Form 10-Q
period 2008-03-31
Hillenbrand, Inc.
filed 2008-05-14
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
Commission File No. 001-33794
HILLENBRAND, INC.
(Exact name of registrant as specified in its charter)

Indiana	26-1342272
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Batesville Boulevard
Batesville, Indiana	47006
(Address of principal executive offices)	(Zip Code)
(812) 934-7500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐          No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 62,432,919 shares as of April 30, 2008.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Hillenbrand, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
Net revenues	$191.4	$181.2	$354.3	$343.4
Cost of goods sold	108.2	101.2	204.2	194.6

Gross profit	83.2	80.0	150.1	148.8
Operating expenses (including separation costs of $12.9 and $14.1 in the three and six month periods ending March 31, 2008, respectively. See Note 5.)	42.3	28.2	70.8	54.9

Operating profit	40.9	51.8	79.3	93.9
Interest expense	—	—	—	—
Investment income and other	(0.1)	0.4	(0.5)	—

Income before income taxes	40.8	52.2	78.8	93.9
Income tax expense	17.5	18.9	31.5	34.5

Net income	$23.3	$33.3	$47.3	$59.4

Income per common share - basic and diluted (Note 8)	$0.37	$0.53	$0.76	$0.95

Average common shares outstanding - basic and diluted (Note 8)	62.5	62.5	62.5	62.5
See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	March 31	September 30
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$125.9	$11.9
Receivable from Hill-Rom Holdings, Inc. (Note 1)	15.4	—
Short-term investments (Note 1)	55.3	—
Trade receivables, net	101.8	90.9
Inventories	49.7	47.5
Deferred income taxes	18.8	16.0
Prepaid income taxes (Note 1)	14.9	0.3
Other current assets	6.9	3.6

Total current assets	388.7	170.2
Property, net	93.7	88.9
Intangible assets, net	21.3	23.0
Investments (Note 2)	152.5	—
Prepaid pension costs	1.7	1.6
Deferred income taxes	10.8	16.2
Due from Hill-Rom Holdings, Inc. (Note 5)	9.1	—
Other	21.0	16.7

Total Assets	$698.8	$316.6

LIABILITIES
Current Liabilities
Revolving credit facility (Note 4)	$250.0	$—
Trade accounts payable	19.8	18.3
Accrued compensation	23.1	20.6
Accrued customer rebates	18.8	20.3
Other current liabilities	20.5	16.6
Due to Hill-Rom Holdings, Inc. (Note 1)	20.2	—

Total current liabilities	352.4	75.8
Deferred compensation, long-term portion	7.3	8.6
Accrued pension and postretirement healthcare, long-term portion	38.9	28.1
Other long-term liabilities	31.2	23.2

Total Liabilities	429.8	135.7

Commitments and Contingencies (Note 11)
SHAREHOLDERS’ EQUITY (Notes 3 and 9)
Parent company equity	—	193.5
Common stock, no par value	—	—
Additional paid-in-capital	283.3	—
Retained earnings	—	—
Accumulated other comprehensive loss (Note 13)	(14.3)	(12.6)

Total Shareholders’ Equity	269.0	180.9

Total Liabilities and Shareholders’ Equity	$698.8	$316.6

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	March 31
	2008	2007
Operating Activities
Net income	$47.3	$59.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9.3	8.6
Provision for deferred income taxes	0.4	(2.9)
Gain on disposal of property	(0.2)	(0.5)
Trade accounts receivable	(11.1)	(3.2)
Inventories	(2.4)	(2.9)
Other current assets	(2.2)	0.7
Trade accounts payable	1.5	2.1
Accrued expenses and other current liabilities	7.1	0.8
Defined benefit plan funding	(0.9)	(0.5)
Change in deferred compensation	(0.5)	(1.4)
Other, net	1.2	1.1

Net cash provided by operating activities	49.5	61.3

Investing Activities
Capital expenditures	(4.4)	(4.0)
Proceeds on disposal of property	0.3	0.7
Payment for acquisitions of businesses, net of cash acquired	—	(4.7)

Net cash used in investing activities	(4.1)	(8.0)

Financing Activities
Proceeds from revolving credit facility	250.0	—
Deferred financing costs	(0.9)	—
Net change in advances to parent	(290.3)	(53.7)
Cash received from parent in connection with separation	110.0	—

Net cash provided by (used in) financing activities	68.8	(53.7)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)

Net cash flows	114.0	(0.5)

Cash and cash equivalents:
At beginning of period	11.9	7.9

At end of period	$125.9	$7.4

See Note 1 for non-cash transactions resulting from the “Distribution.”
See Notes to Consolidated Financial Statements

Hillenbrand, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.	Distribution and Description of the Business

Distribution

Until the close of business on March 31, 2008, Hillenbrand, Inc. (“Hillenbrand”), formerly known as Batesville Holdings, Inc., was a wholly-owned subsidiary of Hillenbrand Industries, Inc. After the close of business on March 31, 2008, Hillenbrand Industries, Inc., at the approval of its Board of Directors, completed a tax free pro-rata distribution to its shareholders of 100% of the common shares of Hillenbrand (the “Distribution”). Beginning April 1, 2008, Hillenbrand began trading on the New York Stock Exchange (“NYSE”) under the symbol “HI” as an independent public company. Contemporaneously, Hillenbrand Industries, Inc., changed its name to Hill-Rom Holdings, Inc. (“Hill-Rom”). The Distribution is described in detail in our information statement dated March 17, 2008 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2008. Unless the context otherwise requires, the terms “the Company,” “we,” “our” and “us” refers to Hillenbrand. The term “Hill-Rom” or “parent” refers to Hill-Rom Holdings, Inc. as well as its predecessor, our former parent, Hillenbrand Industries, Inc.

Significant Components of the Distribution

In connection with the Distribution, we executed the following transactions:
•	Hill-Rom transferred to us:
•	Investments in private equity limited partnerships and common stock (carrying value of $27.9 million) and a note receivable from Forethought Financial Group, Inc. (carrying value of $124.6 million).

•	Short-term investments (carrying value of $55.3 million plus interest receivable of $0.8 million).

•	$3.3 million in net unrealized gains on available for sale securities (net of taxes), as a component of accumulated other comprehensive loss.

•
A joint ownership interest in the corporate conference center facilities (carrying value of $1.2 million) and the corporate aircraft (carrying value of $6.3 million), in addition to other fixed assets (carrying value of $0.6 million).

•
Various deferred tax assets and liabilities associated with the assets described above (net asset carrying value of $0.4 million), our share of prepaid income taxes (carrying value of $14.6 million), and income taxes payable to Hill-Rom generated by our operations through the date of separation (carrying value of $19.2 million, reported within the line item, “due to Hill-Rom Holdings, Inc.”)

•	$110.0 million in cash and a $15.4 million receivable, which we collected from Hill-Rom in April 2008.
•
Hill-Rom distributed approximately 62.3 million shares of our common stock to holders of Hill-Rom common stock. Approximately 0.1 million additional shares of our common stock were issued in connection with certain Hill-Rom restricted stock units that vested in connection with the Distribution. Additionally, certain stock based awards previously issued in Hill-Rom common stock outlined in Note 10 were converted into awards based in our common stock.

•	The parent company investment account of $283.3 million immediately prior to the separation, was reclassified to additional paid-in capital.
Nature of Operations

We are a leader in the North American death care industry. We manufacture, distribute and sell funeral service products to licensed funeral directors who operate licensed funeral homes. Our Batesville Casket branded products consist primarily of burial caskets but also include cremation caskets, containers and urns, selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including the creation and hosting of websites for licensed funeral homes.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States of America (“U.S.”). Except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on October 1, 2007, and the effects of the Distribution on March 31, 2008, the unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of September 30, 2007, and for the year ended September 30, 2007, and in the opinion of management, reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of its operations and its cash flows as of the dates and for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements of the Funeral Service Business of Hillenbrand Industries, Inc. as of September 30, 2007, and 2006, and for each of the three years in the period ended September 30, 2007, included in the Company’s Registration Statement on Form 10, as amended. The consolidated results of operations for the three and six month periods ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2008, or for any other future periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Prior to close of business on March 31, 2008, our financial statements were considered combined (rather than consolidated) because of the nature of our legal structure prior to the Distribution. We refer to these earlier periods as “consolidated” for comparative and discussion purposes in this Form 10-Q.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, the establishment of reserves related to our customer rebates, allowance for doubtful accounts and early pay discounts, income taxes, accrued litigation, self insurance reserves, and the estimation of fair value associated with our short-term and noncurrent investments.

Cash and Cash Equivalents

We maintained our own cash accounts prior to the Distribution, although, until the Distribution, cash was managed centrally by Hill-Rom. Consequently, we have instituted our own cash management program, including the over-night transfer of account balances into money market funds. Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term highly liquid investments with original maturities of three months or less.

Short-term Investments

At March 31, 2008, we held $55.3 million of short-term investments, which consisted of a portfolio of auction rate securities (consisting of highly rated state and municipal bonds) classified as available-for-sale securities and recorded at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In connection with the Distribution, Hill-Rom transferred our share of the portfolio to us along with unrealized losses (net of tax) on these available-for-sale securities of $1.1 million, which have been included as a component of accumulated other comprehensive loss. We have estimated the current fair value of the portfolio with information provided by banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of March 31, 2008, the underlying securities in the portfolio consist of credit worthy borrowers with AAA debt ratings. Although recent market conditions and auction failures have adversely impacted the liquidity of these securities resulting in the recording of unrealized losses, management believes that the portfolio will be converted to cash within the next 12 months. Although we have the ability and the intent to hold these assets until market conditions are more favorable, if current market conditions do not improve or worsen, we may not be able to convert these securities to cash during this period. Such circumstances could result in further temporary unrealized losses or impairment, and liquidity and earnings could be adversely affected. When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss. Because these investments were transferred to us in connection with the Distribution, no income from these investments was earned by us in any period presented herein.

Investments

Our noncurrent investment portfolio consists of investments in private equity limited partnerships and common stock (carrying value of $27.9 million at March 31, 2008), and a note receivable from Forethought Financial Group, Inc. (carrying value of $124.6 million at March 31, 2008). These investments were transferred to us in connection with the Distribution.

We use the equity method of accounting for substantially all of our private equity limited partnership investments, with earnings or losses reported within the line item, “investment income and other” in our consolidated statements of income. Our portion of any unrealized gains or losses related to our investments in the private equity limited partnerships and common stock are charged or credited to “accumulated other comprehensive loss” in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains or losses. On March 31, 2008, $4.4 million of net unrealized gains (net of tax) related to these investment was transferred to us.

Earnings and carrying values for investments accounted for under the equity method are determined based on financial statements provided by the investment companies. Certain of these investments require commitments by us to provide additional funding of up to $4.6 million. The timing of this funding is uncertain but is expected to occur over the next five years.

When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss.

The carrying value of the note receivable from Forethought Financial Group, Inc. includes the note’s face value of $107.7 million and interest receivable of $22.8 million, all reduced by the remaining unamortized discount of $5.9 million. This note carries an increasing rate of interest over its original ten-year term beginning June 2004, with interest accruing at 6.0% for the first five years and compounding semi-annually. The stated interest rate increases to 8.0% in June 2009, and to 10.0% in June 2011. The stated interest rates when taken with amortization of the discount results in an effective interest rate of 9.5% over the life of the note. No payments of interest or principal are due under the note until fiscal 2010, at which time annual payments of $10.0 million are required. All outstanding amounts are due at maturity, which is scheduled to be July 2014 unless extended by Forethought Financial Group, Inc. for a period of up to two additional years.

We regularly evaluate all investments for possible impairment based on current economic conditions, credit loss experience, and other criteria. If there is a decline in an investment’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss, and the cost basis of the investment is reduced to its estimated fair value. The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired investments; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other-than-temporary.

As these investments were transferred to us in connection with the Distribution, no income from these investments was earned by us in any period presented herein.

Judgment Sharing Agreement (“JSA”)

As discussed in Note 5, in March 2008, we entered into a JSA with Hill-Rom related to antitrust litigation matters discussed in Note 11. We apply SFAS No. 5, “Accounting for Contingencies” in evaluating and accounting for this JSA. The JSA apportions responsibility between us and Hill-Rom for any potential liabilities associated with that litigation.

Income Taxes and Adoption of FIN 48

Our operating results have historically been included in Hill-Rom’s consolidated U.S. income tax returns for periods prior to the Distribution. Foreign operations file income tax returns in a number of jurisdictions. As of the date of the Distribution, we owed Hill-Rom approximately $19.2 million for our portion of our former parent company’s income tax liability related to our operations through the date of separation. The provision for income taxes in these financial statements has been determined on a separate return basis as if we were a separate, stand-alone taxpayer rather than a member of Hill-Rom’s consolidated income tax return group. Deferred income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes,” and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.

On October 1, 2007, we adopted FIN 48, which addresses the accounting and disclosure of uncertain income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.

The adoption of FIN 48, which was reflected as a cumulative effect of a change in accounting principle, resulted in a decrease to beginning parent company equity at October 1, 2007, of $1.8 million. The total amount of unrecognized tax benefits at that date was $7.4 million, which included $3.7 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

We account for accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties at October 1, 2007, were $0.2 million.

As noted above, for periods prior to the Distribution, Hill-Rom has filed or will file consolidated federal income tax returns as well as multiple state and local tax returns that included our operating results. Our foreign operations file income tax returns in a number of jurisdictions. In the normal course of business, we and Hill-Rom are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns, with open tax years generally ranging from 2003 and forward. As of October 1, 2007, Hill-Rom had completed audits with the Internal Revenue Service (“IRS”) for tax years prior to fiscal 2002. Additionally, the IRS had concluded its audit of fiscal 2002 and 2003; however, these periods are not yet closed as Hill-Rom has filed a protest with the IRS, which is currently being appealed. Hill-Rom is in agreement with the audit findings of the IRS for these periods except for one tax matter which is unrelated to our operations. We and Hill-Rom are currently under examination by the IRS for fiscal years 2004 through 2008.

The IRS examination of fiscal years 2004 through 2006 is expected to conclude in the third quarter ended June 30, 2008. There are other on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. The resolution of these audits could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of unrecognized tax benefits. We do not expect that the outcome of these audits will significantly impact our financial statements.

The amount of unrecognized tax benefits at the adoption of FIN 48 was reduced by $2.6 million in the three months ended December 31, 2007, primarily related to the settlement of the timing of certain compensation deductions. The offset to this adjustment was recorded as a reduction in deferred tax assets.

During the three months ended March 31, 2008, the amount of unrecognized tax benefits increased by $3.0 million primarily related to foreign jurisdiction audit activity. This increase in the gross unrecognized tax benefits was almost entirely offset by the recognition of additional deferred tax assets and tax receivables on the balance sheet.

After recording the adjustments mentioned above, the total amount of gross unrecognized tax benefits as of March 31, 2008 was $7.8 million, which includes approximately $3.9 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

We estimate that the total unrecognized tax benefit could decline by $2.5 to $3.0 million over the next 12 months. The decline would result from the settlement of examinations by taxing authorities and the expiration of applicable statutes of limitation.

As discussed in Note 5, we entered into a tax sharing agreement with Hill-Rom in connection with the Distribution.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. SFAS No. 157 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, which will be our fiscal year 2009. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delays the effective date of aspects of SFAS No. 157 to fiscal years beginning after November 15, 2008, our fiscal year 2010, and for interim periods within those years. This delay applies to all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. We are currently evaluating its potential impact to our financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If adopted, the difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, which will be our fiscal year 2009. We are evaluating the statement and have not yet determined the impact its adoption will have on our combined financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 141(R) changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred and also changes the accounting for contingent consideration, acquired contingencies, and restructuring costs related to an acquisition. SFAS No. 160 requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheets as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss should be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest should be established. Both of these statements are effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. As such, we will adopt the provisions of SFAS No. 141(R) and SFAS No. 160 beginning in our fiscal year 2010.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first fiscal year after November 15, 2008, which will be our fiscal year 2010. We are currently evaluating its potential impact to our financial statements.

3.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity (dollars in millions, except share data):

	March 31	September 30
	2008	2007
Allowance for possible losses and discounts on trade receivables	$17.1	$18.0

Inventories:
Raw materials & work in process	$11.8	$10.3
Finished products	$37.9	$37.2

Total inventory	$49.7	$47.5

Accumulated depreciation of property	$224.5	$215.4

Accumulated amortization of intangible assets	$20.2	$18.3

Preferred stock, no par value:
Shares authorized	1,000,000	None
Shares issued	None	None

Common stock, no par value:
Shares authorized	199,000,000	None
Shares issued	62,402,919	None
Shares outstanding	62,402,919	None
4.	Financing Agreement

In March 2008, we entered into a $400 million five-year senior revolving credit facility (the “Facility”) with a syndicate of banks (the “Banks”). The term of the Facility expires in March 2013. Borrowings under the Facility bear interest at variable rates, based upon the Banks’ base rate or LIBOR plus a margin amount based upon our public debt rating (all as provided in the credit agreement governing the Facility). As of March 31, 2008, the applicable weighted average interest rate was 3.8%. The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include compliance with covenants contained in the credit agreement governing the Facility, absence of default under the Facility, and continued accuracy of certain representations and warranties contained in the credit agreement. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of Consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the Facility may be used: (i) to consummate the separation from Hill-Rom; (ii) for working capital and other lawful corporate purposes; and (iii) to finance acquisitions.

As of March 31, 2008, we (i) had no outstanding, undrawn letters of credit under the Facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $150.0 million of remaining borrowing capacity available under the Facility.

As of March 31, 2008, we had incurred and capitalized $0.9 million of deferred financing costs associated with the Facility. These deferred financing costs will be amortized as a component of interest expense over the term of the Facility on a straight-line basis.

During April 2008, we paid down a portion of the outstanding balance under the Facility and had $175.0 million outstanding on the Facility at April 30, 2008.

5.	Transactions with Hill-Rom

Allocation of Corporate Expenses

Through March 31, 2008, our operating expenses within our consolidated statements of income include allocations from Hill-Rom for certain Hill-Rom retained corporate expenses including treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, board of directors, information technology, other shared services, and certain severance costs. These allocations have been determined on bases that management considered to be a reasonable reflection of the utilization of services provided to or the benefits received by us. The allocation methods included revenues, headcount, square footage, actual utilization applied to variable operating costs, and specific identification based upon actual costs incurred when the nature of the item or charge was specific to us. See Note 6 for further discussion of retirement benefit and other postretirement healthcare costs. Hill-Rom corporate allocated costs included in our consolidated statements of income for the three month and for the six month periods ended March 31, 2008, and 2007, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
Hill-Rom allocated costs	$4.9	$3.6	$7.4	$6.2
Separation Costs

In addition to the allocated corporate expenses described above, we incurred or were allocated costs related to the separation from Hill-Rom during the three months and six months ended March 31, 2008, in the aggregate amount of $12.9 million and $14.1 million, respectively. These costs consist primarily of investment banking and advisory fees, legal, accounting, recruiting, and consulting fees allocated based upon revenue or specific identification.

On March 14, 2008, the Board of Directors of Hill-Rom approved a modification to Hill-Rom’s stock incentive plan that would automatically ensure that participants neither gained or lost value purely as a result of the separation. As a result of the modification, we recorded $1.1 million of stock based compensation expense related to our employees as of that date. In addition, the separation caused the acceleration of $3.2 million of stock based compensation expense on previously unvested restricted stock units now fully vested. See Note 10 for further information on our stock based compensation programs.

Agreements with Hill-Rom

The Company entered into a Distribution Agreement as well as a number of other agreements with Hill-Rom to accomplish the separation of our business from Hill-Rom and the distribution of our common stock to Hill-Rom’s shareholders and to govern the relationship between the Company and Hill-Rom subsequent to the Distribution. These agreements included:

•	Distribution Agreement

•	Judgment Sharing Agreement (“JSA”)

•	Employee Matters Agreement

•	Tax Sharing Agreement

In addition, the Company and Hill-Rom entered into shared services and transition services agreements to outline certain services to be provided by each company and its subsidiaries to the other and its subsidiaries following the separation, as well as leases and subleases for locations that are being shared after the Distribution. Also, the Company entered into agreements providing for the joint ownership by us and Hill-Rom of certain assets, including certain aircraft and corporate conference facilities used by both companies. We also entered into a limited, mutual right of first offer or right of first refusal agreement with Hill-Rom with respect to various real estate and improvements thereon owned by us or Hill-Rom in the Batesville, Indiana area.

The distribution agreement, judgment sharing agreement, employee matters agreement and tax sharing agreement were each filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2008. The following presents a summary of these agreements between the Company and Hill-Rom. These summaries are qualified in their entirety by reference to the full text of the agreements.

Distribution Agreement — The distribution agreement sets forth the agreements between Hill-Rom and us with respect to the principal corporate transactions that were required to effect the separation and the distribution of our shares to Hill-Rom shareholders, the allocation of certain corporate assets and liabilities, and other agreements governing the relationship between Hill-Rom and us.

The distribution agreement provides that we and our subsidiaries will release and discharge Hill-Rom and its subsidiaries from all liabilities to us and our subsidiaries of any sort, including liabilities in connection with the transactions contemplated by the distribution agreement, except as expressly set forth in the agreement. Conversely, Hill-Rom and its subsidiaries will release and discharge us and our subsidiaries from all liabilities to Hill-Rom and its subsidiaries of any sort, including liabilities in connection with the transactions contemplated by the distribution agreement, except as expressly set forth in the agreement. The releases will not release any party from, among other matters, liabilities assumed by or allocated to the party pursuant to the distribution agreement or the other agreements entered into in connection with the separation or from the indemnification and contribution obligations under the distribution agreement or such other agreements. In addition, the distribution agreement provides that both Hill-Rom and we will indemnify each other against certain liabilities related to our respective business operations.

The distribution agreement also will establish procedures with respect to claims subject to indemnification and related matters.

In order to preserve the credit capacity of each of Hill-Rom and us to perform our respective obligations under the judgment sharing agreement described below, the distribution agreement imposes certain restrictive covenants on Hill-Rom and us. Specifically, the distribution agreement provides that, until the occurrence of an Agreed Termination Event (as described below), we and our subsidiaries will not:

•
incur indebtedness to finance the payment of any extraordinary cash dividend on our outstanding capital stock or the repurchase of any outstanding shares of our capital stock (the parties have agreed that either of them can apply available cash to reduce indebtedness outstanding at the time of the Distribution and subsequently incur a comparable amount of indebtedness for the purpose of paying an extraordinary cash dividend or repurchasing shares of capital stock without contravening the prohibitions set forth in this covenant);

•	declare and pay regular quarterly cash dividends on our shares of common stock in excess of the $0.1825 per share quarterly dividend that we initially expect to pay following the distribution;

•
make any acquisition outside our core area of business, defined to mean the manufacture or sale of funeral service products or any of our existing business lines or any other basic manufacturing or distribution business where it is reasonable to assume that our core competencies could add enterprise value;

•
incur indebtedness in excess of $100 million to finance any acquisition in our core area of business without the receipt of an opinion from a qualified investment banker that the transaction is fair to our shareholders from a financial point of view; or

•
incur indebtedness to make an acquisition in our core area of business that either (i) causes our ratio, calculated as provided in the distribution agreement, of Pro Forma Consolidated Total Debt to Consolidated EBITDA (each as defined in the distribution agreement) to exceed 1.8x or (ii) causes our credit rating by either Standard & Poor’s Ratings Services or Moody’s Investor Services to fall more than one category below its initial rating after giving effect to the Distribution.

As used in the distribution agreement, “Agreed Termination Event” means the first to occur of (i) the full and complete satisfaction of a trial court judgment in the last pending antitrust litigation matter described in Note 11, Commitments and Contingencies (including any other matter that is consolidated with any such matter) or the suspension of the execution of such judgment by the posting of a supersede as bond or (ii) the settlement or voluntary dismissal of such last pending matter as to us and Hill-Rom. These restrictive covenants will terminate in the event that either Hill-Rom’s or our funding obligations under the judgment sharing agreement terminate in accordance with the terms of that agreement. The distribution agreement imposes similar restrictions on Hill-Rom and its subsidiaries, except that the definition of core business is appropriate for Hill-Rom. See Note 5 for a description of the judgment sharing agreement.

Judgment Sharing Agreement (“JSA”) — Because we, Hill-Rom and the other co-defendants in the antitrust litigation matters described in Note 11 are jointly and severally liable for any damages that may be assessed at trial with no statutory contribution rights among the defendants, we and Hill-Rom entered into a JSA to allocate any potential liability under these cases and any other case that is consolidated with any such case. We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories.

Under the judgment sharing agreement, the aggregate amount that we and Hill-Rom will be required to pay or post in cash (i) to satisfy in its entirety any claim (including upon settlement) once the action has been finally judicially determined or (ii) to post a bond, in the event we or Hill-Rom elect to do so, to stay the execution of any adverse judgment pending its final determination, will be funded in the following order of priority:

•	First, we will be required to contribute an amount equal to:
•
the maximum amount of cash and cash proceeds that we have on hand or are able to raise using our best efforts, without any obligation to sell assets other than cash equivalents and subject to limitations on the amount of equity securities we are required to issue and the ability to retain cash sufficient to operate our business in the normal course, which we refer to as “maximum funding proceeds,” minus

•	the difference between $50 million and the amount of cash retained to operate the business if the amount of such retained cash is less than $50 million;
•	Second, Hill-Rom and its subsidiaries will be required to contribute their maximum funding proceeds; and

•	Third, we will be required to contribute the remainder of our maximum funding proceeds.

Neither we nor Hill-Rom will be required to raise or provide funds if the total amount of funds available to both us and Hill-Rom would not be sufficient to cover a judgment or settlement amount or the cost of the appeal bond. The funding obligations of each company also are subject to a limitation relating to that company’s continued solvency. The judgment sharing agreement provides that if the foregoing allocation is held to be unenforceable, we and Hill-Rom will be required to contribute to satisfy any funding obligation based upon a mutually satisfactory agreement as to our and Hill-Rom’s relative culpability (if any) or, failing such an agreement, pursuant to arbitration under the arbitration provisions contained in the judgment sharing agreement.

The judgment sharing agreement provides that we are responsible for bearing all fees and costs incurred in the defense of the antitrust litigation matters on behalf of ourselves and Hill-Rom. The Distribution Agreement contains provisions governing the joint defense of the antitrust litigation and other claims.

In the event that Hill-Rom or we are dismissed as a defendant in the antitrust litigation matters (except where the dismissal results from a settlement agreement other than a settlement not including both us and Hill-Rom) or are found upon conclusion of trial not to be liable for payment of any damages to the plaintiffs, any funding obligations under the judgment sharing agreement of the party so dismissed or found not liable will terminate once such dismissal or finding of no liability is finally judicially determined.

Employee Matters Agreement — We entered into an employee matters agreement with Hill-Rom prior to the Distribution that governs our compensation and employee benefit obligations with respect to our directors and our current and former employees, along with the assumption of liabilities for certain former Hill-Rom directors and employees and former employees of other non-medical technology businesses. The employee matters agreement allocates liabilities and responsibilities relating to employee compensation and benefits plans and programs and other related matters in connection with the Distribution including, without limitation, the treatment of outstanding Hill-Rom equity-based awards, certain outstanding annual and long-term incentive awards, existing deferred compensation obligations and certain retirement, postretirement, and welfare benefit obligations. In connection with the Distribution, we adopted, for the benefit of our employees and directors, a variety of compensation and employee benefits plans that are generally comparable in the aggregate to those provided previously by Hill-Rom immediately prior to the Distribution. We reserve the right to amend, modify or terminate each such plan in accordance with the terms of that plan. With certain possible exceptions, the employee matters agreement provided that as of the date of the Distribution, our employees and directors ceased to be active participants in, and we generally ceased to be a participating employer in, the benefit plans and programs maintained by Hill-Rom. At the time of the Distribution, our employees and directors became eligible to participate in all of our applicable plans. In general, we credited each of our employees with his or her service with Hill-Rom prior to the Distribution for all purposes under plans maintained by us, to the extent the corresponding Hill-Rom plans gave credit for such service and such crediting did not result in a duplication of benefits.

The employee matters agreement provides that as of the Distribution date, except as specifically provided therein, we assumed, retained, and are liable for all wages, salaries, welfare, incentive compensation, and employee-related obligations and liabilities for our directors and all current and former employees of our business, along with those for certain former Hill-Rom directors and corporate employees and former employees of other non-medical technology businesses. Accordingly, such liabilities have been included in our consolidated financial statements for all periods presented herein. The distribution agreement provides that if neither we nor Hill-Rom is entitled to receive a full deduction for any liabilities discharged by us with respect to these Hill-Rom directors and former employees, we will reassign those liabilities back to Hill-Rom and pay Hill-Rom an amount equal to the then carrying value of these liabilities on our books and records, net of taxes. Based upon the carrying amounts of these liabilities and the related tax benefits as of March 31, 2008, the cash payment that we would have been required to make under the circumstances described above was approximately $13.9 million. Additionally, Hill-Rom and we agreed that with the assumption of liabilities for these Hill-Rom directors and former employees, we are entitled to the tax benefit from the satisfaction of such liabilities. Accordingly, we have reflected this tax benefit as an amount due from Hill-Rom in the amount of $9.1 million as of March 31, 2008. The utilization of this tax benefit will be determined based on the cash benefit to us as if such deduction were taken and allowed on our filed tax returns, including any amended tax returns.

The employee matters agreement also provided for the transfer of assets and liabilities relating to the predistribution participation of all employees and directors for which we have assumed responsibility in various Hill-Rom retirement, postretirement, welfare, incentive compensation, and employee benefit plans from such plans to the applicable plans we adopt for the benefit of our employees and directors. The employee matters agreement provides that we and Hill-Rom may arrange with current service providers with respect to Hill-Rom’s employee benefit plans to continue such services on a shared basis for a period of time following the Distribution and that we will reimburse Hill-Rom for our share of the cost of such shared services.

Tax Sharing Agreement — We entered into a tax sharing agreement with Hill-Rom that generally governs Hill-Rom’s and our respective rights, responsibilities, and obligations with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution to qualify as a tax-free distribution. Under the tax sharing agreement, with certain exceptions, we are generally responsible for the payment of all income and non-income taxes attributable to our operations and the operations of our direct and indirect subsidiaries, whether or not such tax liability is reflected on a consolidated or combined tax return filed by Hill-Rom. The tax sharing agreement also imposes restrictions on our and Hill-Rom’s ability to engage in certain actions following our separation from Hill-Rom and sets forth the respective obligations among us and Hill-Rom with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation, and other matters. The Company generally will be responsible for 43.7 percent of any taxes that arise from the failure of the Distribution to qualify as a tax-free Distribution for U.S. federal income tax purposes, if such failure is for any reason for which neither the Company nor Hill-Rom is responsible.

Shared Services and Transitional Services Agreements — We entered into shared services agreements and transitional services agreements with Hill-Rom in connection with the separation. The shared services agreements address services that may be provided for an extended period, while the transitional services agreements covers services that are intended to be provided for a limited period while the recipient of the services makes other arrangements for these services.

Under the shared services agreements, we and Hill-Rom agree to provide certain services to each other following the separation for an initial term of two years, with automatic two-year extensions if commercially viable alternatives for the services are not available, except as noted below. After the initial two-year term, either party may terminate an agreement by notice to the other party, and the recipient of the services must terminate if commercially viable alternatives for the services are available. For purposes of the foregoing, the determination of whether commercially viable alternatives are available is in the discretion of the recipient of the services.

These services include aviation services related to the airfield that Hill-Rom owns and operates and certain aircraft that Hill-Rom and we jointly own and operate following the separation, as well as certain ground transportation and fleet maintenance services. In addition, due to the interrelated nature of certain facilities that are owned by Hill-Rom and us, we entered into agreements requiring Hill-Rom and us to maintain our respective parts of such facilities, including, for example, maintaining fire protection systems for the facilities. In general, the recipient of services is billed for the services at the fair value of the services, except that we will be billed at cost for aviation services provided to us by Hill-Rom, and we and Hill-Rom are independently responsible for our respective obligations to maintain our portions of the interrelated facilities. Hill-Rom continues to provide us aviation services related to the airfield to us for as long as we continue to own an interest in certain jointly owned or other private aircraft. Ground transportation services can continue as long as Hill-Rom and we continue jointly to own corporate conference facilities used by both companies. Obligations under the agreements relating to the maintenance of interrelated facilities can continue for so long as required for the proper maintenance, operation, and use of such facilities or until such interrelated facilities are segregated.

Under the transitional services agreements, Hill-Rom provides certain services to us for a specified period following the separation. The services to be provided may include services regarding certain public company staffing needs, legal services, human resources services, medical services, and certain information technology services. We are generally billed at cost for these services, including information technology services provided through a third party under a contract to which Hill-Rom is a party. The transitional services agreements generally provide that the services will continue for a period of up to two years following the separation, subject to earlier termination by the recipient of the services and to extension if the parties agree.

6.	Retirement Benefit and Postretirement Healthcare Plans

Plan Revaluations

In connection with the Distribution, we completed revaluations as of March 31, 2008, of certain retirement benefit plans and postretirement healthcare plan funding obligations where we previously participated with Hill-Rom. As a result of these revaluations the aggregate liabilities associated with these plans increased approximately $9.2 million (primarily resulting from unfavorable plan asset performance since September 30, 2007). This amount is reflected as an increase in accumulated other comprehensive loss, net of tax benefits, as of March 31, 2008. The final legal transfer of the applicable plan assets is not yet completed and there could be some differences between the value of these assets at March 31, 2008, and the value transferred at the transfer date.

Actuarial Assumptions

The weighted average assumptions used in remeasuring our obligations under our defined benefit retirement plans, including those revalued at March 31, 2008, were as follows:

Discount rate for obligation	6.75%
Discount rate for expense	6.5%
Expected rate of return on plan assets	8.0%
Rate of compensation increase	4.0%
The weighted average assumptions used in revaluing our obligation under our postretirement healthcare plan at March 31, 2008, were as follows:

Discount rate for obligation	6.75%
Discount rate for expense	6.25%
Rate of healthcare cost increase, through 2014, 5% thereafter	6.75%

The rates presented above and used in the valuation of our defined benefit retirement plans and postretirement healthcare plans are evaluated annually based on current market conditions, except where required in connection with a plan remeasurement.

Effect on Operations

Our share of the components of net pension costs under defined benefit retirement plans for the periods ended March 31, 2008, and 2007, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
Service cost	$1.2	$1.1	$2.2	$2.1
Interest cost	2.8	2.4	5.1	4.8
Expected return on plan assets	(3.2)	(3.0)	(5.8)	(6.0)
Amortization of unrecognized prior service cost, net	0.2	0.3	0.3	0.6

Net pension costs	$1.0	$0.8	$1.8	$1.5

The net postretirement healthcare cost recorded during the three months ended March 31, 2008, and 2007 was $0.4 million and $0.3 million, respectively. The net postretirement healthcare cost recorded during the six months ended March 31, 2008, and 2007 was $0.7 million and $0.6 million, respectively.

7.	Income Taxes

The effective tax rates for the second quarter and the year-to-date periods ended March 31, 2008, were 43.0% and 40.0%, respectively. The tax rates for the same periods ended March 31, 2007, were 36.2% and 36.8%, respectively. The higher effective tax rate for the second quarter and the year-to-date periods ended March 31, 2008, are due primarily to non-deductible separation costs we have incurred.

8.	Income Per Common Share

The calculation of basic and diluted net income per share and shares outstanding for the periods presented is based on the number of our shares outstanding at March 31, 2008, (plus unissued fully vested common shares). There is no dilutive impact from common stock equivalents for periods prior to the separation, as we had no dilutive equity awards outstanding. The dilutive effect of our share-based awards issued in connection with the conversion of Hill-Rom awards upon separation and for future Company grants will be included in the computation of diluted net income per share in periods after the separation.

9.	Stockholders’ Equity

The following table provides a summary of the activity within stockholders’ equity from September 30, 2007, to March 31, 2008 (amounts in millions):

					Accumulated
			Additional		Other	Parent
	Common Stock		Paid-in	Retained	Comprehensive	Company
	Shares	Amount	Capital	Earnings	Loss	Investment	Total
September 30, 2007	—	$—	$—	$—	$(12.6)	$193.5	$180.9
Adoption of FIN 48 (Note 2)	—	—	—	—	—	(1.8)	(1.8)
Change in parent company investment	—	—	—	—	—	(290.3)	(290.3)
Change in items not recognized as a component of net pension and postretirement healthcare costs	—	—	—	—	(5.7)	—	(5.7)
Change in foreign currency translation adjustment	—	—	—	—	0.6	—	0.6
Change in unrealized gain on derivative instruments	—	—	—	—	0.1	—	0.1
Net income generated prior to separation	—	—	—	—	—	47.3	47.3
Contribution of net assets from parent	—	—	—	—	3.3	334.6	337.9
Issuance of common stock to shareholders of Hill-Rom	62.4	—	283.3	—	—	(283.3)	—

March 31, 2008	62.4	$—	$283.3	$—	$(14.3)	$—	$269.0

10.	Stock Based Compensation

In connection with the Distribution, we implemented new stock based compensation plans (including the Stock Incentive Plan, the Board of Directors Deferred Compensation Plan, and the Executive Deferred Compensation Program) and registered 4,785,436 common shares available for issuance under these plans. Hill-Rom share based awards, which included stock options and restricted stock, held by our employees and certain former employees of Hill-Rom were converted to equivalent share based awards of Hillenbrand, Inc. based on the ratio of the market price of each company’s publicly traded common stock at the time of separation. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of March 31, 2008, options with respect to 2,116,738 shares have been granted under these plans (or converted from previous Hill-Rom equity awards issued prior to the Distribution). In addition, a total of 203,670 restricted stock units have been granted (or converted from previous Hill-Rom equity awards issued prior to the Distribution) and a total of 140,108 common shares have been issued under these plans as of March 31, 2008.

Our primary program is the Stock Incentive Plan, which provides for long-term performance compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, and bonus stock. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the plan. The option price and term are also subject to determination by administrator with respect to each grant. Option prices are generally expected to be set at the fair market price of our common stock at date of grant, and option terms are not expected to exceed ten years.

The stock based compensation that was charged against income, net of tax, for all plans was $3.3 million and $0.4 million for the three-month periods ended March 31, 2008, and 2007, respectively, and was $3.7 million and $0.7 million for the six-month periods ended March 31, 2008, and 2007, respectively, including the charge previously discussed in Note 5.

Stock Options

On March 14, 2008, the Board of Directors of Hill-Rom approved a modification to the stock option plan that would automatically make participants whole in connection with the separation. In accordance with SFAS No. 123(R) “Share-Based Payment,” a charge of $1.1 million was recorded at the time of modification related to our employees. As of March 31, 2008, there was approximately $2.2 million of unrecognized stock based compensation associated with our unvested stock options expected to be recognized over a weighted average period of 1.2 years.

The following tables provide a summary of outstanding stock option awards from September 30, 2007, to March 31, 2008, previously exercisable into Hill-Rom’s common stock, now exercisable into our common stock:

		Weighted
		Average
	Number	Exercise
Options in Hill-Rom Holdings, Inc. common stock	of Shares	Price

Outstanding at September 30, 2007	692,422	$51.81
Granted	165,360	53.86
Exercised	(17,767)	52.11
Forfeited or no longer associated with our operations	(90,300)	46.46
Converted into Hillenbrand awards	(749,715)	52.81

Outstanding at March 31, 2008	—	$—

		Weighted
		Average
	Number	Exercise
Options in Hillenbrand, Inc. common stock	of Shares	Price

Outstanding at September 30, 2007	—	$—
Converted from Hill-Rom awards related to our employees	1,631,389	24.27
Converted from Hill-Rom awards related to former Hill-Rom employees	485,349	22.93

Outstanding at March 31, 2008	2,116,738	$23.96

Exercisable at March 31, 2008	1,512,457	$23.55

As of March 31, 2008, the average remaining life of the outstanding stock options was 5.2 years with an aggregate intrinsic value of $1.2 million.

During April 2008, options to purchase 483,529 shares of our common stock at an exercise price of $21.05 per share were granted to our Chief Executive Officer (“CEO”). Subsequent to this, 360,014 of these options were cancelled and replaced with 30,879 restricted stock units. The remaining options vest over a three year period.

Restricted Stock Units (RSUs)

In connection with our separation from Hill-Rom, 100,274 previously granted RSUs in Hill-Rom stock became fully vested upon separation in accordance with their terms. The remaining unrecorded compensation expense associated with these previously unvested RSUs of $3.2 million was accelerated and charged to expense at March 31, 2008. As of March 31, 2008, there was approximately $2.0 million of unrecognized stock based compensation associated with our unvested RSUs expected to be recognized over a weighted average period of 4.7 years.

The following tables provide a summary of RSU transactions from September 30, 2007, to March 30, 2008, previously in Hill-Rom common stock, now in our common stock:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units in Hill-Rom Holdings, Inc. common stock	Share Units	Fair Value

Nonvested RSUs at September 30, 2007	134,756	$55.01
Granted	40,400	53.91
Vested	(120,225)	54.69
Forfeited or no longer associated with our operations	(14,531)	50.25
Converted into Hillenbrand awards	(40,400)	53.91

Nonvested RSUs at March 31, 2008	—	$—

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units in Hillenbrand, Inc. common stock	Share Units	Fair Value

Nonvested RSUs at September 30, 2007	—	$—
Converted from Hill-Rom awards	87,911	24.74

Nonvested RSUs at March 31, 2008	87,911	$24.74

As of March 31, 2008, the outstanding RSUs had an aggregate intrinsic value of $2.0 million. Dividends payable in stock accrue on the grants and are subject to the same specified terms as the original grants. As of March 31, 2008, a total of 897 stock units had accumulated on nonvested RSUs due to dividend reinvestments and are excluded from the tables above.

During April 2008, 7,316 RSUs were issued to our CEO with a weighted average grant date fair value of $21.05 per unit. An additional 30,879 RSUs were issued to our CEO with a weighted average grant date fair value of $18.64, replacing 360,014 previously granted stock options. The RSUs vest over a five year period.

Performance Based Stock Award

During 2007, Hill-Rom granted a Performance Based Stock Award to our CEO, which included performance based RSUs. The aggregate fair value of these units was approximately $470,000 on the original date of grant. This award was converted into 16,755 RSUs in our stock on March 31, 2008 (not included in the table above). Vesting of the award is contingent upon achievement of certain one, two, and three-year performance targets and corresponding service requirements. As such, compensation expense, based on the estimated achievement of performance and service requirements, is recognized over the performance period through September 30, 2009.

Vested Deferred Stock

Hill-Rom has historically had various other stock-based compensation programs, which like the current RSU program, allowed deferrals after vesting to be set-up as deferred stock. Upon separation, vested deferred shares in our common stock were issued to the holders of vested deferred shares in Hill-Rom common stock in connection with the Distribution. As of March 31, 2008, there were 98,107 of our shares that had been deferred, fully vested and payable in our common stock under the RSU and other stock-based compensation programs (not included in the table above).

11.	Commitments and Contingencies

Antitrust Litigation

On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. (“FCA”) and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with Hill-Rom, and our subsidiary Batesville Casket Company, Inc. (“Batesville”), in the United States District Court for the Northern District of California. This lawsuit alleged a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claimed, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its longstanding policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleged that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleged that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.

After the FCA Action was filed, several more purported class action lawsuits on behalf of consumers were filed based on essentially the same factual allegations and alleging violations of federal antitrust law and/or related state law claims. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Hill-Rom and Batesville.

Batesville, Hill-Rom and the other defendants filed motions to dismiss the FCA Action and a motion to transfer to a more convenient forum. In response, the court in California permitted the plaintiffs to replead the complaint and later granted defendants’ motion to transfer the action to the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”).

On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the Court. The amended FCA complaint contains substantially the same basic allegations as the original FCA complaint. The only other then-remaining purported consumer class action, Fancher v. SCI et al., was subsequently dismissed voluntarily by the plaintiff after the defendants filed a motion to dismiss. On October 26, 2006, however, a new purported class action was filed by the estates of Dale Van Coley and Joye Katherine Coley, Candace D. Robinson, Personal Representative, consumer plaintiffs, against Batesville and Hill-Rom in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in the market. This lawsuit was largely based on similar factual allegations to the FCA Action. Batesville and Hill-Rom had this case transferred to the Southern District of Texas in order to coordinate this action with the FCA Action and filed a motion to dismiss this action. On September 17, 2007, the Court granted Batesville’s and Hill-Rom’s motion to dismiss and ordered the action dismissed with prejudice.

The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations.

On October 18, 2006, the Court denied the defendants’ November 2005 motions to dismiss the amended FCA complaint.

In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit (“Pioneer Valley Action”) against Batesville, Hill-Rom, SCI, Alderwoods, and Stewart in California District Court on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.

Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors in the United States who are or were in business at any time from July 8, 2001 to the present. Excluded from this class are independent casket distributors that: (1) are affiliated in any way with any funeral home; (2) manufacture caskets; or (3) are defendants or their directors, officers, agents, employees, parents, subsidiaries and affiliates.

The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action, although the scheduling orders for both cases are identical. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust laws and state unfair and deceptive practices laws. On October 25, 2006, the district court denied the defendants’ December 2005 motions to dismiss the amended Pioneer Valley complaint.

Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. Post-hearing briefing on the plaintiffs’ class certification motions in both cases was completed in March 2007, though briefing on certain supplemental evidence related to class certification in the FCA Action also occurred in September 2007 and October 2007. The Court has not yet ruled on the motions for class certification. On August 27, 2007, the Court suspended all pending deadlines in both cases, including the previously set February 2008 trial date. The Court since reset a docket call in both the FCA and Pioneer Valley Actions for September 8, 2008. A docket call is typically a status conference with the Court to set a trial date. It is anticipated that new deadlines, including a trial date, will not be set until sometime after the Court has ruled on the motions for class certification.

Plaintiffs in the FCA and Pioneer Valley Actions generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling. Additionally, the Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling. Because Batesville continues to adhere to its long-standing policy of selling Batesville® caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.

If a class is certified in any of the antitrust cases filed against Hill-Rom and Batesville and if the plaintiffs in any such case prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. We and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom. See Note 5 for a description of the judgment sharing agreement.

We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.

After the FCA Action was filed, in the summer and fall of 2005, Batesville and Hill-Rom were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. We are cooperating with the attorneys general. To date, no claims have been filed against Batesville or Hill-Rom. We are obligated to indemnify Hill-Rom against any costs, expenses, and liabilities resulting from this investigation.

Other Pending Litigation Matter

On August 17, 2007, a lawsuit styled Vertie Staples v. Batesville Casket Company, Inc. was filed against us in the United States District Court for the Eastern District of Arkansas. The case is a putative class action on behalf of the plaintiff and all others who purchased a Monoseal® casket manufactured by Batesville from a licensed funeral home located in Arkansas from January 1, 1989 to the present. The plaintiff claims that Monoseal® caskets were marketed as completely resistant to the entrance of air and water when they allegedly were not resistant. The plaintiff asserts causes of action under the Arkansas Deceptive Trade Practices Act and for fraud, constructive fraud and breach of express and implied warranties. On January 9, 2008, the plaintiff filed an amended complaint that added another putative class plaintiff, restated the pending claims, and added a claim for unjust enrichment. In order to establish federal jurisdiction over the claims under the Class Action Fairness Act, the plaintiff alleges that the amount in controversy exceeds $5.0 million.

This action is in the very early stages of litigation, and as such, we are not yet able to assess the potential outcome of this matter. There is a trial date of November 3, 2008. We believe the claims are without merit and will vigorously defend the case. It is not unusual to have multiple copycat class actions suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations could be brought against us.

General

We are subject to various other claims and contingencies arising out of the normal course of business, including those relating to governmental investigations and proceedings, commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental, and other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us and that any such unfavorable decisions could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are also involved in other possible claims and are generally self-insured up to certain limits for product/general liability, workers’ compensation, auto liability, and professional liability insurance programs, as well as certain employee health benefits including medical, drug, and dental. These policies have deductibles and self-insured retentions ranging from $150 thousand to $0.5 million per occurrence, depending upon the type of coverage and policy period. Our policy is to estimate and establish reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and outside actuarial analysis, which are based on historical information along with certain assumptions about future events.

12.	Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

With the exception of our short-term investments discussed in Note 2, the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.

The carrying amounts of the private equity limited partnerships included as a component of investments within our consolidated balance sheet was $24.0 million at March 31, 2008. The fair value of equity method investments is not readily available and disclosure is not required.

Using a discount rate that approximates the current rate of comparable securities and a methodology consistent with that used to calculate the original discount recognized with respect to the original financing, the fair value of the note receivable from Forethought Financial Group, Inc. approximates its carrying value at March 31, 2008. An increase or decrease of 1% in the discount rate utilized to estimate the fair value of the note (including interest receivable) would indicate a change in fair value of approximately $6 million.

The carrying value of our revolving credit facility approximates fair value. The fair value of our debt is estimated based on the quoted market prices for similar issues on or the current rates offered to us for debt on the same remaining maturities.

We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. The contract amount and fair value of our cash flow currency derivative instruments outstanding were $9.5 million and $0.3 million, respectively, at March 31, 2008. Gains and losses on these derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, we designate the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.

13.	Comprehensive Income and Accumulated Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments, changes in items not recognized as a component of net pension and postretirement healthcare costs, and unrealized gains or losses on derivative instruments to be included in comprehensive income.

The components of comprehensive income, each net of tax, are as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007

Net income	$23.3	$33.3	$47.3	$59.4

Foreign currency translation adjustment	(0.1)	0.2	0.6	0.5
Changes in unrealized gain on derivative instruments	—	—	0.1	—

Changes in items not recognized as a component of net pension and post- retirement healthcare costs	(5.9)	—	(5.7)	—

Comprehensive income	$17.3	$33.5	$42.3	$59.9

The components of accumulated other comprehensive loss at March 31, 2008 and September 30, 2007, each net of tax, were as follows (dollars in millions):

	March 31	September 30
	2008	2007
Net unrealized gain on available-for-sale securities	$3.3	$—

Foreign currency translation adjustment	(2.0)	(2.6)

Items not recognized as a component of net pension and postretirement healthcare costs	(15.7)	(10.0)

Net unrealized gain on derivative instruments	0.1	—

Accumulated other comprehensive loss	$(14.3)	$(12.6)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
Throughout this Form 10-Q we make a number of “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. As the words imply, “forward looking statements” are statements about our future plans, objectives, beliefs, and expectations that might or might not happen in the future, as contrasted with historical information. Our forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature they are subject to a wide range of risks.
Accordingly, in this Form 10-Q, we may say something like,
“We anticipate that the burial rate will be flat to slightly declining in future years.”
That is a forward looking statement, as indicated by the word “anticipate” and by the clear meaning of the sentence.
Other words that could indicate we’re making forward looking statements include the following:

intend	believe	plan	expect	may	goal
become	pursue	estimate	will	forecast	continue
promise	increase	higher/lower	improve	progress	potential
This isn’t an exhaustive list but is simply intended to give you an idea of how we try to identify “forward looking statements.” The absence of any of these words, however, does not mean that the statement is not “forward-looking.”
Here’s the key point: Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. Any number of factors — many of which are beyond our control — could cause our performance to differ significantly from those described in the forward-looking statements.
For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Information Statement dated March 17, 2008 (the “Information Statement”) filed as Exhibit 99.1 to our Current Report on Form 8-K, which was filed on March 18, 2008 with the U.S. Securities and Exchange Commission (“SEC”). We assume no obligation to update or revise any forward-looking statements. You should also refer to the various disclosures made by us in our reports on Form 8-K filed with the SEC.
Overview
In this section of the Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we attempt to give you a look at our Company “through the eyes of management” so that you can assess the financial condition and results of operations of our Company. The discussion that follows should give you information that will help you understand our business and its performance. We intend for the discussion to be clear and to explain the drivers of our results so that you can assess the quality of our earnings and the predictability of our future results.
After the close of business on March 31, 2008, we became a separate publicly traded company as the result of the distribution of our shares to the stockholders of Hill-Rom, previously our parent company. We have retained the Hillenbrand name because of its heritage as a family-built business and the close affiliation with Batesville and its customers. Reported below are our results for the final quarter as a subsidiary of Hill-Rom.

The following discussion and analysis of our financial condition and operating results will include Hillenbrand and Batesville, currently Hillenbrand’s only operating business. We are a leader in the North American death care industry through the manufacture, distribution, and sale of funeral service products to licensed funeral directors who operate licensed funeral homes. We sell primarily burial caskets, but also provides cremation caskets, containers and urns, and selection room display fixturing for funeral establishments. Our mission is to provide funeral directors with the highest quality products and services; in a phrase, “helping families honor the lives of those they love.”® In line with our mission, we provide personalization and memorialization products and services, including creating and hosting websites for funeral establishments.
You should review our results together with the information reported in our Registration Statement on Form 10, as amended (“Form 10”), and the Information Statement. Consistent with SEC rules, this Form 10-Q includes primarily updates arising since our Form 10 and Information Statement and does not include all of the base information required to fully understand our business and results without the Form 10 and Information Statement. You will notice that we are referred to as “New Hillenbrand” in the previously filed Form 10 and Information Statement.
Strategy, Performance, and Results
Strategy In our Form 10, we described the demographic and consumer preference trends that have driven a slow but steady decline in the number of casketed deaths in North America. Over the past several years it has been our practice to increase prices to offset the effects of inflation on our major cost elements. We are executing on key strategic initiatives to grow organic revenue and operating income prior to considering separation costs and the additional corporate costs associated with operating as a standalone public company.
Performance on Strategic Initiatives
•
The sales force continues to implement proprietary merchandising systems with the independent customer base, helping our customers provide improved casket assortments and more information to their client families.

•	We achieved growth with the regional funeral home consolidators. We have added sales coverage in those areas of greatest opportunity and have obtained several new contracts in this customer group.

•
Our Options® by Batesville marketing team has made progress towards its growth objectives in the cremation side of our business. The team is in place and developing initiatives designed to grow our Options® revenue in excess of market growth.

•
While sales of our NorthStar® products have been relatively flat over the past few months, we recently enhanced our product offering by introducing the Tailor-Made™ metal casket design system, making mix and match products more readily available for other manufacturers and distributors, a channel we entered in 2005. This product line is uniquely different from the Batesville product line and does not contain any proprietary Batesville features.

Recent Factors Impacting our Business
The following is a brief update on recent developments that have occurred since the filing of the Form 10.
•
During the recent winter months, the number of deaths due to pneumonia and influenza has consistently exceeded the Center for Disease Control’s epidemic threshold indicating a more virulent flu season than in the past few years. This increase in demand favorably impacted our reported results for the second quarter.

•
We continue to experience price increases, surcharges, and increased shipping costs on a variety of raw material purchases. We are also experiencing increasing prices for the diesel fuel that we use to move our caskets from the manufacturing facilities to customers’ funeral homes. We do not anticipate these cost pressures to abate in fiscal 2008 and, in fact, we anticipate them to increase, particularly for steel and red metals. We will continue to execute continuous improvement initiatives in an attempt to offset the effects of these and other cost pressures.

•
We successfully completed the separation from Hill-Rom. In doing this, we incurred or were allocated an additional $12.9 million and $14.1 million of non-recurring separation costs during the three and six months ended March 31, 2008, respectively. We expect the remaining separation costs that we will incur over the balance of the fiscal year to be less than $1 million.

•
Consistent with prior periods, for the three and six months ended March 31, 2008, we were allocated $4.9 million and $7.4 million of corporate costs, respectively, from Hill-Rom that will not reoccur in future periods. We also incurred incremental public company costs of approximately $1.3 and $1.5 million during the three and six months ended March 31, 2008, respectively. These costs relate to establishing functions such as tax, accounting, legal, internal audit, human resources, risk management, shared information technology systems, procurement and other statutory functions, including a board of directors. We currently expect these costs to increase over the balance of the fiscal year. We expect the annual level of these costs to be $17 million to $19 million in fiscal 2009.

Consolidated Results of Operations
In this section, we will provide an analysis of the significant items impacting our Company’s results. The following tables and adjacent discussions summarize our consolidated financial results for both the quarter and the year to date.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
(Dollars in millions)

	Three Months		Three Months
	Ended		Ended
	March 31	% of	March 31	% of
	2008	Revenues	2007	Revenues

Net revenues	$191.4	100.0	$181.2	100.0
Cost of goods sold	108.2	56.5	101.2	55.8

Gross profit	83.2	43.5	80.0	44.2
Operating expenses	29.4	15.4	28.2	15.6
Separation costs	12.9	6.7	—	—

Operating profit	40.9	21.4	51.8	28.6
Interest expense	—	—	—	—
Investment income and other	(0.1)	(0.1)	0.4	0.2

Income before income taxes	40.8	21.3	52.2	28.8
Income tax expense	17.5	9.1	18.9	10.4

Net income	$23.3	12.2	$33.3	18.4

Our net revenues for the quarter grew 5.6% from the same quarter last year. The following factors explain this growth. Volume increased due to a return to a more typical level of seasonal influenza, increasing revenue in the quarter by $4.4 million. We also continued to experience the favorable effects of price realization, as this increased revenue by $7.1 million. We expect the effects of price realization will be positive for the balance of the fiscal year. Offsetting these effects was the unfavorable impact of product mix which reduced revenue by $3.0 million. While we believe that our merchandising initiative is helping to slow this trend, our focus on capitalizing on growth opportunities in the lower end of the product spectrum will continue to put downward pressure on mix. Finally, we experienced the favorable impact of currency fluctuations from a weaker U.S. dollar, primarily compared to the Canadian dollar. This resulted in increased revenue of $1.7 million. We can’t predict how currency rates will move either to help or hurt our results over the balance of the fiscal year.

Cost of goods sold continued to be an area of challenge during our second quarter. Excluding the $1.9 million effect for increased burial unit volume of 2.2%, our costs increased $5.1 million over the prior year comparative period. This increase was driven by increased healthcare costs of $1.8 million, increased fuel costs of $1.0 million, and other material and conversion cost increases of $0.6 million. The healthcare increase was tied to one high-dollar claim as well as an overall increase in claims activity. The balance of the increase in cost of goods sold is primarily attributable to the impact of inflation related to compensation, the addition of several new field management positions, foreign exchange on our Canadian distribution costs, higher expedited delivery costs, and increased vehicle maintenance costs. We continue to use our continuous improvement skills to find cost savings opportunities within our manufacturing and distribution systems.
Operating expenses increased over the prior year comparable period due to increased healthcare and self-insurance costs of $1.5 million. Sales compensation and benefits also increased by $0.8 million. Offsetting these negative cost pressures was a reduction in legal fees related to the outstanding antitrust lawsuits. These legal costs decreased $1.1 million this quarter as compared to the same period in fiscal 2007 as we continue to await the Court’s ruling on class certification. Another positive cost item this quarter related to a $2.6 million reduction in our bad debt reserve tied to a subsequent customer balance payoff that had previously been almost fully reserved.
Over the past several months, we have been building our own teams and processes to support ourselves as a new, standalone public company. These efforts resulted in $1.3 million of additional costs, primarily related to building up of staff to support our public company operations. Also during the quarter, our share of allocated corporate costs from Hill-Rom increased $1.3 million primarily as a result of higher corporate compensation charges at Hill-Rom.
We incurred or were allocated $12.9 million in separation costs associated with the recent separation of the Company from Hill-Rom. Included in these non-recurring costs were $3.2 million tied to the acceleration of unvested stock grants, $1.1 million in stock modification charges, and investment banking and advisory fees of $4.4 million. The balance of the costs represented primarily legal and professional fees.
Our income tax rate this quarter was noticeably higher than the comparable prior quarter. This was due primarily to non-deductible separation costs we have incurred.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007
(Dollars in millions)

	Six Months		Six Months
	Ended		Ended
	March 31	% of	March 31	% of
	2008	Revenues	2007	Revenues

Net revenues	$354.3	100.0	$343.4	100.0
Cost of goods sold	204.2	57.6	194.6	56.7

Gross profit	150.1	42.4	148.8	43.3
Operating expenses	56.7	16.0	54.9	16.0
Separation costs	14.1	4.0	—	—

Operating profit	79.3	22.4	93.9	27.3
Interest expense	—	—	—	—
Investment income and other	(0.5)	(0.1)	—	—

Income before income taxes	78.8	22.3	93.9	27.3
Income tax expense	31.5	8.9	34.5	10.0

Net income	$47.3	13.4	$59.4	17.3

Through the first six months of this year, we generated revenue growth of 3.2% compared to the prior comparable period. Our burial volume was essentially flat as the positive revenue impact from the influenza season was offset by the year-over-year burial decline due to cremation growth. We realized $12.7 million in favorable net price realization tied to our current year price increase, which helped to offset the commodity challenges that we are facing. Similar to the discussion on our quarterly results, net revenues experienced the unfavorable impact of the decline in product mix of $4.9 million and a favorable impact of foreign currency fluctuations of $3.0 million.
Cost of goods sold was not significantly impacted by volume changes from the prior year comparative period. The cost increase of $9.6 million was primarily attributable to higher compensation and benefits costs of $4.4 million, higher fuel costs of $1.8 million, increased distribution costs of $1.6 million, and $1.2 million in other material and conversion costs primarily related to inflation. The increases in compensation and benefits resulted from higher wages, healthcare, and pension related costs. We also have an unfavorable comparison related to a gain of $0.5 million from the sale of a distribution facility in the prior year comparable period.
As stated in the discussion of quarterly results, operating expenses increased over the prior year comparable period due to increased healthcare and self-insurance costs of $2.3 million. Sales compensation and benefits also increased by $1.1 million. Helping to offset these costs, our year-to-date spending on the antitrust lawsuits was $2.3 million less than one year ago, and we recorded a $2.6 million favorable bad debt reserve adjustment as noted for the quarter. Our efforts in building a public company infrastructure resulted in $1.5 million of additional corporate costs over the prior year comparable period. In addition, our share of allocated corporate costs from Hill-Rom increased $1.2 million as a result of higher corporate compensation charges at Hill-Rom.
Our separation costs, interest expense, investment income and other, and income tax rate changes when compared to the same period in prior year were affected in similar fashion as described in the quarter end analysis above.
Liquidity and Capital Resources
We believe the ability to generate cash is critical to the value of the company. In this section, we tell you about our ability to generate and access cash to meet our business needs.
First, we will describe our actual results in generating and utilizing cash by comparing the last six months to the same period last year. We will also talk about any significant trends we are seeing to help you understand how this could impact us going forward.

Second, we will tell you about how we see operating, investing, and financing cash flows being affected for the next 12 months. While it’s not a certainty, we will tell you where we think the cash will come from and how we intend to use it. We will also talk about significant risks or possible changes to our thinking that could change our expectation.
Third, we will tell you about other significant matters that could effect our liquidity on an on-going basis.
Six Months Ended March 31, 2008 compared to the Six Months Ended March 31, 2007

	Six Months Ended
	March 31
(Dollars in millions)	2008	2007
Cash Flows Provided By (Used In):
Operating activities	$49.5	$61.3
Investing activities	(4.1)	(8.0)
Financing activities	68.8	(53.7)
Effect of exchange rate changes on cash	(0.2)	(0.1)

Increase/decrease in cash and cash equivalents	$114.0	$(0.5)

Operating Activities
Historically, net cash flows from operating activities have represented our primary source of funds for the growth of our business. Cash flows from operating activities have been fairly stable, generally following the pattern of our overall net income. This correlation may decrease going forward as we incur certain non-cash related expenses (such as non-cash stock based compensation) and non-cash earnings (such as interest income on our note receivable from Forethought Financial Group, Inc.) and make our own income tax payments now that we are a separate public company. Interim periods can also be more volatile individually as they are affected to a greater degree by the seasonality of our revenues.
The significant items that explain the change in our operating cash flows in the table above are:
•
We incurred $14.1 million of separation costs in fiscal 2008, substantially all of which were paid to Hill-Rom by the end of the period. This unfavorability affected both our profitability and our cash flow. The tax benefit we realized to offset some of this cash cost was limited, as much of this cost is non-deductible.

•
Due to higher second quarter sales year over year, our accounts receivable balances increased. While our revenue was up, the cash collection on this revenue was delayed due to the timing of the related sales.

•
Our tax expense for the six months ended March 31, 2008 consisted of a greater degree of deferred income tax, as well as increases to our income tax reserves. Since both of these are non-cash charges, this resulted in $7.2 million of higher operating cash flow than the prior year comparable period.

Investing Activities
Historically, net cash flows used in investing activities consisted of purchases of plant, property and equipment we use to run the business or to pay for a business acquisition. The primary reduction in our investing activities resulted from the $4.7 million cash outlay related to a business acquisition in fiscal 2007.

Financing Activities
Up until the time of our separation into a public company, our only financing activity was to provide the excess cash we generated to our parent company as part of a centralized treasury management process. As a separate company, we now have our own treasury management process and have a $400 million revolving credit facility in place to finance business operations. In connection with the separation, we borrowed $250.0 million on the credit facility and used these funds to settle and distribute amounts to our former parent company. This along with other advances earlier in the year resulted in net distributions to our parent of $290.3 million. Just prior to the separation, our parent company transferred $110.0 million in cash to us. As a result, we generated net cash from financing activities in establishing our post separation capital structure.
12 Month Outlook
Operating activities
We incurred $1.5 million of incremental costs associated with establishing our public company infrastructure during the first six months of fiscal 2008. We expect these costs to increase over the balance of the fiscal year. We currently expect the annual level of these costs to be $17 million to $19 million in fiscal 2009. The increase in costs associated with public company infrastructure will be somewhat offset by the fact that we will no longer pay for corporate costs previously allocated to us by Hill-Rom, which have been $7.4 million for the first six months of fiscal 2008. We also estimate there is less than $1.0 million of final separation costs to be incurred over the balance of the fiscal year.
Although we have not incurred interest expense historically, we borrowed $250.0 million under our revolving credit facility at the end of the quarter and will incur interest expense for the balance of fiscal 2008 relating to this borrowing, the amount of which is dependent upon our actual financing needs and interest rates. These payments will reduce our operating cash flows and net income as compared to prior periods. At the end of the quarter we received a combination of cash, short-term investments, and a non-current investment portfolio as part of the separation. While our investment income and other income has not historically been significant, we will now be earning interest income from greater cash on hand, short-term investments, and the note receivable from Forethought Financial Group, Inc. We will be recording interest income on the note receivable in the form of additional interest receivable, so we won’t realize any cash flow from this investment over the next 12 months. Additionally, the investment income we earn on our private equity limited partnerships comes back to us in cash in an unpredictable manner, depending on when the partnerships make cash distributions.
We have several new receivables and payables on our balance sheet that were transferred to us as a result of the separation. We owe Hill-Rom approximately $19.2 million for our portion of the former parent company’s income tax liability related to our operations prior to the date of separation. We expect to pay this to Hill-Rom in the next six months. Conversely, we have a $14.6 million prepaid income tax balance that we expect to utilize to reduce the cash requirements needed for income taxes on the taxable income we generate.
Investing activities
At March 31, 2008, we held $55.3 million of short-term investments, which consisted of a portfolio of auction rate securities (consisting of highly rated state and municipal bonds), classified as available-for-sale securities recorded at fair value. We have estimated the current fair value of the portfolio using information provided by banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of March 31, 2008, the underlying securities in the portfolio consist of credit worthy borrowers with AAA debt ratings. Although recent market conditions and auction failures have adversely impacted the liquidity of these securities, management believes that this portfolio will be converted to cash within the next 12 months. If current market conditions do not improve or worsen, we may not be able to convert these securities to cash over the next 12 months, and our liquidity and earnings could suffer as a result. We will continue to closely monitor the value of the portfolio and look for opportunities to liquidate at reasonable terms.

Although we may pursue selective acquisition candidates, the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flows from operations, and borrowings under our revolving credit facility.
We could also be called upon by our private equity limited partnership investments to provide additional investment funds, the maximum amount being $4.6 million in aggregate.
Financing activities
We plan on paying a cash dividend each quarter that will require an outlay of about $11.4 million each quarter based on our outstanding common stock at March 31, 2008. In fact, on April 30, 2008, our Board of Directors declared our first quarterly dividend of $0.1825 per share of common stock payable June 30, 2008, to shareholders of record at the close of business June 16, 2008. We used cash on hand at March 31, 2008 to pay down the amount outstanding under our credit facility to $175.0 million in April. We may pay this balance down further depending on our working capital needs and the availability of additional cash generated from operations.
Summary of twelve month outlook — We believe that cash on hand, cash generated from operations, and cash available under our credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations. However, it is important that you understand that if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 11 of our Financial Statements, and if the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect thereafter on our results of operations, financial condition, and liquidity and exceed our capacity to raise sufficient cash to fund or post a bond to appeal such a judgment.
Other Liquidity Matters
During the three months ended March 31, 2008, we established a $400 million five-year revolving credit facility (the “Facility”) with a syndicate of banks. The term of the Facility expires in March 2013. Borrowings under the Facility bear interest at variable rates, as defined therein. The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include compliance with covenants contained in the credit agreement governing the Facility, absence of default under the Facility and continued accuracy of certain representations and warranties contained in the credit agreement The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of Consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the Facility may be used: (i) to consummate the separation from Hill-Rom; (ii) for working capital and other lawful corporate purposes; and (iii) to finance acquisitions.
As of March 31, 2008, we: (i) had no outstanding, undrawn letters of credit under the Facility, (ii) were in compliance with all covenants set forth, in the credit agreement and (iii) had complete access to the remaining $150.0 million of borrowing capacity available under the Facility.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations and Contingent Liabilities and Commitments
In this section we will tell you about the things we have committed to pay. This will help give you an understanding of the significance of cash outlays that are fixed (beyond the normal accounts payable we have already incurred and have on our books), unless we took some action to delay or cancel the need to pay. You will need to review our previously filed Form 10 to get a complete picture.
In connection with the separation, important changes to our contractual obligations and contingent liabilities and commitments were as follows:
•
We borrowed $250.0 million on our five-year revolving credit facility. We have this classified as “current” as we may choose to pay off the balance over the next 12 months based upon our available cash generated either from operations or from short-term or noncurrent investments.

•	We have a commitment to provide investment funds of up to $4.6 million to our private equity limited partnership investments should capital calls be made.

•
On April 30, 2008, the Board of Directors declared our first quarterly dividend of $0.1825 per share on our common stock. The dividend (expected to be approximately $11.4 million) is payable June 30, 2008, to shareholders of record at the close of business June 16, 2008.

Critical Accounting Policies
In this section we tell you about accounting policies that inherently involve significant judgment on our part.
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10.
We adopted additional critical accounting policies related to significant activities or agreements consummated as a result of the Distribution as follows:
Short-term Investments
At March 31, 2008, we held $55.3 million of short-term investments, which consist of a portfolio of auction rate securities (consisting of highly rated state and municipal bonds) classified as available-for-sale securities and are recorded at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In connection with the Distribution, we were transferred net unrealized losses (net of tax) on these available-for-sale securities of $1.1 million, which have been included as a component of accumulated other comprehensive loss. We have estimated the current fair value of the portfolio with information provided by banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of March 31, 2008, the underlying securities in the portfolio consisted of credit worthy borrowers with AAA debt ratings. Although recent market conditions and auction failures have adversely impacted the immediate liquidity of these securities, management believes that portfolio will be converted to cash within the next 12 months. If current market conditions do not improve or worsen, we may not be able to convert these securities to cash, these assets could be impaired, and our liquidity and earnings could be adversely affected. When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss. As these investments were transferred to us in connection with the Distribution, no income from these investments was earned by us in any period prior to March 31, 2008.

Investments
Our noncurrent investment portfolio consists of investments in private equity limited partnerships, common stock, and a note receivable from Forethought Financial Group, Inc. These investments were transferred to us in connection with the Distribution.
We use the equity method of accounting for substantially all of our private equity limited partnership investments, with earnings or losses reported within the line item “investment income and other “ in our consolidated statements of income. Our portion of any unrealized gains or losses related to our investments in the private equity limited partnerships and common stock are charged or credited to “accumulated other comprehensive loss” in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains or losses.
Earnings and carrying values for investments accounted for under the equity method are determined based on financial statements provided by the investment companies.
When an investment is sold, we report the difference between the sales proceeds and carrying value (determined based on specific identification) as a capital gain or loss.
We regularly evaluate all investments, including the note receivable from Forethought Financial Group, Inc., for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in an investment’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss and the cost basis of the investment is reduced to its estimated fair value. The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired investments; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other-than-temporary.
Judgment Sharing Agreement (“JSA”)
In March 2008 we entered into a JSA with Hill-Rom related to antitrust litigation matters. We apply SFAS No. 5, “Accounting for Contingencies” in evaluating and accounting for this JSA. The JSA apportions responsibility between us and Hill-Rom for any potential liabilities associated with that litigation. See Note 5 to the financial statements included in Part I, Item 1 of this Form 10-Q.
Recently Issued Accounting Standards
On October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which addresses the accounting and disclosure of uncertain material income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit. The adoption of FIN 48, which was reflected as a cumulative effect of a change in accounting principle, resulted in a decrease to beginning parent company equity at October 1, 2007 of $1.8 million.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, which will be our fiscal year 2009. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delays the effective date of aspects of SFAS No. 157 to fiscal years beginning after November 15, 2008, our fiscal year 2010 and for interim periods within those years. This delay applies to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. We are currently evaluating its potential impact to our financial statements and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. We are evaluating, the statement and have not yet determined the impact its adoption will have on our combined financial statements.
On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 141(R) changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS No. 160 requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheets as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest would be established. Both of these statements are effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. As such, we will adopt the provisions of SFAS No. 141(R) and SFAS No. 160 beginning in our fiscal year 2010.
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The objective of SFAS 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first fiscal year after November 15, 2008, our fiscal year 2010. We are currently evaluating its potential impact to our financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
In this section, we tell you about “market risks” we think could have a significant impact on our bottom line or the financial strength of our company. “Market risks” here generally mean how results of operations and the value of assets and liabilities could be affected by market factors such as interest rates, currency exchange rates, and the value of commodities. If those factors change significantly, it could help or hurt our bottom line, depending on how we react to them.
We are exposed to various market risks, collection risk associated with our accounts and notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are subject to variability in foreign currency exchange rates primarily in our Canadian operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time-to-time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.
At March 31, 2008, we held $55.3 million of short-term investments, which consist of a portfolio of auction rate securities (consisting of highly rated state and municipal bonds), classified as available-for-sale securities and are recorded at fair value. In connection with the Distribution, we were transferred net unrealized losses (net of tax) on these available-for-sale securities of $1.1 million, which have been included as a component of accumulated other comprehensive loss. Although recent market conditions and auction failures have adversely impacted the immediate liquidity of these securities, management believes that portfolio will be converted to cash within the next 12 months. If current market conditions do not improve or worsen, we may not be able to convert these securities to cash, these assets could be impaired, and our liquidity and earnings could be adversely affected.
We are also subject to volatility in our noncurrent investment portfolio. A portion of the noncurrent investment portfolio includes private equity limited partnerships and common stock with a carrying value of $27.9 million at March 31, 2008. These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition. In addition, we have an outstanding note receivable and related interest receivable with an aggregate carrying value of $124.6 million from Forethought Financial Group, Inc. as of March 31, 2008, which was transferred to us in connection with the separation. Should Forethought Financial Group, Inc. under perform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted resulting in a material adverse impact on our financial condition and results of operations.
At March 31, 2008, we had $250.0 million outstanding under our $400 million revolving credit facility. We are subject to interest rate risk associated with our revolving credit facility which bears a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Assuming our borrowings were to remain at $250.0 million for twelve months, a 1% move in the related interest rates would increase or decrease our annual interest expense by approximately $2.5 million.
Our pension plans assets are also subject to volatility that can be caused by fluctuation in general economic conditions. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies. Those policies subject investments to the following restrictions: short-term securities must be rated A2/P2 or higher, fixed income securities must have a quality credit rating of “BBB” or higher, and investments in equities in any one company may not exceed 10 percent of the equity portfolio.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2008, in connection with our separation into a standalone public company, we initiated our own treasury and risk management operations, as well as various compensation and benefits administrative activities. Accordingly, we have implemented new internal controls over financial reporting related to these activities. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Batesville Antitrust Litigation
Our material legal proceedings are described in detail in Note 11 to our Financial Statements in Part 1, Item 1 of this report. You should read that note carefully to understand the background and current status of those matters. The only change from the description of these matters in the Registration Statement on Form 10 previously filed by us is that in the FCA and Pioneer Valley antitrust matters, the docket call previously set for May 5, 2008, has been reset by the court to September 8, 2008.
As indicated in Note 11 to our Financial Statements, if a class were certified in the FCA or Pioneer Valley action and if the plaintiffs were to prevail at trial, damages that could be awarded, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. We continue to believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories, which we are asserting vigorously. We have entered into a judgment sharing agreement with Hill-Rom to allocate between us and Hill-Rom any potential liability under the FCA and Pioneer Valley actions and any other actions that are consolidated with those actions. For a description of the judgment sharing agreement, see Note 5 to our Financial Statements in Part I, Item 1 of this report.
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Form 10. There have been no material changes to the risk factors described in that report.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In connection with our spin-off from Hill-Rom, Hill-Rom, as the sole shareholder prior to the spin-off, executed a written consent effective March 31, 2008, approving the amendments to our Articles of Incorporation described in our Current Report on Form 8-K filed with the SEC on April 1, 2008. All of the 100 shares of our common stock then outstanding were voted by Hill-Rom in favor of the approval of the amendments to our Articles of Incorporation, which became effective on March 31, 2008.
Item 6. EXHIBITS
The exhibits filed with this report are listed on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

DATE: May 14, 2008	BY:	/S/ Cynthia L. Lucchese Cynthia L. Lucchese
Senior Vice President and
Chief Financial Officer

DATE: May 14, 2008	BY:	/S/ Theodore S. Haddad, Jr. Theodore S. Haddad, Jr.
Chief Accounting Officer

Exhibit Index

Exhibit 2.1
Distribution Agreement dated as of March 14, 2008 by and between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 2.2*	Letter Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. regarding interpretation of Distribution Agreement

Exhibit 10.1
Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, and Citibank, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.2	Form of Employment Agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form 10)

Exhibit 10.3	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and Cynthia L. Lucchese (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.4	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and John R. Zerkle (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.5	Employment Agreement dated as of March 31, 2008 between Batesville Services, Inc. and Michael L. DiBease (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.6	Employment Agreement dated as of March 31, 2008 between Batesville Services, Inc. and Douglas I. Kunkel (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.7*	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and P. Douglas Wilson

Exhibit 10.8	Form of Change in Control Agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10)

Exhibit 10.9
Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including Cynthia L. Lucchese, John R. Zerkle, Michael L. DiBease, Douglas I. Kunkel and P. Douglas Wilson (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form 10)

Exhibit 10.10
Form of Indemnity Agreement between Hillenbrand, Inc. and certain executive officers, including Kenneth A. Camp, Cynthia L. Lucchese, John R. Zerkle, Michael L. DiBease, Douglas I. Kunkel and P. Douglas Wilson (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10)

Exhibit 10.11	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)

Exhibit 10.12	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form 10)

Exhibit 10.13*	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan

Exhibit 10.14	Hillenbrand, Inc. Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form 10)

Exhibit 10.15	Hillenbrand, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form 10)

Exhibit 10.16	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)

Exhibit 10.17
Judgment Sharing Agreement dated as of March 14, 2008 among Hill-Rom Holdings, Inc., Hillenbrand, Inc. and Batesville Casket Company, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.18
Employee Matters Agreement dated as of March 14, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.19	Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.