Form 10-Q
period 2008-06-30
Hillenbrand, Inc.
filed 2008-08-12
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008 Commission File No. 001-33794
HILLENBRAND, INC.
(Exact name of registrant as specified in its charter)

Indiana	26-1342272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

One Batesville Boulevard
Batesville, IN	47006
(Address of principal executive offices)	(Zip Code)
(812) 934-7500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
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
Common Stock, without par value — 62,433,381 shares as of July 31, 2008.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net revenues	$165.0	$165.6	$519.3	$509.0
Cost of goods sold	98.6	98.7	302.8	293.3

Gross profit	66.4	66.9	216.5	215.7
Operating expenses (including separation costs of $0.1 and $14.2 in the three and nine month periods ending June 30, 2008, respectively. See Note 5.)	28.4	34.1	99.2	89.0

Operating profit	38.0	32.8	117.3	126.7
Interest expense	(1.4)	—	(1.4)	—
Investment income and other	4.4	1.0	3.9	1.0

Income before income taxes	41.0	33.8	119.8	127.7
Income tax expense	14.3	12.3	45.8	46.8

Net income	$26.7	$21.5	$74.0	$80.9

Income per common share - basic and diluted (Note 8)	$0.42	$0.34	$1.18	$1.29

Dividends per common share	$0.1825	$—	$0.1825	$—

Average common shares outstanding - basic and diluted (Note 8)	62.5	62.5	62.5	62.5
See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	June 30	September 30
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$33.0	$11.9
Trade receivables, net	85.6	90.9
Inventories	50.3	47.5
Deferred income taxes	18.8	16.0
Prepaid income taxes	0.6	0.3
Other current assets	8.5	3.6

Total current assets	196.8	170.2
Property, net	91.2	88.9
Intangible assets, net	20.7	23.0
Auction rate securities (Note 2)	52.7	—
Investments (Note 2)	153.4	—
Prepaid pension costs	—	1.6
Deferred income taxes	10.9	16.2
Due from Hill-Rom Holdings, Inc. (Note 5)	9.1	—
Other assets	31.6	16.7

Total Assets	$566.4	$316.6

LIABILITIES
Current Liabilities
Revolving credit facility (Note 4)	$110.0	$—
Trade accounts payable	14.1	18.3
Accrued compensation	24.4	20.6
Accrued customer rebates	18.3	20.3
Other current liabilities	19.4	16.6
Due to Hill-Rom Holdings, Inc. (Note 1)	9.1	—

Total current liabilities	195.3	75.8
Deferred compensation, long-term portion	7.3	8.6
Accrued pension and postretirement healthcare, long-term portion	37.8	28.1
Other long-term liabilities	41.0	23.2

Total Liabilities	281.4	135.7

Commitments and Contingencies (Note 11)
SHAREHOLDERS’ EQUITY (Notes 3 and 9)
Parent company equity	—	193.5
Common stock, no par value	—	—
Additional paid-in-capital	284.3	—
Retained earnings	15.2	—
Accumulated other comprehensive loss (Note 13)	(14.5)	(12.6)

Total Shareholders’ Equity	285.0	180.9

Total Liabilities and Shareholders’ Equity	$566.4	$316.6

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	June 30
	2008	2007
Operating Activities:
Net income	$74.0	$80.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14.1	13.2
Provision for deferred income taxes	1.0	(4.7)
(Gain)/loss on disposal of property	(0.1)	1.0
Interest income on Forethought note receivable	(2.8)	—
Equity in earnings of affiliates	(0.4)	—
Stock based compensation	0.5	—
Trade accounts receivable	5.2	4.6
Inventories	(2.9)	(3.0)
Other current assets	(3.8)	2.8
Trade accounts payable	(4.2)	1.4
Accrued expenses and other current liabilities	8.0	(2.5)
Income taxes prepaid or payable	13.6	4.0
Amounts due to/from Hill-Rom Holdings, Inc.	(11.1)	—
Defined benefit plan funding	(1.3)	(1.4)
Change in deferred compensation	(0.5)	0.7
Other, net	1.5	2.9

Net cash provided by operating activities	90.8	99.9

Investing Activities:
Capital expenditures	(6.1)	(9.9)
Proceeds on disposal of property	0.3	1.0
Payment for acquisitions of businesses, net of cash acquired	(0.4)	(5.2)
Proceeds from sale of auction rate securities	2.7	—
Return of investment capital from affiliates	0.6	—

Net cash used in investing activities	(2.9)	(14.1)

Financing Activities:
Proceeds from revolving credit facility	250.0	—
Repayments on revolving credit facility	(140.0)	—
Deferred financing costs	(0.9)	—
Net change in advances to parent	(290.3)	(85.0)
Cash received from parent in connection with separation	125.4	—
Payment of dividends on common stock	(11.4)	—
Proceeds on issuance of common stock	0.4	—

Net cash used in financing activities	(66.8)	(85.0)

Effect of exchange rate changes on cash and cash equivalents	—	0.2

Net cash flows	21.1	1.0

Cash and cash equivalents:
At beginning of period	11.9	7.9

At end of period	$33.0	$8.9

See Note 1 for non-cash transactions resulting from the “Distribution.”
See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Notes to Consolidated Financial Statements
1.	Distribution and Description of the Business

Distribution

Until the close of business on March 31, 2008, Hillenbrand, Inc. (“Hillenbrand”), formerly known as Batesville Holdings, Inc., was a wholly owned subsidiary of Hillenbrand Industries, Inc. After the close of business on March 31, 2008, Hillenbrand Industries, Inc., at the approval of its Board of Directors, completed a tax free pro-rata distribution to its shareholders of 100% of the common shares of Hillenbrand (the “Distribution”). Beginning April 1, 2008, Hillenbrand began trading on the New York Stock Exchange (“NYSE”) under the symbol “HI” as an independent public company. Contemporaneously, Hillenbrand Industries, Inc., changed its name to Hill-Rom Holdings, Inc. (“Hill-Rom”). The Distribution is described in detail in our information statement dated March 17, 2008, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2008. Unless the context otherwise requires, the terms “the Company,” “we,” “our” and “us” refers to Hillenbrand. The term “Hill-Rom” or “parent” refers to Hill-Rom Holdings, Inc. as well as its predecessor, our former parent, Hillenbrand Industries, Inc.

Significant Components of the Distribution

In connection with the Distribution, we executed the following transactions:
•	Hill-Rom transferred to us at March 31, 2008:
•	Investments in private equity limited partnerships and common stock (carrying value of $27.9 million) and a note receivable from Forethought Financial Group, Inc. (carrying value of $124.6 million).
•	Auction rate securities (carrying value of $55.3 million plus interest receivable of $0.8 million).
•	Net unrealized gains on available for sale securities (net of taxes), of $3.3 million as a component of accumulated other comprehensive loss.
•
A joint ownership interest in the corporate conference center facilities (carrying value of $1.2 million) and the corporate aircraft (carrying value of $6.3 million), in addition to other fixed assets (carrying value of $0.6 million).

•
Various deferred tax assets and liabilities associated with the assets described above (net asset carrying value of $0.4 million), our share of prepaid income taxes (carrying value of $14.6 million), and income taxes payable to Hill-Rom generated by our operations through the date of separation (carrying value of $19.2 million at March 31, 2008, subsequently paid down to $7.9 million at June 30, 2008).

•	Cash of $110.0 million and a $15.4 million receivable, which we collected from Hill-Rom in April 2008.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States of America (“U.S.”). Except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on October 1, 2007, and the effects of the Distribution on March 31, 2008, the unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of September 30, 2007, and for the year ended September 30, 2007, and in the opinion of management, reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of its operations and its cash flows as of the dates and for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements of the Funeral Service Business of Hillenbrand Industries, Inc. as of September 30, 2007, and 2006, and for each of the three years in the period ended September 30, 2007, included in the Company’s Registration Statement on Form 10, as amended. The consolidated results of operations for the three and nine month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2008, or for any other future periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Prior to close of business on March 31, 2008, our financial statements were considered combined (rather than consolidated) because of the nature of our legal structure prior to the Distribution. We refer to these earlier periods as “consolidated” for comparative and discussion purposes in this Form 10-Q.

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

Cash and Cash Equivalents

We maintained our own cash accounts prior to the Distribution, although, until the Distribution, cash was managed centrally by Hill-Rom. Consequently, we have instituted our own cash management program, including the overnight transfer of account balances into money market funds. Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term highly liquid investments with original maturities of three months or less.

Auction Rate Securities

At June 30, 2008, we held $52.7 million in a portfolio of auction rate securities (consisting of highly rated state and municipal bonds) classified as available-for-sale securities and recorded at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The historical cost basis of this portfolio has been reduced by unrealized losses (net of tax) on these available-for-sale securities of $1.0 million, which have been included as a component of accumulated other comprehensive loss. We have estimated the current fair value of the portfolio with information provided by banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities.

As of June 30, 2008, the underlying securities in the portfolio consist of credit worthy borrowers with AAA debt ratings. Recent market conditions and auction failures have adversely impacted the liquidity of these securities resulting in the recording of unrealized losses. The continuing effect of these conditions has led us to conclude that an orderly conversion of the portfolio into cash will likely take more than 12 months. Accordingly, we are now classifying these securities as non-current. Although we have the ability and the intent to hold these assets until market conditions are more favorable, if current market conditions do not improve or worsen, we may not be able to readily convert these securities to cash. Such circumstances could result in further temporary unrealized losses or impairment, and liquidity and earnings could be adversely affected. During the three months ended June 30, 2008, we received $2.7 million in proceeds from the sale of these securities resulting in no gain or loss. When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss. Because these investments were transferred to us in connection with the Distribution, no income from these investments was earned by us in any period prior to April 1, 2008. We earned interest income of $0.5 million on these securities during the three months ended June 30, 2008.

Investments

Our noncurrent investment portfolio consists of investments in private equity limited partnerships and common stock (carrying value of $26.0 million at June 30, 2008), and a note receivable from Forethought Financial Group, Inc. (carrying value of $127.4 million at June 30, 2008). These investments were transferred to us in connection with the Distribution.

We use the equity method of accounting for substantially all of our private equity limited partnership investments, with earnings or losses reported within the line item “investment income and other” in our consolidated statements of income. Our portion of any unrealized gains or losses related to our investments in the private equity limited partnerships and common stock are charged or credited to “accumulated other comprehensive loss” in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains or losses. As of June 30, 2008, $3.3 million of net unrealized gains (net of tax) have been recorded as a component of accumulated other comprehensive loss.

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

As of June 30, 2008, the carrying value of the note receivable from Forethought Financial Group, Inc. includes the note’s face value of $107.7 million and interest receivable of $24.7 million, all reduced by the remaining unamortized discount of $5.0 million. This note carries an increasing rate of interest over its original ten-year term beginning June 2004, with interest accruing at 6.0% for the first five years and compounding semi-annually. The stated interest rate increases to 8.0% in June 2009, and to 10.0% in June 2011. The stated interest rates when taken together with amortization of the discount results in an effective interest rate of 9.5% over the life of the note. No payments of interest or principal are due under the note until fiscal 2010, at which time annual payments of $10.0 million are required. All outstanding amounts are due at maturity, which is scheduled to be July 2014 unless extended by Forethought Financial Group, Inc. for a period of up to two additional years. We earned interest income of $2.8 million on the note during the three months ended June 30, 2008.

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

Since these investments were transferred to us in connection with the Distribution, no income from these investments was earned by us in any period prior to April 1, 2008.

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

As noted above, for periods prior to the Distribution, Hill-Rom has filed or will file consolidated federal income tax returns, as well as multiple state and local tax returns that included our operating results. Our foreign operations file income tax returns in a number of jurisdictions.

In the normal course of business, we and Hill-Rom are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns, with open tax years generally ranging from 2003 and forward. As of October 1, 2007, Hill-Rom had completed audits with the Internal Revenue Service (“IRS”) for tax years prior to fiscal 2002. Additionally, the IRS had concluded its audit of fiscal 2002 and 2003; however, these periods are not yet closed as Hill-Rom has filed a protest with the IRS, which is currently being appealed. Hill-Rom is in agreement with the audit findings of the IRS for these periods except for one tax matter which is unrelated to our operations. The IRS examination of fiscal years 2004 through 2006 was concluded in the third quarter ended June 30, 2008. We and Hill-Rom are currently under examination by the IRS for fiscal years 2007 through 2008.

There are other ongoing audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. The resolution of these audits could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of unrecognized tax benefits. We do not expect that the outcome of these audits will significantly impact our financial statements.

During the three months ended December 31, 2007, the amount of unrecognized tax benefits at the adoption of FIN 48 was reduced by $2.6 million, primarily related to the settlement of the timing of certain compensation deductions. The offset to this adjustment was recorded as a reduction in deferred tax assets.

During the three months ended March 31, 2008, the amount of unrecognized tax benefits increased by $3.0 million primarily related to foreign jurisdiction audit activity. This increase in the gross unrecognized tax benefits was almost entirely offset by the recognition of additional deferred tax assets and prepaid income taxes on the balance sheet.

During the three months ended June 30, 2008, the amount of unrecognized tax benefits increased by $8.7 million primarily related to tax positions taken during the quarter, offset by reductions related to the conclusion of IRS audits related to fiscal years 2004 through 2006. This increase in gross unrecognized tax benefits, included in other long-term liabilities, was almost entirely offset by the reduction of deferred tax assets and an increase in non-current prepaid income taxes included as a component of other assets.

After recording the adjustments mentioned above, the total amount of gross unrecognized tax benefits as of June 30, 2008, was $16.5 million, which includes approximately $2.6 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

We estimate that the total unrecognized tax benefit could decline by $1.0 million over the next 12 months. The decline would result from the settlement of examinations by taxing authorities and the expiration of applicable statutes of limitation.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If adopted, the difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, which will be our fiscal year 2009. We are evaluating the statement and have not yet determined the impact its adoption will have on our consolidated financial statements.

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

3.	Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity (dollars in millions, except share data):

	June 30	September 30
	2008	2007
Allowance for possible losses and discounts on trade receivables	$15.6	$18.0

Inventories:
Raw materials & work in process	$11.2	$10.3
Finished products	39.1	37.2

Total inventories	$50.3	$47.5

Accumulated depreciation of property	$226.7	$215.4

Accumulated amortization of intangible assets	$20.6	$18.3

Preferred stock, no par value:
Shares authorized	1,000,000	None
Shares issued	None	None

Common stock, no par value:
Shares authorized	199,000,000	None
Shares issued	62,432,919	None
Shares outstanding	62,432,919	None
4.	Financing Agreement

In March 2008, we entered into a $400 million five-year senior revolving credit facility (the “Facility”) with a syndicate of banks (the “Banks”). The term of the Facility expires in March 2013. Borrowings under the Facility bear interest at variable rates, based upon the Banks’ base rate or LIBOR plus a margin amount based upon our public debt rating (all as provided in the credit agreement governing the Facility). During the quarter ended June 30, 2008, the applicable weighted average interest rate was 3.08%. The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include compliance with covenants contained in the credit agreement governing the Facility, absence of default under the Facility, and continued accuracy of certain representations and warranties contained in the credit agreement. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of Consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the Facility may be used: (i) to consummate the separation from Hill-Rom; (ii) for working capital and other lawful corporate purposes; and (iii) to finance acquisitions.

As of June 30, 2008, we (i) had $1.8 million outstanding, undrawn letters of credit under the Facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $288.2 million of remaining borrowing capacity available under the Facility.

As of June 30, 2008, we had incurred and capitalized $0.9 million of deferred financing costs associated with the Facility. We also pay an annual facility fee of $0.5 million. These costs are being amortized as a component of interest expense over the term of the Facility on a straight-line basis.

5.	Transactions with Hill-Rom
Allocation of Corporate Expenses

Through March 31, 2008, our operating expenses within our consolidated statements of income include allocations from Hill-Rom for certain Hill-Rom retained corporate expenses including treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, board of directors, information technology, other shared services, and certain severance costs. These allocations were determined on bases that management considered to be reasonable reflections of the utilization of services provided to or the benefits received by us. The allocation methods included revenues, headcount, square footage, actual utilization applied to variable operating costs, and specific identification based upon actual costs incurred when the nature of the item or charge was specific to us. See Note 6 for further discussion of retirement benefit and other postretirement healthcare costs. Hill-Rom allocated corporate costs, included in our consolidated statements of income, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Hill-Rom allocated costs	$—	$3.8	$7.4	$10.0
Separation Costs

In addition to the allocated corporate expenses described above, we incurred or were allocated costs related to the separation from Hill-Rom during the three month and nine month periods ended June 30, 2008, in the aggregate amount of $0.1 million and $14.2 million, respectively. These costs consist primarily of investment banking and advisory fees, legal, accounting, recruiting, and consulting fees allocated based upon revenue or specific identification.

On March 14, 2008, the Board of Directors of Hill-Rom approved a modification to Hill-Rom’s stock incentive plan that would automatically ensure that participants neither gained nor lost value purely as a result of the separation. As a result of the modification, we recorded $1.1 million of stock based compensation expense related to our employees as of that date. In addition, the separation caused the acceleration of $3.2 million of stock based compensation expense on previously unvested restricted stock units which are now fully vested. See Note 10 for further information on our stock based compensation programs.

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

The distribution agreement also establishes procedures with respect to claims subject to indemnification and related matters.

In order to preserve the credit capacity of each of Hill-Rom and us to perform our respective obligations under the judgment sharing agreement described below, the distribution agreement imposes certain restrictive covenants on Hill-Rom and us. Specifically, the distribution agreement provides that, until the occurrence of an Agreed Termination Event (as described below), we and our subsidiaries will not:

•
incur indebtedness to finance the payment of any extraordinary cash dividend on our outstanding capital stock or the repurchase of any outstanding shares of our capital stock (the parties have agreed that either of them can apply available cash to reduce indebtedness outstanding at the time of the Distribution, or generated by its ongoing operations after the Distribution, and subsequently incur a comparable amount of indebtedness for the purpose of paying an extraordinary cash dividend or repurchasing shares of capital stock without contravening the prohibitions set forth in this covenant);

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

As used in the distribution agreement, “Agreed Termination Event” means the first to occur of (i) the full and complete satisfaction of a trial court judgment in the last pending antitrust litigation matter described in Note 11, Commitments and Contingencies (including any other matter that is consolidated with any such matter) or the suspension of the execution of such judgment by the posting of a supersedeas bond or (ii) the settlement or voluntary dismissal of such last pending matter as to us and Hill-Rom. These restrictive covenants will terminate in the event that either Hill-Rom’s or our funding obligations under the judgment sharing agreement terminate in accordance with the terms of that agreement. The distribution agreement imposes similar restrictions on Hill-Rom and its subsidiaries, except that the definition of core business is appropriate for Hill-Rom.

Judgment Sharing Agreement - Because we, Hill-Rom and the other co-defendants in the antitrust litigation matters described in Note 11 are jointly and severally liable for any damages that may be assessed at trial with no statutory contribution rights among the defendants, we and Hill-Rom entered into a JSA to allocate any potential liability under these cases and any other case that is consolidated with any such case. We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories.

Under the JSA, the aggregate amount that we and Hill-Rom will be required to pay or post in cash (i) to satisfy in its entirety any claim (including upon settlement) once the action has been finally judicially determined or (ii) to post a bond, in the event we or Hill-Rom elect to do so, to stay the execution of any adverse judgment pending its final determination, will be funded in the following order of priority:

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

Neither we nor Hill-Rom will be required to raise or provide funds if the total amount of funds available to both us and Hill-Rom would not be sufficient to cover a judgment or settlement amount or the cost of the appeal bond. The funding obligations of each company also are subject to a limitation relating to that company’s continued solvency. The JSA provides that if the foregoing allocation is held to be unenforceable, we and Hill-Rom will be required to contribute to satisfy any funding obligation based upon a mutually satisfactory agreement as to our and Hill-Rom’s relative culpability (if any) or, failing such an agreement, pursuant to arbitration under the arbitration provisions contained in the JSA.

The judgment sharing agreement provides that we are responsible for bearing all fees and costs incurred in the defense of the antitrust litigation matters on behalf of ourselves and Hill-Rom.

The Distribution Agreement contains provisions governing the joint defense of the antitrust litigation and other claims.

In the event that Hill-Rom or we are dismissed as a defendant in the antitrust litigation matters (except where the dismissal results from a settlement agreement other than a settlement not including both us and Hill-Rom) or are found upon conclusion of trial not to be liable for payment of any damages to the plaintiffs, any funding obligations under the JSA of the party so dismissed or found not liable will terminate once such dismissal or finding of no liability is finally judicially determined.

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

The employee matters agreement provides that as of the Distribution date, except as specifically provided therein, we assumed, retained, and are liable for all wages, salaries, welfare, incentive compensation, and employee-related obligations and liabilities for our directors and all current and former employees of our business, along with those for certain former Hill-Rom directors and corporate employees and former employees of other non-medical technology businesses. Accordingly, such liabilities have been included in our consolidated financial statements for all periods presented herein. The distribution agreement provides that if neither we nor Hill-Rom is entitled to receive a full deduction for any liabilities discharged by us with respect to these Hill-Rom directors and former employees, we will reassign those liabilities back to Hill-Rom and pay Hill-Rom an amount equal to the then carrying value of these liabilities on our books and records, net of taxes. Based upon the carrying amounts of these liabilities and the related tax benefits at March 31, 2008, the cash payment that we would have been required to make under the circumstances described above was approximately $13.9 million. Additionally, Hill-Rom and we agreed that with the assumption of liabilities for these Hill-Rom directors and former employees, we are entitled to the tax benefit from the satisfaction of such liabilities. Accordingly, we have reflected this tax benefit as an amount due from Hill-Rom in the amount of $9.1 million at March 31, 2008. The utilization of this tax benefit will be determined based on the cash benefit to us as if such deduction were taken and allowed on our filed tax returns, including any amended tax returns.

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

Shared Services and Transitional Services Agreements — We entered into shared services agreements and transitional services agreements with Hill-Rom in connection with the separation. The shared services agreements address services that may be provided for an extended period, while the transitional services agreements covers services that are intended to be provided for a limited period while the recipient of the services makes other arrangements for these services. Under the shared services agreements, we and Hill-Rom agree to provide certain services to each other following the separation for an initial term of two years, with automatic two-year extensions if commercially viable alternatives for the services are not available, except as noted below. After the initial two-year term, either party may terminate an agreement by notice to the other party, and the recipient of the services must terminate if commercially viable alternatives for the services are available. For purposes of the foregoing, the determination of whether commercially viable alternatives are available is in the discretion of the recipient of the services. These services include aviation services related to the airfield that Hill-Rom owns and operates and certain aircraft that Hill-Rom and we jointly own and operate following the separation, as well as certain ground transportation and fleet maintenance services. In addition, due to the interrelated nature of certain facilities that are owned by Hill-Rom and us, we entered into agreements requiring Hill-Rom and us to maintain our respective parts of such facilities, including, for example, maintaining fire protection systems for the facilities. In general, the recipient of services is billed for the services at the fair value of the services, except that we will be billed at cost for aviation services provided to us by Hill-Rom, and we and Hill-Rom are independently responsible for our respective obligations to maintain our portions of the interrelated facilities. Hill-Rom continues to provide us aviation services related to the airfield for as long as we continue to own an interest in certain jointly owned or other private aircraft. Ground transportation services can continue as long as Hill-Rom and we continue jointly to own corporate conference facilities used by both companies. Obligations under the agreements relating to the maintenance of interrelated facilities can continue for so long as required for the proper maintenance, operation, and use of such facilities or until such interrelated facilities are segregated. Under the transitional services agreements, Hill-Rom provides certain services to us for a specified period following the separation. The services to be provided may include services regarding certain public company staffing needs, legal services, human resources services, medical services, and certain information technology services. We are generally billed at cost for these services, including information technology services provided through a third party under a contract to which Hill-Rom is a party. The transitional services agreements generally provide that the services will continue for a period of up to two years following the separation, subject to earlier termination by the recipient of the services and to extension if the parties agree.

6.	Retirement Benefit and Postretirement Healthcare Plans
Plan Revaluations

In connection with the Distribution, we completed revaluations as of March 31, 2008, of certain retirement benefit plans and postretirement healthcare plan funding obligations where we previously participated with Hill-Rom. As a result of these revaluations the aggregate liabilities associated with these plans increased approximately $9.2 million (primarily resulting from unfavorable plan asset performance since September 30, 2007). This amount was reflected as an increase in accumulated other comprehensive loss, net of tax benefits, as of March 31, 2008. The final legal transfer of the applicable plan assets is not yet completed and there could be some differences between the value of these assets at March 31, 2008, and the value transferred at the transfer date.

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

Effect on Operations
Our share of the components of net pension costs under defined benefit retirement plans were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Service cost	$0.9	$1.1	$3.1	$3.2
Interest cost	3.1	2.4	8.2	7.2
Expected return on plan assets	(3.3)	(3.1)	(9.1)	(9.1)
Amortization of unrecognized prior service cost, net	0.2	0.3	0.5	0.9
Amortization of net loss	—	0.1	—	0.1

Net pension costs	$0.9	$0.8	$2.7	$2.3

The net postretirement healthcare cost recorded during the three months ended June 30, 2008, and 2007 was $0.3 million and $0.3 million, respectively. The net postretirement healthcare cost recorded during the nine months ended June 30, 2008, and 2007 was $1.0 million and $0.9 million, respectively.

7.	Income Taxes

The effective tax rates for the three month and nine month periods ended June 30, 2008, were 34.9% and 38.2%, respectively. The tax rates for the same periods ended June 30, 2007, were 36.4% and 36.6%, respectively. The higher effective tax rate for the nine months ended June 30, 2008, is due primarily to non-deductible separation costs we incurred during the three month period ended March 31, 2008.

8.	Income Per Common Share

The calculation of basic and diluted net income per share and shares outstanding for the periods presented prior to April 1, 2008, is based on the number of our shares outstanding at March 31, 2008 (plus unissued fully vested common shares). There is no dilutive impact from common stock equivalents for periods prior to April 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effect of our share-based awards issued in connection with the conversion of Hill-Rom awards upon separation and for future Company grants are included in the computation of diluted net income per share in periods subsequent to March 31, 2008. There is no significant difference in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards as of June 30, 2008.

9.	Stockholders’ Equity
The following table provides a summary of the activity within stockholders’ equity from September 30, 2007, to June 30, 2008 (amounts in millions):

					Accumulated
			Additional		Other	Parent
	Common Stock		Paid-in	Retained	Comprehensive	Company
	Shares	Amount	Capital	Earnings	Loss	Investment	Total
September 30, 2007	—	$—	$—	$—	$(12.6)	$193.5	$180.9
Adoption of FIN 48 (Note 2)	—	—	—	—	—	(1.8)	(1.8)
Change in parent company investment	—	—	—	—	—	(290.3)	(290.3)
Change in items not recognized as a component of net pension and postretirement healthcare costs	—	—	—	—	(5.4)	—	(5.4)
Change in foreign currency translation adjustment	—	—	—	—	1.1	—	1.1
Change in unrealized gain on derivative instruments	—	—	—	—	0.1	—	0.1
Net income generated prior to separation	—	—	—	—	—	47.3	47.3
Contributions of net assets from parent company	—	—	—	—	3.3	334.6	337.9
Issuance of common stock to shareholders of Hill-Rom	62.4	—	283.3	—	—	(283.3)	—
Change in net unrealized gain on available for sale securities	—	—	—	—	(1.0)	—	(1.0)
Issuance of common stock related to stock awards or options	—	—	0.4	—	—	—	0.4
Stock based compensation expense	—	—	0.5	—	—	—	0.5
Net income generated after separation	—	—	—	26.7	—	—	26.7
Dividends on common stock	—	—	0.1	(11.5)	—	—	(11.4)

June 30, 2008	62.4	$—	$284.3	$15.2	$(14.5)	$—	$285.0

On July 22, 2008, our Board of Directors authorized the Company to repurchase up to $100 million of our outstanding common stock.
10.	Stock Based Compensation

In connection with the Distribution, we implemented new stock based compensation plans (including the Stock Incentive Plan, the Board of Directors Deferred Compensation Plan, and the Executive Deferred Compensation Program) and registered 4,785,436 common shares available for issuance under these plans. Hill-Rom share based awards, which included stock options and restricted stock units, held by our employees and certain former employees of Hill-Rom were converted to equivalent share based awards of Hillenbrand, Inc. based on the ratio of the market price of each company’s publicly traded common stock at the time of separation. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of June 30, 2008, options with respect to 1,943,762 shares are outstanding under these plans. In addition, a total of 260,023 restricted stock units are outstanding and a total of 170,108 common shares have been issued under these plans as of June 30, 2008.

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

The stock based compensation that was charged against income, net of tax, for all plans was $0.3 million and $0.7 million for the three month periods ended June 30, 2008, and 2007, respectively, and was $3.6 million and $1.4 million for the nine month periods ended June 30, 2008, and 2007, respectively, including the charge previously discussed in Note 5.

Stock Options

On March 14, 2008, the Board of Directors of Hill-Rom approved a modification to the stock option plan that would automatically make participants whole in connection with the separation. In accordance with SFAS No. 123(R) “Share-Based Payment,” a charge of $1.1 million was recorded at the time of modification related to our employees. As of June 30, 2008, there was approximately $2.3 million of unrecognized stock based compensation associated with our unvested stock options expected to be recognized over a weighted average period of 1.2 years.

The following tables provide a summary of outstanding stock option awards from September 30, 2007, to June 30, 2008, previously exercisable into Hill-Rom’s common stock, now exercisable into our common stock:

		Weighted
		Average
	Number	Exercise
Options in Hill-Rom Holdings, Inc. common stock	of Shares	Price
Outstanding at September 30, 2007	692,422	$51.81
Granted	165,360	53.86
Exercised	(17,767)	52.11
Canceled or no longer associated with our operations	(90,300)	46.46
Converted into Hillenbrand awards at March 31, 2008	(749,715)	52.81

Outstanding at June 30, 2008	—	$—

		Weighted
		Average
	Number	Exercise
Options in Hillenbrand, Inc. common stock	of Shares	Price
Outstanding at September 30, 2007	—	$—
Converted from Hill-Rom awards related to our employees at March 31, 2008	1,631,389	24.27
Converted from Hill-Rom awards related to former Hill-Rom employees at March 31, 2008	485,349	22.93
Granted	515,139	21.12
Exercised	(30,000)	16.69
Expired or canceled	(658,115)	22.67

Outstanding at June 30, 2008	1,943,762	$23.76

Exercisable at June 30, 2008	1,192,043	$23.46

As of June 30, 2008, the average remaining life of the outstanding stock options was 6.1 years with an aggregate intrinsic value of $0.8 million.
Restricted Stock Units (RSUs)

In connection with our separation from Hill-Rom, 100,274 previously granted RSUs in Hill-Rom stock became fully vested upon separation in accordance with their terms. The remaining unrecorded compensation expense associated with these previously unvested RSUs of $3.2 million was accelerated and charged to expense at March 31, 2008. As of June 30, 2008, there was approximately $2.9 million of unrecognized stock based compensation associated with our unvested RSUs expected to be recognized over a weighted average period of 4.6 years.

The following tables provide a summary of RSU transactions from September 30, 2007, to June 30, 2008, previously in Hill-Rom common stock, now in our common stock:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units in Hill-Rom Holdings, Inc. common stock	Share Units	Fair Value
Nonvested RSUs at September 30, 2007	134,756	55.01
Granted	40,400	53.91
Vested	(120,225)	54.69
Canceled or no longer associated with our operations	(14,531)	50.25
Converted into Hillenbrand awards at March 31, 2008	(40,400)	53.91

Nonvested RSUs at June 30, 2008	—	$—

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units in Hillenbrand, Inc. common stock	Share Units	Fair Value
Nonvested RSUs at September 30, 2007	—	$—
Converted from Hill-Rom awards at March 31, 2008	87,911	24.74
Granted	54,213	19.77
Vested	(3,600)	18.62
Canceled	(544)	24.84

Nonvested RSUs at June 30, 2008	137,980	$22.95

As of June 30, 2008, the outstanding RSUs had an aggregate intrinsic value of $3.0 million. Dividends payable in stock accrue on the grants and are subject to the same specified terms as the original grants. As of June 30, 2008, a total of 2,036 stock units had accumulated on nonvested RSUs due to dividend reinvestments and are excluded from the tables above.

Performance Based Stock Award

During 2007, Hill-Rom granted a performance based stock award to our CEO, which included performance based RSUs. The aggregate fair value of these RSUs was approximately $470,000 on the original date of grant. This award was converted into 16,755 RSUs in our stock on March 31, 2008 (not included in the table above). Vesting of the award is contingent upon achievement of certain one, two, and three-year performance targets and corresponding service requirements. As such, compensation expense, based on the estimated achievement of performance and service requirements, is recognized over the performance period through September 30, 2009. To date, no compensation cost has been recognized in connection with this award.

Vested Deferred Stock

Hill-Rom has historically had various other stock-based compensation programs, which like the current RSU program, allowed deferrals after vesting to be set-up as deferred stock. Upon separation, vested deferred shares in our common stock were issued to the holders of vested deferred shares in Hill-Rom common stock in connection with the Distribution. As of June 30, 2008, there were 103,252 of our shares that had been deferred, fully vested and payable in our common stock under the RSU and other stock-based compensation programs (not included in the table above).

11.	Commitments and Contingencies
Antitrust Litigation

On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. (“FCA”) and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”), together with Hill-Rom and our subsidiary Batesville Casket Company, Inc. (“Batesville”), in the United States District Court for the Northern District of California. This lawsuit alleged a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claimed, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its longstanding policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleged that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators, but did not name them as defendants. The FCA Action also alleged that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.

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

In addition to the consumer lawsuits discussed above, on July 8, 2005, Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit (“Pioneer Valley Action”) against Batesville, Hill-Rom, SCI, Alderwoods, and Stewart in California District Court on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.

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

Other Pending Litigation Matter
On August 17, 2007, a lawsuit styled Vertie Staples v. Batesville Casket Company, Inc. was filed against us in the United States District Court for the Eastern District of Arkansas. The case is a putative class action on behalf of the plaintiff and all others who purchased a Monoseal® casket manufactured by Batesville from a licensed funeral home located in Arkansas from January 1, 1989 to the present. The complaint alleges that the warranties on which the claims are predicated date from 1989 to 2002. The plaintiff claims that Monoseal® caskets were marketed as completely resistant to the entrance of air and water when they allegedly were not completely resistant. The plaintiff asserts causes of action under the Arkansas Deceptive Trade Practices Act and for fraud, constructive fraud and breach of express and implied warranties. On January 9, 2008, the plaintiff filed an amended complaint that added another putative class plaintiff, restated the pending claims, and added a claim for unjust enrichment. The claims of the original plaintiff were subsequently dismissed by the Court and the case is now styled Garry Clayton v. Batesville Casket Company, Inc. In order to establish federal jurisdiction over the claims under the Class Action Fairness Act, the plaintiff alleges that the amount in controversy exceeds $5.0 million.
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
With the exception of our auction rate securities discussed in Note 2, the carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.
The carrying amounts of the private equity limited partnerships included as a component of investments within our consolidated balance sheet was $22.3 million at June 30, 2008. The fair value of equity method investments is not readily available and disclosure is not required.
Using a discount rate that approximates the current rate of comparable securities and a methodology consistent with that used to calculate the original discount recognized with respect to the original financing, the fair value of the note receivable from Forethought Financial Group, Inc. approximates its carrying value at June 30, 2008. An increase or decrease of 1% in the discount rate utilized to estimate the fair value of the note (including interest receivable) would indicate a change in fair value of approximately $6 million.
The carrying value of our revolving credit facility approximates fair value. The fair value of our debt is estimated based on the quoted market prices for similar issues on or the current rates offered to us for debt on the same remaining maturities.
We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. The contract amount and fair value of our cash flow currency derivative instruments outstanding were $14.6 million and $0.3 million, respectively, at June 30, 2008. Gains and losses on these derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, we designate the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.

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

The components of comprehensive income, each net of tax, are as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net income	$26.7	$21.5	$74.0	$80.9
Foreign currency translation adjustment	0.5	0.1	1.1	0.6
Changes in net unrealized gain on available-for-sale securities	(1.0)	—	(1.0)	—
Changes in unrealized gain on derivative instruments	—	—	0.1	—
Changes in items not recognized as a components of net pension and post- retirement healthcare costs	0.3	—	(5.4)	—

Comprehensive income	$26.5	$21.6	$68.8	$81.5

The components of accumulated other comprehensive loss each net of tax, were as follows (dollars in millions):

	June 30	September 30
	2008	2007
Foreign currency translation adjustment	$(1.5)	$(2.6)
Net unrealized gain on available-for-sale securities	2.3	—
Net unrealized gain on derivative instruments	0.1	—
Item not recognized as a component of net pension and postretirement healthcare costs	(15.4)	(10.0)

Accumulated other comprehensive loss	$(14.5)	$(12.6)

14.	Investment Income and Other
The components of investment income and other are as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Interest income	$3.9	$0.3	$4.4	$0.8
Equity in earnings of affiliates	0.4	—	0.4	—
Foreign currency exchange gains or (losses)	0.1	0.9	(0.9)	0.1
Other, net	—	(0.2)	—	0.1

Investment income and other	$4.4	$1.0	$3.9	$1.0

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
Throughout this Form 10-Q we make a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. As the words imply, “forward-looking statements” are statements about our future plans, objectives, beliefs, and expectations that might or might not happen in the future, as contrasted with historical information. Our forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature they are subject to a wide range of risks.
Accordingly, in this Form 10-Q, we may say something like,
“We anticipate that the burial rate will be flat to slightly declining in future years.”
That is a forward-looking statement, as indicated by the word “anticipate” and by the clear meaning of the sentence.
Other words that could indicate we’re making forward-looking statements include the following:

intend	believe	plan	expect	may	goal
become	pursue	estimate	will	forecast	continue
promise	increase	higher/lower	improve	progress	potential
This isn’t an exhaustive list but is simply intended to give you an idea of how we try to identify “forward-looking statements.” The absence of any of these words, however, does not mean that the statement is not “forward-looking.”
Here’s the key point: Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. Any number of factors — many of which are beyond our control — could cause our performance to differ significantly from those described in the forward- looking statements.
For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Information Statement dated March 17, 2008 (the “Information Statement”), filed as Exhibit 99.1 to our Current Report on Form 8-K, which was filed on March 18, 2008, with the U.S. Securities and Exchange Commission (“SEC”). We assume no obligation to update or revise any forward looking statements. You should also refer to the various disclosures made by us in our reports on Form 8-K filed with the SEC.
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
After the close of business on March 31, 2008, we became a separate publicly traded company as the result of the distribution of our shares to the stockholders of Hill-Rom Holdings, Inc. (“Hill-Rom”), previously our parent company. We have retained the Hillenbrand name because of its heritage as a family-built business and the close affiliation with Batesville and its customers. Reported below are our results for the third quarter of our 2008 fiscal year.

The following discussion and analysis of our financial condition and operating results will include Hillenbrand and Batesville, currently Hillenbrand’s only operating business. We are a leader in the North American death care industry through the manufacture, distribution, and sale of funeral service products to licensed funeral directors who operate licensed funeral homes. We sell primarily burial caskets, but also provide cremation caskets, containers and urns, and selection room display fixturing for funeral establishments. Our mission is to provide funeral directors with the highest quality products and services; in a phrase, “helping families honor the lives of those they love.”® In line with our mission, we provide personalization and memorialization products and services, including creating and hosting websites for funeral establishments.
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
Strategy, Performance, and Results
Strategy In our Form 10, we described the demographic and consumer preference trends that have driven a slow but steady decline in the number of casketed deaths in North America. Over the past several years it has been our practice to increase prices to offset the effects of inflation on our major cost elements. We are executing on key strategic initiatives to grow organic revenue and operating income prior to considering separation costs and the additional corporate costs associated with operating as a stand-alone company.
Performance on Strategic Initiatives
•
Our sales force continues to implement proprietary merchandising systems with the independent customer base, helping our customers provide improved casket assortments and more information to their client families. As a result, customers who have implemented our merchandising systems have seen increases in their revenue and we have seen corresponding increases in our revenue.

•	We achieved growth with the regional funeral home consolidators. We have added sales coverage in those areas of greatest opportunity and continue to grow our sales in this customer group.

•
Our Options® by Batesville marketing team has made progress towards its growth objectives in the cremation side of our business. The team is in place and developing initiatives designed to grow our Options® revenue in excess of market growth.

•
While sales of our NorthStar® products have been relatively flat over the past nine months when compared to the same period in fiscal 2007, we recently enhanced our product offering by making mix and match products more readily available for distributors, a channel we entered in 2005. This product line is uniquely different from the Batesville product line and does not contain any proprietary Batesville features. NorthStar® provides an opportunity to expand our sales to the distributor market, a segment in which we had previously not participated.

Recent Factors Impacting our Business
The following is a brief update on recent developments that have occurred since the filing of the Form 10.
•
During the winter months earlier this year, the number of deaths due to pneumonia and influenza consistently exceeded the Center for Disease Control’s epidemic threshold, indicating a more virulent flu season than in the past few years. This increase in demand favorably impacted our reported results for the second quarter of 2008. This was followed by the seasonal slow down we traditionally experience in the third quarter of the fiscal year. Burial unit demand during the third quarter of fiscal 2008 was lower than experienced in the third quarter of fiscal year 2007.

•
We continue to experience cost increases, surcharges, and increased distribution costs on a variety of raw material purchases, contributing approximately $5 million in increased costs over the past nine months when compared to the same time last year. We are also experiencing increasing prices for the diesel fuel that we use to move our caskets from the manufacturing facilities to customers’ funeral homes. Fuel prices have increased our distribution costs approximately $3 million over the past nine months when compared to the same period last year. We do not anticipate these cost pressures to abate in fiscal 2008 and, in fact, we anticipate them to increase, particularly for steel and red metals, which could be significant. We have not experienced a full year impact of these cost increases because we buy steel and other commodities under contract. As these contracts are renegotiated, we are experiencing further increases. We will continue to execute continuous improvement initiatives in an attempt to offset the effects of these and other cost pressures.

•
We successfully completed the separation from Hill-Rom. In doing this, we incurred or were allocated an additional $0.1 million and $14.2 million of non-recurring separation costs during the three and nine months ended June 30, 2008, respectively. We expect the remaining separation costs that we will incur over the balance of the fiscal year to be less than $1 million.

•
For the three and nine month periods ended June 30, 2008, we were allocated $0 and $7.4 million of corporate costs, respectively, from Hill-Rom. We also incurred directly incremental corporate costs of approximately $3.9 and $5.4 million during the three and nine months ended June 30, 2008, respectively. These costs relate to establishing functions such as tax, accounting, legal, internal audit, human resources, risk management, shared information technology systems, procurement and other statutory functions, including a board of directors. We currently expect the level of these costs to increase over the balance of the fiscal year. We expect the annual level of these stand-alone company costs to be $17 million to $19 million in fiscal 2009.

Consolidated Results of Operations
In this section, we will provide an analysis of the significant items impacting our Company’s results. The following tables and adjacent discussions summarize our consolidated financial results for both the quarter and year to date.
Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007
(Dollars in millions)

	Three Months		Three Months
	Ended		Ended
	June 30	% of	June 30	% of
	2008	Revenues	2007	Revenues

Net revenues	$165.0	100.0	$165.6	100.0
Cost of goods sold	98.6	59.8	98.7	59.6

Gross profit	66.4	40.2	66.9	40.4
Operating expenses (excluding separation costs)	28.3	17.2	34.1	20.6
Separation costs	0.1	—	—	—

Operating profit	38.0	23.0	32.8	19.8
Interest expense	(1.4)	(0.8)	—	—
Investment income and other	4.4	2.7	1.0	0.6

Income before income taxes	41.0	24.9	33.8	20.4
Income tax expense	14.3	8.7	12.3	7.4

Net income	$26.7	16.2	$21.5	13.0

Our net revenues for the quarter were essentially flat, decreasing 0.4% from the same quarter last year. Burial unit volume decreased 2.8% compared to the same quarter last year, which was the primary contributor to a reduction in revenue of $2.2 million. This volume decrease was largely due to the fact that we terminated a supply agreement with Yorktowne when the planned acquisition of that business was discontinued late in the third quarter of last fiscal year, along with the continuing decline in the number of casketed deaths. We continue to experience the unfavorable impact of downward product mix, which further reduced revenues from the prior year comparable period by $2.7 million. While we believe that our merchandising initiative is helping to slow this trend, our focus on capitalizing on growth opportunities in the lower end of the product spectrum will continue to put downward pressure on product mix. Similar to what occurred in recent quarters, we also continue to experience the favorable effects of price realization, which increased revenue by $3.4 million over the prior comparable period. We expect the trends in both product mix and price realization will continue to contribute offsetting effects for the balance of the fiscal year, although we can’t be certain of the magnitude of those effects. We anticipate favorable price realization to continue into fiscal 2009 in connection with our annual pricing adjustments that go into effect in October 2008. Finally, we also experienced the favorable impact of currency fluctuations in the quarter from a weaker U.S. dollar, mainly compared to the Canadian dollar. This resulted in increased revenue of $1.0 million over the prior year comparable period. We can’t predict how currency rates will move either to help or hurt our results in the future.

Our cost of goods sold decreased $0.1 million, including a $0.7 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost increases over the prior year comparable period of $1.8 million related primarily to higher commodity costs. These cost increases were offset by productivity cost improvements and improved material usage aggregating to $2.9 million. In our distribution operations, we experienced increased fuel costs of $1.2 million. An aggregate increase of $0.4 million in costs is attributable to other categories across our manufacturing and distribution activities.
Our operating expenses decreased over the prior year comparable period by 16.7%. This was primarily attributable to acquisition costs and certain receivables that we expensed totaling $6.8 million when we discontinued our attempt to acquire Yorktowne last year. We also experienced a decrease in legal fees related to the outstanding antitrust lawsuits. These legal costs decreased $0.9 million from the prior year comparable period as we continue to await the Court’s ruling on class certification. These favorable effects were offset by increased incentive compensation, sales compensation and benefits, and healthcare and self-insurance costs, all aggregating to $1.9 million. An aggregate decrease of $0.1 million in costs is attributable to other components of our operating expenses categories.
Over the past two quarters we have been building our own teams and processes to support ourselves as a new, stand-alone public company. These efforts resulted in $3.9 million of additional costs, primarily related to adding staff to support our separate company operations. The effect of these new costs was offset by the fact that beginning with the third quarter of fiscal 2008, we are no longer being allocated corporate costs by our former parent company. These allocated costs were $3.8 million in the prior year comparable period.
We began to incur interest expense when we borrowed $250 million on our credit facility (and paid the proceeds to our former parent company as part of the separation) at the end of the second quarter. We have been paying the balance down since that time. “Investment income and other” is up over the prior year comparable period as we began to realize returns from investments that were transferred to us on March 31, 2008, in connection with the separation. We earned interest income primarily on cash, auction rate securities, and the note receivable from Forethought Financial Group of $3.9 million, in aggregate. In addition, our investments in private equity limited partnerships generated $0.4 million of equity earnings from these affiliates during the quarter.
Our income tax rate this quarter was slightly lower than in the prior year comparable period. This was primarily due to an increase in the Internal Revenue Code section 199 manufacturing deduction for fiscal 2008.
Nine Months Ended June 30, 2008, Compared to Nine Months Ended June 30, 2007
(Dollars in millions)

	Nine Months		Nine Months
	Ended		Ended
	June 30	% of	June 30	% of
	2008	Revenues	2007	Revenues

Net revenues	$519.3	100.0	$509.0	100.0
Cost of goods sold	302.8	58.3	293.3	57.6

Gross profit	216.5	41.7	215.7	42.4
Operating expenses (excluding separation costs)	85.0	16.4	89.0	17.5
Separation costs	14.2	2.7	—	—

Operating profit	117.3	22.6	126.7	24.9
Interest expense	(1.4)	(0.3)	—	—
Investment income and other	3.9	0.8	1.0	0.2

Income before income taxes	119.8	23.1	127.7	25.1
Income tax expense	45.8	8.9	46.8	9.2

Net income	$74.0	14.2	$80.9	15.9

Our net revenues for the past nine months increased 2.0% from the same nine months last year. Price realization contributed $16.1 million to this increase, but this favorable effect was offset by the unfavorable effects of both a decrease in unit volume and downward product mix. A burial unit volume decrease of 1.1% over the prior year comparable period was the primary contributor to a decrease in revenue of $2.1 million. While our second quarter demand had been favorable due in part to a more typical flu season, this was more than offset by the lost Yorktowne volume in the third quarter and the decreased demand we experienced earlier in the first quarter in contrast to the prior year comparable period. The continuing decline in the number of casketed deaths is also a contributing factor. We also continue to experience the unfavorable impact of downward product mix, which further reduced revenues by $7.6 million. Finally, we experienced the favorable impact of currency fluctuations from a weaker U.S. dollar, mainly compared to the Canadian dollar. This resulted in increased revenue of $4.0 million over the prior year comparable period.
Our cost of goods sold increased $9.5 million, including a $0.6 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost increases over the prior year comparable period of $4.7 million related primarily to higher commodity costs. These cost increases were offset by productivity cost improvements and improved material usage aggregating to $3.3 million. In our distribution operations, we experienced increased costs of $4.8 million primarily attributable to fuel, personnel and benefits costs, including healthcare. An aggregate increase of $3.9 million in costs was attributable to other categories across our manufacturing and distribution activities.
Our operating expenses decreased $4.0 million or 4.5%, over the prior year comparable period, when separation costs are excluded. By excluding separation costs, we are able to better analyze our operating cost structure without the non-recurring effects of the separation. This decrease was primarily attributable to acquisition costs and certain receivables we expensed totaling $6.8 million when we abandoned our attempt to acquire Yorktowne last year. In the last nine months, we recorded a $2.6 million benefit from the collection of a customer receivable that had been previously fully reserved. We also experienced a decrease in legal fees related to the outstanding antitrust lawsuits of $3.2 million. These favorable effects were offset by increased healthcare and self-insurance costs, sales compensation and benefits, and incentive compensation, all aggregating to $5.4 million. A cost increase of $0.4 million is attributable to other components of our operating expenses categories.
As stated in the discussion of quarterly results, our efforts in building a stand-alone company infrastructure resulted in $5.4 million of additional corporate costs. The effect of these new costs was offset by the fact that we are no longer being allocated corporate costs by our former parent company. As a result, these allocated costs decreased by $2.6 million from the prior year comparable period.
In the last nine months we incurred or were allocated $14.2 million in separation costs associated with the recent separation of the Company from our former parent company. Included in these non-recurring costs were $3.2 million tied to the acceleration of unvested stock grants, $1.1 million in stock modification charges, and investment banking and advisory fees of $4.4 million. The balance of the costs represented primarily legal and professional fees.
Interest expense and “investment income and other” are both up as described earlier under our results for the quarter.
Our income tax rate during the last nine months was higher than in the prior year comparable period. This was primarily due to separation costs we incurred in the second quarter that are not deductible for income tax purposes.
Liquidity and Capital Resources
We believe the ability to generate cash is critical to the value of the company. In this section, we tell you about our ability to generate and access cash to meet our business needs.
First, we will describe our actual results in generating and utilizing cash by comparing the last nine months to the same period last year. We will also talk about any significant trends we are seeing to help you understand how this could impact us going forward.
Second, we will tell you about how we see operating, investing, and financing cash flows being affected for the next 12 months. While it’s not a certainty, we will tell you where we think the cash will come from and how we intend to use it. We will also talk about significant risks or possible changes to our thinking that could change our expectation.
Third, we will tell you about other significant matters that could affect our liquidity on an ongoing basis.

Nine Months Ended June 30, 2008, Compared to Nine Months Ended June 30, 2007
(Dollars in millions)

	Nine Months Ended
	June 30
	2008	2007
Cash Flows Provided By (Used In):
Operating activities	$90.8	$99.9
Investing activities	(2.9)	(14.1)
Financing activities	(66.8)	(85.0)
Effect of exchange rate changes on cash	—	0.2

Increase/decrease in cash and cash equivalents	$21.1	$1.0

Operating Activities
Historically, net cash flows from operating activities have represented our primary source of funds for the growth of our business. Prior to our separation from Hill-Rom, cash flows from operating activities were fairly stable, generally following the pattern of our overall net income. This pattern is now less correlated going forward as we incur non-cash related expenses (such as non-cash stock based compensation), non-cash earnings (such as interest income on our note receivable from Forethought Financial Group, Inc.), and make our own income tax payments now that we are a separate public company. Interim periods can also be more volatile individually as they are affected to a greater degree by the seasonality of our revenues.
The significant items that help explain the change in our operating cash flows in the table above are:
•
We incurred or were allocated $14.2 million of separation costs in fiscal 2008, substantially all of which were paid by the end of the period. This unfavorability affected both our profitability and our cash flow. The tax benefit we realized to offset some of this cash cost was limited, as much of this non-recurring cost is non-deductible.

•
Our tax expense for the nine months ended June 30, 2008, consisted of a greater degree of deferred income tax, as well as reductions to our current prepaid income taxes. Since both of these are non-cash effects, this resulted in $15.3 million of higher operating cash flow than in the prior year comparable period. This was offset by the fact that we remitted approximately $11.3 million to our former parent company toward our remaining tax liability incurred prior to separation.

Investing Activities
Historically, net cash flows used in investing activities consisted of purchases of plant, property and equipment we use to run the business or to pay for a business acquisition. The primary reduction in our investing activities resulted from the $5.2 million cash outlay related to a business acquisition in fiscal 2007. Additionally, our net investing activities decreased from the prior year comparable period due to lower capital spending of $3.8 million, along with the fact that some of our investments returned capital of $3.3 million in the latest quarter.
Financing Activities
Until the time of our separation into a stand-alone company, our only financing activity was to provide the excess cash we generated to our former parent company as part of a centralized treasury management process. As a separate company, we now have our own treasury management process and have a $400 million revolving credit facility in place to finance business operations. In connection with the separation, we borrowed $250.0 million on the credit facility and used these funds to settle and distribute amounts to our former parent company. This distribution, along with other advances earlier in the year, resulted in net distributions to our parent of $290.3 million. Just prior to the separation, our former parent company transferred $110.0 million in cash to us. A final payment of $15.4 million was received from our former parent company in the third quarter. During our initial quarter as a stand-alone company we utilized available cash on hand and strong operating cash flows to pay down $140.0 million on the credit facility and pay our first cash dividend of $11.4 million.

12 Month Outlook
Operating activities
We incurred $5.4 million of incremental costs associated with establishing our stand-alone company infrastructure during the first nine months of fiscal 2008, of which $3.9 million was incurred in the third quarter. We expect the level of these costs to increase over the balance of the fiscal year. We currently expect the annual level of these costs to be $17 million to $19 million in fiscal 2009. We may also elect to increase our investment in corporate activities beyond these levels depending on evolving business strategies and opportunities. The increase in costs associated with stand-alone company infrastructure is somewhat offset by the fact that we are no longer paying for corporate costs previously allocated to us by Hill-Rom, which were $7.4 million for the first nine months of fiscal 2008, none of which were allocated to us in the third quarter. We also estimate there is less than $1.0 million of final separation costs to be incurred over the balance of the fiscal year.
Although we have not incurred interest expense historically, we borrowed $250.0 million under our revolving credit facility in March 2008 and are now paying interest expense related to this borrowing, the amount of which is dependent upon our actual financing needs and interest rates. Although, we paid down $140.0 million during the three months ended June 30, 2008, interest payments will continue to reduce our operating cash flows and net income as compared to prior periods. On March 31, 2008, we received a combination of cash, auction rate securities, and an investment portfolio as part of the separation. While our “investment income and other” has not historically been significant, we are now earning interest income from greater cash on hand, auction rate securities, and the note receivable from Forethought Financial Group, Inc. We are also recording interest income on the note receivable in the form of additional interest receivable, so we won’t realize any cash flow from this investment over the next 12 months. Additionally, the investment income we earn on our private equity limited partnerships comes back to us in cash in an unpredictable manner, depending on when the partnerships make cash distributions.
We had several new receivables and payables on our balance sheet that were transferred to us as a result of the separation. We originally owed Hill-Rom approximately $19.2 million for our portion of our former parent company’s income tax liability related to our operations prior to the date of separation. We still owe Hill-Rom $9.1 million as of June 30, 2008, and will likely pay down this balance further by fiscal year end. Conversely, we had a $14.6 million current prepaid income tax balance that we are utilizing to reduce the cash requirements needed for our tax obligation on the taxable income we generate.
Investing activities
At June 30, 2008, we held $52.7 million in a portfolio of auction rate securities (consisting of highly rated state and municipal bonds), classified as available-for-sale securities recorded at fair value. We have estimated the current fair value of the portfolio using information provided by banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of June 30, 2008, the underlying securities in the portfolio consist of credit worthy borrowers with AAA debt ratings. Recent market conditions and auction failures have adversely impacted the liquidity of these securities. The continuing effect of these conditions has led us to conclude that an orderly conversion of the portfolio into cash will likely take more than 12 months. Accordingly, we are now classifying these securities as non-current. If current market conditions do not improve or worsen, we may not be able to readily convert these securities to cash, and our liquidity and earnings could suffer as a result. We will continue to closely monitor the value of the portfolio and look for opportunities to liquidate at reasonable terms.
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

Financing activities
We plan on paying a cash dividend each quarter that will require about $11.4 million each quarter based on our outstanding common stock at June 30, 2008. We used cash on hand at June 30, 2008, and cash generated from July operations to pay down the amount outstanding under our credit facility to $85.0 million as of July 31, 2008. We may pay this balance down further depending on our working capital needs and the availability of additional cash generated from operations.
On July 22, 2008, our Board of Directors authorized the Company to repurchase up to $100 million of our outstanding common stock. The amount of repurchase activity will depend on a variety of factors including the level of cash generated from operations, the market price of our stock, and repayments we elect to make on the credit facility.
Summary of 12 month outlook
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
Other Liquidity Matters
In March 2008, we established a $400 million five-year revolving credit facility (the “Facility”) with a syndicate of banks. The term of the Facility expires in March 2013. Borrowings under the Facility bear interest at variable rates, as defined therein. The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include compliance with covenants contained in the credit agreement governing the Facility, absence of default under the Facility and continued accuracy of certain representations and warranties contained in the credit agreement The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of Consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the Facility may be used: (i) to consummate the separation from Hill-Rom; (ii) for working capital and other lawful corporate purposes; and (iii) to finance acquisitions.
As of June 30, 2008, we: (i) had $1.8 million outstanding, undrawn letters of credit under the Facility, (ii) were in compliance with all covenants set forth, in the credit agreement and (iii) had complete access to the remaining $288.2 million of borrowing capacity available under the Facility.
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
In connection with the separation, important changes to our contractual obligations and contingent liabilities and commitments were as follows:
•
We initially borrowed $250.0 million on our five-year revolving credit facility. We have subsequently paid this down to $110.0 million as of June 30, 2008. We have this classified as “current” as we may choose to pay off the balance over the next 12 months based upon our available cash generated either from operations, auction rate securities, or noncurrent investments.

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
We adopted additional critical accounting policies related to significant activities or agreements consummated as a result of the Distribution as follows:
Auction Rate Securities
At June 30, 2008, we held $52.7 million in a portfolio of auction rate securities (consisting of highly rated state and municipal bonds) classified as available-for-sale securities and recorded at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The historical cost basis of this portfolio has been reduced by net unrealized losses (net of tax) on these available-for-sale securities of $1.0 million, which have been included as a component of accumulated other comprehensive loss. We have estimated the current fair value of the portfolio with information provided by banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of June 30, 2008, the underlying securities in the portfolio consisted of credit worthy borrowers with AAA debt ratings. Recent market conditions and auction failures have adversely impacted the liquidity of these securities. If current market conditions do not improve or worsen, we may not be able to readily convert these securities to cash, these assets could be impaired, and our liquidity and earnings could be adversely affected. When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss.
Investments
Our noncurrent investment portfolio consists of investments in private equity limited partnerships, common stock, and a note receivable from Forethought Financial Group, Inc. These investments were transferred to us in connection with the Distribution.
We use the equity method of accounting for substantially all of our private equity limited partnership investments, with earnings or losses reported within the line item “investment income and other” in our consolidated statements of income. Our portion of any unrealized gains or losses related to our investments in the private equity limited partnerships and common stock is charged or credited to “accumulated other comprehensive loss” in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains or losses.
Earnings and carrying values for investments accounted for under the equity method are determined based on financial statements provided by the investment companies.
When an investment is sold, we report the difference between the sales proceeds and carrying value (determined based on specific identification) as a capital gain or loss.
We regularly evaluate all investments, including the note receivable from Forethought Financial Group, Inc., for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in an investment’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss and the cost basis of the investment is reduced to its estimated fair value. The evaluation of investments for impairment requires significant judgments to be made, including (i) the identification of potentially impaired investments; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other-than-temporary.

Judgment Sharing Agreement (“JSA”)
In March 2008, we entered into a JSA with Hill-Rom related to antitrust litigation matters. We apply SFAS No. 5, “Accounting for Contingencies” in evaluating and accounting for this JSA. The JSA apportions responsibility between us and Hill-Rom for any potential liabilities associated with that litigation. See Note 5 to the financial statements included in Part I, Item 1 of this Form 10-Q.
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
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, which will be our first fiscal year 2009. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delays the effective date of aspects of SFAS No. 157 to fiscal years beginning after November 15, 2008, our fiscal year 2010 and for interim periods within those years. This delay applies to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. We are currently evaluating its potential impact to our financial statements and results of operations.
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
On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 141(R) changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS No. 160 requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheets as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries, but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest would be established. Both of these statements are effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. As such, we will adopt the provisions of SFAS No. 141(R) and SFAS No. 160 beginning in our fiscal year 2010.
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” The objective of SFAS 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first fiscal year after November 15, 2008, our fiscal year 2010. We are currently evaluating its potential impact to our financial statements.

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
At June 30, 2008, we held $52.7 million in a portfolio of auction rate securities (consisting of highly rated state and municipal bonds), classified as available-for-sale securities and recorded at fair value. The historical cost basis of this portfolio has been reduced net unrealized losses (net of tax) on these available-for-sale securities of $1.0 million, which have been included as a component of accumulated other comprehensive loss. Recent market conditions and auction failures have adversely impacted the immediate liquidity of these securities. If current market conditions do not improve or worsen, we may not be able to readily convert these securities to cash, these assets could be impaired, and our liquidity and earnings could be adversely affected.
We are also subject to volatility in our noncurrent investment portfolio. A portion of the noncurrent investment portfolio includes private equity limited partnerships and common stock with a carrying value of $26.0 million at June 30, 2008. These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition. In addition, we have an outstanding note receivable and related interest receivable with an aggregate carrying value of $127.4 million from Forethought Financial Group, Inc. as of June 30, 2008, which was transferred to us in connection with the separation. Should Forethought Financial Group, Inc. underperform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted resulting in a material adverse impact on our financial condition and results of operations.
At June 30, 2008, we had $110.0 million outstanding under our $400 million revolving credit facility. We are subject to interest rate risk associated with our revolving credit facility which bears a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Assuming our borrowings were to remain at $110.0 million for twelve months, a 1% move in the related interest rates would increase or decrease our annual interest expense by approximately $1.1 million.
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

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There were changes in our internal controls over financial reporting during the quarter ended June 30, 2008. In connection with our separation into a stand-alone public company, we initiated new business processes governing investments, income taxes, stock based compensation, and actuarially determined obligations related to both employee benefits and business insurance reserves. Additionally, we have established corporate level legal, human resource, and internal audit capabilities. Accordingly, we have implemented new internal controls over financial reporting related to these activities. There were no other changes in our internal control over financial reporting during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HILLENBRAND, INC.

DATE: August 12, 2008	BY:	/S/ Cynthia L. Lucchese Cynthia L. Lucchese
Senior Vice President and
Chief Financial Officer

DATE: August 12, 2008	BY:	/S/ Theodore S. Haddad, Jr. Theodore S. Haddad, Jr.
Chief Accounting Officer

Exhibit Index

Exhibit 3.1*	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008

Exhibit 3.2*	Articles of Correction of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008

Exhibit 10.1*	Employment Agreement dated as of June 15, 2008, between Hillenbrand, Inc. and Joe A. Raver

Exhibit 10.2	Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including Joe A. Raver, (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form 10)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.