Form 10-K
period 2008-09-30
Hillenbrand, Inc.
filed 2008-12-09
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2008
Commission File No. 001-33794
HILLENBRAND, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	26-1342272 (I.R.S. Employer Identification No.)

One Batesville Boulevard Batesville, Indiana (Address of principal executive offices)	47006 (Zip Code)
Registrant’s telephone number, including area code: (812) 934-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Yes ☐	No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant.
Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 1, 2008, the date our common stock began trading regularly on the New York Stock Exchange: — $1,295,174,179
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, without par value —61,832,225 shares outstanding as of November 30, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Portions of our definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than January 28, 2009.

HILLENBRAND, INC.
Annual Report on Form 10-K
for the fiscal year ended September 30, 2008

PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Throughout this Form 10-K, we make a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. As the words imply, forward-looking statements are statements about our future plans, objectives, beliefs, and expectations that might or might not happen in the future, as contrasted with historical information. Our forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature they are subject to a wide range of risks.
Accordingly, in this Form 10-K, we may say something like,
“We anticipate that the burial rate will be flat to slightly declining in future years.”
That is a forward-looking statement, as indicated by the word “anticipate” and by the clear meaning of the sentence.
Other words that could indicate we’re making forward-looking statements include the following:

intend	believe	plan	expect	may	goal

become	pursue	estimate	will	forecast	continue

targeted	increase	higher/lower	improve	progress	potential
This isn’t an exhaustive list but is simply intended to give you an idea of how we try to identify forward-looking statements. The absence of any of these words, however, does not mean that the statement is not forward-looking.
Here’s the key point: Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. Any number of factors — many of which are beyond our control — could cause our performance to differ significantly from those described in the forward-looking statements.
For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of this Form 10-K. We assume no obligation to update or revise any forward looking statements.
Item 1. BUSINESS
In this section of the Form 10-K, entitled “Business,” we provide you a basic understanding of our company, the products we manufacture and sell, how we distribute our products, who we compete with, and the key inputs to production (in the form of raw materials, labor, and manufacturing locations). We also provide you background on applicable regulatory matters, and key patents and trademarks important to our business. Finally we provide you a brief background on our executive officers so that you can understand their experience and qualifications.
General
As previously disclosed in our registration statement on Form 10 filed with the U.S. Securities and Exchange Commission (“SEC”), Hillenbrand, Inc. (“Hillenbrand”) was formed on November 1, 2007 and became a publicly traded company as the result of the separation of Hillenbrand Industries, Inc. (our “Former Parent” or “Hill-Rom Holdings, Inc.” or “Hill-Rom”) into two separate publicly traded companies, Hillenbrand and Hill-Rom, through a tax free distribution (the “Distribution”) of Hillenbrand shares to Hill-Rom’s shareholders. This distribution took place on March 31, 2008 following the close of business. Unless the context otherwise requires, the terms “Hillenbrand,” the “Company,” “we,” “our” or “us” refer to Hillenbrand, Inc. and one or all of its consolidated subsidiaries.

Hillenbrand, Inc. is an Indiana corporation with our principal executive offices located at One Batesville Boulevard, Batesville, Indiana 47006, and our telephone number at this address is (812) 934 -7500. Our website is www.hillenbrandinc.com. We make available on this website, free of charge, access to press releases, conference calls and our annual, quarterly, and current reports and other documents filed or furnished with the SEC as soon as practicable after such reports are filed or furnished. We also make available through this website position specifications for the Chairman, Vice Chairman, members of the Board of Directors and the Chief Executive Officer, our Code of Ethical Business Conduct, the Corporate Governance Standards of our Board of Directors, and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.
All reports and documents filed with the SEC are also available via the SEC website, www.sec.gov, or may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Hillenbrand, Inc. is the parent holding company of its wholly owned subsidiary, Batesville Services, Inc. (“Batesville Casket”). Through Batesville Casket, we are a leader in the North American death care industry where we manufacture, distribute and sell funeral service products to licensed funeral directors who operate licensed funeral homes. Our products consist primarily of burial and cremation caskets, but also include containers and urns, selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including creating and hosting websites for funeral homes.
Products and Services
We manufacture and sell gasketed caskets made of carbon steel, stainless steel, copper and bronze. We also produce and market non-gasketed steel, hardwood and veneer hardwood caskets. In addition, we manufacture and sell cloth-covered caskets, all wood construction caskets and a line of urns, containers, and other memorialization products used in cremations. To assist with displaying these products, we supply selection room fixturing through our System Solutions by Batesville® group.
Most Batesville brand metal caskets are gasketed caskets that are electronically welded to help resist the entrance of outside elements through the use of rubber gaskets and a locking bar mechanism. Our premium steel caskets also employ an alloy bar to help protect the casket cathodically from rust and corrosion. We believe that this system of cathodic protection is a feature found only on Batesville produced caskets.
Our solid and veneer hardwood caskets are made from mahogany, cherry, walnut, maple, pine, oak, pecan, poplar and sycamore. Our veneer caskets are manufactured using a proprietary process for veneering that allows for rounded corners and a furniture-grade finished appearance. We also manufacture and provide select lines of Marsellus® premium solid wood caskets to our funeral home customers.
Our Options by Batesville® cremation line offers a complete cremation marketing system for funeral service professionals. In addition to a broad line of cremation caskets, containers, and urns, the system includes training, merchandising support, and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Our wide assortment of memorial urns are made from a variety of materials, including cast bronze, cast acrylic, wood, sheet bronze, cloisonné, and marble.
We offer several other marketing and merchandising programs to funeral professionals for both casket and cremation products. Batesville caskets are marketed by our direct sales force only to licensed funeral professionals operating licensed funeral establishments (or, in the absence of state licensing requirements, to full service funeral establishments offering both funeral goods and funeral services in conformance with state law) throughout the United States, Puerto Rico, Canada, Mexico, the United Kingdom, Australia and South Africa. A significant portion of our sales are made to large national funeral service providers under contracts we have entered into with these customers.
We maintain inventory at 87 company-operated Customer Service Centers (CSCs) and 6 Rapid Deployment Centers (RDCs) in North America. Batesville® caskets are generally delivered in specially equipped vehicles owned by us.

We primarily manufacture and distribute products in the United States. We also have 2 manufacturing facilities in Mexico and distribution facilities in Puerto Rico, Canada, Mexico, the United Kingdom, Australia, and South Africa.
Competition
We are a recognized North American industry leader in the sale of funeral service products. We compete on the basis of product quality, personalization, price, delivery, and customer service. Major competitors that manufacture and/or sell funeral service products over a wide geographic area include Aurora Casket Company and Matthew’s Casket Division, a subsidiary of Matthews International Corporation.
Throughout the United States, many other enterprises manufacture, assemble, and/or distribute funeral service products for sale, often focusing on particular regions or geographic areas. Additionally, we are facing increasing competition from a number of non-traditional sources, including casket manufacturers located abroad.
Regulatory Matters
We are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all of our businesses in a manner that protects the environment. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. From time to time we provide for reserves in our financial statements for environmental matters. We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues. Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost to us of the onsite remediation activities in which we are currently involved to exceed $0.5 million. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.
Raw Materials
We use carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, zinc, and magnesium alloy in the manufacture of our caskets. Although most of the raw materials used in our products are generally available from several sources, certain of these raw materials are currently procured only from a single source.
The rising prices of raw materials used in our products, including steel, fuel, petroleum based products, and fuel related delivery costs, have a direct and negative effect on our profitability. We generally do not engage in hedging transactions with respect to these purchases, but do enter into fixed price supply contracts at times. We have taken steps and have plans and actions in place to mitigate the impact of rising raw material and fuel prices, including continuous improvement initiatives, various sourcing actions, the completed consolidation of our United States wood manufacturing operations into a single facility, the continued and expanded roll-out of our veneer products from our Mexican manufacturing operations with overall lower material costs composition, and annual product price adjustments as contractually allowed. However, there can be no assurance that we will be able to anticipate and react quickly to all changing raw material prices in the future.
Most of our sales are made pursuant to supply agreements with our customers, and historically, we have instituted annual price increases to help offset the impact of inflation and other rising cost factors. While there are certain limitations in some of our agreements, their provisions generally allow us to raise prices to offset some, but not necessarily all, raw material cost inflation.
Distribution
We have extensive distribution capabilities that serve our customers’ increasing delivery expectations. Our high-velocity, hub and spoke distribution system, consisting of 6 Rapid Deployment Centers and 87 Customer Service Centers in North America, serves a majority of our customers each day and is critical to the rapid delivery requirements of funeral directors nationwide.

Patents and Trademarks
We own a number of patents on our products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.
We also own a number of trademarks and service marks relating to our products and product services which are of importance to us, but, except for the mark “Batesville®,” we do not believe any single trademark or service mark is of material significance to our business as a whole.
Our ability to compete effectively depends, to an extent, on our ability to maintain the proprietary nature of our intellectual property. However, we may not be sufficiently protected by our various patents, trademarks and service marks. Additionally, certain of our existing patents, trademarks or service marks may be challenged, invalidated, cancelled, narrowed or circumvented. Beyond that, we may not receive the pending or contemplated patents, trademarks or service marks for which we have applied or filed.
In the past, certain of our products have been copied and sold by others. We vigorously seek to enforce our intellectual property rights. However, we cannot ensure that the copying and sale of our products by others would not materially adversely affect the sale of our products.
Employees
As of September 30, 2008, we employed approximately 3,400 people in our operations. Approximately 1,200 of these individuals, as part of our logistics and manufacturing operations in the United States, Canada, and Mexico work under collective bargaining agreements. In the United States, Canada, and Mexico the collective bargaining agreements have expiration dates ranging from January 2009 to May 2012.
Although we have not experienced any significant work stoppages in more than 20 years as a result of labor relations, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principle facilities could have a material adverse effect on our operations. However, we have no reason to suspect that we will have significant difficulties in negotiating new collective bargaining agreements to replace those that will expire in the future and we will continue to prepare contingency plans as part of routine preparation for negotiations in order to minimize the impact of any potential work stoppages.
Foreign Operations and Export Sales
Information about our foreign operations is set forth in tables relating to geographic information in Note 15 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Our export revenues constituted less than 10 percent of consolidated revenues in fiscal 2008 and prior years.
Our foreign operations are subject to risks inherent in doing business in foreign countries. Risks associated with operating internationally include political, social, and economic instability, increased operating costs, expropriation, and complex and changing government regulations, all of which are beyond our control. Further, to the extent we receive revenue from U.S. export sales in currencies other than U.S. dollars, the value of assets and income could be, and have in the past been, adversely affected by fluctuations in the value of local currencies.
Executive Officers of the Registrant
Our Board of Directors is responsible for electing our executive officers annually and from time-to-time as necessary. Executive officers serve in the ensuing year and until their respective successors are elected and qualified. Except for Board members Gus Hillenbrand and Tom Johnson who are first cousins to Ray Hillenbrand, there are no other family relationships between any of our executive officers or between any of them and the members of the Board of Directors. The following is a list of our executive officers as of November 30, 2008.

Kenneth A. Camp, 63, was elected President and Chief Executive Officer of Hillenbrand effective February 8, 2008. Mr. Camp was also elected as a board member on that same date. Prior to his appointment as President and Chief Executive Officer of Hillenbrand, Mr. Camp served as President and Chief Executive Officer of Batesville Casket since May 1, 2001; he continues to serve as Chief Executive Officer of Batesville Casket. He was elected Senior Vice President of our Former Parent on October 1, 2006, having been a Vice President of that company since October 8, 2001. He was employed by our Former Parent from 1981 until the separation on March 31, 2008. Mr. Camp previously held the position of Vice President of Administration of our Former Parent from 2000 to 2001. Prior to that assignment he held various positions at Batesville Casket, including Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.
Cynthia L. Lucchese, 47, was elected Senior Vice President and Chief Financial Officer of Hillenbrand effective February 8, 2008. From 2005 to 2007, she served as Senior Vice President and Chief Financial Officer for Thoratec Corporation. Prior to that, she worked 10 years for Guidant Corporation, now a part of Boston Scientific Corporation, in a variety of senior finance roles, including Vice President and Treasurer, Corporate Controller and Chief Accounting Officer, and Vice President of Finance and Administration of the Guidant Sales Corporation. Ms. Lucchese was also previously employed by Eli Lilly and Company and Ernst & Young LLP.
Joe A. Raver, 42, was elected President and Chief Operating Officer of Batesville Casket, effective June 16, 2008, and Senior Vice President of Hillenbrand on July 15, 2008. Most recently, Mr. Raver served as Vice President and General Manager of the Respiratory Care Division of Hill-Rom, a leading global provider of medical equipment and services. He joined Hill-Rom in 2004 as Vice President of Strategy and Shared Services. Prior to joining Hill-Rom, Mr. Raver spent 10 years in a variety of leadership positions at Batesville Casket and Hill-Rom, culminating in being named Vice President of Logistics at Batesville Casket in 2002.
John R. Zerkle, 54, was elected Senior Vice President, General Counsel and Secretary of Hillenbrand effective February 8, 2008. Most recently, Mr. Zerkle served as Vice President and General Counsel of Batesville Casket since March 2004. From September 2002 to February 2004, Mr. Zerkle served as Vice President and General Counsel of Forethought Financial Services, Inc., then a subsidiary of Hill-Rom. He also served as Compliance Officer for Forethought Investment Management, Inc. Prior to joining Forethought, Mr. Zerkle was in private practice for twenty years, where he focused his practice on corporate, securities, regulatory, and banking law matters.
Paul Douglas Wilson, 56, was elected Senior Vice President, Human Resources of Hillenbrand effective March 14, 2008. Most recently Mr. Wilson served as Vice President Worldwide Merger Integration for Boston Scientific Corporation, following the close of the merger between Boston Scientific and Guidant Corporation in 2006. Mr. Wilson joined Guidant Corporation in 2002 and served as Vice President of Human Resources, the chief human resources officer. Prior to Guidant, Mr. Wilson was president and a principal of Ronald Blue & Co., a privately held firm providing financial planning, investment management, tax planning and philanthropic counsel. Mr. Wilson began his career with Eli Lilly and Company, where he spent 20 years in a variety of increasingly senior executive human resource roles.
Hinesh B. Patel, 40, was elected Vice President, Strategy and Business Development of Hillenbrand effective August 18, 2008. Prior to accepting his current position with Hillenbrand, Mr. Patel served as Director of Strategy and Business Development for Honeywell International Inc., a position he had held since April 2007. Prior to joining Honeywell International Inc., Mr. Patel held other management roles in business development, strategy, and operations with Milliken & Company, Caspian Networks Inc., Eaton Corporation, and Arthur D. Little.
Theodore S. Haddad, Jr., 44, was elected Vice President, Controller and Chief Accounting Officer of Hillenbrand on February 8, 2008. Prior to joining Hillenbrand, Mr. Haddad served as Senior Manager in the Audit and Business Advisory Services Group of PricewaterhouseCoopers, LLP since July 2002. Prior to this, Mr. Haddad served as a Senior Manager in the audit group of Arthur Andersen, LLP, having been with that firm since July 1991. Mr. Haddad is a Certified Public Accountant and Certified Management Accountant.

Item 1A. RISK FACTORS
In this section of the Form 10-K, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning our stock. This information should be assessed along with the other information we provide you in this Form 10-K. Like most companies, our business involves risks. The risks described below are not the only risks we face. Additional risks not currently known or considered immaterial by us at this time may result in adverse effects on our business.
Risks Related to Our Business
An adverse outcome in the ongoing antitrust litigation in which we are a defendant could materially adversely affect our results of operations, financial position and liquidity.
We are a defendant in several purported antitrust class action lawsuits. See “Item 3. Legal Proceedings” in this Form 10-K. The plaintiffs in one of these cases have served a report indicating that they are seeking damages ranging from approximately $947 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent, and the plaintiffs in the other case have served a report indicating that they are seeking damages of approximately $99.2 million before trebling on behalf of the purported class of independent casket resellers they seek to represent. If these cases go to trial, the plaintiffs are likely to claim additional alleged damages for the period between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. A Magistrate Judge has recommended that neither class be certified; however, his recommendation is not binding on the District Judge and it is possible that the District Judge or an appellate court could order one or both classes certified. In the event a class is certified in any of these cases and the plaintiffs prevail at trial, any damages awarded would be trebled as a matter of law and the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. Accordingly, if a class is certified in any of these cases and the plaintiffs prevail at trial, we could be subject to substantial liability. In such event, we may not be able to satisfy any such judgment or to post an appeal bond for the appeal of any such judgment. In that event, we could resort to bankruptcy proceedings. If we are able to satisfy a judgment or post an appeal bond, doing so may significantly impair our financial position and liquidity.
Although we have entered into a judgment sharing agreement with Hill-Rom with respect to this litigation, there can be no assurance that Hill-Rom will be able to satisfy its potential obligations under this agreement. Moreover, negative covenants contained in the distribution agreement relating to our separation from Hill-Rom, intended to preserve the credit capacity of each of Hillenbrand and Hill-Rom to perform their obligations under the judgment sharing agreement, impose restrictions on us that, among other matters, may limit our ability to consummate acquisitions or pay dividends. For a more detailed discussion, see the sections entitled “Distribution Agreement” and “Judgment Sharing Agreement” within Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
In addition to the risks associated with an adverse outcome in this litigation, we continue to incur significant legal costs in the vigorous defense of this litigation and expect these costs to continue for the foreseeable future. We currently expect these costs to be approximately $19 million in fiscal 2009, although this could change significantly depending on further future developments. Under the judgment sharing agreement, we are responsible for all costs incurred by us and Hill-Rom in defense of this litigation.
Collection risk associated with our note receivable from Forethought Financial Group, Inc. (“Forethought”) could have a material adverse impact on our earnings.
As of September 30, 2008, we held a significant non-operating asset in the form of a note receivable and related interest receivable whose issuer is related to an industry severely impacted by recent global market and economic conditions. This asset was transferred to us at the time of separation from Hill-Rom. As of September 30, 2008, this note receivable has an aggregate carrying value of $130.4 million. This note receivable primarily represents seller provided financing to Forethought, the entity that purchased Hill-Rom’s former Forethought Financial Services, Inc. subsidiary. Forethought, through its subsidiaries, provides insurance and financial solutions for families managing retirement and end-of-life needs.

Commencing in 2007 and continuing throughout fiscal 2008, adverse financial developments have impacted the U.S. and global economies and financial markets and have particularly impacted companies in the financial services and insurance industries. Forethought’s ability to pay us under the terms of the note receivable may be adversely impacted by the deterioration being experienced in the credit markets, as they have material exposure to this market as an insurance company. Further, their ability to access credit or raise capital may be significantly restricted by current economic conditions, which in turn may limit their ability to execute their business plans or meet their obligation to pay us in the future. Should Forethought fail to perform consistently with the original expectations set forth by Forethought or underperform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted resulting in a material adverse impact on our financial condition and results of operations.
Our business is significantly dependent on several major contracts with large national providers. Our relationships with these customers pose several risks.
We have contracts with a number of large, national funeral home customers which comprise a sizeable portion of our overall sales volume. Any decision by our large national funeral home customers to discontinue purchases from us could have a material adverse effect on our financial condition, results of operations and cash flows. Also, while our contracts with large funeral service providers give us important access to many of the largest purchasers of funeral service products, they may obligate us to sell our products at contracted prices for extended periods of time, therefore limiting our ability, in the short-term, to raise prices in response to significant increases in raw material prices or other factors.
Volatility in our investment portfolio could negatively impact earnings. Also, if we are unable to convert our portfolio of auction rate securities to cash on reasonable terms, our earnings could be adversely affected.
In connection with our separation from Hill-Rom, ownership in certain investments in private partnerships were transferred to us that had an aggregate carrying value of $25.2 million as of September 30, 2008. Volatility in that investment portfolio could negatively or positively impact earnings. These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition.
At the time of the separation and in connection with the allocation of cash, cash equivalents and investments between us and Hill-Rom, we received a portfolio of auction rate securities (consisting of highly rated state and municipal bonds) that Hill-Rom was not able to liquidate prior to separation due to the recent market conditions and auction failures. The auction rate securities currently have a carrying value of $51.1 million as of September 30, 2008. If current market conditions do not improve, or if they worsen, we may not be able to convert these securities to cash for the foreseeable future, these assets could be impaired, and our earnings could be adversely affected.
In November 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services that allows us to sell approximately $30.6 million of our existing auction rate securities (carrying value at September 30, 2008) at par value plus accrued interest. We may exercise the Put at anytime during the period of June 30, 2010, through July 2, 2012.
Recent global market and economic conditions, including those related to the credit markets, could have a material adverse effect on the Company’s business, financial condition and results of operations.
The recent worldwide financial and credit market disruptions and uncertainty have reduced the availability of credit generally necessary to fund a continuation and expansion of global economic activity. The shortage of credit combined with the recent substantial losses in equity markets and other economic developments could lead to an extended worldwide economic recession.
A general slowdown in economic activity caused by a recession could adversely affect our business in several ways. A continuation or worsening of the current credit markets and economic conditions could adversely affect our customers’ ability to obtain sufficient credit or pay for our products within the terms of sale and as a result, our reserves for doubtful accounts and write-offs could increase. If certain key or sole suppliers were to become capacity constrained or insolvent as a result of the global economic conditions, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies. In addition, the financial disruption is having an adverse effect on the assets of the Company’s defined benefit plans. A continuation of the volatility of interest rates and negative equity returns under current market conditions could result in greater contributions to the defined benefit plans in the future.

Continued fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of our sales of burial caskets.
The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future. As the population of the United States continues to age, we anticipate the number of deaths in North America will be relatively flat until the number of deaths increase due to aging baby boomers.
Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s, and are also expected to continue to increase for the foreseeable future. Therefore, the number of U.S. cremations is gradually and steadily increasing, resulting in a contraction in the demand for burial caskets, which was a contributing factor to lower burial casket sales volumes for us in each of fiscal years 2008, 2007 and 2006. We expect these trends to continue into the foreseeable future and our burial casket volumes will likely continue to be negatively impacted by these market conditions.
Finally, the number of deaths can vary over short periods of time and among different geographical areas, due to a variety of other factors, including the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza. Such variations could cause our sales of burial caskets to fluctuate from quarter to quarter and year to year.
Our business is facing increasing competition from a number of non-traditional sources and caskets manufactured abroad and imported into North America.
Non-traditional funeral service providers could present more of a competitive threat to us and our sales channel than is currently anticipated. While some of these have competed against us for many years, large discount retailers, casket stores, and internet casket retailers represent more recent competitors. Also, there are several manufacturers located in China currently manufacturing caskets for sale into the United States. While sales from these providers are currently a minor percentage of total casket sales in the United States, it is not possible to quantify the financial impact that these competitors will have on our business. These competitors will continue to drive additional pricing and other competitive pressures in an industry that already has approximately double the necessary domestic production capacity. Such competitive actions could have a negative impact on our results of operations.
Increased prices for, or unavailability of, raw materials used in our products could adversely affect profitability or revenues. In particular, our results of operations continue to be adversely affected by high prices for steel, red metals (i.e. copper and bronze), and fuel.
Our profitability is affected by the prices of the raw materials used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates, and in some cases, government regulation. Significant increases in the prices of raw materials that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. While we experienced some overall cost pressure in 2007 and 2006, we saw significantly higher prices in fiscal 2008 for commodities used in the manufacture of our products, including steel, red metals, and fuel. Although we have historically been able to offset such rising costs with increases in the prices of our products, there can be no assurance that the marketplace will continue to support the higher prices or that such prices will fully offset such commodity price increases in the future. Any further increases in prices resulting from a tightening supply of these or other commodities or fuel could adversely affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but do enter into some fixed price supply contracts.
Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials used in the manufacture of our products currently are procured only from a single source. If any of these sole-source suppliers were unable to deliver these materials for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities, or other factors, or if we were unable to negotiate acceptable terms for the supply of materials with these sole-source suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Extended unavailability of a necessary raw material could cause us to cease manufacturing one or more products for a period of time.

We are involved on an ongoing basis in claims, lawsuits and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.
The ultimate outcome of these claims, lawsuits and governmental proceedings cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations and cash flow. We are also involved in other possible claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies resulting in our assuming exposure for a layer of coverage with respect to such claims. For a more complete description of our asserted claims, see Note 12 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Approximately 35% of our employees as part of our logistics and manufacturing operations work under collective bargaining agreements. Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.
Upon the termination of certain agreements with Hill-Rom, we may experience additional increased costs.
Hill-Rom is contractually obligated to provide to us only those services specified in the transition services and shared services agreements and the other agreements we entered into with Hill-Rom in preparation for the separation. Upon the expiration of these agreements, many of the services that are covered in these agreements will have to be provided internally or by unaffiliated third parties, and we expect that in some instances we may incur higher costs to obtain such services than we incurred under the terms of these agreements. In addition, if Hill-Rom does not continue to effectively perform the services that are called for under the transition services and shared services agreements and the other agreements, we may not be able to operate our business effectively and our profitability may decline.
We do not have a long operating history as a separate publicly traded company.
Prior to the consummation of our separation from Hill-Rom, we operated as part of Hill-Rom. Accordingly, until the separation, we had no direct experience complying with certain of the requirements of the Sarbanes-Oxley Act of 2002 or with the periodic reporting requirements of the Securities Exchange Act of 1934. Additionally, we had not been responsible for performing various corporate functions, including tax administration, treasury administration, compensation and benefits administration, investor relations, internal audit and risk management.
The historical financial information related to periods prior to the separation on March 31, 2008, included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future. Prior to our separation on March 31, 2008, our business was operated by Hill-Rom as part of its broader corporate organization, rather than as a separate, publicly traded company. As a result, we made certain modifications to certain business support and governance activities upon our separation from Hill-Rom. Our historical financial results reflect allocations of expenses for these and similar functions but these allocations are less than the expenses we would have incurred had we operated as a separate, publicly traded company.

Risk Arising From Our Separation Transaction with Hill-Rom
The distribution of our stock to Hill-Rom’s stockholders could result in a significant tax liability.
Hill-Rom has received a private letter ruling from the Internal Revenue Service (“IRS”) that the distribution qualified for tax-free treatment under Code Sections 355 and 368(a)(1)(D). The IRS ruling relies on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business. Although Hill-Rom believes that all of these representations, assumptions and undertakings were correct, the IRS ruling would not be valid if they were incorrect. Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether the distribution qualified for tax-free treatment, although Hill-Rom received an opinion of counsel with respect to the legal and tax issues not addressed in the private letter ruling. Notwithstanding the IRS private letter ruling, the IRS could determine that the distribution should have been treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling was false or had been violated.
If the distribution were to fail to qualify for tax-free treatment, Hill-Rom would be subject to tax as if it had sold the common stock of our company in a taxable sale for its fair market value and our initial public shareholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them. Under the tax sharing agreement between Hill-Rom and us, we would generally be required to indemnify Hill-Rom against any tax resulting from the distribution to the extent that such tax resulted from (1) an issuance of our equity securities, a redemption of our equity securities or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us or (3) any of our representations or undertakings being incorrect or violated. For a more detailed discussion, see the section entitled “Tax Sharing Agreement” within Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. Our indemnification obligations to Hill-Rom and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify Hill-Rom or such other persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities.
We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from Hill-Rom, and any such benefits may be offset in part by certain negative consequences of the separation.
We may not be able to achieve the full strategic and financial benefits that we expected to result from our separation from Hill-Rom or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard our corporate structure as clearer and simpler than the prior Hill-Rom corporate structure or place a greater value on our company as a stand-alone company than on our business as a part of Hill-Rom. As a result, the aggregate market price of Hill-Rom common stock and our common stock as separate companies may be less than the market price per share of Hill-Rom’s common stock had the separation and distribution not occurred.
Because we are a smaller company than Hill-Rom prior to the separation and may have credit ratings below Hill-Rom’s prior to the separation, we expect to have less borrowing capacity and greater borrowing costs than Hill-Rom currently had before the separation.
Our ability to engage in desirable strategic transactions and equity issuances is limited by the Tax Sharing Agreement we entered into with Hill-Rom.
To preserve the tax-free treatment to Hill-Rom and its shareholders of the distribution, under a tax sharing agreement that we entered into with Hill-Rom, for the two year period following the distribution, we are prohibited, except in specified circumstances, from:
•	issuing equity securities;
•	engaging in certain business combination or asset sale transactions; or
•	engaging in other actions or transactions that could jeopardize the tax-free status of the distribution.

These restrictions limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. For more information, see the section entitled “Tax Sharing Agreement” within Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Risks Relating to Our Common Stock
Provisions in our articles of incorporation and by-laws and of Indiana law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Our articles of incorporation, by-laws and Indiana law contain provisions that could have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in the best interests of us and our shareholders. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our Board of Directors, they could enable our Board of Directors to hinder or frustrate a transaction that some, or a majority, of our shareholders might believe to be in their best interests. These provisions include, among others:
•	a Board of Directors that is divided into three classes with staggered terms;
•	inability of our shareholders to act by less than unanimous written consent;
•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•	the right of our Board of Directors to issue preferred stock without shareholder approval; and
•	limitations on the right of shareholders to remove directors.
Indiana law also imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock, as well as on certain “control share” acquisitions.
We believe these provisions are important for a public company and protect our shareholders from coercive or otherwise potentially unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our company and our shareholders.
Item 1B. UNRESOLVED SEC STAFF COMMENTS
We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2. PROPERTIES
The principal properties used in our operations are listed below, and, except for our leased facility in Chihuahua, Mexico, are owned by us and not subject to material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use
Batesville, Indiana	Manufacturing plants Office Facilities	Manufacturing of metal caskets Administration

Manchester, Tennessee	Manufacturing plant	Manufacturing of metal caskets

Vicksburg, Mississippi	Kiln drying and lumber cutting plant	Drying and dimensioning of lumber

Batesville, Mississippi	Manufacturing plant	Manufacturing of hardwood caskets

Chihuahua, Mexico	Manufacturing plant	Manufacturing of veneer hardwood caskets

Mexico City, Mexico	Manufacturing plant	Manufacturing of metal caskets
In addition to the foregoing, we lease or own a number of warehouse distribution centers, service centers and sales offices throughout North America, the United Kingdom, Mexico, Australia and South Africa.

Item 3. LEGAL PROCEEDINGS
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
After the FCA Action was filed, several more purported class action lawsuits on behalf of consumers were filed based on essentially the same factual allegations and alleging violations of federal antitrust law and/or related state law claims. All of these actions have either been dismissed or consolidated with the FCA Action.
Batesville, Hill-Rom and the other defendants filed motions to dismiss the FCA Action and a motion to transfer to a more convenient forum. In response, the court in California permitted the plaintiffs to replead the complaint and later granted defendants’ motion to transfer the action to the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”).
On October 12, 2005, the FCA plaintiffs filed an amended complaint containing substantially the same basic allegations as the original FCA complaint. On October 18, 2006, the Court denied the defendants’ motions to dismiss the amended FCA complaint.
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
The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust laws and state unfair and deceptive practices laws. On October 25, 2006, the district court denied the defendants’ motions to dismiss the amended Pioneer Valley complaint.

The Pioneer Valley plaintiffs are seeking certification of a class of all independent casket distributors in the United States who are or were in business at any time from July 8, 2001 to the present, excluding those that: (1) are affiliated in any way with any funeral home; (2) manufacture caskets; or (3) are defendants in the current action, their directors, officers, agents, employees, parents, subsidiaries or affiliates.
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. While the decision was pending on the class certification motions, the Court stayed both cases pending resolution of class certification. On November 24, 2008, the Magistrate Judge who conducted the class certification hearings recommended that the plaintiffs’ motions for class certification in both cases be denied. The plantiffs have the right to file objections to the Magistrate Judge’s recommendation with the District Judge. If the District Judge accepts the Magistrate Judge’s recommendation and denies class certification, plaintiffs may petition the United States Court of Appeals for the Fifth Circuit for leave to appeal. It is anticipated that new deadlines, including a trial date, will not be set until sometime after the District Court has ruled on the motions for class certification.
Plaintiffs in the FCA and Pioneer Valley Actions generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent. Additionally, the Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling on behalf of the purported class of independent casket resellers they seek to represent. Because Batesville continues to adhere to its long-standing policy of selling Batesville® caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.
If a class is certified in any of the antitrust cases filed against Hill-Rom and Batesville and if the plaintiffs in any such case prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. We and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom. See Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a description of the judgment sharing agreement.
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

Other Pending Litigation Matter
On August 17, 2007, a lawsuit styled Vertie Staples v. Batesville Casket Company, Inc. was filed against us in the United States District Court for the Eastern District of Arkansas. As amended, the case is a putative class action on behalf of the plaintiff and all others who purchased a Monoseal® casket manufactured by Batesville from a licensed funeral home located in Arkansas from January 1, 1989 to August 31, 2002. The complaint alleges that the warranties on which the claims are predicated date from 1989 to 2002. The plaintiff claims that Monoseal® caskets were marketed as completely resistant to the entrance of air and water when they allegedly were not completely resistant. The plaintiff asserts causes of action under the Arkansas Deceptive Trade Practices Act and for fraud, constructive fraud and breach of express and implied warranties. On January 9, 2008, the plaintiff filed an amended complaint that added another putative class plaintiff, restated the pending claims, and added a claim for unjust enrichment. The claims of the original plaintiff were subsequently dismissed by the Court and the case is now styled Garry Clayton v. Batesville Casket Company, Inc. In order to establish federal jurisdiction over the claims under the Class Action Fairness Act, the plaintiff alleges that the amount in controversy exceeds $5.0 million.
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
General
We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions and other matters. The ultimate outcome of these lawsuits cannot be predicted with certainty. An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a material adverse effect on our financial condition, results of operations and cash flow.
Legal fees associated with claims and lawsuits are generally expensed as incurred. Upon recognition of an estimated loss resulting from a settlement, an estimate of legal fees to complete the settlement is also included in the amount of the loss recognized.
We are also involved in other possible claims, including product and general liability, workers compensation, auto liability and employment related matters. Claims other than employment and related matters have deductibles and self-insured retentions ranging from $0.5 million to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. Outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees, when such amounts are considered probable of payment.
The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER SALES AND PURCHASES OF EQUITY SECURITIES
Market Information
Hillenbrand, Inc.’s common stock is traded on the New York Stock Exchange under the ticker symbol “HI.” The closing price of our common stock on the New York Stock Exchange on November 28, 2008, was $15.92. The following table reflects the range of high and low selling prices of our common stock by quarterly period since our common stock began trading on the New York Stock Exchange on March 20, 2008.

	Fiscal 2008
	High	Low
Second Quarter *	$23.33	$18.00

Third Quarter	$24.29	$18.01

Fourth Quarter	$24.19	$19.78

*	Represents “when issued” trading on the New York Stock Exchange for the period from March 20, 2008 through March 31, 2008 when our separation from Hill-Rom was completed.
Holders
On November 30, 2008, we had approximately 16,000 shareholders of record.
Dividends
On April 30, 2008, our Board of Directors declared our first dividend payment of $0.1825 per share, which was paid on June 30, 2008. We also declared a dividend of $0.1825 on September 5, 2008, which was paid on September 30, 2008. Effective December 4, 2008, our Board of Directors declared a dividend of $0.185 per share payable on December 31, 2008 to the holders of record as of close of business on December 17, 2008. In accordance with the covenants contained in our Distribution Agreement with Hill-Rom, as amended, we are restricted from paying regular quarterly dividends in excess of $0.185 or from incurring indebtedness to pay an extraordinary cash dividend without prior written approval of Hill-Rom until the occurrence of an Agreed Termination Event (as defined in the Distribution Agreement) with Hill-Rom has occurred. For a more detailed discussion, see the section entitled “Distribution Agreement” within Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. As previously disclosed, we currently expect that comparable quarterly cash dividends will continue to be paid in the future.

Issuer Purchases of Equity Securities

			Total Dollar	Maximum Dollar
			Amount of Shares	Amount of Shares
	Total		Purchased as Part	that May Yet Be
	Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plan or	the Plans or
Period	Purchased	per Share	Program *	Programs
July 1, 2008 – July 31, 2008	—	—	—	—

August 1, 2008 – August 31, 2008	—	—	—	—

September 1, 2008 – September 30, 2008	288,509	$21.62	$6,238,459	$93,761,541

Total	288,509	$21.62	$6,238,459	$93,761,541

*	Includes commissions paid.

*
On July 24, 2008, our Board of Directors approved the repurchase of $100 million of common stock. As of September 30, 2008, we had repurchased approximately 0.3 million shares for $6.2 million and they are now held as treasury stock. The stock repurchase approval has no expiration date, and there was no termination or expiration of the stock repurchase plan since our separation from Hill-Rom through September 30, 2008.

Stock Performance Graph
The following graph compares the return on Hillenbrand common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and the Standard & Poor’s 600 SmallCap Stock Index (“S&P 600 Index”) for the period from March 20, 2008, the date our common stock began trading on the New York Stock Exchange, to September 30, 2008. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and S&P 600 Index was $100 on March 20, 2008 and that all dividends were reinvested.

	Quarterly Period Ended
	June 30, 2008	September 30, 2008
Hillenbrand	119	112
S&P 500 Index	96	88
S&P 600 SmallCap Index *	101	100

*	The S&P 600 SmallCap Index consists of companies with market capitalizations between $300 million and $2 billion. We are included within this index.

Item 6. SELECTED FINANCIAL DATA
Selected historical financial data as of and for the fiscal year ended September 30, 2004 to 2008 is derived from our audited consolidated financial statements for Hillenbrand, Inc. and its subsidiaries and is not necessarily indicative of results to be expected in the future. The historical financial information related to the periods prior to the separation on March 31, 2008, included herein, does not necessarily reflect the financial condition, results of operations, or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future.
The selected financial data should be read together with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part III, Item 8, Financial Statements and Supplemental Data included in this Report on Form 10-K.
The following table presents comparative consolidated financial data of Hillenbrand, Inc. for each of the last five years ended September 30.

(amounts in millions, except per share data)	2008	2007	2006	2005	2004

Net revenues	$678.1	$667.2	$674.6	$659.4	$640.3

Income from operations	$149.6	$155.6	$177.4	$161.3	$178.8

Net income	$93.2	$99.5	$113.2	$102.8	$113.8

Net income per share	$1.49	$1.59	$1.81	$1.64	$1.82

Cash dividends declared per share*	$.365	$—	$—	$—	$—

Total assets	$545.3	$316.6	$329.4	$337.1	$320.5

Long-term obligations	$70.9	$59.9	$59.9	$69.8	$83.4

Cash flow from operating activities	$101.8	$127.3	$124.6	$88.9	$132.0

Capital expenditures	$10.0	$15.6	$18.8	$16.3	$16.3

*
Our first dividend as a stand-alone public company was paid on June 30, 2008. Accordingly, there are no dividends reported for the first two quarters of fiscal year 2008 or the prior fiscal years 2004 through 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In this section of the Form 10-K, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide a discussion of trends in our industry related to customers, competition, and product costs, among others. We also explain our current strategy and the qualitative results we have experienced, as well as recent factors impacting our business. Finally, we attempt to give you a look at our Company “through the eyes of management” so that you can assess the financial condition and results of operations of our Company in a quantitative fashion. The discussion that follows should give you information that will help you understand our business and its performance. We intend for the discussion to be clear and to explain the drivers of our results so that you can assess the quality of our earnings and the predictability of our future results. Discussion and analysis of our financial condition and operating results will include Hillenbrand, Inc. (“Hillenbrand”) and Batesville Casket Company (“Batesville”), currently Hillenbrand’s only operating business.
Background
We are the leader in the North American death care industry through the manufacture, distribution, and sale of funeral service products to licensed funeral directors who operate licensed funeral homes. We sell primarily burial caskets, but also provide cremation caskets, containers, urns, and product merchandising systems that include selection room display fixturing for funeral establishments. Our mission is to provide funeral directors with the highest quality products and services; in a phrase, “helping families honor the lives of those they love®.” In line with our mission, we provide personalization and memorialization products and services, as well as creating and hosting websites for funeral establishments.
After the close of business on March 31, 2008, we became a separate publicly traded company as the result of the distribution of our shares to the stockholders of Hill-Rom, our former parent company. We have retained the Hillenbrand name because of its heritage as a family-built business and the close affiliation with Batesville and its customers.
The consolidated financial statements included elsewhere in this Form 10-K do not include all expenses that would have been incurred had we been a separate, stand-alone entity prior to April 1, 2008, and do not reflect our results of operations, financial position and cash flows had we been a stand-alone company during the periods prior to April 1, 2008. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements, and the notes thereto included elsewhere in this Form 10-K.
Death Care Industry Trends
The death of a family member or loved one causes most people to seek the services of a state licensed funeral director to provide specific services regarding handling and preparing the deceased. Most consumers have only limited familiarity with funeral-related products and usually expect funeral directors to provide information on product and service alternatives. Although caskets and urns can be purchased from a variety of sources, including directly from internet sellers and casket stores, the overwhelming majority of those who arrange a funeral purchase directly from the funeral home as a matter of choice and convenience.
Demographics and Consumer Preferences. For the past several years the total number of deaths in North America (where most of our products are sold) has been relatively flat. During the same period the rate of cremation selection has been slowly but steadily increasing to the point where cremations as a percentage of total deaths now represent approximately one-third in the United States and one-half in Canada. These consolidated factors have yielded a slow but steady decline in the total number of casketed deaths in North America. The current trends are expected to continue for the foreseeable future until the post-WWII spike in births causes an increase in deaths. While the primary driver of market size is population and age, the actual number of deaths (and, therefore, the actual number of caskets sold) is affected by a variety of additional factors, including improving healthcare and the varying timing and severity of seasonal pneumonia and influenza outbreaks. The unpredictability of these factors can cause periodic fluctuations in industry demand patterns and revenue generated in any given fiscal period. While it is difficult to predict precisely the number of deaths on a month-to-month or even a year-to-year basis, we anticipate that the number of deaths in North America will be relatively flat and the cremation rate will continue to gradually increase, resulting in a modest, but steady decline in the demand for burial caskets for the foreseeable future.

Along with the declining number of casketed deaths, the casket industry has experienced a long-term gradual decline in the average price (normally referred to as product mix) of burial caskets sold, a trend that has also affected us. One of the factors which has affected mix is the pricing practice of many funeral homes, which places most of the margin expectation on the sale of products instead of the services provided. We have observed a recent change in the pricing practices of many funeral homes wherein they are recovering margin on their services and reducing the mark-up of products, primarily caskets. Additionally, more consumers are expecting higher levels of personalization, both in products and services. Our response to this changing consumer preference is described below.
Competition. Competition in the casket industry is based on product quality, design features, personalization, price and delivery service. We compete in the sale of burial and cremation containers with several national casket manufacturers/distributors, regional manufacturers/distributors, and more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments. Also, the industry has seen a few foreign manufacturers, mostly from China, who import caskets into the U.S. and Canada. Additionally, some retail stores, and internet sellers sell caskets directly to consumers, although we estimate that total sales among this latter group are a minor portion of annual burial casket volume.
The effect of gradually declining casket demand has also resulted in economic pressures on casket manufacturers and distributors as they seek to maintain volume by increasing market share. The industry has approximately double the necessary domestic production capacity which further increases these pressures. Additionally, the costs of delivery have increased as well with higher fuel prices resulting in increased per unit costs. Established manufacturers and distributors have responded to these competitive pressures by increasing discounts. Over the past decade, funeral homes have sought to minimize their inventory costs by shifting the inventory burden to their suppliers. Today, many funeral homes maintain minimal casket inventory and expect their casket suppliers to provide same day or next day delivery to satisfy their funeral requirements. Our high velocity, “hub and spoke” distribution system enables us to meet these customer expectations with lower inventory investment per dollar of sales. This system enables us to deliver the majority of our volume, including uniquely personalized caskets, within 24 hours of receiving the customer’s order. In both 2007 and 2008, we delivered the “right casket at the right time” in excess of 99.2% of the time. We believe this highly effective distribution system is aligned with the increasing time demands of families and the inventory reduction expectations of our customers. We also believe this represents an important competitive advantage, although some competitors are able to offer comparable delivery capability in certain geographic areas.
Industry Consolidation. The underlying industry trends are leading to consolidations, acquisitions, and partnerships among casket manufacturers and distributors. In the past few years, two of the larger casket manufacturers have merged and several independent distributors have been acquired. In the past three years, we acquired two small regional distributors. We continue to be interested in the possibility of acquiring high-quality distributors and will remain selective in this process.
The demographic and economic pressures that are driving consolidation among casket manufacturers and distributors are also driving consolidation among funeral homes. More recently, we have seen an increased number of regional funeral home operators expanding through selected acquisitions. Earlier in 2007, we established a dedicated sales team to focus on this regional consolidator customer segment and we believe we have been successful thus far. We plan to increase our market share by continuing to invest to meet the needs of this growing customer group.

Costs of Raw Material and Energy. The primary raw materials used in our products include steel, wood, and red metals (i.e., copper and bronze). Although the key materials have fluctuated in price from time-to-time, current economic conditions are such that we expect all casket manufacturers to continue to be affected by the volatility in costs of raw materials over the next few years. Higher fuel costs in the past few years have resulted in fuel surcharges on many raw materials and services, along with an unfavorable impact on manufacturing and distribution costs.
We believe that we are affected by raw material and energy cost increases to a lesser degree than many of our competitors because of the scale and scope of our operations. Additionally, our wide use of continuous improvement methodologies has enabled us to reduce waste in many areas of our business. We intend to continue our focus on operational improvement, using practices based on the Toyota Production System, to better serve our customers, increase efficiencies, and reduce costs.
Strategy and Results
We believe that we have a number of capabilities that yield significant competitive advantage. Among them are:
•
Our leadership position as the largest manufacturer and distributor of caskets and containers in North America provides scale and scope that enables us to capitalize on our efficiencies and compete with a low cost structure.

•
Our highly integrated manufacturing facilities in the United States and Mexico employ “pull production” and “one-piece flow” to feed our high velocity replenishment system with products quickly and efficiently to meet the growing time demands of our customers and their client families. We are able to carry less inventory than our competitors, enable customers to carry little or no products in their funeral homes, and achieve on-time delivery more than 99% of the time.

•
Our effective execution of the Batesville Business System focused on continuous improvement (based on the Toyota Production System) and effective execution enables us to reduce waste in administrative processes as well as manufacturing and distribution.

•
Our strong Batesville® brand is well known for quality, reliability, exceptional service, commands a premium, and is widely recognized among funeral professionals. We offer the broadest range of metal and wood caskets, spanning the value range, which enables us to support our customers as they seek to serve client families of varying preferences and means.

•
Our ability to apply proven merchandising principles and proprietary database tools enables us to help our customers increase their average mix and drive greater profitability for them and for us, all while increasing the satisfaction of their clients.

•
Our talent management process helps us to identify and develop our people through exposure to lean business principles, participation in strategic projects, and planned multifunctional assignments. We have a track record of developing and retaining multi-disciplined leaders.

By building on these core competencies we seek to grow organic revenue by an average compounded growth rate of 2% to 3% over the fiscal 2009-2011 time frame. We plan to invest selectively to maintain and further develop our current leadership position with funeral directors while exploring new opportunities in less penetrated areas. Our strategy is centered on the following core elements:
•
Grow sales to our funeral home customers. We seek to profitably grow revenue by selling Batesville branded products to licensed funeral homes through a combination of growth in volume, improved mix of products sold and strategic acquisitions within the funeral services industry. In order to do this, we are focused on the following primary objectives:

Grow our burial casket revenue. We have responded to the consolidation trend in our industry and the growth of regional funeral home consolidators by creating a sales team that differentially serves those customers whose business spans multiple sales territories. We have been successful in developing new customer relationships with several of these regional customers by demonstrating the value our Batesville branded products and services can bring to their operations and the families they serve.
Batesville’s legacy of innovation and leadership in the funeral industry has provided our customers and the families they serve with quality products to commemorate the lives of those they love. Families continue to value products that are manufactured from quality materials with compelling designs that contain features allowing for personal expressions of a life well lived. To continue enhancing our leadership position, we will make further investments in our marketing capabilities, specifically in research, new product development, and brand promotion.
We believe that our investment in several innovative new products launched this fall will allow us to continue being the industry leader. The new products contain several industry firsts, including many consumer-tested feature and design elements. In our metal product line, we introduced several new carbon steel products, which contain new finish colors, contemporary hardware designs, and consumer driven features like our patented LifeSymbolstm Corner designs and our Charpentetm interior system. Additionally, our new Prominence product is the industry’s first hardwood casket manufactured from premium Sycamore and features an elegant design and a contemporary round profile.
Improve the mix of burial caskets. Using our proprietary funeral product merchandising analytical and predictive tools enables our customers to improve their profitability while increasing the satisfaction of their client families. Product and service merchandising, along with consumer friendly display and information systems, enables a funeral home to present a broad array of products to serve all of their client families and to articulate the value of the product in an environment that makes families more comfortable with the selection process. We intend to continue to invest in these tools and to make them available to more funeral homes.
Grow our Options® by Batesville cremation product sales. Our Options® by Batesville product line consists of cremation caskets, containers, urns and other cremation products. Continued growth in these products is expected as more consumers choose cremation over burial. To further accelerate growth we have dedicated a sales and marketing team to focus on developing new products and services for these consumers.
•
Grow sales of private labeled caskets. Fiscal 2008 is our second full year offering the NorthStar® product line to independent casket distributors, and we continue to be very pleased with our progress. The NorthStar products are private-label burial caskets manufactured in our existing facilities using unique tooling. Because these products do not contain any of the Batesville proprietary features or designs, they are differentiated from the premium Batesville brand. In fiscal 2008, we launched the Tailor-Madetm system, which allows independent distributors to easily order the NorthStar products needed for their specific business. Based on our success in this small business, we have recently expanded our sales coverage to continue our growth with casket distributors.

•
Continue pursuit of strategic acquisitions. We evaluate potential acquisitions when opportunities develop and terms are commercially attractive. Over the next three years, we intend to evaluate business acquisitions both within and outside the death care industry as a way to increase the annual growth rate of our revenues. We intend to pursue prudent acquisitions with other businesses where we believe we can leverage the scale and scope of operations, deploy our core competencies, increase shareholder value, and reduce the Company’s reliance on the number of casketed deaths as its primary source of revenues. We are targeting approximately $100 million to $200 million in acquisitions over the next three years.

Recent Factors Impacting our Business
•
We continue to experience cost increases, surcharges, and increased distribution costs on a variety of raw material purchases, contributing approximately $7.3 million in increased costs for the year ended September 30, 2008, of which $2.6 million occurred in fourth quarter of 2008 when compared to the same time last year. We experienced significantly increased prices for the diesel fuel that we use to move our caskets from the manufacturing facilities to customers’ funeral homes. Fuel prices have increased our distribution costs approximately $4.1 million for the year ended September 30, 2008, when compared to the same period last year. While the prices for steel and fuel have come down recently from their highs in 2008, it is difficult to predict where these prices will be in fiscal 2009. If they do begin to rise again, the impact to our business could be significant. While we did experience a full year impact of cost increases for our fuel purchases, we purchase certain of our commodities, such as steel, under contract. As these contracts are renegotiated, we could experience increases or decreases in our pricing depending upon market prices at the time. We will continue to execute Continuous Improvement initiatives in an attempt to offset the effects of these and other cost pressures.

•
We successfully completed the separation from Hill-Rom. As part of this transaction, we incurred or were allocated $15.6 million of non-recurring separation costs during the year ended September 30, 2008. We expect the remaining separation costs that we will incur in fiscal year 2009 to be less than $0.5 million. In connection with the separation, we were also transferred net assets of approximately $340 million (primarily cash, investments, securities, and a note receivable). These assets are providing us significantly higher investment income in aggregate.

•
For the year ended September 30, 2008, we were allocated $7.4 million of corporate costs from Hill-Rom. We also incurred directly incremental costs of approximately $11.1 million during the year ended September 30, 2008, largely our own corporate costs. These costs relate primarily to establishing functions such as tax, accounting, legal, internal audit, human resources, risk management, shared information technology systems, procurement, and necessary statutory functions, including a board of directors. They also include additional costs associated with retirement-related obligations of certain former Hill-Rom employees we assumed in connection with the separation on March 31, 2008.

•
We are a defendant, along with Hill-Rom and several other companies in the death care industry, in two purported antitrust class action lawsuits in which the plaintiffs have alleged substantial damages, prior to trebling. In addition to the risks associated with an adverse outcome in this litigation, we will likely incur significant legal costs in the defense of this litigation and expect these costs to continue for the foreseeable future. Under the judgment sharing agreement with Hill-Rom, we are responsible for all costs incurred by us and Hill-Rom in defense of this litigation. All fees and costs incurred in defense of the antitrust litigation matters are included in our historical consolidated financial statements. To date, we have incurred approximately $20.2 million in legal and related costs associated with this matter, of which $3.3 million was incurred in the year ended September 30, 2008. As discussed within Note 12 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, there were recent developments in November 2008 regarding these actions.

Results of Operations
The following table presents comparative operating results for the fiscal years discussed in detail below:

	Year Ended		Year Ended		Year Ended
	September 30,	% of	September 30,	% of	September 30,	% of
(amounts in millions)	2008	Revenues	2007	Revenues	2006	Revenues
Net revenues	$678.1	100.0	$667.2	100.0	$674.6	100.0
Cost of goods sold	397.6	58.6	388.6	58.2	391.9	58.1

Gross profit	280.5	41.4	278.6	41.8	282.7	41.9
Operating expenses (excluding separation costs)	115.3	17.0	117.9	17.7	105.3	15.6
Separation costs	15.6	2.3	5.1	0.8	—	—

Operating profit	149.6	22.1	155.6	23.3	177.4	26.3
Interest expense	(2.2)	(0.3)	—	—	—	—
Investment income and other	5.9	0.8	1.4	0.2	1.4	0.2

Income before income taxes	153.3	22.6	157.0	23.5	178.8	26.5
Income tax expense	60.1	8.9	57.5	8.6	65.6	9.7

Net income	$93.2	13.7	$99.5	14.9	$113.2	16.8

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007
Revenue — Our net revenues for the year were up slightly, increasing $10.9 million, or 1.6%, from the same period last year. The Batesville brand continues to drive the favorable effects of price realization, which increased revenue by $22.8 million over the same period last year. Partially offsetting this was the continued unfavorable effect of downward product mix, which reduced revenues from the prior year by $10.4 million. While we believe that our merchandising initiative is helping to slow this trend, our focus on capitalizing on growth opportunities in the lower end of the product spectrum will continue to put downward pressure on product mix. Additionally, burial unit volume decreased 1.6% compared to the same period last year, which was the primary contributor to a reduction in revenue of $5.5 million, although improved volume on non-burial products limited the impact. Market conditions continue to be challenging as a consistent number of deaths in North America coupled with rising cremations reduce the annual number of casketed deaths. While our second quarter demand had been favorable due in part to a more typical flu season, this was more than offset by the lost volume in the third quarter that resulted when the Yorktowne acquisition attempt was discontinued late in the third quarter of fiscal year 2007 and Yorktowne subsequently ceased purchasing our products. This was followed by weaker fourth quarter sales compared to the same period last year due primarily to reduced sales initiatives.
We expect the trends in both product mix and price realization will continue to contribute offsetting effects during fiscal 2009, although we can’t be certain of the magnitude of those effects. We anticipate favorable price realization will continue into fiscal 2009 in connection with our annual pricing adjustments that went into effect in October 2008. Finally, we also experienced the favorable impact of currency fluctuations during the year from a weaker U.S. dollar, mainly compared to the Canadian dollar. This resulted in increased revenue of $4.0 million over the prior year. We can’t predict how currency rates will move either to help or hurt our results in the future.
Cost of Goods Sold — Our cost of goods sold increased $9.0 million, or 2.3%, net of a $2.0 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost increases over the same period in the prior year of $7.3 million related primarily to higher commodity costs. These cost increases were offset by productivity cost improvements and improved material recovery aggregating to $6.3 million. In our distribution operations, we experienced increased fuel costs of $4.1 million. An aggregate increase of $5.9 million in costs was attributable to other categories across our manufacturing and distribution activities.
Operating Expenses — Our core operating expenses decreased $2.6 million, or 2.2%, excluding one time separation costs. By excluding separation costs, we are able to better analyze our operating cost structure without the non-recurring effects of the separation. This was primarily attributable to an aggregate decrease of $8.4 million related to acquisition costs, legal costs, and certain receivables that we expensed when we discontinued our attempt to acquire Yorktowne last fiscal year. We also experienced a decrease in legal fees related to the outstanding antitrust lawsuits. These legal costs decreased by $4.5 million from last year as we continue to await the Court’s ruling on class certification. During fiscal 2008 we recorded a $2.6 million benefit from the collection of a customer receivable that had been previously fully reserved. These favorable effects were offset by increased incentive compensation, sales compensation and benefits, and healthcare and self-insurance costs, all aggregating to $5.0 million. An aggregate increase of $2.0 million was attributable to other components of our operating expense categories.
Over the past three quarters we have been building our own teams and processes to support ourselves as a new, stand-alone public company. In addition, we began to incur incremental costs associated with retirement-related obligations to certain former Hill-Rom employees we assumed in connection with the separation. These activities resulted in $11.1 million of additional operating expenses primarily related to adding staff to support our separate company operations. The effect of these new costs was offset by the effect that, beginning with the third quarter of fiscal 2008, we are no longer being allocated corporate costs by Hill-Rom. As a result, these allocated costs were lower by $5.2 million compared to last year.

Separation Costs — In the last year we incurred or were allocated $15.6 million in separation costs associated with the separation of the Company from Hill-Rom. Included in these non-recurring costs were $3.2 million tied to the acceleration of previously unvested stock grants, $1.1 million in stock option modification charges, and investment banking and advisory fees of $4.4 million. The balance of the costs represented primarily legal and professional fees.
Interest Expense and Investment Income & Other — We began to incur interest expense when we borrowed $250 million on our credit facility (and paid the proceeds to Hill-Rom as part of the separation) at the end of the second quarter. We have been paying the balance down since that time. “Investment income and other” is up over last year as we began to realize returns from investments that were transferred to us on March 31, 2008, in connection with the separation. We earned interest income of $7.5 million primarily on cash, auction rate securities, and the note receivable from Forethought. We also recorded a $0.8 million other-than-temporary impairment loss on an investment in common stock in the last quarter of fiscal 2008.
Income taxes — Our income tax rate for the year was 39.2%, which was 2.6% higher than last year. This was primarily due to separation costs we incurred in the second quarter that are not deductible for income tax purposes and an increase in the valuation allowance on state credit carryforwards.
Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006
Revenue — Our net revenues for fiscal year 2007 were down slightly, decreasing $7.4 million, or 1.1% from the same period prior year. Burial unit volume decreased 1.9% compared to the same period prior year, which was the primary contributor to a reduction in revenue of $20.7 million, along with reduced volume on non-burial products. This volume decrease was largely due to the continuing decline in the number of casketed deaths. We continued to experience the unfavorable impact of downward product mix, which further reduced revenues from the same period in the prior year by $8.0 million. While this mix trend has been consistent for several years, product launches in under penetrated areas focused on lower price points with high eye-appeal and low feature content offerings, contributing to the unfavorable mix. We also continued to experience the favorable effects of price realization, which increased revenue by $19.9 million over the same period in the prior year. Finally, we experienced the favorable impact of currency fluctuations in the year from a weaker U.S. dollar, mainly compared to the Canadian dollar. This resulted in increased revenue of $1.4 million over the same period prior year.
Cost of Goods Sold — Our cost of goods sold decreased $3.3 million, or 0.9%, net of a $6.2 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost reductions over the same period prior year of $2.0 million related to lower material and conversion costs. Various process improvements within the plants have generated productivity improvements that more than offset compensation inflation for the year. Fixed manufacturing costs were lower by $1.4 million driven primarily by savings from the plant consolidation completed in the prior year, offset by higher benefit costs and other fixed costs. Distribution expenses were $1.8 million higher than prior year resulting primarily from increased costs realized in connection with a distributor acquisition during the fiscal 2007, while depreciation and personnel costs also increased. In fiscal 2006, we also recognized $1.9 million in increased gains from asset sales as well as a $0.9 million favorable insurance settlement, all as components of cost of goods sold. An aggregate increase of $1.7 million in costs was attributable to other categories across our manufacturing and distribution activities.
Operating Expenses — Our operating expenses increased $12.6 million, or 12.0%, excluding separation costs. As discussed earlier, this increase was primarily attributable to acquisition costs, legal costs, and certain receivables that we expensed totaling $8.7 million when we discontinued our attempt to acquire Yorktowne in fiscal year 2007. In connection with our fiscal 2007 strategic initiatives, we spent $3.8 million targeted at generating revenue growth and focused primarily on sales force expansion and support of our merchandising initiative. Increased costs associated with healthcare, pension, and stock based awards totaled $2.8 million. These unfavorable effects were offset by reduced incentive compensation of $3.0 million and lower legal costs of $0.3 million related to the outstanding antitrust lawsuits from the same period prior year. Similarly, increased recruiting expenses and additional bad debt expenses also impacted our year over year spending but were countered by savings within our information technology group as a result of insourcing certain functions. An aggregate increase of $0.6 million was attributable to other components of our operating expense categories.

Separation Costs — We were allocated $5.1 million of expenses from Hill-Rom, primarily legal and professional fees, in preparing for the separation of the Company.
Income taxes — Our income tax rate of 36.6% for fiscal year 2007 did not change significantly from the same period prior year.
Liquidity and Capital Resources
We believe the ability to generate cash is critical to the value of the company. In this section, we tell you about our ability to generate and access cash to meet our business needs.
First, we will describe our actual results in generating and utilizing cash by comparing the last three years. We will also talk about any significant trends we are seeing to help you understand how this could impact us going forward.
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
A summary of our cash flows for the last three years is as follows:

	Fiscal Year Ended
	September 30,
(amounts in millions)	2008	2007	2006
Cash flows provided by (used in):
Operating activities	$101.8	$127.3	$124.6
Investing activities	(4.2)	(20.1)	(15.3)
Financing activities*	(94.4)	(103.5)	(107.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.3	0.3

Increase in cash and cash equivalents	$2.8	$4.0	$2.6

*	Also includes net cash and cash equivalents provided to our parent company prior to separation on March 31, 2008.
Operating Activities
Historically, net cash flows from operating activities have represented our primary source of funds for the growth of our business. Prior to our separation from Hill-Rom, cash flows from operating activities were fairly stable, generally following the pattern of our overall net income. This pattern is now less correlated going forward as we incur non-cash related expenses (such as non-cash stock based compensation), non-cash earnings (such as interest income on our note receivable from Forethought), and make our own income tax payments now that we are a separate public company. Interim periods can also be more volatile individually as they are affected to a greater degree by the seasonality of our revenues.
The significant items that help explain the change in our operating cash flows from fiscal year 2007 to fiscal year 2008 in the table above are as follows:
•
We incurred or were allocated an additional $10.5 million of separation costs in fiscal 2008 over fiscal 2007, substantially all of which were paid by the end of the period. This unfavorability affected both our profitability and our cash flow.

•
We paid approximately $8.8 million primarily related to establishing our own corporate infrastructure in fiscal 2008. This was somewhat offset by the $5.2 million reduction of corporate costs we paid Hill-Rom in fiscal 2008 compared to prior year.

•	We made a $4.0 million discretionary payment to fund one of our pension plans in the second half of fiscal 2008.

Operating cash flows for the year ended September 30, 2007 were not significantly different from the same period prior year.
Investing Activities
Historically, net cash flows used in investing activities consisted of purchases of plant, property and equipment we use to run the business or to pay for a business acquisition. Our net investing activities in fiscal 2008 decreased from the prior year comparable period due to lower capital spending of $5.6 million, along with the fact that some of our investments transferred to us at the time of separation returned capital of $5.7 million in the last six months. In addition, $5.2 million of the reduction to our 2008 investing activities resulted from the cash outlay related to a business acquisition in fiscal 2007.
Net cash used in investing activities in fiscal year 2007 increased over the prior fiscal year as result of the reduction in proceeds we received from the disposal of property, primarily related to the sale of our former Nashua, New Hampshire wood manufacturing facility sold in fiscal 2006. Additionally, our spending for business acquisitions increased in fiscal year 2007 by $2.9 million over the prior fiscal year.
Financing Activities
Until the time of our separation into a stand-alone company, our only financing activity was to provide the excess cash we generated to Hill-Rom as part of a centralized treasury management process. As a separate company, we now have our own treasury management system and have a $400 million revolving credit facility in place to finance business operations. In connection with the separation, we borrowed $250.0 million on the credit facility and used these funds to settle and distribute amounts to Hill-Rom. This distribution, along with other advances earlier in the year, resulted in net distributions to Hill-Rom of $290.3 million. Just prior to the separation, Hill-Rom transferred $110.0 million in cash to us. A final payment of $15.4 million was received from Hill-Rom in the third quarter. During our initial six months as a stand-alone company (third and fourth quarters of fiscal 2008), we utilized available cash on hand and operating cash flows to repay $150.0 million of the credit facility borrowings and pay cash dividends of $22.8 million.
On July 24, 2008, our Board of Directors authorized the Company to repurchase up to $100 million of our outstanding common stock. The amount of repurchase activity will depend on a variety of factors including the level of cash generated from operations, the market price of our stock, repayments we elect to make on the credit facility, and the use of cash from operations in support of other business growth opportunities. Since the time of this authorization through September 30, 2008, we have elected to purchase 0.3 million shares of our common stock for $6.2 million.
In fiscal year 2007 and 2006, cash flows from financing were comprised of changes in our parent company investments account, which represents net cash withdrawn by Hill-Rom.
12 Month Outlook
Operating activities
During fiscal 2008, we incurred $11.1 million of incremental costs associated with establishing our stand-alone company infrastructure and expenses associated with obligations we assumed at separation related to former employees of Hill-Rom. This was not a full year cost, and accordingly, will increase in fiscal 2009. The increase in costs associated with stand-alone company infrastructure is somewhat offset by the fact that we are no longer paying for corporate costs previously allocated to us by Hill-Rom, which were $7.4 million for fiscal 2008, none of which were allocated to us in the last six months. We also estimate there is less than $0.5 million of final separation costs to be incurred in fiscal year 2009.
Although we have not incurred interest expense historically, we borrowed $250.0 million under our revolving credit facility in March 2008 and are now paying interest expense related to this borrowing, the amount of which is dependent upon our actual financing needs and interest rates. Although we paid down $150.0 million during fiscal 2008, interest payments will continue to reduce our operating cash flows and net income as compared to prior periods. On March 31, 2008, we received a combination of cash, auction rate securities, and an investment portfolio as part of the separation. While our “investment income and other” had not historically been significant, we are now earning interest income from greater cash on hand, auction rate securities, and the note receivable from Forethought. We are also recording interest income on the note receivable in the form of additional interest receivable, so we won’t realize any cash flow from this investment over the next 12 months. Additionally, the investment income we earn on our private equity limited partnerships comes back to us in cash in an unpredictable manner, depending on when the partnerships make cash distributions.

During the last fiscal year our pension plan assets have seen a drop in fair value of $21.2 million (or 12.4% of the fair value of the assets at September 30, 2007). While we currently expect to provide required funding of approximately $1.4 million in fiscal 2009, market results can change this over time. We may make additional discretionary contributions to take advantage of market conditions and tax deductions, depending on the cash needs of current business activities.
Investing activities
At September 30, 2008, we held $51.1 million in a portfolio of auction rate securities (consisting of highly rated state and municipal bonds), classified as available-for-sale securities recorded at fair value. We have estimated the current fair value of the portfolio using information provided by banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of September 30, 2008, the underlying securities in the portfolio consist of credit worthy borrowers with AAA debt ratings. Recent market conditions and auction failures have adversely impacted the liquidity of these securities. The continuing effect of these conditions has led us to conclude that an orderly conversion of the portfolio into cash will likely take more than 12 months. Accordingly, we are classifying these securities as non-current. If current market conditions do not improve, or worsen, we may not be able to readily convert these securities to cash, and our earnings could suffer as a result. In November 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services that allows us to sell approximately $30.6 million of our existing auction rate securities (carrying value at September 30, 2008) at par value plus accrued interest. We may exercise the Put at anytime during the period of June 30, 2010, through July 2, 2012. We will continue to closely monitor the value of the portfolio and look for opportunities to liquidate at reasonable terms.
We are investing in our acquisition capabilities and strategy. Over the next three years, we intend to utilize business acquisitions in order to increase the annual growth rate of our revenues. As indicated in our business strategy, we are targeting approximately $100 million to $200 million in acquisitions over the next three years, although any acquisition timetable depends on whether actual opportunities are available at commercially attractive prices.
Although we may pursue selective acquisition candidates, the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flows from operations, and borrowings under our revolving credit facility.
We could also be called upon by our private equity limited partnership investments to provide additional investment funds, the maximum amount being $4.6 million in the aggregate.
Financing activities
In December 2008, we announced an increase to our quarterly dividend. We plan on paying a cash dividend that will require about $11.5 million each quarter based on our outstanding common stock at September 30, 2008. We used cash on hand during fiscal 2008 and cash generated from operations to pay down the amount outstanding under our credit facility to $100.0 million as of September 30, 2008. We may pay this balance down further depending on our working capital needs and the availability of additional cash generated from operations. As discussed under investing activities, we may utilize availability under the revolving credit facility to finance acquisitions and other cash needs of the business.
We may also continue repurchasing additional shares of our common stock, depending on market conditions. The approval from our Board of Directors to do this has no expiration.

Summary of 12 month outlook
We believe that cash on hand, cash generated from operations, and cash available under our credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations. However, it is important to understand that if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 12 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, and if the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect thereafter on our results of operations, financial condition, and liquidity, and could exceed our capacity to raise sufficient cash to fund or post a bond to appeal such a judgment.
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
As of September 30, 2008, we: (i) had $6.4 million outstanding, undrawn letters of credit under the Facility, (ii) were in compliance with all covenants set forth in the credit agreement and (iii) had complete access to the remaining $293.6 million of borrowing capacity available under the Facility.
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements.
Contractual Obligations and Contingent Liabilities and Commitments
In this section we will tell you about the things we have committed to pay. This will help give you an understanding of the significance of cash outlays that are fixed (beyond the normal accounts payable we have already incurred and have on our books), unless we took some action to delay or cancel the need to pay.
To provide visibility to matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2008:

	Payments Due by Period
(amounts in millions)		Less
		Than 1	1–3	4–5	After 5
Contractual Obligations	Total	Year	Years	Years	Years

Operating lease obligations	$14.7	$5.5	$6.8	$2.4	$—
Purchase obligations (1)	14.2	14.0	0.1	0.1	—
Deferred compensation arrangements (2)	8.1	0.9	2.4	1.7	3.1
Pension funding (3)	15.9	1.4	3.0	3.2	8.3
Other long-term liabilities (4)	25.5	4.9	6.6	4.4	9.6
Capital call arrangements (5)	4.6	4.6	—	—	—
Revolving credit facility (6)	100.0	—	—	100.0	—

Total contractual cash obligations	$183.0	$31.3	$18.9	$111.8	$21.0

(1)
Purchase obligations represent contractual obligations under various take-or-pay arrangements entered into as part of the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. Also included are obligations related to purchase orders for which we have firm commitments related to order releases under the purchase order. The amounts do not include obligations related to other purchase obligations that are not considered take-or-pay arrangements or subject to firm commitments. Such purchase obligations are primarily reflected in purchase orders at fair value that are part of normal operations, which we do not believe represent firm purchase commitments. We expect to fund these commitments with operating cash flows.

(2)
Deferred compensation arrangements represent amounts due current and former executives and directors in accordance with elective deferrals. Under our deferred compensation program, deferred amounts can appreciate over time based on the individual’s election of either (a) a variable interest rate equal to the prime rate or (b) a phantom stock account whose value moves in accordance with the market value of our common stock and dividends paid by us.

(3)	The minimum pension funding representing payments to comply with non-discretionary requirements based upon plan funding at September 30, 2008. This could change depending on market conditions.

(4)	Other long-term liabilities including the forecasted liquidation of liabilities related to our casket pricing obligation, self-insurance reserves and long-term severance payments

(5)	We could be called upon by our private equity limited partnership investments to provide additional investment funds, the maximum amount being $4.6 million in aggregate.

(6)
Our revolving credit facility expires in March 2013. Although we may make earlier principal payments at our discretion, we have reflected the principal balance due at expiration in the table above, since that is when we are required to repay.

In addition to the contractual obligations disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. We are not subject to any contracts that commit us to material non-cancelable commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs.
In connection with past acquisition activities, we have entered into certain guarantees and indemnifications of performance with respect to the fulfillment of our commitments under the respective purchase agreements. The arrangements generally indemnify the seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. Those representations and warranties which survive closing generally survive for periods up to the maximum period allowed by the applicable statutes of limitations. Guarantees and indemnifications with respect to acquisition activities, if triggered, would not have a materially adverse impact on our financial condition and results of operations.
As discussed in Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, in connection with the separation we entered into a distribution agreement and judgment sharing agreement with Hill-Rom. If we are required to make any payments to Hill-Rom under the provisions of these agreements, those payments could be substantial and could have a material adverse impact on our financial condition and liquidity.
Critical Accounting Policies
In this section we tell you about accounting policies that inherently involve significant judgment on our part.
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the notes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Revenue Recognition
We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenue for our products is generally recognized upon delivery of the products to the customer, but in no case prior to when the risk of loss and other risks and rewards of ownership are transferred.
Net revenues reflect gross revenues less sales discounts, customer rebates, sales incentives, and product returns. In accordance with Emerging Issue Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record reserves for customer rebates, typically based upon projected customer volumes. In addition, in connection with obtaining long-term supply agreements from our customers, we may offer sales incentives in the form of custom showrooms and fixtures. Costs associated with these sales incentives are amortized over the term of the related agreement, typically 3 to 5 years. Our sales terms generally offer customers various rights of return. We record reserves for estimated product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.”
Auction Rate Securities
At September 30, 2008, we held $51.1 million in a portfolio of auction rate securities (consisting of highly rated state and municipal bonds) classified as available-for-sale securities and recorded at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The historical cost basis of this portfolio has been reduced by net unrealized losses (net of tax) on these available-for-sale securities of $1.0 million, which has been included as a component of accumulated other comprehensive loss. We have estimated the current fair value of the portfolio with information provided by banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of September 30, 2008, the underlying securities in the portfolio consisted of credit worthy borrowers with AAA debt ratings. Recent market conditions and auction failures have adversely impacted the liquidity of these securities. If current market conditions do not improve or worsen, we may not be able to readily convert these securities to cash, these assets could be impaired, and our earnings could be adversely affected. When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss.
Investments and Note Receivable from Forethought.
Our noncurrent investment portfolio consists of investments in private equity limited partnerships and common stock. We also have a note receivable from Forethought. These assets were transferred to us in connection with the Distribution.
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

We regularly evaluate all investments for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in an investment’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss and the cost basis of the investment is reduced to its estimated fair value. The evaluation of investments for impairment requires significant judgments to be made, including (i) the identification of potentially impaired investments; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other-than-temporary.
We evaluate the note receivable from Forethought for impairment based upon collectability. If, based upon this evaluation, it is probable that the note will not be paid in accordance with its terms, the note is deemed impaired. Upon the determination of impairment, if any, an impairment reserve is established based upon the then carrying value of the note and the estimated discounted cash flows we expect to receive on an impaired basis. The evaluation of the note for impairment requires significant judgments to be made by management based upon our assessment of events or conditions existing on or prior to the balance sheet date.
Judgment Sharing Agreement (“JSA”)
In March 2008, we entered into a JSA with Hill-Rom related to antitrust litigation matters. We apply SFAS No. 5, “Accounting for Contingencies” in evaluating and accounting for this JSA. The JSA apportions responsibility between us and Hill-Rom for any potential liabilities associated with that litigation. See Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Liabilities for Loss Contingencies Related to Lawsuits
We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions and other matters. The ultimate outcome of these lawsuits cannot be predicted with certainty. An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a material adverse effect on our financial condition, results of operations and cash flow. For a more complete description of loss contingencies related to lawsuits, see Note 12 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.
Legal fees associated with claims and lawsuits are generally expensed as incurred. Upon recognition of an estimated loss resulting from a settlement, an estimate of legal fees to complete the settlement is also included in the amount of the loss recognized.
We are also involved in other possible claims, including product and general liability, workers compensation, auto liability and employment related matters. Claims other than employment and related matters have deductibles and self-insured retentions ranging from $0.5 million to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. Outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees, when such amounts are considered probable of payment.
The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.
Stock Based Compensation
Effective October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” using the modified prospective application method. This Statement requires companies to measure and recognize compensation expense for all stock options and share-based compensation transactions using a fair-value-based method. SFAS No. 123(R) eliminated the use of the intrinsic value method of accounting in APB Opinion No. 25. See Note 11 to our consolidated financial statements included in Part II, Item 8 of the Form 10-K.

Retirement and Postretirement Plans
We sponsor retirement and postretirement benefit plans covering a majority of employees. Expense recognized in relation to such plans is based upon actuarial valuations and inherent in those valuations can be key assumptions including discount rates, expected returns on assets and projected future salary rates. The discount rates used in the valuation of our defined benefit pension and postretirement benefit plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase for pension benefits is also based on our specific historical trends of past wage adjustments in recent years and expectations for the future.
Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension assets was 8.00% for fiscal 2008, 2007 and 2006. A 25 basis point increase in the expected rate of return on pension assets reduces annual pension expense by approximately $0.4 million. The discount rate was increased to 7.5% in 2008. A 50 basis point increase in the discount rate reduces the annual pension expense by approximately $0.2 million. The impact of this increase to our post retirement healthcare plan expense would be less than $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates. See Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006, our fiscal year 2007. As such, we adopted the recognition and disclosure elements at the end of the 2007 fiscal year. See Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, for the impact of adopting SFAS No. 158.
Environmental Matters
We are committed to operating all of our businesses in a manner that protects the environment. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. From time to time we provide for reserves in our financial statements for environmental matters. We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues. Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost to us of the onsite remediation activities in which we are currently involved to exceed $0.5 million dollars. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, which will be our first fiscal year 2009. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delays the effective date of aspects of SFAS No. 157 to fiscal years beginning after November 15, 2008, our fiscal year 2010 and for interim periods within those years. This delay applies to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. As this pronouncement does not require new fair value measurements, the adoption of this new standard, beginning with the periods commencing October 1, 2009, will require only additional disclosure regarding our fair value measurements and did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. The Company did not elect the fair value option under SFAS No. 159 for any of its existing financial instruments at the date of adoption on October 1, 2008. Accordingly, the initial adoption SFAS No. 159, did not have a material impact on our consolidated financial statements. In accordance with SFAS No. 159, we may elect the fair value measurement option on an instrument by instrument basis on new financial instruments in future periods.
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
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first fiscal year after November 15, 2008, our fiscal year 2010. As SFAS No. 161 amends only the disclosure requirements for derivative instruments and hedged items, and the Company currently has limited derivative related activities, the Company does not anticipate that our adoption of this new standard on October 1, 2009 will have a material impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We are subject to variability in foreign currency exchange rates primarily in our Canadian operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time-to-time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. At September 30, 2008, we held $51.1 million in a portfolio of auction rate securities (consisting of highly rated state and municipal bonds), classified as available-for-sale securities and recorded at fair value. The historical cost basis of this portfolio has been reduced net unrealized losses (net of tax) on these available-for-sale securities of $1.0 million, which have been included as a component of accumulated other comprehensive loss. Recent market conditions and auction failures have adversely impacted the immediate liquidity of these securities. If current market conditions do not improve or worsen, we may not be able to readily convert these securities to cash, these assets could be impaired, and our earnings could be adversely affected. Subsequent to September 30, 2008, and through November 2008, the auction rate securities experienced a further decline in fair value due to the deterioration of market conditions. This decline was primarily caused by an increase in the discount rate utilized to value the securities based upon market conditions developing after September 30, 2008. As of November 2008, we have reduced the historic cost basis of this portfolio by additional unrealized losses (net of tax) of approximately $3 million. This adjustment has been included as a component of accumulated other comprehensive loss as of November 30, 2008. In November 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services that allows us to sell approximately $30.6 million of our existing auction rate securities (carrying value at September 30, 2008) at par value plus accrued interest. We may exercise the Put at anytime during the period of June 30, 2010, through July 2, 2012.
We are also subject to volatility in our noncurrent investment portfolio. A portion of the noncurrent investment portfolio includes private equity limited partnerships and common stock with a carrying value of $25.2 million at September 30, 2008. These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact.
We have an outstanding note receivable and related interest receivable from Forethought Financial Group, Inc. (“Forethought”) with an aggregate carrying value of $130.4 million as of September 30, 2008, which was transferred to us in connection with the separation. Should Forethought underperform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted, resulting in a material adverse impact on our financial condition and results of operations.
At September 30, 2008, we had $100.0 million outstanding under our $400 million revolving credit facility. We are subject to interest rate risk associated with our revolving credit facility which bears a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Assuming our borrowings were to remain at $100.0 million for twelve months, a 1% move in the related interest rates would increase or decrease our annual interest expense by approximately $1.0 million.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Hillenbrand, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand, Inc. and its subsidiaries (“the Company”, formerly the funeral service business of Hillenbrand Industries, Inc.) at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective October 1, 2007, and the manner in which it accounts for defined benefit pension and other post-retirement plans effective September 30, 2007.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Indianapolis, Indiana
December 9, 2008

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended September 30,
(amounts in millions, except per share amounts)	2008	2007	2006

Net revenues	$678.1	$667.2	$674.6
Cost of goods sold	397.6	388.6	391.9

Gross profit	280.5	278.6	282.7
Operating expenses (including separation costs of $15.6 and $5.1 in the years ending September 30, 2008 and 2007, respectively. See Note 6)	130.9	123.0	105.3

Operating profit	149.6	155.6	177.4
Interest expense	(2.2)	—	—
Investment income and other	5.9	1.4	1.4

Income before income taxes	153.3	157.0	178.8
Income tax expense	60.1	57.5	65.6

Net income	$93.2	$99.5	$113.2

Income per common share-basic and diluted (Note 10)	$1.49	$1.59	$1.81
Dividends per common share*	$.365	$—	$—

Average common shares outstanding — basic and diluted (Note 10)	62.5	62.5	62.5

*
Our first dividend as a stand-alone public company was paid June 30, 2008. Accordingly, there are no dividends reported for the first two quarters of fiscal year 2008 or the prior fiscal years 2007 and 2006.

See Notes to Consolidated Financial Statements.

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
(amounts in millions)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$14.7	$11.9
Trade receivables, net	88.4	90.9
Inventories	48.6	47.5
Deferred income taxes	22.4	16.0
Other current assets	7.5	3.9

Total current assets	181.6	170.2
Property, net	90.8	88.9
Intangible assets, net	19.7	23.0
Auction rate securities (Note 2)	51.1	—
Note receivable from Forethought Financial Group, Inc. (Note 2)	130.4	—
Investments (Note 2)	25.2	—
Deferred income taxes	19.7	16.2
Other assets	26.8	18.3

Total Assets	$545.3	$316.6

LIABILITIES
Current Liabilities
Revolving credit facility (Note 5)	$100.0	$—
Trade accounts payable	15.8	18.3
Accrued compensation	24.6	20.6
Accrued customer rebates	20.4	20.3
Other current liabilities	20.8	16.6
Due to Hill-Rom Holdings, Inc. (Note 1)	4.4	—

Total current liabilities	186.0	75.8
Deferred compensation, long-term portion	7.0	8.6
Accrued pension and postretirement healthcare, long-term portion	33.5	28.1
Other long-term liabilities, long term portion	30.4	23.2

Total Liabilities	256.9	135.7

Commitments and Contingencies (Note 12)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 199.0 shares authorized; 62.4 shares issued, and 62.1 shares outstanding at September 30, 2008	—	—
Additional paid-in-capital	286.4	—
Retained earnings	23.0	—
Treasury stock, at cost; 0.3 shares at September 30, 2008	(6.2)	—
Accumulated other comprehensive loss (Note 2)	(14.8)	(12.6)
Parent company investment	—	193.5

Total Shareholders’ Equity	288.4	180.9

Total Liabilities and Shareholders’ Equity	$545.3	$316.6

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
(amounts in millions)	2008	2007	2006
Operating Activities:
Net income	$93.2	$99.5	$113.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19.1	18.5	17.7
Provision/(benefit) for deferred income taxes	(3.1)	(7.1)	0.8
Net loss/(gain) on disposal of property and impairment of investment	0.7	(0.2)	(3.8)
Interest income on Forethought Financial Group, Inc. note receivable	(5.8)	—	—
Stock based compensation	1.6	—	—
Trade accounts receivable	2.0	5.9	(3.2)
Inventories	(1.7)	1.8	5.0
Other current assets	(3.6)	3.1	0.3
Trade accounts payable	(2.5)	(0.3)	(1.0)
Accrued expenses and other current liabilities	6.6	(1.5)	(1.5)
Income taxes prepaid or payable	7.7	(0.9)	(3.1)
Amounts due to/from Hill-Rom Holdings, Inc.	(8.4)	—	—
Defined benefit plan funding	(6.3)	(2.0)	(1.5)
Change in deferred compensation	(0.6)	0.7	(5.6)
Other, net	2.9	9.8	7.3

Net cash provided by operating activities	101.8	127.3	124.6

Investing Activities:
Capital expenditures	(10.0)	(15.6)	(18.8)
Proceeds on disposal of property	0.5	1.1	6.2
Payment for acquisitions of businesses, net of cash acquired	(0.4)	(5.6)	(2.7)
Proceeds from sale of auction rate securities	4.3	—	—
Return of investment capital from affiliates	1.4	—	—

Net cash used in investing activities	(4.2)	(20.1)	(15.3)

Financing Activities:
Proceeds from revolving credit facility	265.0	—	—
Repayments on revolving credit facility	(165.0)	—	—
Deferred financing costs	(0.9)	—	—
Payment of dividends on common stock	(22.8)	—	—
Proceeds on issuance of common stock	0.4	—	—
Purchase of common stock	(6.2)	—	—
Cash received from parent in connection with separation	125.4	—	—
Net change in advances to parent	(290.3)	(103.5)	(107.0)

Net cash used in financing activities	(94.4)	(103.5)	(107.0)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.3	0.3

Net cash flows	2.8	4.0	2.6

Cash and cash equivalents:
At beginning of period	11.9	7.9	5.3

At end of period	$14.7	$11.9	$7.9

Cash paid during the period for interest	$1.8	$—	$—
Cash paid during the period for income taxes (including amounts remitted to our former parent)	$63.4	$65.5	$67.9
See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

							Accumulated
			Additional				Other	Parent
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Company
(amounts in millions)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Investment	Total

Balance at September 30, 2005	—	$—	$—	$—	—	$—	$(5.8)	$191.3	$185.5
Change in parent company investment	—	—	—	—	—	—	—	(107.0)	(107.0)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	113.2	113.2
Foreign currency translation adjustment	—	—	—	—	—	—	0.3	—	0.3
Change in minimum pension liability (net of taxes of $0.1 million)	—	—	—	—	—	—	0.5	—	0.5

Total comprehensive income									114.0

Balance as of September 30, 2006	—	—	—	—	—	—	(5.0)	197.5	192.5
Change in parent company investment	—	—	—	—	—	—	—	(103.5)	(103.5)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	99.5	99.5
Foreign currency translation adjustment	—	—	—	—	—	—	1.2	—	1.2
Change in minimum pension liability (net of taxes of $0.2 million)	—	—	—	—	—	—	0.2	—	0.2

Total comprehensive income									100.9

Adoption of SFAS No. 158 (Note 2)	—	—	—	—	—	—	(9.0)	—	(9.0)

Balance at September 30, 2007	—	—	—	—	—	—	(12.6)	193.5	180.9
Adoption of FIN 48 (Note 2)	—	—	—	—	—	—	—	(1.8)	(1.8)
Change in parent company investment	—	—	—	—	—	—	—	(290.3)	(290.3)
Comprehensive Income:
Change in items not recognized as a component of net pension and postretirement healthcare costs (net of taxes of $3.5 million)	—	—	—	—	—	—	(5.7)	—	(5.7)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Change in unrealized gain on derivative instruments (net of taxes of $0.2 million)	—	—	—	—	—	—	0.3	—	0.3
Change in net unrealized gain on available for sale securities (net of taxes of $0.2 million)	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income generated prior to separation	—	—	—	—	—	—	—	47.3	47.3
Net income generated subsequent to separation	—	—	—	45.9	—	—	—	—	45.9

Total comprehensive income									87.5

Issuance of common stock related to stock awards or options	—	—	0.4	—	—	—	—	—	0.4
Stock based compensation	—	—	1.6	—	—	—	—	—	1.6
Contributions of net assets from Hill-Rom	—	—	1.0	—	—	—	3.5	334.6	339.1
Issuance of common stock to shareholders of Hill-Rom	62.4	—	283.3	—	—	—	—	(283.3)	—
Purchases of common stock	—	—	—	—	0.3	(6.2)	—	—	(6.2)
Dividends on common stock	—	—	0.1	(22.9)	—	—	—	—	(22.8)

Balance at September 30, 2008	62.4	$—	$286.4	$23.0	0.3	$(6.2)	$(14.8)	$—	$288.4

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions)
1. Distribution and Description of the Business
Until the close of business on March 31, 2008, Hillenbrand, Inc. (“Hillenbrand”), formerly known as Batesville Holdings, Inc., was a wholly owned subsidiary of Hillenbrand Industries, Inc. After the close of business on March 31, 2008, Hillenbrand Industries, Inc., at the approval of its Board of Directors, completed a tax free pro-rata distribution to its shareholders of 100% of the common shares of Hillenbrand (the “Distribution”). Effective April 1, 2008, Hillenbrand began trading on the New York Stock Exchange (“NYSE”) under the symbol “HI” as an independent public company. Contemporaneously, Hillenbrand Industries, Inc., changed its name to Hill-Rom Holdings, Inc. (“Hill-Rom”). The Distribution is described in detail in our information statement dated March 17, 2008, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2008. Unless the context otherwise requires, the terms “the Company,” “we,” “our” and “us” refers to Hillenbrand. The term “Hill-Rom” or “parent” refers to Hill-Rom Holdings, Inc. as well as its predecessor, Hillenbrand Industries, Inc.
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

•
Various deferred tax assets and liabilities associated with the assets described above (net asset carrying value of $0.4 million), our share of prepaid income taxes (carrying value of $14.6 million), and income taxes payable to Hill-Rom generated by our operations through the date of separation (carrying value of $19.2 million).

•	Cash of $110.0 million and a $15.4 million receivable, which we collected from Hill-Rom in April 2008.
•
Hill-Rom distributed approximately 62.3 million shares of our common stock to holders of Hill-Rom common stock. Approximately 0.1 million additional shares of our common stock were issued in connection with certain Hill-Rom restricted stock units that vested in connection with the Distribution. Additionally, certain stock based awards previously issued in Hill-Rom common stock outlined in Note 11 were converted into awards based in our common stock.

•	The parent company investment account of $283.3 million immediately prior to the separation was reclassified to additional paid-in capital.
•
Subsequent to the Distribution, we finalized the split of our pension plan obligations and certain income tax balances with Hill-Rom. These activities resulted in subsequent adjustments that increased additional paid-in capital by $1.0 million and reduced accumulated other comprehensive loss by an additional $0.2 million as of September 30, 2008.

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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated historical results of operations, financial position and cash flows of the Company, formerly the funeral services business of Hill-Rom. Management believes the assumptions underlying the consolidated financial statements, including the assumptions utilized to allocate general corporate overhead costs from Hill-Rom, are reasonable. However, these consolidated financial statements do not include all of the actual expenses that would have been incurred had the Company been a stand-alone entity during the periods prior to the Distribution on March 31, 2008, and do not reflect the consolidated results of operations, financial position and cash flows as if the Company had been a stand-alone company during those earlier periods. See Note 6 for further information regarding allocated expenses.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Prior to the close of business on March 31, 2008, our financial statements were considered “combined” (rather than consolidated) because of the nature of our legal structure prior to the Distribution. We refer to these earlier periods as “consolidated” for comparative and discussion purposes in this Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, the collectability of our note receivable from Forethought Financial Group, Inc. (“Forethought”), the establishment of reserves related to our customer rebates, allowance for doubtful accounts and early pay discounts, income taxes, accrued litigation, self insurance reserves, and the estimation of fair value associated with our auction rate securities and investments in common stock.
Cash and Cash Management
We maintained our own cash accounts prior to the Distribution, although, until the Distribution, cash was managed centrally by Hill-Rom. Consequently, we have instituted our own cash management program, including the overnight transfer of account balances into money market funds. Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly liquid investments with original maturities of three months or less.
Trade Receivables
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless they become past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable portfolio. We determine the allowance based on historical write-off and individual customer collection experience. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. We generally hold our trade accounts receivable until they are paid.
At September 30, 2008 and 2007, we had reserves against our trade receivables of approximately $16.1 million and $18.0 million respectively.

Inventories
Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 83% and 88% of our inventories at September 30, 2008 and 2007, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories at the end of each period consist of the following:

	September, 30	September 30,
	2008	2007

Raw materials and work in process	$10.5	$10.3
Finished products	38.1	37.2

Total	$48.6	$47.5

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $13.1 million and $11.9 million higher than reported at September 30, 2008 and 2007, respectively.
Property
Property is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Land improvements	6 years
Buildings and building equipment	10-40 years
Machinery and equipment	3-10 years
When property is retired from service or otherwise disposed of, the cost and related amount of accumulated depreciation are eliminated. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2008, 2007 and 2006 was $15.4 million, $14.4 million and $13.8 million, respectively. The major components of property and the related accumulated depreciation at the end of each period were as follows:

	September 30, 2008		September 30, 2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$7.3	$3.3	$7.1	$3.0
Buildings and building equipment	72.1	45.1	70.0	42.5
Machinery and equipment	238.6	178.8	227.2	169.9

Total	$318.0	$227.2	$304.3	$215.4

Intangible Assets
Intangible assets are stated at cost and consist predominantly of software, goodwill and trademarks. With the exception of goodwill, our intangible assets are amortized on a straight-line basis over periods ranging from 5 to 15 years. We review intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount.
We assess the carrying value of goodwill annually, during the third quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying value of a reporting segment may not be recoverable. For the purposes of that assessment, we have determined the Company to have a single reporting unit that is consistent with our reportable segment level.

Costs associated with internal use software are recorded in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Certain expenditures relating to the development of software for internal use are capitalized in accordance with this Statement, including applicable costs associated with the implementation of our Enterprise Resource Planning system. Capitalized software costs are amortized on a straight-line basis over periods ranging from five to ten years once the software is ready for its intended use. Amortization expense approximated $2.8 million, $3.0 million and $3.1 million for fiscal years 2008, 2007 and 2006, respectively, and is included in the total amortization expense amounts provided below.
A summary of intangible assets and the related accumulated amortization as of the end of each period is as follows:

	September 30, 2008		September 30, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill	$5.8	$—	$5.8	$—
Software	27.3	17.6	27.3	15.2
Other	8.1	3.9	8.2	3.1

Total	$41.2	$21.5	$41.3	$18.3

Total amortization expense for fiscal years 2008, 2007 and 2006 was $3.7 million, $3.9 million and $3.9 million, respectively. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter: $3.5 million in 2009, $3.4 million in 2010, $3.4 million in 2011, $2.1 million in 2012, $1.1 million in 2013 and $0.4 million thereafter.
Auction Rate Securities
At September 30, 2008, we held $51.1 million in a portfolio of auction rate securities (consisting of highly rated state and municipal bonds) classified as available-for-sale securities and recorded at fair value in accordance with Statement of Accounting Financial Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The historical cost basis of this portfolio has been reduced by unrealized losses (net of tax) on these available-for-sale securities of $1.0 million, which have been included as a component of accumulated other comprehensive loss. We have estimated the current fair value of the portfolio with information provided by banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of September 30, 2008, the underlying securities in the portfolio consist of credit worthy borrowers with AAA debt ratings. Recent market conditions and auction failures have adversely impacted the liquidity of these securities resulting in the recording of unrealized losses. The continuing effect of these conditions has led us to conclude that an orderly conversion of the portfolio into cash will likely take more than 12 months. Accordingly, we are classifying these securities as non-current. Although we have the ability and the intent to hold these assets until market conditions are more favorable, if current market conditions do not improve or worsen, we may not be able to readily convert these securities to cash. Such circumstances could result in further temporary unrealized losses or impairment, and earnings could be adversely affected. During the six months ended September 30, 2008, we received $4.3 million in proceeds from the sale of these securities resulting in no gain or loss. When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as a capital gain or loss. Because these investments were transferred to us in connection with the Distribution, no income from these investments was earned by us in any period prior to April 1, 2008. We earned interest income of $1.0 million on these securities during the six months ended September 30, 2008.
Subsequent to September 30, 2008, and through November 2008, the auction rate securities experienced a further decline in fair value due to the deterioration of market conditions. This decline was primarily caused by an increase in the discount rate utilized to value the securities based upon market conditions developing after September 30, 2008. As of November 2008, we have reduced the historic cost basis of this portfolio by additional unrealized losses (net of tax) of approximately $3 million. This adjustment has been included as a component of accumulated other comprehensive loss as of November 30, 2008.

In November 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services that allows us to sell approximately $30.6 million of our existing auction rate securities (carrying value at September 30, 2008) at par value plus accrued interest. We may exercise the Put at anytime during the period of June 30, 2010, through July 2, 2012.
Investments and Note Receivable from Forethought Financial Group, Inc.
Our noncurrent investment portfolio consists of investments in private equity limited partnerships and common stock (carrying value of $25.2 million at September 30, 2008). Additionally, we also have a note receivable from Forethought Financial Group, Inc. (“Forethought”) (carrying value of $130.4 million at September 30, 2008). These assets were transferred to us in connection with the Distribution.
We use the equity method of accounting for substantially all of our private equity limited partnership investments, with earnings or losses reported within the line item “investment income and other” in our consolidated statements of income. Our portion of any unrealized gains or losses related to our investments in the private equity limited partnerships and common stock are charged or credited to “accumulated other comprehensive loss” in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains or losses. As of September 30, 2008, $4.0 million of net unrealized gains (net of tax) have been recorded as a component of accumulated other comprehensive loss. During the fourth quarter of fiscal 2008, we recognized an impairment charge of $0.8 million (pre-tax) on an investment in common stock.
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
As of September 30, 2008, the carrying value of the note receivable from Forethought includes the note’s face value of $107.7 million and interest receivable of $26.7 million, all reduced by the remaining unamortized discount of $4.0 million. This note carries an increasing rate of interest over its original ten-year term beginning June 2004, with interest accruing at 6.0% for the first five years and compounding semi-annually. The stated interest rate increases to 8.0% in June 2009, and to 10.0% in June 2011. The stated interest rates when taken together with amortization of the discount results in an effective interest rate of 9.5% over the life of the note. No payments of interest or principal are due under the note until fiscal 2010, at which time annual payments of $10.0 million are required, unless deferred under terms of the note. All outstanding amounts are due at maturity, which is scheduled to be July 2014 unless extended by Forethought for a period of up to two additional years at an interest rate of 12.0%. We earned interest income of $5.8 million on the note during the six months ended September 30, 2008.
We regularly evaluate all investments and the note receivable from Forethought for possible impairment based on current economic conditions, credit loss experience, and other criteria.
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
We evaluate the note receivable from Forethought for impairment based upon collectability. If, based upon this evaluation, it is probable that the note will not be paid in accordance with its terms, it is deemed impaired. Upon the determination of impairment, if any, an impairment reserve is established based upon the then carrying value of the note and the estimated discounted cash flows we expect to receive on an impaired basis. The evaluation of the note for impairment requires significant judgments to be made by management based upon our assessment of events or conditions existing on or prior to the balance sheet date.
Since the investments and note receivable from Forethought were transferred to us in connection with the Distribution, no income from these assets was earned by us in any period prior to April 1, 2008.

Retirement Plans
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006, our fiscal year 2007. As such, we have adopted the recognition and disclosure elements at the end of the 2007 fiscal year. See Note 7 for the impact of adopting SFAS No. 158.
Environmental Liabilities
Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These reserves are determined without consideration of possible loss recoveries from third parties. More specifically, financial management, in consultation with its environmental engineer, estimates the range of liability based on current interpretations of environmental laws and regulations. For each site in which a Company unit is involved, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan and the periods in which we will make payments toward the remediation plan. We do not make an estimate of general or specific inflation for environmental matters since the number of sites is small, the magnitude of costs to execute remediation plans is not significant and the estimated time frames to remediate sites are not believed to be lengthy.
Specific costs included in environmental expense and reserves include site assessment, development of a remediation plan, clean-up costs, post-remediation expenditures, monitoring, fines, penalties, and legal fees. Reserve amounts represent the expected undiscounted future cash outflows associated with such plans and actions, and amounted to $0.5 million for fiscal years ended 2008 and 2007, respectively.
Expenditures that relate to current operations are charged to expense.
Judgment Sharing Agreement (“JSA”)
As discussed in Note 6, in March 2008, we entered into a JSA with Hill-Rom related to antitrust litigation matters discussed in Note 12. We apply SFAS No. 5, “Accounting for Contingencies” in evaluating and accounting for this JSA. The JSA apportions responsibility between us and Hill-Rom for any potential liabilities associated with that litigation.
Self-Insurance
We are generally self-insured up to certain limits for product/general liability, workers’ compensation, auto liability, and professional liability insurance programs, as well as certain employee health benefits including medical, drug, and dental. These policies have deductibles and self-insured retentions ranging from $0.5 million to $1.0 million per occurrence, depending upon the type of coverage and policy period. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as other current liabilities and other long-term liabilities within the consolidated balance sheets.

Parent Company Investment
Parent company investment within the consolidated balance sheets represents Hill-Rom’s historical investment of capital into the Company, the Company’s accumulated net earnings after taxes, and the net effect of transactions with and allocations of corporate expenses from Hill-Rom.
Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2008.
Accumulated Other Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect on foreign currency translation adjustments, unrealized gains or losses on derivative instruments and available for sale securities, along with pension or other defined benefit postretirement plans’ actuarial gains/losses and prior service costs to be included as a component of accumulated other comprehensive loss.
The composition of accumulated other comprehensive loss at the end of each period was as follows:

	September 30,	September 30,
	2008	2007
Cumulative foreign currency translation adjustments	$(2.6)	$(2.6)
Items not recognized as a component of net pension and postretirement benefit costs (net of taxes of $9.9 million and $6.4 million, respectively)	(15.5)	(10.0)
Net unrealized gain on derivative instruments (net of taxes of $0.2 million)	0.3	—
Net unrealized gain on available for sale securities (net of taxes of $1.8 million)	3.0	—

Total	$(14.8)	$(12.6)

Revenue Recognition
We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue for our products is generally recognized upon delivery of the products to the customer, but in no case prior to when the risk of loss and other risks and rewards of ownership are transferred.
Net revenues reflect gross revenues less sales discounts, customer rebates, sales incentives, and product returns. In accordance with Emerging Issue Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record reserves for customer rebates, typically based upon projected customer volumes. In addition, in connection with obtaining long-term supply agreements from our customers, we may offer sales incentives in the form of custom showrooms and fixtures. Costs associated with these sales incentives are amortized over the term of the related agreement, typically 3 to 5 years. Our sales terms generally offer customers various rights of return. We record reserves for estimated product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.”
Cost of Goods Sold
Cost of goods sold consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, overhead costs and costs associated with the distribution and delivery of products to our customers.
Research and Development Costs
Research and development costs are expensed as incurred as a component of operating expenses and were $3.6 million, $3.2 million and $2.7 million for fiscal years 2008, 2007 and 2006, respectively.

Advertising Costs
Advertising costs are expensed as incurred and were $3.0 million, $6.5 million and $4.3 million for fiscal years 2008, 2007 and 2006, respectively.
Stock Based Compensation
Effective October 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective application method. Under this method, as of October 1, 2005, we applied the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time. See Note 11 for more details.
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
On October 1, 2007, we adopted FASB interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, which addresses the accounting and disclosure of uncertain income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.
The adoption of FIN 48, which was reflected as a cumulative effect of a change in accounting principle, resulted in a decrease to beginning parent company equity at October 1, 2007, of $1.8 million. The total amount of unrecognized tax benefits at that date was $7.4 million, which included $3.7 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which if recognized, would not impact our effective tax rate. We account for accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption accrued interest and penalties was $0.2 million.
Derivative Instruments and Hedging Activity
We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements which generally have terms no greater than fifteen months. We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. The aggregate contract amount of our cash flow currency derivative instruments outstanding was $14.8 million and $19.6 million at September 30, 2008 and September 30, 2007, respectively. The fair value of these contracts was $0.5 million and $0.2 million at September 30, 2008 and 2007, respectively.
To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive loss, depending on whether a derivative is designed and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss are subsequently included in earnings in the periods in which earnings are affected by the hedged item. These activities have not had a material effect on our financial position or results of operations for the periods presented herein.

Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, which will be our first fiscal year 2009. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delays the effective date of aspects of SFAS No. 157 to fiscal years beginning after November 15, 2008, our fiscal year 2010 and for interim periods within those years. This delay applies to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. As this pronouncement does not require new fair value measurements, the adoption of this new standard, beginning with the periods commencing October 1, 2009, will require only additional disclosure regarding our fair value measurements and did not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. The Company did not elect the fair value option under SFAS No. 159 for any of its existing financial instruments at the date of adoption on October 1, 2008. Accordingly, the initial adoption SFAS No. 159, did not have a material impact on our consolidated financial statements. In accordance with SFAS No. 159, we may elect the fair value measurement option on an instrument by instrument basis on new financial instruments in future periods.
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
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first fiscal year after November 15, 2008, our fiscal year 2010. As SFAS No. 161 amends only the disclosure requirements for derivative instruments and hedged items, and the Company currently has limited derivative related activities, the Company does not anticipate that our adoption of this new standard on October 1, 2009 will have a material impact on our consolidated financial statements.

3. Acquisitions
The results of acquired businesses are included in the financial statements from each acquisition’s date of close.
In January 2007, we acquired a small regional casket distributor for cash of $5.2 million. This acquisition capitalizes on our capacity to serve the broad needs of funeral service professionals and expands our distribution base in the Midwest and Florida. We completed the valuation of assets and liabilities acquired and an allocation of the purchase price, resulting in the recognition of approximately $1.6 million of intangible assets and $2.6 million of goodwill. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.
In March 2006, we made an acquisition of another small regional casket distributor for cash of $3.1 million. Goodwill of $1.7 million was recorded on the transaction. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial conditions would not have been material.
4. Notes Receivable from Customers
We have a number of notes with customers representing long-term payment plans that were negotiated to settle unpaid balances. These notes generally carry repayment terms up to five years, with interest rates varying from zero percent to 12 percent. The notes that carry below market interest rates are discounted using current market interest rates. The current portion of these notes are included in trade receivables and the long-term portion in other assets in the consolidated balance sheets. Along with our trade receivables, we evaluate the recoverability of notes receivable and record allowances thereon, as deemed appropriate.

Notes receivable at the end of each period consist of the following:

	September 30,	September 30,
	2008	2007

Customer notes, net of discount of $0.1 million in 2008 and $0.2 million in 2007	$9.6	$11.6
Less current portion	(4.5)	(5.6)

Notes receivable — long-term portion	$5.1	$6.0

Maturities in fiscal years:
2009	$4.5
2010	2.4
2011	1.2
2012	0.7
2013	0.4
2014 and beyond	0.4

Total notes receivable	$9.6

5. Financing Agreement
In March 2008, we entered into a $400 million five-year senior revolving credit facility (the “Facility”) with a syndicate of banks (the “Banks”). The term of the Facility expires in March 2013. Borrowings under the Facility bear interest at variable rates, based upon the Banks’ base rate or LIBOR plus a margin amount based upon our public debt rating (all as provided in the credit agreement governing the Facility). During the six months ended September 30, 2008, the applicable weighted average interest rate was 3.0%. The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include compliance with covenants contained in the credit agreement governing the Facility, absence of default under the Facility, and continued accuracy of certain representations and warranties contained in the credit agreement. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of Consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the Facility may be used: (i) to consummate the separation from Hill-Rom; (ii) for working capital and other lawful corporate purposes; and (iii) to finance acquisitions.

As of September 30, 2008, we (i) had $6.4 million outstanding, undrawn letters of credit under the Facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $293.6 million of remaining borrowing capacity available under the Facility.
As of September 30, 2008, we had incurred and capitalized $0.9 million of deferred financing costs associated with the Facility. We also pay an annual facility fee of $0.5 million. These costs are being amortized as a component of interest expense over the term of the Facility on a straight-line basis.
6. Transactions with Hill-Rom
Allocation of Corporate Expenses
Through March 31, 2008, our operating expenses within our consolidated statements of income include allocations from Hill-Rom for certain Hill-Rom retained corporate expenses, including treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, board of directors, information technology, other shared services, and certain severance costs. These allocations were determined on bases that management considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. The allocation methods included revenues, headcount, square footage, actual utilization applied to variable operating costs, and specific identification based upon actual costs incurred when the nature of the item or charge was specific to us. See Note 7 for further discussion of retirement benefit and other postretirement healthcare cost. Hill-Rom allocated corporate costs, included within operating expenses in our consolidated statements of income, were $7.4 million, $12.6 million, and $12.1 million for the years ended September 30, 2008, 2007, and 2006, respectively.
Separation Costs
In addition to the allocated corporate expenses described above, we incurred or were allocated costs related to the separation from Hill-Rom of $15.6 million and $5.1 million for the periods ended September 30, 2008 and September 30, 2007, respectively. These costs consist primarily of investment banking and advisory fees, legal, accounting, recruiting, and consulting fees allocated based upon revenue or specific identification.
On March 14, 2008, the Board of Directors of Hill-Rom approved a modification to Hill-Rom’s stock incentive plan that would automatically ensure that participants neither gained nor lost value purely as a result of the separation. As a result of the modification, we recorded $1.1 million of stock based compensation expense related to our employees as of that date. In addition, the separation caused the acceleration of $3.2 million of stock based compensation expense on previously unvested restricted stock units which are now fully vested. See Note 11 for further information on our stock based compensation programs.
Agreements with Hill-Rom
We entered into a distribution agreement as well as a number of other agreements with Hill-Rom to accomplish the separation of our business from Hill-Rom and the distribution of our common stock to Hill-Rom’s shareholders and to govern the relationship between us and Hill-Rom subsequent to the Distribution. These agreements included:
•	Distribution Agreement
•	Judgment Sharing Agreement
•	Employee Matters Agreement
•	Tax Sharing Agreement

In addition, we and Hill-Rom entered into shared services and transition services agreements to outline certain services to be provided by each company to the other following the separation, as well as leases and subleases for locations that are being shared after the Distribution. We also entered into agreements providing for the joint ownership by us and Hill-Rom of certain assets, including certain aircraft and corporate conference facilities used by both companies. We also entered into a limited, mutual right of first offer or right of first refusal agreement with Hill-Rom with respect to various real estate and improvements thereon owned by us or Hill-Rom in the Batesville, Indiana area.
The Distribution Agreement, Judgment Sharing Agreement, Employee Matters Agreement and Tax Sharing Agreement were each filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2008. The following presents a summary of these agreements between Hill-Rom and us.
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

•
declare and pay regular quarterly cash dividends on our shares of common stock in excess of $0.1825 per share quarterly dividend (increased by amendment of the Distribution Agreement to $0.185 per share per quarter — see below) ;

•
make any acquisition outside our core area of business, defined to mean the manufacture or sale of funeral service products, or any of our existing business lines, or any other basic manufacturing or distribution business where it is reasonable to assume that our core competencies could add enterprise value;

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

As used in the Distribution Agreement, “Agreed Termination Event” means the first to occur of (i) the full and complete satisfaction of a trial court judgment in the last pending antitrust litigation matter described in Note 12, Commitments and Contingencies (including any other matter that is consolidated with any such matter) or the suspension of the execution of such judgment by the posting of a supersedes bond or (ii) the settlement or voluntary dismissal of such last pending matter as to us and Hill-Rom. These restrictive covenants will terminate in the event that either Hill-Rom’s or our funding obligations under the Judgment Sharing Agreement terminate in accordance with the terms of that agreement. The Distribution Agreement imposes similar restrictions on Hill-Rom and its subsidiaries, except that the definition of core business is appropriate for Hill-Rom.
Effective December 4, 2008, we entered into a letter agreement (the “Letter Agreement”) with Hill-Rom that amends the Distribution Agreement. The Letter Agreement permits us to increase our regular cash dividends from $0.73 per fiscal year to $0.74 per share in fiscal 2009 and in subsequent fiscal years.
Judgment Sharing Agreement (“JSA”) — Because we, Hill-Rom and the other co-defendants in the antitrust litigation matters described in Note 12 are jointly and severally liable for any damages that may be assessed at trial with no statutory contribution rights among the defendants, we and Hill-Rom entered into a JSA to allocate any potential liability under these cases and any other case that is consolidated with any such case. We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories.
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
•
the maximum amount of cash and cash proceeds that we have on hand or are able to raise using our best efforts, without any obligation to sell assets other than cash equivalents, and subject to limitations on the amount of equity securities we are required to issue, and the ability to retain cash sufficient to operate our business in the normal course, which we refer to as “maximum funding proceeds,” minus

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
The JSA provides that we are responsible for bearing all fees and costs incurred in the defense of the antitrust litigation matters on behalf of ourselves and Hill-Rom.
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
The Employee Matters Agreement provides that as of the Distribution date, except as specifically provided therein, we assumed, retained, and are liable for all wages, salaries, welfare, incentive compensation, and employee-related obligations and liabilities for our directors and all current and former employees of our business, along with those for certain former Hill-Rom directors and corporate employees and former employees of other non-medical technology businesses. Accordingly, such liabilities have been included in our consolidated financial statements for all periods presented herein. The Distribution Agreement provides that if neither we nor Hill-Rom is entitled to receive a full deduction for any liabilities discharged by us with respect to these Hill-Rom directors and former employees, we would reassign those liabilities back to Hill-Rom and pay Hill-Rom an amount equal to the then carrying value of these liabilities on our books and records, net of taxes. Additionally, Hill-Rom and we agreed that with the assumption of liabilities for these Hill-Rom directors and former employees, we are entitled to the tax benefit from the satisfaction of such liabilities. Accordingly, we originally reflected this tax benefit as an amount due from Hill-Rom in the amount of $9.1 million at March 31, 2008. Subsequent to the Distribution date, we and Hill-Rom have determined that we are entitled to receive a full deduction for the discharge of these liabilities. Accordingly, we have reclassified the amount due from Hill-Rom as a component of deferred income tax assets as of September 30, 2008.
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

Shared Services and Transitional Services Agreements — We entered into shared services agreements and transitional services agreements with Hill-Rom in connection with the separation. The shared services agreements address services that may be provided for an extended period, while the transitional services agreements covers services that are intended to be provided for a limited period while the recipient of the services makes other arrangements for these services. Under the shared services agreements, we and Hill-Rom agree to provide certain services to each other following the separation for an initial term of two years, with automatic two-year extensions if commercially viable alternatives for the services are not available, except as noted below. After the initial two-year term, either party may terminate an agreement by notice to the other party, and the recipient of the services must terminate if commercially viable alternatives for the services are available. For purposes of the foregoing, the determination of whether commercially viable alternatives are available is in the discretion of the recipient of the services. These services include aviation services related to the airfield that Hill-Rom owns and operates and certain aircraft that Hill-Rom and we jointly own and operate following the separation, as well as certain ground transportation and fleet maintenance services. In addition, due to the interrelated nature of certain facilities that are owned by Hill-Rom and us, we entered into agreements requiring Hill-Rom and us to maintain our respective parts of such facilities, including, for example, maintaining fire protection systems for the facilities. In general, the recipient of services is billed for the services at the fair value of the services, except that we will be billed at cost for aviation services provided to us by Hill-Rom, and we and Hill-Rom are independently responsible for our respective obligations to maintain our portions of the interrelated facilities. Hill-Rom continues to provide us aviation services related to the airfield for as long as we continue to own an interest in certain jointly owned or other private aircraft. Ground transportation services can continue as long as Hill-Rom and we continue jointly to own corporate conference facilities used by both companies. Obligations under the agreements relating to the maintenance of interrelated facilities can continue for so long as required for the proper maintenance, operation, and use of such facilities or until such interrelated facilities are segregated. Under the transitional services agreements, Hill-Rom provides certain services to us for a specified period following the separation. The services to be provided may include services regarding certain public company staffing needs, legal services, human resources services, medical services, and certain information technology services. We are generally billed at cost for these services, including information technology services provided through a third party under a contract to which Hill-Rom is a party. The transitional services agreements generally provide that the services will continue for a period of up to two years following the separation, subject to earlier termination by the recipient of the services and to extension if parties agree.
7. Retirement and Postretirement Benefit Plans
We sponsor retirement and postretirement plans covering a majority of employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement healthcare plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates, and projected healthcare cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.

Adoption of SFAS No. 158
As discussed in Note 2, we adopted SFAS No. 158 as of September 30, 2007, which required the recognition of previously unrecognized net actuarial losses and prior service costs. The impact of our adoption of SFAS No. 158 on our retirement and postretirement plans was as follows:

	Pre-SFAS	SFAS No. 158	Post-SFAS
	No. 158	Adjustment	No. 158

Prepaid pension asset	$13.8	$(12.2)	$1.6
Intangible pension asset	1.7	(1.7)	—
Accrued pension and postretirement costs, current portion	(1.8)	—	(1.8)
Accrued pension and postretirement, long-term	(27.2)	(0.9)	(28.1)
Deferred income taxes	4.3	5.8	10.1
Accumulated other comprehensive loss, net of taxes	1.0	9.0	10.0
Retirement Plans
Approximately 66% of our employees participate in one of three retirement programs, including the master defined benefit retirement plan, the defined benefit retirement plan for former bargaining unit employees of our Nashua, New Hampshire plant and the supplemental executive defined benefit retirement plan. We fund the pension trusts in compliance with ERISA funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. All three pension plans have a September 30 measurement date.
Effect on Operations
Our share of the components of net pension costs under defined benefit retirement plans for the years ended September 30, 2008, 2007 and 2006 were as follows:

	Fiscal Year Ended September 30,
	2008	2007	2006
Service cost	$4.0	$4.2	$4.9
Interest cost	11.3	9.6	9.0
Expected return on plan assets	(12.4)	(11.8)	(11.8)
Amortization of unrecognized prior service cost, net	0.7	0.8	1.2
Amortization of net loss	—	—	0.7

Net pension costs	$3.6	$2.8	$4.0

Obligations and Funded Status
The change in the projected benefit obligations, plan assets, and funded status, along with amounts recognized in the consolidated balance sheets for defined benefit retirement plans at September 30 were as follows:

	September 30,
	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$189.2	$185.6
Service cost	4.0	4.2
Interest cost	11.3	9.6
Actuarial (gain)	(23.6)	(4.9)
Benefits paid	(7.1)	(6.9)
Pension costs attributable to Hill-Rom prior to separation	1.0	1.6
Actuarial adjustment related to separation	(2.3)	—

Projected benefit obligation at end of year	172.5	189.2

Change in plan assets:
Fair value of plan assets at beginning of year	170.7	159.6
Actual return on plan assets	(21.2)	16.3
Employer contributions	6.0	1.7
Benefits paid	(7.1)	(6.9)
Actuarial adjustment related to separation	(1.7)	—

Fair value of plan assets at end of year	146.7	170.7

Funded status:
Plan assets less than benefit obligations	$(25.8)	$(18.5)

Amounts recorded in the consolidated balance sheets:
Other assets	$—	$1.6
Accrued pension costs, long-term portion	(24.4)	(18.9)
Accrued pension costs, current portion	(1.4)	(1.2)

Plan assets less than benefit obligations	$(25.8)	$(18.5)

Net actuarial losses of $20.9 million and prior service costs of $6.3 million less an applicable aggregate tax effect of $10.6 million, are included as components of accumulated other comprehensive loss at September 30, 2008. Net actuarial losses of $10.0 million and prior service costs of $7.3 million less an applicable aggregate tax effect of $6.7 million, are included as components of accumulated other comprehensive loss at September 30, 2007. The estimated amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2009 is $0.8 million.
As discussed in Note 6, Hill-Rom corporate expenses, including pension costs related to Hill-Rom’s corporate employees, have been allocated to us for the purposes of presenting these consolidated financial statements. The pension costs attributable to Hill-Rom presented in the table above represent amounts not allocated to us. Such amounts are included within the activity of our benefit obligation above as we retained liability for benefits related to former employees of Hill-Rom.
Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit retirement plans was $159.3 million and $170.6 million at September 30, 2008 and 2007, respectively. Selected information for our plans with accumulated benefit obligations in excess of plan assets at the end of each period was as follows:

	September 30,	September 30,
	2008	2007

Projected benefit obligation	$22.0	$22.2
Accumulated benefit obligation	20.9	20.9
Fair value of plan assets	2.6	2.7
Actuarial Assumptions
The weighted average assumptions used in accounting for our defined benefit retirement plans were as follows:

	Fiscal Year Ended September 30,
	2008	2007	2006
Discount rate for obligation	7.5%	6.5%	6.0%
Discount rate for expense	6.6%	6.0%	5.5%
Expected rate of return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%
The discount rates presented above and used in the valuation of our defined benefit retirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. The overall expected long-term rate of return is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.

Plan Assets
The weighted average asset allocations of our defined benefit retirement plans at September 30 by asset category are as follows:

	2008		2007
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Equity securities	50%-70%	54%	60%
Fixed income securities	30%-50%	40%	39%
Real estate	0%-1%	0%	1%
Other (includes cash)	0%-5%	6%	0%

Total		100%	100%

The investment strategies and policies are set by the plans’ fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts, and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets, and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.
Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10% of the equity portfolio. Hillenbrand common stock represented approximately 2% of trust assets at September 30, 2008, and is subject to a statutory limit when it reaches 10% of total trust assets.
Cash Flows
During 2008, 2007, and 2006 we contributed cash of $6.0 million, $1.7 million and $1.5 million, respectively, to our defined benefit retirement plans. We expect to contribute approximately $1.4 million to our defined benefit retirement plans in fiscal year 2009; however, recent capital and equity market volatility could result in higher contributions.
Estimated Future Benefit Payments

Following are the benefit payments, which reflect expected future service and are expected to be paid from plan assets and Company contributions as necessary:

Projected Pension
Benefits Payout

2009	$14.8
2010	17.5
2011	19.1
2012	20.5
2013	22.1
2014-2018	135.5

Other Pension Matters
Non-bargaining employees hired after June 30, 2003 are no longer eligible for participation in the master defined benefit retirement plan but participate in a new 401(k) retirement program that began January 1, 2004. Effected employees as of June 30, 2003 were given the opportunity to choose to continue participating in the master defined benefit retirement pension plan and the existing 401(k) plan or to participate in the new 401(k) retirement program. Elections were completed as of September 30, 2003, and became effective January 1, 2004. For those employees that elected to continue participation in the master defined benefit pension plan, there were no changes in benefits and all service is recognized as credited service under the plan. For those who elected the new 401(k) retirement program, benefits under the defined benefit pension plan were frozen and will be paid out in accordance with the plan provisions with future service considered only under the new 401(k) retirement program. Our expenses related to our 401(k) retirement program were $4.8 million, $4.3 million and $4.3 million for fiscal years 2008, 2007, and 2006, respectively.
Postretirement Healthcare Plan
In addition to defined benefit retirement plans, we also offer a domestic postretirement healthcare plan that provides healthcare benefits to qualified retirees and their dependents and in which employees are eligible to participate. The plan includes retiree cost sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility. We use a measurement date of September 30 for this plan.
The net postretirement benefit cost recorded during the fiscal years ended September 30, 2008, 2007 and 2006 was $1.3 million, $1.3 million and $0.4 million, respectively.
The change in the accumulated postretirement benefit obligation was as follows:

	September 30,
	2008	2007
Benefit obligation at beginning of year	$9.8	$9.7
Service cost	0.7	0.8
Interest cost	0.5	0.5
Actuarial (gain)	(0.9)	(0.9)
Benefits paid	(0.3)	(0.3)

Benefit obligation at end of year	$9.8	$9.8

Amounts recorded in the consolidated balance sheets:
Accrued postretirement benefits, long-term	$9.1	$9.2
Accrued postretirement benefits, current portion	0.7	0.6

Net amount recognized	$9.8	$9.8

Actuarial Assumptions
The weighted average assumptions used in revaluing our obligation under our postretirement healthcare plan were as follows:

	September 30,
	2008	2007	2006
Discount rate for obligation	7.50%	6.25%	5.75%
Discount rate for expense	6.50%	5.75%	5.75%
Rate of healthcare cost increase next 6 years, 5% thereafter	6.50%	6.50%	6.50%

Actuarial gains of $1.8 million and $0.9 million, less applicable tax effects of $0.7 million and $0.3 million are included as a component of accumulated other comprehensive loss at September 30, 2008 and 2007, respectively. The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2009 is $0.1 million. A one-percentage-point increase/decrease in the assumed healthcare cost trend rates as of September 30, 2008 would cause an increase/decrease in service and interest costs of approximately $0.1 million, along with an increase/decrease in the benefit obligation of $0.5 million.
We fund the postretirement healthcare plan as benefits are paid, and current plan benefits are expected to require net company contributions for retirees of approximately $0.8 million per year for the foreseeable future.
8. Other Long-Term Liabilities
Other long-term liabilities at the end of each period consist of the following:

	September 30,
	2008	2007
Casket pricing obligation	$11.5	$12.5
Self-insurance loss reserves	14.8	12.0
Other	9.9	3.0

	36.2	27.5
Less-current portion	(5.8)	(4.3)

Total long-term portion	$30.4	$23.2

In connection with Hill-Rom’s sale of a subsidiary in 2004, we assumed an obligation of approximately $17 million associated with a long-term pricing program for the future sale of caskets made in connection with prearranged funerals. The program was subsequently discontinued for arrangements made after December 31, 2004. The remaining liability under the program is being recognized as a component of revenue as the related casket sales subject to the program are delivered and the related obligation is paid.
9. Income Taxes
The significant components of income before income taxes and the consolidated income tax provision from continuing operations were as follows:

	Fiscal Year Ended September 30,
	2008	2007	2006
Income before income taxes:
Domestic	$152.5	$153.3	$177.2
Foreign	0.8	3.7	1.6

Total	$153.3	$157.0	$178.8

Income tax expense:
Current provision:
Federal	$56.4	$56.0	$57.8
State	6.0	7.0	6.4
Foreign	0.8	1.6	0.6

Total current provision	63.2	64.6	64.8

Deferred provision (benefit):
Federal	(2.7)	(4.7)	1.3
State	(0.4)	(2.1)	(0.4)
Foreign	—	(0.3)	(0.1)

Total deferred provision (benefit)	(3.1)	(7.1)	0.8

Income tax expense	$60.1	$57.5	$65.6

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Fiscal Year Ended September 30,
	2008		2007		2006
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal income tax(a)	$53.7	35.0	$55.0	35.0	$62.6	35.0
State income tax(b)	3.6	2.4	3.5	2.3	4.4	2.4
Foreign income tax(c)	0.3	0.2	(0.3)	(0.2)	(0.1)	—
Domestic production activities deduction	(1.8)	(1.2)	(1.5)	(1.0)	—	—
Non-deductible separation costs	3.1	2.0	—	—	—	—
Adjustment of estimated income tax accruals	—	—	(0.9)	(0.6)	(1.1)	(0.6)
Valuation allowance	0.7	0.5	0.6	0.4	—	—
Other, net	0.5	0.3	1.1	0.7	(0.2)	(0.1)

Income tax expense	$60.1	39.2	$57.5	36.6	$65.6	36.7

(a)	At statutory rate

(b)	Net of Federal benefit

(c)	Federal tax rate differential
The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	September 30,
	2008	2007
Deferred tax assets:
Employee benefit accruals	$26.4	$21.9
Rebates and other discount reserves	6.1	2.8
Accrued workers compensation and other insurance	5.1	1.0
Original issue discount	4.8	—
Casket pricing obligation	4.5	5.0
Self-insurance reserves	4.0	4.3
Allowance for doubtful accounts	2.3	2.4
Inventory	1.4	1.8
Other, net	5.3	6.6

	59.9	45.8
Less valuation allowance	(2.4)	(1.2)

Total deferred tax assets	57.5	44.6

Deferred tax liabilities:
Depreciation	(9.3)	(7.6)
Amortization	(3.3)	(4.0)
Other, net	(2.8)	(0.8)

Total deferred tax liabilities	(15.4)	(12.4)

Deferred tax assets, net	$42.1	$32.2

Amounts recorded in the consolidated balance sheets:
Deferred income taxes, current	$22.4	$16.0
Deferred income taxes, long-term	19.7	16.2

Deferred income tax assets	$42.1	$32.2

At September 30, 2008, we had $1.7 million of deferred tax assets related to state tax credit carryforwards which expire between 2009 and 2012. The gross deferred tax assets of $59.9 million as of September 30, 2008 were reduced by a valuation allowance of $2.4 million relating to the state tax credit carryforwards and deferred tax assets associated with investment impairments. The valuation allowance was recorded as it is more likely than not that these deferred tax assets will not be realized.
For periods prior to the Distribution, Hill-Rom has filed or will file consolidated federal income tax returns, as well as multiple state and local tax returns that included our operating results. Our foreign operations file income tax returns in a number of jurisdictions. As discussed in Note 6, we entered into a tax sharing agreement with Hill-Rom in connection with the Distribution.
In the normal course of business, we (and Hill-Rom for the periods prior to separation) are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns, with open tax years generally ranging from 2004 and forward. As of October 1, 2008, Hill-Rom had completed audits with the Internal Revenue Service (“IRS”) for tax years prior to fiscal 2002. Additionally, the IRS had concluded its audit of fiscal 2002 through 2006. However, the periods 2002 through 2004 are not yet closed as Hill-Rom has filed a protest with the IRS, which is currently being appealed. Hill-Rom is in agreement with the audit findings of the IRS for the periods 2002 through 2006 except for one tax matter which is unrelated to our operations. We and Hill-Rom are currently under examination by the IRS for fiscal years 2007 through 2008.
Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $6.4 as such earnings have been or will be permanently reinvested. The determination of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
There are other ongoing audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. The resolution of these audits could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of unrecognized tax benefits. We do not expect that the outcome of these audits will significantly impact our consolidated financial statements.
The activity within our reserve for unrecognized tax benefits during fiscal 2008 was as follows:

Balance at October 1, 2007	$7.4
Additions for tax positions related to the current year	1.1
Additions for tax positions of prior years	2.8
Reductions for tax positions of prior years	(3.6)
Settlements	(1.7)

Balance September 30, 2008	$6.0

Included in the balance at September 30, 2008, are $3.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
During the year ended September 30, 2008, the Company recognized approximately $0.9 million in additional interest and penalties. The Company had approximately $1.1 million for the payment of interest and penalties accrued at September 30, 2008.

After recording the adjustments mentioned above, the total amount of gross unrecognized tax benefits as of September 30, 2008, was $6.0 million, which includes approximately $2.5 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.
We estimate that the total unrecognized tax benefit could decline by $0.7 million over the next 12 months. The decline would result from the settlement of examinations by taxing authorities and the expiration of applicable statutes of limitation.
10. Income Per Common Share
The calculation of basic and diluted net income per share and shares outstanding for the periods presented prior to April 1, 2008, is based on the number of our shares outstanding at March 31, 2008 (plus unissued fully vested common shares). There is no dilutive impact from common stock equivalents for periods prior to April 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effect of our share based awards issued in connection with the conversion of Hill-Rom awards upon separation and for future Company grants are included in the computation of diluted net income per share in periods subsequent to March 31, 2008. There is no significant difference in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards as of September 30, 2008. At September 30, 2008, potential dilutive securities (in the form of Restricted Stock Units and stock options) representing approximately 1.5 million common shares were excluded from the computation of income per common shares as their effects were anti-dilutive.
11. Stock Based Compensation
In connection with the Distribution, we implemented new stock based compensation plans (including the Stock Incentive Plan, the Board of Directors Deferred Compensation Plan, and the Executive Deferred Compensation Program) and registered 4,785,436 common shares available for issuance under these plans. Hill-Rom share based awards, which included stock options and restricted stock units, held by our employees and certain former employees of Hill-Rom were converted to equivalent share based awards of Hillenbrand, Inc. based on the ratio of the market price of each company’s publicly traded common stock at the time of separation. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of September 30, 2008, options with respect to 1,886,033 shares are outstanding under these plans. In addition, a total of 254,743 restricted stock units are outstanding and a total of 256,665 common shares have been either issued or designated under these plans as of September 30, 2008.
Our primary program is the Hillenbrand, Inc. Stock Incentive Plan, which provides for long-term performance compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, and bonus stock. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the fair market price of our common stock at the date of grant, and option terms are not expected to exceed ten years.
Compensation cost and related income tax benefits charged against income for the following fiscal years (including the modification and acceleration charges recorded in connection with the separation during fiscal 2008 previously discussed in Note 6) were as follows:

	Fiscal Year Ended September 30,
	2008	2007	2006

Stock based compensation cost	$7.5	$2.9	$2.4
Income tax benefit	2.7	1.1	0.9

Stock based compensation cost, net-of-tax	$4.8	$1.8	$1.5

Stock Options
The fair value of option grants under the Hillenbrand, Inc. Stock Incentive Plan are estimated on the date of grant using the binomial option-pricing model which incorporates the possibility of early exercise of options into the valuation as well as our historical exercise and termination experience to determine the option value. The grants are contingent upon continued employment and generally vest over periods ranging from one to three years. The weighted average fair value of options granted was $4.04, $6.59, and $5.48 per share for fiscal years 2008, 2007, and 2006, respectively (using converted values for grants prior to separation.) The following assumptions were used in the determination of fair value in each period:

	Fiscal Year Ended September 30,
	Post-	Pre-
	Distribution	Distribution
	2008	2008	2007	2006
Risk-free interest rate	1.6 – 4.3%	2.9 – 3.9%	4.5 – 4.9%	4.3 – 4.7%
Dividend yield	3.1 – 3.5%	1.8 – 2.1%	1.8 – 2.2%	1.8 – 2.3%
Weighted average dividend yield	3.5%	2.0%	1.9%	2.0%
Volatility factor	13.9 – 29.7%	19.1 – 24.2%	18.1 – 24.6%	20.1 – 25.3%
Weighted average volatility factor	18.6%	21.0%	21.5%	22.7%
Exercise factor	37.1%	31.8%	33.3%	34.6%
The risk free interest rate assumption is based upon observed interest rates appropriate for the term of the employee stock options. The dividend yield assumption on grants awarded after the Distribution is based on the history of Hillenbrand, Inc. dividend payouts. For grants awarded prior to the Distribution, the dividend yield assumption is based on the history of Hill-Rom dividend payouts. The computation of expected volatility for the valuation of stock options granted is based on historical Hill-Rom and Hillenbrand, Inc. stock volatility, depending on the timing of when the award was made. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by Hill-Rom until we develop sufficient history post separation to make estimates based upon our separate activity.
The following tables provide a summary of outstanding stock option awards from September 30, 2007, to September 30, 2008, previously exercisable into Hill-Rom’s common stock, now exercisable into our common stock:

		Weighted
		Average
	Number	Exercise
Options in Hill-Rom Holdings, Inc. common stock	of Shares	Price
Outstanding at September 30, 2007	692,422	$51.81
Granted	165,360	53.86
Exercised	(17,767)	52.11
Cancelled or no longer associated with our operations	(90,300)	46.46
Converted into Hillenbrand awards at March 31, 2008	(749,715)	52.81

Outstanding at September 30, 2008	—	$—

		Weighted
		Average
	Number	Exercise
Options in Hillenbrand, Inc. common stock	of Shares	Price
Outstanding at September 30, 2007	—	$—
Converted from Hill-Rom awards related to our employees at March 31, 2008	1,631,389	24.27
Converted from Hill-Rom awards related to former Hill-Rom employees at March 31, 2008	485,349	22.93
Granted	519,926	21.14
Exercised	(30,726)	16.83
Forfeited	(381,117)	21.27
Cancelled	(338,788)	24.84

Outstanding at September 30, 2008	1,886,033	$23.68

Exercisable at September 30, 2008	1,142,943	$23.35
As of September 30, 2008, there was approximately $1.8 million of unrecognized stock based compensation associated with our unvested stock options expected to be recognized over a weighted average period of 1.1 years. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures. As of September 30, 2008, the average remaining life of the outstanding stock options was 6.0 years with an aggregate intrinsic value of $0.5 million. As of September 30, 2008, the average remaining life of the exercisable stock options was 4.0 years with an aggregate intrinsic value of $0.5 million. The total intrinsic value of options exercised by our employees and directors during the fiscal years 2008, 2007, and 2006 was $0.1 million, $3.5 million, and $0.4 million, respectively.
Restricted Stock Units (RSUs)
The value of RSUs in Hillenbrand, Inc. common stock is the fair value at the date of grant, with nonvested grants ranging between $18.64 and $25.63 per share as of September 30, 2008. The grants are contingent upon continued employment and generally vest over periods ranging from one to five years. The total vest date fair value of shares held by Hillenbrand employees and directors which vested during fiscal years, 2008, 2007, and 2006 was $6.1 million, $1.1 million, and $1.4 million, respectively. The following tables provide a summary of RSU transactions from September 30, 2007, to September 30, 2008, previously in Hill-Rom common stock, now in our common stock:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units in Hill-Rom Holdings, Inc. common stock	Share Units	Fair Value
Nonvested RSUs at September 30, 2007	134,756	$55.01
Granted	40,400	53.91
Vested	(120,225)	54.69
Cancelled or no longer associated with our operations	(14,531)	50.25
Converted into Hillenbrand awards at March 31, 2008	(40,400)	53.91

Nonvested RSUs at September 30, 2008	—	$—

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units in Hillenbrand, Inc. common stock	Share Units	Fair Value
Nonvested RSUs at September 30, 2007	—	$—
Converted from Hill-Rom awards at March 31, 2008	87,911	24.74
Granted	56,731	19.88
Vested	(4,867)	19.21
Cancelled	(2,067)	24.84

Nonvested RSUs at September 30, 2008	137,708	$22.96

As of September 30, 2008, there was approximately $2.4 million of unrecognized stock based compensation associated with our unvested RSUs expected to be recognized over a weighted average period of 2.7 years. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures. As of September 30, 2008, the outstanding RSUs had an aggregate intrinsic value of $2.8 million. Dividends payable in stock accrue on the grants and are subject to the same specified terms as the original grants. As of September 30, 2008, a total of 3,270 stock units had accumulated on nonvested RSUs due to dividend reinvestments and are excluded from the tables above.
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
Vested Deferred Stock
Hill-Rom has historically had various other stock based compensation programs, which like the current RSU program, allowed deferrals after vesting to be set-up as deferred stock. Upon separation, vested deferred shares in our common stock were issued to the holders of vested deferred shares in Hill-Rom common stock in connection with the Distribution. As of September 30, 2008, there were 97,010 of our shares that had been deferred, fully vested and payable in our common stock under the RSU and other stock based compensation programs (not included in the table above).
12. Commitments and Contingencies
Lease Commitments
Rental expense charged to income for fiscal years 2008, 2007 and 2006 was $7.4 million, $7.2 million and $6.5 million, respectively. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $14.7 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

Operating
Fiscal Year	Rents
2009	$5.5
2010	$4.0
2011	$2.8
2012	$1.8
2013	$0.6
2014 and beyond	$—

Legal Proceedings
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
After the FCA Action was filed, several more purported class action lawsuits on behalf of consumers were filed based on essentially the same factual allegations and alleging violations of federal antitrust law and/or related state law claims. All of these actions have either been dismissed or consolidated with the FCA Action.
Batesville, Hill-Rom and the other defendants filed motions to dismiss the FCA Action and a motion to transfer to a more convenient forum. In response, the court in California permitted the plaintiffs to replead the complaint and later granted defendants’ motion to transfer the action to the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”).
On October 12, 2005, the FCA plaintiffs filed an amended complaint containing substantially the same basic allegations as the original FCA complaint. On October 18, 2006, the Court denied the defendants’ motions to dismiss the amended FCA complaint.
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
The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust laws and state unfair and deceptive practices laws. On October 25, 2006, the district court denied the defendants’ motions to dismiss the amended Pioneer Valley complaint.

The Pioneer Valley plaintiffs are seeking certification of a class of all independent casket distributors in the United States who are or were in business at any time from July 8, 2001 to the present, excluding those that: (1) are affiliated in any way with any funeral home; (2) manufacture caskets; or (3) are defendants in the current action, their directors, officers, agents, employees, parents, subsidiaries or affiliates.
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. While the decision was pending on the class certification motions, the Court stayed both cases pending resolution of class certification. On November 24, 2008, the Magistrate Judge who conducted the class certification hearings recommended that the plaintiffs’ motions for class certification in both cases be denied. The plantiffs have the right to file objections to the Magistrate Judge’s recommendation with the District Judge. If the District Judge accepts the Magistrate Judge’s recommendation and denies class certification, plaintiffs may petition the United States Court of Appeals for the Fifth Circuit for leave to appeal. It is anticipated that new deadlines, including a trial date, will not be set until sometime after the District Court has ruled on the motions for class certification.
Plaintiffs in the FCA and Pioneer Valley Actions generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent. Additionally, the Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling on behalf of the purported class of independent casket resellers they seek to represent. Because Batesville continues to adhere to its long-standing policy of selling Batesville® caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.
If a class is certified in any of the antitrust cases filed against Hill-Rom and Batesville and if the plaintiffs in any such case prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. We and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom. See Note 6 for a description of the judgment sharing agreement.
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

Other Pending Litigation Matter
On August 17, 2007, a lawsuit styled Vertie Staples v. Batesville Casket Company, Inc. was filed against us in the United States District Court for the Eastern District of Arkansas. As amended, the case is a putative class action on behalf of the plaintiff and all others who purchased a Monoseal® casket manufactured by Batesville from a licensed funeral home located in Arkansas from January 1, 1989 to August 31, 2002. The complaint alleges that the warranties on which the claims are predicated date from 1989 to 2002. The plaintiff claims that Monoseal® caskets were marketed as completely resistant to the entrance of air and water when they allegedly were not completely resistant. The plaintiff asserts causes of action under the Arkansas Deceptive Trade Practices Act and for fraud, constructive fraud and breach of express and implied warranties. On January 9, 2008, the plaintiff filed an amended complaint that added another putative class plaintiff, restated the pending claims, and added a claim for unjust enrichment. The claims of the original plaintiff were subsequently dismissed by the Court and the case is now styled Garry Clayton v. Batesville Casket Company, Inc. In order to establish federal jurisdiction over the claims under the Class Action Fairness Act, the plaintiff alleges that the amount in controversy exceeds $5.0 million.
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
General
We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters. The ultimate outcome of these lawsuits cannot be predicted with certainty. An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a material adverse effect on our financial condition, results of operations, and cash flow.
Legal fees associated with claims and lawsuits are generally expensed as incurred. Upon recognition of an estimated loss resulting from a settlement, an estimate of legal fees to complete the settlement is also included in the amount of the loss recognized.
We are also involved in other possible claims, including product and general liability, workers compensation, auto liability and employment related matters. Claims other than employment and related matters have deductibles and self-insured retentions ranging from $0.5 million to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. Outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees, when such amounts are considered probable of payment.
The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.
13. Investment Income and Other
The components of investment income and other are as follows:

	Fiscal Year Ended September 30,
	2008	2007	2006
Interest income	$8.1	$1.2	$0.8
Impairment of investment	(0.8)	—	—
Foreign currency exchange gains or (losses)	(1.2)	0.2	0.4
Other, net	(0.2)	—	0.2

Investment income and other	$5.9	$1.4	$1.4

14. Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.
The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.
The carrying amounts of the private equity limited partnerships included as a component of investments within our consolidated balance sheet was $21.6 million at September 30, 2008. The fair value of equity method investments is not readily available.
Auction rate securities are carried at estimated fair value. We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date.
We now estimate the fair value of the note receivable from Forethought based upon comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk adjusted for liquidity considerations. Based upon market data available to us, we estimate that the fair value of the note and accrued interest is approximately $105 million based upon an estimated yield to maturity of approximately 13% as of September 30, 2008. An increase or decrease of 1% in the discount rate utilized to estimate the fair value of the note (including interest receivable) would indicate a change in fair value of approximately $7 million.
The carrying value of our revolving variable interest rate credit facility approximates fair value. The fair value of our debt is estimated based on the quoted market prices for similar issues on or the current rates offered to us for debt on the same remaining maturities.
15. Segment Information and Sources of Revenues
The Company is comprised of a single operating segment. Geographic data for net revenues and long-lived assets (which consist mainly of property and intangibles) were as follows:

	September 30,
	2008	2007	2006
Net revenues to unaffiliated customers:(a)
United States	$642.6	$640.3	$645.9
Foreign	35.5	26.9	28.7

Total revenues	$678.1	$667.2	$674.6

Long-lived assets:(b)
United States	$108.2	$109.6	$108.4
Foreign	2.3	2.3	2.7

Total long-lived assets	$110.5	$111.9	$111.1

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale

(b)	Includes property and intangible assets
Net revenues for fiscal years were derived from the sale of the following:

	September 30,
	2008	2007	2006
Batesville branded burial caskets	$610.0	$601.4	$596.2
All other	68.1	65.8	78.4

Total net revenues	$678.1	$667.2	$674.6

One customer accounted for 14.0%, 14.3% and 10.7% of the Company’s total revenues during the years ended September 30, 2008, 2007 and 2006, respectively. Accounts receivable from that customer at September 30, 2008 and 2007 was $12.9 million and $13.8 million, respectively.

16. Unaudited Quarterly Financial Information

					Fiscal Year
	Quarter Ended				Ended
	12/31/07	3/31/08	6/30/08	9/30/08	9/30/08
Net revenues	$162.9	$191.4	$165.0	$158.8	$678.1
Gross profit	66.9	83.2	66.4	64.0	280.5
Net income	24.0	23.3	26.7	19.2	93.2
Basic and diluted net income per common share	0.39	0.37	0.42	0.31	1.49

					Fiscal Year
	Quarter Ended				Ended
	12/31/06	3/31/07	6/30/07	9/30/07	9/30/07
Net revenues	$162.2	$181.2	$165.6	$158.2	$667.2
Gross profit	68.8	80.0	66.9	62.9	278.6
Net income	26.1	33.3	21.5	18.6	99.5
Basic and diluted net income per common share	0.42	0.53	0.34	0.30	1.59

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

	Additions
	Balance at	Charged to	Charged to	Deductions		Balance
	Beginning	Costs and	Other	Net of		at End
Description	of Period	Expense	Accounts	Recoveries		of Period
(amount in millions)

Reserves deducted from assets to which they apply:
Allowance for possible losses, early pay discounts, and sales returns — accounts receivable:
Period Ended:
September 30, 2008	$18.0	$(0.6)	$—	$(1.3)		$16.1

September 30, 2007	$13.9	$9.0	$—	$(4.9	)(a)	$18.0

September 30, 2006	$11.5	$3.2	$—	$(0.8	)(a)	$13.9

Allowance for inventory valuation, including LIFO reserve:
Period Ended:
September 30, 2008	$13.1	$1.3	$—	$(0.8)		$13.6

September 30, 2007	$11.8	$1.5	$—	$(0.2	)(b)	$13.1

September 30, 2006	$12.0	$—	$—	$(0.2	)(b)	$11.8

(a)	Generally reflects the write-off of specific receivables against recorded reserves.

(b)	Generally reflects the write-off of specific inventory against recorded reserves.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with the independent registered public accounting firm.
Item 9AT. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation considered the various processes carried out in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the Certifying Officers, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Report of Management on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. OTHER INFORMATION
None.
Item 10. DIRECTORS, EXECUTIVE OFFICERS CORPORATE GOVERNANCE
Information related to executive officers is included in this report in Item1 under the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2009 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2009 Proxy Statement, where such information is included under the heading “About the Board of Directors.”

Item 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2009 Proxy Statement, where such information is included under the headings “The Board of Directors and Committees,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the 2009 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2009 Proxy Statement, where such information is included under the headings “The Board of Directors and Committees.”
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2009 Proxy Statement, where such information is included under the heading “Proposal No. 2-Ratification of Appointment of Independent Registered Public Accounting Firm.”
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents have been filed as a part of this report or, where noted, incorporated by reference:
(1) Financial Statements
The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 37.
(2) Financial Statement Schedules
The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 74.
(3) Exhibits (See changes to Exhibit Index below)
“The Exhibit Index, which index follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (b)(10)(iii) of Regulation S-K.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND, Inc.

By:	/s/ Kenneth A. Camp Kenneth A. Camp President and Chief Executive Officer
December 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ray J. Hillenbrand Ray J. Hillenbrand	Chairman of the Board	December 9, 2008

/s/ Kenneth A. Camp Kenneth A. Camp	President, Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2008

/s/ Cynthia L. Lucchese Cynthia L. Lucchese	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 9, 2008

/s/ Theodore S. Haddad, Jr. Theodore S. Haddad, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	December 9, 2008

/s/ W August Hillenbrand W August Hillenbrand	Director	December 9, 2008

/s/ Eduardo R. Menasce Eduardo R. Menasce	Director	December 9, 2008

/s/ James A. Henderson James A. Henderson	Director	December 9, 2008

/s/ William J. Cernugel William J. Cernugel	Director	December 9, 2008

/s/ Mark C. Deluzio Mark C. DeLuzio	Director	December 9, 2008

/s/ Thomas H. Johnson Thomas H. Johnson	Director	December 9, 2008

/s/ Stuart A. Taylor II Stuart A. Taylor, II	Director	December 9, 2008

Exhibit Index

Exhibit 2.1
Distribution Agreement dated as of March 14, 2008 by and between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 2.2
Letter Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. regarding interpretation of Distribution Agreement (Incorporated by reference to Exhibit 2.2 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 3.2
Articles of Correction of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 3.3	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10)

Exhibit 10.1
Judgment Sharing Agreement dated as of March 14, 2008 among Hill-Rom Holdings, Inc., Hillenbrand, Inc. and Batesville Casket Company, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.2
Employee Matters Agreement dated as of March 14, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.3	Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.4	Form of Employment Agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form 10)

Exhibit 10.5	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and Cynthia L. Lucchese (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.6	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and John R. Zerkle (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.7	Employment Agreement dated as of March 31, 2008 between Batesville Services, Inc. and Michael L. DiBease (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.8	Employment Agreement dated as of March 31, 2008 between Batesville Services, Inc. and Douglas I. Kunkel (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.9	Employment Agreement dated as of March 24, 2008 between Hillenbrand, Inc. and P. Douglas Wilson (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 10.10	Employment Agreement dated as of June 15, 2008, between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 10.11	Form of Change in Control Agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10)

Exhibit 10.12
Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including Cynthia L. Lucchese, John R. Zerkle, Michael L. DiBease, Douglas I. Kunkel, P. Douglas Wilson and Joe A. Raver (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form 10)

Exhibit 10.13
Form of Indemnity Agreement between Hillenbrand, Inc. and certain executive officers, including the named executive officers (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10)

Exhibit 10.14	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)

Exhibit 10.15	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form 10)

Exhibit 10.16	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 10.17	Hillenbrand, Inc. Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form 10)

Exhibit 10.18	Hillenbrand, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form 10)

Exhibit 10.19	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)

Exhibit 10.20
Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, and Citibank, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 14.1	Form of Code of Ethical Business Conduct (Incorporated by reference to Exhibit 14.1 to Registration Statement on Form 10)

Exhibit 21.1*	Subsidiaries of Hillenbrand, Inc.

Exhibit 23.1*	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.