Form 10-Q
period 2008-12-31
Hillenbrand, Inc.
filed 2009-02-06
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008

Commission File No. 001-33794
HILLENBRAND, INC.
(Exact name of registrant as specified in its charter)

Indiana	26-1342272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

One Batesville Boulevard	47006
Batesville, IN	(Zip Code)
(Address of principal executive offices)
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
Common Stock, without par value — 61,827,707 shares as of January 31, 2009.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(amounts in millions, except per share data)

	Three Months Ended
	December 31,
	2008	2007

Net revenues	$166.5	$162.9
Cost of goods sold	96.7	96.0

Gross profit	69.8	66.9
Operating expenses (including separation costs; see Note 6)	30.9	28.5

Operating profit	38.9	38.4
Interest expense	(1.1)	—
Investment income and other	3.6	(0.4)

Income before income taxes	41.4	38.0
Income tax expense	14.9	14.0

Net income	$26.5	$24.0

Income per common share-basic and diluted	$0.43	$0.39
Dividends per common share*	$.185	$—

Average common shares outstanding — basic and diluted	62.0	62.5

*	Our first dividend as a stand-alone public company was paid June 30, 2008. Accordingly, there are no dividends reported for the three months ended December 31, 2007.
See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(amounts in millions)

	December 31,	September 30,
	2008	2008
ASSETS
Current Assets
Cash and cash equivalents	$20.3	$14.7
Trade accounts receivable, net	96.5	88.4
Inventories	50.8	48.6
Deferred income taxes	17.3	22.4
Other current assets	8.3	7.5

Total current assets	193.2	181.6
Property, net	89.0	90.8
Intangible assets, net	18.8	19.7
Auction rate securities and related Put right (Note 4)	48.3	51.1
Note receivable from Forethought Financial Group, Inc.	133.4	130.4
Investments	23.9	25.2
Deferred income taxes	21.5	19.7
Other assets	25.0	26.8

Total Assets	$553.1	$545.3

LIABILITIES
Current Liabilities
Revolving credit facility	$100.0	$100.0
Trade accounts payable	10.8	15.8
Accrued compensation	19.7	24.6
Accrued customer rebates	21.5	20.4
Other current liabilities	27.0	20.8
Due to Hill-Rom Holdings, Inc.	4.5	4.4

Total current liabilities	183.5	186.0
Deferred compensation, long-term portion	7.1	7.0
Accrued pension and postretirement healthcare, long-term portion	34.1	33.5
Other long-term liabilities	31.5	30.4

Total Liabilities	256.2	256.9

Commitments and contingencies (Note 14)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 199.0 shares authorized; 62.8 and 62.4 shares issued, 62.2 and 62.1 shares outstanding at December 31, 2008 and September 30, 2008, respectively	—	—
Additional paid-in-capital	288.3	286.4
Retained earnings	38.1	23.0
Treasury stock, at cost; 0.6 and 0.3 shares at December 31, 2008 and September 30, 2008, respectively	(12.5)	(6.2)
Accumulated other comprehensive loss	(17.0)	(14.8)

Total Shareholders’ Equity	296.9	288.4

Total Liabilities and Shareholders’ Equity	$553.1	$545.3

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(amounts in millions)

	Three Months Ended
	December 31,
	2008	2007
Operating Activities:
Net income	$26.5	$24.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4.5	4.5
Provision for deferred income taxes	0.2	2.0
Net (gain) on disposal of property	(0.1)	—
Net loss on auction rate securities and related Put right	0.2	—
Interest income on note receivable from Forethought Financial Group, Inc.	(3.0)	—
Stock based compensation	1.9	—
Trade accounts receivable	(9.0)	(2.5)
Inventories	(2.9)	(1.2)
Other current assets	1.6	(1.5)
Trade accounts payable	(4.9)	(0.7)
Accrued expenses and other current liabilities	(5.2)	(1.1)
Income taxes prepaid or payable	9.7	(1.9)
Amounts due to/from Hill-Rom Holdings, Inc.	0.1	—
Defined benefit plan funding	(0.4)	(0.3)
Change in deferred compensation	0.1	(0.1)
Other, net	4.0	1.5

Net cash provided by operating activities	23.3	22.7

Investing Activities:
Capital expenditures	(2.1)	(2.3)
Proceeds on disposal of property	0.1	0.1
Proceeds from sale or redemption of auction rate securities	1.4	—
Capital contributions to affiliates	(0.5)	—
Return of investment capital from affiliates	1.9	—

Net cash provided by (used in) investing activities	0.8	(2.2)

Financing Activities:
Proceeds from revolving credit facility	10.0	—
Repayments on revolving credit facility	(10.0)	—
Payment of dividends on common stock	(11.4)	—
Purchase of common stock	(6.3)	—
Net change in advances to former parent	—	(20.2)

Net cash used in financing activities	(17.7)	(20.2)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.4)

Net cash flows	5.6	(0.1)

Cash and cash equivalents:
At beginning of period	14.7	11.9

At end of period	$20.3	$11.8

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Notes to Consolidated Financial Statements (Unaudited)
1.	Background and Basis of Presentation

Hillenbrand, Inc. (“we,” “us,” the “Company,” or “Hillenbrand”) is the parent holding company of its wholly-owned subsidiary, Batesville Services, Inc. (“Batesville Casket” or “Batesville”). Through Batesville Casket, we are a leader in the North American death care industry. We manufacture, distribute, and sell funeral service products to licensed funeral directors who operate licensed funeral homes. Our Batesville Casket branded products consist primarily of burial caskets but also include cremation caskets, containers and urns, selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including the creation and hosting of websites for licensed funeral homes.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the U.S. The unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended September 30, 2008. In the opinion of management, these financial statements reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of our operations and our cash flows as of the dates and for the periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities as of the dates presented. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, the collectability of our note receivable from Forethought Financial Group, Inc. (“Forethought”), the establishment of reserves related to our customer rebates, allowance for doubtful accounts and early pay discounts, income taxes, accrued litigation, self insurance reserves, the estimation of progress towards performance criteria under our incentive compensation programs, and the estimation of fair value associated with our auction rate securities (“ARS”) and investments in various equity securities.

You should read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The accounting policies used in preparing these financial statements, unless otherwise noted, are consistent with those described in notes to the financial statements in that Form 10-K.

2.	New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The purpose of FSP No. FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for a market that is not active. It also allows for the use of our internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP No. FAS 157-3 did not change the objective of SFAS No. 157 which is to determine the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP No. FAS 157-3 was effective upon issuance. Our adoption of FSP No. FAS 157-3 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

3.	Supplemental Balance Sheet Information

The following information pertains to significant assets at December 31, 2008, and September 30, 2008, respectively.

	December 31,	September 30,
(amounts in millions)	2008	2008

Allowance for possible losses and discounts on trade accounts receivable	$16.7	$16.1

Inventories:
Raw materials and work in process	$11.3	$10.5
Finished products	39.5	38.1

Total inventories	$50.8	$48.6

Accumulated depreciation on property	$230.0	$227.2

Accumulated amortization of intangible assets	$22.4	$21.5
4.	Auction Rate Securities (“ARS”) and Related Put Right

During the three months ended December 31, 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell to UBS $25.4 million of our existing ARS (fair value at December 31, 2008) at par value ($30.3 million at December 31, 2008) plus accrued interest. We may exercise this Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at anytime prior to expiration at their discretion.

Since the Put has value, we are required to record it on our books as an asset. Therefore, in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, we have elected to report the Put at its estimated fair value and record related changes in fair value as a component of “Investment income and other” within the consolidated statement of income. Also, because we now intend to sell these securities to UBS at par value, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have elected to reclassify the ARS related to the Put from “available-for-sale” to “trading” securities. As trading securities, the changes in fair value corresponding to the UBS related ARS (previously recorded as a component of accumulated other comprehensive loss) are now also recorded as a component of “Investment income and other” within our consolidated statement of income. We made these elections so that the effects of changes in the fair value of the UBS related ARS and the related Put would substantially offset within our statement of income, thereby limiting the volatility we might otherwise experience. At December 31, 2008, $18.2 million of our ARS continue to be classified as available-for-sale.

The following table presents the activity related to our ARS and the Put right during the three months ended December 31, 2008:

	ARS		Put		(Gain)
(amounts in millions)	A	B	RightC	AOCLD	LossE

Balance at September 30, 2008	$51.1	$—	$—	$1.6
Change in fair value	(4.5)	—	—	4.5
Gain on receipt of Put right	—	—	3.7	—	$(3.7)
Transfer to trading securities	(26.8)	26.8	—	(3.8)	3.8
Change in fair value	(0.5)	(1.1)	1.0	0.5	0.1
Purchases	—	—	—	—	—
Sales or redemptions	(1.1)	(0.3)	—	—	—

Balance at December 31, 2008	$18.2	$25.4	$4.7	$2.8

Net loss included within “Investment income and other” during the three months ended December 31, 2008					$0.2

A — Auction rate securities; available-for-sale, at fair value

B — Auction rate securities; trading, at fair value

C — Put right; at fair value

D — AOCL; amount included within accumulated other comprehensive loss (pre-tax)

E — (Gain) loss included within “Investment income and other” (pre-tax)
5.	Financing Agreement

As of December 31, 2008, we (i) had $7.5 million outstanding undrawn letters of credit under our revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $292.5 million of remaining borrowing capacity available under the facility. During the three month period ended December 31, 2008, the applicable weighted average interest rate was 3.3%. The availability of borrowings under the facility is subject to our ability at the time of borrowing to meet certain specified conditions.

6.	Transactions with Hill-Rom Holdings, Inc. (“Hill-Rom”)

Allocation of Corporate Expenses

For the quarterly periods prior to April 1, 2008, the operating expenses within our consolidated statements of income include allocations from Hill-Rom, our former parent company, for certain Hill-Rom retained corporate expenses including treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, board of directors, information technology, other shared services, and certain severance costs. These allocations were determined on bases that management considered to be reasonable reflections of the utilization of services provided to or the benefits received by us. The allocation methods included revenues, headcount, square footage, actual utilization applied to variable operating costs, and specific identification based upon actual costs incurred when the nature of the item or charge was specific to us. Hill-Rom allocated corporate costs included in our consolidated statements of income were $2.5 million for the three month period ended December 31, 2007.

Separation Costs

In addition to the allocated corporate expenses described above, we incurred or were allocated costs related to the separation from Hill-Rom. For the three month periods ended December 31, 2008 and 2007, these costs aggregated to $0.1 million and $1.2 million, respectively. These costs consisted primarily of investment banking and advisory fees, legal, accounting, recruiting, and consulting fees allocated based upon revenue or specific identification.

7.	Retirement and Postemployment Benefits

Defined Benefit Plans

Components of net pension costs were as follows:

	Three Months Ended
	December 31,
(amounts in millions)	2008	2007
Service costs	$0.8	$1.0
Interest costs	3.2	2.3
Expected return on plan assets	(3.3)	(2.6)
Amortization of unrecognized prior service costs, net	0.2	0.1

Net pension costs	$0.9	$0.8

The net postretirement healthcare costs recorded during the three months ended December 31, 2008, and 2007 was $0.3 million for both periods.

Defined Contribution Plans

For the three months ended December 31, 2008 and 2007, we recorded expenses related to our defined contribution plans in the amounts of $1.2 million and $1.1 million, respectively.

8.	Income Taxes

The effective tax rates for the three month periods ended December 31, 2008 and 2007 were 35.9% and 36.8%, respectively. The effective tax rate for the three month period ended December 31, 2007, was higher due primarily to the non-deductible separation costs we incurred during that three month period.

The activity within our reserve for unrecognized tax benefits was as follows:

Three Months Ended
December 31,
(amounts in millions)	2008
Balance at September 30, 2008	$6.0
Additions for tax positions related to the current year	0.2
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$6.2

Other amount accrued at December 31, 2008 for interest and penalties	$1.2

9.	Income per Common Share

The calculation of basic and diluted net income per common share and shares outstanding for the periods presented prior to April 1, 2008, is based on the number of shares outstanding at March 31, 2008 (plus unissued fully vested common shares). There is no dilutive impact from common stock equivalents for periods prior to April 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effects of our time based restricted stock units and stock option awards are included in the computation of diluted net income per share in periods subsequent to March 31, 2008. At December 31, 2008, potential dilutive effects of these securities representing approximately 1.8 million common shares were excluded from the computation of income per common share as their effects were anti-dilutive. The dilutive effect of our performance based stock awards more fully described in Note 11 are included in the computation of diluted net income per share when the related performance criteria are met. At December 31, 2008, potential dilutive effects of these securities representing approximately 0.6 million common shares were excluded from the computation of income per common share as the related performance criteria had not been met, although they may be met in future periods. There is no significant difference in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards for the three month periods ended December 31, 2008 and 2007.

10.	Shareholders’ Equity

During the three months ended December 31, 2008, we paid cash dividends of $11.4 million, purchased 0.3 million shares of our common stock for $6.3 million, and issued 0.4 million shares of our common stock pursuant to our stock incentive plan. In January 2009, we purchased 0.4 million additional shares of our common stock for approximately $6.3 million.

11.	Stock Based Compensation

We have stock based compensation plans (including the Stock Incentive Plan, the Board of Directors Deferred Compensation Plan, and the Executive Deferred Compensation Program) under which 4,785,436 common shares are registered and available for issuance. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of December 31, 2008, options with respect to 2,392,255 shares were outstanding under these plans. In addition, a total of 844,916 RSUs and PBUs (both defined below) were outstanding and a total of 257,843 common shares have been either issued or utilized under these plans as of December 31, 2008.

Compensation costs and related income tax benefit charged against income during the periods ended December 31, 2008 and 2007 were as follows:

	Three Months Ended
	December 31,
	2008	2007

Stock based compensation costs	$1.9	$0.7
Income tax benefit	0.7	0.3

Stock based compensation costs, net-of-tax	$1.2	$0.4

Stock Options

The following tables provide a summary of outstanding stock option awards from September 30, 2008, to December 31, 2008:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding at September 30, 2008	1,886,033	$23.68
Granted	520,912	14.89
Exercised	—	—
Forfeited	—	—
Cancelled	(14,690)	24.28

Outstanding at December 31, 2008	2,392,255	$21.77

Exercisable at December 31, 2008	1,381,105	$23.59

As of December 31, 2008, there was approximately $3.4 million of unrecognized stock based compensation associated with our unvested stock options expected to be recognized over a weighted average period of 2.0 years. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of December 31, 2008, the average remaining life of the outstanding stock options was 6.6 years with an aggregate intrinsic value of $0.9 million. As of December 31, 2008, the average remaining life of the exercisable stock options was 4.6 years with an aggregate intrinsic value of less than $0.1 million.

Restricted Stock Units (RSUs) and Performance Based Restricted Stock Units (PBUs)

During the first quarter of fiscal year 2009, we began granting performance based restricted stock and units (collectively “PBUs”) instead of RSUs which were historically contingent upon continued employment and generally vest over a period of five years. These PBUs are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk compensation, (iv) delineate clear accountabilities and (v) ensure competitive compensation. The vesting of PBUs is contingent upon the achievement of shareholder value creation measured using a discounted cash flow model during a cumulative three-year time period and a corresponding three-year service requirement. The value of an award is based upon the fair value of our common stock at the date of grant. Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the PBU table below. We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to the new projection. As a result, depending on the degree to which we achieve the performance criteria, our expenses related to the PBUs may become more volatile as we approach the final performance measurement date at the end of the three year period.

Dividends payable in stock accrue on both RSUs and PBUs and are subject to the same specified terms as the original grants. As of December 31, 2008, a total of 4,226 stock units had accumulated on unvested RSUs and PBUs due to dividend reinvestments and are excluded from the tables below.

The value of RSUs and PBUs in our common stock is the fair value at the date of grant. A summary of the unvested RSU and PBU activity from September 30, 2008 through December 31, 2008 presented below represents the maximum number of shares that could be earned or vested:

		Weighted
	Maximum	Average
	Number of	Grant Date
	Share Units	Fair Value
Unvested RSUs at September 30, 2008	137,708	$22.96
Granted	934	19.78
Vested	(13,932)	24.84
Forfeited	—	—

Unvested RSUs at December 31, 2008	124,710	$22.70

Unvested PBUs at September 30, 2008	16,755	$27.97
Granted	586,038	14.89
Vested	—	—
Forfeited	—	—

Unvested PBUs at December 31, 2008	602,793	$15.25

As of December 31, 2008, approximately $1.9 million and $5.0 million of unrecognized stock based compensation was associated with our unvested RSUs and PBUs (based upon projected performance to date), respectively. These costs are expected to be recognized over a weighted average period of 3.3 years and 2.6 years, respectively. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of December 31, 2008, the outstanding RSUs and PBUs had an aggregate intrinsic value of $4.0 million and $10.0 million, respectively.

Vested Deferred Stock

Past stock based compensation programs, like the current RSU and PBU programs, allowed deferrals after vesting to be set-up as deferred stock. As of December 31, 2008, 113,156 of our shares had been deferred, fully vested and payable in our common stock under our stock based compensation programs (not included in the tables above).

12.	Comprehensive Income and Accumulated Other Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires the net-of-tax effect of unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments, changes in items not recognized as a component of net pension and postretirement healthcare costs, and unrealized gains or losses on derivative instruments to be included in comprehensive income.

The components of comprehensive income, each net of tax, are as follows:

	Three Months Ended
	December 31,
(amounts in millions)	2008	2007
Net income	$26.5	$24.0
Foreign currency translation adjustment	(2.4)	0.7
Changes in net unrealized gains on derivative instruments (net of taxes of $0.4 million)	0.8	—
Changes in net unrealized gains on available-for-sale securities (net of taxes of $0.3 million)	(0.7)	—
Change in items not recognized as a component of net pension and postretirement healthcare cost (net of taxes of $0.1 million and $0.2 million, respectively)	0.1	0.2

Comprehensive income	$24.3	$24.9

The components of accumulated other comprehensive loss, each net of tax, were as follows:

	December 31,	September 30,
(amounts in millions)	2008	2008
Cumulative foreign currency translation adjustment	$(5.0)	$(2.6)
Net unrealized gains on derivative instruments (net of taxes of $0.6 million and $0.2 million, respectively)	1.1	0.3
Net unrealized gains on available-for-sale securities (net of taxes of $1.5 million and $1.8 million, respectively)	2.3	3.0
Items not recognized as a component of net pension and postretirement healthcare costs (net of taxes of $9.8 million and $9.9 million, respectively)	(15.4)	(15.5)

Accumulated other comprehensive loss	$(17.0)	$(14.8)

13.	Investment Income and Other

The components of investment income and other were as follows:

	Three Months Ended
	December 31,
(amounts in millions)	2008	2007
Interest income on cash and cash equivalents	$0.1	$0.1
Interest income on note receivable from Forethought	3.0	—
Interest income on ARS	0.5	—
Net loss on ARS and related Put right (see Note 4)	(0.2)	—
Foreign currency exchange loss	(0.1)	(0.8)
Other, net	0.3	0.3

Investment income and other	$3.6	$(0.4)

14.	Commitments and Contingencies

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

Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. While the decision was pending on the class certification motions, the Court stayed both cases pending resolution of class certification. On November 24, 2008, the Magistrate Judge who conducted the class certification hearings recommended that the plaintiffs’ motions for class certification in both cases be denied. The plaintiffs have filed objections to the Magistrate Judge’s recommendation with the District Judge. If the District Judge accepts the Magistrate Judge’s recommendation and denies class certification, plaintiffs may petition the United States Court of Appeals for the Fifth Circuit for leave to appeal. It is anticipated that new deadlines, including a trial date, will not be set until sometime after the Court has ruled on the motions for class certification.

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

Other Pending Litigation Matter

On August 17, 2007, a lawsuit styled Vertie Staples v. Batesville Casket Company, Inc. was filed against us in the United States District Court for the Eastern District of Arkansas. As amended, the case is a putative class action on behalf of the plaintiff and all others who purchased a Monoseal®, Monogard® or gasketed caskets manufactured by Batesville from a licensed funeral home located in Arkansas from January 1, 1989 to August 31, 2002. The complaint alleges that the warranties on which the claims are predicated date from 1989 to 2002. The plaintiff claims that Monoseal®, Monogard® or gasketed caskets were marketed as completely resistant to the entrance of air and water when they allegedly were not completely resistant. The plaintiff asserts causes of action under the Arkansas Deceptive Trade Practices Act and for fraud, constructive fraud and breach of express and implied warranties. On January 9, 2008, the plaintiff filed an amended complaint that added another putative class plaintiff, restated the pending claims, and added a claim for unjust enrichment. The claims of the original plaintiff were subsequently dismissed by the Court and the case is now styled Garry Clayton v. Batesville Casket Company, Inc.. In order to establish federal jurisdiction over the claims under the Class Action Fairness Act, the plaintiff alleges that the amount in controversy exceeds $5.0 million.

This action is still in the class certification stage, and as such, we are not yet able to assess the potential outcome of this matter. We believe the claims are without merit and will vigorously defend the case. It is not unusual to have multiple copycat class actions suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations could be brought against us. At present, the trial is set to commence sometime during the week of July 13, 2009.

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

We are also involved in other possible claims, including product and general liability, workers compensation, auto liability, and employment related matters. Claims other than employment and related matters have deductibles and self-insured retentions ranging from $0.5 million to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. Outside insurance companies and third-party claims administrators establish individual claim reserves, and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees, when such amounts are considered probable of payment.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

15.	Fair Value Measurements

The Company adopted SFAS No. 157 effective October 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. As permitted by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 , we deferred the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until October 1, 2010. The full adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

The hierarchy of those valuation approaches is broken down into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability, (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

As of December 31, 2008, all assets or liabilities that are carried at fair value within our consolidated financial statements consist of ARS ($43.6 million) and a related Put right ($4.7 million), which are valued based upon Level 3 inputs and derivative instruments ($1.8 million), which are valued based upon Level 2 inputs. We have no other assets or liabilities that are recognized or disclosed at fair value (other than cash equivalents) as of December 31, 2008.

While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market value. At December 31, 2008, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income” approach) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. We valued the Put right as the difference between the par value and the fair value of ARS on a present value basis, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. See the table in Note 4 for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets from September 30, 2008, to December 31, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
Throughout this Form 10-Q, we make a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. As the words imply, forward-looking statements are statements about our future plans, objectives, beliefs, and expectations that might or might not happen in the future, as contrasted with historical information. Our forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature they are subject to a wide range of risks.
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
For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of our Form 10-K filed with the Securities and Exchange Commission on December 9, 2008. We assume no obligation to update or revise any forward-looking statements.
Overview
In this section of the Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we attempt to give you a look at our Company “through the eyes of management” so that you can assess the financial condition and results of operations of our Company. The discussion that follows, when read in conjunction with Management’s Discussion and Analysis included in our Form 10-K, should give you information that will help you understand our business and its performance. We intend for the discussion to be clear and to explain the drivers of our results so that you can assess the quality of our earnings and the predictability of our future results.
Background, Death Care Industry Trends, and Strategy and Results
There have been no significant changes to this information during the three month period ended December 31, 2008, as outlined in our Form 10-K for the year ended September 30, 2008.

Recent Factors Impacting our Business
•
While commodity prices (such as steel or fuel) have come down from their highs during fiscal 2008, it is difficult to predict where they will head over the balance of the fiscal year. The volatility in the pricing of these commodities may translate into volatility in our results, depending on our success at mitigating the effects.

•
We are a defendant, along with Hill-Rom and several other companies in the death care industry, in two purported antitrust class action lawsuits in which the plaintiffs have alleged substantial damages, prior to trebling. In addition to the risks associated with an adverse outcome in this litigation, we have incurred and likely will continue to incur significant legal costs in the defense of this litigation. Under the judgment sharing agreement with Hill-Rom, we are responsible for all costs incurred by us and Hill-Rom in defense of this litigation. All fees and costs incurred in defense of the antitrust litigation matters are included in our historical consolidated financial statements. To date, we have incurred approximately $20.8 million in legal and related costs associated with this matter, of which $0.6 million was incurred in the three months ended December 31, 2008. As discussed within Note 14 to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, there were recent developments in November 2008 regarding these actions. On November 24, 2008, the Magistrate Judge who conducted the class certification hearings recommended that the plaintiffs’ motions for class certification in both cases be denied. The plaintiffs have filed objections to the Magistrate Judge’s recommendation with the District Judge. If the District Judge accepts the Magistrate Judge’s recommendation and denies class certification, plaintiffs may petition the United States Court of Appeals for the Fifth Circuit for leave to appeal. It is anticipated that new deadlines, including a trial date, will not be set until sometime after the District Court has ruled on the motions for class certification.

•
During the three months ended December 31, 2008, our pension assets declined in value by 10.6%, from $146.7 million to $131.1 million. See “Other Liquidity Matters” for further discussion on how this may affect our liquidity.

•
In November 2008 we received a Put right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell approximately $30.3 million (par value at December 31, 2008) of our existing auction rate securities (“ARS”) at par value plus accrued interest beginning June 30, 2010. See Note 4 to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.

Consolidated Results of Operations
In this section, we provide an analysis of the significant items impacting our Company’s results.
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

	Three Months Ended		Three Months Ended
	December 31,		December 31,
(amounts in millions)	2008	% of Revenues	2007	% of Revenues
Net revenues	$166.5	100.0	$162.9	100.0
Cost of goods sold	96.7	58.1	96.0	58.9

Gross profit	69.8	41.9	66.9	41.1
Operating expenses	30.8	18.5	27.3	16.8
Separation costs	0.1	—	1.2	0.7

Operating profit	38.9	23.4	38.4	23.6
Interest expense	(1.1)	(0.7)	—	—
Investment income and other	3.6	2.2	(0.4)	(0.2)

Income before taxes	41.4	24.9	38.0	23.4
Income tax expense	14.9	9.0	14.0	8.6

Net income	$26.5	15.9	$24.0	14.8

Revenue — Our net revenues for the quarter were up slightly, increasing $3.6 million, or 2.2%, from the same period last year. The Batesville brand continues to drive the favorable effects of price realization, which increased revenue by $11.2 million over the same period last year, helping us to recover commodity cost increases we experienced over the past year. Partially offsetting this was the continued unfavorable effect of downward product mix, which reduced revenues from the same period last year by $2.5 million. Additionally, burial unit volume decreased 1.5% compared to the same period last year. This was the primary contributor to a reduction in revenue of $2.7 million, although improved volume on non-burial products limited this impact.

We expect the trends in both product mix and price realization will continue to contribute offsetting effects during fiscal 2009, although we can’t be certain of the magnitude of those effects. Finally, we also experienced the unfavorable impact of currency fluctuations during the quarter from a stronger U.S. dollar, primarily compared to the Canadian dollar. This resulted in decreased revenue of $2.4 million over the same period last year. We can’t predict how currency rates will move either to help or hurt our results in the future.
Cost of Goods Sold — Our cost of goods sold increased $0.7 million, or 0.7%, net of a $0.5 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost increases over the same period last year of $2.5 million related primarily to higher commodity costs, most notably carbon steel. These cost increases were partially offset by cost savings of $0.7 million related mainly to productivity. In our distribution operations, we experienced decreased costs of $0.3 million, chiefly related to a decrease in the cost of fuel. An aggregate decrease of $0.3 million in costs was attributable to other categories across our manufacturing and distribution activities.
Operating Expenses — Core operating expenses increased $3.5 million, or 12.8%, excluding one time separation costs. (We are better able to analyze our operating cost structure without the non-recurring effects of the separation.) This increase was attributable to $5.9 million of additional operating expenses primarily related to the people required to support our separate public company operations. The increase for these costs was partially offset beginning with the third quarter of fiscal 2008, by a reduction in corporate costs allocated to us by Hill-Rom. These allocated costs decreased by $2.5 million compared to the same period last year. In addition, legal fees related to the outstanding antitrust lawsuits decreased $0.4 million, but this was offset by an aggregate cost increase of $0.5 million attributable to other components of our operating expense categories.
Separation Costs — In the last quarter we incurred or were allocated $0.1 million in separation costs associated with the separation of the Company from Hill-Rom, a decrease from the prior year comparable quarter of $1.1 million. These non-recurring costs include investment banking fees, legal, accounting, recruiting, and consulting fees.
Interest Expense — We began to incur interest expense when we borrowed on our revolving credit facility (and paid the proceeds to Hill-Rom as part of the separation) at the end of the second quarter of fiscal 2008.
Investment Income & Other — “Investment income and other” is up over the same period last year as we began to realize returns from investments that were transferred to us on March 31, 2008, in connection with the separation. We earned interest income of $3.5 million on the ARS and the note receivable from Forethought Financial Group, Inc (“Forethought”). As discussed in the notes to our consolidated financial statements in Part I, Item 1 of this Form 10-Q, we also recorded a $3.7 million gain on the Put right we received from UBS. Concurrently we recorded a loss of $3.8 million when we transferred the related ARS to the “trading” category. As both of these instruments are now adjusted to fair value through the statement of income, we expect the changes in fair value substantially to offset each other. In the period subsequent to receiving the Put and transferring the related ARS to trading, the fair value of the Put increased by $1.0 million and the related ARS decreased in fair value by $1.1 million through December 31, 2008. See “Other Liquidity Matters” for further discussion.
Income taxes — Our income tax rate for the period was 35.9%, which was 0.9% lower than the same period last year. This was primarily due to the separation costs we incurred in the same period last year that were not deductible for income tax purposes.
Liquidity and Capital Resources
We believe the ability to generate cash is critical to the value of the Company. In this section, we tell you about our ability to generate and access cash to meet our business needs.
First, we will describe our actual results in generating and utilizing cash by comparing the last quarter to the same period last fiscal year. We will also talk about any significant trends we are seeing to help you understand how this could impact us going forward.
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

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

	Three Months Ended
	December 31,
(amounts in millions)	2008	2007
Cash flows provided by (used in):
Operating activities	$23.3	$22.7
Investing activities	0.8	(2.2)
Financing activities*	(17.7)	(20.2)
Effect of exchange rate changes on cash	(0.8)	(0.4)

Increase (decrease) in cash and cash equivalents	$5.6	$(0.1)

*	Also includes net cash and cash equivalents provided to our parent company prior to separation on March 31, 2008.
Operating Activities
Historically, net cash flows from operating activities have represented our primary source of funds for the growth of our business. Prior to our separation from Hill-Rom, cash flows from operating activities were fairly stable, generally following the pattern of our overall net income. This pattern is now less correlated going forward as we incur non-cash related expenses (such as non-cash stock based compensation), non-cash earnings (such as interest income on our note receivable from Forethought), and make our own income tax payments. Interim periods can also be more volatile individually as they are affected to a greater degree by the seasonality of our revenues.
Although our operating cash flow was not significantly changed in total, there were some noteworthy changes in its components as follows:
•
Cash payments for income taxes decreased approximately $9 million from the same period last year. This change is the result of the timing between when we had made these payments to Hill-Rom (prior to separation) and the timing of when we now make them directly to tax authorities as a separate company.

•	Cash payments to our suppliers increased over the same period last year by approximately $4 million due to the timing of our accounts payable disbursements.

•
Cash is disbursed to pay out the annual incentive compensation earned by our employees in the first quarter of the subsequent fiscal year to which the incentive is earned. The payment made this quarter was approximately $2 million higher than the same period last year. We also made a payment of approximately $2 million for payroll withholding taxes just before quarter end that had not been made in the same period last year.

Investing Activities
Historically, net cash flows used in investing activities consisted of purchases of plant, property and equipment we use to run the business or to pay for a business acquisition. Our net investing activities in the three months ended December 31, 2008 decreased from the same period last year due primarily to redemptions and distributions totaling $3.3 million that we received from investment assets transferred to us at the time of separation from Hill-Rom.
Financing Activities
Cash used in financing the business resulted from our quarterly cash dividend of $11.4 million. In addition, we elected to purchase 0.3 million shares of our common stock for $6.3 million under our share repurchase program.
During the same period last year, cash flows from financing were comprised of changes in our parent company investments account, which represent net cash withdrawn by Hill-Rom.

12 Month Outlook
Operating activities
We have no significant changes to report to the discussion included in our Form 10-K filed for the year ended September 30, 2008, except as discussed under “Other Liquidity Matters” below.
Investing activities
We are continuing to move forward with our acquisition capabilities and strategy. As previously announced, we intend to utilize business acquisitions to increase the annual growth rate of our revenues and earnings. We are targeting approximately $100 million to $200 million in acquisitions through fiscal 2011, although any acquisition timetable depends on whether suitable opportunities are available. The timing or success of any acquisition effort cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flows from operations, and borrowings under our revolving credit facility.
We can be called upon by our private equity limited partnership investments to provide additional investment funds, the maximum amount being $3.3 million in the aggregate.
Financing activities
During the quarter ended December 31, 2008, we announced an increase in our quarterly dividend to $0.185 per common share. We plan on paying a cash dividend that will require about $11.4 million each quarter based on our outstanding common stock at December 31, 2008. We may use additional cash generated by the business to pay down our revolving credit facility, depending on our working capital needs. As discussed under investing activities, we may utilize availability under the revolving credit facility to finance acquisitions. We may also continue purchasing additional shares of our common stock, depending on market conditions. In fact, during the month of January 2009, we purchased 0.4 million additional shares of our common stock for approximately $6.3 million.
Summary of 12 Month Outlook
We believe that cash on hand, cash generated from operations, and cash available under our credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations. However, it is important to understand that if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 14 to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, and if the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect thereafter on our results of operations, financial condition, and liquidity and could exceed our capacity to raise sufficient cash to fund or post a bond to appeal such a judgment.
Other Liquidity Matters
During the three months ended December 31, 2008, our pension assets declined in value by 10.6%, from $146.7 million to $131.1 million. Declines in plan asset values, if sustained, increase the likelihood that we would need to make additional contributions to fund our pension obligations in the future. Based upon our current funding level at December 31, 2008, we are not required to make additional contributions for the next 12 months, although we are currently evaluating the costs and benefits of doing so. As a result, we may make discretionary cash contributions to the pension plans that could result in a decrease to our cash flow from operations over the next 12 months.
At December 31, 2008, we held $43.6 million in a portfolio of auction rate securities (consisting of highly rated state and municipal bonds) recorded at fair value. We have estimated the current fair value of the portfolio using information provided by our investment advisors with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by our investment advisors will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of December 31, 2008, the underlying securities in the portfolio consist of credit worthy borrowers with AAA or AA3/A debt ratings. Recent market conditions and auction failures have adversely impacted the liquidity of these securities. The continuing effect of these conditions has led us to conclude that an orderly conversion of the portfolio into cash will likely take more than 12 months. Accordingly, we are classifying these securities as non-current. If current market conditions do not improve, or worsen, we may not be able to readily convert these securities to cash and our earnings could suffer as a result.

During the three months ended December 31, 2008, we received an enforceable, non-transferable right (the “Put”) from UBS that allows us to sell approximately $25.4 million of our existing auction rate securities (carrying value at December 31, 2008) at par value plus accrued interest. The Put has a carrying value based upon an estimated fair value of $4.7 million as of December 31, 2008. We may exercise the Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at anytime prior to expiration at their discretion. We currently expect to utilize the Put to liquidate the applicable ARS position. Although this is more than 12 months from now, we expect to classify this portion of our ARS portfolio as a component of working capital when the exercise period is fewer than twelve months away.
Although, we are not scheduled to receive a payment under our note receivable (the “Note”) from Forethought over the next 12 months, we regularly evaluate the Note for impairment based upon collectability. If, based upon these evaluations, it is probable that the Note will not be paid in accordance with its terms, it is deemed impaired. Based upon information available to us regarding conditions existing on or prior to December 31, 2008, the Note is not impaired. We estimate the fair value of the Note based upon a comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk, adjusted for liquidity considerations. Although the Note is not impaired, we estimate that the fair value of the Note (and related interest receivable) has decreased by approximately $22 million to $83 million during the three months ended December 31, 2008. This decrease in estimated fair value was caused by an increase in the required yield to maturity (discount rate) observed in the marketplace on comparable debt instruments.
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements.
Contractual Obligations or Contingent Liabilities and Commitments
There have been no significant changes to our contractual obligations or contingent liabilities and commitments during the three months ended December 31, 2008, except as follows. During the three months ended December 31, 2008, our pension assets declined in value. Declines in plan asset values, if sustained, increase the likelihood we would need to make additional contributions to fund our pension obligations in the future. See “Other Liquidity Matters” for further discussion.
Critical Accounting Policies
In this section we tell you about accounting policies that inherently involve significant judgment on our part.
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the notes to our consolidated financial statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K.
The following has become an additional critical accounting policy related to significant activities or agreements since we last reported to you in our Form 10-K as follows:
Performance Based Stock Compensation
During the three months ended December 31, 2008, we granted a substantial number of performance based restricted stock and units as described in the notes to our consolidated financial statements in Part I, Item 1 of this Form 10-Q. These awards vest when the performance criteria have been met rather than solely based upon employment. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to the new projection. The value of an award is based upon the fair value of our common stock at the date of grant. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, we record the expense associated with these awards on a straight-line basis over the vesting period (generally three years) based upon an estimate of projected performance. As a result, depending on what level we achieve the performance criteria, our operating expenses may become more volatile as we approach the final performance measurement date.

Recently Issued Accounting Standards
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The purpose of FSP No. FAS 157-3 was to clarify the application of SFAS No. 157, Fair Value Measurements, for a market that is not active. It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP No. FAS 157-3 did not change the objective of SFAS No. 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of FSP No. FAS 157-3 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

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
Other than as described below, there have been no significant changes to this information during the three months ended December 31, 2008, as outlined in our Form 10-K for the year ended September 30, 2008.
During the three months ended December 31, 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell a portion of our existing auction rate securities (“ARS”). Concurrently, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity we have elected to reclassify the ARS related to the Put from “available-for-sale” to “trading” securities. Please see the notes to our consolidated financial statements in Part I, Item 1 for important information regarding the Put and related ARS.
We have an outstanding note receivable (the “Note”) and related interest receivable from Forethought Financial Group, Inc. (“Forethought”) with an aggregate carrying value of $133.4 million as of December 31, 2008. Should Forethought underperform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted, resulting in a material adverse impact on our financial condition and results of operations. We currently do not expect this to be the case. We estimate the fair value of the Note based upon a comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk, adjusted for liquidity considerations. Although the Note is not impaired, we estimate that the fair value of the Note (and related interest receivable) has decreased by approximately $22 million to $83 million during the three months ended December 31, 2008. This decrease in estimated fair value was caused by an increase in the required yield to maturity (the discount rate) observed in the marketplace on comparable debt instruments.

Item 4T. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Batesville Antitrust Litigation
Our material legal proceedings are described in detail in Note 14 to our consolidated financial statements in Part I, Item 1 of this report. You should read that note carefully to understand the background and current status of those matters.
As indicated in Note 14 to our consolidated financial statements, if a class were certified in the FCA or Pioneer Valley action and if the plaintiffs were to prevail at trial, damages that could be awarded, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. We continue to believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories, which we are asserting vigorously.
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Form 10-K for the year ended September 30, 2008. There have been no material changes to the risk factors described in that report.
Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities in the three months ended December 31, 2008.
ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	of Shares
			Part of	that May Yet
		Average	Publicly	be Purchased
	Total Number	Price Paid	Announced	Under the
	of Shares	Per	Plans or	Plans
Period	Purchased	Share*	Programs **	or Programs
October 2008	320,621	$19.49	320,621	$87,524,373
November 2008	—	—	—	—
December 2008	—	—	—	—

Total	320,621	$19.49	320,621	$87,524,373

*	Includes commissions paid.

**
On July 24, 2008, our Board of Directors approved the repurchase of $100 million of common stock. As of December 31, 2008, we had repurchased approximately 0.6 million shares for $12.5 million and they are now held as treasury stock. The stock repurchase approval has no expiration date, and there was no termination or expiration of the stock repurchase plan since our separation from Hill-Rom through December 31, 2008.

Item 6. EXHIBITS
The exhibits filed with this report are listed on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

DATE: February 6, 2009	BY:	/s/ Cynthia L. Lucchese

Cynthia L. Lucchese
Senior Vice President and
Chief Financial Officer

DATE: February 6, 2009	BY:	/s/ Theodore S. Haddad, Jr

Theodore S. Haddad, Jr
Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1*	Employment Agreement dated as of October 27, 2008, between Hillenbrand, Inc. and Jan M. Santerre

Exhibit 10.2*	Employment Agreement dated as of November 3, 2008, between Hillenbrand, Inc. and Hinesh Patel

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.