Form 10-Q
period 2009-03-31
Hillenbrand, Inc.
filed 2009-05-11
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐
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
Common Stock, without par value — 61,827,707 shares as of April 30, 2009.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net revenues	$170.8	$191.4	$337.3	$354.3
Cost of goods sold	96.5	108.2	193.2	204.2

Gross profit	74.3	83.2	144.1	150.1
Operating expenses (including separation costs; see Note 6)	29.6	42.3	60.5	70.8

Operating profit	44.7	40.9	83.6	79.3
Interest expense	(0.4)	—	(1.5)	—
Investment income (loss) and other	(1.3)	(0.1)	2.3	(0.5)

Income before income taxes	43.0	40.8	84.4	78.8
Income tax expense	15.2	17.5	30.1	31.5

Net income	$27.8	$23.3	$54.3	$47.3

Income per common share-basic and diluted	$0.45	$0.37	$0.88	$0.76
Dividends per common share*	$0.185	$—	$0.37	$—

Average common shares outstanding — basic and diluted	61.7	62.5	61.8	62.5

*	Our first dividend as a stand-alone public company was paid June 30, 2008. Accordingly, there are no dividends reported for the three and six months ended March 31, 2008.
See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(amounts in millions)

	March 31,	September 30,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$43.2	$14.7
Trade accounts receivable, net	91.0	88.4
Inventories	47.8	48.6
Deferred income taxes	19.1	22.4
Other current assets	11.2	7.5

Total current assets	212.3	181.6
Property, net	87.9	90.8
Intangible assets, net	18.0	19.7
Auction rate securities and related Put right (Note 4)	49.9	51.1
Note receivable from Forethought Financial Group, Inc.	136.5	130.4
Investments	20.0	25.2
Deferred income taxes	18.7	19.7
Other assets	26.2	26.8

Total Assets	$569.5	$545.3

LIABILITIES
Current Liabilities
Revolving credit facility	$115.0	$100.0
Trade accounts payable	14.4	15.8
Accrued compensation	20.7	24.6
Accrued customer rebates	17.4	20.4
Other current liabilities	16.8	20.8
Due to Hill-Rom Holdings, Inc.	4.5	4.4

Total current liabilities	188.8	186.0
Deferred compensation, long-term portion	4.7	7.0
Accrued pension and postretirement healthcare, long-term portion	34.6	33.5
Other long-term liabilities	31.5	30.4

Total Liabilities	259.6	256.9

Commitments and contingencies (Note 14)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 199.0 shares authorized; 62.8 and 62.4 shares issued, 61.8 and 62.1 shares outstanding at March 31, 2009 and September 30, 2008, respectively	—	—
Additional paid-in-capital	295.0	286.4
Retained earnings	54.2	23.0
Treasury stock, at cost; 1.0 and 0.3 shares at March 31, 2009 and September 30, 2008, respectively	(18.4)	(6.2)
Accumulated other comprehensive loss	(20.9)	(14.8)

Total Shareholders’ Equity	309.9	288.4

Total Liabilities and Shareholders’ Equity	$569.5	$545.3

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(amounts in millions)

	Six Months Ended
	March 31,
	2009	2008
Operating Activities:
Net income	$54.3	$47.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9.1	9.3
Provision for deferred income taxes	0.6	0.4
Net gain on disposal of property	(0.2)	(0.2)
Interest income on note receivable from Forethought Financial Group, Inc.	(6.1)	—
Equity in net loss from affiliates	4.5	—
Distribution of earnings from affiliates	0.2	—
Stock based compensation	4.2	—
Trade accounts receivable	(3.7)	(11.1)
Inventories	—	(2.4)
Other current assets	2.3	(2.2)
Trade accounts payable	(1.2)	1.5
Accrued expenses and other current liabilities	(8.7)	3.2
Income taxes prepaid or payable	(4.1)	3.9
Amounts due to/from Hill-Rom Holdings, Inc.	0.1	—
Defined benefit plan funding	(0.9)	(0.9)
Change in deferred compensation	(2.5)	(0.5)
Other, net	3.7	1.2

Net cash provided by operating activities	51.6	49.5

Investing Activities:
Capital expenditures	(4.8)	(4.4)
Proceeds on disposal of property	0.3	0.3
Proceeds from sale or redemption of auction rate securities	1.4	—
Capital contributions to affiliates	(0.4)	—
Return of investment capital from affiliates	1.8	—

Net cash used in investing activities	(1.7)	(4.1)

Financing Activities:
Proceeds from revolving credit facility	40.0	250.0
Repayments on revolving credit facility	(25.0)	—
Deferred financing costs or other	(0.1)	(0.9)
Payment of dividends on common stock	(22.9)	—
Purchase of common stock	(12.5)	—
Net change in advances to former parent	—	(290.3)
Cash received from parent in connection with separation	—	110.0

Net cash (used in) provided by financing activities	(20.5)	68.8

Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.2)

Net cash flows	28.5	114.0

Cash and cash equivalents:
At beginning of period	14.7	11.9

At end of period	$43.2	$125.9

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Notes to Consolidated Financial Statements (Unaudited)
1.	Background and Basis of Presentation

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

2.	Summary of Significant Accounting Policies

The accounting policies used in preparing these financial statements, unless otherwise noted, are consistent with the accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The following represent additions to our significant accounting policies as described in our Form 10-K:

Performance Based Stock Compensation

During the first quarter of fiscal year 2009, we began granting performance based restricted stock and units (collectively “PBUs”) instead of RSUs, which were historically contingent upon continued employment and generally vest over a period of five years. These PBUs are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk compensation, (iv) delineate clear accountabilities and (v) ensure competitive compensation. We believe that this blend of compensation components provides the Company’s leadership team with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company. The vesting of PBUs is contingent upon the creation of shareholder value measured using a discounted cash flow model during a cumulative three-year time period and a corresponding service requirement. The value of an award is based upon the fair value of our common stock at the date of grant. Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the PBU table in Note 11. We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection. As a result, depending on the degree to which we achieve the performance criteria, our expenses related to the PBUs may become more volatile as we approach the final performance measurement date at the end of the three year period.

Investments

We use the equity method of accounting for substantially all our private equity limited partnerships, with earnings or losses reported within the line item “Investment income (loss) and other” in our consolidated statements of income, including our portion of any unrealized gains or losses experienced by these affiliates. Earnings and carrying values for investments accounted for under the equity method are determined based upon financial statements provided by the investment companies.

Recently Adopted Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The purpose of FSP No. FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for a market that is not active. It also allows for the use of our internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP No. FAS 157-3 did not change the objective of SFAS No. 157 which is to determine the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP No. FAS 157-3 was effective upon issuance. Our adoption of FSP No. FAS 157-3 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed. FSP No. FAS 157-4 does not include any specific disclosure requirements, but provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for financial assets. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt FSP No. FAS 157-4 for the quarter ended March 31, 2009. This adoption did not have a material impact on our consolidated financial statements, although it may impact the determination of fair value of applicable instruments in future periods.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities. The FSP changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment charge to be recorded in earnings. Additionally, this FSP expands and increases the disclosure requirements about other-than-temporary impairments to include: a) the cost basis of available-for-sale and held-to-maturity debt securities by major security type, b) the methodology and key inputs used to measure the portion of an other-than-temporary impairment related to credit losses by major security type and c) a schedule of activity of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment recognized in other comprehensive income. We elected to early adopt FSP No. FAS 115-2 and FAS 124-2 for the quarter ended March 31, 2009. This adoption did not have a material impact on our consolidated financial statements, although it may impact the amount of other-than-temporary impairments, if any, recorded in a future period.

In April 2009, the FASB issued FSP No. FAS 107, Interim Disclosures about Fair Value of Financial Instruments, amending FAS 107, Disclosures about Fair Value of Financial Instruments and requires public companies to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim and annual financial statements. This FSP is effective for all interim and annual periods ending after June 15, 2009. We elected to early adopt FSP No. FAS 107 for the quarter ended March 31, 2009.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on employers’ disclosures about the plan assets of defined benefit plans, pensions or other postretirement plans. The disclosures required by FSP No. FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risks within plan assets. The disclosures required by this staff position are effective for fiscal years ending after December 15, 2009, our fiscal 2011, with earlier application permitted. We are currently evaluating the impact of adoption of FSP No. FAS 132(R)-1, but do not anticipate that the adoption of FSP No. FAS 132(R)-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. FSP No. 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that assets acquired or liabilities assumed be initially measured at fair value at the acquisition date. When fair value cannot be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The disclosures required by this FSP are effective for fiscal years ending after December 15, 2008. We will adopt this FSP in connection with our adoption of SFAS No. 141(R) on October 1, 2009, as outlined in our Form 10-K.

3.	Supplemental Balance Sheet Information

The following information pertains to significant assets at March 31, 2009, and September 30, 2008, respectively.

	March 31,	September 30,
(amounts in millions)	2009	2008

Allowance for possible losses and discounts on trade accounts receivable	$18.3	$16.1

Inventories:
Raw materials and work in process	$11.5	$10.5
Finished products	36.3	38.1

Total inventories	$47.8	$48.6

Accumulated depreciation on property	$232.7	$227.2

Accumulated amortization of intangible assets	$23.3	$21.5

4.	Auction Rate Securities (“ARS”) and Related Put Right

In November 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell to UBS $29.1 million (fair value at March 31, 2009) of our existing ARS at par value ($30.3 million at March 31, 2009) plus accrued interest. We may exercise this Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at any time prior to expiration at their discretion.

Since the Put has value, we are required to record it on our books as an asset. Therefore, in accordance with SFAS No. 159 , The Fair Value Option for Financial Assets and Financial Liabilities , we have elected to report the Put at its estimated fair value and record related changes in fair value as a component of “Investment income (loss) and other” within the consolidated statements of income. Also, because we now intend to sell these securities to UBS at par value, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have elected to reclassify the ARS related to the Put from “available-for-sale” to “trading” securities. As trading securities, the changes in fair value corresponding to the UBS related ARS (previously recorded as a component of accumulated other comprehensive loss) are now recorded as a component of “Investment income (loss) and other” within our consolidated statements of income. We made these elections so that the effects of changes in the fair value of the UBS related ARS and the related Put would substantially offset within our statement of income, thereby limiting the volatility we might otherwise experience. At March 31, 2009, $19.6 million of our ARS continue to be classified as available-for-sale.

The following table presents the activity related to our ARS and the Put right:

	ARS		Put		(Gain)
(amounts in millions)	A	B	Right C	AOCL D	Loss E
Balance at September 30, 2008	$51.1	$—	$—	$1.6
Change in fair value (prior to receipt of Put right)	(4.5)	—	—	4.5
Gain on receipt of Put right	—	—	3.7	—	$(3.7)
Transfer to trading securities	(26.8)	26.8	—	(3.8)	3.8

Change in fair value (subsequent to receipt of Put right)	0.9	2.6	(2.5)	(0.9)	(0.1)
Purchases	—	—	—	—	—
Sales or redemptions	(1.1)	(0.3)	—	—	—

Balance at March 31, 2009	$19.6	$29.1	$1.2	$1.4

Net loss included within “Investment income (loss) and other” during the six months ended March 31, 2009					$—

A —	Auction rate securities; available-for-sale, at fair value

B —	Auction rate securities; trading, at fair value

C —	Put right; at fair value

D —	AOCL; amount included within accumulated other comprehensive loss (pre-tax)

E —	(Gain) loss included within “Investment income (loss) and other” (pre-tax)
5.	Financing Agreement

As of March 31, 2009, we (i) had $7.5 million in outstanding undrawn letters of credit under our revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $277.5 million of remaining borrowing capacity available under the facility. During the three month and six month periods ended March 31, 2009, the applicable weighted average interest rate were 0.9% and 2.1%, respectively. The availability of borrowings under the facility is subject to our ability at the time of borrowing to meet certain specified conditions.

6.	Transactions with Hill-Rom Holdings, Inc. (“Hill-Rom”)

Allocation of Corporate Expenses

For the quarterly periods prior to April 1, 2008, the operating expenses within our consolidated statements of income include allocations from Hill-Rom, our former parent company, for certain Hill-Rom retained corporate expenses including treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, board of directors, information technology, other shared services, and certain severance costs. These allocations were determined on bases that management considered to be reasonable reflections of the utilization of services provided to or the benefits received by us. The allocation methods were based on revenues, headcount, square footage, actual utilization applied to variable operating costs, and specific identification based upon actual costs incurred when the nature of the item or charge was specific to us. Hill-Rom allocated corporate costs included in our consolidated statements of income for the three month and six month periods ended March 31, 2008 were $4.9 million and $7.4 million, respectively.

Separation Costs

In addition to the allocated corporate expenses described above, we incurred or were allocated costs related to the separation from Hill-Rom. Separation costs recorded during the three months ended March 31, 2009 were insignificant. Separation costs recorded during the three months ended March 31, 2008 were $12.9 million. Separation costs recorded during the six months ended March 31, 2009 and 2008 were $0.1 million and $14.1 million, respectively. These costs consisted primarily of investment banking and advisory fees, legal, accounting, recruiting, and consulting fees allocated based upon revenue or specific identification. These costs also include the modification and acceleration charges related to stock based compensation described below.

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

7.	Retirement and Postemployment Benefits
Defined Benefit Plans
Components of net pension costs were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(amounts in millions)	2009	2008	2009	2008
Service costs	$0.8	$1.2	$1.6	$2.2
Interest costs	3.1	2.8	6.3	5.1
Expected return on plan assets	(3.3)	(3.2)	(6.6)	(5.8)
Amortization of unrecognized prior service costs, net	0.2	0.2	0.4	0.3

Net pension costs	$0.8	$1.0	$1.7	$1.8

The net postretirement healthcare costs recorded during the three months ended March 31, 2009, and 2008 were $0.3 million and $0.4 million, respectively. The net postretirement healthcare costs recorded during the six months ended March 31, 2009, and 2008 were $0.6 million and $0.7 million, respectively.

Although we are not required to do so, we anticipate making a discretionary contribution to our pension plans in the range of $7 million to $9 million prior to September 30, 2009.

Defined Contribution Plans

For the three months ended March 31, 2009 and 2008, we recorded expenses related to our defined contribution plans in the amounts of $1.2 million and $1.3 million, respectively. For the six months ended March 31, 2009 and 2008, we recorded expenses related to our defined contribution plans in the amounts of $2.4 million and $2.4 million, respectively.

8.	Income Taxes

The effective tax rates for the three and six month periods ended March 31, 2009 were 35.4% and 35.7%, respectively. The tax rates for the same periods ended March 31, 2008 were 43.0% and 40.0%, respectively. The effective tax rates for the three month and six month periods ended March 31, 2008 were higher due primarily to the non-deductible separation costs we incurred during those periods.

The activity within our reserve for unrecognized tax benefits was as follows:

(amounts in millions)
Balance at September 30, 2008	$6.0
Additions for tax positions related to the current year	0.2
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at March 31, 2009	$6.2

Other amount accrued at March 31, 2009 for interest and penalties	$1.3

9.	Income per Common Share

The calculation of basic and diluted net income per common share and shares outstanding for the periods presented prior to April 1, 2008, is based on the number of shares outstanding at March 31, 2008 (plus unissued fully vested common shares). There is no dilutive impact from common stock equivalents for periods prior to April 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effects of our time based restricted stock units and stock option awards are included in the computation of diluted net income per share in periods subsequent to March 31, 2008. At March 31, 2009, potential dilutive effects of these securities representing approximately 2.1 million common shares were excluded from the computation of income per common share as their effects were anti-dilutive. The dilutive effects of our performance based stock awards more fully described in Note 11 are included in the computation of diluted net income per share when the related performance criteria are met. At March 31, 2009, potential dilutive effects of these securities representing approximately 0.6 million common shares were excluded from the computation of income per common share as the related performance criteria had not been met, although they may be met in future periods. There is no significant difference in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards for the three month and six month periods ended March 31, 2009 and 2008.

10.	Shareholders’ Equity

During the six months ended March 31, 2009, we paid cash dividends of $22.9 million, purchased 0.7 million shares of our common stock for $12.5 million, and issued 0.4 million shares of our common stock pursuant to our stock incentive plans.

11.	Stock Based Compensation

We have stock based compensation plans (including the Stock Incentive Plan, the Board of Directors Deferred Compensation Plan, and the Executive Deferred Compensation Program) under which 4,785,436 common shares are registered and available for issuance. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of March 31, 2009, options with respect to 2,284,078 shares were outstanding under these plans. In addition, a total of 880,898 RSUs and PBUs (both defined below) were outstanding, and a total of 277,221 common shares have been either issued or utilized under these plans as of March 31, 2009.

Compensation costs and the related income tax benefit charged against income (including the modification and acceleration charges recorded in connection with the separation during fiscal 2008 previously discussed in Note 6) were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(amounts in millions)	2009	2008	2009	2008

Stock based compensation costs	$2.3	$5.2	$4.2	$5.9
Income tax benefit	0.9	1.9	1.6	2.2

Stock based compensation costs, net-of-tax	$1.4	$3.3	$2.6	$3.7

Stock Options

The following table provides a summary of outstanding stock option awards:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding at September 30, 2008	1,886,033	$23.68
Granted	522,246	14.89
Exercised	—	—
Forfeited	(1,227)	14.89
Expired	(122,974)	24.04

Outstanding at March 31, 2009	2,284,078	$21.66

Exercisable at March 31, 2009	1,293,102	$23.57

As of March 31, 2009, approximately $2.8 million of unrecognized stock based compensation was associated with our unvested stock options expected to be recognized over a weighted average period of 1.9 years. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of March 31, 2009, the average remaining life of the outstanding stock options was 6.7 years with an aggregate intrinsic value of $0.5 million. As of March 31, 2009, the average remaining life of the exercisable stock options was 4.8 years with an aggregate intrinsic value of less than $0.1 million.

Restricted Stock Units (RSUs) and Performance Based Restricted Stock Units (PBUs)

The value of RSUs and PBUs in our common stock is the fair value at the date of grant. A summary of the unvested RSU and PBU activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted
	Maximum	Average
	Number of	Grant Date
	Share Units	Fair Value
Unvested RSUs at September 30, 2008	137,708	$22.96
Granted	45,080	18.73
Vested	(57,078)	20.25
Forfeited	—	—

Unvested RSUs at March 31, 2009	125,710	$22.65

Unvested PBUs at September 30, 2008	16,755	$27.97
Granted	586,038	14.89
Vested	—	—
Forfeited	(1,380)	14.89

Unvested PBUs at March 31, 2009	601,413	$15.25

As of March 31, 2009, approximately $1.6 million and $4.4 million of unrecognized stock based compensation was associated with our unvested RSUs and PBUs (based upon projected performance to date), respectively. These costs are expected to be recognized over a weighted average period of 3.6 years and 2.2 years, respectively. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of March 31, 2009, the outstanding RSUs and PBUs had an aggregate intrinsic value of $4.3 million and $9.6 million, respectively.

Dividends payable in stock accrue on both RSUs and PBUs and are subject to the same specified terms as the original grants. As of March 31, 2009, a total of 12,465 stock units had accumulated on unvested RSUs and PBUs due to dividend reinvestments and are excluded from the tables above.

Vested Deferred Stock

Past stock based compensation programs, like the current RSU and PBU programs, allowed deferrals after vesting to be set-up as deferred stock. As of March 31, 2009, 141,310 of our shares had been deferred, fully vested and payable in our common stock under our stock based compensation programs (not included in the tables above).

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

The components of comprehensive income, each net of tax (corresponding to income tax rates from between 35% to 39%, excluding net income and foreign currency translation adjustment), were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(amounts in millions)	2009	2008	2009	2008
Net income	$27.8	$23.3	$54.3	$47.3
Foreign currency translation adjustment	(0.4)	(0.1)	(2.8)	0.6
Changes in net unrealized gains on derivative instruments	(0.4)	—	0.4	0.1
Changes in net unrealized gains on available-for-sale securities	1.3	—	0.6	—
Changes in items not recognized as a component of net pension and postretirement healthcare cost	0.1	(5.9)	0.2	(5.7)

Comprehensive income	$28.4	$17.3	$52.7	$42.3

The components of accumulated other comprehensive loss, each net of tax (corresponding to income tax rates from between 35% to 39%, excluding net income and cumulative foreign currency translation adjustment), were as follows:

	March 31,	September 30,
(amounts in millions)	2009	2008
Cumulative foreign currency translation adjustment	$(5.4)	$(2.6)
Net unrealized gains on derivative instruments	0.7	0.3
Net unrealized gain (loss) on available-for-sale securities	(0.9)	3.0
Items not recognized as a component of net pension and postretirement healthcare costs	(15.3)	(15.5)

Accumulated other comprehensive loss	$(20.9)	$(14.8)

13.	Investment Income (Loss) and Other
The components of investment income (loss) and other were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(amounts in millions)	2009	2008	2009	2008
Interest income on cash and cash equivalents	$—	$—	$0.1	$0.1
Interest income on note receivable from Forethought	3.1	—	6.1	—
Interest income on ARS	0.2	—	0.7	—
Net gain on ARS and related Put right	0.2	—	—	—
Equity in net loss of affiliates	(4.5)	—	(4.5)	—
Foreign currency exchange loss	—	(0.2)	(0.1)	(1.0)
Other, net	(0.3)	0.1	—	0.4

Investment income (loss) and other	$(1.3)	$(0.1)	$2.3	$(0.5)

14.	Commitments and Contingencies

Antitrust Litigation

As summarized in more detail below, the District Judge recently denied class certification in both the Funeral Consumers Alliance, Inc. (“FCA”) and Pioneer Valley Casket Co. (“Pioneer Valley”) lawsuits. The FCA plaintiffs have petitioned the United States Court of Appeals for the Fifth Circuit for leave to file an interlocutory appeal of the Court’s order denying class certification. The Pioneer Valley plaintiffs did not seek leave to appeal, and pursuant to a stipulation among the parties, the District Court has dismissed the Pioneer Valley Action with prejudice.

On May 2, 2005, FCA and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”), together with the Company and its former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc., in the United States District Court for the Northern District of California. This lawsuit alleged a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claimed, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its longstanding policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleged that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators, but did not name them as defendants. The FCA Action also alleged that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.

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

On October 12, 2005, the FCA plaintiffs filed an amended complaint containing substantially the same basic allegations as the original FCA complaint. On October 18, 2006, the Court denied the defendants’ motions to dismiss the amended FCA complaint

The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations.

In addition to the consumer lawsuits discussed above, on July 8, 2005, Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and internet retailer, also filed a purported class action lawsuit (“Pioneer Valley Action”) against Batesville, Hill-Rom, SCI, Alderwoods, and Stewart in California District Court on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust laws and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.

The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust laws and state unfair and deceptive practices laws. On October 25, 2006, the Court denied the defendants’ motions to dismiss the amended Pioneer Valley complaint.

The Pioneer Valley plaintiffs sought certification of a class of all independent casket distributors in the United States who are or were in business at any time from July 8, 2001 to the present, excluding those that: (1) are affiliated in any way with any funeral home; (2) manufacture caskets; or (3) are defendants in the current action, their directors, officers, agents, employees, parents, subsidiaries or affiliates.

Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. While the decision was pending on the class certification motions, the Court stayed both cases pending resolution of class certification. On November 24, 2008, the Magistrate Judge who conducted the class certification hearings recommended that the plaintiffs’ motions for class certification in both cases be denied. On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an interlocutory appeal of the Court’s order denying class certification. The plaintiffs in the Pioneer Valley case did not file a petition to appeal the District Court’s class certification order and the time for filing such a petition has lapsed.

It is possible that the Court might continue to stay proceedings in the cases pending resolution of the FCA’s petition to file an interlocutory appeal of the order denying class certification.

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

If the Court of Appeals reverses the District Court and a class is certified in the FCA Action filed against Hill-Rom and Batesville and if the plaintiffs prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. As discussed in our previously filed Form 10-K, we and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom.

We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to plaintiffs’ underlying allegations and damage theories and that the District Court properly denied class certification. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.

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

Other Pending Litigation Matter

On August 17, 2007, a lawsuit styled Vertie Staples v. Batesville Casket Company, Inc. was filed against us in the United States District Court for the Eastern District of Arkansas. As amended, the case is a putative class action on behalf of the plaintiff and all others who purchased a Monoseal®, Monogard® or gasketed casket manufactured by Batesville from a licensed funeral home located in Arkansas from January 1, 1989 to August 31, 2002. The complaint alleges that the warranties on which the claims are predicated date from 1989 to 2002. The plaintiff claims that Monoseal®, Monogard® or gasketed caskets were marketed as completely resistant to the entrance of air and water when they allegedly were not completely resistant. The plaintiff asserts causes of action under the Arkansas Deceptive Trade Practices Act and for fraud, constructive fraud and breach of express and implied warranties. On January 9, 2008, the plaintiff filed an amended complaint that added another putative class plaintiff, restated the pending claims, and added a claim for unjust enrichment. The claims of the original plaintiff were subsequently dismissed by the Court and the case is now styled Garry Clayton v. Batesville Casket Company, Inc. In order to establish federal jurisdiction over the claims under the Class Action Fairness Act, the plaintiff alleges that the amount in controversy exceeds $5.0 million.

On February 26, 2009, the plaintiff filed a Motion for Class Certification advancing arguments only with respect to Batesville’s split-top gasketed caskets; thereby narrowing the scope of his claims and effectively dropping claims pertaining to Batesville’s full top caskets. The parties’ class certification briefs are still pending before the district court judge. Because this action is still in the class certification stage, we are not yet able to assess the potential outcome of this matter. We believe the claims are without merit and will vigorously defend the case. It is not unusual to have multiple copycat class actions suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations could be brought against us. At present, the trial is set to commence sometime during the week of July 13, 2009.

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

The carrying amounts of the private equity limited partnerships, included as a component of investments within our consolidated balance sheet, was $16.5 million at March 31, 2009. The fair value of equity method investments is not readily available.

Auction rate securities and the related Put right are carried at estimated fair value. We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date.

We estimate the fair value of the note receivable from Forethought based upon comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk adjusted for liquidity considerations. Based upon market data available to us, we estimate that the fair value of the note and accrued interest is approximately $100 million based upon an estimated yield to maturity of approximately 15% as of March 31, 2009. This is approximately $36 million below its carrying value at March 31, 2009. An increase or decrease of 1% in the discount rate utilized to estimate the fair value of the note (including interest receivable) would indicate a change in fair value of approximately $6 million.

The fair value of our credit facility is estimated based on internally developed models, using current market interest rate data for similar issues on or the current rates offered to us for debt on the same remaining maturities and adjusted for specific Company non-performance risk factors as there is no active market for our debt. As of March 31, 2009, the estimated fair value of our credit facility was estimated to be approximately $105 million.

16.	Fair Value Measurements

The Company adopted SFAS No. 157 effective October 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability ( i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. As permitted by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 , we deferred the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until October 1, 2010. The full adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability ( e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

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

As of March 31, 2009, all assets or liabilities that are carried at fair value within our consolidated financial statements consist of ARS ($48.7 million) and a related Put right ($1.2 million), which are valued based upon Level 3 inputs, and derivative instruments ($0.8 million) which are valued based upon Level 2 inputs. We have no other significant assets or liabilities that are carried at fair value within our financial statements (other than cash equivalents) as of March 31, 2009. In addition, we disclose the fair value of our note receivable from Forethought, which is also based upon Level 3 inputs.

While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market value. At March 31, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income” approach) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of March 31, 2009, interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. We valued the Put right based upon the difference between the par value and the fair value of ARS on a present value basis, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. See the table in Note 4 for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets from September 30, 2008 to March 31, 2009.

We estimate that the fair value of the note receivable from Forethought (and related interest receivable) has decreased from $105 million at September 30, 2008, to $100 million at March 31, 2009. This decrease in estimated fair value was caused by an increase of approximately 2% in the required yield to maturity (discount rate) observed in the marketplace on comparable debt instruments.

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
For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of our Form 10-K filed with the Securities and Exchange Commission on December 9, 2008 and Part II, Item 1A of this Form 10-Q. We assume no obligation to update or revise any forward-looking statements.
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
Background, Death Care Industry Trends, and Strategy and Results
Except as described below under “Recent Factors Impacting our Business,” there have been no significant long-term changes to this information during the six month period ended March 31, 2009, as outlined in our Form 10-K for the year ended September 30, 2008.
Recent Factors Impacting our Business
•
During the second quarter we experienced a 10.8% decrease in our revenue as compared to the same quarter last year as a number of industry-wide trends adversely affected our volume and mix. While we believe that a much milder pneumonia and influenza season has occurred this year resulting in a significant reduction in the number of deaths from the same period last year, our volume has decreased to a greater extent than the decrease in deaths would suggest. While official data on cremation rates has a significant lag time before it is available, there is anecdotal information to suggest the traditional increase in the cremation rate may have been more pronounced as a result of the current economic environment, further reducing casketed deaths. We believe that these factors have increased competition for remaining volume, causing our competitors to become more aggressive in their pricing actions. The market assessment and competitive dynamics described above appear consistent with the public reports from our competitors and customers over the last several months. These trends have continued during April and it appears that the current economic recession may have unfavorably impacted our results to a greater extent than experienced in past downturns. We are taking actions to manage through these trends, protect our market position, and continue pursuit of our growth strategy. These actions include additional sales promotions, readjustment of our production capacity, and the use of our lean business expertise to continue to effectively manage and reduce our costs. See our analysis of recent results of operations below for further discussion.

•
While commodity prices have come down from their highs during fiscal 2008, period over period, the increased prices we paid for carbon steel and red metals were not fully offset by the lower prices we are paying for diesel fuel this year. Although it is difficult to predict where these prices will head over the balance of the fiscal year, we do not anticipate that our fiscal 2009 second half costs will exceed prices paid in the second half of fiscal 2008. The volatility in the pricing of these commodities may translate into volatility in our results, depending on our success at mitigating the effects. See our analysis of recent results of operations below for further discussion.

•
We are a defendant, along with Hill-Rom and several other companies in the death care industry, in two purported antitrust class action lawsuits. To date, we have incurred approximately $22.0 million in legal and related costs associated with this matter, of which $1.8 million was incurred in the six months ended March 31, 2009. There have been significant developments in these actions over the last six months. As discussed in Note 14 to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, on March 26, 2009, the United States District Court for the Southern District of Texas (Houston Division) denied plaintiffs’ motions for class certification. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an interlocutory appeal of the Court’s order denying class certification. The plaintiffs in the Pioneer Valley case did not file a petition to appeal the District Court’s class certification order and and pursuant to a stipulation among the parties, the District Court has dismissed the Pioneer Valley Action with prejudice.

•
During the second quarter we recognized aggregate losses of $4.5 million from the limited partnership investments that were transferred to us in connection with our separation from Hill-Rom last year. These losses resulted from decreases in the fair value of the investment portfolios of the partnerships. We believe their losses are being caused primarily by the current economic environment.

•
During the six months ended March 31, 2009, our pension assets declined in value by 16.3%, from $146.7 million to $122.7 million. See our “12 Month Outlook” included within Liquidity and Capital Resources for further discussion on how this decline in value may affect our liquidity.

Consolidated Results of Operations
In this section, we provide an analysis of the significant items impacting our Company’s results.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three		Three
	Months		Months
	Ended		Ended
	March 31,		March 31,
(amounts in millions)	2009	% of Revenues	2008	% of Revenues
Net revenues	$170.8	100.0	$191.4	100.0
Cost of goods sold	96.5	56.5	108.2	56.5

Gross profit	74.3	43.5	83.2	43.5
Operating expenses	29.6	17.3	29.4	15.4
Separation costs	—	—	12.9	6.7

Operating profit	44.7	26.2	40.9	21.4
Interest expense	(0.4)	(0.2)	—	—
Investment income (loss) and other	(1.3)	(0.8)	(0.1)	(0.1)

Income before taxes	43.0	25.2	40.8	21.3
Income tax expense	15.2	8.9	17.5	9.1

Net income	$27.8	16.3	$23.3	12.2

Revenue — Our net revenues for the quarter decreased $20.6 million, or 10.8%, from the same period last year. Burial unit volume decreased 12.5% compared to the same period last year, and was the primary contributor to a reduction in revenue of $23.3 million. This volume decrease was largely due to a lower number of casketed deaths as we experienced a significantly milder pneumonia and influenza season this year. In addition, cremation rates continue to increase, further reducing burial volume. The continued unfavorable effect of downward product mix further reduced revenues $3.3 million from the same period last year. Partially offsetting these effects, the Batesville brand continued to drive the favorable effects of price realization, which increased revenue by $8.7 million over the same period last year, helping us to recover commodity cost increases we experienced over the past year. Finally, we also experienced the unfavorable impact of currency fluctuations during the quarter from a stronger U.S. dollar, primarily compared to the Canadian dollar. This resulted in decreased revenue of $2.7 million over the same period last year. We cannot predict how currency rates will move either to help or hurt our results in the future.
Cost of Goods Sold — Our cost of goods sold decreased $11.7 million, or 10.8%, net of a $7.6 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost increases over the same period last year of $2.8 million related primarily to higher commodity costs, most notably carbon steel. These cost increases were partially offset by cost savings of $1.4 million driven by productivity improvements. Additionally, we experienced a $1.7 million decrease in our distribution operations related to fuel costs. An aggregate decrease of $3.8 million in costs was attributable to other categories across our manufacturing and distribution activities, primarily driven by healthcare and workers’ compensation.
Operating Expenses — Core operating expenses increased $0.2 million, or 0.7%, excluding one time separation costs. We are better able to analyze our operating cost structure without the non-recurring effects of the separation. This increase was attributable to $5.0 million of additional operating expenses primarily related to the personnel required to support our separate public company operations. The increase for these costs was partially offset beginning with the third quarter of fiscal 2008 by a reduction in corporate costs allocated to us by Hill-Rom. These allocated costs decreased by $4.9 million compared to the same period last year. In the same period last year, we experienced a $2.6 million reduction in our bad debt reserve tied to a customer balance collection that had previously been nearly fully reserved. Additionally, legal fees related to the outstanding antitrust lawsuits increased $0.3 million compared to the same period last year. However, these were offset by a decrease in sales compensation and benefits of $1.4 million driven by lower revenue and an aggregate cost decrease of $1.4 million attributable to other components of our operating expense categories.
Separation Costs — In the second quarter we did not incur any significant costs associated with the separation of the Company from Hill-Rom, resulting in a decrease from the same period last year of $12.9 million. These non-recurring costs include investment banking fees, legal, accounting, recruiting, and consulting fees. Also included are modification and acceleration charges related to stock based compensation.
Interest Expense — We began to incur interest expense when we borrowed on our revolving credit facility (and paid the proceeds to Hill-Rom as part of the separation) at the end of the second quarter of fiscal 2008.
Investment Income (Loss) and Other — “Investment income (loss) and other” is down over the same period last year. Although we began to realize returns from investments that were transferred to us on March 31, 2008, in connection with the separation, during the quarter we recorded aggregate losses of $4.5 million from investments in affiliates (limited partnership investments) primarily due to write-downs in their investment portfolios. The volatility of the value of these portfolios is likely to be more pronounced given the recent economic environment and cannot be reasonably predicted. Conversely, we earned income of $3.3 million on the auction rate securities (“ARS”) and note receivable from Forethought Financial Group, Inc (“Forethought”). As discussed in the notes to our consolidated financial statements in Part I, Item 1 of this Form 10-Q, we received a right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell a portion of our existing ARS in the future. During the last three months, the fair value of the Put decreased by $3.5 million, and the related ARS increased in fair value by $3.7 million, resulting in a net gain of $0.2 million. See “Other Liquidity Matters” included within Liquidity and Capital Resources for further discussion regarding our ARS investments.

Income taxes — Our income tax rate for the last three months was 35.4%, which was 7.6% lower than the same period last year. This was primarily due to the separation costs we incurred in the same period last year that were not deductible for income tax purposes.
Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

	Six Months		Six Months
	Ended		Ended
	March 31,		March 31,
(amounts in millions)	2009	% of Revenues	2008	% of Revenues
Net revenues	$337.3	100.0	$354.3	100.0
Cost of goods sold	193.2	57.3	204.2	57.6

Gross profit	144.1	42.7	150.1	42.4
Operating expenses	60.4	17.9	56.7	16.0
Separation costs	0.1	—	14.1	4.0

Operating profit	83.6	24.8	79.3	22.4
Interest expense	(1.5)	(0.4)	—	—
Investment income (loss) and other	2.3	0.6	(0.5)	(0.1)

Income before taxes	84.4	25.0	78.8	22.3
Income tax expense	30.1	8.9	31.5	8.9

Net income	$54.3	16.1	$47.3	13.4

Revenue — Our net revenues for the past six months decreased $17.0 million, or 4.8%, from the same six months last year. Burial unit volume decreased 7.5% over the same period. As discussed previously in our quarterly results, this was the primary contributor to a reduction in revenue of $25.8 million, although improved volume on non-burial products slightly limited this impact. Additionally, the unfavorable effect of downward product mix reduced revenues $6.1 million from the same period last year. Partially offsetting these effects, price realization increased revenue by $20.1 million over the same period last year, helping us to recover commodity cost increases we experienced over the past year. The unfavorable impact of currency fluctuations resulted in decreased revenue of $5.2 million over the same period last year.
Cost of Goods Sold — Our cost of goods sold decreased $11.0 million, or 5.4%, including an $8.1 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost increases over the same period last year of $6.2 million related primarily to higher commodity costs, most notably carbon steel. These cost increases were partially offset by cost savings of $3.0 million related mainly to productivity. We also experienced a decrease in costs in our distribution operations of $2.7 million, chiefly related to a decrease in the cost of fuel. As discussed previously in our quarterly results, an aggregate decrease of $3.4 million in costs was attributable to other categories across our manufacturing and distribution activities, primarily driven by healthcare and workers’ compensation.
Operating Expenses — Core operating expenses increased $3.7 million, or 6.5%, excluding one time separation costs. As discussed in our quarterly results, we have incurred additional operating expenses to support our separate public company operations which were partially offset by a reduction in corporate costs allocated to us by Hill-Rom. We incurred $10.9 million of corporate costs during the past six months but experienced a reduction in allocated corporate costs of $7.4 million. As previously noted, last year we recorded a $2.6 million reduction in our bad debt reserve which was offset by lower legal fees of $0.1 million related to the outstanding antitrust lawsuits. Additionally, we experienced a $0.9 million decrease in sales compensation and benefits tied to lower revenue and an aggregate cost decrease of $1.4 million attributable to other components of our operating expense categories.
Separation Costs, Interest Expense, Investment Income (Loss) & Other, and Income Taxes — The reasons for the changes in these components are consistent with those described in our earlier quarterly discussion.
Liquidity and Capital Resources
We believe the ability to generate cash is critical to the value of the Company. In this section, we tell you about our ability to generate and access cash to meet our business needs.

First, we will describe our actual results in generating and utilizing cash by comparing the first six months to the same period last fiscal year. We will also talk about any significant trends we are seeing to help you understand how this could impact us going forward.
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
Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

	Six Months Ended
	March 31,
(amounts in millions)	2009	2008
Net cash flows provided by (used in):
Operating activities	$51.6	$49.5
Investing activities	(1.7)	(4.1)
Financing activities*	(20.5)	68.8
Effect of exchange rate changes on cash	(0.9)	(0.2)

Increase in cash and cash equivalents	$28.5	$114.0

*	Also includes net cash and cash equivalents provided to our parent company prior to separation on March 31, 2008.
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
Although our operating cash flow did not significantly change in total for the six months ended March 31, 2009 as compared to March 31, 2008, there were some noteworthy changes in its components as follows:
•
We incurred $14 million more of separation costs in the first six months of last year compared to the same period this year, substantially all of which were paid by the end of the period. This reduced both our profitability and our operating cash flow in the same period last year.

•
Cash payments for income taxes increased approximately $6 million from the same period last year. This change is the result of the timing between when we had made these payments to Hill-Rom (prior to separation) and the timing of when we now make them directly to tax authorities as a separate company.

•
Cash is disbursed to pay out the annual incentive compensation earned by our employees in the first quarter of the subsequent fiscal year to which the incentive is earned. The payment made this year was approximately $2 million higher than the same period last year. Additionally, we paid out approximately $3 million of previously deferred compensation in the first six months of the current year that was not paid last year.

Investing Activities
Historically, net cash flows used in investing activities consisted of purchases of plant, property, and equipment we use to run the business or to pay for a business acquisition. Our net investing activities in the six months ended March 31, 2009 decreased from the same period last year due primarily to redemptions and distributions totaling $3.2 million that we received from investment assets transferred to us at the time of separation from Hill-Rom.

Financing Activities
During the last six months, cash was utilized in financing the business, resulting primarily from our quarterly cash dividends of $22.9 million. In addition, we elected to purchase 0.7 million shares of our common stock for $12.5 million under our share repurchase program. We also borrowed $40.0 million from our revolving credit facility to finance short term business needs. During this period, we repaid $25.0 million on the facility, and in April 2009, we repaid an additional $15.0 million.
Up until the time of our separation into a public company last year, our only financing activity was to provide the excess cash we generated to our parent company as part of a centralized treasury management process. During the six months ended March 31, 2008, in connection with the separation, we borrowed $250.0 million on our credit facility and used these funds to settle and distribute amounts to Hill-Rom. This, along with other advances earlier in the year, resulted in net distributions to Hill-Rom of $290.3 million. Additionally, just prior to the separation, Hill-Rom transferred $110.0 million in cash to us.
12 Month Outlook
Operating activities
We have no significant changes to report to the discussion included in our Form 10-K filed for the year ended September 30, 2008, except as follows:
During the six months ended March 31, 2009, our pension assets declined in value by 16.3%, from $146.7 million to $122.7 million. Declines in plan asset values, if sustained, increase the likelihood that we would need to make additional contributions to fund our pension obligations in the future. Although not required, based upon our current plan asset values at March 31, 2009, we anticipate making a discretionary contribution of $7 million to $9 million to our plans prior to September 30, 2009, in order to improve plan funding levels. These amounts could change depending on asset values later in the year. Any contributions we make will reduce our net cash flow from operations.
As discussed in our most recent Form 10-K filed with the SEC on December 9, 2008, under Part I, Item 1A, “Risk Factors” and as it relates to a potential adverse outcome in the ongoing antitrust litigation in which we are a defendant and which could materially adversely affect our results of operations, financial position and liquidity, we disclosed that we anticipated our fiscal 2009 legal expenditures would be approximately $19.0 million related to our defense in these two cases. Based on recent developments as discussed in more detail in Note 14 to our consolidated financial statements in Part 1, Item 1 of this report, we anticipate that those expenditures will now approximate $7.0 million for fiscal 2009.
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
We can be called upon by our private equity limited partnership investments to provide additional investment funds, the maximum amount being $3.4 million in the aggregate.
Financing activities
In December 2008 we announced an increase in our quarterly dividend to $0.185 per common share. We plan on paying a cash dividend that will require about $11.4 million each quarter based on our outstanding common stock at March 31, 2009. In fact, we recently declared our third quarter dividend which is payable on June 30, 2009, to shareholders of record as of close of business on June 16, 2009. We may use additional cash generated by the business to pay down our revolving credit facility, depending on our working capital needs. As discussed under investing activities, we may utilize availability under the revolving credit facility to finance acquisitions. We may also continue purchasing additional shares of our common stock, depending on market conditions.

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
Other Liquidity Matters
At March 31, 2009, we held $48.7 million in a portfolio of ARS (consisting of highly rated state and municipal bonds) recorded at fair value. We have estimated the current fair value of the portfolio using information provided by our investment advisors with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by our investment advisors will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of March 31, 2009, the underlying securities in the portfolio consist of creditworthy borrowers with AAA or A3 debt ratings. Recent market conditions and auction failures have adversely impacted the liquidity of these securities. The continuing effect of these conditions has led us to conclude that an orderly conversion of the portfolio into cash will likely take more than 12 months. Accordingly, we are classifying these securities as non-current. If current market conditions do not improve, or worsen, we may not be able to readily convert these securities to cash, and our earnings could suffer as a result. In November 2008 we received a Put from UBS that allows us to sell approximately $29.1 million of our existing auction rate securities (carrying value at March 31, 2009) at par value ($30.3 million at March 31, 2009) plus accrued interest. The Put has a carrying value based upon an estimated fair value of $1.2 million as of March 31, 2009. We may exercise the Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at anytime prior to expiration at their discretion. We currently expect to utilize the Put to liquidate the applicable ARS position. Although this is more than 12 months from now, we expect to classify this portion of our ARS portfolio as a component of working capital when the exercise period is fewer than twelve months away.
Although we are not scheduled to receive a payment under our note receivable (the “Note”) from Forethought over the next 12 months, we regularly evaluate the Note for impairment based upon collectability. If, based upon these evaluations, it is probable that the Note will not be paid in accordance with its terms, it is deemed impaired. Based upon information available to us regarding conditions existing on or prior to March 31, 2009, the Note is not impaired. We estimate the fair value of the Note based upon a comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk, adjusted for liquidity considerations. Although the Note is not impaired, we estimate that the fair value of the Note (and related interest receivable) has decreased from $105 million at September 30, 2008, to $100 million at March 31, 2009. This decrease in estimated fair value was caused by an increase in the required yield to maturity (discount rate) observed in the marketplace on comparable debt instruments. The model used in estimating the fair value of the Note primarily utilizes market data and is not intended to imply that some or all of the future payments due under the Note will not be collected when due from Forethought.
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements.
Contractual Obligations or Contingent Liabilities and Commitments
There have been no significant changes to our contractual obligations or contingent liabilities and commitments during the six months ended March 31, 2009, except as follows. During the six months ended March 31, 2009, our pension assets declined in value. Declines in plan asset values, if sustained, increase the likelihood we will need to make additional contributions to fund our pension obligations in the future. See our “12 Month Outlook” included within Liquidity and Capital Resources above for further discussion.
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
The following has become an additional critical accounting policy related to significant activities or agreements since we last reported to you in our Form 10-K as follows:
Performance Based Stock Compensation
During the six months ended March 31, 2009, we granted a substantial number of performance based restricted stock and units as described in the notes to our consolidated financial statements in Part I, Item 1 of this Form 10-Q. These awards vest when the performance criteria have been met rather than solely based upon continued employment. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to the new projection. The value of an award is based upon the fair value of our common stock at the date of grant. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, we record the expense associated with these awards on a straight-line basis over the vesting period (generally three years) based upon an estimate of projected performance. As a result, depending on what level we achieve within the performance criteria, our operating expenses may become more volatile as we approach the final performance measurement date.
Investments
We use the equity method of accounting for substantially all our private equity limited partnerships, with earnings or losses reported within the line item “Investment income (loss) and other” in our consolidated statements of income, including our portion of any unrealized gains or losses experienced by these affiliates. Earnings and carrying values for investments accounted for under the equity method are determined based upon financial statements provided by the investment companies.
Recently Adopted Accounting Standards
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The purpose of FSP No. FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for a market that is not active. It also allows for the use of our internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP No. FAS 157-3 did not change the objective of SFAS No. 157 which is to determine the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP No. FAS 157-3 was effective upon issuance. Our adoption of FSP No. FAS 157-3 did not have a material effect on our financial position, results of operations, cash flows or disclosures.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed. FSP No. FAS 157-4 does not include any specific disclosure requirements, but provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for financial assets. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt FSP No. FAS 157-4 for the quarter ended March 31, 2009. This adoption did not have a material impact on our consolidated financial statements, although it may impact the determination of fair value of applicable instruments in future periods.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities. The FSP changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment charge to be recorded in earnings. Additionally, this FSP expands and increases the disclosure requirements about other-than-temporary impairments to include: a) the cost basis of available-for-sale and held-to-maturity debt securities by major security type, b) the methodology and key inputs used to measure the portion of an other-than-temporary impairment related to credit losses by major security type and c) a schedule of activity of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment recognized in other comprehensive income. We elected to early adopt FSP No. FAS 115-2 and FAS 124-2 for the quarter ended March 31, 2009. This adoption did not have a material impact on our consolidated financial statements, although it may impact the amount of other-than-temporary impairment, if any, recorded in a future period.

In April 2009, the FASB issued FSP No. FAS 107, Interim Disclosures about Fair Value of Financial Instruments amending FAS 107, Disclosures about Fair Value of Financial Instruments and requires public companies to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim and annual financial statements. This FSP is effective for all interim and annual periods ending after June 15, 2009. We elected to early adopt FSP No. FAS 107 for the quarter ended March 31, 2009.
Recently Issued Accounting Pronouncements
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on employers’ disclosures about the plan assets of defined benefit plans pensions or other postretirement plans. The disclosures required by FSP No. FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risks within plan assets. The disclosures required by this staff position are effective for fiscal years ending after December 15, 2009, our fiscal 2011, with earlier application permitted. We are currently evaluating the impact of adoption of FSP No. FAS 132(R)-1, but do not anticipate that the adoption of FSP No. FAS 132(R)-1 will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. FSP No. 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that assets acquired or liabilities assumed be initially measured at fair value at the acquisition date. When fair value cannot be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies and FASB interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The disclosures required by this FSP are effective for fiscal years ending after December 15, 2008. We will adopt this FSP in connection with adoption of SFAS No. 141(R) on October 1, 2009, as outlined in our Form 10-K.

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
Other than as described below, there have been no significant changes to this information during the six months ended March 31, 2009, as outlined in our Form 10-K for the year ended September 30, 2008.
In November 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell a portion of our existing auction rate securities (“ARS”) in the future. Concurrently, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity, we have elected to reclassify the ARS related to the Put from “available-for-sale” to “trading” securities. Please see the notes to our consolidated financial statements in Part I, Item 1 for important information regarding the Put and related ARS.
We have an outstanding note receivable (the “Note”) and related interest receivable from Forethought Financial Group, Inc. (“Forethought”) with an aggregate carrying value of $136.5 million as of March 31, 2009. Should Forethought underperform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted, resulting in a material adverse impact on our financial condition and results of operations. We currently do not expect this to be the case. We estimate the fair value of the Note based upon a comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk, adjusted for liquidity considerations. Although the Note is not impaired, we estimate that the fair value of the Note (and related interest receivable) has decreased from $105 million at September 30, 2008, to $100 million at March 31, 2009. This decrease in estimated fair value was caused by a 2% increase in the required yield to maturity (the discount rate) observed in the marketplace on comparable debt instruments. This change in fair value of the Note is not intended to imply that some or all of the future payments due under the Note will not be collected when due from Forethought.
Item 4T. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Our material legal proceedings are described in detail in Note 14 to our consolidated financial statements in Part I, Item 1 of this report. You should read that note carefully to understand the background and current status of those matters.
Batesville Antitrust Litigation
As indicated in Note 14 to our consolidated financial statements, if a class were certified in the FCA matter and if the plaintiff were to prevail at trial, damages that could be awarded, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. We continue to believe that we have committed no wrongdoing as alleged by the plaintiff and that we have meritorious defenses to class certification and to plaintiff underlying allegations and damage theories, which we are asserting vigorously.
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Form 10-K for the year ended September 30, 2008. Other than the matter related to Pioneer Valley Casket Co discussed in Note 14 to our consolidated financial statements in Part I, Item 1 of this report, there have been no material changes to the risk factors described in that report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities in the six months ended March 31, 2009.
ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	of Shares
			Part of	That May Yet
		Average	Publicly	be Purchased
	Total Number	Price Paid	Announced	Under the
	of Shares	Per	Plans or	Plans
Period	Purchased	Share*	Programs **	or Programs
January 2009	356,695	$17.52	965,825	$81,250,009
February 2009	—	—	—	—
March 2009	—	—	—	—

Total	356,695	$17.52	965,825	$81,250,009

*	Includes commissions paid.

**
On July 24, 2008, our Board of Directors approved the repurchase of $100 million of common stock. As of March 31, 2009, we had repurchased approximately 1.0 million shares for $18.7 million. The stock repurchase approval has no expiration date, and there was no termination or expiration of the stock repurchase plan during the quarter ended March 31, 2009.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of shareholders on February 11, 2009. Matters voted upon were: (a) the election of three directors nominated for a three-year term expiring in 2012, (b) approval of the Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives, and (c) the ratification of the appointment of PricewaterhouseCoopers LLP, as the Company’s independent registered public accounting firm.

	Voted
	For	Withheld
Election of directors in Class 1 for terms expiring in 2012:
William J. Cernugel	51,339,628	5,474,172
R Eduardo R. Menasce	47,301,161	9,512,640
Stuart A. Taylor, II	51,326,000	5,487,800
Messrs. Mark C. DeLuzio, James A. Henderson, F. Joseph Loughrey, and Ray J. Hillenbrand continue to serve as Class II directors. Messrs. Kenneth A. Camp, W August Hillenbrand, and Thomas H. Johnson will continue to serve as Class III Directors.

	Voted	Voted
	For	Against	Abstained
Proposal to approve the Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives:	51,498,905	4,319,170	995,725

	Voted	Voted
	For	Against	Abstained
Proposal to ratify PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm	56,684,468	100,677	28,656
Item 6. EXHIBITS
The exhibits filed with this report are listed on the Exhibit Index, which is incorporated herein by reference.
In reviewing any agreements included as exhibits to this report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.
DATE: May 11, 2009	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese Senior Vice President and Chief Financial Officer

DATE: May 11, 2009	BY:	/s/ Theodore S. Haddad, Jr
Theodore S. Haddad, Jr Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 11, 2009)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.