Form 10-Q
period 2009-06-30
Hillenbrand, Inc.
filed 2009-08-12
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
Commission File No. 001-33794
HILLENBRAND, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	26-1342272 (I.R.S. Employer Identification No)

One Batesville Boulevard Batesville, IN (Address of principal executive offices)	47006 (Zip Code)
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
Common Stock, without par value — 61,827,707 shares as of July 31, 2009.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues	$158.7	$165.0	$496.0	$519.3
Cost of goods sold	92.7	98.6	285.9	302.8

Gross profit	66.0	66.4	210.1	216.5
Operating expenses (including separation costs; see Note 6)	27.3	28.4	87.8	99.2

Operating profit	38.7	38.0	122.3	117.3
Interest expense	(0.3)	(1.4)	(1.8)	(1.4)
Investment income (loss) and other	1.9	4.4	4.2	3.9

Income before income taxes	40.3	41.0	124.7	119.8
Income tax expense	14.9	14.3	45.0	45.8

Net income	$25.4	$26.7	$79.7	$74.0

Income per common share-basic and diluted	$0.41	$0.42	$1.29	$1.18
Dividends per common share*	$0.185	$0.1825	$0.555	$0.1825

Average common shares outstanding — basic and diluted	61.7	62.5	61.8	62.5

*	Our first dividend as a stand-alone public company was paid June 30, 2008.
See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(amounts in millions)

	June 30,	September 30,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$28.8	$14.7
Trade accounts receivable, net	84.6	88.4
Inventories	43.7	48.6
Deferred income taxes	19.2	22.4
Other current assets	10.7	7.5

Total current assets	187.0	181.6
Property, net	86.5	90.8
Intangible assets, net	17.2	19.7
Auction rate securities and related Put right (Note 4)	49.6	51.1
Note receivable from Forethought Financial Group, Inc.	139.5	130.4
Investments	18.5	25.2
Deferred income taxes	20.9	19.7
Other assets	21.4	26.8

Total Assets	$540.6	$545.3

LIABILITIES
Current Liabilities
Revolving credit facility	$80.0	$100.0
Trade accounts payable	12.8	15.8
Accrued compensation	23.7	24.6
Accrued customer rebates	17.2	20.4
Other current liabilities	15.8	20.8
Due to Hill-Rom Holdings, Inc.	0.1	4.4

Total current liabilities	149.6	186.0
Deferred compensation, long-term portion	4.7	7.0
Accrued pension and postretirement healthcare, long-term portion	27.5	33.5
Other long-term liabilities	32.9	30.4

Total Liabilities	214.7	256.9

Commitments and contingencies (Note 14)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 199.0 shares authorized; 62.8 and 62.4 shares issued, 61.8 and 62.1 shares outstanding at June 30, 2009 and September 30, 2008, respectively	—	—
Additional paid-in-capital	296.4	286.4
Retained earnings	68.2	23.0
Treasury stock, at cost; 1.0 and 0.3 shares at June 30, 2009 and September 30, 2008, respectively	(18.4)	(6.2)
Accumulated other comprehensive loss	(20.3)	(14.8)

Total Shareholders’ Equity	325.9	288.4

Total Liabilities and Shareholders’ Equity	$540.6	$545.3

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(amounts in millions)

	Nine Months Ended
	June 30,
	2009	2008
Operating Activities:
Net income	$79.7	$74.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	13.8	14.1
(Benefit) provision for deferred income taxes	(1.2)	1.0
Net gain on disposal of property	(0.1)	(0.1)
Interest income on note receivable from Forethought Financial Group, Inc.	(9.1)	(2.8)
Equity in net (income) loss from affiliates	5.7	(0.4)
Distribution of earnings from affiliates	0.4	—
Stock based compensation	5.5	0.5
Trade accounts receivable	3.2	5.2
Inventories	4.6	(2.9)
Other current assets	2.1	(3.8)
Trade accounts payable	(2.9)	(4.2)
Accrued expenses and other current liabilities	(7.5)	4.1
Income taxes prepaid or payable	(2.8)	17.5
Amounts due to/from Hill-Rom Holdings, Inc.	—	(11.1)
Defined benefit plan funding	(9.0)	(1.3)
Deferred compensation	(2.5)	(0.5)
Other, net	5.0	1.5

Net cash provided by operating activities	84.9	90.8

Investing Activities:
Capital expenditures	(7.1)	(6.1)
Proceeds on disposal of property	0.2	0.3
Payment for acquisition of business, net of cash acquired	—	(0.4)
Proceeds from sale or redemption of auction rate securities	1.8	2.7
Capital contributions to affiliates	(0.6)	—
Return of investment capital from affiliates	2.1	0.6

Net cash used in investing activities	(3.6)	(2.9)

Financing Activities:
Proceeds from revolving credit facility	40.0	250.0
Repayments on revolving credit facility	(60.0)	(140.0)
Deferred financing costs and other	(0.1)	(0.9)
Payment of dividends on common stock	(34.2)	(11.4)
Purchase of common stock	(12.5)	—
Net change in advances to former parent	—	(290.3)
Cash received from parent in connection with separation	—	125.4
Proceeds on issuance of common stock	—	0.4

Net cash used in financing activities	(66.8)	(66.8)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	—

Net cash flows	14.1	21.1

Cash and cash equivalents:
At beginning of period	14.7	11.9

At end of period	$28.8	$33.0

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Notes to Consolidated Financial Statements (Unaudited)
1.	Background and Basis of Presentation

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the fiscal year ended September 30, 2008. In the opinion of management, these financial statements reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of our operations and our cash flows as of the dates and for the periods presented.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities as of the dates presented. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, the collectability of our note receivable from Forethought Financial Group, Inc. (“Forethought”), the establishment of reserves related to our customer rebates, allowance for doubtful accounts and early pay discounts, income taxes, accrued litigation, self insurance reserves, the estimation of progress towards performance criteria under our incentive compensation programs, and the estimation of fair value associated with our auction rate securities (“ARS”) and investments in various equity securities.

2.	Summary of Significant Accounting Policies

The accounting policies used in preparing these financial statements, unless otherwise noted, are consistent with the accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The following represent additions to our significant accounting policies as described in our previously filed Form 10-K:

Performance Based Stock Compensation

During the first quarter of fiscal year 2009, we began granting performance based restricted stock and units (collectively “PBUs”) instead of restricted stock units (“RSUs”), which were historically contingent upon continued employment and generally vest over a period of five years. These PBUs are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk compensation, (iv) delineate clear accountabilities and (v) ensure competitive compensation. We believe that this blend of compensation components provides the Company’s leadership team with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company. The vesting of PBUs is contingent upon the creation of shareholder value measured using a discounted cash flow model during a cumulative three-year time period and a corresponding service requirement. The value of an award is based upon the fair value of our common stock at the date of grant. Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the PBU table in Note 11. We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection. As a result, depending on the degree to which we achieve the performance criteria, our expenses related to the PBUs may become more volatile as we approach the final performance measurement date at the end of the three year period.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities. The FSP changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment charge to be recorded in earnings. Additionally, this FSP expands and increases the disclosure requirements about other-than-temporary impairments to include: a) the cost basis of available-for-sale and held-to-maturity debt securities by major security type, b) the methodology and key inputs used to measure the portion of an other-than-temporary impairment related to credit losses by major security type and c) a schedule of activity of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment recognized in other comprehensive income. We elected to early adopt FSP No. FAS 115-2 and FAS 124-2 for the quarter ended March 31, 2009. This adoption did not have a material impact on our consolidated financial statements, although it may impact the amount of other—than-temporary impairments, if any, recorded in a future period.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009. Further, in connection with preparation of the consolidated financial statements and in accordance with this guidance, management completed its evaluation of subsequent events through August 10, 2009.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This statement applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP No. FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP No. FAS 142-3 applies prospectively to all intangible assets newly acquired during fiscal years beginning after December 15, 2008, our fiscal year ended September 30, 2010, and interim periods within those fiscal years; early adoption is prohibited. Additional disclosures are required for all capitalized intangible assets as of the effective date. We do not anticipate that the adoption of FSP No. FAS 142-3 on October 1, 2009, will have a material impact on our consolidated financial statements, although it may impact the determination of the useful life of intangible assets acquired after September 30, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on employers’ disclosures about the plan assets of defined benefit plans, pensions or other postretirement plans. The disclosures required by FSP No. FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risks within plan assets. The disclosures required by this staff position are effective for fiscal years ending after December 15, 2009, our fiscal 2010, with earlier application permitted. We are currently evaluating the impact of adoption of FSP No. FAS 132(R)-1, but do not anticipate that the adoption of FSP No. FAS 132(R)-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. FSP No. 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that assets acquired or liabilities assumed be initially measured at fair value at the acquisition date. When fair value cannot be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The disclosures required by this FSP are effective for fiscal years ending after December 15, 2008. We will adopt this FSP in connection with our adoption of SFAS No. 141(R) on October 1, 2009, as outlined in our previously filed Form 10-K.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, completing its accounting standards codification (the “Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore in our financial statements to be filed on Form 10-K for the fiscal year ended September 30, 2009, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it will not have any impact on our consolidated financial statements.

3.	Supplemental Balance Sheet Information
The following information pertains to significant assets at June 30, 2009 and September 30, 2008, respectively.

	June 30,	September 30,
(amounts in millions)	2009	2008

Allowance for possible losses and discounts on trade accounts receivable	$17.5	$16.1

Inventories:
Raw materials and work in process	$10.3	$10.5
Finished products	33.4	38.1

Total inventories	$43.7	$48.6

Accumulated depreciation on property	$235.8	$227.2

Accumulated amortization of intangible assets	$24.2	$21.5

4.	Auction Rate Securities (“ARS”) and Related Put Right

In November 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell to UBS $28.6 million (fair value at June 30, 2009) of our existing ARS at par value ($30.3 million at June 30, 2009) plus accrued interest. We may exercise this Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at any time prior to expiration at their discretion.

Since the Put has value, we are required to record it on our books as an asset. Therefore, in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, we have elected to report the Put at its estimated fair value and record related changes in fair value as a component of “Investment income (loss) and other” within the consolidated statements of income. Also, because we now intend to sell these securities to UBS at par value, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have elected to reclassify the ARS related to the Put from “available-for-sale” to “trading” securities. As trading securities, the changes in fair value corresponding to the UBS related ARS (previously recorded as a component of accumulated other comprehensive loss) are now recorded as a component of “Investment income (loss) and other” within our consolidated statements of income. We made these elections so that the effects of changes in the fair value of the UBS related ARS and the related Put would substantially offset within our statement of income, thereby limiting the volatility we might otherwise experience. At June 30, 2009, $19.3 million of our ARS continue to be classified as available-for-sale.

The following table presents the activity related to our ARS and the Put right:

	ARS		Put		(Gain)
(amounts in millions)	A	B	Right C	AOCL D	Loss E
Balance at September 30, 2008	$51.1	$—	$—	$1.6
Change in fair value (prior to receipt of Put right)	(4.5)	—	—	4.5
Gain on receipt of Put right	—	—	3.7	—	$(3.7)
Transfer to trading securities	(26.8)	26.8	—	(3.8)	3.8

Change in fair value (subsequent to receipt of Put right)	1.0	2.1	(2.0)	(1.0)	(0.1)
Purchases	—	—	—	—	—
Sales or redemptions	(1.5)	(0.3)	—	—	—

Balance at June 30, 2009	$19.3	$28.6	$1.7	$1.3

Net loss included within “Investment income (loss) and other” during the nine months ended June 30, 2009					$—

A —	Auction rate securities; available-for-sale, at fair value

B —	Auction rate securities; trading, at fair value

C —	Put right; at fair value

D —	AOCL; amount included within accumulated other comprehensive loss (pre-tax)

E —	(Gain) loss included within “Investment income (loss) and other” (pre-tax)

5.	Financing Agreement

As of June 30, 2009, we (i) had $7.5 million in outstanding undrawn letters of credit under our revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $312.5 million of remaining borrowing capacity available under the facility. During the three month and nine month periods ended June 30, 2009, the applicable weighted average interest rates were 0.8% and 1.7%, respectively. The availability of borrowings under the facility is subject to our ability at the time of borrowing to meet certain specified conditions.

6.	Transactions with Hill-Rom Holdings, Inc. (“Hill-Rom”)
Allocation of Corporate Expenses

For the quarterly periods prior to April 1, 2008, the operating expenses within our consolidated statements of income include allocations from Hill-Rom, our former parent company, for certain Hill-Rom retained corporate expenses including treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, board of directors, information technology, other shared services, and certain severance costs. These allocations were determined on bases that management considered to be reasonable reflections of the utilization of services provided to or the benefits received by us. The allocation methods were based on revenues, headcount, square footage, actual utilization applied to variable operating costs, and specific identification based upon actual costs incurred when the nature of the item or charge was specific to us. Hill-Rom allocated corporate costs included in our consolidated statements of income for the nine month period ended June 30, 2008 were $7.4 million.

Separation Costs

In addition to the allocated corporate expenses described above, we incurred or were allocated costs related to the separation from Hill-Rom. Separation costs recorded during the three months ended June 30, 2009, were insignificant. Separation costs recorded during the three months ended June 30, 2008 were $0.1 million. Separation costs recorded during the nine months ended June 30, 2009 and 2008, were $0.1 million and $14.2 million, respectively. These costs consisted primarily of investment banking and advisory fees, legal, accounting, recruiting, and consulting fees allocated based upon revenue or specific identification. These costs also include the modification and acceleration charges related to stock based compensation described below.

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

7.	Retirement and Postemployment Benefits
Defined Benefit Plans

Components of net pension costs were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(amounts in millions)	2009	2008	2009	2008
Service costs	$0.9	$0.9	$2.5	$3.1
Interest costs	3.2	3.1	9.5	8.2
Expected return on plan assets	(3.3)	(3.3)	(9.9)	(9.1)
Amortization of unrecognized prior service costs, net	0.2	0.2	0.6	0.5

Net pension costs	$1.0	$0.9	$2.7	$2.7

The net postretirement healthcare costs recorded during the three months ended June 30, 2009 and 2008, were $0.2 million and $0.3 million, respectively. The net postretirement healthcare costs recorded during the nine months ended June 30, 2009 and 2008, were $0.8 million and $1.0 million, respectively.

During the quarter ended June 30, 2009, we made a discretionary contribution to our pension plan in the amount of $7.8 million.

Defined Contribution Plans

For the three months ended June 30, 2009 and 2008, we recorded expenses related to our defined contribution plans in the amounts of $1.3 million and $1.1 million, respectively. For the nine months ended June 30, 2009 and 2008, we recorded expenses related to our defined contribution plans in the amounts of $3.7 million and $3.5 million, respectively.

8.	Income Taxes

The effective tax rate for the three months ended June 30, 2009 and 2008, was 36.8% and 34.9%, respectively and 36.1% and 38.2%, for the nine months ended June 30, 2009 and 2008, respectively. The 1.9% increase in the quarterly effective tax rate was attributable to lower tax exempt interest income and higher state income tax rates based on recently filed returns. The decrease in the effective tax rates for the nine months period ended June 30, 2009, was primarily due to the non-deductible separation costs we incurred during the prior fiscal year.

The activity within our reserve for unrecognized tax benefits was as follows:

(amounts in millions)
Balance at September 30, 2008	$6.0
Additions for tax positions related to the current year	1.3
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2009	$7.3

Other amount accrued at June 30, 2009 for interest and penalties	$1.5

9.	Income per Common Share

The calculation of basic and diluted net income per common share and shares outstanding for the periods presented prior to April 1, 2008, is based on the number of shares outstanding at March 31, 2008 (plus unissued fully vested common shares). There is no dilutive impact from common stock equivalents for periods prior to April 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effects of our time based restricted stock units and stock option awards are included in the computation of diluted net income per share in periods subsequent to March 31, 2008. At June 30, 2009, potential dilutive effects of these securities representing approximately 2.1 million common shares were excluded from the computation of income per common share as their effects were anti-dilutive. The dilutive effects of our performance based stock awards more fully described in Note 11 are included in the computation of diluted net income per share when the related performance criteria are met. At June 30, 2009, potential dilutive effects of these securities representing approximately 0.6 million common shares were excluded from the computation of income per common share as the related performance criteria had not been met, although they may be met in future periods. There is no significant difference in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards for the three month and nine month periods ended June 30, 2009 and 2008.

10.	Shareholders’ Equity

During the nine months ended June 30, 2009, we paid cash dividends of $34.2 million, purchased 0.7 million shares of our common stock for $12.5 million, and issued 0.4 million shares of our common stock pursuant to our stock incentive plans.

11.	Stock Based Compensation

We have stock based compensation plans (including the Stock Incentive Plan, the Board of Directors Deferred Compensation Plan, and the Executive Deferred Compensation Program) under which 4,785,436 common shares are registered and available for issuance. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of June 30, 2009, options with respect to 2,245,276 shares were outstanding under these plans. In addition, a total of 883,723 RSUs and PBUs (both defined below) were outstanding, and a total of 277,221 common shares have been either issued or utilized under these plans as of June 30, 2009.

Compensation costs and the related income tax benefit charged against income (including the modification and acceleration charges recorded in connection with the separation during fiscal 2008 previously discussed in Note 6) were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(amounts in millions)	2009	2008	2009	2008

Stock based compensation costs	$1.2	$0.5	$5.4	$6.4
Income tax benefit	0.4	0.2	2.0	2.4

Stock based compensation costs, net-of-tax	$0.8	$0.3	$3.4	$4.0

Stock Options

The following table provides a summary of outstanding stock option awards:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding at September 30, 2008	1,886,033	$23.68
Granted	523,510	14.90
Exercised	—	—
Forfeited	(13,671)	20.57
Expired	(150,596)	24.24

Outstanding at June 30, 2009	2,245,276	$21.62

Exercisable at June 30, 2009	1,317,189	$23.45

As of June 30, 2009, approximately $2.3 million of unrecognized stock based compensation was associated with our unvested stock options expected to be recognized over a weighted average period of 1.8 years. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of June 30, 2009, the average remaining life of the outstanding stock options was 6.5 years with an aggregate intrinsic value of $0.8 million. As of June 30, 2009, the average remaining life of the exercisable stock options was 4.7 years with an aggregate intrinsic value of less than $0.1 million.

Restricted Stock Units (RSUs) and Performance Based Restricted Stock Units (PBUs)

The value of RSUs and PBUs in our common stock is the fair value at the date of grant. A summary of the unvested RSU and PBU activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted
	Maximum	Average
	Number of	Grant Date
	Share Units	Fair Value
Unvested RSUs at September 30, 2008	137,708	$22.96
Granted	46,592	18.66
Vested	(96,253)	19.88
Forfeited	(3,504)	22.35

Unvested RSUs at June 30, 2009	84,543	$24.12

Unvested PBUs at September 30, 2008	16,755	$27.97
Granted	587,038	14.89
Vested	—	—
Forfeited	(6,894)	14.89

Unvested PBUs at June 30, 2009	596,899	$15.26

As of June 30, 2009, approximately $1.4 million and $3.9 million of unrecognized stock based compensation was associated with our unvested RSUs and PBUs (based upon projected performance to date), respectively. These costs are expected to be recognized over a weighted average period of 3.5 years and 2.0 years, respectively. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of June 30, 2009, the outstanding RSUs and PBUs had an aggregate intrinsic value of $4.5 million and $9.9 million, respectively.

Dividends payable in stock accrue on both RSUs and PBUs and are subject to the same specified terms as the original grants. As of June 30, 2009, a total of 18,161 stock units had accumulated on unvested RSUs and PBUs due to dividend reinvestments and are excluded from the tables above.

Vested Deferred Stock

Past stock based compensation programs, like the current RSU and PBU programs, allowed deferrals after vesting to be set-up as deferred stock. As of June 30, 2009, 184,120 of our shares had been deferred, fully vested and payable in our common stock under our stock based compensation programs and are excluded from the tables above.

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

The components of comprehensive income, each net of tax (corresponding to income tax rates from between 35% to 39%, excluding foreign currency translation adjustment), were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(amounts in millions)	2009	2008	2009	2008
Net income	$25.4	$26.7	$79.7	$74.0
Foreign currency translation adjustment	1.4	0.5	(1.4)	1.1
Changes in net unrealized gains on derivative instruments	(1.0)	—	(0.6)	0.1
Changes in net unrealized gains on available-for-sale securities	0.2	(1.0)	0.8	(1.0)
Changes in items not recognized as a component of net pension and postretirement healthcare cost	0.1	0.3	0.3	(5.4)

Comprehensive income	$26.1	$26.5	$78.8	$68.8

The components of accumulated other comprehensive loss, each net of tax (corresponding to income tax rates from between 35% to 39%, excluding cumulative foreign currency translation adjustment), were as follows:

	June 30,	September 30,
(amounts in millions)	2009	2008
Cumulative foreign currency translation adjustment	$(4.0)	$(2.6)
Net unrealized gain (loss) on derivative instruments	(0.3)	0.3
Net unrealized gain (loss) on available-for-sale securities	(0.8)	3.0
Items not recognized as a component of net pension and postretirement healthcare costs	(15.2)	(15.5)

Accumulated other comprehensive loss	$(20.3)	$(14.8)

13.	Investment Income (Loss) and Other
The components of investment income (loss) and other were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(amounts in millions)	2009	2008	2009	2008
Interest income on cash and cash equivalents	$0.1	$0.5	$0.2	$0.6
Interest income on note receivable from Forethought	3.0	2.8	9.1	2.8
Interest income on ARS	0.1	0.5	0.8	0.5
Equity in net income (loss) of affiliates	(1.2)	0.4	(5.7)	0.4
Foreign currency exchange income (loss)	0.1	0.1	—	(0.9)
Other, net	(0.2)	0.1	(0.2)	0.5

Investment income (loss) and other	$1.9	$4.4	$4.2	$3.9

14.	Commitments and Contingencies
Antitrust Litigation

Class certification hearings in the FCA Action and the Pioneer Valley Action were held before a Magistrate Judge in early December 2006. As explained in our previously filed Form 10-K for the fiscal year ended September 30, 2008, in 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and its former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc., and three national funeral home businesses (the “FCA Action”). A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). On November 24, 2008, the Magistrate Judge recommended that the plaintiffs’ motions for class certification in both cases be denied. On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by the all of the judges sitting on the Fifth Circuit Court of appeals.)

The Pioneer Valley plaintiffs did not appeal the District Court’s order denying class certification, and on April 29, 2009, pursuant to a stipulation among the parties, the District Court dismissed the Pioneer Valley Action with prejudice (i.e., Pioneer Valley cannot appeal or otherwise reinstitute the case). Neither the Company nor Hill-Rom provided any payment or consideration for the plaintiffs to dismiss this case, other than agreeing to bear their own costs, rather than pursuing plaintiffs for costs.

Plaintiffs in the FCA Action generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent, based on approximately one million casket purchases by the purported class members.

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

Despite the July 29, 2009 ruling, the FCA plaintiffs may continue to seek reversal of the Fifth Circuit’s ruling by filing for an appeal with the United States Supreme Court or though other procedural avenues. Should the FCA plaintiffs succeed in their efforts to obtain a reversal of the District Court order denying class certification and a class is certified in the FCA Action filed against Hill-Rom and Batesville and if the plaintiffs prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA Action the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. As discussed in our previously filed Form 10-K, we and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom.

If the FCA plaintiffs do not succeed in reversing the District Court’s order denying class certification, they may, among other things, still seek to pursue their individual injunctive or damages claims. Their individual damages claims would be limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of ten casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs.

To date, we have incurred approximately $22.3 million in legal and related costs associated with the FCA matter, of which $2.1 million were incurred in the nine months ended June 30, 2009.

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

On February 26, 2009, the plaintiff filed a Motion for Class Certification advancing arguments only with respect to Batesville’s split-top gasketed caskets; thereby narrowing the scope of his claims and effectively dropping claims pertaining to Batesville’s full top caskets. On August 10, 2009, the District Court denied class certification in the case. The plaintiffs may seek to appeal the class certification decision or may choose to pursue individual claims. Regardless, we believe the claims are without merit and will continue to vigorously defend the case. It is not unusual to have multiple copycat class actions suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations could be brought against us. One such suit, styled Robert Haught v. Batesville Casket Company, Inc., was filed on August 4, 2009, in the United States District Court for the Middle District of Florida. We have not yet been able to evaluate that case.

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

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is virtually certain that actual costs will differ from those estimates.
15.	Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.

The carrying amount of the private equity limited partnerships, included as a component of “Investments” within our consolidated balance sheet, was $14.9 million at June 30, 2009. The fair value of equity method investments is not readily available.

The carrying amount of other equity investments, included as a component of “Investments” within our consolidated balance sheet, was $3.6 million at June 30, 2009, and approximates fair value. The fair value was determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of management judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange.

Auction rate securities and the related Put right are carried at estimated fair value. We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date.

We estimate the fair value of the note receivable from Forethought based upon comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk adjusted for liquidity considerations. Based upon market data available to us, we estimate that the fair value of the note and accrued interest is approximately $100 million based upon an estimated yield to maturity of approximately 16% as of June 30, 2009. This is approximately $39 million below its carrying value at June 30, 2009. An increase or decrease of 1% in the discount rate utilized to estimate the fair value of the note (including interest receivable) would indicate a change in fair value of approximately $6 million.

The fair value of our credit facility is estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our debt. As of June 30, 2009, the fair value of our credit facility was estimated to be approximately $73.3 million.

16.	Fair Value Measurements

The Company adopted SFAS No. 157 effective October 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. As permitted by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we deferred the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until October 1, 2010. The full adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

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

As of June 30, 2009, all significant assets or liabilities that are carried at fair value within our consolidated financial statements consist of ARS ($47.9 million) and a related Put right ($1.7 million), which are valued based upon Level 3 inputs, and derivative instruments ($0.4 million) which are valued based upon Level 2 inputs. We have no other significant assets or liabilities that are carried at fair value within our financial statements (other than cash equivalents) as of June 30, 2009. In addition, we disclose in Note 15 the fair value of our note receivable from Forethought, other equity investments, and credit facility, which are also based upon Level 3 inputs.

While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have a readily determinable market value. At June 30, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income” approach) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of June 30, 2009, interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. We valued the Put right based upon the difference between the par value and the fair value of ARS on a present value basis, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. See the table in Note 4 for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets from September 30, 2008 to June 30, 2009.

We estimate that the fair value of the note receivable from Forethought (and related interest receivable) has decreased from $105 million at September 30, 2008 to $100 million at June 30, 2009. This change was caused by two components. The estimated fair value increased by approximately $10 million due to the natural decline in the period to maturity (closer to the collection date). This increase was more than offset by an increase of approximately 3% in the required yield to maturity (discount rate) observed in the marketplace on comparable debt instruments (adjusted for a liquidity premium).

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
Accordingly, in this Form 10-Q, we may say something like,
“We anticipate that the burial rate will be flat to slightly declining in future years.”
That is a forward-looking statement, as indicated by the word “anticipate” and by the clear meaning of the sentence.
Other words that could indicate we’re making forward-looking statements include the following:

intend	believe	plan	expect	may	goal
become	pursue	estimate	will	forecast	continue
targeted	anticipate	promise	improve	progress	potential
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
For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 9, 2008 and Part II, Item 1A of this Form 10-Q. We assume no obligation to update or revise any forward-looking statements.
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
Background, Death Care Industry Trends, and Strategy and Results
Except as described below under “Recent Factors Impacting our Business,” there have been no significant long-term changes to this information during the nine month period ended June 30, 2009, as outlined in our previously filed Form 10-K for the fiscal year ended September 30, 2008.

Recent Factors Impacting our Business
•
The first three quarters of this fiscal year have been very volatile. While our first quarter revenues were reasonably in line with our expectations (up 2.2% over the same period last year), our second quarter results saw a significant decrease in our revenues (down 10.8% over the same period last year). Although a much milder pneumonia and influenza season played a role in the second quarter decrease in the number of deaths, we now believe that increased cremation rates are playing a larger role in reducing casketed deaths based upon information we have been able to gather in the marketplace. This estimated increase in the cremation rate may be a result of how consumers and our customers are responding to recessionary pressures. It should be noted, however, that the volatile economic environment is creating a higher degree of uncertainty about our ability to accurately estimate the rate at which consumers are choosing cremations and the impact that cremations are having on the number of burials. We believe these factors increased competition for the remaining casket volume causing our competitors to become more aggressive in their pricing actions, particularly in lower priced areas of our product offering. This market assessment and these competitive dynamics appear consistent with the recent public reports from our competitors and customers. We took and continue to take actions to protect our market position, including additional sales promotions, readjustment of our production capacity, and the use of our lean business expertise.

During the third quarter our revenues decreased $6.3 million, or 3.8%, over the same period last year. Despite the fact that the number of deaths is reported to be down over the same period last year, our responses to market conditions that developed during the second quarter appear to have successfully regained our market position. However, it is unclear whether the severity of the economic recession will have a long-term effect on the buying patterns of our customers or cremation rates. See our analysis of recent results of operations below for further discussion.

•
We experienced cost decreases for commodities used in manufacturing during the three months ended June 30, 2009, over the same period last year. These cost decreases were largely attributable to reduced prices paid for carbon and stainless steel. While these commodity prices have come down from their highs during fiscal 2008, during the nine months ended June 30, 2009 we experienced higher prices for commodities over the same period last year due to the timing of when the prices we pay went into effect. Although it is difficult to predict with certainty where these prices will go over time, based on commodity prices we experienced during the last quarter, we expect full year commodity costs to be flat over last fiscal year. In addition we expect the favorable effects from diesel fuel prices we have experienced throughout fiscal 2009 as compared to fiscal 2008 to continue in the near term. See our analysis of recent results of operations below for further discussion.

•
As previously reported, a self-styled consumer advocacy group, the Funeral Consumers Alliance, and several consumers who had purchased Batesville caskets had filed a consolidated purported class-action lawsuit against Batesville Casket Company, Hill-Rom Holdings, and three of Batesville’s funeral home customers, alleging that the defendants violated antitrust laws. A related lawsuit was filed by four current and former independent casket retailers, alleging similar violations. On March 26, 2009, a United States District Judge in the Southern District of Texas (Houston), denied class certification in both lawsuits. After these rulings, the casket retailers dismissed their case with prejudice, while the Funeral Consumers Alliance plaintiffs filed a petition to appeal the ruling in their case. The Fifth Circuit’s June 19, 2009 order denied that petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by the all of the judges sitting on the Fifth Circuit Court of appeals.)

In addition to the above, Batesville Casket Company is involved in a case in Arkansas, Garry Clayton v. Batesville Casket Company, Inc., in which the plaintiffs are asserting a number of claims related to Batesville’s warranties related to our gasketed caskets. The plaintiffs were seeking to have a state-wide class certified as to the claims. On August 10, 2009, the District Court denied class certification in that matter.

For a full discussion of these significant developments, see Note 14 to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

•
During the three and nine months ended June 30, 2009, we recognized net losses of $1.2 million and $5.7 million from the limited partnership investments, respectively, that were transferred to us in connection with our separation from Hill-Rom last year. These losses resulted from decreases in the fair value of the investment portfolios of the partnerships. We believe their losses are being caused primarily by the current economic environment.

•
During the nine months ended June 30, 2009, our pension assets declined in value by 9.4%, from $146.7 million to $132.9 million (prior to our current year discretionary contribution). During the three months ended June 30, 2009, we made a discretionary contribution to our pension plans in the amount of $7.8 million to improve our funding levels. This significantly reduced net cash provided by operating activities during this quarter.

Consolidated Results of Operations
In this section, we provide an analysis of the significant items impacting our Company’s results.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three		Three
	Months		Months
	Ended		Ended
	June 30,		June 30,
(amounts in millions)	2009	% of Revenues	2008	% of Revenues
Net revenues	$158.7	100.0	$165.0	100.0
Cost of goods sold	92.7	58.4	98.6	59.8

Gross profit	66.0	41.6	66.4	40.2
Operating expenses	27.3	17.2	28.3	17.2
Separation costs	—	—	0.1	—

Operating profit	38.7	24.4	38.0	23.0
Interest expense	(0.3)	(0.2)	(1.4)	(0.8)
Investment income (loss) and other	1.9	1.2	4.4	2.7

Income before taxes	40.3	25.4	41.0	24.9
Income tax expense	14.9	9.4	14.3	8.7

Net income	$25.4	16.0	$26.7	16.2

Revenue — Our net revenues for the quarter decreased $6.3 million, or 3.8%, from the same period last year. Burial unit volume decreased 4.7% compared to the same period last year, and was the primary contributor to a reduction in revenue of $9.0 million. As discussed earlier under “Recent Factors Impacting our Business”, we believe this volume decrease was attributable to a lower number of reported deaths, increased cremation rates, and aggressive price competition. The continued unfavorable effect of downward product mix further reduced revenues $4.9 million from the same period last year. Partially offsetting these effects, the Batesville brand continued to drive the favorable effects of price realization, which increased revenue by $9.4 million over the same period last year. We expect to see continuing favorable price realization through the end of fiscal 2009, offset by continued downward product mix and volume declines over the same period last year. We cannot predict to what degree these factors will offset. Finally, we also experienced the unfavorable impact of currency fluctuations during the quarter from a stronger U.S. dollar, primarily compared to the Canadian dollar. This unfavorably impacted revenue by $1.8 million over the same period last year. We cannot predict how currency rates will move either to help or hurt our results in the future.
Cost of Goods Sold — Our cost of goods sold decreased $5.9 million, or 6.0%, including a $3.2 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost decreases over the same period last year of $1.5 million related primarily to lower commodity costs, most notably carbon and stainless steel. An increase of $1.5 million in costs was attributable to other categories across our manufacturing activities. We also experienced a $2.7 million decrease in our distribution operations of which $1.9 million related to fuel costs. We are continuing to execute Continuous Improvement initiatives to further reduce our costs.
Operating Expenses — Operating expenses decreased $1.0 million, or 3.5%, excluding one-time separation costs. We are better able to analyze our operating cost structure without non-recurring effects of the separation. The primary drivers were a reduction to our legal fees of $0.6 million related to the antitrust lawsuits and a decrease in sales compensation and benefits of $0.8 million related to lower revenues. These reductions were offset by an increase of $0.6 million related to personnel required to support our separate public company operations. An additional decrease of $0.2 million was attributable to other components of our operating expense categories.

Separation Costs — In the third quarter we did not incur any significant costs associated with the separation of the Company from Hill-Rom.
Interest Expense — The decrease in interest expense during the quarter as compared to the same period last year was driven by a decrease in the weighted average interest rate on the credit facility from 3.1% to 0.8% combined with a lower average principal balance.
Investment Income (Loss) and Other — “Investment income (loss) and other” is down over the same period last year primarily due to increased losses from investments in affiliates (limited partnership investment) of $1.6 million driven by write-downs within their investment portfolios. The volatility of the value of these portfolios is likely to be more pronounced given the recent economic environment and cannot be reasonably predicted.
Income taxes — Our income tax rate for the last three months was 36.8%, which was 1.9% higher than the same period last year. This was primarily due to lower tax exempt interest income and higher state income tax rates based on recently filed returns.
Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

	Nine		Nine
	Months		Months
	Ended		Ended
	June 30,		June 30,
(amounts in millions)	2009	% of Revenues	2008	% of Revenues
Net revenues	$496.0	100.0	$519.3	100.0
Cost of goods sold	285.9	57.6	302.8	58.3

Gross profit	210.1	42.4	216.5	41.7
Operating expenses	87.7	17.7	85.0	16.4
Separation costs	0.1	—	14.2	2.7

Operating profit	122.3	24.7	117.3	22.6
Interest expense	(1.8)	(0.4)	(1.4)	(0.3)
Investment income (loss) and other	4.2	0.9	3.9	0.8

Income before taxes	124.7	25.2	119.8	23.1
Income tax expense	45.0	9.1	45.8	8.9

Net income	$79.7	16.1	$74.0	14.2

Revenue — Our net revenues for the past nine months decreased $23.3 million, or 4.5%, from the same period last year. Burial unit volume decreased 6.6% over the same period. As discussed previously in our quarterly results, this was the primary contributor to a reduction in revenue of $35.0 million, although improved volume on non-burial products slightly limited this impact. Additionally, the unfavorable effect of downward product mix reduced revenues $10.9 million from the same period last year. Partially offsetting these effects, price realization increased revenue by $29.6 million over the same period last year, helping us to recover commodity cost increases we experienced over the past year. The unfavorable impact of currency fluctuations resulted in decreased revenue of $7.0 million over the same period last year.
Cost of Goods Sold — Our cost of goods sold decreased $16.9 million, or 5.6%, including an $11.3 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost increases over the same period last year of $3.6 million related to higher commodity costs, most notably carbon steel. However, we expect the impact from higher commodity costs to decrease in the fourth quarter due to price declines on carbon and stainless steel. An aggregate decrease of $2.7 million in costs was attributable to other categories across our manufacturing activities, primarily driven by healthcare and workers’ compensation. In our distribution operations, our cost of fuel decreased approximately $4.2 million and we experienced a $2.3 million decrease in other categories, chiefly related to employee benefits.

Operating Expenses — Operating expenses increased $2.7 million, or 3.2%, excluding one-time separation costs. We incurred $11.5 million more of corporate costs during the past nine months compared to the same period last year. The increase for these costs was partially offset when, beginning with the third quarter of 2008, Hill-Rom ceased allocating corporate costs to us. As a result, these allocated costs decreased by $7.4 million compared to last year. Additionally, last year we experienced a $2.6 million benefit to our bad debt expense which was tied to a customer balance collection that had previously been nearly fully reserved (causing this year’s expenses to be relatively higher). This increase was offset by a decrease in sales compensation and benefits of $1.7 million tied to lower revenues and a decrease in legal fees related to anti-trust lawsuits of $0.7 million. The remaining decrease of $1.6 million was attributable to other components of our operating expense categories.
Separation Costs — In the first nine months of the prior fiscal year, we incurred $14.2 million in costs associated with the separation of the Company from Hill-Rom. These non-recurring costs include investment banking fees, legal, accounting, recruiting, and consulting fees. Also included are modification and acceleration charges related to stock based compensation.
Interest Expense — We began to incur interest expense when we borrowed on our revolving credit facility (and paid the proceeds to Hill-Rom as part of the separation) at the end of the second quarter of fiscal 2008. This impact was reduced in the current year by lower weighted average interest rates.
Investment Income (Loss) and Other — Although we began to realize returns from investments that were transferred to us on March 31, 2008, in connection with the separation, during the last nine months, losses from investments in affiliates (limited partnership investments) increased $6.1 million compared to the same period last year due to write-downs within their investment portfolios. Conversely, we earned higher interest income of $6.6 million, in aggregate, on the auction rate securities (“ARS”) and note receivable from Forethought Financial Group, Inc (“Forethought”) as compared to the prior year. As discussed in the notes to our consolidated financial statements in Part I, Item 1 of this Form 10-Q, we received a right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell a portion of our existing ARS in the future. Since we received the Put, the fair value of the Put decreased by $2.0 million which was offset by a corresponding increase in fair value of the related ARS by $2.1 million. See “Other Liquidity Matters” included within Liquidity and Capital Resources for further discussion regarding our ARS investments.
Income Taxes — Our income tax rate for the nine months ended June 30, 2009, was 36.1%, which was 2.1% lower than the same period last year. This was primarily due to the separation costs we incurred in the same period last year that were not deductible for income tax purposes.
Liquidity and Capital Resources
We believe the ability to generate cash is critical to the value of the Company. In this section, we tell you about our ability to generate and access cash to meet our business needs.
First, we will describe our actual results in generating and utilizing cash by comparing the first nine months to the same period last fiscal year. We will also talk about any significant trends we are seeing to help you understand how this could impact us going forward.
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
Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

	Nine Months Ended
	June 30,
(amounts in millions)	2009	2008
Net cash flows provided by (used in):
Operating activities	$84.9	$90.8
Investing activities	(3.6)	(2.9)
Financing activities*	(66.8)	(66.8)
Effect of exchange rate changes on cash	(0.4)	—

Increase in cash and cash equivalents	$14.1	$21.1

*	Also includes net cash and cash equivalents provided to our parent company prior to separation on March 31, 2008.

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
Our operating cash flow was $5.9 million lower in total for the nine months ended June 30, 2009, as compared to same period last year. The noteworthy changes in its components were as follows:
•
We incurred $14.1 million more of separation costs in the first nine months of last year compared to the same period this year, substantially all of which were paid by the end of that period. This reduced both our profitability and our operating cash flow in the same period last year.

•
Cash payments for income taxes increased $10.4 million from the same period last year, including amounts paid to Hill-Rom to settle our pre-separation income tax obligations. This change was the result of the timing between when we had made these payments to Hill-Rom (prior to separation) and the timing of when we now make them directly to tax authorities as a separate company.

•	We made a $7.8 million discretionary contribution to our pension plan in the first nine months of the current year that we did not make during the same period last year.
Investing Activities
Historically, net cash flows used in investing activities consisted of purchases of plant, property, and equipment we use to run the business or to pay for a business acquisition. Our net investing activities in the nine months ended June 30, 2009, increased from the same period last year due primarily to increased capital expenditures of $1.0 million.
Financing Activities
During the last nine months, cash was utilized in financing the business, resulting primarily from our quarterly cash dividends of $34.2 million. In addition, we elected to purchase 0.7 million shares of our common stock for $12.5 million under our share repurchase program. We also borrowed $40.0 million from our revolving credit facility to finance short term business needs. During this period, we repaid $60.0 million on the facility, and through August 10, 2009, we repaid an additional $20.0 million.
12 Month Outlook
Operating activities
We have no significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2008, except as follows:
During the nine months ended June 30, 2009, our pension assets declined in value by 9.4%, from $146.7 million to $132.9 million prior to a $7.8 million discretionary contribution we made this quarter. Declines in plan asset values, if sustained, increase the likelihood that we will need to make additional contributions to fund our pension obligations in the future. Although not required, based upon our pension plans current funding levels at June 30, 2009, we anticipate making an additional discretionary contribution of $7 million to $9 million to our plans during fiscal 2010 in order to improve funding levels. These amounts could change depending on changes in plan asset values over the next 12 months. Any contributions we make will reduce our net cash flow from operations.
We will be entering into contract negations with United Steel Workers Local 9137, covering approximately 370 associates at our manufacturing plant in Manchester, Tennessee. Although we believe our relationship with our unionized associates is good, we have taken normal and customary precautions to protect our business should any potential breakdown in negations occur. Our current collective bargaining agreement with this union expires on August 30, 2009.

As discussed in our most recent Form 10-K filed with the SEC on December 9, 2008, under Part I, Item 1A, “Risk Factors” and as it relates to a potential adverse outcome in the ongoing antitrust litigation in which we are a defendant and which could materially adversely affect our results of operations, financial position and liquidity, we disclosed that we anticipated our fiscal 2009 legal expenditures would be approximately $19.0 million related to our defense in these two cases. Based on recent developments as discussed in more detail in Note 14 to our consolidated financial statements in Part 1, Item 1 of this report, we anticipate that those expenditures will now be less than $7.0 million for fiscal 2009.
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Form 10-K for the year ended September 30, 2008.
Investing activities
We are continuing to move forward with our acquisition capabilities and strategy. As previously announced, we intend to utilize business acquisitions to increase the annual growth rate of our revenues and earnings. We are targeting approximately $100 million to $200 million (or greater, if the opportunity presents itself) in acquisitions through fiscal 2011, although any acquisition timetable depends on whether suitable opportunities are available. The timing or success of any acquisition effort cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flows from operations, and borrowings under our revolving credit facility.
We can be called upon by our private equity limited partnership investments to provide additional investment funds, the maximum amount being $3.4 million in the aggregate.
Financing activities
In December 2008 we announced an increase in our quarterly dividend to $0.185 per common share. We plan on paying cash dividends that will require about $11.4 million each quarter based on our outstanding common stock at June 30, 2009. We may use additional cash generated by the business to pay down our revolving credit facility, depending on our working capital needs. As discussed under investing activities, we may utilize availability under the revolving credit facility to finance acquisitions. We may also continue purchasing additional shares of our common stock, depending on market conditions.
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
Other Liquidity Matters
At June 30, 2009, we held $47.9 million in a portfolio of ARS (consisting of highly rated state and municipal bonds) recorded at fair value. We have estimated the current fair value of the portfolio using information provided by our investment advisors with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by our investment advisors will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of June 30, 2009, the underlying securities in the portfolio consist of creditworthy borrowers with AAA or A3 debt ratings. Market conditions and auction failures have adversely impacted the liquidity of these securities. The continuing effect of these conditions has led us to conclude that an orderly conversion of the portfolio into cash will likely be beyond June 30, 2010 (although we expect the Put discussed further below to allow us to complete the liquidation of a portion of the ARS in July 2010.) Accordingly, we are classifying these securities as non-current. If current market conditions do not improve, or worsen, we may not be able to readily convert these securities to cash, and our earnings could suffer as a result. In November 2008 we received a Put from UBS that allows us to sell approximately $28.6 million of our existing auction rate securities (carrying value at June 30, 2009) at par value ($30.3 million at June 30, 2009) plus accrued interest. The Put has a carrying value based upon an estimated fair value of $1.7 million as of June 30, 2009. We may exercise the Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at any time prior to expiration at their discretion. We currently expect to utilize the Put to liquidate the applicable ARS position. We expect to classify this portion of our ARS portfolio as a component of working capital during the three months ended September 30, 2009.

Although we are not scheduled to receive a payment under our note receivable (the “Note”) from Forethought over the next 12 months, we regularly evaluate the Note for impairment based upon collectability. If, based upon these evaluations, it is probable that the Note will not be paid in accordance with its terms, it is deemed impaired. Based upon information available to us regarding conditions existing on or prior to June 30, 2009, the Note is not impaired. We estimate the fair value of the Note based upon a comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk, adjusted for liquidity considerations. Although the Note is not impaired, we estimate that the fair value of the Note (and related interest receivable) has decreased from $105 million at September 30, 2008, to $100 million at June 30, 2009. This decrease in estimated fair value was caused by an increase in the required yield to maturity (discount rate) observed in the marketplace on comparable debt instruments (adjusted for a liquidity premium) partially offset by the natural decline in the period to maturity (closer to the collection date). The model used in estimating the fair value of the Note primarily utilizes market data and is not intended to imply that some or all of the future payments due under the Note will not be collected when due from Forethought.
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements.
Contractual Obligations or Contingent Liabilities and Commitments
There have been no significant changes to our contractual obligations or contingent liabilities and commitments during the nine months ended June 30, 2009, except as follows. During fiscal 2009, we entered into “take-or-pay” purchase commitments for certain commodities. These contracts run from January 2009 through December 2009 and require us to take delivery of approximately $20.0 million in the related commodities during this time. Additionally, during the nine months ended June 30, 2009, our pension assets declined in value. Declines in plan asset values, if sustained, increase the likelihood we will need to make additional contributions to fund our pension obligations in the future. See our “12 Month Outlook” included within Liquidity and Capital Resources above for further discussion.
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
The following has become an additional critical accounting policy related to significant activities or agreements since we last reported to you in our Form 10-K as follows:
Performance Based Stock Compensation
During the nine months ended June 30, 2009, we granted a substantial number of performance based restricted stock and units as described in the notes to our consolidated financial statements in Part I, Item 1 of this Form 10-Q. These awards vest when the performance criteria have been met rather than solely based upon continued employment. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to the new projection. The value of an award is based upon the fair value of our common stock at the date of grant. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, we record the expense associated with these awards on a straight-line basis over the vesting period (generally three years) based upon an estimate of projected performance. As a result, depending on what level we achieve within the performance criteria, our operating expenses may become more volatile as we approach the final performance measurement date.

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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009. Further, in connection with preparation of the consolidated financial statements and in accordance with this guidance, management completed its evaluation of subsequent events through August 10, 2009.

Recently Issued Accounting Pronouncements
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This statement applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP No. FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP No. FAS 142-3 applies prospectively to all intangible assets newly acquired during fiscal years beginning after December 15, 2008, our fiscal year ended September 30, 2010, and interim periods within those fiscal years; early adoption is prohibited. Additional disclosures are required for all capitalized intangible assets as of the effective date. We do not anticipate that the adoption of FSP No. FAS 142-3 on October 1, 2009 will have a significant impact on our consolidated financial statements, although it may impact the determination of the useful life of intangible assets acquired after September 30, 2009.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on employers’ disclosures about the plan assets of defined benefit plans, pensions or other postretirement plans. The disclosures required by FSP No. FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risks within plan assets. The disclosures required by this staff position are effective for fiscal years ending after December 15, 2009, our fiscal 2010, with earlier application permitted. We are currently evaluating the impact of adoption of FSP No. FAS 132(R)-1, but do not anticipate that the adoption of FSP No. FAS 132(R)-1 will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. FSP No. 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that assets acquired or liabilities assumed be initially measured at fair value at the acquisition date. When fair value cannot be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The disclosures required by this FSP are effective for fiscal years ending after December 15, 2008. We will adopt this FSP in connection with our adoption of SFAS No. 141(R) on October 1, 2009, as outlined in our previously filed Form 10-K.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, completing its accounting standards codification (the “Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore in our financial statements to be filed on Form 10-K for the year ended September 30, 2009, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it will not have any impact on our consolidated financial statements.

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
Other than as described below, there have been no significant changes to this information during the nine months ended June 30, 2009, as outlined in our Form 10-K for the year ended September 30, 2008.
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
We have an outstanding note receivable (the “Note”) and related interest receivable from Forethought Financial Group, Inc. (“Forethought”) with an aggregate carrying value of $139.5 million as of June 30, 2009. Should Forethought underperform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted, resulting in a material adverse impact on our financial condition and results of operations. We currently do not expect this to be the case. We estimate the fair value of the note receivable from Forethought based upon comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk adjusted for liquidity considerations. Based upon market data available to us, we estimate that the fair value of the note and accrued interest is approximately $100 million based upon an estimated yield to maturity of approximately 16% as of June 30, 2009. This is approximately $39 million below its carrying value at June 30, 2009. An increase or decrease of 1% in the discount rate utilized to estimate the fair value of the note (including interest receivable) would indicate a change in fair value of approximately $6 million.

Item 4T.	CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Our material legal proceedings are described in detail in Note 14 to our consolidated financial statements in Part I, Item 1 of this report. You should read that note carefully to understand the background and current status of those matters.
Batesville Antitrust Litigation
As indicated in Note 14 to our consolidated financial statements, on June 19, 2009, United States Court of Appeals for the Fifth Circuit denied the plaintiffs’ petition to appeal a federal district court order that denied plaintiffs’ motion for class certification in the previously disclosed antitrust lawsuit. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by the all of the judges sitting on the Fifth Circuit Court of appeals.)
In addition to the above, Batesville Casket Company is involved in a case in Arkansas, Garry Clayton v. Batesville Casket Company, Inc., in which the plaintiffs are asserting a number of claims related to Batesville’s warranties related to our gasketed caskets. The plaintiffs were seeking to have a state-wide class certified as to the claims. On August 10, 2009, the District Court denied class certification in that matter.
For a full discussion of these matters, see Note 14 to our consolidated financial statements.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities in the nine months ended June 30, 2009.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	of Shares
			Part of	That May Yet
		Average	Publicly	be Purchased
	Total Number	Price Paid	Announced	Under the
	of Shares	Per	Plans or	Plans
Period	Purchased	Share*	Programs**	or Programs
April 2009	—	$—	—	$81,250,009
May 2009	—	—	—	81,250,009
June 2009	—	—	—	81,250,009

Total	—	$—	—	$81,250,009

*	Includes commissions paid.

**
On July 24, 2008, our Board of Directors approved the repurchase of $100 million of common stock. As of June 30, 2009, we had repurchased approximately 1.0 million shares for $18.7 million. The stock repurchase approval has no expiration date, and there was no termination or expiration of the stock repurchase plan during the quarter ended June 30, 2009.

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

HILLENBRAND, INC.

DATE: August 12, 2009	BY:	/s/ Cynthia L. Lucchese

Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

DATE: August 12, 2009	BY:	/s/ Theodore S. Haddad, Jr

Theodore S. Haddad, Jr
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed July 17, 2009)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.