Form 10-K
period 2009-09-30
Hillenbrand, Inc.
filed 2009-11-24
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2009
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
Yes ☑            No ☐
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant.
Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2009, the date our common stock began trading regularly on the New York Stock Exchange: — $989,861,589.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 61,891,536 shares outstanding as of November 17, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Portions of our definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than January 15, 2010.

HILLENBRAND, INC.
Annual Report on Form 10-K
For the fiscal year ended September 30, 2009

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
Accordingly, in this Form 10-K, we may say something like,
“We anticipate that the burial rate will be flat to slightly declining in future years.”
That is a forward-looking statement, as indicated by the word “anticipate” and by the clear meaning of the sentence.
Other words that could indicate we’re making forward-looking statements include the following:

intend	believe	plan	expect	may	goal

become	pursue	estimate	will	forecast	continue

targeted	encourage	promise	improve	progress	potential
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
In this section of the Form 10-K, entitled “Business,” we provide you a basic understanding of our company, the products we manufacture and sell, how we distribute our products, with whom we compete, and the key inputs to production (in the form of raw materials, labor, and manufacturing locations). We also provide you background on applicable regulatory matters and certain key patents and trademarks important to our business. Finally we provide you a brief background on our executive officers so that you can understand their experience and qualifications.
General
Hillenbrand, Inc. (“Hillenbrand”) was formed on November 1, 2007 and became a publicly traded company as the result of the separation of Hillenbrand Industries, Inc. (our “Former Parent” or “Hill-Rom Holdings, Inc.” or “Hill-Rom”) into two separate publicly traded companies, Hillenbrand and Hill-Rom, through a tax-free distribution (the “Distribution”) of Hillenbrand shares to Hill-Rom’s shareholders. This distribution took place following the close of business on March 31, 2008. Unless the context otherwise requires, the terms “Hillenbrand,” the “Company,” “we,” “our,” or “us” refer to Hillenbrand, Inc. and one or all of its consolidated subsidiaries.

Hillenbrand, Inc. is an Indiana corporation with our principal executive offices located at One Batesville Boulevard, Batesville, Indiana 47006, and our telephone number at this address is (812) 934-7500. Our website is www.hillenbrandinc.com. We make available on this website, free of charge, access to press releases, conference calls, and our annual, quarterly, and current reports, and other documents filed or furnished with the Securities and Exchange Commission (“SEC”) as soon as practicable after such reports are filed or furnished. We also make available through this website position specifications for the Chairman, Vice Chairman, members of the Board of Directors and the Chief Executive Officer; our Code of Ethical Business Conduct; the Corporate Governance Standards of our Board of Directors; and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.
All reports and documents filed with the SEC are also available via the SEC website, www.sec.gov, or may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Hillenbrand, Inc. is the parent holding company of its wholly-owned subsidiary, Batesville Services, Inc. (together with its subsidiaries, “Batesville”). Through Batesville, we are the leader in the North American death care industry where we manufacture, distribute, and sell Batesville branded funeral service products to licensed funeral directors who operate licensed funeral homes. Our products consist primarily of burial and cremation caskets, but also include containers and urns, selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including the creation and hosting of websites for funeral homes.
Products and Services
We manufacture and sell gasketed caskets made of carbon steel, stainless steel, copper, and bronze. We also produce and market non-gasketed steel, hardwood, and veneer hardwood caskets. In addition, we manufacture and sell cloth-covered caskets, all wood construction caskets suitable for green burials, and a line of urns, containers, and other memorialization products used in cremations. To assist with displaying these products, we supply selection room fixturing through our System Solutions® by Batesville group.
Most Batesville® brand metal caskets are gasketed caskets that are electronically welded to help resist the entrance of outside elements through the use of rubber gaskets and a locking bar mechanism. Our premium steel caskets also employ an alloy bar to help protect the casket cathodically from rust and corrosion. We believe that this system of cathodic protection is a feature found only on Batesville produced caskets.
Our solid and veneer hardwood caskets are made from mahogany, cherry, walnut, maple, pine, oak, pecan, poplar, and sycamore. Our veneer caskets are manufactured using a proprietary process for veneering that allows for rounded corners and a furniture-grade finished appearance. We also manufacture and provide select lines of Marsellus® premium solid wood caskets to our funeral home customers.
Our Options® by Batesville cremation line offers a complete cremation marketing system for funeral service professionals. In addition to a broad line of cremation caskets, containers, and urns, the system includes training, merchandising support, and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Our wide assortment of memorial urns are made from a variety of materials, including cast bronze, cast acrylic, wood, sheet bronze, cloisonné, and marble.
We offer several other marketing and merchandising programs to funeral professionals for both casket and cremation products. Batesville branded caskets are marketed by our direct sales force only to licensed funeral professionals operating licensed funeral establishments (or, in the absence of state licensing requirements, to full service funeral establishments offering both funeral goods and funeral services in conformance with state law) throughout the United States, Puerto Rico, Canada, Mexico, the United Kingdom, Australia, and South Africa. A significant portion of our sales are made to large national funeral service providers under contracts. One customer, Service Corporation International, accounted for approximately 13% of our net sales during the year ended September 30, 2009.

We maintain inventory at 86 company-operated Customer Service Centers (“CSCs”) and 6 Rapid Deployment Centers (“RDCs”) in North America. Batesville caskets are generally delivered in specially equipped vehicles owned by us.
We primarily manufacture and distribute products in the United States. We also have 2 manufacturing facilities in Mexico and distribution facilities in Puerto Rico, Canada, Mexico, the United Kingdom, Australia, and South Africa.
Competition
We are the recognized North American industry leader in the sale of funeral service products. We compete on the basis of product quality, personalization, price, delivery, and customer service. Major competitors that manufacture and/or sell funeral service products over a wide geographic area include Aurora Casket Company and Matthews’ Casket Division, a business segment of Matthews International Corporation.
Throughout the United States, many other enterprises manufacture, assemble, and/or distribute funeral service products for sale, often focusing on particular regions or geographic areas. Additionally, we are facing increasing competition from a number of non-traditional sources, including casket manufacturers located abroad.
Regulatory Matters
We are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all of our businesses in a manner that protects the environment. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. From time to time we provide for reserves in our financial statements for environmental matters. We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues. Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost to us of the onsite remediation activities in which we are currently involved to exceed $0.5 million in the future. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditure is not known.
Raw Materials
We use carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, zinc, and magnesium alloy in the manufacture of our caskets. Although most of the raw materials used in our products are generally available from several sources, certain of these raw materials are currently procured from only a single source.
Volatility in the prices we pay for raw materials used in our products, including steel, fuel, petroleum based products, and fuel related delivery costs, has a direct effect on our profitability. We generally do not engage in hedging transactions with respect to these purchases, but we do enter into fixed price supply contracts at times. We regularly take steps and actions to lessen the impact of volatility in raw material and fuel prices, including lean business initiatives, various sourcing actions, and rebalancing of production capacity. Most recently we expanded our production capabilities in our Mexican manufacturing operations to include some solid wood products, allowing us to take advantage of the overall lower cost of production, reduce complexity at other plants, and provide increased ability to manufacture multiple models in multiple plants, thereby reducing the risks of concentrated production. However, there can be no assurance that we will be able to anticipate and react quickly enough to all changes in raw material prices in the future such that future profitability will not be impacted.
Most of our sales are made pursuant to supply agreements with our customers, and historically we have instituted annual price increases to help offset the impact of inflation and other rising costs. While some of our agreements contain certain limitations, they generally allow us to raise prices to offset some, but not necessarily all, raw material cost inflation.

Distribution
We have extensive distribution capabilities that serve our customers’ increasing delivery expectations. Our high-velocity distribution system, consisting of 6 RDCs and 86 CSCs in North America, serves a majority of our customers each day and is critical to the rapid delivery requirements of funeral directors nationwide.
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
Our ability to compete effectively depends, to an extent, on our ability to maintain the proprietary nature of our intellectual property. However, we may not be sufficiently protected by our various patents, trademarks, and service marks. Additionally, certain of our existing patents, trademarks or service marks may be challenged, invalidated, cancelled, narrowed, or circumvented. Beyond that, we may not receive the pending or contemplated patents, trademarks, or service marks for which we have applied or filed.
In the past, certain of our products have been copied and sold by others. We vigorously seek to enforce our intellectual property rights. However, we cannot ensure that the reproduction and sale of our products by others would not materially affect the sale of our products.
Employees
As of September 30, 2009, we employed approximately 3,250 people in our operations. Approximately 1,100 of these individuals as part of our logistics and manufacturing operations in the United States and Mexico work under collective bargaining agreements. In the United States and Mexico, the collective bargaining agreements have expiration dates ranging from January 2010 to September 2013.
Although we have not experienced any significant work stoppages in more than 20 years as a result of labor relations, we cannot ensure that such a stoppage will not occur in the future. An inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations. However, we have no reason to believe that we will have significant difficulties in negotiating new collective bargaining agreements to replace those that will expire in the future, and we will continue to prepare contingency plans as part of routine preparation for negotiations in order to minimize the impact of any potential work stoppages.
Foreign Operations and Export Sales
Information about our foreign operations is set forth in tables relating to geographic information in Note 15 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Our export revenues constituted less than 10 percent of consolidated revenues in fiscal 2009 and prior years.
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

Executive Officers of the Registrant
Our Board of Directors is responsible for electing our executive officers annually and from time to time as necessary. Executive officers serve in the ensuing year and until their respective successors are elected and qualified. Except for Board members Gus Hillenbrand and Tom Johnson, who are first cousins to Ray Hillenbrand, there are no other family relationships between any of our executive officers or between any of them and any members of the Board of Directors. The following is a list of our executive officers as of November 17, 2009.
Kenneth A. Camp, 64, was elected President and Chief Executive Officer of Hillenbrand effective February 8, 2008. Mr. Camp was also elected as a board member on that same date. Prior to his appointment as President and Chief Executive Officer of Hillenbrand, Mr. Camp had served as President and Chief Executive Officer of Batesville since May 1, 2001. He was elected Senior Vice President of our Former Parent on October 1, 2006, having been a Vice President of that company since October 8, 2001. He was employed by our Former Parent from 1981 until the separation on March 31, 2008. Mr. Camp previously held the position of Vice President of Administration of our Former Parent from 2000 to 2001. Prior to that assignment, he held various positions at Batesville, including Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.
Cynthia L. Lucchese, 48, was elected Senior Vice President and Chief Financial Officer of Hillenbrand effective February 8, 2008. From 2005 to 2007, she served as Senior Vice President and Chief Financial Officer for Thoratec Corporation. Prior to that, she worked 10 years for Guidant Corporation, now a part of Boston Scientific Corporation, in a variety of senior finance roles, including Vice President and Treasurer, Corporate Controller and Chief Accounting Officer, and Vice President of Finance and Administration of the Guidant Sales Corporation. Ms. Lucchese was also previously employed by Eli Lilly and Company and Ernst & Young LLP.
Joe A. Raver, 43, was elected President and Chief Operating Officer of Batesville, effective June 16, 2008, and Senior Vice President of Hillenbrand on July 15, 2008. Prior to his appointment as an officer of Batesville and Hillenbrand, Mr. Raver served as Vice President and General Manager of the Respiratory Care Division of Hill-Rom, a leading global provider of medical equipment and services. He joined Hill-Rom in 2004 as Vice President of Strategy and Shared Services. Prior to joining Hill-Rom, Mr. Raver spent 10 years in a variety of leadership positions at Batesville and Hill-Rom, including being appointed Vice President of Strategy and Logistics at Batesville in 2002.
John R. Zerkle, 55, was elected Senior Vice President, General Counsel and Secretary of Hillenbrand effective February 8, 2008. Most recently, Mr. Zerkle had served as Vice President and General Counsel of Batesville since March 2004. From September 2002 to February 2004, Mr. Zerkle served as Vice President and General Counsel of Forethought Financial Services, Inc., then a subsidiary of Hill-Rom. He also served as Compliance Officer for Forethought Investment Management, Inc. Prior to joining Forethought, Mr. Zerkle was in private practice for twenty years, where he focused his practice on corporate, securities, regulatory, and banking law matters.
Paul Douglas Wilson, 57, was elected Senior Vice President, Human Resources of Hillenbrand effective March 14, 2008. Most recently, Mr. Wilson served as Vice President, Worldwide Merger Integration for Boston Scientific Corporation, following the close of the merger between Boston Scientific and Guidant Corporation in 2006. Mr. Wilson joined Guidant Corporation in 2002 and served as Vice President of Human Resources. Prior to Guidant, Mr. Wilson was President and a Principal of Ronald Blue & Co., a privately held firm providing financial planning, investment management, tax planning, and philanthropic counsel. Mr. Wilson began his career with Eli Lilly and Company, where he spent 20 years in a variety of increasingly senior executive human resource roles.
Hinesh B. Patel, 41, was elected Vice President, Strategy and Business Development of Hillenbrand effective August 18, 2008. Prior to accepting his current position with Hillenbrand, Mr. Patel served as Director of Strategy and Business Development for Honeywell International Inc., a position he had held since April 2007. Prior to joining Honeywell International Inc., Mr. Patel held other management roles in business development, strategy, and operations with Milliken & Company, Caspian Networks Inc., Eaton Corporation, and Arthur D. Little.

Jan M. Santerre, 48, was elected Vice President, Lean Business of Hillenbrand effective December 1, 2008. Prior to accepting her position with Hillenbrand, Ms. Santerre served as Vice President of Operations Hydraulics Group for Parker Hannifin Corporation, a position she had held since April 2005. From 2003 to 2005, Ms. Santerre served as Parker Hannifin’s Vice President of Lean Enterprise and Quality, where she developed and deployed the Parker Lean System. Prior to that, Ms. Santerre was with Delphi Automotive Systems and General Motors for 18 years with responsibilities in engineering, quality, and manufacturing, culminating in executive operations roles.
Theodore S. Haddad, Jr., 45, was elected Vice President, Controller and Chief Accounting Officer of Hillenbrand on February 8, 2008. Prior to joining Hillenbrand, Mr. Haddad had served as Senior Manager in the Audit and Business Advisory Services Group of PricewaterhouseCoopers LLP since July 2002. Prior to that, Mr. Haddad served as a Senior Manager in the audit group of Arthur Andersen LLP, having been with that firm since July 1991. Mr. Haddad is a Certified Public Accountant and Certified Management Accountant.

Item 1A.	RISK FACTORS
In this section of the Form 10-K, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning our stock. This information should be assessed along with the other information we provide you in this Form 10-K. Like most companies, our business involves risks. The risks described below are not the only risks we face. Additional risks not currently known or considered immaterial by us at this time and thus not listed below may result in adverse effects on our business.
Risks Related to Our Business
Recent global market and economic conditions, including those related to the credit markets, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
The severity of the current economic recession caused by the recent worldwide financial and credit market disruptions have reduced the availability of credit generally necessary to fund economic growth and activity, and there is not yet clear evidence to suggest that efforts undertaken by the various government entities to mitigate this recession will be successful.
A prolonged recession could adversely affect our business in several ways. A continuation or worsening of the current credit markets and economic conditions could adversely affect our customers’ ability to obtain sufficient credit or pay for our products within the terms of sale and, as a result, our reserves for doubtful accounts and receivable write-offs could increase. A prolonged recession could further intensify the competition among the manufacturers and distributors with whom we compete for volume and market share, resulting in lower net revenues due to steeper discounts and further product mix-down. If certain key or sole suppliers were to become capacity constrained or insolvent as a result of the global economic conditions, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies. In addition, the substantial losses in the equity markets as a result of the current recession can have an adverse effect on the assets of the Company’s pension plans. A continuation of the volatility of interest rates and negative equity returns under current market conditions could require greater contributions to the defined benefit plans in the future.
Our business is significantly dependent on several major contracts with large national providers. Our relationships with these customers pose several risks.
We have contracts with a number of large national funeral home customers that comprise a sizeable portion of our overall sales volume. Our largest contract is with Service Corporation International, which accounts for approximately 13% of our 2009 net revenues (and is our only customer over 10% of net revenues). Any decision by our large national funeral home customers to discontinue purchases from us could have a material adverse effect on our financial condition, results of operations, and cash flows. Also, while our contracts with large national funeral service providers give us important access to many of the largest purchasers of funeral service products, they may obligate us to sell our products at contracted prices for extended periods of time, therefore limiting our ability, in the short term, to raise prices in response to significant increases in raw material prices or other factors.

Collection risk associated with our note receivable from Forethought Financial Group, Inc. (“Forethought”) could have a material adverse impact on our earnings.
We hold a significant non-operating asset in the form of a note receivable and related interest receivable from Forethought. This asset was transferred to us at the time of separation from Hill-Rom. As of September 30, 2009, this note receivable has an aggregate carrying value of $142.8 million. This note receivable primarily represents seller provided financing to Forethought, the entity that purchased Hill-Rom’s former Forethought Financial Services, Inc. subsidiary. Forethought, through its subsidiaries, provides insurance and financial solutions for families managing retirement and end-of-life needs.
The recent global recession and contraction in available credit has particularly impacted companies in the financial services and insurance industries. Forethought’s ability to pay us under the terms of the note receivable may be adversely impacted by the deterioration being experienced in the credit markets, as it has material exposure to this market as an insurance company. Further, its ability to access credit or raise capital may be significantly restricted by current economic conditions, which in turn may limit its ability to execute its business plans or meet its obligation to pay us in the future. More recently, A.M. Best has placed the financial strength rating of Forethought’s subsidiary insurance operations “under review with negative implications.” These actions reflect A.M. Best’s concern with the subsidiary’s decline in statutory capitalization, net losses on a statutory and U.S. GAAP basis, its exposure related to unrealized losses on its investment portfolio, and the significant level of intangible assets relative to its U.S. GAAP equity. The rating has been placed under review by A.M. Best following discussions with Forethought about significant new capital raising initiatives. These efforts are expected to improve the capital position of the organization to support growth and offset any additional investment losses. While A.M. Best expects tangible progress in these efforts in the near term, the ratings of the subsidiary insurance operations will likely be negatively impacted should the capital raising efforts be unsuccessful. A downgrade in the subsidiary’s rating could damage the business prospects of Forethought and increase the risk of impairment to our note receivable in the future. Conversely, a successful capital infusion would improve the financial strength of Forethought (and immediately reduce our collection risk). In November 2009, Forethought informed us that they successfully raised net of proceeds approximately $101 million through the issuance of common stock.
Should Forethought fail to perform consistently with the original expectations set forth by Forethought or underperform to an extent that it cannot meet its financial obligations, the note could become impaired, causing an impairment charge that could result in a material adverse impact on our financial condition and results of operations.
Continued fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the sales volume of our burial caskets.
The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future. As the population of the United States continues to age, we anticipate the number of deaths in the United States will be relatively flat until the number of deaths increase due to aging baby boomers.
Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s and are also expected to continue to increase for the foreseeable future. Therefore, the number of U.S. cremations is gradually and steadily increasing, resulting in a contraction in the demand for burial caskets, which was a contributing factor to lower burial casket sales volumes for us in each of the last three fiscal years.
We expect these trends to continue into the foreseeable future, and our burial casket volumes will likely continue to be negatively impacted by these market conditions.
Finally, the number of deaths can vary over short periods of time and among different geographical areas, due to a variety of other factors, including the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza. Such variations could cause our sales of burial caskets to fluctuate from quarter to quarter and year to year.
Our growth strategy involves the potential for future significant acquisitions, some of which may be outside our current industry. We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions. If an acquisition were to perform unfavorably, it could have an adverse impact to the value of the Company.

One component of our strategy contemplates our making selected acquisitions. Our business plan anticipates that we will make one or more acquisitions over the next few years with purchase prices aggregating several hundred million dollars. All acquisitions involve inherent uncertainties, some of which include, among other things, our ability to:
•	successfully identify targets for acquisition,
•	negotiate reasonable terms for any particular deal,
•	properly perform due diligence and determine all the significant risks associated with a particular acquisition,
•	properly evaluate target company management capabilities,
•	successfully integrate the target and achieve the desired performance.
We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with potential industry or environmental regulations or tax contingencies. We have plans and procedures to conduct reviews of potential acquisition candidates for compliance with applicable regulations and laws prior to acquisition and will also generally seek indemnification from sellers covering these matters. Despite these efforts, we may incur material liabilities for past activities of acquired businesses.
Volatility in our investment portfolio could negatively impact earnings. Also, if we are unable to convert our portfolio of auction rate securities to cash at reasonable terms, our earnings could be adversely affected.
In connection with our separation from Hill-Rom, ownership in certain investments in private partnerships were transferred to us that had an aggregate carrying value of $14.3 million as of September 30, 2009. Volatility in that investment portfolio negatively or positively impacts earnings. These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments, and other factors, resulting in an adverse impact on our results from operations.
In addition, we received a portfolio of auction rate securities (consisting of highly rated tax exempt state and municipal securities, the majority of which are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program) that Hill-Rom was not able to liquidate prior to the separation due to the market conditions and auction failures. In November 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services that allows us to sell approximately $30.1 million of our existing auction rate securities (carrying value at September 30, 2009, including the Put) at par value plus accrued interest. We may exercise the Put at anytime during the period from June 30, 2010 through July 2, 2012. If market conditions do not improve prior to June 30, 2010, we intend to exercise our rights under the Put. For our remaining auction rate securities (carrying value of $18.8 million at September 30, 2009), if conditions do not improve or worsen, we may not be able to convert these securities to cash for the foreseeable future, these assets could become impaired, and our earnings could be adversely affected.
Our business is facing increasing competition from a number of non-traditional sources and caskets manufactured abroad and imported into North America.
Non-traditional funeral service providers could present more of a competitive threat to us and our sales channel than is currently anticipated. While some of these providers have competed against us for many years, large discount retailers, casket stores, and internet casket retailers represent more recent competitors. We recently became aware that Wal-Mart has entered our market and has begun selling caskets online. Initially, it appears that Wal-Mart is testing this product offering online, but not in stores. However, it is too early to estimate the impact Wal-Mart might have on the industry. Also, there are several manufacturers located in China currently manufacturing caskets for sale into the United States. While sales from these providers are currently a small percentage of total casket sales in the United States, it is not possible to quantify the financial impact that these competitors will have on our business in the future. These competitors will continue to drive pricing and other competitive pressures in an industry that already has approximately twice the necessary domestic production capacity. Such competitive actions could have a negative impact on our results of operations and cash flows.

Increased prices for, or unavailability of, raw materials used in our products could adversely affect profitability. In particular, our results of operations continue to be adversely affected by volatile prices for steel, red metals (i.e. copper and bronze), and fuel.
Our profitability is affected by the prices of the raw materials used in the manufacture of our products. These prices fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates, and in some cases, government regulation. Significant increases in the prices of raw materials that cannot be recovered through increases in the price of our products could adversely affect our results of operations and cash flows.
We cannot guarantee that the prices we are paying for commodities today will continue in the future or that the marketplace will continue to support current prices for our products or that such prices can be adjusted to fully offset such commodity price increases in the future. Any increases in prices resulting from a tightening supply of these or other commodities or fuel could adversely affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but we do enter into some fixed price supply contracts.
Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials used in the manufacture of our products currently are procured from only a single source. If any of these sole-source suppliers were unable to deliver these materials for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities, or other factors, or if we were unable to negotiate acceptable terms for the supply of materials with these sole-source suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Extended unavailability of a necessary raw material could cause us to cease manufacturing one or more products for a period of time.
Despite our recent successes in court, the antitrust litigation in which we are a defendant has not yet been resolved, and an adverse outcome in that matter could have a material adverse effect on our results of operations, financial position, and liquidity.
As discussed in Note 12 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, we are a defendant in a purported antitrust class action lawsuit. The Federal District Court denied class certification in that matter, and the Fifth Circuit denied the plaintiffs’ appeal petition. Further requests for reconsideration by the plaintiffs have also been denied. Despite these favorable rulings, the FCA plaintiffs have recently indicated that they intend to pursue their individual injunctive and damage claims. After the District Court renders a final judgment as to the individual claims, the FCA plaintiffs may file an appeal, which could include an appeal of the District Court’s order denying class certification. If they succeeded in reversing the District Court order denying class certification and a class is certified in the FCA Action filed against Hill-Rom and Batesville and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions the plaintiffs may elect to enforce any judgment against any or all of our codefendants, who have no statutory contribution rights against each other.
We are involved on an ongoing basis in claims, lawsuits and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.
The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations, and cash flow. We are also involved in other possible claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies resulting in our assuming exposure for a layer of coverage with respect to such claims. For a more detailed discussion of our asserted claims, see Note 12 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Approximately 34% of our employees as part of our logistics and manufacturing operations work under collective bargaining agreements. Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.
Risk Arising From Our Separation Transaction with Hill-Rom
The distribution of our stock to Hill-Rom’s stockholders in March 2008 could result in a significant tax liability.
In connection with the separation in March 2008, Hill-Rom received a private letter ruling from the Internal Revenue Service (“IRS”) that the distribution qualified for tax-free treatment under Code Sections 355 and 368(a)(1)(D). The IRS ruling relies on certain representations, assumptions, and undertakings, including those relating to the past and future conduct of our business. Although Hill-Rom believes that all of these representations, assumptions, and undertakings were correct, the IRS ruling would not be valid if they were incorrect. Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether the distribution qualified for tax-free treatment, although Hill-Rom received an opinion of counsel with respect to the legal and tax issues not addressed in the private letter ruling. Notwithstanding the IRS private letter ruling, the IRS could determine that the distribution should have been treated as a taxable transaction if it determines that any of the representations, assumptions, or undertakings that were included in the request for the private letter ruling was false or had been violated.
If the distribution were to fail to qualify for tax-free treatment, Hill-Rom would be subject to tax as if it had sold the common stock of our company in a taxable sale for its fair market value, and our initial public shareholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them. Under the tax sharing agreement between Hill-Rom and us, we would generally be required to indemnify Hill-Rom against any tax resulting from the distribution to the extent that such tax resulted from (1) an issuance of our equity securities, a redemption of our equity securities or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us or (3) any of our representations or undertakings being incorrect or violated. For a more detailed discussion, see the section entitled “Tax Sharing Agreement” within Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. Our indemnification obligations to Hill-Rom and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify Hill-Rom or such other persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities.
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
Our Articles of Incorporation, By-laws and Indiana law contain provisions that could have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in the best interests of our shareholders. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our Board of Directors, they could enable our Board of Directors to hinder or frustrate a transaction that some, or a majority, of our shareholders might believe to be in their best interests. These provisions include, among others:
•	the division of our Board of Directors into three classes with staggered terms;
•	the inability of our shareholders to act by less than unanimous written consent;
•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•	the right of our Board of Directors to issue preferred stock without shareholder approval; and
•	limitations on the right of shareholders to remove directors.
Indiana law also imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock, as well as on certain “control share” acquisitions.
We believe these provisions are important for a public company and protect our shareholders from coercive or otherwise potentially unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our shareholders.

Item 1B.	UNRESOLVED STAFF COMMENTS
We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.	PROPERTIES
The principal properties used in our operations are listed below and, except for our leased facility in Chihuahua, Mexico, are owned by us and not subject to material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized, and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use
Batesville, Indiana	Manufacturing plants Office Facilities	Manufacturing of metal caskets Administration

Manchester, Tennessee	Manufacturing plant	Manufacturing of metal caskets

Vicksburg, Mississippi	Kiln drying and lumber cutting plant	Drying and dimensioning of lumber

Batesville, Mississippi	Manufacturing plant	Manufacturing of hardwood caskets

Chihuahua, Mexico	Manufacturing plant	Manufacturing of veneer hardwood and hardwood caskets

Mexico City, Mexico	Manufacturing plant	Manufacturing of metal caskets, primarily for sale outside the United States
In addition to the foregoing, we lease or own a number of warehouse distribution centers, service centers, and sales offices throughout North America, the United Kingdom, Mexico, Australia, and South Africa.

Item 3.	LEGAL PROCEEDINGS
Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and its former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (“Hill-Rom”), and three national funeral home businesses (the “FCA Action”). A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). Class certification hearings in the FCA Action and the Pioneer Valley Action were held before a Magistrate Judge in early December 2006. On November 24, 2008, the Magistrate Judge recommended that the plaintiffs’ motions for class certification in both cases be denied. On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by all of the judges sitting on the Fifth Circuit Court of Appeals.)
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
Because Batesville continues to adhere to its long-standing policy of selling Batesville caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.
Despite the July 29, 2009 ruling, the FCA plaintiffs have recently indicated that they intend to pursue their individual injunctive and damages claims. Their individual damages claims would be limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of ten casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs. Should the plaintiffs proceed, we anticipate that we will move for summary judgment at the appropriate time.
After the district court renders a final judgment as to the individual claims, the FCA plaintiffs may file an appeal, which could include an appeal of the District Court’s order denying class certification. If they succeeded in reversing the district court order denying class certification and a class is certified in the FCA Action filed against Hill-Rom and Batesville and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA Action the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. We and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom. See Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

As of September 30, 2009, we have incurred approximately $22.4 million in legal and related costs associated with the FCA matter.
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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Hillenbrand, Inc.’s common stock is traded on the New York Stock Exchange under the ticker symbol “HI.” The closing price of our common stock on the New York Stock Exchange on November 17, 2009, was $20.41. The following table reflects the range of high and low selling prices of our common stock by quarterly period since our common stock began trading on the New York Stock Exchange on March 20, 2008.

	Hillenbrand, Inc.
	2009		2008
	Hi	Low	Hi	Low
First quarter	$20.88	$13.96	N/A	N/A
Second quarter *	$19.39	$14.68	$23.33	$18.00
Third quarter	$18.18	$15.24	$24.29	$18.01
Fourth quarter	$20.97	$16.70	$24.19	$19.78

*	For fiscal 2008, the price represents “when issued” trading on the New York Stock Exchange for the period from March 20, 2008 through March 31, 2008, when our separation from Hill-Rom was completed.
Holders
On November 17, 2009, we had approximately 3,000 shareholders of record.
Dividends
The following table reflects historical dividend information for the periods presented.

	Hillenbrand, Inc.
	2009	2008
First quarter	$0.1850	N/A
Second quarter	$0.1850	N/A
Third quarter *	$0.1850	$0.1825
Fourth quarter	$0.1850	$0.1825

*	On April 30, 2008, our Board of Directors declared our first dividend payment of $0.1825 per share, which was paid on June 30, 2008.
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

Issuer Purchases of Equity Securities
On July 24, 2008, our Board of Directors approved the repurchase of up to $100 million of common stock. The program has no expiration date, but may be terminated by the Board of Directors at anytime. As of September 30, 2009, we had repurchased approximately 1.0 million shares for $18.7 million, which are being held as treasury stock until reissued. Of the 1.0 million shares repurchased, 0.7 million were repurchased during fiscal 2009 for $12.5 million. During fiscal 2009, 0.1 million shares were issued from treasury stock under our various stock compensation programs. Additional information related to our equity compensation programs is included in Note 11 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Total Dollar
			Amount of	Maximum Dollar
		Average	Shares	Amount of Shares
	Total	Price	Purchased as	That May Yet Be
	Number	Paid	Part of Publicly	Purchased Under
	of Shares	per	Announced Plan	the Plans or
Period	Purchased	Share	or Program *	Programs

July 1, 2009 – July 31, 2009	—	—	—	$81,250,000

August 1, 2009 – August 31, 2009	—	—	—	$81,250,000

September 1, 2009 – September 30, 2009	—	—	—	$81,250,000

Total	—	—	—

*	Includes commissions paid.
Stock Performance Graph
The following graph compares the return on Hillenbrand common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and the Standard & Poor’s 600 Small Cap Stock Index (“S&P 600 Index”) for the period from March 20, 2008, the date our common stock began trading on the New York Stock Exchange, to November 17, 2009. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and S&P 600 Index was $100 on March 20, 2008 and that all dividends were reinvested.

	Base Period
Company	March 20,
Name/Index	2008	Q3-2008	Q4-2008	Q1-2009	Q2-2009	Q3-2009	Q4-2009

Hillenbrand, Inc.	$100	$120	$114	$96	$93	$98	$119

S&P 500 Index	$100	$96	$88	$68	$60	$69	$80

S&P 600 Small Cap Index *	$100	$101	$100	$74	$61	$74	$88

*	The S&P 600 Small Cap Index consists of companies with market capitalizations between $200 million and $1 billion. We are included within this index.

Item 6.	SELECTED FINANCIAL DATA
Selected historical financial data as of and for the fiscal year ended September 30, 2005 to 2009 is derived from our audited consolidated financial statements for Hillenbrand, Inc. and its subsidiaries and is not necessarily indicative of results to be expected in the future. The historical financial information related to the periods prior to the separation on March 31, 2008, included herein, does not necessarily reflect the financial condition, results of operations, or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future.
The selected financial data should be read together with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplemental Data included in this Form 10-K.
The following table presents comparative consolidated financial data of Hillenbrand, Inc. for each of the last five years ended September 30 (amounts in millions, except per share data):

	2009	2008	2007	2006	2005

Net revenues	$649.1	$678.1	$667.2	$674.6	$659.4

Operating profit	$155.0	$149.6	$155.6	$177.4	$161.3

Net income	$102.3	$93.2	$99.5	$113.2	$102.8

Net income per share	$1.66	$1.49	$1.59	$1.81	$1.64

Cash dividends declared per share*	$0.74	$.365	$—	$—	$—

Total assets	$561.1	$545.3	$316.6	$329.4	$337.1

Long-term obligations	$122.2	$70.9	$59.9	$59.9	$69.8

Cash flow from operating activities	$123.2	$101.8	$127.3	$124.6	$88.9

Capital expenditures	$10.0	$10.0	$15.6	$18.8	$16.3

*
Our first dividend as a stand-alone public company was paid on June 30, 2008. Accordingly, there are no dividends reported for the first two quarters of fiscal year 2008 or the prior fiscal years 2005 through 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In this section of the Form 10-K, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide a discussion of trends in our industry related to customers, competition, and product costs, among others. We also explain our current strategy and the qualitative results we have experienced. Finally, we attempt to give you a look at our Company “through the eyes of management” so that you can assess the financial condition and results of operations of our Company in a quantitative fashion. The discussion that follows should give you information that will help you understand our business and its performance. We intend for the discussion to be clear and to explain the drivers of our results so that you can assess the quality of our earnings and the predictability of our future results. Discussion and analysis of our financial condition and operating results includes Hillenbrand, Inc. (“Hillenbrand”) and Batesville Services, Inc. (together with its subsidiaries, “Batesville”), currently Hillenbrand’s only operating business.
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
After the close of business on March 31, 2008, we became a separate publicly traded company as the result of the distribution of our shares to the former stockholders of Hillenbrand Industries, Inc. (now named “Hill-Rom Holdings, Inc.” and referred to herein as “Hill-Rom” or “Former Parent”), our former parent company. We have retained the Hillenbrand name because of its heritage as a family-built business and the close affiliation of that name with Batesville and its customers.
The consolidated financial statements included in this Form 10-K do not include all expenses that would have been incurred had we been a separate, stand-alone entity prior to April 1, 2008, and do not reflect our results of operations, financial position, and cash flows had we been a stand-alone company during the periods prior to April 1, 2008. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K.
Death Care Industry Trends
The death of a family member or loved one causes most people to seek the services of a state licensed funeral director to provide specific services regarding handling and preparing the deceased. Most consumers have only limited familiarity with funeral-related products and usually expect funeral directors to provide information on product and service alternatives. Although caskets and urns can be purchased from a variety of sources, including directly from internet sellers and casket stores, the overwhelming majority of those who arrange a funeral purchase these products directly from the funeral home as a matter of choice and convenience.
Demographics and Consumer Preferences. For the past several years the total number of deaths in North America (where most of our products are sold) has been relatively flat. During the same period the rate of cremation selection has been slowly but steadily increasing to the point where cremations as a percentage of total deaths now represent more than one-third in the United States and more than one-half in Canada. These consolidated factors have yielded a slow but steady decline in the total number of casketed deaths in North America. The current trends are expected to continue for the foreseeable future until the post-WWII spike in births causes an increase in deaths. While the primary driver of market size is population and age, the actual number of deaths (and, therefore, the actual number of caskets sold) is affected by a variety of additional factors, including improving healthcare and the varying timing and severity of seasonal pneumonia and influenza outbreaks. The unpredictability of these factors can cause periodic fluctuations in industry demand patterns and revenue generated in any given fiscal period. While it is difficult to predict precisely the number of deaths on a month-to-month or even a year-to-year basis, we anticipate that the number of deaths in North America will remain relatively flat and the cremation rate will continue to gradually increase, resulting in a modest, but steady decline in the demand for burial caskets for the foreseeable future.

Along with the declining number of casketed deaths, the casket industry has experienced a long-term gradual decline in the product mix of burial caskets sold, a trend that has also affected our financial results. One of the factors that has affected mix is the pricing practice of many funeral homes to place most of the margin expectation on the sale of products instead of the services provided. However, we are observing changes in the pricing practices of many funeral homes, wherein they are recovering margin on their services and reducing the mark-up of products, primarily caskets. Additionally, more consumers are expecting higher levels of personalization, both in products and services. Our response to this changing consumer preference is described below.
Competition. Competition in the casket industry is based on product quality, design features, personalization, price, and delivery service. We compete in the sale of burial and cremation containers with several national casket manufacturers/distributors, regional manufacturers/distributors, and more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments. The industry also has seen a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada. Additionally, some retail stores, and internet retailers sell caskets directly to consumers, although we believe that total sales among this latter group are a minor portion of annual burial casket volume. Most recently, Wal-Mart has entered the market and has begun selling caskets online. Initially, it appears that Wal-Mart is testing this product offering online, but not in stores. However, it is too early to estimate the impact Wal-Mart might have on the industry.
The effect of gradually declining casket demand has resulted in economic pressures on casket manufacturers and distributors as they seek to maintain volume by increasing market share. The industry has approximately twice the necessary domestic production capacity, which further increases these pressures. Additionally, our costs associated with commodities used in our manufacturing processes have increased significantly, resulting in higher per unit costs. Many established manufactures and distributors have responded to these competitive pressures by increasing discounts to obtain volume.
Over the past decade, funeral homes have sought to minimize their inventory costs by shifting the inventory burden to their suppliers. Today, many funeral homes maintain minimal casket inventory and expect their casket suppliers to provide same day or next day delivery to satisfy their funeral requirements. Our high velocity distribution system enables us to meet these customer expectations with lower inventory investment per dollar of sales. This system enables us to deliver the majority of our volume, including uniquely personalized caskets, within 24 hours of receiving the customer’s order. Over the last three years, we delivered the “right casket at the right time” in excess of 99% of the time. We believe this highly effective distribution system is aligned with the increasing time demands of families and the inventory reduction expectations of our customers.
Industry Consolidation. The underlying industry trends are leading to consolidations, acquisitions, and partnerships among casket manufacturers and distributors. In the past several years, two of the larger casket manufacturers have merged and several independent distributors have been acquired. Over the past four years, we acquired two small regional distributors. We continue to be interested in the possibility of acquiring high-quality distributors and will remain selective in this process.
The demographic and economic pressures that have been driving consolidations among casket manufacturers and distributors have also been driving consolidations among funeral homes. Recently, we have seen regional funeral home operators expanding through selected acquisitions. We responded to this trend early in fiscal 2007 by establishing a dedicated sales team focused on this regional consolidator customer segment. Since that time, we have increased the resources devoted to this area, and we believe our efforts have been successful in obtaining the majority of this group as customers. In fiscal 2010, we plan to continue our marketing efforts to this regional group and expand our efforts to other key accounts that have not been fully penetrated. As funeral homes continue to consolidate and operate multiple locations, we believe that our competitive advantages and value proposition will be able to serve these new customers best.

Costs of Raw Material and Energy. The primary raw materials used in our products include steel, wood, and red metals (i.e., copper and bronze). Although the key materials have fluctuated in price from time to time, current economic conditions are such that we expect that we will continue to be affected by the volatility in costs of raw materials and other commodities used in production over the next few years. In addition, we have exposure to prices we pay for diesel fuel primarily through our distribution operations. Increases in diesel prices have also impacted our operations in the form of surcharges on many of our materials and services used in production.
We generally do not engage in hedging transaction with respect to raw material purchases, but do enter into some fixed price supply contracts. These contracts generally are aligned with near-term production needs and, with few exceptions, do not obligate us to any material non-cancelable commitments in the long term. Additionally, our wide use of lean business principles has enabled us to reduce waste in many areas of our business. We intend to continue our focus on operational improvement, using practices based on the Toyota Production System, to better serve our customers, increase efficiencies, improve quality, and reduce costs.
Strategy and Results
In an industry that has historically been recognized as recession resistant, the severity of the current economic recession, combined with a relatively mild influenza and pneumonia season in 2009, has challenged us to take a closer look at additional ways we can continue to build shareholder value. For many years, we have seen a relatively flat number of deaths and a consistent increase in cremations, resulting in a steady decline in burials. The economy in 2009 further affected the cremation rate, drove product mix-down, and we are uncertain about the long-term impact of these changes in customer behavior. In addition, the volatility in commodity prices and the lack of consistent data about the upcoming 2010 flu season have made our ability to predict future performance less certain.
In the process of developing our business strategy for fiscal 2010, we recognized that our strategy, approach and actions in fiscal 2009 have been reasonably successful in maintaining our market position, even when faced with challenging industry and economic conditions. With some modifications (discussed below), our existing long-term Hillenbrand strategy has been reaffirmed.
We believe we can deliver increasing revenue and earnings streams by building a strong, diversified enterprise with strong positions in multiple growth-oriented industries. Our long-term value creation strategy consists of:
•	Maintaining and building upon our leading position in the death care industry through Batesville (consisting of Batesville Services, Inc. and its subsidiaries);
•	Deploying acquisition capabilities that form the basis of our growth platform and enable us to acquire and integrate new businesses; and
•	Continuing to invest in our people, building a strong base of talent to help us successfully execute our acquisition and business strategies.
Maintain and Build on Batesville’s Industry Leadership:
Our Batesville business is the leader in the death care industry, primarily in the production and distribution of burial caskets and cremation products. While volume growth in the burial casket space is limited, there are still opportunities to generate additional business within a wider range of funeral services. Leadership of this operating division is focusing on four categories of strategic initiatives to drive this growth.

Optimize core burial business for the long term
•
The Batesville® brand is widely recognized as the premier brand in the industry among funeral professionals, offering the broadest range of metal and wood caskets. Our legacy of innovation and leadership in the funeral industry has allowed our customers and the families they serve to commemorate the lives of those they love through quality construction and compelling designs that provide personal expressions of a life well lived. To enhance our leadership position, we will continue to invest in our marketing capabilities, specifically in research, new product development, and brand promotion.

•
The landscape of casket manufacturers has dwindled over the years, but there are opportunities to capitalize on acquisitions and alliances in other parts of the death care space. We will continue to remain alert to these opportunities and capitalize on them when it’s prudent to do so.

•
We have responded to the consolidation trend in our industry and the growth of regional funeral home consolidators by creating a sales team that differentially serves customers whose business spans multiple sales territories. We have been successful in developing new customer relationships with many of these regional customers by demonstrating the value our Batesville-branded products and services can bring to their operations and the families they serve. In fiscal 2010, we will apply this same approach to other less-penetrated large key accounts that operate multiple funeral homes within a single geographical area. In addition, we are focused on improving the quality of our sales organization through better call management and compensation alignment.

•
Our ability to apply proven merchandising principles and proprietary database tools enables us to help our customers increase their average mix and drive greater profitability, all while increasing the satisfaction of their clients. In 2009, we began to focus on moving customers farther up the merchandising ladder, emphasizing the value of using our full system. Fully merchandised accounts not only had a higher rate of revenue growth than customers at lower levels of implementation, but also have a higher retention rate.

Grow profitable revenue streams outside the core burial casket business
•
Our Options® by Batesville product line consists of cremation caskets, containers, urns, and other cremation products. We expect continued growth in these product lines as more consumers choose cremation over burial. In fiscal 2009, we established a dedicated sales and marketing team to focus on developing new products and services for these consumers. Based upon that knowledge, in fiscal 2010 we will implement a number of new initiatives aimed at improving revenue performance through new product introductions, increased customer margin per call, customized package solutions and after-market programs for our funeral home customers.

•
Batesville is the largest provider of funeral home Websites in the world, a service that many small, family-owned funeral homes would not otherwise spend the time and money to develop on their own. In 2010, we will provide funeral directors with additional ways to generate revenue streams and connect grieving families that may be geographically dispersed. Through Batesville Interactive we offer integrated online products that include WebLink™, TributeLink™ online videos, and ObitLink™, an alliance with Legacy.com that will give funeral directors access to the largest networked obituary system in the nation.

•
Fiscal 2009 was our third full year offering the NorthStar® product line to independent casket distributors, and we continue to be satisfied with our progress. These are private-label burial caskets manufactured in our existing facilities using distinctive tooling. Because these products do not contain any of the Batesville proprietary features, designs, or specs they are differentiated from the premium Batesville brand. Based on our success in this small product line, we do not anticipate any changes to this strategy.

Improve cost structure
•
Our leadership position as the largest manufacturer and distributor of caskets and containers in North America provides scale and scope. We intend to continue to utilize our scale and scope to enable us to capitalize on our efficiencies and compete with a low cost structure.

•
Our highly integrated manufacturing facilities in the United States and Mexico employ “pull production” and “one-piece flow” to feed our high-velocity replenishment system with products quickly and efficiently to meet the growing time demands of our customers and their client families. We intend to continue to leverage our processes to allow us to carry less inventory per sales dollar than our competitors, enabling customers to carry few or no products in their funeral homes, and still achieve on-time delivery more than 99% of the time.

•	Our effective execution of Hillenbrand Lean Business (derived from the Toyota Production System) enables further cost reductions in our operations, distribution and administrative functions.

Execute Our Acquisition Strategy:
We intend to use our strong cash flows, culture of execution, and core competencies in manufacturing, distribution, and lean business practices to create an enterprise with strong positions in multiple growth-oriented businesses. This will reduce our reliance on the number of burials as our primary source of revenues. Ideally, we are targeting companies that have revenues in excess of $100 million, demonstrated profitable growth, established sales and marketing capabilities, a strong business-to-business brand, and a capable management team. We are targeting one or more acquisitions over the next few years with purchase prices aggregating several hundred million dollars. We are committed to being a disciplined buyer and will continue to be discriminating in our evaluations of potential acquisition targets.
Continue to Invest in People:
The foundation of our success has always been our people, and we have a long history at Batesville and now in the Hillenbrand enterprise of hiring, developing and retaining successful, multi-functional leaders. Our talent management process helps us to identify and develop our people through exposure to lean business principles, participation in strategic projects, and planned multifunctional assignments allowing us to meet the management and talent requirements of our business strategy. We intend to build upon our current team, and also attract and develop a diverse group of people who can continue carrying out our strategy. We plan to selectively add operating and analytical talent in order to have the necessary management strength available for acquisitions as needed.
Results of Operations
The following table presents comparative operating results for the fiscal years discussed in detail below (amounts in millions of dollars):

	Year Ended		Year Ended		Year Ended
	September 30,	% of	September 30,	% of	September 30,	% of
	2009	Revenues	2008	Revenues	2007	Revenues
Net revenues	$649.1	100.0	$678.1	100.0	$667.2	100.0
Cost of goods sold	374.7	57.7	397.6	58.6	388.6	58.2

Gross profit	274.4	42.3	280.5	41.4	278.6	41.8
Operating expenses (excluding separation costs)	119.3	18.4	115.3	17.0	117.9	17.7
Separation costs	0.1	—	15.6	2.3	5.1	0.8

Operating profit	155.0	23.9	149.6	22.1	155.6	23.3
Interest expense	(2.1)	(0.3)	(2.2)	(0.3)	—	—
Investment income and other	7.9	1.2	5.9	0.8	1.4	0.2

Income before income taxes	160.8	24.8	153.3	22.6	157.0	23.5
Income tax expense	58.5	9.0	60.1	8.9	57.5	8.6

Net income	$102.3	15.8	$93.2	13.7	$99.5	14.9

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008
Revenue - Our net revenues for the year were down from the same period last year, decreasing $29.0 million or 4.3%. Burial unit volume decreased 6.5% or $45.8 million compared to the same period last year and was the primary contributor to our reduction in net revenue, although improved volume on non-burial products helped limit the impact. We believe this volume decrease was attributable to a lower number of reported deaths year-over-year, increased cremation rates, and aggressive price competition. We suspect the higher than anticipated increase in cremation rates was fueled by the economic recession, which in turn caused the aggressive price competition for the remaining volume. Offsetting this impact was an increase in our average selling price, which contributed $24.5 million to revenue. We believe that our merchandising initiatives and new product launches helped improve average selling prices and slow the downward trend in product mix, especially in locations that used the Batesville merchandising system. Finally, we also experienced the unfavorable impact of currency fluctuations during the year from a stronger U.S. dollar, mainly compared to the Canadian dollar. This resulted in decreased revenue of $7.7 million over the prior year. We can’t predict how currency rates will move either to help or hurt our results in the future.

Cost of Goods Sold - Our cost of goods sold decreased $22.9 million, or 5.8%, including a $14.5 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost increases over fiscal year 2008 of $1.2 million related primarily to higher commodity costs, most notably on carbon steel and red metals. An aggregate cost decrease of $1.0 million was attributable to a number of other categories across our manufacturing activities, primarily driven by employee benefit costs that were partially offset by reduced prices we were paid for our production scrap. In our distribution operations, we benefited from a $5.9 million reduction in fuel cost as compared to the prior year. We also experienced a $2.7 million decrease in other distribution cost categories which were mainly related to lower employee benefit costs in similar fashion to our manufacturing operations. We are continuing to execute lean business initiatives to further optimize our costs.
Operating Expenses - Our operating expenses increased $4.0 million, or 3.5%, excluding one-time separation costs. We are better able to analyze our operating cost structure without non-recurring effects of the separation.
In fiscal 2008 we realized a $2.6 million decrease in our bad debt expense as a result of collecting a customer balance that had previously been nearly fully reserved (causing this year’s expenses to be relatively higher). This increased expense was offset by a decrease in variable sales compensation and benefits of $1.0 million (tied to our lower revenues) and a decrease of $1.1 million in legal fees related to our antitrust lawsuit. The remaining decrease in our core operating expenses of $1.3 million was attributable to other components of Batesville’s operating expense categories.
During fiscal 2009, we substantially completed building teams and processes to support ourselves as a new, stand-alone public company. We also initiated our acquisition strategy and have put in place people, processes and resources to enable successful execution of the strategy. As a result of these activities, we incurred an increase of $12.2 million in Hillenbrand corporate operating costs during fiscal year 2009 as compared to the previous year. This increase was partially offset by the fact that we are no longer being allocated corporate costs from Hill-Rom (which ceased at the end of the second fiscal quarter of 2008). These allocated costs decreased by $7.4 million compared to last year. Thus our corporate costs were $4.8 million higher than last year.
Separation Costs - In fiscal year 2008, we incurred or were allocated $15.6 million in separation costs associated with the separation of the Company from Hill-Rom. Included in these non-recurring costs were $3.2 million tied to the acceleration of previously unvested stock grants, $1.1 million in stock option modification charges, and $4.4 million of investment banking and advisory fees. The balance of the costs represented primarily legal and professional fees.
Interest Expense - As fiscal 2009 marked our first full year as a stand-alone public company, we incurred a full year of financing costs under our credit facility. These costs have since decreased. We have been paying down the credit facility since the time of the separation and have experienced lower interest rates on the balances that were outstanding during fiscal 2009. The weighted average interest rate of the credit facility was 1.5% and 3.0% during the fiscal years 2009 and 2008, respectively.
Investment Income & Other - As was the case with interest expense described above, we incurred a full year of investment earnings or losses from assets that were transferred to us by Hill-Rom at the time of the separation. During fiscal year 2009, net losses from investments in affiliates (limited partnership investments) were $5.4 million due to write-downs within the affiliates’ investment portfolios. In comparison, we had no net earnings or losses from these investments in fiscal 2008. However, in the last quarter of fiscal year 2008, we recorded a $0.8 million other-than-temporary impairment loss on an investment in common stock. We earned higher interest income of $6.5 million, in aggregate, on the auction rate securities (“ARS”) and note receivable from Forethought Financial Group, Inc. (“Forethought”) as compared to the prior year due to the fact that we held them for only six months last year. We also received a right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell a portion of our existing ARS in the future. Since that time, we have been recording changes in the fair value of the Put and applicable ARS through our income statement and as expected, they essentially offset. (Please see the discussions within the notes to our consolidated financial statements in Part II, Item 8 of this Form 10-K and “Other Liquidity Matters” included within Liquidity and Capital Resources discussed below.)

Income Taxes - Our income tax rate for the year was 36.4%, which was 2.8% lower than last year. This reduction was primarily due to separation costs we incurred in the prior year that were not deductible for income tax purposes and a partial disallowance of the domestic production activities deduction in the prior year due to the separation.
Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007
Revenue -Our net revenues for fiscal 2008 were up slightly, increasing $10.9 million or 1.6%, from the same period in the previous year. Burial unit volume decreased 1.6% or $5.5 million compared to the previous year, despite the favorable volume impact in the second quarter of fiscal 2008 due to the more typical flu season. This favorable volume impact was more than offset by the lost volume in the third quarter that resulted when the Yorktowne acquisition attempt was discontinued late in the third quarter of fiscal year 2007 and Yorktowne ceased purchasing our products. This was followed by weaker fourth quarter sales in fiscal 2008 compared to the previous year due to reduced sales initiatives. Offsetting this unfavorable effect was an increase in our average selling price which contributed $12.4 million to revenue. Finally, we experienced the favorable impact of currency fluctuations during fiscal 2008 from a weaker U.S. dollar, mainly compared to the Canadian dollar, resulting in increased revenue of $4.0 million over the previous year.
Cost of Goods Sold - Our cost of goods sold increased $9.0 million, or 2.3%, net of a $1.1 million decrease largely attributable to lower burial unit volume. In our manufacturing operations, we experienced cost increases over the same period in the prior year of $5.4 million related to higher commodity costs, primarily carbon steel and red metals. These cost increases were offset by higher prices we received for production scrap and other manufacturing cost decreases aggregating to $4.9 million. In our distribution operations, we experienced increased fuel costs of $4.1 million and a $5.5 million aggregate increase across other distribution categories.
Operating Expenses - Our core operating expenses decreased $2.6 million, or 2.2%, excluding separation costs, over the prior year.
Within our core Batesville operating expenses, we experienced a decrease of $8.4 million because of acquisition costs, legal costs, and certain receivables that we expensed when we discontinued our effort to acquire Yorktowne in fiscal year 2008. We also experienced a decrease in legal fees related to the antitrust lawsuits of $4.5 million from the prior year. As previously discussed, during fiscal 2008 we recorded a $2.6 million reduction in our bed debt. These favorable effects were offset by increased incentive compensation, variable sales compensation and benefits, and employee benefit costs, all aggregating to $5.0 million. An aggregate increase of $2.0 million was attributable to other components of Batesville’s operating expense categories.
As discussed earlier, in fiscal year 2008 we began to incur incremental costs associated with building our corporate infrastructure, along with the costs of retirement-related obligations to certain former Hill-Rom employees we assumed in connection with the separation. These activities resulted in $11.1 million of additional operating expenses primarily related to adding staff to support our separate company operations over the prior year. The effect of these new costs was offset by the fact that, beginning with the third quarter of fiscal 2008, we were no longer being allocated corporate costs by Hill-Rom. As a result, these allocated costs were lower by $5.2 million compared to fiscal 2007.

Separation Costs - See earlier discussion for an understanding of the nature of these costs.
Interest Expense and Investment Income & Other - We began to incur interest expense when we borrowed $250 million on our credit facility (and paid the proceeds to Hill-Rom as part of the separation) at the end of the second quarter of fiscal year 2008. “Investment income and other” was up over the prior year as we began to realize returns from investments that were transferred to us on March 31, 2008, in connection with the separation. We earned interest income of $7.5 million primarily on cash, auction rate securities, and the note receivable from Forethought. As previously noted, we also recorded a $0.8 million other-than-temporary impairment loss on an investment in common stock in the last quarter of fiscal 2008.
Income Taxes - Our income tax rate for the year was 39.2%, which was 2.6% higher than the prior year. This was primarily due to separation costs we incurred in the second quarter of fiscal 2008 that were not deductible for income tax purposes and an increase in the valuation allowance on state credit carryforwards.
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
Second, we will tell you about how we see operating, investing, and financing cash flows being impacted for the next 12 months. While it’s not a certainty, we will tell you where we think cash will come from and how we intend to use it. We will also talk about significant risks or possible changes to our thinking that could change our expectation.
Third, we will tell you about other significant matters that could affect our liquidity on an ongoing basis.
A summary of our cash flows for the last three years is as follows (amounts in millions of dollars):

	Fiscal Year Ended
	September 30,
	2009	2008	2007
Cash flows provided by (used in):
Operating activities	$123.2	$101.8	$127.3
Investing activities	(5.3)	(4.2)	(20.1)
Financing activities*	(97.4)	(94.4)	(103.5)
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	0.3

Increase in cash and cash equivalents	$20.5	$2.8	$4.0

*	Also includes net cash and cash equivalents provided to our parent company prior to separation on March 31, 2008.
Operating Activities
Historically, net cash flows from operating activities have represented our primary source of funds for the growth of our business. Prior to our separation from Hill-Rom, cash flows from operating activities were fairly stable, generally following the pattern of our overall net income. This pattern is now less correlated as we incur non-cash related expenses (such as stock based compensation) and non-cash earnings (such as interest income on our note receivable from Forethought), and make our own income tax and pension payments as a separate public company. Interim periods can also be more volatile individually as they are affected to a greater degree by the seasonality of our revenues.

Our operating cash flow was $21.4 million higher in fiscal year 2009 as compared to fiscal year 2008. The noteworthy changes in its components were as follows:
•
We incurred $15.5 million more in separation costs in fiscal year 2008 compared to fiscal year 2009, substantially all of which were paid by the end of the period. This reduced both our profitability and our operating cash flow in fiscal 2008.

•
Cash payments for income taxes decreased $8.7 million from fiscal year 2008, including amounts paid to or received from Hill-Rom to settle our pre-separation income tax obligations. This change was the result of the timing between when we had made these payments to Hill-Rom (prior to separation) and the timing of when we now make them directly to tax authorities as a separate company.

•
We paid $3.2 million more in defined benefit plan contributions in fiscal year 2009 as compared to the prior year resulting from a discretionary payment of $7.8 million made this year. We made this payment in order to improve the funding level of our plans.

The significant items that help explain the change in our operating cash flows from fiscal year 2007 to fiscal year 2008 in the table above are as follows:
•
We incurred or were allocated an additional $10.5 million in separation costs in fiscal 2008 over fiscal 2007, substantially all of which were paid by the end of the period. This unfavorability affected both our profitability and our cash flow.

•
We paid approximately $8.8 million primarily related to establishing our own corporate infrastructure in fiscal 2008. Corporate infrastructure costs were somewhat offset by the $5.2 million reduction of corporate costs we paid Hill-Rom in fiscal 2008 compared to prior year.

•	We made a $4.0 million discretionary payment to fund one of our pension plans in the second half of fiscal 2008.
Investing Activities
Our net investing activities in fiscal year 2009 were essentially flat from the prior year. The modest change was due to cash invested in and returned from investment assets we received in connection with the separation.
Net cash used in investing activities in fiscal year 2008 decreased from the prior year due to lower capital spending of $5.6 million, along with the fact that some of the investments transferred to us at the time of separation returned capital of $5.7 million during the last six months of fiscal year 2008. In addition, $5.2 million of the reduction to our fiscal year 2008 investing activities resulted from cash outlays related to business acquisitions paid for in fiscal year 2007.
Financing Activities
Prior to our separation, our only financing activity was to provide the excess cash we generated to Hill-Rom as part of a centralized treasury management process. As a separate company, we now have our own treasury management system and have a $400 million revolving credit facility in place to finance business operations. In connection with the separation on March 31, 2008, we borrowed $250.0 million on the credit facility and used these funds to settle and distribute amounts to Hill-Rom. This distribution, along with other advances earlier in fiscal year 2008, resulted in net distributions to Hill-Rom of $290.3 million. Just prior to the separation, Hill-Rom transferred $110.0 million in cash to us. A final payment of $15.4 million was received from Hill-Rom in the third quarter of fiscal year 2008.
During our initial six months as a stand-alone company (third and fourth quarters of fiscal 2008), we utilized available cash on hand and operating cash flows to repay $165.0 million of the credit facility borrowings and pay cash dividends of $22.8 million. During fiscal year 2009, we borrowed $40.0 million to finance short term business needs and paid an additional $80.0 million on the facility, along with cash dividends of $45.6 million.
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
During fiscal year 2008, we elected to purchase 0.3 million shares of our common stock for $6.2 million. In fiscal year 2009, we purchased an additional 0.7 million shares for $12.5 million.

12 Month Outlook
Operating activities
At the present time, we expect the future profitability of Batesville to drive our net operating cash flow. The specifics that follow are known factors that can introduce volatility to that general premise.
During fiscal year 2009, our pension asset values fluctuated significantly due to the volatility of the market. By September 30, 2009, our pension assets had actually generated a modest increase (5.3%) in fair value prior to considering the $7.8 million discretionary contribution we made during the fiscal year. Although it didn’t impact our cash flow, the annual revaluation of our defined benefit obligations caused us to increase the liabilities on our balance sheet by $56.7 million, all of which was recorded to accumulated other comprehensive loss, net of tax. That increase was substantially driven by a decrease in the discount rate used to value the obligations. Although the discount rate does not have an immediate cash flow impact, it does mean that we expect to record defined benefit plan expenses in fiscal 2010 of nearly double the amount we incurred during fiscal 2009. Based upon our latest analysis, we anticipate making an additional discretionary contribution of approximately $3.0 million to our plans during fiscal 2010 to improve funding levels. This contribution is above the current minimum requirement. These amounts could change depending on changes in plan asset values over the next 12 months. Any contributions we make will reduce our net cash flow from operations.
As discussed in Note 2 to our consolidated financial statements in Part II, Item 8 of this 10-K, during fiscal 2010 we expect to receive the first annual interest payment of $10 million on our note receivable from Forethought, assuming that Forethought does not exercise its right to deferral under certain conditions. This payment will increase our net cash flow from operations. See “Other Liquidity Matters” below for more information.
During fiscal 2010, we anticipate setting aside assets for past and current participants in certain of our deferred compensation arrangements in the form of funded Rabbi trusts. Although the Company will continue to own the assets, the participants will be able to direct the investments, and our obligation to the participants will be limited to the investments in the trusts. Based upon the deferred compensation obligations as of September 30, 2009, that funding would be $5.6 million. This funding, and any additional amounts we contribute to the trusts on behalf of the participants in the future, will reduce our net cash flow from operations.
As discussed under Part I, Item 1A, “Risk Factors” as it relates to a potential adverse outcome in the ongoing antitrust litigation in which we are a defendant, we are currently exposed to the possibility of significant legal expenditures as a result of that matter. Since recent developments have been favorable to us, our exposure to, and expectation of, these costs is much lower than it has been in the past. Should there be a change in direction toward resolution of that matter, our legal costs could increase significantly over the $2.2 million we incurred in fiscal 2009.
For information regarding the risks we face, see the discussion under “Part I, Item 1A, Risk Factors” in this Form 10-K.
Investing activities
We are continuing to move forward with our acquisition strategy. As previously announced, we intend to utilize business acquisitions to increase the annual growth rate of our revenues and earnings. We are targeting one or more acquisitions over the next few years with purchase prices aggregating several hundred million dollars. However, any acquisition timetable depends on whether suitable opportunities are available. The timing or success of any acquisition effort cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flows from operations, and borrowings under our revolving credit facility.

We expect to utilize the Put to liquidate our UBS auction rate securities at par value ($30.1 million at September 30, 2009) during fiscal year 2010. See “Other Liquidity Matters” below for more information. This will result in a significant cash inflow from investing activities.
We can be called upon by our private equity limited partnership investments to provide additional investment funds, the maximum amount being $3.3 million in the aggregate.
Financing activities
In December 2008 we announced an increase in our quarterly dividend to $0.185 per common share. In fiscal 2010 we plan on paying cash dividends that will require about $11.4 million each quarter based on our outstanding common stock at September 30, 2009. We may use additional cash generated by the business to pay down our revolving credit facility, depending on our working capital needs. In fact, during October 2009, we paid down the credit facility another $10.0 million. As discussed under investing activities, we may utilize availability under the revolving credit facility to finance acquisitions. We may also continue purchasing additional shares of our common stock, depending on market conditions.
Summary of 12 Month Outlook
We believe that cash on hand, cash generated from operations, and cash available under our credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations.
Other Liquidity Matters
At September 30, 2009, we held $47.2 million in a portfolio of ARS (consisting of highly rated tax exempt state and municipal securities, the majority of which are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program) recorded at fair value. We have estimated the current fair value of the portfolio using information provided by our investment advisors with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by our investment advisors will not reasonably predict the actual price necessary to attract interested buyers for these securities. As of September 30, 2009, the underlying securities in the portfolio consisted of creditworthy borrowers with AAA or A3 debt ratings. Market conditions and auction failures have adversely impacted the liquidity of these securities. The continuing effect of these conditions has led us to conclude that an orderly conversion of the portfolio into cash will likely be beyond September 30, 2010 (although we expect the Put discussed further below to allow us to complete the liquidation of a portion of the ARS in July 2010). Accordingly, we are classifying $18.8 million of these securities as non-current. If current market conditions do not improve, or worsen, we may not be able to readily convert these securities to cash, and our earnings could suffer as a result.
In November 2008 we received a Put from UBS that allows us to sell approximately $28.4 million of our existing auction rate securities (carrying value at September 30, 2009) at par value ($30.1 million at September 30, 2009) plus accrued interest. The Put has a carrying value based upon an estimated fair value of $1.7 million as of September 30, 2009. We may exercise the Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at any time prior to expiration at their discretion. We currently expect to utilize the Put to liquidate the applicable ARS position. We have classified this portion of our ARS portfolio as a component of current assets for the year ended September 30, 2009.
Although we are not dependent on any cash flows from our note receivable from Forethought (the “Note”) to fund our operating activities, we regularly evaluate the Note for impairment based upon collectability. If, based upon these evaluations, it is probable that the Note will not be paid in accordance with its terms, it will be deemed impaired. Based upon information available to us regarding conditions existing on or prior to September 30, 2009, the Note is not impaired. We estimate the fair value of the Note based upon a comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk, adjusted for liquidity considerations. We estimate that the fair value of the Note (and related interest receivable) has increased from $105.2 million at September 30, 2008, to $109.0 million at September 30, 2009. This increase in estimated fair value was caused by the natural decline in the period to maturity (closer to the collection date), and it was offset by an increase in the required yield to maturity (discount rate) observed in the marketplace on comparable debt instruments (adjusted for a liquidity premium). The model used in estimating the fair value of the Note primarily utilizes market data and is not intended to imply that some or all of the future payments due under the Note will not be collected when due from Forethought.

In March 2008, we established a $400 million five-year revolving credit facility (the “Facility”) with a syndicate of banks. The term of the Facility expires in March 2013. Borrowings under the Facility bear interest at variable rates, as defined therein. The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include compliance with covenants contained in the credit agreement governing the Facility, absence of default under the Facility, and continued accuracy of certain representations and warranties contained in the credit agreement. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of Consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the Facility may be used: (i) for working capital and other lawful corporate purposes and (ii) to finance acquisitions.
As of September 30, 2009, we: (i) had $7.5 million outstanding, undrawn letters of credit under the Facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had complete access to the remaining $332.5 million of borrowing capacity available under the Facility, respectively.
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
To provide visibility to matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2009 (dollars in millions):

	Payments Due by Period
		Less
		Than 1	1–3	4–5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations	$13.9	$5.5	$7.1	$1.3	$—
Purchase obligations (1)	24.4	24.4	—	—	—
Deferred compensation arrangements (2)	5.6	0.8	1.2	1.1	2.5
Defined benefit plan funding (3)	86.8	2.4	5.1	5.3	74.0
Other long-term liabilities (4)	28.7	3.7	4.8	2.0	18.2
Capital call arrangements (5)	3.3	3.3	—	—	—
Revolving credit facility (6)	60.0	—	—	60.0	—

Total contractual cash obligations	$222.7	$40.1	$18.2	$69.7	$94.7

(1)
Purchase obligations represent contractual obligations under various take-or-pay arrangements entered into as part of the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. Also included are obligations related to purchase orders for which we have firm commitments related to order releases under the purchase orders. The amounts do not include obligations related to other purchase obligations that are not considered take-or-pay arrangements or subject to firm commitments. Such purchase obligations are primarily reflected in purchase orders at fair value that are part of normal operations, which we do not believe represent firm purchase commitments. We expect to fund these commitments with operating cash flows.

(2)
Deferred compensation arrangements represent amounts due current and former executives and directors in accordance with elective deferrals. Under our deferred compensation program, deferred amounts can appreciate over time based on the individual’s election of either (a) a variable interest rate equal to the prime rate or (b) a phantom stock account whose value moves in accordance with the market value of our common stock and dividends paid by us. We currently expect to set aside sufficient assets to fully fund this obligation through the use of Rabbi trusts during fiscal 2010. Based upon the obligations at September 30, 2009, the funding would require $5.6 million. The anticipated funding of the Rabbi trusts is not included within the table above.

(3)
The defined benefit plan funding represents payments to comply with non-discretionary requirements based upon plan funding at September 30, 2009 and excludes our anticipated fiscal 2010 discretionary contribution of approximately $3.0 million. The anticipated contribution could change depending on market conditions.

(4)	Other long-term liabilities include the forecasted liquidation of liabilities related to our casket pricing obligation, self-insurance reserves, and long-term severance payments.

(5)	We could be called upon by our private equity limited partnership investments to provide additional investment funds, the maximum amount being $3.3 million in aggregate.

(6)
Our revolving credit facility expires in March 2013. Although we may make earlier principal payments at our discretion, we have reflected the principal balance due at expiration in the table above, because that is when we are required to repay.

In addition to the contractual obligations disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. We are not subject to any contracts that obligate us to material non-cancelable commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet near term production requirements.
In connection with past acquisition activities, we have entered into certain guarantees and indemnifications of performance with respect to the fulfillment of our commitments under the respective purchase agreements. The arrangements generally indemnify the seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date, and satisfaction of liabilities and commitments retained under the applicable contract. Those representations and warranties which survive closing generally survive for periods up to the maximum period allowed by the applicable statutes of limitations. Guarantees and indemnifications with respect to acquisition activities, if triggered, would not have a materially adverse impact on our financial condition and results of operations.
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
Critical Accounting Estimates
In this section we tell you about accounting estimates that inherently involve significant judgment on our part.
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the notes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Revenue Recognition
Revenue for our products is generally recognized upon delivery of the products to the customer, but in no case prior to when the risk of loss and other risks and rewards of ownership are transferred. Net revenues reflect gross revenues less sales discounts, customer rebates, sales incentives, and product returns, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. We estimate these allowances based both upon historical rates and projections of customer purchases toward contractual rebate thresholds.
Allowance for Doubtful Accounts
The accounting for our trade receivables requires us to estimate the net realizable value of these assets. Our allowance for doubtful accounts is our best estimate of the amount of probable credit losses and collection risk in our existing trade accounts receivable portfolio. Performing our evaluation of the allowance for doubtful accounts requires us to exercise significant judgment based on historical write-off and individual customer collection experience. As a result, our historical experience and current trends we are using in our estimates at any point in time may not be indicative of the collectability of these balances in the future.
Auction Rate Securities (and related Put right)
The accounting for our auction rate securities requires us to estimate the fair value of these assets, currently in an environment where there is not an active market to easily establish that value. As a result, we have estimated the current fair value of the portfolio with information provided by our banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities. If we were forced to try to liquidate these securities under current market conditions, we would likely have to sell them at a steep discount, resulting in losses from the sale. We are not currently planning to sell these securities under current market conditions, but our plans could change in the future.
Note Receivable from Forethought
We evaluate the note receivable from Forethought for impairment based upon collectability. If, based upon this evaluation, it is probable that the note will not be paid in accordance with its terms, the note will be deemed impaired. Performing an impairment evaluation of the note requires us to exercise significant judgments as to whether Forethought has the financial wherewithal to make the scheduled payments based upon events or conditions that we are aware of existing on or prior to the balance sheet date. The note agreement provides us access to various kinds of financial information from Forethought. We utilize this information to assess the financial strength of Forethought and our prospects for getting paid. The principal under the note is not scheduled to be repaid until 2014. As a result, the indicators or trends we consider at any point in time when making an impairment assessment may not be indicative of Forethought’s ultimate financial strength at the time of scheduled payment.
If we determine an impairment exists, an impairment reserve would be established based upon the then carrying value of the note and the estimated discounted cash flows we would expect to receive on an impaired basis. Making such an estimate would require us to exercise significant judgment about the expected timing and size of the payments under the note in what could be distressed financial conditions at Forethought. Even though we might be legally entitled, we would likely cease recording interest income under the note, due to the uncertainty of being paid under these types of conditions.

Liabilities for Loss Contingencies Related to Claims and Lawsuits
The ultimate outcome of claims and lawsuits cannot be predicted with certainty. An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Making such an estimate requires us to exercise significant judgment. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a material adverse effect on our financial condition, results of operations and cash flow. For a more complete description of loss contingencies related to lawsuits, see Note 12 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.
Legal fees associated with claims and lawsuits are generally expensed as incurred. Upon recognition of an estimated loss resulting from a settlement, an estimate of legal fees to complete the settlement is also included in the amount of the loss recognized.
We are also involved in other possible claims, including product and general liability, workers compensation, auto liability and employment related matters. Outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. As our actuaries periodically provide us updated ultimate loss projections, we must “true up” (increasing or reducing) previously recorded claim reserves. Thus, any one period’s financial results could be significantly affected by the effect of the “true up.”
The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.
Performance Based Stock Compensation
The vesting of our performance based restricted stock and units (collectively “PBUs”) is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period income in excess of our weighted average cost of capital over a three year period and a corresponding service requirement. The value of an award is based upon the fair value of our common stock at the date of grant. Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the PBU table in Note 11 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K. We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection if it has changed significantly. As a result, depending on the degree to which we achieve the performance criteria or our projection changes, our expenses related to the PBUs may become more volatile as we approach the final performance measurement date at the end of the three years. This increase in volatility is due to the fact that we must “true up” (increasing or reducing) previously recorded compensation expense as the projection of performance changes. Thus any one period’s financial results could be significantly affected by the cumulative effect of the “true up.” Preparing the projection of performance requires us to exercise significant judgments as to the expected outcome of final performance up to three years in the future. In making the projection, we consider both actual results and probable business plans for the future. At September 30, 2009, we have recorded cumulative compensation expense associated with unvested PBUs of $2.4 million, which continues to be subject to periodic “true ups” as the related PBUs approach the final performance measurement date.
Retirement and Postretirement Plans
We sponsor retirement and postretirement benefit plans covering a majority of employees. Expense recognized in relation to such plans is based upon actuarial valuations. Inherent in those valuations are key assumptions including discount rates, expected returns on assets, and projected future salary rates. The discount rates used in the valuation of our defined benefit pension and postretirement benefit plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements. We then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase for pension benefits is also based on our specific historical trends of past wage adjustments in recent years and expectations for the future.

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension assets is 7.75% at the end of fiscal 2009 and 8.00% at the end of fiscal 2008 and 2007. A 25 basis point increase in the expected rate of return on pension assets reduces annual pension expense by approximately $0.4 million. The discount rate was decreased to 5.5% and 5.25% at the end of fiscal 2009 for the pension and post retirement healthcare plan expense, respectively. A 50 basis point decrease in the discount rate increases the annual pension expense by approximately $1.3 million. The impact of this decrease to our post retirement healthcare plan expense would be less than $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates. Based upon the new rates and assumptions above, we expect the aggregate expense associated with our defined benefit plans to increase from $4.7 million in fiscal 2009 to $8.6 million in fiscal 2010. See Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, for key assumptions and other information regarding our retirement and post retirement benefit plans.
Uncertain Income Tax Positions
On October 1, 2007, we adopted the accounting standard that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In assessing the need for reserves for uncertain tax positions, we have to make judgments regarding the technical merit of a tax position, and when necessary, an estimate of the settlement amount based upon what we think is the probability of the outcome. At September 30, 2009, we had reserves of $8.3 million established for uncertain tax positions based upon our estimates. Our ability to make and update these estimates is limited to the information we have at any given point in time. This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others. As information available to us evolves, we update our reserves quarterly. These updates can result in volatility to our income tax rate (particularly to a given quarter) if new information or developments result in a significant change in our estimate.
Business Combinations
On October 1, 2009, we adopted a new accounting standard that governs how to account for and disclose business combinations (e.g., when we buy a business). With a few exceptions, the standard requires that we record the assets and liabilities of the acquired business at estimated fair value at the date of acquisition. Estimating fair value for acquired assets and liabilities as part of a business combination typically requires us to exercise judgment, particularly for those assets and liabilities that may be unique or not easily determined by reference to market data. Often estimates for these types of acquired assets and liabilities will be developed using valuation models that require both historical and forecasted inputs, as well as “market participant” expectations. Thus the valuation is directly affected by the inputs we judge as best under the given circumstances. When material, we expect to seek assistance of competent valuation professionals when the underlying valuation is more complex or unique.
We anticipate that in most cases, we will exercise significant judgment in estimating the fair value of intangible assets (customer lists or relationships, trademarks, etc., for example), contingent liabilities (loss reserves, for example), and contingent consideration (“earn-outs,” for example). This list is not exhaustive, but is designed to give you a better understanding of where we think a larger degree of judgment will be required due to the nature of the item and the way it is typically valued.
Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new standard related to fair value measurements. This standard defined fair value, established a framework for measuring fair value and expanded the disclosure requirements for both financial instruments and nonfinancial assets and liabilities. In February 2008, the FASB delayed for one year the implementation of this new standard for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on at least an annual basis. This standard as originally issued, became effective for us on October 1, 2008. Our adoption of the deferred portion of this standard on October 1, 2009, had no impact to our consolidated financial statements.

In December 2007, the FASB issued a new accounting standard on business combinations and noncontrolling interests in consolidated financial statements. This new standard changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred and also changes the accounting for contingent consideration, acquired contingencies, and restructuring costs related to an acquisition. Additionally, it requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheets as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss should be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest should be established. The adoption of this standard on October 1, 2009 did not have a material impact on our consolidated financial statements, although it will impact accounting and disclosure of future business acquisitions.
In March 2008, the FASB issued a new standard on disclosures about derivative instruments and hedging activities. The objective of the new standard is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The standard also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. This standard is effective as of the beginning of a company’s first fiscal year after November 15, 2008. This standard amends only the disclosure requirements for derivative instruments and hedged items. Since the Company currently has limited derivative related activities, the adoption of this standard on October 1, 2009, had no material impact to our consolidated financial statements.
In April 2008, the FASB issued a new accounting standard related to the determination of useful life of intangible assets. This new standard requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, the new standard requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The standard applies prospectively to all intangible assets newly acquired during fiscal years beginning after December 15, 2008 and interim periods within those fiscal years; early adoption is prohibited. Additional disclosures are required for all capitalized intangible assets as of the effective date. Our adoption of this standard on October 1, 2009, did not have a material impact on our consolidated financial statements, although it may impact the determination of the useful life of intangible assets acquired after September 30, 2009.
In June 2008, the FASB issued a new standard related to the determination of whether instruments granted in share-based payment transactions are participating securities to be included in the computation of earnings per share. The new standard clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Our adoption of this new standard on October 1, 2009, did not have a material impact on our consolidated financial statements.
In October 2008, the FASB issued a new standard related to determining the fair value of financial assets when the market for that asset is not active. The purpose of this standard was to clarify the application of fair value measurements when a market is not active. It also allows for the use of our internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. This standard did not change the objective of fair value measurements, which is to determine the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. Our adoption of this standard on October 10, 2008 did not have a material effect on our consolidated financial statements.

In December 2008, the FASB issued a new standard which provides guidance on employers’ disclosures about the plan assets of defined benefit plans, pensions, or other postretirement plans. The disclosures required by the standard include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure fair value of plan assets, the impact of measurements using significant unobservable inputs, and concentrations of risks within plan assets. The disclosures required by this standard are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We elected to early adopt the standard for the period ended September 30, 2009 and have included the applicable disclosures in Note 7 to our consolidated financial statements included Part II, Item 8 of this Form 10-K.
In April 2009, the FASB issued a new accounting standard related to the accounting for assets and liabilities assumed in a business combination that arise from contingencies. The standard addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that assets acquired or liabilities assumed be initially measured at fair value at the acquisition date. When fair value cannot be determined, the standard requires using the guidance provided for under accounting for contingencies, and reasonable estimation of the amount of a loss. The disclosures required are effective for fiscal years ending after December 15, 2008. Our adoption of this standard on October 1, 2009, did not have a material impact on our consolidated financial statements, although it will impact the accounting and disclosure of future acquisitions.
In April 2009, the FASB issued additional fair value guidance for determining whether a market is not active and a transaction is not distressed. The additional guidance does not include any specific disclosure requirements, but provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for financial assets. This standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt this standard in the quarter ended March 31, 2009. Our adoption of this standard did not have a material impact on our consolidated financial statements, although it may impact the determination of fair value of applicable instruments in future periods.
In April 2009, the FASB issued a new standard related to the recognition and presentation of other-than-temporary impairments. This standard amends the other-than-temporary guidance for debt securities. The new standard changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment charge to be recorded in earnings. Additionally, the standard expands and increases the disclosure requirements about other-than-temporary impairments to include: a) the cost basis of available-for-sale and held-to-maturity debt securities by major security type, b) the methodology and key inputs used to measure the portion of an other-than-temporary impairment related to credit losses by major security type, and c) a schedule of activity of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment recognized in other comprehensive income. We elected to early adopt this standard in the quarter ended March 31, 2009. Our adoption of this standard did not have a material impact on our consolidated financial statements, although it may impact the amount of other-than-temporary impairments, if any, recorded in a future period.
In April 2009, the FASB issued a new standard related to interim disclosures about the fair values of financial instruments amending existing accounting standards by requiring public companies to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim and annual financial statements. This standard was effective for all interim and annual periods ending after June 15, 2009. We elected to early adopt this standard in the quarter ended March 31, 2009. Our adoption of this standard did not have a material effect on our consolidated financial statements.
In May 2009, the FASB issued a new standard establishing the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth: (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard was effective for the interim or annual financial periods ending after June 15, 2009. Further, in connection with preparation of the consolidated financial statements and in accordance with this standard, management completed its evaluation of subsequent events through November 17, 2009.

In June 2009, the FASB established the Accounting Standards Codification as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Our adoption of this standard did not have any impact on our consolidated financial statements, although it changed how we refer to accounting standards under U.S. GAAP.
In August 2009, the FASB issued a new standard related to fair value measurements and disclosures and measuring liabilities at fair value. This standard provides further guidance on how to measure the fair value of a liability and provides the following guidance: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available; (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Our adoption of this standard did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Standards
In June 2009, the FASB issued a new standard related to accounting for transfers of financial assets and amending previous guidance in order to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This standard will be effective fiscal years beginning after November 15, 2009, our fiscal 2011. We currently do not anticipate that adoption of this standard will result in a material impact to our consolidated financial statements.
In June 2009, the FASB issued a new standard related to the consolidation of variable interest entities which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new standard also requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This standard will be effective fiscal years beginning after November 15, 2009, our fiscal 2011. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
In October 2009, the FASB issued a new standard related to the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This standard also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in this standard retrospectively for all prior periods. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In this section, we tell you about “market risks” we think could have a significant impact on our bottom line or the financial strength of our company. “Market risks” here generally mean how results of operations and the value of assets and liabilities could be affected by market factors such as interest rates, currency exchange rates, the value of commodities, and debt and equity price risks. If those factors change significantly, it could help or hurt our bottom line, depending on how we react to them.
We are exposed to various market risks. We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. Our primary exposures are to collection risk (customer receivables and our Forethought note), fluctuations in market prices for certain purchases of commodities, variability in exchange rates in foreign locations, and volatility in the fair value of our investments. We also have some interest rate exposure. What follows are the specifics.
We have an outstanding note receivable (the “Note”) and related interest receivable from Forethought Financial Group, Inc. (“Forethought”) with an aggregate carrying value of $142.8 million as of September 30, 2009. The primary risk with the Note is collection. Should Forethought underperform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted, resulting in a material adverse impact on our financial condition and results of operations. We currently do not expect this to be the case. We estimate the fair value of the note receivable from Forethought based upon comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk adjusted for liquidity considerations. Based upon market data available to us, we estimate that the fair value of the note and accrued interest is approximately $109.0 million based upon an estimated yield to maturity of approximately 15% as of September 30, 2009. This is approximately $33.8 million below its carrying value at September 30, 2009. An increase or decrease of 1% in the discount rate utilized to estimate the fair value of the note (including interest receivable) would indicate a change in fair value of approximately $6 million.
We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, wood, red metals, and fuel. While these materials are typically available from multiple suppliers, commodity raw materials are subject to market price fluctuations. We generally buy these commodities based upon market prices that are established with the supplier as part of the purchasing process. We generally attempt to obtain firm pricing from our larger suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or if our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs.
We are subject to variability in foreign currency exchange rates primarily in our Canadian operations. The primary risk here is the significance of the volatility in the exchange rates. Exposure to this variability is partially offset through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time to time we enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions, primarily forecasted intercompany purchasing. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.
We have a portfolio of auction rate securities (“ARS” with an estimated fair value of $47.2 million as of September 30, 2009). We also have an enforceable, non-transferable right (the “Put” estimated fair value of $1.7 million as of September 30, 2009) from UBS Financial Services (“UBS”) that allows us to sell approximately $28.4 million of our existing ARS (carrying value at September 30, 2009) at par value plus accrued interest. We may exercise the Put at anytime during the period of June 30, 2010, through July 2, 2012. The market for the ARS continues to experience auction failures, as the supply of the securities in the market exceeds demand. As a result, the primary risk here is the lack of a liquid market to sell these investments. If current market conditions do not improve, we may not be able to readily convert the ARS to cash, exposing us to a longer-term risk of impairment, and our earnings could be adversely affected. The Put does mitigate this risk on that portion of the ARS, to which it applies, assuming that UBS honors the terms of the Put. We currently expect to exercise the Put to liquidate the applicable portion of the ARS.

We are also subject to volatility in our investment portfolio. The investment portfolio includes private equity limited partnerships (“LPs”) and common stock with an aggregate carrying value of $18.8 million at September 30, 2009. These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact. The changes in the fair value of the LPs’ underlying investment portfolios can impact us significantly because we record our share of the change in our income statement under the equity method of accounting.
Our pension plans’ assets are also subject to volatility that can be caused by fluctuation in general economic conditions. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies. Those policies subject investments to the following restrictions: short-term securities must be rated A2/P2 or higher, fixed income securities must have a quality credit rating of “BBB” or higher, and investments in equities in any one company may not exceed 10 percent of the equity portfolio. Our income statement is currently shielded from volatility in plan assets due to the way accounting standards are applied for pension plans, although favorable or unfavorable investment performance over the long term will impact our pension expense if it deviates from our assumption related to future rate of return.
At September 30, 2009, we had $60.0 million outstanding under our $400 million revolving credit facility. We are subject to interest rate risk associated with our revolving credit facility which bears a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Assuming our borrowings were to remain at $60.0 million for twelve months, a 1% move in the related interest rates would increase or decrease our annual interest expense by approximately $0.6 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on our assessment, under the criteria established in Internal Control — Integrated Framework, issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2009.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears on the following page.

By:	/s/ Kenneth A. Camp Kenneth A. Camp
President and Chief Executive Officer

By:	/s/ Cynthia L. Lucchese Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

By:	/s/ Theodore S. Haddad, Jr. Theodore S. Haddad, Jr.
Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Hillenbrand, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand, Inc. and its subsidiaries (the “Company”) at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for uncertain tax positions effective October 1, 2007 and changed the manner in which it accounts for defined benefit pension and other postretirement plans effective September 30, 2007.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP Indianapolis, Indiana
November 24, 2009

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts)

	Fiscal Year Ended September 30,
	2009	2008	2007
Net revenues	$649.1	$678.1	$667.2
Cost of goods sold	374.7	397.6	388.6

Gross profit	274.4	280.5	278.6
Operating expenses (including separation costs, see Note 6)	119.4	130.9	123.0

Operating profit	155.0	149.6	155.6
Interest expense	(2.1)	(2.2)	—
Investment income and other	7.9	5.9	1.4

Income before income taxes	160.8	153.3	157.0
Income tax expense	58.5	60.1	57.5

Net income	$102.3	$93.2	$99.5

Income per common share-basic and diluted (Note 10)	$1.66	$1.49	$1.59
Dividends per common share*	$0.74	$.365	$—

Average common shares outstanding — basic and diluted	61.7	62.5	62.5

*	Our first dividend as a stand-alone public company was paid June 30, 2008. Accordingly, there are no dividends reported for the first two quarters of fiscal year 2008 or the prior fiscal year 2007.
See Notes to Consolidated Financial Statements.

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in millions)

	September 30,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$35.2	$14.7
Trade receivables, net	85.2	88.4
Inventories	42.5	48.6
Auction rate securities and related Put right	30.1	—
Interest receivable from Forethought Financial Group, Inc.	10.0	—
Deferred income taxes	21.5	22.4
Other current assets	8.4	7.5

Total current assets	232.9	181.6
Property, net	85.3	90.8
Intangible assets, net	16.3	19.7
Auction rate securities	18.8	51.1
Note and interest receivable from Forethought Financial Group, Inc., long-term portion	132.8	130.4
Investments	18.8	25.2
Deferred income taxes	35.0	19.7
Other assets	21.2	26.8

Total Assets	$561.1	$545.3

LIABILITIES
Current Liabilities
Revolving credit facility	$60.0	$100.0
Trade accounts payable	13.1	15.8
Accrued compensation	25.6	24.6
Accrued customer rebates	18.8	20.4
Other current liabilities	17.4	25.2

Total current liabilities	134.9	186.0
Accrued pension and postretirement healthcare, long-term portion	84.5	33.5
Other long-term liabilities	37.7	37.4

Total Liabilities	257.1	256.9

Commitments and Contingencies (Note 12)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 199.0 shares authorized; 62.8 and 62.4 shares issued, 61.9 and 62.1 shares outstanding at September 30, 2009 and 2008, respectively	—	—
Additional paid-in-capital	297.6	286.4
Retained earnings	79.3	23.0
Treasury stock, at cost; 0.9 and 0.3 shares at September 30, 2009 and 2008, respectively	(17.5)	(6.2)
Accumulated other comprehensive loss	(55.4)	(14.8)

Total Shareholders’ Equity	304.0	288.4

Total Liabilities and Shareholders’ Equity	$561.1	$545.3

See Notes to Consolidated Financial Statements.

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Fiscal Year Ended September 30,
	2009	2008	2007
Operating Activities:
Net income	$102.3	$93.2	$99.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18.6	19.1	18.5
Provision/(benefit) for deferred income taxes	3.2	(3.1)	(7.1)
Net loss/(gain) on disposal of property and impairment of investment	0.2	0.7	(0.2)
Interest income on Forethought Financial Group, Inc. note receivable	(12.4)	(5.8)	—
Equity in net loss from affiliates	5.4	—	—
Distribution of earnings from affiliates	0.3	—	—
Stock based compensation	6.7	1.6	—
Trade accounts receivable	3.0	2.0	5.9
Inventories	6.1	(1.7)	1.8
Other current assets	2.4	(3.6)	3.1
Trade accounts payable	(2.6)	(2.5)	(0.3)
Accrued expenses and other current liabilities	(3.6)	(1.8)	(1.5)
Income taxes prepaid or payable	—	7.7	(0.9)
Defined benefit plan funding	(9.5)	(6.3)	(2.0)
Defined benefit plan expense	4.7	4.9	4.1
Other, net	(1.6)	(2.6)	6.4

Net cash provided by operating activities	123.2	101.8	127.3

Investing Activities:
Capital expenditures, both tangible and intangible	(10.0)	(10.0)	(15.6)
Proceeds on disposal of property	0.2	0.5	1.1
Payment for acquisitions of businesses, net of cash acquired	—	(0.4)	(5.6)
Proceeds from redemption of auction rate securities	2.3	4.3	—
Capital contributions to affiliates	(0.6)	—	—
Return of investment capital from affiliates	2.8	1.4	—

Net cash used in investing activities	(5.3)	(4.2)	(20.1)

Financing Activities:
Proceeds from revolving credit facility	40.0	265.0	—
Repayments on revolving credit facility	(80.0)	(165.0)	—
Financing costs	—	(0.9)	—
Payment of dividends on common stock	(45.6)	(22.8)	—
Proceeds on issuance of common stock	0.7	0.4	—
Purchase of common stock	(12.5)	(6.2)	—
Cash received from parent in connection with separation	—	125.4	—
Net change in advances to Former Parent	—	(290.3)	(103.5)

Net cash used in financing activities	(97.4)	(94.4)	(103.5)

Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	0.3

Net cash flows	20.5	2.8	4.0

Cash and cash equivalents:
At beginning of period	14.7	11.9	7.9

At end of period	$35.2	$14.7	$11.9

Cash paid during the period for interest	$1.6	$1.8	$—
Cash paid (net of refunds) during the period for income taxes (including amounts to our Former Parent)	$54.7	$63.4	$65.5
See Notes to Consolidated Financial Statements.

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(amounts in millions)

			Additional				Accumulated	Parent
	Common Stock		Paid-in	Retained	Treasury Stock		Other	Company
	Shares	Amount	Capital	Earnings	Shares	Amount	Comprehensive Loss	Investment	Total

Balance at September 30, 2006	—	$—	$—	$—	—	$—	$(5.0)	$197.5	$192.5
Change in parent company investment	—	—	—	—	—	—	—	(103.5)	(103.5)
Comprehensive income:
Change in minimum pension liability (net of taxes of $0.2)	—	—	—	—	—	—	0.2	—	0.2
Change in foreign currency translation adjustment	—	—	—	—	—	—	1.2	—	1.2
Net income	—	—	—	—	—	—	—	99.5	99.5

Total comprehensive income									100.9

Adoption of accounting standard for defined benefit pension and other postretirement plans (Note 2)	—	—	—	—	—	—	(9.0)	—	(9.0)

Balance at September 30, 2007							(12.6)	193.5	180.9
Adoption of accounting standard for uncertain income tax positions (Note 2)	—	—	—	—	—	—	—	(1.8)	(1.8)
Change in parent company investment	—	—	—	—	—	—	—	(290.3)	(290.3)
Comprehensive income:
Change in items not recognized as a component of net pension and postretirement healthcare costs (net of taxes of $3.5)	—	—	—	—	—	—	(5.7)	—	(5.7)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Change in unrealized gain on derivative instruments (net of taxes of $0.2)	—	—	—	—	—	—	0.3	—	0.3
Change in net unrealized gain on available for sale securities (net of taxes of $0.2)	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income generated prior to separation	—	—	—	—	—	—	—	47.3	47.3
Net income generated subsequent to separation	—	—	—	45.9	—	—	—	—	45.9

Total comprehensive income									87.5

Issuance of common stock related to stock awards or options	—	—	0.4	—	—	—	—	—	0.4
Stock based compensation	—	—	1.6	—	—	—	—	—	1.6
Contribution of net assets from Hill-Rom	—	—	1.0	—	—	—	3.5	334.6	339.1
Issuance of common stock to shareholders of Hill-Rom	62.4	—	283.3	—	—	—	—	(283.3)	—
Purchases of common stock	—	—	—	—	0.3	(6.2)	—	—	(6.2)
Dividends on common stock	—	—	0.1	(22.9)	—	—	—	—	(22.8)

Balance at September 30, 2008	62.4	—	286.4	23.0	0.3	(6.2)	(14.8)	—	288.4
Comprehensive income:
Change in items not recognized as a component of net pension and postretirement healthcare costs (net of taxes of $20.5)	—	—	—	—	—	—	(35.5)	—	(35.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(0.5)	—	(0.5)
Change in unrealized gain on derivative instruments (net of taxes of $0.6)	—	—	—	—	—	—	(1.1)	—	(1.1)
Change in net unrealized gain on available for sale securities (net of taxes of $0.6)	—	—	—	—	—	—	1.1	—	1.1
Net income	—	—	—	102.3	—	—	—	—	102.3

Total comprehensive income									66.3

Issuance of common stock related to stock awards or options	0.4	—	(0.5)	—	(0.1)	1.2	—	—	0.7
Stock based compensation	—	—	6.7	—	—	—	—	—	6.7
Adjustment to net assets from Hill-Rom	—	—	4.6	—	—	—	(4.6)	—	—
Purchases of common stock	—	—	—	—	0.7	(12.5)	—	—	(12.5)
Dividends on common stock	—	—	0.4	(46.0)	—	—	—	—	(45.6)

Balance at September 30, 2009	62.8	$—	$297.6	$79.3	0.9	$(17.5)	$(55.4)	$—	$304.0

See Notes to Consolidated Financial Statements.

HILLENBRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
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
Significant Components of the Distribution
In connection with the Distribution, we executed the following transactions:
•	Hill-Rom transferred to us at March 31, 2008:
•	Investments in private equity limited partnerships and common stock (carrying value of $27.9) and a note receivable from Forethought Financial Group, Inc. (carrying value of $124.6).

•	Auction rate securities (carrying value of $55.3 plus interest receivable of $0.8).

•	Net unrealized gains on available for sale securities (net of taxes), of $3.3 as a component of accumulated other comprehensive loss.

•
A joint ownership interest in the corporate conference center facilities (carrying value of $1.2) and the corporate aircraft (carrying value of $6.3), in addition to other fixed assets (carrying value of $0.6).

•
Various deferred tax assets and liabilities associated with the assets described above (net asset carrying value of $0.4), our share of prepaid income taxes (carrying value of $14.6), and income taxes payable to Hill-Rom generated by our operations through the date of separation (carrying value of $19.2).

•	Cash of $110.0 and a $15.4 receivable, which we collected from Hill-Rom in April 2008.
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

•	The parent company investment account of $283.3 immediately prior to the separation was reclassified to additional paid-in capital.

•
Subsequent to the Distribution, we finalized the split of our pension plan obligations and certain income tax balances with Hill-Rom. These activities resulted in subsequent adjustments that increased additional paid-in capital by $1.0 and reduced accumulated other comprehensive loss by an additional $0.2 as of September 30, 2008.

•
Subsequent to the Distribution, we finalized the amounts related to accumulated other comprehensive loss transferred to us by Hill-Rom. This resulted in a subsequent reclassification adjustment that increased other comprehensive loss and increased additional paid in capital by $4.6 as of September 30, 2009.

Nature of Operations
We are the leader in the North American death care industry. We manufacture, distribute, and sell funeral service products to licensed funeral directors who operate licensed funeral homes. Our Batesville® branded products consist primarily of burial caskets but also include cremation caskets, containers, and urns’, selection room display fixturing for funeral homes; and other personalization and memorialization products and services, including the creation and hosting of websites for licensed funeral homes.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated historical results of operations, financial position, and cash flows of the Company, formerly the funeral services business of Hill-Rom. Management believes the assumptions underlying the consolidated financial statements, including the assumptions utilized to allocate general corporate overhead costs from Hill-Rom, are reasonable. However, these consolidated financial statements do not include all of the actual expenses that would have been incurred had the Company been a stand-alone entity during the periods prior to the Distribution on March 31, 2008, and do not reflect the consolidated results of operations, financial position, and cash flows as if the Company had been a stand-alone company during those earlier periods. See Note 6 for further information regarding allocated expenses.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Accordingly, management exercises judgment in making these estimates. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, the collectability of our note receivable from Forethought Financial Group, Inc. (“Forethought”), the establishment of reserves related to our customer rebates, allowance for doubtful accounts and early pay discounts, inventories, income taxes, accrued litigation, self insurance reserves, and the estimation of fair value associated with our auction rate securities and related Put right.
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
Trade Receivables
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless they become past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable portfolio. We determine the allowance based on historical write-off and individual customer collection experience. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. We generally hold our trade accounts receivable until they are paid. At September 30, 2009 and 2008, we had reserves against our trade receivables of approximately $17.3 and $16.1, respectively.

Inventories
Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 84% and 83% of our inventories at September 30, 2009 and 2008, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories consisted of the following:

	September, 30
	2009	2008
Raw materials and work in process	$10.1	$10.5
Finished products	32.4	38.1

Total	$42.5	$48.6

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $13.2 and $13.1 higher than reported at September 30, 2009 and 2008, respectively.
Property
Property is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Land improvements	6 years
Buildings and building equipment	10-40 years
Machinery and equipment	3-10 years
When property is retired from service or otherwise disposed of, the cost and related amount of accumulated depreciation are eliminated. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2009, 2008 and 2007 was $14.9, $15.4 and $14.4, respectively. The major components of property and the related accumulated depreciation were as follows:

	September 30, 2009		September 30, 2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Land and land improvements	$7.4	$3.4	$7.3	$3.3
Buildings and building equipment	73.8	46.9	72.1	45.1
Machinery and equipment	236.4	182.0	238.6	178.8

Total	$317.6	$232.3	$318.0	$227.2

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

Costs associated with internal use software are recorded in accordance with accounting standards for costs of computer software developed or obtained for internal use. Certain expenditures relating to the development of software for internal use are capitalized in accordance with these standards. Capitalized software costs are amortized on a straight-line basis over periods ranging from five to ten years once the software is ready for its intended use. Amortization expense approximated $2.7, $2.8 and $3.0 for fiscal years 2009, 2008 and 2007, respectively, and is included in the total amortization expense amounts provided below.
A summary of intangible assets and the related accumulated amortization is as follows:

	September 30, 2009		September 30, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Goodwill	$5.8	$—	$5.8	$—
Software	27.4	20.2	27.3	17.6
Other	8.1	4.8	8.1	3.9

Total	$41.3	$25.0	$41.2	$21.5

Total amortization expense for fiscal years 2009, 2008 and 2007 was $3.6, $3.7 and $3.9, respectively. Based upon intangible assets in service at September 30, 2009, amortization expense is expected to approximate the following for each of the next five fiscal years and thereafter: $3.5 in 2010, $3.4 in 2011, $2.1 in 2012, $1.2 in 2013, $0.2 in 2014 and $0.1 thereafter.
Auction Rate Securities and Related Put Right
At September 30, 2009 and 2008, we held a portfolio of auction rate securities (“ARS”) (consisting of highly rated tax exempt state and municipal securities, the majority of which are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program). As of September 30, 2009, the underlying securities in the portfolio consist of creditworthy borrowers with AAA or A3 debt ratings. These investments are recorded at fair value in accordance with accounting standards of accounting for investments in debt and equity securities. At September 30, 2009 and 2008, the aggregate carrying value of our ARS were $47.2 and $51.1, respectively. We have estimated the current fair value of the portfolio with information provided by banks with expertise in valuing these securities, considering current liquidity limitations, interest rate risk, and the credit worthiness of the borrower, among other factors. The risk exists that the various valuation models utilized by the banks will not reasonably predict the actual price necessary to attract interested buyers for these securities. Recent market conditions and auction rate failures have adversely impacted the liquidity of the ARS resulting in the recording of unrealized losses. With the exception of the portion of the portfolio covered by a put right discussed below, the continuing effect of these conditions has led us to conclude that an orderly conversion of the portfolio into cash will likely take more than 12 months. Accordingly, we are classifying that portion as non-current. Although we have the ability and the intent to hold these assets until market conditions are more favorable, if current market conditions do not improve or worsen, we may not be able to readily convert these securities to cash. Such circumstances could result in further temporary unrealized losses or impairment, and earnings could be adversely affected. When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as an investment gain or loss. Since these investments were transferred to us in connection with the Distribution, no income from these assets was earned by us in any period prior to April 1, 2008.
In November 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell to UBS $28.4 (fair value at September 30, 2009) of our existing ARS at par value ($30.1 at September 30, 2009) plus accrued interest. We may exercise this Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at any time prior to expiration at their discretion.
Because the Put has value, we are required to record it on our books as an asset. Therefore, in accordance with accounting standards for the fair value option for financial assets and financial liabilities, we have elected to report the Put at its estimated fair value and record related changes in fair value as a component of “Investment income and other” within the consolidated statements of income. Also, because we now intend to sell these securities to UBS at par value, in accordance with accounting standards for certain investments in debt and equity securities, we have elected to reclassify the ARS related to the Put from “available-for-sale” to “trading” securities. As trading securities, the changes in fair value corresponding to the UBS related ARS (previously recorded as a component of accumulated other comprehensive loss) are now recorded as a component of “Investment income and other” within our consolidated statements of income. We made these elections so that the effects of changes in the fair value of the UBS related ARS and the related Put would substantially offset within our statement of income, thereby limiting the volatility we might otherwise experience.

The following table presents the activity related to our ARS and the Put right:

	ARS		Put		(Gain)
	A	B	Right C	AOCL D	Loss E
Balance at September 30, 2007	$—	$—	$—	$—
Distribution of ARS from Hill-Rom	55.3	—	—	1.7
Change in fair value	0.1	—	—	(0.1)	$—
Sales or redemptions	(4.3)	—	—	—	—

Balance at September 30, 2008	51.1	—	—	1.6	$—

Change in fair value prior to Put	(4.5)	—	—	4.5
Gain on receipt of Put	—	—	3.7	—	$(3.7)
Transfer to trading securities	(26.8)	26.8	—	(3.8)	3.8
Change in fair value after Put	0.8	2.1	(2.0)	(0.8)	(0.1)
Sales or redemptions	(1.8)	(0.5)	—	—	—

Balance at September 30, 2009	$18.8	$28.4	$1.7	$1.5	$—

A-	Auction rate securities; available for sale, at fair value

B-	Auction rate securities; trading, at fair value

C-	Put right; at fair value

D-	AOCL; amount included within accumulated other comprehensive loss (pre-tax)

E-	(Gain) loss included within “Investment income and other” (pre-tax)
See Note 14 for information related to the determination of fair value related to our ARS.
Note Receivable from Forethought Financial Group, Inc. (the “Note”)
The Forethought note receivable primarily represents seller provided financing to Forethought, the entity that purchased Hill-Rom’s former Forethought Financial Services, Inc. subsidiary. The Note was transferred to us by Hill-Rom in connection with the Distribution. As of September 30, 2009, the carrying value of the Note consists of the Note’s face value of $107.7 and interest receivable of $35.6, all reduced by the remaining unamortized discount of $0.5. This Note carries an increasing rate of interest over its original ten-year term beginning June 2004, with interest accruing at 6.0% for the first five years and compounding semi-annually. The stated interest rate increases to 8.0% in June 2009, and to 10.0% in June 2011. The stated interest rates when taken together with amortization of the discount results in an effective interest rate of 9.5% over the life of the Note. No payments of interest or principal are due under the Note until fiscal 2010, at which time annual payments of $10.0 are required, unless deferred under terms of the Note. All outstanding amounts are due at maturity, which is scheduled to be July 2014 unless extended by Forethought for a period of up to two additional years at an interest rate of 12.0%.
We evaluate the Note for impairment based upon collectability considering current economic conditions, credit loss experience, and other criteria. Performing an impairment evaluation of the Note requires us to exercise significant judgments as to whether Forethought has the financial wherewithal to make the scheduled payments based upon events or conditions that we are aware of existing on or prior to the balance sheet date. The Note agreement provides us access to various kinds of financial information from Forethought. We utilize this information to assess the financial strength of Forethought and our prospects for getting paid. If, based upon this evaluation, it is probable that the Note will not be paid in accordance with its terms, it is deemed impaired. Upon the determination of impairment, if any, an impairment reserve is established based upon the then carrying value of the Note and the estimated discounted cash flows we expect to receive on an impaired basis.

Because the Note was transferred to us in connection with the Distribution, no income from this asset was earned by us in any period prior to April 1, 2008.
Investments
Our investment portfolio consists primarily of investments in private equity limited partnerships and common stock (carrying value of $18.8 and $25.2 at September 30, 2009 and 2008, respectively).
We use the equity method of accounting for substantially all our private equity limited partnerships, with earnings or losses reported within the line item “Investment income and other” in our consolidated statements of income, including our portion of any unrealized gains or losses experienced by these affiliates. Earnings and carrying values for investments accounted for under the equity method are determined based upon financial statements provided by the investment companies. Certain of these investments require commitments by us to provide additional funding of up to $3.3. The timing of this funding is uncertain but is expected to occur over the next three years.
When an investment is sold, we report the difference between the sales proceeds and its carrying value (determined based on specific identification) as an investment gain or loss. We regularly evaluate all investments for possible impairment based on current economic conditions and other criteria. If there is a decline in an investment’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss, and the cost basis of the investment is reduced to its estimated fair value. The evaluation of investments for impairment requires judgments to be made including (i) the identification of potentially impaired investments; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other-than-temporary.
Because the investments were transferred to us in connection with the Distribution, no income from these assets was earned by us in any period prior to April 1, 2008.
Retirement Plans
In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new standard related to accounting for defined benefit pension and other postretirement plans. This standard requires recognition of the funded status of a benefit plan in the statement of financial position and also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The standard provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006, our fiscal year 2007. We adopted the recognition and disclosure elements at the end of the 2007 fiscal year. See Note 7 for the impact of adopting this standard.
Environmental Liabilities
Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These reserves are determined without consideration of possible loss recoveries from third parties. More specifically, financial management, in consultation with its environmental engineer, estimates the range of liability based on current interpretations of environmental laws and regulations. For each site in which a Company unit is involved, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan and the periods in which we will make payments toward the remediation plan. We do not make an estimate of general or specific inflation for environmental matters since the number of sites is small, the magnitude of costs to execute remediation plans is not significant, and the estimated time frames to remediate sites are not believed to be lengthy.
Specific costs included in environmental expense and reserves include site assessment, development of a remediation plan, clean-up costs, post-remediation expenditures, monitoring, fines, penalties, and legal fees. Reserve amounts represent the expected undiscounted future cash outflows associated with such plans and actions, and amounted to $0.4 and $0.5 at September 30, 2009 and 2008, respectively.
Expenditures that relate to current operations are charged to expense.

Judgment Sharing Agreement (“JSA”)
As discussed in Note 6, in March 2008, we entered into a JSA with Hill-Rom related to antitrust litigation matters discussed in Note 12. We apply appropriate accounting standards for contingencies in evaluating and accounting for this JSA. The JSA apportions responsibility between us and Hill-Rom for any potential liabilities associated with that litigation.
Self-Insurance
We are generally self-insured up to certain limits for product/general liability, workers’ compensation, auto liability, and professional liability insurance programs, as well as certain employee health benefits including medical, drug, and dental. These policies have deductibles and self-insured retentions ranging from $0.5 to $1.0 per occurrence, depending upon the type of coverage and policy period. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as other current liabilities and other long-term liabilities within the consolidated balance sheets.
Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2009 and 2008.
Accumulated Other Comprehensive Loss
Reporting of comprehensive income requires the net-of-tax effect on foreign currency translation adjustments, unrealized gains or losses on derivative instruments and available for sale securities, along with pension or other defined benefit postretirement plans’ actuarial gains/losses and prior service costs to be included as a component of accumulated other comprehensive loss.
The components of accumulated other comprehensive loss, each net of tax (corresponding to income tax rates from between 35% to 37%, excluding cumulative foreign currency translation adjustment), were as follows:

	September 30,
	2009	2008
Cumulative foreign currency translation adjustments	$(3.1)	$(2.6)
Items not recognized as a component of net pension and postretirement benefit costs	(51.0)	(15.5)
Net unrealized gain (loss) on derivative instruments	(0.8)	0.3
Net unrealized gain (loss) on available for sale securities	(0.5)	3.0

Total	$(55.4)	$(14.8)

Revenue Recognition
We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue for our products is generally recognized upon delivery of the products to the customer, but in no case prior to when the risk of loss and other risks and rewards of ownership are transferred.
Net revenues reflect gross revenues less sales discounts, customer rebates, sales incentives, and product returns. In accordance with accounting standards for consideration given by a vendor to a customer (including a reseller of the vendor’s products), we record reserves for customer rebates, typically based upon projected customer volumes. In addition, in connection with obtaining long-term supply agreements from our customers, we may offer sales incentives in the form of custom showrooms and fixtures. Costs associated with these sales incentives are amortized over the term of the related agreement, typically 3 to 5 years. Our sales terms generally offer customers various rights of return. We record reserves for estimated product returns in accordance with the standards for revenue recognition when a right of return exists.

Cost of Goods Sold
Cost of goods sold consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, overhead costs, and costs associated with the distribution and delivery of products to our customers.
Research and Development Costs
Research and development costs are expensed as incurred as a component of operating expenses and were $3.8, $3.6 and $3.2 for fiscal years 2009, 2008 and 2007, respectively.
Advertising Costs
Advertising costs are expensed as incurred and were $3.0, $3.0 and $6.5 for fiscal years 2009, 2008 and 2007, respectively.
Income Taxes
Our operating results have historically been included in Hill-Rom’s consolidated U.S. income tax returns for periods prior to the Distribution. Foreign operations file income tax returns in a number of jurisdictions. The provision for income taxes has been determined on a separate return basis as if we were a separate, stand-alone taxpayer rather than a member of Hill-Rom’s consolidated income tax return group. Deferred income taxes are computed in accordance with rules under accounting standards for income taxes and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences, and tax planning strategies are considered.
On October 1, 2007, we adopted the new standard for uncertainty in income taxes, which addresses the accounting and disclosure of uncertain income tax positions. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this standard, the difference between the tax benefit recognized in the financial statements for a position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.
The adoption of this standard was reflected as a cumulative effect of a change in accounting principle and resulted in a decrease to beginning parent company equity at October 1, 2007, of $1.8. The total amount of unrecognized tax benefits at that date was $7.4, which included $3.7 that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which if recognized, would not impact our effective tax rate. We account for accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption accrued interest and penalties were $0.2.
Derivative Instruments and Hedging Activity
We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. Derivative financial instruments related to currency exchange rates include forward intercompany purchase and sale agreements which generally have terms no greater than fifteen months. We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. The aggregate contract amount of our cash flow currency derivative instruments outstanding was $11.2 and $14.8 at September 30, 2009 and 2008, respectively. The fair value of these contracts was a ($1.1) (a liability) and $0.5 (an asset) at September 30, 2009 and 2008, respectively.

To account for our derivative financial instruments, we follow accounting standards established for derivative instruments and hedging activities. Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive loss, depending on whether a derivative is designed and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss are subsequently included in earnings in the periods in which earnings are affected by the hedged item. These activities have not had a material effect on our financial position or results of operations for the periods presented herein.
Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new standard related to fair value measurements. This standard defined fair value, established a framework for measuring fair value and expanded the disclosure requirements for both financial instruments and nonfinancial assets and liabilities. In February 2008, the FASB delayed for one year, the implementation of this new standard for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on at least an annual basis. This standard as originally issued, became effective for us on October 1, 2008. Our adoption of the deferred portion of this standard on October 1, 2009, had no impact to our consolidated financial statements.
In December 2007, the FASB issued a new accounting standard on business combinations and noncontrolling interests in consolidated financial statements. This new standard changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred and also changes the accounting for contingent consideration, acquired contingencies, and restructuring costs related to an acquisition. Additionally, it requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheets as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss should be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest should be established. The adoption of this standard on October 1, 2009 did not have a material impact on our consolidated financial statements, although it will impact accounting and disclosure of future business acquisitions.
In March 2008, the FASB issued a new standard on disclosures about derivative instruments and hedging activities. The objective of the new standard is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The standard also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. This standard is effective as of the beginning of a company’s first fiscal year after November 15, 2008. This standard amends only the disclosure requirements for derivative instruments and hedged items. Since the Company currently has limited derivative related activities, the adoption of this standard on October 1, 2009, had no material impact to our consolidated financial statements.
In April 2008, the FASB issued a new accounting standard related to the determination of useful life of intangible assets. This new standard requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, the new standard requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The standard applies prospectively to all intangible assets newly acquired during fiscal years beginning after December 15, 2008 and interim periods within those fiscal years; early adoption is prohibited. Additional disclosures are required for all capitalized intangible assets as of the effective date. Our adoption of this standard on October 1, 2009, did not have a material impact on our consolidated financial statements, although it may impact the determination of the useful life of intangible assets acquired after September 30, 2009.

In June 2008, the FASB issued a new standard related to the determination of whether instruments granted in share-based payment transactions are participating securities to be included in the computation of earnings per share. The new standard clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Our adoption of this new standard on October 1, 2009, did not have a material impact on our consolidated financial statements.
In October 2008, the FASB issued a new standard related to determining the fair value of financial assets when the market for that asset is not active. The purpose of this standard was to clarify the application of fair value measurements when a market is not active. It also allows for the use of our internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. This standard did not change the objective of fair value measurements, which is to determine the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. Our adoption of this standard on October 10, 2008 did not have a material effect on our consolidated financial statements.
In December 2008, the FASB issued a new standard which provides guidance on employers’ disclosures about the plan assets of defined benefit plans, pensions or other postretirement plans. The disclosures required by the standard include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure fair value of plan assets, the impact of measurements using significant unobservable inputs, and concentrations of risks within plan assets. The disclosures required by this standard are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We elected to early adopt the standard for the period ended September 30, 2009 and have included the applicable disclosures in Note 7 to our consolidated financial statements included Part II, Item 8 of this Form 10-K.
In April 2009, the FASB issued a new accounting standard related to the accounting for assets and liabilities assumed in a business combination that arise from contingencies. The standard addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that assets acquired or liabilities assumed be initially measured at fair value at the acquisition date. When fair value cannot be determined, the standard requires using the guidance provided for under accounting for contingencies, and reasonable estimation of the amount of a loss. The disclosures required are effective for fiscal years ending after December 15, 2008. Our adoption of this standard on October 1, 2009, did not have a material impact on our consolidated financial statements, although it will impact the accounting and disclosure of future acquisitions.
In April 2009, the FASB issued additional fair value guidance for determining whether a market is not active and a transaction is not distressed. The additional guidance does not include any specific disclosure requirements, but provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for financial assets. This standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt this standard in the quarter ended March 31, 2009. Our adoption of this standard did not have a material impact on our consolidated financial statements, although it may impact the determination of fair value of applicable instruments in future periods.

In April 2009, the FASB issued a new standard related to the recognition and presentation of other-than-temporary impairments. This standard amends the other-than-temporary guidance in for debt securities. The new standard changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment charge to be recorded in earnings. Additionally, the standard expands and increases the disclosure requirements about other-than-temporary impairments to include: a) the cost basis of available-for-sale and held-to-maturity debt securities by major security type, b) the methodology and key inputs used to measure the portion of an other-than-temporary impairment related to credit losses by major security type and c) a schedule of activity of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment recognized in other comprehensive income. We elected to early adopt this standard in the quarter ended March 31, 2009. Our adoption of this standard did not have a material impact on our consolidated financial statements, although it may impact the amount of other-than-temporary impairments, if any, recorded in a future period.
In April 2009, the FASB issued a new standard related to interim disclosures about the fair values of financial instruments amending existing accounting standards by requiring public companies to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim and annual financial statements. This standard was effective for all interim and annual periods ending after June 15, 2009. We elected to early adopt this standard in the quarter ended March 31, 2009. Our adoption of this standard did not have a material effect on our consolidated financial statements.
In May 2009, the FASB issued a new standard establishing the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth: (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard was effective for the interim or annual financial periods ending after June 15, 2009. Further, in connection with preparation of the consolidated financial statements and in accordance with this standard, management completed its evaluation of subsequent events through November 17, 2009.
In June 2009, the FASB established the Accounting Standards Codification as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Our adoption of this standard did not have any impact on our consolidated financial statements, although it changed how we refer to accounting standards under U.S. GAAP.
In August 2009, the FASB issued a new standard related to fair value measurements and disclosures and measuring liabilities at fair value. This standard provides further guidance on how to measure the fair value of a liability and provides the following guidance: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Our adoption of this standard did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Standards
In June 2009, the FASB issued a new standard related to accounting for transfers of financial assets and amending previous guidance in order to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This standard will be effective fiscal years beginning after November 15, 2009, our fiscal 2011. We currently do not anticipate that adoption of this standard will result in a material impact to our consolidated financial statements.

In June 2009, the FASB issued a new standard related to the consolidation of variable interest entities which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new standard also requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This standard will be effective fiscal years beginning after November 15, 2009, our fiscal 2011. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
In October 2009, the FASB issued a new standard related to the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This standard also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in this standard retrospectively for all prior periods. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
3. Acquisitions
The results of the acquired businesses are included in the financial statements from the acquisition’s date of close.
In January 2007, we acquired a small regional casket distributor for cash of $5.2. This acquisition capitalized on our capacity to serve the broad needs of funeral service professionals and expanded our distribution base in the Midwest and Florida. The valuation of assets and liabilities acquired resulted in the recognition of approximately $1.6 of intangible assets and $2.6 of goodwill. If the purchase had occurred at the beginning of fiscal 2007, the impact to our results of operations would not have been materially different.
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
Notes receivable consisted of the following:

	September 30,	September 30,
	2009	2008
Customer notes, net of discount of $0.2 in 2009 and $0.1 in 2008	$9.4	$9.6
Less current portion	(4.8)	(4.5)

Notes receivable — long-term portion	$4.6	$5.1

Maturities in fiscal years:
2010	$4.8
2011	2.0
2012	1.2
2013	0.7
2014	0.4
2015 and beyond	0.3

Total notes receivable	$9.4

5. Financing Agreement
In March 2008, we entered into a $400 five-year senior revolving credit facility (the “Facility”) with a syndicate of banks (the “Banks”). The term of the Facility expires in March 2013. Borrowings under the Facility bear interest at variable rates, based upon the Banks’ base rate or LIBOR plus a margin amount based upon our public debt rating (all as provided in the credit agreement governing the Facility). During the twelve and six month periods ended September 30, 2009, and 2008, the applicable weighted average interest rate were 1.5% and 3.0%, respectively. The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include compliance with covenants contained in the credit agreement governing the Facility, absence of default under the Facility, and continued accuracy of certain representations and warranties contained in the credit agreement. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of Consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the Facility may be used: (i) for working capital and other lawful corporate purposes and (ii) to finance acquisitions.
As of September 30, 2009, we (i) had $7.5 outstanding, undrawn letters of credit under the Facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $332.5 of remaining borrowing capacity available under the Facility.
6. Transactions with Hill-Rom
Allocation of Corporate Expenses
Through March 31, 2008, our operating expenses within our consolidated statements of income include allocations from Hill-Rom for certain Hill-Rom retained corporate expenses, including treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, board of directors, information technology, other shared services, and certain severance costs. These allocations were determined on bases that management considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. The allocation methods included revenues, headcount, square footage, actual utilization applied to variable operating costs, and specific identification based upon actual costs incurred when the nature of the item or charge was specific to us. See Note 7 for further discussion of retirement benefit and other postretirement healthcare costs. Hill-Rom allocated corporate costs, included within operating expenses in our consolidated statements of income, were $7.4 and $12.6 for the fiscal years 2008 and 2007, respectively.
Separation Costs
In addition to the allocated corporate expenses described above, we incurred or were allocated costs related to the separation from Hill-Rom of $0.1, $15.6 and $5.1 for fiscal years 2009, 2008, and 2007, respectively. These costs consist primarily of investment banking and advisory fees, legal, accounting, recruiting, and consulting fees allocated based upon revenue or specific identification. It also includes the modification and acceleration charges related to stock based compensation described below.
On March 14, 2008, the Board of Directors of Hill-Rom approved a modification to Hill-Rom’s stock incentive plan that would automatically ensure that participants neither gained nor lost value purely as a result of the separation. As a result of the modification, we recorded $1.1 of stock based compensation expense related to our employees as of that date. In addition, the separation caused the acceleration of $3.2 of stock based compensation expense on previously unvested restricted stock units which are now fully vested. See Note 11 for further information on our stock based compensation programs.

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
Distribution Agreement - The Distribution Agreement sets forth the agreements between Hill-Rom and us with respect to the principal corporate transactions that were required to effect the separation and the distribution of our shares to Hill-Rom shareholders, the allocation of certain corporate assets and liabilities, and other agreements governing the relationship between Hill-Rom and us.
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

•
declare and pay regular quarterly cash dividends on our shares of common stock in excess of $0.1825 per share quarterly dividend (increased by amendment of the Distribution Agreement to $0.185 per share per quarter — see below);

•
make any acquisition outside our core area of business, defined to mean the manufacture or sale of funeral service products, or any of our existing business lines, or any other basic manufacturing or distribution business where it is reasonable to assume that our core competencies could add enterprise value;

•
incur indebtedness in excess of $100 to finance any acquisition in our core area of business without the receipt of an opinion from a qualified investment banker that the transaction is fair to our shareholders from a financial point of view; or

•
incur indebtedness to make an acquisition in our core area of business that either (i) causes our ratio, calculated as provided in the Distribution Agreement, of Pro Forma Consolidated Total Debt to Consolidated EBITDA (each as defined in the Distribution Agreement) to exceed 1.8x or (ii) causes our credit rating by either Standard & Poor’s Ratings Services or Moody’s Investor Services to fall more than one category below its initial rating after giving effect to the Distribution.

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

•	the difference between $50 and the amount of cash retained to operate the business if the amount of such retained cash is less than $50;
•	Second, Hill-Rom and its subsidiaries will be required to contribute their maximum funding proceeds; and
•	Third, we will be required to contribute the remainder of our maximum funding proceeds.
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
Employee Matters Agreement — We entered into an Employee Matters Agreement with Hill-Rom prior to the Distribution that governs our compensation and employee benefit obligations with respect to our directors and our current and former employees, along with the assumption of liabilities for certain former Hill-Rom directors and employees and former employees of other non-medical technology businesses. The Employee Matters Agreement allocates liabilities and responsibilities relating to employee compensation and benefits plans and programs and other related matters in connection with the Distribution including, without limitation, the treatment of outstanding Hill-Rom equity-based awards, certain outstanding annual and long-term incentive awards, existing deferred compensation obligations and certain retirement, postretirement, and welfare benefit obligations. In connection with the Distribution, we adopted, for the benefit of our employees and directors, a variety of compensation and employee benefits plans that are generally comparable in the aggregate to those provided previously by Hill-Rom immediately prior to the Distribution. We reserve the right to amend, modify, or terminate each such plan in accordance with the terms of that plan. With certain possible exceptions, the Employee Matters Agreement provided that as of the date of the Distribution, our employees and directors ceased to be active participants in, and we generally ceased to be a participating employer in, the benefit plans and programs maintained by Hill-Rom. At the time of the Distribution, our employees and directors became eligible to participate in all of our applicable plans. In general, we credited each of our employees with his or her service with Hill-Rom prior to the Distribution for all purposes under plans maintained by us, to the extent the corresponding Hill-Rom plans gave credit for such service and such crediting did not result in a duplication of benefits.
The Employee Matters Agreement provides that as of the Distribution date, except as specifically provided therein, we assumed, retained, and are liable for all wages, salaries, welfare, incentive compensation, and employee-related obligations and liabilities for our directors and all current and former employees of our business, along with those for certain former Hill-Rom directors and corporate employees and former employees of other non-medical technology businesses. Accordingly, such liabilities have been included in our consolidated financial statements for all periods presented herein. The Distribution Agreement provides that if neither we nor Hill-Rom is entitled to receive a full deduction for any liabilities discharged by us with respect to these Hill-Rom directors and former employees, we would reassign those liabilities back to Hill-Rom and pay Hill-Rom an amount equal to the then carrying value of these liabilities on our books and records, net of taxes. Additionally, Hill-Rom and we agreed that with the assumption of liabilities for these Hill-Rom directors and former employees, we are entitled to the tax benefit from the satisfaction of such liabilities. Accordingly, we originally reflected this tax benefit as an amount due from Hill-Rom in the amount of $9.1 at March 31, 2008. Subsequent to the Distribution date, we and Hill-Rom have determined that we are entitled to receive a full deduction for the discharge of these liabilities. Accordingly, we have reclassified the amount due from Hill-Rom as a component of deferred income tax assets as of September 30, 2008.
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

Tax Sharing Agreement - We entered into a Tax Sharing Agreement with Hill-Rom that generally governs Hill-Rom’s and our respective rights, responsibilities, and obligations with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution to qualify as a tax-free distribution. Under the Tax Sharing Agreement, with certain exceptions, we are generally responsible for the payment of all income and non-income taxes attributable to our operations and the operations of our direct and indirect subsidiaries, whether or not such tax liability is reflected on a consolidated or combined tax return filed by Hill-Rom. The Tax Sharing Agreement also imposes restrictions on our and Hill-Rom’s ability to engage in certain actions following our separation from Hill-Rom and sets forth the respective obligations among us and Hill-Rom with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation, and other matters. The Company generally will be responsible for 43.7 percent of any taxes that arise from the failure of the Distribution to qualify as a tax-free Distribution for U.S. federal income tax purposes, if such failure is for any reason for which neither the Company nor Hill-Rom is responsible.
Shared Services and Transitional Services Agreements - We entered into shared services agreements and transitional services agreements with Hill-Rom in connection with the separation. The shared services agreements address services that may be provided for an extended period, while the transitional services agreements covers services that are intended to be provided for a limited period while the recipient of the services makes other arrangements for these services. Under the shared services agreements, we and Hill-Rom agree to provide certain services to each other following the separation for an initial term of two years, with automatic two-year extensions if commercially viable alternatives for the services are not available, except as noted below. After the initial two-year term, either party may terminate an agreement by notice to the other party, and the recipient of the services must terminate if commercially viable alternatives for the services are available. For purposes of the foregoing, the determination of whether commercially viable alternatives are available is in the discretion of the recipient of the services. These services include aviation services related to the airfield that Hill-Rom owns and operates and certain aircraft that Hill-Rom and we jointly own and operate following the separation, as well as certain ground transportation and fleet maintenance services. In addition, due to the interrelated nature of certain facilities that are owned by Hill-Rom and us, we entered into agreements requiring Hill-Rom and us to maintain our respective parts of such facilities, including, for example, maintaining fire protection systems for the facilities. In general, the recipient of services is billed for the services at the fair value of the services, except that we will be billed at cost for aviation services provided to us by Hill-Rom, and we and Hill-Rom are independently responsible for our respective obligations to maintain our portions of the interrelated facilities. Hill-Rom continues to provide us aviation services related to the airfield for as long as we continue to own an interest in certain jointly owned or other private aircraft. Ground transportation services can continue as long as Hill-Rom and we continue jointly to own corporate conference facilities used by both companies. Obligations under the agreements relating to the maintenance of interrelated facilities can continue for so long as required for the proper maintenance, operation, and use of such facilities or until such interrelated facilities are segregated. Under the transitional services agreements, Hill-Rom provides certain services to us for a specified period following the separation. The services to be provided may include services regarding certain public company staffing needs, legal services, human resources services, medical services, and certain information technology services. We are generally billed at cost for these services, including information technology services provided through a third party under a contract to which Hill-Rom is a party. The transitional services agreements generally provide that the services will continue for a period of up to two years following the separation, subject to earlier termination by the recipient of the services and to extension if parties agree.
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

As discussed in Note 2, we adopted a new accounting standard as of September 30, 2007, which required the recognition of previously unrecognized net actuarial losses and prior service costs. The impact of our adoption of this new standard on our retirement and postretirement plans was as follows:

		Adjustment
	Old	to Adopt New	New
	Standard	Standard	Standard
Prepaid pension asset	$13.8	$(12.2)	$1.6
Intangible pension asset	1.7	(1.7)	—
Accrued pension and postretirement costs, current portion	(1.8)	—	(1.8)
Accrued pension and postretirement, long-term	(27.2)	(0.9)	(28.1)
Deferred income taxes	4.3	5.8	10.1
Accumulated other comprehensive loss, net of taxes	1.0	9.0	10.0
Retirement Plans
Approximately 67% of our employees participate in one of three retirement programs, including the master defined benefit retirement plan, the defined benefit retirement plan for former bargaining unit employees of our Nashua, New Hampshire plant, and the supplemental executive defined benefit retirement plan. We fund the pension trusts in compliance with ERISA funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. All three pension plans have a September 30 measurement date.
Effect on Operations
The components of net pension costs under defined benefit retirement plans were as follows:

	Fiscal Year Ended September 30,
	2009	2008	2007
Service cost	$3.3	$4.0	$4.2
Interest cost	12.6	11.3	9.6
Expected return on plan assets	(13.1)	(12.4)	(11.8)
Amortization of unrecognized prior service cost, net	0.8	0.7	0.8

Net pension costs	$3.6	$3.6	$2.8

Obligations and Funded Status
The changes in the projected benefit obligations, plan assets, and funded status, along with amounts recognized in the consolidated balance sheets for defined benefit retirement plans were as follows:

	September 30,
	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$172.5	$189.2
Service cost	3.3	4.0
Interest cost	12.6	11.3
Actuarial loss (gain)	49.2	(23.6)
Benefits paid	(8.0)	(7.1)
Pension costs attributable to Hill-Rom prior to separation	—	1.0
Plan amendments	0.6	—
Actuarial adjustment related to separation	—	(2.3)

Projected benefit obligation at end of year	230.2	172.5

Change in plan assets:
Fair value of plan assets at beginning of year	146.7	170.7
Actual return on plan assets	7.8	(21.2)
Employer contributions	9.2	6.0
Benefits paid	(8.0)	(7.1)
Administrative expenses paid	(0.2)	—
Actuarial adjustment related to separation	—	(1.7)

Fair value of plan assets at end of year	155.5	146.7

Funded status:
Plan assets less than benefit obligations	$(74.7)	$(25.8)

Amounts recorded in the consolidated balance sheets:
Accrued pension costs, long-term portion	$(73.2)	$(24.4)
Accrued pension costs, current portion	(1.5)	(1.4)

Plan assets less than benefit obligations	$(74.7)	$(25.8)

Net actuarial losses of $75.6 and prior service costs of $6.1 less an applicable aggregate tax effect of $30.5, are included as components of accumulated other comprehensive loss at September 30, 2009. Net actuarial losses of $20.9 and prior service costs of $6.3 less an applicable aggregate tax effect of $10.6, are included as components of accumulated other comprehensive loss at September 30, 2008. The estimated amount that will be amortized from accumulated other comprehensive loss into net pension costs in fiscal 2010 is $3.9.
As discussed in Note 6, Hill-Rom corporate expenses, including pension costs related to Hill-Rom’s corporate employees, have been allocated to us for the purposes of presenting these consolidated financial statements for periods prior to April 1, 2008. The pension costs attributable to Hill-Rom presented in the table above represent amounts not allocated to us. Such amounts are included within the activity of our benefit obligation above as we retained liability for benefits related to former employees of Hill-Rom.
Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit retirement plans was $213.8 and $159.3 at September 30, 2009 and 2008, respectively. Selected information for our plans with accumulated benefit obligations in excess of plan assets was as follows:

	September 30,
	2009	2008
Projected benefit obligation	$230.2	$22.0
Accumulated benefit obligation	213.8	20.9
Fair value of plan assets	155.5	2.6
Actuarial Assumptions
The weighted average assumptions used in accounting for our defined benefit retirement plans were as follows:

	Fiscal Year Ended September 30,
	2009	2008	2007
Discount rate for obligation, end of year	5.5%	7.5%	6.5%
Discount rate for expense, during the year	7.5%	6.6%	6.0%
Expected rate of return on plan assets	7.75%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%

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
Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10% of the equity portfolio. Our common stock represented approximately 1.7% of trust assets at September 30, 2009, and is subject to a statutory limit when it reaches 10% of total trust assets.
The table below provides the fair value of our pension plan assets by asset category (See Note 14 for a definition of level 1, 2, and 3 categories.):

	Fair Value Measurements at September 30, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Plan Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$1.5	$—	$1.5	$—
Equity securities	15.0	15.0	—	—
Pooled funds:
Government index funds	0.9	—	0.9	—
Corporate bond funds	63.2	17.1	46.1	—
Equity funds	74.8	73.5	1.3	—
LP investments	0.1	—	—	0.1

Total	$155.5	$105.6	$49.8	$0.1

Cash Flows
During fiscal 2009, 2008, and 2007 we contributed cash of $9.2, $6.0 and $1.7, respectively, to our defined benefit retirement plans. We expect to contribute approximately $4.0 to $5.0 to our defined benefit retirement plans in fiscal year 2010; however, capital and equity market volatility could change this.

Estimated Future Benefit Payments
Following are the benefit payments, which reflect expected future service and are expected to be paid from plan assets or Company contributions as necessary:

Projected Pension
Benefits Payout
2010	$8.9
2011	10.4
2012	11.2
2013	12.0
2014	12.8
2015-2019	76.8
Other Pension Matters
Non-bargaining employees hired after June 30, 2003 are no longer eligible for participation in the master defined benefit retirement plan but participate in a new 401(k) retirement program that began January 1, 2004. Affected employees as of June 30, 2003 were given the opportunity to choose to continue participating in the master defined benefit retirement pension plan and the existing 401(k) plan or to participate in the new 401(k) retirement program. Elections were completed as of September 30, 2003, and became effective January 1, 2004. For those employees that elected to continue participation in the master defined benefit pension plan, there were no changes in benefits and all service is recognized as credited service under the plan. For those who elected the new 401(k) retirement program, benefits under the defined benefit pension plan were frozen and will be paid out in accordance with the plan provisions with future service considered only under the new 401(k) retirement program. Our expenses related to our 401(k) retirement program were $5.0, $4.8 and $4.3 for fiscal years 2009, 2008, and 2007, respectively.
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
The net postretirement benefit cost recorded during fiscal years 2009, 2008 and 2007 was $1.1, $1.3 and $1.3, respectively.
The change in the accumulated postretirement benefit obligation was as follows:

	September 30,
	2009	2008
Benefit obligation at beginning of year	$9.8	$9.8
Service cost	0.5	0.7
Interest cost	0.7	0.5
Actuarial loss (gain)	1.4	(0.9)
Net benefits paid	(0.3)	(0.3)

Benefit obligation at end of year	$12.1	$9.8

Amounts recorded in the consolidated balance sheets:
Accrued postretirement benefits, long-term portion	$11.3	$9.1
Accrued postretirement benefits, current portion	0.8	0.7

Net amount recognized	$12.1	$9.8

Actuarial Assumptions
The weighted average assumptions used in revaluing our obligation under our postretirement healthcare plan were as follows:

	September 30,
	2009	2008	2007
Discount rate for obligation	5.25%	7.50%	6.25%
Discount rate for expense	7.50%	6.50%	5.75%
Rate of healthcare cost increase next 6 years, 5% thereafter	6.50%	6.50%	6.50%

Actuarial gains of $0.3 and $1.8, less applicable tax effects of $0.1 and $0.7 are included as a component of accumulated other comprehensive loss at September 30, 2009 and 2008, respectively. The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2010 is less than $0.1. A one-percentage-point increase/decrease in the assumed healthcare cost trend rates as of September 30, 2009 would cause an increase/decrease in service and interest costs of approximately $0.1, along with an increase/decrease in the benefit obligation of $1.0.
We fund the postretirement healthcare plan as benefits are paid, and current plan benefits are expected to require net company contributions for retirees of approximately $0.9 per year for the foreseeable future.
8. Other Long-Term Liabilities
Other long-term liabilities at the end of each period consist of the following:

	September 30,
	2009	2008
Casket pricing obligation	$10.5	$11.5
Self-insurance loss reserves	16.2	14.8
Other	17.6	17.9

	44.3	44.2
Less-current portion	(6.6)	(6.8)

Total long-term portion	$37.7	$37.4

In connection with Hill-Rom’s sale of a subsidiary in 2004, we assumed a liability of approximately $17 associated with a long-term pricing program for the future sale of caskets made in connection with prearranged funerals. The program was subsequently discontinued for arrangements made after December 31, 2004. The remaining liability under the program is being recognized as a component of revenue as the related casket sales subject to the program are delivered and the related obligation is paid.
9. Income Taxes
The significant components of income before income taxes and the consolidated income tax provision were as follows:

	Fiscal Year Ended September 30,
	2009	2008	2007
Income before income taxes:
Domestic	$159.4	$152.5	$153.3
Foreign	1.4	0.8	3.7

Total	$160.8	$153.3	$157.0

Income tax expense:
Current provision:
Federal	$47.5	$56.4	$56.0
State	7.2	6.0	7.0
Foreign	0.6	0.8	1.6

Total current provision	55.3	63.2	64.6

Deferred provision (benefit):
Federal	3.0	(2.7)	(4.7)
State	0.3	(0.4)	(2.1)
Foreign	(0.1)	—	(0.3)

Total deferred provision (benefit)	3.2	(3.1)	(7.1)

Income tax expense	$58.5	$60.1	$57.5

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Fiscal Year Ended September 30,
	2009		2008		2007
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Federal income tax(a)	$56.3	35.0	$53.7	35.0	$55.0	35.0
State income tax(b)	4.2	2.6	3.6	2.4	3.5	2.3
Foreign income tax(c)	(0.1)	(0.1)	0.3	0.2	(0.3)	(0.2)
Domestic production activities deduction	(3.1)	(1.9)	(1.8)	(1.2)	(1.5)	(1.0)
Non-deductible separation costs	—	—	3.1	2.0	—	—
Adjustment of estimated income tax accruals	—	—	—	—	(0.9)	(0.6)
Valuation allowance	0.2	0.1	0.7	0.5	0.6	0.4
Other, net	1.0	0.7	0.5	0.3	1.1	0.7

Income tax expense	$58.5	36.4	$60.1	39.2	$57.5	36.6

(a)	At statutory rate

(b)	Net of Federal benefit

(c)	Federal tax rate differential
The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	September 30,
	2009	2008
Deferred tax assets:
Employee benefit accruals	$45.8	$26.4
Rebates and other discount reserves	6.2	6.1
Accrued workers compensation and other insurance	5.2	5.1
Original issue discount	4.1	4.8
Casket pricing obligation	4.1	4.5
Self-insurance reserves	2.1	4.0
Allowance for doubtful accounts	2.3	2.3
Inventory	1.6	1.4
Other, net	8.0	5.3

	79.4	59.9
Less valuation allowance	(2.6)	(2.4)

Total deferred tax assets	76.8	57.5

Deferred tax liabilities:
Depreciation	(10.3)	(9.3)
Amortization	(2.4)	(3.3)
Other, net	(7.6)	(2.8)

Total deferred tax liabilities	(20.3)	(15.4)

Deferred tax assets, net	$56.5	$42.1

Amounts recorded in the consolidated balance sheets:
Deferred income taxes, current	$21.5	$22.4
Deferred income taxes, long-term	35.0	19.7

Deferred income tax assets	$56.5	$42.1

At September 30, 2009, we had $2.3 of deferred tax assets related to state tax credit carryforwards which expire between 2010 and 2013. The gross deferred tax assets of $79.4 as of September 30, 2009 were reduced by a valuation allowance of $2.6 relating to the state tax credit carryforwards, deferred tax assets associated with investment impairments, and deferred tax assets of foreign operations. The valuation allowance was recorded as it is more likely than not that these deferred tax assets will not be realized.
For periods prior to the Distribution, Hill-Rom has filed consolidated federal income tax returns, as well as multiple state and local tax returns that included our operating results. Our foreign operations file income tax returns in a number of jurisdictions. As discussed in Note 6, we entered into a tax sharing agreement with Hill-Rom in connection with the Distribution.
In the normal course of business, we (and Hill-Rom for the periods prior to separation) are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns, with open tax years generally ranging from 2005 and forward. As of September 30, 2009, Hill-Rom had completed audits with the Internal Revenue Service (“IRS”) for tax years prior to fiscal 2002. Additionally, the IRS had concluded its audit of fiscal 2002 through 2008. However, the periods 2002 through 2008 are not yet closed as Hill-Rom has filed a protest with the IRS, which is currently being appealed. Hill-Rom is in agreement with the audit findings of the IRS for the periods 2002 through 2008 except for two tax matters which are unrelated to our operations. We are currently under examination by the IRS for the short period April 1 through September 30, 2008 and fiscal year 2009.
Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $9.2 as such earnings have been or will be permanently reinvested. The determination of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
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
The activity within our reserve for unrecognized tax benefits was as follows:

	September 30,
	2009	2008
Balance at beginning of year	$6.0	$7.4
Additions for tax positions related to the current year	1.4	1.1
Additions for tax positions of prior years	1.2	2.8
Reductions for tax positions of prior years	(0.3)	(3.6)
Settlements	—	(1.7)

Balance at end of year	$8.3	$6.0

During the year ended September 30, 2009 and 2008, the Company recognized approximately $0.5 and $0.9, respectively in additional interest and penalties. The Company had approximately $1.6 and $1.1 for the payment of interest and penalties accrued at September 30, 2009 and 2008, respectively, excluded from the table above.
The total amount of gross unrecognized tax benefits as of September 30, 2009 and 2008, was $8.3 and $6.0, respectively. The gross unrecognized tax benefits includes approximately $3.7 and $2.7 at September 30, 2009 and 2008, respectively, that if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

We estimate that the total unrecognized tax benefit could decline by $1.6 over the next 12 months. The decline would result from the settlement of examinations by taxing authorities and the expiration of applicable statutes of limitation.
10. Income Per Common Share
The calculation of basic and diluted net income per common share and shares outstanding for the periods presented prior to April 1, 2008, is based on the number of shares outstanding at March 31, 2008 (plus unissued fully vested common shares). There is no dilutive impact from common stock equivalents for periods prior to April 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effects of our time based restricted stock units and stock option awards are included in the computation of diluted net income per share in periods subsequent to March 31, 2008. At September 30, 2009, potential dilutive effects of these securities representing approximately 2.1 million common shares were excluded from the computation of income per common share as their effects were anti-dilutive. The dilutive effects of our performance based stock awards more fully described in Note 11 are included in the computation of diluted net income per share when the related performance criteria are met. At September 30, 2009, potential dilutive effects of these securities representing approximately 0.6 million common shares were excluded from the computation of income per common share as the related performance criteria had not been met, although they may be met in future periods. There is no significant difference in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards for the year ended September 30, 2009 and 2008.
11. Stock Based Compensation
We have stock based compensation plans (including the Stock Incentive Plan, the Board of Directors Deferred Compensation Plan, and the Executive Deferred Compensation Program) under which 4,785,436 common shares are registered and available for issuance. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of September 30, 2009, options with respect to 2,182,705 shares were outstanding under these plans. In addition, a total of 866,806 RSUs and PBUs (both defined below) were outstanding, and a total of 325,390 common shares had been either issued or utilized under these plans as of September 30, 2009.
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
Compensation cost and related income tax benefits charged against income for the following fiscal years (including the modification and acceleration charges recorded in connection with the separation during fiscal 2008 previously discussed in Note 6) were as follows:

	Fiscal Year Ended September 30,
	2009	2008	2007
Stock-based compensation cost	$6.6	$7.5	$2.9
Income tax benefit	2.5	2.7	1.1

Stock-based compensation cost, net-of-tax	$4.1	$4.8	$1.8

Current tax benefits of $0.2 were realized from the exercise of stock options and the payment of restricted stock units during fiscal year 2009.

Stock Options
The fair value of option grants under the Hillenbrand, Inc. Stock Incentive Plan are estimated on the date of grant using the binomial option-pricing model which incorporates the possibility of early exercise of options into the valuation as well as our historical exercise and termination experience to determine the option value. The grants are contingent upon continued employment and generally vest over periods ranging from one to three years. The weighted average fair value of options granted was $3.97, $4.04, and $6.59 per share for fiscal years 2009, 2008, and 2007, respectively (using converted values for grants prior to separation). The following assumptions were used in the determination of fair value in each period:

	Fiscal Year Ended September 30,
		Post-	Pre-
	2009	2008	2008	2007
Risk-free interest rate	0.4 – 2.9%	1.6 – 4.3%	2.9 – 3.9%	4.5-4.9%
Weighted average dividend yield	5.0%	3.5%	2.0%	1.9%
Weighted average volatility factor	41.5%	18.6%	21.0%	21.5%
Exercise factor	36.3%	37.1%	31.8%	33.3%
Post-vesting termination rate	5.0%	2.1%	5.9%	10.8%
The risk free interest rate assumption is based upon observed interest rates appropriate for the term of the employee stock options. The dividend yield assumption is based on the history of dividend payouts, and the computation of expected volatility is based on historical stock volatility. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting termination rate and the exercise factor used in the binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options.
The following tables provide a summary of outstanding stock option awards:

		Weighted
		Average
	Number	Exercise
Options in Hillenbrand, Inc. common stock	of Shares	Price
Outstanding at September 30, 2008	1,886,033	$23.68
Granted	523,510	14.90
Exercised	(48,169)	16.05
Forfeited	(23,227)	18.45
Expired	(155,442)	24.22

Outstanding at September 30, 2009	2,182,705	$21.76

Exercisable at September 30, 2009	1,265,770	$23.73

As of September 30, 2009, there was approximately $1.8 of unrecognized stock based compensation associated with our unvested stock options expected to be recognized over a weighted average period of 1.6 years. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of September 30, 2009, the average remaining life of the outstanding stock options was 6.4 years with an aggregate intrinsic value of $3.2. As of September 30, 2009, the average remaining life of the exercisable stock options was 4.6 years with an aggregate intrinsic value of $0.4. The total intrinsic value of options exercised by our employees and directors during the fiscal years 2009, 2008, and 2007 was $0.2, $0.1, and $3.5, respectively.

Restricted Stock Units (RSUs) and Performance Based Restricted Stock Units (PBUs)
During the first quarter of fiscal year 2009, we began granting performance based restricted stock and units (collectively “PBUs”) instead of restricted stock units (“RSUs”), which were historically contingent upon continued employment and generally vest over a period of five years. These PBUs are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk compensation, (iv) delineate clear accountabilities, and (v) ensure competitive compensation. We believe that this blend of compensation components provides the Company’s leadership team with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company. The vesting of PBUs is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period income in excess of the weighted average cost of capital over a three year period and a corresponding service requirement. The value of an award is based upon the fair value of our common stock at the date of grant. Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest. We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection. As a result, depending on the degree to which we achieve the performance criteria, our expenses related to the PBUs may become more volatile as we approach the final performance measurement date at the end of the three year period.
The value of RSUs and PBUs in our common stock is the fair value at the date of grant. The total vest date fair value of shares held by Hillenbrand employees and directors which vested during fiscal years, 2009, 2008, and 2007 was $1.7, $6.1, and $1.1, respectively. A summary of the unvested RSU and PBU activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted
		Average
	Number of	Grant Date
RSUs in Hillenbrand, Inc. common stock	Share Units	Fair Value
Nonvested RSUs at September 30, 2008	137,708	$22.96
Granted	47,789	18.64
Vested	(96,253)	19.88
Forfeited	(4,686)	21.61

Nonvested RSUs at September 30, 2009	84,558	$24.10

		Weighted
		Average
	Number of	Grant Date
PBUs in Hillenbrand, Inc. common stock	Share Units	Fair Value
Nonvested PBUs at September 30, 2008	16,755	$27.97
Granted	587,038	14.89
Vested	—	—
Forfeited	(33,829)	21.37

Nonvested PBUs at September 30, 2009	569,964	$14.89

As of September 30, 2009, approximately $1.3 and $3.3 of unrecognized stock based compensation was associated with our unvested RSUs and PBUs (based upon projected performance to date), respectively. These costs are expected to be recognized over a weighted average period of 3.4 years and 1.7 years, respectively. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of September 30, 2009, the outstanding RSUs and PBUs had an aggregate intrinsic value of $1.7 and $11.7, respectively.
Dividends payable in stock accrue on both RSUs and PBUs and are subject to the same specified terms as the original grants. As of September 30, 2009, a total of 24,032 stock units had accumulated on unvested RSUs and PBUs due to dividend reinvestments and are excluded from the tables above.
Vested Deferred Stock
Past stock based compensation programs, like the current RSU and PBU programs, allowed deferrals after vesting to be set-up as deferred stock. As of September 30, 2009, 188,252 of our shares that had been deferred, fully vested and payable in our common stock under our stock based compensation programs and are excluded from the tables above. The aggregate intrinsic value of these shares at September 30, 2009 was $3.9.

12. Commitments and Contingencies
Lease Commitments
Rental expense charged to income for fiscal years 2009, 2008, and 2007 was $7.3, $7.4 and $7.2, respectively. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $13.9, for manufacturing facilities, warehouse distribution centers, service centers, and sales offices, under noncancelable operating leases.

Operating
Fiscal Year	Rents
2010	$5.5
2011	$4.2
2012	$2.9
2013	$1.1
2014	$0.2
2015 and beyond	$—
Legal Proceedings
Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and its former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (“Hill-Rom”), and three national funeral home businesses (the “FCA Action”). A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). Class certification hearings in the FCA Action and the Pioneer Valley Action were held before a Magistrate Judge in early December 2006. On November 24, 2008, the Magistrate Judge recommended that the plaintiffs’ motions for class certification in both cases be denied. On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by all of the judges sitting on the Fifth Circuit Court of Appeals.)
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
Plaintiffs in the FCA Action generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent, based on approximately one million casket purchases by the purported class members.
Because Batesville continues to adhere to its long-standing policy of selling Batesville caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.

Despite the July 29, 2009 ruling, the FCA plaintiffs have recently indicated that they intend to pursue their individual injunctive and damages claims. Their individual damages claims would be limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of ten casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs. Should the plaintiffs proceed, we anticipate that we will move for summary judgment at the appropriate time.
After the district court renders a final judgment as to the individual claims, the FCA plaintiffs may file an appeal, which could include an appeal of the District Court’s order denying class certification. If they succeeded in reversing the district court order denying class certification and a class is certified in the FCA Action filed against Hill-Rom and Batesville and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA Action the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. We and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom. See Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
As of September 30, 2009, we have incurred approximately $22.4 in legal and related costs associated with the FCA matter.
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
We are also involved in other possible claims, including product and general liability, workers compensation, auto liability, and employment related matters. Claims other than employment and related matters have deductibles and self-insured retentions ranging from $0.5 to $1.0 per occurrence or per claim, depending upon the type of coverage and policy period. Outside insurance companies and third-party claims administrators establish individual claim reserves, and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees, when such amounts are considered probable of payment.
The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is virtually certain that actual costs will differ from those estimates.

13. Investment Income and Other
The components of investment income and other are as follows:

	Fiscal Year Ended September 30,
	2009	2008	2007
Interest income on cash and cash equivalents	$0.2	$0.7	$1.2
Interest income on note receivable from Forethought	12.4	5.8	—
Interest income on ARS	0.9	1.0	—
Impairment of investment	—	(0.8)	—
Equity in net (loss) of affiliates	(5.4)	—	—
Foreign currency exchange income (loss)	0.2	(1.2)	0.2
Other, net	(0.4)	0.4	—

Investment income and other	$7.9	$5.9	$1.4

14. Fair Value Measurements
Our fair value measurements are classified into one of three categories as follows based on the measurement inputs:
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
The following table summarizes the Company’s financial assets and liabilities:

			Fair Value Measurements at September 30, 2009 Using:
				Significant
				Other
	Carrying Value	Fair Value at	Quoted Prices in	Observable	Unobservable
	at September 30,	September 30,	Active Markets	Inputs	Inputs
Description	2009	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$35.2	$35.2	$35.2	$—	$—
ARS and Put right	48.9	48.9	—	—	48.9
Forethought note receivable	142.8	109.0	—	—	109.0
Equity investments	4.5	4.5	1.5	—	3.0
Liabilities:
Revolving credit facility	60.0	55.7	—	55.7	—
Derivative instruments	1.1	1.1	—	1.1	—

The following table reconciles the change in the Company’s Level 3 financial assets:

	Fair Value Measurements Using Significant Unobservable
	Inputs
			Forethought	Equity
	ARS	Put right	note	investments
Beginning balance at September 30, 2008	$51.1	$—	$105.2	$3.0
Total gains or losses (realized and unrealized)
Included in earnings	2.1	(2.0)	—	—
Included in other comprehensive income	(3.7)	—	—	—
Change in fair value, disclosure only	—	—	3.8	—
Purchases, issuances and settlements	(2.3)	—	—	—
Transfers in and/or out of Level 3	—	3.7	—	—

Ending balance at September 30, 2009	$47.2	$1.7	$109.0	$3.0

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:
•
We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date; these assets are categorized as Level 2 in the fair value table above.

•
While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have a readily determinable market value. At September 30, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income” approach) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of September 30, 2009, interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. We valued the Put right based upon the difference between the par value and the fair value of ARS on a present value basis, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

•
We estimate the fair value of the note receivable from Forethought based upon comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk adjusted for liquidity considerations. Based upon market data available to us, we estimate that the fair value of the note and accrued interest is approximately $109.0 based upon an estimated yield to maturity of approximately 15% as of September 30, 2009. This is approximately $33.8 below its carrying value at September 30, 2009. An increase or decrease of 1% in the discount rate utilized to estimate the fair value of the note (including interest receivable) would indicate a change in fair value of approximately $6.

•
The carrying amount of equity investments, included as a component of “Investments” within our consolidated balance sheet, was $4.5 and $3.6 at September 30, 2009 and 2008, respectively, and approximates fair value. The fair value was determined using either quoted prices in an active market or using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of management judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange.

•	The fair value of our revolving credit facility is estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our debt.

The following assets were excluded from the tables above:
•	The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.
•
The carrying amount of the private equity limited partnerships, included as a component of “Investments” within our consolidated balance sheet, was $14.3 and $21.6 at September 30, 2009 and 2008, respectively. The fair value of equity method investments is not readily available.

•	Disclosures regarding the fair value measurements related to our pension plan assets are included in Note 7.
15. Segment Information and Sources of Revenues
The Company is comprised of a single operating segment. Geographic data for net revenues and long-lived assets (which consist mainly of property and intangibles) were as follows:

	September 30,
	2009	2008	2007
Net revenues to unaffiliated customers:(a)
United States	$606.3	$629.5	$623.3
Foreign	42.8	48.6	43.9

Total revenues	$649.1	$678.1	$667.2

Long-lived assets:(b)
United States	$99.3	$108.2	$109.6
Foreign	2.3	2.3	2.3

Total long-lived assets	$101.6	$110.5	$111.9

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

(b)	Includes property and intangible assets.
Net revenues for fiscal years were derived from the sale of the following:

	September 30,
	2009	2008	2007
Batesville branded burial caskets	$577.1	$610.0	$601.4
All other	72.0	68.1	65.8

Total net revenues	$649.1	$678.1	$667.2

One customer accounted for 12.8%, 14.0% and 14.3% of the Company’s total revenues during the years ended September 30, 2009, 2008 and 2007, respectively. Accounts receivable from that customer were $12.2 and $12.9 at September 30, 2009 and 2008, respectively.

16. Unaudited Quarterly Financial Information

					Fiscal Year
	Quarter Ended				Ended
	12/31/08	3/31/09	6/30/09	9/30/09	9/30/09
Net revenues	$166.5	$170.8	$158.7	$153.1	$649.1
Gross profit	69.8	74.3	66.0	64.3	274.4
Net income	26.5	27.8	25.4	22.6	102.3
Basic and diluted net income per common share	0.43	0.45	0.41	0.37	1.66

					Fiscal Year
	Quarter Ended				Ended
	12/31/07	3/31/08	6/30/08	9/30/08	9/30/08
Net revenues	$162.9	$191.4	$165.0	$158.8	$678.1
Gross profit	66.9	83.2	66.4	64.0	280.5
Net income	24.0	23.3	26.7	19.2	93.2
Basic and diluted net income per common share	0.39	0.37	0.42	0.31	1.49

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

		Additions
	Balance at	Charged to	Charged to	Deductions		Balance
	Beginning	Costs and	Other	Net of		at End
Description (Dollars in millions)	of Period	Expense	Accounts	Recoveries		of Period

Reserves deducted from assets to which they apply:
Allowance for possible losses, early pay discounts, and sales returns — accounts receivable:
Period Ended:

September 30, 2009	$16.1	$1.3	$—	$(0.1	)(a)	$17.3
September 30, 2008	$18.0	$(0.6)	$—	$(1.3	)(a)	$16.1
September 30, 2007	$13.9	$9.0	$—	$(4.9	)(a)	$18.0
Allowance for inventory valuation, including LIFO reserve:
Period Ended:

September 30, 2009	$13.6	$0.8	$—	$(0.1	)(b)	$14.3
September 30, 2008	$13.1	$1.3	$—	$(0.8	)(b)	$13.6
September 30, 2007	$11.8	$1.5	$—	$(0.2	)(b)	$13.1

(a)	Generally reflects the write-off of specific receivables against recorded reserves.

(b)	Generally reflects the write-off of specific inventory against recorded reserves.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with the independent registered public accounting firm.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation considered the various processes carried out in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is accurate, complete, and timely. Our management, including the Certifying Officers, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Management’s report on our internal control over financial reporting is included under Item 8 above.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information related to executive officers is included in this report under Part I, Item 1 within the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2010 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2010 Proxy Statement, where such information is included under the heading “About the Board of Directors.”

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2010 Proxy Statement, where such information is included under the headings “The Board of Directors and Committees,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the 2010 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2010 Proxy Statement, where such information is included under the headings “The Board of Directors and Committees.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2010 Proxy Statement, where such information is included under the heading “Proposal No. 3-Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)	Financial Statements
The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 40.
(2) Financial Statement Schedule
The financial statement schedule on page 80 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.
(3) Exhibits (See changes to Exhibit Index below)
The Exhibit Index, which index follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (b)(10)(iii) of Regulation S-K.
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
Kenneth A. Camp
President and Chief Executive Officer November 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ray J. Hillenbrand Ray J. Hillenbrand	Chairman of the Board	November 24, 2009

/s/ Kenneth A. Camp Kenneth A. Camp	President, Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2009

/s/ Cynthia L. Lucchese Cynthia L. Lucchese	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 24, 2009

/s/ Theodore S. Haddad, Jr. Theodore S. Haddad, Jr.	Vice President – Controller and Chief Accounting Officer (Principal Accounting Officer)	November 24, 2009

/s/ W August Hillenbrand W August Hillenbrand	Director	November 24, 2009

/s/ Eduardo R. Menasce Eduardo R. Menasce	Director	November 24, 2009

/s/ James A. Henderson James A. Henderson	Director	November 24, 2009

/s/ William J. Cernugel William J. Cernugel	Director	November 24, 2009

/s/ Mark C. Deluzio Mark C. DeLuzio	Director	November 24, 2009

/s/ Thomas H. Johnson Thomas H. Johnson	Director	November 24, 2009

/s/ Stuart A. Taylor II Stuart A. Taylor, II	Director	November 24, 2009

/s/ F. Joseph Loughrey F. Joseph Loughrey	Director	November 24, 2009

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

Exhibit 10.2 **
Employee Matters Agreement dated as of March 14, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.3	Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.4 **	Form of Employment Agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form 10)

Exhibit 10.5 **	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and Cynthia L. Lucchese (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.6 **	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and John R. Zerkle (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.7 **	Employment Agreement dated as of March 31, 2008 between Batesville Services, Inc. and Michael L. DiBease (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.8 **	Employment Agreement dated as of March 31, 2008 between Batesville Services, Inc. and Douglas I. Kunkel (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.9 **	Employment Agreement dated as of March 24, 2008 between Hillenbrand, Inc. and P. Douglas Wilson (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 10.10 **	Employment Agreement dated as of June 15, 2008, between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 10.11 **	Form of Change in Control Agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10)

Exhibit 10.12 **
Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including Cynthia L. Lucchese, John R. Zerkle, Michael L. DiBease, Douglas I. Kunkel, P. Douglas Wilson and Joe A. Raver (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form 10)

Exhibit 10.13 **
Form of Indemnity Agreement between Hillenbrand, Inc. and certain executive officers, including the named executive officers (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10)

Exhibit 10.14 **	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)

Exhibit 10.15 **	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form 10)

Exhibit 10.16 **	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 10.17 **	Hillenbrand, Inc. Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form 10)

Exhibit 10.18 **	Hillenbrand, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form 10)

Exhibit 10.19 **	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)

Exhibit 10.20
Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, and Citibank, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.21 **	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2009)

Exhibit 10.22 **	Employment Agreement dated as of October 27, 2008, between Hillenbrand, Inc. and Jan Santerre (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 6, 2009)

Exhibit 10.23 **	Employment Agreement dated as of November 3, 2008, between Hillenbrand, Inc. and Hinesh Patel (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed February 6, 2009)

Exhibit 14.1	Form of Code of Ethical Business Conduct (Incorporated by reference to Exhibit 14.1 to Registration Statement on Form 10)

Exhibit 21.1*	Subsidiaries of Hillenbrand, Inc.

Exhibit 23.1 *	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(a)3 of this report