Form 10-Q
period 2009-12-31
Hillenbrand, Inc.
filed 2010-02-04
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
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
Common Stock, without par value — 62,246,518 shares as of January 31, 2010.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(amounts in millions, except per share data)

	Three Months Ended
	December 31,
	2009	2008
Net revenues	$161.5	$166.5
Cost of goods sold	89.5	96.7

Gross profit	72.0	69.8
Operating expenses (including business acquisition costs of $2.8 during the three months ended December 31, 2009)	30.9	30.9

Operating profit	41.1	38.9
Interest expense	(0.2)	(1.1)
Investment income (loss) and other	3.7	3.6

Income before income taxes	44.6	41.4
Income tax expense	15.1	14.9

Net income	$29.5	$26.5

Income per common share-basic and diluted	$0.48	$0.43
Dividends per common share	$0.1875	$0.185

Average common shares outstanding — basic and diluted	61.8	62.0
See Notes to Consolidated Financial Statements.

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(amounts in millions)

	December 31,	September 30,
	2009	2009
ASSETS
Current Assets
Cash and cash equivalents	$4.1	$35.2
Trade receivables, net	88.3	85.2
Inventories	42.5	42.5
Auction rate securities and related Put right	29.9	30.1
Interest receivable from Forethought Financial Group, Inc.	10.0	10.0
Deferred income taxes	24.8	21.5
Other current assets	9.8	8.4

Total current assets	209.4	232.9
Property, net	84.5	85.3
Intangible assets, net	15.8	16.3
Auction rate securities	13.9	18.8
Note and interest receivable from Forethought Financial Group, Inc., long-term portion	136.1	132.8
Investments	16.9	18.8
Deferred income taxes	37.4	35.0
Other assets	21.7	21.2

Total Assets	$535.7	$561.1

LIABILITIES
Current Liabilities
Revolving credit facility	$—	$60.0
Trade accounts payable	17.0	13.1
Accrued compensation	18.7	25.6
Accrued customer rebates	19.8	18.8
Other current liabilities	31.8	17.4

Total current liabilities	87.3	134.9
Accrued pension and postretirement healthcare, long-term portion	85.3	84.5
Other long-term liabilities	38.2	37.7

Total Liabilities	210.8	257.1

Commitments and contingencies (Notes 13 and 15)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 199.0 shares authorized; 63.1 and 62.8 shares issued, 62.2 and 61.9 shares outstanding, of which 0.6 and 0.3 are restricted at December 31, 2009, and September 30, 2009, respectively	—	—
Additional paid-in-capital	299.6	297.6
Retained earnings	97.0	79.3
Treasury stock, at cost; 0.9 shares at both December 31, 2009 and September 30, 2009	(17.0)	(17.5)
Accumulated other comprehensive loss	(54.7)	(55.4)

Total Shareholders’ Equity	324.9	304.0

Total Liabilities and Shareholders’ Equity	$535.7	$561.1

See Notes to Consolidated Financial Statements.

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(amounts in millions)

	Three Months Ended
	December 31,
	2009	2008
Operating Activities:
Net income	$29.5	$26.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4.5	4.5
(Benefit) provision for deferred income taxes	(3.0)	0.2
Net (gain) on disposal of property	—	(0.1)
Net (gain) loss on auction rate securities, related Put right, and investments in common stock (Note 4)	(0.2)	0.2
Interest income on Forethought Financial Group, Inc. note receivable	(3.3)	(3.0)
Equity in net income from affiliates	(0.1)	—
Stock-based compensation	2.1	1.9
Trade accounts receivable	(3.0)	(9.0)
Inventories	—	(2.9)
Other current assets	(4.4)	1.6
Trade accounts payable	3.9	(4.9)
Accrued expenses and other current liabilities	(3.6)	(5.2)
Income taxes prepaid or payable	12.1	9.7
Defined benefit plan funding	(0.4)	(0.4)
Defined benefit plan expense	2.2	1.2
Other, net	0.1	3.0

Net cash provided by operating activities	36.4	23.3

Investing Activities:
Capital expenditures, both tangible and intangible	(3.0)	(2.1)
Proceeds on disposal of property	—	0.1
Proceeds from redemption and sales of auction rate securities and investments	6.2	1.4
Capital contributions to affiliates	(0.2)	(0.5)
Return of investment capital from affiliates	0.9	1.9

Net cash provided by investing activities	3.9	0.8

Financing Activities:
Proceeds from revolving credit facility	25.0	10.0
Repayments on revolving credit facility	(85.0)	(10.0)
Payment of dividends on common stock	(11.5)	(11.4)
Purchase of common stock	—	(6.3)
Proceeds on issuance of common stock	0.2	—
Financing costs	(0.2)	—

Net cash used in financing activities	(71.5)	(17.7)

Effect of exchange rate changes on cash and cash equivalents	0.1	(0.8)

Net cash flows	(31.1)	5.6

Cash and Cash equivalents:
At beginning of period	35.2	14.7

At end of period	$4.1	$20.3

See Notes to Consolidated Financial Statements.

Hillenbrand, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in millions, except share and per share data)
1.	Background and Basis of Presentation

Hillenbrand, Inc. (“we,” “us,” the “Company,” or “Hillenbrand”) is the parent holding company of its wholly-owned subsidiary, Batesville Services, Inc. (“Batesville Casket” or “Batesville”). Through Batesville Casket, we are the leader in the North American death care products industry. We manufacture, distribute, and sell funeral service products to licensed funeral directors who operate licensed funeral homes. Our Batesville Casket branded products consist primarily of burial caskets but also include cremation caskets, containers and urns, selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including web based applications and the creation and hosting of websites for licensed funeral homes.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the fiscal year ended September 30, 2009. In the opinion of management, these financial statements reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of our operations and our cash flows as of the dates and for the periods presented.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities as of the dates presented. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, the collectability of our note receivable from Forethought Financial Group, Inc. (“Forethought”), the establishment of reserves related to our customer rebates, allowance for doubtful accounts and early pay discounts, inventories, income taxes, accrued litigation, self insurance reserves, the estimation of progress towards performance criteria under our incentive compensation programs, and the estimation of fair value associated with our auction rate securities (“ARS”) and investments in various equity securities.

Correction of errors

During the three months ended December 31, 2009, we discovered that we over-remitted sales tax in certain jurisdictions and have recorded a $4.1 sales tax receivable related to these overpayments, the effect of which lowered our operating expenses compared to the same period prior year. The sales tax receivable relates to overpayments that have accumulated over a period of approximately four years. In addition to this item, we recorded income tax benefits of $0.6 during the three months ended December 31, 2009, that relate to prior period adjustments identified in reconciling our income tax returns to our provision for income taxes. No prior or current annual periods were materially affected by these errors. The sales tax receivable is expected to be collected over the next 12 months. The sales tax overpayments had no impact on the prior billings to our customers.

2.	Summary of Significant Accounting Policies
The accounting policies used in preparing these financial statements, unless otherwise noted, are consistent with the accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The following represent additions to our significant accounting policies as described in our previously filed Form 10-K:
Business acquisition costs
Business acquisition costs are recognized separately from business combinations, are expensed as incurred, and are reported as a component of operating expense. We generally define these costs to include: finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel, all associated with evaluations and efforts to acquire specific businesses. These costs exclude the on-going costs of our business development department and other target screening costs. During the three months ended December 31, 2009, we incurred $2.8 of business acquisition costs associated with our recently announced plan to acquire K-Tron International, Inc. (“K-Tron”) as described more fully in Note 15.

3.	Supplemental Balance Sheet Information

The following information pertains to significant assets and liabilities:

	December 31,	September 30,
	2009	2009
Allowance for possible losses and discounts on trade accounts receivable	$19.8	$17.3

Inventories:
Raw materials and work in process	$10.6	$10.1
Finished products	31.9	32.4

Total inventories	$42.5	$42.5

Accumulated depreciation on property	$234.9	$232.3

Accumulated amortization of intangible assets	$25.9	$25.0

Other current liabilities:
Income taxes payable	$12.4	$0.4
Other	19.4	17.0

Total other current liabilities	$31.8	$17.4

4.	Auction Rate Securities and Related Put Right

The following table presents the activity related to our ARS and the Put right:

	ARS		Put		(Gain)
	A	B	RightC	AOCLD	LossE
Balance at September 30, 2009	$18.8	$28.4	$1.7	$1.5	—
Change in fair value	(0.2)	(0.2)	0.2	(0.1)	0.3
Purchases	—	—	—	—	—
Sales and redemptions	(4.7)	(0.2)	—	—	—

Balance at December 31, 2009	$13.9	$28.0	$1.9	$1.4	$0.3

A — Auction rate securities; available-for-sale, at fair value

B — Auction rate securities; trading, at fair value

C — Put right; at fair value

D — AOCL; amount included within accumulated other comprehensive loss (pre-tax)

E — (Gain) loss; amount included within “Investment income (loss) and other” (pre-tax)

5.	Financing Agreement

As of December 31, 2009, we (i) had $6.7 in outstanding undrawn letters of credit under our revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $393.3 of remaining borrowing capacity available under the facility. During the three month periods ended December 31, 2009 and 2008, the applicable weighted average interest rates were 0.7% and 3.3%, respectively. The availability of borrowings under the facility is subject to our ability at the time of borrowing to meet certain specified conditions. During January 2010, we borrowed $15.0 on the credit facility.

6.	Retirement and Postretirement Benefits

Defined Benefit Plans

Components of net pension costs were as follows:

	Three Months Ended
	December 31,
	2009	2008
Service costs	$1.1	$0.8
Interest costs	3.1	3.2
Expected return on plan assets	(3.3)	(3.3)
Amortization of unrecognized prior service costs, net	0.2	0.2
Amortization of net loss	0.8	—

Net pension costs	$1.9	$0.9

The net postretirement healthcare costs recorded during the three months ended December 31, 2009 and 2008, were $0.3 for both periods.
Defined Contribution Plans
For the three months ended December 31, 2009 and 2008, we recorded expenses related to our defined contribution plans in the amount of $1.2 for both periods.
7.	Income Taxes

The effective tax rates for the three months ended December 31, 2009 and 2008 were 33.9% and 35.9%, respectively. The decrease in the December 31, 2009 effective tax rate was primarily attributable to a favorable adjustment of $0.6 recorded as a result of periodic reconciliation of our income tax accounts to filed income tax returns.

The activity within our reserve for unrecognized tax benefits was as follows:

December 31,
2009
Balance at beginning of period	$8.3
Additions for tax positions related to the current year	0.2
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(0.1)
Settlements	(0.2)

Balance at end of period	$8.2

Other amounts accrued for interest and penalties at end of period	$1.6

8.	Income per Common Share

At December 31, 2009 and 2008, potential dilutive effects of our time-based restricted stock units and stock option awards representing approximately 1.7 million and 1.8 million common shares, respectively, were excluded from the computation of income per common share as their effects were anti-dilutive. The dilutive effects of our performance based stock awards more fully described in Note 10 are included in the computation of diluted net income per share when the related performance criteria are met. At December 31, 2009 and 2008, potential dilutive effects of these securities representing approximately 1.1 million and 0.6 million common shares, respectively, were excluded from the computation of income per common share as the related performance criteria had not been met, although they may be met in future periods. There is no significant difference in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards for the three month periods ended December 31, 2009 and 2008.

9.	Shareholders’ Equity

During the three months ended December 31, 2009, we paid cash dividends of $11.5, and issued 0.3 million shares of our common stock pursuant to our stock incentive plans.
10.	Stock-Based Compensation

We have stock-based compensation plans (including the Stock Incentive Plan, the Board of Directors Deferred Compensation Plan, and the Executive Deferred Compensation Program) under which 4,785,436 common shares are registered and available for issuance. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of December 31, 2009, options with respect to 2,574,035 shares were outstanding under these plans. In addition, a total of 1,338,321 RSUs and PBUs (both defined below) were outstanding, and a total of 355,330 common shares have been either issued or utilized under these plans as of December 31, 2009.

Compensation costs and the related income tax benefit charged against income were as follows:

	Three Months Ended
	December 31,
	2009	2008
Stock-based compensation costs	$2.1	$1.9
Income tax benefit	0.8	0.7

Stock-based compensation costs, net-of-tax	$1.3	$1.2

Stock Options
The following table provides a summary of outstanding stock option awards:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding at September 30, 2009	2,182,705	$21.76
Granted	418,110	18.53
Exercised	(15,660)	16.69
Forfeited	(866)	14.89
Expired	(10,254)	24.52

Outstanding at December 31, 2009	2,574,035	$21.26

Exercisable at December 31, 2009	1,578,057	$23.06

As of December 31, 2009, approximately $3.5 of unrecognized stock-based compensation was associated with our unvested stock options expected to be recognized over a weighted average period of 1.9 years. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of December 31, 2009, the average remaining life of the outstanding stock options was 6.8 years with an aggregate intrinsic value of $2.4. As of December 31, 2009, the average remaining life of the exercisable stock options was 5.3 years with an aggregate intrinsic value of approximately $0.9.
Restricted Stock Units (RSUs) and Performance Based Restricted Stock and Stock Units (PBUs)
A summary of the unvested RSU and PBU activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted
		Average
	Number of	Grant Date
RSUs	Share Units	Fair Value
Nonvested RSUs at September 30, 2009	84,558	$24.10
Granted	1,349	18.53
Vested	(15,001)	24.84
Forfeited	—	—

Nonvested RSUs at December 31, 2009	70,906	$23.84

		Weighted
		Average
	Number of	Grant Date
PBUs	Share Units	Fair Value
Nonvested PBUs at September 30, 2009	569,964	$14.89
Granted	470,331	18.53
Vested	—	—
Forfeited	(974)	14.89

Nonvested PBUs at December 31, 2009	1,039,321	$16.54

As of December 31, 2009, approximately $1.2 and $7.5 of unrecognized stock-based compensation was associated with our unvested RSUs and PBUs (based upon projected performance to date), respectively. These costs are expected to be recognized over a weighted average period of 3.1 years and 2.1 years, respectively. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of December 31, 2009, the outstanding RSUs and PBUs had an aggregate intrinsic value of $1.3 and $19.6, respectively.
Dividends payable in stock accrue on both RSUs and PBUs and are subject to the same specified terms as the original grants. As of December 31, 2009, a total of 34,097 stock units had accumulated on unvested RSUs and PBUs due to dividend reinvestments and are excluded from the tables above.
Vested Deferred Stock
Past stock-based compensation programs, like the current RSU and PBU programs, allowed deferrals after vesting to be set-up as deferred stock. As of December 31, 2009, a total of 193,997 of our shares had been deferred, fully vested, and payable in our common stock under our stock-based compensation programs and are excluded from the tables above.

11.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income, each net of tax (corresponding to income tax rates from between 35.3% to 38.8%, excluding foreign currency translation adjustment), were as follows:

	Three Months Ended
	December 31,
	2009	2008
Net income	$29.5	$26.5
Foreign currency translation adjustment	0.2	(2.4)
Change in items not recognized as a component of net pension and postretirement healthcare costs	0.6	0.1
Changes in net unrealized gains on derivative instruments	0.1	0.8
Changes in net unrealized (loss) on available-for-sale securities	(0.2)	(0.7)

Comprehensive income	$30.2	$24.3

The components of accumulated other comprehensive loss, each net of tax (corresponding to income tax rates from between 35.4% to 37.3% excluding cumulative foreign currency translation adjustment), were as follows:

	December 31,	September 30,
	2009	2009
Cumulative foreign currency translation adjustment	$(2.9)	$(3.1)
Items not recognized as a component of net pension and postretirement healthcare costs	(50.4)	(51.0)
Net unrealized (loss) on derivative instruments	(0.7)	(0.8)
Net unrealized (loss) on available-for-sale securities	(0.7)	(0.5)

Accumulated other comprehensive loss	$(54.7)	$(55.4)

12.	Investment Income (Loss) and Other

The components of investment income (loss) and other were as follows:

	Three Months Ended
	December 31,
	2009	2008
Interest income on cash and cash equivalents	$—	$0.1
Interest income on note receivable from Forethought	3.3	3.0
Interest income on ARS	0.1	0.5
Equity in net income from affiliates	0.1	—
Realized gain on sale of investments	0.5	—
Realized (loss) on sale of ARS (Note 4)	(0.3)	—
Net (loss) on ARS and related Put right (Note 4)	—	(0.2)
Foreign currency exchange loss	—	(0.1)
Other, net	—	0.3

Investment income (loss) and other	$3.7	$3.6

13.	Commitments and Contingencies

Antitrust Litigation

In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and our former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (“Hill-Rom”), and three national funeral home businesses (the “FCA Action”). A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). Class certification hearings in the FCA Action and the Pioneer Valley Action were held before a Magistrate Judge in early December 2006. On November 24, 2008, the Magistrate Judge recommended that the plaintiffs’ motions for class certification in both cases be denied. On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by all of the judges sitting on the Fifth Circuit Court of Appeals.)

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

Plaintiffs in the FCA Action have generally sought monetary damages on behalf of a class, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they were seeking damages ranging from approximately $947.0 to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent, based on approximately one million casket purchases by the purported class members.

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

Despite the July 29, 2009 ruling denying class certification, the FCA plaintiffs have indicated that they intend to pursue their individual injunctive and damages claims. Their individual damages claims are limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of ten casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs. On January 27, 2010, the District Court issued an order stating that no summary judgment motions would be entertained and that the trial of the FCA plaintiffs’ remaining individual claims may begin as early as the week of June 7, 2010.

After the district court renders a final judgment as to the individual claims, the FCA plaintiffs may file an appeal, which could include an appeal of the District Court’s order denying class certification. If they succeeded in reversing the district court order denying class certification and a class is certified in the FCA Action filed against Hill-Rom and Batesville and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA Action the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. We and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom. See Note 6 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

As of December 31, 2009, we had incurred approximately $22.7 in cumulative legal and related costs associated with the FCA matter.

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

Our fair value measurements are classified into one of three categories as defined in Note 14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The following table summarizes our financial assets and liabilities:

			Fair Value Measurements at December 31, 2009 using:
				Significant
				Other
	Carrying Value at	Fair Value at	Quoted Prices in	Observable	Unobservable
	December 31,	December 31,	Active Markets	Inputs	Inputs
Description	2009	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	4.1	4.1	4.1	—	—
ARS and Put right	43.8	43.8	—	—	43.8
Forethought note receivable	146.1	116.2	—	—	116.2
Equity investments	3.5	3.5	0.5	—	3.0
Liabilities:
Revolving credit facility	—	—	—	—	—
Derivative instruments	0.8	0.8	—	0.8	—

The following table reconciles the change in the Company’s Level 3 financial assets:

	Fair Value Measurements Using Significant Unobservable
	Inputs
			Forethought	Equity
	ARS	Put right	Note	Investments
Beginning balance at September 30, 2009	$47.2	$1.7	$109.0	$3.0
Total gains or (losses) (realized and unrealized):
Included in earnings	(0.5)	0.2	—	—
Included in other comprehensive income	0.1	—	—	—
Change in fair value, disclosure only	—	—	7.2	—
Purchases, issuances and settlements	(4.9)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at December 31, 2009	$41.9	$1.9	$116.2	$3.0

The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Assets excluded from the tables above are described in our Annual Report on Form 10-K.
15.	Subsequent Event

In preparing our consolidated financial statements for the period ended December 31, 2009, we have evaluated subsequent events through February 1, 2010. Except as noted below, we have determined that there are no other subsequent events requiring disclosure.

On January 8, 2010, we entered into a definitive material merger agreement with K-Tron, pursuant to which we will acquire all the outstanding shares of K-Tron for a total purchase price of approximately $435.0 and K-Tron will become a wholly-owned subsidiary of us. The significant components of the merger agreement are summarized below.

Upon the completion of the merger, K-Tron will become a wholly-owned subsidiary of us and each share of K-Tron common stock (and other common stock equivalents) will be converted into the right to receive $150.00 per share in cash (as may be adjusted as described further below).

In the event the closing has not occurred by April 30, 2010 as a consequence of our inability to pay the merger consideration (essentially the purchase price as described in the merger agreement) as of such date and K-Tron has satisfied all conditions to closing to be performed or satisfied by it as of such date, the per share merger consideration will be increased by $0.05 per share for each day from May 1, 2010 through the date of closing.

We and K-Tron have made customary representations, warranties, and covenants in the merger agreement, including, among others, covenants that K-Tron will conduct its business in the ordinary course during the period between the execution of the merger agreement and the effective time of the merger, and subject to certain limited exceptions, that the Board of Directors of K-Tron will recommend adoption of the merger agreement by its shareholders and will not solicit alternative business combination transactions.

The completion of the merger is subject to the receipt of the affirmative vote of at least two-thirds of all votes cast at a special meeting of K-Tron shareholders to approve the merger, regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

The merger agreement contains certain termination rights for both us and K-Tron and further provides that, upon termination of the merger agreement under specified circumstances, K-Tron may be required to pay us a termination fee of $12.0. If the merger agreement is terminated by us due to K-Tron’s willful breach of the merger agreement at a time when a competing takeover proposal of K-Tron is pending, K-Tron will be required to pay us our expenses incurred in connection with the transaction, up to a maximum amount of $10.0.

In connection with the merger, we entered into a voting agreement with the Chairman and Chief Executive Officer of K-Tron, and certain other directors and executive officers of K-Tron. Under the agreement the individuals have agreed to vote their shares of K-Tron stock in favor of the merger. Collectively, the agreement with the Chairman and Chief Executive Officer and the other directors and executive officers relates to approximately 10% of K-Tron’s outstanding shares of common stock.

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
For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 24, 2009 and Part II, Item 1A of this Form 10-Q. We assume no obligation to update or revise any forward-looking statements.
Overview
In this section of the Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we attempt to give you a look at our Company “through the eyes of management” so that you can assess the financial condition and results of operations of our Company. The discussion that follows, when read in conjunction with Management’s Discussion and Analysis included in our Form 10-K for the fiscal year ended September 30, 2009, should give you information that will help you understand our business and its performance. We intend for the discussion to be clear and to explain the drivers of our results so that you can assess the quality of our earnings and the predictability of our future results.

Background, Death Care Industry Trends, and Strategy and Results
There have been no significant changes to this information during the three month period ended December 31, 2009, as outlined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Recent Factors Impacting our Business
On January 8, 2010, we entered into a material definitive merger agreement with K-Tron International, Inc. (“K-Tron”). The merger agreement provides for our acquisition of all the outstanding shares of K-Tron, including shares issuable under K-Tron’s stock incentive plans, for $150 dollars per share in cash. The transaction is expected to have an aggregate purchase price of approximately $435.0 million and is expected to close on or about March 31, 2010. We intend to use cash on hand and proceeds from debt financing to fund the acquisition. The closing of the merger is subject to customary terms and conditions, including the approval by K-Tron’s shareholders and the expiration or termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act. During the three months ended December 31, 2009, we incurred business acquisition costs of approximately $2.8 million related to the planned acquisition of K-Tron. Aggregate business acquisition and transition costs in fiscal 2010 are expected to be approximately $10.0 million to $12.0 million.
Consolidated Results of Operations
In this section, we provide an analysis of the significant items impacting our Company’s results.
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

	Three Months		Three Months
	Ended		Ended
	December 31,	% of	December 31,	% of
(amounts in millions)	2009	Revenues	2008	Revenues
Net revenues	$161.5	100.0	$166.5	100.0
Cost of goods sold	89.5	55.4	96.7	58.1

Gross profit	72.0	44.6	69.8	41.9
Operating expenses (excluding business acquisition costs)	28.1	17.4	30.9	18.5
Business acquisition costs	2.8	1.7	—	—

Operating profit	41.1	25.5	38.9	23.4
Interest expense	(0.2)	—	(1.1)	(0.7)
Investment income and other	3.7	2.2	3.6	2.2

Income before taxes	44.6	27.7	41.4	24.9
Income tax expense	15.1	9.3	14.9	9.0

Net income	$29.5	18.4	$26.5	15.9

Revenue — Our net revenues for the quarter were down from the same period last year, decreasing $5.0 million or 3.0%. Burial unit volume decreased 3.1% contributing to a reduction of $5.8 million over the same period last year. We believe this volume decrease was largely attributable to lower total deaths and an increase in cremation rates resulting in fewer burials year over year. Additionally, during the same period, our average selling price decreased slightly causing a reduction in revenue of $0.6 million from the prior year. Although we cannot predict with certainty as to whether this trend will continue, at this time we do not anticipate significant erosion in average selling price over the remainder of the fiscal year when compared to last fiscal year. Finally, we experienced the favorable impact of currency fluctuations during the quarter from the weakening U.S. dollar, mainly compared to the Canadian dollar, resulting in increased revenues of $1.4 million over the same period in the prior year.
Cost of Goods Sold — Our cost of goods sold decreased $7.2 million, or 7.4%, including a decrease of $1.9 million attributable to lower burial unit volume. In our manufacturing operations, we experienced commodity cost decreases of $4.2 million over the same period last year, most notably on steel. An aggregate cost increase of $0.8 million was attributable to a number of other categories across our manufacturing operations.

In our distribution operations, we benefited from a $0.2 million reduction in fuel costs over the same period in the prior year. We also experienced a $1.2 million decrease in other distribution cost categories, primarily related to lower personnel costs and outside carrier utilization. Finally, a significant self-insurance claim occurred in fiscal 2009, thereby causing 2010 costs to be lower by $0.5 million.
Operating Expenses, excluding business acquisition costs — Core operating expenses decreased $2.8 million, or 9.1%, excluding business acquisition costs. We believe we are better able to analyze our operating cost structure without the effects of business acquisition costs due to the volatile nature of these costs. Within our core Batesville operating expenses, we experienced cost increases of $1.0 million largely attributable to employee compensation expense, both fixed and variable. These cost increases were partially offset by lower antitrust lawsuit expense of approximately $0.4 million. Other, increases of $0.4 million were attributable to other components across our core Batesville operating expense categories. We also incurred $0.3 million of increased corporate costs primarily related to variable compensation.
Finally, during the three months ended December 31, 2009, we discovered that we over-remitted sales tax in certain jurisdictions and have recorded a $4.1 million sales tax receivable related to these overpayments, the effect of which lowered our operating expense compared to the same period prior year. The sales tax receivable relates to overpayments that have accumulated over a period of approximately four years. No prior or current annual periods were materially affected by these errors. The receivable is expected to be collected over the next 12 months. The sales tax overpayments had no impact on the prior billings to our customers.
Business Acquisition Costs — Business acquisition costs increased $2.8 million over the same period in the prior year and were directly attributable to due diligence and other activities related to our planned acquisition of K-Tron.
Interest Expense — The decrease in interest expense during the quarter as compared to the same period last year was driven by a decrease in the weighted average interest rate on the credit facility from 3.3% to 0.7%, combined with lower average borrowings.
Investment Income (Loss) and Other — “Investment income (loss) and other” was flat compared to the same period last year. For additional information related to specific components of investment income (loss) and other, see Note 12 to our consolidated financial statements included in Part I, Item I of this Form 10-Q.
Income taxes — Our income tax rate for the last three months was 33.9%, which was 2.0% lower than the same period last year. The decrease was primarily attributable to a favorable adjustment of $0.6 million recorded as a result of periodic reconciliation of our income tax accounts to filed income tax returns.
Liquidity and Capital Resources
We believe the ability to generate cash is critical to the value of the Company. In this section, we tell you about our ability to generate and access cash to meet our business needs (to the degree it has significantly changed from the discussion included in our last annual report on Form 10-K.)
First, we will describe our actual results in generating and utilizing cash by comparing the first three months to the same period last fiscal year. We will also talk about any significant trends we are seeing to help you understand how this could impact us going forward.
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
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

	Three Months Ended
	December 31,
(amounts in millions)	2009	2008
Cash flows provided by (used in):
Operating activities	$36.4	$23.3
Investing activities	3.9	0.8
Financing activities	(71.5)	(17.7)
Effect of exchange rate changes on cash	0.1	(0.8)

(Decrease) increase in cash and cash equivalents	$(31.1)	$5.6

Operating Activities
Historically, net cash flows from operating activities have represented our primary source of funds for the growth of our business, including capital expenditures. The degree of correlation between our operating cash flow and net income is impacted by the non-cash expenditures we incur (such as non-cash stock-based compensation), non-cash earnings (such as interest income on our note receivable from Forethought), and the making of income tax payments. Interim periods can also be more volatile individually as they are affected to a greater degree by the seasonality of our revenues.
Our net cash flow from operating activities was $13.1 million higher during the three months ended December 31, 2009, as compared to same period last year. The primary driver to this change relates to a combination of reduced purchasing activity (lower spending) and the timing of when we disbursed the cash to our vendors.
Investing Activities
Historically, net cash flows used in investing activities consisted of purchases of plant, property, and equipment we use to run the business or to pay for a business acquisition. Our net cash receipts from investing activities in the three months ended December 31, 2009, increased from the same period last year due primarily to a $4.8 million increase in sales and redemption proceeds related to our auction rate securities and investments, which were offset by higher capital expenditures of $0.9 million.
Financing Activities
During the last three months ended December 31, 2009, we used existing cash both on hand and generated by operations to pay off our revolving credit facility. In addition, during the same period in the prior year, we elected to repurchase 0.3 million shares of our common stock for $6.3 million under our stock repurchase program.
12 Month Outlook
We have no significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2009, except as follows:
Operating activities
We expect the planned acquisition of K-Tron to increase our net cash flow generated by operating activities. Over the past three calendar years, K-Tron has generated net cash flows from operations of between $19.0 million to $26.7 million annually. Any increase during the remainder of fiscal 2010 will be offset by the non-recurring business acquisition and transition costs associated with the transaction, which are expected to be approximately $10.0 million to $12.0 million.

Investing activities
We expect to pay approximately $435.0 million to acquire K-Tron. In addition to the net assets acquired, we expect to record a significant portion of the purchase price in the form of intangible assets, including trade names, customer relationships, manufacturing technology, and goodwill.
In addition to our traditional level of capital expenditures, we will also incur the annual capital expenditures of K-Tron. Over the past three calendar years, those expenditures have been between $2.3 million to $3.7 million annually.
Financing activities
We plan to fund the majority of the purchase price for our planned acquisition of K-Tron by utilizing the available capacity under our credit facility and cash generated from operating activities through the acquisition date. We likely will also need to access additional sources of debt financing to complete the acquisition and to meet both our day-to-day business financing needs and those of K-Tron.
Summary of 12 Month Outlook
We believe that cash on hand, cash generated from operations, and cash available under our credit facility will be sufficient to fund operations, working capital needs and capital expenditure requirements. We will likely need to access additional sources of debt financing to complete the planned acquisition of K-Tron.
Other Liquidity Matters
We have no significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2009, except as follows:
As of December 31, 2009, we: (i) had $6.7 million outstanding, undrawn letters of credit under our revolving credit facility ( the “Facility”), (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had complete access to the remaining $393.3 million of borrowing capacity available under the Facility. During January 2010, we borrowed $15.0 million on the credit facility.
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements.
Contractual Obligations or Contingent Liabilities and Commitments
There have been no significant changes to our contractual obligations or contingent liabilities and commitments during the three months ended December 31, 2009, except as follows.
On January 8, 2010, we entered into a material definitive agreement with K-Tron, which provides for the planned merger between us and K-Tron, and is subject to satisfaction of certain standard terms and conditions. We are to purchase, for cash, all the outstanding shares of K-Tron, including shares issuable under K-Tron’s stock incentive plans at $150 dollars per share. We estimate that the acquisition will have an aggregate purchase price of $435.0 million, and excludes approximately $10.0 million to $12.0 million in additional business acquisition and other transition related costs. We expect the acquisition to close on or around March 31, 2010, and plan to fund the acquisition with existing cash on hand and proceeds from debt financing.
Critical Accounting Estimates
There have been no significant changes to this information during the three months ended December 31, 2009, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
There have been no significant changes to this information during the three months ended December 31, 2009, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Our material legal proceedings are described in detail in Note 13 to our consolidated financial statements in Part I, Item 1 of this report. You should read that note carefully to understand the background and current status of those matters.

Item 1A.	RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009. There have been no material changes to the risk factors described in that report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities in the three months ended December 31, 2009.

Item 6.	EXHIBITS
The Exhibit Index, which index follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by Item 601 (b)(10)(iii) of Regulation S-K.
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

HILLENBRAND, INC.
DATE: February 4, 2010	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

DATE: February 4, 2010	BY:	/s/ Theodore S. Haddad, Jr
Theodore S. Haddad, Jr
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.