Form 10-Q
period 2010-03-31
Hillenbrand, Inc.
filed 2010-05-06
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Common Stock, without par value — 62,267,609 shares as of April 30, 2010.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net revenues	$169.9	$170.8	$331.4	$337.3
Cost of goods sold	92.9	96.5	182.4	193.2

Gross profit	77.0	74.3	149.0	144.1
Operating expenses (including business acquisition costs; see note 2)	34.8	29.6	65.7	60.5

Operating profit	42.2	44.7	83.3	83.6
Interest expense	(0.3)	(0.4)	(0.5)	(1.5)
Investment income (loss) and other	4.4	(1.3)	8.1	2.3

Income before income taxes	46.3	43.0	90.9	84.4
Income tax expense	16.9	15.2	32.0	30.1

Net income	$29.4	$27.8	$58.9	$54.3

Income per common share-basic and diluted	$0.47	$0.45	$0.95	$0.88
Dividends per common share	$0.1875	$0.185	$0.375	$0.37

Average common shares outstanding — basic and diluted	61.9	61.7	61.9	61.8
See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(amounts in millions)

	March 31,	September 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$72.9	$35.2
Trade receivables, net	88.0	85.2
Inventories	42.9	42.5
Auction rate securities and related Put right	29.7	30.1
Interest receivable from Forethought Financial Group, Inc.	10.0	10.0
Deferred income taxes	28.2	21.5
Other current assets	10.8	8.4

Total current assets	282.5	232.9
Property, net	84.5	85.3
Intangible assets, net	15.3	16.3
Auction rate securities	13.6	18.8
Note and interest receivable from Forethought Financial Group, Inc., long-term portion	139.0	132.8
Investments	18.2	18.8
Deferred income taxes	35.9	35.0
Other assets	21.1	21.2

Total Assets	$610.1	$561.1

LIABILITIES
Current Liabilities
Revolving credit facilities	$29.7	$60.0
Trade accounts payable	17.4	13.1
Accrued compensation	25.5	25.6
Accrued customer rebates	19.5	18.8
Other current liabilities	47.8	17.4

Total current liabilities	139.9	134.9
Accrued pension and postretirement healthcare, long-term portion	86.4	84.5
Other long-term liabilities	35.6	37.7

Total Liabilities	261.9	257.1

Commitments and contingencies (Notes 13 and 15)
SHAREHOLDERS’ EQUITY
Common stock, no par value; 63.1 and 62.8 shares issued, 62.3 and 61.9 shares outstanding, of which 0.6 and 0.3 are restricted at March 31, 2010, and September 30, 2009, respectively	—	—
Additional paid-in-capital	302.2	297.6
Retained earnings	114.7	79.3
Treasury stock, at cost; 0.8 and 0.9 shares at March 31, 2010 and September 30, 2009, respectively	(15.4)	(17.5)
Accumulated other comprehensive loss	(53.3)	(55.4)

Total Shareholders’ Equity	348.2	304.0

Total Liabilities and Shareholders’ Equity	$610.1	$561.1

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(amounts in millions, except per share data)

	Six Months Ended
	March 31,
	2010	2009
Operating Activities:
Net income	$58.9	$54.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9.0	9.1
(Benefit) provision for deferred income taxes	(5.3)	0.6
Net loss (gain) on disposal of property	0.1	(0.2)
Net (gain) on auction rate securities, related Put right, and investments in common stock	(0.2)	—
Interest income on Forethought Financial Group, Inc. note receivable	(6.2)	(6.1)
Equity in net (income) loss from affiliates	(1.6)	4.5
Distribution of earnings from affiliates	0.3	0.2
Stock-based compensation	4.9	4.2
Trade accounts receivable	(2.5)	(3.7)
Inventories	(0.3)	—
Other current assets	(4.1)	2.3
Trade accounts payable	4.2	(1.2)
Accrued expenses and other current liabilities	1.1	(8.7)
Income taxes prepaid or payable	29.0	(4.1)
Defined benefit plan funding	(0.8)	(0.9)
Defined benefit plan expense	4.6	2.4
Other, net	(2.1)	(1.1)

Net cash provided by operating activities	89.0	51.6

Investing Activities:
Capital expenditures, both tangible and intangible	(7.0)	(4.8)
Proceeds on disposal of property	—	0.3
Proceeds from redemption and sales of auction rate securities and investments	6.8	1.4
Capital contributions to affiliates	(0.2)	(0.4)
Return of investment capital from affiliates	0.9	1.8

Net cash provided by (used in) investing activities	0.5	(1.7)

Financing Activities:
Proceeds from revolving credit facilities	89.8	40.0
Repayments on revolving credit facilities	(120.0)	(25.0)
Payment of dividends on common stock	(23.1)	(22.9)
Purchase of common stock	—	(12.5)
Proceeds on issuance of common stock	1.6	—
Financing costs or other	(0.4)	(0.1)

Net cash used in financing activities	(52.1)	(20.5)

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.9)

Net cash flows	37.7	28.5

Cash and cash equivalents:
At beginning of period	35.2	14.7

At end of period	$72.9	$43.2

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
Correction of errors
During the three months ended December 31, 2009, we discovered that we over-remitted sales tax in certain jurisdictions and recorded a $4.1 sales tax receivable related to these overpayments, the effect of which lowered our operating expenses compared to the same period prior year. The sales tax receivable related to overpayments that accumulated over a period of approximately four years. In addition to this item, we recorded income tax benefits of $0.6 during the three months ended December 31, 2009, that related to prior period adjustments identified in reconciling our income tax returns to our provision for income taxes. No prior or current annual periods were materially affected by these errors. These sales tax overpayments had no impact on the prior billings to our customers.

2.	Summary of Significant Accounting Policies
The accounting policies used in preparing these financial statements, unless otherwise noted, are consistent with the accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The following represent additions to our significant accounting policies as described in our previously filed Form 10-K:
Business acquisition costs
Business acquisition costs are recognized separately from business combinations, are expensed as incurred, and are reported as a component of operating expense. We generally define these costs to include: finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with the evaluation and effort to acquire specific businesses. They also include initial, non-recurring costs associated with acquisition tax planning, retention bonuses, and related integration costs. These costs exclude the on-going costs of our business development department and other target screening costs. During the three and six months ended March 31, 2010, we incurred $1.0 and $3.8 of business acquisition costs associated with our acquisition of K-Tron International, Inc. (“K-Tron”) as described more fully in Note 15.
Recently Adopted Accounting Standards
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which among other things amended the accounting standards to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the accounting standards and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update.
Recently Issued Accounting Standards
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 14. These new disclosure requirements were first effective for the Company in its financial statements for the period ending December 31, 2009, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.
3.	Supplemental Balance Sheet Information
The following information pertains to significant assets and liabilities:

	March 31,	September 30,
	2010	2009

Allowance for possible losses and discounts on trade accounts receivable	$20.8	$17.3

Inventories:
Raw materials and work in process	$10.4	$10.1
Finished products	32.5	32.4

Total inventories	$42.9	$42.5

Accumulated depreciation on property	$238.1	$232.3

Accumulated amortization of intangible assets	$26.8	$25.0

Other current liabilities:
Income taxes payable	$30.4	$0.4
Other	17.4	17.0

Total other current liabilities	$47.8	$17.4

4.	Auction Rate Securities (“ARS”) and Related Put Right
The following table presents the activity related to our ARS and the Put right:

	ARS		Put		(Gain)
	A	B	RightC	AOCLD	LossE
Balance at September 30, 2009	$18.8	$28.4	$1.7	$1.5
Change in fair value	(0.1)	(0.1)	0.1	(0.2)	$0.3
Purchases	—	—	—	—	—
Sales and redemptions	(5.1)	(0.4)	—	—	—

Balance at March 31, 2010	$13.6	$27.9	$1.8	$1.3	$0.3

A	— Auction rate securities; available-for-sale, at fair value

B	— Auction rate securities; trading, at fair value (collateralized by the financing agreement discussed below)

C	— Put right; at fair value

D	— AOCL; amount included within accumulated other comprehensive loss (pre-tax)

E	— (Gain) loss; amount included within “Investment income (loss) and other” (pre-tax)
5.	Financing Agreements
In March 2010, we entered into a credit line agreement (the “UBS Credit Line”) with UBS Bank USA (“UBS Bank”) that provides up to an aggregate amount of $29.8 in the form of an uncommitted, demand revolving credit facility. We entered into the UBS Credit Line in connection with our previous acceptance of an offer from UBS AG and its affiliates (“UBS”) of certain rights to require UBS to repurchase at par value all of the ARS that UBS had previously sold to us (the Put right). The UBS Credit Line is secured only by the ARS, and the proceeds from sales of the ARS will be applied to repayment of the UBS Credit Line.
Advances under the UBS Credit Line are made on a “no net cost” basis, meaning that the interest paid by us on such advances will not exceed the interest or dividends paid to us by the issuer of the related ARS. The terms of the UBS Credit Line and “no net cost” loans made thereunder are described in a prospectus issued by UBS dated October 7, 2008, SEC File No. 333-153882. Additionally, the form of the UBS Credit Line is filed as an exhibit to the Registration Statement on Form F-3 filed by UBS AG on October 7, 2008.
The UBS Credit Line also provides, among other things, that UBS Bank may demand full or partial repayment of the UBS Credit Line or may terminate and cancel the UBS Credit Line at its sole discretion and without cause at any time; provided that in such case UBS Bank would be required to provide us alternative financing on substantially similar terms or repurchase the applicable ARS at par.
Our preexisting $400 revolving credit facility (more fully described in our annual report on Form 10-K for the fiscal year ended September 30, 2009) was not affected by the UBS Credit Line. Components of our borrowings under both of our credit facilities were as follows:

	March 31,	September 30,
	2010	2009
UBS Credit Line	$29.7	$—
$400 revolving credit facility	—	60.0

Total revolving credit facilities	$29.7	$60.0

As of March 31, 2010, we (i) had $6.7 in outstanding undrawn letters of credit under our revolving credit facilities, (ii) were in compliance with all covenants set forth in the credit agreements, and (iii) had $393.3 of remaining borrowing capacity available under the facilities. During the three month and six month periods ended March 31, 2010, the applicable weighted average interest rates were 1.1% and 0.7%, respectively. The availability of borrowings under the facilities are subject to our ability at the time of borrowing to meet certain specified conditions.
On April 1, 2010, we borrowed $375.0 on our $400 revolving credit facility to complete the acquisition of K-Tron (more fully described in Note 15). This immediately reduced our aggregate borrowing capacity under our revolving credit facilities to $18.3.
6.	Retirement and Postemployment Benefits
Defined Benefit Plans
Components of net pension costs were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service costs	$1.5	$0.8	$2.6	$1.6
Interest costs	3.1	3.1	6.2	6.3
Expected return on plan assets	(3.4)	(3.3)	(6.7)	(6.6)
Amortization of unrecognized prior service costs, net	0.2	0.2	0.4	0.4
Amortization of net loss	0.7	—	1.5	—

Net pension costs	$2.1	$0.8	$4.0	$1.7

The net postretirement healthcare costs recorded during the three months ended March 31, 2010 and 2009, were $0.3 for both periods. The net postretirement healthcare costs recorded during the six months ended March 31, 2010 and 2009, were $0.6 for both periods.
Defined Contribution Plans
For the three months ended March 31, 2010 and 2009, we recorded expenses related to our defined contribution plans in the amounts of $1.4 and $1.3, respectively. For the six months ended March 31, 2010 and 2009, we recorded expenses related to our defined contribution plans in the amounts of $2.6 and $2.5, respectively.
7.	Income Taxes
The effective tax rates for the three month periods ended March 31, 2010 and 2009, were 36.5% and 35.4%, respectively. The 1.1% increase in the quarterly effective tax rate was attributable to lower tax exempt interest income and higher state tax rates based on filed returns. The effective tax rates for the six month periods ended March 31, 2010 and 2009, were 35.2% and 35.7%, respectively. The decrease in the effective tax rates for the six month period ending March 31, 2010, was primarily attributable to the favorable adjustment of $0.6 recorded in the quarter ended December 31, 2009, as a result of periodic reconciliation of our income tax accounts to filed income tax returns.

The activity within our reserve for unrecognized tax benefits was as follows:

Balance at September 30, 2009	$8.3
Additions for tax positions related to the current year	0.3
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(0.2)
Settlements	(0.3)

Balance at March 31, 2010	$8.1

Other amount accrued at March 31, 2010 for interest and penalties	$1.6

8.	Income per Common Share
At March 31, 2010 and 2009, potential dilutive effects of our time-based restricted stock units and stock option awards representing approximately 1.7 million and 2.1 million common shares, respectively, were excluded from the computation of income per common share as their effects were anti-dilutive. The dilutive effects of our performance based stock awards more fully described in Note 10 are included in the computation of diluted net income per share when the related performance criteria are met. At March 31, 2010 and 2009, potential dilutive effects of these securities representing approximately 1.1 million and 0.6 million common shares, respectively, were excluded from the computation of income per common share as the related performance criteria had not been met, although they may be met in future periods. There are no significant differences in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards for the three and six month periods ended March 31, 2010 and 2009.
9.	Shareholders’ Equity
During the six months ended March 31, 2010, we paid cash dividends of $23.1 and issued 0.3 million shares of our common stock pursuant to our stock incentive plans.
10.	Stock-Based Compensation
We have stock-based compensation plans (including the Stock Incentive Plan, the Board of Directors Deferred Compensation Plan, and the Executive Deferred Compensation Program) under which 8,785,436 common shares are registered and available for issuance. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of March 31, 2010, options with respect to 2,481,012 shares were outstanding under these plans. In addition, a total of 1,376,747 RSUs and PBUs (both defined below) were outstanding, and a total of 442,020 common shares have been either issued or utilized under these plans as of March 31, 2010.
Compensation costs and the related income tax benefit charged against income were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Stock-based compensation costs	$2.7	$2.3	$4.8	$4.2
Income tax benefit	1.0	0.9	1.8	1.6

Stock-based compensation costs, net-of-tax	$1.7	$1.4	$3.0	$2.6

Stock Options
The following table provides a summary of outstanding stock option awards:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding at September 30, 2009	2,182,705	$21.76
Granted	418,110	18.53
Exercised	(94,905)	16.51
Forfeited	(13,556)	18.49
Expired	(11,342)	23.76

Outstanding at March 31, 2010	2,481,012	$21.43

Exercisable at March 31, 2010	1,520,572	$23.41

As of March 31, 2010, approximately $2.9 of unrecognized stock-based compensation was associated with our unvested stock options expected to be recognized over a weighted average period of 1.8 years. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of March 31, 2010, the average remaining life of the outstanding stock options was 6.7 years with an aggregate intrinsic value of $5.3. As of March 31, 2010, the average remaining life of the exercisable stock options was 5.2 years with an aggregate intrinsic value of approximately $1.4.
Restricted Stock Units (RSUs) and Performance Based Restricted Stock Units (PBUs)
The value of RSUs and PBUs in our common stock is the fair value at the date of grant. A summary of the unvested RSU and PBU activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted
		Average
	Number of	Grant Date
RSUs	Share Units	Fair Value

Nonvested RSUs at September 30, 2009	84,558	$24.10
Granted	51,378	19.95
Vested	(63,377)	21.43
Forfeited	(2,960)	24.84

Nonvested RSUs at March 31, 2010	69,599	$23.44

		Weighted
		Average
	Number of	Grant Date
PBUs	Share Units	Fair Value

Nonvested PBUs at September 30, 2009	569,964	$14.89
Granted	470,331	18.53
Vested	—	—
Forfeited	(15,292)	15.99

Nonvested PBUs at March 31, 2010	1,025,003	$16.54

As of March 31, 2010, approximately $1.2 and $8.2 of unrecognized stock-based compensation was associated with our unvested RSUs and PBUs (based upon projected performance to date), respectively. These costs are expected to be recognized over a weighted average period of 3.0 years and 2.0 years, respectively. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of March 31, 2010, the outstanding RSUs and PBUs had an aggregate intrinsic value of $1.5 and $22.6, respectively.

Dividends payable in stock accrue on both RSUs and PBUs and are subject to the same specified terms as the original grants. As of March 31, 2010, a total of 42,801 stock units had accumulated on unvested RSUs and PBUs due to dividend reinvestments and are excluded from the tables above.
Vested Deferred Stock
Past stock-based compensation programs, like the current RSU and PBU programs, allowed deferrals after vesting to be set-up as deferred stock. As of March 31, 2010, 239,344 of our shares had been deferred, fully vested and payable in our common stock under our stock-based compensation programs and are excluded from the tables above.
11.	Comprehensive Income and Accumulated Other Comprehensive Loss
The components of comprehensive income, each net of tax (corresponding to income tax rates from between 35.4% to 38.8%, excluding foreign currency translation adjustment), were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income	$29.4	$27.8	$58.9	$54.3
Foreign currency translation	0.6	(0.4)	0.8	(2.8)
Changes in net unrealized gains on derivative instruments	0.2	(0.4)	0.3	0.4
Changes in net unrealized gains on available-for-sale securities	—	1.3	(0.2)	0.6
Changes in items not recognized as a component of net pension and postretirement healthcare cost	0.6	0.1	1.2	0.2

Comprehensive income	$30.8	$28.4	$61.0	$52.7

The components of accumulated other comprehensive loss, each net of tax (corresponding to income tax rates from between 35.4% to 38.8%, excluding cumulative foreign currency translation adjustment), were as follows:

	March 31,	September 30,
	2010	2009
Cumulative foreign currency translation adjustment	$(2.3)	$(3.1)
Net unrealized gains on derivative instruments	(0.5)	(0.8)
Net unrealized gains on available-for-sale securities	(0.7)	(0.5)
Items not recognized as a component of net pension and postretirement healthcare costs	(49.8)	(51.0)

Accumulated other comprehensive loss	$(53.3)	$(55.4)

12.	Investment Income (Loss) and Other
The components of investment income (loss) and other were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest income on note receivable from Forethought	$2.9	$3.1	$6.2	$6.1
Interest income on ARS	0.1	0.2	0.2	0.7
Equity in net income (loss) of affiliates	1.5	(4.5)	1.6	(4.5)
Realized gain on sale of investments	—	—	0.5	—
Realized (loss) on sale of ARS	—	—	(0.3)	—
Net gain on ARS and related Put right	—	0.2	—	—
Foreign currency exchange (loss)	(0.1)	—	—	(0.1)
Other, net	—	(0.3)	(0.1)	0.1

Investment income (loss) and other	$4.4	$(1.3)	$8.1	$2.3

13.	Commitments and Contingencies
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
Despite the July 29, 2009 ruling denying class certification, the FCA plaintiffs have indicated that they intend to pursue their individual injunctive and damages claims. Their individual damages claims are limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of ten casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs. In early 2010, the District Court issued orders stating that no summary judgment motions would be entertained, and that the trial of the FCA plaintiffs’ remaining individual claims may begin as early as the week of August 2, 2010.

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
As of March 31, 2010, we had incurred approximately $23.1 in cumulative legal and related costs associated with the FCA matter, since its inception.
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
Our fair value measurements are classified into one of three categories as defined in Note 14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The following table summarizes our financial assets and liabilities:

			Fair Value Measurements at March 31, 2010 using:
				Significant
	Carrying		Quoted Prices	Other
	Value at	Fair Value at	in Active	Observable	Unobservable
	March 31,	March 31,	Markets	Inputs	Inputs
Description	2010	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	$72.9	$72.9	$72.9	$—	$—
ARS and Put right	43.3	43.3	—	—	43.3
Forethought note receivable	149.0	117.9	—	—	117.9
Equity investments	3.5	3.5	0.5	—	3.0
Liabilities:
Revolving credit facilities	29.7	29.7	—	29.7	—
Derivative instruments	0.7	0.7	—	0.7	—
The following table reconciles the change in the Company’s Level 3 financial assets:

	Fair Value Measurements Using Significant
	Unobservable Inputs
			Forethought	Equity
	ARS	Put right	Note	Investments
Beginning balance at September 30, 2009	$47.2	$1.7	$109.0	$3.0
Total gains or (losses) (realized and unrealized):
Included in earnings	(0.4)	0.1	—	—
Included in other comprehensive income	0.2	—	—	—
Change in fair value, disclosure only	—	—	8.9	—
Purchases, issuances and settlements	(5.5)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at March 31, 2010	$41.5	$1.8	$117.9	$3.0

The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, with the following additional information. During the past six months ended March 31, 2010, Forethought successfully raised net proceeds of approximately $101.0 through the issuance of common stock and retained the A- claims-paying rating of its subsidiary insurance operations from A.M. Best. Both of these factors increased the likelihood that we will be paid the annual $10.0 installments commencing on July 1, 2010. These were the primary factors which increased the estimated fair value of the Forethought note (the “Note”) (and increases our overall probability of collection) during the six months ended March 31, 2010.
Additionally, in March 2010, we entered into a letter agreement with Forethought whereby, contingent upon a successful private offering of debt securities by Forethought prior to April 1, 2010, we agreed to extinguish Forethought’s obligations under the outstanding Note (and related warrants) for $138.2. On March 31, 2010, this agreement expired unexercised and had no effect on the estimated fair value of the Note.
Assets excluded from the table above are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
15.	Subsequent Event
On April 1, 2010, we completed our acquisition of K-Tron for an aggregate purchase price of $435.2 ($369.0, net of $66.2 of cash and cash equivalents acquired from K-Tron). K-Tron is a recognized leader in the design, production, marketing, and servicing of material handling equipment and systems. K-Tron serves many different industrial markets through two separate business lines. The Process Group focuses primarily on feeding and pneumatic conveying equipment, doing business under two main brands: K-Tron Feeders® and K-Tron Premier®. The Size Reduction Group concentrates on size reduction equipment, conveying systems and screening equipment, operating under three brands: Pennsylvania Crusher®, Gundlach® and Jeffrey Rader®. We believe that our core competencies in talent development, manufacturing and distribution, and lean business practices will enable us to add to the enterprise value of our combined operations.
We financed this transaction with $375.0 of borrowings under our $400 revolving credit facility and cash on hand on the closing date.
As the acquisition was completed after our March 31, 2010, reporting date, the initial accounting for this acquisition was not complete as of the filing date of this Form 10-Q, and we are awaiting the completion and results of our valuations and analysis of the assets and liabilities acquired. Accordingly, the financial information contained herein does not include pro forma disclosures or related purchase price allocation information as it is not yet practicable to do so.

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

Background, Death Care Industry Trends, and Strategy and Results
There have been no significant changes to this information during the three and six month periods ended March 31, 2010, as outlined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Recent Factors Impacting our Business
On April 1, 2010, we completed our acquisition of K-Tron International, Inc. (“K-Tron”) for an aggregate purchase price of $435.2 million ($369.0 million, net of $66.2 million of cash and cash equivalents acquired from K-Tron) and more fully described in our Note 15 to our consolidated financial statements included in Part I, Item I of this Form 10-Q. This transaction was financed with $375.0 million of borrowings under our $400 million revolving credit facility and cash on hand on the closing date. See “12 Month Outlook” included within Liquidity and Capital Resources for further discussion regarding the financing of the K-Tron acquisition.
Consolidated Results of Operations
In this section, we provide an analysis of the significant items impacting our Company’s results.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	March 31,		March 31,
(amounts in millions)	2010	% of Revenues	2009	% of Revenues
Net revenues	$169.9	100.0	$170.8	100.0
Cost of goods sold	92.9	54.7	96.5	56.5

Gross profit	77.0	45.3	74.3	43.5
Operating expenses (excluding business acquisition costs)	33.8	19.9	29.6	17.3
Business acquisition costs	1.0	0.6	—	—

Operating profit	42.2	24.8	44.7	26.2
Interest expense	(0.3)	(0.1)	(0.4)	(0.2)
Investment income (loss) and other	4.4	2.6	(1.3)	(0.8)

Income before taxes	46.3	27.3	43.0	25.2
Income tax expense	16.9	10.0	15.2	8.9

Net income	$29.4	17.3	$27.8	16.3

Revenue — Our net revenues for the quarter were down from the same period last year, decreasing $0.9 million or 0.5%. Burial unit volume decreased 2.5% contributing to a reduction of $3.8 million over the same period last year. We believe this volume decrease was largely attributable to lower total deaths due in part to a weak influenza season and an increase in cremation rates resulting in fewer burials period-over-period. Additionally, our average selling price increased slightly causing an increase in revenue of $0.9 million over the same period in the prior year. Finally, we experienced the favorable impact of currency fluctuations during the quarter from the weakening of the U.S. dollar, mainly compared to the Canadian dollar, resulting in increased revenues of $2.0 million over the same period in the prior year.
Cost of Goods Sold — Our cost of goods sold decreased $3.6 million, or 3.7%, including a decrease of $1.5 million attributable to lower burial unit volume. In our manufacturing operations, we experienced commodity cost decreases of $3.6 million over the same period last year, most notably on steel. We anticipate that period-over-period steel prices during the second half of the fiscal year will be relatively flat. These manufacturing cost savings were partially offset by increased manufacturing costs associated with personnel and benefit costs of $1.9 million. Aggregate cost increases of $0.3 million were attributable to a number of other categories across our manufacturing operations.

In our distribution operations, we experienced cost increases of $0.7 million for fuel, as diesel prices increased from the same period last year. However, our remaining distribution costs were reduced by $1.4 million, supported by the use of lean business principles and tools to optimize our distribution network. $0.9 million of the decrease resulted from lower personnel costs and outside carrier utilization, with the residual $0.5 million reduction attributable to a number of other categories across our distribution operations. We continue to focus on implementing lean processes to further lower our overall delivery costs, while maintaining our high standard of on-time delivery to our customers.
Operating Expenses — Core operating expenses increased $4.2 million, or 14.2%, excluding business acquisition costs. We believe we are better able to analyze our operating cost structure without the effects of business acquisition costs due to the volatile nature of these costs.
Within our core Batesville operating expenses, we experienced cost increases of $3.4 million. The cost increases were primarily attributable to $2.2 million related to our incentive compensation and variable sales compensation programs, $0.6 million of higher personnel and benefit costs, and $0.6 million of other costs increases primarily associated with our sales and marketing programs. These cost increases were partially offset by lower antitrust lawsuit expense of approximately $0.8 million. We anticipate that our expenses related to the antitrust lawsuit will increase significantly over the balance of fiscal 2010 (as compared to the same period last year) as we prepare for a possible August 2010 trial date.
Within our corporate operations, we incurred higher costs of $1.6 million primarily related to incentive compensation and pension expense.
Business Acquisition Costs — Business acquisition costs increased $1.0 million over the same period in the prior year and were directly attributable to due diligence and other activities related to our acquisition of K-Tron.
Interest Expense — The decrease in interest expense during the quarter as compared to the same period last year was primarily driven by a lower average principal balance.
Investment Income (Loss) and Other — “Investment income (loss) and other” was up $5.7 million over the same period last year primarily due to earnings from investments in affiliates (limited partnership investments) of $1.5 million in the current period in contrast to the $4.5 million loss resulting from write-downs in the same period last year. The volatility of the value of these portfolios in the future is likely to be more pronounced given the recent economic environment and cannot be reasonably predicted. The increase in investment income was partially offset by decreased interest income of $0.3 million on our ARS and Forethought investments. See Note 12 to our consolidated financial statements included in Part I, Item I of this Form 10-Q.
Income taxes — Our income tax rate for the last three months was 36.5%, which was 1.1% higher than the same period last year. This was primarily due to lower tax exempt interest income and higher state income tax rates based on recently filed returns.
Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

	March 31,		March 31,
(amounts in millions)	2010	% of Revenues	2009	% of Revenues
Net revenues	$331.4	100.0	$337.3	100.0
Cost of goods sold	182.4	55.0	193.2	57.3

Gross profit	149.0	45.0	144.1	42.7
Operating expenses (excluding business acquisition costs)	61.9	18.7	60.5	17.9
Business acquisition costs	3.8	1.2	—	—

Operating profit	83.3	25.1	83.6	24.8
Interest expense	(0.5)	(0.1)	(1.5)	(0.4)
Investment income (loss) and other	8.1	2.4	2.3	0.6

Income before taxes	90.9	27.4	84.4	25.0
Income tax expense	32.0	9.6	30.1	8.9

Net income	$58.9	17.8	$54.3	16.1

Revenue — Our net revenues for the six months were down from the same period last year, decreasing $5.9 million or 1.7%. Burial unit volume decreased 2.8% contributing to a reduction of $9.6 million over the same period last year. We believe this volume decrease was largely attributable to lower total deaths and an increase in cremation rates resulting in fewer burials year-over-year. Our average selling price increased modestly, providing a slight increase in revenue of $0.3 million over same period in the prior year. The continuing favorable impact of currency fluctuations during the period from the weakening U.S. dollar, mainly compared to the Canadian dollar, resulted in increased revenues of $3.4 million over the same period in the prior year.
Cost of Goods Sold — Our cost of goods sold decreased $10.8 million, or 5.6%, including a decrease of $3.4 million attributable to lower burial unit volume. In our manufacturing operations, we experienced commodity cost decreases of $7.8 million over the same period last year, most notably on steel. As discussed earlier, we anticipate that period-over-period steel prices over the second half of the fiscal year will be relatively flat. These manufacturing cost savings were partially offset by increased manufacturing costs associated with personnel and benefit costs of $2.6 million. Aggregate manufacturing cost increases of $0.4 million were attributable to a number of other categories across our manufacturing operations.
In our distribution operations, we experienced cost increases of $0.4 million for fuel. During the same period, we experienced cost reductions related to lower outside carrier utilization of $0.9 million, lower personnel and benefit costs of $1.0 million, and aggregate costs reductions of $0.6 million attributable to a number of other categories across our distribution operations. Finally, a significant self-insurance claim occurred during the same period last year, thereby causing 2010 costs to be lower by $0.5 million.
Operating Expenses — Core operating expenses increased $1.4 million or 2.3% excluding business acquisition costs.
Within our core Batesville operating expenses, we experienced cost increases of $3.8 million attributable to personnel and benefit costs. These cost increases were partially offset by lower antitrust lawsuit expenses of approximately $1.2 million. Increases of $1.0 million were attributable to other components across our core Batesville operating expense categories.
During the three months ended December 31, 2009, we discovered that we over-remitted sales tax in certain jurisdictions and recorded a $4.1 million sales tax receivable related to these overpayments, the effect of which lowered our operating expense compared to the same period prior year. The sales tax receivable relates to overpayments that have accumulated over a period of approximately four years. No prior or current annual periods were materially affected by these errors. These sales tax overpayments had no impact on the prior billings to our customers.
Within our corporate operations, we incurred additional costs of $1.9 million primarily related to higher incentive compensation and pension expense.
Business Acquisition Costs — Business acquisition costs increased $3.8 million over the same period in the prior year and were directly attributable to due diligence and other activities related to our acquisition of K-Tron.
Interest Expense — The decrease in interest expense during the six months as compared to the same period last year was driven by a decrease in the weighted average interest rate on the credit facility from 2.1% to 0.7%, combined with lower average borrowings.

Investment Income (Loss) and Other — The reasons for the changes in these components are consistent with those described in our earlier quarterly discussion. See Note 12 to our consolidated financial statements included in Part I, Item I of this Form 10-Q.
Income Taxes — Our income tax rate for the six months ended March 31, 2010, was 35.2%, which was 0.5% lower than the same period last year. The decrease was primarily attributable to a favorable adjustment of $0.6 million recorded as a result of periodic reconciliation of our income tax accounts to filed income tax returns.
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
Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

	Six Months Ended
	March 31,
(amounts in millions)	2010	2009
Cash flows provided by (used in):
Operating activities	$89.0	$51.6
Investing activities	0.5	(1.7)
Financing activities	(52.1)	(20.5)
Effect of exchange rate changes on cash	0.3	(0.9)

Increase in cash and cash equivalents	$37.7	$28.5

Operating Activities
Historically, net cash flows from operating activities have represented our primary source of funds for the growth of our business, including capital expenditures. The degree of correlation between our operating cash flow and net income is impacted by the non-cash expenditures we incur (such as non-cash, stock-based compensation), non-cash earnings (such as interest income on our note receivable from Forethought), and the timing of income tax payments. Interim periods can also be more volatile individually as they are affected to a greater degree by the seasonality of our revenues.
Our net cash flow from operating activities was $37.4 million higher during the six months ended March 31, 2010, as compared to same period last year. This increase was driven by the timing of payments for income taxes and accounts payable.
Investing Activities
Our net cash receipts from investing activities for the six months ended March 31, 2010, increased from the same period last year due primarily to a $5.4 million increase in sales and redemption proceeds related to our auction rate securities and investments. This was offset by primarily higher capital expenditures of $2.2 million.

Financing Activities
During the six months ended March 31, 2010, we used existing cash both on hand and generated by operations to pay off our $400 million revolving credit facility. Additionally, during March 2010, we borrowed $29.8 million under our UBS revolving credit facility to fund our quarterly dividend payment and general working capital needs. During the same period last year, we elected to repurchase 0.7 million shares of our common stock for $12.5 million under our stock repurchase program. We have not repurchased shares of common stock during the first six months of this fiscal year.
12 Month Outlook
We have no significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2009, except as follows:
Operating activities
On April 1, 2010, we completed the acquisition of K-Tron, and we expect the acquisition of K-Tron to increase our net cash flow generated by operating activities. Over the past three calendar years, K-Tron has generated net cash flows from operations in the range of $26.7 million to $31.6 million annually. However, any increase during the remainder of fiscal 2010 will be offset by the payment of non-recurring business acquisition costs associated with the transaction, which are expected to be approximately $10.0 million to $12.0 million. We also will make aggregate payments of approximately $7.0 million to fund pre-acquisition transaction costs incurred by K-Tron not yet paid at the date of acquisition.
We also expect cash flows generated by operations to be reduced significantly during the remainder of fiscal 2010 due to the timing of payments for income taxes and accounts payable, as well as increased interest costs resulting from higher borrowing levels associated with the acquisition of K-Tron.
Investing activities
On April 1, 2010 we paid $435.2 million ($369.0 million, net of $66.2 million of cash and cash equivalents acquired from K-Tron) to acquire K-Tron. In addition to the net assets acquired, we expect to record a significant portion of the purchase price in the form of intangible assets, including trade names, customer relationships, manufacturing technology, and goodwill.
In addition to our traditional level of capital expenditures, we will also incur the annual capital expenditures of K-Tron. Over the past three calendar years, those expenditures have been between $1.8 million to $3.7 million annually.
Financing activities
To fund the acquisition of K-Tron on April 1, 2010, we borrowed $375.0 million under our $400 million revolving credit facility. Additionally, in connection with the acquisition of K-Tron, we assumed approximately $7.0 million of K-Tron short-term debt that will require repayment prior to May 31, 2010. We intend to repay this outstanding amount with available cash on hand.
As discussed above, during March 2010, we borrowed $29.8 million on our UBS revolving credit facility (more fully described in Note 5 to our consolidated financial statements included in Part I, Item I of this Form 10-Q.) We anticipate that the investment proceeds from our exercise of UBS Put right in July 2010 will be used to offset any amounts owed under the UBS revolving credit facility.
We may refinance a portion of the debt we incurred to finance the acquisition of K-Tron over the next 12 months in order to fix the interest rate and lengthen the maturity of the debt. If we do so, the longer term interest rate associated with the portion of the debt refinanced will likely be higher than that currently afforded us under our $400 million revolving credit facility.

Summary of 12 Month Outlook
We believe that cash on hand, cash generated from operations, and cash available under our credit facilities will be sufficient to fund operations, working capital needs, and capital expenditure requirements. In addition, we believe that we will be able to access additional sources of capital at commercially reasonable terms if the need arose.
Other Liquidity Matters
We have no significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2009, except as follows:
On April 1, 2010, we completed the acquisition of K-Tron, whereby we utilized a significant portion of the borrowing capacity under our $400 million revolving credit facility. Our borrowing capacity under the $400 million revolving credit facility was reduced from $393.3 million to $18.3 million in funding the acquisition. Since our separation from Hill-Rom on April 1, 2008, we have generated on average quarterly cash flows from operations of approximately $30 million. Although it is not possible to predict our future cash flows from operations with certainty, we believe that these trends will continue (before considering the items discussed under 12 Month Outlook above) and that our cash generated from operations and existing borrowing capacity on our revolving credit facilities will be sufficient to fund our existing working capital needs and capital expenditure requirements.
Off-Balance Sheet Arrangements
As of March 31, 2010, we had no significant off-balance sheet arrangements.
Contractual Obligations or Contingent Liabilities and Commitments
There have been no significant changes to our contractual obligations or contingent liabilities and commitments during the six months ended March 31, 2010, except as follows. During fiscal 2010, we entered into “take-or-pay” purchase commitments for certain commodities. These contracts run from January 2010 through December 2010 and require us to take delivery of approximately $20.0 million in the related commodities during this time.
Critical Accounting Policies
There have been no significant changes to this information during the three and six month periods ended March 31, 2010, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2009.
Recently Adopted Accounting Standards
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which among other things amended the accounting standards to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the accounting standards and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update.

Recently Issued Accounting Standards
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 14: Fair Value Measurements. These new disclosure requirements were first effective for the Company in its financial statements for the period ending December 31, 2009, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
There have been no significant changes to this information during the three and six month periods ended March 31, 2010, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2009, except as follows:
On April 1, 2010, we increased our borrowings on our revolving credit facility by $375.0 million to fund the acquisition of K-Tron. Accordingly, our interest expense is prospectively more significant and subjects us to a greater degree of interest rate risk. Additionally, in connection with our acquisition of K-Tron, our exposure to market risk associated with foreign exchange rates has increased due to K-Tron’s more significant operations in Europe.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Our material legal proceedings are described in detail in Note 13 to our consolidated financial statements in Part I, Item 1 of this report. You should read that note carefully to understand the background and current status of those matters.
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009. In addition to the risks described in that report, as a result of our acquisition of K-Tron on April 1,2010, we are now subject to certain risks related to K-Tron’s businesses. These risks are described under “Item 1A. Risk Factors—Risk Factors Related to our Business” in K-Tron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which description is incorporated herein by reference. Otherwise, there have been no material changes to the risk factors described in our Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities in the six months ended March 31, 2010.
Item 5. OTHER INFORMATION
On February 24, 2010, the following matters were voted upon and approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders:
(1)	the election of four members to the Board of Directors;

(2)	the approval of the Hillenbrand, Inc. Stock Incentive Plan (As of February 24, 2010); and

(3)	the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.
The following is a summary of the voting results for each matter presented to the shareholders:
Election of Directors:

Director’s Name	Votes For	Votes Withheld

Mark C. DeLuzio	35,274,275	15,572,938
James A. Henderson	35,195,478	15,651,735
Ray J. Hillenbrand	34,225,884	16,621,369
F. Joseph Loughrey	50,325,311	521,902
All four directors were re-elected to serve three-year terms expiring at the 2013 Annual Meeting of Shareholders of the Company.
Hillenbrand, Inc. Stock Incentive Plan

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

41,294,513	9,131,021	421,678	5,411,368

Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

56,022,478	210,885	25,217	—
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

HILLENBRAND, INC.
DATE: May 6, 2010	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

DATE: May 6, 2010	BY:	/s/ Theodore S. Haddad, Jr
Theodore S. Haddad, Jr
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 2.1	Merger Agreement (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 11, 2010)

Exhibit 3.1	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 1, 2010)

Exhibit 10.1	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (incorporated by reference as Appendix A to the definitive proxy statement on Schedule 14A of Hillenbrand, Inc. filed on January 5, 2010 (File No. 001-33794))

Exhibit 10.2 *	Forethought Letter Agreement

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.