Form 10-Q
period 2010-06-30
Hillenbrand, Inc.
filed 2010-08-04
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Common Stock, without par value — 62,278,502 shares as of July 30, 2010.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues	$205.8	$158.7	$537.2	$496.0
Cost of goods sold	130.2	92.7	312.6	285.9

Gross profit	75.6	66.0	224.6	210.1
Operating expenses (including business acquisition costs; see Note 4)	55.8	27.3	121.5	87.8

Operating profit	19.8	38.7	103.1	122.3
Interest expense	(1.0)	(0.3)	(1.5)	(1.8)
Investment income (loss) and other	3.8	1.9	11.9	4.2

Income before income taxes	22.6	40.3	113.5	124.7
Income tax expense	9.3	14.9	41.3	45.0

Net income	$13.3	$25.4	$72.2	$79.7

Income per common share-basic and diluted	$0.22	$0.41	$1.17	$1.29
Dividends per common share	$0.1875	$0.185	$0.5625	$0.555

Average common shares outstanding — basic and diluted	62.0	61.7	61.9	61.8
See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(amounts in millions)

	June 30,	September 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$82.2	$35.2
Trade receivables, net	104.3	85.2
Inventories, net	69.9	42.5
Auction rate securities and related Put right	13.7	30.1
Interest receivable from Forethought Financial Group, Inc.	10.0	10.0
Deferred income taxes	20.8	21.5
Other current assets	16.7	8.4

Total current assets	317.6	232.9
Property, net	111.2	85.3
Intangible assets, net	408.0	16.3
Auction rate securities	13.3	18.8
Note and interest receivable from Forethought Financial Group, Inc., long-term portion	141.9	132.8
Investments	18.3	18.8
Deferred income taxes	—	35.0
Other assets	24.1	21.2

Total Assets	$1,034.4	$561.1

LIABILITIES
Current Liabilities
Revolving credit facilities, current portion	$13.6	$60.0
Trade accounts payable	22.8	13.1
Accrued compensation	33.9	25.6
Accrued customer rebates and advances	27.7	18.8
Other current liabilities	64.3	17.4

Total current liabilities	162.3	134.9
Long-term debt, less current portion above	375.0	—
Accrued pension and postretirement healthcare, long-term portion	83.1	84.5
Deferred income taxes	28.3	—
Other long-term liabilities	36.4	37.7

Total Liabilities	685.1	257.1

Commitments and contingencies (Note 14)
SHAREHOLDERS’ EQUITY
Common stock, no par value; 63.1 and 62.8 shares issued, 62.3 and 61.9 shares outstanding, of which 0.6 and 0.3 are restricted at June 30, 2010, and September 30, 2009, respectively	—	—
Additional paid-in-capital	304.6	297.6
Retained earnings	116.3	79.3
Treasury stock, at cost; 0.8 and 0.9 shares at June 30, 2010 and September 30, 2009, respectively	(15.0)	(17.5)
Accumulated other comprehensive loss	(56.6)	(55.4)

Total Shareholders’ Equity	349.3	304.0

Total Liabilities and Shareholders’ Equity	$1,034.4	$561.1

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(amounts in millions)

	Nine Months Ended
	June 30,
	2010	2009
Operating Activities:
Net income	$72.2	$79.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19.5	13.8
Benefit for deferred income taxes	(11.8)	(1.2)
Net gain on disposal of property	—	(0.1)
Net gain on auction rate securities, related Put right, and investments	(0.2)	—
Interest income on Forethought Financial Group, Inc. note receivable	(9.1)	(9.1)
Equity in net (income) loss from affiliates	(2.7)	5.7
Distribution of earnings from affiliates	0.3	0.4
Stock-based compensation	7.4	5.5
Trade accounts receivable	(1.3)	3.2
Inventories	14.7	4.6
Other current assets	(5.9)	2.1
Trade accounts payable	(2.6)	(2.9)
Accrued expenses and other current liabilities	(0.3)	(7.5)
Income taxes prepaid or payable	36.3	(2.8)
Defined benefit plan funding	(5.5)	(9.0)
Defined benefit plan expense	6.9	3.5
Other, net	(0.9)	(1.0)

Net cash provided by operating activities	117.0	84.9

Investing Activities:
Capital expenditures, both tangible and intangible	(10.2)	(7.1)
Acquisitions of businesses, net of cash acquired	(371.5)	—
Proceeds on disposal of property	0.2	0.2
Proceeds from redemption and sales of auction rate securities and investments	23.0	1.8
Capital contributions to affiliates	(0.2)	(0.6)
Return of investment capital from affiliates	1.9	2.1

Net cash used in investing activities	(356.8)	(3.6)

Financing Activities:
Proceeds from revolving credit facilities	464.7	40.0
Repayments on revolving credit facilities	(143.1)	(60.0)
Payment of dividends on common stock	(34.7)	(34.2)
Purchase of common stock	—	(12.5)
Proceeds from issuance of common stock	1.7	—
Financing costs and other	(0.7)	(0.1)

Net cash provided by (used in) financing activities	287.9	(66.8)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.4)

Net cash flows	47.0	14.1

Cash and cash equivalents:
At beginning of period	35.2	14.7

At end of period	$82.2	$28.8

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(amounts in millions, except share and per share data)
1.	Background and Basis of Presentation
Hillenbrand, Inc. (“we,” “us,” the “Company,” or “Hillenbrand”) is the parent holding company of its wholly-owned subsidiaries, Batesville Services, Inc. (“Batesville”) and K-Tron International, Inc. (“K-Tron”).
Through Batesville, we are the leader in the North American death care products industry where we manufacture, distribute, and sell funeral service products to licensed funeral directors who operate licensed funeral homes. Our Batesville branded products consist primarily of burial caskets but also include cremation caskets, containers and urns, selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including web based applications and the creation and hosting of websites for licensed funeral homes.
Through the recent acquisition of K-Tron, we design, produce, market, and service material handling equipment and systems for a wide variety of industrial markets, particularly in the plastics, food, chemical, pharmaceutical, power generation, coal mining, pulp and paper, wood and forest products, and biomass energy generation industries. K-Tron also serves the bulk solids material handling market, which focuses primarily on feeding and pneumatic conveying equipment, size reduction equipment, conveying systems, and screening equipment.
The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand, Inc. and its wholly owned subsidiaries (including K-Tron following its acquisition on April 1, 2010 as discussed in greater detail in Note 4). The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the fiscal year ended September 30, 2009. In the opinion of management, these financial statements reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of our operations and our cash flows as of the dates and for the periods presented.
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities as of the dates presented. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, the collectability of our note receivable from Forethought Financial Group, Inc. (“Forethought”); the establishment of reserves related to our customer rebates, allowance for doubtful accounts, warranties, early pay discounts, inventories, income taxes, accrued litigation, and self insurance reserves; the estimation of progress towards performance criteria under our incentive compensation programs; and the estimation of fair value associated with our auction rate securities (“ARS”) and investments in various equity securities.
Correction of errors
During the three months ended December 31, 2009, we discovered that we over-remitted sales tax in certain jurisdictions and recorded a $4.1 sales tax receivable related to these overpayments, the effect of which lowered our operating expenses compared to the same period prior year. The sales tax receivable related to overpayments that accumulated over a period of approximately four years and had no impact on the prior billings to our customers. In addition to this item, we recorded income tax benefits of $0.6 during the three months ended December 31, 2009, that related to prior period adjustments identified in reconciling our income tax returns to our provision for income taxes. No prior or current annual periods were materially affected by these errors.

2.	Summary of Significant Accounting Policies
The accounting policies used in preparing these financial statements, unless otherwise noted, are consistent with the accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The following represent additions and changes to our significant accounting policies as described in our previously filed Form 10-K. In addition, we have updated information provided regarding certain policies that have materially changed due to the acquisition of K-Tron on April 1, 2010.
Inventories
The carrying value of K-Tron’s inventories is determined by the first-in, first-out method (FIFO).
Intangible Assets
Intangible assets are stated at cost and consist predominantly of goodwill, trade names and customer relationships. With the exception of goodwill and trade names (which have indefinite lives), our intangible assets are amortized on a straight-line basis over periods generally ranging from 5 to 22 years (see Note 4 for K-Tron specific intangible assets). We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For intangible assets that amortize, an impairment loss would be recognized when the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.
We assess the carrying value of goodwill and non-amortizing trade names annually, during the third quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. For the purposes of that assessment, we have determined that we currently have four reporting units. Based upon our assessment during the quarter ended June 30, 2010, no impairments existed.
A summary of intangible assets and the related accumulated amortization is as follows:

	June 30, 2010		September 30, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Goodwill	$182.0	$ N/A	$5.7	$ N/A
Trade names, indefinite lives	50.6	N/A	—	N/A
Trade names, amortizing	5.9	(4.2)	5.9	(3.8)
Customer relationships	153.2	(2.9)	1.9	(0.8)
Technology, including patents	16.5	(0.9)	0.1	—
Software and other	32.0	(24.2)	27.7	(20.4)

Total	$440.2	$(32.2)	$41.3	$(25.0)

The intangible asset amortization expense for the three months ended June 30, 2010 and 2009 was $5.4 and $0.9, respectively. The intangible amortization expense for nine months ended June 30, 2010 and 2009 was $7.2 and $2.7, respectively.
Based upon intangible assets in service at June 30, 2010, amortization expense is expected to approximate $3.8 for the balance of fiscal 2010, and the following for each of the next five fiscal years and thereafter: $15.0 in 2011, $13.6 in 2012, $12.4 in 2013, $11.4 in 2014, $9.5 in 2015, and $109.7 thereafter.

Warranty Reserves
We provide for the estimated warranty cost of a product at the time revenue is recognized. Warranty expense is normally accrued as a percentage of sales based upon historical information, but may include specific provisions for known conditions when identified. Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections. Our warranty provision takes into account our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The K-Tron business generally offers a one-year warranty on a majority of its products, and engages in extensive product quality programs and processes, including the active monitoring and evaluation of the quality of its component suppliers, in an effort to minimize warranty obligations. Warranty costs were not material to our consolidated financial results during the three and nine month periods ended June 30, 2010 and 2009.
Revenue Recognition
With the addition of K-Tron, we now periodically incur certain revenue transactions, where on occasion, revenue is recognized prior to shipment in accordance with accounting standards commonly referred to as “bill and hold” transactions. Revenue for bill and hold transactions is recorded prior to shipment only when all of the following conditions are met:
•	Risk of ownership has passed to the buyer;

•	The buyer has made a fixed commitment to purchase the goods in writing;

•	The buyer requested the transaction to be on a bill and hold basis;

•	There is a fixed and reasonable delivery date;

•	No specific performance obligations by the seller remain;

•	The goods are segregated from other inventory and not available to others; and

•	The product is complete and ready for shipment.
In addition, we also consider the following factors in determining whether to recognize revenue:
•	The date by which we expect payment and whether we have modified our normal billing and credit terms to the buyer;

•	The business line’s history with bill and hold transactions;

•	Whether the buyer must bear risk of loss;

•	Whether our custodial function is insurable and insured; and

•	The business reasons for the bill and hold arrangement have not introduced a contingency to the buyer’s fixed commitment to purchase the goods.
Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current rates of exchange at the end of the reporting period, with translation gains and losses being recorded as a separate component of shareholders’ equity. Revenue and expense are translated at average rates prevailing during the reporting period.
Business Acquisitions and related Business Acquisition Costs
Assets and liabilities associated with business acquisitions are recorded at fair value, using the acquisition method of accounting. During the acquisition measurement period, we will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if then known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period will generally not exceed one year from the acquisition date.
Business acquisition costs are recognized separately from business acquisitions, are expensed as incurred, and are reported as a component of operating expense. We generally define these costs to include: finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with the evaluation and effort to acquire specific businesses. They also include initial, non-recurring costs associated with acquisition tax planning, retention bonuses, and related integration costs. These costs exclude the on-going costs of our business development department and other target evaluation costs.

Segment Information
With the addition of K-Tron, we now conduct our operations through two reportable business segments: Batesville and K-Tron. These reporting segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions and evaluate results. For external reporting purposes, we aggregate operating segments into reportable segments when they share or have similar economic characteristics and include similar products and services, production processes, classes of customers, and methods of distribution.
Generally in our management reporting, we record the direct costs of business operations to the applicable reporting segment, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs. Our corporate cost center provides management and administrative services to each of our reporting segments. These services primarily include treasury management, human resources, legal, business development, and other public company support functions such as internal audit, investor relations, reporting, and tax compliance. With limited exception for certain professional services and technology costs, we generally do not allocate these types of expenses among our reporting segments.
Recently Adopted Accounting Standards
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update titled Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which among other things amended the accounting standards to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the accounting standards and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update.
In October 2009, the FASB issued a new standard related to the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This standard also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in this standard retrospectively for all prior periods. Our adoption of this standard had no material impact to our consolidated financial statements.
Recently Issued Accounting Standards
In January 2010, the FASB issued an accounting standard titled Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 15. These new disclosure requirements were first effective for the Company in its financial statements for the period ending December 31, 2009, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.

3.	Supplemental Balance Sheet Information
The following information pertains to significant assets and liabilities:

	June 30,	September 30,
	2010	2009

Allowance for possible losses and discounts on trade accounts receivable	$20.9	$17.3

Inventories:
Raw materials and components	$21.6	$9.6
Work in process	9.4	0.5
Finished products	38.9	32.4

Total inventories	$69.9	$42.5

Property:
Land and land improvements	$13.4	$7.4
Buildings and building equipment	87.9	73.8
Machinery and equipment	251.4	236.4

Total property	352.7	317.6
Less: accumulated depreciation	(241.5)	(232.3)

Property, net	$111.2	$85.3

Other current liabilities:
Income taxes payable	$38.2	$0.4
Other	26.1	17.0

Total other current liabilities	$64.3	$17.4

4.	Business Acquisitions
K-Tron Acquisition
On April 1, 2010, we completed the acquisition of K-Tron. An aggregate purchase price of $435.2 was paid to K-Tron shareholders for all of the outstanding stock of K-Tron. This resulted in a net cash purchase price of $369.0 when adjusted for $66.2 of K-Tron cash acquired (and an enterprise value purchase price of $376.0 when further adjusted for $7.0 of K-Tron debt assumed). To finance the purchase of K-Tron, we utilized $375.0 of borrowings under our $400 revolving credit facility and cash on hand at the date of close.
We believe the acquisition of K-Tron provides several compelling benefits to us, including: attractive product, industry and customer diversification; a sizable new global platform through two business lines within the bulk solids material handling market; preservation of our high quality of earnings and cash flows; improvement of our growth potential; meaningful opportunities to improve K-Tron’s financial performance through the application of lean business practices; and a strong cultural fit for us with a proven management team.
We have not yet fully completed the purchase price allocation, and it is subject to change as we are still finalizing the allocations, primarily related to deferred income taxes. We expect to complete this analysis by September 30, 2010, in connection with our initial K-Tron tax planning studies. As of April 1, 2010, we had recognized goodwill related to this transaction for the excess of cash paid over the fair value of the assets acquired, although the total could change for any subsequent adjustments we make to the purchase price allocation. Approximately $18.4 of this goodwill will be deductible for income tax purposes.

The following table summarizes the preliminary allocation of the purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

April 1, 2010
Cash and cash equivalents	$66.2
Current assets, excluding cash and cash equivalents	67.2
Property	30.0
Identifiable intangible assets	218.7
Goodwill	177.7
Other non-current assets	4.7

Total assets acquired	564.5

Current liabilities	48.2
Debt	7.0
Deferred income taxes	73.7
Other long-term liabilities	0.4

Total liabilities assumed	129.3

Aggregate purchase price	$435.2

Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives. At April 1, 2010, the amounts assigned and useful lives were as follows:

		Weighted
		average period
		over which
		asset is
		amortized
	Fair Values	(years)
Trade names	$50.6	Indefinite
Customer relationships	150.3	20.6
Technology, including patents	16.1	5.0
Backlog	1.7	< 1.0

Total identifiable intangible assets	$218.7

The fair value of the intangible assets acquired with K-Tron were determined, in accordance with the accounting standards for business combinations, based on the estimated fair values using valuation techniques consistent with the market approach or income approach to measure fair value. The remaining useful lives were estimated based on the future economic benefit expected to be received from the assets.
Trade receivables acquired in connection with the acquisition were $18.1, net of reserves of $1.3. Identified contingent liabilities assumed in connection with the acquisition were not material to our consolidated financial statements.
During the three and nine months ended June 30, 2010, we incurred $6.2 and $10.0 of business acquisition costs associated with our acquisition of K-Tron. These have been recorded as a component of operating expenses. See Note 16 for K-Tron’s financial contribution to our consolidated financial results since the date of acquisition.

The unaudited financial information in the table below summarizes the combined results of operations for the Company, including K-Tron, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of the periods presented and should not be taken as being representative of our future consolidated results of operations. The pro forma financial information for the three and nine month periods ended June 30, 2010 and 2009, includes pro forma adjustments to include additional interest expense (assuming we would have been able to borrow $375.0 at October 1, 2008, consisting of $226.6 under our $400 revolving credit facility and $148.4 from our public debt offering discussed in Note 17), additional depreciation and amortization expense (associated with fair value adjustments to property and intangible assets), and excludes business acquisition costs and the non-recurring effects of fair value adjustments to inventory and backlog, all net of estimated income tax effects.

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Pro forma net revenues	$205.8	$208.7	$618.9	$661.5
Pro forma net income	25.5	27.0	88.5	85.0
Pro forma diluted earnings per share	0.41	0.44	1.43	1.38
Other Acquisitions
During the nine months ended June 30, 2010, Batesville completed two acquisitions with an aggregate purchase price of $3.0, of which $2.5 has been paid. The acquisitions consisted of primarily intangible assets. If these acquisitions had occurred at the beginning of fiscal 2009, the impact to our consolidated financial statements would not have been material.
5.	Auction Rate Securities (“ARS”) and Related Put Right
The following table presents the activity related to our ARS and the Put right:

	ARS		Put		(Gain)
	A	B	RightC	AOCLD	LossE
Balance at September 30, 2009	$18.8	$28.4	$1.7	$1.5
Change in fair value	(0.2)	1.7	(1.7)	(0.1)	$0.3
Purchases	—	—	—	—	—
Sales and redemptions	(5.3)	(16.4)	—	—	—

Balance at June 30, 2010	$13.3	$13.7	$—	$1.4	$0.3

A —	Auction rate securities; available-for-sale, at fair value

B —	Auction rate securities; trading, at fair value (collateralized by the financing agreement discussed in Note 6 below)

C —	Put right; at fair value

D —	AOCL; amount included within accumulated other comprehensive loss (pre-tax)

E —	(Gain) loss; amount included within “Investment income (loss) and other” (pre-tax)
On June 30, 2010, the Put Right was exercised and the related ARS were redeemed at par value for $13.7. The cash settlement occurred on July 1, 2010.
6.	Financing Agreements
The following table presents borrowings under our financing agreements:

	June 30,	September 30,
	2010	2009
UBS Credit Line	$13.6	$—
$400 revolving credit facility	375.0	60.0

Total debt	388.6	60.0
Less current portion	(13.6)	(60.0)

Long-term debt, less current portion	$375.0	$—

UBS Credit Line
In connection with our previous acceptance of an offer from UBS AG and its affiliates (“UBS”) of certain rights to require UBS to repurchase at par value all of the ARS that UBS had previously sold to us (the “Put-right”), in March 2010, we entered into a credit line agreement (the “UBS Credit Line”) with UBS Bank USA (“UBS Bank”) that provided us with an aggregate credit line amount of $29.8 in the form of an uncommitted, demand revolving credit facility.
Under the terms of the UBS Credit Line, advances were made on a “no net cost” basis, meaning that the interest paid by us on such advances would not exceed the interest or dividends paid to us by the issuer of the related ARS, the UBS Credit Line was secured only by such ARS, and the proceeds from sales of the ARS were applied to repayments of the UBS Credit Line. During fiscal 2010 the average weighted interest rate on the UBS Credit line was 0.7%.
In July 2010, the proceeds from the exercise of the Put Right discussed in Note 5 above were utilized to extinguish the UBS Credit Line.
$400 Revolving Credit Facility
Our preexisting $400 revolving credit facility (more fully described in our annual report on Form 10-K for the fiscal year ended September 30, 2009) was not affected by the UBS Credit Line. We have classified all of our borrowings on our revolving credit facility as long-term based upon our forecast of principal payments we expect to make over the next 12 months. The classification of a portion of the revolving credit facility to current may occur in the future dependent on future changes to our cash flow forecasts.
As of June 30, 2010, we (i) had $6.7 in outstanding undrawn letters of credit under our $400 revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $18.3 of remaining borrowing capacity available under the facility. During the three month and nine month periods ended June 30, 2010, the applicable weighted average interest rate on our borrowings was 0.7% for both periods. The availability of borrowings under the facility is subject to our ability at the time of borrowing to meet certain specified conditions. As discussed in Note 17, in July 2010, we paid down $100.0 on our $400 revolving credit facility with the proceeds from our public debt offering.
Other
In addition to the amounts above, we had $9.5 in outstanding letters of credit and bank guarantees to other financial institutions as of June 30, 2010. A portion of these arrangements is secured by our operating facility in Switzerland and $0.3 of restricted cash at June 30, 2010.
7.	Retirement and Postemployment Benefits
Defined Benefit Plans
With the acquisition of K-Tron, we assumed the obligation for K-Tron’s one defined benefit plan covering fewer than 120 employees of its Swiss and German subsidiaries. The valuation of the plan assets and obligations at April 1, 2010 resulted in recognition of a prepaid pension asset of $3.3 consisting of $24.7 of plan assets reduced by a projected benefit obligation of $21.4. The key assumptions utilized to complete our valuation of the plan consisted of a discount rate of 3.0%, expected return on plan assets of 4.0%, and a rate of compensation increase of 1.5%. The investment strategy of the plan is to achieve a consistent long-term return that will provide sufficient funding for future pension obligations while limiting risk.

Components of our collective net pension costs were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service costs	$1.4	$0.9	$4.0	$2.5
Interest costs	3.3	3.2	9.5	9.5
Expected return on plan assets	(3.6)	(3.3)	(10.3)	(9.9)
Amortization of unrecognized prior service costs, net	0.2	0.2	0.6	0.6
Amortization of net loss	0.7	—	2.2	—

Net pension costs	$2.0	$1.0	$6.0	$2.7

The net postretirement healthcare costs recorded during the three months ended June 30, 2010 and 2009, were $0.3 and $0.2, respectively. The net postretirement healthcare costs recorded during the nine months ended June 30, 2010 and 2009, were $0.9 and $0.8, respectively.
Defined Contribution Plans
With the acquisition of K-Tron we assumed the obligations related to several defined contribution plans covering various groups of their U.S. based employees. These plans generally require us to make matching contributions to employee accounts in these plans equal to 100% of each employee participant’s contributions up to a maximum of 3% to 6% of such employee’s compensation, depending on the plan and subject to any applicable legal maximums. Together with our existing plans, we recorded expenses related to our defined contribution plans in the amounts of $1.6 and $1.3 for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, we recorded expenses related to our collective defined contribution plans in the amounts of $4.2 and $3.7, respectively.
8.	Income Taxes
The effective tax rates for the three month periods ended June 30, 2010 and 2009 were 41.0% and 36.8%, respectively. The 4.2% increase in the quarterly effective tax rate was primarily attributable to non-deductible business acquisition costs related to our acquisition of K-Tron. The effective tax rates for the nine month periods ended June 30, 2010 and 2009 were 36.4% and 36.1%, respectively. The 0.3% increase in the effective tax rate for the nine month period was primarily attributable to the non-deductible business acquisition costs (0.8%) offset by net favorable adjustments recorded as a result of periodic reconciliation of our income tax accounts to filed income tax returns (0.5%).
The activity within our reserve for unrecognized tax benefits was as follows:

Balance at September 30, 2009	$8.3
Additions for tax positions related to the current year	0.9
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(0.2)
Settlements	(0.3)

Balance at June 30, 2010	$8.7

Other amount accrued at June 30, 2010 for interest and penalties	$1.7

9.	Income per Common Share
At June 30, 2010 and 2009, potential dilutive effects of our time-based restricted stock units and stock option awards representing approximately 1.3 million and 2.1 million common shares, respectively, were excluded from the computation of income per common share as their effects were anti-dilutive. The dilutive effects of our performance based stock awards more fully described in Note 11 are included in the computation of diluted net income per share when the related performance criteria are met. At June 30, 2010 and 2009, potential dilutive effects of these securities representing approximately 1.1 million and 0.6 million common shares, respectively, were excluded from the computation of income per common share as the related performance criteria had not been met, although we currently expect to meet various levels of criteria in the future. There is no significant difference in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards for the three and nine month periods ended June 30, 2010 and 2009.
10.	Shareholders’ Equity
During the nine months ended June 30, 2010, we paid cash dividends of $34.7 and issued 0.3 million shares of our common stock pursuant to our stock incentive plans.
11.	Stock-Based Compensation
We have stock-based compensation plans (including the Stock Incentive Plan, the Board of Directors Deferred Compensation Plan, and the Executive Deferred Compensation Program) under which 8,785,436 common shares are registered and available for issuance. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of June 30, 2010, options with respect to 2,462,456 shares were outstanding under these plans. In addition, a total of 1,429,059 RSUs and PBUs (both defined below) were outstanding, and a total of 467,268 common shares had been either previously issued or utilized under these plans as of June 30, 2010.
Compensation costs and the related income tax benefit charged against income were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Stock-based compensation costs	$2.4	$1.2	$7.2	$5.4
Income tax benefit	0.9	0.4	2.7	2.0

Stock-based compensation costs, net-of-tax	$1.5	$0.8	$4.5	$3.4

Stock Options
The following table provides a summary of outstanding stock option awards:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding at September 30, 2009	2,182,705	$21.76
Granted	473,617	18.99
Exercised	(107,537)	16.69
Forfeited	(58,529)	18.60
Expired	(27,800)	24.91

Outstanding at June 30, 2010	2,462,456	$21.49

Exercisable at June 30, 2010	1,543,613	$23.36

As of June 30, 2010, approximately $2.7 of unrecognized stock-based compensation was associated with our unvested stock options expected to be recognized over a weighted average period of 1.8 years. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of June 30, 2010, the average remaining life of the outstanding stock options was 6.3 years with an aggregate intrinsic value of $4.4. As of June 30, 2010, the average remaining life of the exercisable stock options was 4.8 years with an aggregate intrinsic value of approximately $1.1.
Restricted Stock Units (RSUs) and Performance Based Restricted Stock Units (PBUs)
The value of RSUs and PBUs in our common stock is the fair value at the date of grant. A summary of the unvested RSU and PBU activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted
		Average
	Number of	Grant Date
RSUs	Share Units	Fair Value

Non-vested RSUs at September 30, 2009	84,558	$24.10
Granted	117,779	21.41
Vested	(66,253)	21.61
Forfeited	(9,848)	24.73

Non-vested RSUs at June 30, 2010	126,236	$22.85

		Weighted
		Average
	Number of	Grant Date
PBUs	Share Units	Fair Value

Non-vested PBUs at September 30, 2009	569,964	$14.89
Granted	514,254	18.86
Vested	—	—
Forfeited	(63,619)	16.29

Non-vested PBUs at June 30, 2010	1,020,599	$16.80

As of June 30, 2010, approximately $2.4 and $7.3 of unrecognized stock-based compensation was associated with our unvested RSUs and PBUs (based upon projected performance to vesting), respectively. These costs are expected to be recognized over a weighted average period of 2.7 years and 1.8 years, respectively. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of June 30, 2010, the outstanding RSUs and PBUs had an aggregate intrinsic value of $2.7 and $22.0, respectively.
Dividends payable in stock accrue on both RSUs and PBUs and are subject to the same specified terms as the original grants. As of June 30, 2010, a total of 50,514 stock units had accumulated on unvested RSUs and PBUs due to dividend reinvestments and are excluded from the tables above.
Vested Deferred Stock
Past stock-based compensation programs, like the current RSU and PBU programs, allowed deferrals after vesting to be set-up as deferred stock. As of June 30, 2010, 231,710 of our shares had been deferred, fully vested and payable in our common stock under our stock-based compensation programs and are excluded from the tables above.

12.	Comprehensive Income and Accumulated Other Comprehensive Loss
The components of comprehensive income, each net of tax (corresponding to income tax rates from between 35.4% to 38.8%, excluding foreign currency translation adjustment), were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$13.3	$25.4	$72.2	$79.7
Foreign currency translation adjustment	(4.4)	1.4	(3.6)	(1.4)
Changes in net unrealized losses on derivative instruments	0.5	(1.0)	0.8	(0.6)
Changes in net unrealized losses on available-for-sale securities	—	0.2	(0.2)	0.8
Changes in items not recognized as a component of net pension and postretirement healthcare cost	0.6	0.1	1.8	0.3

Comprehensive income	$10.0	$26.1	$71.0	$78.8

The components of accumulated other comprehensive loss, each net of tax (corresponding to income tax rates from between 35.4% to 37.3%, excluding cumulative foreign currency translation adjustment), were as follows:

	June 30,	September 30,
	2010	2009
Cumulative foreign currency translation adjustment	$(6.7)	$(3.1)
Net unrealized losses on derivative instruments	—	(0.8)
Net unrealized losses on available-for-sale securities	(0.7)	(0.5)
Items not recognized as a component of net pension and postretirement healthcare costs	(49.2)	(51.0)

Accumulated other comprehensive loss	$(56.6)	$(55.4)

13.	Investment Income (Loss) and Other
The components of investment income (loss) and other were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income on note receivable from Forethought	$2.9	$3.0	$9.1	$9.1
Interest income on ARS	—	0.1	0.2	0.8
Equity in net income (loss) of affiliates	1.1	(1.2)	2.7	(5.7)
Realized gain on sale of investments	—	—	0.5	—
Realized loss on sale of ARS	—	—	(0.3)	—
Foreign currency exchange (loss) gain	(0.4)	0.1	(0.4)	—
Other, net	0.2	(0.1)	0.1	—

Investment income (loss) and other	$3.8	$1.9	$11.9	$4.2

14.	Commitments and Contingencies
Lease Commitments
In connection with the acquisition of K-Tron, we assumed K-Tron’s lease commitments. K-Tron’s minimum annual rental commitments (excluding renewable periods) were as follows at June 30, 2010:

Operating
Fiscal Year	Leases
2010 – Remaining (one quarter)	$0.4
2011	$1.3
2012	$1.0
2013	$0.7
2014	$0.5
2015 and beyond	$0.2
Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and our former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (“Hill-Rom”), and three national funeral home businesses (the “FCA Action”). A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). Class certification hearings in the FCA Action and the Pioneer Valley Action were held before a Magistrate Judge in early December 2006. On November 24, 2008, the Magistrate Judge recommended that the plaintiffs’ motions for class certification in both cases be denied. On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by all of the judges sitting on the Fifth Circuit Court of Appeals.)
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
Despite the July 29, 2009 ruling denying class certification, the FCA plaintiffs have indicated that they intend to pursue their individual injunctive and damages claims. Their individual damages claims are limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of eight casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs. In early 2010, the District Court issued orders stating that no dispositive motions would be entertained. In June 2010, co-defendant Stewart Enterprises, Inc. announced a settlement with the plaintiffs. On July 16, 2010, the District Court granted the defendants’ motion for leave to file a motion to dismiss for lack of subject matter jurisdiction. On August 2, 2010, the District Court heard argument on the defendants’ motion to dismiss for lack of subject matter jurisdiction and took the matter under advisement. No trial date has been set.

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
As of June 30, 2010, we had incurred approximately $24.4 in cumulative legal and related costs associated with the FCA matter, since its inception.
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
Our fair value measurements are classified into one of three categories as defined in Note 14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The following table summarizes our financial assets and liabilities:

			Fair Value Measurements at June 30, 2010 using:
				Significant
			Quoted Prices	Other
	Carrying		in Active	Observable	Unobservable
	Value at	Fair Value at	Markets	Inputs	Inputs
Description	June 30, 2010	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	$82.2	$82.2	$82.2	$—	$—
ARS	27.0	27.0	—	—	27.0
Forethought note receivable	151.9	134.2	—	—	134.2
Equity investments	3.5	3.5	0.5	—	3.0
Derivative instruments	0.2	0.2	—	0.2	—
Liabilities:
Revolving credit facilities	388.6	369.1	—	369.1	—
The following table reconciles the change in the Company’s Level 3 financial assets:

	Fair Value Measurements Using Significant
	Unobservable Inputs
			Forethought	Equity
	ARS	Put right	Note	Investments

Balance at September 30, 2009	$47.2	$1.7	$109.0	$3.0
Total gains or (losses) (realized and unrealized):
Included in earnings	1.4	(1.7)	—	—
Included in other comprehensive income	0.1	—	—	—
Change in fair value, disclosure only	—	—	25.2	—
Purchases, issuances and settlements	(21.7)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balance at June 30, 2010	$27.0	$—	$134.2	$3.0

The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, with the following additional information. During the past nine months ended June 30, 2010, Forethought successfully raised net proceeds of approximately $101.0 through the issuance of common stock and retained the A- claims-paying rating of its subsidiary insurance operations from A.M. Best. Both of these factors increased the likelihood that Forethought will be able to continue to meet its obligation to us under the terms of the note and that we will be paid the annual $10.0 installments commencing on July 1, 2010. Additionally, the natural accrual of interest under the note increases its fair value over time. These were the primary factors which increased the estimated fair value of the note (and also increase our overall probability of collection) during the nine months ended June 30, 2010. On July 1, 2010, Forethought remitted its first annual interest installment of $10.0.
Assets excluded from the table above are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

16.	Segment and Geographical Information
In connection with the acquisition of K-Tron, we organized our operations into two reporting segments, Batesville and K-Tron. The following tables provide summary financial information regarding these segments and our corporate operations:

	Three Month Period		Nine Month Period
	Ended June 30		Ended June 30
	2010	2009	2010	2009
Net revenues:
Batesville	$154.9	$158.7	$486.3	$496.0
K-Tron	50.9	—	50.9	—

Total consolidated net revenues	$205.8	$158.7	$537.2	$496.0

Gross profit:
Batesville	$64.9	$66.0	$213.9	$210.1
K-Tron[1]	10.7	—	10.7	—

Total consolidated gross profit	$75.6	$66.0	$224.6	$210.1

Operating profit (loss):
Batesville	$38.3	$43.7	$139.7	$139.8
K-Tron[1]	(6.4)	—	(6.4)	—
Corporate[2]	(12.1)	(5.0)	(30.2)	(17.5)

Total consolidated operating profit	$19.8	$38.7	$103.1	$122.3

Net revenues[3]:
United States	$176.7	$148.4	$484.5	$464.6
Canada	10.9	8.6	30.9	26.2
Switzerland	15.4	—	15.4	—
All other foreign business units	2.8	1.7	6.4	5.2

Total consolidated net revenues	$205.8	$158.7	$537.2	$496.0

1
Gross profit and operating profit have been reduced by $11.6 and $13.3, respectively, for the non-recurring effects of acquisition accounting on K-Tron’s inventories and backlog during the three and nine month periods ended June 30, 2010.

2
Operating profit has been reduced by $6.1 and $9.9 respectively, for the non-recurring effects of business acquisition costs associated with the acquisition of K-Tron during the three and nine month periods ended June 30, 2010.

3	We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	June 30,	September 30,
	2010	2009
Total assets assigned:
Batesville	$244.4	$250.8
K-Tron	536.3	—
Corporate	253.7	310.3

Total consolidated assets	$1,034.4	$561.1

Total goodwill assigned:
Batesville	$5.7	$5.7
K-Tron	176.3	—

Total consolidated goodwill	$182.0	$5.7

Property, net, by physical location:
United States	$97.0	$81.5
Switzerland	10.1	—
All other foreign business units	4.1	3.8

Total property, net	$111.2	$85.3

17.	Subsequent Event
$150 Unsecured Notes
On July 9, 2010, we issued and sold $150.0 in principal amount 5.5% fixed rate unsecured and unsubordinated notes (the “Notes”). The Notes are due July 2020 and were issued in a public offering pursuant to our Registration Statement on Form S-3 filed with the SEC on July 6, 2010. We used $100.0 million of proceeds from our public debt offering to pay down a portion of the amount outstanding under the $400 revolving credit facility.
The Notes bear interest at a fixed rate of 5.5% per year, payable semi-annually in cash in arrears, commencing on January 15, 2011. The Notes were issued at an original issue discount (“OID”) of $1.6, resulting in an initial carrying value of $148.4 at the date of issuance. The OID is being amortized into interest expense over the term of the notes using the effective interest rate method. The effective interest rate method results in an annual interest rate of 5.65%. Additionally, deferred financing costs associated with the Notes (currently estimated to be $1.8) will be amortized to interest expense on a straight-line basis over the term of the Notes.
The Notes are unsecured and unsubordinated obligations of Hillenbrand, Inc. and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated obligations. The Notes are effectively junior subordinated to our existing and future secured debt to the extent of the value of the assets securing such debt. Additionally, as our subsidiaries are separate and distinct legal entities from us, our subsidiaries have no obligation to pay amounts due on the Notes or provide us with funds to meet our payment obligations on the Notes. As a result, the Notes are structurally subordinated to all existing and future debt and other obligations, including trade payables, of our subsidiaries.
The indenture governing the Notes does not limit our ability, or the ability of our subsidiaries, to incur additional indebtedness. However, it does contain certain covenants that restrict our ability, and our ability to permit our subsidiaries, to create or incur secured debt and to engage in certain sale and leaseback transactions. The indenture also defines events of defaults, such as failure to make payments of principal and interest on debt securities issued under the indenture, and provides holders of debt securities with remedies if we fail to perform specific obligations.
Additionally, in the event of a “Change of Control Triggering Event” (as defined in the Global Note governing the Notes), each holder of the Notes has the right to require us to purchase all or a portion of such holder’s Notes at a purchase price equal to 101% of the principal amount of such Notes plus accrued and unpaid interest, if any, to the date of purchase. At our option, at any time and from time to time, we may also redeem the Notes, in whole or in part, on not less than 30 nor more than 60 days prior notice mailed to the holders of the Notes. The Notes will be redeemable at a redemption price, plus accrued and unpaid interest to the date of redemption, equal to the greater of (1) 100% of the principal amount of the Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed that would be due after the related redemption date, but for such redemption, discounted to the redemption date on a semi-annual basis at the Treasury Rate (as defined in the Global Note governing the Notes) plus 40 basis points.

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

Background, Industry Trends, and Strategy and Results
There have been no significant changes to this information during the three and nine month periods ended June 30, 2010, as outlined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, except for the acquisition of K-Tron International, Inc. (“K-Tron”):
K-Tron acquisition
On April 1, 2010, we completed the acquisition of K-Tron. The aggregate purchase price of $435.2 million was paid to K-Tron shareholders for all the outstanding shares of K-Tron stock, resulting in a net cash purchase price of $369.0 million (when adjusted for $66.2 million of K-Tron cash acquired) and an enterprise value purchase price of $376.0 million (when further adjusted for $7.0 million of K-Tron debt assumed). For a more detailed discussion of the acquisition, see Note 4 to our consolidated financial statements included in Part I, Item I of this Form 10-Q.
This transaction was financed with $375.0 million of borrowings under our $400 million revolving credit facility and cash on hand at the date of close. Subsequently, in July 2010, we used $100.0 million of proceeds from our public debt offering to pay down a portion of the amount outstanding under the $400 million revolving credit facility. See “12 Month Outlook” included within Liquidity and Capital Resources for further discussion regarding the financing of the K-Tron acquisition and “Results of Operations” below for a discussion of the impact that K-Tron has had on our operations.
As a result of the K-Tron acquisition, we are now engaged in the manufacturing and marketing of bulk solids material handling equipment and systems within two main business lines: the Process Group and the Size Reduction Group.
Process Group (“PG”). PG designs, produces, markets, sells, and services feeders and pneumatic conveying equipment under two main brands: K-Tron Feeders® and K-Tron Premier®. These can be sold as stand-alone products or as part of engineered systems where one or more feeders are combined with pneumatic conveying and other complementary materials handling equipment. We also design, produce, market, and sell a separate line of volumetric and gravimetric feeders, pelletizers, screen changers, pneumatic conveying equipment, and other equipment under the K-Tron Colormax® brand name, specifically targeted at domestic Chinese compounding and injection molding manufacturers.
Feeding equipment controls the flow of materials into a manufacturing process by weight (known as gravimetric feeding) or by volume (known as volumetric feeding) and is used in many different industries, including plastics compounding, base resin production, and food, chemical, and pharmaceutical production.
PG’s pneumatic conveying equipment and related systems are used in many of the same industries as the feeders to transport bulk solids from point to point using either negative pressure (known as vacuum conveying) or positive pressure (known as pressure conveying).
Size Reduction Group (“SRG”). SRG designs, manufactures, markets, and sells size reduction equipment that is used to resize various materials to a smaller size. There are three primary brands that serve a variety of industries. The Pennsylvania Crusher and Gundlach brands are used in the power generation industry to crush coal before it is used as fuel in the steam furnaces of coal-fired power plants. These products also serve mining, quarrying, glass making, salt processing, fertilizer manufacturing facilities, and other industrial applications. The Jeffrey Rader brand includes equipment used in the pulp and paper, wood and forest, and biomass industries.
Several key products include hammermills, which crush materials by impact from hammers and then scrub the materials against a screen for desired size; double roll crushers, which break material by compression; and a variety of wood and bark hogs, chip sizers, screening equipment, pneumatic and mechanical conveying systems, and storage/reclaim systems. The SRG also offers specialty crushers and other equipment such as the Accu-Grind®, a small crusher designed for sampling applications; the Nanosiz-R®, which provides fine grinding for the mineral industry; and the Ro-Pro® Separator, used in coal washing applications to separate fine particles from coarse particles.

A majority of SRG’s revenue is derived from the sale of replacement parts. SRG has a large installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to provide customers with fast and efficient support.
Both PG and SRG offer bulk solids pumps that use positive displacement action to feed free-flowing materials accurately, offering uniform discharge, consistent volume, and gentle handling.
We aggregate the financial results of PG and SRG into a single reportable segment due to the similarities of these business lines.
Results of Operations
With the acquisition of K-Tron, we now have two reporting segments, Batesville and K-Tron. See Note 16 to our consolidated financial statements included in Part I, Item I of this Form 10-Q for a reconciliation of the financial information below to our consolidated financial results. The following information compares the three and nine month periods ended June 30, 2010 to the same periods in 2009 (table amounts in millions of dollars).

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010		2009		2010		2009
Batesville Results		% of		% of		% of		% of
(amounts in millions)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$154.9	100.0	$158.7	100.0	$486.3	100.0	$496.0	100.0
Gross profit	64.9	41.9	66.0	41.6	213.9	44.0	210.1	42.4
Operating expenses	26.6	17.2	22.3	14.1	74.2	15.3	70.3	14.2
Operating income	38.3	24.7	43.7	27.5	139.7	28.7	139.8	28.2
Depreciation and amortization	4.7	3.0	4.5	2.8	13.2	2.7	13.2	2.7
Revenue — Batesville’s net revenues for the quarter were down from the same period last year, decreasing $3.8 million or 2.4%. Burial unit volume decreased 5.0%, contributing to a $6.8 million reduction in revenue over the same period in the prior year. We believe the volume decrease is driven by the continued effects of fewer deaths and increases in the cremation rate. Lower volume was partially offset by the affects of an increase in our average selling price of $1.8 million and the favorable impact of currency fluctuations of $1.2 million, primarily related to the Canadian dollar.
For the nine months ended June 30, 2010, Batesville’s revenues were down $9.7 million, or 2.0% over the same period in the prior year. Burial unit volume decreased 3.5%, contributing to a $16.4 million reduction in revenue over the same period in the prior year, driven by the same factors impacting the quarter noted above. The unfavorable impact from lower burial volume was offset by the affects of an increase in our average selling price of $2.1 million and the favorable impact of currency fluctuations of $4.6 million, primarily related to the Canadian dollar.
Gross profit — Batesville’s gross profit for the three months ended June 30, 2010 was down from the same period last year, decreasing $1.1 million or 1.7%. Offsetting the impacts noted above, our cost of goods sold decreased $2.7 million. In our manufacturing operations, costs decreased $2.4 million, driven by $1.8 million due to lower volume and $1.1 million for the favorable effects of selling inventories manufactured when commodity costs were lower. More recently, we have been paying more for commodities as compared to what we were paying during the same time last year. These effects were partially offset by $0.5 million of cost increases attributable to a number of other categories across our manufacturing operations. Within our distribution operations we generated cost efficiencies associated with lower personnel and benefit costs and lower outside carrier utilization totaling $0.6 million. These savings were offset by $0.6 million in higher fuel rates. Remaining cost categories were $0.3 million lower in aggregate.

Batesville’s gross profit for the nine months ended June 30, 2010, as compared to the same period in the prior year, increased $3.8 million or 1.8%. In addition to the revenue impacts noted above, our cost of goods sold decreased $13.5 million. In our manufacturing operations, total costs decreased by $10.6 million. The primary drivers of the cost decrease were $5.2 million due to lower volume and $8.9 million due to lower commodity costs. These lower manufacturing costs were offset by $2.4 million of cost increases related to personnel and benefits, $0.6 million of higher freight, and $0.5 million of higher costs across other categories in our manufacturing operations. Within our distribution operations, costs decreased $2.9 million, as $1.0 million in higher fuel costs were offset by $1.4 million of lower personnel and benefit costs and $1.1 million of lower outside carrier utilization costs. We also experienced a $1.4 million reduction attributable to other cost categories across our distribution operations. We are continuing to optimize our cost structure utilizing lean business principles.
Operating expenses — Batesville operating expenses increased $4.3 million or 19.3% for the three month period ended June 30, 2010 as compared to the same period in the prior year. The primary drivers of the cost increases were $2.3 million related to incentive compensation, $0.9 million due to the timing of higher antitrust litigation spending, and $1.1 million of additional spending on new business initiatives.
Batesville operating expenses increased $3.9 million or 5.5% for the nine month period ended June 30, 2010 as compared to the same period in the prior year. Operating expenses increased $6.6 million, driven by incentive compensation and variable sales compensation programs, and $1.9 million related to higher spending on new business initiatives. These cost increases were offset by lower legal and antitrust litigation spending of $0.5 million. As discussed in Note 1 to our consolidated financial statements included in Part I, Item I of this Form 10-Q, during the three months ended December 31, 2009, we discovered that we over-remitted sales tax in certain jurisdictions and recorded a $4.1 million sales tax receivable related to these overpayments, the effect of which lowered our operating expense compared to the same nine month period in the prior year.

	Three Months Ended
	June 30, 2010
K-Tron Results		% of
(amounts in millions)	Amount	Revenue
Revenue	$50.9	100.0
Gross profit	10.7	21.0
Operating expenses	17.1	33.6
Operating (loss)	(6.4)	(12.6)
Depreciation and amortization	5.6	11.0
Results for K-Tron — Since we have only recently acquired K-Tron, we do not present comparative period results for variance analysis. However, K-Tron’s results for this quarter were significantly impacted by the non-recurring effects of the “step ups” in value to inventories and backlog (e.g. the value of firm orders which are not yet complete for our customers) required by acquisition accounting. These “step ups” are being charged against income over the turnover period of the related inventories and acquired backlog, all of which took place during the third quarter. These “step ups” reduced gross profit and operating income by $11.6 million and $13.3 million, respectively, and increased amortization by $1.7 million.
The future revenue associated with K-Tron’s business lines is influenced by order backlog. This is typical for these business lines because of the lead time involved in manufacturing specialized equipment and parts for customers. Backlog can be an indicator of future revenue. However, it may not include many projects and parts orders which are booked and shipped within a quarter. The timing of order placement, size and customer delivery dates can create unusual fluctuations in backlog. The backlog is also affected by foreign exchange fluctuations since a portion of the orders are denominated in currencies other than U.S. dollars.

When we acquired K-Tron, backlog was approximately $60.8 million. Based upon new orders accepted, less orders completed and shipped during the quarter, K-Tron’s backlog was approximately $54.9 million as of June 30, 2010. Revenues this quarter exceeded the orders placed for future delivery, causing the reduction in backlog as of the end of the quarter.

Corporate Results	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in millions)	2010	2009	2010	2009
Operating expenses, excluding business acquisition costs	$6.0	$5.0	$20.3	$17.5
Business acquisition costs	6.1	—	9.9	—
Operating expenses, excluding business acquisition costs — Operating expenses increased $1.0 million and $2.8 million for the three and nine month periods ended June 30, 2010, as compared to the same periods in the prior year and were primarily related to employee compensation, pension and incentive compensation costs. We have excluded business acquisition costs because we believe it provides a clearer picture for analyzing our operating cost structure without the effects of business acquisition costs due to the significant and non-recurring nature of these costs.
Business acquisition costs — During the three and nine month periods ended June 30, 2010, we incurred $6.2 million and $10.0 million of business acquisition related costs, of which $6.1 million and $9.9 million are included in our corporate costs for the respective three and nine periods ended June 30, 2010. These non-recurring acquisition costs include primarily advisory, legal, accounting, valuation, and other professional and consulting fees that are directly attributable to our acquisition of K-Tron.

Other Income and Expense	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in millions)	2010	2009	2010	2009
Interest expense	$1.0	$0.3	$1.5	$1.8
Investment income (loss) and other	3.8	1.9	11.9	4.2
Interest expense — Interest expense increased $0.7 million for the three months ended June 30, 2010, as compared to the same period in the prior year, due to increased borrowings on our revolving credit facilities. Interest expense for the nine months ended June 30, 2010 decreased $0.3 million as compared to the same period in the prior year, primarily due to lower interest rates.
Investment income (loss) and other — Investment income (loss) and other increased $1.9 million and $7.7 million for the three and nine month periods ended June 30, 2010, as compared to the same periods in the prior year. The primary driver of the increase was higher earnings from investments in limited partnerships in the current year, as compared to losses in the prior year (which resulted primarily from write-downs on investments). This increase in investment income was partially offset by decreased interest income on our auction rate securities. See Note 13 to our consolidated financial statements included in Part I, Item I of this Form 10-Q for more detailed information.
Income Tax Rate
Our income tax rate was 41.0% and 36.4% for the three and nine months ended June 30, 2010, an increase of 4.2% and 0.3% over the same periods in the prior year. The increase in the quarterly effective tax rate was primarily attributable to non-deductible business acquisition costs related to our acquisition of K-Tron. For the nine month period ended June 30, 2010, the increase in the effective tax rate was primarily attributable to the non-deductible business acquisition costs, offset by net favorable adjustments recorded as a result of periodic reconciliation of our income tax accounts to filed income tax returns.

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
Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

	Nine Months Ended
	June 30,
(amounts in millions)	2010	2009
Cash flows provided by (used in):
Operating activities	$117.0	$84.9
Investing activities	(356.8)	(3.6)
Financing activities	287.9	(66.8)
Effect of exchange rate changes on cash	(1.1)	(0.4)

Increase in cash and cash equivalents	$47.0	$14.1

Operating activities
Historically, net cash flows from operating activities have represented our primary source of funds for the growth of our business, including capital expenditures. The degree of correlation between operating cash flow and net income is impacted by the non-cash expenditures we incur (such as non-cash stock-based compensation), non-cash earnings (such as interest income earned but not paid on our note receivable from Forethought), and the timing of income tax payments. Interim periods can also be more volatile individually as they are affected to a greater degree by the seasonality of our revenues. Our operating cash flows are now also impacted by K-Tron’s operating activities.
Net cash flow from operating activities was $32.1 million higher during the nine months ended June 30, 2010 as compared to the same period last year. The increase was primarily driven by the timing of payments for income taxes, and the addition of K-Tron’s core operating cash flow. These increases were partially offset by the payment of business acquisition costs, as well as payment of pre-acquisition transaction liabilities of K-Tron.
Investing activities
Net cash receipts from investing activities for the nine months ended June 30, 2010 decreased from the same period last year, due primarily to our payment of $368.7 million related to the acquisition of K-Tron. This was offset by the proceeds of $23.0 million from the redemption of auction rate securities and investments.

Financing activities
Net cash receipts from financing activities for the nine months ended June 30, 2010 increased $354.7 million, primarily related to $375.0 million of borrowings under our revolving credit facilities used to fund the acquisition of K-Tron, and $29.8 million borrowed on our UBS revolving credit facility (more fully described in Note 6 to our consolidated financial statements included in Part I, Item I of this Form 10-Q.) to fund on-going operations and working capital needs.
12 Month Outlook
We have no significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2009, except as follows:
Operating activities
Excluding the effects of acquisition accounting and non-recurring acquisition related costs, we expect that our acquisition of K-Tron will be accretive to our cash flows from operating activities.
We recently made a $4.0 million discretionary contribution to one of our pension plans in June 2010. Although we are not required to do so, based upon our current plan asset values at June 30, 2010 we anticipate making another discretionary contribution of $27 million to $30 million to this plan within the next 12 months, in order to achieve plan funding objectives. These amounts could change depending on the performance of assets within the plan. Any contributions we make will reduce our net cash flow from operations.
As discussed in Note 17 to our consolidated financial statements included in Part I, Item I of this Form 10-Q, in July 2010, we issued $150.0 million in principal amount 5.5% fixed rate unsecured and unsubordinated notes, due July 2020. These fixed rate notes will require semi-annual interest payments of approximately $4.1 million which will reduce our operating cash flow.
We also expect cash flows generated by operations to be reduced significantly during the remainder of fiscal 2010 due to the timing of payments for income taxes, the funding of our deferred compensation obligation, and increased interest costs resulting from higher borrowing levels associated with the acquisition of K-Tron. During July 2010, we made an income tax payment of $40.6 million and funded our $5.5 million deferred compensation obligation.
Investing activities
In addition to our traditional level of capital expenditures, we are now including the annual sustaining capital expenditures of K-Tron. Over the past three calendar years, those expenditures have been between $1.8 million to $3.7 million annually.
In July 2010, $13.7 million of our auction rate securities were liquidated through the exercise of our Put right.
Financing activities
In July 2010, we extinguished the UBS credit line with the proceeds from the liquidation of the auction rate securities discussed above.
Our borrowing capacity under the $400 million revolving credit facility was $18.3 million at June 30, 2010. In July 2010, we issued $150.0 million of fixed rate 10 year notes, of which we used a portion of the proceeds totaling $100.0 million to repay amounts outstanding under the revolving credit facility and retained $48.4 million for working capital needs. This immediately increased our borrowing capacity under the revolving credit facility.

Summary of 12 Month Outlook
We believe that cash on hand, cash generated from operations, and cash available under our $400 million revolving credit facility will be sufficient to fund operations, working capital needs and capital expenditure requirements. In addition, we believe that we would be able to access additional sources of capital at commercially reasonable terms if the need arose.
Other Liquidity Matters
We have no significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2009, except as follows:
The covenants under the distribution agreement (outlined in our Annual Report on Form 10-K) with our former parent company Hill-Rom Holdings, Inc., effectively prevent us from incurring any significant additional debt to finance an acquisition based upon our financial position as of June 30, 2010. However, we may utilize existing cash on hand and cash generated from future operations to fund future acquisitions. Our capacity to borrow for acquisitions will increase as cash on hand and our earnings (as defined under the distribution agreement) increases over time.
Off-Balance Sheet Arrangements
As of June 30, 2010, we have no significant off-balance sheet arrangements.
Contractual Obligations or Contingent Liabilities and Commitments
There have been no significant changes to our contractual obligations or contingent liabilities and commitments during the nine months ended June 30, 2010, except as follows: During fiscal 2010, we entered into “take-or-pay” purchase commitments for certain commodities. These contracts run from January 2010 through December 2010 and require us to take delivery of approximately $20.0 million in the related commodities during this time.
Additionally, with our recent acquisition of K-Tron, we have assumed certain K-Tron obligations related to operating lease agreements and outstanding purchase commitments. The following table outlines K-Tron’s contractual obligations as of June 30, 2010:

	Payments Due by Fiscal Year Ended September 30
		Next 3	1–3	4–5	After 5
Contractual Obligations	Total	Months	Years	Years	Years
Purchase obligations	$17.3	$8.0	$8.8	$0.5	$—
Lease commitments	4.1	0.4	3.0	0.7	—

Total contractual cash obligations	$21.4	$8.4	$11.8	$1.2	$—

See Note 17 related to our subsequent issuance of $150.0 million of fixed debt included in Part I, Item I of this Form 10-Q.
Critical Accounting Estimates
With the exception of the following, there have been no significant changes to this information during the three and nine month periods ended June 30, 2010, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2009.

Depreciable and amortizable lives of long-lived assets
The recording of depreciation and amortization expense requires management to exercise significant judgment in estimating the economic useful lives of long-lived assets, particularly intangible assets. With the acquisition of K-Tron, the amortization associated with these estimates is much more significant to our financial statements.
Management’s assumptions regarding the following factors, among others, affect the determination of estimated economic useful life: management’s experience with similar assets, changes in technology, utilization, wear and tear, estimated cash flows expected to be generated by the asset, and changes in market demand. As our assessment is performed on a periodic basis, changes in any management assumptions may result in a shorter or longer estimated useful life for an asset than originally anticipated. In such a case, we would depreciate or amortize the remaining net book value of the asset over the new estimated remaining life, thereby increasing or decreasing depreciation or amortization expense per year on a prospective basis. As a result, our estimates at any point in time may not be indicative of the future circumstances.
Asset impairment determinations
Accounting standards require that goodwill and indefinite lived intangible assets be tested for impairment at least annually or when circumstances would suggest that an impairment may have occurred. Testing of either goodwill or indefinite lived assets requires that we estimate the fair value of the asset in question.
Estimating fair value for these assets typically requires us to exercise significant judgment, particularly for asset values that are not easily determined by reference to market data. Often estimates for these types of assets are developed using valuation models that require both historical and forecasted inputs, as well as “market participant” expectations. Thus the valuation is directly affected by the inputs we judge as best under the given circumstances.
In analyzing the future cash flows of various assets, critical assumptions we make may include some of the following:
•	The intended use of assets and the expected cash flows resulting directly from such use;

•	Industry specific economic conditions;

•	Customer preferences and behavior patterns; and

•	The impact of applicable regulatory initiatives, if any.
Our assumptions are sometimes subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we make are reasonable and appropriate, different assumptions and estimates could result in an impairment charge which could materially impact our reported financial results by decreasing operating income and lowering asset values on our consolidated balance sheet. When material, we expect to seek assistance of competent valuation professionals when the underlying valuation is more complex or unique.
Recently Adopted Accounting Standards
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update titled Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which among other things amended the accounting standards to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the accounting standards and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update.
In October 2009, the FASB issued a new standard related to the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately, rather than as a combined unit. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This standard also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in this standard retrospectively for all prior periods. Our adoption of this standard had no material impact to our consolidated financial statements.

Recently Issued Accounting Standards
In January 2010, the FASB issued an accounting standard titled Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 15 to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q. These new disclosure requirements were first effective for the Company in its financial statements for the period ending December 31, 2009, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
There have been no significant changes to this information during the three and nine month periods ended June 30, 2010, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2009, except as follows:
With the addition of K-Tron, our exposure to exchange rates are primarily (i) the U.S. dollar versus each of the Swiss franc, the euro, the British pound sterling, the Canadian dollar and the Swedish krona and (ii) the Swiss franc versus the euro and the British pound sterling. From time to time we may enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions, primarily forecasted intercompany purchasing. Foreign cash balances in currencies other than the Swiss franc are limited in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss operations.
As of June 30, 2010, a 10% change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a change in pre-tax earnings of approximately $0.6 million. This hypothetical change on transactional exposures is based on the difference between the June 30, 2010 actual foreign exchange rates and hypothetical rates assuming a 10% change in foreign exchange rates on that date.
The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet. Using the example above, the hypothetical change in CTA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates. The result of this calculation would be to change shareholders’ equity by approximately $16.7 million as of June 30, 2010.
On April 1, 2010, we borrowed $375.0 million on our revolving credit facility to fund the acquisition of K-Tron and as of June 30, 2010, this amount was still outstanding. As more fully described in Note 17 to our consolidated financial statements included in Part I, Item I of this Form 10-Q, in July 2010, we issued $150.0 million of new 10 year fixed rate notes and subsequently used a portion of the proceeds to pay-down $100.0 million on the revolving credit facility. We are subject to interest rate risk associated with our revolving credit facility, which bears a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. After giving consideration to the pay-down resulting from the issuance of notes, and assuming our borrowings were to remain at $275.0 million for twelve months, a 1% move in the related interest rates would increase or decrease our annual interest expense by approximately $2.8 million.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the U.S. Security and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Except as discussed below, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control
On April 1, 2010, we completed our acquisition of K-Tron. In connection with the acquisition we assumed the existing information systems and internal controls over financial reporting that had existed when K-Tron was a separate publicly traded company. We are currently in the process of evaluating and integrating K-Tron’s historical internal controls over financial reporting with ours.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Our material legal proceedings are described in detail in Note 14 to our consolidated financial statements in Part I, Item 1 of this report. You should read that note carefully to understand the background and current status of those matters.

Item 1A.	RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009. As a result of our acquisition of K-Tron on April 1, 2010, we are now subject to certain risks related to K-Tron’s businesses. These risks are described under “Item 1A. Risk Factors—Risk Factors Related to our Business” in K-Tron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which description is incorporated herein by reference. Additionally, we have updated our business risk factors included in our Annual Report on Form 10-K to include those business risk factors under “Item 8.01 Other Information” included in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on July 6, 2010, also incorporated herein by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities in the nine months ended June 30, 2010.

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

HILLENBRAND, INC.
DATE: August 4, 2010	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

DATE: August 4, 2010	BY:	/s/ Theodore S. Haddad, Jr
Theodore S. Haddad, Jr
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1
Amendment No. 2 dated as of June 30, 2010 to Credit Agreement dated as of March 28, 2008, among Hillenbrand, Inc., the lenders named therein, Citibank, N.A., as resigning agent, and JPMorgan Chase Bank, N.A., as successor agent for the lenders (incorporated by reference to exhibit 10.1 to Form 8-K filed on July 6, 2010)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith