Form 10-Q/A
period 2010-06-30
Hillenbrand, Inc.
filed 2010-08-30
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
Commission File No. 001-33794
HILLENBRAND, INC.
(Exact name of registrant as specified in its charter)

Indiana	26-1342272
(State or other jurisdiction of	(I.R.S. Employer Identification No)
incorporation or organization)

One Batesville Boulevard	47006
Batesville, IN	(Zip Code)
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 is to furnish Exhibit 101 to the Form 10-Q. No other changes have been made to the Form 10-Q, and this Amendment No. 1 has not been updated to reflect events occurring subsequently to the filing of our original Form 10-Q on August 4, 2010.
Exhibit 101 furnishes the Company’s financial information in Extensible Business Reporting Language (“XBRL”) as required by Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the following:
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

PART II — OTHER INFORMATION
Item 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART II — OTHER INFORMATION
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

HILLENBRAND, INC.
DATE: August 30, 2010	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

DATE: August 30, 2010	BY:	/s/ Theodore S. Haddad, Jr
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

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	XBRL Instance document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed or furnished with our Form 10-Q on August 4, 2010.

**
As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

5