Form 10-K
period 2010-09-30
Hillenbrand, Inc.
filed 2010-11-23
CIK 1417398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2010
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
Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2010: — $1,369,013,552.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 62,284,165 shares outstanding as of November 15, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Portions of our definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than January 15, 2011.

Page

PART I

Disclosure Regarding Forward-looking Statements	2

Item 1. Business	2

Item 1A. Risk Factors	13

Item 1B. Unresolved Staff Comments	19

Item 2. Properties	19

Item 3. Legal Proceedings	20

Item 4. Removed and Reserved	22

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	23

Item 6. Selected Financial Data	25

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	39

Item 8. Financial Statements and Supplementary Data	41

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	85

Item 9A. Controls and Procedures	85

Item 9B. Other Information	85

PART III

Item 10. Directors, Executive Officers, and Corporate Governance	86

Item 11. Executive Compensation	86

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters	86

Item 13. Certain Relationships and Related Transactions, and Director Independence	86

Item 14. Principal Accountant Fees and Services	86

PART IV

Item 15. Exhibits and Financial Statement Schedules	87

Signatures	88

Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 14.1
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
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
Accordingly, in this Form 10-K, we may say something like,
“We anticipate that the burial rate will be flat to slightly declining in future years.”
That is a forward-looking statement, as indicated by the word “anticipate” and by the clear meaning of the sentence.
Other words that could indicate we’re making forward-looking statements include the following:

intend	believe	plan	expect	may	goal	would

become	pursue	estimate	will	forecast	continue	should

targeted	encourage	promise	improve	progress	potential	could
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
For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of this Form 10-K. We assume no obligation to update or revise any forward-looking statements.

Item 1.	Business
In this section of the Form 10-K, entitled “Business,” we provide you a basic understanding of our company, our reportable segments, the products we manufacture and sell, how we distribute our products, with whom we compete, and the key inputs to production (in the form of raw materials, labor, and manufacturing locations). We also provide you background on industry trends, regulatory matters, and key patents and trademarks important to our business. We also provide an explanation of our business strategies. Finally, we provide you a brief background on our executive officers so that you can understand their experience and qualifications.
General Information
Hillenbrand, Inc. (“Hillenbrand”) was formed on November 1, 2007, and became a publicly traded company as the result of the separation of Hillenbrand Industries, Inc. (our “Former Parent”, “Hill-Rom Holdings, Inc.”, or “Hill-Rom”) into two separate publicly traded companies, Hillenbrand and Hill-Rom, through a tax-free distribution (the “Distribution”) of Hillenbrand shares to Hill-Rom’s shareholders. This distribution took place following the close of business on March 31, 2008. Unless the context otherwise requires, the terms “Hillenbrand,” the “Company,” “we,” “our,” or “us” refer to Hillenbrand, Inc. and one or all of its consolidated subsidiaries.

Hillenbrand, Inc. is an Indiana corporation with our principal executive offices located at One Batesville Boulevard, Batesville, Indiana, 47006. Our telephone number at this address is (812) 934-7500. Our website is www.hillenbrandinc.com. We make available on this website, free of charge, access to press releases; conference calls; our annual, quarterly, and current reports; and other documents filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as practicable after such reports are filed or furnished. We also make available through this website position specifications for the Chairman, Vice Chairman, members of the Board of Directors and the Chief Executive Officer; our Code of Ethical Business Conduct; the Corporate Governance Standards of our Board of Directors; and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.
All reports and documents filed with the SEC are also available via the SEC website, www.sec.gov, or may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Hillenbrand Corporate Operations
Background
Hillenbrand, Inc. is the parent holding company of our wholly owned subsidiaries, Batesville Services, Inc. (“Batesville”) and K-Tron International, Inc. (“K-Tron”), including their wholly owned subsidiaries. In addition to implementing our business strategy discussed below as a holding company, we generally oversee the operations of our subsidiaries, allocate resources among them, and manage their capital structures. Additionally, we provide our subsidiaries with certain centralized functions such as reporting, treasury, taxes, internal audit, and risk management. We also centrally coordinate our business acquisition and lean business strategy initiatives. As of September 30, 2010, we employed 43 people in our corporate operations, all of whom are located at our principal offices in Batesville, Indiana.
Strategy
We believe we can most effectively continue to increase shareholder value by building a diversified enterprise with strong positions in multiple industries. Our long-term value creation strategy consists of:
•
Growing revenue and Income Before Taxes via organic growth within our existing platforms and through targeted acquisitions. Each operating company has specific, targeted business plans to achieve organic growth, which may also include select “add-on” acquisitions that are complimentary to their growth strategies. The operating companies also plan to increase profit margins by employing Hillenbrand’s core competencies of:

•	Lean business, continuously looking for ways to improve quality and customer satisfaction, increase effectiveness and operational efficiency, drive costs down, and develop lean leaders;

•	Talent development, providing opportunities to successfully recruit, develop, and deploy talent; and

•	Strategy management, which serves as the basis for annual and long-term business planning, while strengthening technical capabilities and product and service strategies.
•
Using our cash flow and debt capacity to invest in additional growth platforms. We will focus on companies that can take advantage of our core competencies and that meet our financial and cultural criteria. In support of this effort, we will continue to develop our public company capabilities to ensure that we remain compliant, efficient, well-controlled, and capable of supporting future acquisitions.

Batesville
Background
Batesville is the leader in the North American death care products industry, where it has been designing, manufacturing, distributing, and selling funeral service products to licensed funeral directors operating licensed funeral homes for more than 100 years. Batesville-branded products consist primarily of burial caskets, but also include cremation caskets, containers and urns, selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including web-based applications and the creation and hosting of websites for licensed funeral homes.

Products and Services
Batesville designs, manufactures, and sells gasketed caskets made of carbon steel, stainless steel, copper, and bronze. It also produces and markets non-gasketed steel, hardwood, and veneer hardwood caskets. In addition, Batesville manufactures and sells cloth-covered caskets, all-wood construction caskets suitable for green burials, and a line of urns, containers, and other memorialization products used in cremations. To assist with displaying these products, Batesville supplies selection room fixturing through our System Solutions® by Batesville. Batesville has recently been evaluating the possibility of expanding its product line into lightweight polyresin burial vaults, a line that would be complementary to its casket products.
Most Batesville® brand metal caskets are gasketed caskets that are electronically welded and utilize rubber gaskets and a locking bar mechanism. Batesville premium steel caskets also employ an alloy bar to help protect the casket cathodically from rust and corrosion. We believe that this system of cathodic protection is a feature found only on Batesville-produced caskets.
Batesville solid and veneer hardwood caskets are made from a variety of woods, and are offered in more than eight different species. The Batesville veneer caskets are manufactured using a proprietary process for veneering that allows for rounded corners and a furniture-grade finished appearance. Batesville also manufactures and provides select lines of Marsellus® premium solid wood caskets to its funeral home customers.
The Options® by Batesville cremation line offers a complete cremation marketing system for funeral service professionals. In addition to a broad line of cremation caskets, containers, urns, jewelry, and keepsakes, the system includes training, merchandising support, and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Batesville’s wide assortments of memorial urns are made from a variety of materials, including bronze, acrylic, wood, cloisonné, and marble.
Integrated online technology products and services are available through the Batesville Interactive suite of products. WebLinkTM funeral home websites, TributeLinkTM online videos, and ObitLinkTM online obituary content form an integrated solution that provides funeral directors additional ways to generate revenue streams and connect with consumers for information and education needs. Batesville’s alliance with Legacy.com® gives funeral directors access to the largest networked obituary system in the nation. Batesville’s technology products help to improve the visibility of the local funeral home to the families they serve.
Sales, Distribution and Operations
Batesville offers several marketing and merchandising programs to funeral professionals for both casket and cremation products. Batesville-branded caskets are marketed by Batesville’s direct sales force only to licensed funeral professionals operating licensed funeral establishments (or, in the absence of state licensing requirements, to full-service funeral establishments offering both funeral goods and funeral services in conformance with state law) throughout the United States (“U.S.”), Puerto Rico, Canada, Mexico, the United Kingdom, and Australia. A significant portion of Batesville’s sales are made to large national funeral service providers under contracts. One customer, Service Corporation International, accounted for approximately 13% of Batesville’s consolidated net sales during the year ended September 30, 2010. In contrast to our large national accounts, we also serve more than 12,000 independent, privately-owned customers across North America.
Over the past decade, funeral home customers have sought to minimize their inventory costs by shifting the inventory burden to their suppliers. Today, many funeral homes maintain minimal casket inventory and expect their casket suppliers to provide same-day or next-day delivery to satisfy their funeral requirements. The Batesville distribution network maintains inventory at 85 company-operated Customer Service Centers (“CSCs”) and 6 Rapid Deployment Centers (“RDCs”) in North America. Batesville caskets are generally delivered in specially equipped vehicles owned by Batesville. This system enables Batesville to deliver the majority of its product, including uniquely personalized caskets, within 24 hours of receiving the customer’s order. Over the last three years, Batesville delivered the “right casket at the right time” in excess of 99% of the time. We believe this highly effective distribution network is aligned with the increasing time demands of families and the inventory reduction expectations of Batesville’s customers.

Batesville primarily manufactures and distributes its products in the U.S. It also has 2 manufacturing facilities in Mexico and distribution facilities in Puerto Rico, Canada, Mexico, the United Kingdom, and Australia. Its export revenues constituted less than 10% of its consolidated revenues in fiscal 2010 and prior years.
Batesville’s foreign operations are subject to risks inherent in doing business in foreign countries (which include political, social, and economic instability, expropriation, and changing government regulations), but are substantially limited to sales activities in Canada and manufacturing activities in Mexico.
Quantitative information about foreign operations is set forth in tables relating to geographic information in Note 15 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Demographics and Customer Preferences
The death of a family member or loved one causes most people to seek the services of a state-licensed funeral director to provide specific services regarding handling and preparing the deceased. Most consumers have only limited familiarity with funeral-related products and usually expect funeral directors to provide information on product and service alternatives. Although caskets and urns can be purchased from a variety of sources, including directly from internet sellers and casket stores, the overwhelming majority of those who arrange a funeral purchase these products directly from the funeral home as a matter of choice and convenience.
For the past several years, the total number of deaths in North America (where most of Batesville’s products are sold) has been decreasing. During the same period, the rate of cremation selection has been slowly but steadily increasing to the point where cremations as a percentage of total deaths now represent more than one-third in the U.S. and more than one-half in Canada. These factors have yielded a slow but steady decline in the total number of burials in North America. The current trends are expected to continue for the foreseeable future until the post-World War II spike in births causes an increase in deaths. While the primary drivers of market size are population and age, the actual number of deaths (and, therefore, the actual number of caskets sold) is affected by a variety of additional factors, including improving healthcare and the varying timing and severity of seasonal pneumonia and influenza outbreaks. The unpredictability of these factors can cause periodic fluctuations in industry demand patterns and revenue generated in any given fiscal period. While it is difficult to accurately predict the number of deaths on a month-to-month or even a year-to-year basis, we anticipate that the number of deaths in North America will remain relatively flat and the cremation rate will continue to gradually increase, resulting in a modest, but steady decline in the demand for burial caskets for the foreseeable future.
Along with the declining number of burials, the death care products industry has experienced a long-term gradual decline in the product mix of burial caskets sold, a trend that has also affected our financial results. One of the factors that has affected mix is the pricing practice of many funeral homes to place most of the margin expectation on the sale of products (principally caskets) instead of the services provided. We have observed changes in the pricing practices of many funeral homes, wherein they are recovering margin on their services and reducing the mark-up of products, primarily caskets, which now have more pricing visibility through online retailers. Additionally, more consumers are expecting higher levels of personalization, both in products and services.
Competition
We believe Batesville is the recognized North American industry leader in the sale of death care products. Competition in the death care products industry is based on product quality, design features, personalization, price, and delivery service. Batesville competes in the sale of burial and cremation containers with several national casket manufacturers/distributors, regional manufacturers/distributors, and more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments. The industry also has seen a few foreign manufacturers, mostly from China, import caskets into the U.S., and Canada. Additionally, some retail stores and internet retailers sell caskets directly to consumers, although we believe that total sales among this latter group represent approximately 3% of annual burial casket volume.
The effect of gradually declining casket demand continues to result in economic pressures on casket manufacturers and distributors as they seek to maintain volume. Existing domestic over-capacity and the added burden from commodity price increases, which began increasing in early 2010, further increases these pressures, resulting in higher per unit costs.

Raw Materials
Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, zinc, and magnesium alloy in the manufacture of its caskets. Although most of these raw materials are generally available from several sources, some are currently procured from a single source.
Volatility in the prices Batesville pays for raw materials used in its products, including steel, fuel, petroleum-based products, and fuel-related delivery costs, has a direct effect on profitability. Batesville generally does not engage in hedging transactions with respect to these purchases, but does enter into fixed-price supply contracts at times. Batesville regularly takes steps and actions to offset the impact of volatility in raw material and fuel prices, including lean business initiatives, various sourcing actions, and rebalancing of production capacity.
Most of Batesville’s sales are made pursuant to supply agreements with its customers, and historically it has instituted annual price adjustments to help offset some, but not necessarily all, raw material costs.
Patents and Trademarks
Batesville owns a number of patents on its products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to its business as a whole. It also owns a number of trademarks and service marks relating to products and product services which are of importance, but, except for the mark “Batesville®,” we do not believe any single trademark or service mark is of material significance to its business as a whole.
Batesville’s ability to compete effectively depends, to an extent, on its ability to maintain the proprietary nature of its intellectual property. However, it may not be sufficiently protected by its various patents, trademarks, and service marks. Additionally, certain of its existing patents, trademarks or service marks may be challenged, invalidated, cancelled, narrowed, or circumvented. Beyond that, it may not receive the pending or contemplated patents, trademarks, or service marks for which it has applied or filed.
In the past, certain of its products have been copied and sold by others. Batesville vigorously seeks to enforce its intellectual property rights. However, we cannot ensure that the reproduction and sale of its products by others would not materially affect the sale of its products.
Employees
As of September 30, 2010, Batesville employed approximately 3,200 people in its operations. Approximately 1,100 of these individuals within its logistics and manufacturing operations in the U.S. and Mexico work under collective bargaining agreements. In the U.S. and Mexico, the collective bargaining agreements have expiration dates ranging from January 2011 to June 2015.
Batesville strives to maintain satisfactory relationships with all its employees, including the unions representing those employees. As a result, Batesville has not experienced a significant work stoppage due to labor relations in more than 20 years. Although it cannot ensure that such a stoppage might not occur in the future, there is no reason to believe that this trend will not continue for the foreseeable future.
Strategy
While volume growth in the burial casket space continues to be limited, there are opportunities to generate additional business within a wider range of funeral services. Leadership of Batesville is focusing on three categories of strategic initiatives to drive growth:

Profitably grow the core burial business
•
The Batesville® brand is widely recognized as the premier brand in the industry among funeral professionals, offering the broadest range of metal and wood caskets. Its legacy of innovation and leadership in the funeral industry has allowed customers and the families they serve to commemorate the lives of those they love through quality construction and compelling designs that provide personal expressions of a life well-lived. To enhance its leadership position, Batesville will continue to invest in its marketing capabilities, specifically in research, new product development, and brand promotion. Batesville will utilize its capabilities to continue launching products with consumer-oriented features and expand its personalization platforms throughout the product line.

•
Batesville will continue to demonstrate the value its Batesville-branded products and services bring to the operations and families of funeral home customers of all sizes across North America. Batesville is focused on improving the quality of all of its customer interactions through better call management and compensation alignment. Its actions are focused on ensuring the success of funeral home customers, which in turn will position Batesville to be successful in the future.

•
Batesville’s ability to apply proven merchandising principles and proprietary database tools enables it to help customers increase their average mix and drive greater profitability, all while increasing the satisfaction of their clients. Batesville will continue to differentiate itself as a solutions provider. In 2011, it will continue to focus on moving customers up the merchandising ladder, emphasizing the value of using its full system. Fully merchandised accounts continue to have a higher rate of revenue growth, and a higher retention rate.

•
The number of casket manufacturers has dwindled over the years, but there are opportunities to capitalize on acquisitions and alliances in other parts of the death care products industry. Batesville will continue to remain alert to these opportunities and capitalize on them when it’s prudent to do so.

Grow profitable new revenue streams within the death care products industry
•
The Options® by Batesville brand has a long history of providing business solutions to our customers and assisting them with meeting the needs of the cremation consumer. In addition to these solutions, which include business analysis merchandising, and training, Options also has the broadest product line in the industry, consisting of cremation caskets, containers, urns, and other cremation memorialization products. We expect continued growth in these product lines as more consumers choose cremation over burial. In fiscal 2011, Batesville plans to implement key actions aimed at improving revenue performance by further implementation of its system, which is designed to improve the frequency of families selecting products and services over direct cremation, additional development of new products, and implementing after-market programs for our funeral home customers to market to consumers.

•
Batesville has expanded its position as the largest provider of funeral home websites in North America, a service we believe provides many small, family-owned funeral homes access to resources and capabilities they may not otherwise have or develop on their own. In 2011, Batesville will continue to provide funeral directors with additional ways to generate revenue and connect with consumers for information and education needs. Batesville Interactive offers integrated online products that include WebLink™, TributeLink™ online videos, and ObitLink™ through its alliance with Legacy.com that gives funeral directors access to the largest networked obituary system in North America. As additional consumers use the internet as their first point of contact when making a purchase decision, Batesville technology offerings help to improve the visibility of the local funeral home to the families they serve.

•
Fiscal 2010 was Batesville’s fourth full year offering the NorthStar® product line to independent casket distributors. These are private-label burial caskets and because these products do not contain any of the Batesville proprietary features, designs, or specifications, they are differentiated from the premium Batesville brand.

•
Batesville will leverage its strong brand and deep sales and service relationships to continue to expand new product and service offerings that complement its core product line. Additional product and service offerings within the death care products industry will enable Batesville to provide an integrated solution to funeral homes, helping them provide quality funerals to consumers and drive improved profitability for their businesses.

Utilize lean business principles as an integrated business system to deliver operational efficiencies
•
Batesville’s highly integrated manufacturing facilities in the U.S. and Mexico utilize “one-piece flow” to manufacture caskets and “pull production” from their stamping and wood processing facilities that feed its high-velocity distribution network with products quickly and efficiently. These processes allow Batesville to carry lower inventory in its distribution network while still meeting the growing demand of its customers. Batesville intends to continue to leverage its processes to allow it to carry lower inventory per sales dollar than its competitors, enabling customers to carry few or no products in their funeral homes, and on average over the past three years, still achieve on-time delivery more than 99% of the time.

•
Batesville’s effective execution of Hillenbrand Lean Business (derived from the Toyota Production System) improves product quality and customer satisfaction while enabling annual lead time and cost reductions in its operations, distribution and administrative functions.

•
Batesville’s leadership position as the largest manufacturer and distributor of caskets and containers in North America provides scale and scope that enables it to capitalize on efficiencies and compete with a low cost structure.

K-Tron
Background
K-Tron was acquired by us in April 2010. K-Tron designs, produces, markets, and services material handling equipment and systems for a wide variety of industrial markets, particularly in the plastics, food, chemical, pharmaceutical, power generation, coal mining, pulp and paper, wood and forest products, and biomass energy generation industries. K-Tron serves the bulk solids material handling market, which focuses primarily on feeding, size reduction, conveying, and screening equipment.
Products and Services
K-Tron’s products and services for the bulk solids material handling markets are generated within two main business lines: the Process Group and the Size Reduction Group.
Process Group (“PG”). PG designs, produces, markets, sells, and services feeders and pneumatic conveying equipment under two main brands: K-Tron Feeders® and K-Tron Premier®. These can be sold as stand-alone products or as part of engineered systems where one or more feeders are combined with pneumatic conveying and other complementary materials handling equipment. It also designs, produces, markets, and sells a separate line of volumetric and gravimetric feeders, pelletizers, screen changers, pneumatic conveying equipment, and other equipment under the K-Tron Colormax® brand name, specifically targeted at domestic Chinese compounding and injection molding manufacturers.
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
Size Reduction Group (“SRG”). SRG designs, manufactures, markets, and sells size reduction equipment that is used to reduce various materials to a smaller size. It has three primary brands that serve a variety of industries. The Pennsylvania Crusher® and Gundlach® brands are used in the power generation industry to crush coal before it is used as fuel in the steam furnaces of coal-fired power plants. These products also serve mining, quarrying, glass making, salt processing, fertilizer manufacturing facilities, and other industrial applications. The Jeffrey Rader® brand includes equipment used in the pulp and paper, wood and forest, and biomass industries.

Several key products include hammer mills, which crush materials by impact from hammers and then scrub the materials against a screen for desired size; double roll crushers, which break material by compression; a variety of wood and bark hogs, chip sizers, screening equipment, pneumatic and mechanical conveying systems; and storage/reclaim systems. SRG also offers specialty crushers and other equipment, such as the Accu-Grind®, a small crusher designed for sampling applications and the Nanosiz-R®, which provides fine grinding for the mineral industry.
A significant portion of K-Tron’s revenue is derived from the sale of replacement parts. SRG has a large installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to provide customers with fast and efficient support.
We aggregate the financial results of PG and SRG into a single reportable segment due to the similarities of these business lines.
Sales, Distribution and Operations
K-Tron sells its material handling equipment and systems throughout the world to a wide variety of industrial and engineering customers using a combination of a direct sales force and a global network of independent sales representatives and distributors.
K-Tron has contracts with its independent sales representatives and distributors that provide for specific commissions or in situations where a representative is acting as a distributor, net transaction prices, depending on the type of product sold. Discounting below its target margins is uncommon, but when it occurs, K-Tron’s representative may be asked to share the cost and the distributor may receive a lower transaction price from K-Tron.
Due to the nature of K-Tron’s business, orders are often unique, built-to-order items. Therefore, K-Tron does not typically maintain significant amounts of raw material and component stock inventory on hand at any one time, except to cover replacement parts orders. Products are generally assembled and tested at K-Tron facilities and then shipped to a customer’s desired location.
K-Tron conducts its manufacturing operations in seven manufacturing facilities located in the U.S., Switzerland, and the People’s Republic of China (“China”) and also maintains foreign sales offices and service centers in the United Kingdom, Sweden, France, Germany, Canada, and Singapore. Over the past three years, K-Tron’s export revenues have accounted for approximately one-third of its net revenues.
Similar to Batesville, K-Tron foreign operations are subject to risks inherent in doing business in foreign countries. For K-Tron, its risks are primarily related to euro-denominated sales and manufacturing activities in Switzerland and manufacturing activities in China. To the extent it receives revenue from U.S. or Swiss export sales in currencies other than U.S. dollars or Swiss francs, the value of assets and income could be, and in the past have been, adversely affected by fluctuations in the value of local currencies.
Quantitative information about foreign operations is set forth in tables relating to geographic information in Note 15 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Demographics and Customer Preferences
K-Tron’s customers exist in multiple industries, including the plastics, food, chemical, pharmaceutical, power generation, coal mining, pulp and paper, wood and forest products, and biomass energy generation industries. These customers range from large, global companies to regional and local businesses, none of which accounted for more than 10% of K-Tron’s consolidated net revenues during the six months ended September 30, 2010.
As an industrial capital goods supplier, many of the markets for K-Tron’s products are cyclical, and for the past several years domestic capital equipment purchases have been in decline due in part to lower demand for power and a weak economy. However, capital equipment orders for export (particularly to China and Asia) have been strong due to demand for increased power production and economic growth. During periods of economic expansion, when capital spending normally increases, K-Tron generally benefits from greater demand for its products. During periods of economic contraction, such as the recent global recession, when capital spending normally decreases, K-Tron generally is adversely affected by declining demand for its products. More recently, we are seeing modest signs of increased economic activity.

Competition
We believe K-Tron has a superior reputation and holds leading positions in key industries because of the design and quality of its products, years of experience, and its commitment to serving the needs of its customers. In other areas of the business, such as digital control and digital weighing technologies, we believe K-Tron’s engineering capability and integration of technology allows it to maintain an advantage over the competition in these areas.
In the bulk solids market, strong competition exists in every market K-Tron serves, and its competitors range in size from small, privately held companies serving narrow markets or geographical areas to large, well-known companies, such as Schenck Process GmbH, serving national and international markets with multiple product lines. As a capital goods supplier, we believe K-Tron’s strong base of replacement parts business and K-Tron’s worldwide network of suppliers and dealers allows K-Tron to maintain strong margins even during economic downturns.
Raw and Component Materials
The manufacturing of K-Tron products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings into machined parts. These parts are then combined and assembled with other component parts purchased from its third-party vendors into finished goods. Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from sole sources. K-Tron has not experienced any significant production delay that was primarily attributable to an outside supplier.
Patents and Trademarks
K-Tron, like Batesville, owns a number of patents on its products and manufacturing processes that are deemed to be important, but not materially significant to its business as a whole. In addition, K-Tron owns a number of trademarks that are important to its business, most notably the Pennsylvania Crusher®, Gundlach®, Jeffrey Rader®, and the K-Tron Premier®, Feeder®, Electronics®, and Colormax® brands. Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained.
K-Tron’s patents, trademarks and intellectual property are subject to the same business risks as described earlier for Batesville.
Employees
At the end of fiscal 2010, K-Tron had approximately 650 employees, of which approximately 430 were located in the U.S., 150 in Europe, and 70 in China and other foreign locations. None of its employees are represented by labor unions, and we consider relations with these employees to be good.
Strategy
As the capital equipment markets are recovering from the global recession of the past two years, there continues to be significant opportunities for K-Tron’s products and services both domestically and internationally. Leadership of K-Tron is focusing on the following strategic initiatives to drive organic growth as well as growth through acquisitions:
Profitably grow top line revenues in our core K-Tron business lines
•
K-Tron is widely recognized as a leader for material handling equipment, systems, and services in a wide range of process industries. To enhance that leadership position K-Tron will continue to invest in key areas, particularly new product development, systems engineering, and human resources to maintain and extend its technological leadership. K-Tron plans to promote its capabilities as a total solutions provider to capture a larger share of existing customers’ capital investments in material handling systems.

•
K-Tron provides niche products and services that have significant market presence in the North American coal-fired power, coal mining, fertilizer and mineral extraction, and biomass energy industries. These products have significant sales potential in other areas of the world, and as such, K-Tron will initiate more aggressive sales and marketing initiatives for these products and services in targeted markets outside its current base of business.

•
K-Tron serves its existing customers through a well-established distribution and service organization that spans the globe. It will continue to expand its global leadership by dedicating resources to the expansion of its distribution network into new and developing high-growth potential geographic markets and industries that are less prone to cyclical swings.

•
The strategy of increasing its worldwide capabilities requires K-Tron to evaluate its current branding strategy as part of a goal to present a unified and consistent message to global target markets in the new fiscal year. K-Tron’s commitment to efficient delivery of technological capabilities around the world will be supported by ongoing and new investment in strategically placed manufacturing, sales and service support capabilities, and testing facilities.

•
K-Tron is dedicating human resources to the development of centralized market intelligence systems. Management believes that gathering, analyzing, and reporting market information and leading economic indicators will facilitate early detection of technology and market trends, which in turn will help K-Tron to maintain and expand its leadership position in the industries it serves across the globe.

Continue growth through acquisitions
•
The material handling equipment manufacturing industry is very fragmented both in terms of product offering and geographic reach, whereas many customers operate on a global basis. K-Tron will continue to search for add-on acquisition opportunities that will allow it to expand its product offering with complementary products and to sell these products through its global distribution network. This will position K-Tron to offer its global customers standardized solutions for use in their worldwide facilities and will also position it as the local supplier of choice for national and regional customers.

•
Consistent with the strategy of globalization, K-Tron will continue to look for acquisitions that either expand its international footprint outside the U.S. or accelerate the execution of its strategy to build a leadership position in material handling systems to targeted industries.

Utilize lean business principles to increase profit margins
•
K-Tron has started to implement the Hillenbrand Lean Business Principles at select engineering and manufacturing facilities in order to improve efficiencies and reduce costs in operations, distributions, and administrative functions.

•
K-Tron is dedicating financial and human resources to create a globally standardized and integrated business processes which maximize efficiencies in its product design, manufacturing, sales, and services functions.

Other
Regulatory Matters
Both Batesville and K-Tron are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all of our businesses in a manner that protects the environment. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. From time to time we provide for reserves in our financial statements for environmental matters. We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues. Based on the nature and volume of materials involved regarding onsite impacts, we do not expect our cost for the onsite remediation activities in which we are currently involved to exceed $0.5 million in the future. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditure is not known.

Executive Officers of the Registrant
Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary. Executive officers serve in the ensuing year and until their respective successors are elected and qualified. Except for Board members Gus Hillenbrand and Tom Johnson, who are first cousins to Ray Hillenbrand, there are no other family relationships between any of our executive officers or between any of them and any members of the Board of Directors. The following is a list of our executive officers as of November 15, 2010.
Kenneth A. Camp, 65, was elected President and Chief Executive Officer of Hillenbrand effective February 8, 2008. Mr. Camp was also elected as a board member on that same date. Prior to his appointment as President and Chief Executive Officer of Hillenbrand, Mr. Camp had served as President and Chief Executive Officer of Batesville since May 1, 2001. Mr. Camp currently serves as Chairman and Chief Executive Officer of K-Tron International following the acquisition on April 1, 2010. He was elected Senior Vice President of our Former Parent on October 1, 2006, having been a Vice President of that company since October 8, 2001. He was employed by our Former Parent from 1981 until the separation on March 31, 2008. Mr. Camp previously held the position of Vice President of Administration of our Former Parent from 2000 to 2001. Prior to that assignment, he held various positions at Batesville, including Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.
Cynthia L. Lucchese, 50, was elected Senior Vice President and Chief Financial Officer of Hillenbrand effective February 8, 2008. From 2005 to 2007, she served as Senior Vice President and Chief Financial Officer for Thoratec Corporation. Prior to that, she worked 10 years for Guidant Corporation, now a part of Boston Scientific Corporation, in a variety of senior finance roles, including Vice President and Treasurer, Corporate Controller and Chief Accounting Officer, and Vice President of Finance and Administration of the Guidant Sales Corporation. Ms. Lucchese was also previously employed by Eli Lilly and Company and Ernst & Young LLP.
Joe A. Raver, 44, was elected President and Chief Operating Officer of Batesville, effective June 16, 2008, and Senior Vice President of Hillenbrand on July 15, 2008. Prior to his appointment as an officer of Batesville and Hillenbrand, Mr. Raver served as Vice President and General Manager of the Respiratory Care Division of Hill-Rom, a leading global provider of medical equipment and services. He joined Hill-Rom in 2004 as Vice President of Strategy and Shared Services. Prior to joining Hill-Rom, Mr. Raver spent 10 years in a variety of leadership positions at Batesville and Hill-Rom, including being appointed Vice President of Strategy in 2001 and Vice President of Logistics at Batesville in 2002.
Kevin C. Bowen, 59, was appointed President of the K-Tron Process Group, following K-Tron’s acquisition on April 1, 2010. Prior to the acquisition of K-Tron, Mr. Bowen had served as Senior Vice President, Process Group, since July 2005 and as President and Chief Executive Officer of K-Tron America, Inc. (a subsidiary of K-Tron International, Inc.) since March 1995. Mr. Bowen began his career with K-Tron in 1979, and has held a variety of other senior leadership positions with the Company.
Donald W. Melchiorre, 62, was appointed President of the K-Tron Size Reduction Group, following K-Tron’s acquisition on April 1, 2010. Prior to the acquisition of K-Tron, Mr. Melchiorre had served as Senior Vice President, Size Reduction Group, since May 2006 and as President and Chief Executive Officer of Pennsylvania Crusher Corporation (a subsidiary of K-Tron International, Inc.) since October 2004. Mr. Melchiorre has approximately 24 years with K-Tron serving in a variety of senior management positions and roles.
John R. Zerkle, 56, was elected Senior Vice President, General Counsel, and Secretary of Hillenbrand effective February 8, 2008. Most recently, Mr. Zerkle had served as Vice President and General Counsel of Batesville since March 2004. From September 2002 to February 2004, Mr. Zerkle served as Vice President and General Counsel of Forethought Financial Services, Inc., then a subsidiary of Hill-Rom. He also served as Compliance Officer for Forethought Investment Management, Inc. Prior to joining Forethought, Mr. Zerkle was in private practice for 20 years, where he focused his practice on corporate, securities, regulatory, and banking law matters.

Paul Douglas Wilson, 58, was elected Senior Vice President, Human Resources, of Hillenbrand effective March 14, 2008. Most recently, Mr. Wilson served as Vice President, Worldwide Merger Integration, for Boston Scientific Corporation, following the close of the merger between Boston Scientific and Guidant Corporation in 2006. Mr. Wilson joined Guidant Corporation in 2002 and served as Vice President of Human Resources. Prior to Guidant, Mr. Wilson was President and a Principal of Ronald Blue & Co., a privately held firm providing financial planning, investment management, tax planning, and philanthropic counsel. Mr. Wilson began his career with Eli Lilly and Company, where he spent 20 years in a variety of increasingly senior executive human resource roles.
Hinesh B. Patel, 42, was elected Vice President, Strategy and Business Development, of Hillenbrand effective August 18, 2008. Prior to accepting his current position with Hillenbrand, Mr. Patel served as Director of Strategy and Business Development for Honeywell International Inc., a position he had held since April 2007. Prior to joining Honeywell International Inc., Mr. Patel held other management roles in business development, strategy, and operations with Milliken & Company, Caspian Networks Inc., Eaton Corporation, and Arthur D. Little.
Lukas Guenthardt, 52, was appointed Senior Vice President, Corporate Development and Secretary, of K-Tron International, Inc., following K-Tron’s acquisition on April 1, 2010. Prior to the acquisition of K-Tron, Mr. Guenthardt had served as Senior Vice President, Corporate Development, of K-Tron International, Inc. since July 2005. Prior to that, he was Senior Vice President, Pneumatic Conveying Group, and Chief Strategy Officer of K-Tron from February 2002 to July 2005; Senior Vice President, New Businesses, and Chief Strategy Officer from June 2000 to February 2002. Mr. Guenthardt has approximately 18 years with K-Tron serving in other management roles, including Director of International Research and Development.
Jan M. Santerre, 49, was elected Vice President, Lean Business, of Hillenbrand effective December 1, 2008. Prior to accepting her position with Hillenbrand, Ms. Santerre served as Vice President of Operations, Hydraulics Group, for Parker Hannifin Corporation, a position she had held since April 2005. From 2003 to 2005, Ms. Santerre served as Parker Hannifin’s Vice President of Lean Enterprise and Quality, where she developed and deployed the Parker Lean System. Prior to that, Ms. Santerre was with Delphi Automotive Systems and General Motors for 18 years with responsibilities in engineering, quality, and manufacturing, culminating in executive operations roles.
Theodore S. Haddad, Jr., 46, was elected Vice President, Controller and Chief Accounting Officer of Hillenbrand on February 8, 2008. Prior to joining Hillenbrand, Mr. Haddad had served as Senior Manager in the Audit and Business Advisory Services Group of PricewaterhouseCoopers LLP since July 2002. Prior to that, Mr. Haddad served as a Senior Manager in the audit group of Arthur Andersen LLP, having been with that firm since July 1991. Mr. Haddad is a Certified Public Accountant and Certified Management Accountant.

Item 1A.	Risk Factors
In this section of the Form 10-K, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning our stock or publicly traded debt. This information should be assessed along with the other information we provide you in this Form 10-K. Like most companies, our business involves risks. The risks described below are not the only risks we face, but these are the ones we currently think have the potential to significantly affect stakeholders in our Company if they were to develop adversely (due to size, volatility, or both). We exclude risks that we believe are inherent in all businesses broadly as a function of simply being “in business.” Additional risks not currently known or considered immaterial by us at this time and thus not listed below could also result in adverse effects on our business. In the risk descriptions below, we have assigned the risks into categories to help you understand where they emanate from (e.g. the overall company or a specific segment).

Risk Related to Our Overall Company
Our growth strategy involves the potential for significant acquisitions, some of which may be outside our current industry. We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions. If an acquisition were to perform unfavorably, it could have an adverse impact on our value.
One component of our strategy contemplates our making acquisitions. All acquisitions involve inherent uncertainties, some of which include, among other things, our ability to:
•	successfully identify targets for acquisition,

•	negotiate reasonable terms for any particular deal,

•	properly perform due diligence and determine all the significant risks associated with a particular acquisition,

•	properly evaluate target company management capabilities, and

•	successfully transition the acquired company into our business and achieve the desired performance.
We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with potential industry or environmental regulations or tax contingencies. We have plans and procedures to conduct reviews of potential acquisition candidates for compliance with applicable regulations and laws prior to the acquisition and will also generally seek indemnification from sellers covering these matters. Despite these efforts, we may incur material liabilities for past activities of acquired businesses.
In the event that we acquire a business that operates outside of our current industries, we may not achieve the intended benefits of the acquisition and our business could be materially impacted. Under such circumstances, management could be required to spend significant amounts of time and resources in the transition of the business of the acquired entity due to the lack of experience in the industry of the acquired business. In addition, any benefits we anticipate from application of our lean manufacturing and lean business expertise may not be fully realized. Also, if we acquire a company that operates in an industry that is different from the ones in which we operate, our lack of experience with that company’s industry could have a material adverse impact on our ability to manage that business and realize the benefits of that acquisition.
Global market and economic conditions, including those related to the credit markets, could have a material adverse effect on our business, financial condition, and results of operations.
The severity of the recent economic recession caused by the ongoing worldwide financial and credit market disruptions have reduced the availability of credit generally necessary to fund economic growth and activity, and there is not yet clear evidence to suggest that efforts undertaken by the various government entities to mitigate this recession will be successful.
A prolonged or double-dip recession could adversely affect our business in several ways. A continuation or worsening of the current credit markets and economic conditions could adversely affect our customers’ ability to obtain sufficient credit or pay for our products within the terms of sale and, as a result, our reserves for doubtful accounts and receivable write-offs could increase. A prolonged recession could further intensify the competition among the manufacturers and distributors with whom we compete for volume and market share, resulting in lower net revenues due to steeper discounts and further product mix-down. If certain key or sole suppliers were to become capacity constrained or insolvent as a result of the global economic conditions, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies. In addition, the substantial losses in the equity markets as a result of the recent recession can have an adverse effect on the assets of the Company’s pension plans. A continuation of the volatility of interest rates and negative equity returns under current market conditions could require greater contributions to the defined benefit plans in the future.
Our sales abroad subject us to the risk of adverse foreign currency fluctuations which could negatively impact our results of operations.
We derived approximately 11.6%, 6.6% and 7.2% of our revenues from outside the U.S. for the years ended September 30, 2010, 2009, and 2008, respectively. Historically, these revenues have primarily been in Canada. With our recent acquisition of K-Tron in April 2010, significant international sales are now coming from Europe, the Middle East, and Asia. As a result, we believe our exposure to fluctuations in exchanges rates will increase proportionately and can have an unfavorable effect on our operating results, depending on the extent of that volatility. This exposure is most acute where we enter into sales contracts in currencies different from the currency in which we incur our costs (particularly the euro, where our costs are incurred in Swiss francs). Also, since the results of operations of our foreign subsidiaries are translated into U.S. dollars, fluctuations in the exchange rate of the U.S. dollar versus each of the Swiss franc, the euro, the British pound sterling, the Canadian dollar, and the Swedish krona will affect the U.S. dollar amount of their operating results. Finally, we are exposed to foreign currency transactional gains and losses caused by the “marking to market” of balance sheet items of our foreign subsidiaries, which are measured in other currencies, particularly the euro on the balance sheet of our Swiss subsidiary.

Increased prices for, or unavailability of, raw materials used in our products could adversely affect profitability. In particular, our results of operations continue to be adversely affected by volatile prices for steel, red metals (i.e. copper and bronze), and fuel.
Our profitability is affected by the prices of the raw materials used in the manufacture of our products. These prices fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel-related delivery costs, competition, import duties, tariffs, currency exchange rates, and, in some cases, government regulation. Significant increases in the prices of raw materials that cannot be recovered through increases in the price of our products could adversely affect our results of operations and cash flows.
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
We hold a significant non-operating asset in the form of a note receivable (and related interest receivable) from Forethought. This asset was transferred to us at the time of separation of Hillenbrand Industries, Inc. into two separate publicly traded companies, Hillenbrand and Hill-Rom. As of September 30, 2010, this note receivable had an aggregate carrying value of $144.8 million. This note receivable primarily represents seller-provided financing to Forethought, the entity that purchased Hill-Rom’s former Forethought Financial Services, Inc. subsidiary. Forethought, through its subsidiaries, provides insurance and financial solutions for families managing retirement and end-of-life needs.
Should Forethought fail to perform consistently with the original expectations set forth by Forethought or underperform to an extent that it cannot meet its financial obligations, the note could become impaired, causing an impairment charge that could result in a material adverse impact on our financial condition and results of operations. Payments under the note are due in annual $10 million installments beginning on July 1, 2010, through July 1, 2014, at which time the balance of the note is due and payable (unless otherwise deferred in accordance with its terms).
Volatility in our investment portfolio could negatively impact earnings as their performance is tied to market swings. Also, if we are unable to convert our portfolio of auction rate securities to cash at reasonable terms, our earnings could be adversely affected.
In connection with our separation from Hill-Rom, ownership in certain investments in private partnerships were transferred to us that had an aggregate carrying value of $15.2 million as of September 30, 2010. Volatility in that investment portfolio negatively or positively impacts earnings. These investments could be adversely affected by general economic conditions, changes in interest rates, equity market swings, and other factors, resulting in an adverse impact on our results from operations.

In addition, we received a portfolio of auction rate securities (“ARS”) (consisting of highly rated tax-exempt state and municipal securities, the majority of which are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program) that Hill-Rom was not able to liquidate prior to the separation due to the market conditions and auction failures. The ARS had an aggregate carrying value of $11.9 million as of September 30, 2010. If conditions do not improve or worsen, we may not be able to convert these securities to cash for the foreseeable future and these assets could become impaired and could adversely affect our earnings.
We are involved on an ongoing basis in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.
The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty, but could have a material adverse effect on our financial condition, results of operations, and cash flow. We are also involved in other possible claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies resulting in our assuming exposure for a layer of coverage with respect to such claims. For a more detailed discussion of our asserted claims, see Note 12 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Upon closing of the K-Tron acquisition, we increased our debt obligations significantly. This could adversely affect our Company and limit our ability to respond to changes in our businesses.
As of September 30, 2010, our outstanding debt was $403.4 million. This level of debt could have important consequences to our businesses. For example:
•	we may be more vulnerable to general adverse economic and industry conditions because we have significantly lower borrowing capacity;

•
we will be required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and acquisitions;

•	we will continue to be exposed to the risk of increased interest rates because a portion of our borrowings is at variable rates of interest; and

•
our flexibility in planning for, or reacting to, changes in our businesses and the industries in which they operate may be more limited, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness.

Risk Related to Batesville
Continued fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the sales volume of our burial caskets.
The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future. As the population of the U.S. continues to age, we anticipate the number of deaths in the U.S. will be relatively flat until the number of deaths increase due to aging baby boomers.
Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s and are also expected to continue to increase for the foreseeable future. Therefore, the number of cremations in the U.S. is gradually and steadily increasing, resulting in a contraction in the demand for burial caskets. This was a contributing factor to lower burial casket sales volumes for Batesville in each of the last three fiscal years. We expect these trends to continue into the foreseeable future, and its burial casket volumes will likely continue to be negatively impacted by these market conditions.
Finally, the number of deaths can vary over short periods of time and among different geographical areas, due to a variety of other factors, including the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza. Such variations could cause the sale of burial caskets to fluctuate from quarter to quarter and year to year.

Batesville’s business is significantly dependent on several major contracts with large national funeral providers. The relationships with these customers pose several risks.
Batesville has contracts with a number of large national funeral home customers that comprise a sizeable portion of its overall sales volume. The largest contract is with Service Corporation International, which accounted for approximately 13% of Batesville’s 2010 consolidated net revenues (and was their only customer over 10%). Any decision by large national funeral home customers to discontinue purchases from Batesville could have a material adverse effect on our financial condition, results of operations, and cash flows. Also, while contracts with large national funeral service providers give Batesville important access to many of the largest purchasers of funeral service products, they may obligate Batesville to sell products at contracted prices for extended periods of time, therefore limiting Batesville’s ability, in the short term, to raise prices in response to significant increases in raw material prices or other factors.
Batesville is facing competition from a number of non-traditional sources and caskets manufactured abroad and imported into North America.
Non-traditional funeral product providers could present more of a competitive threat to Batesville and its sales channel than is currently anticipated. Large discount retailers (such as Wal-Mart and Costco), casket stores, and internet casket retailers represent these types of competitors. Also, there are several manufacturers located in China producing caskets for sale into the U.S. While sales from these providers are currently a small percentage of total casket sales in the U.S. (we believe approximately 3%), it is not possible to quantify the financial impact that these competitors will have on Batesville in the future. These competitors and any new entrants into the market may drive pricing and other competitive actions in an industry that already has nearly twice the necessary domestic production capacity. Such competitive actions could have a negative impact on our results of operations and cash flows.
Despite our recent successes in court, the antitrust litigation in which we are a defendant has not yet been resolved, and an adverse outcome in that matter could have a material adverse effect on our results of operations, financial position, and liquidity.
As discussed in Note 12 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, we are a defendant in a purported antitrust class action lawsuit. The Federal District Court denied class certification in that matter, and the Fifth Circuit denied the plaintiffs’ appeal petition. Further requests for reconsideration by the plaintiffs have also been denied. Despite these favorable rulings, the plaintiffs pursued their individual injunctive and damage claims. The District Court issued a final judgment dismissing the case, but the plaintiffs have filed an appeal, which could include an appeal of the District Court’s order denying class certification. If they succeed in reversing the District Court order denying class certification and a class is certified in the action filed against Hill-Rom and Batesville and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. In antitrust actions, the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other.
A substantial portion of Batesville’s workforce is unionized, and it could face labor disruptions that would interfere with operations.
Approximately 33% of Batesville’s employees as part of our logistics and manufacturing operations work under collective bargaining agreements. Although Batesville has not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of the principal facilities could have a material adverse effect on our operations.

Risk Related to K-Tron
A significant portion of our investment in K-Tron includes goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss on these could have a material adverse impact on our financial condition and results of operations.
We acquired $404.5 million of intangible assets with the acquisition of K-Tron, of which $236.4 million was identified as either goodwill or indefinite-lived assets. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.
During the early years of an acquisition, the risk of impairment to goodwill and non-amortizing intangible assets is naturally higher. This is because the fair values of these assets align very closely with what we recently paid to acquire the reporting units to which these assets are assigned. This means the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is naturally smaller at the time of acquisition. Until this headroom grows over time (due to business growth or lower carrying value of the reporting unit due to natural amortization, etc.), a relatively small decrease in reporting unit fair value can trigger an impairment. That fair value is affected by actual business performance but is also determined by the market (usually reflected in the value of our common stock). As a consequence, even with favorable business performance, the market alone can drive an impairment condition if general business valuations decline enough. When impairment charges are triggered, they tend to be material due to the sheer size of the assets involved. Our next annual test of these assets for K-Tron is scheduled for April 1, 2011.
K-Tron operates in cyclical industries.
As an industrial capital goods supplier, many of the markets for K-Tron’s products are cyclical. During periods of economic expansion, when capital spending normally increases, K-Tron generally benefits from greater demand for its products. During periods of economic contraction, when capital spending normally decreases, K-Tron generally is adversely affected by declining demand for its products, and it may be subject to uncollectible receivables from customers who become insolvent. Also, even when there is economic expansion or increased demand for our equipment, there can be no assurance that this economic expansion or increased demand will be sustained in the markets in which we sell its products.
K-Tron derives a substantial portion of its sales from the electric generating and coal mining industries. Any downturn in the demand for electricity or downturn in or disruption to the coal industry as a result of increased environmental laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.
K-Tron sells size reduction equipment to the electric generating and coal mining industries, and consequently a significant portion of its sales are tied to the use of coal as a means of generating electricity. The demand by electric generating utilities for coal is dependent upon the availability and cost in any given location of alternative sources of energy, such as natural gas, oil, or nuclear power. As a result, any downturn in the demand for electricity, or downturn in or disruption to the coal industry (upon which electric utilities are dependent), could have a material adverse effect on our business, financial condition, and results of operation.
Federal, state, and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury, and other compounds emitted into the air from electric power plants, whose owners are principal customers of our size reduction business. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from coal-fired power plants. As a result, the cost of compliance could cause electric utilities to abandon the process of using coal to generate electricity altogether due to commercial impracticability and decreasing the demand for our products.

Risk Related to Our Common Stock
Provisions in our Articles of Incorporation and By-laws and of Indiana law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Our Articles of Incorporation, By-laws, and Indiana law contain provisions that could delay or prevent changes in control if our Board of Directors determines that such changes in control are not in the best interests of our shareholders. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our Board of Directors, they could enable our Board of Directors to hinder or frustrate a transaction that some, or a majority, of our shareholders might believe to be in their best interests.
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
The principal properties used in our operations are listed below. All facilities are suitable for their intended purpose, are being efficiently utilized, and are believed to provide adequate capacity to meet demand for the next several years.

Owned /
Location	Leased	Entity	Description	Primary Use
Batesville, Indiana	Owned	Hillenbrand and Batesville	Office facilities Manufacturing plants	Administration Manufacturing metal caskets

Manchester, Tennessee	Owned	Batesville	Manufacturing plant	Manufacturing metal caskets

Vicksburg, Mississippi	Owned	Batesville	Kiln drying and lumber cutting plant	Drying and dimensioning of lumber

Batesville, Mississippi	Owned	Batesville	Manufacturing plant	Manufacturing of hardwood caskets

Chihuahua, Mexico	Leased	Batesville	Manufacturing plant	Manufacturing of veneer hardwood and hardwood caskets

Mexico City, Mexico	Owned	Batesville	Manufacturing plant	Manufacturing of metal caskets, primarily for sale outside the U.S.

Owned /
Location	Leased	Entity	Description	Primary Use
Pitman, New Jersey	Owned	K-Tron	Office facilities Manufacturing plant	Administration Manufacturing of material handling equipment

Salina, Kansas	Owned	K-Tron	Office facilities Manufacturing plant	Administration Manufacturing of material handling equipment

Niederlenz, Switzerland	Owned	K-Tron	Office facilities Manufacturing plant	Administration Manufacturing of material handling equipment

Wuxi, China	Leased	K-Tron	Manufacturing plant	Manufacturing of material handling equipment

Broomall, Pennsylvania	Leased	K-Tron	Office facilities Testing facility	Administration Testing facility

Cuyahoga Falls, Ohio	Leased	K-Tron	Manufacturing plant	Manufacturing of material handling equipment

Belleville, Illinois	Owned	K-Tron	Office facilities Manufacturing plant	Administration Manufacturing of material handling equipment

Woodruff, South Carolina	Owned	K-Tron	Office facilities Manufacturing plant	Administration Manufacturing of material handling equipment
In addition to the foregoing, we lease or own a number of other warehouse distribution centers, service centers, and sales offices throughout the U.S., United Kingdom, Mexico, Canada, Sweden, France, Germany, and Singapore.

Item 3.	LEGAL PROCEEDINGS
Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and our former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (“Hill-Rom”), and three national funeral home businesses (the “FCA Action”). A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). Class certification hearings in the FCA Action and the Pioneer Valley Action were held before a Magistrate Judge in early December 2006. On November 24, 2008, the Magistrate Judge recommended that the plaintiffs’ motions for class certification in both cases be denied. On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the U.S. Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by all of the judges sitting on the Fifth Circuit Court of Appeals).

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
Plaintiffs in the FCA Action have generally sought monetary damages on behalf of a class, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they were seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent, based on approximately one million casket purchases by the purported class members.
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
Despite the July 29, 2009 ruling denying class certification, the FCA plaintiffs continued to pursue their individual injunctive and damages claims. Their individual damages claims are limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of eight casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs.
In June 2010, co-defendant Stewart Enterprises, Inc. announced a settlement with the plaintiffs. On July 16, 2010, the District Court granted the defendants’ remaining motion for leave to file a motion to dismiss for lack of subject matter jurisdiction. On August 2, 2010, the District Court heard argument on the defendants’ motion to dismiss for lack of subject matter jurisdiction. The Court ordered full dismissal of the lawsuit on September 24, 2010, concluding that “plaintiffs shall take nothing by their suit.” In light of this decision, defendants filed a motion requesting that the Court order plaintiffs to pay costs incurred by Batesville and SCI in the approximate amount of $0.7 million. The Court denied this motion on October 22, 2010.
Plaintiffs had 30 days to declare their intent to appeal the dismissal of their lawsuit, and they did so by way of a Notice of Appeal filed on October 19, 2010. Plaintiffs’ Notice indicates that they intend to appeal both the Court’s final judgment of dismissal entered on September 24, 2010 and the Court’s order denying class certification entered on March 26, 2009. The appeal will be to the U.S. Court of Appeals for the Fifth Circuit.
Over the next several months, the record will be compiled for appeal and extensive briefing will occur. Plaintiffs’ brief appealing the denial of the two orders must be filed within 40 days after the District Court record is certified. Although firm dates are not yet known, the plaintiffs’ brief will likely be due sometime in January 2011, with defendants’ brief due in February 2011, and a reply brief from plaintiffs due in March 2011. Once all briefs are submitted, the Court of Appeals may hear oral argument by the parties’ attorneys and then issue its ruling as to whether or not the District Court’s decisions should be reversed or affirmed. It should be noted, however, that the above appellate schedule is only approximate and is subject to change dependent upon a number of factors, including the granting of any extensions of time and the relative congestion of the docket of the Court of Appeals.

If plaintiffs succeed in overturning the judgment, reversing the District Court order denying class certification, and a class is subsequently certified in the FCA Action filed against Hill-Rom and Batesville, and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA Action the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. We and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom. See Note 6 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
As of October, 2010, we have incurred approximately $27.5 million in cumulative legal and related costs associated with the FCA matter, since its inception.
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

Item 4.	[REMOVED AND RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Hillenbrand, Inc.’s common stock is traded on the New York Stock Exchange under the ticker symbol “HI.” The closing price of our common stock on the New York Stock Exchange on November 15, 2010, was $20.00 The following table reflects the quarterly range of high and low selling prices of our commons stock for fiscal 2010 and 2009.

	2010		2009
	High	Low	High	Low
First quarter	$21.04	$18.25	$20.88	$13.96
Second quarter	$22.27	$17.85	$19.39	$14.68
Third quarter	$25.77	$20.85	$18.18	$15.24
Fourth quarter	$22.57	$19.03	$20.97	$16.70
Holders
On November 15, 2010, we had approximately 2,900 shareholders of record.
Dividends
The following table reflects historical dividend information for the periods presented.

	2010	2009	2008
First quarter	$0.1875	$0.1850	$	N/A	*
Second quarter	$0.1875	$0.1850	$	N/A	*
Third quarter	$0.1875	$0.1850		$0.1825
Fourth quarter	$0.1875	$0.1850		$0.1825

*	On April 30, 2008, our Board of Directors declared our first dividend payment of $0.1825 per share, which was paid on June 30, 2008.
Although we have paid cash dividends since our inception on April 1, 2008, the declaration and payment of cash dividends is at the sole discretion of our Board of Directors and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements, and other factors deemed relevant by the Board of Directors.
In accordance with the covenants contained in our Distribution Agreement with Hill-Rom, as amended, we are restricted from paying regular quarterly dividends in excess of $0.1875 per share or from incurring indebtedness to pay an extraordinary cash dividend without prior written approval of Hill-Rom until the occurrence of an Agreed Termination Event (as defined in the Distribution Agreement) with Hill-Rom has occurred. For a more detailed discussion, see the section entitled “Distribution Agreement” within Note 6 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. We currently expect that comparable quarterly cash dividends will continue to be paid in the future.

Issuer Purchases of Equity Securities
On July 24, 2008, our Board of Directors approved the repurchase of up to $100 million of common stock. The program has no expiration date, but may be terminated by the Board of Directors at any time. As of September 30, 2010, we had repurchased approximately 1.0 million shares for $18.7 million, which are being held as treasury stock until reissued. There were no repurchases of shares in fiscal 2010. During fiscal 2010, 0.1 million shares were issued from treasury under our various stock compensation programs. At September 30, 2010, $81.3 million are available for repurchase under this plan. Additional information related to our equity compensation programs is included in Note 11 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Stock Performance Graph
The following graph compares the return on Hillenbrand common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Standard & Poor’s 600 Small Cap Stock Index (“S&P 600 Index”) for the period from March 20, 2008, the date our common stock began trading on the New York Stock Exchange, to November 15, 2010. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and S&P 600 Index was $100 on March 20, 2008 and that all dividends were reinvested.

					November 15,
Company Name/Index	Base	2008	2009	2010	2010
Hillenbrand, Inc.	$100	$112	$114	$122	$113
S&P 500 Index	$100	$88	$80	$86	$90
S&P 600 Small Cap Index*	$100	$100	$88	$99	$106

*	The S&P 600 Small Cap Index consists of companies with market capitalizations between $250 million and $1.2 billion. We are included within this index.

Item 6.	SELECTED FINANCIAL DATA
Selected historical financial data as of and for the fiscal year ended September 30, 2006 to 2010, is derived from our audited consolidated financial statements for Hillenbrand, Inc. and its subsidiaries and is not necessarily indicative of results to be expected in the future. The historical financial information related to the periods prior to the separation on March 31, 2008, included herein, does not necessarily reflect the financial condition, results of operations, or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future.
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
The following table presents comparative consolidated financial data of Hillenbrand, Inc. for each of the last five years ended September 30 (amounts in millions, except per share data):

	2010	2009	2008	2007	2006
Net revenues	$749.2	$649.1	$678.1	$667.2	$674.6

Gross profit	$313.3	$274.4	$280.5	$278.6	$282.7

Operating profit	$137.9	$155.0	$149.6	$155.6	$177.4

Net income	$92.3	$102.3	$93.2	$99.5	$113.2

Net income per common share	$1.49	$1.66	$1.49	$1.59	$1.81

Cash dividends declared per share *	$0.75	$0.74	$0.365	$—	$—

Total assets	$1,052.1	$561.1	$545.3	$316.6	$329.4

Long-term obligations	$562.2	$122.2	$70.9	$59.9	$59.9

Cash flow provided by operating activities	$118.2	$123.2	$101.8	$127.3	$124.6

Cash flow used in investing activities	$(348.7)	$(5.3)	$(4.2)	$(20.1)	$(15.3)

Cash flow provided by (used in) financing activities	$289.8	$(97.4)	$(94.4)	$(103.5)	$(107.0)

Capital expenditures	$16.3	$10.0	$10.0	$15.6	$18.8

Depreciation and amortization	$28.2	$18.5	$19.0	$18.5	$17.7

*
Our first dividend as a stand-alone public company was paid on June 30, 2008. Accordingly, there are no dividends reported for the first two quarters of fiscal year 2008 or the prior fiscal years 2007 and 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In this section of the Form 10-K, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we attempt to give you a look at our Company “through the eyes of management” so that you can assess the financial condition and results of operations of our Company. The discussion that follows should give you information that will help you understand our business and its performance. We intend for the discussion to be clear and to explain the drivers of our results so that you can assess the quality of our earnings and the predictability of our future results. Discussion and analysis of our financial condition and operating results includes Hillenbrand, Inc. (“Hillenbrand”) and those of its operating segments, Batesville Services, Inc. (“Batesville”) and K-Tron International, Inc. (“K-Tron”), together with their wholly owned subsidiaries.

Results of Operations
The consolidated operating results of our Company are included in the selected financial data in Part II, Item 6 of this Form 10-K. We have disaggregated the relevant operating information into our two reporting segments, Batesville and K-Tron, along with our corporate operations. See Note 15 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a reconciliation of the financial information below to our consolidated financial results.
The sections that follow present comparative operating results for Batesville, K-Tron, and our corporate operations. We also discuss changes in non-operating expenses and income, along with our income tax provision, in further detail below.

Batesville Results	Fiscal Year Ended September 30,
	2010		2009		2008
		% of		% of		% of
(amounts in millions)	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$640.3	100.0	$649.1	100.0	$678.1	100.0
Gross profit	277.7	43.4	274.4	42.3	280.5	41.4
Operating expenses	102.6	16.0	95.9	14.8	96.7	14.3
Operating income	175.1	27.3	178.5	27.5	183.8	27.1
Depreciation and amortization	17.6	2.7	17.6	2.7	18.6	2.7
Batesville — Fiscal Year Ended September 30, 2010, Compared to Fiscal Year Ended September 30, 2009
Revenue — Batesville’s net revenues for the year were down from the same period last year, decreasing $8.8 million or 1.4%. Burial unit volume decreased 2.5% or $15.0 million compared to the same period last year and was the primary contributor to the reduction in net revenue, although improved volume on non-burial products helped limit the impact. We believe the volume decrease is attributable to a lower number of reported deaths year-over-year and increased cremation rates. Offsetting this impact was a modest increase in average selling price that contributed $1.1 million to revenue. We believe that Batesville’s merchandising initiatives and new product launches helped improve average selling prices and slow the downward trend in product mix, especially in customer locations that used the Batesville merchandising system. Finally, Batesville also experienced the favorable impact of currency fluctuations during the year as it benefited from a strengthening Canadian dollar. This resulted in increased revenue of $5.1 million over the prior year. We can’t predict how currency rates will move and they may either help or hurt our results in the future.
Gross profit — Batesville’s gross profit for the year was up from the same period last year, increasing $3.3 million or 1.2%. In addition to the impacts noted above, cost of goods sold decreased $12.1 million. In Batesville’s manufacturing operations, costs decreased $9.2 million, driven by a $4.1 million decrease due to lower volume and an $8.9 million decrease due to lower commodity costs. Although full year commodity prices have been favorable overall, more recently Batesville has been paying more for commodities as compared to levels at September 30, 2009. These favorable effects were partially offset by $3.8 million of cost increases attributable to a number of other categories across manufacturing operations. Within its distribution operations, Batesville generated $2.9 million in cost efficiencies associated with lower personnel, benefit costs, and outside carrier costs. The effects of higher fuel rates were evenly offset by $1.4 million of lower costs across Batesville’s remaining distribution related cost categories. We are continuing to optimize our cost structure utilizing lean business principles.

Operating expenses — Batesville operating expenses increased $6.7 million or 7.0% for the year as compared to the same period in the prior year. The primary drivers of the cost increases were $5.5 million related to variable compensation and pension, $2.8 million due to higher legal fees related to antitrust litigation, $2.4 million of additional spending on new business initiatives, and $0.7 million spread over to a number of other components of Batesville’s operating expenses.
During the three months ended December 31, 2009, it was discovered that Batesville over-remitted sales tax in certain jurisdictions and, as a result, recorded a $4.1 million sales tax receivable related to these overpayments. In the quarter ended September 30, 2010, Batesville recognized an additional recovery of $0.6 million related to these over payments, the effect of which lowered operating expenses compared to the same three month period in the prior year.
Batesville — Fiscal Year Ended September 30, 2009, Compared to Fiscal Year Ended September 30, 2008
Revenue — Batesville’s net revenues for fiscal 2009 were down from the same period in fiscal 2008, decreasing $29.0 million or 4.3%. Burial unit volume decreased 6.5% or $45.8 million compared to the same period in fiscal 2008 and was the primary contributor to the reduction in net revenue. We believe this volume decrease was attributable to a lower number of reported deaths year-over-year, increased cremation rates, and aggressive price competition. We suspect that higher cremation rates were fueled by the onset of the economic recession which in turn caused the aggressive price competition for the remaining volume. Offsetting this impact was an increase in average selling price that contributed $24.5 million to revenue. Finally, during fiscal 2009, the unfavorable impact of currency fluctuations from a stronger U.S. dollar, mainly compared to the Canadian dollar resulted in decreased revenue of $7.7 million from the prior year.
Gross profit — Batesville’s gross profit for the year was down from the same period last year, decreasing $6.1 million or 2.2%. In addition to the revenue impacts noted above, cost of goods sold decreased $22.9 million. In Batesville’s manufacturing operations, $14.5 million of lower costs were due to the unfavorable impact of lower volume. Additionally, higher commodity costs of $1.2 million for steel and red metals offset cost savings of $1.0 million attributable to a number of other categories across manufacturing operations. During fiscal 2009, Batesville’s distribution operations benefited from a $5.9 million reduction in fuel cost as compared to the prior year. It also experienced a $2.7 million decrease in other distribution cost categories which were mainly related to lower employee benefit costs in similar fashion to its manufacturing operations.
Operating expenses — Batesville’s operating expenses decreased $0.8 million or 0.8% for fiscal year 2009 as compared to the same period in the prior year. In fiscal 2008, Batesville realized a $2.6 million decrease in its bad debt expense as a result of collecting a customer balance that had previously been nearly fully reserved (causing fiscal 2009 expense to be relatively higher). This increased expense was offset by a decrease in variable compensation of $1.7 million (tied to lower fiscal 2009 revenues) and a decrease of $1.1 million in legal fees related to antitrust litigation. The remaining decrease in core operating expenses of $0.6 million was attributable to other components of Batesville’s operating expense categories.

K-Tron Results	Fiscal Year Ended
	September 30, 2010
	(representing six months of operations since
	date of acquisition on April 1, 2010)
(amounts in millions)	Amount	% of Revenue
Revenue	$108.9	100.0
Gross profit	35.6	32.7
Operating expenses	33.4	30.7
Operating income	2.2	2.0
Depreciation and amortization	9.7	8.9

Results for K-Tron — Since we have only recently acquired K-Tron, we do not present comparative period results for variance analysis. K-Tron’s results for the last six months of fiscal 2010 were significantly impacted by the non-recurring effects of the “step ups” in value to inventories and backlog (e.g. the value of firm orders which are not yet complete for our customers) required by acquisition accounting. These “step ups” are being charged against income over the turnover period of the related inventories and acquired backlog. These “step ups” reduced gross profit and operating income by $11.6 million and $13.3 million, respectively, and increased operating expenses and amortization by $1.7 million.
The future revenue associated with K-Tron’s business lines is influenced by order backlog. This is typical for these business lines because of the lead time involved in manufacturing specialized equipment and parts for customers. Backlog can be an indicator of future revenue. However, it may not include many projects and parts orders that are booked and shipped within a quarter (e.g. it is substantially new equipment orders). The timing of order placement, size, and customer delivery dates can create unusual fluctuations in backlog. Backlog is also affected by foreign exchange fluctuations since a portion of the orders are denominated in currencies other than U.S. dollars.
When we acquired K-Tron, backlog was approximately $60.8 million. Based upon new orders accepted, less orders completed and shipped during the last six months of fiscal 2010, K-Tron’s backlog was approximately $57.1 million as of September 30, 2010. Revenues in the last six months of fiscal 2010 exceeded the orders placed for future delivery, causing the reduction in backlog as of the end of the year. The backlog decrease was largely driven by the completion of a multi-million dollar order during the fourth quarter of fiscal 2010.

Corporate Results	Fiscal Year Ended September 30,
(amounts in millions)	2010	2009	2008
Operating expenses *	$26.2	$23.4	$18.6
Business acquisition costs	10.2	—	—
Restructuring costs	3.0	—	—
Separation costs	—	0.1	15.6
Depreciation and amortization	0.9	0.9	0.4

*	excluding business acquisition, restructuring, and separation costs.
Corporate — Fiscal Year Ended September 30, 2010, Compared to Fiscal Year Ended September 30, 2009
Operating expenses* — We have excluded business acquisition, restructuring and separation costs because we believe this provides a clearer picture for analyzing our operating cost structure without the effects of these activities due to the significant and infrequent nature of these costs. Operating expenses increased $2.8 million or 12.0% for the year as compared to the same period in the prior year. The increases were primarily related to employee compensation and benefits costs of $2.6 million and variable compensation costs of $0.9 million which were offset by aggregate cost decreases of $0.7 million across other components of our corporate operations.
Business acquisition costs — During fiscal 2010, we incurred $10.5 million of business acquisition related costs, of which $10.2 million are included in our corporate costs for the fiscal year ended September 30, 2010. These non-recurring acquisition costs include advisory, legal, accounting, valuation, and other professional and consulting fees that are directly attributable to our acquisition of K-Tron.
Restructuring costs — During fiscal 2010, we incurred restructuring charges of $3.0 million related to our joint ownership interests in corporate aircraft that were distributed to us in connection with our separation from Hill-Rom. These restructuring charges resulted from our collective plans with Hill-Rom to sell or dispose of two (of four) of our jointly owned aircraft, and modifications to our aviation access and use agreements. The charges consist of $2.9 million in asset impairments related to two aircraft and approximately $0.1 million related to severance. This restructuring will optimize our future cost structure with our intended use of these aviation assets.

Corporate — Fiscal Year Ended September 30, 2009, Compared to Fiscal Year Ended September 30, 2008
Operating expenses* — During fiscal 2009, we substantially completed building teams and processes to support ourselves as a stand-alone public company. We also initiated our acquisition strategy and put in place people, processes, and resources to enable successful execution of that strategy. As a result of these activities, we incurred an increase in corporate operating costs of $12.2 million in fiscal 2009 as compared to the previous year. This increase was partially offset by the fact that we were no longer allocated corporate costs from Hill-Rom effective April 1, 2008. These allocated costs decreased by $7.4 in fiscal 2009 compared to the prior year.
Separation Costs — In fiscal year 2008, we incurred or were allocated $15.6 million in separation costs associated with the separation of the Company from Hill-Rom. Included in these non-recurring costs were $3.2 million tied to the acceleration of previously unvested stock grants, $1.1 million in stock option modification charges, and $4.4 million of investment banking and advisory fees. The balance of the costs were primarily legal and professional fees.

Other Income and Expense	Fiscal Year Ended September 30,
(amounts in millions)	2010	2009	2008
Interest expense	$4.2	$2.1	$2.2
Investment income and other	12.7	7.9	5.9
Interest expense — Interest expense increased $2.1 million for the year ended September 30, 2010, as compared to the same period in the prior year, due to increased borrowings on our revolving credit facilities (resulting from the acquisition of K-Tron) and issuance of 10 year, 5.5% fixed rate senior unsecured notes in the fourth quarter of fiscal 2010. Our revolving credit facility had an average weighted interest rate for fiscal 2010 of 0.8% as compared to 1.5% for fiscal 2009.
Fiscal 2009 marked our first full year as a stand-alone public company and our first full year of financing costs under our credit facility. Since our separation from Hill-Rom and generally throughout fiscal 2009, we had been paying down the credit facility. As a result of the lower average daily balances and the fact that we had lower weighted average interest rates, our costs decreased in fiscal 2009 over the same period in the prior year. The weighted average interest rate of the credit facility was 1.5% and 3.0% during the fiscal years 2009 and 2008, respectively.
Investment income and other — Investment income and other increased $4.8 million for the year ended September 30, 2010 as compared to the same period in the prior year. The primary driver of the increase was higher earnings from investments in limited partnerships in the current year, as compared to losses in the prior year (which resulted primarily from decreased values on investments held by the limited partnerships). This increase in investment income was partially offset by decreased interest income and realized losses and impairments on the sale of auction rate securities and lower interest income on our note receivable from Forethought (“Forethought Note”). See Note 13 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for more detailed information.
As was the case with interest expense described above, in fiscal 2009 we incurred our first full year of investment earnings or losses from assets that were transferred to us by Hill-Rom at the time of the separation. During fiscal year 2009, net losses from investments in affiliates (limited partnership investments) were $5.4 million due to decreased values within the affiliates’ investment portfolios. In comparison, we had no net earnings or losses from these investments in fiscal 2008. However, in the last quarter of fiscal year 2008, we recorded a $0.8 million other-than-temporary impairment loss on an investment in common stock. We earned higher interest income of $6.5 million, in aggregate, on the ARS and Forethought Note as compared to the prior year due to the fact that we held them for only six months in the previous year. We also received a right (the “Put”) from UBS Financial Services that allowed us to sell a portion of our existing ARS in the future. Since that time, we have been recording changes in the fair value of the Put and applicable ARS through our income statement and as expected, they essentially offset. (See the information within the notes to our consolidated financial statements in Part II, Item 8 of this Form 10-K and “Other Liquidity Matters” included within Liquidity and Capital Resources discussed below.)

Income Tax Expense	Fiscal Year Ended September 30,
(amounts in millions)	2010	2009	2008
Income tax expense	$54.1	$58.5	$60.1
Effective tax rate	37.0%	36.4%	39.2%
Income taxes — Our income tax rate was 37.0% for the year ended September 30, 2010, an increase of 0.6% over the same period in the prior year. The increase in the effective tax rate was primarily attributable to non-deductible business acquisition costs, higher state income tax rates, and adjustments resulting from periodic reconciliation of our tax accounts to subsequent tax filings. These effects were somewhat offset by favorable changes in our income tax reserves.
Our income tax rate for fiscal 2009 was 36.4%, which was 2.8% lower than the prior year. This reduction was primarily due to separation costs we incurred in fiscal 2008 that were not deductible for income tax purposes and a partial disallowance of the domestic production activities deduction in fiscal 2008 due to the separation.
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
Second, we will tell you about how we see operating, investing, and financing cash flows being impacted for the next 12 months. While it’s not a certainty, we will tell you where we think cash will come from and how we intend to use it. We will also talk about significant risks or possible changes to our thinking that could change our expectations.
Third, we will tell you about other significant matters that could affect our liquidity on an ongoing basis.
A summary of our cash flows for the last three years is as follows:

	Fiscal Year Ended September 30,
(amounts in millions)	2010	2009	2008
Cash flows provided by (used-in)
Operating activities	$118.2	$123.2	$101.8
Investing activities	(348.7)	(5.3)	(4.2)
Financing activities*	289.8	(97.4)	(94.4)
Effect of exchange rate changes on cash and cash equivalents	3.9	—	(0.4)

Increase in cash and cash equivalents	$63.2	$20.5	$2.8

*	Also includes net cash and cash equivalents provided to our parent company prior to separation on March 31, 2008.

Operating Activities
Our operating cash flow was $5.0 million lower in fiscal year 2010 as compared to fiscal year 2009. The noteworthy changes in its components were as follows:
•
We incurred $10.5 million in business acquisition related costs in fiscal 2010, substantially all of which were paid by the end of the period. These costs reduced both our profitability and our operating cash flow in fiscal 2010.

•
Cash payments for income taxes increased $21.0 million from fiscal year 2009. This change was primarily related to a significant change in the cash (current) and non-cash (deferred) components of our income tax expense. With the acquisition of K-Tron, a higher portion of our tax expense was current (meaning higher cash payments) offset by non-cash deferred income tax benefits.

•
We paid $3.0 million less in defined benefit plan contributions in fiscal year 2010 as compared to the prior year primarily resulting from lower discretionary payments made in the current year as compared to the fiscal 2009.

•	We made cash payments of $5.5 million to fund a rabbi trust associated with our deferred compensation program in fiscal 2010.

•	K-Tron’s core pre-tax operating cash flows contributed approximately $16.9 million to our consolidated operating cash flows for the last 6 months of fiscal 2010.

•	In July 2010, we received from Forethought our first $10.0 million interest payment on the Forethought Note.
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

•
Cash payments for income tax payments decreased $8.7 million from fiscal year 2008, including amounts paid to or received from Hill-Rom to settle our pre-separation income tax obligations. This change was the result of the timing between when we had made these payments to Hill-Rom (prior to separation) and the timing of when we now make them directly to tax authorities as a separate company.

•
We paid $3.2 million more in defined benefit plan contributions in fiscal year 2009 as compared to fiscal 2008 resulting from a discretionary payment of $7.8 million made this year. We made this payment in order to improve the funding level of our plans.

Investing Activities
The significant increase in our net investing activities in fiscal 2010 over fiscal 2009 was driven by a $369.0 million net cash payout to acquire K-Tron and higher capital project spending of $6.3 million, all of which was offset by the $37.2 million liquidation of a portion of our ARS and investments.
Our net investing activities in fiscal year 2009 were essentially flat from fiscal 2008. The modest change was due to cash invested in and returned from investment assets we received in connection with the separation.
Financing Activities
Net cash receipts from financing activities for fiscal 2010 increased $387.2 million, primarily related to $375.0 million of borrowings under our revolving credit facilities to fund the acquisition of K-Tron, and $148.4 million of proceeds from the issuance of 5.5% senior unsecured notes (the “Notes”). The proceeds from the Notes were subsequently used to pay-down $100 million owed on our revolving credit facility and the remaining amount was used to fund working capital needs.

On July 24, 2008, our Board of Directors authorized the Company to repurchase up to $100 million of our outstanding common stock. The amount of repurchase activity will depend on a variety of factors including the level of cash generated from operations, the market price of our stock, repayments we elect to make on the credit facility, and the use of cash from operations in support of other business growth opportunities. During fiscal year 2008, we elected to purchase 0.3 million shares of our common stock for $6.2 million. In fiscal year 2009, we purchased an additional 0.7 million shares for $12.5 million. There were no purchases of stock in fiscal 2010.
12 Month Outlook
At the present time, we expect the future profitability of Batesville, K-Tron and the cost structure of our corporate operations to drive our net operating cash flow. The specifics that follow are known factors that can introduce volatility to that general premise over the next twelve months.
Operating activities
We made a $4.0 million discretionary contribution to one of our pension plans in June 2010. Although we are not required to do so, we may decide to make a contribution to our defined retirement plan in 2011. Any amount will be based on the performance of the assets within the plan, business developments, and overall economic activity. We expect the maximum amount of any contribution to be $30 million. We will continue to monitor plan funding levels in order to optimize our capital deployment and determine the final discretionary amount during fiscal 2011. Any contributions we make will reduce our net cash flow from operations.
As discussed in Note 5 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, in July 2010, we issued $150.0 million in principal amount 5.5% fixed rate senior unsecured notes, due July 2020. These Notes will require annual interest payments of approximately $8.2 million which will reduce our operating cash flow.
Investing activities
In addition to our traditional level of capital expenditures, we are now including the annual sustaining capital expenditures of K-Tron. Over the past three calendar years, those expenditures have been between $1.8 million to $3.7 million annually.
We can be called upon by our private equity limited partnership investments to provide additional investment funds, the maximum amount being $3.1 million in the aggregate.
We expect to continue moving forward with our acquisition strategy in order to increase our growth rate for revenues and earnings. However, any additional acquisitions will depend on whether suitable opportunities are available. We expect to fund future acquisitions primarily with cash on hand and cash flows from operations.
Financing activities
We currently expect that comparable quarterly cash dividends will continue to be paid in the future and will require approximately $11.8 million each quarter based on our outstanding common stock at September 30, 2010. We may use additional cash generated by the business to pay down our revolving credit facility, depending on our working capital needs or as discussed under investing activities, we may utilize availability under the revolving credit facility to finance acquisitions. We may also resume purchasing additional shares of our common stock, depending on market conditions.
Summary of 12 Month Outlook
We believe that cash on hand, cash generated from operations, and cash available under our credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations.

Other Liquidity Matters
At September 30, 2010, we held $11.9 million in a portfolio of ARS (consisting of highly rated tax exempt state and municipal securities, the majority of which are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program) recorded at fair value. We have estimated the current fair value of the portfolio based upon observed pricing on similar assets as of September 30, 2010. Although the underlying securities in the portfolio consist of creditworthy borrowers with AAA or A3 debt ratings, market conditions and auction failures have adversely impacted the liquidity of these securities. If current market conditions do not improve, or worsen, we may not be able to readily convert these securities to cash, and our earnings could suffer as a result.
Although we are not dependent on any cash flows from the Forethought Note to fund our operating activities, we regularly evaluate the Forethought Note for impairment based upon collectability. If, based upon these evaluations, it is probable that the Forethought Note will not be paid in accordance with its terms, it will be deemed impaired. Based upon information available to us regarding conditions existing on or prior to September 30, 2010, the Forethought Note is not impaired. We estimate the fair value of the Forethought Note based upon a comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk, adjusted for liquidity considerations. We estimate that the fair value of the Forethought Note (and related interest receivable) has increased from $109.0 million at September 30, 2009, to $127.0 million at September 30, 2010. This increase in estimated fair value was caused by the natural decline in the period to maturity (closer to the collection date), offset by an increase in the required yield to maturity (discount rate) observed in the marketplace on comparable debt instruments (adjusted for a liquidity premium). The model used in estimating the fair value of the Forethought Note primarily utilizes market data and is not intended to imply that some or all of the future payments due under the Forethought Note will not be collected when due from Forethought.
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
As of September 30, 2010, we: (i) had $6.7 million outstanding, undrawn letters of credit under the Facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had complete access to the remaining $138.3 million of borrowing capacity available under the Facility. In addition to the amounts above, we had $6.0 million in outstanding letters of credit and bank guarantees to other financial institutions as of September 30, 2010. A portion of these arrangements is secured by our operating facility in Switzerland and $0.3 million of restricted cash at September 30, 2010.
The covenants under the Distribution Agreement with Hill-Rom effectively prevent us from incurring any additional debt to finance an acquisition based upon our financial position as of September 30, 2010. However, we may utilize existing cash on hand and cash generated from future operations to fund future acquisitions. Our capacity to borrow for acquisitions may increase as cash on hand and our earnings (as defined under the Distribution Agreement) increase over time.

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
To provide visibility to matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2010:

Contractual Obligations	Payment Due by Period
		Less
		Than 1	1-3	4-5	After 5
(amounts in millions)	Total	Year	Years	Years	Years
Operating lease obligations	$15.9	$7.1	$8.0	$0.8	$—
Purchase obligations (1)	45.5	40.0	5.3	0.2	—
Defined benefit plan funding (2)	87.8	7.1	28.7	31.4	20.6
Other long-term liabilities (3)	25.2	3.5	4.2	1.6	15.9
Capital call arrangements (4)	3.1	3.1	—	—	—
Revolving credit facility (5)	255.0	—	255.0	—	—
10 year, 5.5% fixed rate senior unsecured notes (6)	150.0	—	—	—	150.0

Total contractual obligations	$582.5	$60.8	$301.2	$34.0	$186.5

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

(2)
The defined benefit plan funding represents payments to comply with non-discretionary requirements based upon plan funding at September 30, 2010, and excludes any 2011 discretionary contribution. In the event we choose to make a discretionary contribution, we expect the maximum amount to be $30.0 million. The estimated discretionary contribution amount is highly volatile, depending on fiscal 2011 asset performance, business developments, and overall economic activity.

(3)	Other long-term liabilities include the forecasted liquidation of liabilities related to our casket pricing obligation, self-insurance reserves, and long-term severance payments.

(4)	We could be called upon by our private equity limited partnership investments to provide additional investment funds, the maximum amount being $3.1 million in aggregate.

(5)
Our revolving credit facility expires in March 2013. Although we may make earlier principal payments at our discretion, we have reflected the principal balance due at expiration in the table above, because that is when we are required to repay.

(6)
During July 2010, we issued $150.0 million of 10 year, 5.5% fixed rate senior unsecured notes, a portion of which we used to pay-down outstanding amounts on our revolving credit facility. Beginning January 2011, we will be required to make semi-annual interest payments on our debt, with the principal balance becoming due in July 2020.

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
Revenue Recognition
Revenue for our products is most often recognized upon delivery of the products to the customer, but in no case prior to when the risk of loss and other risks and rewards of ownership are transferred. Net revenues reflect gross revenues less sales discounts, customer rebates, sales incentives, and product returns, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. We estimate these allowances based both upon historical rates and projections of customer purchases toward contractual rebate thresholds.
Some of our revenues associated with K-Tron involve multiple elements (i.e. various components to an overall larger order being manufactured for the customer.) Periodically these elements are transferred to the customer at different times pursuant to the customer’s requirements. In these circumstances we may estimate the sales value of the individual elements in order to determine the appropriate amount of revenue to recognize on the transferred elements.
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
Auction Rate Securities
The accounting for our auction rate securities requires us to estimate the fair value of these assets in a current environment where there is not an active market to easily establish that value. Prior to July 1, 2010, we utilized a valuation model based upon a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model included estimates of, based on available data, interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. In the fourth quarter of fiscal 2010, we began to value the ARS based upon secondary market pricing on observed transactions. We moved to this approach as we believe the pricing now occurring in the secondary market represents the “highest and best use” valuation of the ARS. The risk exists that the volatile nature of secondary market pricing may not be reflective of actual realizable value in the future.

Note Receivable from Forethought
We evaluate the note receivable from Forethought for impairment based upon collectability. If, based upon this evaluation, it is probable that the note will not be paid in accordance with its terms, the note will be deemed impaired. Performing an impairment evaluation of the note requires us to exercise significant judgments as to whether Forethought has the financial wherewithal to make the scheduled payments based upon events or conditions that we are aware of existing on or prior to the balance sheet date. The note agreement provides us access to various kinds of financial information from Forethought including:
•	Available capital and surplus within Forethought’s primary insurance operations, an indicator of liquidity of the entity;

•	Embedded Value, an indicator of enterprise value and an indicator of the ability of the entity to raise capital;

•	Forethought’s recent investment portfolio results and the quality of the related investments;

•	GAAP equity, an indicator of financial strength; and

•	Recent GAAP and Statutory financial results (income, loss and related cash flow effects).
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

Performance Stock-Based Compensation
The vesting of our performance-based restricted stock and units (collectively “PBUs”) is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period income in excess of our weighted average cost of capital over a three-year period and a corresponding service requirement. The value of an award is based upon the fair value of our common stock at the date of grant. Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the PBU table in Note 11 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K. We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection if it has changed significantly. As a result, depending on the degree to which we achieve the performance criteria or our projection changes, our expenses related to the PBUs may become more volatile as we approach the final performance measurement date at the end of the three years. This increase in volatility is due to the fact that we must “true up” (increasing or reducing) previously recorded compensation expense as the projection of performance changes. Thus any one period’s financial results could be significantly affected by the cumulative effect of the “true up.” Preparing the projection of performance requires us to exercise significant judgments as to the expected outcome of final performance up to three years in the future. In making the projection, we consider both actual results and probable business plans for the future. At September 30, 2010, we have recorded cumulative compensation expense associated with unvested PBUs of $5.9 million, which continues to be subject to periodic “true ups” as the related PBUs approach the final performance measurement date.
Retirement and Postretirement Plans
We sponsor retirement and postretirement benefit plans covering a majority of our employees. Expense recognized in relation to such plans is based upon actuarial valuations. Inherent in those valuations are key assumptions including discount rates, expected returns on assets, and projected future salary rates. The discount rates used in the valuation of our defined benefit pension and postretirement benefit plans are evaluated annually based on current market conditions. In setting the discount rate, we use a yield curve approach to discount each expected cash flow of the liability stream at an interest rate applicable to the timing of each cash flow based on corporate bond rates. These present values are then converted into an equivalent weighted-average discount rate. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase for pension benefits is also based on our specific historical trends of past wage adjustments in recent years and expectations for the future.
Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our weighted average expected rate of return on pension assets is 7.6%, 7.75%, and 8.0% at the end of fiscal 2010, 2009 and 2008 respectively. A 25 basis point increase in the expected rate of return on domestic pension assets of $169.2 million reduces annual pension expense by approximately $0.5 million. The weighted average discount rate decreased to 4.8% and 4.5% at the end of fiscal 2010 for the pension and postretirement healthcare plan expense, respectively. A 50 basis point decrease in the discount rate increases the annual domestic pension expense by approximately $1.4 million. The impact of this decrease to our postretirement healthcare plan expense would be less than $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates. Based upon the new rates and assumptions, we expect the aggregate expense associated with our defined benefit plans to decrease from $9.5 million in fiscal 2010 to $9.0 million in fiscal 2011. See Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.
Uncertain Income Tax Positions
On October 1, 2007, we adopted the accounting standard that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In assessing the need for reserves for uncertain tax positions, we have to make judgments regarding the technical merit of a tax position, and when necessary, an estimate of the settlement amount based upon what we think is the probability of the outcome. At September 30, 2010, we had reserves of $7.2 million established for uncertain tax positions based upon our estimates. Our ability to make and update these estimates is limited to the information we have at any given point in time. This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others. As information available to us evolves, we update our reserves quarterly. These updates can result in volatility to our income tax rate (particularly to a given quarter) if new information or developments result in a significant change in our estimate.

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
Depreciable and Amortizable Lives of Long-Lived Assets
The recording of depreciation and amortization expense requires management to exercise significant judgment in estimating the economic useful lives of long-lived assets, particularly intangible assets. With the acquisition of K-Tron, the amortization associated with these estimates is much more significant to our financial statements than in the past.
Management’s assumptions regarding the following factors, among others, affect the determination of estimated economic useful life: management’s experience with similar assets; changes in technology, utilization, wear and tear; estimated cash flows expected to be generated by the asset; and changes in market demand. As our assessment is performed on a periodic basis, changes in any management assumptions may result in a shorter or longer estimated useful life for an asset than originally anticipated. In such a case, we would depreciate or amortize the remaining net book value of the asset over the new estimated remaining life, thereby increasing or decreasing depreciation or amortization expense per year on a prospective basis. As a result, our estimates at any point in time may not be indicative of future circumstances.
Asset Impairment Determinations
Accounting standards require that goodwill and indefinite-lived intangible assets be tested for impairment at least annually or when circumstances would suggest that an impairment may have occurred. Testing of either goodwill or indefinite-lived assets requires that we estimate the fair value of the asset in question.
Estimating fair value for these assets typically requires us to exercise significant judgment, particularly for asset values that are not easily determined by reference to market data. Often estimates for these types of assets are developed using valuation models that require both historical and forecasted inputs, as well as “market participant” expectations. Thus the valuation is directly affected by the inputs we judge as best under the given circumstances. In analyzing the future cash flows of various assets, critical assumptions we make may include some of the following:
•	The intended use of assets and the expected cash flows resulting directly from such use;

•	Industry-specific economic conditions;

•	Customer preferences and behavior patterns; and

•	The impact of applicable regulatory initiatives, if any.

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
Tangible and other intangible assets that are subject to depreciation and amortization are also evaluated when circumstances would suggest that an impairment may have occurred. Testing of these assets require that we estimate future cash flows associated with the asset(s) in question.
Recently Issued and Adopted Accounting Standards
For a summary of recently issued and adopted accounting standards applicable to us, see Note 2 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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
We are exposed to various market risks. We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. Our primary exposures are to: collection risk (customer receivables and our Forethought note); fluctuations in market prices for certain purchases of commodities; variability in exchange rates in foreign locations; and volatility in the fair value of our investments. We also have some interest rate exposure. What follows are the specifics.
We have an outstanding note receivable (the “Forethought Note”) and related interest receivable from Forethought with an aggregate carrying value of $144.8 million as of September 30, 2010. The primary risk with the Forethought Note is collection. Should Forethought underperform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted, resulting in a material adverse impact on our financial condition and results of operations. We currently do not expect this to be the case. We estimate the fair value of the note receivable from Forethought based upon comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk adjusted for liquidity considerations. Based upon market data available to us, we estimate that the fair value of the note and accrued interest is approximately $127.0 million, based upon an estimated yield to maturity of approximately 14% as of September 30, 2010. This is approximately $17.8 million below its carrying value at September 30, 2010. An increase or decrease of 1% in the discount rate utilized to estimate the fair value of the note (including interest receivable) would indicate a change in fair value of approximately $4.0 million.
We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, wood, red metals, and fuel. While these materials are typically available from multiple suppliers, commodity raw materials are subject to market price fluctuations. We generally buy these commodities based upon market prices that are established with the supplier as part of the purchasing process. We generally attempt to obtain firm pricing from our larger suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or if our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain supply chain efficiencies to offset increases in commodity costs.

We have a portfolio of ARS (with an estimated fair value of $11.9 million as of September 30, 2010). The primary risk here is the lack of a liquid market to sell these investments. If current market conditions do not improve, we may not be able to readily convert the ARS to cash, exposing us to a longer-term risk of impairment, and our earnings could be adversely affected.
We are subject to volatility in our investment portfolio. The investment portfolio includes private equity limited partnerships (“LPs”) and common stock with an aggregate carrying value of $18.2 million at September 30, 2010. These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments, and other factors, resulting in an adverse impact. The changes in the fair value of the LPs’ underlying investment portfolios can impact us significantly because we record our share of the change in our income statement under the equity method of accounting.
Our pension plans’ assets are also subject to volatility that can be caused by fluctuation in general economic conditions. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies. Those policies subject investments to the following restrictions in our domestic plan: short-term securities must be rated A2/P2 or higher, fixed income securities must have a quality credit rating of “BBB” or higher, and investments in equities in any one company may not exceed 10% of the equity portfolio. Our income statement is currently shielded from volatility in plan assets due to the way accounting standards are applied for pension plans, although favorable or unfavorable investment performance over the long term will impact our pension expense if it deviates from our assumption related to future rate of return.
With the addition of K-Tron, our exposure to exchange rates are primarily (i) the U.S. dollar versus each of the Swiss franc, the euro, the British pound sterling, the Canadian dollar, and the Swedish krona: and (ii) the Swiss franc versus the euro and the British pound sterling. From time to time we may enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions, primarily forecasted intercompany purchasing. Foreign cash balances in currencies other than the Swiss franc are limited in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss operations. As of September 30, 2010, a 10% change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a change in pre-tax earnings of approximately $0.6 million. This hypothetical change on transactional exposures is based on the difference between the September 30, 2010, actual foreign exchange rates and hypothetical rates assuming a 10% change in foreign exchange rates on that date. We expect to expand our hedging program in fiscal 2011 to help reduce earnings volatility that could occur associated with the non-Swiss franc balances of our Swiss operations.
The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet. Using the example above, the hypothetical change in CTA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates. The result of this calculation would be to change shareholders’ equity by approximately $21.1 million as of September 30, 2010.
At September 30, 2010, we had $255.0 million outstanding under our $400 million revolving credit facility. We are subject to interest rate risk associated with our revolving credit facility which bears a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate. The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Assuming our borrowings were to remain at $255.0 million for 12 months; a 1% move in the related interest rates would increase or decrease our annual interest expense by approximately $2.6 million.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We have excluded K-Tron International, Inc. (“K-Tron”) from our assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2010 because it was acquired by us in a purchase business combination on April 1, 2010. The total assets and total revenues acquired in the acquisition of K-Tron represent approximately 14.8% and 14.5%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended September 30, 2010.
Based on our assessment, under the criteria established in Internal Control — Integrated Framework, issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of September 30, 2010.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Theodore S. Haddad, Jr.
Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Hillenbrand, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand, Inc. and its subsidiaries (the “Company”) at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded K-Tron from its assessment of internal control over financial reporting as of September 30, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded K-Tron from our audit of internal control over financial reporting. K-Tron is a wholly-owned subsidiary whose total assets and total revenues represent 14.8% and 14.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2010.

/s/ PricewaterhouseCoopers LLP Indianapolis, Indiana
November 23, 2010

HILLENBRAND, INC.
Consolidated Statements of Income
(amounts in millions, except per share amounts)

	Fiscal Year Ended September 30,
	2010	2009	2008
Net revenue	$749.2	$649.1	$678.1
Cost of goods sold	435.9	374.7	397.6

Gross profit	313.3	274.4	280.5
Operating expenses (including business acquisition, restructuring, and separation costs)	175.4	119.4	130.9

Operating profit	137.9	155.0	149.6
Interest expense	(4.2)	(2.1)	(2.2)
Investment income and other	12.7	7.9	5.9

Income before income taxes	146.4	160.8	153.3
Income tax expense	54.1	58.5	60.1

Net income	$92.3	$102.3	$93.2

Income per common share — basic and diluted	$1.49	$1.66	$1.49

Weighted average common shares outstanding — basic and diluted	61.9	61.7	62.5

Cash dividends per common share *	$0.75	$0.74	$0.365

*	Our first dividend as a stand-alone public company was paid June 30, 2008. Accordingly, there are no dividends reported for the first two quarters of fiscal year 2008.
See Notes to Consolidated Financial Statements.

HILLENBRAND, INC.
Consolidated Balance Sheets
(amounts in millions)

	September 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$98.4	$35.2
Trade receivables, net	109.0	85.2
Inventories, net	64.9	42.5
Auction rate securities and related Put right	—	30.1
Interest receivable from Forethought Financial Group, Inc.	10.0	10.0
Deferred income taxes	25.1	21.5
Other current assets	15.4	8.4

Total current assets	322.8	232.9
Property, net	109.6	85.3
Intangible assets, net	423.0	16.3
Auction rate securities	11.9	18.8
Note and interest receivable from Forethought Financial Group, Inc., long-term portion	134.8	132.8
Investments	18.2	18.8
Deferred income taxes	—	35.0
Other assets	31.8	21.2

Total Assets	$1,052.1	$561.1

LIABILITIES
Current Liabilities
Revolving credit facility, current portion	$—	$60.0
Trade accounts payable	26.9	13.1
Accrued compensation	35.7	25.6
Accrued customer rebates and advances	27.1	18.8
Other current liabilities	28.3	17.4

Total current liabilities	118.0	134.9
Long-term debt, less current portion above	403.4	—
Accrued pension and postretirement healthcare, long-term portion	88.7	84.5
Deferred income taxes	35.7	—
Other long-term liabilities	34.4	37.7

Total Liabilities	680.2	257.1

Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 199.0 shares authorized; 63.1 and 62.8 shares issued, 62.3 and 61.9 shares outstanding, of which 0.6 and 0.3 are restricted at September 30, 2010 and 2009, respectively	—	—
Additional paid-in-capital	304.9	297.6
Retained earnings	124.8	79.3
Treasury stock, at cost; 0.8 and 0.9 shares at September 30, 2010 and 2009, respectively	(14.8)	(17.5)
Accumulated other comprehensive loss	(43.0)	(55.4)

Total Shareholders’ Equity	371.9	304.0

Total Liabilities and Shareholders’ Equity	$1,052.1	$561.1

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
Consolidated Statements of Cash Flows
(Amounts in millions)

	Fiscal Year Ended September 30,
	2010	2009	2008
Operating Activities:
Net income	$92.3	$102.3	$93.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28.5	18.6	19.1
Provision (benefit) for deferred income taxes	(18.5)	3.2	(3.1)
Net loss (gain) on disposal or impairment of property	3.0	0.2	(0.1)
Net loss (gain) on auction rate securities, related Put right, and investments	2.4	—	0.8
Interest income on Forethought note receivable, net of cash received	(2.0)	(12.4)	(5.8)
Equity in net (income) loss from affiliates	(3.1)	5.4	—
Distribution of earnings from affiliates	0.3	0.3	—
Stock-based compensation	7.6	6.7	1.6
Trade accounts receivable	(4.9)	3.0	2.0
Inventories	20.9	6.1	(1.7)
Other current assets	(3.1)	2.4	(3.6)
Trade accounts payable	0.9	(2.6)	(2.5)
Accrued expenses and other current liabilities	2.7	(3.6)	(1.8)
Income taxes prepaid or payable	(3.4)	—	7.7
Defined benefit plan funding	(6.5)	(9.5)	(6.3)
Defined benefit plan expense	9.5	4.7	4.9
Other, net	(8.4)	(1.6)	(2.6)

Net cash provided by operating activities	118.2	123.2	101.8

Investing Activities:
Capital expenditures, both tangible and intangible	(16.3)	(10.0)	(10.0)
Acquisitions of businesses, net of cash acquired	(371.5)	—	(0.4)
Proceeds on disposal of property	0.3	0.2	0.5
Proceeds from redemption and sales of auction rate securities and investments	37.2	2.3	4.3
Capital contributions to affiliates	(0.3)	(0.6)	—
Return of investment capital from affiliates	1.9	2.8	1.4

Net cash used in investing activities	(348.7)	(5.3)	(4.2)

Financing Activities:
Proceeds from revolving credit facilities	464.7	40.0	265.0
Repayments on revolving credit facilities	(276.8)	(80.0)	(165.0)
Proceeds from issuance of senior unsecured notes	148.4	—	—
Payment of dividends on common stock	(46.2)	(45.6)	(22.8)
Purchase of common stock	—	(12.5)	(6.2)
Proceeds from issuance of common stock	1.8	0.7	0.4
Cash received from parent in connection with separation	—	—	125.4
Net change in advances to former parent	—	—	(290.3)
Financing costs and other	(2.1)	—	(0.9)

Net cash provided by (used in) financing activities	289.8	(97.4)	(94.4)

Effect of exchange rate changes on cash and cash equivalents	3.9	—	(0.4)

Net cash flows	63.2	20.5	2.8

Cash and cash equivalents:
At beginning of period	35.2	14.7	11.9

At end of period	$98.4	$35.2	$14.7

Cash paid during the period for interest	$1.8	$2.1	$2.0
Cash paid during the period (net of refunds) for income taxes (including amounts paid to our former parent)	$75.7	$54.7	$63.4
See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(amounts in millions)

			Additional				Accumulated	Parent
	Common Stock		Paid-in	Retained	Treasury Stock		Other	Company
	Shares	Amount	Capital	Earnings	Shares	Amount	Comprehensive Loss	Investment	Total
Balance at September 30, 2007	—	$—	$—	$—		$—	$(12.6)	$193.5	$180.9
Adoption of accounting standard for uncertain income tax positions	—	—	—	—	—	—	—	(1.8)	(1.8)
Change in parent company investment	—	—	—	—	—	—	—	(290.3)	(290.3)
Comprehensive income:
Change in items not recognized as a component of net pension and postretirement healthcare costs (net of taxes of $3.5)	—	—	—	—	—	—	(5.7)	—	(5.7)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Change in unrealized gain on derivative instruments (net of taxes of $0.2)	—	—	—	—	—	—	0.3	—	0.3
Change in net unrealized gain on available for sale securities (net of taxes of $0.2)	—	—	—	—	—	—	(0.3)	—	(0.3)
Net income generated prior to separation	—	—	—	—	—	—	—	47.3	47.3
Net income generated subsequent to separation	—	—	—	45.9	—	—	—	—	45.9

Total comprehensive income									87.5

Issuance of common stock related to stock awards or options	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation	—	—	1.6	—	—	—	—	—	1.6
Contribution of net assets from Hill- Rom	—	—	1.0	—	—	—	3.5	334.6	339.1
Issuance of common stock to Shareholders of Hill-Rom	62.4	—	283.3	—	—	—	—	(283.3)	—
Purchases of common stock	—	—	—	—	0.3	(6.2)	—	—	(6.2)
Dividends on common stock	—	—	0.1	(22.9)	—	—	—	—	(22.8)

Balance at September 30, 2008	62.4	—	286.4	23.0	0.3	(6.2)	(14.8)	—	288.4
Comprehensive income:
Change in items not recognized as a component of net pension and postretirement healthcare costs (net of taxes of $20.5)	—	—	—	—	—	—	(35.5)	—	(35.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(0.5)	—	(0.5)
Change in unrealized gain on Derivative instruments (net of taxes of $0.6)	—	—	—	—	—	—	(1.1)	—	(1.1)
Change in net unrealized gain on available for sale securities (net of taxes of $0.6)	—	—	—	—	—	—	1.1	—	1.1
Net income	—	—	—	102.3	—	—	—	—	102.3

Total comprehensive income									66.3

Issuance of common stock related to stock awards or options	0.4	—	(0.5)	—	(0.1)	1.2	—	—	0.7
Stock-based compensation	—	—	6.7	—	—	—	—	—	6.7
Adjustment to net assets from Hill- Rom	—	—	4.6	—	—	—	(4.6)	—	—
Purchases of common stock	—	—	—	—	0.7	(12.5)	—	—	(12.5)
Dividends on common stock	—	—	0.4	(46.0)	—	—	—	—	(45.6)

Balance at September 30, 2009	62.8	—	297.6	79.3	0.9	(17.5)	(55.4)	—	304.0
Comprehensive income:
Change in items not recognized as a component of net pension and postretirement healthcare costs (net of taxes of $0.5)	—	—	—	—	—	—	(1.0)	—	(1.0)
Change in foreign currency translation adjustment	—	—	—	—	—	—	12.2	—	12.2
Change in unrealized gain on derivative instruments (net of taxes of $0.4)	—	—	—	—	—	—	0.7	—	0.7
Change in net unrealized gain on available for sale securities (net of taxes of $0.3)	—	—	—	—	—	—	0.5	—	0.5
Net income	—	—	—	92.3	—	—	—	—	92.3

Total comprehensive income									104.7

Issuance of common stock related to stock awards or options	0.3	—	(0.9)	—	(0.1)	2.7	—	—	1.8
Stock-based compensation	—	—	7.6	—	—	—	—	—	7.6
Dividends on common stock	—	—	0.6	(46.8)	—	—	—	—	(46.2)

Balance at September 30, 2010	63.1	$—	$304.9	$124.8	0.8	$(14.8)	$(43.0)	$—	$371.9

See Notes to Consolidated Financial Statements.

HILLENBRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
1. Distribution and Description of the Business
Until the close of business on March 31, 2008, Hillenbrand, Inc. (“Hillenbrand”), formerly known as Batesville Holdings, Inc., was a wholly-owned subsidiary of Hillenbrand Industries, Inc. After the close of business on March 31, 2008, Hillenbrand Industries, Inc., at the approval of its Board of Directors, completed a tax free pro-rata distribution to its shareholders of 100% of the common shares of Hillenbrand (the “Distribution”). Effective April 1, 2008, Hillenbrand began trading on the New York Stock Exchange (“NYSE”) under the symbol “HI” as an independent public company. Contemporaneously, Hillenbrand Industries, Inc. changed its name to Hill-Rom Holdings, Inc. (“Hill-Rom”). The Distribution is described in detail in our information statement dated March 17, 2008, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2008. Unless the context otherwise requires, the terms “the Company,” “we,” “our” and “us” refers to Hillenbrand. The term “Hill-Rom” or “parent” refers to Hill-Rom Holdings, Inc. as well as its predecessor, Hillenbrand Industries, Inc.
Significant Components of the Distribution
In connection with the Distribution, we executed the following transactions:
•	Hill-Rom transferred to us on March 31, 2008:
•	Investments in private equity limited partnerships and common stock (carrying value of $27.9) and a note receivable from Forethought Financial Group, Inc. (carrying value of $124.6).

•	Auction rate securities (carrying value of $55.3 plus interest receivable of $0.8).

•	Net unrealized gains on available for sale securities (net of taxes), of $3.3 as a component of accumulated other comprehensive loss.

•
A joint ownership interest in the corporate conference center facilities (carrying value of $1.2) and the corporate aircraft (carrying value of $6.3), in addition to other fixed assets (carrying value of $0.6).

•
Various deferred income tax assets and liabilities associated with the assets described above (net asset carrying value of $0.4), our share of prepaid income taxes (carrying value of $14.6), and income taxes payable to Hill-Rom generated by our operations through the date of separation (carrying value of $19.2).

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

Nature of Operations
Hillenbrand, Inc. is the parent holding company of its wholly-owned subsidiaries, Batesville Services, Inc. (“Batesville”) and K-Tron International, Inc. (“K-Tron”) which are more fully described below. Hillenbrand oversees the operations of its subsidiaries, allocates resources among them, and manages their capital structures.
Through Batesville, we are the leader in the North American death care products industry where we manufacture, distribute, and sell funeral service products to licensed funeral directors who operate licensed funeral homes. Our Batesville branded products consist primarily of burial caskets but also include cremation caskets, burial vaults, containers and urns, selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including web based applications and the creation and hosting of websites for licensed funeral homes.
Through the acquisition of K-Tron, we design, produce, market, and service material handling equipment and systems for a wide variety of industrial markets, particularly in the plastics, food, chemical, pharmaceutical, power generation, coal mining, pulp and paper, wood and forest products, and biomass energy generation industries. K-Tron serves the bulk solids material handling market, which focuses primarily on feeding and pneumatic conveying equipment, size reduction equipment, conveying systems, and screening equipment.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated historical results of operations, financial position, and cash flows of the Company (including K-Tron subsequent to its acquisition on April 1, 2010, and those of the former funeral services business of Hill-Rom). Management believes the assumptions underlying the consolidated financial statements, including the assumptions utilized to allocate general corporate overhead costs from Hill-Rom, are reasonable. However, these consolidated financial statements do not include all of the actual expenses that would have been incurred had the Company been a stand-alone entity during the periods prior to the Distribution on March 31, 2008, and do not reflect the consolidated results of operations, financial position, and cash flows as if the Company had been a stand-alone company during those earlier periods. See Note 6 for further information regarding allocated expenses.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Accordingly, management exercises judgment in making these estimates. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, the collectability of our note receivable from Forethought Financial Group, Inc. (“Forethought”), the establishment of reserves related to our customer rebates, allowance for doubtful accounts and early pay discounts, inventories, income taxes, accrued litigation, self insurance reserves, and the estimation of fair value associated with our auction rate securities.
Cash and Cash Equivalents
Subsequent to the Distribution, we instituted our own cash management program, including the overnight transfer of account balances into money market funds. Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly liquid investments with original maturities of three months or less.

Trade Receivables
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest, unless they become past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable portfolio. The allowance for cash discounts and sales returns reserve are based upon historical experience and trends. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. We generally hold our trade accounts receivable until they are paid. At September 30, 2010 and 2009, we had reserves against our trade receivables of approximately $20.1 and $17.3, respectively.
Inventories
Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 57% and 83% of our inventories at September 30, 2010 and 2009, respectively. Costs of remaining inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories consisted of the following:

	September 30,
	2010	2009
Raw materials and components	$26.6	$11.5
Work in process	6.7	0.5
Finished goods	34.8	31.6
Reserves for excess or obsolescence	(3.2)	(1.1)

Total inventories	$64.9	$42.5

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $12.3 and $13.2 higher than reported at September 30, 2010 and 2009, respectively.
Properties
Property is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. Ranges of estimated useful lives are generally as follows:

Land and land improvements	6 years
Buildings and building improvements	10 – 40 years
Machinery and equipment	3 – 10 years
When property is retired from service or otherwise disposed of, the cost and related amount of accumulated depreciation are eliminated. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2010, 2009 and 2008 was $17.2, $14.9 and $15.3 respectively. The major components of property and the related accumulated depreciation were as follows:

	September 30, 2010		September 30, 2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Land and land improvements	$14.2	$(3.6)	$7.4	$(3.4)
Buildings and building equipment	89.0	(49.6)	73.8	(46.9)
Machinery and equipment	246.1	(186.5)	236.4	(182.0)

Total	$349.3	$(239.7)	$317.6	$(232.3)

Intangible Assets
Intangible assets are stated at cost and consist predominantly of goodwill, trade names and customer relationships. With the exception of goodwill and trade names (which have indefinite lives), our intangible assets are amortized on a straight-line basis over periods ranging from 5 to 22 years (see Note 3 for K-Tron specific intangible assets). We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For intangible assets that amortize, an impairment loss would be recognized when the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.
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
A summary of intangible assets and the related accumulated amortization is as follows:

	September 30, 2010		September 30, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Goodwill	$196.4	$ N/A	$5.7	$ N/A
Trade names, indefinite lives	50.6	N/A	—	N/A
Trade names, amortizing	5.9	(4.4)	5.9	(3.8)
Customer relationships	156.7	(5.0)	1.9	(0.8)
Technology, including patents	16.5	(1.7)	0.1	—
Software	30.9	(23.1)	27.4	(20.3)
Other	2.0	(1.8)	0.3	(0.1)

Total	$459.0	$(36.0)	$41.3	$(25.0)

Total amortization expense for fiscal years 2010, 2009 and 2008 was $11.0, $3.6 and $3.7, respectively. Based upon intangible assets in service at September 30, 2010, amortization expense is expected to approximate the following for each of the next five fiscal years and thereafter: $15.3 in 2011, $13.8 in 2012, $12.6 in 2013, $11.6 in 2014, $9.7 in 2015, and $113.0 thereafter.
Auction Rate Securities
At September 30, 2010 and 2009, we held a portfolio of auction rate securities (“ARS”) (consisting of highly rated tax exempt state and municipal securities, the majority of which are collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program). As of September 30, 2010, the underlying securities in the portfolio consist of creditworthy borrowers with AAA or A3 debt ratings. These investments are recorded at fair value in accordance with accounting standards of accounting for investments in debt and equity securities.
In November 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services (“UBS”) that allowed us to sell to UBS ($28.4 fair value at September 30, 2009) our then existing UBS ARS at par value ($30.1 at September 30, 2009) plus accrued interest.
Because the Put had value, we were required to record it on our books as an asset. Therefore, in accordance with accounting standards for the fair value option for financial assets and financial liabilities, we elected to report the Put at its then estimated fair value and record subsequent changes in fair value as a component of “Investment income and other” within the consolidated statements of income. Also, because we intended to sell these securities to UBS at par value, in accordance with accounting standards for certain investments in debt and equity securities, we reclassified the ARS related to the Put from “available-for-sale” to “trading” securities. As trading securities, the changes in fair value corresponding to the UBS related ARS (previously recorded as a component of accumulated other comprehensive loss) were recorded as a component of “Investment income and other” within our consolidated statements of income. We made these elections so that the effects of changes in the fair value of the UBS related ARS and the related Put would substantially offset within our statement of income, thereby limiting the volatility we might otherwise have experienced. On June 30, 2010, we exercised the Put, and all remaining UBS ARS were redeemed at par.

During the fourth quarter of fiscal 2010, we determined that we no longer intend to hold the remaining ARS a sufficient period to obtain a full recovery and an other than temporary impairment exists. Accordingly, an impairment charge of $2.9 was recorded based upon the estimated fair value of the portfolio. Since these ARS were transferred to us in connection with the Distribution, no income from these assets was earned by us in any period prior to April 1, 2008.
The following table presents the activity related to our ARS and the Put right:

	ARS		Put		(Gain)
	A	B	RightC	AOCLD	LossE
Balance at September 30, 2008	$51.1	$—	$—	$1.6	$—
Change in fair value prior to Put right	(4.5)	—	—	4.5
Gain on receipt of Put right	—	—	3.7	—	(3.7)
Transfer to trading securities	(26.8)	26.8	—	(3.8)	3.8
Change in fair value after Put right	0.8	2.1	(2.0)	(0.8)	(0.1)
Sales or redemptions	(1.8)	(0.5)	—	—	—

Balance at September 30, 2009	18.8	28.4	1.7	1.5	$—

Change in fair value	(1.6)	1.7	(1.7)	(1.5)	3.1
Sales or redemptions	(5.3)	(30.1)	—	—	—

Balance at September 30, 2010	$11.9	$—	$—	$—	$3.1

A —	Auction rate securities; available-for-sale, at fair value

B —	Auction rate securities; trading, at fair value

C —	Put right; at fair value

D —	AOCL; amount included within accumulated other comprehensive loss (pre-tax)

E —	(Gain) loss; amount included within “Investment income (loss) and other” (pre-tax)
See Note 14 for information related to the determination of fair value related to our ARS.
Note Receivable from Forethought Financial Group, Inc. (the “Forethought Note”)
The Forethought Note primarily represents seller provided financing to Forethought, the entity that purchased Hill-Rom’s former Forethought Financial Services, Inc. subsidiary. The Forethought Note was transferred to us by Hill-Rom in connection with the Distribution. As of September 30, 2010, the carrying value of the Forethought Note consists of the Forethought Note’s face value of $107.7 and interest receivable of $37.1. The Forethought Note carries an increasing rate of interest over its original ten-year term beginning June 2004, with interest accruing at 6.0% for the first five years and compounding semi-annually. The stated interest rate increases to 8.0% in June 2009, and to 10.0% in June 2011. The stated interest rates when taken together with amortization of the discount results in an effective interest rate of 9.5% over the life of the Forethought Note. No payments of interest or principal were due under the Forethought Note until fiscal 2010, at which time annual payments of $10.0 are required, unless deferred under terms of the Forethought Note. On July 1, 2010, Forethought remitted its first annual interest installment of $10.0. All outstanding amounts are due at maturity, which is scheduled to be July 2014 unless extended by Forethought for a period of up to two additional years at an interest rate of 12.0%.

We evaluate the Forethought Note for impairment based upon collectability considering current economic conditions, credit loss experience, and other criteria. Performing an impairment evaluation of the Forethought Note requires us to exercise significant judgments as to whether Forethought has the financial wherewithal to make the scheduled payments based upon events or conditions that we are aware of existing on or prior to the balance sheet date. The Forethought Note agreement provides us access to various kinds of financial information from Forethought including:
•	Available capital and surplus within Forethought’s primary insurance operations, an indicator of liquidity of the entity;

•	Embedded Value, an indicator of enterprise value and an indicator of the ability of the entity to raise capital;

•	Forethought’s recent investment portfolio results and the quality of the related investments;

•	GAAP equity, an indicator of financial strength; and

•	Recent GAAP and Statutory financial results (income, loss and related cash flow effects).
We utilize this information to assess the financial strength of Forethought and our prospects for getting paid. If, based upon this evaluation, it is probable that the Forethought Note will not be paid in accordance with its terms, it is deemed impaired. Upon the determination of impairment, if any, an impairment reserve is established based upon the then carrying value of the Forethought Note and the estimated discounted cash flows we expect to receive on an impaired basis.
Because the Forethought Note was transferred to us in connection with the Distribution, no income from this asset was earned by us in any period prior to April 1, 2008.
Investments
Our investment portfolio consists primarily of investments in private equity limited partnerships and common stock (carrying value of $18.2 and $18.8 at September 30, 2010 and 2009, respectively).
We use the equity method of accounting for substantially all our private equity limited partnerships, with earnings or losses reported within the line item “Investment income and other” in our consolidated statements of income, including our portion of any unrealized gains or losses experienced by these affiliates. Earnings and carrying values for investments accounted for under the equity method are determined based upon financial statements provided by the investment companies. Certain of these investments require commitments by us to provide additional funding of up to $3.1. The timing of this funding is uncertain but is expected to occur over the next three to five years.
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

Specific costs included in environmental expense and reserves include site assessment, development of a remediation plan, clean-up costs, post-remediation expenditures, monitoring, fines, penalties, and legal fees. Reserve amounts represent the expected undiscounted future cash outflows associated with such plans and actions, and amounted to $0.4 at both September 30, 2010 and 2009.
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
Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2010 and 2009.
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
The components of accumulated other comprehensive loss, each net of tax (corresponding to income tax rates from between 33.2% to 37.3%, excluding cumulative foreign currency translation adjustment), were as follows:

	September 30,
	2010	2009
Cumulative foreign currency translation adjustments	$9.1	$(3.1)
Items not recognized as a component of net pension and postretirement benefit costs	(52.0)	(51.0)
Net unrealized (loss) on derivative instruments	(0.1)	(0.8)
Net unrealized (loss) on available for sale securities	—	(0.5)

Total	$(43.0)	$(55.4)

Revenue Recognition
We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue for our products is most often recognized upon delivery of the products to the customer, but in no case prior to when the risk of loss and other risks and rewards of ownership are transferred. Net revenues reflect gross revenues less sales discounts, customer rebates, sales incentives, and product returns. In accordance with accounting standards for consideration given by a vendor to a customer (including a reseller of the vendor’s products), we record reserves for customer rebates, typically based upon projected customer volumes. In addition, in connection with obtaining long-term supply agreements from our funeral home customers, we may offer sales incentives in the form of custom showrooms and fixtures. Costs associated with these sales incentives are amortized over the term of the related agreement, typically 3 to 5 years. Our sales terms generally offer customers various rights of return. We record reserves for estimated product returns in accordance with the standards for revenue recognition when a right of return exists.
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
Additionally, some of our revenues associated with K-Tron involve multiple elements (i.e. various components to an overall larger order being manufactured for the customer). Periodically these elements are transferred to the customer at different times pursuant to the customer’s requirements. In these circumstances we may estimate the stand-alone value of the individual elements in order to determine the appropriate amount of revenue to recognize on the transferred elements.
Cost of Goods Sold
Cost of goods sold consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, and overhead costs. It also includes costs associated with the distribution and delivery of products to our funeral home customers.
Research and Development Costs
Research and development costs are expensed as incurred as a component of operating expenses and were $3.8, $3.8 and $3.6 for fiscal years 2010, 2009 and 2008, respectively.

Warranty Costs
We provide for the estimated warranty cost of a product at the time revenue is recognized. Warranty expense is normally accrued as a percentage of sales based upon historical information, but may include specific provisions for known conditions when identified. Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections. Our warranty provision takes into account our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The K-Tron business generally offers a one-year warranty on a majority of its products, and engages in extensive product quality programs and processes, including the active monitoring and evaluation of the quality of its component suppliers, in an effort to minimize warranty obligations. Warranty costs were not material to our consolidated financial results for fiscal years 2010, 2009, and 2008.
Income Taxes
Our operating results had historically been included in Hill-Rom’s consolidated U.S. income tax returns for periods prior to the Distribution. In periods subsequent to the Distribution, we filed our own U.S. consolidated income tax returns. Foreign operations file income tax returns in a number of jurisdictions. In periods prior to the Distribution, the provision for income taxes had been determined on a separate return basis as if we were a separate, stand-alone taxpayer rather than a member of Hill-Rom’s consolidated income tax return group. Deferred income taxes are computed in accordance with rules under accounting standards for income taxes and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred income tax assets in numerous tax jurisdictions. These deferred income tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred income tax assets, future taxable income, the reversal of existing temporary differences, and tax planning strategies are considered.
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
Stock-Based Compensation
Under the fair value provisions of the accounting standards, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, we utilize the Binomial model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield, and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield, and expected forfeiture assumptions require significant judgment utilizing historical information, peer data and future expectations.
Derivative Instruments and Hedging Activity
We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. Derivative financial instruments related to currency exchange rates include forward intercompany purchase and sale agreements which generally have terms no greater than fifteen months. We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. The aggregate notional amount of our cash flow currency derivative instruments outstanding was $11.8 and $11.2 at September 30, 2010 and 2009, respectively. The fair value of these contracts resulted in liabilities of ($0.5) and ($1.1) at September 30, 2010 and 2009, respectively.

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
Business Acquisitions and related Business Acquisition Costs
Assets and liabilities associated with business acquisitions are recorded at fair value, using the acquisition method of accounting. During the acquisition measurement period, we recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if then known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period will generally not exceed one year from the acquisition date.
Business acquisition costs are recognized separately from business acquisitions, are expensed as incurred, and are reported as a component of operating expenses. We define these costs to include: finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with the evaluation and effort to acquire specific businesses. They also include initial, non-recurring costs associated with acquisition tax planning, retention bonuses, and related integration costs. These costs exclude the on-going costs of our business development department and other target evaluation costs.
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
Restructuring Costs
Restructuring charges can occur when we take action to exit or significantly curtail a part of our operations or change the deployment of our assets or personnel. When applicable, a restructuring charge can consist of an impairment or accelerated depreciation of effected assets, severance costs associated with reductions to the work force, and charges for legal obligations for which no future benefit will be derived.
During the fourth fiscal quarter 2010, we approved a plan to restructure the use of our jointly owned aircraft with Hill-Rom and revised the cost structure of the agreement that provides us support services at the related airfield operations. As a result, we recorded an impairment charge of $2.9 on our interest in two (of four) jointly owned aircraft (aggregate carrying value of $4.6 as of September 30, 2010) and $0.1 related to severance. The fair value of the impaired aircraft was determined based upon observed pricing for similar assets.

Recently Adopted Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update titled Multiple-Deliverable Revenue Arrangements (Topic 605, Revenue Recognition), a new standard related to the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This standard establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This standard also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in this standard retrospectively for all prior periods. Our adoption of this standard on April 1, 2010, had no material impact to our consolidated financial statements.
In February 2010, the FASB issued an accounting standards update titled Amendments to Certain Recognition and Disclosure Requirements (Topic 855, Subsequent Events) which among other things amended the accounting standards to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the accounting standards and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update.
Recently Issued Accounting Standards
In January 2010, the FASB issued an accounting standard titled Improving Disclosures about Fair Value Measurements (Topic 820, Fair Value Measurements and Disclosures). This standard revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Our disclosures about fair value measurements are presented in Note 14. These new disclosure requirements were first effective for our financial statements for the period ending December 31, 2009, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.
In July 2010, the FASB issued and accounting standard titled Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310, Receivables). The new standard requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit reserves held against them. The disclosure requirements as of the end of a reporting period will be effective for us at the end of first quarter of fiscal 2011 (December 31, 2010).
3. Acquisitions
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

We believe the acquisition of K-Tron provides several compelling benefits to us, including: attractive product, industry and customer diversification; a sizable new global platform within the bulk solids material handling market; preservation of our high quality of earnings and cash flows; improvement of our growth potential; meaningful opportunities to improve K-Tron’s financial performance through the application of lean business practices; and a strong cultural fit for us with a proven management team.
As of April 1, 2010, we had recognized goodwill related to this transaction for the excess of cash paid over the fair value of the assets acquired. Approximately $18.0 of this goodwill will be deductible for income tax purposes.
The following table summarizes the allocation of the purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

April 1, 2010
Cash and cash equivalents	$66.2
Current assets, excluding cash and cash equivalents	67.2
Property	30.0
Identifiable intangible assets	218.7
Goodwill	185.8
Other non-current assets	4.7

Total assets acquired	572.6

Current liabilities	48.1
Debt	7.0
Deferred income taxes	81.9
Other long-term liabilities	0.4

Total liabilities assumed	137.4

Aggregate purchase price	$435.2

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
During the twelve months ended September 30, 2010, we incurred $10.5 of business acquisition costs associated with our acquisition of K-Tron. These costs have been recorded as a component of operating expenses. See Note 15 for K-Tron’s financial contribution to our consolidated financial results since the date of acquisition.

The unaudited financial information in the table below summarizes the combined results of operations for the Company, including K-Tron, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of the periods presented and should not be taken as being representative of our future consolidated results of operations. The pro forma financial information for the fiscal years ended September 30, 2010 and 2009, includes pro forma adjustments to include additional interest expense (assuming we would have been able to borrow $375.0 at October 1, 2008, consisting of $226.6 under our $400 revolving credit facility and $148.4 from our public debt offering discussed in Note 5), additional depreciation and amortization expense (associated with fair value adjustments to property and intangible assets), and excludes business acquisition costs and the non-recurring effects of fair value adjustments to inventory and backlog, all net of estimated income tax effects.

	Fiscal Year Ended
	September 30,
	2010	2009
Pro forma net revenues	$830.9	$861.9
Pro forma net income	107.0	110.7
Pro forma diluted earnings per share	1.73	1.79
Other Acquisitions
During the fiscal 2010, Batesville completed two acquisitions with an aggregate purchase price of $3.0, of which $2.5 had been paid. The acquisitions consisted of primarily intangible assets. If these acquisitions had occurred at the beginning of fiscal 2009, the impact to our consolidated financial statements would not have been material.
4. Notes Receivable from Customers
We have a number of notes with customers representing long-term payment plans that were negotiated to settle unpaid balances. These notes generally carry repayment terms up to five years, with interest rates varying from 0% to 12%. The notes that carry below market interest rates are discounted using current market interest rates. The current portion of these notes are included in trade receivables and the long-term portion in other assets in the consolidated balance sheets. Along with our trade receivables, we evaluate the recoverability of notes receivable and record allowances thereon, as appropriate.
Notes receivable consisted of the following:

	September 30,
	2010	2009
Customer notes, net of discount of $0.2 in 2010 and 2009	$8.6	$9.4
Less current portion	(4.4)	(4.8)

Notes receivable — long-term portion	$4.2	$4.6

Maturities in fiscal years
2011	4.4
2012	1.8
2013	1.1
2014	0.6
2015	0.3
2016 and beyond	0.4

Total notes receivable	$8.6

5. Financing Agreements
The following table presents borrowings under our financing agreements:

	September 30,
	2010	2009
$400 revolving credit facility	$255.0	$60.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.4	—

Total debt	403.4	60.0
Less current portion	—	(60.0)

Long-term debt, less current portion	$403.4	$—

$400 Revolving Credit Facility
In March 2008, we entered into a $400 five-year senior revolving credit facility (the “Facility”) with a syndicate of banks (the “Banks”). The term of the Facility expires in March 2013. Borrowings under the Facility bear interest at variable rates, based upon the Banks’ base rate or LIBOR plus a margin amount based upon our public debt rating (all as provided in the credit agreement governing the Facility). For the fiscal years ended September 30, 2010 and 2009, the applicable weighted average interest rates were 0.8% and 1.5%, respectively. The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include compliance with covenants contained in the credit agreement governing the Facility, absence of default under the Facility, and continued accuracy of certain representations and warranties contained in the credit agreement. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of Consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the Facility may be used: (i) for working capital and other lawful corporate purposes and (ii) to finance acquisitions. Subsequent to our acquisition of K-Tron, we have classified the Facility as long term based upon the contractual terms of the agreement, although we may pay a portion down over the next twelve months.
As of September 30, 2010, we (i) had $6.7 outstanding, undrawn letters of credit under the Facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $138.3 of remaining borrowing capacity available under the Facility. However, under our Distribution Agreement with Hill-Rom, our ability to borrow against the Facility for certain strategic transactions such as acquisitions may be limited. For more information, see Note 6 below.
In addition to the amounts above, we had $6.0 in outstanding letters of credit and bank guarantees to other financial institutions as of September 30, 2010. A portion of these arrangements is secured by our operating facility in Switzerland and $0.3 of restricted cash at September 30, 2010.
$150 Senior Unsecured Notes
On July 9, 2010, we issued and sold $150.0 in principal amount 5.5% fixed rate senior unsecured notes (the “Notes”). The Notes are due July 2020 and were issued in a public offering pursuant to our Registration Statement on Form S-3 filed with the SEC on July 6, 2010.
The Notes bear interest at a fixed rate of 5.5% per year, payable semi-annually in cash in arrears, commencing on January 15, 2011. The Notes were issued at an original issue discount (“OID”) of $1.6, resulting in an initial carrying value of $148.4 at the date of issuance. The OID is being amortized into interest expense over the term of the Notes using the effective interest rate method. The effective interest rate method results in an annual interest rate of 5.65%. Additionally, deferred financing costs associated with the Notes of $2.1 are being amortized to interest expense on a straight-line basis over the term of the Notes.

The Notes are unsecured and unsubordinated obligations of Hillenbrand, Inc. and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated obligations. The Notes are effectively junior subordinated to our existing and future secured debt to the extent of the value of the assets securing such debt. Additionally, as our subsidiaries are separate and distinct legal entities from us, they have no obligation to pay amounts due on the Notes or provide us with funds to meet our payment obligations on the Notes. As a result, the Notes are structurally subordinated to all existing and future debt and other obligations, including trade payables, of our subsidiaries.
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
6. Transactions with Hill-Rom
Allocation of Corporate Expenses
Through March 31, 2008, our operating expenses within our consolidated statements of income include allocations from Hill-Rom for certain Hill-Rom retained corporate expenses, including treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, board of directors, information technology, other shared services, and certain severance costs. These allocations were determined on bases that management considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us. The allocation methods included revenues, headcount, square footage, actual utilization applied to variable operating costs, and specific identification based upon actual costs incurred when the nature of the item or charge was specific to us. See Note 7 for further discussion of retirement benefit and other postretirement healthcare costs. Hill-Rom allocated corporate costs, included within our fiscal 2008 operating expenses were $7.4.
Separation Costs
In addition to the allocated corporate expenses described above, we incurred or were allocated costs related to the separation from Hill-Rom of $0.1 and $15.6 for fiscal years 2009 and 2008, respectively. These costs consist primarily of investment banking and advisory fees, legal, accounting, recruiting, and consulting fees allocated based upon revenue or specific identification. It also includes the modification and acceleration charges related to stock-based compensation described below.
On March 14, 2008, the Board of Directors of Hill-Rom approved a modification to Hill-Rom’s stock incentive plan that would automatically ensure that participants neither gained nor lost value purely as a result of the separation. As a result of the modification, we recorded $1.1 of stock-based compensation expense related to our employees as of that date. In addition, the separation caused the acceleration of $3.2 of stock-based compensation expense on previously unvested restricted stock units which are now fully vested. See Note 11 for further information on our stock-based compensation programs.

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

•
declare and pay regular quarterly cash dividends on our shares of common stock in excess of $0.1825 per share quarterly dividend (increased by amendments of the Distribution Agreement to $0.185 and $0.1875 per share per quarter in fiscal 2009 and 2010, respectively— see below);

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
Effective December 4, 2008, we entered into a letter agreement with Hill-Rom that amended the Distribution Agreement. The Letter Agreement permitted us to increase our regular cash dividends from $0.73 per fiscal year to $0.74 per share in fiscal 2009. Subsequently, in September 2009, we entered into a second letter agreement with Hill-Rom that further amended the Distribution Agreement. The second letter agreement permitted us to increase our regular cash dividends from $0.74 per fiscal year to $0.75 per share in fiscal 2010 and in subsequent fiscal years.
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
Tax Sharing Agreement — We entered into a Tax Sharing Agreement with Hill-Rom that generally governs Hill-Rom’s and our respective rights, responsibilities, and obligations with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution to qualify as a tax-free distribution. Under the Tax Sharing Agreement, with certain exceptions, we are generally responsible for the payment of all income and non-income taxes attributable to our operations and the operations of our direct and indirect subsidiaries, whether or not such tax liability is reflected on a consolidated or combined tax return filed by Hill-Rom. The Tax Sharing Agreement also imposes restrictions on our and Hill-Rom’s ability to engage in certain actions following our separation from Hill-Rom and sets forth the respective obligations among us and Hill-Rom with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation, and other matters. The Company generally will be responsible for 43.7% of any taxes that arise from the failure of the Distribution to qualify as a tax-free Distribution for U.S. federal income tax purposes, if such failure is for any reason for which neither the Company nor Hill-Rom is responsible.
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

7. Retirement and Postretirement Benefits
We sponsor retirement and postretirement plans covering a majority of our employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement healthcare plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates, and projected healthcare cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.
Defined Benefit Retirement Plans
Approximately 59% of our employees participate in one of three retirement programs, including the master defined benefit retirement plan, the defined benefit plan of our Swiss subsidiary, and the supplemental executive defined benefit retirement plan. We fund the pension trusts in compliance with ERISA or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. All our pension plans have a September 30 measurement date.
Effect on Operations — The components of net pension costs under defined benefit retirement plans were as follows:

	Fiscal Year Ended September 30,
	2010	2009	2008
Service cost	$5.6	$3.3	$4.0
Interest cost	12.7	12.6	11.3
Expected return on plan assets	(13.9)	(13.1)	(12.4)
Amortization of unrecognized prior service cost, net	0.9	0.8	0.7
Amortization of actuarial loss	3.0	—	—

Net pension costs	$8.3	$3.6	$3.6

Obligations and Funded Status — The changes in the projected benefit obligations, plan assets, and funded status, along with amounts recognized in the consolidated balance sheets for defined benefit retirement plans were as follows:

	September 30,
	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$230.2	$172.5
Projected benefit obligation attributable to acquisition of K-Tron	21.4	—
Service cost	5.6	3.3
Interest cost	12.7	12.6
Actuarial loss	7.3	49.2
Benefits paid	(9.4)	(8.0)
Plan amendments	—	0.6
Effect of exchange rates on projected benefit obligation	1.5	—

Projected benefit obligation at end of year	269.3	230.2

Change in plan assets:
Fair value of plan assets at beginning of year	155.5	146.7
Fair value of pension assets attributable to acquisition of K-Tron	24.7	—
Actual return on plan assets	17.3	7.8
Employer contributions	6.1	9.2
Benefits paid	(9.4)	(8.0)
Administrative expenses paid	(0.3)	(0.2)
Effect of exchange rates on plan assets	1.8	—

Fair value of plan assets at end of year	195.7	155.5

Funded status:
Plan assets less than benefit obligations	$(73.6)	$(74.7)

Amounts recorded in the consolidated balance sheets:
Other assets	$3.3	$—
Accrued pension costs, current portion	(1.6)	(1.5)
Accrued pension costs, long-term portion	(75.3)	(73.2)

Plan assets less than benefit obligations	$(73.6)	$(74.7)

Net actuarial losses of $76.7 and prior service costs of $5.3, less an applicable aggregate tax effect of $30.6, are included as components of accumulated other comprehensive loss at September 30, 2010. Net actuarial losses of $75.6 and prior service costs of $6.1, less an applicable aggregate tax effect of $30.5, are included as components of accumulated other comprehensive loss at September 30, 2009. The estimated amount that will be amortized from accumulated other comprehensive loss into net pension costs in fiscal 2011 is $4.9.
Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $259.4 and $213.8 at September 30, 2010 and 2009, respectively. Selected information for our plans with accumulated benefit obligations in excess of plan assets was as follows:

	September 30,
	2010	2009
Projected benefit obligation	$246.2	$230.2
Accumulated benefit obligation	237.4	213.8
Fair value of plan assets	169.2	155.5
Actuarial Assumptions — The weighted average assumptions used in accounting for our defined benefit retirement plans were as follows:

	Fiscal Year Ended September 30,
	2010	2009	2008
Discount rate for obligation, end of year	4.8%	5.5%	7.5%
Discount rate for expense, during the year	5.3%	7.5%	6.6%
Expected rate of return on plan assets	7.6%	7.75%	8.0%
Rate of compensation increase	2.4%	4.0%	4.0%
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
Plan Assets — The investment strategies and policies are set by the plans’ fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts, and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets, and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range. The primary investment strategy currently employed is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position. This program is designed to actively move from return seeking investments (such as equities) toward liability-hedging investments (such as long duration fixed income) as funding levels improve. The reverse effect occurs when funding levels decrease. The investment in return seeking assets is not to exceed 60% of total domestic plan assets.

Trust assets in our domestic plan are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10% of the equity portfolio. Our common stock represented approximately 1.6% of trust assets at September 30, 2010, and is subject to a statutory limit when it reaches 10% of total trust assets.
The tables below provide the fair value of our pension plan assets by asset category at September 30, 2010 and 2009. (See Note 14 for a definition of level 1, 2, and 3 categories.):

	Fair Value Measurements at September 30, 2010
		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Plan Asset Category
Cash equivalents	$8.0	$5.1	$2.9	$—
Equity securities	22.5	22.5	—	—
Fixed maturity securities:
Corporate bonds	67.6	11.7	55.9	—
Municipal bonds	2.4		2.4	—
Asset backed debt securities in trust	1.6	—	1.6	—
U.S. Government securities	1.9	—	1.9	—
Other types of investments:
Government index funds	3.3	3.3	—	—
Equity mutual funds	86.0	86.0	—	—
Real estate	2.4	—	—	2.4

Total	$195.7	$128.6	$64.7	$2.4

	Fair Value Measurements at September 30, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Plan Asset Category
Cash equivalents	$1.5	$—	$1.5	$—
Equity securities	15.0	15.0	—	—
Fixed maturity securities:
Corporate bonds	63.2	17.1	46.1	—
Other types of investment:
Government index funds	0.9	—	0.9	—
Equity mutual funds	74.8	73.5	1.3	—
LP investment	0.1	—	—	0.1

Total	$155.5	$105.6	$49.8	$0.1

Cash Flows — During fiscal 2010, 2009, and 2008 we contributed cash of $6.1, $9.2 and $6.0, respectively, to our defined benefit retirement plans. We estimate minimum contributions to be $4.0 in fiscal 2011, although we may make discretionary contributions. We are not required to make a discretionary contribution in 2011, but will evaluate business conditions and capital and equity market volatility to determine if we wish to make a contribution, and if so, in what amount. We expect the maximum amount of any discretionary contribution to be $30.0.

Estimated Future Benefit Payments — Following are the benefit payments, which reflect expected future service and are expected to be paid from plan assets or Company contributions as necessary:

Projected Pension
Benefits Payout
2011	$11.0
2012	11.8
2013	12.6
2014	13.4
2015	14.2
2016 - 2020	82.1
Defined Contribution Plans
In addition to these defined benefit plans, we also sponsor a number of defined contribution plans. Depending on the applicable plan, we may make contributions up to 4% of an employee’s compensation and may make additional matching contributions up to 3% of compensation. Under the various plans, Company contributions generally vest over a period of 0 to 5 years. Our expenses related to our various defined contribution programs were $5.8, $5.1 and $4.8 for fiscal years 2010, 2009, and 2008, respectively
Postretirement Healthcare Plan
In addition to our retirement plans, we also offer a domestic postretirement healthcare plan that provides healthcare benefits to qualified retirees and their dependents and in which employees are eligible to participate. The plan includes retiree cost sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility. We use a measurement date of September 30 for this plan.
The net postretirement benefit cost recorded during fiscal years 2010, 2009 and 2008 was $1.2, $1.1 and $1.3, respectively. The change in the accumulated postretirement benefit obligation was as follows:

	September 30,
	2010	2009
Benefit obligation at beginning of year	$12.1	$9.8
Service cost	0.6	0.5
Interest cost	0.6	0.7
Actuarial loss	1.3	1.4
Net benefits paid	(0.4)	(0.3)

Benefit obligation at end of year	$14.2	$12.1

Amounts recorded in the consolidated balance sheets:
Accrued postretirement benefits, current portion	$0.8	$0.8
Accrued postretirement benefits, long-term portion	13.4	11.3

Net amount recognized	$14.2	$12.1

Actuarial Assumptions — The weighted average assumptions used in revaluing our obligation under our postretirement healthcare plan were as follows:

	Fiscal Year Ended September 30,
	2010	2009	2008
Discount rate for obligation	4.50%	5.25%	7.50%
Healthcare cost rate assumed for next year	7.75%	8.50%	8.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2023	2016	2015

Net actuarial (losses)/gains of $(1.0) and $0.3, less applicable tax effects of $(0.4) and $0.1 are included as a component of accumulated other comprehensive loss at September 30, 2010 and 2009, respectively. The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2011 is less than $0.1. A one-percentage-point increase/decrease in the assumed healthcare cost trend rates as of September 30, 2010 would cause an increase/decrease in service and interest costs of approximately $0.1, along with an increase/decrease in the benefit obligation of $1.0.
We fund the postretirement healthcare plan as benefits are paid, and current plan benefits are expected to require net Company contributions for retirees of approximately $0.8 per year for the foreseeable future.
8. Other Long-term Liabilities
Other long-term liabilities at the end of each period consist of the following:

	September 30,
	2010	2009
Casket pricing obligation	$9.5	$10.5
Self-insurance loss reserves	14.1	16.2
Other	16.6	17.6

	40.2	44.3
Less-current portion	(5.8)	(6.6)

Total long-term portion	$34.4	$37.7

In connection with Hill-Rom’s sale of a subsidiary in 2004, we assumed a liability of approximately $17.0 associated with a long-term pricing program for the future sale of caskets made in connection with prearranged funerals. The program was subsequently discontinued for arrangements made after December 31, 2004. The remaining liability under the program is being recognized as a component of revenue as the related casket sales subject to the program are delivered and the related obligation is paid.
9. Income Taxes
The significant components of income before income taxes and the consolidated income tax provision were as follows:

	Fiscal Year Ended September 30,
	2010	2009	2008
Income before income taxes:
Domestic	$141.2	$159.4	$152.5
Foreign	5.2	1.4	0.8

Total	$146.4	$160.8	$153.3

Income tax expense:
Current provision:
Federal	$62.6	$47.5	$56.4
State	8.9	7.2	6.0
Foreign	1.1	0.6	0.8

Total current provision	72.6	55.3	63.2

Deferred provision (benefit):
Federal	(15.5)	3.0	(2.7)
State	(3.3)	0.3	(0.4)
Foreign	0.3	(0.1)	—

Total deferred provision (benefit)	(18.5)	3.2	(3.1)

Income tax expense	$54.1	$58.5	$60.1

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Fiscal Year Ended September 30,
	2010		2009		2008
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Federal income tax(a)	$51.2	35.0	$56.3	35.0	$53.7	35.0
State income tax(b)	4.5	3.1	4.2	2.6	3.6	2.4
Foreign income tax(c)	(0.3)	(0.3)	(0.1)	(0.1)	0.3	0.2
Domestic production activities deduction	(3.0)	(2.0)	(3.1)	(1.9)	(1.8)	(1.2)
Non-deductible separation costs	—	—	—	—	3.1	2.0
Non-deductible acquisition costs	0.7	0.5	—	—	—	—
Valuation allowance	(1.2)	(0.8)	0.2	0.1	0.7	0.5
Other, net	2.2	1.5	1.0	0.7	0.5	0.3

Income tax expense	$54.1	37.0	$58.5	36.4	$60.1	39.2

(a)	At statutory rate

(b)	Net of Federal benefit

(c)	Federal tax rate differential
The tax effect of temporary differences that gave rise to the deferred income tax balance sheet accounts were as follows:

	September 30,
	2010	2009
Deferred income tax assets:
Employee benefit accruals	$64.2	$45.8
Rebates and other discount reserves	6.8	6.2
Self-insurance reserves	5.6	7.3
Original issue discount on the Forethought Note	4.0	4.1
Casket pricing obligation	3.7	4.1
Allowance for doubtful accounts	2.4	2.3
Inventory	2.0	1.6
Other, net	10.9	8.0

Total deferred income tax assets before valuation allowance	99.6	79.4
Less valuation allowance	(2.0)	(2.6)

Total deferred income tax assets, net	97.6	76.8

Deferred income tax liabilities:
Depreciation	(9.0)	(10.3)
Amortization	(75.3)	(2.4)
Unremitted earnings of foreign operations	(8.2)	—
Other, net	(15.7)	(7.6)

Total deferred income tax liabilities	(108.2)	(20.3)

Deferred income tax assets and liabilities, net	$(10.6)	$56.5

Amounts recorded in the consolidated balance sheets:
Deferred income taxes, current	$25.1	$21.5
Deferred income taxes, long-term	(35.7)	35.0

Deferred income tax assets and liabilities, net	$(10.6)	$56.5

At September 30, 2010, we had $1.8 of deferred income tax assets related to state tax credit carryforwards which expire between 2011 and 2013. The gross deferred income tax assets of $99.6 as of September 30, 2010 were reduced by a valuation allowance of $2.0 relating to the state tax credit carryforwards and state NOL carryforwards. The valuation allowance was recorded as it is more likely than not that these deferred income tax assets will not be realized.
For periods prior to the Distribution, Hill-Rom has filed consolidated federal income tax returns, as well as multiple state and local tax returns that included our operating results. Our foreign operations file income tax returns in a number of jurisdictions. As discussed in Note 6, we entered into a tax sharing agreement with Hill-Rom in connection with the Distribution.
In the normal course of business, we (and Hill-Rom for the periods prior to separation) are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns, with open tax years generally ranging from 2006 and forward. During fiscal year 2010, Hill-Rom reached a resolution with the IRS on two matters unrelated to our operations. The resolution of these issues resolved all open tax matters for fiscal 2002 through 2008. We are currently under examination by the IRS for fiscal years 2009 and 2010 under the IRS Compliance Assurance Program.
In connection with the acquisition of K-Tron, Federal and state income taxes of $8.2 were provided on the historical earnings and profits of the K-Tron Switzerland operations. Federal and state income taxes have not been provided on accumulated but undistributed earnings of all other foreign subsidiaries, along with the post acquisition earnings and profits of the K-Tron Switzerland operations, aggregating approximately $12.3, as such earnings have been or are expected to be permanently reinvested. The determination of the unrecognized deferred income tax liability related to the undistributed earnings is not practicable.
There are other ongoing audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. The resolution of these audits could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred income taxes, and/or the recognition of unrecognized tax benefits. We do not expect that the outcome of these audits will significantly impact our consolidated financial statements.
The activity within our reserve for unrecognized tax benefits was as follows:

	September 30,
	2010	2009
Balance at beginning of year	$8.3	$6.0
Additions for tax positions related to the current year	0.8	1.4
Additions for tax positions of prior years	—	1.2
Reductions for tax positions of prior years	(1.7)	(0.3)
Settlements	(0.2)	—

Balance at end of year	$7.2	$8.3

During the year ended September 30, 2010 and 2009, we recognized (released) approximately ($0.2) and $0.5, respectively in additional interest and penalties. We had approximately $1.4 and $1.6 for the payment of interest and penalties accrued at September 30, 2010 and 2009, respectively, excluded from the table above.
The total amount of gross unrecognized tax benefits as of September 30, 2010 and 2009, was $7.2 and $8.3, respectively. The gross unrecognized tax benefits includes approximately $3.1 and $3.7 at September 30, 2010 and 2009, respectively, that if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.
We estimate that the total unrecognized tax benefit could decline by $2.1 over the next 12 months. The decline would result from the settlement of examinations by taxing authorities and the expiration of applicable statutes of limitation.

10. Income per Common Share
The calculation of basic and diluted net income per common share and shares outstanding for the periods presented prior to April 1, 2008, is based on the number of shares outstanding at March 31, 2008 (plus unissued fully vested common shares). There is no dilutive impact from common stock equivalents for periods prior to April 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effects of our time based restricted stock units and stock option awards are included in the computation of diluted net income per share in periods subsequent to March 31, 2008. At September 30, 2010, potential dilutive effects of these securities representing approximately 1.8 million common shares were excluded from the computation of income per common share as their effects were anti-dilutive. The dilutive effects of our performance-based stock awards more fully described in Note 11 are included in the computation of diluted net income per share when the related performance criteria are met. At September 30, 2010, potential dilutive effects of these securities representing approximately 1.1 million common shares were excluded from the computation of income per common share as the related performance criteria had not been met, although they may be met in future periods. There is no significant difference in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards for the year ended September 30, 2010, 2009 and 2008.
11. Stock-Based Compensation
We have stock-based compensation plans (including the Stock Incentive Plan and our Supplemental Retirement Plan that was adopted effective July 1, 2010, into which our former deferred compensation plans for directors and executives were transferred) under which 8,785,436 common shares are registered and available for issuance. These programs are administered by our Board of Directors and its Compensation and Management Development Committee. As of September 30, 2010, options with respect to 2,374,286 shares were outstanding under these plans. In addition, a total of 1,443,577 RSUs and PBUs (both defined below) were outstanding, and a total of 474,617 common shares had been either issued or utilized under these plans as of September 30, 2010.
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
Compensation cost and related income tax benefits charged against income for the following fiscal years (including the modification and acceleration charges recorded in connection with the separation during fiscal 2008 previously discussed in Note 6) were as follows:

	Fiscal Year Ended September 30,
	2010	2009	2008
Stock-based compensation cost	$7.5	$6.6	$7.5
Income tax benefit	2.8	2.5	2.7

Stock-based compensation cost, net-of-tax	$4.7	$4.1	$4.8

The Company realized current tax benefits of $0.4 from the exercise of stock options and the payment of restricted stock units during fiscal year 2010.

Stock Options
The fair value of option grants under the Hillenbrand, Inc. Stock Incentive Plan are estimated on the date of grant using the binomial option-pricing model which incorporates the possibility of early exercise of options into the valuation as well as our historical exercise and termination experience to determine the option value. The grants are contingent upon continued employment and generally vest over periods ranging from one to three years. The weighted average fair value of options granted was $5.71, $3.97, and $4.04 per share for fiscal years 2010, 2009, and 2008, respectively (using converted values for grants prior to separation). The following assumptions were used in the determination of fair value in each period:

	Fiscal Year Ended September 30,
			Post-distribution	Pre-distribution
	2010	2009	2008	2008
Risk-free interest rate	0.3 – 4.0%	0.4 – 2.9%	1.6 – 4.3%	2.9 – 3.9%
Weighted average dividend yield	4.0%	5.0%	3.5%	2.0%
Weighted average volatility factor	42.2%	41.5%	18.6%	21.0%
Exercise factor	35.7%	36.3%	37.1%	31.8%
Post-vesting termination rate	5.0%	5.0%	2.1%	5.9%
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
The following tables provide a summary of outstanding stock option awards:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding at September 30, 2009	2,182,705	$21.76
Granted	473,617	18.99
Exercised	(114,616)	16.80
Forfeited	(58,529)	18.60
Expired	(108,891)	24.94

Outstanding at September 30, 2010	2,374,286	$21.38

Exercisable at September 30, 2010	1,457,039	$23.29

As of September 30, 2010, there was approximately $2.1 of unrecognized stock-based compensation associated with our unvested stock options expected to be recognized over a weighted average period of 1.7 years. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of September 30, 2010, the average remaining life of the outstanding stock options was 6.3 years with an aggregate intrinsic value of $4.3. As of September 30, 2010, the average remaining life of the exercisable stock options was 4.8 years with an aggregate intrinsic value of $1.1. The total intrinsic value of options exercised by our employees and directors during the fiscal years 2010, 2009, and 2008 was $0.4, $0.2, and $0.1, respectively.

Restricted Stock Units (RSUs) and Performance-Based Restricted Stock Units (PBUs)
During the first quarter of fiscal year 2009, we began granting performance-based restricted stock and units (collectively “PBUs”) as part of our annual grant instead of restricted stock units (“RSUs”), which were historically contingent upon continued employment and generally vest over a period of five years. These PBUs are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk compensation, (iv) delineate clear accountabilities, and (v) ensure competitive compensation. We believe that this blend of compensation components provides the Company’s leadership team with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company. The vesting of PBUs is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period income in excess of the weighted average cost of capital over a three year period and a corresponding service requirement. The value of an award is based upon the fair value of our common stock at the date of grant. Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest. We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection. As a result, depending on the degree to which we achieve the performance criteria, our expenses related to the PBUs may become more volatile as we approach the final performance measurement date at the end of the three year period.
The value of RSUs and PBUs in our common stock is the fair value at the date of grant. The total vest date fair value of shares held by Hillenbrand employees and directors which vested during fiscal years, 2010, 2009, and 2008 was $1.4, $1.7, and $6.1, respectively (including dividends). A summary of the unvested RSU and PBU activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted
		Average
	Number of	Grant Date
RSUs	Share Units	Fair Value

Non-vested RSUs at September 30, 2009	84,558	$24.10
Granted	117,779	21.41
Vested	(66,503)	21.62
Forfeited	(9,848)	24.73

Non-vested RSUs at September 30, 2010	125,986	$22.85

		Weighted
		Average
	Number of	Grant Date
PBUs	Share Units	Fair Value

Non-vested PBUs at September 30, 2009	569,964	$14.89
Granted	514,254	18.86
Vested	—	—
Forfeited	(63,619)	16.29

Non-vested PBUs at September 30, 2010	1,020,599	$16.80

As of September 30, 2010, approximately $2.1 and $5.0 of unrecognized stock-based compensation was associated with our unvested RSUs and PBUs (based upon projected performance to date), respectively. These costs are expected to be recognized over a weighted average period of 2.4 years and 1.6 years, respectively. This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures. As of September 30, 2010, the outstanding RSUs and PBUs had an aggregate intrinsic value of $2.8 and $23.0, respectively.
Dividends payable in stock accrue on both RSUs and PBUs and are subject to the same specified terms as the original grants. As of September 30, 2010, a total of 61,166 stock units had accumulated on unvested RSUs and PBUs due to dividend reinvestments and are excluded from the tables above. The aggregate intrinsic value of these shares at September 30, 2010 was $1.3.

Vested Deferred Stock
Past stock-based compensation programs, like the current RSU and PBU programs, allowed deferrals after vesting to be set-up as deferred stock. As of September 30, 2010, 235,826 of our shares that had been deferred fully vested and payable in our common stock under our stock-based compensation programs and are excluded from the tables above. The aggregate intrinsic value of these shares at September 30, 2010 was $5.0.
12. Commitments and Contingencies
Lease Commitments
Rental expense charged to income for fiscal years 2010, 2009, and 2008 was $7.9, $7.3 and $7.4, respectively. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $15.9, for manufacturing facilities, warehouse distribution centers, service centers, and sales offices, under noncancelable operating leases.

Operating
Rents
2011	$7.1
2012	5.4
2013	2.6
2014	0.6
2015	0.2
Thereafter	—
Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and our former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (“Hill-Rom”), and three national funeral home businesses (the “FCA Action”). A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). Class certification hearings in the FCA Action and the Pioneer Valley Action were held before a Magistrate Judge in early December 2006. On November 24, 2008, the Magistrate Judge recommended that the plaintiffs’ motions for class certification in both cases be denied. On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by all of the judges sitting on the Fifth Circuit Court of Appeals).
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
In June 2010, co-defendant Stewart Enterprises, Inc. announced a settlement with the plaintiffs. On July 16, 2010, the District Court granted the defendants’ remaining motion for leave to file a motion to dismiss for lack of subject matter jurisdiction. On August 2, 2010, the District Court heard argument on the defendants’ motion to dismiss for lack of subject matter jurisdiction. The Court ordered full dismissal of the lawsuit on September 24, 2010, concluding that “plaintiffs shall take nothing by their suit.” In light of this decision, defendants filed a motion requesting that the Court order plaintiffs to pay costs incurred by Batesville and SCI in the approximate amount of $0.7. The Court denied this motion on October 22, 2010.
Plaintiffs had 30 days to declare their intent to appeal the dismissal of their lawsuit, and they did so by way of a Notice of Appeal filed on October 19, 2010. Plaintiffs’ Notice indicates that they intend to appeal both the Court’s final judgment of dismissal entered on September 24, 2010 and the Court’s order denying class certification entered on March 26, 2009. The appeal will be to the United States Court of Appeals for the Fifth Circuit.
Over the next several months, the record will be compiled for appeal and extensive briefing will occur. Plaintiffs’ brief appealing the denial of the two orders must be filed within 40 days after the District Court record is certified. Although firm dates are not yet known, the plaintiffs’ brief will likely be due sometime in January 2011, with defendants’ brief due in February 2011, and a reply brief from plaintiffs due in March 2011. Once all briefs are submitted, the Court of Appeals may hear oral argument by the parties’ attorneys and then issue its ruling as to whether or not the District Court’s decisions should be reversed or affirmed. It should be noted, however, that the above appellate schedule is only approximate and is subject to change dependent upon a number of factors, including the granting of any extensions of time and the relative congestion of the docket of the Court of Appeals.
If plaintiffs succeed in overturning the judgment, reversing the District Court order denying class certification, and a class is subsequently certified in the FCA Action filed against Hill-Rom and Batesville, and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA Action the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. We and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom. See Note 6 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
As of October, 2010, we had incurred approximately $27.5 in cumulative legal and related costs associated with the FCA matter, since its inception.
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
13. Investment Income and Other

	Fiscal Year Ended September 30,
	2010	2009	2008
Interest income on note receivable from Forethought	$12.0	$12.4	$5.8
Interest income on ARS	0.2	0.9	1.0
Equity in net income (loss) of affiliates	3.1	(5.4)	—
Realized gain on sale or (impairment) of investments	0.7	—	(0.8)
Net realized losses on sale or impairment of ARS	(3.1)	—	—
Foreign currency exchange gain (loss)	—	0.2	(1.2)
Other, net	(0.2)	(0.2)	1.1

Investment income and other	$12.7	$7.9	$5.9

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

The following table summarizes the Company’s financial assets and liabilities:

			Fair Value Measurements at September 30, 2010 using:
				Significant
	Carrying			Other
	Value at	Fair Value at	Quoted Prices in	Observable	Unobservable
	September 30,	September 30,	Active Markets	Inputs	Inputs
Description	2010	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	$98.4	$98.4	$98.4	$—	$—
ARS	11.9	11.9	—	11.9	—
Forethought Note	144.8	127.0	—	—	127.0
Equity investments	3.0	3.0	—	—	3.0
Investments in rabbi trust	5.7	5.7	5.7	—	—

Liabilities:
Revolving credit facility	255.0	241.8	—	241.8	—
$150 senior unsecured notes	148.4	158.0	158.0	—	—
Derivative instruments	0.1	0.1	—	0.1	—

			Fair Value Measurements at September 30, 2009 using:
				Significant
	Carrying		Quoted Prices	Other
	Value at	Fair Value at	in Active	Observable	Unobservable
	September 30,	September 30,	Markets	Inputs	Inputs
Description	2009	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash & cash equivalents	$35.2	$35.2	$35.2	$—	$—
ARS and Put right	48.9	48.9	—	—	48.9
Forethought Note	142.8	109.0	—	—	109.0
Equity investments	4.5	4.5	1.5	—	3.0

Liabilities:
Revolving credit facility	60.0	55.7	—	55.7	—
Derivative instruments	1.1	1.1	—	1.1	—
The following table reconciles the change in the Company’s Level 3 financial assets:

	Fair Value Measurements Using Significant Unobservable
	Inputs
			Forethought	Equity
	ARS	Put right	Note	Investments
Balance at September 30, 2008	$51.1	$—	$105.2	$3.0
Total gains or (losses) (realized and unrealized):
Included in earnings, net	2.1	(2.0)	—	—
Included in other comprehensive income	(3.7)	—	—	—
Change in fair value, disclosure only	—	—	3.8	—
Purchases, issuances and settlements	(2.3)	3.7	—	—

Balance at September 30, 2009	$47.2	$1.7	$109.0	$3.0
Total gains or (losses) (realized and unrealized):
Included in earnings, net	(1.4)	(1.7)	—	—
Included in other comprehensive income	1.5	—	—	—
Change in fair value, disclosure only	—	—	28.0	—
Purchases, issuances and settlements	(35.4)	—	(10.0)	—
Transfers in and/or (out) of Level 3	(11.9)	—	—	—

Balance at September 30, 2010	$—	$—	$127.0	$3.0

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:
•	We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date.

•
Prior to July 1, 2010, we utilized a valuation model based on Level 3 inputs for the ARS. We utilized a discounted cash flow approach (an “Income” approach) to arrive at this valuation. The assumptions used in preparing the discounted cash flow model included estimates of, based on available data, interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. In the fourth quarter of fiscal 2010, we began to value the ARS based upon secondary market prices on observed transactions. We moved to this approach as we believe the pricing now occurring in the secondary market represents the “highest and best use” valuation of the ARS.

•
We estimate the fair value of the Forethought Note based upon comparison to debt securities currently trading in an active market with similar characteristics of yield, duration, and credit risk adjusted for liquidity considerations. Based upon market data available to us, we estimate that the fair value of the note and accrued interest is approximately $127.0 based upon an estimated yield to maturity of approximately 14% as of September 30, 2010. This is approximately $17.8 below its carrying value at September 30, 2010. An increase or decrease of 1% in the discount rate utilized to estimate the fair value of the note (including interest receivable) would indicate a change in fair value of approximately $4.0.

During the past twelve months ended September 30, 2010, Forethought successfully raised net proceeds of approximately $101.0 through the issuance of common stock, retaining the A- claims-paying rating of its subsidiary insurance operations from A.M. Best, and made its first $10.0 interest payment on the note. Both of these factors increased the likelihood that Forethought will be able to continue to meet its obligation to us under the terms of the note. Additionally, the natural accrual of interest under the note increases its fair value over time. These were the primary factors which increased the estimated fair value of the Forethought Note and also increase our overall probability of collection) for the fiscal year ended September 30, 2010.

•
The carrying amount of equity investments, included as a component of “Investments” within our consolidated balance sheet, was $3.0 and $4.5 at September 30, 2010 and 2009, respectively, and approximates fair value. The fair value was determined using either quoted prices in an active market or using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of management judgment and as a result are not necessarily indicative of the amounts we would realize in a current market exchange.

•	The fair value of the investments in the rabbi trust were based on quoted prices in active markets. The trust assets consist of participant directed investments in publicly traded mutual funds.

•	The fair value of our revolving credit facility is estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our debt.

•	The fair value of the 10 year, 5.5% fixed rate senior unsecured notes was based on quoted prices in an active market.
The following assets were excluded from the tables above:
•	The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.

•
The carrying amount of the private equity limited partnerships, included as a component of “Investments” within our consolidated balance sheet, was $15.2 and $14.3 at September 30, 2010 and 2009, respectively. The fair value of these equity method investments is not readily available.

•	Disclosures regarding the fair value measurements related to our pension plan assets are included in Note 7.

15. Segment and Geographical Information
In connection with the acquisition of K-Tron, we organized our operations into two reporting segments, Batesville and K-Tron. The following tables provide summary financial information regarding these segments and our corporate operations:

	September 30,
	2010	2009	2008
Net revenues:
Batesville	$640.3	$649.1	$678.1
K-Tron	108.9	—	—

Total consolidated net revenues	$749.2	$649.1	$678.1

Gross profit:
Batesville	$277.7	$274.4	$280.5
K-Tron[1]	35.6	—	—

Total consolidated gross profit	$313.3	$274.4	$280.5

Operating profit (loss):
Batesville	$175.1	$178.5	$183.8
K-Tron[1]	2.2	—	—
Corporate[2]	(39.4)	(23.5)	(34.2)

Total consolidated operating profit	$137.9	$155.0	$149.6

Net revenues[3]
United States	$662.6	$606.3	$629.5
Canada	42.2	35.5	39.7
Switzerland	35.9	—	—
All others foreign business units	8.5	7.3	8.9

Total consolidated net revenues	$749.2	$649.1	$678.1

1
Gross profit and operating profit have been reduced by $11.6 and $13.3, respectively, for the effects of acquisition accounting on K-Tron’s inventories and backlog during the fiscal year ended September 30, 2010.

2
Operating profit has been reduced by $10.5 respectively, for the effects of business acquisition costs associated with the acquisition of K-Tron during the fiscal year ended September 30, 2010. Costs related to our separation from Hill-Rom reduced operating profit by $0.1 and $15.6 for the fiscal years ended September 30, 2009 and 2008, respectively.

3	We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	September 30,
	2010	2009
Total assets assigned:
Batesville	$249.0	$250.8
K-Tron	561.3	—
Corporate	241.8	310.3

Total consolidated assets	$1,052.1	$561.1

Total goodwill assigned:
Batesville	$5.7	$5.7
K-Tron	190.7	—

Total consolidated goodwill	$196.4	$5.7

Property, net, by physical location:
United States	$96.2	$81.5
Switzerland	10.6	—
All other foreign business units	2.8	3.8

Total property, net	$109.6	$85.3

16. Unaudited Quarterly Financial Information

					Fiscal Year
	Quarter Ended				Ended
	12/31/09	3/31/10	6/30/10	9/30/10	9/30/10
Net revenues	$161.5	$169.9	$205.8	$212.0	$749.2
Gross profit	72.0	77.0	75.6	88.7	313.3
Net income	29.5	29.4	13.3	20.1	92.3
Basic and diluted net income per common share	0.48	0.47	0.22	0.32	1.49

					Fiscal Year
	Quarter Ended				Ended
	12/31/08	3/31/09	6/30/09	9/30/09	9/30/09
Net revenues	$166.5	$170.8	$158.7	$153.1	$649.1
Gross profit	69.8	74.3	66.0	64.3	274.4
Net income	26.5	27.8	25.4	22.6	102.3
Basic and diluted net income per common share	0.43	0.45	0.41	0.37	1.66

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

		Additions
	Balance at	Charged to	Charged to		Deductions		Balance
	Beginning	Costs and	Other		Net of		at End
Description (Dollars in millions)	of Period	Expense	Accounts		Recoveries		of Period

Reserves deducted from assets to which they apply:
Allowance for possible losses, early pay discounts, and sales returns — accounts receivable:
Period Ended:

September 30, 2010	$17.3	$1.6	$1.3	(c)	$(0.1	)(a)	$20.1
September 30, 2009	$16.1	$1.3	$—		$(0.1	)(a)	$17.3
September 30, 2008	$18.0	$(0.6)	$—		$(1.3	)(a)	$16.1
Allowance for excess or obsolescence — inventories:
Period Ended:

September 30, 2010	$1.1	$1.2	$1.9	(c)	$(1.0	)(b)	$3.2
September 30, 2009	$0.5	$0.7	$—		$(0.1	)(b)	$1.1
September 30, 2008	$1.2	$0.1	$—		$(0.8	)(b)	$0.5

(a)	Generally reflects the write-off of specific receivables against recorded reserves.

(b)	Generally reflects the write-off of specific inventory against recorded reserves.

(c)	Reflects opening reserve balances resulting from the acquisition of K-Tron.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with the independent registered public accounting firm.

Item 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
On April 1, 2010, we completed our acquisition of K-Tron which includes its existing information systems and internal controls over financial reporting that previously existed when K-Tron was a separate publically traded company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude K-Tron from our evaluation as permitted under existing SEC rules. We are currently in the process of evaluating and integrating K-Tron’s historical internal controls over financial reporting with ours. We expect to complete this integration in fiscal 2011.
Additionally, during the fourth quarter of fiscal 2010, we implemented a new financial reporting consolidation system to accommodate our recent acquisition of K-Tron and support our acquisition strategy. In connection with the implementation of this system, we also implemented a series of internal controls to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements. These new controls were included in management’s evaluation process for the year ended September 30, 2010.
Other than the changes noted above, there have been no other changes to our internal controls over financial reporting. Management’s report on our internal control over financial reporting is included under Item 8 above.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information related to executive officers is included in this report under Part I, Item 1 within the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2011 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2011 Proxy Statement, where such information is included under the heading “About the Board of Directors.”

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2011 Proxy Statement, where such information is included under the headings “The Board of Directors and Committees,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the 2011 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2011 Proxy Statement, where such information is included under the headings “The Board of Directors and Committees.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2011 Proxy Statement, where such information is included under the heading “Proposal No. 3-Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents have been filed as a part of this report or, where noted, incorporated by reference:
(1) Financial Statements
The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 42.
(2) Financial Statement Schedule
The financial statement schedule on page 85 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.
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
November 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ray J. Hillenbrand Ray J. Hillenbrand	Chairman of the Board	November 23, 2010

/s/ Kenneth A. Camp Kenneth A. Camp	President, Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2010

/s/ Cynthia L. Lucchese Cynthia L. Lucchese	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 23, 2010

/s/ Theodore S. Haddad, Jr. Theodore S. Haddad, Jr.	Vice President — Controller and Chief Accounting Officer (Principal Accounting Officer)	November 23, 2010

/s/ W August Hillenbrand W August Hillenbrand	Director	November 23, 2010

/s/ Eduardo R. Menasce Eduardo R. Menasce	Director	November 23, 2010

/s/ James A. Henderson James A. Henderson	Director	November 23, 2010

/s/ William J. Cernugel William J. Cernugel	Director	November 23, 2010

/s/ Mark C. Deluzio Mark C. Deluzio	Director	November 23, 2010

/s/ Thomas H. Johnson Thomas H. Johnson	Director	November 23, 2010

/s/ Stuart A. Taylor II Stuart A. Taylor II	Director	November 23, 2010

/s/ F. Joseph Loughrey F. Joseph Loughrey	Director	November 23, 2010

/s/ Neil S. Novich Neil S. Novich	Director	November 23, 2010

/s/ Edward B. Cloues II Edward B. Cloues II	Director	November 23, 2010

Exhibit Index

Exhibit 2.1		Distribution Agreement dated as of March 14, 2008 by and between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 2.2		Letter Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. regarding interpretation of Distribution Agreement (Incorporated by reference to Exhibit 2.2 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 2.3		Agreement and Plan of Merger, dated as of January 8, 2010, by and among Hillenbrand, Inc., Krusher Acquisition Corp. and K-Tron International, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 11, 2010)

Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 3.2		Articles of Correction of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 3.3		Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 1, 2010)

Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. National Bank Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010.

Exhibit 4.2		Form of Hillenbrand, Inc. 5.5% fixed rate 10 year global note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 9, 2010)

Exhibit 10.1		Judgment Sharing Agreement dated as of March 14, 2008 among Hill-Rom Holdings, Inc., Hillenbrand, Inc. and Batesville Casket Company, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.2	**	Employee Matters Agreement dated as of March 14, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.3		Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.4	**	Form of Employment Agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form 10)

Exhibit 10.5	**	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and Cynthia L. Lucchese (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.6	**	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and John R. Zerkle (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.7	**	Employment Agreement dated as of March 31, 2008 between Batesville Services, Inc. and Michael L. DiBease (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.8	**	Employment Agreement dated as of March 31, 2008 between Batesville Services, Inc. and Douglas I. Kunkel (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.9	**	Employment Agreement dated as of March 24, 2008 between Hillenbrand, Inc. and P. Douglas Wilson (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 10.10	**	Employment Agreement dated as of June 15, 2008, between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 10.11	**	Form of Change in Control Agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10)

Exhibit 10.12	**	Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including Cynthia L. Lucchese, John R. Zerkle, Michael L. DiBease, Douglas I. Kunkel, P. Douglas Wilson and Joe A. Raver (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form 10)

Exhibit 10.13	**	Form of Indemnity Agreement between Hillenbrand, Inc. and certain executive officers, including the named executive officers (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10)

Exhibit 10.14	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)

Exhibit 10.15	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form 10)

Exhibit 10.16	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 10.17	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form 10)

Exhibit 10.18	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form 10)

Exhibit 10.19	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)

Exhibit 10.20		Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, and Citibank, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.21	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2009)

Exhibit 10.22	**	Employment Agreement dated as of October 27, 2008, between Hillenbrand, Inc. and Jan Santerre (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 6, 2009)

Exhibit 10.23	**	Employment Agreement dated as of November 3, 2008, between Hillenbrand, Inc. and Hinesh Patel (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed February 6, 2009)

Exhibit 10.24		Voting Agreement, dated as of January 8, 2010, by and among Hillenbrand, Inc., Krusher Acquisition Corp. and certain shareholders of K-Tron International, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 11, 2010)

Exhibit 10.25		Hillenbrand, Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 1, 2010)

Exhibit 10.26		Letter Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and Forethought Financial Group, Inc. regarding Repurchase of Promissory Note and Redemption of Warrants (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2010)

Exhibit 10.27		Amendment No. 1 to Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, and Citibank, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 6, 2010)

Exhibit 10.28		Amendment No. 2 to Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, Citibank, N.A., as resigning agent for the lenders and J.P. Morgan Chase Bank NA as successor agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 6, 2010)

Exhibit 10.29	*	Employment Agreement dated November 11, 2008 between K-Tron International, Inc. and Kevin C. Bowen.

Exhibit 10.30	*	Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement between Hillenbrand, Inc. an certain executive officers, including named executive officers.

Exhibit 10.31	*	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010).

Exhibit 10.32	*	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010.

Exhibit 10.33	*	Form of Hillenbrand, Inc. Stock Incentive Plan Restricted Stock Agreement between Hillenbrand, Inc. and certain executive officers, including its named executive officers.

Exhibit 10.34	*	Form of Hillenbrand, Inc. Non-Qualified Stock Option Agreement between Hillenbrand, Inc. and certain executive officers, including its named executive officers.

Exhibit 14.1		Form of Code of Ethical Business Conduct (As Revised and Adopted by the Board of Directors on September 2, 2010)

Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.

Exhibit 23.1	*	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	***	The following materials from the Hillenbrand, Inc. Annual Report on Form 10-K for the year ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income for the years ended September 30, 2010, 2009 and 2008, (ii)Consolidated Balance Sheet for the years ended September 30, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the years ended September 30, 2010, 2009 and 2008, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.

**	The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(a)3 of this report.

***
As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.