Form 10-Q
period 2010-12-31
Hillenbrand, Inc.
filed 2011-02-02
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010
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
Common Stock, without par value — 62,646,910 shares as of January 28, 2011.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
 (in millions, except per share data)

	Three Months Ended
	December 31,
	2010	2009

Net revenues	$211.0	$161.5
Cost of goods sold	119.8	89.5

Gross profit	91.2	72.0
Operating expenses (including business acquisition costs)	49.1	30.9

Operating profit	42.1	41.1
Interest expense	(2.8)	(0.2)
Investment income and other	3.0	3.7

Income before income taxes	42.3	44.6
Income tax expense	15.2	15.1

Net income	$27.1	$29.5

Income per common share — basic and diluted	$0.44	$0.48

Weighted average common shares outstanding — basic and diluted	62.0	61.8

Cash dividends per common share	$0.1900	$0.1875

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
 ( in millions)

	December 31,	September 30,
	2010	2010
ASSETS
Current Assets
Cash and cash equivalents	$136.0	$98.4
Trade receivables, net	114.5	109.0
Inventories, net	68.3	64.9
Interest receivable from Forethought	10.0	10.0
Deferred income taxes	25.0	25.1
Other current assets	7.4	15.4

Total current assets	361.2	322.8
Property, net	108.7	109.6
Intangible assets, net	425.2	423.0
Auction rate securities	12.3	11.9
Note and long-term interest receivable from Forethought	137.6	134.8
Investments	17.3	18.2
Other assets	32.1	31.8

Total Assets	$1,094.4	$1,052.1

LIABILITIES
Current Liabilities
Trade accounts payable	$22.4	$26.9
Accrued compensation	20.1	35.7
Accrued customer rebates and advances	29.0	27.1
Other current liabilities	40.1	28.3

Total current liabilities	111.6	118.0
Long-term debt	423.4	403.4
Accrued pension and long-term postretirement healthcare	89.2	88.7
Deferred income taxes	35.2	35.7
Other long-term liabilities	34.5	34.4

Total Liabilities	693.9	680.2

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value, 63.4 and 63.1 shares issued, 62.6 and 62.3 shares outstanding, of which 0.9 and 0.6 are restricted at December 31, 2010 and September 30, 2010	—	—
Additional paid-in-capital	307.3	304.9
Retained earnings	139.9	124.8
Treasury stock, at cost; 0.8 shares at December 31, 2010 and September 30, 2010	(14.5)	(14.8)
Accumulated other comprehensive loss	(32.2)	(43.0)

Total Shareholders’ Equity	400.5	371.9

Total Liabilities and Shareholders’ Equity	$1,094.4	$1,052.1

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
 ( in millions)

	Three Months Ended
	December 31,
	2010	2009
Operating Activities
Net income	$27.1	$29.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8.7	4.5
Deferred income taxes	(1.5)	(3.0)
Net gain on auction rate securities, related put right, and investments	—	(0.2)
Interest income on Forethought note	(2.8)	(3.3)
Equity in net income from affiliates	(0.6)	(0.1)
Stock-based compensation	2.5	2.1
Trade accounts receivable	(4.6)	(3.0)
Inventories	(2.9)	—
Other current assets	2.6	(4.4)
Trade accounts payable	(4.9)	3.9
Accrued expenses and other current liabilities	(11.9)	(3.6)
Income taxes prepaid or payable	14.9	12.1
Defined benefit plan funding	(0.6)	(0.4)
Defined benefit plan expense	2.2	2.2
Other, net	(0.4)	0.1

Net cash provided by operating activities	27.8	36.4

Investing Activities
Capital expenditures	(3.5)	(3.0)
Proceeds from redemption and sales of auction rate securities and investments	0.2	6.2
Capital contributions to affiliates	(0.2)	(0.2)
Return of investment capital from affiliates	1.7	0.9

Net cash (used in) provided by investing activities	(1.8)	3.9

Financing Activities
Proceeds from revolving credit facilities	20.0	25.0
Repayments on revolving credit facilities	—	(85.0)
Payment of dividends on common stock	(11.7)	(11.5)
Proceeds from issuance of common stock	—	0.2
Financing costs and other	—	(0.2)

Net cash provided by (used in) financing activities	8.3	(71.5)

Effect of exchange rates on cash and cash equivalents	3.3	0.1

Net cash flows	37.6	(31.1)

Cash and cash equivalents
At beginning of period	98.4	35.2

At end of period	$136.0	$4.1

See Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Notes to Consolidated Financial Statements (Unaudited)
 ( in millions, except share and per share data)
1.	Background and Basis of Presentation

Hillenbrand, Inc. (Hillenbrand or the Company) is the parent holding company of its wholly owned subsidiaries, Batesville Services, Inc. (Batesville) and K-Tron International, Inc. (K-Tron).

Through Batesville, we are the leader in the North American death care products industry where we manufacture, distribute, and sell funeral service products to licensed funeral directors who operate licensed funeral homes. Our Batesville-branded products consist primarily of burial caskets but also include cremation caskets, containers and urns, selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including web based applications and the creation and hosting of websites for licensed funeral homes.

Through K-Tron, we design, produce, market, and service bulk solids material handling equipment and systems for a wide variety of industrial markets, particularly in the plastics, food, chemical, pharmaceutical, power generation, coal mining, pulp and paper, wood and forest products, and biomass energy generation industries.

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand, Inc. and its wholly owned subsidiaries. These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). The unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the fiscal year ended September 30, 2010. Certain prior period balances have been reclassified to conform to our current presentation. In the opinion of management, these financial statements reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of our operations and our cash flows as of the dates and for the periods presented.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities as of the dates presented. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, the collectability of our note receivable from Forethought Financial Group, Inc. (Forethought); the establishment of reserves related to our customer rebates, allowance for doubtful accounts, warranties, early pay discounts, inventories, income taxes, accrued litigation, and self-insurance reserves; the estimation of progress towards performance criteria under our incentive compensation programs; and the estimation of fair value associated with our auction rate securities (ARS).

2.	Summary of Significant Accounting Policies

The accounting policies used in preparing these financial statements are consistent with the accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The following represent additions and changes to our significant accounting policies as described in our previously filed Form 10-K.

Recently Adopted Accounting Standards

On December 31, 2010, we adopted the Financial Accounting Standards Board’s (FASB’s) accounting standard update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The standard requires companies to provide additional disclosures about the credit quality of their financing receivables and the credit reserves held against them. The disclosure requirements of this standard are included in Note 5.

3.	Business Acquisitions

K-Tron Acquisition

The unaudited financial information in the table below summarizes the combined results of operations for the Company, including K-Tron, for the three months ended December 31, 2009, on a pro forma basis, as though the companies were combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations if the acquisition had actually taken place at the beginning of the period presented and should not be considered representative of our future consolidated results of operations. The pro forma financial information for the three months ended December 31, 2009, includes adjustments for additional interest expense (assuming we would have been able to borrow $375.0 at October 1, 2009) and additional depreciation and amortization expense (associated with fair value adjustments to property and intangible assets), and excludes $2.8 of business acquisition costs and the non-recurring effects of fair value adjustments to inventory and backlog, all net of estimated income tax effects. See Note 17 for further information regarding K-Tron’s financial contribution to our consolidated financial results.

Three Months Ended
December 31, 2009
Pro forma net revenues	$205.2
Pro forma net income	33.3
Pro forma diluted earnings per share	0.54
4.	Supplemental Balance Sheet Information

	December 31,	September 30,
	2010	2010

Trade accounts receivable reserves	$20.3	$20.1

Inventories:
Raw materials and components	$28.5	$26.6
Work in process	7.2	6.7
Finished products	35.8	34.8
Reserves for excess or obsolescence	(3.2)	(3.2)

Total inventories	$68.3	$64.9

Accumulated depreciation on property	$244.2	$239.7

Accumulated amortization of intangible assets	$38.3	$36.0

5.	Financing Receivables and Allowances for Credit Losses

In accordance with accounting standard update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, Hillenbrand has two types of financing instruments that require quarterly disclosure: our Forethought note and our notes receivable from customers. We have no significant changes to report to the disclosures regarding the Forethought note contained in our previously filed Form 10-K for the year ended September 30, 2010.

As of December 31, 2010, we had $7.8 of notes receivable from customers representing long-term payment plans that were negotiated to settle unpaid balances. These notes generally carry repayment terms up to five years at a weighted average interest rate of 6.5%. The current portion of these notes, $4.3, is included in trade receivables and the long-term portion, $3.5, is included in other assets in the consolidated balance sheets. We evaluate the recoverability of notes receivable and record allowances thereon based upon historical experience and individual customer collection experience. Of our $7.8 notes receivable, $7.1 was current and $0.7 was over 31 days past due as of December 31, 2010. Accordingly, we established $0.4 of reserves to address potential collectability as of December 31, 2010. Each quarter we perform a detailed review of all notes upon which a reserve was established to determine whether any amounts should be charged off.

6.	Auction Rate Securities

	A	B	C
Balance at September 30, 2010	$11.9	$—	$—
Change in fair value	0.5	(0.5)	—
Purchases	—	—	—
Sales and redemptions	(0.1)	—	—

Balance at December 31, 2010	$12.3	$(0.5)	$—

A —	Auction rate securities — available for sale, at fair value

B —	Amount included in accumulated other comprehensive loss (pre-tax)

C —	(Gain) loss included in investment income (loss) and other (pre-tax)
See Note 16 for information related to the determination of fair value. See Note 18 for information regarding a subsequent event.
7.	Financing Agreements

Borrowings under our financing agreements included:

	December 31,	September 30,
	2010	2010
$400 revolving credit facility	$275.0	$255.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.4	148.4

Total long-term debt	$423.4	$403.4

$400 Revolving Credit Facility

As of December 31, 2010, we (i) had $6.9 outstanding undrawn letters of credit under the facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $118.1 of remaining borrowing capacity available under the facility. Under our Distribution Agreement with Hill-Rom, our ability to borrow against the facility for certain strategic transactions such as acquisitions may be limited. The term of the revolving credit facility expires in March 2013. During the three-month periods ended December 31, 2010 and 2009, the applicable weighted average interest rates were 0.7%.

Our Swiss location maintains $19.2 local credit facilities secured by cash or real property. As of December 31, 2010, there were no borrowings under these facilities and availability was reduced by $4.1 for outstanding bank guarantees. We had additional outstanding letters of credit and bank guarantees with other financial institutions totaling $3.6 and $0.3 of restricted cash at December 31, 2010.

$150 Senior Unsecured Notes

On July 9, 2010, we issued and sold $150.0 fixed-rate senior unsecured notes due July 15, 2020 (the Notes). The Notes bear interest at a fixed rate of 5.5%, payable semi-annually in arrears commencing on January 15, 2011. The Notes were issued at an original issue discount of $1.6, which is being amortized into interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%. Deferred financing costs associated with the Notes of $2.1 are being amortized to interest expense on a straight-line basis over the term of the Notes.

8.	Retirement and Postemployment Benefits

Defined Benefit Plans

Components of net pension costs were:

	Three Months Ended
	December 31,
	2010	2009
Service costs	$1.3	$1.1
Interest costs	3.2	3.1
Expected return on plan assets	(3.8)	(3.3)
Amortization of unrecognized prior service costs, net	0.2	0.2
Amortization of net loss	1.0	0.8

Net pension costs	$1.9	$1.9

The net postretirement healthcare costs recorded during the three months ended December 31, 2010 and 2009 were $0.3 and $0.3.

Defined Contribution Plans

For the three months ended December 31, 2010 and 2009, expenses related to our defined contribution plans were $1.6 and $1.2.
9.	Income Taxes

The effective tax rates for the three months ended December 31, 2010 and 2009 were 35.9% and 33.9%. The increase in the December 31, 2010 effective tax rate was primarily attributable to a favorable adjustment of $0.6 recorded in the prior year as a result of periodic reconciliation of our income tax accounts to filed income tax returns.

The activity within our reserve for unrecognized tax benefits was:

Balance at September 30, 2010	$7.2
Additions for current-year tax positions	0.1

Balance at December 31, 2010	$7.3

Other amounts accrued at December 31, 2010 for interest and penalties	$1.5

10.	Income per Common Share

At December 31, 2010 and 2009, potential dilutive effects of our time-based restricted stock units and stock option awards, representing approximately 2.2 million and 1.7 million common shares, were excluded from income per common share as their effects were anti-dilutive. The dilutive effects of our performance-based stock awards will be included in diluted net income per share when the related performance criteria are met. At December 31, 2010 and 2009, potential dilutive effects, representing approximately 1.6 million and 1.1 million common shares, were excluded from the computation of income per common share as the related performance criteria was not met, although we expect to meet various levels of criteria in the future. There was no significant difference in basic and diluted net income per share and average common shares outstanding as a result of dilutive equity awards for the three-month periods ended December 31, 2010 and 2009.

11.	Shareholders’ Equity

During the three months ended December 31, 2010, we paid $11.7 of cash dividends and issued 0.3 million shares of our common stock pursuant to our stock incentive plans.
12.	Stock-Based Compensation

	Three Months Ended
	December 31,
	2010	2009
Stock-based compensation costs	$2.4	$2.1
Income tax benefit	0.9	0.8

Stock-based compensation costs, net of tax	$1.5	$1.3

During the three months ended December 31, 2010, we made the following grants:

Number of Units
Stock options	481,776
Restricted stock units (RSUs)	2,883
Performance-based stock units (PBUs)	541,947

Stock options granted had a weighted average exercise price of $19.49, and our RSUs and PBUs had a weighted average grant date fair value of $21.51 and $19.50 for the three month period ended December 31, 2010.

13.	Comprehensive Income and Accumulated Other Comprehensive Loss
The components of comprehensive income, each net of tax (corresponding to income tax rates between 35.4% and 37.3%, excluding foreign currency translation adjustment), were:

	Three Months Ended
	December 31,
	2010	2009
Net income	$27.1	$29.5
Foreign currency translation adjustment	9.8	0.2
Change in items not recognized as a component of net pension and postretirement healthcare costs	0.8	0.6
Changes in net unrealized gains (losses) on derivative instruments	(0.1)	0.1
Changes in net unrealized gains (losses) on available for sale securities	0.3	(0.2)

Comprehensive income	$37.9	$30.2

The components of accumulated other comprehensive loss, each net of tax (corresponding to income tax rates between 35.4% and 37.3%, excluding cumulative foreign currency translation adjustment), were:

	December 31,	September 30,
	2010	2010
Cumulative foreign currency translation adjustment	$18.9	$9.1
Items not recognized as a component of net pension and postretirement benefit costs	(51.2)	(52.0)
Net unrealized (loss) on derivative instruments	(0.2)	(0.1)
Net unrealized gain on available for sale securities	0.3	—

Accumulated other comprehensive loss	$(32.2)	$(43.0)

14.	Investment Income and Other

The components of investment income and other were:

	Three Months Ended December 31,
	2010	2009
Interest income on note receivable from Forethought	$2.8	$3.3
Interest income on ARS	—	0.1
Equity in net income of affiliates	0.6	0.1
Realized gain on sale of investments	—	0.5
Net realized (loss) on sale or impairment of ARS	—	(0.3)
Foreign currency exchange (loss), net	(0.3)	—
Other, net	(0.1)	—

Investment income and other	$3.0	$3.7

15.	Commitments and Contingencies

Antitrust Litigation

In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and our former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (“Hill-Rom”), and three national funeral home businesses (the “FCA Action”). A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). Class certification hearings in the FCA Action and the Pioneer Valley Action were held before a Magistrate Judge in early December 2006. On November 24, 2008, the Magistrate Judge recommended that the plaintiffs’ motions for class certification in both cases be denied. On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by all the judges sitting on the Fifth Circuit Court of Appeals).

The Pioneer Valley plaintiffs did not appeal the District Court’s order denying class certification and, on April 29, 2009, pursuant to a stipulation among the parties, the District Court dismissed the Pioneer Valley Action with prejudice (i.e., Pioneer Valley cannot appeal or otherwise reinstitute the case). Neither the Company nor Hill-Rom provided any payment or consideration for the plaintiffs to dismiss this case, other than agreeing to bear their own costs rather than pursuing plaintiffs for costs.

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

Because Batesville continues to adhere to its long-standing policy of selling Batesville caskets only to licensed funeral directors operating licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial, the plaintiffs are likely to claim additional alleged damages for periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.

Despite the ruling denying class certification, the FCA plaintiffs continued to pursue their individual injunctive and damages claims. Their individual damages claims are limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of eight casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs.

In June 2010, co-defendant Stewart Enterprises, Inc. announced a settlement with the plaintiffs. On July 16, 2010, the District Court granted the remaining defendants’ motion for leave to file a motion to dismiss for lack of subject matter jurisdiction. On August 2, 2010, the District Court heard argument on the motion and ordered full dismissal of the lawsuit on September 24, 2010, concluding that “plaintiffs shall take nothing by their suit.” In light of this decision, defendants filed a motion requesting that the Court order plaintiffs to pay costs incurred by Batesville and SCI in the approximate amount of $0.7 million. The Court denied this motion on October 22, 2010.

Plaintiffs had 30 days to declare their intent to appeal the dismissal of their lawsuit, and they did so by way of a Notice of Appeal filed on October 19, 2010. Plaintiffs’ Notice indicates that they intend to appeal both the Court’s final judgment of dismissal entered on September 24, 2010 and the Court’s order denying class certification entered on March 26, 2009. The appeal is to the United States Court of Appeals for the Fifth Circuit.

Plaintiffs recently requested an enlargement of time to file their brief appealing the denial of the two District Court orders. The request was granted by the Court of Appeals on January 3, 2011; therefore, plaintiffs’ brief must now be filed by February 23, 2011. Defendants’ brief will be due 30 days after receiving plaintiffs’ brief, unless an enlargement of time is requested and granted. Plaintiffs will then have an opportunity to file a reply brief. Once all briefs are submitted, the Court of Appeals may hear oral argument by the parties’ attorneys and will then issue its ruling as to whether or not the District Court’s decisions should be reversed or affirmed. It should be noted, however, that the above appellate schedule is only approximate and is subject to change dependent upon a number of factors, including the granting of any extensions of time and the relative congestion of the docket of the Court of Appeals.

If plaintiffs succeed in overturning the judgment, reversing the District Court order denying class certification, and a class is subsequently certified in the FCA Action filed against Hill-Rom and Batesville, and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. In antitrust actions such as the FCA Action, the plaintiffs may elect to enforce any judgment against any or all of the co-defendants, who have no statutory contribution rights against each other. We and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom. See Note 6 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

As of December 2010, we had incurred approximately $27.8 million in cumulative legal and related costs associated with the FCA matter since its inception.

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

We are also involved in other possible claims, including product and general liability, workers compensation, auto liability, and employment-related matters. Claims other than employment and related matters have deductibles and self-insured retentions ranging from $0.5 million to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. Outside insurance companies and third-party claims administrators establish individual claim reserves, and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. Claim reserves for employment-related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees, when such amounts are considered probable of payment.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is virtually certain that actual costs will differ from those estimates.
16.	Fair Value Measurements

Our fair value measurements for our financial assets and liabilities were classified into one of three categories as defined in Note 14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

			Fair Value Measurements at
			December 31, 2010 using:
				Significant
	Carrying		Quoted Prices	Other	Significant
	Value at	Fair Value at	in Active	Observable	Unobservable
	December 31,	December 31,	Markets	Inputs	Inputs
Description	2010	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$136.0	$136.0	$136.0	$—	$—
ARS	12.3	12.3	—	12.3	—
Forethought note	147.6	125.7	—	—	125.7
Equity investments	3.0	3.0	—	—	3.0
Investments in rabbi trust	5.9	5.9	5.9	—	—

Liabilities:
Revolving credit facility	275.0	264.5	—	264.5	—
$150 senior unsecured notes	148.4	151.7	151.7	—	—
Derivative instruments, net	0.2	0.2	—	0.2	—
The following table reconciles the change in our Level 3 financial assets:

	Measurements Using Significant
	Unobservable Inputs
	Forethought	Equity
	Note	Investments
Balance at September 30, 2010	$127.0	$3.0
Total gains (losses) (realized and unrealized):
Included in earnings, net	—	—
Included in other comprehensive income	—	—
Change in fair value	(1.3)	—
Purchases, issuances, and settlements	—	—
Transfers in (out) of Level 3	—	—

Balance at December 31, 2010	$125.7	$3.0

The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The decrease in the fair value of the Forethought Note at December 31, 2010 was attributable to a 1.6% increase in the required yield to maturity (discount rate) observed in the marketplace on comparable debt instruments. Assets excluded from the tables above are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

17.	Segment and Geographical Information

Our operations consist of two reporting segments, Batesville and K-Tron. The following tables provide summary financial information regarding these segments and our corporate operations:

	Three Months Ended December 31,
	2010	2009
Net revenues:
Batesville	$159.9	$161.5
K-Tron	51.1	—

Total consolidated net revenues	$211.0	$161.5

Gross profit:
Batesville	$68.4	$72.0
K-Tron	22.8	—

Total consolidated gross profit	$91.2	$72.0

Operating profit (loss):
Batesville[1]	$42.6	$50.2
K-Tron[2]	6.9	—
Corporate [3]	(7.4)	(9.1)

Total consolidated operating profit	$42.1	$41.1

EBITDA:
Batesville	$46.5	$54.2
K-Tron	10.5	—
Corporate	(6.5)	(8.5)

Total EBITDA	$50.5	$45.7

Net revenues: [4]
United States	$178.7	$150.2
Canada	11.3	9.6
Switzerland	18.3	—
All other foreign business units	2.7	1.7

Total consolidated net revenues	$211.0	$161.5

1	Batesville operating profit includes sales tax recoveries of $0.6 and $4.1 offset in part by antitrust litigation expense of $0.3 and $0.2 for the three months ended December 31, 2010 and 2009.

2
K-Tron operating profit includes $2.7 of incremental amortization expense related to the intangible assets that were acquired and $0.1 for business acquisition costs during the three months ended December 31, 2010.

3	Corporate operating loss includes $0.2 and $2.8 for business acquisition costs for the three months ended December 31, 2010 and 2009.

4	Revenue is attributed to a geography based upon the location of the business unit that consummated the external sale.

	December 31,	September 30,
	2010	2010
Total assets assigned:
Batesville	$250.0	$249.0
K-Tron	571.7	561.3
Corporate	272.7	241.8

Total consolidated assets	$1,094.4	$1,052.1

Total goodwill assigned:
Batesville	$5.7	$5.7
K-Tron	194.5	190.7

Total consolidated goodwill	$200.2	$196.4

Property, net, by physical location
United States	$94.7	$96.2
Switzerland	10.9	10.6
All other foreign business units	3.1	2.8

Total property, net	$108.7	$109.6

18.	Subsequent Events

In January 2011, we sold our remaining ARS for proceeds of $12.3, resulting in a gain of $0.5. We have now fully liquidated the original $56.9 portfolio of ARS transferred to us on March 31, 2008, in connection with our separation from Hill-Rom. We recovered approximately 95.5% of the historical cost of these securities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
Throughout this Form 10-Q, we made a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. As the words imply, forward-looking statements are statements about our future plans, objectives, beliefs, and expectations that might or might not happen in the future, as contrasted with historical information. Our forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature they are subject to a wide range of risks.
Accordingly, in this Form 10-Q, we may say something like,
“We anticipate that the burial rate will be flat to slightly declining in future years.”
That is a forward-looking statement, as indicated by the word “anticipate” and by the clear meaning of the sentence.
Other words that could indicate we are making forward-looking statements include:

intend	believe	plan	expect	may	goal

become	pursue	estimate	will	forecast	continue

targeted	encourage	promise	improve	progress	potential
This is not an exhaustive list, but is intended to give you an idea of how we try to identify forward-looking statements. The absence of any of these words, however, does not mean that the statement is not forward-looking.
Here is the key point: Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. Any number of factors — many of which are beyond our control — could cause our performance to differ significantly from those described in the forward-looking statements.
For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of our Form 10-K filed with the SEC on November 23, 2010 and Part II, Item 1A, of this Form 10-Q. We assume no obligation to update or revise any forward-looking statements.

Executive Overview
In this executive overview, we provide information so that you may review the Company’s performance and assess its financial condition as management does.
( in millions throughout Management’s Discussion and Analysis)

	Three Months Ended
	December 31, 2010
Hillenbrand	2010	2009
Net revenues	$211.0	$161.5
Gross profit	91.2	72.0
Operating expenses (including business acquisition costs)	49.1	30.9
Operating profit	42.1	41.1
Interest expense	(2.8)	(0.2)
Investment income and other	3.0	3.7
Income taxes	15.2	15.1
Net income	27.1	29.5
The question that arises when reviewing our consolidated results is most likely, “How did net revenues for the three months ended December 31, 2010, increase by 31% compared to the same period in the prior year while net income declined by 8%?” The information below provides detail on the key drivers of our results.
•
Our net revenues were positively impacted by the K-Tron acquisition in April 2010, providing $51.1 of additional net revenue in the three months ended December 31, 2010, compared to the same period in the prior year. Batesville’s revenues were relatively flat, decreasing $1.6 or 1% in the three months ended December 31, 2010, compared to the same period in the prior year.

•
Gross profit margin for the three months ended December 31, 2010, declined by 140 basis points compared to the same period in the prior year, largely driven by rising commodity costs at Batesville, principally steel and fuel. Batesville’s gross profit margin was 42.8% and 44.6% for the three months ended December 31, 2010 and 2009. K-Tron’s gross profit margin was 44.6% for the three months ended December 31, 2010.

•	Operating expenses increased $18.2 in the three months ended December 31, 2010, compared to the same period in the prior year.
•	The addition of K-Tron into our results added $15.9 of operating expenses, including $2.7 relating to incremental amortization of the acquired intangible assets.

•
An increase of $3.5 in operating expenses was due to sales tax recoveries for Batesville. These recoveries relate to overpayments in previous years and are not a normal part of ongoing operations. Additional recoveries are not expected to be significant. We recognized a benefit of $0.6 in the three months ended December 31, 2010, compared to $4.1 in the same period in the prior year.

•	We incurred $0.3 of business acquisitions costs in the three months ended December 31, 2010, compared to $2.8 in the same period of the prior year.

Absent sales tax recoveries, operating expenses remained relatively flat for Batesville for the three months ended December 31, 2010, compared to the same period in the prior year. Excluding incremental amortization expense, operating expenses for K-Tron were relatively flat compared to the same period a year ago, yielding an improved operating expense to sales ratio given the revenue growth. Due to the technical nature of its products and related customer support requirements, K-Tron’s business model has a higher ratio of operating expenses to sales compared to Batesville. This results in a higher consolidated operating expense to sales ratio for Hillenbrand post-acquisition.

Interest expense increased $2.6 for the three months ended December 31, 2010, compared to the same period in the prior year, due to the borrowings to fund the K-Tron acquisition.
Investment income and other decreased $0.7 for the three months ended December 31, 2010, compared to the same period in the prior year. See Note 14 for more detailed information.
Our income tax rate was 35.9% for the three months ended December 31, 2010, an increase of 2.0% over the same period in the prior year. The increase was primarily due to a favorable adjustment of $0.6 recorded in the prior year as a result of periodic reconciliation of our income tax accounts to filed income tax returns.

While we report financial results in accordance with U.S. GAAP, we would also like to discuss a non-GAAP measure, Earnings Before Interest, Income Tax, Depreciation and Amortization (EBITDA). We have previously discussed our strategy to prudently acquire selected manufacturing businesses that have a record of success, but which could benefit from our core competencies to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses such as amortization from intangible assets acquired and additional interest expense from debt-funded acquisitions. Accordingly, we use EBITDA, among other measures, to monitor our business performance. While EBITDA is not in accordance with, nor is it a substitute for, a U.S. GAAP measure, we believe it provides information to investors so they can see the financial results “through the eyes of management”. We also believe that it better enables investors to understand the ongoing operating performance of the Company. Investors should consider non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with U.S. GAAP.
EBITDA for the three months ended December 31, 2010, was $50.5 million compared to $45.7 million for the three months ended December 31, 2009. The reconciliation to U.S. GAAP net income is provided below:

	Three Months Ended
	December 31, 2010
EBITDA	2010	2009
Net income	$27.1	$29.5
Interest income	(3.3)	(3.6)
Interest expense	2.8	0.2
Income tax expense	15.2	15.1
Depreciation and amortization	8.7	4.5

EBITDA[1]	$50.5	$45.7

1
For the three months ended December 31, 2010 and 2009, EBITDA includes $0.3 and $0.2 of antitrust litigation expense, $0.3 and $2.8 of business acquisition costs, and $0.6 and $4.1 of sales tax recoveries.

Results of Operations
The consolidated operating results of our Company are included in the consolidated financial statements in Part I, Item 1, of this Form 10-Q. We disaggregated the relevant operating information into our two reporting segments, Batesville and K-Tron, along with our corporate operations. See Note 17 for a reconciliation of the financial information below to our consolidated financial results.
The sections that follow present operating results for Batesville, K-Tron, and our corporate operations. We also discuss changes in non-operating expenses and income, along with our income tax provision, in further detail below.

	Three Months Ended December 31,
	2010		2009
		% of		% of
Batesville	Amount	Revenue	Amount	Revenue
Revenue	$159.9	100.0	$161.5	100.0
Gross profit	68.4	42.8	72.0	44.6
Operating expenses[1]	25.8	16.1	21.8	13.5
Operating profit[1]	42.6	26.6	50.2	31.1

1
Operating expenses and operating profit include sales tax recoveries of $0.6 and $4.1 offset in part by antitrust litigation expense of $0.3 and $0.2 for the three months ended December 31, 2010 and 2009.

Revenue — Batesville’s net revenues for the three months ended December 31, 2010 decreased from the same period last year by $1.6 or 1.0%. Burial unit volume decreased 1.8% or $2.2 and was the primary contributor to the reduction in net revenue. We believe the volume decrease was largely attributable to year-over-year increases in cremation rates, which reduce the number of burials. Although cremations continue to increase, we have observed a more typical year-over-year growth rate of about 110 to 120 basis points in 2010, following significant increases in 2009. Offsetting this impact was a modest increase in the average selling price that contributed $0.2 to revenue. We believe that Batesville’s merchandising initiatives and new product launches helped improve average selling prices and slow the downward trend in product mix, especially in customer locations that used the Batesville merchandising system. The strengthening Canadian dollar increased revenue by $0.4 in the three months ended December 31, 2010, compared to the same period in the prior year.
Gross profit — Batesville’s gross profit for the three months ended December 31, 2010, decreased $3.6 million or 5.0% compared to the same period in the prior year. Despite the lower revenue noted above, cost of goods sold increased $2.0 million, driven primarily by rising commodity costs of $2.9 million, particularly steel and fuel. These commodity increases were partially offset by lower operating costs as we continue to optimize our cost structure using lean business principles.
Operating expenses — Batesville operating expenses increased $4.0 or 18.3% for the three months ended December 31, 2010, compared to the same period in the prior year. This was driven by the prior year impact of recording a $4.1 sales tax receivable for tax overpayments, reducing prior year operating expenses. We recovered an additional $0.6 in sales tax overpayments in the current quarter, which was largely offset by $0.5 of strategic initiative spending. During the three months ended December 31, 2010 and 2009, we incurred legal fees of $0.3 and $0.2 related to our FCA antitrust litigation discussed in Note 15.

	Three Months Ended
	December 31, 2010
K-Tron	Amount	% of Revenue
Revenue	$51.1	100.0
Gross profit	22.8	44.6
Operating expenses[1]	15.9	31.1
Operating profit[1]	6.9	13.5

1	Operating expenses and operating profit includes $2.7 of incremental amortization expense associated with the acquisition of K-Tron and $0.1 of business acquisition costs.
Comparative results are not presented as K-Tron was acquired on April 1, 2010.
Future revenue associated with K-Tron’s business lines is influenced by order backlog. This is due to the lead time involved in manufacturing specialized equipment and parts for customers. Backlog can be an indicator of future revenue; however, it may not include many projects and parts orders that are booked and shipped within the same quarter (i.e. backlog primarily represents new equipment orders). The timing of order placement, size, and customer delivery dates can create unusual fluctuations in backlog. Backlog is also affected by foreign exchange fluctuations because a portion of the orders are denominated in currencies other than U.S. dollars.
Based upon new orders accepted, less orders completed and shipped during the three months ended December 31, 2010, K-Tron’s backlog increased $10.8 to $67.9.

	Three Months Ended December 31,
Corporate	2010	2009
Operating expenses, excluding business acquisition costs	$7.2	$6.3
Business acquisition costs	0.2	2.8
Operating expenses, excluding business acquisition costs — We excluded business acquisition costs because we believe this provides a clearer picture for analyzing our operating cost structure due to their significant and infrequent nature. Operating expenses excluding business acquisition costs increased $0.9 or 14.3% for the three months ended December 31, 2010, compared to the same period in the prior year. The increases were primarily related to compensation and benefits.
Business acquisition costs — We incurred $0.3 of acquisition related expenditures during the three months ended December 31, 2010, of which $0.2 were incurred by our corporate operations. Business acquisition costs were $2.8 for the three months ended December 31, 2009. The decline is attributable to the reduction in business acquisition activity following our acquisition of K-Tron on April 1, 2010.

Liquidity and Capital Resources
We believe the ability to generate cash is critical to the value of our Company. In this section, we tell you about our ability to generate and access cash to meet our business needs.
First, we will describe our actual results in generating and utilizing cash by comparing the first three months to the same period last year. We will also talk about any significant trends we are seeing to help you understand how this could impact us going forward.
Second, we will tell you about how we see operating, investing, and financing cash flows being affected for the next 12 months. While it is not a certainty, we will tell you where we think the cash will come from and how we intend to use it. We will also talk about significant risks or possible changes to our thinking that could change our expectation.
Third, we will tell you about other significant matters that could affect our liquidity on an ongoing basis.

	Three Months Ended December 31,
	2010	2009
Cash flows provided by (used in):
Operating activities	$27.8	$36.4
Investing activities	(1.8)	3.9
Financing activities	8.3	(71.5)
Effect of exchange rate changes on cash and cash equivalents	3.3	0.1

Increase (decrease) in cash and cash equivalents	$37.6	$(31.1)

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
Net cash flows from operating activities were $8.6 lower during the three months ended December 31, 2010, compared to the same period in the prior year. This decline was primarily driven by the timing of payments to our vendors. Additionally, annual incentive compensation earned in fiscal year 2010 and paid in the first quarter of fiscal 2011 was higher compared to the prior year period. These cash flow declines were partially offset by K-Tron’s pre-tax operating cash flows, as well as lower income tax payments.
Investing activities
Net cash receipts from investing activities for the three months ended December 31, 2010, decreased compared to the same period last year by $5.7, primarily due to lower redemptions on auction rate securities and investments.
Financing activities
Net cash receipts from financing activities for the three months ended December 31, 2010, increased $79.8 compared to the same period in the prior year, primarily because no repayments were made on our revolving credit facility.

During the quarter ended December 31, 2010, we announced an increase in our quarterly dividend to $0.19 per common share, which we paid on December 31, 2010. We plan to pay a cash dividend that will require about $11.7 each quarter based on our outstanding common stock at December 31, 2010.
12-Month Outlook
In January 2011, we sold our remaining ARS for proceeds of $12.3 resulting in a gain of $0.5. We believe that our cash on hand, cash generated from operations, and cash available under our credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations.
We have no other significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2010.
Other Liquidity Matters
As of December 31, 2010, we: (i) had $6.9 in outstanding undrawn letters of credit under our revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had complete access to the remaining $118.1 of borrowing capacity available under the facility. In addition, we have approximately $15.1 of available credit under our Swiss facilities. We have no other significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2010.
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements.
Contractual Obligations or Contingent Liabilities and Commitments
There have been no significant changes to our contractual obligations or contingent liabilities and commitments during the three months ended December 31, 2010.
Critical Accounting Estimates
There have been no significant changes to this information during the three months ended December 31, 2010, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2010.
Recently Adopted Accounting Standards
On December 31, 2010, we adopted the Financial Accounting Standards Board’s (FASB’s) accounting standard update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The standard requires companies to provide additional disclosures about the credit quality of their financing receivables and the credit reserves held against them. The disclosure requirements of this standard are included in Note 5.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
There have been no significant changes to this information during the three months ended December 31, 2010, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2010.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Our material legal proceedings are described in detail in Note 15 to our consolidated financial statements in Part I, Item 1, of this report. You should read that note carefully to understand the background and current status of those matters.

Item 1A.	RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010. There have been no material changes to the risk factors described in that report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities in the three months ended December 31, 2010.

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

HILLENBRAND, INC.

DATE: February 2, 2011	BY:	/s/ Cynthia L. Lucchese Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

DATE: February 2, 2011	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	Instance document

Exhibit 101.SCH**	Schema document

Exhibit 101.CAL**	Calculation linkbase document

Exhibit 101.LAB**	Labels linkbase document

Exhibit 101.PRE**	Presentation linkbase document

Exhibit 101.DEF**	Definition linkbase document

*	Filed herewith.

**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.