Form 10-Q
period 2011-03-31
Hillenbrand, Inc.
filed 2011-05-04
CIK 1417398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value — 62,691,289 shares as of April 30, 2011.

HILLENBRAND, INC.

INDEX TO FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Income for the Three- and Six- Month Periods Ended March 31, 2011, and 2010	3

Consolidated Balance Sheets at March 31, 2011 and September 30, 2010	4

Consolidated Statements of Cash Flows for the Six- Month Periods Ended March 31, 2011, and 2010	5

Condensed Notes to Consolidated Financial Statements	6 – 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 22

Item 3. Quantitative and Qualitative Disclosures About Market Risks	23

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	24

SIGNATURES	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101 Instance document
Exhibit 101 Schema document
Exhibit 101 Calculation linkbase document
Exhibit 101 Labels linkbase document
Exhibit 101 Presentation linkbase document
Exhibit 101 Definition linkbase document

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net revenue	$230.0	$169.9	$441.0	$331.4
Cost of goods sold	128.1	92.9	247.9	182.4
Gross profit	101.9	77.0	193.1	149.0
Operating expenses	54.1	34.8	103.2	65.7
Operating profit	47.8	42.2	89.9	83.3
Interest expense	(2.9)	(0.3)	(5.7)	(0.5)
Investment income and other	5.6	4.4	8.6	8.1
Income before income taxes	50.5	46.3	92.8	90.9
Income tax expense	17.5	16.9	32.7	32.0
Net income	$33.0	$29.4	$60.1	$58.9

Earnings per share — basic and diluted	$0.53	$0.47	$0.97	$0.95
Weighted average shares outstanding — basic and diluted	62.1	61.9	62.0	61.9

Cash dividends per share	$0.1900	$0.1875	$0.3800	$0.3750

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	March 31,	September 30,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$160.3	$98.4
Trade receivables, net	119.5	109.0
Inventories, net	70.0	64.9
Interest receivable from Forethought	10.0	10.0
Deferred income taxes	24.6	25.1
Other current assets	13.0	15.4
Total current assets	397.4	322.8
Property, net	108.7	109.6
Intangible assets, net	423.7	423.0
Auction rate securities	—	11.9
Note and long-term interest receivable from Forethought	140.6	134.8
Investments	18.9	18.2
Other assets	30.6	31.8
Total Assets	$1,119.9	$1,052.1

LIABILITIES
Current Liabilities
Trade accounts payable	$25.6	$26.9
Accrued compensation	27.5	35.7
Accrued customer rebates and advances	27.6	27.1
Other current liabilities	28.8	28.3
Total current liabilities	109.5	118.0
Long-term debt	423.4	403.4
Accrued pension and long-term postretirement healthcare	89.6	88.7
Deferred income taxes	33.8	35.7
Other long-term liabilities	32.7	34.4
Total Liabilities	689.0	680.2

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value, 63.4 and 63.1 shares issued, 62.7 and 62.3 shares outstanding, of which 0.9 and 0.6 are restricted at March 31, 2011, and September 30, 2010	—	—
Additional paid-in-capital	311.2	304.9
Retained earnings	160.8	124.8
Treasury stock, at cost, 0.7 and 0.8 shares at March 31, 2011, and September 30, 2010	(13.7)	(14.8)
Accumulated other comprehensive loss	(27.4)	(43.0)
Total Shareholders’ Equity	430.9	371.9

Total Liabilities and Shareholders’ Equity	$1,119.9	$1,052.1

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended
	March 31,
	2011	2010
Operating Activities
Net income	$60.1	$58.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17.3	9.0
Deferred income taxes	(3.4)	(5.3)
Net loss on disposal of property	—	0.1
Net gain on auction rate securities, related put right, and investments	(0.5)	(0.2)
Interest income on Forethought note	(5.8)	(6.2)
Equity in net income from affiliates	(3.0)	(1.6)
Stock-based compensation	6.2	4.9
Trade accounts receivable	(9.2)	(2.5)
Inventories	(4.3)	(0.3)
Other current assets	2.8	(4.1)
Trade accounts payable	(1.9)	4.2
Accrued expenses and other current liabilities	(8.3)	1.1
Income taxes prepaid or payable	(0.7)	29.0
Defined benefit plan funding	(1.3)	(0.8)
Defined benefit plan expense	4.6	4.6
Other, net	0.6	(1.8)
Net cash provided by operating activities	53.2	89.0

Investing Activities
Capital expenditures	(8.1)	(7.0)
Acquisition of businesses, net of cash acquired	(0.2)	—
Proceeds from redemption and sales of auction rate securities and investments	12.4	6.8
Return of investment capital from affiliates	2.6	0.9
Other, net	(0.1)	(0.2)
Net cash provided by investing activities	6.6	0.5

Financing Activities
Proceeds from revolving credit facilities, net of financing costs	20.0	89.4
Repayments on revolving credit facilities	—	(120.0)
Payment of dividends on common stock	(23.5)	(23.1)
Proceeds from issuance of common stock	0.7	1.6
Net cash used in financing activities	(2.8)	(52.1)

Effect of exchange rates on cash and cash equivalents	4.9	0.3

Net cash flows	61.9	37.7

Cash and cash equivalents
At beginning of period	98.4	35.2
At end of period	$160.3	$72.9

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

(in millions, except share and per share data)

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

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand, Inc. and its wholly owned subsidiaries.  These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (GAAP).  The unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the fiscal year ended September 30, 2010.  Certain prior period balances have been reclassified to conform to the current presentation.  In the opinion of management, these financial statements reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities as of the dates presented.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, the establishment of reserves related to customer rebates, allowance for doubtful accounts, warranties, early pay discounts, inventories, income taxes, accrued litigation, and self-insurance; and the estimation of progress toward performance criteria under the incentive compensation programs.

2.               Summary of Significant Accounting Policies

The accounting policies used in preparing these financial statements are consistent with the accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  The following represent additions and changes to significant accounting policies as described in the previously filed Form 10-K.

Recently Adopted Accounting Standards

On December 31, 2010, we adopted the Financial Accounting Standards Board’s accounting standard update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The standard requires companies to provide additional disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The disclosure requirements of this standard are included in Note 5.

3.               K-Tron Acquisition

The unaudited financial information in the table below summarizes the combined results of operations for the Company, including K-Tron, for the three and six months ended March 31, 2010, on a pro forma basis, as though the companies were combined as of the beginning of the period presented.  The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations if the acquisition had actually taken place at the beginning of the period presented and should not be considered representative of future consolidated results of operations.  The pro forma financial information for the three and six months ended March 31, 2010, includes adjustments for additional interest expense (assuming we would have been able to borrow $375.0 at October 1, 2009) and additional depreciation and amortization expense (associated with fair value adjustments to property and intangible assets), and excludes business acquisition costs and the non-recurring effects of fair value adjustments to inventory and backlog, all net of estimated income tax effects.  See Note 17 for further information regarding K-Tron’s financial contribution to consolidated financial results.

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
Pro forma net revenue	$207.9	$413.1
Pro forma net income	29.7	63.0
Pro forma diluted earnings per share	0.48	1.02

4.               Supplemental Balance Sheet Information

	March 31,	September 30,
	2011	2010

Trade accounts receivable reserves	$20.6	$20.1

Accumulated depreciation on property	$248.1	$239.7

Accumulated amortization of intangible assets	$42.2	$36.0

Inventories:
Raw materials and components	$27.2	$26.6
Work in process	9.6	6.7
Finished products	36.3	34.8
Reserves for excess or obsolescence	(3.1)	(3.2)
Total inventories	$70.0	$64.9

5.               Financing Receivables and Allowances for Credit Losses

In accordance with accounting standard update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, Hillenbrand has two types of financing instruments that require quarterly disclosure: the Forethought note and notes receivable from customers.  See Note 18 regarding the collection of the Forethought note on April 20, 2011.

As of March 31, 2011, Batesville had $8.0 of customer notes receivable, primarily representing long-term payment plans that were negotiated to collect unpaid balances.  These notes generally carry repayment terms up to five years at a weighted average interest rate of 5.9%.  The current portion of these notes, $4.6, is included in trade receivables and the long-term portion, $3.4, is included in other assets in the consolidated balance sheets.  We evaluate the recoverability of each note receivable quarterly and record allowances thereon based upon the customer’s credit score, historical experience, and individual customer collection experience.  Of the $8.0 notes receivable, $5.8 was current and $2.2 was over 31 days past due as of March 31, 2011.  Accordingly, we established $1.0 of reserves to address potential collectability for notes with a gross balance of $3.0 as of March 31, 2011.   There has not been a significant change in the reserve during the periods presented.  Each quarter we perform a detailed review of all notes upon which a reserve was established to determine whether any amounts should be charged off.  Amounts are charged off when they are deemed to no longer be collectible.

6.               Auction Rate Securities (ARS)

	A	B	C
Balance at September 30, 2010	$11.9	$—	$—
Change in fair value	0.5	(0.5)	—
Purchases	—	—	—
Sales and redemptions	(12.4)	0.5	(0.5)
Balance at March 31, 2011	$—	$—	$(0.5)

A — ARS - available for sale, at fair value
B — Amount included in accumulated other comprehensive loss (pre-tax)
C — Gain included in investment income and other (pre-tax)

During the six months ended March 31, 2011, we sold the remaining ARS for proceeds of $12.4, resulting in a gain of $0.5.  We have now fully liquidated the original $56.9 (par value) portfolio of ARS transferred to us on March 31, 2008, in connection with the separation from Hill-Rom.  We recovered approximately 95.5% of the historical cost of these securities.

7.               Financing Agreements

Borrowings under the financing agreements included:

	March 31,	September 30,
	2011	2010
$400 revolving credit facility	$275.0	$255.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.4	148.4
Total long-term debt	$423.4	$403.4

As of March 31, 2011, we (i) had $6.7 outstanding letters of credit under the facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $118.3 of remaining borrowing capacity available under the facility.  Under the Distribution Agreement with Hill-Rom, the ability to borrow against the facility for certain strategic transactions such as acquisitions may be limited.  The term of the revolving credit facility expires in March 2013.  During the three-month periods ended March 31, 2011 and 2010, the weighted average interest rates were 0.7% and 1.1%.  During both the six-month periods ended March 31, 2011 and 2010, the weighted average interest rates were 0.7%.

The Swiss location maintains additional availability of $19.6 through local credit facilities secured by cash or real property.  As of March 31, 2011, there were no borrowings under these facilities and availability was reduced by $3.3 for outstanding bank guarantees.  At that date, we had additional outstanding letters of credit and bank guarantees with other financial institutions totaling $4.3.

On July 9, 2010, we issued and sold $150.0 fixed-rate senior unsecured notes due July 15, 2020 (the Notes).  The Notes bear interest at a fixed rate of 5.5%, payable semi-annually in arrears commencing on January 15, 2011.  The Notes were issued at an original issue discount of $1.6, which is being amortized to interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.  Deferred financing costs associated with the Notes of $2.1 are being amortized to interest expense on a straight-line basis over the term of the Notes.

8.               Retirement Benefits

Defined Benefit Plans

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service costs	$1.4	$1.5	$2.7	$2.6
Interest costs	3.2	3.1	6.4	6.2
Expected return on plan assets	(3.8)	(3.4)	(7.6)	(6.7)
Amortization of unrecognized prior service costs, net	0.2	0.2	0.4	0.4
Amortization of net loss	1.0	0.7	2.0	1.5
Net pension costs	$2.0	$2.1	$3.9	$4.0

Postretirement Healthcare Plans

The net postretirement healthcare costs for the three months ended March 31, 2011 and 2010, were $0.4 and $0.3.  The net postretirement healthcare costs for the six months ended March 31, 2011 and 2010, were $0.7 and $0.6.

Defined Contribution Plans

For the three months ended March 31, 2011 and 2010, expenses related to the defined contribution plans were $1.7 and $1.4.  For the six months ended March 31, 2011 and 2010, expenses related to the defined contribution plans were $3.3 and $2.6.

9.               Income Taxes

The effective tax rates for the three months ended March 31, 2011 and 2010, were 34.7% and 36.5%.  The 1.8% decrease in the quarterly effective tax rate was attributable to the increase in the domestic manufacturing deduction and greater foreign income in the first quarter of 2011, partially offset by higher state tax rates based on filed returns.  The effective tax rate was 35.2% for both six-month periods ended March 31, 2011 and 2010.  The rate was favorably impacted by a higher domestic manufacturing deduction and higher foreign income, offset by higher state tax rates based on filed returns and the favorable adjustment recorded in the quarter ended December 31, 2009, as a result of periodic reconciliation of the income tax accounts to filed income tax returns.

The activity within the reserve for unrecognized tax benefits was:

Balance at September 30, 2010	$7.2
Additions for current-year tax positions	0.1
Reductions for prior-year positions	(0.2)
Balance at March 31, 2011	$7.1

Other amounts accrued at March 31, 2011 for interest and penalties	$1.5

10.         Earnings per Share

At March 31, 2011 and 2010, potential dilutive effects of time-based restricted stock units and stock option awards, representing approximately 2.0 million and 1.7 million shares, were excluded from earnings per share as their effects were anti-dilutive.  The dilutive effects of performance-based stock awards will be included in diluted net earnings per share when the related performance criteria are met.  At March 31, 2011 and 2010, potential dilutive effects, representing approximately 1.6 million and 1.1 million shares, were excluded from the computation of diluted earnings per share as the related performance criteria were not met, although we expect to meet various levels of criteria in the future.  There was no significant difference in basic and diluted earnings per share and average shares outstanding as a result of dilutive equity awards for the three and six month periods ended March 31, 2011 and 2010.

11.         Shareholders’ Equity

During the six months ended March 31, 2011, we paid $23.5 of cash dividends and issued 0.4 million shares of stock pursuant to stock incentive plans.

12.         Stock-Based Compensation

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Stock-based compensation costs	$3.7	$2.7	$6.1	$4.8
Income tax benefit	1.4	1.0	2.3	1.8
Stock-based compensation costs, net of tax	$2.3	$1.7	$3.8	$3.0

During the six months ended March 31, 2011, we made the following grants:

Number of Units
Stock options	481,776
Restricted stock units (RSUs)	53,335
Performance-based stock units (PBUs)	542,447

Stock options granted had a weighted average exercise price of $19.49, and RSUs and PBUs had a weighted average grant date fair value of $21.60 and $19.50 for the six-month period ended March 31, 2011.

13.         Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income, each net of tax (corresponding to income tax rates between 35.4% and 37.3%, excluding foreign currency translation adjustment), were:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$33.0	$29.4	$60.1	$58.9
Foreign currency translation adjustment	4.5	0.6	14.3	0.8
Changes in items not recognized as a component of net pension and postretirement healthcare cost	0.7	0.6	1.5	1.2
Changes in net unrealized (losses) gains on derivative instruments	(0.2)	0.2	(0.3)	0.3
Changes in net unrealized (losses) gains on available-for-sale securities	(0.2)	—	0.1	(0.2)
Comprehensive income	$37.8	$30.8	$75.7	$61.0

The components of accumulated other comprehensive loss, each net of tax (corresponding to income tax rates between 35.4% and 37.3%, excluding cumulative foreign currency translation adjustment), were:

	March 31,	September 30,
	2011	2010
Cumulative foreign currency translation adjustment	$23.4	$9.1
Items not recognized as a component of net pension and postretirement benefit costs	(50.5)	(52.0)
Net unrealized loss on derivative instruments	(0.4)	(0.1)
Net unrealized gain on available for sale securities	0.1	—
Accumulated other comprehensive loss	$(27.4)	$(43.0)

14.         Investment Income and Other

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest income on note receivable from Forethought	$3.0	$2.9	$5.8	$6.2
Interest income on ARS	—	0.1	—	0.2
Equity in net income of affiliates	2.4	1.5	3.0	1.6
Realized gain on sale of investments	—	—	—	0.5
Realized gain (loss) on sale of ARS	0.5	—	0.5	(0.3)
Foreign currency exchange (loss)	—	(0.1)	(0.3)	—
Other income (expense), net	(0.3)	—	(0.4)	(0.1)
Investment income and other	$5.6	$4.4	$8.6	$8.1

15.         Commitments and Contingencies

Antitrust Litigation

In 2005, the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and our former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (“Hill-Rom”), and three national funeral home businesses (the “FCA Action”).  A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”).  Class certification hearings in the FCA Action and the Pioneer Valley Action were held before a Magistrate Judge in early December 2006.  On November 24, 2008, the Magistrate Judge recommended that the plaintiffs’ motions for class certification in both cases be denied.  On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases.  On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification.  On June 19, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition.  On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition.  On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by all the judges sitting on the Fifth Circuit Court of Appeals).

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

Despite the ruling denying class certification, the FCA plaintiffs continued to pursue their individual injunctive and damages claims.  Their individual damages claims are limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of eight casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys’ fees and costs.

In June 2010, co-defendant Stewart Enterprises, Inc. announced a settlement with the plaintiffs.  Shortly thereafter, the remaining defendants filed a motion to dismiss for lack of subject matter jurisdiction.  On September 24, 2010, the District Court granted the motion and ordered full dismissal of the lawsuit, concluding that “plaintiffs shall take nothing by their suit.”

Plaintiffs have appealed both the Court’s final judgment of dismissal entered on September 24, 2010, and the Court’s order denying class certification entered on March 26, 2009 to the United States Court of Appeals for the Fifth Circuit.

On February 23, 2011, the plaintiffs filed their appellate brief with the Fifth Circuit.  The defendants’ opposition brief was filed with the Court of Appeals on April 27, 2011.  Plaintiffs will then have an opportunity to file a reply brief.  Once all briefs are submitted, the Court of Appeals may hear oral argument by the parties’ attorneys and will then issue its ruling as to whether or not the District Court’s decisions should be reversed or affirmed.  It should be noted, however, that the above appellate schedule is only approximate and is subject to change dependent upon a number of factors, including the granting of any extensions of time and the relative congestion of the docket of the Court of Appeals.

If plaintiffs succeed in overturning the judgment, reversing the District Court order denying class certification, and a class is subsequently certified in the FCA Action filed against Hill-Rom and Batesville, and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition, and cash flow.  In antitrust actions such as the FCA Action, the plaintiffs may elect to enforce any judgment against any or all of the co-defendants, who have no statutory contribution rights against each other.  We and Hill-Rom have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom.  See Note 6 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Because Batesville continues to adhere to its long-standing policy of selling Batesville caskets only to licensed funeral directors operating licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial, the plaintiffs are likely to claim additional alleged damages for the period between the time they served their expert reports and the time of trial.  At this point, it is not possible to estimate the amount of any additional alleged damage claims they may make.  The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.

As of March 31, 2011, we had incurred approximately $28.1 million in cumulative legal and related costs associated with the FCA matter since its inception.

General

We are involved on an ongoing basis in claims and lawsuits relating to operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these lawsuits cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  However, it is difficult to measure the actual loss that might be incurred related to litigation.  The ultimate outcome of these lawsuits could have a material adverse effect on our financial condition, results of operations, and cash flow.

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

16.         Fair Value Measurements

The fair value measurements for financial assets and liabilities were classified into one of three categories as defined in Note 14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

			Fair Value Measurements at
			March 31, 2011 using:
				Significant
	Carrying		Quoted Prices	Other	Significant
	Value at	Fair Value at	in Active	Observable	Unobservable
	March 31,	March 31,	Markets	Inputs	Inputs
Description	2011	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$160.3	$160.3	$160.3	$—	$—
Forethought note	150.6	130.6	—	—	130.6
Equity investments	3.1	3.1	2.1	—	1.0
Investments in rabbi trust	5.4	5.4	5.4	—	—

Liabilities:
Revolving credit facility	275.0	268.1	—	268.1	—
$150 senior unsecured notes	148.4	146.5	146.5	—	—
Derivative instruments, net	0.5	0.5	—	0.5	—

The following table reconciles the change in Level 3 financial assets:

	Measurements Using Significant Unobservable Inputs
	Forethought	Equity
	Note	Investments
Balance at September 30, 2010	$127.0	$3.0
Total gains (losses) (realized and unrealized):
Included in earnings, net	—	—
Included in other comprehensive income	—	—
Change in fair value	3.6	—
Purchases, issuances, and settlements	—	—
Transfers in (out) of Level 3	—	(2.0)
Balance at March 31, 2011	$130.6	$1.0

The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  The increase in the fair value of the Forethought Note at March 31, 2011, was attributable to the natural accrual of interest over time under the note, which was partially offset by a 1.6% increase in the required yield to maturity (discount rate) observed in the market place on comparable debt instruments.  See Note 18 regarding the collection of the Forethought note on April 20, 2011.  Assets excluded from the tables above are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

17.         Segment and Geographical Information

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2011	2010	2011	2010
Net revenue:
Batesville	$172.2	$169.9	$332.1	$331.4
K-Tron	57.8	—	108.9	—
Total net revenue	$230.0	$169.9	$441.0	$331.4

Gross profit:
Batesville	$75.3	$77.0	$143.7	$149.0
K-Tron	26.6	—	49.4	—
Total gross profit	$101.9	$77.0	$193.1	$149.0

Operating profit (loss):
Batesville(1)	$49.1	$51.2	$91.7	$101.4
K-Tron(2)	8.5	—	15.4	—
Corporate(3)	(9.8)	(9.0)	(17.2)	(18.1)
Total operating profit	$47.8	$42.2	$89.9	$83.3

EBITDA:
Batesville	$53.0	$55.4	$99.5	$109.7
K-Tron	12.7	—	23.2	—
Corporate	(6.8)	(7.4)	(13.3)	(16.0)
Total EBITDA	$58.9	$48.0	$109.4	$93.7

Net revenue(4):
United States	$195.2	$157.6	$373.9	$307.8
Canada	13.1	10.4	24.4	20.0
Switzerland	17.4	—	34.0	—
All other foreign business units	4.3	1.9	8.7	3.6
Total net revenue	$230.0	$169.9	$441.0	$331.4

(1)          Batesville operating profit includes sales tax recoveries of $0.1 for the three months ended March 31, 2011, offset in by antitrust litigation expense of $0.3 for both of the three months ended March 31, 2011 and 2010.  Batesville operating profit includes sales tax recoveries of $0.7 and $4.1 offset in part by antitrust litigation expense of $0.6 and $0.5 for the six months ended March 31, 2011 and 2010.

(2)          K-Tron operating profit includes $2.7 and $5.4 of amortization expense related to the intangible assets that were acquired for the three and six months ended March 31, 2011, and $0.1 for business acquisition costs during the six months ended March 31, 2011.

(3)          Corporate operating loss includes $1.0 for business acquisition costs for both of the three months ended March 31, 2011 and 2010.  Corporate operating loss includes $1.2 and $3.8 for business acquisition costs for the six months ended March 31, 2011 and 2010.

(4)          Revenue is attributed to a geography based upon the location of the business unit that consummated the external sale.

	March 31, 2011	September 30, 2010
Total assets assigned:
Batesville	$285.7	$249.0
K-Tron	579.0	561.3
Corporate	255.2	241.8
Total assets	$1,119.9	$1,052.1

Total goodwill assigned:
Batesville	$5.7	$5.7
K-Tron(1)	196.1	190.7
Total goodwill	$201.8	$196.4

Property, net, by physical location:
United States	$94.9	$96.2
Switzerland	10.9	10.6
All other foreign business units	2.9	2.8
Total property, net	$108.7	$109.6

(1)          The change in K-Tron’s goodwill is the result of foreign currency translation adjustments.

18.         Subsequent Events

On April 20, 2011, we received $151.2 from the Forethought Financial Group, Inc., representing full and final payment of principal and interest on the note receivable that was contractually due in 2014.  The early payoff was at par and, therefore, no gain or loss resulted from the transaction.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Future Results

Throughout this Form 10-Q, we make a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  As the words imply, forward-looking statements are statements about future plans, objectives, beliefs, and expectations that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature they are subject to a wide range of risks.

Accordingly, in this Form 10-Q, we may say something like,

“We anticipate that the burial rate will be flat to slightly declining in future years.”

That is a forward-looking statement, as indicated by the word “anticipate” and by the clear meaning of the sentence.  Other words that could indicate we are making forward-looking statements include:

intend	believe	plan	expect	may	goal	would

become	pursue	estimate	will	forecast	continue	could

targeted	encourage	promise	improve	progress	potential	should

This is not an exhaustive list, but is intended to give you an idea of how we try to identify forward-looking statements.  The absence of any of these words, however, does not mean that the statement is not forward-looking.

Here is the key point: Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those set forth in any forward-looking statements.  Any number of factors — many of which are beyond our control — could cause our performance to differ significantly from those described in the forward-looking statements.

For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of the Form 10-K filed with the SEC on November 23, 2010, and Part II, Item 1A, of this Form 10-Q.  We assume no obligation to update or revise any forward-looking statements.

Executive Overview

(in millions throughout Management’s Discussion and Analysis)

	Three Months Ended March 31,		Six Months Ended March 31,
Hillenbrand	2011	2010	2011	2010
Net revenue	$230.0	$169.9	$441.0	$331.4
Gross profit	101.9	77.0	193.1	149.0
Operating expenses	54.1	34.8	103.2	65.7
Operating profit	47.8	42.2	89.9	83.3
Interest expense	(2.9)	(0.3)	(5.7)	(0.5)
Investment income and other	5.6	4.4	8.6	8.1
Income taxes	17.5	16.9	32.7	32.0
Net income	33.0	29.4	60.1	58.9

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

•                  Net revenue was positively impacted by the K-Tron acquisition completed in April 2010, providing $57.8 of additional revenue compared to the prior year.  Batesville’s revenue increased $2.3 (1.4%) compared to the prior year.

•                  Gross profit margin declined by 100 basis points compared to the prior year, largely driven by rising commodity costs at Batesville, principally fuel and steel.  Batesville’s gross profit margin was 43.7% and 45.3% for the three months ended March 31, 2011 and 2010.  K-Tron’s gross profit margin was 46.0% for the three months ended March 31, 2011.

•                  Operating expenses increased $19.3 compared to the prior year.

•                  The K-Tron acquisition added $18.1 of operating expenses, including $2.7 relating to amortization of the acquired intangible assets.  Excluding incremental amortization expense, operating expenses for K-Tron decreased compared to results it reported separately a year ago on an operating expense to sales ratio basis.  Due to the technical nature of its products and related customer support requirements, K-Tron has a higher ratio of operating expenses to sales compared to Batesville.

•                  Operating expenses remained relatively flat for Batesville compared to the prior year.

•                  We incurred $1.0 of business acquisitions costs in both of the three-month periods ended March 31, 2011 and 2010.

•                 Interest expense increased $2.6 compared to the prior year due to the borrowings to fund the K-Tron acquisition.

•                  Investment income and other increased $1.2 compared to the prior year.  See Note 14 for more detailed information.

•                  The income tax rate was 34.7% for the three months ended March 31, 2011, a decrease of 180 basis points from the prior year.  The decrease in the quarterly effective tax rate was attributable to the increase in the domestic manufacturing deduction and greater foreign income, partially offset by higher state tax rates based on filed returns.

While we report financial results in accordance with accounting principles generally accepted in the United States (GAAP), we also provide a non-GAAP measure, Earnings Before Interest, Income Tax, Depreciation and Amortization (EBITDA).  We have previously discussed our strategy to prudently acquire selected manufacturing businesses that have a record of success, but could benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use EBITDA, among other measures, to monitor our business performance.  While EBITDA is not in accordance with, nor is it a substitute for, a GAAP measure, we believe it provides information to investors so they can see the financial results “through the eyes of management.”  We also believe that it better enables investors to understand the ongoing operating performance of the Company.  Investors should consider non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

EBITDA was $58.9 compared to $48.0 in the prior year.  The reconciliation to GAAP net income is:

	Three Months Ended March 31,
EBITDA	2011	2010
GAAP net income	$33.0	$29.4
Interest income	(3.1)	(3.1)
Interest expense	2.9	0.3
Income tax expense	17.5	16.9
Depreciation and amortization	8.6	4.5
EBITDA(1)	$58.9	$48.0

(1)          For both of the three months ended March 31, 2011 and 2010, EBITDA includes $0.3 of antitrust litigation expense and $1.0 of business acquisition costs.  The three months ended March 31, 2011, also includes $0.1 of sales tax recoveries.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

•                  Net revenue was positively impacted by the K-Tron acquisition completed in April 2010, providing $108.9 of additional revenue compared to the prior year.  Batesville’s revenue was relatively flat, increasing $0.7 (0.2%).

•                  Gross profit margin declined by 120 basis points compared to the prior year, largely driven by rising commodity costs at Batesville, principally fuel and steel.  Batesville’s gross profit margin was 43.3% and 45.0% for the six months ended March 31, 2011 and 2010.  K-Tron’s gross profit margin was 45.4% for the six months ended March 31, 2011.

•                  Operating expenses increased $37.5 compared to the prior year.

•                  The K-Tron acquisition added $34.0 of operating expenses, including $5.4 relating to amortization of the acquired intangible assets.  Excluding incremental amortization expense, operating expenses for K-Tron decreased compared to results it reported separately a year ago on an operating expense to sales ratio basis.

•                  An increase of $3.4 in operating expenses was due to sales tax recoveries for Batesville.  We recognized a benefit of $0.7 in the six months ended March 31, 2011, compared to $4.1 in the prior year.  These recoveries relate to overpayments in previous years and are not a normal part of ongoing operations.  Additional recoveries are not expected to be significant.  Absent sales tax recoveries, operating expenses remained relatively flat for Batesville compared to the prior year.

•                  We incurred $1.3 of business acquisition costs compared to $3.8 in the prior year.

•                  Interest expense increased $5.2 compared to the prior year, due to the borrowings to fund the K-Tron acquisition.

•                  Investment income and other increased $0.5 compared to the prior year.  See Note 14 for more detailed information.

•                  The income tax rate of 35.2% remained unchanged compared to the prior year.

EBITDA was $109.4 compared to $93.7 in the prior year. The reconciliation to GAAP net income is:

	Six Months Ended March 31,
EBITDA	2011	2010
GAAP net income	$60.1	$58.9
Interest income	(6.4)	(6.7)
Interest expense	5.7	0.5
Income tax expense	32.7	32.0
Depreciation and amortization	17.3	9.0
EBITDA(1)	$109.4	$93.7

(1)          For the six months ended March 31, 2011 and 2010, EBITDA includes $0.6 and $0.5 of antitrust litigation expense, $1.3 and $3.8 of business acquisition costs, and $0.7 and $4.1 of sales tax recoveries for the six months ended March 31, 2011 and 2010.

Results of Operations

The sections that follow present operating results for Batesville, K-Tron, and corporate operations.

	Three Months Ended March 31,				Six Months Ended March 31,
	2011		2010		2011		2010
Batesville	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$172.2	100.0	$169.9	100.0	$332.1	100.0	$331.4	100.0
Gross profit	75.3	43.7	77.0	45.3	143.7	43.3	149.0	45.0
Operating expenses(1)	26.2	15.2	25.8	15.2	52.0	15.7	47.6	14.4
Operating profit(1)	49.1	28.5	51.2	30.1	91.7	27.6	101.4	30.6

(1)          Operating expenses and operating profit include sales tax recoveries of $0.7 and $4.1 and antitrust litigation expense of $0.6 and $0.5 for the six months ended March 31, 2011 and 2010.  Operating expenses and operating profit include sales tax recoveries of $0.1 for the three months ended March 31, 2011, and antitrust litigation expense of $0.3 for both of the three months ended March 31, 2011 and 2010.

Revenue — Batesville’s net revenue for the three months ended March 31, 2011, increased from the prior year by $2.3 (1.4%).  Burial unit volume grew $2.1 (0.8%) and was the primary contributor to net revenue growth.  We believe the volume growth was largely attributable to an improved relative market position that was partially offset by a decline in total U.S. and Canadian burials.  Although cremations continue to increase, we have observed a more typical year-over-year growth rate of about 120 to 140 basis points in 2011, slightly elevated from 2010, following significant increases in 2009.  There was a modest decrease in the average selling price that reduced revenue by $0.5.  We believe that Batesville’s merchandising initiatives and new product launches helped slow the downward trend in product mix, especially with customers that utilize the Batesville® merchandising system.  The strengthening Canadian dollar increased revenue by $0.7 for the three months ended March 31, 2011, compared to the prior year.

Batesville’s net revenue for the six months ended March 31, 2011, increased from the prior year by $0.7 (0.2%).  The strengthening Canadian dollar increased revenue by $1.2, partially offset by a modest decrease in the average selling price which reduced revenue by $0.4.

Gross profit — Batesville’s gross profit for the three months ended March 31, 2011, decreased $1.7 (2.2%) compared to the prior year.  Cost of goods sold increased $4.0, driven primarily by rising commodity costs of $2.8, particularly fuel and steel, and an increase in other distribution costs of $1.6.

Batesville’s gross profit for the six months ended March 31, 2011, decreased $5.3 (3.6%) compared to the prior year.  Cost of goods sold increased $6.0, driven primarily by rising commodity costs of $5.4, particularly fuel and steel.

Operating expenses — Batesville operating expenses increased $0.4 (1.6%) for the three months ended March 31, 2011, compared to the prior year.  This increase was driven primarily by an increase in legal expenses.

Batesville operating expenses increased $4.4 (9.2%) for the six months ended March 31, 2011, compared to the prior year.  This increase was driven by the prior year impact of recording a $4.1 sales tax receivable for tax overpayments, which reduced prior year operating expenses.  We recovered an additional $0.7 in sales tax overpayments in the six months ended March 31, 2011, which was largely offset by $0.6 of strategic initiative spending.

	Three Months Ended March 31, 2011		Six Months Ended March 31, 2011
K-Tron	Amount	% of Revenue	Amount	% of Revenue
Revenue	$57.8	100.0	$108.9	100.0
Gross profit	26.6	46.0	49.4	45.4
Operating expenses(1)	18.1	31.3	34.0	31.2
Operating profit(1)	8.5	14.7	15.4	14.1

(1)          Operating expenses and operating profit include $2.7 and $5.4 of amortization expense associated with the acquisition of K-Tron for the three and six months ended March 31, 2011, and $0.1 of business acquisition costs for the six months ended March 31, 2011.

Comparative results are not presented as K-Tron was acquired on April 1, 2010.

Future revenue associated with K-Tron’s business lines is influenced by order backlog.  There is a lead time involved in manufacturing specialized equipment and parts for customers.  Backlog can be an indicator of future revenue; however, it may not include many projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, and customer delivery dates can create unusual fluctuations in backlog.  Backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

Based upon new orders accepted, less orders completed and shipped during the three months ended March 31, 2011, K-Tron’s backlog increased from $67.9 to $79.3. K-Tron’s backlog increased from $57.1 to $79.3 for the six months ended March 31, 2011.

	Three Months Ended March 31,		Six Months Ended March 31,
Corporate	2011	2010	2011	2010
Operating expenses, excluding business acquisition costs	$8.8	$8.0	$16.0	$14.3
Business acquisition costs	1.0	1.0	1.2	3.8

Operating expenses, excluding business acquisition costs — We excluded business acquisition costs in the table above because we believe this provides a clearer picture for analyzing the operating cost structure due to their significant and infrequent nature.  Operating expenses excluding business acquisition costs increased $0.8 (10.0%) for the three months ended March 31, 2011, compared to the prior year.  Operating expenses excluding business acquisition costs increased $1.7 (11.9%) for the six months ended March 31, 2011, compared to the prior year.  The increase was primarily related to compensation and benefits.

Business acquisition costs — We incurred $1.0 of acquisition-related expenditures for the three months ended March 31, 2011 and 2010.

We incurred $1.3 and $3.8 of acquisition-related expenditures during the six months ended March 31, 2011 and 2010, of which $1.2 and $3.8 were incurred by corporate operations.  The decline is attributable to the reduction in business acquisition and integration activity following the acquisition of K-Tron on April 1, 2010.

Liquidity and Capital Resources

We believe the ability to generate cash is critical to the value of the Company.  In this section, we tell you about the ability to generate and access cash to meet business needs.  We will describe actual results in generating and utilizing cash by comparing the first six months to the same period last year.  We will also talk about any significant trends we are seeing to help you understand how this could impact us going forward.

We will tell you about how we see operating, investing, and financing cash flows being affected for the next 12 months.  While it is not a certainty, we will tell you where we think the cash will come from and how we intend

to use it.  We will also talk about significant risks or possible changes that could change those expectations.   Finally, we will tell you about other significant matters that could affect liquidity on an ongoing basis.

	Six Months Ended March 31,
	2011	2010
Cash flows provided by (used in):
Operating activities	$53.2	$89.0
Investing activities	6.6	0.5
Financing activities	(2.8)	(52.1)
Effect of exchange rate changes on cash and cash equivalents	4.9	0.3
Increase in cash and cash equivalents	$61.9	$37.7

Operating activities

Historically, net cash flows from operating activities have represented the primary source of funds for the growth of the business, including capital expenditures.  The degree of correlation between operating cash flow and net income is impacted by the non-cash expenditures we incur (such as non-cash stock-based compensation), non-cash earnings (such as interest income on the note receivable from Forethought), and the timing of income tax payments.  Interim periods can also be more volatile individually as they are affected to a greater degree by the seasonality of revenue.

Net cash flows from operating activities were $53.2 compared to $89.0 in the prior year. This decline was primarily driven by the timing of vendor and income tax payments in 2010.  Additionally, annual incentive compensation earned in fiscal year 2010 and paid in the first quarter of fiscal 2011 was higher compared to the prior year period.  These cash flow declines were partially offset by the addition of K-Tron’s pre-tax operating cash flows.

Investing activities

Net cash receipts from investing activities for the six months ended March 31, 2011, increased by $6.1 compared to the prior year, primarily due to the sale of the remaining auction rate securities.

Financing activities

Net cash used in financing activities for the six months ended March 31, 2011, decreased $49.3 compared to the prior year, primarily because no repayments were made on the revolving credit facility.

During the quarter ended December 31, 2010, we announced an increase in the quarterly dividend to $0.19 per share, which we paid on December 31, 2010 and March 31, 2011.  We plan to pay a cash dividend that will require approximately $11.7 each quarter based on outstanding stock at March 31, 2011.

12-Month Outlook

On April 20, 2011, we received $151.2 from the Forethought Financial Group, Inc., representing full and final payment of principal and interest on the note receivable that was contractually due in 2014.

We have no other significant changes to report to the discussion included in the previously filed Form 10-K for the year ended September 30, 2010.

Other Liquidity Matters

As of March 31, 2011, we: (i) had $6.7 in outstanding undrawn letters of credit under the revolving credit facility,  (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had complete access to the remaining $118.3 of borrowing capacity available under the facility.  In addition, we have approximately $16.3 of available credit under the Swiss facilities.  We have no other significant changes to report to the discussion included in the previously filed Form 10-K for the year ended September 30, 2010.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations or Contingent Liabilities and Commitments

There have been no significant changes to contractual obligations or contingent liabilities and commitments during the three and six months ended March 31, 2011.

Critical Accounting Estimates

There have been no significant changes to this information during the three and six months ended March 31, 2011, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2010.

Recently Adopted Accounting Standards

On December 31, 2010, we adopted the Financial Accounting Standards Board’s accounting standard update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The standard requires companies to provide additional disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The disclosure requirements of this standard are included in Note 5.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no significant changes to this information during the three and six months ended March 31, 2011, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2010.

Item 4.      CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

Material legal proceedings are described in detail in Note 15 to the consolidated financial statements in Part I, Item 1, of this report.  You should read that note carefully to understand the background and current status of those matters.

Item 1A.     RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010.  The impairment risk associated with our portfolio of auction rate securities no longer exists as the remaining securities were sold in January 2011.  The collection risk associated with our note receivable from Forethought Financial Group, Inc. no longer exists as the note receivable was collected on April 20, 2011.  There have been no other material changes to the risk factors described in that report.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended March 31, 2011.

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

HILLENBRAND, INC.

DATE: May 4, 2011	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

DATE: May 4, 2011	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	Instance document
Exhibit 101.SCH**	Schema document
Exhibit 101.CAL**	Calculation linkbase document
Exhibit 101.LAB**	Labels linkbase document
Exhibit 101.PRE**	Presentation linkbase document
Exhibit 101.DEF**	Definition linkbase document

*	Filed herewith.
**

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.