Form 10-Q
period 2011-06-30
Hillenbrand, Inc.
filed 2011-08-08
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Common Stock, without par value — 62,702,646 shares as of August 3, 2011.

HILLENBRAND, INC.

INDEX TO FORM 10-Q

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Income for the Three- and Nine-Month Periods Ended June 30, 2011 and 2010	3

Consolidated Balance Sheets at June 30, 2011 and September 30, 2010	4

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended June 30, 2011 and 2010	5

Condensed Notes to Consolidated Financial Statements	6 – 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 22

Item 3. Quantitative and Qualitative Disclosures About Market Risks	23

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	24

SIGNATURES	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101 Instance document
Exhibit 101 Schema document
Exhibit 101 Calculation linkbase document
Exhibit 101 Labels linkbase document
Exhibit 101 Presentation linkbase document
Exhibit 101 Definition linkbase document

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenue	$211.2	$205.8	$652.2	$537.2
Cost of goods sold	125.1	130.2	373.0	312.6
Gross profit	86.1	75.6	279.2	224.6
Operating expenses	51.2	55.8	154.4	121.5
Operating profit	34.9	19.8	124.8	103.1
Interest expense	(2.6)	(1.0)	(8.3)	(1.5)
Investment income and other	0.7	3.8	9.3	11.9
Income before income taxes	33.0	22.6	125.8	113.5
Income tax expense	10.5	9.3	43.2	41.3
Net income	$22.5	$13.3	$82.6	$72.2

Earnings per share-basic and diluted	$0.36	$0.22	$1.33	$1.17
Weighted average shares outstanding — basic and diluted	62.1	62.0	62.0	61.9

Cash dividends per share	$0.1900	$0.1875	$0.5700	$0.5625

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	June 30,	September 30,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$198.3	$98.4
Trade receivables, net	109.2	109.0
Inventories	75.6	64.9
Interest receivable from Forethought	—	10.0
Deferred income taxes	23.1	25.5
Other current assets	22.3	16.6
Total current assets	428.5	324.4
Property, net	108.4	109.6
Intangible assets, net	425.9	418.2
Auction rate securities	—	11.9
Note and long-term interest receivable from Forethought	—	134.8
Investments	17.1	18.2
Other assets	30.3	31.8
Total Assets	$1,010.2	$1,048.9

LIABILITIES
Current Liabilities
Trade accounts payable	$25.6	$26.9
Accrued compensation	32.3	35.7
Accrued customer rebates and advances	27.1	27.1
Other current liabilities	30.6	28.3
Total current liabilities	115.6	118.0
Long-term debt	272.5	403.4
Accrued pension and long-term postretirement healthcare	89.9	88.7
Deferred income taxes	34.0	31.8
Other long-term liabilities	33.9	35.1
Total Liabilities	545.9	677.0

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value, 63.4 and 63.1 shares issued, 62.7 and 62.3 shares outstanding, 0.9 and 0.6 restricted	—	—
Additional paid-in-capital	313.4	304.9
Retained earnings	171.4	124.8
Treasury stock, 0.7 and 0.8 shares	(13.4)	(14.8)
Accumulated other comprehensive loss	(7.1)	(43.0)
Total Shareholders’ Equity	464.3	371.9

Total Liabilities and Shareholders’ Equity	$1,010.2	$1,048.9

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$82.6	$72.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26.0	19.5
Deferred income taxes	0.4	(11.8)
Net gain on auction rate securities and investments	(0.5)	(0.2)
Interest income on Forethought note	(6.4)	(9.1)
Forethought note interest payment	59.7	—
Equity in net income from affiliates	(4.1)	(2.7)
Stock-based compensation	8.5	7.4
Trade accounts receivable	2.3	(1.3)
Inventories	(9.1)	14.7
Other current assets	0.2	(5.9)
Trade accounts payable	(2.5)	(2.6)
Accrued expenses and other current liabilities	(2.5)	(0.3)
Income taxes	(5.6)	36.3
Defined benefit plan funding	(2.0)	(5.5)
Defined benefit plan expense	6.8	6.9
Other, net	1.5	(0.6)
Net cash provided by operating activities	155.3	117.0

Investing Activities
Capital expenditures	(11.4)	(10.2)
Forethought note principal repayment	91.5	—
Acquisitions of businesses, net of cash acquired	(0.4)	(371.5)
Proceeds from redemption and sales of auction rate securities and investments	12.4	23.0
Return of investment capital from affiliates	6.6	1.9
Net cash provided by (used in) investing activities	98.7	(356.8)

Financing Activities
Proceeds from revolving credit facilities, net of financing costs	20.0	464.0
Repayments on revolving credit facilities	(151.0)	(143.1)
Payment of dividends on common stock	(35.2)	(34.7)
Proceeds from issuance of common stock	0.7	1.7
Net cash (used in) provided by financing activities	(165.5)	287.9

Effect of exchange rates on cash and cash equivalents	11.4	(1.1)

Net cash flows	99.9	47.0

Cash and cash equivalents
At beginning of period	98.4	35.2
At end of period	$198.3	$82.2

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

Through Batesville, we are the leader in the North American death care products industry where we manufacture, distribute, and sell funeral service products to licensed funeral directors who operate licensed funeral homes.  Batesville-branded products consist primarily of burial caskets, but also include cremation caskets, containers and urns, burial vaults, selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including web-based applications and the creation and hosting of websites for licensed funeral homes.

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

2.               Summary of Significant Accounting Policies

The accounting policies used in preparing these financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The following represent additions and changes to significant accounting policies in the previously filed Form 10-K.

Recently Adopted and Issued Accounting Standards

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

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820, Fair Value Measurement).  The new standard provides updates to measurement guidance and enhanced disclosure requirements.  The most significant change is an expansion of the information required for Level 3 measurements based on unobservable inputs.  The new disclosure requirements are effective during interim and annual periods beginning after December 15, 2011.  We do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income.  This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The new disclosure requirements are effective for fiscal years beginning after December 15, 2011.

3.               Business Acquisitions

K-Tron Acquisition

The financial information in the table below summarizes the combined results of operations for the Company, including K-Tron, for the nine months ended June 30, 2010, on a pro forma basis, as though the companies were combined as of the beginning of the period presented.  The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations if the acquisition had actually taken place at the beginning of the period presented and should not be considered representative of future consolidated results of operations. The pro forma financial information for the nine months ended June 30, 2010, includes adjustments for additional interest expense (assuming we would have been able to borrow $375.0 on October 1, 2009) and additional depreciation and amortization expense (associated with fair value adjustments to property and intangible assets), and excludes business acquisition costs and the non-recurring effects of fair value adjustments to inventory and backlog, all net of estimated income tax.  See Note 17 for further information regarding K-Tron’s financial contribution to consolidated financial results. We completed the final purchase price allocation as of April 1, 2011, which reduced goodwill and adjusted net deferred taxes and other liabilities by $4.8.

Nine Months Ended June 30, 2010
Pro forma net revenue	$618.9
Pro forma net income	88.5
Pro forma diluted earnings per share	1.43

4.               Supplemental Balance Sheet Information

	June 30,	September 30,
	2011	2010

Trade accounts receivable reserves	$18.9	$20.1

Accumulated depreciation on property	$251.8	$239.7

Accumulated amortization of intangible assets	$46.6	$36.0

Inventories:
Raw materials and components	$28.1	$26.6
Work in process	10.2	6.7
Finished products	40.5	34.8
Reserves for excess or obsolescence	(3.2)	(3.2)
Total inventories	$75.6	$64.9

5.               Financing Receivables and Allowances for Credit Losses

As of June 30, 2011, Batesville had $8.2 of customer notes receivable, primarily representing long-term payment plans negotiated to collect unpaid balances.  These notes generally carry repayment terms up to five years at a weighted average interest rate of 5.4%.  The current portion of these notes, $4.8, is included in trade receivables and the long-term portion, $3.4, is included in other assets in the consolidated balance sheets.  We evaluate the recoverability of each note receivable quarterly and record allowances based upon the customer’s credit score and collection experience.  Of the $8.2 notes receivable, $5.5 was current and $2.7 was over 31 days past due as of June 30, 2011.  Accordingly, we established $0.9 of reserves for notes with a gross balance of $2.0 as of June 30, 2011.   There has not been a significant change in the reserve during the periods presented.  Each quarter we perform a detailed review of all notes upon which a reserve was established to determine whether any amounts should be charged off.  Amounts are charged off when they are deemed to no longer be collectible.

6.               Auction Rate Securities

	A	B	C
Balance at September 30, 2010	$11.9	$—	$—
Change in fair value	0.5	(0.5)	—
Purchases	—	—	—
Sales and redemptions	(12.4)	0.5	(0.5)
Balance at June 30, 2011	$—	$—	$(0.5)

A —	ARS - available for sale, at fair value
B —	Amount included in accumulated other comprehensive loss (pre-tax)
C —	Gain included in investment income and other (pre-tax)

We have now fully liquidated the original $56.9 (par value) portfolio of ARS transferred to us on March 31, 2008, in connection with the separation from Hill-Rom.  We recovered approximately 95.5% of the historical cost of these securities.

7.               Financing Agreements

Borrowings under our financing agreements included:

	June 30,	September 30,
	2011	2010
$400 revolving credit facility	$124.0	$255.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.5	148.4
Total long-term debt	$272.5	$403.4

As of June 30, 2011, we (i) had $6.7 outstanding letters of credit under the facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $269.3 of remaining borrowing capacity available under the facility. Under the Distribution Agreement with Hill-Rom, the ability to borrow against the facility for certain strategic transactions such as acquisitions may be limited.  We received a covenant modification to the Distribution Agreement in May 2011 that allowed us to pay down our revolving credit facility with the proceeds from the collection of the Forethought note without impacting our ability in the future to redraw these funds to finance acquisitions.  The term of the revolving credit facility expires in March 2013, and during the three- and nine-month periods ended June 30, 2011 and 2010, the weighted average interest rates were 0.7%.

The Swiss subsidiary maintains additional availability of $21.3 through local credit facilities collateralized by cash or real property.  As of June 30, 2011, there were no borrowings under these facilities, and availability was reduced by $6.4 for outstanding bank guarantees.  We had $3.9 additional outstanding letters of credit and bank guarantees with other financial institutions.

On July 9, 2010, we issued $150.0 fixed-rate senior unsecured notes due July 15, 2020 (the Notes).  The Notes bear interest at a fixed rate of 5.5%, payable semi-annually in arrears commencing January 15, 2011. The Notes were issued at an original issue discount of $1.6, which is being amortized to interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%. Deferred financing costs associated with the Notes of $2.1 are being amortized to interest expense over the term of the Notes.

8.               Retirement Benefits

Defined Benefit Plans

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service costs	$1.4	$1.4	$4.1	$4.0
Interest costs	3.2	3.3	9.6	9.5
Expected return on plan assets	(3.9)	(3.6)	(11.5)	(10.3)
Amortization of unrecognized prior service costs, net	0.2	0.2	0.6	0.6
Amortization of net loss	1.0	0.7	3.0	2.2
Net pension costs	$1.9	$2.0	$5.8	$6.0

Postretirement Healthcare Plans

The net postretirement healthcare costs for both the three months ended June 30, 2011 and 2010, were $0.3.  The net postretirement healthcare costs for the nine months ended June 30, 2011 and 2010, were $1.0 and $0.9.

Defined Contribution Plans

For the three months ended June 30, 2011 and 2010, expenses related to our defined contribution plans were $1.7 and $1.6.  For the nine months ended June 30, 2011 and 2010, expenses related to our defined contribution plans were $5.0 and $4.2.

9.               Income Taxes

The effective tax rates for the three months ended June 30, 2011 and 2010, were 31.8% and 41.2%.  The rate was favorably impacted by non-deductible transaction costs incurred in the previous period, favorable effects of periodic reconciliation to recently filed returns, and an increase in the percentage of foreign source income in lower rate jurisdictions.

The effective tax rates for the nine months ended June 30, 2011 and 2010, were 34.3% and 36.4%.  The rate was favorably impacted by the percentage of foreign source income in lower rate jurisdictions, non-deductible transaction costs incurred in the previous period, and an increase in the domestic manufacturing deduction.

The activity within our reserve for unrecognized tax benefits was:

Balance at September 30, 2010	$7.8
Additions for current-year tax positions	0.2
Additions for prior-year tax positions	0.1
Reductions for prior-year tax positions	(0.2)
Balance at June 30, 2011	$7.9

Other amounts accrued at June 30, 2011, for interest and penalties	$1.5

10.        Earnings per Share

At June 30, 2011 and 2010, potential dilutive effects of time-based restricted stock units and stock options, representing approximately 2.0 million and 1.3 million shares, were excluded from earnings per share as their effects were anti-dilutive. The dilutive effects of performance-based stock awards will be included in diluted net earnings per share when the related performance criteria are met. At June 30, 2011 and 2010, potential dilutive effects representing approximately 1.7 million and 1.1 million shares, were excluded from the computation of dilutive earnings per share as the related performance criteria were not met, although we expect to meet various levels of criteria in the future. There was no significant difference in basic and diluted earnings per share and average shares outstanding as a result of dilutive equity awards for the three- and nine-month periods ended June 30, 2011 and 2010.

11.         Shareholders’ Equity

During the nine months ended June 30, 2011, we paid $35.2 of cash dividends and issued 0.3 million shares of stock pursuant to stock incentive plans.

12.         Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income, net of tax, were:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$22.5	$13.3	$82.6	$72.2
Change in foreign currency translation adjustment	18.5	(4.4)	32.8	(3.6)
Change in items not recognized as a component of net pension and postretirement healthcare cost	0.8	0.6	2.3	1.8
Change in net unrealized gains (losses) on derivative instruments	0.1	0.5	(0.2)	0.8
Change in net unrealized gains (losses) on available-for-sale securities	0.9	—	1.0	(0.2)
Comprehensive income	$42.8	$10.0	$118.5	$71.0

The components of accumulated other comprehensive loss, net of tax, were:

	June 30,	September 30,
	2011	2010
Cumulative foreign currency translation adjustment	$41.9	$9.1
Items not recognized as a component of net pension and postretirement benefit costs	(49.7)	(52.0)
Net unrealized loss on derivative instruments	(0.3)	(0.1)
Net unrealized gain on available-for-sale securities	1.0	—
Accumulated other comprehensive loss	$(7.1)	$(43.0)

The cumulative foreign currency translation increase was the result of the strengthening Swiss Franc compared to the US dollar during the nine months ended June 30, 2011.

13.         Stock-Based Compensation

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock-based compensation costs	$2.3	$2.4	$8.5	$7.4
Income tax benefit	0.8	0.9	3.2	2.7
Stock-based compensation costs, net of tax	$1.5	$1.5	$5.3	$4.7

During the nine months ended June 30, 2011, we made the following grants:

Number of Units
Stock options	555,679
Restricted stock units (RSUs)	99,631
Performance-based stock units (PBUs, maximum that can be earned)	587,481

Stock options granted had a weighted average exercise price of $19.78, and our RSUs and PBUs had a weighted average grant date fair value of $21.61 and $19.66 for the nine-month period ended June 30, 2011.

14.         Investment Income and Other

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income on note receivable from Forethought	$0.6	$2.9	$6.4	$9.1
Equity in net income of affiliates	1.1	1.1	4.1	2.7
Realized gain on sale of investments	—	—	—	0.5
Realized gain (loss) on sale of ARS	—	—	0.5	(0.3)
Foreign currency exchange (loss)	(0.4)	(0.4)	(0.7)	(0.4)
Other income (expense), net	(0.6)	0.2	(1.0)	0.3
Investment income and other	$0.7	$3.8	$9.3	$11.9

15.         Commitments and Contingencies

Antitrust Litigation

In 2005, the Funeral Consumers Alliance, Inc. (FCA) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and our former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (Hill-Rom), and three national funeral home businesses (the FCA Action).  A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the Pioneer Valley Action).  Class certification hearings in the FCA Action and the Pioneer Valley Action were held before a Magistrate Judge in early December 2006.  On November 24, 2008, the Magistrate Judge recommended that the plaintiffs’ motions for class certification in both cases be denied.  On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases.  On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification.  On June 19, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition.  On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition.  On July 29, 2009, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (by all the judges sitting on the Fifth Circuit Court of Appeals).

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

On February 23, 2011, the plaintiffs filed their appellate brief with the Fifth Circuit Court of Appeals.  The defendants’ opposition brief was filed with the Court on April 27, 2011.  All appellate briefs have now been submitted.  We are currently awaiting either notification from the Court of Appeals that it wants to hear oral argument on the briefs before making its ruling, or if no argument is requested by the Court of Appeals, then its ruling as to whether or not the District Court’s decisions should be reversed or affirmed.

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

As of June 30, 2011, we had incurred approximately $28.8 million in cumulative legal and related costs associated with the FCA matter since its inception.

General

Like most companies we are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters. The ultimate outcome of these lawsuits cannot be predicted with certainty. An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to litigation.  If a loss is not considered probable and/or cannot be reasonably estimated, we are required to establish a disclosure if there is at least a reasonable possibility that a material loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

16.   Fair Value Measurements

		Fair Value Measurements at
		June 30, 2011 using:
			Significant
	Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$198.3	$198.3	$—	$—
Equity investments	4.5	3.5	—	1.0
Investments in rabbi trust	5.5	5.5	—	—

Liabilities:
Revolving credit facility	124.0	—	121.2	—
$150 senior unsecured notes	148.5	149.3	—	—
Derivative instruments, net	0.5	—	0.5	—

The following table reconciles the change in Level 3 financial assets:

	Measurements Using Significant Unobservable Inputs
	Forethought	Equity
	Note	Investments
Balance at September 30, 2010	$127.0	$3.0
Total gains (losses):
Included in earnings, net	—	—
Included in other comprehensive income	—	—
Change in fair value	24.2	—
Purchases, issuances, and settlements	(151.2)	—
Transfers in (out) of Level 3	—	(2.0)
Balance at June 30, 2011	$—	$1.0

On April 20, 2011, we received $151.2 from Forethought Financial Group, Inc. representing full payment of principal and interest contractually due in 2014.  The carrying value of the Forethought note was $151.2; therefore, no gain or loss resulted from the transaction.

17.   Segment and Geographical Information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net revenue:
Batesville	$150.6	$154.9	$482.7	$486.3
K-Tron	60.6	50.9	169.5	50.9
Total net revenue	$211.2	$205.8	$652.2	$537.2

Gross profit:
Batesville	$59.3	$64.9	$203.0	$213.9
K-Tron	26.8	10.7	76.2	10.7
Total gross profit	$86.1	$75.6	$279.2	$224.6

Operating profit (loss):
Batesville(1)	$33.5	$38.3	$125.2	$139.7
K-Tron(2)	9.2	(6.4)	24.6	(6.4)
Corporate(3)	(7.8)	(12.1)	(25.0)	(30.2)
Total operating profit	$34.9	$19.8	$124.8	$103.1

EBITDA:
Batesville(1)	$37.6	$42.4	$137.1	$152.1
K-Tron(5)	12.6	(1.1)	35.8	(1.1)
Corporate(3)	(6.7)	(10.4)	(20.0)	(26.4)
Total EBITDA	$43.5	$30.9	$152.9	$124.6

Net revenue(4):
United States	$172.4	$176.7	$546.3	$484.5
Canada	13.9	10.9	38.3	30.9
Switzerland	19.4	15.4	53.4	15.4
All other foreign business units	5.5	2.8	14.2	6.4
Total consolidated net revenue	$211.2	$205.8	$652.2	$537.2

(1)   Includes antitrust litigation expense of $0.7 and $1.4 for the three months ended June 30, 2011 and 2010, and restructuring costs of $0.7 for both the three and nine months ended June 30, 2011. Includes sales tax recoveries of $0.7 and $4.1 and antitrust litigation expense of $1.3 and $1.9 for the nine months ended June 30, 2011 and 2010.

(2)   Includes $1.7 of backlog step-up amortization expense for the three months ended June 30, 2010, and $0.1 for business acquisition costs for both the three months ended June 30, 2011 and 2010. Includes $1.7 of backlog step-up amortization expense for the nine months ended June 30, 2010, and $0.2 and $0.1 for business acquisition costs for the nine months ended June 30, 2011 and 2010.

(3)   Includes $0.3 and $6.1 for business acquisition costs for the three months ended June 30, 2011 and 2010.  Includes $1.5 and $9.9 for business acquisition costs for the nine months ended June 30, 2011 and 2010.

(4)   Revenue is attributed to a geography based upon the location of the business unit that consummated the external sale.

(5)   Includes $0.1 for business acquisition costs for both the three months ended June 30, 2011 and 2010. Includes $0.2 and $0.1 for business acquisition costs for the nine months ended June 30, 2011 and 2010.

	June 30, 2011	September 30, 2010
Total assets assigned:
Batesville	$275.4	$249.0
K-Tron	529.1	558.1
Corporate	205.7	241.8
Total consolidated assets	$1,010.2	$1,048.9

Total goodwill assigned:
Batesville	$5.7	$5.7
K-Tron(1)	198.6	185.9
Total consolidated goodwill	$204.3	$191.6

Property, net, by physical location:
United States	$93.4	$96.2
Switzerland	11.9	10.6
All other foreign business units	3.1	2.8
Total property, net	$108.4	$109.6

(1)   The change in K-Tron’s goodwill is due to foreign currency translation.

18.   Subsequent event

We entered into a definitive agreement on August 4, 2011, to acquire 100% of Rotex Global, LLC (Rotex) for approximately $240 in cash.  We expect to use cash on hand and borrowings from our revolving credit facility to fund the acquisition.  Rotex is a leading manufacturer of dry separation machines and replacement parts and accessories used in a broad range of domestic and international industries.  The acquisition is subject to customary terms and conditions, including the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Future Results

Throughout this Form 10-Q, we make a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  As the words imply, these are statements about future plans, objectives, beliefs, and expectations that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature they are subject to a wide range of risks.

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

Here is the key point: Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those set forth in forward-looking statements.  Any number of factors — many of which are beyond our control — could cause our performance to differ significantly from what is described in the forward-looking statements.

For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of the Form 10-K for the year ended September 30, 2010, and Part II, Item 1A, of this Form 10-Q.  We assume no obligation to update or revise any forward-looking statements.

Executive Overview

(in millions throughout Management’s Discussion and Analysis)

	Three Months Ended June 30,				Nine Months Ended June 30,
Hillenbrand	2011		2010		2011		2010
Net revenue	$211.2		$205.8		$652.2		$537.2
Gross profit	86.1		75.6		279.2		224.6
Operating expenses	51.2		55.8		154.4		121.5
Operating profit	34.9		19.8		124.8		103.1
Interest expense	(2.6)		(1.0)		(8.3)		(1.5)
Investment income and other	0.7		3.8		9.3		11.9
Income taxes	10.5		9.3		43.2		41.3
Net income	22.5	(1)	13.3	(2) (5)	82.6	(3)	72.2	(4) (5)

Reconciliation of Net Income to EBITDA
Net income	$22.5		$13.3		$82.6		$72.2
Interest income	(0.8)		(3.2)		(7.2)		(9.9)
Interest expense	2.6		1.0		8.3		1.5
Income tax expense	10.5		9.3		43.2		41.3
Depreciation and amortization	8.7		10.5		26.0		19.5
EBITDA	$43.5	(1)	$30.9	(2)	$152.9	(3)	$124.6	(4)

(1)   Includes $0.4 of business acquisition costs, $0.7 of antitrust litigation expense, and $0.7 of restructuring charges.

(2)   Includes $11.6 of inventory step-up, $6.2 of business acquisition costs, and $1.4 of antitrust litigation expense.

(3)   Includes $1.7 of business acquisition costs, $1.3 of antitrust litigation expense, $0.7 of sales tax recoveries, and $0.7 of restructuring charges.

(4)   Includes $11.6 of inventory step-up, $10.0 of business acquisition costs, $4.1 of sales tax recoveries, and $1.9 of antitrust litigation expense.

(5)   Also includes $1.7 of backlog step-up amortization.

While we report financial results in accordance with accounting principles generally accepted in the United States (GAAP), we also provide a non-GAAP measure, Earnings Before Interest, Income Tax, Depreciation, and Amortization (EBITDA).  We have previously discussed our strategy to prudently acquire selected manufacturing businesses that have a record of success and could benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use EBITDA, among other measures, to monitor our business performance.  While EBITDA is not in accordance with, nor is it a substitute for, a GAAP measure, we believe it enables investors to better understand the ongoing operating performance of the Company.  Investors should consider non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

•      Batesville’s revenue was $150.6, a decrease of $4.3 (2.8%) compared to the prior year.  K-Tron’s revenue was $60.6, an increase of $9.7 (19.1%) or $4.8 (9.5%) on a constant currency basis compared to the prior year.

•      Gross profit margin of 40.8% increased by 410 basis points from 36.7% in the prior year.

•      Batesville’s gross profit margin was 39.4% and 41.9%. The decline was driven by rising commodity costs.

•      K-Tron’s gross profit margin was 44.2% and 21.0%.  Step-ups in inventory value were recorded at the time of the acquisition in April 2010 and were subsequently expensed when the inventory was sold in the third quarter of 2010, resulting in a reduction to gross profit of $11.6.

•      Operating expenses decreased $4.6 compared to the prior year.

•      Acquisition-related expenses were $7.5 higher in the prior year including the amortization of backlog step-ups of $1.7 in 2010.  Business acquisition costs were $0.4 in the current year compared to $6.2 in the prior year.

•      Compensation and benefits increased by $1.1 compared to the prior year.  As we continue to execute on our global growth strategy, we have incurred additional compensation expense related to our corporate infrastructure and the continued development of our international footprint.

•      Interest expense increased $1.6 compared to the prior year due to the senior notes issued in July 2010.  The proceeds from the notes were used to pay down our revolving credit facility, which has a lower interest rate than the senior notes.

•      Investment income and other decreased $3.1 compared to the prior year.  See Note 14 for more detailed information.

•      The income tax rate was 31.8% compared to 41.2% in the prior year.  The rate was favorably impacted by non-deductible transaction costs incurred in the previous period, favorable effects of periodic reconciliation to recently filed returns, and the percentage of foreign source income in lower rate jurisdictions.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

•      Batesville’s revenue was $482.7, a decrease of $3.6 (0.7%) compared to the prior year.  K-Tron’s revenue was $169.5, an increase of $118.6 over the prior year as 2011 contains a full nine months of revenue compared to only three months in 2010.  Favorable currency fluctuations impacted K-Tron’s revenue by $4.9.

•      Gross profit margin of 42.8% increased by 100 basis points from 41.8% in the prior year.

•      Batesville’s gross profit margin was 42.1% and 44.0%. The decline was driven by rising commodity costs.

•      K-Tron’s gross profit margin for the nine months ended June 30, 2011, was 44.9%.  The nine months ended June 30, 2010, includes three months of K-Tron operations.  The gross profit margin in the prior year was 21.0%, reflecting $11.6 of inventory step-ups recorded at the time of acquisition.

•      Operating expenses increased $32.9 compared to the prior year.

•      The K-Tron acquisition added $34.0 of operating expenses, including $8.1 relating to amortization of the acquired intangible assets.

•      Acquisition-related expenses were $10.0 higher in the prior year including the amortization of backlog step-ups of $1.7 in 2010.  Business acquisition costs were $1.7 in the current year compared to $10.0 in the prior year.

•      Compensation and benefits increased by $1.6 compared to the prior year.

•      An increase of $3.4 was due to sales tax recoveries for Batesville.  We recognized a benefit of $0.7 in the nine months ended June 30, 2011, compared to $4.1 in the prior year.  These recoveries relate to overpayments in previous years and are not a normal part of ongoing operations.  Additional recoveries are not expected to be significant.

•      Interest expense increased $6.8 compared to the prior year due to the borrowings to fund the K-Tron acquisition.

•      Investment income and other decreased $2.6 compared to the prior year. See Note 14 for more detailed information.

•      Our income tax rate was 34.3% compared to 36.4% in the prior year. The rate was favorably impacted by the percentage of foreign source income in lower rate jurisdictions, non-deductible transaction costs incurred in the previous period, and an increase in the domestic manufacturing deduction.

Results of Operations

The sections that follow present operating results for Batesville, K-Tron, and corporate operations.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2011		2010		2011		2010
Batesville	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$150.6	100.0	$154.9	100.0	$482.7	100.0	$486.3	100.0
Gross profit	59.3	39.4	64.9	41.9	203.0	42.1	213.9	44.0
Operating expenses(1)	25.8	17.1	26.6	17.2	77.8	16.1	74.2	15.3
Operating profit(1)	33.5	22.3	38.3	24.7	125.2	26.0	139.7	28.7

(1)   Includes antitrust litigation expense of $0.7 and $1.4 for the three months ended June 30, 2011 and 2010, and restructuring costs of $0.7 for the three months ended June 30, 2011.  Includes sales tax recoveries of $0.7 and $4.1 and antitrust litigation expense of $1.3 and $1.9 for the nine months ended June 30, 2011 and 2010, and restructuring costs of $0.7 for the nine months ended June 30, 2011.

Revenue — Batesville’s net revenue for the three months ended June 30, 2011, decreased from the prior year by $4.3 (2.8%). Burial unit volume decreased $6.1 (4.9%) and was the primary contributor to the reduction in net revenue.  Offsetting this impact was a modest increase in the average selling price that contributed $0.9 to revenue. We believe that Batesville’s merchandising initiatives and new product launches helped improve average selling prices and slow the downward trend in product mix, especially in customer locations that used the Batesville merchandising system. Favorable foreign currency increased revenue by $0.9 for the three months ended June 30, 2011, compared to the same period in the prior year.

Batesville’s net revenue for the nine months ended June 30, 2011, decreased from the prior year by $3.6 (0.7%). Burial unit volume decreased $6.0 and foreign currency rate changes increased revenue by $2.1 for the nine months ended June 30, 2011, compared to the prior year.

Gross profit — Batesville’s gross profit for the three months ended June 30, 2011, decreased $5.6 (8.6%) compared to the prior year. Despite lower revenue, cost of goods sold increased $1.3, driven primarily by rising commodity costs of $2.4, particularly fuel and steel. These commodity increases were partially offset by lower operating costs as we continue to optimize our cost structure using lean business principles.

Batesville’s gross profit for the nine months ended June 30, 2011, decreased $10.9 (5.1%) compared to the prior year. Despite lower revenue, cost of goods sold increased $7.3, driven primarily by rising commodity costs of $7.7. These commodity increases were partially offset by lower operating costs driven by Batesville’s focus on lean business principles.

Operating expenses — Batesville operating expenses decreased $0.8 (3.0%) for the three months ended June 30, 2011, compared to the prior year. Batesville operating expenses increased $3.6 (4.9%) for the nine months ended June 30, 2011, compared to the prior year. Recoveries from sales tax overpayments decreased $3.4 and restructuring costs increased $0.7 during the nine months ended June 30, 2011 compared to the prior year. These amounts were partially offset by a decrease in legal expenses related to the FCA antitrust litigation.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2011		2010		2011
K-Tron	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$60.6	100.0	$50.9	100.0	$169.5	100.0
Gross profit(1)	26.8	44.2	10.7	21.0	76.2	44.9
Operating expenses(2)	17.6	29.0	17.1	33.6	51.6	30.4
Operating profit (loss)(2)	9.2	15.2	(6.4)	(12.6)	24.6	14.5

(1)   Gross profit includes an inventory step-up charge of $11.6 for the three months ended June 30, 2010.

(2)   Operating expenses and operating profit include $1.7 of backlog step-up amortization expense associated with the acquisition of K-Tron for the three months ended June 30, 2010, and $0.1 of business acquisition costs for both of the three-month periods ended June 30, 2011 and 2010.

Comparative results are not presented for the nine months ended June 30, 2010, as K-Tron was acquired on April 1, 2010.

Revenue — K-Tron’s revenue increased $9.7 (19.1%) for the three months ended June 30, 2011, compared to the prior year.   This increase was driven by volume of $4.8 and favorable foreign currency impact of $4.9.

Future revenue associated with K-Tron’s business lines is influenced by order backlog.  There is a lead time involved in manufacturing specialized equipment and parts for customers.  Backlog can be an indicator of future revenue; however, it may not include many projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, and customer delivery dates can create unusual fluctuations in backlog and revenue.  Backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

Based upon new orders accepted, less orders completed and shipped during the third quarter of 2011, K-Tron’s backlog increased from $79.3 on March 31, 2011, to $94.4 on June 30, 2011.  K-Tron’s backlog increased from $57.1 on September 30, 2010, to $94.4 on June 30, 2011.

Gross profit — K-Tron’s gross profit for the three months ended June 30, 2011, increased $16.1 compared to the prior year.  Step-ups in inventory value were recorded at the time of the acquisition in April 2010 and were subsequently expensed when the inventory was sold in the third quarter of 2010, resulting in a reduction to gross profit of $11.6.

Operating expenses — K-Tron operating expenses increased $0.5 (2.9%) for the three months ended June 30, 2011, compared to the prior year primarily due to sales commissions on increased revenues.  Step-ups in value to backlog were recorded at the time of the acquisition in April 2010 and were subsequently expensed when the inventory was sold in the third quarter of 2010, increasing operating expenses by $1.7.

	Three Months Ended June 30,		Nine Months Ended June 30,
Corporate	2011	2010	2011	2010
Operating expenses, excluding business acquisition costs	$7.5	$6.0	$23.5	$20.3
Business acquisition costs	0.3	6.1	1.5	9.9
Operating expenses	$7.8	$12.1	$25.0	$30.2

Operating expenses, excluding business acquisition costs — We separately discuss business acquisition costs because we believe it provides a clearer picture for analyzing our operating cost structure due to their significant and infrequent nature. Operating expenses excluding business acquisition costs increased $1.5 (25.0%) for the three months ended June 30, 2011, compared to the prior year, primarily due to a $1.1 increase in compensation and benefits.  Operating expenses excluding business acquisition costs increased $3.2 (15.8%) for the nine months ended

June 30, 2011, compared to the prior year, primarily due to a $1.4 increase in compensation and benefits and a $0.9 increase in legal expenses.  As we continue to execute on our global growth strategy, we have incurred additional compensation expense related to our corporate infrastructure and the continued development of our international footprint.

Business acquisition costs — We had $0.3 acquisition-related expenditures during the three months ended June 30, 2011, while acquisition-related expenditures were $6.1 for the three months ended June 30, 2010.  We incurred $1.7 of acquisition related expenditures during the nine months ended June 30, 2011, of which $1.5 were incurred by our corporate operations. Business acquisition costs were $10.0 for the nine months ended June 30, 2010.  The decline is attributable to the reduction in business acquisition activity following our acquisition of K-Tron on April 1, 2010.

Liquidity and Capital Resources

We believe the ability to generate cash is critical to the value of the Company.  In this section, we tell you about the ability to generate and access cash to meet business needs.  We will describe actual results in generating and utilizing cash by comparing the first nine months to the same period last year.  We will also talk about any significant trends to help you understand how this could impact us going forward.

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

	Nine Months Ended June 30,
	2011	2010
Cash flows provided by (used in):
Operating activities	$155.3	$117.0
Investing activities	98.7	(356.8)
Financing activities	(165.5)	287.9
Effect of exchange rate changes on cash and cash equivalents	11.4	(1.1)
Increase in cash and cash equivalents	$99.9	$47.0

Operating activities

Net cash flows from operating activities were $38.3 higher during the nine months ended June 30, 2011, compared to the prior year. This increase was primarily driven by three quarters of K-Tron operations in fiscal year 2011 compared to one quarter in 2010 and interest collected on the Forethought note, partially offset by the timing of income tax payments in 2010 and increased inventory.

Investing activities

Cash from investing activities for the nine months ended June 30, 2011 was a $98.7 net cash inflow compared to a prior year net cash outflow of $356.8.  This was primarily due to the acquisition of K-Tron on April 1, 2010, the collection of the Forethought note in April 2011, and the sale of our remaining auction rate securities.

Financing activities

Cash from financing activities for the nine months ended June 30, 2011 was a $165.5 net cash outflow compared to a prior year net cash inflow of $287.9.  This was primarily due to financing the acquisition of K-Tron on April 1, 2010.

During the quarter ended December 31, 2010, we announced an increase in our quarterly dividend to $0.19 per common share, which we paid on December 31, 2010; March 31, 2011; and June 30, 2011. We plan to pay a cash dividend that will require about $11.7 each quarter based on our outstanding common stock at June 30, 2011.

12-Month Outlook

We believe that our cash on hand, cash generated from operations, and cash available under our credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations.

We entered into a definitive agreement on August 4, 2011, to acquire 100% of Rotex Global, LLC (Rotex) for approximately $240 in cash.  We expect to use cash on hand and borrowings from our revolving credit facility to fund the acquisition.

Other Liquidity Matters

As of June 30, 2011, we: (i) had $6.7 in outstanding letters of credit under our revolving credit facility,  (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had complete access to the remaining $269.3 of borrowing capacity available under the facility. In addition, we have approximately $21.3 of available credit under our Swiss facilities. We have no other significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2010.

Under the Distribution Agreement with Hill-Rom, the ability to borrow against the facility for certain strategic transactions such as acquisitions may be limited.  We received a covenant modification in May 2011 that allowed us to pay down our revolving credit facility with the proceeds from the collection of the Forethought note without impacting our ability in the future to redraw these funds to finance acquisitions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations or Contingent Liabilities and Commitments

There were no significant changes to our contractual obligations or contingent liabilities and commitments during the three and nine months ended June 30, 2011.

Critical Accounting Estimates

There have were no significant changes to this information during the three and nine months ended June 30, 2011, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2010.

Recently Adopted and Issued Accounting Standards

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

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820, Fair Value Measurement).  The new standard provides updates to measurement guidance and enhanced disclosure requirements.  The most significant change is an expansion of the information required for Level 3 measurements based on unobservable inputs.  The new disclosure requirements are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income.  This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The new disclosure requirements are effective for fiscal years beginning after December 15, 2011.

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended September 30, 2010.

Item 4.                                   CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                   LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to the interim consolidated financial statements included in Part I of this report.

Item 1A.                          RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010. The impairment risk associated with our portfolio of auction rate securities no longer exists as the remaining securities were sold in January 2011.  The collection risk associated with our note receivable from Forethought no longer exists as full payment was received on April 20, 2011.  There have been no other material changes to the risk factors described in that report.

Item 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended June 30, 2011.

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

HILLENBRAND, INC.

DATE: August 8, 2011	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

DATE: August 8, 2011	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	Instance document
Exhibit 101.SCH**	Schema document
Exhibit 101.CAL**	Calculation linkbase document
Exhibit 101.LAB**	Labels linkbase document
Exhibit 101.PRE**	Presentation linkbase document
Exhibit 101.DEF**	Definition linkbase document

*	Filed herewith.
**

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.