Form 10-K
period 2011-09-30
Hillenbrand, Inc.
filed 2011-11-28
CIK 1417398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2011

Commission File No. 001-33794

HILLENBRAND, INC.

(Exact name of registrant as specified in its charter)

Indiana	26-1342272
(State of incorporation)	(I.R.S. Employer Identification No.)

One Batesville Boulevard
Batesville, Indiana	47006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 934-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2011 was $1,346,862,039.  As of November 15, 2011, 62,503,579 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than January 14, 2012.

(monetary amounts in millions, except per share data)

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

Accordingly, in this Form 10-K, we may say something like,

“We expect that future revenue associated with Process Equipment Group will be influenced by order backlog.”

That is a forward-looking statement, as indicated by the word “expect” and by the clear meaning of the sentence.

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

Here is the key point: Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements.  Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements.

For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of this Form 10-K.  We assume no obligation to update or revise any forward-looking statements.

Item 1.	Business

In this section of the Form 10-K, we provide you a basic understanding of our company, our reportable segments, the products we manufacture and sell, how we distribute our products, with whom we compete, and the key inputs to production.  We also provide you background on industry trends, regulatory matters, and key patents and trademarks important to our business.  We also provide an explanation of our business strategies.  Finally, we provide you a brief background on our executive officers so that you can understand their experience and qualifications.

Further quantitative information about the business is set forth in Note 15 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

General

Hillenbrand, Inc. is a global diversified industrial enterprise with two platforms that manufacture and sell premium business-to-business products and services for a wide variety of industries.  Batesville® is the leader in the North American funeral products industry, and Process Equipment Group is a leader in the design and production of equipment and systems used in processing applications.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries.

Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  Hillenbrand became a publicly traded company as the result of the separation of Hillenbrand Industries, Inc. (also referred to as Hill-Rom Holdings, Inc. or “Hill-Rom”) into two separate publicly traded companies, Hillenbrand and Hill-Rom, through a tax-free distribution (the “Distribution”) of Hillenbrand shares to Hill-Rom’s shareholders.  The Distribution took place on March 31, 2008.

Although Hillenbrand has been a separate public company for just over three years, the businesses operated by Hillenbrand have been in place for decades.  Batesville serves as the Company’s core cash-generating operation.  With gross margins consistently above 40% and low annual capital expenditures (less than $22 annually and less than 3% of annual revenue), this business has steadily provided annual operating cash flows in excess of $100 even during the economic downturn that began in 2008.

Batesville’s dependable performance has allowed management to invest in acquisitions that provide diversification, with a focus on companies with revenue growth opportunities, similar margins to Batesville, and an ability to benefit from Hillenbrand’s strong core competencies.  With the acquisition of K-Tron International, Inc. and its subsidiaries (“K-Tron”) in April 2010 and Rotex Global, LLC (“Rotex”) in August 2011, now comprising the Process Equipment Group, Hillenbrand added companies with long profitable histories, multiple pathways for revenue and earnings growth, and similar gross margins and capital spending requirements.

Hillenbrand’s strong, steady cash flow since becoming a separate publicly traded company has provided the foundation to pay a meaningful dividend to shareholders. The annual dividend has increased each year, growing from $0.73 per share in 2008 to $0.76 per share in 2011.

We believe we can most effectively continue to increase shareholder value by leveraging our strong financial position and core competencies to continue to build a global diversified enterprise with strong positions in multiple industries.  Our long-term value creation strategy consists of:

•                  Growing revenue and income within our existing platforms through organic growth and targeted acquisitions:  Each operating company has specific organic growth targets.  They may also grow by select “add-on” acquisitions that are complementary to their organic growth strategies.  The operating companies are committed to achieving superior operational performance by employing Hillenbrand’s core competencies:

•                  Lean business:  continuously improving quality and customer satisfaction, increasing effectiveness and operational efficiency, driving costs down, and developing lean leaders;

•                  Talent development:  successfully recruiting, developing, and deploying talent in the organization for improved execution and results; and

•                  Strategy management:  overseeing the development, execution, and continuous assessment of strategic direction, serving as the basis for annual and long-term business planning.

•                  Using our strong cash flow and debt capacity to invest in additional growth platforms: We will focus on companies that can benefit from our core competencies and that meet our financial and cultural criteria.  In support of this effort, we intend to continue to enhance our public company capabilities to ensure that we remain compliant, efficient, well-controlled, and capable of supporting both current and future acquisitions.

Batesville

Batesville is the leader in the North American funeral products industry, where it has been designing, manufacturing, distributing, and selling funeral service products to licensed funeral directors operating licensed funeral homes for more than 100 years.  Batesville-branded products consist primarily of burial caskets, but also include cremation caskets, containers, vaults, urns, and selection room display fixturing for funeral homes, and other personalization and memorialization products and services, including web-based applications and the creation and hosting of websites for licensed funeral homes.

Products and Services

Most Batesville® brand metal caskets are electronically welded and utilize rubber gaskets and a locking bar mechanism.  Batesville’s gasketed caskets are made of carbon steel, stainless steel, copper, and bronze.  Batesville premium steel caskets also employ an alloy bar to help protect the casket cathodically from rust and corrosion.  We believe that this system of cathodic protection is a feature found only on Batesville-produced caskets.  We also produce and market non-gasketed steel products.

Batesville solid and veneer hardwood caskets are made from a variety of woods and are offered in more than eight different species.  The Batesville veneer caskets are manufactured using a proprietary process for veneering that allows for rounded corners and a furniture-grade finished appearance.  Batesville also manufactures and provides select lines of Marsellus® premium solid wood caskets to its funeral home customers and cloth-covered caskets and all-wood construction caskets suitable for green burials.

Batesville has expanded its product line into its Endura® lightweight polyresin burial vaults, a line that is complementary to its casket products.  Made of lightweight nonporous polyethylene, a high-performance polymer-based material, Endura offers the strength and durability to withstand the weight of the earth and heavy cemetery equipment while providing significant advantages due to its design.  The lightweight nature of the Endura® vault allows for a potential to reduce labor and heavy equipment costs at the cemetery while improving safety.  In contrast to other polymer vaults, Endura is manufactured using multiple layers of material, the DuraStone® shell, the DuraCore® interior, and the DuraStone lining, a process that provides three distinct barriers for strength, durability, and resistance to water.

The Options® by Batesville cremation line offers a complete cremation marketing system for funeral service professionals.  In addition to a broad line of cremation caskets, containers, urns, jewelry, and keepsakes, the system includes training, merchandising support, and marketing support materials.  Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard.  Batesville’s wide assortment of memorial urns is made from a variety of materials including bronze, acrylic, wood, cloisonné, and marble.

Integrated online technology products and services are available through the Batesville Interactive suite of products.  WebLink® funeral home websites, TributeLink® online videos, and ObitLink® online obituary content form an integrated solution that provides funeral directors additional ways to generate revenue streams and connect with consumers for information and education needs.  Batesville’s alliance with Legacy.com® gives funeral directors access to the largest networked obituary system in the nation.  Batesville also has an exclusive agreement with FTD.COM, Inc., a leading provider of floral and related products and services, to create a floral program designed to meet the unique needs of funeral service providers.  The program, which is available to licensed funeral homes using Batesville’s Weblink websites, has been tailored to solve the traditional challenges inherent in offering consumers online ordering of flowers through funeral home websites.  Batesville’s technology products help to improve the visibility of the local funeral home to the families they serve.

Sales, Distribution, and Operations

Batesville offers several marketing and merchandising programs to funeral professionals for both casket and cremation products.  Batesville-branded caskets are marketed by a direct sales force only to licensed funeral professionals operating licensed funeral establishments throughout the United States (“U.S.”), Puerto Rico, Canada, Mexico, the United Kingdom, and Australia.  In the absence of state licensing requirements, we market to full-service funeral establishments offering both funeral goods and funeral products in conformance with state law.  A portion of Batesville’s sales are made to national funeral service providers under contracts.  One customer, Service Corporation International, accounted for approximately 14% of Batesville’s consolidated net sales during the year ended September 30, 2011.  We also serve more than 12,000 independent, privately owned customers across North America.

Today, many funeral homes maintain minimal casket inventory and expect their casket suppliers to provide same-day or next-day delivery to satisfy their funeral requirements.  The Batesville distribution network maintains inventory at 86 company-operated Customer Service Centers (CSCs) and six Rapid Deployment Centers (RDCs) in

North America.  Batesville caskets are generally delivered in specially equipped vehicles owned by Batesville.  This system enables Batesville to deliver the majority of its products, including uniquely personalized caskets, within 24 hours of receiving the customer’s order.  Over the last three years, Batesville delivered the “right casket at the right time” in excess of 99% of the time.  We believe this highly effective distribution network is aligned with the increasing time demands of families and the inventory reduction expectations of Batesville’s customers.

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

For the past several years, the total number of deaths in North America (where most of Batesville’s products are sold) has been flat.  During the same period, the rate of cremation selection has been steadily increasing to the point where cremations as a percentage of total deaths now represent more than one-third in the U.S. and more than one-half in Canada.  These factors have yielded a slow but steady decline in the total number of burials in North America.  The current trends are expected to continue for the foreseeable future until the post-World War II spike in births causes an increase in deaths.  While the primary drivers of market size are population and age, the actual number of deaths (and, therefore, the actual number of caskets sold) is affected by a variety of additional factors, including improving healthcare and the varying timing and severity of seasonal pneumonia and influenza outbreaks.  The unpredictability of these factors can cause periodic fluctuations in industry demand patterns and revenue generated in any given fiscal period.  While it is difficult to accurately predict the number of deaths on a monthly or annual basis, we anticipate that the number of deaths in North America will remain relatively flat and the cremation rate will continue to gradually increase, resulting in a modest, but steady decline in the demand for burial caskets for the foreseeable future.  Along with the declining number of burials, the funeral products industry has experienced a long-term gradual decline in the product mix of burial caskets sold, a trend that has also affected our financial results.

Competition

We believe Batesville is the North American industry leader in the sale of funeral service products.  Competition in this industry is based on product quality, design features, personalization, price, and delivery service.  Batesville competes in the sale of burial and cremation containers with several national casket manufacturers/distributors, regional manufacturers/distributors, and more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments.  Some non-traditional funeral product providers, such as large discount retail stores, casket stores, and internet casket retailers, sell caskets directly to consumers.  The industry has also seen a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  For the past three years, sales from these non-traditional and Chinese providers have remained relatively stable and represent a small percentage of total casket sales in the U.S. (we believe less than 1% and approximately 3.5%).

The effect of gradually declining casket demand continues to result in economic pressures on casket manufacturers and distributors as they seek to maintain volume.  Existing domestic over-capacity and the added burden from commodity price increases, which began in early 2010, further impacts these pressures, resulting in higher per unit costs.

Raw Materials

Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, zinc, and magnesium alloy in the manufacture of its caskets.  Although most of these raw materials are generally available from several sources, some are currently procured from a single source.

Volatility in the prices Batesville pays for raw materials used in its products, including steel, fuel, petroleum-based products, and fuel-related delivery costs, has a direct effect on profitability.  Batesville generally does not engage in hedging transactions with respect to these purchases, but does enter into fixed-price supply contracts at times.  Batesville regularly takes steps to offset the impact of volatility in raw material and fuel prices, including lean business initiatives and various sourcing actions.

Most of Batesville’s sales are made pursuant to supply agreements with its customers, and historically it has instituted annual price adjustments to help offset some, but not necessarily all, raw material cost increases.

Strategy

While volume growth in the burial casket space continues to be limited, there are opportunities to generate additional business within a wider range of funeral products.  Batesville’s leadership team is focusing on three categories of strategic initiatives to drive growth:

Burial casket business growth

•

Batesville will continue to demonstrate the value its Batesville-branded products and services bring to the operations and families of funeral home customers of all sizes across North America. Focusing on the success of these funeral home customers will position Batesville to be successful in the future.

•

Batesville’s ability to apply proven merchandising principles and proprietary database tools enables it to help customers increase their average mix and drive greater profitability, all while increasing the satisfaction of their clients.

•	Batesville will expand its personalization platforms by investing in its marketing capabilities and brand promotion to launch products with consumer-oriented features.
•

The number of casket manufacturers has declined over the years, but there are opportunities to capitalize on acquisitions and alliances in other parts of the funeral products industry. Batesville will continue to remain alert to these opportunities and capitalize on them when it is prudent to do so.

Grow profitable new revenue streams within the funeral products industry

•

The Options® by Batesville brand has a long history of providing business solutions to our customers and assisting them with meeting the needs of the cremation consumer. We expect continued growth in these product lines as more consumers choose cremation over burial.

•

Batesville has expanded its position as the largest provider of funeral home websites in North America, a service we believe provides many family-owned funeral homes access to resources and capabilities they may not otherwise have or develop on their own. We will continue to develop additional ways for funeral homes to generate revenue and connect with consumers for information and education needs. As additional consumers use the internet as their first point of contact when making a purchase decision, Batesville technology offerings help to improve the visibility of the local funeral home to the families they serve.

•

Batesville Vault Solutions is a natural extension of the Batesville strategy to provide additional products and services to funeral home customers. Our goal is to provide funeral directors alternative products and services that generate revenue within the vault business. Batesville will continue a rollout of vault products and services through its Batesville Vault Solutions business unit.

Utilize lean business principles as an integrated business system to deliver operational efficiencies

•

Batesville’s highly integrated manufacturing facilities in North America utilize “one-piece flow” to manufacture caskets and “pull production” from their stamping and wood processing facilities that quickly and efficiently feed its high-velocity distribution network with products. These processes allow Batesville to carry lower inventory in its distribution network while still meeting the growing demand of its customers. Batesville intends to continue to leverage its processes to allow it to carry lower inventory per sales dollar than its competitors, enabling customers to carry few or no products in their funeral homes, while continuing to achieve on-time delivery more than 99% of the time.

•

Batesville’s effective execution of Hillenbrand Lean Business (derived from the Toyota Production System) improves product quality and customer satisfaction which paves the way to annual lead time and cost reductions in its operations, distribution, and administrative functions.

•

Batesville’s leadership position as the largest manufacturer and distributor of caskets and containers in North America provides scale and scope that enables it to capitalize on efficiencies and compete with a low cost structure.

Process Equipment Group

We acquired K-Tron International, Inc. (“K-Tron”) in April 2010 and Rotex Global, LLC (“Rotex”) in August 2011.  These two businesses comprise what we now refer to as Process Equipment Group.  Process Equipment Group designs, produces, markets, sells, and services bulk solids material handling equipment and systems for a wide variety of industries, including plastics, food, chemicals, pharmaceuticals, power generation, coal mining, pulp and paper, frac sand, industrial minerals, agribusiness, recycling, wood and forest products, and biomass energy generation.  Global demand is increasing for many of the industries we serve, such as fertilizer, processed food, plastics, and energy.  This growth in demand is due specifically to an expanding global middle class and, in general, to global population growth.

Products and Services

Under the K-Tron™ brand name, Process Equipment Group designs, produces, markets, sells, and services feeders and pneumatic conveying equipment.  This equipment can be sold as stand-alone products or as part of engineered systems, where one or more feeders are combined with pneumatic conveying and other complementary materials handling equipment.  Feeding equipment controls the flow of materials into a manufacturing process by weight (gravimetric feeding) or by volume (volumetric feeding).  Pneumatic conveying equipment and related systems are used in many of the same industries as feeders to transport bulk solids from point to point using either negative (vacuum conveying) or positive (pressure conveying) pressure.

Process Equipment Group also designs, manufactures, markets, and sells size reduction equipment that is used to reduce various materials to a smaller size.  It has three primary brands that serve a variety of industries.  Pennsylvania Crusher™ and Gundlach® products are used to crush various materials related to processes in the power generation, mining, quarrying, glass making, salt processing, fertilizer manufacturing, and other industries.  Jeffrey Rader® products include equipment used in the pulp and paper, wood and forest, and biomass industries.

Key size reduction products include hammer mills, which crush materials by impact from hammers, then scrub the materials against a screen for desired size; double-roll crushers, which break material by compression; a variety of wood and bark hogs, chip sizers, screening equipment, and pneumatic and mechanical conveying systems; and storage/reclamation systems.  They also offer specialty crushers and other equipment.

With the Rotex acquisition, Process Equipment Group also designs, produces, markets, sells, and services dry material separation machines.  These machines sort dry, granular products based on the particle’s size.  For example, they can be used in grading sugar into various size groupings for different purposes such as table, super fine, and powdered sugar.  Rotex serves a variety of industries including frac sand, potash, urea, phosphates, chemical, agricultural, plastics, and food processing.

Approximately 40% of Process Equipment Group’s revenue is derived from the sale of replacement parts.  This business has recurring sales that oftentimes follow an installed base of equipment for decades.

Sales, Distribution, and Operations

Process Equipment Group sells its material handling equipment and systems throughout the world to a wide variety of industrial and engineering customers using a combination of direct sales and a global network of independent sales representatives and distributors.  A significant portion of sales are made through independent sales representatives that are compensated by commission, which tends to make sales expense vary directly in line with revenue changes.  In situations where a representative is acting as a distributor, we provide net transaction prices, depending on the type of product sold.

Due to the nature of Process Equipment Group’s business, equipment and systems orders are often for unique, built-to-order items.  Therefore, Process Equipment Group does not typically maintain significant amounts of raw material and component stock inventory on hand at any one time, except to cover replacement part orders.  Products are generally assembled and tested at Process Equipment Group facilities and then shipped to a customer’s desired location.

Future revenue for Process Equipment Group is influenced by order backlog.  This is typical for these business lines because of the lead time involved in manufacturing specialized equipment and parts for customers.  Backlog can be an indicator of future revenue; however, it may not include many projects and parts orders that are booked and shipped within a quarter.  Backlog substantially represents new equipment orders.  The timing of order placement, size, and customer delivery dates can create unusual fluctuations in backlog.  Backlog is also affected by foreign exchange fluctuations, because a portion of orders are denominated in currencies other than U.S. dollars.

Customers

Process Equipment Group’s customers exist in multiple industries, including the plastics, food, chemical, pharmaceutical, power generation, coal mining, pulp and paper, frac sand, wood and forest products, and biomass energy generation industries.  These customers range from large, Fortune 500 global companies to regional and local businesses, none of which accounted for more than 10% of Process Equipment Group’s consolidated net revenue during the year ended September 30, 2011.  For large or customized orders, customers generally pay a deposit and make progress payments in advance of delivery.

Competition

We believe Process Equipment Group holds leading positions in key industries because of the design and quality of its products, years of experience, and commitment to serving the needs of its customers.  In other areas of the business, such as digital control and digital weighing technologies, we believe Process Equipment Group’s engineering capability and integration of technology allows it to maintain an advantage over the competition.

Process Equipment Group faces strong competition in the markets in which it competes.  Its competitors range in size from small privately-held companies serving narrow markets or geographical areas to larger well-known global companies serving national and international markets with multiple product lines.  We believe its strong base of replacement parts business and its worldwide network of suppliers and dealers will allow Process Equipment Group to maintain relatively strong gross margin percentages even during economic downturns.

Raw and Component Materials

The manufacturing of Process Equipment Group’s products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings into machined parts.  These parts are then combined and assembled with other component parts purchased from third-party vendors.  Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from sole sources.  Process Equipment Group has not experienced any significant production delay that was primarily attributable to an outside supplier.

Strategy

Leadership of Process Equipment Group is focusing on three strategic initiatives to drive growth:

Profitably grow top-line revenue in our core Process Equipment Group operating companies

•

Process Equipment Group is widely recognized as a leader for material handling equipment, systems, and services in a wide range of process industries. To enhance that leadership position, Process Equipment Group will continue to invest in key areas, particularly new product development, systems engineering, and human resources, to maintain and extend its technological leadership. Process Equipment Group plans to promote its capabilities as a broader solutions provider to capture a larger share of existing customers’ capital investments in material handling systems.

•

Process Equipment Group provides niche products and services that have significant presence in the North American coal-fired power, coal mining, fertilizer and mineral extraction, biomass energy, food, and pharmaceutical industries. These products have significant sales potential in other areas of the world and, as such, more aggressive sales and marketing initiatives will be initiated for these products and services in targeted markets outside its current base of business.

•

Process Equipment Group serves its existing customers through a well-established distribution and service organization that spans the globe. It will continue to increase global leadership by expanding its distribution network into new and developing geographic markets and industries that have high growth potential and are less prone to cyclical swings.

•

The strategy of increasing its worldwide capabilities requires Process Equipment Group to evaluate and refine its current branding strategy as part of a goal to present a unified and consistent message to global target markets in the new fiscal year.

•

Process Equipment Group’s commitment to efficient delivery of technological capabilities around the world will be supported by ongoing and new investment in strategically placed engineering, testing, and manufacturing facilities and sales and service support capabilities.

Continued growth through acquisitions

•

The material handling equipment manufacturing industry is very fragmented both in terms of product offering and geographic reach, whereas many customers operate on a global basis. Process Equipment Group will continue to search for high quality add-on acquisition opportunities that will allow it to expand its sales offering with complementary products through its global distribution network. This will position Process Equipment Group to offer its global customers standardized solutions for use in their worldwide facilities and will also position it as the local supplier of choice for national and regional customers.

•

Consistent with the strategy of globalization, Process Equipment Group will continue to look for acquisitions that either expand its international footprint outside the U.S. or accelerate the execution of its strategy to build a leadership position in material handling systems to targeted industries.

Utilize lean business principles to increase profit margins

•

Process Equipment Group has begun implementing Hillenbrand Lean Business principles in engineering, procurement, and manufacturing to reduce lead times, improve quality, and drive down costs, which will result in a shorter order-to-delivery cycle.

•

Process Equipment Group is dedicating financial and human resources to create globally standardized and integrated business processes which maximize efficiencies in its product design, manufacturing, sales, and services functions.

Regulatory Matters

Both Batesville and Process Equipment Group are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all our businesses in a manner that protects the environment and causes us to be viewed as good corporate citizens in the communities in which we operate.  In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts.  From time to time we provide for reserves in our financial statements for environmental matters.  We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues.  Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost for the onsite remediation activities in which we are currently involved to exceed $0.5 in the future.  Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future.  The cost or need for any such additional expenditure is not known.

Patents and Trademarks

We own a number of patents on our products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.  We also own a number of trademarks and service marks relating to products and product services which are of importance.

We believe the marks “Batesville®,” “Pennsylvania Crusher™,” “Gundlach®,” “Jeffrey Rader®,” “K-Tron™,” and “Rotex®”are of material significance to our business as a whole.

Our ability to compete effectively depends, to an extent, on our ability to maintain the proprietary nature of our intellectual property.  Hillenbrand vigorously seeks to enforce its intellectual property rights.  However, we may not be sufficiently protected by our various patents, trademarks, and service marks, and they may be challenged, invalidated, cancelled, narrowed, or circumvented.  Beyond that, we may not receive the pending or contemplated patents, trademarks, or service marks for which we have applied or filed.  In the past, certain of our products have been copied and sold by others.

Foreign Operations and Export Sales

Quantitative information about foreign operations is set forth in tables relating to geographic information in Note 15 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

Employees

At September 30, 2011, we had approximately 4,200 employees worldwide.  Approximately 3,400 employees are located within the U.S. and 800 employees are located outside of the U.S., primarily throughout Mexico, Europe, and China.  Approximately 1,100 employees in North America and the United Kingdom work under collective bargaining agreements with expiration dates ranging from January 2012 to June 2015.  Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions representing those employees.  As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

Executive Officers of the Registrant

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 15, 2011.

Kenneth A. Camp, 66, has served as a director and as President and Chief Executive Officer of the Company since February 8, 2008.  Mr. Camp previously served as President of Batesville from May 1, 2001, until June 16, 2008.  Mr. Camp previously held various positions with our former parent corporation, Hillenbrand Industries, Inc., commencing October 8, 2001.  He served as Senior Vice President of that company from October 1, 2006, until his resignation from that position on March 31, 2008, as part of the spin.  Mr. Camp has also held various positions at Batesville since beginning his business career with that company in 1981, including Senior Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.  Mr. Camp also serves on the boards of the Manufacturers Alliance/MAPI and the National Association of Manufacturers.

Joe A. Raver, 45, was elected President of Process Equipment Group effective April 4, 2011.  He previously served as President of Batesville, effective June 16, 2008, and has been Senior Vice President of Hillenbrand since July 15, 2008.  Prior to serving as President of Batesville, Mr. Raver served as Vice President and General Manager of the Respiratory Care Division of Hill-Rom, a leading global provider of medical equipment and services. He joined Hill-Rom in 2004 as Vice President of Strategy and Shared Services.  Prior to joining Hill-Rom, Mr. Raver spent 10 years in a variety of leadership positions at Batesville and Hill-Rom, culminating in being named Vice President of Logistics at Batesville in 2002.

Kimberly K. Dennis, 44, was elected President of Batesville, and Senior Vice President of the Company on April 4, 2011.  Most recently she served as Senior Vice President, North America Post-Acute Care of Hill-Rom.  Prior to that, she held Vice President roles at Hill-Rom leading its Turnaround Program, Shared Services and Information Technology from 2005 to 2007.  Prior to 2005, Ms. Dennis served in a number of senior roles within Hillenbrand Industries and its subsidiaries including Vice President, Shared Services; Batesville Casket Vice President, Business Information Systems; and Director, Enterprise Systems between 2000 and 2005.  Her career began in 1989 with

Batesville Casket Company.  During her tenure, she held positions of increasing responsibility in finance, planning, operations, logistics, and information technology in assignments at Batesville Casket Company and Hillenbrand.

Cynthia L. Lucchese, 51, was elected Senior Vice President and Chief Financial Officer of the Company effective February 8, 2008.  From 2005 to 2007, she served as Senior Vice President and Chief Financial Officer for Thoratec Corporation.  Prior to that, she worked 10 years for Guidant Corporation, now a part of Boston Scientific Corporation, in a variety of senior finance roles, including Vice President and Treasurer, Corporate Controller and Chief Accounting Officer, and Vice President of Finance and Administration of the Guidant Sales Corporation. Ms. Lucchese was also previously employed by Eli Lilly and Company and Ernst & Young LLP.

Paul Douglas Wilson, 59, was elected Senior Vice President, Chief Administrative Officer of the Company effective January 3, 2011.  Prior to that, Mr. Wilson served as Senior Vice President, Human Resources effective March 14, 2008.  Prior to joining Hillenbrand, Mr. Wilson served as Vice President, Worldwide Merger Integration, for Boston Scientific Corporation, following the close of the merger between Boston Scientific and Guidant Corporation in 2006.  Mr. Wilson joined Guidant Corporation in 2002 and served as Vice President of Human Resources, the chief human resources officer.  Prior to Guidant, Mr. Wilson was president and a principal of Ronald Blue & Co., a privately held firm providing financial planning, investment management, tax planning, and philanthropic counsel.  Mr. Wilson began his career with Eli Lilly and Company, where he spent 20 years in a variety of increasingly senior executive human resource roles.

John R. Zerkle, 57, was elected Senior Vice President, General Counsel, and Secretary of the Company effective February 8, 2008.  Most recently, Mr. Zerkle had served as Vice President and General Counsel of Batesville since March 2004.  From September 2002 to February 2004, Mr. Zerkle served as Vice President and General Counsel of Forethought Financial Services, Inc., then a subsidiary of Hill-Rom.  He also served as Compliance Officer for Forethought Investment Management, Inc.  Prior to joining Forethought, Mr. Zerkle was in private practice for 20 years, where he focused his practice on corporate, securities, regulatory, and banking law matters.

Diane R. Bohman, 41, was elected Vice President, Corporate Strategy, of the Company effective June 6, 2011.  Ms. Bohman previously served as Vice President, Logistics; Vice President and Chief Financial Officer; and Vice President, Strategy, for Batesville from 2005 to 2011.  Prior to this, Ms. Bohman worked for seven years at Hill-Rom, holding several positions of increasing responsibility in the finance organization.  She began her career in the business assurance practice of Coopers & Lybrand, LLP.  Ms. Bohman is a Certified Public Accountant.

Hinesh B. Patel, 43, was elected Vice President, New Business Development, of the Company on June 6, 2011.  Prior to serving in this capacity, Mr. Patel was the Company’s Vice President, Strategy and Business Development, effective August 18, 2008. Prior to accepting his position with Hillenbrand, Mr. Patel served as Director of Strategy and Business Development for Honeywell International Inc., a position he had held since April 2007.  Prior to joining Honeywell International Inc., Mr. Patel held other management roles in business development, strategy, and manufacturing operations with Milliken & Company, Caspian Networks, Inc., Eaton Corporation, and Arthur D. Little.

Jan M. Santerre, 50, was elected Vice President, Lean Business, of the Company effective December 1, 2008.  Prior to joining Hillenbrand, she worked at Parker Hannifin Corporation, the world’s largest manufacturer of motion and control products.  Most recently she was Vice President of Operations in the Hydraulics Group, where she had responsibility for half of the North American divisions.  Prior to that she was the Vice President of Lean Enterprise and Quality, where she developed the Parker Lean System and deployed it globally.  Ms. Santerre developed her lean knowledge through managerial roles during her 18 years with Delphi Automotive Systems and General Motors.

Elizabeth E. Dreyer, 49, was elected Vice President, Controller, and Chief Accounting Officer of the Company on December 1, 2010.  Prior to joining Hillenbrand, Ms. Dreyer served as the Vice President of Finance at Zimmer, Inc., an orthopedic medical device provider.  Ms. Dreyer has also held other management roles in finance, organizational effectiveness, and internal audit at Createc Corporation, ADESA, Inc., and Guidant Corporation.  She began her career in the business assurance practice of Deloitte & Touche.  Ms. Dreyer is a Certified Public Accountant.

Availability of Reports and Other Information

Our website is www.hillenbrandinc.com.  We make available on this website, free of charge, access to press releases, conference calls, our annual and quarterly reports, and other documents filed with or furnished to the Securities and Exchange Commission (SEC) as soon these reports are filed or furnished.  We also make available through this website position specifications for the Chairman, Vice Chairman, members of the Board of Directors, and the Chief Executive Officer; our Code of Ethical Business Conduct; the Corporate Governance Standards of our Board of Directors; and the charters of each of the standing committees of the Board of Directors.  All these documents are also available to shareholders in print upon request.

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

All acquisitions involve inherent uncertainties, which may include, among other things, our ability to:

•	successfully identify targets for acquisition,

•	negotiate reasonable terms,

•	properly perform due diligence and determine all the significant risks associated with a particular acquisition,

•	properly evaluate target company management capabilities, and

•	successfully transition the acquired company into our business and achieve the desired performance.

We may acquire businesses with unknown liabilities, contingent liabilities, or internal control deficiencies.  We have plans and procedures to conduct reviews of potential acquisition candidates for compliance with applicable regulations and laws prior to acquisition.  Despite these efforts, realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position, or cause us to fail to meet our public financial reporting obligations.

We generally seek indemnification from sellers covering these matters; however, the liability of the sellers is often limited, and certain former owners may be unable to meet their indemnification responsibilities.  We cannot assure you that these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

We may not achieve the intended benefits of the acquisition and our business could be materially impacted.  Under such circumstances, management could be required to spend significant amounts of time and resources in the transition of the acquired business.  In addition, any benefits we anticipate from application of our lean manufacturing and lean business expertise may not be fully realized.

If we acquire a company that operates in an industry that is different from the ones in which we operate, our lack of experience with that company’s industry could have a material adverse impact on our ability to manage that business and realize the benefits of that acquisition.

Global market and economic conditions, including those related to the credit markets, could have a material adverse effect on our operating results, financial condition, and liquidity.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  The global economic turmoil that began in 2008 resulted in widespread recessionary conditions, record levels of unemployment in some countries, and volatility in and tightening of the capital and credit markets.  We have seen signs of improvement in many geographies; however, we cannot assure you that these improvements will be broad-based and sustainable or that we will not experience further adverse effects from broad economic trends.  In addition, the current uncertainties in the euro zone may depress demand in the area and create additional risk to our financial results.

Instability in the global economy and financial markets can adversely affect our business in several ways, including limiting our customers’ ability to obtain sufficient credit or pay for our products within the terms of sale.  Competition could further intensify among the manufacturers and distributors with whom we compete for volume and market share, resulting in lower net revenue due to steeper discounts and product mix-down.  In addition, if certain key or sole suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies.

Substantial losses in the equity markets could have an adverse effect on the assets of the Company’s pension plans.  Volatility of interest rates and negative equity returns could require greater contributions to the defined benefit plans in the future.

International economic, political, legal, and business factors could negatively affect our operating results, cash flows, financial condition, and growth.

We derived approximately 16%, 12%, and 7% of our revenue from outside the U.S. for the years ended September 30, 2011, 2010, and 2009.  Historically, this revenue has primarily been generated in Canada.  With our recent acquisitions of K-Tron in April 2010 and Rotex in August 2011, significant international sales are now coming from Europe, the Middle East, Asia, and South America.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S.

Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions (including with respect to safety and health issues);

•	trade protection measures and import or export licensing requirements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws;

•	limitations on ownership and on repatriation of earnings and cash;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.

We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our results of operations and financial condition.

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  Although we address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments, those actions may not prove to be fully effective.

Increased prices for, or unavailability of, raw materials used in our products could adversely affect profitability. In particular, our results of operations for Batesville could continue to be adversely affected by volatile prices for steel, fuel, and red metals (i.e. copper and bronze).

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

We cannot guarantee that the prices we are paying for commodities today will continue in the future or that the marketplace will continue to support current prices for our products or that such prices can be adjusted to fully offset commodity price increases in the future.  Any increases in prices resulting from a tightening supply of these or other commodities could adversely affect our profitability.  We generally do not engage in hedging transactions for raw material purchases, but we do enter into some fixed-price supply contracts.

Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made.  Several of the raw materials used in the manufacture of our products currently are procured from a single source.  If any of these sole-source suppliers were unable to deliver these materials for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities, or other factors, or if we were unable to negotiate acceptable terms for the supply of materials with these sole-source suppliers, our business could suffer.  We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs.  Extended unavailability of a necessary raw material could cause us to cease manufacturing one or more products for a period of time.

A portion of our workforce is unionized. The Company could face labor disruptions that would interfere with operations.

Approximately 26% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one of the principal facilities could have a material adverse effect on our operations.

Volatility in our investment portfolio could adversely impact our operating results and financial condition.

In connection with our separation from Hill-Rom, certain investments were transferred to us that had an aggregate carrying value of $13.8 million as of September 30, 2011.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies.  For a more detailed discussion of our asserted claims, see Note 12 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

Upon closing the K-Tron and Rotex acquisitions, we increased our debt obligations significantly.  This could adversely affect our Company and limit our ability to respond to changes in our businesses.

As of September 30, 2011, our outstanding debt was $431.5.  This level of debt could have important consequences to our businesses.  For example:

•	We may be more vulnerable to general adverse economic and industry conditions because we have lower borrowing capacity.

•

We will be required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and acquisitions.

•	We will continue to be exposed to the risk of increased interest rates because a portion of our borrowings is at variable rates of interest.

•

We may be more limited in our flexibility in planning for, or reacting to, changes in our businesses and the industries in which they operate, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness.

Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent or delay an acquisition of our Company, which could decrease the trading price of our common stock.

Our Articles of Incorporation and By-laws, as well as Indiana law, contain provisions that could delay or prevent changes in control if our Board of Directors determines that such changes in control are not in the best interests of our shareholders.  While these provisions have the effect of encouraging persons seeking to acquire control of our Company to negotiate with our Board of Directors, they could enable our Board of Directors to hinder or frustrate a transaction that the Board of Directors feels is not in the best interests of shareholders, but which some, or a majority, of our shareholders might believe to be in their best interests.

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

We believe these provisions are important for a public company and protect our shareholders from coercive or otherwise potentially unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with appropriate time to assess any acquisition proposal.  These provisions are not intended to make our Company immune from takeovers; however, they may apply if the Board of Directors determines that a takeover offer is not in the best interests of our shareholders, even if some shareholders believe the offer to be beneficial.

Risk Related to Batesville

Continued fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the sales volume of our burial caskets.

The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.  As the population of the U.S. continues to age, we anticipate the number of deaths in the U.S. will be relatively flat until aging baby boomers cause the number of deaths to increase.

Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s and are expected to continue to increase for the foreseeable future.  The gradual and steady increase in the number of cremations in the U.S. is resulting in a contraction in the demand for burial caskets.  This has been a contributing factor to lower burial casket sales volumes for Batesville in each of the last four fiscal years.  We expect these trends to continue in the foreseeable future and will likely continue to negatively impact burial casket volumes.

Finally, the number of deaths can vary over short periods of time and among different geographical areas, due to a variety of factors, including the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza.  Such variations could cause the sale of burial caskets to fluctuate from quarter to quarter and year to year.

Batesville’s business is dependent on several major contracts with large national funeral providers. The relationships with these customers pose several risks.

Batesville has contracts with a number of national funeral home customers that comprise a sizeable portion of its overall sales volume.  The largest contract is with Service Corporation International, which accounted for approximately 14% of Batesville’s 2011 net revenue (and was its only customer representing more than 10%).  Any decision by national funeral home customers to discontinue purchases from Batesville could have a material adverse effect on our financial condition, results of operations, and cash flows.  Also, while contracts with national funeral service providers give Batesville important access to purchasers of funeral service products, they may obligate Batesville to sell products at contracted prices for extended periods of time, therefore limiting Batesville’s ability, in the short term, to raise prices in response to significant increases in raw material prices or other factors.

Batesville is facing competition from a number of non-traditional sources and from caskets manufactured abroad and imported into North America.

Non-traditional funeral product providers, such as large discount retailers (e.g. Wal-Mart and Costco), casket stores, and internet casket retailers, could present more of a competitive threat to Batesville and its sales channel than is currently anticipated.  In addition, there are several manufacturers located in China producing caskets for sale in the U.S.  For the past three years, sales from these non-traditional and Chinese providers have remained relatively stable and represent a small percentage of total casket sales in the U.S. (we believe less than 1% and approximately 3.5%); however, it is not possible to quantify the financial impact that these competitors will have on Batesville in the future.  These competitors and any new entrants into the funeral products business may drive pricing and other competitive actions in an industry that already has nearly twice the necessary domestic production capacity.  Such competitive actions could have a negative impact on our results of operations and cash flows.

Despite our successes within the judicial system thus far in this matter, the antitrust litigation in which we are a defendant has not yet been resolved, and an adverse outcome in that matter could have a material adverse effect on our results of operations, financial position, and liquidity.

As discussed in Note 12 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K, we are a defendant in a purported antitrust class action lawsuit.  The Federal District Court denied class certification in that matter, and the Fifth Circuit denied the plaintiffs’ appeal petition.  Further requests for reconsideration by the plaintiffs have also been denied.  Despite these rulings which are unfavorable to their position, the plaintiffs pursued their individual injunctive and damage claims.  The District Court issued a final judgment dismissing the case, but the plaintiffs have filed an appeal, which includes an appeal of the District Court’s order denying class certification.  If they succeed in reversing the District Court order denying class certification and a class is certified in the action filed against Hill-Rom and Batesville, and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a material adverse effect on our results of operations, financial condition, and/or liquidity.  In antitrust actions, the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other.

Risk Related to Process Equipment Group

A significant portion of our investments in Process Equipment Group includes goodwill and intangible assets that are subject to periodic impairment evaluations.  An impairment loss on these assets could have a material adverse impact on our financial condition and results of operations.

We acquired intangible assets with the acquisitions of K-Tron and Rotex, portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes, or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets.  Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.

Process Equipment Group operates in cyclical industries.

As an industrial capital goods supplier, Process Equipment Group serves industries that are cyclical.  During periods of economic expansion, when capital spending normally increases, Process Equipment Group generally benefits from greater demand for its products.  During periods of economic contraction, when capital spending normally decreases, the Process Equipment Group generally is adversely affected by declining demand for new equipment orders, and it may be subject to uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will be sustainable.

Process Equipment Group derives a substantial portion of its sales from the electric generating and coal mining industries.  Any decline in the demand for electricity or coal could have a material adverse effect on our business, financial condition, and results of operations.

Process Equipment Group sells size reduction equipment to the electric generating and coal mining industries; consequently, a significant portion of its sales are tied to the use of coal as a means of generating electricity.  The demand by electric generating utilities for coal is dependent upon the availability and cost of alternative sources of energy, such as natural gas, oil, or nuclear power.  As a result, any downturn in the demand for electricity, or downturn in or disruption to the coal industry (upon which electric utilities are dependent), could have a material adverse effect on our business, financial condition, and results of operations.

Federal, state, and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury, and other compounds emitted into the air from electric power plants, whose owners are principal customers of our size reduction business.  These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures.  There is continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from coal-fired power plants.  As a result, the cost of compliance could cause electric utilities to abandon or reduce the use of coal to generate electricity due to commercial impracticability and, in turn, decrease the demand for our products.

Item 1B.                                       UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.                                                PROPERTIES

Our corporate headquarters are located in Batesville, Indiana, in a facility that we own.  At September 30, 2011, Batesville had six significant manufacturing facilities located in Indiana, Tennessee, Mississippi, and Mexico.  Five of these facilities are owned and one is leased.  Batesville also leases or owns a number of other warehouse distribution centers, service centers, and sales offices in the U.S., United Kingdom, Mexico, Canada, and Australia.

Process Equipment Group had 10 significant manufacturing facilities located in the U.S. (New Jersey, Kansas, Ohio, Illinois, South Carolina), Switzerland, China, the United Kingdom, and Belgium.  Seven of these facilities are owned and three are leased.  Process Equipment Group also leases a number of other sales offices in Europe, Asia, and Canada.

Facilities often serve multiple purposes, such as administration, sales, manufacturing, testing, warehousing, and distribution.

Item 3.                                                LEGAL PROCEEDINGS

We are involved on an ongoing basis in claims, lawsuits, and government proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  We are also subject to other claims and potential claims, including those relating to product and general liability, workers’ compensation, auto liability, and employment-related matters.  The ultimate outcome of claims, lawsuits, and proceedings cannot be predicted with certainty.  We carry various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us.  It is difficult to measure the actual loss that might be incurred related to litigation, and the ultimate outcome of these claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows.

For more information on various legal proceedings, see Note 12 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.  That information is incorporated into this Item by reference.

PART II

Item 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Hillenbrand common stock is traded on the New York Stock Exchange under the ticker symbol “HI.”  The closing price of our common stock on the New York Stock Exchange on November 15, 2011, was $21.91.  The following table reflects the quarterly range of high and low selling prices of our common stock for fiscal 2011 and 2010.

	2011		2010
	High	Low	High	Low
First quarter	$22.32	$19.21	$21.04	$18.25
Second quarter	$22.44	$20.66	$22.27	$17.85
Third quarter	$23.65	$21.71	$25.77	$20.85
Fourth quarter	$24.08	$17.86	$22.57	$19.03

On November 15, 2011, we had approximately 2,700 shareholders of record.

Dividends

Although we have paid cash dividends since our inception on April 1, 2008, the declaration and payment of cash dividends is at the sole discretion of our Board of Directors and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements, and other factors deemed relevant by the Board of Directors.  The following table provides detail on the quarterly dividends paid to shareholders for the past three fiscal years.

	2011	2010	2009
First quarter	$0.1900	$0.1875	$0.1850
Second quarter	$0.1900	$0.1875	$0.1850
Third quarter	$0.1900	$0.1875	$0.1850
Fourth quarter	$0.1900	$0.1875	$0.1850

In accordance with the covenants contained in our Distribution Agreement with Hill-Rom, as amended, we are restricted from paying regular quarterly dividends in excess of $0.1925 per share in fiscal 2012 or from incurring indebtedness to pay an extraordinary cash dividend without prior written approval of Hill-Rom until the occurrence of an Agreed Termination Event (as defined in the Distribution Agreement) with Hill-Rom has occurred.  For a more detailed discussion, see the section entitled “Distribution Agreement” within Note 6 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.  We currently expect that comparable quarterly cash dividends will continue to be paid in the future.

Stock Performance Graph

The following graph compares the return on Hillenbrand common stock with that of Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Standard & Poor’s 600 Small Cap Stock Index (S&P 600 Index) for the period from March 20, 2008, the date our common stock began trading on the New York Stock Exchange, to November 15, 2011.  The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and S&P 600 Index was $100 on March 20, 2008, and that all dividends were reinvested.  Hillenbrand is included in the S&P 600 Index.

Company Name/Index	Base	2009	2010	2011	November 15, 2011
Hillenbrand	$100	$114	$122	$105	$125
S&P 500 Index	$100	$80	$86	$85	$95
S&P 600 Small Cap Index	$100	$88	$99	$98	$114

The following table summarizes repurchases of common stock during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

July 2011	—	—	1,000,000	$81.3
August 2011	—	—	1,000,000	$81.3
September 2011	200,000	$19.10	1,200,000	$77.5

On July 24, 2008, our Board of Directors approved the repurchase of $100 of our common stock. The program has no expiration date, but may be terminated by the Board of Directors at any time.

Item 6.            SELECTED FINANCIAL DATA

(in millions, except per share data):

	2011	2010	2009	2008*	2007*
Net revenue	$883.4	$749.2	$649.1	$678.1	$667.2
Gross profit	$369.9	$313.3	$274.4	$280.5	$278.6
Operating profit	$158.6	$137.9	$155.0	$149.6	$155.6
Net income	$106.1	$92.3	$102.3	$93.2	$99.5
Earnings per share - basic and diluted	$1.71	$1.49	$1.66	$1.49	$1.59
Cash dividends per share **	$0.76	$0.75	$0.74	$0.37	$—
Total assets	$1,180.7	$1,048.9	$561.1	$545.3	$316.6
Long-term obligations	$601.4	$559.0	$122.2	$70.9	$59.9
Cash flows provided by operating activities	$189.5	$118.2	$123.2	$101.8	$127.3
Cash flows used in investing activities	$(154.5)	$(348.7)	$(5.3)	$(4.2)	$(20.1)
Cash flows provided by (used in) financing activities	$(22.0)	$289.8	$(97.4)	$(94.4)	$(103.5)
Capital expenditures	$21.9	$16.3	$10.0	$10.0	$15.6
Depreciation and amortization	$36.1	$28.2	$18.5	$19.0	$18.5

*                       The historical financial information related to the periods prior to the separation on March 31, 2008, does not necessarily reflect the financial condition, results of operations, or cash flow that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future.

**                Our first dividend as a stand-alone public company was paid on June 30, 2008.  Accordingly, there are no dividends reported for the first two quarters of fiscal year 2008 or the prior fiscal year 2007.

Item 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

(in millions throughout Management’s Discussion and Analysis)

	Fiscal Year Ended September 30
Hillenbrand	2011	2010	2009
Net revenue	$883.4	$749.2	$649.1
Gross profit	369.9	313.3	274.4
Operating expenses	211.3	175.4	119.4
Operating profit	158.6	137.9	155.0
Interest expense	(11.0)	(4.2)	(2.1)
Investment income and other	10.2	12.7	7.9
Income tax expense	51.7	54.1	58.5
Net income	106.1	92.3	102.3

Reconciliation of Net Income to EBITDA
Net income	$106.1	$92.3	$102.3
Interest income	(7.4)	(13.0)	(14.1)
Interest expense	11.0	4.2	2.1
Income tax expense	51.7	54.1	58.5
Depreciation and amortization	36.1	28.2	18.5
EBITDA	$197.5	$165.8	$167.3

2011 results include $2.8 inventory step-up classified as cost of goods sold; and $6.3 business acquisition costs, $1.3 antitrust litigation expenses, $1.3 restructuring charges, and $0.8 backlog amortization, classified as operating expenses.  Hillenbrand recognized $0.8 of sales tax recoveries as a benefit within operating expenses.  The total net income tax benefit related to these items was $4.0.

2010 results include $11.6 inventory step-up classified as cost of goods sold; and $10.5 business acquisition costs, $5.0 antitrust litigation expenses, $3.0 restructuring charges, and $1.7 backlog amortization, classified as operating expenses.  Hillenbrand recognized $4.7 of sales tax recoveries as a benefit within operating expenses.  The total net income tax benefit related to these items was $7.8.

2009 results include $2.2 antitrust litigation expenses and $0.1 separation costs classified as operating expenses.  The total net income tax benefit related to these items was $0.8.

While we report financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we also provide a non-GAAP measure, Earnings Before Interest, Income Tax, Depreciation, and Amortization (“EBITDA”).  We have previously discussed our strategy to seek to prudently acquire selected manufacturing businesses that have a record of success and could benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use EBITDA, among other measures, to monitor our business performance.  While EBITDA is not in accordance with, nor is it a substitute for, a GAAP measure, we believe it enables investors to better understand the ongoing operating performance of the Company.  Investors should consider non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

For further detail, see the reconciliations provided on page 71.

Year Ended September 30, 2011, Compared to Year Ended September 30, 2010

•                  Consolidated revenue grew $134.2 (17.9%) or $122.3 (16.3%) on a constant currency basis compared to the prior year.

•                  Batesville’s revenue was $637.5, a decrease of $2.8 (0.4%) or $5.6 (0.9%) on a constant currency basis compared to the prior year.

•                  Process Equipment Group’s revenue increased $137.0 (125.8%) or $127.9 (117.4%) on a constant currency basis compared to the prior year.  The revenue increase was due primarily to the acquisition of K-Tron in April 2010 (12 months of results included in fiscal year 2011 versus six months included in 2010) and Rotex in August 2011 (one month of results included in fiscal year 2011).  Growth excluding acquisitions was 18.0% for the last six months of 2011 compared to the same period in the prior year for K-Tron.

•                  Gross profit margin of 41.9% increased slightly from 41.8% in the prior year.

•                  Batesville’s gross profit margin was 41.4% in fiscal year 2011 compared to 43.4% in fiscal year 2010, with the decline due primarily to rising commodity costs.

•                  Process Equipment Group’s gross profit margin increased to 43.0% in fiscal year 2011 from 32.7% in fiscal year 2010, primarily due to inventory step-up charges related to acquisitions that were $8.8 higher in fiscal year 2010 compared to fiscal year 2011.

•                 Operating expenses as a percentage of sales increased 50 basis points compared to the prior year.

•                  Amortization of intangible assets acquired was $12.4 in fiscal year 2011 compared to $7.3 in the prior year primarily because fiscal year 2011 had 12 months of amortization related to the K-Tron acquisition versus six months in the prior year.  These amounts include backlog amortization of $0.8 in 2011 and $1.7 in 2010.

•                  Batesville recorded $0.8 in recoveries from sales tax overpayments in fiscal year 2011 compared to $4.7 in the prior year that reduced operating expenses.

•                  Business acquisition costs were $6.3 in fiscal year 2011 compared to $10.5 in fiscal year 2010.

•                  Interest expense increased $6.8 compared to the prior year due primarily to the senior notes issued in July 2010.  Fiscal year 2011 included 12 months of related interest expense versus only three months in fiscal year 2010.  The proceeds from the notes were used to pay down our revolving credit facility, which has a lower interest rate than the senior notes.

•                  Investment income and other decreased $2.5 compared to the prior fiscal year.

•                  Interest income related to the Forethought Note was $5.6 less in fiscal year 2011 due to the early collection of the note in April 2011.

•                  Income from investments in auction rate securities and limited partnerships was $5.7 higher in fiscal year 2011 compared to the prior year.

•                  Bank charges primarily for customer payments by credit card were $1.2 higher in fiscal year 2011.

•                  See Note 14 for more detailed information.

•                  The income tax rate was 32.8% compared to 37.0% in the prior year.  The rate was favorably impacted by a decrease in the current and deferred state income tax rates due to enacted law changes, an increase in the percentage of foreign source income in lower rate jurisdictions, an increase in the domestic manufacturing deduction, and non-deductible business acquisition costs incurred in the previous period.

Year Ended September 30, 2010, Compared to Year Ended September 30, 2009

•                  Consolidated revenue grew $100.1 (15.4%) or $94.9 (14.6%) on a constant currency basis.

•                  Batesville’s revenue was $640.3, a decrease of $8.8 (1.4%) compared to the prior year or $14.0 (2.2%) on a constant currency basis.

•                  The acquisition of K-Tron added $108.9 of Process Equipment Group revenue in fiscal year 2010.

•                  Gross profit margin of 41.8% decreased by 50 basis points from 42.3% in the prior year.

•                  Batesville’s gross profit margin increased to 43.4% in fiscal year 2010 from 42.3% in the prior year. The improvement was driven by lower commodity costs.

•                  Process Equipment Group’s gross profit margin was 32.7% in fiscal year 2010, which included six months of operations for this group and reflected $11.6 of inventory step-up expensed shortly after the acquisition in 2010.

•                  Operating expenses increased $56.0 in fiscal year 2010 compared to the prior year, and on a percentage of sales basis, it increased to 23.4% from 18.4% in the prior year.

•                  The K-Tron acquisition added $33.4 of operating expenses in fiscal year 2010.  This included $7.3 of amortization of acquired intangible assets, of which $1.7 was backlog step-up amortization.

•                  Batesville’s operating expenses increased $6.7 due to increases in compensation and pension ($5.5), antitrust litigation ($2.8), and new business initiatives ($2.4), offset in part by $4.7 in recoveries from sales tax overpayments that served to reduce operating expenses.

•                  Business acquisition costs ($10.5) and restructuring charges ($3.0) were incurred in fiscal year 2010, but not in fiscal year 2009.

•                  Interest expense increased $2.1 in fiscal year 2010 compared to the prior year due to increased borrowings to fund the K-Tron acquisition, including the issuance of the senior notes in July 2010.

•                  Investment income and other increased $4.8 in 2010 compared to the prior year.  Our equity in the results of affiliates represented a $3.1 gain in fiscal year 2010 versus a $5.4 loss in the prior year.  Partially offsetting this was a $3.1 loss on the sale of auction rate securities in fiscal year 2010.  See Note 14 for more detailed information.

•                  Our income tax rate was 37.0% in fiscal year 2010 compared to 36.4% in the prior year.  The increase in the tax rate was primarily due to non-deductible business acquisition costs, higher state income tax rates, and adjustments resulting from periodic reconciliation of our tax accounts to subsequent tax filings, offset in part by favorable changes in our income tax reserves.

Results of Operations

The sections that follow present comparative operating results for Batesville, Process Equipment Group, and corporate operations.

	Fiscal Year Ended September 30,
	2011		2010		2009
Batesville Results (in millions)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$637.5	100.0	$640.3	100.0	$649.1	100.0
Gross profit	264.2	41.4	277.7	43.4	274.4	42.3
Operating expenses	101.5	15.9	102.6	16.0	95.9	14.8
Operating income	162.7	25.5	175.1	27.3	178.5	27.5
Depreciation and amortization	17.8	2.8	17.6	2.7	17.6	2.7

Batesville - Fiscal Year Ended September 30, 2011, Compared to Fiscal Year Ended September 30, 2010

Revenue — Batesville’s revenue for fiscal year 2011 decreased $2.8 (0.4%) compared to the prior year, or $5.6 (0.9%) on a constant currency basis.  Burial unit volume decreased $8.5 (1.3%) and was the primary contributor to the reduction, although improved volume on non-burial products helped limit the impact.  We believe the volume decrease was attributable to increased cremation rates.  Offsetting this impact was a modest increase in average selling price that contributed $2.9 to revenue.

Gross profit - Batesville’s gross profit margin for the year decreased 200 basis points to 41.4% from 43.4% in the prior year due primarily to increased commodity costs ($9.7), in particular, fuel and steel.

Operating expenses — Batesville operating expenses decreased by $1.1 (1.1%) over the prior year, a 10 basis point improvement in the ratio of operating expense to sales over the prior year.  The primary drivers for this improvement were reductions in antitrust litigation expenses ($3.7), bad debt expense ($1.8), and incentive compensation ($1.5).  This impact was partially offset by restructuring costs ($1.3) and less benefit from recoveries from sales tax overpayments ($3.9).  In fiscal year 2011, we recovered $0.8 from sales tax recoveries compared to $4.7 recovered in the prior year.  We do not expect additional recoveries.

Batesville - Fiscal Year Ended September 30, 2010, Compared to Fiscal Year Ended September 30, 2009

Revenue — Batesville’s fiscal year 2010 revenue declined $8.8 (1.4%) compared to the prior year or $14.0 (2.2%) on a constant currency basis.  Burial unit volume decreased $15.0 (2.5%) and was the primary contributor to the revenue reduction, although improved volume on non-burial products helped limit the impact.  Offsetting this impact was a modest increase in average selling price that contributed $1.1 to revenue.

Gross profit - Batesville’s gross profit margin increased to 43.4% in fiscal year 2010 from 42.3% in the prior year.  Costs decreased $12.1 compared to the prior year driven by lower volumes ($4.1) and lower commodity costs

($7.5).  Commodity costs, particularly for steel, spiked in the first quarter of fiscal year 2009, then declined sharply toward the end of fiscal year 2009, and began to increase again in fiscal year 2010.

Operating expenses — Batesville operating expenses increased $6.7 (7.0%) compared to the prior year, an unfavorable 120 basis point change in the operating expense to sales ratio.  This was primarily due to increased variable compensation and pension ($5.5), increased antitrust litigation expense ($2.8), additional spending on new business initiatives ($2.4), offset in part by recoveries from sales tax overpayments.  During fiscal year 2010, Batesville discovered that it had over-remitted sales tax in certain jurisdictions and recorded $4.7 of sales tax recoveries, which lowered operating expenses in fiscal year 2010.

	Fiscal Year Ended September 30,
	2011(a)		2010(b)
Process Equipment Group Results (in millions)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$245.9	100.0	$108.9	100.0
Gross profit	105.7	43.0	35.6	32.7
Operating expenses	72.3	29.4	33.4	30.7
Operating income	33.4	13.6	2.2	2.0
Depreciation and amortization	17.5	7.1	9.7	8.9

(a)          Fiscal year 2011 includes one month of Rotex operations since the acquisition on August 31, 2011.

(b)         Fiscal year 2010 includes six months of K-Tron operations since the acquisition on April 1, 2010.

Comparative results are not presented for fiscal year 2009 as K-Tron was acquired on April 1, 2010.

Process Equipment Group - Fiscal Year Ended September 30, 2011, Compared to Fiscal Year Ended September 30, 2010

Revenue — Process Equipment Group revenue increased $137.0 (125.8%) in fiscal year 2011 compared to the prior year, or $127.9 (117.4%) on a constant currency basis.  Fiscal year 2011 included 12 months of K-Tron operations and one month of Rotex operations compared to fiscal year 2010 that included only six months of K-Tron operations.

We expect that future revenue associated with Process Equipment Group will be influenced by order backlog.  There is a lead time involved in manufacturing specialized equipment and parts for customers.  Backlog can be an indicator of future revenue; however, it may not include many projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, and customer delivery dates can create unusual fluctuations in backlog and revenue.  Backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

Based upon an increased level of new orders accepted, including those related to the Rotex acquisition, minus orders completed and shipped during the period, Process Equipment Group’s backlog increased from $57.1 on September 30, 2010, to $119.0 on September 30, 2011.

Gross profit — Process Equipment Group’s gross profit margin increased to 43.0% in fiscal year 2011 from 32.7% in fiscal year 2010.  Step-ups in inventory value were recorded at the time of the K-Tron acquisition in April 2010 and were subsequently expensed when the inventory was sold in the third quarter of fiscal year 2010, resulting in a reduction to gross profit of $11.6.  Similarly, $2.8 of inventory step-ups related to the Rotex acquisition were recorded in fiscal year 2011, representing 100% of the inventory step-up for this acquisition.

Operating expenses — Process Equipment Group operating expenses increased $38.9 compared to the prior year due to 12 months of operations from the K-Tron businesses and one month from the Rotex businesses included in fiscal year 2011 compared to only six months of business activity in the prior year.  On an operating expense to sales ratio basis, this represents an improvement of 130 basis points.  Amortization of intangible assets acquired was $12.4 in fiscal year 2011 compared to $7.3 in the prior year primarily because fiscal year 2011 had 12 months of amortization related to the K-Tron acquisition and one month related to the Rotex acquisition versus six months related to the K-Tron acquisition in the prior year.

Corporate Results	Fiscal Year Ended September 30,
(in millions)	2011	2010	2009
Operating expenses *	$31.5	$26.2	$23.4
Business acquisition costs	6.0	10.2	—
Restructuring costs	—	3.0	—
Separation costs	—	—	0.1
Depreciation and amortization	0.8	0.9	0.9

* Excluding business acquisition, restructuring, and separation costs.

Operating expenses — Operating expenses excluding business acquisition and restructuring costs increased $5.3 (20.2%) for fiscal year 2011 compared to the prior year.  Long-term incentive compensation increased by $1.7 in our corporate operations, $4.1 in total for the Company, due to having a total of three years of long-term incentive compensation grants outstanding in fiscal year 2011 versus two years in fiscal year 2010.  Our annual grants began in fiscal year 2009 and vest over three years; therefore, fiscal year 2010 had two outstanding grants incurring expense and fiscal year 2011 had three outstanding grants incurring expense.  Going forward, our year-over-year comparisons will both include three years of related expense.

Increases in employee compensation and benefits ($1.6) and legal expenses ($0.9) were incurred in fiscal year 2011 compared to 2010.  As we continue to execute on our global growth strategy, we have incurred additional compensation expense related to our corporate infrastructure and the continued development of our international footprint.

Business acquisition costs — During fiscal year 2011, we incurred $6.3 of business acquisition costs related to our acquisitions of Rotex and K-Tron, of which $6.0 was incurred by our corporate operations.  During fiscal year 2010, we incurred $10.5 of business acquisition costs related to our acquisition of K-Tron, of which $10.2 was incurred by our corporate operations.

Restructuring costs — During fiscal year 2010, we incurred $3.0 of restructuring charges related to our joint ownership interests in corporate aircraft distributed to us when we separated from Hill-Rom.  These restructuring charges resulted from our collective plans with Hill-Rom to sell or dispose of two of our jointly owned aircraft and modifications to our aviation access and use agreements.  The charges are primarily related to asset impairments for the two aircraft.  This restructuring will reduce our future costs related to these aviation assets.

Liquidity and Capital Resources

We believe the ability to generate cash is critical to the value of the Company.  In this section, we tell you about our ability to generate and access cash to meet our business needs.  We will describe actual results in generating and utilizing cash by comparing the last three years.  We will also talk about any significant trends to help you understand how this could impact us going forward.

We will tell you about how we see operating, investing, and financing cash flows being impacted for the next 12 months.  While it is not a certainty, we will tell you where we think cash will come from and how we intend to use it. We will also talk about significant risks or possible changes that could impact those expectations.  Finally, we will tell you about other significant matters that could affect our liquidity on an ongoing basis.

	Fiscal Year Ended September 30,
(in millions)	2011	2010	2009
Cash flows provided by (used in)
Operating activities	$189.5	$118.2	$123.2
Investing activities	(154.5)	(348.7)	(5.3)
Financing activities	(22.0)	289.8	(97.4)
Effect of exchange rate changes on cash and cash equivalents	4.1	3.9	—
Increase in cash and cash equivalents	$17.1	$63.2	$20.5

Operating Activities

Cash provided by operating activities was $71.3 higher in fiscal year 2011 compared to fiscal year 2010.

•                  We received a $59.7 payment of interest in conjunction with the final settlement of the Forethought Note in 2011, compared to the $10.0 contractual payment received in the prior year.

•                  Process Equipment Group’s core pre-tax operating cash flows contributed approximately $26.5 more to our consolidated operating cash flows in fiscal 2011 compared to the prior year, as 12 months of operations were included in 2011 compared to six months in the prior year.

•                  Cash payments for income taxes decreased $14.2 in fiscal year 2011.

Cash provided by operating activities was $5.0 lower in fiscal year 2010 compared to fiscal year 2009.

•                  Cash payments for income taxes increased $21.0 in fiscal year 2010 compared to the prior year, primarily due to the addition of K-Tron.

•                  K-Tron’s core pre-tax operating cash flows contributed approximately $16.9 to our consolidated operating cash flows for the last six months of fiscal 2010.

•                  We paid $10.5 in business acquisition costs in fiscal year 2010.

•                  We received a $10.0 interest payment from Forethought in 2010.

•                  We made cash payments of $5.5 to fund our deferred compensation program in fiscal year 2010.

•                  We paid $3.0 less in defined benefit plan contributions in fiscal year 2010.

Investing Activities

Cash used for investing activities was $194.2 lower in fiscal year 2011 compared to fiscal year 2010.

•                  The Rotex acquisition required a $240.4 net cash payment in fiscal year 2011 compared to $369.0 paid for K-Tron in the prior year.

•                  We received a repayment of $91.5 of principal on the Forethought Note in fiscal year 2011.

•                 Capital project spending was $5.6 more in fiscal year 2011 compared to the prior year.

•                  We received $12.4 from our auction rate securities and investments, representing a $24.8 decrease from the prior year.

Cash used for investing activities was $343.4 higher in fiscal year 2010 compared to fiscal year 2009.

•                  The K-Tron acquisition required a $369.0 net cash payout in 2010.

•                  Capital project spending was $6.3 more in fiscal year 2010 compared to the prior year.

•                  We received $37.2 from the partial liquidation of our auction rate securities and investments, representing a $34.9 increase from the prior year.

Financing Activities

Cash used in financing activities was $22.0 in fiscal year 2011 compared to net cash receipts of $289.8 in the prior year.

•                  We used $150.9 of proceeds from the collection of the Forethought Note to pay down our revolving credit facilities.

•                  We borrowed $159.0 under our revolving credit facilities to fund the acquisition of Rotex.

Cash provided by financing activities increased $387.2 in fiscal year 2010 compared to the prior year.

•                  We borrowed $375.0 under our revolving credit facilities to fund the acquisition of K-Tron.

•                  We received $148.4 from the issuance of the 5.5% senior unsecured notes (Notes).  These proceeds were subsequently used to pay $100.0 owed on our revolving credit facility and the remaining amount was used to fund working capital needs.

12 Month Outlook

We believe that our cash on hand, cash generated from operations, and cash available under our revolving credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations.  We may use additional cash generated by the business to pay down our revolving credit facility, depending on our working capital needs.

The cash at our foreign subsidiaries totaled $87.8 at September 30, 2011.  Repatriation of these funds for use in domestic operations would expose us to a potential additional tax impact.  Approximately $16.8 of these funds are permanently reinvested and we have no plans to repatriate these funds.  We expect that our available borrowing capacity combined with cash flows expected from existing business will be sufficient to fund operating requirements in the U.S.

We expect to continue moving forward with our acquisition strategy; however, additional acquisitions will depend on whether suitable opportunities are available.  We expect to fund future acquisitions primarily with cash on hand, although we may utilize availability under our revolving credit facilities. The covenants under the Distribution Agreement with Hill-Rom impose certain restrictions on incurring indebtedness to finance acquisitions.  See Note 6 for further detail.

We did not make discretionary contributions to our pension plans in 2011.  We are not required, nor do we currently have plans to do so in 2012.  We will continue to monitor plan funding levels, performance of the assets within the plan, and overall economic activity, and will make potential funding decisions based on the net impact of the above factors.

We currently expect that comparable quarterly cash dividends will continue to be paid in the future and will require approximately $11.9 each quarter based on our outstanding common stock at September 30, 2011.  We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.

Other Liquidity Matters

In March 2008, we entered into a $400 five-year senior revolving credit facility (the “Facility”) with a syndicate of banks (the “Banks”).  The Facility expires in March 2013.  Borrowings under the Facility bear interest at variable rates, based upon the Banks’ base rate or LIBOR plus a margin amount based upon our public debt rating.  For fiscal years ended September 30, 2011 and 2010, the weighted-average interest rates were 0.7% and 0.8%.  The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions.  These conditions include compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  Financial covenants include a maximum ratio of Consolidated

Indebtedness to Consolidated EBITDA of 3.5 to 1.0 and a minimum ratio of Consolidated EBITDA to interest expense of 3.5 to 1.0.

As of September 30, 2011, we had $7.1 outstanding letters of credit under the Facility and were in compliance with all covenants.  We had $109.9 of remaining borrowing capacity available under the Facility.  Under the Distribution Agreement with Hill-Rom, the ability to borrow against the Facility for certain strategic transactions such as acquisitions may be limited.  See Note 6 for more information.

Our Swiss location maintains additional availability of $19.7 through local credit facilities secured by cash or real property.  As of September 30, 2011 and 2010, there were no borrowings under these facilities and availability was reduced by $5.3 and $3.1 for outstanding bank guarantees.  At September 30, 2011 and 2010, we had additional outstanding letters of credit and bank guarantees with other financial institutions totaling $9.7 and $2.9.  We had restricted cash of $0.3 at September 30, 2010.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations and Contingent Liabilities and Commitments

In this section we will tell you about the things we have committed to pay. This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have on our books. The following table outlines our contractual obligations as of September 30, 2011:

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$—	$—	$150.0
Revolving credit facility (1)	283.0	—	283.0	—	—
Interest on financing agreements (2)	75.7	10.2	17.4	16.5	31.6
Operating lease obligations (noncancellable)	12.8	6.7	5.4	0.6	0.1
Purchase obligations (3)	11.5	11.5	—	—	—
Defined benefit plan funding (4)	110.8	4.0	6.2	6.6	94.0
Other long-term liabilities (5)	24.0	4.6	5.8	3.4	10.2
Capital call arrangements (6)	3.0	3.0	—	—	—
Total contractual obligations	$670.8	$40.0	$317.8	$27.1	$285.9

(1)	Our revolving credit facility expires in March 2013. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.
(2)

Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility at current rate at September 30, 2011.

(3)

Consists of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(4)	Defined benefit plan funding represents non-discretionary requirements based upon plan funding at September 30, 2011, and excludes any discretionary contributions.
(5)	Other long-term liabilities include the estimated liquidation of liabilities related to our casket pricing obligation, self-insurance reserves, and long-term severance payments.
(6)	We could be called upon by our private equity limited partnership investments to provide a maximum of $3.0 in additional funds.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  Significant accounting policies which require management’s judgment are discussed below.  A detailed description of our accounting policies is included in the notes to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

Revenue Recognition — Net revenue includes gross revenue less sales discounts, customer rebates, sales incentives, and product returns, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers.  We estimate these allowances based upon historical rates and projections of customer purchases toward contractual rebate thresholds.

Allowance for Doubtful Accounts — The accounting for our trade receivables requires us to estimate the net realizable value of these assets.  Our allowance for doubtful accounts is our best estimate of the amount of probable credit losses and collection risk in our existing trade accounts receivable portfolio.  Performing our evaluation of the allowance for doubtful accounts requires us to exercise significant judgment based on historical write-offs and individual customer collection experience.  As a result, the historical experience and current trends we are using in our estimates may not be indicative of the collectability of these balances in the future.

Liabilities for Loss Contingencies Related to Claims and Lawsuits — The ultimate outcome of claims and lawsuits cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  Making such an estimate requires us to exercise significant judgment.  However, it is difficult to measure the actual loss that might be incurred related to litigation.  The ultimate outcome of these lawsuits could have a material adverse effect on our financial condition, results of operations, and cash flows.  For a more complete description of loss contingencies related to lawsuits, see Note 12 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

We are also involved in other possible claims, including product and general liability, workers’ compensation, auto liability, and employment-related matters.  Outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses.  As our actuaries periodically provide us updated ultimate loss projections, we must increase or reduce previously recorded claim reserves.  Thus, any one period’s financial results could be significantly affected by the effect of this adjustment.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

Performance-Based Stock Compensation — The vesting of our performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  The hurdle rate is a reflection of our weighted-average cost of capital and targeted capital structure.  The value of an award is based upon the fair value of our common stock at the date of grant.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the performance-based stock award table in Note 11 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection if it has changed significantly.  As a result, depending on the degree to which we achieve the performance criteria or our projection changes, our expenses related to the performance-based stock awards may become more volatile as we approach the final performance measurement date at the end of the three years.  This increase in volatility stems from the requirement to increase or reduce compensation expense as the projection of performance changes.  Thus, any one period’s financial results could be significantly affected by the cumulative effect of the adjustment.  Preparing the projection of performance requires us to exercise significant judgment as to the expected outcome of final performance up to three years in the future.  In making the projection, we consider both actual results and probable business plans for the future.  At September 30, 2011, we have recorded cumulative compensation expense associated with unvested performance-based stock awards of $7.7, which continues to be subject to periodic adjustments as the related awards approach the final performance measurement date.

Retirement and Postretirement Plans — We sponsor retirement and postretirement benefit plans covering a majority of our employees.  Expense recognized for the plans is based upon actuarial valuations.  Inherent in those valuations are key assumptions including discount rates, expected returns on assets, and projected future salary rates.  The discount rates used in the valuation of our defined benefit pension and postretirement benefit plans are evaluated annually based on current market conditions.  In setting the discount rate, we use a yield curve approach to discount each expected cash flow of the liability stream at an interest rate applicable to the timing of each cash flow based on corporate bond rates.  These present values are then converted into an equivalent weighted-average discount rate.  Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio.  Our rate of assumed compensation increase for pension benefits is also based on our specific historical trends of past wage adjustments in recent years and expectations for the future.

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions.  Our weighted-average expected rate of return on pension assets was 6.9%, 7.6%, and 7.75% at the end of fiscal 2011, 2010, and 2009.  A 25 basis point increase in the expected rate of return on domestic pension assets of $170.2 reduces annual pension expense by $0.4.  The weighted-average discount rate decreased to 4.3% and 4.1% at the end of fiscal 2011 for the pension and postretirement healthcare plan expense.  A 50 basis point decrease in the discount rate increases the annual domestic pension expense by $1.5.  The impact of this decrease to our postretirement healthcare plan expense would be less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon the new rates and assumptions, we expect the aggregate expense associated with our defined benefit plans, not including the expense of the Rotex plans, to increase from $9.9 in fiscal 2011 to $12.9 in fiscal 2012.  See Note 7 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.

Uncertain Income Tax Positions — In assessing the need for reserves for uncertain tax positions, we have to make judgments regarding the technical merit of a tax position and, when necessary, an estimate of the settlement amount based upon what we think is the probability of the outcome.  At September 30, 2011, we had reserves of $7.3 established for uncertain tax positions based upon our estimates.  Our ability to make and update these estimates is limited to the information we have at any given point in time.  This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others.  As information available to us evolves, we update our reserves quarterly.  These updates can result in volatility to our income tax rate (particularly to a given quarter) if new information or developments result in a significant change in our estimate.

Business Combinations — On October 1, 2009, we adopted a new accounting standard that governs how to account for and disclose business combinations.  With a few exceptions, the standard requires that we record the assets and liabilities of the acquired business at estimated fair value at the date of acquisition.  Estimating fair value for acquired assets and liabilities as part of a business combination typically requires us to exercise judgment, particularly for those assets and liabilities that may be unique or not easily determined by reference to market data.  Often estimates for these types of acquired assets and liabilities will be developed using valuation models that require both historical and forecasted inputs, as well as market participant expectations.  Thus the valuation is directly affected by the inputs we judge as best under the given circumstances.  When material, we expect to seek assistance of competent valuation professionals when the underlying valuation is more complex or unique.

We anticipate that in most cases, we will exercise significant judgment in estimating the fair value of intangible assets (customer lists or relationships, trademarks, etc., for example), contingent liabilities (loss reserves, for example), and contingent consideration (earn-outs, for example).  This list is not exhaustive, but is designed to give you a better understanding of where we think a larger degree of judgment will be required due to the nature of the item and the way it is typically valued.

Depreciable and Amortizable Lives of Long-Lived Assets — The recording of depreciation and amortization expense requires management to exercise significant judgment in estimating the economic useful lives of long-lived assets, particularly intangible assets.  Management’s assumptions regarding the following factors, among others, affect the determination of estimated economic useful life: management’s experience with similar assets; changes in technology, utilization, wear and tear; estimated cash flows expected to be generated by the asset; and changes in market demand.  As our assessment is performed on a periodic basis, changes in any management assumptions may result in a shorter or longer estimated useful life for an asset than originally anticipated.  In such a case, we would depreciate or amortize the remaining net book value of the asset over the new estimated remaining life, thereby increasing or decreasing depreciation or amortization expense per year on a prospective basis.  As a result, our estimates at any point in time may not be indicative of future circumstances.

Asset Impairment Determinations — Accounting standards require that goodwill and indefinite-lived intangible assets be tested for impairment at least annually or when circumstances would suggest that impairment may have occurred.  Testing of either goodwill or indefinite-lived assets requires that we estimate the fair value of the asset in question.

Estimating fair value for these assets typically requires us to exercise significant judgment, particularly for asset values that are not easily determined by reference to market data.  Often estimates for these types of assets are developed using valuation models that require both historical and forecasted inputs, as well as market participant expectations.  Thus the valuation is directly affected by the inputs we judge as best under the given circumstances.  In analyzing the future cash flows of various assets, critical assumptions we make may include some of the following:

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

Tangible and other intangible assets that are subject to depreciation and amortization are also evaluated when circumstances suggest that impairment may have occurred.  Testing of these assets requires that we estimate future cash flows associated with the asset(s) in question.

Recently Issued and Adopted Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Note 2 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In this section, we tell you about market risks we think could have a significant impact on our bottom line or the financial strength of our Company.  Market risks generally mean how results of operations and the value of assets and liabilities could be affected by market factors such as interest rates, currency exchange rates, the value of commodities, and debt and equity price risks.  If those factors change significantly, it could help or hurt our bottom line, depending on how we react to them.

We are exposed to various market risks.  We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.  Our primary exposures are to: collection risk (customer receivables); fluctuations in market prices for certain purchases of commodities; variability in exchange rates in foreign locations; and volatility in the fair value of our investments.  We also have some interest rate exposure.  What follows are the specifics.

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

We are subject to volatility in our investment portfolio.  The investment portfolio includes private equity limited partnerships and common stock with an aggregate carrying value of $17.4  at September 30, 2011.  These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments, and other factors, resulting in an adverse impact.  The changes in the fair value of the limited partnerships’ underlying investment portfolios can impact us significantly because we record our share of the change in our income statement under the equity method of accounting.

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

Our exposure to exchange rates are primarily (i) the U.S. dollar versus each of the Swiss franc, the euro, the British pound sterling, the Canadian dollar, and the Swedish krona: and (ii) the Swiss franc versus the euro and the British pound sterling.  From time to time we may enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions, primarily forecasted intercompany purchasing.  Foreign cash balances in currencies other than the Swiss franc are limited in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss operations.  As of September 30, 2011, a 10% change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a change in pre-tax earnings of approximately $0.6.  This hypothetical change on transactional exposures is based on the difference between the September 30, 2011, actual foreign exchange rates and hypothetical rates assuming a 10% change in foreign exchange rates on that date.  We expect to expand our hedging program in fiscal 2012 to help reduce earnings volatility that could occur associated with the non-Swiss franc balances of our Swiss operations.

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  Using the example above, the hypothetical change in CTA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of this calculation would be to change shareholders’ equity by approximately $28.8 as of September 30, 2011.

At September 30, 2011, we had $283.0 outstanding under our $400 revolving credit facility.  We are subject to interest rate risk associated with our revolving credit facility which bears a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Assuming our borrowings were to remain at $283.0 for 12 months, a one percentage point move in the related interest rates would increase or decrease our annual interest expense by approximately $2.8.

Item 8.         Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have excluded Rotex Global, LLC (“Rotex”) from our assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2011, because it was acquired by us on August 31, 2011.  The total assets and total revenue acquired in the acquisition of Rotex represent approximately 3.4% and 0.1% of the related consolidated financial statement amounts as of and for the fiscal year ended September 30, 2011.

Based on our assessment under the criteria established in Internal Control — Integrated Framework, issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2011.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Kenneth A. Camp
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand, Inc. and its subsidiaries (the “Company”) at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Rotex from its assessment of internal control over financial reporting as of September 30, 2011, because it was acquired by the Company in a purchase business combination during 2011.  We have also excluded Rotex from our audit of internal control over financial reporting.  Rotex is a wholly-owned subsidiary whose total assets and total revenue represent 3.4% and 0.1% of the related consolidated financial statement amounts as of and for the year ended September 30, 2011.

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 28, 2011

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Fiscal Year Ended September 30,
	2011	2010	2009
Net revenue	$883.4	$749.2	$649.1
Cost of goods sold	513.5	435.9	374.7
Gross profit	369.9	313.3	274.4
Operating expenses	211.3	175.4	119.4
Operating profit	158.6	137.9	155.0
Interest expense	(11.0)	(4.2)	(2.1)
Investment income and other	10.2	12.7	7.9
Income before income taxes	157.8	146.4	160.8
Income tax expense	51.7	54.1	58.5
Net income	$106.1	$92.3	$102.3

Earnings per share — basic and diluted	$1.71	$1.49	$1.66
Weighted-average shares outstanding — basic and diluted	62.0	61.9	61.7
Cash dividends per share	$0.76	$0.75	$0.74

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$115.5	$98.4
Trade receivables, net	131.7	109.0
Inventories	83.7	64.9
Interest receivable from Forethought	—	10.0
Deferred income taxes	28.3	25.5
Other current assets	20.9	16.6
Total current assets	380.1	324.4
Property, plant, and equipment, net	120.6	109.6
Intangible assets, net	332.8	226.6
Goodwill	300.0	191.6
Auction rate securities	—	11.9
Note and interest receivable from Forethought	—	134.8
Investments	17.4	18.2
Other assets	29.8	31.8
Total Assets	$1,180.7	$1,048.9

LIABILITIES
Current Liabilities
Trade accounts payable	$30.5	$26.9
Accrued compensation	36.6	35.7
Accrued customer rebates and advances	38.2	27.1
Other current liabilities	30.9	28.3
Total current liabilities	136.2	118.0
Long-term debt	431.5	403.4
Accrued pension and postretirement healthcare	108.5	88.7
Deferred income taxes	30.1	31.8
Other long-term liabilities	31.3	35.1
Total Liabilities	737.6	677.0

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value, 63.4 and 63.1 shares issued, 62.5 and 62.3 shares outstanding, 0.6 and 0.6 restricted	—	—
Additional paid-in capital	317.0	304.9
Retained earnings	182.7	124.8
Treasury stock, 0.9 and 0.8 shares	(17.1)	(14.8)
Accumulated other comprehensive loss	(39.5)	(43.0)
Total Shareholders’ Equity	443.1	371.9

Total Liabilities and Shareholders’ Equity	$1,180.7	$1,048.9

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended September 30,
	2011	2010	2009
Operating Activities
Net income	$106.1	$92.3	$102.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36.1	28.2	18.5
Deferred income taxes	(4.5)	(18.5)	3.2
Net loss on disposal or impairment of property	0.7	3.0	0.2
Net (gain) loss on auction rate securities and investments	(0.5)	2.4	—
Interest income on Forethought Note	(6.4)	(12.0)	(12.4)
Forethought Note interest payment	59.7	10.0	—
Equity in net (income) loss from affiliates	(5.4)	(3.1)	5.4
Share-based compensation	11.7	7.6	6.7
Trade accounts receivable	(8.8)	(4.9)	3.0
Inventories	(5.9)	20.9	6.1
Other current assets	2.5	(3.1)	2.4
Trade accounts payable	(1.7)	0.9	(2.6)
Accrued expenses and other current liabilities	1.4	2.7	(3.6)
Income taxes payable	(5.4)	(3.4)	—
Defined benefit plan funding	(2.8)	(6.5)	(9.5)
Defined benefit plan expense	9.9	9.5	4.7
Other, net	2.8	(7.8)	(1.2)
Net cash provided by operating activities	189.5	118.2	123.2

Investing Activities
Capital expenditures	(21.9)	(16.3)	(10.0)
Forethought Note principal repayment	91.5	—	—
Acquisitions of businesses, net of cash acquired	(240.9)	(371.5)	—
Proceeds from redemption and sales of auction rate securities and investments	12.4	37.2	2.3
Return of investment capital from affiliates	4.4	1.9	2.4
Net cash used in investing activities	(154.5)	(348.7)	(5.3)

Financing Activities
Proceeds from revolving credit facilities, net of financing costs	179.0	464.0	40.0
Repayments on revolving credit facilities	(150.9)	(276.8)	(80.0)
Proceeds from issuance of senior unsecured notes, net of financing costs	—	147.0	—
Payment of dividends on common stock	(46.9)	(46.2)	(45.6)
Purchase of common stock	(3.8)	—	(12.5)
Proceeds from issuance of common stock	0.6	1.8	0.7
Net cash provided by (used in) financing activities	(22.0)	289.8	(97.4)

Effect of exchange rate changes on cash and cash equivalents	4.1	3.9	—

Net cash flows	17.1	63.2	20.5

Cash and cash equivalents:
At beginning of period	98.4	35.2	14.7
At end of period	$115.5	$98.4	$35.2

Cash paid for interest	$10.6	$1.8	$2.1
Cash paid for income taxes, net of refunds (including amounts paid to our former parent)	$61.5	$75.7	$54.7

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in millions)

						Accumulated
						Other
		Additional				Comprehensive
	Common Stock	Paid-in	Retained	Treasury Stock		Income
	Shares	Capital	Earnings	Shares	Amount	(Loss)	Total
Balance at September 30, 2008	62.4	$286.4	$23.0	0.3	$(6.2)	$(14.8)	$288.4
Comprehensive income:
Change in pension and postretirement (net of taxes of $20.5)	—	—	—	—	—	(35.5)	(35.5)
Change in currency translation adjustment	—	—	—	—	—	(0.5)	(0.5)
Change in unrealized gain on derivative instruments (net of taxes of $0.6)	—	—	—	—	—	(1.1)	(1.1)
Change in unrealized gain on available for sale securities (net of taxes of $0.6)	—	—	—	—	—	1.1	1.1
Net income	—	—	102.3	—	—	—	102.3
Total comprehensive income							66.3
Issuance of common stock related to stock awards or options	0.4	(0.5)	—	(0.1)	1.2	—	0.7
Share-based compensation	—	6.7	—	—	—	—	6.7
Adjustment to net assets from Hill-Rom	—	4.6	—	—	—	(4.6)	—
Purchases of common stock	—	—	—	0.7	(12.5)	—	(12.5)
Dividends on common stock	—	0.4	(46.0)	—	—	—	(45.6)
Balance at September 30, 2009	62.8	297.6	79.3	0.9	(17.5)	$(55.4)	304.0
Comprehensive income:
Change in pension and postretirement (net of taxes of $0.5)	—	—	—	—	—	(1.0)	(1.0)
Change in currency translation adjustment	—	—	—	—	—	12.2	12.2
Change in unrealized gain on derivative instruments (net of taxes of $0.4)	—	—	—	—	—	0.7	0.7
Change in unrealized gain on available for sale securities (net of taxes of $0.3)	—	—	—	—	—	0.5	0.5
Net income	—	—	92.3	—	—	—	92.3
Total comprehensive income							104.7
Issuance of common stock related to stock awards or options	0.3	(0.9)	—	(0.1)	2.7	—	1.8
Share-based compensation	—	7.6	—	—	—	—	7.6
Dividends on common stock	—	0.6	(46.8)	—	—	—	(46.2)
Balance at September 30, 2010	63.1	304.9	124.8	0.8	(14.8)	(43.0)	371.9
Comprehensive income:
Change in pension and postretirement (net of taxes of $4.3)	—	—	—	—	—	(8.5)	(8.5)
Change in currency translation adjustment	—	—	—	—	—	11.3	11.3
Change in unrealized gain on derivative instruments (net of taxes of $0.1)	—	—	—	—	—	0.3	0.3
Change in unrealized gain on available for sale securities (net of taxes of $0.2)	—	—	—	—	—	0.4	0.4
Net income	—	—	106.1	—	—	—	106.1
Total comprehensive income							109.6
Issuance of common stock related to stock awards or options	0.3	(0.9)	—	(0.1)	1.5	—	0.6
Share-based compensation	—	11.7	—	—	—	—	11.7
Purchases of common stock				0.2	(3.8)		(3.8)
Dividends on common stock	—	1.3	(48.2)	—	—	—	(46.9)
Balance at September 30, 2011	63.4	$317.0	$182.7	0.9	$(17.1)	$(39.5)	$443.1

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1.              Description of the Business

Hillenbrand, Inc. is a global diversified industrial enterprise with two platforms that manufacture and sell premium business-to-business products and services for a wide variety of industries.  Batesville® is the leader in the North American funeral products industry, and Process Equipment Group is a recognized leader in the design and production of equipment and systems used in processing applications.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries.

Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  Hillenbrand became a publicly traded company as the result of the separation of Hillenbrand Industries, Inc. (also referred to as Hill-Rom Holdings, Inc. or “Hill-Rom”) into two separate publicly traded companies, Hillenbrand and Hill-Rom, through a tax-free distribution (“Distribution”) of Hillenbrand shares to Hill-Rom’s shareholders.  The Distribution took place on March 31, 2008.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Hillenbrand and its subsidiaries, including Rotex Global, LLC (“Rotex”) subsequent to its acquisition on August 31, 2011, and K-Tron International, Inc. (“K-Tron”) subsequent to its acquisition on April 1, 2010.  All significant intercompany accounts and transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the 2011 presentation.

Use of Estimates

We prepared the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss, in “investment income and other” when the transaction is settled.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less.  The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

Trade Receivables

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing accounts receivable portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered.  We do not have any off-balance sheet credit exposure related to customers.  We generally hold trade accounts receivable until they are paid.  At September 30, 2011 and 2010, we had reserves against trade receivables of approximately $21.7 and $20.1.

Inventories

Inventories are valued at the lower of cost or market.  Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 54% and 57% of inventories at September 30, 2011 and 2010.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) method.

	September 30,
	2011	2010
Raw materials and components	$36.0	$26.6
Work in process	10.8	6.7
Finished goods	36.9	31.6
Total inventories	$83.7	64.9

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $12.8 and $12.3 higher than reported at September 30, 2011 and 2010.

Property, Plant, and Equipment

Property, plant, and equipment is carried at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method based on estimated useful lives of six to 40 years for buildings and improvements and three to 10 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

	September 30, 2011		September 30, 2010
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$14.5	$(3.5)	$14.2	$(3.6)
Buildings and building equipment	104.3	(57.0)	89.0	(49.6)
Machinery and equipment	258.0	(195.7)	246.1	(186.5)
Total	$376.8	$(256.2)	$349.3	$(239.7)

Total depreciation expense for fiscal years 2011, 2010, and 2009 was $19.1, $17.2, and $14.9.

Goodwill

Goodwill is not amortized but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We perform annual impairment tests by comparing each reporting unit’s fair value to its carrying amount to determine if there is potential impairment.  The fair value of the reporting unit and the implied fair value of goodwill are determined based upon a combination of a discounted cash flow analysis using market participant data and a market approach utilizing market multiples.  Significant assumptions are incorporated into these analyses such as estimated growth rates and risk-adjusted discount rates.  We perform these tests in the third quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying value of the reporting unit’s assets may not be recoverable.  If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill.  Based upon our assessments performed in 2011, 2010, and 2009, no impairment charge was required.

	Batesville	Process Equipment Group	Total

Balance September 30, 2009	$5.7	$—	$5.7
Acquisitions	—	185.8	185.8
Foreign currency adjustments	—	0.1	0.1
Balance September 30, 2010	5.7	185.9	191.6
Acquisitions	—	102.7	102.7
Adjustments	—	(0.4)	(0.4)
Foreign currency adjustments	—	6.1	6.1
Balance September 30, 2011	$5.7	$294.3	$300.0

Intangible Assets

Intangible assets are initially valued at their fair value.  We have determined the fair value of our intangible assets either by the fair value of the consideration exchanged for the intangible asset or the estimated after-tax discounted cash flows expected to be generated from the intangible asset.

Indefinite-lived trade names are not amortized.  Intangible assets with an indefinite life are tested for impairment annually in the third quarter of our fiscal year or whenever events or circumstances indicate that the carrying amount may not be recoverable.  Based upon our assessment performed in the third quarter of fiscal 2011, no impairment charge was required.  An impairment loss would be recognized if the carrying amount exceeds the estimated fair value of the asset.  The amount of the impairment loss would be determined based upon the excess of the asset’s carrying value over its fair value.  The fair values of indefinite-lived intangible assets are determined based upon a discounted cash flow analysis using the relief from royalty method, which estimates the cost savings associated with owning, rather than licensing, assets.  Significant assumptions are incorporated into these discounted cash flow analyses such as estimated growth rates, royalty rates, and risk-adjusted discount rates.

All other intangible assets, which have finite lives, are amortized on a straight-line basis over periods ranging from five to 22 years.  The useful lives of intangible assets are estimated based on the future economic benefit expected to be received from the assets.  We review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

	September 30, 2011		September 30, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite assets:
Trade names	$6.1	$(5.0)	$5.9	$(4.4)
Customer relationships	242.0	(13.8)	156.7	(5.0)
Technology, including patents	24.7	(5.0)	16.5	(1.7)
Software	31.0	(26.6)	30.9	(23.1)
Other	3.8	(1.0)	2.0	(1.8)
	307.6	(51.4)	212.0	(36.0)
Indefinite-lived assets:
Trade names	76.6	—	50.6	—

Total	$384.2	$(51.4)	$262.6	$(36.0)

Total amortization expense for fiscal years 2011, 2010, and 2009 was $17.0, $11.0, and $3.6.  Estimated amortization expense related to amortizable intangible assets for the next five years is: $21.5 in 2012, $17.8 in 2013, $16.8 in 2014, $14.8 in 2015, and $14.3 in 2016.

Auction Rate Securities

We have now fully liquidated the portfolio of auction rate securities (ARS) transferred to us on March 31, 2008, in connection with our separation from Hill-Rom.  We recovered 95.5% of the historical cost of these securities that consisted of highly rated tax-exempt state and municipal securities.  We also exercised the put from UBS Financial Services (UBS) that allowed us to sell our UBS ARS at par value plus accrued interest in June 2010.  ARS and the related put were carried at fair value.  See Note 14 for information related to the determination of fair value for the ARS and put.

	ARS		Put		(Gain)
	A	B	Right	AOCL(C)	Loss(D)
Balance at September 30, 2009	$18.8	$28.4	$1.7	$1.5
Change in fair value	(1.6)	1.7	(1.7)	(1.5)	$3.1
Sales or redemptions	(5.3)	(30.1)	—	—	—
Balance at September 30, 2010	11.9	$—	$—	—	$3.1
Change in fair value	0.5			(0.5)	$—
Sales or redemptions	(12.4)			0.5	(0.5)
Balance at September 30, 2011	$—			$—	$(0.5)

(A) — ARS — available-for-sale

(B) — ARS — trading

(C) — Amount included in accumulated other comprehensive loss (pre-tax)

(D) — Amount included in investment income (loss) and other (pre-tax)

Note Receivable from Forethought Financial Group, Inc. (Forethought Note)

The Forethought Note was transferred to us by Hill-Rom in connection with the Distribution and carried an increasing rate of interest over its 10-year term beginning June 2004.  Interest accrued at 6% for the first five years, compounding semi-annually.  The stated interest rate increased to 8% in June 2009 and to 10% in June 2011.  The stated interest rates, when taken together with amortization of the discount, resulted in an effective interest rate of 9.5% over the life of the Forethought Note.  No payments of interest or principal were due until fiscal 2010, at which time annual payments of $10.0 were required, unless deferred.  On July 1, 2010, Forethought remitted its first annual interest installment of $10.0.  On April 20, 2011, we received cash of $151.2 from Forethought, which represented full payment of principal and interest of the Forethought Note.

Investments

Our investment portfolio consists primarily of investments in private equity limited partnerships and common stock with a carrying value of $17.4 and $18.2 at September 30, 2011 and 2010.

We use the equity method of accounting for substantially all our private equity limited partnerships, with earnings or losses reported within investment income and other in the consolidated income statements.  This includes our share of any unrealized gains or losses experienced by these affiliates.  Earnings and carrying values for investments accounted for under the equity method are determined based upon the private equity limited partnerships’ financial statements.  Certain of these investments require commitments by us to provide additional funding of up to $3.0.  The timing of this funding is uncertain, but is expected to occur over the next three to five years.

When an investment is sold, we report the difference between the sales proceeds and the carrying value as an investment gain or loss.  We regularly evaluate all investments for possible impairment based on current economic conditions and other criteria.  If there is a decline in an investment’s net realizable value that is other than temporary, the decline is recognized as a realized loss, and the cost basis of the investment is reduced to its estimated fair value.  The evaluation of investments for impairment requires judgments to be made, including the identification of potentially impaired investments; the determination of their estimated fair value; and the assessment of whether any decline in estimated fair value is other than temporary.

Environmental Liabilities

Expenditures that relate to an existing condition caused by past operations which do not contribute to current or future revenue generation are expensed.  A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These reserves are determined without consideration of possible loss recoveries.  Based on consultations with an environmental engineer, the range of liability is estimated based on current interpretations of environmental laws and regulations.  For each site in which a Company unit is involved, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, and the periods in which we will make payments toward the remediation plan.  We do not make an estimate of general or specific inflation for environmental matters because the number of sites is small, the magnitude of costs to execute remediation plans is not significant, and the estimated time frames to remediate sites are not believed to be lengthy.

Specific costs included in environmental expense and reserves include site assessment, remediation plan development, clean-up costs, post-remediation expenditures, monitoring, fines, penalties, and legal fees.  The amount reserved represents the expected undiscounted future cash outflows associated with such plans and actions, and totaled $0.3 and $0.4 at September 30, 2011 and 2010.

Self-Insurance

We are self-insured up to certain limits for product and general liability, workers compensation, and auto liability insurance programs, as well as certain employee health benefits including medical, drug, and dental.  These policies have deductibles and self-insured retentions ranging from $0.5 to $1.0 per occurrence, depending upon the type of coverage and policy period.  Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and outside actuarial analysis.  The outside actuarial analysis is based on historical information along with certain assumptions about future events.  These estimated reserves are classified as other current liabilities and other long-term liabilities within the consolidated balance sheets.

Treasury Stock

Treasury stock consists of our common shares that have been issued but subsequently reacquired. We account for treasury stock purchases under the cost method.  In accordance with the cost method, we account for the entire cost of acquiring shares of our stock as treasury stock. When these shares are reissued, we use an average cost method for determining cost.  Proceeds in excess of cost are then credited to additional paid-in capital.

On July 24, 2008, our Board of Directors approved the repurchase of up to $100 of common stock. The program has no expiration date, but may be terminated by the Board of Directors at any time. As of September 30, 2011, we had repurchased approximately 1.2 million shares for $22.5, which were classified as treasury stock.  We repurchased 200,000 of our shares in fiscal 2011 for an aggregate $3.8, and there were no repurchases of shares in fiscal 2010.  During each of fiscal years 2011 and 2010, 0.1 million shares were issued from treasury under our various stock compensation programs.  At September 30, 2011, we had $77.5 remaining for share repurchases under the existing Board authorization.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2011 and 2010.

Accumulated Other Comprehensive Loss

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to our stockholders. Comprehensive income or loss refers to revenues, expenses, gains, and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity

	September 30,
	2011	2010
Cumulative currency translation adjustments	$20.4	$9.1
Pension and postretirement, net of tax	(60.5)	(52.0)
Unrealized gain (loss) on derivative instruments, net of tax	0.2	(0.1)
Unrealized gain on available for sale securities, net of tax	0.4	—
Total	$(39.5)	$(43.0)

Revenue Recognition

Net revenue includes gross revenue less sales discounts, customer rebates, sales incentives, and product returns.  We record reserves for customer rebates based upon projected customer volumes.  In connection with obtaining long-term supply agreements from funeral home customers, we may offer sales incentives in the form of custom showrooms and fixtures.  Costs associated with these sales incentives are amortized over the term of the agreement, typically three to five years.  Our sales terms generally offer customers various rights of return and we record reserves for estimated product returns based upon historical experience.

Revenue for our products is recognized when the risk of loss and other risks and rewards of ownership are transferred.  Our standard terms for Batesville products require recognition of revenue upon delivery to the customer.

The standard terms for Process Equipment Group products require recognition of revenue upon shipment of the product.   From time to time, at the customer’s request, Process Equipment Group may recognize revenue prior to shipment.  When this occurs, it is typically because the customer location is not ready to receive the large piece of equipment.  In these circumstances, revenue is only recognized when all specific criteria are met including, but not limited to:  1) risk of ownership has passed to buyer; 2) fixed and reasonable delivery date is established; 3) product is complete and segregated from other inventory; 4) custodial function is insurable and insured; and 5) no specific performance obligations by the seller remain.

Cost of Goods Sold

Cost of goods sold consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, and overhead costs.  It also includes costs associated with the distribution and delivery of products.

Research and Development Costs

Research and development costs are expensed as incurred as a component of operating expenses and were $4.5, $3.8, and $3.8 for fiscal years 2011, 2010, and 2009.

Warranty Costs

We provide for the estimated warranty cost of a product at the time revenue is recognized.  Warranty expense is normally accrued as a percentage of sales based upon historical information, but may include specific provisions for known conditions when identified.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections.  Our warranty provision takes into account our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Process Equipment Group generally offers a one-year warranty on a majority of its products.  It engages in extensive product quality programs and processes, including the active monitoring and evaluation of the quality of its component suppliers, in an effort to minimize warranty obligations.  Warranty costs were not material to the consolidated financial results for fiscal years 2011, 2010, and 2009.

Income Taxes

We establish deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We have a variety of deferred income tax assets in numerous tax jurisdictions.  The recoverability of these deferred income tax assets is assessed periodically and valuation allowances are recognized if it is determined that it is more likely than not that the benefits will not be realized.  When performing this assessment, we consider future taxable income, the reversal of existing temporary differences, and tax planning strategies.  We account for accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Derivative Financial Instruments

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms no greater than 15 months.  The aggregate notional amount of these derivative instruments was $16.5 and $11.8 at September 30, 2011 and 2010.

We measure all derivative instruments at fair value and report them on our consolidated balance sheet as assets or liabilities, with an offsetting tax-adjusted amount in accumulated other comprehensive gain (loss).  The carrying value of these contracts, at fair value, resulted in assets of $0.4, included in other assets at September 30, 2011, and liabilities of $0.1, included in other liabilities at September 30, 2010.  See Note 14 for additional information on the fair value of our derivative instruments.

Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  Gains and losses on derivative instruments reported in accumulated other comprehensive gain (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  Gains and (losses) on financial derivative instruments were recognized in cost of goods sold of $0.8, $1.8, and ($1.9) in fiscal years 2011, 2010, and 2009.

Business Acquisitions and related Business Acquisition Costs

Assets and liabilities associated with business acquisitions are recorded at fair value, using the acquisition method of accounting.  We allocate the purchase price of acquisitions based upon the fair value of each component, which may be derived from various observable or unobservable inputs and assumptions.  We may utilize third-party valuation specialists to assist us in this allocation.  Initial purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition.

Business acquisition costs are expensed as incurred, and are reported as a component of operating expenses.  We define these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with the evaluation and effort to acquire specific businesses.  Business acquisition costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of our business development department and other target evaluation costs.

Restructuring Costs

Restructuring charges can occur when we take action to exit or significantly curtail a part of our operations or change the deployment of assets or personnel.  A restructuring charge can consist of an impairment or accelerated depreciation of effected assets, severance costs associated with reductions to the work force, and charges for legal obligations for which no future benefit will be derived.

Recently Adopted Accounting Standards

On December 31, 2010, we adopted the Financial Accounting Standards Board’s (“FASB”) accounting standard update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The standard requires companies to provide additional disclosures about the credit quality of their financing receivables and the credit reserves held against them.

The disclosure requirements of this standard are included in Notes 2 and 5.

Recently Issued Accounting Standards

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

In September 2011, the FASB issued an accounting standards update titled Intangibles — Goodwill and Other: Testing Goodwill for Impairment.  This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test.  This standard is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted.  We do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

3.              Business Acquisitions

Over the past two years we completed two significant business acquisitions in alignment with our long-term value creation strategy.  We completed the acquisition of K-Tron on April 1, 2010, for an aggregate purchase price of $435.2.  This resulted in a net cash purchase price of $369.0 when adjusted for cash acquired and debt assumed.  We utilized $375.0 of borrowings under our revolving credit facility and cash on hand to finance the acquisition.  We completed the final purchase price allocation as of April 1, 2011, which reduced goodwill and adjusted net deferred taxes and other liabilities by $4.8.  We believe the acquisition of K-Tron provides several compelling benefits to us, including: attractive product, industry, and customer diversification; a sizable new global platform within the bulk solids material handling industry; preservation of our high quality of earnings and cash flows; improvement of our growth potential; meaningful opportunities to improve K-Tron’s financial performance through the application of lean business; and a strong cultural fit for us with a proven management team.

We completed the acquisition of Rotex on August 31, 2011, for a purchase price of $240.0 plus a preliminary closing cash estimate of $8.1.  This resulted in a cash purchase price of $240.4 when adjusted for cash acquired.  We utilized $159.0 of borrowings under our revolving credit facility and cash on hand to finance the acquisition.  We believe that the acquisition of Rotex will complement the Process Equipment Group platform that began with the K-Tron acquisition, while giving us additional reach into new high-growth applications and geographies.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Rotex and K-Tron acquisitions discussed above:

	Rotex	K-Tron
	August 31, 2011	April 1, 2010
Cash and cash equivalents	$7.7	$66.2
Current assets, excluding cash and cash equivalents	28.0	67.2
Property, plant, and equipment	8.8	30.0
Identifiable intangible assets	118.8	218.7
Goodwill	102.7	185.8
Other noncurrent assets	—	4.7
Total assets acquired	266.0	572.6

Current liabilities	16.4	48.1
Debt	—	7.0
Deferred income taxes	—	81.9
Other long-term liabilities	1.5	0.4
Total liabilities assumed	17.9	137.4
Aggregate purchase price	$248.1	$435.2

Amounts assigned to identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives.  The amounts assigned at the time of each acquisition and their useful lives were:

	Rotex Fair Values August 31, 2011	K-Tron Fair Values April 1, 2010	Estimated Useful Lives (years)
Trade names	$26.0	$50.6	Indefinite
Customer relationships	82.1	150.3	17 - 21
Technology, including patents	7.4	16.1	5-10
Backlog	3.3	1.7	< 1
Total identifiable intangible assets	$118.8	$218.7

The unaudited pro forma information for the periods set forth below gives effect to the Rotex and K-Tron acquisitions as if they had occurred at the beginning of the annual periods presented.  It includes adjustments for additional interest expense, depreciation, and amortization, and excludes business acquisition costs and the effects of fair value adjustments to inventory and backlog.  The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time.

	Fiscal Year Ended September 30,
	2011	2010
Pro forma net revenue	$982.4	$821.7
Pro forma net income	117.0	100.2
Pro forma diluted earnings per share	1.89	1.62

We incurred $6.3 and $10.5 of business acquisition costs associated with these acquisitions in the years ended September 30, 2011 and 2010.

Other Acquisitions

Batesville completed two acquisitions in fiscal 2010 with an aggregate purchase price of $3.0.  The acquisitions consisted of primarily intangible assets.

4.              Notes Receivable from Customers

As of September 30, 2011 and 2010, Batesville had $8.5 and $8.6 of customer notes receivable, primarily representing long-term payment plans that were negotiated to collect unpaid balances.  These notes generally carry repayment terms up to five years and as of September 30, 2011, had a weighted-average interest rate of 5.1%.  The current portion of these notes is included in trade receivables and the noncurrent portion is included in other assets in the consolidated balance sheets.

We evaluate the recoverability of each note receivable quarterly and record allowances thereon based upon the customer’s credit score, historical experience, and individual customer collection experience.  As of September 30, 2011, $2.8 of customer notes receivables were over 31 days past due.  Accordingly, we have established an allowance for doubtful accounts of $0.8 related to these notes as of September 30, 2011.   There has not been a significant change in the reserve during the periods presented.  Each quarter we perform a detailed review of all notes upon which a reserve was established to determine whether any amounts should be charged off.  Amounts are charged off when they are deemed to no longer be collectible.

Notes receivable consisted of the following:

	September 30,
	2011	2010
Customer notes, net of discount of $0.2 in 2011 and 2010	$8.5	$8.6
Less current portion	(5.2)	(4.4)
Notes receivable-noncurrent portion	$3.3	$4.2

5.              Financing Agreements

Borrowings under financing agreements included:

	September 30,
	2011	2010
$400 revolving credit facility	$283.0	$255.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.5	148.4
Total long-term debt	$431.5	$403.4

In March 2008, we entered into a $400 five-year senior revolving credit facility (the “Facility”) with a syndicate of banks (the “Banks”).  The term of the Facility expires in March 2013.  Borrowings under the Facility bear interest at variable rates, based upon the Banks’ base rate or LIBOR plus a margin amount based upon our public debt rating.  For fiscal years ended September 30, 2011 and 2010, the weighted-average interest rates were 0.7% and 0.8%.  The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions.  These conditions include compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  Financial covenants include a maximum ratio of Consolidated Indebtedness to Consolidated EBITDA of 3.5 to 1.0 and a minimum ratio of Consolidated EBITDA to interest expense of 3.5 to 1.0.  We classified the Facility as long term based upon the contractual terms of the agreement.

As of September 30, 2011, we had $7.1 outstanding letters of credit under the Facility and were in compliance with all covenants.  We had $109.9 of remaining borrowing capacity available under the Facility.  Under the Distribution Agreement with Hill-Rom, the ability to borrow against the Facility for certain strategic transactions, such as acquisitions, may be limited.  See Note 6 for more information.

Our Swiss location maintains additional availability of $19.7 through local credit facilities secured by cash or real property.  As of September 30, 2011 and 2010, there were no borrowings under these facilities and availability was reduced by $5.3 and $3.1 for outstanding bank guarantees.  At September 30, 2011 and 2010, we had additional outstanding letters of credit and bank guarantees with other financial institutions totaling $9.7 and $2.9.  We had restricted cash of $0.3 at September 30, 2010.

On July 9, 2010, we issued $150 of senior unsecured notes (Notes) due July 2020.  The Notes bear interest at a fixed rate of 5.5% per year, payable semi-annually in arrears beginning January 15, 2011.  The Notes were issued at a discount of $1.6, resulting in an initial carrying value of $148.4.  We are amortizing the discount to interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.  Deferred financing costs associated with the Notes of $2.1 are being amortized to interest expense on a straight-line basis over the term of the Notes.  The Notes are unsubordinated obligations of Hillenbrand, Inc. and rank equally in right of payment with all of our other existing and future unsubordinated obligations.

The indenture governing the Notes does not limit our ability to incur additional indebtedness.  It does contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions.  The indenture provides holders of debt securities with remedies if we fail to perform specific obligations.  In the event of a “Change of Control Triggering Event,” each holder of the Notes has the right to require us to purchase all or a portion of their Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.  The Notes are redeemable with prior notice to Note holders.

6.              Transactions with Hill-Rom

We entered into a number of agreements with Hill-Rom to accomplish the separation of our businesses and to govern the relationship between us subsequent to the Distribution in 2008.  These agreements included a Distribution Agreement, a Judgment Sharing Agreement, and a Tax Sharing Agreement, each filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2008.  We also entered into Shared Services and Transitional Services Agreements.

Distribution Agreement — The Distribution Agreement sets forth the agreements between Hill-Rom and us with respect to the principal corporate transactions that were required to effect the separation and the distribution of our shares to Hill-Rom shareholders, the allocation of certain corporate assets and liabilities, and other agreements governing the relationship between Hill-Rom and us.

Additionally, in order to preserve the credit capacity of the Company and Hill-Rom to perform our respective obligations under the Judgment Sharing Agreement, the Distribution Agreement imposes certain restrictive covenants on Hill-Rom and us.  Specifically, the Distribution Agreement provides that, until the occurrence of an Agreed Termination Event (described below), we and our subsidiaries will not:

•                  incur indebtedness to finance the payment of any extraordinary cash dividend on our outstanding capital stock or the repurchase of any outstanding shares of our capital stock (the parties have agreed that either of them can apply available cash to reduce indebtedness outstanding at the time of the Distribution or generated by its ongoing operations after the Distribution, and subsequently incur a comparable amount of indebtedness for the purpose of paying an extraordinary cash dividend or repurchasing shares of capital stock without contravening the prohibitions set forth in this covenant);

•                  declare and pay regular quarterly cash dividends on our shares of common stock in excess of $0.1825 per share (increased by amendments of the Distribution Agreement to $0.185, $0.1875, $0.19, and $0.1925 per share per quarter in fiscal 2009, 2010, 2011, and 2012);

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

“Agreed Termination Event” means the first to occur of (i) the complete satisfaction of a trial court judgment in the last pending antitrust litigation matter described in Note 12 (including any other matter that is consolidated with this litigation) or the suspension of the execution of such judgment by the posting of a supersedes bond or (ii) the settlement or voluntary dismissal of this last pending matter as to us and Hill-Rom.  These restrictive covenants will terminate in the event that either Hill-Rom’s or our funding obligations under the Judgment Sharing Agreement terminate in accordance with the terms of that agreement.  The Distribution Agreement imposes similar restrictions on Hill-Rom and its subsidiaries, except that the definition of core business is appropriate for Hill-Rom.

Judgment Sharing Agreement (JSA) — Because we, Hill-Rom, and the other co-defendants in the antitrust litigation matters described in Note 12 are jointly and severally liable for any damages that may be assessed at trial with no statutory contribution rights among the defendants, we and Hill-Rom entered into a JSA to allocate any potential liability under these cases and any other case that is consolidated with the litigation.  We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories.

Under the JSA, the aggregate amount that we and Hill-Rom will be required to pay or post in cash will be funded pursuant to a formula which requires Hillenbrand to bear the majority of the burden.  The JSA provides that we are responsible for bearing all fees and costs incurred in the defense of the antitrust litigation matters on behalf of ourselves and Hill-Rom.

7.              Retirement Benefits

The following information relates to Hillenbrand excluding the Rotex acquisition.  Later in the footnote we describe the Rotex benefit plans.

Defined Benefit Retirement Plans — Approximately 55% of our employees participate in one of three retirement programs, including the master defined benefit retirement plan, the defined benefit plan of our Swiss subsidiary, and the supplemental executive defined benefit retirement plan.  We fund the pension trusts in compliance with ERISA or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period.  The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All pension plans have a September 30 measurement date.

Effect on Operations - The components of net pension costs under defined benefit retirement plans were:

	Fiscal Year Ended September 30,
	2011	2010	2009
Service cost	$6.3	$5.6	$3.3
Interest cost	12.8	12.7	12.6
Expected return on plan assets	(15.4)	(13.9)	(13.1)
Amortization of unrecognized prior service cost, net	0.9	0.9	0.8
Amortization of actuarial loss	4.0	3.0	—
Net pension costs	$8.6	$8.3	$3.6

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	September 30,
	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$269.3	$230.2
Projected benefit obligation attributable to acquisitions	—	21.4
Service cost	6.3	5.6
Interest cost	12.8	12.7
Actuarial loss	17.9	7.3
Benefits paid	(9.5)	(9.4)
Effect of exchange rates on projected benefit obligation	1.9	1.5
Projected benefit obligation at end of year	298.7	269.3

Change in plan assets:
Fair value of plan assets at beginning of year	195.7	155.5
Fair value of pension assets attributable to acquisitions	—	24.7
Actual return on plan assets	8.8	17.3
Employee and employer contributions	3.3	6.1
Benefits paid	(9.5)	(9.4)
Administrative expenses paid	(0.2)	(0.3)
Effect of exchange rates on plan assets	2.2	1.8
Fair value of plan assets at end of year	200.3	195.7

Funded status:
Plan assets less than benefit obligations	$(98.4)	$(73.6)

Amounts recorded in the consolidated balance sheets:
Other assets	$0.4	$3.3
Accrued pension costs, current portion	(1.6)	(1.6)
Accrued pension costs, long-term portion	(97.2)	(75.3)
Plan assets less than benefit obligations	$(98.4)	$(73.6)

Net actuarial losses of $97.1 and prior service costs of $4.4, less an applicable aggregate tax effect of $37.3, are included as components of accumulated other comprehensive loss at September 30, 2011.  Net actuarial losses of $76.7 and prior service costs of $5.3, less an applicable aggregate tax effect of $30.6, are included as components of accumulated other comprehensive loss at September 30, 2010.  The estimated amount that will be amortized from accumulated other comprehensive loss into net pension costs in fiscal 2012 for the net actuarial losses and prior service costs is expected to be $6.5.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $288.1 and $259.4 at September 30, 2011 and 2010.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	September 30,
	2011	2010
Projected benefit obligation	$269.1	$246.2
Accumulated benefit obligation	260.2	237.4
Fair value of plan assets	170.2	169.2

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	Fiscal Year Ended September 30,
	2011	2010	2009
Discount rate for obligation, end of year	4.3%	4.8%	5.5%
Discount rate for expense, during the year	4.5%	5.3%	7.5%
Expected rate of return on plan assets	6.9%	7.6%	7.75%
Rate of compensation increase	2.4%	2.4%	4.0%

The discount rates are evaluated annually based on current market conditions.  In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of pension obligations.  The overall expected long-term rate of return is based on historical and expected future returns, which are inflation-adjusted and weighted for the expected return for each component of the investment portfolio.  The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.

Plan Assets — The investment strategies and policies are set by the plans’ fiduciaries.  Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts, and balance risk and return.  The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets, and monitoring asset allocations.  Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.  The primary investment strategy currently employed is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position.  This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long duration fixed income) as funding levels improve.  The investment in return-seeking assets is not to exceed 60% of total domestic plan assets.

Trust assets in the domestic plan are invested subject to the following policy restrictions:  short-term securities must be rated A2/P2 or higher; all fixed-income securities must have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10% of the equity portfolio.  None of our common stock is owned by the trust at September 30, 2011.  Holdings in our common stock are subject to a statutory maximum limit of 10% of total trust assets.

The tables below provide the fair value of our pension plan assets by asset category at September 30, 2011 and 2010.

	Fair Value at September 30, 2011 Using Input Considered as:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$7.2	$4.9	$2.3	$—
Equity securities	20.1	20.1	—	—
Fixed maturity securities:
Corporate bonds	71.5	10.5	61.0	—
Municipal bonds	8.6	—	8.6	—
Asset-backed debt securities in trust	0.1	—	0.1	—
U.S. Government securities	2.1	—	2.1	—
Other types of investments:
Government index funds	7.5	7.5	—	—
Equity mutual funds	81.1	81.1	—	—
Real estate	2.1	—	—	2.1
Total	$200.3	$124.1	$74.1	$2.1

	Fair Value at September 30, 2010 Using Input Considered as:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$8.0	$5.1	$2.9	$—
Equity securities	22.5	22.5	—	—
Fixed maturity securities:
Corporate bonds	67.6	11.7	55.9	—
Municipal bonds	2.4	—	2.4	—
Asset-backed debt securities in trust	1.6	—	1.6	—
U.S. Government securities	1.9	—	1.9	—
Other types of investment:
Government index funds	3.3	3.3	—	—
Equity mutual funds	86.0	86.0	—	—
Real estate	2.4	—	—	2.4
Total	$195.7	$128.6	$64.7	$2.4

See Note 14 for a definition of level 1, 2, and 3 categories.

Cash Flows — During fiscal 2011, 2010, and 2009 we contributed cash of $2.5, $6.1, and $9.2, to our defined benefit retirement plans.  We estimate minimum contributions to be $3.3 in fiscal 2012, although we may make discretionary contributions. We are not required to make a discretionary contribution in 2012, but will evaluate business conditions and capital and equity market volatility to determine if we wish to make a contribution, and if so, in what amount.

Estimated Future Benefit Payments - Following are the benefit payments, which reflect expected future service and are expected to be paid from plan assets or Company contributions as necessary:

Projected Pension Benefits Payout
2012	$11.7
2013	12.6
2014	13.4
2015	14.3
2016	15.1
2017 - 2021	86.3

Defined Contribution Plans — We sponsor a number of defined contribution plans.  Depending on the plan, we may make contributions up to 4% of an employee’s compensation and matching contributions up to 6% of compensation.  Under the various plans, Company contributions generally vest over a period of zero to five years.  Expenses related to our various defined contribution programs were $6.7, $5.8, and $5.1 for fiscal years 2011, 2010, and 2009.

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses and in which employees are eligible to participate.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  We use a measurement date of September 30 for this plan.

The net postretirement benefit cost recorded during fiscal years 2011, 2010, and 2009 was $1.3, $1.2, and $1.1.

	September 30,
	2011	2010
Benefit obligation at beginning of year	$14.2	$12.1
Interest cost	0.6	0.6
Service cost	0.7	0.6
Actuarial loss	(5.2)	1.3
Net benefits paid	(0.2)	(0.4)
Benefit obligation at end of year	$10.1	$14.2

Amounts recorded in the consolidated balance sheets:
Accrued postretirement benefits, current portion	$0.4	$0.8
Accrued postretirement benefits, long-term portion	9.7	13.4
Net amount recognized	$10.1	$14.2

The weighted-average assumptions used in revaluing our obligation under the postretirement healthcare plan were:

	Fiscal Year Ended September 30,
	2011	2010	2009
Discount rate for obligation	4.10%	4.50%	5.25%
Healthcare cost rate assumed for next year	7.75%	7.75%	8.50%
Ultimate trend rate	5.00%	5.00%	5.00%

Net actuarial gains (losses) of $4.2 and ($1.0), less applicable tax effects of $1.5 and ($0.4), are included as a component of accumulated other comprehensive loss at September 30, 2011 and 2010.  The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2012 is less than $0.3.  A one percentage-point increase/decrease in the assumed healthcare cost trend rates as of September 30, 2011, would cause an increase/decrease in service and interest costs of $0.1, along with an increase/decrease in the benefit obligation of $1.0.

We fund the postretirement healthcare plan as benefits are paid.  Current plan benefits are expected to require net Company contributions for retirees of $0.4 per year for the foreseeable future.

The preceding information in this footnote relates to Hillenbrand excluding the Rotex acquisition.  The remainder of this footnote relates only to Rotex.

Rotex Benefit Plans

Rotex sponsors various defined contribution retirement plans covering substantially all employees.  Depending upon the plan, contributions up to 3% of an employee’s compensation and matching contributions from 2 to 8% of compensation may be made.  Under the various plans, Company contributions generally vest over a period of zero to six years.

Rotex has a noncontributory defined benefit pension plan covering union employees in the U.S. who meet eligibility requirements.  This plan was amended to freeze benefit accruals in 2004.  As of September 30, 2011, the projected benefit obligation was $3.6 and the market value of plan assets (all classified within level 1 of the valuation hierarchy), represented 86% of the obligation.

Rotex also has a noncontributory defined benefit postretirement healthcare plan covering all employees in the U.S. who meet eligibility requirements.  The benefit obligation under this plan is not funded and was $0.9 at September 30, 2011.  In March 2007, the plan was frozen to new salaried entrants and to new union entrants in September 2008.  Expenses for all of the Rotex plans were immaterial for the one month of operations included in the 2011 consolidated financial statements of Hillenbrand.

8.              Other Long-Term Liabilities

	September 30,
	2011	2010
Casket pricing obligation	$8.6	$9.5
Self-insurance loss reserves	14.2	14.1
Other	14.7	17.3
	37.5	40.9
Less-current portion	(6.2)	(5.8)
Total long-term portion	$31.3	$35.1

In connection with Hill-Rom’s sale of a subsidiary in 2004, we assumed a liability of $17.0 associated with a long-term pricing program for the future sale of caskets made in connection with prearranged funerals.  The program was discontinued for arrangements made after December 31, 2004.  The remaining liability under the program is being recognized as a component of revenue as the casket sales subject to the program are delivered and the obligation is satisfied.

9.              Income Taxes

The components of earnings before income taxes and the consolidated income tax provision consist of the following:

	Fiscal Year Ended September 30,
	2011	2010	2009
Domestic	$140.5	$141.2	$159.4
Foreign	17.3	5.2	1.4
Total earnings before income taxes	$157.8	$146.4	$160.8

Income tax expense:
Current provision:
Federal	$45.4	$62.6	$47.5
State	6.1	8.9	7.2
Foreign	4.7	1.1	0.6
Total current provision	56.2	72.6	55.3

Deferred provision (benefit):
Federal	(1.6)	(15.5)	3.0
State	(2.4)	(3.3)	0.3
Foreign	(0.5)	0.3	(0.1)
Total deferred provision (benefit)	(4.5)	(18.5)	3.2
Income tax expense	$51.7	$54.1	$58.5

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate for the years ended September 30, 2011, 2010 and 2009:

	Fiscal Year Ended September 30,
	2011	2010	2009
Federal statutory rates	35.0%	35.0%	35.0%
Adjustments resulting from the tax effect of:
State and income taxes, net of federal benefit	1.8	3.1	2.6
Foreign income tax rate differential	(1.2)	(0.3)	(0.1)
Domestic manufacturer’s deduction	(2.7)	(2.0)	(1.9)
Non-deductible acquisition costs	—	0.5	—
Valuation allowance	(0.6)	(0.8)	0.1
Other, net	0.5	1.5	0.7
Effective income tax rate	32.8%	37.0%	36.4%

The components of deferred taxes consist of the following:

	September 30,
	2011	2010
Deferred tax assets:
Employee benefit accruals	$67.7	$64.2
Rebates and other discounts	7.5	6.8
Self-insurance reserves	5.9	5.6
Forethought Note discount	—	4.0
Casket pricing obligation	3.3	3.7
Allowance for doubtful accounts	2.4	2.4
Inventory	2.8	2.0
Other, net	10.5	10.9
Total deferred tax assets before valuation allowance	100.1	99.6
Less valuation allowance	(1.0)	(2.0)
Total deferred tax assets, net	99.1	97.6
Deferred tax liabilities:
Depreciation	(11.1)	(9.0)
Amortization	(69.9)	(75.3)
Unremitted earnings of foreign operations	(11.0)	(8.2)
Other, net	(6.1)	(15.7)
Total deferred tax liabilities	(98.1)	(108.2)
Deferred tax assets and liabilities, net	$1.0	$(10.6

Amounts recorded in the consolidated balance sheets:
Deferred taxes, current	$27.5	$25.1
Deferred taxes, long-term	(26.5)	(35.7)

Deferred tax assets and liabilities, net	$1.0	$(10.6)

At September 30, 2011, we had $0.9 of deferred tax assets related to state tax credit carryforwards, which expire between 2012 and 2013.  We also had $3.7 of deferred tax assets related to capital loss carryforwards that begin expiring in 2015.  The gross deferred tax assets of $100.1 as of September 30, 2011, were reduced by a valuation allowance of $1.0 relating largely to the state tax credit carryforwards and state net operating loss carryforwards.

We have established a valuation allowance for deferred tax assets when it has been determined the amount of expected future taxable income is not likely to support the use of the deduction or credit.

In connection with the acquisition of K-Tron, Federal and state income taxes of $11.0 were provided on the historical earnings of the K-Tron Switzerland operations.  Federal and state income taxes have not been provided on accumulated undistributed earnings of all other foreign subsidiaries, along with the post-acquisition earnings of the K-Tron Switzerland operation, aggregating $27.3, as such earnings are expected to be permanently reinvested.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2011	2010
Balance at October 1	$7.8	$8.3
Additions for tax positions related to the current year	0.2	0.8
Additions for tax positions of prior years	0.5	—
Reductions for tax positions of prior years	(1.2)	(1.7)
Settlements	—	(0.2)
Balance attributable to acquisition of K-Tron	—	0.6
Balance at September 30	$7.3	$7.8

The gross unrecognized tax benefit includes $3.4 and $3.1 at September 30, 2011 and 2010, that if recognized, would impact the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During the year ended September 30, 2011 and 2010, we recognized (released) $0.3 and ($0.2) in additional interest and penalties.  Excluded from the reconciliation was $1.7 and $1.4 of accrued interest and penalties at September 30, 2011 and 2010.

We operate in multiple income tax jurisdictions both inside and outside the U.S. and are currently under examination in various federal, state, and foreign jurisdictions. Specifically, we are currently under examination by the IRS for fiscal years 2010 and 2011.  In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

It is reasonably possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range up to $4.1 million based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although we believe that adequate provision has been made for such issues, it is possible that the ultimate resolution of such issues could affect our earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.  We do not expect that the outcome of these audits will materially impact the consolidated financial statements.

10.             Earnings per Share

At September 30, 2011 and 2010, potential dilutive effects of time-based stock awards and stock option awards, representing 1.9 million and 1.8 million shares, were excluded from the computation of earnings per share as their effects were anti-dilutive.  The dilutive effects of performance-based stock awards described in Note 11 are included in the computation of diluted earnings per share when the related performance criteria are met.  At September 30, 2011 and 2010, potential dilutive effects, representing 1.1 million and 1.1 million shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.  There is no significant difference in basic and diluted earnings per share and average shares outstanding as a result of dilutive equity awards for the years ended September 30, 2011, 2010, and 2009.

11.             Share-Based Compensation

We have share-based compensation plans under which 8,785,436 shares were registered and available for issuance as of September 30, 2011.  Of this total, 4,289,143 shares were outstanding under these plans and 980,043 shares had been issued, leaving 3,516,250 shares available for future issuance.   This includes our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, which provides for long-term performance compensation for key employees and members of the Board of Directors.  It also includes our Supplemental Retirement Plan that was adopted effective July 1, 2010, into which former deferred compensation plans for directors and executives were transferred.  A variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

Compensation cost and related income tax benefits were as follows:

	Fiscal Year Ended September 30,
	2011	2010	2009
Stock-based compensation cost	$11.7	$7.6	$6.7
Less: Income tax benefit	4.3	2.6	2.5
Stock-based compensation cost, net of tax	$7.4	$5.0	$4.2

The Company realized current tax benefits of $0.4 from the exercise of stock options and the payment of stock awards during fiscal year 2011.

Stock Options — The fair value of option grants under the Hillenbrand, Inc. Stock Incentive Plan are estimated on the date of grant using the binomial option-pricing model, which incorporates the possibility of early exercise of options into the valuation as well as our historical exercise and termination experience to determine the option value. The grants are contingent upon continued employment and generally vest over periods ranging from one to three years.  Option terms are not expected to exceed 10 years.  The weighted-average fair value of options granted was $5.67, $5.71, and $3.97 per share for fiscal years 2011, 2010, and 2009.  The following assumptions were used in the determination of fair value in each period:

	Fiscal Year Ended September 30,
	2011	2010	2009
Risk-free interest rate	0.3 – 3.5%	0.3 – 4.0%	0.4 – 2.9%
Weighted-average dividend yield	3.8%	4.0%	5.0%
Weighted-average volatility factor	41.1%	42.2%	41.5%
Exercise factor	34.4%	35.7%	36.3%
Post-vesting termination rate	5.0%	5.0%	5.0%
Expected life (years)	4.2	4.2	4.1

The risk-free interest rate is based upon observed interest rates appropriate for the term of the employee stock options.  The remaining assumptions require significant judgment utilizing historical information, peer data, and future expectations. The dividend yield is based on the history of dividend payouts and the computation of expected volatility is based on historical stock volatility.  The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model.  The post-vesting termination rate and the exercise factor are based on the history of exercises and forfeitures for previous stock options.

The following tables provide a summary of outstanding stock option awards:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at September 30, 2010	2,374,286	$21.38
Granted	555,679	19.78
Exercised	(48,837)	19.06
Forfeited	(62,038)	20.10
Expired	(77,714)	22.38
Outstanding at September 30, 2011	2,741,376	$21.10

Exercisable at September 30, 2011	1,792,600	$22.35

As of September 30, 2011, there was $2.4 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 1.7 years.  This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures.  As of September 30, 2011, the average remaining life of the outstanding stock options was 6.2 years with an aggregate intrinsic value of $1.7.  As of September 30, 2011, the average remaining life of the exercisable stock options was 4.8 years with an aggregate intrinsic value of $1.1.  The total intrinsic value of options exercised by employees and directors during fiscal years 2011, 2010, and 2009 was $0.1, $0.4, and $0.2.

Time-Based Stock Awards and Performance-Based Stock Awards — During 2009, we began granting performance-based stock awards as part of our annual grant instead of time-based stock awards.  These performance-based stock awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk incentive compensation, (iv) delineate clear accountabilities, and (v) ensure competitive compensation.  We believe that this blend of compensation components provides the Company’s leadership team with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company.  The vesting of performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period and a corresponding service requirement.  The hurdle rate is a reflection of our weighted-average cost of capital and targeted capital structure.  The number of shares awarded is based upon the fair value of our stock at the date of grant adjusted for the attainment level at the end of the period.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection.  As a result, depending on the degree to which we achieve the performance criteria, expenses related to the performance-based stock awards may become more volatile as we approach the final performance measurement date at the end of the three-year period.

The value of time-based stock awards and performance-based stock awards in our common stock is the fair value at the date of grant.  The total vest date fair value of shares held by Hillenbrand employees and directors which vested during fiscal years 2011, 2010, and 2009 was $9.7, $1.9, and $2.0 (including dividends).  A summary of the unvested stock award activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted-Average
	Number of	Grant Date
Time-Based Stock Awards	Shares	Fair Value
Non-vested time-based stock awards at September 30, 2010	125,986	$22.85
Granted	140,652	21.38
Vested	(72,344)	22.19
Forfeited	(17,152)	22.02
Non-vested time-based stock awards at September 30, 2011	177,142	$22.03

		Weighted-Average
	Number of	Grant Date
Performance-Based Stock Awards	Shares	Fair Value
Non-vested performance-based stock awards at September 30, 2010	1,020,599	$16.80
Granted	587,481	19.66
Vested	(374,087)	14.89
Forfeited	(205,323)	16.16
Non-vested performance-based stock awards at September 30, 2011	1,028,670	$19.26

As of September 30, 2011, $2.7 and $5.5 of unrecognized stock-based compensation was associated with our unvested time-based stock awards and performance-based stock awards based upon projected performance to date.  These costs are expected to be recognized over a weighted-average period of 2.5 and 1.5 years.  This unrecognized compensation expense includes a reduction for an estimate of potential forfeitures.  As of September 30, 2011, the outstanding time-based stock awards and performance-based stock awards had an aggregate intrinsic value of $3.3 and $19.1.

Dividends payable in stock accrue on both time-based stock awards and performance-based stock awards and are subject to the same terms as the original grants.  As of September 30, 2011, a total of 63,870 stock units had accumulated on unvested stock awards due to dividend reinvestments and are excluded from the tables above.  The aggregate intrinsic value of these shares at September 30, 2011, was $1.2.

Vested Deferred Stock — Past stock-based compensation programs allowed deferrals after vesting to be set up as deferred stock.  As of September 30, 2011, there were 278,085 of our shares that were deferred fully vested and are excluded from the tables above.  The aggregate intrinsic value of these shares at September 30, 2011, was $5.1.

12.             Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases. Rental expense for fiscal years 2011, 2010, and 2009 was $9.0, $7.9, and $7.3.  The aggregate future minimum lease payments for operating leases, excluding renewable periods, as of September 30, 2011, were as follows:

Amount
2012	$6.7
2013	3.9
2014	1.5
2015	0.4
2016	0.2
Thereafter	0.1
$12.8

Litigation

General

Like most companies we are involved on an ongoing basis in claims, lawsuits, and government proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to litigation.  If a loss is not considered probable and/or cannot be reasonably estimated, we are required to make a disclosure if there is at least a reasonable possibility that a material loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

Claims other than employment and related matters have deductibles and self-insured retentions ranging from $0.5 million to $1.0 per occurrence or per claim, depending upon the type of coverage and policy period.  Outside insurance companies and third-party claims administrators assist in establishing individual claim reserves, and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses.  Claim reserves for employment-related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees, when such amounts are considered probable of payment.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is virtually certain that actual costs will differ from those estimates.

Antitrust Litigation

In 2005, the Funeral Consumers Alliance, Inc. (FCA) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and our former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (“Hill-Rom”), and three national funeral home businesses (the “FCA Action”).  A more detailed history of the litigation has been disclosed in previous filings.

The lawsuit claimed, among other things, that the Company’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among the Company, the other defendants, and others to exclude “independent casket discounters,” resulting in suppressed competition in the alleged market for caskets and allegedly leading consumers to pay higher than competitive prices for caskets.

Plaintiffs in the FCA Action have generally sought monetary damages on behalf of a class of purchasers of Batesville caskets, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief.  The plaintiffs in the FCA Action filed a report indicating that they were seeking damages ranging from approximately $947.0 to approximately $1,460.0 before trebling on behalf of the purported class of consumers they seek to represent, based on approximately one million casket purchases by the purported class members.

The Federal District Court for the Southern District of Texas denied class certification on March 26, 2009, and ultimately dismissed the lawsuit on September 24, 2010, concluding that “plaintiffs shall take nothing by their suit.”  Currently, the FCA Action is on appeal to the Fifth Circuit Court of Appeals.  Plaintiffs have appealed both the District Court’s order of dismissal and the order denying class certification.  The parties have submitted all appellate briefs, and the Court of Appeals has tentatively scheduled oral argument for December 5, 2011.  After consideration of the parties’ oral arguments and briefing, the Court of Appeals will issue its ruling affirming or reversing the District Court.

If plaintiffs succeed in overturning the judgment, reversing the District Court order denying class certification, and a class is subsequently certified in the FCA Action filed against Hill-Rom and Batesville, and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a material adverse effect on our results of operations, financial condition, and cash flows.  In antitrust actions such as the FCA Action, the plaintiffs may elect to enforce any judgment against any or all of the co-defendants, who have no statutory contribution rights against each other.  We and Hill-Rom have entered into a Judgment Sharing Agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hill-Rom.

The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.

As of September 30, 2011, we had incurred approximately $28.8 in cumulative legal and related costs associated with the FCA Action since its inception.

Matthews Litigation

In August 2010, the York Group, Inc., Milso Industries Corporation, and Matthews International Corporation (collectively “Matthews”) filed a lawsuit against Scott Pontone and Batesville Casket Company, Inc. in the United States District Court, Western District of Pennsylvania, which was subsequently amended by Matthews in February 2011 to include two additional defendants, Harry Pontone and Pontone Casket Company, LLC (the “Matthews Litigation”).  The Matthews Litigation arises, in part, as a result of a Marketing Consulting Agreement entered into between Batesville and Pontone Casket Company effective June 24, 2010, and Batesville’s hiring of two former employees of certain Matthews entities in June 2010.  Scott Pontone provides consulting services to Batesville pursuant the Marketing Consulting Agreement entered into between Batesville and Pontone Casket Company.  Matthews alleges that Scott Pontone and Harry Pontone breached contractual and business obligations with Matthews and that Batesville induced certain of those breaches as part of its sales initiatives in the New York metropolitan area.

Matthews claims that it has lost revenue and will lose future revenue in the New York metropolitan area, although the amount of those alleged damages is unspecified.  Matthews seeks to: (i) recover compensatory damages, punitive damages, attorneys’ fees and costs; and (ii) enjoin certain activities by Harry Pontone, Scott Pontone, Pontone Casket Company, and Batesville and its employees in the New York metropolitan area.  No trial date has been set, and the parties remain in early motions practice and discovery.  Matthews had originally moved for a preliminary injunction, but withdrew that request after expedited discovery.

The Company believes it acted lawfully and intends to defend this matter vigorously.  The Company does not believe, based on currently available information, that the outcome of this lawsuit will have a material adverse effect on the Company’s financial condition and liquidity.  If Matthews prevails at trial, however, the outcome could be materially adverse to the Company’s operating results or cash flows for the particular period, depending, in part, upon the operating results or cash flows for such period.

13.             Investment Income and Other

	Fiscal Year Ended September 30,
	2011	2010	2009
Interest income on Forethought Note	$6.4	$12.0	$12.4
Interest income on auction rate securities (ARS)	—	0.2	0.9
Equity in net income (loss) of affiliates	5.4	3.1	(5.4)
Realized gain (loss) on investments	—	0.7	—
Net realized gain (loss) on sales or impairments of ARS	0.5	(3.1)	—
Foreign currency exchange gain (loss)	(0.5)	—	0.2
Other, net	(1.6)	(0.2)	(0.2)
Investment income and other	$10.2	$12.7	$7.9

14.             Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The hierarchy is broken down into three levels:

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:

Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at September 30,	Fair Value at September 30, 2011 Using Inputs Considered as:
	2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$115.5	$115.5	$—	$—
Equity investments	3.6	2.6	—	1.0
Investments in rabbi trust	5.2	5.2	—	—
Derivative instruments	0.4	—	0.4	—

Liabilities:
Revolving credit facility	283.0	—	277.9	—
$150 senior unsecured notes	148.5	157.6	—	—

	Carrying Value at September 30,	Fair Value at September 30, 2010 Using Inputs Considered as:
	2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$98.4	$98.4	$—	$—
Auction rate securities	11.9	—	11.9	—
Forethought Note	144.8	—	—	127.0
Equity investments	3.0	—	—	3.0
Investments in rabbi trust	5.7	5.7	—	—

Liabilities:
Revolving credit facility	255.0	—	241.8	—
$150 senior unsecured notes	148.4	158.0	—	—
Derivative instruments	0.1	—	0.1	—

The following table reconciles the change in the Company’s Level 3 financial assets:

	Fair Value Measurements Using Significant Unobservable Inputs
	Auction Rate Securities	Put right	Forethought Note	Equity Investments
Balance at September 30, 2009	$47.2	$1.7	$109.0	$3.0
Total realized and unrealized gains or (losses):
Included in earnings, net	(1.4)	(1.7)	—	—
Included in other comprehensive income	1.5	—	—	—
Change in fair value, disclosure only	—	—	28.0	—
Purchases, issuances and settlements	(35.4)	—	(10.0)	—
Transfers in and/or (out) of Level 3	(11.9)	—	—	—
Balance at September 30, 2010	$—	$—	$127.0	$3.0
Total realized and unrealized gains or (losses):
Included in earnings, net			—	—
Included in other comprehensive income			—	—
Change in fair value, disclosure only			24.2	—
Purchases, issuances and settlements			(151.2)	—
Transfers in and/or (out) of Level 3			—	(2.0)
Balance at September 30, 2011			$—	$1.0

Valuation Techniques

•	We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date.

•

Prior to July 1, 2010, we utilized a valuation model based on Level 3 inputs for the auction rate securities (ARS). We utilized a discounted cash flow approach using assumptions including estimates of interest rates, timing and amount of cash flows, credit-spread related yield and illiquidity premiums, and expected holding periods of the ARS.  In the fourth quarter of fiscal 2010, we began to value the ARS based upon secondary market prices on observed transactions. We moved to this approach as we believed the pricing in the secondary market at that time represented the highest and best use valuation of the ARS. We sold all ARS in fiscal year 2011.

•

We estimated the fair value of the Forethought Note based upon comparison to debt securities trading in an active market with similar characteristics of yield, duration, and credit risk adjusted for liquidity considerations. Based upon market data available to us, we estimated that the fair value of the note and accrued interest was approximately $127.0 based upon an estimated yield to maturity of approximately 14% as of September 30, 2010. This was approximately $17.8 below its carrying value at September 30, 2010.

We received $151.2 in fiscal year 2011, representing full payment of principal and interest contractually due in 2014.  No gain or loss resulted from the transaction.

•

The carrying amount of equity investments (included as a component of Investments within the consolidated balance sheet) was $3.6 and $3.0 at September 30, 2011 and 2010, and approximates fair value. The fair value was determined using either quoted prices in an active market or using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of management judgment and as a result are not necessarily indicative of the amounts we would realize in a current market exchange.

•	The fair value of the investments in the rabbi trust were based on quoted prices in active markets. The trust assets consist of participant-directed investments in publicly traded mutual funds.

•

The fair value of the revolving credit facility is estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility.

•	The fair value of the 10-year, 5.5% fixed rate senior unsecured notes was based on quoted prices in an active market.

•

The private equity limited partnerships were excluded from the tables above. The carrying amount of these assets (included as a component of Investments within the consolidated balance sheet) was $13.8 and $15.2 at September 30, 2011 and 2010. The fair value of these equity method investments is not readily available.

15.             Segment and Geographical Information

With the acquisitions of K-Tron in fiscal 2010 and Rotex in fiscal 2011, we conduct our operations through two reportable business segments: Batesville and Process Equipment Group.  These reporting segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions and evaluate results.

We record the direct costs of business operations to the applicable reporting segment, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs.  Corporate provides management and administrative services to each reporting segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as internal audit, investor relations, financial reporting, and tax compliance.  With limited exception for certain professional services and technology costs, we generally do not allocate these types of expenses to reporting segments.

	September 30,
	2011	2010	2009
Net revenue
Batesville	$637.5	$640.3	$649.1
Process Equipment Group	245.9	108.9	—
Total net revenue	$883.4	$749.2	$649.1

Gross profit
Batesville	$264.2	$277.7	$274.4
Process Equipment Group	105.7	35.6	—
Total gross profit	$369.9	$313.3	$274.4

Operating profit (loss)
Batesville	$162.7	$175.1	$178.5
Process Equipment Group	33.4	2.2	—
Corporate	(37.5)	(39.4)	(23.5)
Total operating profit	$158.6	$137.9	$155.0

EBITDA
Batesville	$178.1	$191.7	$195.4
Process Equipment Group	50.2	11.7	—
Corporate	(30.8)	(37.6)	(28.1)
Total EBITDA	$197.5	$165.8	$167.3

Net revenue(1)
United States	$741.2	$662.6	$606.3
Canada	50.2	42.2	35.5
Switzerland	73.0	34.6	—
All other foreign business units	19.0	9.8	7.3
Total revenue	$883.4	$749.2	$649.1

Depreciation and amortization
Batesville	$17.8	$17.6	$17.6
Process Equipment Group	17.5	9.7	—
Corporate	0.8	0.9	0.9
Total depreciation and amortization	$36.1	$28.2	$18.5

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

Batesville

2011 results include $1.3 antitrust litigation expenses and $1.3 restructuring charges classified as operating expenses.  Batesville recognized $0.8 of sales tax recoveries as a benefit within operating expenses in 2011.

2010 results include $5.0 antitrust litigation expenses classified as operating expenses.  Batesville recognized $4.7 of sales tax recoveries as a benefit within operating expenses.

2009 results include $2.2 antitrust litigation expenses classified as operating expenses.

Process Equipment Group

2011 results include $2.8 inventory step-up classified as cost of goods sold; and $0.3 business acquisition costs and $0.8 backlog amortization, classified as operating expenses.

2010 results include $11.6 inventory step-up classified as cost of goods sold; and $0.3 business acquisition costs and $1.7 backlog amortization, classified as operating expenses.

Corporate

Business acquisition costs of $6.0 and $10.2 were classified as operating expenses in 2011 and 2010.  2010 results include $3.0 restructuring charges classified as operating expenses.  2009 results include $0.1 separation costs classified as operating expenses.

For further detail, see the reconciliations provided on page 71.

	September 30,
	2011	2010
Total assets assigned
Batesville	$246.5	$249.0
Process Equipment Group	847.8	558.1
Corporate	86.4	241.8
Total assets	$1,180.7	$1,048.9

Tangible long-lived assets
United States	$106.8	$96.2
Switzerland	11.0	10.6
All other foreign business units	2.8	2.8
Total property, net	$120.6	$109.6

16.    Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2011
Net revenue	$211.0	$230.0	$211.2	$231.2
Gross profit	91.2	101.9	86.1	90.7
Net income	27.1	33.0	22.5	23.5
Earnings per share - basic and diluted	0.44	0.53	0.36	0.38

Fiscal Year 2010
Net revenue	$161.5	$169.9	$205.8	$212.0
Gross profit	72.0	77.0	75.6	88.7
Net income	29.5	29.4	13.3	20.1
Earnings per share - basic and diluted	0.48	0.47	0.22	0.32

SCHEDULE II

HILLENBRAND, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009

		Additions
	Balance at	Charged to	Charged to		Deductions	Balance
	Beginning	Costs and	Other		Net of	at End
(in millions)	of Period	Expense	Accounts		Recoveries (a)	of Period

Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2011	$20.1	$1.2	$0.1	(b)	$(0.3)	$21.7
Year ended September 30, 2010	$17.3	$1.6	$1.3	(c)	$(0.1)	$20.1
Year ended September 30, 2009	$16.1	$1.3	$—		$(0.1)	$17.3

(a)   Reflects the write-off of specific receivables against recorded reserves.

(b)   Reflects opening reserve balances resulting from the acquisition of Rotex.

(c)   Reflects opening reserve balances resulting from the acquisition of K-Tron.

HILLENBRAND, INC.

RECONCILIATIONS

Reconciliation of Non-GAAP Measures
(in millions, except per share data)

	Fiscal Year ended September 30,
	2011		2010		2009

GAAP net income	$106.1		$92.3		$102.3
Antitrust litigation	1.3		5.0		2.2
Inventory step-up	2.8		11.6		—
Backlog step-up	0.8		1.7		—
Business acquisition	6.3		10.5		—
Sales tax adjustment	(0.8)		(4.7)		—
Restructuring	1.3		3.0		0.1
Income tax on adjustments	(4.0)		(7.8)		(0.8)
Net income - adjusted	$113.8		$111.6		$103.8

EPS - adjusted	$1.84		$1.80		$1.68

GAAP net income	$106.1		$92.3		$102.3
Interest income	(7.4)		(13.0)		(14.1)
Interest expense	11.0		4.2		2.1
Income tax expense	51.7		54.1		58.5
Depreciation and amortization	36.1		28.2		18.5
EBITDA	197.5		165.8		167.3

Antitrust litigation	1.3		5.0		2.2
Inventory step-up	2.8		11.6		—
Business acquisition	6.3		10.5		—
Sales tax adjustment	(0.8)		(4.7)		—
Restructuring	1.3		3.0		0.1
EBITDA - adjusted	$208.4		$191.2		$169.6

GAAP gross profit	$369.9	41.8%	$313.3	41.8%	$274.4	42.3%
Inventory step-up	2.8		11.6		—
Gross profit - adjusted	$372.7	42.2%	$324.9	43.4%	$274.4	42.3%

While we report financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we also provide a non-GAAP measure, Earnings Before Interest, Income Tax, Depreciation, and Amortization (“EBITDA”).  We have previously discussed our strategy to seek to prudently acquire selected manufacturing businesses that have a record of success and could benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use EBITDA, among other measures, to monitor our business performance.  While EBITDA is not in accordance with, nor is it a substitute for, a GAAP measure, we believe it enables investors to better understand the ongoing operating performance of the Company.  Investors should consider non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures and internal controls over financial reporting to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known on a timely basis to management and the Board of Directors.  No control system, no matter how well designed and operated, can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management, with the participation of our President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

On August 31, 2011, we completed our acquisition of Rotex Global, LLC, which includes its existing information systems and internal controls over financial reporting that existed when Rotex Global, LLC, was a separate privately-held company.  In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Rotex from our evaluation as permitted under existing SEC rules.  We are currently in the process of evaluating and integrating Rotex’s historical internal controls over financial reporting with ours.  We expect to complete this integration in fiscal 2012.

Other than the changes noted above, there have been no other changes to our internal controls over financial reporting. Management’s report on our internal control over financial reporting is included under Item 8 above.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Executive Officers of the Registrant.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2012 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2012 Proxy Statement, where such information is included under the heading “The Board of Directors and Committees.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2012 Proxy Statement, where such information is included under the headings “The Board of Directors and Committees,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2012 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2012 Proxy Statement, where such information is included under the heading “The Board of Directors and Committees.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2012 Proxy Statement, where such information is included under the heading “Proposal No. 3-Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 34.

(2) Financial Statement Schedule

The financial statement schedule on page 70 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

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
November 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ray J. Hillenbrand	Chairman of the Board	November 28, 2011
Ray J. Hillenbrand

/s/Kenneth A. Camp	President, Chief Executive Officer and Director	November 28, 2011
Kenneth A. Camp	(Principal Executive Officer)

/s/Cynthia L. Lucchese	Senior Vice President and Chief Financial Officer	November 28, 2011
Cynthia L. Lucchese	(Principal Financial Officer)

/s/Elizabeth E. Dreyer	Vice President – Controller and Chief Accounting	November 28, 2011
Elizabeth E. Dreyer	Officer (Principal Accounting Officer)

/s/W August Hillenbrand	Director	November 28, 2011
W August Hillenbrand

/s/Eduardo R. Menascẻ	Director	November 28, 2011
Eduardo R. Menasce

/s/James A. Henderson	Director	November 28, 2011
James A. Henderson

/s/William J. Cernugel	Director	November 28, 2011
William J. Cernugel

/s/Mark C. Deluzio	Director	November 28, 2011
Mark C. Deluzio

/s/Thomas H. Johnson	Director	November 28, 2011
Thomas H. Johnson

/s/Stuart A. Taylor II	Director	November 28, 2011
Stuart A. Taylor II

/s/F. Joseph Loughrey	Director	November 28, 2011
F. Joseph Loughrey

/s/Neil S. Novich	Director	November 28, 2011
Neil S. Novich

/s/Edward B. Cloues II	Director	November 28, 2011
Edward B. Cloues II

/s/Helen W. Cornell	Director	November 28, 2011
Helen W. Cornell

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

Exhibit 3.3		Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 1, 2010)

Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. National Bank Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010)

Exhibit 4.2		Form of Hillenbrand, Inc. 5.5% fixed rate 10 year global note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 9, 2010)

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

Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its non-CEO executive officers, including certain named executive officers (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form 10)

Exhibit 10.13	*	Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its non-CEO executive officers, including Kimberly K. Dennis

Exhibit 10.14	**

Form of Indemnity Agreement between Hillenbrand, Inc. and certain executive officers, including named executive officers (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10)

Exhibit 10.15	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)

Exhibit 10.16	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form 10)

Exhibit 10.17	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 10.18	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form 10)

Exhibit 10.19	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form 10)

Exhibit 10.20	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)

Exhibit 10.21

Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, and Citibank, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.22	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2009)

Exhibit 10.23	**	Employment Agreement dated as of October 27, 2008, between Hillenbrand, Inc. and Jan Santerre (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 6, 2009)

Exhibit 10.24	**	Employment Agreement dated as of November 3, 2008, between Hillenbrand, Inc. and Hinesh Patel (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed February 6,

2009)

Exhibit 10.25

Voting Agreement, dated as of January 8, 2010, by and among Hillenbrand, Inc., Krusher Acquisition Corp. and certain shareholders of K-Tron International, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 11, 2010)

Exhibit 10.26	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 1, 2010)

Exhibit 10.27

Letter Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and Forethought Financial Group, Inc. regarding Repurchase of Promissory Note and Redemption of Warrants (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2010)

Exhibit 10.28

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

Exhibit 10.30	**	Employment Agreement dated November 11, 2008 between K-Tron International, Inc. and Kevin C. Bowen (Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.31	**

Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement between Hillenbrand, Inc. and certain executive officers (Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.32	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.33	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.34	**

Form of Hillenbrand, Inc. Stock Incentive Plan Restricted Stock Agreement between Hillenbrand, Inc. and certain executive officers, including named officers (Incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.35	**

Form of Hillenbrand, Inc. Non-Qualified Stock Option Agreement between Hillenbrand, Inc. and certain executive officers, including named executive officers (Incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.36	*	Employment Agreement dated as of December 1, 2010 between Hillenbrand, Inc. and Elizabeth E. Dreyer

Exhibit 10.37	*	Employment Agreement dated as of March 31, 2011 between Batesville Services, Inc. and Kimberly K. Dennis

Exhibit 10.38

Securities Purchase Agreement dated as of August 4, 2011, by and among Hillenbrand, Inc., Rotex Global, LLC, and Rotex Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 5, 2011)

Exhibit 14.1		Code of Ethical Business Conduct (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.

Exhibit 23.1	*	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	***

The following materials from the Hillenbrand, Inc. Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income for the years ended September 30, 2011, 2010 and 2009, (ii) Consolidated Balance Sheet for the years ended September 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the years ended September 30, 2011, 2010 and 2009, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)3.
***

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.