Form 10-Q
period 2011-12-31
Hillenbrand, Inc.
filed 2012-02-01
CIK 1417398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

Commission File No. 001-33794

HILLENBRAND, INC.

(Exact name of registrant as specified in its charter)

Indiana (State of incorporation )	26-1342272 (I.R.S. Employer Identification No)

One Batesville Boulevard
Batesville, IN	47006
(Address of principal executive offices)	(Zip Code)

Telephone:  (812) 934-7500

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

As of January 27, 2012, 62,473,962 shares of the registrant’s no par common stock were outstanding.

HILLENBRAND, INC.

INDEX TO FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income for the Three Months Ended December 31, 2011 and 2010	3

	Consolidated Balance Sheets at December 31, 2011 and September 30, 2011	4

	Consolidated Statements of Cash Flow for the Three Months Ended December 31, 2011 and 2010	5

	Condensed Notes to Consolidated Financial Statements	6 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	21

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

SIGNATURES		23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101 Instance document
Exhibit 101 Schema document
Exhibit 101 Calculation linkbase document
Exhibit 101 Labels linkbase document
Exhibit 101 Presentation linkbase document
Exhibit 101 Definition linkbase document

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended
	December 31,
	2011	2010

Net revenue	$231.6	$211.0
Cost of goods sold	137.9	119.8
Gross profit	93.7	91.2
Operating expenses	60.3	49.1
Operating profit	33.4	42.1
Interest expense	(2.9)	(2.8)
Other income and expense	(0.5)	3.0
Income before income taxes	30.0	42.3
Income tax (benefit) expense	(1.3)	15.2
Net income	$31.3	$27.1

Earnings per share - basic and diluted	$0.50	$0.44

Weighted-average shares outstanding - basic and diluted	62.0	62.0

Cash dividends per share	$0.1925	$0.1900

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	December 31,	September 30,
	2011	2011
ASSETS
Current Assets
Cash and cash equivalents	$122.5	$115.5
Trade receivables, net	121.9	131.7
Inventories	90.0	83.7
Deferred income taxes	28.8	28.3
Other current assets	15.4	20.9
Total current assets	378.6	380.1
Property, plant and equipment, net	119.2	120.6
Intangible assets, net	324.1	332.8
Goodwill	297.6	300.0
Investments	15.6	17.4
Other assets	30.5	29.8
Total Assets	$1,165.6	$1,180.7

LIABILITIES
Current Liabilities
Trade accounts payable	$26.1	$30.5
Accrued compensation	19.7	36.6
Accrued customer rebates and advances	36.3	38.2
Other current liabilities	37.0	30.9
Total current liabilities	119.1	136.2
Long-term debt	431.5	431.5
Accrued pension and postretirement healthcare	110.3	108.5
Deferred income taxes	19.6	30.1
Other long-term liabilities	26.7	31.3
Total Liabilities	707.2	737.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value, 63.2 and 63.4 shares issued, 62.5 and 62.5 shares outstanding, 0.6 and 0.6 restricted	—	—
Additional paid-in capital	318.6	317.0
Retained earnings	201.5	182.7
Treasury stock, 0.7 and 0.9 shares	(14.5)	(17.1)
Accumulated other comprehensive loss	(47.2)	(39.5)
Total Shareholders’ Equity	458.4	443.1

Total Liabilities and Shareholders’ Equity	$1,165.6	$1,180.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flow (Unaudited)

(in millions)

	Three Months Ended
	December 31,
	2011	2010
Operating Activities
Net income	$31.3	$27.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12.2	8.7
Deferred income taxes	(9.6)	(1.5)
Interest income on Forethought note	—	(2.8)
(Gain) loss of equity method investments	0.1	(0.6)
Share-based compensation	5.3	2.5
Trade accounts receivable	9.3	(4.6)
Inventories	(6.7)	(2.9)
Other current assets	(1.5)	2.6
Trade accounts payable	(4.2)	(4.9)
Accrued expenses and other current liabilities	(15.8)	(11.9)
Income taxes payable	5.6	14.9
Defined benefit plan funding	(0.6)	(0.6)
Defined benefit plan expense	3.1	2.2
Other, net	(1.5)	(0.4)
Net cash provided by operating activities	27.0	27.8

Investing Activities
Capital expenditures	(4.2)	(3.5)
Return of investment capital from affiliates	—	1.7
Net cash used in investing activities	(4.2)	(1.8)

Financing Activities
Proceeds from revolving credit facilities	—	20.0
Payment of dividends on common stock	(11.9)	(11.7)
Cash paid for minimum tax withholding on common stock issuance	(2.6)	—
Other, net	0.9	—
Net cash (used in) provided by financing activities	(13.6)	8.3

Effect of exchange rates on cash and cash equivalents	(2.2)	3.3

Net cash flow	7.0	37.6

Cash and cash equivalents
At beginning of period	115.5	98.4
At end of period	$122.5	$136.0

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

(in millions, except share and per share data)

1.               Background and Basis of Presentation

Hillenbrand, Inc. is a global diversified industrial enterprise with two platforms that manufacture premium business-to-business products for a wide variety of industries.  Batesville is the leader in the North American funeral products industry, and Process Equipment Group is a recognized leader in the design and production of equipment and systems used in processing applications.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand, Inc. and its wholly owned subsidiaries.  These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (GAAP).  The unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the fiscal year ended September 30, 2011.  Certain prior period balances have been reclassified to conform to the current presentation.  In the opinion of management, these financial statements reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

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

2.               Summary of Significant Accounting Policies

The accounting policies used in preparing these financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which was filed with the SEC on November 28, 2011.  The following represent additions and changes to significant accounting policies in the previously filed Form 10-K.

Recently Adopted and Issued Accounting Standards

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820, Fair Value Measurement).  The new standard provides updates to measurement guidance and enhanced disclosure requirements.  The most significant change is an expansion of the information required for Level 3 measurements based on unobservable inputs.  The new disclosure requirements are effective for Hillenbrand in our second quarter beginning January 1, 2012.  We do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income.  This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The new disclosure requirements are effective for Hillenbrand in our fiscal year beginning October 1, 2012.

In September 2011, the FASB issued an accounting standards update titled Intangibles — Goodwill and Other:  Testing Goodwill for Impairment.  This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test.  This standard is effective for Hillenbrand for our fiscal year beginning

October 1, 2012, and early adoption is permitted.  We do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

3.               Business Acquisitions

We completed the acquisition of Rotex Global, LLC on August 31, 2011.  We have completed a preliminary purchase price allocation, and we do not expect the final allocation adjustments (primarily deferred income taxes) to be material to our financial statements.  There were no significant changes to the preliminary purchase price allocation as of December 31, 2011.

The financial information in the table below summarizes the combined results of operations for the Company, including Rotex for the three months ended December 31, 2010, on a pro forma basis, as though the companies were combined as of the beginning of the period presented.  The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations if the acquisition had actually taken place at the beginning of the period presented and should not be considered representative of future consolidated results of operations.

Three Months Ended December 31, 2010
Pro forma net revenue	$230.7
Pro forma net income	29.8
Pro forma diluted earnings per share	0.48

4.               Supplemental Balance Sheet Information

	December 31,	September 30,
	2011	2011

Trade accounts receivable reserves	$19.5	$21.7

Accumulated depreciation on property	$260.5	$256.2

Other intangible assets	$382.8	$384.2
Accumulated amortization	(58.7)	(51.4)
Other intangibles, net	$324.1	$332.8

Inventories:
Raw materials and components	$39.1	$36.0
Work in process	12.2	10.8
Finished goods	38.7	36.9
Total inventories	$90.0	$83.7

5.               Financing Receivables and Allowances for Credit Losses

As of December 31, 2011, Batesville had $7.8 of customer notes receivable, primarily representing long-term payment plans negotiated to collect unpaid balances.  These notes generally carry repayment terms up to five years and have a weighted-average interest rate of 4.9% at December 31, 2011.  The current portion of these notes ($4.5) is included in trade receivables and the long-term portion ($3.3) is included in other assets in the consolidated balance sheets.

We evaluate the recoverability of each note receivable quarterly and record allowances based upon the customer’s credit score, historical experience, and individual customer collection experience.  As of December 31, 2011, $2.7 of customer notes receivable were over 31 days past due.  Accordingly, we have established an allowance of $0.7 related to these notes with a gross balance of $2.2 as of December 31, 2011.   There has not been a significant change in the reserve during the periods presented.  Each quarter we perform a detailed review of all notes upon which a reserve was established to determine whether any amounts should be charged off.  Amounts are charged off when they are deemed to no longer be collectible.

6.               Financing Agreements

	December 31,	September 30,
	2011	2011
$400 revolving credit facility	$283.0	$283.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.5	148.5
Total long-term debt	$431.5	$431.5

As of December 31, 2011, we (i) had $6.7 outstanding letters of credit under the revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had $110.3 of remaining borrowing capacity available under the facility.  Under the Distribution Agreement with Hill-Rom Holdings, Inc., the ability to borrow against the facility for certain strategic transactions such as acquisitions may be limited.  The term of the revolving credit facility expires in March 2013.  During the three-month periods ended December 31, 2011 and 2010, the weighted average interest rates were 0.7%.

Our Swiss subsidiary maintains additional availability of $18.6 through local credit facilities collateralized by cash or real property.  As of December 31, 2011, there were no borrowings under these facilities, and availability was reduced by $5.2 for outstanding bank guarantees.  We had $12.0 additional outstanding letters of credit and bank guarantees with other financial institutions.

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

7.               Retirement Benefits

Defined Benefit Plans

	Three Months Ended
	December 31,
	2011	2010
Service costs	$1.5	$1.3
Interest costs	3.2	3.2
Expected return on plan assets	(3.4)	(3.8)
Amortization of unrecognized prior service costs, net	0.2	0.2
Amortization of net loss	1.4	1.0
Net pension costs	$2.9	$1.9

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.2 and $0.3 for the three months ended December 31, 2011 and 2010.

Defined Contribution Plans — Expenses related to our defined contribution plans were $1.8 and $1.6 for the three months ended December 31, 2011 and 2010.

8.               Income Taxes

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate:

	Three Months Ended December 31,
	2011	2010
Federal statutory rates	35.0%	35.0%
Adjustments resulting from the tax effect of:
Permanent reinvestment of unremitted earnings	(34.7)	—
State and income taxes, net of federal benefit	2.7	3.4
Foreign income tax rate differential	(2.1)	(0.9)
Domestic manufacturer’s deduction	(2.5)	(2.4)
Unrecognized tax benefits	(3.6)	0.4
Other, net	0.7	0.4
Effective income tax rate	(4.5)%	35.9%

In connection with the acquisition of K-Tron in April 2010, we recorded a deferred tax liability related to the historical earnings of its Swiss operations that would be subject to U.S. income taxes upon earnings repatriation.  With the acquisition of Rotex we identified the need to retain cash overseas to support the continued growth of the Process Equipment Group and we began developing a plan to integrate Rotex into our existing international structure.  As a result, during the three months ended December 31, 2011, we asserted the K-Tron historical earnings to be permanently reinvested.  Accordingly, a tax benefit of $10.4 was recognized during the period, representing the full release of the deferred tax liability.  As of December 31, 2011, U.S. federal and state income taxes have not been provided on accumulated undistributed earnings of substantially all of our foreign subsidiaries as these earnings are considered permanently reinvested.

The activity within our reserve for unrecognized tax benefits was:

Balance at September 30, 2011	$7.3
Additions for tax positions of prior years	0.1
Reductions in tax positions of prior years	(1.0)
Balance at December 31, 2011	$6.4

Other amounts accrued at December 31, 2011, for interest and penalties	$1.7

9.               Earnings per Share

At December 31, 2011 and 2010, potential dilutive effects of unvested time-based restricted stock units and stock options, representing approximately 2.2 million shares, were excluded from earnings per share as their effects were anti-dilutive. The dilutive effects of performance-based stock awards will be included in diluted net earnings per share when the related performance criteria are met.  At December 31, 2011 and 2010, potential dilutive effects representing approximately 1.8 million and 1.6 million shares were excluded from the computation of dilutive earnings per share as the related performance criteria were not met, although we expect to meet various levels of criteria in the future. There was no significant difference in basic and diluted earnings per share and average shares outstanding as a result of dilutive equity awards for the three- month periods ended December 31, 2011 and 2010.

10.         Shareholders’ Equity

During the three months ended December 31, 2011, we paid $11.9 of cash dividends and retired 0.2 million shares of stock.

11.         Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income, net of tax, were:

	Three Months Ended
	December 31,
	2011	2010
Net income	$31.3	$27.1
Change in currency translation adjustment	(6.6)	9.8
Change in pension and postretirement	0.1	0.8
Change in net unrealized gains (losses) on derivative instruments	(0.1)	(0.1)
Change in net unrealized gains (losses) on available-for-sale securities	(1.1)	0.3
Comprehensive income	$23.6	$37.9

The components of accumulated other comprehensive loss, net of tax, were:

	December 31,	September 30,
	2011	2011
Currency translation adjustment	$13.8	$20.4
Pension and postretirement	(60.4)	(60.5)
Net unrealized loss on derivative instruments	0.1	0.2
Net unrealized gain on available-for-sale securities	(0.7)	0.4
Accumulated other comprehensive loss	$(47.2)	$(39.5)

The cumulative foreign currency translation decrease was the result of the strengthening U.S. dollar compared to the Swiss Franc and Euro during the three months ended December 31, 2011.

12.         Share-Based Compensation

	Three Months Ended
	December 31,
	2011	2010

Share-based compensation costs	$5.3	$2.5
Income tax benefit	2.0	0.9
Share-based compensation costs, net of tax	$3.3	$1.6

During the three months ended December 31, 2011, we made the following grants:

Number of Units
Stock options	504,440
Time-based stock awards	2,214
Performance-based stock awards (maximum that can be earned)	662,051

Stock options granted had a weighted average exercise price of $22.26, and our time-based stock awards and performance-based stock awards had a weighted average grant date fair value of $18.62 and $22.26 for the three-month period ended December 31, 2011.

13.         Commitments and Contingencies

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

The Federal District Court for the Southern District of Texas denied class certification on March 26, 2009, and ultimately dismissed the lawsuit on September 24, 2010, concluding that “plaintiffs shall take nothing by their suit.”  Currently, the FCA Action is on appeal to the Fifth Circuit Court of Appeals.  Plaintiffs have appealed both the District Court’s order of dismissal and the order denying class certification.  The parties have submitted all appellate briefs, and the Court of Appeals heard oral argument from the parties on December 5, 2011.  The Court of Appeals has not yet issued its ruling affirming or reversing the District Court.

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

As of December 31, 2011, we had incurred approximately $29.2 in cumulative legal and related costs associated with the FCA Action since its inception.

Matthews Litigation

In August 2010, the York Group, Inc., Milso Industries Corporation, and Matthews International Corporation (collectively the plaintiffs) filed a lawsuit against Scott Pontone and Batesville Casket Company, Inc. in the United States District Court, Western District of Pennsylvania, which was subsequently amended by the plaintiffs in February 2011 to include two additional defendants, Harry Pontone and Pontone Casket Company, LLC (the Litigation).  The Litigation arises, in part, as a result of a Marketing Consulting Agreement entered into between Batesville and Pontone Casket Company effective June 24, 2010, and Batesville’s hiring of two former employees of certain plaintiff entities in June 2010.  Scott Pontone provides consulting services to Batesville pursuant to the Marketing Consulting Agreement entered into between Batesville and Pontone Casket Company.  The plaintiffs allege that Scott Pontone and Harry Pontone breached contractual and business obligations with the plaintiffs and that Batesville induced certain of those breaches as part of its sales initiatives in the New York metropolitan area.

The plaintiffs claim that they have lost revenue and will lose future revenue in the New York metropolitan area, although the amount of those alleged damages is unspecified.  The plaintiffs seek to: (i) recover compensatory damages, punitive damages, attorneys’ fees and costs; and (ii) enjoin certain activities by Harry Pontone, Scott Pontone,  Pontone Casket Company, and Batesville and its employees in the New York metropolitan area.  The plaintiffs had originally moved for a preliminary injunction, but withdrew that request after expedited discovery.  No trial date has been set, and the parties are engaged in ongoing motions practice and discovery.   A hearing on a motion to dismiss for lack of subject matter jurisdiction filed by the Pontone defendants is scheduled for February 3, 2012.

The Company believes it acted lawfully and intends to defend this matter vigorously.  The Company does not believe, based on currently available information, that the outcome of this lawsuit will have a material adverse effect on the Company’s financial condition and liquidity.  If the plaintiffs prevail at trial, however, the outcome could be materially adverse to the Company’s operating results or cash flow for the particular period, depending, in part, upon the operating results or cash flow for such period.

14.         Fair Value Measurements

	Carrying
	Value at	Fair Value at December 31, 2011
	December 31,	Using Inputs Considered as:
	2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$122.5	$122.5	$—	$—
Equity investments	1.9	0.9	—	1.0
Investments in rabbi trust	5.4	5.4	—	—
Derivative instruments	0.1	—	0.1	—

Liabilities:
Revolving credit facility	283.0	—	278.8	—
$150 senior unsecured notes	148.5	155.7	—	—

There were no changes in the fair value of measurements using significant unobservable inputs during the quarter.

15.         Segment and Geographical Information

While we report financial results in accordance with accounting principles generally accepted in the U.S. (GAAP), we also provide Earnings Before Interest, Income Tax, Depreciation, and Amortization (EBITDA).

	Three Months Ended December 31,
	2011	2010
Net revenue
Batesville	$145.9	$159.9
Process Equipment Group	85.7	51.1
Total	$231.6	$211.0

Gross profit
Batesville	$57.8	$68.4
Process Equipment Group	35.9	22.8
Total	$93.7	$91.2

Operating profit (loss)
Batesville	$34.3	$42.6
Process Equipment Group	8.1	6.9
Corporate	(9.0)	(7.4)
Total	$33.4	$42.1

EBITDA
Batesville	$37.8	$46.5
Process Equipment Group	16.0	10.5
Corporate	(8.9)	(6.5)
Total	$44.9	$50.5

Net revenue (1)
United States	$199.3	$178.7
Canada	11.2	11.3
Switzerland	17.8	18.3
All other foreign business units	3.3	2.7
Total	$231.6	$211.0

(1)          Revenue is attributed to a geography based upon the location of the business unit that consummated the external sale.

	December 31, 2011	September 30, 2011
Total assets
Batesville	$240.3	$246.5
Process Equipment Group	833.2	847.8
Corporate	92.1	86.4
Total	$1,165.6	$1,180.7

Tangible long-lived assets
United States	$105.5	$106.8
Switzerland	10.8	11.0
All other foreign business units	2.9	2.8
Total	$119.2	$120.6

The following schedule reconciles consolidated EBITDA to consolidated net income.

	Three Months Ended December 31,
	2011	2010
GAAP net income	$31.3	$27.1
Interest income	(0.2)	(3.3)
Interest expense	2.9	2.8
Income tax expense	(1.3)	15.2
Depreciation and amortization	12.2	8.7
EBITDA	$44.9	$50.5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This is not an exhaustive list.  Our intent is to provide examples of how readers might identify forward-looking statements.  The absence of any of these words, however, does not mean that the statement is not forward-looking.

Here is the key point: Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those set forth in forward-looking statements.  Any number of factors — many of which are beyond our control — could cause our performance to differ significantly from what is described in the forward-looking statements.

For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of the Form 10-K for the year ended September 30, 2011, and Part II, Item 1A, of this Form 10-Q.  We assume no obligation to update or revise any forward-looking statements.

Executive Overview

(in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the three months ended December 31, 2011 to the three months ended December 31, 2010.  We begin the discussion at a consolidated level and provide separate detail about Batesville, Process Equipment Group, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures exclude the tax benefit of the international integration, long-term incentive compensation related to the international integration, backlog amortization, antitrust litigation, business acquisition costs, and sales tax adjustments, as well as the related income tax.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

We use this information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.  The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items.  Finally, the Company believes it provides a higher degree of transparency of certain items.

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

The non-GAAP operating performance measures are discussed on page 18.

Consolidated

	Three Months Ended December 31,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$231.6	100.0	$211.0	100.0
Gross profit	93.7	40.5	91.2	43.2
Operating expenses	60.3	26.0	49.1	23.3
Operating profit	33.4	14.4	42.1	20.0
Interest expense	(2.9)	1.3	(2.8)	1.3
Other income and expense	(0.5)	0.2	3.0	1.4
Income taxes	(1.3)	0.6	15.2	7.2
Net income	$31.3		$27.1

•                  Consolidated revenue increased 10% ($20.6) to $231.6, and 9% on a constant currency basis.  The revenue increase was largely due to the Rotex acquisition completed in August 2011, as well as an increase in existing Process Equipment Group revenue, offset by volume declines in the Batesville business platform.  Batesville’s revenue was $145.9, a decrease of $14.0 (9%).  Process Equipment Group’s revenue increased 68% ($34.6) to $85.7, and 65% on a constant currency basis.

•                  Gross profit margin was 40.5% compared to 43.2%, a decline of 270 basis points.

•                  Batesville’s gross profit margin was 39.6%, a 320 basis point decline, largely due to lower volume and to a lesser extent, the increased price of steel and fuel.

•                  Process Equipment Group’s gross profit margin was 41.9%, a 270 basis point decline. The decline was primarily due to higher large systems sales in the quarter, which typically include more outsourced components.  Additionally, the prior year’s quarter included a number of equipment upgrades as customers invested to improve efficiencies coming out of the economic downturn.

•                  Operating expenses as a percentage of sales increased to 26.0% from 23.3% in the prior year, almost entirely driven by the backlog amortization of $2.5 at Rotex and $2.2 of additional long-term incentive compensation related to the international integration (described more fully in Item 1, Note 8).  Absent these charges, our operating expense to sales ratio improved at both of the business platforms.

•                  The vesting of our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  As such, the tax benefit from the international integration created $2.2 of additional expense related to performance-based stock awards.

•                  Other income and expense decreased $3.5 largely due to the full collection of the Forethought Note in April 2011.

•                  A tax benefit of $10.4 was recognized due to the determination that certain international earnings that were previously expected to be repatriated will now be permanently reinvested.  This resulted in a 4.5% tax benefit compared to 35.9% tax expense in the prior year.  (See Item 1, Note 8 for details.)

Batesville

	Three Months Ended December 31,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$145.9	100.0	$159.9	100.0
Gross profit	57.8	39.6	68.4	42.8
Operating expenses	23.5	16.1	25.8	16.1
Operating profit	34.3	23.5	42.6	26.6

•                  Revenue decreased by $14.0 (9%) largely due to an 11% decline ($14.6) in burial unit volume. We believe this volume decrease was largely attributable to lower total deaths and an above average increase in cremation rates resulting in fewer burials year over year.  Additionally, many customers chose to buy in advance of the annual price increase that became effective in October.  This volume decrease was partially offset by a modest increase in the average selling price that contributed $0.7 to revenue.

•                  Gross profit decreased $10.6 (15%) primarily due to volume (12%) and to a lesser extent by higher commodity costs (3%), particularly fuel and steel.

•                  Batesville’s ratio of operating expenses to sales was flat on a GAAP basis.  On an adjusted basis, the ratio improved by 100 basis points, from 16.3% in the prior year to 15.3%, given the impact of the long-term incentive compensation related to the international integration, sales tax recoveries in the prior year, and a modest increase in antitrust litigation expense.  Management continues to challenge its cost structure to offset declining volumes and effectively reduced compensation and benefit expenses by over $4 in the first quarter.

Process Equipment Group

	Three Months Ended December 31,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$85.7	100.0	$51.1	100.0
Gross profit	35.9	41.9	22.8	44.6
Operating expenses	27.8	32.4	15.9	31.1
Operating profit	8.1	9.5	6.9	13.5

•                  Revenue increased by 68% ($34.6) and 65% ($33.4) on a constant currency basis.  Revenue was positively impacted by the Rotex acquisition in August 2011, as well as growth in existing Process Equipment Group revenue.

•                  Future revenue associated with Process Equipment Group is influenced by order backlog.  There is a lead time involved in manufacturing specialized equipment and parts for customers.  Backlog can be an indicator of future revenue; however, it may not include many projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, and customer delivery dates can create unusual fluctuations in backlog and revenue.  Backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.  Based upon new orders accepted, less orders completed and shipped during the first quarter of 2012, Process Equipment Group’s backlog increased from $119.0 on September 30, 2011, to $128.5 on December 31, 2011.

•                  Process Equipment Group’s gross profit margin was 41.9%, a 270 basis point decline. The decline was primarily due to higher large systems sales in the quarter, which typically include more outsourced components.  Additionally, the prior year’s quarter included a number of equipment upgrades as customers invested to improve efficiencies coming out of the economic downturn.  For the balance of the year, we expect gross profit margins to be slightly below the prior year as revenue associated with systems sales continues to grow.

•                  Operating expenses as a percentage of sales increased by 130 basis points primarily due to $2.5 of backlog amortization and $1.2 of intangible amortization related to the Rotex acquisition.  The value of the backlog was recorded as an asset at the time of acquisition and subsequently expensed when the related revenue was recognized.  No further backlog amortization will be recognized related to the Rotex acquisition.  On an adjusted basis (excluding the impact of long-term incentive compensation related to the international integration and backlog amortization), the operating expense to sales ratio was 29.3%, a 160 basis point improvement over the prior year.

Corporate

	Three Months Ended December 31,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Operating expenses, excluding business acquisition costs and long-term incentive compensation related to the international integration	$7.3	3.2	7.2	3.4
Long-term incentive compensation related to the international integration	1.2	0.5	—	—
Business acquisition costs	0.5	0.2	0.2	0.1
Operating expenses	$9.0	3.9	$7.4	3.5

Operating expenses excluding business acquisition costs and long-term incentive compensation related to the international integration increased $0.1 (1%) over the prior year.  Total corporate operating expenses as a percentage of sales increased from 3.5% to 3.9%.  Excluding the impact of business acquisition costs and long-term incentive compensation related to the international integration, the operating expense to sales ratio improved by 20 basis points to 3.2% from 3.4% in the prior year.

Non-GAAP Operating Performance Measures

The following are reconciliations from our GAAP net income, diluted earnings per share, and EBITDA to our non-GAAP adjusted net income, adjusted earnings per share, and adjusted EBITDA as well as a reconciliation from GAAP net income to EBITDA.  These non-GAAP measures exclude the tax benefit of the international integration, long-term incentive compensation related to the international integration, backlog amortization, antitrust litigation, business acquisition costs, and sales tax adjustments, as well as the related income tax.

	Three Months Ended
	December 31,
	2011	2010

GAAP net income	$31.3	$27.1
Tax benefit of the international integration	(10.4)	—
Long-term incentive compensation related to the international integration	2.2	—
Backlog amortization	2.5	—
Antitrust litigation	0.4	0.3
Business acquisition	0.5	0.3
Sales tax adjustment	—	(0.6)
Income tax on adjustments	(1.8)	—
Net income — adjusted	$24.7	$27.1

EPS — adjusted	$0.40	$0.44

GAAP net income	$31.3	$27.1
Interest income	(0.2)	(3.3)
Interest expense	2.9	2.8
Income tax expense	(1.3)	15.2
Depreciation and amortization	12.2	8.7
EBITDA	44.9	50.5
Long-term incentive compensation related to the international integration	2.2	—
Antitrust litigation	0.4	0.3
Business acquisition	0.5	0.3
Sales tax adjustment	—	(0.6)
EBITDA - adjusted	$48.0	$50.5

Liquidity and Capital Resources

We believe the ability to generate cash is critical to the value of the Company.  In this section, we tell you about the ability to generate and access cash to meet business needs.  We will describe actual results in generating and utilizing cash by comparing the first three months of fiscal year 2012 to the same period last year.  We will also talk about any significant trends to help you understand how this could impact us going forward.

We will tell you about how we see operating, investing, and financing cash flow being affected for the next 12 months.  While it is not a certainty, we will tell you where we think the cash will come from and how we intend to use it.  We will also talk about significant risks or possible changes that could change those expectations.   Finally, we will tell you about other significant matters that could affect liquidity on an ongoing basis.

	Three Months Ended December 31,
	2011	2010
Cash flow provided by (used in):
Operating activities	$27.0	$27.8
Investing activities	(4.2)	(1.8)
Financing activities	(13.6)	8.3
Effect of exchange rate changes on cash and cash equivalents	(2.2)	3.3
Increase in cash and cash equivalents	$7.0	$37.6

Cash used in investing activities increased $2.4 due to a decrease in return of investment capital from our limited partnership investments.  Cash used in financing activities increased $21.9 as a result of a draw on the revolving credit facility in fiscal year 2011.

We increased our quarterly dividend to $0.1925 per common share from $0.1900 paid during fiscal year 2011.  We plan to continue to pay quarterly cash dividends at this rate throughout fiscal year 2012, which will require about $11.9 each quarter.

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

The cash at our foreign subsidiaries totaled $88.2 at December 31, 2011.  The majority of these funds ($84.7) represent earnings that are considered to be permanently reinvested  to support the growth strategies of our foreign subsidiaries.  We expect that our available borrowing capacity combined with cash flow expected from existing business will be sufficient to fund operating requirements in the U.S.

Other Liquidity Matters

As of December 31, 2011, we: (i) had $6.7 in outstanding letters of credit under our revolving credit facility,  (ii) were in compliance with all covenants set forth in the credit agreement, and (iii) had complete access to the remaining $110.3 of borrowing capacity available under the revolving credit facility.  In addition, we have approximately $18.6 of available credit under our Swiss facilities.  We have no other significant changes to report to the discussion included in our previously filed Form 10-K for the year ended September 30, 2011.

We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.

Under the Distribution Agreement with Hill-Rom, the ability to borrow against the revolving credit facility for certain strategic transactions such as acquisitions may be limited.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations or Contingent Liabilities and Commitments

There were no significant changes to our contractual obligations or contingent liabilities and commitments during the three months ended December 31, 2011.

Critical Accounting Estimates

There were no significant changes to this information during the three months ended December 31, 2011, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2011.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Form 10-Q.

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended September 30, 2011.

Item 4.                  CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the Certifying Officers), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011.  There have been no other material changes to the risk factors described in that report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended December 31, 2011.

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

HILLENBRAND, INC.

Date: February 1, 2012	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

Date: February 1, 2012	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	Instance document
Exhibit 101.SCH**	Schema document
Exhibit 101.CAL**	Calculation linkbase document
Exhibit 101.LAB**	Labels linkbase document
Exhibit 101.PRE**	Presentation linkbase document
Exhibit 101.DEF**	Definition linkbase document

*	Filed herewith.
**

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.