Form 10-Q
period 2012-03-31
Hillenbrand, Inc.
filed 2012-05-07
CIK 1417398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

Commission File No. 001-33794

HILLENBRAND, INC.

(Exact name of registrant as specified in its charter)

Indiana	26-1342272
(State of incorporation )	(I.R.S. Employer Identification No)

One Batesville Boulevard
Batesville, IN	47006
(Address of principal executive offices)	(Zip Code)

Telephone:  (812) 934-7500

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

The registrant had 62,590,266 shares of common stock, no par value per share, outstanding as of May 2, 2012.

HILLENBRAND, INC.

INDEX TO FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income for the Three and Six Months Ended March 31, 2012 and 2011	3

	Consolidated Balance Sheets at March 31, 2012, and September 30, 2011	4

	Consolidated Statements of Cash Flow for the Six Months Ended March 31, 2012 and 2011	5

	Condensed Notes to Consolidated Financial Statements	6 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4.	Controls and Procedures	23

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

SIGNATURES

Exhibit 10.1	Employment Agreement, dated as of January 30, 2012, between Hillenbrand, Inc. and Scott P. George
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101	Instance document
Exhibit 101	Schema document
Exhibit 101	Calculation linkbase document
Exhibit 101	Labels linkbase document
Exhibit 101	Presentation linkbase document
Exhibit 101	Definition linkbase document

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net revenue	$259.7	$230.0	$491.3	$441.0
Cost of goods sold	155.4	128.1	293.3	247.9
Gross profit	104.3	101.9	198.0	193.1
Operating expenses	60.5	54.1	120.8	103.2
Operating profit	43.8	47.8	77.2	89.9
Interest expense	2.8	2.9	5.7	5.7
Other income (expense)	(0.3)	5.6	(0.8)	8.6
Income before income taxes	40.7	50.5	70.7	92.8
Income tax expense	13.3	17.5	12.0	32.7
Net income	$27.4	$33.0	$58.7	$60.1

Basic earnings per share	$0.44	$0.53	$0.95	$0.97
Diluted earnings per share	$0.44	$0.53	$0.94	$0.97
Weighted average shares outstanding — basic	62.2	62.1	62.1	62.0
Weighted average shares outstanding — diluted	62.6	62.1	62.4	62.0

Cash dividends per share	$0.1925	$0.1900	$0.3850	$0.3800

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	March 31,	September 30,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$60.1	$115.5
Trade receivables, net	134.5	131.7
Inventories	91.5	83.7
Deferred income taxes	23.0	28.3
Other current assets	28.8	20.9
Total current assets	337.9	380.1
Property, plant and equipment, net	116.2	120.6
Intangible assets, net	321.3	332.8
Goodwill	300.6	300.0
Other assets	45.9	47.2
Total Assets	$1,121.9	$1,180.7

LIABILITIES
Current Liabilities
Revolving credit facility	$199.0	$—
Trade accounts payable	29.1	30.5
Accrued compensation	27.2	36.6
Other current liabilities	76.2	69.1
Total current liabilities	331.5	136.2
Long-term debt, less current portion	148.6	431.5
Accrued pension and postretirement healthcare	111.1	108.5
Deferred income taxes	18.5	30.1
Other long-term liabilities	26.0	31.3
Total Liabilities	635.7	737.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value, 63.2 and 63.4 shares issued, 62.6 and 62.5 shares outstanding, 0.6 and 0.6 restricted	—	—
Additional paid-in capital	320.2	317.0
Retained earnings	216.8	182.7
Treasury stock, 0.6 and 0.9 shares	(12.5)	(17.1)
Accumulated other comprehensive loss	(38.3)	(39.5)
Total Shareholders’ Equity	486.2	443.1

Total Liabilities and Shareholders’ Equity	$1,121.9	$1,180.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flow (Unaudited)

(in millions)

	Six Months Ended
	March 31,
	2012	2011
Operating Activities
Net income	$58.7	$60.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21.7	17.3
Deferred income taxes	(5.8)	(3.4)
Interest income on Forethought note	—	(5.8)
(Gain) loss of equity method investments	(0.4)	(3.0)
Share-based compensation	6.9	6.2
Trade accounts receivable	(2.3)	(9.2)
Inventories	(7.5)	(4.3)
Other current assets	(5.7)	2.8
Trade accounts payable	(1.5)	(1.9)
Accrued expenses and other current liabilities	(4.7)	(8.2)
Income taxes payable	(4.4)	(0.7)
Defined benefit plan funding	(1.2)	(1.3)
Defined benefit plan expense	6.3	4.6
Net cash provided by operating activities	60.1	53.2

Investing Activities
Capital expenditures	(8.1)	(8.4)
Proceeds from redemption and sales of auction rate securities and investments	—	12.4
Return of investment capital from affiliates	—	2.6
Net cash (used in) provided by investing activities	(8.1)	6.6

Financing Activities
Proceeds from revolving credit facilities	—	20.0
Repayments on revolving credit facilities	(84.0)	—
Payment of dividends on common stock	(23.8)	(23.5)
Other, net	—	0.7
Net cash used in financing activities	(107.8)	(2.8)

Effect of exchange rates on cash and cash equivalents	0.4	4.9

Net cash flow	(55.4)	61.9

Cash and cash equivalents
At beginning of period	115.5	98.4
At end of period	$60.1	$160.3

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

(in millions, except share and per share data)

1.               Background and Basis of Presentation

Hillenbrand, Inc. is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  Hillenbrand has two business platforms, Batesville and the Process Equipment Group.  Batesville is a recognized leader in the North American funeral products industry, and the Process Equipment Group is a recognized leader in the design and production of equipment and systems used in processing applications.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities as of the dates presented.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, the establishment of reserves related to customer rebates, allowance for doubtful accounts, warranties, early-pay discounts, inventories, income taxes, accrued litigation, self-insurance, and progress toward achievement of performance criteria under the incentive compensation programs.

2.               Summary of Significant Accounting Policies

The accounting policies used in preparing these financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on November 28, 2011.  The following represent additions and changes to significant accounting policies in the Form 10-K.

Recently Adopted and Issued Accounting Standards

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820, Fair Value Measurement).  The new standard provides updates to measurement guidance and enhanced disclosure requirements.  The most significant change is an expansion of the information required for Level 3 measurements based on unobservable inputs.  The new disclosure requirements were effective for Hillenbrand beginning January 1, 2012.  The adoption of this standard did not have a significant impact on our consolidated financial statements for the period presented.

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income.  This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements.  Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative.  The new disclosure requirements will be effective for Hillenbrand in our fiscal year beginning October 1, 2012.  As the new standard relates to presentation only, we do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued an accounting standards update titled Intangibles — Goodwill and Other:  Testing Goodwill for Impairment.  This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skipping the two-step impairment test.  This standard will be effective for Hillenbrand for our fiscal year beginning October 1, 2012, and early adoption is permitted.  We do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

3.               Business Acquisitions

We completed the acquisition of Rotex Global, LLC, on August 31, 2011.  We have recorded the identifiable assets acquired and liabilities assumed at their fair values on the acquisition date and do not expect final adjustments (primarily deferred income taxes) to be material to our financial statements.  There have been no significant changes during fiscal 2012 to the fair values of assets acquired and liabilities assumed.

The financial information in the table below summarizes the combined results of operations for the Company, including Rotex for the three and six months ended March 31, 2011, on a pro forma basis, as though the companies were combined as of the beginning of the period presented.  The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations if the acquisition had actually taken place at the beginning of the period presented and should not be considered representative of future consolidated results of operations.

	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011
Pro forma net revenue	$253.1	$483.9
Pro forma net income	36.1	65.6
Pro forma diluted earnings per share	0.58	1.06

4.               Supplemental Balance Sheet Information

	March 31,	September 30,
	2012	2011

Trade accounts receivable reserves	$21.9	$21.7

Accumulated depreciation on property, plant, and equipment	$260.6	$256.2

Accumulated amortization on intangible assets	$63.2	$51.4

Inventories:
Raw materials and components	$41.8	$36.0
Work in process	12.1	10.8
Finished goods	37.6	36.9
Total inventories	$91.5	$83.7

5.               Financing Receivables and Allowances for Credit Losses

As of March 31, 2012, Batesville had $7.0 of customer notes receivable, primarily representing long-term payment plans negotiated to collect unpaid balances.  These notes generally carry repayment terms of up to five years and had a weighted-average interest rate of 5.2% at March 31, 2012.  The current portion of these notes ($4.1) is included in trade receivables, and the long-term portion ($2.9) is included in other assets in the consolidated balance sheet at March 31, 2012.

We evaluate the recoverability of each note receivable quarterly and record allowances based upon the customer’s credit score, historical experience, and individual customer collection experience.  As of March 31, 2012, $2.8 of customer notes receivable were over 31 days past due.  Accordingly, we have established an allowance of $0.7 related to these notes, with a gross balance of $2.2 as of March 31, 2012.   There has not been a significant change in the reserve for doubtful accounts during the periods presented.  Each quarter we perform a detailed review of all notes to determine whether any amounts should be charged off.  Amounts are charged off when they are deemed to no longer be collectible.

6.               Financing Agreements

	March 31,	September 30,
	2012	2011
$ 400 revolving credit facility (excludes outstanding letters of credit)	$199.0	$283.0
$ 150 senior unsecured notes, due July 15, 2020, net of discount	148.6	148.5
Less current	(199.0)	—
Total long-term debt	$148.6	$431.5

As of March 31, 2012, we (i) had $6.7 outstanding letters of credit under the revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement for the credit facility, and (iii) had $194.3 of remaining borrowing capacity available under the credit facility.  Under the Distribution Agreement with Hill-Rom Holdings, Inc., our ability to borrow using the credit facility for certain strategic transactions such as acquisitions may be limited.  The term of the revolving credit facility expires in March 2013; therefore, the full amount outstanding under the facility has been classified as a current liability.  We plan to enter into a new revolving credit facility agreement prior to the termination of the current facility.  The weighted-average interest rate was 0.7% for the three- and six-month periods ended March 31, 2012 and 2011.

As of March 31, 2012, our Swiss subsidiary maintained additional availability of $19.4 through local credit facilities collateralized by cash or real property.  There were no borrowings under these facilities as of March 31, and availability was reduced by $7.5 for outstanding bank guarantees.  We had $9.3 additional outstanding letters of credit and bank guarantees with other financial institutions and restricted cash of $1.3 at March 31, 2012.

On July 9, 2010, we issued $150.0 fixed-rate senior unsecured notes due July 15, 2020 (the Notes).  The Notes bear interest at a fixed rate of 5.5%, payable semi-annually in arrears commencing January 15, 2011.  The Notes were issued at an original issue discount of $1.6, which is being amortized to interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.  Deferred financing costs of $2.1 are being amortized to interest expense over the term of the Notes.

7.               Retirement Benefits

Defined Benefit Plans

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Service costs	$1.5	$1.4	$3.0	$2.7
Interest costs	3.1	3.2	6.3	6.4
Expected return on plan assets	(3.3)	(3.8)	(6.7)	(7.6)
Amortization of unrecognized prior service costs, net	0.2	0.2	0.4	0.4
Amortization of net loss	1.5	1.0	2.9	2.0
Net pension costs	$3.0	$2.0	$5.9	$3.9

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.2 and $0.4 for the three months ended March 31, 2012 and 2011, and $0.4 and $0.7 for the six months ended March 31, 2012 and 2011.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.1 and $1.7 for the three months ended March 31, 2012 and 2011, and $3.9 and $3.3 for the six months ended March 31, 2012 and 2011.

8.               Income Taxes

The following is a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate:

	Three Months Ended		Six Months Ended
	March 31		March 31,
	2012	2011	2012	2011
Federal statutory rates	35.0%	35.0%	35.0%	35.0%
Adjustments:
Permanent reinvestment of unremitted earnings	—	—	(15.5)	—
State and local income taxes, net of federal benefit	2.4	3.3	2.5	3.3
Foreign income tax rate differential	(2.3)	(1.4)	(2.2)	(1.2)
Domestic manufacturer’s deduction	(2.5)	(2.4)	(2.5)	(2.4)
Unrecognized tax benefits	(0.7)	(0.2)	(0.9)	0.4
Other, net	0.8	0.4	0.6	0.1
Effective income tax rate	32.7%	34.7%	17.0%	35.2%

In connection with the acquisition of K-Tron in April 2010, we recorded a deferred tax liability related to the historical earnings of its Swiss operations that would be subject to U.S. income taxes upon earnings repatriation.  With the acquisition of Rotex, we identified the need to retain cash overseas to support the continued growth of the Process Equipment Group and began developing a plan to integrate Rotex into our existing international structure.  As a result, during the first quarter of fiscal 2012, we asserted the K-Tron historical earnings to be permanently reinvested.  Accordingly, a tax benefit of $10.4 was recognized, representing the full release of the deferred tax liability.  During the period ended March 31, 2012, we completed the plan of integrating Rotex into our existing international structure.  As of March 31, 2012, U.S. federal and state income taxes have not been provided on accumulated undistributed earnings of substantially all our foreign subsidiaries, as these earnings are considered permanently reinvested.

The activity within our reserve for unrecognized tax benefits was:

Balance at September 30, 2011	$7.3
Additions for tax positions for the current year	0.1
Additions for tax positions of prior years	0.1
Reductions in tax positions of prior years	(1.5)
Settlements	(0.5)
Balance at March 31, 2012	$5.5

Other amounts accrued at March 31, 2012, for interest and penalties	$1.6

9.               Earnings Per Share

At March 31, 2012 and 2011, potential dilutive effects of 1.7 million and 2.0 million shares relating to unvested time-based restricted stock units and stock options were excluded from the computation of earnings per share as their effects were anti-dilutive.  At March 31, 2012 and 2011, potential dilutive effects of 1.8 million and 1.6 million shares relating to unvested performance-based stock awards were excluded from the computation of diluted earnings per share as the related performance period is not yet complete.  The effects of these performance-based shares will be dilutive in the future to the extent various levels of  performance criteria are met .

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in millions)	2012	2011	2012	2011
Net income — basic and diluted	$27.4	$33.0	$58.7	$60.1
Weighted average shares outstanding — basic	62.2	62.1	62.1	62.0
Effect of dilutive stock options and unvested time-based restricted stock awards	0.4	—	0.3	—
Weighted average shares outstanding — diluted	62.6	62.1	62.4	62.0

10.         Shareholders’ Equity

During the six months ended March 31, 2012, we paid $23.8 of cash dividends and retired 0.2 million shares of stock that were issued in connection with our performance-based stock awards.

11.         Comprehensive Income and Accumulated Other Comprehensive Loss

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$27.4	$33.0	$58.7	$60.1
Change in currency translation adjustment	7.9	4.5	1.3	14.3
Change in pension and postretirement	1.1	0.7	1.2	1.5
Change in net unrealized gains (losses) on derivative instruments	(0.3)	(0.2)	(0.4)	(0.3)
Change in net unrealized gains (losses) on available-for-sale securities	0.2	(0.2)	(0.9)	0.1
Comprehensive income	$36.3	$37.8	$59.9	$75.7

	March 31,	September 30,
	2012	2011
Currency translation adjustment	$21.7	$20.4
Pension and postretirement	(59.3)	(60.5)
Net unrealized gain (loss) on derivative instruments	(0.2)	0.2
Net unrealized gain (loss) on available-for-sale securities	(0.5)	0.4
Accumulated other comprehensive loss	$(38.3)	$(39.5)

12.         Share-Based Compensation

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Share-based compensation costs	$1.6	$3.7	$6.9	$6.1
Less income tax benefit	0.5	1.4	2.5	2.3
Share-based compensation costs, net of tax	$1.1	$2.3	$4.4	$3.8

During the six months ended March 31, 2012, we made the following grants:

Number of Units
Stock options	546,642
Time-based stock awards	64,044
Performance-based stock awards (maximum that can be earned)	700,560

Stock options granted had a weighted-average exercise price of $22.37 and a weighted-average grant date fair value of $5.88 for the six-month period ended March 31, 2012.  Our time-based stock awards and performance-based stock awards had a weighted-average grant date fair value of $23.05 and $22.34 for the six-month period ended March 31, 2012.

13.         Commitments and Contingencies

Litigation

General

Like most companies, we are involved on an ongoing basis in claims, lawsuits, and government proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to litigation.  If a loss is not considered probable and/or cannot be reasonably estimated, we are required to make a disclosure if there is at least a reasonable possibility that a material loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

Antitrust Litigation

In 2005, the Funeral Consumers Alliance, Inc. (FCA) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and our former parent company, Hillenbrand Industries, Inc., now Hill-Rom Holdings, Inc. (Hill-Rom), and three national funeral home businesses (the FCA Action).  A more detailed history of the litigation has been disclosed in our previous filings.

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

Plaintiffs in the FCA Action have generally sought monetary damages on behalf of a class of purchasers of Batesville caskets, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief.  The plaintiffs in the FCA Action filed a report indicating that they were seeking damages ranging from approximately $947 to approximately $1,460 before trebling on behalf of the purported class of consumers they seek to represent, based on approximately one million casket purchases by the purported class members.

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

As of March 31, 2012, we had incurred approximately $29.2 in cumulative legal and related costs associated with the FCA Action since its inception.

Matthews Litigation

In August 2010, the York Group, Inc., Milso Industries Corporation, and Matthews International Corporation (collectively the plaintiffs) filed a lawsuit against Scott Pontone and Batesville Casket Company, Inc. in the United States District Court, Western District of Pennsylvania, which was subsequently amended by the plaintiffs in February 2011 to include two additional defendants, Harry Pontone and Pontone Casket Company, LLC (the Litigation).  The Litigation arises, in part, as a result of a Marketing Consulting Agreement entered into between Batesville and Pontone Casket Company effective June 24, 2010, and Batesville’s hiring of two former employees of certain plaintiff entities in June 2010.  Scott Pontone provides consulting services to Batesville pursuant to the Marketing Consulting Agreement.  The plaintiffs allege that Scott Pontone and Harry Pontone breached contractual and business obligations with the plaintiffs and that Batesville induced certain of those breaches as part of its sales initiatives in the New York metropolitan area.

The plaintiffs claim that they have lost revenue and will lose future revenue in the New York metropolitan area, although the amount of those alleged damages is unspecified.  The plaintiffs seek to: (i) recover compensatory damages, punitive damages, attorneys’ fees, and costs; and (ii) enjoin certain activities by Harry Pontone, Scott Pontone, Pontone Casket Company, and Batesville and its employees in the New York metropolitan area.  The plaintiffs had originally moved for a preliminary injunction, but withdrew that request after expedited discovery.  No trial date has been set, and the parties are engaged in ongoing motions practice and discovery.

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

14.        Fair Value Measurements

	Carrying
	Value at	Fair Value at March 31, 2012
	March 31,	Using Inputs Considered as:
	2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$60.1	$60.1	$—	$—
Equity investments	2.2	1.2	—	1.0
Investments in rabbi trust	5.2	5.2	—	—

Liabilities:
Derivative instruments	0.2	—	0.2	—
Revolving credit facility	199.0	—	196.9	—
$150 senior unsecured notes	148.6	160.7	—	—

There were no changes in the fair value of measurements using significant unobservable inputs during the quarter.

15.         Segment and Geographical Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net revenue
Batesville	$163.5	$172.2	$309.4	$332.1
Process Equipment Group	96.2	57.8	181.9	108.9
Total	$259.7	$230.0	$491.3	$441.0

Gross profit
Batesville	$62.0	$75.3	$119.8	$143.7
Process Equipment Group	42.3	26.6	78.2	49.4
Total	$104.3	$101.9	$198.0	$193.1

Operating profit (loss)
Batesville	$38.8	$49.1	$73.1	$91.7
Process Equipment Group	13.5	8.5	21.6	15.4
Corporate	(8.5)	(9.8)	(17.5)	(17.2)
Total	$43.8	$47.8	$77.2	$89.9

EBITDA
Batesville	$42.4	$53.0	$80.2	$99.5
Process Equipment Group	18.4	12.7	34.4	23.2
Corporate	(7.9)	(6.8)	(16.8)	(13.3)
Total	$52.9	$58.9	$97.8	$109.4

Net revenue (1)
United States	$213.0	$195.2	$407.4	$373.9
Canada	12.3	13.1	23.6	24.4
Switzerland	24.2	17.4	42.0	34.0
All other foreign business units	10.2	4.3	18.3	8.7
Total	$259.7	$230.0	$491.3	$441.0

(1)          Revenue is attributed to a geography based upon the location of the business unit that consummated the external sale.

	March 31, 2012	September 30, 2011
Total assets
Batesville	$234.6	$246.5
Process Equipment Group	788.4	847.8
Corporate	98.9	86.4
Total	$1,121.9	$1,180.7

Tangible long-lived assets
United States	$98.5	$106.8
Switzerland	11.3	11.0
All other foreign business units	6.4	2.8
Total	$116.2	$120.6

The following schedule reconciles total segment EBITDA to consolidated net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
GAAP net income	$27.4	$33.0	$58.7	$60.1
Interest income	(0.1)	(3.1)	(0.3)	(6.4)
Interest expense	2.8	2.9	5.7	5.7
Income tax expense	13.3	17.5	12.0	32.7
Depreciation and amortization	9.5	8.6	21.7	17.3
EBITDA	$52.9	$58.9	$97.8	$109.4

16.       Restructuring

During the three months ended March 31, 2012, Hillenbrand incurred $4.8 in restructuring costs at the Batesville business platform ($2.0) and the Process Equipment Group ($2.8).  These costs consist of termination benefits ($2.3) at Batesville and Process Equipment Group classified as cost of goods sold, as well as operating expenses ($2.5) related to the consolidation of manufacturing facilities in the Process Equipment Group.  This consolidation included the write-down to fair value of certain property that is classified as held for sale.  Future charges related to these restructurings are not expected to be significant.

Batesville management consistently sizes their operations to respond to changing market conditions and consumer preferences, and continuously evaluates capacities to ensure they are making the caskets their customers require in the most efficient manner possible.

We continue to see progress in the implementation of Hillenbrand Lean Business principles in our Process Equipment Group.  This past quarter we strategically realigned the Process Equipment Group through the consolidation of certain manufacturing facilities.  This resulted in the closure of one manufacturing plant.  We believe this action will allow the Process Equipment Group to more efficiently meet customer needs, while continuing to provide the same high-quality products and services.

Item 2.                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Future Results

Throughout this Form 10-Q, we make a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  As the words imply, these are statements about plans, objectives, beliefs, and expectations that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks.

Accordingly, in this Form 10-Q, we may say something like,

“We expect that future revenue associated with the Process Equipment Group will be influenced by order backlog.”

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

For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of the Form 10-K for the year ended September 30, 2011.  We assume no obligation to update or revise any forward-looking statements.

Executive Overview

(in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the three- and six-month periods ending March 31, 2012, to the same period in the prior fiscal year.  We begin the discussion at a consolidated level and then provide separate detail about Batesville, the Process Equipment Group, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures exclude the tax benefit of the international integration described in Item 1, expenses associated with long-term incentive compensation related to the international integration, backlog amortization, antitrust litigation, business acquisitions, restructuring, and sales tax adjustments, as well as the related income tax.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

We use this information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.  The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items.  Finally, the Company believes such information provides a higher degree of transparency for certain items.

Consolidated

	Three Months Ended March 31,				Six Months Ended March 31,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$259.7	100.0	$230.0	100.0	$491.3	100.0	$441.0	100.0
Gross profit	104.3	40.2	101.9	44.3	198.0	40.3	193.1	43.8
Operating expenses	60.5	23.3	54.1	23.5	120.8	24.6	103.2	23.4
Operating profit	43.8	16.9	47.8	20.8	77.2	15.7	89.9	20.4
Interest expense	2.8	1.1	2.9	1.3	5.7	1.2	5.7	1.3
Other income (expense)	(0.3)	0.1	5.6	2.4	(0.8)	0.2	8.6	2.0
Income taxes	13.3	5.1	17.5	7.6	12.0	2.4	32.7	7.4
Net income	27.4	10.6	33.0	14.3	58.7	11.9	60.1	13.6

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

•                  Consolidated revenue increased 13% ($29.7) to $259.7.  The increase was largely due to an increase in the Process Equipment Group’s revenue, including the Rotex acquisition completed in August 2011, partially offset by burial volume declines in the Batesville business platform.  Batesville’s revenue declined 5% ($8.7) to $163.5.  The Process Equipment Group’s revenue increased 66% ($38.4) to $96.2.  Foreign currency translation did not significantly impact revenue during the periods under comparison.

•                  Consolidated gross profit margin was 40.2% compared to 44.3%, a decline of 410 basis points.  On an adjusted basis, the consolidated gross profit margin was 41.0%, a decline of 330 basis points.

•                  Batesville’s gross profit margin was 37.9%, a 580 basis point decline, largely due to lower volume and, to a lesser extent, the increased price of commodities (primarily steel and fuel).  In addition, Batesville incurred $2.0 of restructuring charges (primarily termination benefits) in the current quarter.  Excluding the restructuring charges, Batesville’s adjusted gross profit margin was 39.1%.

•                  The Process Equipment Group’s gross profit margin was 44.0%, a 200 basis point decline, primarily due to product mix and restructuring costs.  Excluding restructuring costs of $0.3 (primarily termination benefits), the adjusted gross profit margin was 44.3%.

•                  Operating expenses as a percentage of sales improved by 20 basis points to 23.3%.  The improvement was primarily related to decreased long-term incentive compensation ($2.1).  The current year includes $2.5 of restructuring costs.  We incurred $0.5 and $1.0 of acquisition costs in 2012 and 2011.  Excluding these charges, our operating expense to sales ratio improved by 90 basis points to 22.1%.

•                  Other income and expense decreased $5.9 largely due to the full collection of the Forethought Note in April 2011 ($3.0) and investment gains that occurred in 2011 ($2.5).

•                  The income tax rate was 32.7% compared to 34.7% in the prior year.  The decrease in the income tax rate was due to a larger percentage of income arising from foreign sources in lower rate jurisdictions.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

•                  Consolidated revenue increased 11% ($50.3) to $491.3.  The increase was largely due to an increase in the Process Equipment Group’s revenue, including the Rotex acquisition completed in August 2011, partially offset by burial volume declines in the Batesville business platform.  Batesville’s revenue declined 7% ($22.7) to $309.4.  The Process Equipment Group’s revenue increased 67% ($73.0) to $181.9, and 66% on a constant currency basis.

•                  Consolidated gross profit margin was 40.3% compared to 43.8%, a decline of 350 basis points.

•                  Batesville’s gross profit margin was 38.7%, a 460 basis point decline, largely due to lower volume and to a lesser extent, the increased price of commodities (primarily steel and fuel).  Batesville’s adjusted gross profit margin was 39.4%, which excludes $2.0 of restructuring charges in the second quarter of 2012.

•                  The Process Equipment Group’s gross profit margin was 43.0%, a 240 basis point decline, primarily due to product mix, larger system sales, and restructuring costs. The adjusted gross profit margin was 43.2%, which excludes $0.3 of restructuring charges in the second quarter of 2012.

•                  Operating expenses as a percentage of sales increased to 24.6% from 23.4% in the prior year, almost entirely driven by restructuring ($2.5), backlog amortization at Rotex ($2.5), and additional long-term incentive compensation ($2.2) related to the international integration.  Absent these charges, our operating expense to sales ratio improved by 30 basis points.

•                  The vesting of our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  As such, the tax benefit from the international integration created $2.2 of additional expense related to performance-based stock awards in the first quarter of 2012.

•                  Other income and expense decreased $9.4 largely due to the full collection of the Forethought Note in April 2011 ($5.8) and investment gains that occurred in 2011 ($3.1).

•                  A tax benefit of $10.4 was recognized due to the determination that certain international earnings that were previously expected to be repatriated will now be permanently reinvested.  This resulted in a 17.0% income tax rate compared to 35.2% in the prior year.  (See Item 1, Note 8 for details.) The adjusted income tax rate was 32.0% compared to 35.2% in the prior year.  This excludes the tax benefit of the international integration and the tax impact of long-term incentive compensation related to the international integration, backlog amortization, antitrust litigation, business acquisitions, restructuring, and sales tax adjustments.

Batesville

	Three Months Ended March 31,				Six Months Ended March 31,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$163.5	100.0	$172.2	100.0	$309.4	100.0	$332.1	100.0
Gross profit	62.0	37.9	75.3	43.7	119.8	38.7	143.7	43.3
Operating expenses	23.2	14.2	26.2	15.2	46.7	15.1	52.0	15.7
Operating profit	38.8	23.7	49.1	28.5	73.1	23.6	91.7	27.6

•                  Revenue for the three and six months ended March 31, 2012, decreased 5% ($8.7) and 7% ($22.7) primarily due to a decline in burial volume.  The decline in burial volume was due to an estimated 6% reduction in the North American burial market, which was partly driven by an estimated 3% decline in North American deaths. This was the largest drop in deaths in over 30 years and was in part due to a very mild pneumonia and influenza season.  Burial volume was also impacted by the rate at which consumers opted for cremation.  Additionally, many customers chose to buy in advance of the annual price increase that became effective in October 2011, impacting revenue in the first half of the current fiscal year.

•                  Gross profit for the three months ended March 31, 2012, decreased $13.3 (18%) to $62.0, primarily due to lower volume (10%), higher commodity costs (3%), and restructuring charges (3%).  Excluding restructuring charges, Batesville’s adjusted gross profit was $64.0.  The restructuring charges totaled $2.0 and primarily consisted of termination benefits for certain manufacturing plant personnel.  Batesville management consistently sizes their operations to respond to changing market conditions and consumer preferences, and continuously evaluates capacities to ensure they are making the caskets their customers require in the most efficient manner possible.

Gross profit for the six months ended March 31, 2012, decreased $23.9 (17%) to $119.8, primarily due to lower volume (12%), higher commodity costs (2%), and restructuring charges (1%).  Excluding restructuring charges, the adjusted gross profit was $121.8.

•                  The ratio of operating expenses to sales improved by 100 basis points for the three months ended March 31, 2012, and by 60 basis points for the six months ended March 31, 2012.  Management continues to adjust the cost structure to offset declining volumes and reduced compensation and benefit expenses this year by over $4.0 in the first quarter and $2.0 in the second quarter.  This included $1.9 of savings in the first quarter related to changes in employee benefits that we do not expect to take place again in the future.  On an adjusted basis, the ratio of operating expenses to sales improved by 100 basis points to 14.7% for the six-month period.  Adjustments include the impact of the long-term incentive compensation related to the international integration earlier this year ($0.8) and sales tax recoveries ($0.7) in the prior year.

Process Equipment Group

	Three Months Ended March 31,				Six Months Ended March 31,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$96.2	100.0	$57.8	100.0	$181.9	100.0	$108.9	100.0
Gross profit	42.3	44.0	26.6	46.0	78.2	43.0	49.4	45.4
Operating expenses	28.8	29.9	18.1	31.3	56.6	31.1	34.0	31.2
Operating profit	13.5	14.0	8.5	14.7	21.6	11.9	15.4	14.1

•                  Revenue for the three months ended March 31, 2012, increased by 66% ($38.4).  Revenue for the six months ended March 31, 2012, increased 67% ($73.0), and by 66% on a constant currency basis.  The increase was attributable in part to the Rotex acquisition completed in August 2011, as well as growth in the existing Process Equipment Group’s revenue.

Future revenue associated with the Process Equipment Group is influenced by order backlog because there is a lead time involved in manufacturing specialized equipment and parts for customers.  Though backlog can be an indicator of future revenue, it might not include many projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.  Based upon new orders accepted, less orders completed and shipped, backlog increased from $128.5 on December 31, 2011, to $136.5 on March 31, 2012.  Backlog increased by $17.5 over the past six months from $119.0 on September 30, 2011.

•            Gross profit margin declined by 200 basis points to 44.0% for the three months ended March 31, 2012, primarily due to product mix and restructuring costs.  Excluding restructuring costs, which include $0.3 of termination benefits and accelerated depreciation, adjusted gross profit margin was 44.3%.  Gross profit margin declined by 240 basis points to 43.0% for the six months ended March 31, 2012, primarily due to product mix, larger system sales, and restructuring costs.  Excluding restructuring costs, adjusted gross profit margin was 43.2%.

Gross profit margin for the Process Equipment Group is influenced by a variety of factors, including the timing and size of orders, the mix of products and services sold, and market factors that impact pricing.  Adjusted gross profit margin excludes the impact of restructuring and acquisition-related expenses.  The Process Equipment Group’s adjusted gross profit margin may fluctuate from quarter to quarter; however, we expect adjusted gross profit margin to fluctuate within a normal historical range on an annual basis.  We expect our full-year 2012 adjusted gross profit margin to be slightly below the prior year margin of 44.1% as revenue associated with system sales continues to grow.

We continue to see progress in the implementation of Hillenbrand Lean Business principles in our Process Equipment Group.  This past quarter we strategically realigned the Process Equipment Group through the consolidation of certain manufacturing facilities.  This resulted in the closure of one manufacturing plant.  We believe this action will allow the Process Equipment Group to more efficiently meet customer needs, while continuing to provide the same high-quality products and services.

•                  The ratio of operating expenses to sales for the three months ended March 31, 2012, improved by 140 basis points, primarily attributable to the integration of Rotex, which has a lower operating expense to sales ratio.  The Process Equipment Group incurred $2.5 in costs related to the consolidation of manufacturing facilities including impairment of assets.  Excluding these restructuring charges, the operating expense to sales ratio improved by 400 basis points.

The ratio of operating expenses to sales for the six months ended March 31, 2012, improved by 10 basis points; however, on an adjusted basis, the ratio improved by 290 basis points to 28.3%.  Adjustments include restructuring charges ($2.5) and backlog amortization ($2.5).  The value of the backlog was recorded as an asset at the time of acquisition and subsequently expensed when the related revenue was recognized.  No further backlog amortization will be recognized related to the Rotex acquisition.

Corporate

	Three Months Ended March 31,				Six Months Ended March 31,
	2012		2011		2012		2011
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating expenses, excluding business acquisition costs and long-term incentive compensation related to the international integration	$8.0	3.1	$8.8	3.9	$15.3	3.1	$16.0	3.6

Long-term incentive compensation related to the international integration	—	—	—	—	1.2	0.2	—	—

Business acquisition costs	0.5	0.2	1.0	0.4	1.0	0.2	1.2	0.3

Operating expenses	$8.5	3.3	$9.8	4.3	$17.5	3.5	$17.2	3.9

For the three months ended March 31, 2012, operating expenses excluding business acquisition costs and long-term incentive compensation related to the international integration declined by $0.8 to $8.0.  This was a 80 basis point improvement on a percentage-of-sales basis and was primarily due to a decrease in long-term incentive compensation ($1.0) unrelated to the international integration.  For the six-month period, operating expenses, excluding business acquisition costs and long-term incentive compensation related to the international integration, declined $0.7 to $15.3.  This was a 50 basis point improvement on a percentage-of-sales basis and was due in part to leveraging our established corporate group over a growing business platforms base.  When Hillenbrand was first established as a separate public company in 2008, we began to create a centralized corporate infrastructure to manage the Company’s business platforms.  We anticipate that this expense base will continue to decline as a percentage of sales.

Non-GAAP Operating Performance Measures

The following are reconciliations from GAAP operating performance measures to the relevant non-GAAP performance measures.

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Cost of goods sold	$155.4	$(2.3	)(a)	$153.1	$128.1	$—		$128.1
Gross profit	104.3	2.3		106.6	101.9	—		101.9
Operating expenses	60.5	(3.0	)(b)	57.5	54.1	(1.2	)(d)	52.9
Operating profit	43.8	5.3		49.1	47.8	1.2		49.0
Income tax expense	13.3	1.8	(c)	15.1	17.5	0.4	(c)	17.9
Net income	27.4	3.5		30.9	33.0	0.8		33.8
Diluted EPS	$0.44	$0.06		$0.50	$0.53	$0.01		$0.54

	Six Months Ended March 31, 2012				Six Months Ended March 31, 2011
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Cost of goods sold	$293.3	$(2.3	)(a)	$291.0	$247.9	$—		$247.9
Gross profit	198.0	2.3		200.3	193.1	—		193.1
Operating expenses	120.8	(8.7	)(e)	112.1	103.2	(1.2	)(d)	102.0
Operating profit	77.2	11.0		88.2	89.9	1.2		91.1
Income tax expense	12.0	14.1	(f)	26.1	32.7	0.4	(c)	33.1
Net income	58.7	(3.1)		55.6	60.1	0.8		60.9
Diluted EPS	$0.94	$(0.05)		$0.89	$0.97	$0.01		$0.98

(a) Restructuring

(b) Restructuring ($2.5), antitrust litigation and business acquisition costs

(c) Tax effect of adjustments

(d) Antitrust litigation, business acquisition costs and sales tax recoveries

(e) Backlog amortization ($2.5), restructuring ($2.5), long-term incentive compensation related to the international integration ($2.2), antitrust litigation, and business acquisition costs

(f) Tax benefit of the international integration ($10.4) and tax effect of adjustments

We have previously discussed our strategy to selectively acquire manufacturing businesses with a record of success which could benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets, and additional interest expense from debt-funded acquisitions.  Accordingly, we use EBITDA, among other measures, to monitor our business performance.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$27.4	$33.0	$58.7	$60.1
Interest income	(0.1)	(3.1)	(0.3)	(6.4)
Interest expense	2.8	2.9	5.7	5.7
Income tax expense	13.3	17.5	12.0	32.7
Depreciation and amortization	9.5	8.6	21.7	17.3
EBITDA	52.9	58.9	97.8	109.4
Long-term incentive compensation related to the international integration	—	—	2.2	—
Restructuring	4.7	—	4.7	—
Other	0.6	1.2	1.5	1.2
EBITDA -adjusted	$58.2	$60.1	$106.2	$110.6

Note: “Other” includes antitrust litigation, business acquisition, and sales tax adjustments.

For the three and six months ended March 31, 2012, consolidated adjusted EBITDA decreased $1.9 (3%) and $4.4 (4%) primarily due to the decline in burial volume at Batesville, offset in part by the Rotex acquisition completed in August 2011 and by growth in existing Process Equipment Group revenue.

Liquidity and Capital Resources

We believe the ability to generate cash is critical to the value of the Company.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first six months of fiscal year 2012 to the same period last year.

We discuss how we see cash flow being affected for the next 12 months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

	Six Months Ended March 31,
	2012	2011
Cash flow provided by (used in):
Operating activities	$60.1	$53.2
Investing activities	(8.1)	6.6
Financing activities	(107.8)	(2.8)
Effect of exchange rate changes on cash and cash equivalents	0.4	4.9
Net cash flow	$(55.4)	$61.9

Cash provided by operating activities increased $6.9 due to the Rotex acquisition completed in August 2011 and by growth in Process Equipment Group revenue, partially offset by the decline in Batesville operating results.

Cash used in investing activities increased $14.7, as a result of $15.0 of investment inflows in the prior year that did not recur in fiscal year 2012.  These inflows included sales and redemptions of auction rate securities and investments ($12.4) and the return of investment capital from our limited partnership investments ($2.6).

Cash used in financing activities increased $105.0 as a result of repayment on the revolving credit facility in fiscal year 2012.

We increased our quarterly dividend in fiscal 2012 to $0.1925 per common share, up from the $0.1900 paid during fiscal year 2011.  We plan to continue to pay quarterly cash dividends at this rate throughout fiscal year 2012, which will require about $11.9 each quarter.

12-Month Outlook

We believe that our cash on hand, cash generated from operations, and cash available under our revolving credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations.  We may use additional cash generated by the business to pay down our revolving credit facility or we may borrow additional amounts depending on our working capital needs.  As a result, the amount borrowed as of the end of a period may not be representative of the balance during the period.  The term of the revolving credit facility expires in March 2013.  We plan to enter into a new revolving credit facility agreement prior to the termination of the current facility.

The cash at our foreign subsidiaries totaled $36.3 at March 31, 2012.  The majority of these funds ($32.9) represented earnings considered to be permanently reinvested to support the growth strategies of our foreign subsidiaries.

Other Liquidity Matters

As of March 31, 2012, we: (i) had $6.7 in outstanding letters of credit under our revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement for the credit facility, and (iii) had access to the remaining $194.3 of borrowing capacity available under the revolving credit facility.  In addition, we had approximately $19.4 of available credit under our Swiss facilities as of that date.

We are currently authorized by our Board of Directors to repurchase shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.

Under the Distribution Agreement with Hill-Rom, our ability to borrow under the revolving credit facility for certain strategic transactions, such as acquisitions, may be limited.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations or Contingent Liabilities and Commitments

There were no significant changes to our contractual obligations or contingent liabilities and commitments during the three months ended March 31, 2012.

Critical Accounting Estimates

During the three months ended March 31, 2012, there were no significant changes to this information, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2011.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Note 2 to our consolidated financial statements included in Part I, Item 1, of this Form 10-Q.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended September 30, 2011.

Item 4.           CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the Certifying Officers), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I, Item 1of this report.

Item 1A.        RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011.  There have been no material changes to the risk factors described in that report.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended March 31, 2012.

Item 6.           EXHIBITS

The exhibits filed with this report are listed on the Exhibit Index, which is incorporated herein by reference.  In reviewing any agreements included as exhibits to this report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements.  The agreements may contain representations and warranties by the parties to the agreements, including us.  Except where explicitly stated otherwise, these representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not necessarily be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
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

HILLENBRAND, INC.

Date: May 7, 2012	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

Date: May 7, 2012	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1*	Employment Agreement, dated as of January 30, 2012, between Hillenbrand, Inc. and Scott P. George
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	Instance document
Exhibit 101.SCH**	Schema document
Exhibit 101.CAL**	Calculation linkbase document
Exhibit 101.LAB**	Labels linkbase document
Exhibit 101.PRE**	Presentation linkbase document
Exhibit 101.DEF**	Definition linkbase document

*	Filed herewith.
**

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.