Form 10-Q
period 2012-06-30
Hillenbrand, Inc.
filed 2012-08-01
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The registrant had 62,594,765 shares of common stock, no par value per share, outstanding as of July 26, 2012.

HILLENBRAND, INC.

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101 Instance document

Exhibit 101 Schema document

Exhibit 101 Calculation linkbase document

Exhibit 101 Labels linkbase document

Exhibit 101 Presentation linkbase document

Exhibit 101 Definition linkbase document

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenue	$238.4	$211.2	$729.7	$652.2
Cost of goods sold	147.6	125.1	440.9	373.0
Gross profit	90.8	86.1	288.8	279.2
Operating expenses	57.8	51.2	178.6	154.4
Operating profit	33.0	34.9	110.2	124.8
Interest expense	3.0	2.6	8.8	8.3
Other income (expense), net	(0.1)	0.7	(0.8)	9.3
Income before income taxes	29.9	33.0	100.6	125.8
Income tax expense	8.6	10.5	20.6	43.2
Net income	$21.3	$22.5	$80.0	$82.6

Basic earnings per share	$0.34	$0.36	$1.29	$1.33
Diluted earnings per share	$0.34	$0.36	$1.28	$1.33
Weighted average shares outstanding — basic	62.3	62.1	62.1	62.0
Weighted average shares outstanding — diluted	62.5	62.1	62.4	62.0

Cash dividends per share	$0.1925	$0.1900	$0.5775	$0.5700

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	June 30,	September 30,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$16.0	$115.5
Trade receivables, net	118.9	131.7
Inventories	94.2	83.7
Deferred income taxes	23.1	28.3
Other current assets	24.3	20.9
Total current assets	276.5	380.1
Property, plant and equipment, net	117.0	120.6
Intangible assets, net	314.3	332.8
Goodwill	303.3	300.0
Other assets	46.4	47.2
Total Assets	$1,057.5	$1,180.7

LIABILITIES
Current Liabilities
Trade accounts payable	$33.8	$30.5
Accrued compensation	27.9	36.6
Other current liabilities	73.2	69.1
Total current liabilities	134.9	136.2
Long-term debt	273.6	431.5
Accrued pension and postretirement healthcare	111.2	108.5
Deferred income taxes	24.1	30.1
Other long-term liabilities	25.3	31.3
Total Liabilities	569.1	737.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value, 63.2 and 63.4 shares issued, 62.6 and 62.5 shares outstanding, 0.6 and 0.6 restricted	—	—
Additional paid-in capital	319.9	317.0
Retained earnings	225.8	182.7
Treasury stock, 0.6 and 0.9 shares	(12.0)	(17.1)
Accumulated other comprehensive loss	(45.3)	(39.5)
Total Shareholders’ Equity	488.4	443.1

Total Liabilities and Shareholders’ Equity	$1,057.5	$1,180.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flow (Unaudited)

(in millions)

	Nine Months Ended
	June 30,
	2012	2011
Operating Activities
Net income	$80.0	$82.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31.0	26.0
Deferred income taxes	(6.8)	0.4
Forethought note — interest income	—	(6.4)
Forethought note — interest payment	—	59.7
Gain on equity method investments	(1.4)	(4.1)
Share-based compensation	7.1	8.5
Trade accounts receivable	12.2	2.3
Inventories	(10.8)	(9.1)
Other current assets	(7.0)	0.2
Trade accounts payable	3.6	(2.5)
Accrued expenses and other current liabilities	(3.6)	(1.5)
Income taxes payable	(2.1)	(5.6)
Defined benefit plan funding	(2.1)	(2.0)
Defined benefit plan expense	9.5	6.8
Net cash provided by operating activities	109.6	155.3

Investing Activities
Capital expenditures	(14.0)	(11.8)
Forethought note — principal repayment	—	91.5
Proceeds from redemption and sales of auction rate securities and investments	—	12.4
Return of investment capital from affiliates	0.4	6.6
Net cash (used in) provided by investing activities	(13.6)	98.7

Financing Activities
Proceeds from revolving credit facilities	150.0	20.0
Repayments on revolving credit facilities	(308.0)	(151.0)
Payment of dividends on common stock	(35.8)	(35.2)
Other, net	(0.2)	0.7
Net cash used in financing activities	(194.0)	(165.5)

Effect of exchange rates on cash and cash equivalents	(1.5)	11.4

Net cash flow	(99.5)	99.9

Cash and cash equivalents
At beginning of period	115.5	98.4
At end of period	$16.0	$198.3

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

(in millions, except share and per share data)

1.               Background and Basis of Presentation

Hillenbrand, Inc. is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  Hillenbrand has two business platforms: Batesville and the Process Equipment Group.  Batesville is a recognized leader in the North American funeral products industry, and the Process Equipment Group is a recognized leader in the design and production of equipment and systems used in processing applications.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its wholly owned subsidiaries.  These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (GAAP).  The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the fiscal year ended September 30, 2011.  Certain prior period balances have been reclassified to conform to the current presentation.  In the opinion of management, these financial statements reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

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

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income.  This update eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements.  Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative.  The new disclosure requirements will be effective for Hillenbrand in our fiscal year beginning October 1, 2012.  As the new standard relates to presentation only, we do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued an accounting standards update titled Intangibles — Goodwill and Other:  Testing Goodwill for Impairment.  This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skipping the two-step impairment test.  The adoption of this standard did not have a significant impact on our consolidated financial statements.

3.               Business Acquisitions

We completed the acquisition of Rotex Global, LLC, on August 31, 2011.  We have recorded the identifiable assets acquired and liabilities assumed at their fair values on the acquisition date.  As expected, tax-related purchase accounting adjustments were recorded as of June 30, 2012.  The adjustments increased goodwill and net deferred taxes and other liabilities by $6.5.

The financial information in the table below summarizes the combined results of operations for the Company, including Rotex for the three and nine months ended June 30, 2011, on a pro forma basis, as though the companies were combined as of the beginning of the period presented.  The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations if the acquisition had actually taken place at the beginning of the period presented.  This pro forma financial information should not be considered representative of future consolidated results of operations.

	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
Pro forma net revenue	$240.0	$723.9
Pro forma net income	27.4	93.0
Pro forma diluted earnings per share	0.44	1.50

4.               Supplemental Balance Sheet Information

	June 30,	September 30,
	2012	2011

Trade accounts receivable reserves	$19.3	$21.7

Accumulated depreciation on property, plant, and equipment	$264.1	$256.2

Accumulated amortization on intangible assets	$67.8	$51.4

Inventories:
Raw materials and components	$40.8	$36.0
Work in process	14.2	10.8
Finished goods	39.2	36.9
Total inventories	$94.2	$83.7

5.               Financing Receivables

As of June 30, 2012, Batesville had $6.8 of customer notes receivable, primarily representing long-term payment plans negotiated to collect unpaid balances.  These notes generally carry repayment terms of up to five years and had a weighted-average interest rate of 5.3% at June 30, 2012.  The current portion of these notes ($4.1) is included in trade receivables, and the long-term portion ($2.7) is included in other assets in the consolidated balance sheet at June 30, 2012.

We evaluate the recoverability of each note receivable quarterly and record allowances based upon the customer’s credit score, historical experience, and individual customer collection experience.  As of June 30, 2012, $2.7 of customer notes receivable were over 31 days past due.  We have established an allowance of $0.9 related to these notes, with a gross balance of $2.1 as of June 30, 2012.   There has not been a significant change in the reserve during the periods presented.  Each quarter we perform a detailed review of all notes to determine whether any amounts should be charged off.  Amounts are charged off when they are deemed to no longer be collectible.

6.               Financing Agreements

	June 30,	September 30,
	2012	2011
$400 revolving credit facility (excludes outstanding letters of credit)	$125.0	$283.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.6	148.5
Total long-term debt	$273.6	$431.5

As of June 30, 2012, we (i) had $6.5 outstanding letters of credit under our $400 revolving credit facility, (ii) were in compliance with all covenants, and (iii) had $268.5 of remaining borrowing capacity available.  The weighted-average interest rate was 0.7% for the three- and nine-month periods ended June 30, 2012 and 2011.  We entered into a new $600 five-year senior unsecured revolving credit facility on July 27, 2012, which replaced our $400 revolving credit facility.  See Note 18 for further details.  Under the Distribution Agreement with Hill-Rom Holdings, Inc., our ability to borrow using the revolving credit facility for certain strategic transactions such as acquisitions may be limited.  The Distribution Agreement is described fully in our Annual Report on Form 10-K for the year ended September 30, 2011.

As of June 30, 2012, our Swiss subsidiary maintained additional availability of $18.3 through local credit facilities collateralized by cash or real property.  There were no borrowings under these facilities as of June 30, and availability was reduced by $4.9 for outstanding bank guarantees.  We had $9.9 additional outstanding letters of credit and bank guarantees with other financial institutions and restricted cash of $1.6 at June 30, 2012.

On July 9, 2010, we issued $150 fixed-rate senior unsecured notes due July 15, 2020 (the Notes).  The Notes bear interest at a fixed rate of 5.5%, payable semi-annually in arrears.  The Notes were issued at an original issue discount of $1.6, which is being amortized to interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.  Deferred financing costs of $2.1 are being amortized to interest expense over the term of the Notes.

7.               Retirement Benefits

Defined Benefit Plans

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service costs	$1.5	$1.4	$4.5	$4.1
Interest costs	3.2	3.2	9.5	9.6
Expected return on plan assets	(3.4)	(3.9)	(10.1)	(11.5)
Amortization of unrecognized prior service costs, net	0.2	0.2	0.6	0.6
Amortization of net loss	1.4	1.0	4.3	3.0
Net pension costs	$2.9	$1.9	$8.8	$5.8

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.3 for both of the three months ended June 30, 2012 and 2011, and $0.7 and $1.0 for the nine months ended June 30, 2012 and 2011.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.2 and $1.7 for the three months ended June 30, 2012 and 2011, and $6.1 and $5.0 for the nine months ended June 30, 2012 and 2011.

8.               Income Taxes

The following is a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Federal statutory rates	35.0%	35.0%	35.0%	35.0%
Adjustments:
Permanent reinvestment of unremitted earnings	—	—	(10.9)	—
State and local income taxes, net of federal benefit	2.5	3.3	2.5	3.3
Foreign income tax rate differential	(2.9)	(2.7)	(2.4)	(1.6)
Domestic manufacturer’s deduction	(3.2)	(2.8)	(2.7)	(2.5)
Unrecognized tax benefits	(3.3)	(1.1)	(1.6)	—
Other, net	0.7	0.1	0.6	0.1
Effective income tax rate	28.8%	31.8%	20.5%	34.3%

In connection with the acquisition of K-Tron in April 2010, we recorded a deferred tax liability related to the historical earnings of its Swiss operations that would be subject to U.S. income taxes upon earnings repatriation.  With the acquisition of Rotex, we identified the need to retain cash overseas to support the continued growth of the Process Equipment Group and began developing a plan to integrate Rotex into our existing international structure.  As a result, during the first quarter of fiscal 2012, we asserted the K-Tron historical earnings to be permanently reinvested.  Accordingly, a tax benefit of $10.4 was recognized, representing the full release of the deferred tax liability.  During the period ended March 31, 2012, we completed the plan of integrating Rotex into our existing international structure.  As of June 30, 2012, U.S. federal and state income taxes have not been provided on accumulated undistributed earnings of substantially all our foreign subsidiaries, as these earnings are considered permanently reinvested.

The activity within our reserve for unrecognized tax benefits was:

Balance at September 30, 2011	$7.3
Additions for tax positions for the current year	0.1
Additions for tax positions of prior years	0.2
Reductions in tax positions of prior years	(4.2)
Settlements	(0.4)
Balance attributable to acquisition of Rotex	0.1
Balance at June 30, 2012	$3.1

Other amounts accrued at June 30, 2012, for interest and penalties	$0.4

9.               Earnings Per Share

At June 30, 2012 and 2011, potential dilutive effects of 2.0 million shares relating to unvested time-based restricted stock units and stock options were excluded from the computation of earnings per share as their effects were anti-dilutive.  At June 30, 2012 and 2011, potential dilutive effects of 1.8 million and 1.7 million shares relating to unvested performance-based stock awards were excluded from the computation of diluted earnings per share as the related performance period is not yet complete.  The effects of these performance-based shares will be dilutive in the future to the extent various levels of performance criteria are met.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Net income — basic and diluted	$21.3	$22.5	$80.0	$82.6
Weighted average shares outstanding — basic	62.3	62.1	62.1	62.0
Effect of dilutive stock options and unvested time-based restricted stock awards	0.2	—	0.3	—
Weighted average shares outstanding — diluted	62.5	62.1	62.4	62.0

10.         Shareholders’ Equity

During the nine months ended June 30, 2012, we paid $35.8 of cash dividends.  In connection with unvested performance-based stock awards, we retired 0.2 million shares of stock.

11.         Comprehensive Income and Accumulated Other Comprehensive Loss

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$21.3	$22.5	$80.0	$82.6
Change in currency translation adjustment	(8.7)	18.5	(7.4)	32.8
Change in pension and postretirement	1.0	0.8	2.2	2.3
Change in net unrealized gains (losses) on derivative instruments	0.2	0.1	(0.2)	(0.2)
Change in net unrealized gains (losses) on available-for-sale securities	0.5	0.9	(0.4)	1.0
Comprehensive income	$14.3	$42.8	$74.2	$118.5

	June 30,	September 30,
	2012	2011
Currency translation adjustment	$13.0	$20.4
Pension and postretirement	(58.3)	(60.5)
Net unrealized gain on derivative instruments	—	0.2
Net unrealized gain on available-for-sale securities	—	0.4
Accumulated other comprehensive loss	$(45.3)	$(39.5)

12.         Share-Based Compensation

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Share-based compensation	$0.2	$2.3	$7.1	$8.5
Less income tax benefit	0.1	0.8	2.6	3.2
Share-based compensation, net of tax	$0.1	$1.5	$4.5	$5.3

The decrease in share-based compensation expense from the prior year for both the three and nine-month periods ending June 30, 2012 was driven by a decline in operating results in the current year.

During the nine months ended June 30, 2012, we made the following grants:

Number of Units
Stock options	546,642
Time-based stock awards	65,162
Performance-based stock awards (maximum that can be earned)	700,560

Stock options granted had a weighted-average exercise price of $22.37 and a weighted-average grant date fair value of $5.88 for the nine-month period ended June 30, 2012. Our time-based stock awards and performance-based stock awards had a weighted-average grant date fair value of $23.04 and $22.34 for the nine-month period ended June 30, 2012.

13.         Other Income and Expense

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income on note receivable from Forethought	$—	$0.6	$—	$6.4
Equity in net income of affiliates	1.0	1.1	1.4	4.1
Realized gain on sale of ARS	—	—	—	0.5
Foreign currency exchange loss	(0.2)	(0.4)	(0.3)	(0.7)
Other, net	(0.9)	(0.6)	(1.9)	(1.0)
Other income and expense, net	$(0.1)	$0.7	$(0.8)	$9.3

14.         Commitments and Contingencies

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

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

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

As of June 30, 2012, we had incurred approximately $29.2 in cumulative legal and related costs associated with the FCA Action since its inception.  Costs incurred in 2012 were $0.5.

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

The plaintiffs claim that they have lost revenue and will lose future revenue in the New York metropolitan area, although the amount of those alleged damages is unspecified.  The plaintiffs seek to: (i) recover compensatory damages, punitive damages, attorneys’ fees, and costs; and (ii) enjoin certain activities by Harry Pontone, Scott Pontone,  Pontone Casket Company, and Batesville and its employees in the New York metropolitan area.  The plaintiffs had also originally requested a preliminary injunction, but withdrew that request after expedited discovery.

No trial date has been set, and the parties are engaged in ongoing motions practice and discovery.

The Company believes it acted lawfully and intends to defend this matter vigorously.  Batesville also has several counterclaims pending against plaintiffs in the Litigation, including but not limited to:  (i) tortious interference with prospective economic advantage and unfair competition; (ii) abuse of process; (iii) malicious prosecution; and (iv) unjust enrichment.  The Company does not believe, based on currently available information, that the outcome of this lawsuit will have a material adverse effect on the Company’s financial condition and liquidity.  If the plaintiffs prevail at trial, however, the outcome could be materially adverse to the Company’s operating results or cash flow for the particular period, depending, in part, upon the operating results or cash flow for such period.

15.         Fair Value Measurements

	Carrying
	Value at	Fair Value at June 30, 2012
	June 30,	Using Inputs Considered as:
	2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16.0	$16.0	$—	$—
Equity investments	3.0	2.0	—	1.0
Investments in rabbi trust	5.2	5.2	—	—
Derivative instruments	0.3	—	0.3	—

Liabilities:
$150 senior unsecured notes	148.6	154.4	—	—

The fair value of the 10-year, 5.5% fixed rate senior unsecured notes was based on quoted prices in an active market.  The revolving credit facility approximated fair value at June 30, 2012.  There were no changes in the fair value of measurements using significant unobservable inputs during the quarter.

16.   Segment and Geographical Information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net revenue
Batesville	$145.7	$150.6	$455.1	$482.7
Process Equipment Group	92.7	60.6	274.6	169.5
Total	$238.4	$211.2	$729.7	$652.2

Gross profit
Batesville	$51.2	$59.3	$171.0	$203.0
Process Equipment Group	39.6	26.8	117.8	76.2
Total	$90.8	$86.1	$288.8	$279.2

Operating profit (loss)
Batesville	$25.8	$33.5	$98.9	$125.2
Process Equipment Group	13.0	9.2	34.6	24.6
Corporate	(5.8)	(7.8)	(23.3)	(25.0)
Total	$33.0	$34.9	$110.2	$124.8

EBITDA
Batesville	$29.3	$37.6	$109.6	$137.1
Process Equipment Group	17.6	12.6	52.0	35.8
Corporate	(4.7)	(6.7)	(21.6)	(20.0)
Total	$42.2	$43.5	$140.0	$152.9

Net revenue (1)
United States	$198.6	$172.4	$605.9	$546.3
Canada	11.0	13.9	34.5	38.3
Switzerland	16.3	19.4	58.4	53.4
All other foreign business units	12.5	5.5	30.9	14.2
Total	$238.4	$211.2	$729.7	$652.2

(1)     Revenue is attributed to a geography based upon the location of the business unit that consummated the external sale.

	June 30, 2012	September 30, 2011
Total assets
Batesville	$226.3	$246.5
Process Equipment Group	741.1	847.8
Corporate	90.1	86.4
Total	$1,057.5	$1,180.7

Tangible long-lived assets
United States	$99.9	$106.8
Switzerland	10.7	11.0
All other foreign business units	6.4	2.8
Total	$117.0	$120.6

The following schedule reconciles total segment EBITDA to consolidated net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income	$21.3	$22.5	$80.0	$82.6
Interest income	(0.1)	(0.8)	(0.4)	(7.2)
Interest expense	3.0	2.6	8.8	8.3
Income tax expense	8.6	10.5	20.6	43.2
Depreciation and amortization	9.4	8.7	31.0	26.0
EBITDA	$42.2	$43.5	$140.0	$152.9

17.         Restructuring

During the three months ended June 30, 2012, Hillenbrand incurred $2.4 of restructuring costs ($1.4 at the Batesville business platform and $1.0 at the Process Equipment Group).  These costs consisted of $1.2 of termination benefits at Batesville and the Process Equipment Group classified as cost of goods sold, as well as $1.2 of operating expenses that consisted of termination benefits at Batesville and costs related to the consolidation of manufacturing facilities in the Process Equipment Group.  Restructuring charges for the nine-month period ended June 30, 2012 totaled $3.4 at Batesville and $3.8 at the Process Equipment Group.  Future charges related to these restructurings are not expected to be significant.

Batesville management consistently sizes their operations to respond to changing market conditions and consumer preferences, and continuously evaluates capacity to ensure they are making the products their customers require in the most efficient manner possible.  Earlier in the year Batesville consolidated its first and second shifts at one of its plants.  In the third quarter, Batesville incurred $1.4 of restructuring charges related to a workforce reduction.

We continue to see progress in the implementation of Hillenbrand Lean Business principles in our Process Equipment Group.  Earlier this fiscal year, we strategically realigned the Process Equipment Group through the consolidation of certain manufacturing facilities.  This resulted in the closure of one manufacturing plant enabling the Process Equipment Group to more efficiently meet customer needs, while continuing to provide the same high-quality products and services.

18.         Subsequent Event

On July 27, 2012, we entered into a $600 five-year senior unsecured revolving credit facility available in multiple currencies to replace the $400 revolving credit facility.  Borrowings under the new credit facility will bear interest at variable rates plus a margin amount based upon our leverage.  The interest rate would be approximately 1.3% based upon our current leverage at June 30, 2012.  In addition, there is a facility fee also based upon our leverage.  The new credit facility matures on July 27, 2017.  Deferred financing costs associated with the new facility are expected to be $2.7 and will be amortized to interest expense over the five-year term.

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

Executive Overview

(in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the three and nine-month periods ending June 30, 2012, to the same period in the prior fiscal year.  We begin the discussion at a consolidated level and then provide separate detail about Batesville, the Process Equipment Group, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude the tax benefit of the international integration described in Item 1, expenses associated with long-term incentive compensation related to the international integration, backlog amortization, antitrust litigation, business acquisitions, restructuring, and sales tax recoveries, as well as the related income tax.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

We use this information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.  The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items.  We believe this information provides a higher degree of transparency.

See page 22 for a reconciliation of non-GAAP measures to the closest GAAP-equivalent of each measure.

Consolidated

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$238.4	100.0	$211.2	100.0	$729.7	100.0	$652.2	100.0
Gross profit	90.8	38.1	86.1	40.8	288.8	39.6	279.2	42.8
Operating expenses	57.8	24.2	51.2	24.2	178.6	24.5	154.4	23.7
Operating profit	33.0	13.8	34.9	16.5	110.2	15.1	124.8	19.1
Interest expense	3.0	1.3	2.6	1.2	8.8	1.2	8.3	1.3
Other income (expense), net	(0.1)	0.0	0.7	0.3	(0.8)	0.1	9.3	1.4
Income taxes	8.6	3.6	10.5	5.0	20.6	2.8	43.2	6.6
Net income	21.3	8.9	22.5	10.7	80.0	11.0	82.6	12.7

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

•                  Consolidated revenue increased 13% to $238.4.  The increase was due to revenue growth at the Process Equipment Group, including the Rotex acquisition completed in August 2011, partially offset by burial volume and average selling price declines at the Batesville business platform.  Batesville’s revenue declined 3% to $145.7.  The Process Equipment Group’s revenue increased 53% to $92.7, or 56% on a constant currency basis.

•                  Consolidated gross profit margin was 38.1%, a decline of 270 basis points.  On an adjusted basis, the consolidated gross profit margin was 38.6%, a decline of 220 basis points.

•                  Batesville’s gross profit margin was 35.1%.  The 430-basis-point decline was due to lower volume and average selling price, short-term transition costs including those related to the shift consolidation, increased distribution and commodity costs, and restructuring charges.  Excluding the restructuring charges of $0.4 in 2012, Batesville’s adjusted gross profit margin was 35.4%, a 400-basis-point decline.

•                  The Process Equipment Group’s gross profit margin was 42.7%, a 150-basis-point decline, primarily due to product mix, market factors that impact pricing, and restructuring charges.  Excluding restructuring charges of $0.8, the adjusted gross profit margin was 43.6%, a 60-basis-point decline.

•                  Operating expenses as a percentage of sales was 24.2%, consistent with prior year.  Excluding restructuring charges ($1.2 in 2012 and $0.7 in 2011), the operating expense to sales ratio was 23.6% compared to 23.4%.

•                  Other income and expense decreased $0.8 largely due to the full collection of the Forethought Note in April 2011 ($0.6).  See Item 1, Note 13 for further details.

•                  The income tax rate was 28.8% compared to 31.8% and the adjusted income tax rate was 29.2% compared to 31.9%.  Adjustments represent the tax impact of restructuring charges, business acquisition costs, and antitrust litigation.  The decrease in the income tax rate was due to the favorable resolution of uncertain tax positions.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

•                  Consolidated revenue increased 12% to $729.7.  The increase was due to revenue growth at the Process Equipment Group, including the Rotex acquisition completed in August 2011, partially offset by burial volume declines in the Batesville business platform.  Batesville’s revenue declined 6% to $455.1.  The Process Equipment Group’s revenue increased 62% to $274.6.  Foreign currency translation did not significantly impact revenue during the periods under comparison.

•                  Consolidated gross profit margin was 39.6%, a decline of 320 basis points.

•                  Batesville’s gross profit margin was 37.6%.  The 450-basis-point decline was due to lower volume, short-term transition costs including those related to the shift consolidation, increased commodity costs, and restructuring charges. Excluding $2.4 of restructuring charges in 2012, Batesville’s adjusted gross profit margin was 38.1%, a 400-basis-point decline.

•                  The Process Equipment Group’s gross profit margin was 42.9%, a 200-basis-point decline, primarily due to product mix, market factors that impact pricing, larger system sales, and restructuring charges. Excluding $1.1 of restructuring charges, the adjusted gross profit margin was 43.3%, a 160-basis-point decline.

•                  Operating expenses as a percentage of sales increased 80 basis points to 24.5%, driven by increases in restructuring costs ($3.0), backlog amortization at Rotex ($2.5), and additional long-term incentive compensation related to the international integration ($2.2).  Antitrust litigation and business acquisition costs decreased $1.3.  Absent these charges, our operating expense to sales ratio was 23.1%, a 10-basis-point improvement over the prior year ratio of 23.2%.

•                  The vesting of our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  As such, the tax benefit from the international integration resulted in $2.2 of additional expense related to performance-based stock awards in the first quarter of 2012.

•                  Other income and expense decreased $10.1 largely due to the full collection of the Forethought Note in April 2011 ($6.4) and a decrease in investment gains from $4.6 in 2011 to $1.4 in 2012.  See Item 1, Note 13 for further details.

•                  A tax benefit of $10.4 was recognized in the first quarter of fiscal 2012 due to the determination that certain international earnings that were previously expected to be repatriated are now permanently reinvested.  Largely due to this tax benefit, our income tax rate declined from 34.3% to 20.5%.  See Item 1, Note 8 for details.  Our adjusted income tax rate was 31.2% compared to 34.3% in the prior year.

Batesville

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$145.7	100.0	$150.6	100.0	$455.1	100.0	$482.7	100.0
Gross profit	51.2	35.1	59.3	39.4	171.0	37.6	203.0	42.1
Operating expenses	25.4	17.4	25.8	17.1	72.1	15.8	77.8	16.1
Operating profit	25.8	17.7	33.5	22.3	98.9	21.7	125.2	26.0

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

•                  Revenue decreased 3% to $145.7 primarily due to a decline in burial volume.  The burial volume decline was caused by an estimated 5% reduction in North American burials, driven in part by an estimated 2% decline in

North American deaths.  North America experienced one of the largest drops in year-over-year deaths in the past 30 years.  Burial volume was also negatively impacted by the rate at which consumers opted for cremation.  A decline in the average selling price driven by aggressive price competition also contributed to the decrease.

•                  Gross profit decreased 14% to $51.2, representing 35.1% on a percentage-of-sales basis.  The decline was due to lower volume and average selling price, short-term transition costs including those related to the shift consolidation, increased distribution and commodity costs, and restructuring charges. Excluding current year restructuring charges ($0.4), Batesville’s adjusted gross profit was $51.6 representing 35.4% on a percentage-of-sales basis.

Batesville’s management consistently sizes operations to respond to changing market conditions and consumer preferences, and continuously evaluates capacities to ensure products are manufactured in the most efficient manner possible.  As mentioned above, Batesville consolidated the first and second shifts earlier in the year at one of its plants.  We expect this change to deliver approximately $5.0 of annual savings going forward; however, we did incur certain transition costs upon implementation that must be considered in determining the net long-term savings.  In the current quarter, Batesville experienced approximately $1.0 in short-term transition costs related to the shift consolidation that have negatively impacted gross margin.

•                  The ratio of operating expenses to sales was 17.4%, an increase of 30 basis points.  The adjusted operating expense to sales ratio increased by 50 basis points to 16.7% from 16.2%.  The adjusted operating expense to sales ratio excludes restructuring charges related to termination benefits ($1.0 in 2012 and $0.7 in 2011) and antitrust litigation expense ($0.7 in 2011).  In the third quarter, Batesville incurred restructuring charges ($1.0) related to a workforce reduction.  We estimate that this change will deliver annual savings of approximately $4.0 and do not anticipate that we will incur significant additional costs related to these activities.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

•                  Revenue decreased 6% to $455.1 primarily due to a decline in burial volume.  The burial volume decline was caused by an estimated 4 to 5% reduction in North American burials, driven in part by an estimated 2% decline in North American deaths.  The decline in fiscal year 2012 was in part due to a very mild pneumonia and influenza season and represented one of the largest drops in year-over-year North American deaths in the past 30 years.  Burial volume was also negatively impacted by the rate at which consumers opted for cremation.

•                  Gross profit decreased 16% to $171.0.  The decline was primarily due to lower volume, short-term transition costs including those related to the shift consolidation, increased commodity costs, and restructuring charges. Excluding restructuring charges, adjusted gross profit was $173.4 or 38.1% on a percentage-of-sales basis.

•                  The ratio of operating expenses to sales was 15.8% compared to 16.1% in the prior year.  The adjusted operating expense to sales ratio was 15.3%, an improvement of 50 basis points over the prior year adjusted ratio of 15.8%.  The adjusted operating expense to sales ratio excludes restructuring charges ($1.0 in 2012 and $0.7 in 2011) related to termination benefits and antitrust litigation expense ($0.5 in 2012 and $1.3 in 2011).  Adjustments also include the impact of the long-term incentive compensation related to the current year international integration ($0.8) and sales tax recoveries ($0.7) in the prior year.  Management continues to adjust the cost structure to offset declining volumes and reduced compensation and benefit expenses this year by $6.0.  This included $1.9 of savings in the first quarter related to changes in employee benefits that we do not expect to take place again in the future.

Process Equipment Group

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$92.7	100.0	$60.6	100.0	$274.6	100.0	$169.5	100.0
Gross profit	39.6	42.7	26.8	44.2	117.8	42.9	76.2	44.9
Operating expenses	26.6	28.7	17.6	29.0	83.2	30.3	51.6	30.4
Operating profit	13.0	14.0	9.2	15.2	34.6	12.6	24.6	14.5

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

•                  Revenue increased by 53% to $92.7, and by 56% on a constant currency basis.  The increase was attributable in part to the Rotex acquisition completed in August 2011, as well as growth in the existing Process Equipment Group’s revenue.

Future revenue associated with the Process Equipment Group is influenced by order backlog because there is a lead time involved in manufacturing specialized equipment and parts for customers.  Though backlog can be an indicator of future revenue, it might not include many projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.  Based upon new orders accepted, less orders completed and shipped, backlog increased from $136.5 on March 31, 2012, to $140.1 on June 30, 2012.

•            Gross profit increased 48% to $39.6 primarily due to revenue growth, including growth from the Rotex acquisition in August 2011.  Gross profit margin declined by 150 basis points to 42.7%, primarily due to product mix, market factors that impact pricing, and restructuring costs.   Adjusted gross profit margin was 43.6% in 2012 and excludes $0.8 of restructuring costs, primarily termination benefits and accelerated depreciation related to the closure of one manufacturing plant.

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

We continue to see progress in the implementation of Hillenbrand Lean Business principles in our Process Equipment Group.  Earlier this year we strategically realigned the Process Equipment Group through the consolidation of certain manufacturing facilities.  This resulted in the closure of one manufacturing plant enabling the Process Equipment Group to more efficiently meet customer needs, while continuing to provide the same high-quality products and services.

•                  The ratio of operating expenses to sales improved by 30 basis points to 28.7%, primarily attributable to the integration of Rotex, which has a lower operating expense to sales ratio.  The Process Equipment Group incurred $0.2 in restructuring costs related to the consolidation of manufacturing facilities.  Excluding these restructuring charges, the operating expense to sales ratio improved by 40 basis points to 28.5%.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

•                  Revenue increased 62% to $274.6.  Foreign currency translation did not significantly impact revenue during the period.  The increase was attributable in part to the Rotex acquisition completed in August 2011, as well as growth in the existing Process Equipment Group’s revenue.  Backlog increased by $21.1 over the past nine months from $119.0 on September 30, 2011, to $140.1 on June 30, 2012.

•            Gross profit increased 55% to $117.8 primarily due to revenue growth, including growth from the Rotex acquisition in August 2011.  Gross profit margin declined by 200 basis points to 42.9% primarily due to product mix, market factors that impact pricing, larger system sales, and restructuring costs.  Excluding restructuring costs ($1.1), adjusted gross profit margin was 43.3%, a decline of 160 basis points.

•            The ratio of operating expenses to sales improved by 10 basis points to 30.3% and by 200 basis points to 28.3% on an adjusted basis.  Adjustments include restructuring charges ($2.7) and backlog amortization ($2.5).  The value of the backlog was recorded as an asset at the time of acquisition and subsequently expensed when the related revenue was recognized.  No further backlog amortization will be recognized related to the Rotex acquisition.

Corporate

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012		2011		2012		2011
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating expenses, excluding business acquisition costs and long-term incentive compensation related to the international integration	$5.6	2.3	$7.5	3.6	$20.9	2.8	$23.5	3.6
Long-term incentive compensation related to the international integration	—	—	—	—	1.2	0.2	—	—
Business acquisition costs	0.2	0.1	0.3	0.1	1.2	0.2	1.5	0.2
Operating expenses	$5.8	2.4	$7.8	3.7	$23.3	3.2	$25.0	3.8

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating expenses excluding business acquisition costs and long-term incentive compensation related to the international integration declined by $1.9 to $5.6.  This represents a 130-basis-point improvement on a percentage-of-sales basis and was primarily due to a decrease in long-term incentive compensation driven by operating results.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Operating expenses, excluding business acquisition costs and long-term incentive compensation related to the international integration, declined $2.6 to $20.9.  This represents an 80-basis-point improvement on a percentage-of-sales basis and was due in part to leveraging our established corporate group over a growing business platforms base and a decrease in long-term incentive compensation driven by operating results.  When Hillenbrand was first established as a separate public company in 2008, we created a centralized corporate infrastructure to manage the Company’s business platforms.  We anticipate that this expense base will continue to decline as a percentage of sales.

Non-GAAP Operating Performance Measures

The following are reconciliations from GAAP operating performance measures to the relevant non-GAAP (adjusted) performance measures.

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$147.6	$(1.2	)(a)	$146.4	$125.1	$—		$125.1
Gross profit	90.8	1.2		92.0	86.1	—		86.1
Operating expenses	57.8	(1.5	)(b)	56.3	51.2	(1.8	)(d)	49.4
Operating profit	33.0	2.7		35.7	34.9	1.8		36.7
Income tax expense	8.6	0.9	(c)	9.5	10.5	0.6	(c)	11.1
Net income	21.3	1.8		23.1	22.5	1.2		23.7
Diluted EPS	0.34	0.03		0.37	0.36	0.02		0.38

	Nine Months Ended June 30, 2012				Nine Months Ended June 30, 2011
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$440.9	$(3.5	)(a)	$437.4	$373.0	$—		$373.0
Gross profit	288.8	3.5		292.3	279.2	—		279.2
Operating expenses	178.6	(10.1	)(e)	168.5	154.4	(3.0	)(g)	151.4
Operating profit	110.2	13.6		123.8	124.8	3.0		127.8
Income tax expense	20.6	15.0	(f)	35.6	43.2	1.0	(c)	44.2
Net income	80.0	(1.4)		78.6	82.6	2.0		84.6
Diluted EPS	1.28	(0.02)		1.26	1.33	0.03		1.36

(a)	Restructuring
(b)	Restructuring ($1.2), business acquisition costs ($0.2), and antitrust litigation ($0.1)
(c)	Tax effect of adjustments
(d)	Restructuring ($0.7), antitrust litigation ($0.7), and business acquisition costs ($0.4)
(e)	Backlog amortization ($2.5), restructuring ($3.7), long-term incentive compensation related to the international integration ($2.2), business acquisition costs ($1.2), and antitrust litigation ($0.5)
(f)	Tax benefit of the international integration ($10.4) and tax effect of adjustments ($4.6)
(g)	Restructuring ($0.7), antitrust litigation ($1.3), business acquisition costs ($1.7), and sales tax recoveries ($0.7)

We have previously discussed our strategy to selectively acquire manufacturing businesses with a record of success which could benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use Earnings Before Interest, Income Tax, Depreciation, and Amortization (“EBITDA”), among other measures, to monitor our business performance.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income	$21.3	$22.5	$80.0	$82.6
Interest income	(0.1)	(0.8)	(0.4)	(7.2)
Interest expense	3.0	2.6	8.8	8.3
Income tax expense	8.6	10.5	20.6	43.2
Depreciation and amortization	9.4	8.7	31.0	26.0
EBITDA	$42.2	$43.5	$140.0	$152.9
Long-term incentive compensation related to the international integration	—	—	2.2	—
Restructuring	2.3	0.7	7.0	0.7
Other	0.2	1.1	1.7	2.3
EBITDA - Adjusted	$44.7	$45.3	$150.9	$155.9

Note: “Other” includes antitrust litigation, business acquisition costs, and sales tax recoveries.

For the three and nine months ended June 30, 2012, consolidated adjusted EBITDA decreased $0.6 (1%) and $5.0 (3%) primarily due to the decline in burial volume at Batesville, offset in part by the Rotex acquisition completed in August 2011 and by growth in existing Process Equipment Group revenue.

Liquidity and Capital Resources

We believe the ability to generate cash is critical to the value of the Company.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first nine months of fiscal year 2012 to the same period last year.

We discuss how we see cash flow being affected for the next 12 months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

	Nine Months Ended June 30,
	2012	2011
Cash flow provided by (used in):
Operating activities	$109.6	$155.3
Investing activities	(13.6)	98.7
Financing activities	(194.0)	(165.5)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	11.4
Net cash flow	$(99.5)	$99.9

Cash provided by operating activities decreased $45.7 primarily due to the full collection of the Forethought note in the prior year and the decline in Batesville operating results, offset in part by the Rotex acquisition completed in August 2011 as well as growth in the existing Process Equipment Group.

Cash from investing activities for the nine months ended June 30, 2012 was a $13.6 net cash outflow compared to a prior year net cash inflow of $98.7.  This fluctuation was primarily due to the full collection of the Forethought note, the sale of our remaining auction rate securities, and the return of investment capital from affiliates in the prior year, as well as increased capital expenditures in the current year.

Cash used in financing activities increased $28.5 as a result of higher net repayments on the revolving credit facility in fiscal year 2012.

Our cash balance decreased $99.5 from September 30, 2011 to $16.0 at June 30, 2012, largely related to the impact of our international integration.  Prior to the completion of our international integration, we held significant amounts of cash at our international affiliates that could not efficiently be utilized to pay down our revolving credit facility.  We can now more efficiently move cash globally, and we expect that our new credit facility will enhance this ability further. See Item 1, Note 18 for further details.  From a balance sheet perspective, our net debt (total debt less cash) improved from $316.0 at September 30, 2011 to $257.6 at June 30, 2012, a net decrease of $58.4.

12-Month Outlook

We believe that our cash on hand, cash generated from operations, and cash available under our revolving credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations.  We may use additional cash generated by the business to pay down our revolving credit facility or we may borrow additional amounts depending on our working capital needs.  As a result, the amount borrowed as of the end of a period may not be representative of the balance during the period.  We entered into a new revolving credit facility on July 27, 2012.  See Item 1, Note 18 for further details.

The cash at our foreign subsidiaries totaled $11.2 at June 30, 2012.  The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our foreign subsidiaries.

Other Liquidity Matters

As of June 30, 2012, we: (i) had $6.5 in outstanding letters of credit under our revolving credit facility, (ii) were in compliance with all covenants, and (iii) had access to the remaining $268.5 of borrowing capacity available.  In addition, we had approximately $18.3 of available credit under our Swiss facilities as of that date.  There were no borrowings under these facilities as of June 30, and availability was reduced by $4.9 for outstanding bank guarantees.

We are currently authorized by our Board of Directors to repurchase shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.

Under the Distribution Agreement with Hill-Rom, our ability to borrow under the revolving credit facility for certain strategic transactions, such as acquisitions, may be limited.  For more information refer to our Annual Report on Form 10-K for the year ended September 30, 2011.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations or Contingent Liabilities and Commitments

There were no significant changes to our contractual obligations or contingent liabilities and commitments during the three months ended June 30, 2012.

Critical Accounting Estimates

During the three months ended June 30, 2012, there were no significant changes to this information, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2011.

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

Item 4.        CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the Certifying Officers), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 14 to the interim consolidated financial statements included in Part I, Item 1of this report.

Item 1A.     RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011.  There have been no material changes to the risk factors described in that report.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended June 30, 2012.

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

HILLENBRAND, INC.

Date: August 1, 2012	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

Date: August 1, 2012	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	Instance document
Exhibit 101.SCH**	Schema document
Exhibit 101.CAL**	Calculation linkbase document
Exhibit 101.LAB**	Labels linkbase document
Exhibit 101.PRE**	Presentation linkbase document
Exhibit 101.DEF**	Definition linkbase document

*                 Filed herewith.

**          Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.