Form 10-K
period 2012-09-30
Hillenbrand, Inc.
filed 2012-11-26
CIK 1417398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 30, 2012 was $1,435,908,427.  As of November 15, 2012, 62,618,678 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. These will be filed no later than January 14, 2013.

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

In this section of the Form 10-K, we provide you a basic understanding of our Company, our reportable segments, the products we manufacture and sell, how we distribute our products, with whom we compete, and the key inputs to production.  We also provide you background on industry trends, regulatory matters, key patents and trademarks important to our business, and an explanation of our business strategies.  Finally, we provide you a brief background on our executive officers so that you can understand their experience and qualifications.

Further quantitative information about the business is set forth in Note 14 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

General

Hillenbrand, Inc. is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  Hillenbrand has two business platforms: the Process Equipment Group and Batesville®.  The Process Equipment Group is a recognized leader in the design and production of equipment and systems used in processing applications and Batesville is a recognized leader in the North American funeral products industry.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries.

Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  Hillenbrand became a publicly traded company as the result of the separation of Hillenbrand Industries, Inc. (also referred to by its new corporate name, Hill-Rom Holdings, Inc., or “Hill-Rom”) into two separate publicly traded companies, Hillenbrand and Hill-Rom, through a tax-free distribution on March 31, 2008, of Hillenbrand shares to Hill-Rom’s shareholders.

Although Hillenbrand has been a separate public company for more than four years, the businesses operated by Hillenbrand have been in place for decades.  Batesville serves as the Company’s core cash-generating operation, providing strong annual operating cash flows.

Batesville’s performance has allowed management to invest in acquisitions that provide diversification, with a focus on companies with revenue growth opportunities and an ability to benefit from Hillenbrand’s strong core competencies.  With the acquisition of K-Tron International, Inc. and its subsidiaries (“K-Tron”) in April 2010 and Rotex Global, LLC (“Rotex”) in August 2011, now comprising the Process Equipment Group, Hillenbrand added companies with long profitable histories and multiple pathways for revenue and earnings growth.  See Note 17 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our planned acquisition of Coperion Capital GmbH (Coperion), expected to close in early December 2012.

Hillenbrand’s strong, steady cash flow since becoming a separate publicly traded company has also provided the foundation to pay a meaningful dividend to shareholders.  The annual dividend has increased each year, growing from $0.73 per share in 2008 to $0.77 per share in 2012.

We believe we can most effectively continue to increase shareholder value by leveraging our strong financial position and core competencies to continue to build a global diversified industrial company with strong positions in multiple industries.  Our long-term value creation strategy consists of:

•                  Growing revenue and income within our existing platforms through organic growth and targeted acquisitions:  Each operating company within the business platforms has specific organic growth targets.  Our operating companies may also grow by select “add-on” acquisitions that are complementary to their organic growth strategies.  They are committed to achieving superior operational performance by employing Hillenbrand’s core competencies described below:

•                  Lean business:  continuously improving quality and customer satisfaction, increasing effectiveness and operational efficiency, driving costs down, and developing lean leaders;

•                  Talent development:  successfully recruiting, intentionally developing, retaining, and deploying talent in the organization for improved execution and results; and

•                  Strategy management:  overseeing the development, execution, and continuous assessment of strategic direction, serving as the basis for annual and long-term business planning.

•                  Using our strong cash flow and debt capacity to invest in additional growth platforms: We will focus on companies that can benefit from our core competencies and that meet our financial, cultural, and business model criteria.  In support of this effort, we intend to continue to enhance our public company capabilities to ensure that we remain compliant, efficient, well-controlled, and capable of supporting both current and future acquisitions.

Process Equipment Group

We acquired K-Tron in April 2010 and Rotex in August 2011.  These two businesses comprise what we now refer to as the Process Equipment Group.  The Process Equipment Group designs, produces, markets, sells, and services bulk solids material handling equipment and systems for a wide variety of industries, including plastics, food, chemicals, pharmaceuticals, power generation, coal mining, pulp and paper, frac sand, industrial minerals, agribusiness, recycling, wood and forest products, and biomass energy generation.  Global demand is increasing for products sold by many of the industries the Process Equipment Group serves, such as fertilizer, processed food, plastics, and energy.  This growth in demand is due specifically to rapid development in many emerging markets, an expanding global middle class and, in general, to global population growth.

Products and Services

Under the K-Tron brand, the Process Equipment Group designs, produces, markets, sells, and services feeders and pneumatic conveying equipment.  This equipment can be sold as stand-alone products or as part of engineered systems, where one or more feeders are combined with pneumatic conveying and other complementary materials handling equipment.  Feeding equipment controls the flow of materials into a manufacturing process.  Pneumatic conveying equipment and related systems are used in many of the same industries as feeders to transport bulk solids from point to point within a manufacturing process.  K-Tron products serve a variety of industries including plastics, processed food, pharmaceuticals, chemicals, and non-woven fabric.

The Process Equipment Group also designs, manufactures, markets, and sells size reduction equipment that is used to reduce various materials to a smaller size.  It has three primary brands that serve a variety of industries.  Pennsylvania Crusher™ and Gundlach® products are used to crush various materials related to processes in the power generation, mining, quarrying, glass making, salt processing, fertilizer manufacturing, and other industries.  Jeffrey Rader® products include equipment used in the pulp and paper, wood and forest, and biomass industries.

Key size reduction products include hammer mills, which crush materials by impact from hammers, then scrub the materials against a screen for desired size; double-roll crushers, which break material by compression; a variety of wood and bark hogs, chip sizers, screening equipment, and pneumatic and mechanical conveying systems; and storage/reclamation systems.  Other size reduction products include specialty crushers and other equipment.

Under the Rotex brand, the Process Equipment Group designs, produces, markets, sells, and services dry material separation machines.  These machines sort dry, granular products based on the size of the particles being processed.  For example, they can be used in grading sugar into various size groupings for different purposes such as table, super fine, and powdered sugar.  Rotex serves a variety of industries including frac sand, potash, urea, phosphates, chemical, agricultural, plastics, and food processing.

Approximately 40% of the Process Equipment Group’s revenue is derived from the sale of replacement parts.  This business has recurring sales that often follow an installed base of equipment for decades.

Sales, Distribution, and Operations

The Process Equipment Group sells its material handling equipment and systems throughout the world to a wide variety of industrial and engineering customers using a combination of direct sales and a global network of independent sales representatives and distributors.  A significant portion of sales are made through independent sales representatives who are compensated by commission, which tends to make sales expense vary directly with revenue changes.  In situations where a representative purchases our equipment and resells it as a distributor, we sell the product at a price net of commission, depending on the type of product sold.

Due to the nature of the Process Equipment Group’s business, equipment and systems orders are often for unique, engineered-to-order items.  Therefore, the Process Equipment Group does not typically maintain significant amounts of raw material and component stock inventory on hand at any one time, except to cover replacement part orders.  Products are generally assembled and tested at the Process Equipment Group facilities and then shipped to a customer’s desired location.

Future revenue for the Process Equipment Group is influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it might not include many projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than United States (“U.S.”) dollars.

Customers

The Process Equipment Group’s customers exist in multiple industries, including the plastics, food, chemical, pharmaceutical, power generation, coal mining, pulp and paper, frac sand, wood and forest products, and biomass energy generation industries.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one customer accounted for more than 10% of the Process Equipment Group’s consolidated net revenue during the year ended September 30, 2012.  For large or customized orders, customers generally pay a deposit and make progress payments in advance of delivery.

Competition

We believe the Process Equipment Group holds leading positions in key industries because of brand name recognition, design and quality of its products, years of application experience, product support services, and commitment to serving the needs of its customers.

The Process Equipment Group faces strong competition in the markets in which it competes.  Its competitors range in size from small privately-held companies serving narrow market segments or geographical areas to larger well-known global companies serving national and international markets with multiple product lines.  We believe its base of replacement parts business and its strong worldwide network of suppliers and dealers will allow the Process Equipment Group to maintain its leading market positions even during economic downturns.

Raw and Component Materials

The manufacturing of the Process Equipment Group’s products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings into machined parts.  These parts are then combined and assembled with other component parts purchased from third-party vendors.  Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from sole sources.  The Process Equipment Group has not experienced any significant production delay that was primarily attributable to an outside supplier.

Strategy

Leadership of the Process Equipment Group is focusing on three strategic initiatives to drive growth:

Profitably grow top-line revenue in our core Process Equipment Group operating companies

•

The Process Equipment Group is widely recognized as a leader for material handling equipment, systems, and product support services in a wide range of process industries. To enhance that leadership position, the Process Equipment Group will continue to invest in key areas, particularly new product development, systems engineering, and human resources, to maintain and extend its technological leadership. In certain market segments, the Process Equipment Group plans to promote its capabilities as a broader solutions provider to meet the needs of customers.

•

The Process Equipment Group provides products and product support services that have significant presence in the North American coal-fired power, coal mining, fertilizer and mineral extraction, biomass energy, food, and pharmaceutical industries. These products have significant sales potential in other areas of the world and, as such, more aggressive sales and marketing initiatives will be initiated for these products and services in targeted markets outside its current base of business.

•

The Process Equipment Group serves its existing customers through a well-established distribution and service organization that spans the globe. It will continue to increase global leadership by expanding its distribution network into new and developing geographic markets and industries that have high growth potential and are less prone to cyclical swings.

•

The Process Equipment Group’s commitment to efficient delivery of technological capabilities around the world will be supported by ongoing and new investment in strategically placed engineering, testing, and manufacturing facilities and sales and service support capabilities.

Continued growth through acquisitions

•

The material handling equipment manufacturing industry is fragmented both in terms of product offering and geographic reach, whereas many customers operate on a global basis.  The Process Equipment Group will continue to search for high quality add-on acquisition opportunities that will allow it to expand its sales offering with complementary products through its global distribution network.  This will position the Process Equipment Group to offer its global customers standardized solutions for use in their worldwide facilities and will also position it as the local supplier of choice for national and regional customers.

•

Consistent with the strategy of globalization, the Process Equipment Group will continue to look for acquisitions that either expand its global footprint outside the U.S. or accelerate the execution of its strategy to build a leadership position in material handling systems to targeted industries.

Utilize lean business principles to increase profit margins

•	The Process Equipment Group has begun implementing Hillenbrand Lean Business principles in engineering, procurement, and manufacturing to reduce lead times, improve quality, and drive down costs.
•

The Process Equipment Group is dedicating financial and human resources to create globally standardized and integrated business processes which maximize efficiencies in its product design, manufacturing, sales, and services functions.

Batesville

Batesville® is a recognized leader in the North American funeral products industry, where it has been designing, manufacturing, distributing, and selling funeral service products and solutions to licensed funeral directors operating licensed funeral homes for more than 100 years.  Batesville-branded products include:  burial caskets; cremation caskets; containers; cremation vaults, urns; burial vaults; selection room display fixturing for funeral homes; personalization and memorialization products and services; and web-based applications which include the creation and hosting of websites for licensed funeral homes.

Products and Services

Most Batesville brand metal caskets are electronically welded and utilize rubber gaskets and a locking bar mechanism.  Batesville’s gasketed caskets are made of carbon steel, stainless steel, copper, and bronze.  Batesville premium steel caskets also employ an alloy bar to help protect the casket cathodically from rust and corrosion, a feature we believe is found only on Batesville-produced caskets.  We also produce and market non-gasketed steel products.

Batesville solid and veneer hardwood caskets are made from a variety of woods, which are offered in more than nine different species.  Batesville veneer caskets are manufactured using a proprietary process for veneering that allows for rounded corners and a furniture-grade finished appearance.  The Company also manufactures and provides Marsellus® premium solid wood caskets, and cloth-covered and all-wood caskets suitable for green burials.

Batesville has a complete line of burial vault offerings that includes the Endura® and Engevity™ burial vaults and a grave liner.  Made of lightweight nonporous polyethylene, the burial vaults offer the strength and durability to withstand the weight of the earth and heavy cemetery equipment, while providing significant advantages due to their innovative material design.  The lightweight nature of the material allows for reduced labor and heavy equipment costs at the cemetery and improved safety, while the multiple layers of material provide barriers for strength, durability, and resistance to water.

The Options® by Batesville’s cremation business is focused on helping funeral professionals capitalize on the growing trend to select cremation.  In addition to a broad line of cremation caskets, containers, urns, jewelry, and keepsakes, Options offers training, merchandising, and packaging support, and a complete line of marketing support materials to educate families on cremation choices.  Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard.  Batesville’s memorial urns are made from a variety of materials including bronze, acrylic, wood, cloisonné, and marble.  The Company also offers a broad selection of biodegradable urns and scattering urns.

Batesville Interactive is the largest provider of funeral home websites and a trusted technology partner to thousands of funeral homes across North America. Batesville Interactive offers a suite of integrated, easy-to-use technology products and services that provide funeral directors with stronger connections with their communities and better brand recognition.  Core technology offerings include WebLink® funeral home websites, TributeLink® online video tributes, and ObitLink®, an online obituary solution offered in partnership with Legacy.com®.  Batesville also has exclusive agreements with national brands like FTD.COM, Inc., that make it easy for families to order sympathy flowers, cards, and gifts directly from the funeral home’s website.  These solutions are marketed as part of Batesville’s Expressions of Sympathy™ offerings and are available to licensed funeral homes using Batesville’s WebLink websites.

Sales, Distribution, and Operations

Batesville offers several marketing and merchandising programs to funeral professionals for caskets, cremation products, and burial vaults.  Batesville-branded caskets are marketed by a direct sales force only to licensed funeral professionals operating licensed funeral establishments throughout the U.S., Puerto Rico, Canada, Mexico, the United Kingdom, and Australia.  In the absence of state licensing requirements, we market to full-service funeral establishments offering funeral products in conformance with state law.  A portion of Batesville’s sales are made to national funeral service providers under contracts.  None of Batesville’s customers account for more than 10% of consolidated net revenue during the year ended September 30, 2012.  We also serve more than 12,000 independent, privately owned funeral homes across North America.

Demographics and Customer Preferences

The death of a family member or loved one causes most people to seek the services of a state-licensed funeral director.  Most consumers have limited familiarity with funeral-related products and expect funeral directors to provide information on product and service alternatives.  Although caskets and urns can be purchased from a variety of sources, including internet sellers and casket stores, the overwhelming majority of those who arrange a funeral purchase these products directly from the funeral home.

Prior to 2012, the total number of deaths in North America had been relatively flat for a number of years.  However, we experienced one of the largest declines in thirty years during 2012.  We expect that the number of North American deaths will return to a relatively flat level in the future; however, we cannot be certain of this.  The rate at which consumers opt for cremation has been steadily increasing.  Cremations as a percentage of total deaths now represent more than one-third in the U.S. and more than one-half in Canada.  These factors have yielded a decline in the total number of burials in North America.  The current trends are expected to continue for the foreseeable future until the post-World War II spike in births causes an increase in deaths.  While the primary drivers of market size are population and age, the actual number of deaths (and, therefore, the actual number of caskets sold) is affected by a variety of additional factors, including improving healthcare and the severity of seasonal pneumonia and influenza outbreaks.  The unpredictability of these factors can cause periodic fluctuations in industry demand patterns and revenue generated in any given fiscal period.  While it is difficult to accurately predict the number of deaths on a monthly or annual basis, we anticipate that the number of deaths in North America should remain relatively flat and the cremation rate should continue to increase, resulting in a steady decline in the demand for burial caskets for the foreseeable future.  In addition, the funeral products industry has experienced a long-term decline in the product mix of burial caskets sold, a trend that has also affected Batesville’s financial results.

Competition

Batesville is a recognized leader in the sale of funeral service products in North America.  Competition in this industry is based on product quality, design features, personalization, price, delivery, and service.  Batesville competes with several national casket manufacturers/distributors, regional manufacturers/distributors, and more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments.  Some non-traditional funeral product providers, such as large discount retail stores, casket stores, and internet casket retailers, sell caskets directly to consumers.  The industry has also seen a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  For the past three years, sales from these non-traditional and Chinese providers have remained relatively stable and represent a small percentage of total casket sales in North America, collectively less than 5%.

The effect of declining casket demand continues to put added economic pressures on casket manufacturers and distributors as they seek to maintain volume.  Existing domestic over-capacity and commodity price increases further impacts these pressures, resulting in higher per unit costs.

Raw Materials

Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, zinc, and magnesium alloy in the manufacture of its caskets.  Although most of these raw materials are generally available from several sources, some are currently procured from a single source.

Volatility in the prices Batesville pays for raw materials used in its products, including steel, fuel, petroleum-based products, and fuel-related delivery costs, has a direct effect on profitability.  Batesville generally does not engage in hedging transactions for these purchases, but does enter into fixed-price supply contracts at times.  Batesville regularly takes steps to offset the impact of volatility in raw material and fuel prices, including lean business initiatives and various sourcing actions.

Most of Batesville’s sales are made pursuant to supply agreements with its customers, and historically it has instituted annual price adjustments to help offset some, but not necessarily all, raw material cost increases.

Strategy

While volume growth in the burial casket space continues to be limited, there are opportunities to generate additional business within a wider range of funeral products and services.  Batesville’s leadership team is focusing on three categories of strategic initiatives to drive growth:

Recognize and respond to unique needs in the funeral products industry

•            Batesville will capitalize on niche casket opportunities where we can remain differentiated and will continue to demonstrate the value its Batesville-branded products and services bring to funeral home operations and the families served by our customers of all sizes across North America.

•            Batesville will expand its personalization platforms by investing in its marketing capabilities and brand promotion to launch products with consumer-oriented features.

•            Batesville will continue to expand The Options® by Batesville brand as we expect continued growth in this product line as more consumers choose cremation over burial.

•            Batesville will continue to expand its position as the largest provider of funeral home websites in North America, a service we believe provides many family-owned funeral homes access to resources and capabilities they may not otherwise have or wish to develop on their own.  As additional consumers use the internet as their first point of contact when making a purchase decision, Batesville technology offerings help to improve the visibility of the local funeral home to the families in their community.

•            Batesville Vault Solutions is a natural extension of the Batesville strategy to provide additional products and services to funeral home customers.  Our goal is to provide funeral directors alternative products and services that generate revenue within the vault business.

Build and deliver integrated solutions that provide quantifiable value to our customers

•            Batesville will continue to focus on providing integrated solutions that lead the funeral products industry and are uniquely integrated to provide greater value for our customers.

Utilize lean business principles as an integrated business system to deliver operational efficiencies

•            Batesville’s highly integrated manufacturing facilities utilize “one-piece flow” to manufacture caskets and “pull production” from their stamping and wood processing facilities that quickly and efficiently feed its high-velocity distribution network.  These processes allow Batesville to carry lower inventory while still meeting the growing demand of its customers.  Batesville intends to continue to leverage its processes to allow it to carry lower inventory per sales dollar than its competitors, enabling customers to carry few or no products in their funeral homes, while continuing to achieve on-time delivery.

•            Batesville’s effective execution of Hillenbrand Lean Business improves product quality and customer satisfaction, which paves the way to annual lead time and cost reductions in its operations, distribution, and administrative functions.

•            Batesville will continue to capitalize on its leadership position as the largest manufacturer and distributor of caskets and containers in North America to capture efficiencies that allow Batesville to compete with a low cost structure.

Regulatory Matters

Both the Process Equipment Group and Batesville are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes.  We are committed to operating all our businesses in a manner that protects the environment and causes us to be viewed as good corporate citizens in the communities in which we operate.  In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts.  From time to time we provide for reserves in our financial statements for environmental matters.  We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues.  Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost for the onsite remediation activities in which we are currently involved to be material.  Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future.  The cost or need for any such additional expenditure is not known.

Patents and Trademarks

We own a number of patents on our products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.  We also own a number of trademarks and service marks relating to products and product services which are of importance.  We believe the marks “Pennsylvania Crusher™,” “Gundlach®,” “Jeffrey Rader®,” “K-Tron™,” “Rotex®,” and “Batesville®” are of material significance to our business as a whole.

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

Foreign Operations and Export Sales

Quantitative information about foreign operations is set forth in tables relating to geographic information in Note 14 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.  For a discussion of risks related to our non-US operations and foreign currency exchange, refer to Part 1, Item 1A. Risk Factors, of this Form 10-K.

Employees

At September 30, 2012, we had approximately 3,900 employees worldwide.  Approximately 3,200 employees are located within the U.S. and 700 employees are located outside of the U.S., primarily throughout Mexico, Europe, and China.  Approximately 1,000 employees in North America and the United Kingdom work under collective bargaining agreements with expiration dates ranging from March 2013 to August 2016.  Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions representing those employees.  As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

Executive Officers of the Registrant

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 15, 2012.

Kenneth A. Camp, 67, has served as a director and as President and Chief Executive Officer of the Company since February 8, 2008.  Mr. Camp previously served as President of Batesville from May 1, 2001, until June 16, 2008.  Mr. Camp previously held various positions with our former parent corporation, Hillenbrand Industries, Inc., commencing October 8, 2001.  He served as Senior Vice President of that company from October 1, 2006, until his resignation from that position on March 31, 2008, as part of the spin-off.  Mr. Camp has also held various positions at Batesville since beginning his business career with that company in 1981, including Senior Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.  Mr. Camp also serves on the boards of the Manufacturers Alliance/MAPI and the National Association of Manufacturers.

Joe A. Raver, 46, was elected President of Process Equipment Group effective April 4, 2011.  He previously served as President of Batesville, effective June 16, 2008, and has been Senior Vice President of Hillenbrand since July 15, 2008.  Prior to serving as President of Batesville, Mr. Raver served as Vice President and General Manager of the Respiratory Care Division of Hill-Rom, a leading global provider of medical equipment and services.  He joined Hill-Rom in 2004 as Vice President of Strategy and Shared Services.  Prior to joining Hill-Rom, Mr. Raver spent 10 years in a variety of leadership positions at Batesville and Hill-Rom, culminating in being named Vice President of Logistics at Batesville in 2002.

Kimberly K. Dennis, 45, was elected President of Batesville and Senior Vice President of the Company effective April 4, 2011.  Most recently she served as Senior Vice President, North America Post-Acute Care of Hill-Rom.  Prior to that, she held Vice President roles at Hill-Rom leading its Turnaround Program, Shared Services and Information Technology from 2005 to 2007.  Prior to 2005, Ms. Dennis served in a number of senior roles within Hillenbrand Industries and its subsidiaries including Vice President, Shared Services; Batesville Casket Vice President, Business Information Systems; and Director, Enterprise Systems between 2000 and 2005.  Her career began in 1989 with Batesville Casket Company.  During her tenure, she held positions of increasing responsibility in finance, planning, operations, logistics, and information technology in assignments at Batesville Casket Company and Hillenbrand.

Cynthia L. Lucchese, 52, was elected Senior Vice President and Chief Financial Officer of the Company effective February 8, 2008.  From 2005 to 2007, she served as Senior Vice President and Chief Financial Officer for Thoratec Corporation.  Prior to that, she worked 10 years for Guidant Corporation, now a part of Boston Scientific Corporation, in a variety of senior finance roles, including Vice President and Treasurer, Corporate Controller and Chief Accounting Officer, and Vice President of Finance and Administration of the Guidant Sales Corporation.  Ms. Lucchese was also previously employed by Eli Lilly and Company and Ernst & Young LLP.

Paul Douglas Wilson, 60, was elected Senior Vice President, Chief Administrative Officer of the Company effective January 3, 2011.  Prior to that, Mr. Wilson served as Senior Vice President, Human Resources effective March 14, 2008.  Prior to joining Hillenbrand, Mr. Wilson served as Vice President, Worldwide Merger Integration, for Boston Scientific Corporation, following the close of the merger between Boston Scientific and Guidant Corporation in 2006.  Mr. Wilson joined Guidant Corporation in 2002 and served as Vice President of Human Resources, the chief human resources officer.  Prior to Guidant, Mr. Wilson was president and a principal of Ronald Blue & Co., a privately held firm providing financial planning, investment management, tax planning, and philanthropic counsel.  Mr. Wilson began his career with Eli Lilly and Company, where he spent 20 years in a variety of increasingly senior executive human resource roles.

John R. Zerkle, 58, was elected Senior Vice President, General Counsel, and Secretary of the Company effective February 8, 2008.  Most recently, Mr. Zerkle had served as Vice President and General Counsel of Batesville since March 2004.  From September 2002 to February 2004, Mr. Zerkle served as Vice President and General Counsel of Forethought Financial Services, Inc., then a subsidiary of Hill-Rom.  He also served as Compliance Officer for Forethought Investment Management, Inc.  Prior to joining Forethought, Mr. Zerkle was in private practice for 20 years, where he focused his practice on corporate, securities, regulatory, and banking law matters.

Diane R. Bohman, 42, was elected Vice President, Corporate Strategy of the Company effective June 6, 2011.  Ms. Bohman previously served as Batesville’s Vice President, Logistics; Vice President and Chief Financial Officer; and Vice President, Strategy, from 2005 to 2011.  Prior to this, Ms. Bohman worked for seven years at Hill-Rom, holding several positions of increasing responsibility in the finance organization.  She began her career in the business assurance practice of Coopers & Lybrand, LLP.  Ms. Bohman is a Certified Public Accountant.

Scott P. George, 58, was elected Senior Vice President, Corporate Development of the Company effective January 23, 2012.  Mr. George previously served as managing director and head of the Illinois practice for P&M Corporate Finance, LLC.  Prior to that, Mr. George held a similar position at Morgan Joseph & Co.  Mr. George’s experience also includes senior investment banking advisory roles at Ernst & Young Corporate Finance, Morgan Stanley and Salomon Brothers Inc.

Jan M. Santerre, 51, was elected Vice President, Lean Business of the Company effective December 1, 2008.  Prior to joining Hillenbrand, she worked at Parker Hannifin Corporation, the world’s largest manufacturer of motion and control products.  Most recently she was Vice President of Operations in the Hydraulics Group, where she had responsibility for half of the North American divisions.  Prior to that she was the Vice President of Lean Enterprise and Quality, where she developed the Parker Lean System and deployed it globally.  Ms. Santerre developed her lean knowledge through managerial roles during her 18 years with Delphi Automotive Systems and General Motors.

Elizabeth E. Dreyer, 50, was elected Vice President, Controller, and Chief Accounting Officer of the Company effective December 1, 2010.  Prior to joining Hillenbrand, Ms. Dreyer served as Vice President of Finance at Zimmer, Inc., an orthopedic medical device provider.  Ms. Dreyer has also held other management roles in finance, organizational effectiveness, and internal audit at Createc Corporation, ADESA, Inc., and Guidant Corporation.  She began her career in the business assurance practice of Deloitte & Touche.  Ms. Dreyer is a Certified Public Accountant.

Availability of Reports and Other Information

Our website is www.hillenbrand.com.  We make available on this website, free of charge, access to press releases, conference calls, our annual and quarterly reports, and other documents filed with or furnished to the Securities and Exchange Commission (SEC) as soon as these reports are filed or furnished.  We also make available through this website position specifications for the Chairman, Vice Chairman, members of the Board of Directors, and the Chief Executive Officer; our Code of Ethical Business Conduct; the Corporate Governance Standards of our Board of Directors; and the charters of each of the standing committees of the Board of Directors.  All these documents are also available to shareholders in print upon request.

All reports and documents filed with the SEC are also available via the SEC website, www.sec.gov, or may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.                Risk Factors

In this section of the Form 10-K, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning our stock or debt.  This information should be assessed along with the other information we provide you in this Form 10-K.  Like most companies, our business involves risks.  The risks described below are not the only risks we face, but these are the ones we currently think have the potential to significantly affect stakeholders in our Company if they were to develop adversely (due to size, volatility, or both).  We exclude risks that we believe are inherent in all businesses broadly as a function of simply being “in business.”  Additional risks not currently known or considered immaterial by us at this time and thus not listed below could also result in adverse effects on our business.  In the risk descriptions below, we have assigned the risks into categories to help you understand where they emanate from (e.g. the overall Company or a specific segment).

Risk Related to Our Overall Company

A key component of our growth strategy is making significant acquisitions, some of which may be outside our current industry.  We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions.  If an acquisition were to perform unfavorably, it could have an adverse impact on our value.

All acquisitions involve inherent uncertainties, which may include, among other things, our ability to:

•	successfully identify targets for acquisition;
•	negotiate reasonable terms;
•	properly perform due diligence and determine all the significant risks associated with a particular acquisition;
•	properly evaluate target company management capabilities; and
•	successfully transition the acquired company into our business and achieve the desired performance.

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

Global market and economic conditions, including those related to the financial markets, could have a material adverse effect on our operating results, financial condition, and liquidity.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  Although we  have seen stability or growth in some geographies since the global economic turmoil that began in 2008, we cannot assure you that these improvements will be sustainable or predict when the next recession will occur.  In addition, the current uncertainties in the euro zone may depress demand in the area and create additional risk to our financial results.

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

We derived approximately 17%, 16%, and 12% of our revenue from outside the U.S. for the years ended September 30, 2012, 2011, and 2010.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S.

Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

•                  interruption in the transportation of materials to us and finished goods to our customers;

•                  differences in terms of sale, including payment terms;

•                  local product preferences and product requirements;

•                  changes in a country’s or region’s political or economic condition, including with respect to safety and health issues;

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

We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these individuals.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering, and data privacy.  In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree.  Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions; could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits; could cause us to incur significant legal fees; and could damage our reputation.

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

Approximately 25% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one of the principal facilities could have a material adverse effect on our operations.

Volatility in our investment portfolio could adversely impact our operating results and financial condition.

In connection with our separation from Hill-Rom, certain investments were transferred to us that had an aggregate carrying value of $13.3 as of September 30, 2012.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies.  For a more detailed discussion of our asserted claims, see Note 11 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

Upon closing the K-Tron and Rotex acquisitions, we increased our debt obligations significantly and expect to increase them further with the pending acquisition of Coperion, as discussed in Note 17 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.  This could adversely affect our Company and limit our ability to respond to changes in our businesses.

As of September 30, 2012, our outstanding debt was $271.6.  This level of debt could have important consequences to our businesses.  For example:

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

Risk Related to the Process Equipment Group

A significant portion of our investments in the Process Equipment Group includes goodwill and intangible assets that are subject to periodic impairment evaluations.  An impairment loss on these assets could have a material adverse impact on our financial condition and results of operations.

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

The Process Equipment Group operates in cyclical industries.

As an industrial capital goods supplier, the Process Equipment Group serves industries that are cyclical.  During periods of economic expansion, when capital spending normally increases, the Process Equipment Group generally benefits from greater demand for its products.  During periods of economic contraction, when capital spending normally decreases, the Process Equipment Group generally is adversely affected by declining demand for new equipment orders, and it may be subject to uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will be sustainable.

The Process Equipment Group derives significant revenues from the energy industry. Any decline in demand for electricity, natural gas, or coal or an increase in regulation of the energy industry could have a material adverse effect on our business, financial condition, and results of operations.

The Process Equipment Group sells dry material separation and size reduction equipment to the electric generating, natural gas, and coal mining industries.  A significant portion of its sales are tied to the consumption of natural gas and coal as a means of generating electricity. The demand for natural gas and coal is dependent upon the availability and cost of alternative sources of energy, such as oil or nuclear power. Additionally, the cost of compliance with federal, state, and local laws and regulations on the energy industry may impact the demand for our products. As a result, any downturn in or disruption to the natural gas or coal industries or decline in the demand for electricity, could have a material adverse effect on our business, financial condition, and results of operations.

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

Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s and are expected to continue to increase for the foreseeable future.  The increase in the number of cremations in the U.S. is resulting in a contraction in the demand for burial caskets.  This has been a contributing factor to lower burial casket sales volumes for Batesville in each of the last five fiscal years.  We expect these trends to continue in the foreseeable future and will likely continue to negatively impact burial casket volumes.

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

Non-traditional funeral product providers, such as large discount retail stores, casket stores, and internet casket retailers, could present more of a competitive threat to Batesville and its sales channel than is currently anticipated.  In addition, a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  For the past three years, sales from these non-traditional and Chinese providers have remained relatively stable and represent a small percentage of total casket sales in North America, collectively less than 5%.  It is not possible to quantify the financial impact that these competitors will have on Batesville in the future.  These competitors and any new entrants into the funeral products business may drive pricing and other competitive actions in an industry that already has nearly twice the necessary domestic production capacity.  Such competitive actions could have a negative impact on our results of operations and cash flows.

Item 1B.                UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.                   PROPERTIES

Our corporate headquarters are located in Batesville, Indiana, in a facility that we own.  At September 30, 2012, the Process Equipment Group had nine significant manufacturing facilities located in the U.S. (New Jersey, Kansas, Ohio, Illinois), Switzerland, China, the United Kingdom, and Belgium.  Six of these facilities are owned and three are leased.  The Process Equipment Group also leases a number of other sales offices in Europe, Asia, and Canada.

At September 30, 2012, Batesville had five significant manufacturing facilities located in Indiana, Tennessee, Mississippi, and Mexico.  Four of these facilities are owned and one is leased.  Batesville also leases or owns a number of other warehouse distribution centers, service centers, and sales offices in the U.S., United Kingdom, Mexico, Canada, and Australia.

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

For more information on various legal proceedings, see Note 11 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.  That information is incorporated into this Item by reference.

Item 4.                                                         MINE SAFETY DISCLOSURES

None.

PART II

Item 5.                                                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Hillenbrand common stock is traded on the New York Stock Exchange under the ticker symbol “HI.”  The closing price of our common stock on the New York Stock Exchange on November 15, 2012, was $19.25.  The following table reflects the quarterly range of high and low selling prices of our common stock for fiscal 2012 and 2011.

	2012		2011
	High	Low	High	Low
First quarter	$22.78	$17.40	$22.32	$19.21
Second quarter	$23.90	$22.31	$22.44	$20.66
Third quarter	$23.04	$17.54	$23.65	$21.71
Fourth quarter	$19.34	$16.82	$24.08	$17.86

On November 15, 2012, we had approximately 2,600 shareholders of record.

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

	2012	2011	2010
First quarter	$0.1925	$0.1900	$0.1875
Second quarter	$0.1925	$0.1900	$0.1875
Third quarter	$0.1925	$0.1900	$0.1875
Fourth quarter	$0.1925	$0.1900	$0.1875

Stock Performance Graph

The following graph compares the return on Hillenbrand common stock with that of Standard & Poor’s 500 Total Return Stock Index (S&P 500 Total Return Index) and the Standard & Poor’s 600 Total Return Small Cap Stock Index (S&P 600 Total Return Index) for the period from March 20, 2008, the date our common stock began trading on the New York Stock Exchange, to November 15, 2012.  The graph assumes that the value of the investment in our common stock, the S&P 500 Total Return Index, and S&P 600 Total Return Index was $100 on March 20, 2008, and that all dividends were reinvested.  Hillenbrand is included in the S&P 600 Total Return Index.

Company Name/Index	Base	2009	2010	2011	2012	November 15, 2012
Hillenbrand	$100	$114	$122	$105	$104	$110
S&P 500 Index	$100	$83	$91	$92	$120	$113
S&P 600 Small Cap Index	$100	$90	$102	$103	$137	$127

On July 24, 2008, our Board of Directors approved the repurchase of $100 of our common stock. The program has no expiration date, but may be terminated by the Board of Directors at any time.

Item 6.	SELECTED FINANCIAL DATA

(in millions, except per share data):

	2012	2011	2010	2009	2008*
Net revenue	$983.2	$883.4	$749.2	$649.1	$678.1
Gross profit	$388.9	$369.9	$313.3	$274.4	$280.5
Operating profit	$148.8	$158.6	$137.9	$155.0	$149.6
Net income	$104.8	$106.1	$92.3	$102.3	$93.2
Earnings per share - basic and diluted	$1.68	$1.71	$1.49	$1.66	$1.49
Cash dividends per share **	$0.77	$0.76	$0.75	$0.74	$0.37
Total assets	$1,087.5	$1,180.7	$1,048.9	$561.1	$545.3
Long-term obligations	$429.4	$601.4	$559.0	$122.2	$70.9
Cash flows provided by operating activities	$138.2	$189.5	$118.2	$123.2	$101.8
Cash flows (used in) investing activities	$(22.5)	$(154.5)	$(348.7)	$(5.3)	$(4.2)
Cash flows provided by (used in) financing activities	$(211.1)	$(22.0)	$289.8	$(97.4)	$(94.4)
Capital expenditures	$20.9	$21.9	$16.3	$10.0	$10.0
Depreciation and amortization	$40.4	$36.1	$28.2	$18.5	$19.0

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

Executive Overview

(in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the fiscal year ended September 30, 2012, to the fiscal year ended September 30, 2011.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude the tax benefit of the international integration, expenses associated with long-term incentive compensation related to the international integration, backlog amortization, antitrust litigation, business acquisitions, inventory step-up, restructuring, and sales tax recoveries, as well as the related income tax.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

We analyze net revenue on a constant currency basis to better measure the comparability of results between periods. We provide this information because exchange rates can distort the underlying change in sales, either positively or negatively.

We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.  The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items.  We believe this information provides a higher degree of transparency.

See page 24 for a reconciliation of non-GAAP measures to the closest GAAP-equivalent of each measure.

Consolidated

	Fiscal Year Ended September 30
Hillenbrand	2012	2011	2010
Net revenue	$983.2	$883.4	$749.2
Gross profit	388.9	369.9	313.3
Operating expenses	240.1	211.3	175.4
Operating profit	148.8	158.6	137.9
Interest expense	12.4	11.0	4.2
Other income (expense), net	(1.5)	10.2	12.7
Income tax expense	30.1	51.7	54.1
Net income	104.8	106.1	92.3

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

Consolidated revenue grew $99.8 (11.3%) or $103.7 (11.7%) on a constant currency basis.

•                  Process Equipment Group’s revenue increased $130.5 (53.0%) or $133.3 (54.2%) on a constant currency basis.  The revenue increase was due primarily to the acquisition of Rotex in August 2011, in addition to growth in the existing Process Equipment Group operating companies.

•                  Batesville’s revenue was $606.8, a decrease of $30.7 (4.8%) or $29.6 (4.6%) on a constant currency basis.  The decline was driven by lower burial volume.

Consolidated gross profit margin was 39.6%, a decline of 230 basis points.  On an adjusted basis, the consolidated gross profit margin was 40.0%, a decline of 220 basis points.

•                  Process Equipment Group’s gross profit margin declined 10 basis points to 42.9% in fiscal year 2012 from 43.0% in fiscal year 2011.  Excluding restructuring charges of $0.9 in 2012 and inventory step-up charges related to the Rotex acquisition of $2.8 in 2011, the adjusted gross profit margin declined 100 basis points from 44.1% to 43.1% in fiscal year 2012 due to product mix and market factors that impact pricing.

•                  Batesville’s gross profit margin was 37.5%.  The 390-basis-point decline was due to lower volume, increased distribution and commodity costs, restructuring charges, and short-term transition costs including those related to the shift consolidation.  Excluding restructuring charges of $3.3 in 2012, the adjusted gross profit margin was 38.0%, a 340-basis-point decline.

Operating expenses as a percentage of sales increased 50 basis points to 24.4%.

•                  Amortization of intangible assets was $21.6, which includes a full year of amortization expense related to the Rotex acquisition, compared to $16.9 in fiscal year 2011, which includes only one month of amortization expense related to the Rotex acquisition.

•                  On an adjusted basis, our operating expense ratio improved by 40 basis points to 22.5%.  Adjusted operating expenses exclude the following items:

•                  Business acquisition costs of $4.2 in fiscal year 2012 and $6.3 in fiscal year 2011

•                  Restructuring charges of $4.3 in fiscal year 2012 and $1.3 in fiscal year 2011

•                  Antitrust litigation expenses of $5.5 in fiscal year 2012 and $1.3 in fiscal year 2011

•                  Backlog amortization of $2.5 in fiscal year 2012 and $0.8 in fiscal year 2011

•                  Long-term incentive compensation expense of $2.2 in fiscal year 2012 related to the international integration — The vesting of our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  As such, the tax benefit from the international integration resulted in additional compensation expense related to performance-based stock awards.

Interest expense increased $1.4 due primarily to higher weighted-average principal borrowings on the revolving credit facility.

Other income and expense was $1.5 of expense in fiscal year 2012 compared to $10.2 of income in fiscal year 2011, representing a variance of $11.7.

•                  Interest income related to the Forethought Note was $6.4 less in fiscal year 2012 due to the early collection of the note in April 2011.

•                  Income from investments in limited partnerships decreased $3.8 in fiscal year 2012.

•                  See Note 12 for more detailed information.

The income tax rate was 22.3% compared to 32.8%.  The variance was largely due to a $10.4 tax benefit recognized in the first quarter of 2012 due to our determination that certain international earnings that were previously expected to be repatriated are now permanently reinvested.  Our adjusted income tax rate was 30.5% compared to 32.9% in the prior year.  The rate was favorably impacted by an increase in the percentage of foreign source income in lower rate jurisdictions, and a decrease in uncertain tax positions.

Year Ended September 30, 2011, Compared to Year Ended September 30, 2010

Consolidated revenue grew $134.2 (17.9%) or $122.3 (16.3%) on a constant currency basis.

•                  The Process Equipment Group’s revenue increased $137.0 (125.8%) or $127.9 (117.4%) on a constant currency basis.  The revenue increase was due primarily to the acquisition of K-Tron in April 2010 (12 months of results included in fiscal year 2011 versus six months included in 2010) and Rotex in August 2011 (one month of results included in fiscal year 2011).

•                  Batesville’s revenue was $637.5, a decrease of $2.8 (0.4%) or $5.6 (0.9%) on a constant currency basis.  The decline was driven by lower burial volume due to increased cremations.

Consolidated gross profit margin of 41.9% increased slightly from 41.8%.  On an adjusted basis, the consolidated gross profit margin was 42.2%, a decline of 120 basis points.

•                  Process Equipment Group’s gross profit margin increased to 43.0% from 32.7%, primarily due to inventory step-up charges related to acquisitions that were $8.8 higher in fiscal year 2010 compared to fiscal year 2011.  Excluding these inventory step-up charges, the adjusted gross profit margin was 44.1% in 2011 compared to 43.3% in 2010, an 80-basis-point improvement.

•                  Batesville’s gross profit margin declined 200 basis points from 43.4% to 41.4% due primarily to rising commodity costs.

Operating expenses as a percentage of sales increased 50 basis points to 23.9% from 23.4% in the prior year.

•                  Amortization of intangible assets acquired was $12.2 in fiscal year 2011, which includes a full year of amortization related to the K-Tron acquisition and one month of amortization related to the Rotex acquisition, compared to $7.3 in the prior year, which includes six months of amortization related to the K-Tron acquisition.

•                  On an adjusted basis, our operating expense ratio declined by 160 basis points to 22.9%.  Adjusted operating expenses exclude the following items:

•                  Business acquisition costs of $6.3 in fiscal year 2011 and $10.5 in fiscal year 2010

•                  Sales tax recoveries of $0.8 in fiscal year 2011and $4.7 in fiscal year 2010

•                  Backlog amortization of $0.8 in fiscal year 2011 and $1.7 in fiscal year 2010

•                  Antitrust litigation expense of $1.3 in fiscal year 2011 and $5.0 in fiscal year 2010

•                  Restructuring charges related to termination benefits of $1.3 in fiscal year 2011 and $3.0 in fiscal year 2011

Interest expense increased $6.8 to $11.0 due primarily to the senior notes issued in July 2010.  Fiscal year 2011 included 12 months of related interest expense versus only three months in fiscal year 2010.  The proceeds from the notes were used to pay down our revolving credit facility, which has a lower interest rate than the senior notes.

Other income and expense was $10.2 of income in fiscal year 2011 compared to $12.7 of income in 2010, representing a variance of $2.5.

•                  Interest income related to the Forethought Note was $5.6 less in fiscal year 2011 due to the early collection of the note in April 2011.

•                  Income from investments in auction rate securities and limited partnerships was $5.7 higher in fiscal year 2011 compared to 2010.

•                  Bank charges, primarily for customer payments by credit card, increased $1.2 in fiscal year 2011.

•                  See Note 12 for more detailed information.

The income tax rate was 32.8% compared to 37.0%.  The rate was favorably impacted by a decrease in the current and deferred state income tax rates due to enacted law changes, an increase in the percentage of foreign source income in lower rate jurisdictions, an increase in the domestic manufacturing deduction, and non-deductible business acquisition costs incurred in the previous period.

Results of Operations

The Process Equipment Group

	Fiscal Year Ended September 30,
	2012		2011(a)		2010 (b)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$376.4	100.0	$245.9	100.0	$108.9	100.0
Gross profit	161.5	42.9	105.7	43.0	35.6	32.7
Operating expenses	107.4	28.5	72.3	29.4	33.4	30.7
Operating profit	54.1	14.4	33.4	13.6	2.2	2.0
Depreciation and amortization	23.3	6.2	17.5	7.1	9.7	8.9

(a)         Fiscal year 2011 includes one month of operations related to the Rotex acquisition on August 31, 2011.

(b)         Fiscal year 2010 includes six months of operations related to the K-Tron acquisition on April 1, 2010.

Fiscal Year Ended September 30, 2012, Compared to Fiscal Year Ended September 30, 2011

Revenue increased $130.5 (53%), or $133.3 (54%) on a constant currency basis.  The increase was attributable primarily to the Rotex acquisition, as well as growth in the existing Process Equipment Group’s revenue.  Revenue growth was also positively impacted by the sale of equipment related to the production of proppants used in hydraulic fracturing (“fracking”).  Hydraulic fracturing enables the production of natural gas and oil from rock formations, e.g. shale rock, far below the earth’s surface.  Future revenue could be impacted by market, legislative, environmental, and regulatory changes surrounding the use of hydraulic fracturing in the U.S. and abroad.

Future revenue for the Process Equipment Group is influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it might not include many projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than United States (“U.S.”) dollars.  Based upon new orders accepted, less orders completed and shipped, backlog increased from $119.0 on September 30, 2011 to $120.5 on September 30, 2012.

Gross profit increased 53% to $161.5 due to increased volume, primarily reflecting the impact from the Rotex acquisition.  Gross profit margin declined by 10 basis points to 42.9%.  Gross profit margin for the Process Equipment Group is influenced by a variety of factors, including the timing and size of orders, the mix of products and services sold, and market factors that impact pricing.

Adjusted gross profit margin declined by 100 basis points to 43.1% due to product mix and market factors that impact pricing.  Adjusted gross profit margin excludes restructuring costs ($0.9 in 2012) and inventory step-up charges ($2.8 in 2011).  Step-ups in inventory value were recorded at the time of the Rotex acquisition and were subsequently expensed when the inventory was sold.  The Process Equipment Group’s adjusted gross profit margin may fluctuate from quarter to quarter; however, we expect adjusted gross profit margin to fluctuate within a normal historical range on an annual basis.

We continue to see progress in the implementation of Hillenbrand Lean Business principles in our Process Equipment Group.  Earlier this year we strategically realigned the Process Equipment Group through the consolidation of certain manufacturing facilities.  This resulted in the closure of one manufacturing plant, enabling the Process Equipment group to more efficiently meet customer needs, while continuing to provide the same high-quality products and services.

Operating expenses increased $35.1 to $107.4 due to 12 months of operations from the Rotex acquisition in fiscal year 2012 compared to one month of operations from the Rotex acquisition in fiscal year 2011.  Acquisitions also impacted amortization expense with $18.3 of expense in fiscal year 2012 compared to $12.2 in the prior year.  On an operating expense to sales ratio basis, this represents an improvement of 90 basis points to 28.5%.  This improvement was driven by the integration of Rotex, which has a lower operating expense to sales ratio than the other Process Equipment Group operating companies.

On an adjusted basis, our operating expense ratio improved 190 basis points to 27.1%.  Adjusted operating expenses exclude restructuring charges ($2.8 in 2012 related to the consolidation of manufacturing facilities) and backlog amortization ($2.5 in 2012 and $0.8 in 2011).

Fiscal Year Ended September 30, 2011, Compared to Fiscal Year Ended September 30, 2010

Revenue increased $137.0 (125.8%), or $127.9 (117.4%) on a constant currency basis.  Fiscal year 2011 included 12 months of operations related to the K-Tron acquisition and one month of operations related to the Rotex acquisition.  Fiscal year 2010 included only six months of operations related to the K-Tron acquisition.  Based upon an increased level of new orders accepted, including those related to the Rotex acquisition, minus orders completed and shipped during the period, the Process Equipment Group’s backlog increased from $57.1 on September 30, 2010, to $119.0 on September 30, 2011.

Gross profit increased 197% to $105.7, primarily due to increased volume, including the impact from the K-Tron and Rotex acquisitions.  Gross profit margin increased to 43.0% from 32.7% in the prior year.  Adjusted gross profit margin improved by 80 basis points to 44.1%.  Adjusted gross profit margin excludes charges for step-ups in inventory related to acquisitions ($2.8 in 2011 and $11.6 in 2010).

Operating expenses increased by $38.9 to $72.3 due to 12 months of operations from the K-Tron acquisition and one month from the Rotex acquisition included in fiscal year 2011 compared to only six months of operations from the K-Tron acquisition in the prior year.  Acquisitions also impacted amortization expense with $12.2 of expense in fiscal year 2011 compared to $7.3 in the prior year.  On an operating expense to sales ratio basis, this represents an improvement of 130 basis points to 29.4%.

On an adjusted basis, the operating expense to sales ratio declined 20 basis points to 29.0% in fiscal year 2011.  Adjusted operating expenses exclude backlog amortization ($0.8 in 2011 and $1.7 in 2010) and business acquisition costs ($0.3 in 2011 and 2010).

Batesville

	Fiscal Year Ended September 30,
	2012		2011		2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$606.8	100.0	$637.5	100.0	$640.3	100.0
Gross profit	227.4	37.5	264.2	41.4	277.7	43.4
Operating expenses	99.0	16.3	101.5	15.9	102.6	16.0
Operating profit	128.4	21.2	162.7	25.5	175.1	27.3
Depreciation and amortization	16.6	2.7	17.8	2.8	17.6	2.7

Fiscal Year Ended September 30, 2012, Compared to Fiscal Year Ended September 30, 2011

Revenue decreased $30.7 (4.8%), or $29.6 (4.6%) on a constant currency basis primarily due to a decline in burial volume.  The burial volume decline was caused by an estimated 4% reduction in North American burials, driven in part by an estimated 2% decline in North American deaths.  North America experienced one of the largest drops in year-over-year-deaths in the past 30 years.  Burial volume was also negatively impacted by the rate at which consumers opted for cremation.  Average sales prices were relatively flat year over year.

Gross profit decreased 14% to $227.4 primarily due to lower volume, increased distribution and commodity costs, restructuring charges, and short-term transition costs.  Gross profit margin declined 390 basis points to 37.5%. Adjusted gross profit margin declined 340 basis points to 38.0% and excludes $3.3 of restructuring charges.

Batesville’s management consistently sizes operations to respond to changing market conditions and consumer preferences, and continuously evaluates capacities to ensure products are manufactured in the most efficient manner possible.  Batesville consolidated the first and second shifts at one of its plants and converted one of its international manufacturing facilities into a distribution center.  We expect these changes to deliver approximately $5.0 of annual savings going forward; however, we did incur certain short-term transition costs that must be considered in determining the net long-term savings.  In the current year, Batesville experienced approximately $1.6 in short-term transition costs that negatively impacted gross profit.

Operating expenses decreased $2.5 (2%) to $99.0.  Management continues to adjust the cost structure to offset declining volumes and reduced compensation and benefit expenses this year by $7.6.  This included $4.4 of savings related to changes in employee benefits and other estimates that we do not expect to take place again in the future.  Our operating expense to sales ratio increased from 15.9% to 16.3%.

On an adjusted basis, our operating expense to sales ratio improved by 40 basis points to 15.2%.  Adjusted operating expenses exclude the following items:

•                  Antitrust litigation expense of $5.5 in fiscal year 2012 and $1.3 in fiscal year 2011

•                  Restructuring charges related to termination benefits of $0.6 in fiscal year 2012 and $1.3 in fiscal year 2011

•                  Long-term incentive compensation of $0.8 related to the current year international integration

•                  Sales tax recoveries of $0.8 in fiscal year 2011

Fiscal Year Ended September 30, 2011, Compared to Fiscal Year Ended September 30, 2010

Revenue decreased $2.8 (0.4%), or $5.6 (0.9%) on a constant currency basis.  Burial unit volume decreased $8.5 (1.3%) and was the primary contributor to the reduction, although improved volume on non-burial products helped limit the impact.  We believe the volume decrease was attributable to increased cremation rates.  Offsetting this impact was a modest increase in average selling price that contributed $2.9 to revenue.

Gross profit decreased 4.9% to $264.2 primarily due to increased commodity costs ($9.7), in particular, fuel and steel.  Gross profit margin decreased 200 basis points to 41.4%.

Operating expenses decreased $1.1 (1.1%) to $101.5.  Our operating expense to sales ratio improved by 10 basis points to 15.9%.  On an adjusted basis, our operating expense to sales ratio improved by 40 basis points to 15.6%.  Adjusted operating expenses exclude the following items:

•                  Antitrust litigation expense of $1.3 in fiscal year 2011 and $5.0 in fiscal year 2010

•                  Restructuring charges related to termination benefits of $1.3 in fiscal year 2011

•                  Sales tax recoveries of $0.8 in fiscal year 2011 and $4.7 in fiscal year 2010

Corporate

	Fiscal Year Ended September 30,
	2012		2011		2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Operating expenses, excluding business acquisition costs, long-term incentive compensation related to the international integration, and restructuring costs	$27.4	2.8	$31.5	3.5	$26.2	3.5
Business acquisition costs	4.2	0.4	6.0	0.7	10.2	1.4
Long-term incentive compensation related to the international integration	1.2	0.1	—	—	—	—
Restructuring costs	0.9	0.1	—	—	3.0	0.4
Operating expenses	$33.7	3.4	$37.5	4.2	$39.4	5.3

Depreciation and amortization	0.5		0.8		0.9

Fiscal Year Ended September 30, 2012, Compared to Fiscal Year Ended September 30, 2011

Operating expenses excluding business acquisition costs, long-term incentive compensation related to the international integration, and restructuring costs decreased $4.1 (13%).  These expenses on a percentage of consolidated revenue basis were 2.8%, an improvement of 70 basis points compared to 3.5% in the prior year.  We expect this expense base to continue to decline as a percentage of sales.  The year-over-year decline was driven by decreased long-term incentive compensation ($1.9) and decreased short-term incentive compensation ($1.9) in our corporate operations.

During fiscal year 2012, we incurred $4.2 of business acquisition costs related to our planned acquisition of Coperion, see Note 17, and acquisition of Rotex, all incurred by our corporate operations.  During fiscal year 2011, we incurred $6.3 of business acquisition costs related to our acquisitions of Rotex and K-Tron, of which $6.0 was incurred by our corporate operations.

The vesting of our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  As such, the tax benefit from the international integration resulted in $2.2 of additional expense related to performance-based stock awards in 2012, of which $1.2 was incurred by our corporate operations.

During fiscal year 2012, we incurred $0.9 of restructuring charges related to our joint ownership interests in corporate aircraft distributed to us when we separated from Hill-Rom and termination benefits related to the cessation of airport operations.  These restructuring charges resulted from our collective plans with Hill-Rom to sell or dispose of our jointly owned aircraft and to cease operations at the airport owned by Hill-Rom.  The charges are primarily related to asset impairments for the aircraft and termination benefits.  This restructuring will reduce future costs related to these aviation assets and the operation of the airport.

Fiscal Year Ended September 30, 2011, Compared to Fiscal Year Ended September 30, 2010

Operating expenses excluding business acquisition and restructuring costs increased $5.3 (20.2%).  Long-term incentive compensation increased $1.7 in our corporate operations and $4.1 in total for the Company, due to having a total of three years of long-term incentive compensation grants outstanding in fiscal year 2011 versus two years in fiscal year 2010.  Our annual grants began in fiscal year 2009 and vest over three years; therefore, fiscal year 2010 had two outstanding grants incurring expense and fiscal year 2011 had three outstanding grants incurring expense.  Employee compensation and benefits increased $1.6 and legal expenses increased $0.9 in fiscal year 2011.

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

Non-GAAP Operating Performance Measures

The following are reconciliations from GAAP operating performance measures to the relevant non-GAAP (adjusted) performance measures.

	Fiscal Year Ended September 30,
	2012				2011				2010
	GAAP	Adj		Adjusted	GAAP	Adj		Adjusted	GAAP	Adj		Adjusted
Cost of goods sold	$594.3	$(4.2	)(a)	$590.1	$513.5	$(2.8	)(b)	$510.7	$435.9	$(11.6	)(b)	$424.3
Gross profit	388.9	4.2		393.1	369.9	2.8		372.7	313.3	11.6		324.9
Operating expenses	240.1	(18.8	)(c)	221.3	211.3	(8.9	)(d)	202.4	175.4	(15.5	)(e)	159.9
Operating profit	148.8	23.0		171.8	158.6	11.7		170.3	137.9	27.1		165.0
Income tax expense	30.1	18.1	(f)	48.2	51.7	4.0	(g)	55.7	54.1	7.8	(g)	61.9
Net income	104.8	4.9		109.7	106.1	7.7		113.8	92.3	19.3		111.6
Diluted EPS	1.68	0.08		1.76	1.71	0.13		1.84	1.49	.31		1.80

(a)	Restructuring
(b)	Inventory step-up
(c)	Antitrust litigation ($5.5), restructuring ($4.3), business acquisition costs ($4.2), backlog amortization ($2.5), and long-term incentive compensation related to the international integration ($2.2)
(d)	Restructuring ($1.3), antitrust litigation ($1.3), business acquisition costs ($6.3), backlog amortization ($0.8), and sales tax recoveries ($0.8)
(e)	Business acquisition costs ($10.5), antitrust litigation ($5.0), restructuring ($3.0), backlog amortization ($1.7), and sales tax recoveries ($4.7)
(f)	Tax benefit of the international integration ($10.4) and tax effect of adjustments ($7.7)
(g)	Tax effect of adjustments

We have previously discussed our strategy to selectively acquire manufacturing businesses with a record of success that could benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use Earnings Before Interest, Income Tax, Depreciation, and Amortization (“EBITDA”), among other measures, to monitor our business performance.

	Fiscal Year Ended September 30,
	2012	2011	2010
Net income	$104.8	$106.1	$92.3
Interest income	(0.5)	(7.4)	(13.0)
Interest expense	12.4	11.0	4.2
Income tax expense	30.1	51.7	54.1
Depreciation and amortization	40.4	36.1	28.2
EBITDA	$187.2	$197.5	$165.8
Antitrust litigation	5.5	1.3	5.0
Long-term incentive compensation related to the international integration	2.2	—	—
Restructuring	8.3	1.3	3.0
Inventory step-up	—	2.8	11.6
Business acquisition costs	4.2	6.3	10.5
Sales tax recoveries	—	(0.8)	(4.7)
EBITDA - Adjusted	$207.4	$208.4	$191.2

Consolidated adjusted EBITDA for the fiscal year ended September 30, 2012, decreased $1.0 (1%) primarily due to the decline in burial volume at Batesville and lower investment income.  This decline was offset in part by growth due to the Rotex acquisition, as well as growth in the existing Process Equipment Group operating companies.  For the fiscal year ended September 30, 2011, consolidated adjusted EBITDA increased $17.2 (9%) over the prior year primarily due to the K-Tron and Rotex acquisitions and higher investment income, offset in part by lower profits in the Batesville business platform.

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

	Fiscal Year Ended September 30,
(in millions)	2012	2011	2010
Cash flows provided by (used in)
Operating activities	$138.2	$189.5	$118.2
Investing activities	(22.5)	(154.5)	(348.7)
Financing activities	(211.1)	(22.0)	289.8
Effect of exchange rate changes on cash and cash equivalents	0.1	4.1	3.9
Increase in cash and cash equivalents	$(95.3)	$17.1	$63.2

Operating Activities

Cash provided by operating activities was $51.3 less in fiscal year 2012 compared to fiscal year 2011, primarily because of the following:

•                  In fiscal year 2012, there was no activity related to the Forethought Note.  In fiscal year 2011, we received a $59.7 payment of interest in conjunction with the final settlement of the Forethought Note, offset by $6.4 of interest income.

•                  The Process Equipment Group’s core pre-tax operating cash flows contributed approximately $6.3 more to our consolidated operating cash flows in fiscal year 2012 compared to the prior year, as 12 months of operations were included for Rotex compared to one month in fiscal year 2011.

•                  Cash payments for income taxes decreased $26.2 in fiscal year 2012.

Cash provided by operating activities was $71.3 higher in fiscal year 2011 compared to fiscal year 2010, primarily because of the following:

•                  In fiscal year 2011, we received a $59.7 payment of interest in conjunction with the final settlement of the Forethought Note in 2011 offset by $6.4 of interest income.  In fiscal year 2010, we received a $10.0 contractual payment offset by $12.0 of interest income.

•                  The Process Equipment Group’s core pre-tax operating cash flows contributed approximately $26.5 more to our consolidated operating cash flows in fiscal year 2011 compared to the prior year, as 12 months of operations were included in fiscal year 2011 compared to six months in the prior year.

•                  Cash payments for income taxes decreased $14.2 in fiscal year 2011.

Investing Activities

Cash used for investing activities was $132.0 lower in fiscal year 2012 compared to fiscal year 2011, primarily because of the following:

•                  Cash paid for acquisitions in fiscal year 2012 totaled $4.4 compared to the Rotex acquisition in fiscal year 2011 that required a net cash payment of $240.4.  This represents a $236.0 decline in cash used for investing activities.

•                  In fiscal year 2012, there was no activity related to the Forethought Note.  In fiscal year 2011, we received a repayment of $91.5 of principal on the Forethought Note.

•                  We received $0.8 from our auction rate securities and investments in fiscal year 2012, representing an $11.6 decrease from the prior year.

Cash used for investing activities was $194.2 lower in fiscal year 2011 compared to fiscal year 2010, primarily because of the following:

•                  The Rotex acquisition required a $240.4 net cash payment in fiscal year 2011 compared to $369.0 paid for K-Tron in the prior year.  This represents a $128.6 decline in cash used for investing activities.

•                  We received a repayment of $91.5 of principal on the Forethought Note in fiscal year 2011.  There were no receipts of principal in 2010.

•                 Capital project spending was $5.6 more in fiscal year 2011 compared to the prior year.

•                  We received $12.4 from our auction rate securities and investments in fiscal year 2011, representing a $24.8 decrease from the prior year.

Financing Activities

Cash used in financing activities was $189.1 higher in fiscal year 2012 compared to fiscal year 2011, primarily because of the following:

•                  We made $162.3 net repayments under our revolving credit facilities in fiscal year 2012.

•                  In fiscal year 2011, we had net borrowings of $28.1.

•      We used $150.9 of proceeds from the collection of the Forethought Note to pay down our revolving credit facilities.

•      We borrowed $159.0 under our revolving credit facilities to fund the acquisition of Rotex.

Cash used in financing activities was $22.0 in fiscal year 2011 compared to net cash receipts of $289.8 in the prior year, primarily because of the following:

•                 We used $150.9 of proceeds from the collection of the Forethought Note to pay down our revolving credit facilities.

•                  We borrowed $159.0 under our revolving credit facilities to fund the acquisition of Rotex.

12 Month Outlook

We believe that our cash on hand, cash generated from operations, and cash available under our revolving credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations.  We may use additional cash generated by the business to pay down our revolving credit facility, or we may borrow additional amounts depending on our working capital needs.  As a result, the amount borrowed as of the end of a period may not be representative of the balance during the period.

The cash at our foreign subsidiaries totaled $10.7 at September 30, 2012.  The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our foreign subsidiaries.

We expect to continue moving forward with our acquisition strategy including the expected close of our acquisition of Coperion in early December 2012.  We plan to fund this acquisition with cash on hand and cash available under our revolving credit facility.  In November 2012, we exercised a feature under the Facility to increase our financing capacity by $300.  This provided a $200 term loan and increased the maximum revolving feature by $100 to $700.  The Company also has the potential, under certain circumstances and with the lenders’ approval, to increase the total amount under the Facility by an additional $300. See Note 17 for further details.

We did not make discretionary contributions to our pension plans in 2012.  We are not required, nor do we currently have plans to do so in 2013.  Our minimum required contribution to our pension plan in 2013 is $12.7.  We will continue to monitor plan funding levels, performance of the assets within the plan, and overall economic activity, and will make potential funding decisions based on the net impact of the above factors.

We currently expect to pay comparable quarterly cash dividends in the future which will require approximately $12.0 each quarter based on our outstanding common stock at September 30, 2012.  We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.

Other Liquidity Matters

On July 27, 2012, we entered into a $600 five-year senior unsecured revolving credit facility (the “Facility”) available in multiple currencies to replace the $400 five-year revolving credit facility entered into in March 2008.  Borrowings under the new credit facility bear interest at variable rates plus a margin amount based upon our leverage.  In addition, there is a facility fee based upon our leverage.  The new credit facility matures on July 27, 2017.  For fiscal years ended September 30, 2012 and 2011, the weighted-average interest rates were 0.8% and 0.7%.  The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions.  These conditions include compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  Financial covenants include a maximum ratio of Consolidated Indebtedness to Consolidated EBITDA of 3.5 to 1.0 and a minimum ratio of Consolidated EBITDA to interest expense of 3.5 to 1.0.  As of September 30, 2012, we had $6.7 outstanding letters of credit under the Facility, were in compliance with all covenants, and had $470.3 of remaining borrowing capacity available under the Facility.

Our Swiss location maintains additional availability of $15.9 through local credit facilities secured by cash or real property.  As of September 30, 2012, there were no borrowings under these facilities and availability was reduced by $6.6 for outstanding bank guarantees.  At September 30, 2012, we had additional outstanding letters of credit and bank guarantees with other financial institutions totaling $7.8.  We had restricted cash of $1.6 at September 30, 2012.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Inflation

The effect of broad based inflation on the Company’s revenues and net earnings was not significant in the years ended September 30, 2012, 2011, or 2010.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations as of September 30, 2012.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the financial statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$—	$—	$150.0
Revolving credit facility (1)	123.0	—	—	123.0	—
Interest on financing agreements (2)	72.3	9.8	19.6	19.4	23.5
Operating lease obligations (noncancellable)	18.5	6.4	7.0	3.7	1.4
Purchase obligations (3)	7.1	7.1	—	—	—
Defined benefit plan funding (4)	115.3	13.7	36.5	34.2	30.9
Other long-term liabilities (5)	19.3	4.5	5.5	3.4	5.9
Capital call arrangements (6)	3.0	3.0	—	—	—
Total contractual obligations	$508.5	$44.5	$68.6	$183.7	$211.7

(1)	Our revolving credit facility expires in July 2017. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.
(2)

Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility at its current rate at September 30, 2012.

(3)

Consists of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(4)	Defined benefit plan funding represents non-discretionary requirements based upon plan funding at September 30, 2012, and excludes any discretionary contributions.
(5)	Other long-term liabilities include the estimated liquidation of liabilities related to our casket pricing obligation, self-insurance reserves, and long-term severance payments.
(6)	We could be called upon by our private equity limited partnership investments to provide a maximum of $3.0 in additional funds.

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

Liabilities for Loss Contingencies Related to Claims and Lawsuits — Like most companies, we are involved on an ongoing basis in claims, lawsuits, and government proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to litigation.  For a more complete description of loss contingencies related to lawsuits, see Note 11 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

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

Performance-Based Stock Compensation — The vesting of our performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  The hurdle rate is a reflection of our weighted-average cost of capital and targeted capital structure.  The value of an award is based upon the fair value of our common stock at the date of grant.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the performance-based stock award table in Note 10 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection if it has changed significantly.  As a result, depending on the degree to which we achieve the performance criteria or our projection changes, our expenses related to the performance-based stock awards may become more volatile as we approach the final performance measurement date at the end of the three years.  This increase in volatility stems from the requirement to increase or reduce compensation expense as the projection of performance changes.  Thus, any one period’s financial results could be significantly affected by the cumulative effect of the adjustment.  Preparing the projection of performance requires us to exercise significant judgment as to the expected outcome of final performance up to three years in the future.  In making the projection, we consider both actual results and probable business plans for the future.  At September 30, 2012, we have recorded cumulative compensation expense associated with unvested performance-based stock awards of $10.9 which continues to be subject to periodic adjustments as the related awards approach the final performance measurement date.

Retirement and Postretirement Plans — We sponsor retirement and postretirement benefit plans covering the majority of our employees.  Expense recognized for the plans is based upon actuarial valuations.  Inherent in those valuations are key assumptions including discount rates, expected returns on assets, and projected future salary rates.  The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our consolidated financial statements in the future. The discount rates used in the valuation of our defined benefit pension and postretirement benefit plans are evaluated annually based on current market conditions.  In setting the discount rate, we use a yield curve approach to discount each expected cash flow of the liability stream at an interest rate applicable to the timing of each cash flow based on corporate bond rates.  These present values are then converted into an equivalent weighted-average discount rate.  Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio.  Our rate of assumed compensation increase for pension benefits is also based on our specific historical trends of past wage adjustments in recent years and expectations for the future.

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions.  Our weighted-average expected rate of return on pension assets was 6.4%, 6.9%, and 7.6% at the end of fiscal years 2012, 2011, and 2010.  A 25 basis point increase in the expected rate of return on domestic pension assets of $197.2 reduces annual pension expense by $0.5.  At the end of fiscal year 2012, the weighted-average discount rate decreased to 4.3% for the pension plan and 3.4% for the postretirement healthcare plan.  A 50 basis point decrease in the discount rate increases the annual domestic pension expense by $1.5.  The impact of this decrease to our postretirement healthcare plan expense would be less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon the new rates and assumptions, we expect the aggregate expense associated with our defined benefit plans to remain constant from fiscal year 2012 to fiscal year 2013 at $12.5.  See Note 6 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.

Uncertain Income Tax Positions — In assessing the need for reserves for uncertain tax positions, we have to make judgments regarding the technical merit of a tax position and, when necessary, an estimate of the settlement amount based upon what we think is the probability of the outcome.  At September 30, 2012, we had reserves of $2.9 established for uncertain tax positions based upon our estimates.  Our ability to make and update these estimates is limited to the information we have at any given point in time.  This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others.  As information available to us evolves, we update our reserves quarterly.  These updates can result in volatility to our income tax rate (particularly to a given quarter) if new information or developments result in a significant change in our estimate.

Business Combinations — Accounting standards require that we record the assets and liabilities of acquired businesses at their estimated fair value at the date of acquisition.  Estimating fair value for acquired assets and liabilities as part of a business combination typically requires us to exercise judgment, particularly for those assets and liabilities that may be unique or not easily determined by reference to market data.  Often estimates for these types of acquired assets and liabilities will be developed using valuation models that require both historical and forecasted inputs, as well as market participant expectations.  Thus the valuation is directly affected by the inputs we judge as best under the given circumstances.  When material, we expect to seek assistance of competent valuation professionals when the underlying valuation is more complex or unique.

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

Asset Impairment Determinations — Accounting standards require that goodwill and indefinite-lived intangible assets be tested for impairment at least annually or when circumstances would suggest that impairment may have occurred.  Testing of either goodwill or indefinite-lived assets requires that we perform either a qualitative assessment or quantitative assessment.  If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary.  The qualitative assessment includes evaluating macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific or reporting unit events, and a sustained decrease in stock price, if applicable.

If we choose to perform or are required to perform a quantitative assessment, we must estimate the fair value of the asset in question.  If after completing the quantitative assessment, the carrying value more likely than not exceeds the fair value, we must estimate the fair value of the asset in question.  Estimating fair value for these assets typically requires us to exercise significant judgment, particularly for asset values that are not easily determined by reference to market data.  Often estimates for these types of assets are developed using valuation models that require both historical and forecasted inputs, as well as market participant expectations.  Thus the valuation is directly affected by the inputs we judge as best under the given circumstances.  In analyzing the future cash flows of various assets, critical assumptions we make may include some of the following:

•      The intended use of assets and the expected cash flows resulting directly from such use;

•      Industry-specific economic conditions;

•      Customer preferences and behavior patterns; and

•      The impact of applicable regulatory initiatives, if any.

Our assumptions are sometimes subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.  Although we believe the assumptions and estimates we make are reasonable and appropriate, different assumptions and estimates could result in an impairment charge which could materially impact our reported financial results by decreasing operating profit and lowering asset values on our consolidated balance sheet.  When material, we expect to seek assistance of competent valuation professionals when the underlying valuation is more complex or unique.

Tangible and other intangible assets that are subject to depreciation and amortization are also evaluated when circumstances suggest that impairment may have occurred.  Testing of these assets requires that we estimate future cash flows associated with the assets in question.

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

We are exposed to various market risks.  We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.  Our primary exposures are to: collection risk (customer receivables); fluctuations in market prices for certain purchases of commodities; volatility in the fair value of our investments; volatility in the value of our pension plans’ assets; variability in exchange rates in foreign locations; and volatility in interest rates associated with our revolving credit facility.

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

We are subject to volatility in our investment portfolio.  The investment portfolio includes private equity limited partnerships and common stock with an aggregate carrying value of $15.8 at September 30, 2012.  These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments, and other factors, resulting in an adverse impact. The changes in the fair value of the limited partnerships’ underlying investment portfolios can impact us significantly because we record our share of the change in our income statement under the equity method of accounting.

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

Our exposure to exchange rates are primarily (i) the U.S. dollar versus each of the Swiss franc, the euro, the British pound sterling, the Canadian dollar, and the Swedish krona: and (ii) the Swiss franc versus the euro and the British pound sterling.  From time to time we may enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions, primarily forecasted intercompany purchasing.  Foreign cash balances in currencies other than the Swiss franc are limited in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss operations.  As of September 30, 2012, a 10% change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a change in pre-tax earnings of approximately $1.2.  This hypothetical change on transactional exposures is based on the difference between the September 30, 2012, actual foreign exchange rates and hypothetical rates assuming a 10% change in foreign exchange rates on that date.

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  Using the example above, the hypothetical change in CTA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of this calculation would be to change shareholders’ equity by approximately $19.4 as of September 30, 2012.

At September 30, 2012, we had $123.0 outstanding under our $600 revolving credit facility.  We are subject to interest rate risk associated with our revolving credit facility which bears a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Assuming our borrowings remain at $123.0 for 12 months, a one percentage point move in the related interest rates would increase or decrease our annual interest expense by approximately $1.2.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework, issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2012.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Kenneth A. Camp
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand, Inc. and its subsidiaries (the “Company”) at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 26, 2012

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Fiscal Year Ended September 30,
	2012	2011	2010
Net revenue	$983.2	$883.4	$749.2
Cost of goods sold	594.3	513.5	435.9
Gross profit	388.9	369.9	313.3
Operating expenses	240.1	211.3	175.4
Operating profit	148.8	158.6	137.9
Interest expense	12.4	11.0	4.2
Other income (expense), net	(1.5)	10.2	12.7
Income before income taxes	134.9	157.8	146.4
Income tax expense	30.1	51.7	54.1
Net income	$104.8	$106.1	$92.3

Earnings per share — basic and diluted	$1.68	$1.71	$1.49
Weighted-average shares outstanding — basic	62.2	62.0	61.9
Weighted-average shares outstanding — diluted	62.4	62.0	61.9
Cash dividends per share	$0.77	$0.76	$0.75

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$20.2	$115.5
Trade receivables, net	150.7	131.7
Inventories	90.0	83.7
Deferred income taxes	19.6	28.3
Other current assets	24.8	20.9
Total current assets	305.3	380.1
Property, plant, and equipment, net	117.9	120.6
Intangible assets, net	313.9	332.8
Goodwill	303.7	300.0
Other assets	46.7	47.2
Total Assets	$1,087.5	$1,180.7

LIABILITIES
Current Liabilities
Trade accounts payable	$35.3	$30.5
Accrued compensation	29.3	36.6
Accrued customer rebates and advances	41.7	38.2
Other current liabilities	45.5	30.9
Total current liabilities	151.8	136.2
Long-term debt	271.6	431.5
Accrued pension and postretirement healthcare	111.8	108.5
Deferred income taxes	21.7	30.1
Other long-term liabilities	24.3	31.3
Total Liabilities	581.2	737.6

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value, 63.2 and 63.4 shares issued, 62.6 and 62.5 shares outstanding, 0.3 and 0.6 restricted	—	—
Additional paid-in capital	321.9	317.0
Retained earnings	238.3	182.7
Treasury stock, 0.6 and 0.9 shares	(11.5)	(17.1)
Accumulated other comprehensive loss	(42.4)	(39.5)
Total Shareholders’ Equity	506.3	443.1

Total Liabilities and Shareholders’ Equity	$1,087.5	$1,180.7

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended September 30,
	2012	2011	2010
Operating Activities
Net income	$104.8	$106.1	$92.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40.4	36.1	28.2
Deferred income taxes	(5.0)	(4.5)	(18.5)
Net loss on disposal or impairment of property	3.3	0.7	3.0
Net (gain) loss on auction rate securities and investments	(0.2)	(0.5)	2.4
Interest income on Forethought Note	—	(6.4)	(12.0)
Forethought Note interest payment	—	59.7	10.0
Equity in net (income) loss from affiliates	(1.6)	(5.4)	(3.1)
Share-based compensation	8.7	11.7	7.6
Trade accounts receivable	(18.5)	(8.8)	(4.9)
Inventories	(6.2)	(5.9)	20.9
Other current assets	(7.7)	2.5	(3.1)
Trade accounts payable	4.9	(1.7)	0.9
Accrued expenses and other current liabilities	8.6	1.4	2.7
Income taxes payable	(0.1)	(5.4)	(3.4)
Defined benefit plan funding	(4.0)	(2.8)	(6.5)
Defined benefit plan expense	12.5	9.9	9.5
Other, net	(1.7)	2.8	(7.8)
Net cash provided by operating activities	138.2	189.5	118.2

Investing Activities
Capital expenditures	(20.9)	(21.9)	(16.3)
Forethought Note principal repayment	—	91.5	—
Acquisitions of businesses, net of cash acquired	(4.4)	(240.9)	(371.5)
Proceeds from redemption and sales of auction rate securities and investments	0.8	12.4	37.2
Return of investment capital from affiliates	2.0	4.4	1.9
Net cash used in investing activities	(22.5)	(154.5)	(348.7)

Financing Activities
Proceeds from revolving credit facilities, net of financing costs	545.7	179.0	464.0
Repayments on revolving credit facilities	(708.0)	(150.9)	(276.8)
Proceeds from issuance of senior unsecured notes, net of financing costs	—	—	147.0
Payment of dividends on common stock	(47.6)	(46.9)	(46.2)
Purchase of common stock	—	(3.8)	—
Other, net	(1.2)	0.6	1.8
Net cash (used in) provided by financing activities	(211.1)	(22.0)	289.8

Effect of exchange rate changes on cash and cash equivalents	0.1	4.1	3.9

Net cash flows	(95.3)	17.1	63.2

Cash and cash equivalents:
At beginning of period	115.5	98.4	35.2
At end of period	$20.2	$115.5	$98.4

Cash paid for interest	$11.3	$10.6	$1.8
Cash paid for income taxes	$35.3	$61.5	$75.7

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in millions)

						Accumulated
						Other
		Additional				Comprehensive
	Common Stock	Paid-in	Retained	Treasury Stock		Income
	Shares	Capital	Earnings	Shares	Amount	(Loss)	Total
Balance at September 30, 2009	62.8	$297.6	$79.3	0.9	$(17.5)	$(55.4)	$304.0
Comprehensive income:
Change in pension and postretirement (net of taxes of $0.5)	—	—	—	—	—	(1.0)	(1.0)
Change in currency translation adjustment	—	—	—	—	—	12.2	12.2
Change in unrealized gain on derivative instruments (net of taxes of $0.4)	—	—	—	—	—	0.7	0.7
Change in unrealized gain on available for sale securities (net of taxes of $0.3)	—	—	—	—	—	0.5	0.5
Net income	—	—	92.3	—	—	—	92.3
Total comprehensive income							104.7
Issuance of common stock related to stock awards or options	0.3	(0.9)	—	(0.1)	2.7	—	1.8
Share-based compensation	—	7.6	—	—	—	—	7.6
Dividends on common stock	—	0.6	(46.8)	—	—	—	(46.2)
Balance at September 30, 2010	63.1	304.9	124.8	0.8	(14.8)	(43.0)	371.9
Comprehensive income:
Change in pension and postretirement (net of taxes of $4.3)	—	—	—	—	—	(8.5)	(8.5)
Change in currency translation adjustment	—	—	—	—	—	11.3	11.3
Change in unrealized gain on derivative instruments (net of taxes of $0.1)	—	—	—	—	—	0.3	0.3
Change in unrealized gain on available for sale securities (net of taxes of $0.2)	—	—	—	—	—	0.4	0.4
Net income	—	—	106.1	—	—	—	106.1
Total comprehensive income							109.6
Issuance of common stock related to stock awards or options	0.3	(0.9)	—	(0.1)	1.5	—	0.6
Share-based compensation	—	11.7	—	—	—	—	11.7
Purchases of common stock				0.2	(3.8)		(3.8)
Dividends on common stock	—	1.3	(48.2)	—	—	—	(46.9)
Balance at September 30, 2011	63.4	317.0	182.7	0.9	(17.1)	(39.5)	443.1
Comprehensive income:
Change in pension and postretirement (net of taxes of $2.0)	—	—	—	—	—	2.0	2.0
Change in currency translation adjustment	—	—	—	—	—	(4.2)	(4.2)
Change in unrealized gain on derivative instruments (net of taxes of $0.2)	—	—	—	—	—	(0.5)	(0.5)
Change in unrealized gain on available for sale securities (net of taxes of $0.1)	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	104.8	—	—	—	104.8
Total comprehensive income							101.9
Issuance/retirement of common stock related to stock awards or options	(0.2)	(6.7)	—	(0.3)	5.6	—	(1.1)
Share-based compensation	—	8.7	—	—	—	—	8.7
Dividends on common stock	—	1.2	(48.8)	—	—	—	(47.6)
Other	—	1.7	(0.4)	—	—	—	1.3
Balance at September 30, 2012	63.2	$321.9	$238.3	0.6	$(11.5)	$(42.4)	$506.3

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share data)

1.              Description of the Business

Hillenbrand, Inc. is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  Hillenbrand has two business platforms: the Process Equipment Group and Batesville.  The Process Equipment Group is a recognized leader in the design and production of equipment and systems used in processing applications and Batesville® is a recognized leader in the North American funeral products industry.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries.

Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  Hillenbrand became a publicly traded company as the result of the separation of Hillenbrand Industries, Inc. (also referred to by its new corporate name, Hill-Rom Holdings, Inc., or “Hill-Rom”) into two separate publicly traded companies, Hillenbrand and Hill-Rom, through a tax-free distribution on March 31, 2008 of Hillenbrand shares to Hill-Rom’s shareholders.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Hillenbrand and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the 2012 presentation.

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

Foreign Currency Translation

The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive loss in stockholders’ equity.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss, in “other income (expense), net” when the transaction is settled.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less.  The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

Trade Receivables

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing accounts receivable portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered.  We do not have any off-balance sheet credit exposure related to customers.  We generally hold trade accounts receivable until they are paid.  At September 30, 2012 and 2011, we had reserves against trade receivables of approximately $16.5 and $21.7.

Inventories

Inventories are valued at the lower of cost or market.  Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 48% and 54% of inventories at September 30, 2012 and 2011.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) method.

	September 30,
	2012	2011
Raw materials and components	$39.1	$36.0
Work in process	13.9	10.8
Finished goods	37.0	36.9
Total inventories	$90.0	83.7

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $13.8 and $12.8 higher than reported at September 30, 2012 and 2011.

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

	September 30, 2012		September 30, 2011
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$16.8	$(3.5)	$15.5	$(3.5)
Buildings and building equipment	92.5	(55.5)	99.1	(56.7)
Machinery and equipment	272.5	(204.9)	262.2	(196.0)
Total	$381.8	$(263.9)	$376.8	$(256.2)

Total depreciation expense for fiscal years 2012, 2011, and 2010 was $18.7, $19.1, and $17.2.

Intangible Assets

Intangible assets are initially valued at their fair value.  We have determined the fair value of our intangible assets either by the fair value of the consideration exchanged for the intangible asset or the estimated after-tax discounted cash flows expected to be generated from the intangible asset.

Indefinite-lived trade names are not amortized.  Intangible assets with an indefinite life are tested for impairment annually and whenever events or circumstances indicate that the carrying amount may not be recoverable.  Intangible assets with an indefinite life are reviewed for impairment utilizing either a qualitative assessment or quantitative assessment.  If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. The qualitative assessment includes evaluating macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events.  If after completing the qualitative assessment, the carrying value more likely than not exceeds the fair value, we must complete the quantitative assessment.

If we perform a quantitative assessment, we compare the fair value of the asset to its carrying value.  An impairment loss would be recognized if the carrying amount exceeds the estimated fair value of the asset.  The amount of the impairment loss would be determined based upon the excess of the asset’s carrying value over its fair value.  The fair values of indefinite-lived intangible assets are determined based upon a discounted cash flow analysis using the relief-from-royalty method, which estimates the cost savings associated with owning, rather than licensing assets.  Significant assumptions are incorporated into these discounted cash flow analyses such as estimated growth rates, royalty rates, and risk-adjusted discount rates.  Based upon our assessments performed in 2012, 2011, and 2010, no impairment charge was required.

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

	September 30, 2012		September 30, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite assets:
Trade names	$6.1	$(5.6)	$6.1	$(5.0)
Customer relationships	240.8	(25.5)	242.0	(13.8)
Technology, including patents	24.6	(9.1)	24.7	(5.0)
Software	34.7	(28.8)	31.0	(26.6)
Other	0.6	(0.4)	3.9	(1.0)
	306.8	(69.4)	307.7	(51.4)
Indefinite-lived assets:
Trade names	76.5	—	76.5	—

Total	$383.3	$(69.4)	$384.2	$(51.4)

Total amortization expense for fiscal years 2012, 2011, and 2010 was $21.7, $17.0, and $11.0.  Estimated amortization expense related to amortizable intangible assets for the next five years is: $18.5 in 2013, $17.5 in 2014, $15.5 in 2015, $13.4 in 2016, and $13.2 in 2017.

Goodwill

Goodwill is carried at the reporting unit level.  It is not amortized but is subject to impairment tests performed annually and when events or circumstances indicate the fair value of the reporting unit may be below its carrying value.  Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative assessment.  If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. The qualitative assessment includes evaluating macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific or reporting unit events, and a sustained decrease in stock price, if applicable.  If after completing the qualitative assessment, the carrying value more likely than not exceeds the fair value, we must complete the quantitative assessment.

For reporting units where we perform the quantitative assessment, the first step requires us to compare the fair value of each reporting unit to the respective carrying value, which includes goodwill.  The fair value of the reporting unit and the implied fair value of goodwill are determined based upon a combination of an income approach utilizing a discounted cash flow analysis and a market approach utilizing market multiples.  The discounted cash flow analysis includes significant assumptions such as estimated growth rates, future operating margins, risk-adjusted discount rates, and terminal values.  The market multiple analysis utilizes EBITDA market multiples of peer companies from similar industries.  If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill.  Based upon our assessments performed in 2012, 2011, and 2010, no impairment charge was required.  As expected, final tax-related purchase accounting adjustments for the Rotex acquisition were recorded as of June 30, 2012.  The adjustments increased goodwill and net deferred taxes and other liabilities by $6.4.

	Batesville	Process Equipment Group	Total

Balance September 30, 2010	$5.7	$185.9	$191.6
Acquisitions	—	102.7	102.7
Adjustments	—	(0.4)	(0.4)
Foreign currency adjustments	—	6.1	6.1
Balance September 30, 2011	5.7	294.3	300.0
Adjustments	—	6.4	6.4
Foreign currency adjustments	—	(2.7)	(2.7)
Balance September 30, 2012	$5.7	$298.0	$303.7

Investments

Our investment portfolio consists primarily of investments in private equity limited partnerships and common stock with a carrying value of $15.8 and $17.4 at September 30, 2012 and 2011, included in other assets on the consolidated balance sheets.

We use the equity method of accounting for substantially all our private equity limited partnerships, with earnings or losses reported in “other income (expense), net” in the consolidated income statements.  This includes our share of any unrealized gains or losses experienced by these affiliates.  Earnings and carrying values for investments accounted for under the equity method are determined based upon the private equity limited partnerships’ financial statements.  Certain of these investments require commitments by us to provide additional funding of up to $3.0.  The timing of this funding is uncertain, but is expected to occur over the next three to five years.

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

Specific costs included in environmental expense and reserves include site assessment, remediation plan development, clean-up costs, post-remediation expenditures, monitoring, fines, penalties, and legal fees.  The amount reserved represents the expected undiscounted future cash outflows associated with such plans and actions and is not material to Hillenbrand.

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

On July 24, 2008, our Board of Directors approved the repurchase of up to $100 of common stock. The program has no expiration date, but may be terminated by the Board of Directors at any time. As of September 30, 2012, we had repurchased approximately 1,200,000 shares for $22.5, which were classified as treasury stock.  No shares were repurchased during fiscal year 2012.  We repurchased 200,000 of our shares in fiscal year 2011 for an aggregate $3.8.  During each of fiscal years 2012 and 2011, 100,000 shares were issued from treasury under our various stock compensation programs.  At September 30, 2012, we had $77.5 remaining for share repurchases under the existing Board authorization.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2012 and 2011.

Accumulated Other Comprehensive Loss

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to our stockholders.

	September 30,
	2012	2011
Cumulative currency translation adjustments	$16.2	$20.4
Pension and postretirement (net of taxes of $34.9 and $36.3)	(58.5)	(60.5)
Unrealized gain (loss) on derivative instruments (net of taxes of $0.7 and $0.1)	(0.3)	0.2
Unrealized gain on available for sale securities (net of taxes of $0.1 and $0.2)	0.2	0.4
Total accumulated other comprehensive loss	$(42.4)	$(39.5)

Revenue Recognition

Net revenue includes gross revenue less sales discounts, customer rebates, sales incentives, and product returns.  We record reserves for customer rebates based upon projected customer volumes.  In connection with obtaining long-term supply agreements from funeral home customers, we may offer sales incentives in the form of custom showrooms and fixtures.  Costs associated with these sales incentives are amortized over the term of the agreement, typically three to five years.  Our sales terms generally offer customers various rights of return, and we record reserves for estimated product returns based upon historical experience.

Revenue for our products is recognized when the risk of loss and other risks and rewards of ownership are transferred.  The standard terms for the Process Equipment Group products require recognition of revenue upon shipment of the product.  From time to time, at the customer’s request, Process Equipment Group may recognize revenue prior to shipment.  When this occurs, it is typically because the customer location is not ready to receive the large piece of equipment.  In these circumstances, revenue is only recognized when all specific criteria are met including, but not limited to:  1) risk of ownership has passed to buyer; 2) fixed and reasonable delivery date is established; 3) product is complete and segregated from other inventory; 4) custodial function is insurable and insured; and 5) no specific performance obligations by the seller remain.  Our standard terms for Batesville products require recognition of revenue upon delivery to the customer.

Cost of Goods Sold

Cost of goods sold consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, and overhead costs.  It also includes costs associated with the distribution and delivery of products.

Research and Development Costs

Research and development costs are expensed as incurred as a component of operating expenses and were $5.2, $4.5, and $3.8 for fiscal years 2012, 2011, and 2010.

Warranty Costs

We provide for the estimated warranty cost of a product at the time revenue is recognized.  Warranty expense is normally accrued as a percentage of sales based upon historical information, but may include specific provisions for known conditions when identified.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections.  Our warranty provision takes into account our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  The Process Equipment Group generally offers a one-year warranty on a majority of its products.  It engages in extensive product quality programs and processes, including the active monitoring and evaluation of the quality of its component suppliers, in an effort to minimize warranty obligations.  Warranty costs were not material to the consolidated financial results for fiscal years 2012, 2011, and 2010.

Income Taxes

We establish deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The majority of the cash at our foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been provided.

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

Derivative Financial Instruments

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms no greater than 15 months.  The aggregate notional amount of these derivative instruments was $46.0 and $16.5 at September 30, 2012 and 2011.

We measure all derivative instruments at fair value and report them on our consolidated balance sheet as assets or liabilities, with an offsetting tax-adjusted amount in accumulated other comprehensive gain (loss).  The carrying value of these contracts, at fair value, resulted in liabilities of $0.4, included in other liabilities at September 30, 2012, and assets of $0.4, included in other assets at September 30, 2011.  See Note 13 for additional information on the fair value of our derivative instruments.

Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  Gains and losses on derivative instruments reported in accumulated other comprehensive gain (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  Losses on financial derivative instruments were recognized in cost of goods sold of $0.3, $0.8, and $1.8 in fiscal years 2012, 2011, and 2010.

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

Restructuring Costs

Restructuring charges can occur when we take action to exit or significantly curtail a part of our operations or change the deployment of assets or personnel.  A restructuring charge can consist of an impairment or accelerated depreciation of effected assets, severance costs associated with reductions to the workforce, and charges for legal obligations for which no future benefit will be derived.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820, Fair Value Measurement).  The new standard provides updates to measurement guidance and enhanced disclosure requirements.  The most significant change is an expansion of the information required for Level 3 measurements based on unobservable inputs.  The new disclosure requirements were effective for Hillenbrand beginning January 1, 2012.  The adoption of this standard did not have a significant impact on our consolidated financial statements for the period presented.

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

In July 2012, the FASB issued an accounting standards update titled Intangibles — Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment.  This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year.  This standard is effective for fiscal years beginning after September 15, 2012, and early adoption is permitted.  The adoption of this standard did not have a significant impact on our consolidated financial statements for the period presented.

Recently Issued Accounting Standards

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income.  This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements.  Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The new disclosure requirements will be effective for our fiscal year beginning October 1, 2012.  As the new standard relates to presentation only, we do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

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

We completed the acquisition of Rotex on August 31, 2011, for an aggregate purchase price of $248.1.  This resulted in a net cash purchase price of $240.4 when adjusted for cash acquired.  We utilized $159.0 of borrowings under our revolving credit facility and cash on hand to finance the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed for the Rotex and K-Tron acquisitions discussed above:

	Rotex	K-Tron
	August 31, 2011	April 1, 2010
Cash and cash equivalents	$7.7	$66.2
Current assets, excluding cash and cash equivalents	28.0	67.2
Property, plant, and equipment	8.8	30.0
Identifiable intangible assets	118.8	218.7
Goodwill	109.1	185.8
Other noncurrent assets	—	4.7
Total assets acquired	272.4	572.6

Current liabilities	17.0	48.1
Debt	—	7.0
Deferred income taxes	5.8	81.9
Other long-term liabilities	1.5	0.4
Total liabilities assumed	24.3	137.4
Aggregate purchase price	$248.1	$435.2

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

Fiscal Year Ended September 30, 2011
Pro forma net revenue	$973.8
Pro forma net income	117.5
Pro forma diluted earnings per share	1.90

We entered into a definitive agreement on October 16, 2012, to acquire privately held Coperion for an estimated purchase price of €423, which includes the assumption of an estimated €91 of net debt and approximately  €100 of pension liabilities.

We incurred $4.2 and $6.3 of business acquisition costs associated with these acquisitions in the years ended September 30, 2012 and 2011.

Batesville completed an acquisition in fiscal year 2012 with a net purchase price of $5.4 consisting of primarily intangible assets.

4.              Financing Agreements

Borrowings under financing agreements included:

	September 30,
	2012	2011
$600 revolving credit facility (excludes outstanding letters of credit)	$123.0	$—
$400 revolving credit facility (excludes outstanding letters of credit)	—	283.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.6	148.5
Total long-term debt	$271.6	$431.5

On July 27, 2012, we entered into a $600 five-year senior unsecured revolving credit facility (the “Facility”) available in multiple currencies to replace the $400 five-year revolving credit facility entered into in March 2008.  Borrowings under the Facility bear interest at variable rates plus a margin amount based upon our leverage.  In addition, there is a facility fee based upon our leverage.  The Facility matures on July 27, 2017.  Deferred financing costs associated with the Facility are $2.7.  We are amortizing the discount to interest expense over the five-year term.  For fiscal years ended September 30, 2012 and 2011, the weighted-average interest rates were 0.8% and 0.7%.  The availability of borrowings under the Facility is subject to our ability at the time of borrowing to meet certain specified conditions.  These conditions include compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  Financial covenants include a maximum ratio of Consolidated Indebtedness to Consolidated EBITDA of 3.5 to 1.0 and a minimum ratio of Consolidated EBITDA to interest expense of 3.5 to 1.0.  We classified the Facility as long term based upon the contractual terms of the agreement.  In November 2012, we increased the capacity available under the Facility.  See Note 17 for further details.

As of September 30, 2012, we had $6.7 outstanding letters of credit under the Facility, were in compliance with all covenants, and had $470.3 of remaining borrowing capacity available.  As of September 30, 2011, we had $7.1 outstanding letters of credit under the $400 revolving credit facility, were in compliance with all covenants, and had $109.9 of remaining borrowing capacity available.

Our Swiss location maintains additional availability of $15.9 through local credit facilities secured by cash or real property.  As of September 30, 2012 and 2011, there were no borrowings under these facilities and availability was reduced by $6.6 and $5.3 for outstanding bank guarantees.  At September 30, 2012 and 2011, we had additional outstanding letters of credit and bank guarantees with other financial institutions totaling $7.8 and $9.7.  We had restricted cash of $1.6 and $0.3 at September 30, 2012 and 2011.

On July 9, 2010, we issued $150 of senior unsecured notes (“Notes”) due July 2020.  The Notes bear interest at a fixed rate of 5.5% per year, payable semi-annually in arrears beginning January 15, 2011.  The Notes were issued at a discount of $1.6, resulting in an initial carrying value of $148.4.  We are amortizing the discount to interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.  Deferred financing costs associated with the Notes of $2.1 are being amortized to interest expense on a straight-line basis over the term of the Notes.  The Notes are unsubordinated obligations of Hillenbrand, Inc. and rank equally in right of payment with all of our other existing and future unsubordinated obligations.

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

5.              Transactions with Hill-Rom

In connection with the 2008 separation of Hillenbrand Industries, Inc. into two separate publicly traded companies, a number of agreements were established between Hillenbrand and Hill-Rom to govern their relationship.  Certain of these agreements imposed restrictive covenants on both Hill-Rom and Hillenbrand.  The restrictive covenants limited the Company’s ability to, among other things, raise its dividend and borrow to fund acquisitions.  With the resolution of the antitrust litigation on October 1, 2012, discussed further in Note 11, these restrictive covenants were terminated.

6.              Retirement Benefits

Defined Benefit Retirement Plans — Approximately 55% of our employees participate in one of three defined benefit retirement programs, including the master defined benefit retirement plan, the defined benefit plan of our Swiss subsidiary, and the supplemental executive defined benefit retirement plan.  We fund the pension trusts in compliance with ERISA or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period.  The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All pension plans have a September 30 measurement date.

Effect on Operations - The components of net pension costs under defined benefit retirement plans were:

	Fiscal Year Ended September 30,
	2012	2011	2010
Service cost	$5.8	$6.3	$5.6
Interest cost	12.8	12.8	12.7
Expected return on plan assets	(13.7)	(15.4)	(13.9)
Amortization of unrecognized prior service cost, net	0.9	0.9	0.9
Amortization of actuarial loss	5.7	4.0	3.0
Net pension costs	$11.5	$8.6	$8.3

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	September 30,
	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$302.3	$269.3
Projected benefit obligation attributable to acquisitions	—	3.6
Service cost	5.8	6.3
Interest cost	12.8	12.8
Plan amendment	0.8	—
Actuarial loss	20.4	17.1
Benefits paid	(13.1)	(9.5)
Employee contributions	0.8	0.8
Effect of exchange rates on projected benefit obligation	(1.0)	1.9
Projected benefit obligation at end of year	328.8	302.3

Change in plan assets:
Fair value of plan assets at beginning of year	203.2	195.7
Fair value of pension assets attributable to acquisitions	—	2.9
Actual return on plan assets	34.5	9.6
Employee and employer contributions	3.9	3.3
Benefits paid	(13.1)	(9.5)
Administrative expenses paid	(1.2)	(1.0)
Effect of exchange rates on plan assets	(1.0)	2.2
Fair value of plan assets at end of year	226.3	203.2

Funded status:
Plan assets less than benefit obligations	$(102.5)	$(99.1)

Amounts recorded in the consolidated balance sheets:
Other assets	$0.7	$0.4
Accrued pension costs, current portion	(1.7)	(1.6)
Accrued pension costs, long-term portion	(101.5)	(97.9)
Plan assets less than benefit obligations	$(102.5)	$(99.1)

Net actuarial losses of $92.0 and prior service costs of $4.3, less an applicable aggregate tax effect of $35.3, are included as components of accumulated other comprehensive loss at September 30, 2012.  Net actuarial losses of $97.1 and prior service costs of $4.4, less an applicable aggregate tax effect of $37.3, are included as components of accumulated other comprehensive loss at September 30, 2011.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in fiscal 2013 is expected to be $8.1.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $312.6 and $288.1 at September 30, 2012 and 2011.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	September 30,
	2012	2011
Projected benefit obligation	$300.5	$272.7
Accumulated benefit obligation	286.1	263.8
Fair value of plan assets	197.2	173.1

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	Fiscal Year Ended September 30,
	2012	2011	2010
Discount rate for obligation, end of year	3.9%	4.3%	4.8%
Discount rate for expense, during the year	4.3%	4.5%	5.3%
Expected rate of return on plan assets	6.4%	6.9%	7.6%
Rate of compensation increase	2.4%	2.4%	2.4%

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

Plan Assets — The investment strategies and policies are set by the plans’ fiduciaries.  Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts, and balance risk and return.  The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets, and monitoring asset allocations.  Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.  The primary investment strategy currently employed is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position.  This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.  The investment in return-seeking assets is not to exceed 60% of total domestic plan assets.

Trust assets in the domestic plan are invested subject to the following policy restrictions:  short-term securities must be rated A2/P2 or higher; fixed-income securities will maintain an average credit quality of A- or better; and investments in equities in any one company may not exceed 10% of the equity portfolio.  None of Hillenbrand’s common stock was owned by the trust at September 30, 2012.  Holdings in our common stock are subject to a statutory maximum limit of 10% of total trust assets.

The tables below provide the fair value of our pension plan assets by asset category at September 30, 2012 and 2011.

	Fair Value at September 30, 2012 Using Input Considered as:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$7.6	$5.3	$2.3	$—
Equity securities	7.3	7.3	—	—
Corporate bonds	10.1	10.1	—	—
Other types of investments:
Government index funds	4.4	4.4	—	—
Equity mutual funds	93.4	—	93.4	—
Corporate bond funds	101.5	—	101.5	—
Real estate and real estate funds	2.0	—	—	2.0
Total	$226.3	$27.1	$197.2	$2.0

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 13 for a definition of level 1, 2, and 3 categories.

Fair values are determined as follows:

•                  Cash equivalents are based on the carrying amount, which approximates fair value, or at the fund’s net asset value.

•                  Equity securities are stated at the last reported sales price on the day of valuation.

•                  Corporate bonds actively traded are valued at the closing price reported in the active markets in which the bonds are traded.

•                  Corporate bond funds and equity mutual funds are valued based on the closing price reported in the active markets in which the underlying securities of the funds are traded.

•                  Government index funds are valued at the closing price reported in the active market in which the fund is traded.

•                  Real estate is valued on the basis of a discounted cash flow approach, which includes the future rental receipts, expenses, and residual values as the highest and best use of the real estate from a market participant view as rental property.

	Fair Value at September 30, 2011 Using Input Considered as:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$7.6	$5.3	$2.3	$—
Equity securities	20.1	20.1	—	—
Fixed maturity securities:
Corporate bonds	71.5	10.5	61.0	—
Municipal bonds	8.6	—	8.6	—
Asset-backed debt securities in trust	0.1	—	0.1	—
U.S. Government securities	2.1	—	2.1	—
Other types of investment:
Government index funds	8.3	8.3	—	—
Equity mutual funds	82.8	82.8	—	—
Real estate and real estate funds	2.1	—	—	2.1
Total	$203.2	$127.0	$74.1	$2.1

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 13 for a definition of level 1, 2, and 3 categories.

Fair values are determined as follows:

•                  Cash equivalents are based on the carrying amount, which approximates fair value, or at the fund’s net asset value.

•                  Equity securities are stated at the last reported sales price on the day of valuation.

•                  Corporate bonds actively traded are valued at the closing price reported in the active markets in which the bonds are traded.

•                  Corporate bond funds and equity mutual funds are valued based on the closing price reported in the active markets in which the underlying securities of the funds are traded.

•                  Government index funds are valued at the closing price reported in the active market in which the fund is traded.

•                  Real estate is valued on the basis of a discounted cash flow approach, which includes the future rental receipts, expenses, and residual values as the highest and best use of the real estate from a market participant view as rental property.

Cash Flows — During fiscal years 2012, 2011, and 2010 we contributed cash of $3.1, $2.5, and $6.1, to our defined benefit retirement plans.  We estimate we will be required to make minimum contributions of $12.9 in fiscal year 2013, although we may make additional discretionary contributions.  We will evaluate business conditions and capital and equity market volatility to determine whether we will make a discretionary contribution, and if so, in what amount.

Estimated Future Benefit Payments - Following are the benefit payments, which reflect expected future service and are expected to be paid from plan assets or Company contributions as necessary:

Projected Pension Benefits Payout
2013	$12.7
2014	13.6
2015	14.5
2016	15.3
2017	16.1
2018 - 2022	91.3

Defined Contribution Plans — We sponsor a number of defined contribution plans.  Depending on the plan, we may make contributions up to 4% of an employee’s compensation and matching contributions up to 6% of compensation.  Under the various plans, Company contributions generally vest over a period of zero to five years.  Expenses related to our various defined contribution programs were $8.0, $6.7, and $5.8 for fiscal years 2012, 2011, and 2010.

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  We use a measurement date of September 30 for this plan.

The net postretirement healthcare benefit cost recorded during fiscal years 2012, 2011, and 2010 was $1.0, $1.3, and $1.2.

	September 30,
	2012	2011
Benefit obligation at beginning of year	$11.0	$14.2
Interest cost	0.5	0.6
Service cost	0.6	1.6
Actuarial loss	__	(5.2)
Net benefits paid	(1.2)	(0.2)
Benefit obligation at end of year	$10.9	$11.0

Amounts recorded in the consolidated balance sheets:
Accrued postretirement benefits, current portion	$0.8	$0.4
Accrued postretirement benefits, long-term portion	10.1	10.6
Net amount recognized	$10.9	$11.0

The weighted-average assumptions used in revaluing our obligation under the postretirement healthcare plan were:

	Fiscal Year Ended September 30,
	2012	2011	2010
Discount rate for obligation	3.40%	4.10%	4.50%
Healthcare cost rate assumed for next year	7.85%	7.75%	7.75%
Ultimate trend rate	5.00%	5.00%	5.00%

Net actuarial gains of $4.0 and $4.2, less applicable tax effects of $1.5 and $1.5, are included as a component of accumulated other comprehensive loss at September 30, 2012 and 2011.  The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2013 is less than $0.3.  A one percentage-point increase/decrease in the assumed healthcare cost trend rates as of September 30, 2012, would cause an increase/decrease in service and interest costs of $0.1, along with an increase/decrease in the benefit obligation of $1.0.

We fund the postretirement healthcare plan as benefits are paid.  Current plan benefits are expected to require net Company contributions for retirees of $0.8 per year for the foreseeable future.

7.              Other Long-Term Liabilities

	September 30,
	2012	2011
Casket pricing obligation	$7.6	$8.6
Self-insurance loss reserves	13.4	14.2
Other	8.6	14.7
	29.6	37.5
Less-current portion	(5.3)	(6.2)
Total long-term portion	$24.3	$31.3

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

8.              Income Taxes

The components of earnings before income taxes and the consolidated income tax provision consist of the following:

	Fiscal Year Ended September 30,
	2012	2011	2010
Domestic	$116.3	$140.5	$141.2
Foreign	18.6	17.3	5.2
Total earnings before income taxes	$134.9	$157.8	$146.4

Income tax expense:
Current provision:
Federal	$27.1	$45.4	$62.6
State	4.0	6.1	8.9
Foreign	4.0	4.7	1.1
Total current provision	35.1	56.2	72.6

Deferred provision (benefit):
Federal	(4.1)	(1.6)	(15.5)
State	0.3	(2.4)	(3.3)
Foreign	(1.2)	(0.5)	0.3
Total deferred provision (benefit)	(5.0)	(4.5)	(18.5)
Income tax expense	$30.1	$51.7	$54.1

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate for the years ended September 30, 2012, 2011, and 2010:

	Fiscal Year Ended September 30,
	2012	2011	2010
Federal statutory rates	35.0%	35.0%	35.0%
Adjustments resulting from the tax effect of:
Permanent reinvestment of unremitted earnings	(8.1)	—	—
State and income taxes, net of federal benefit	2.6	1.8	3.1
Foreign income tax rate differential	(3.1)	(1.2)	(0.3)
Domestic manufacturer’s deduction	(2.6)	(2.7)	(2.0)
Non-deductible acquisition costs	—	—	0.5
Valuation allowance	—	(0.6)	(0.8)
Other, net	(1.5)	0.5	1.5
Effective income tax rate	22.3%	32.8%	37.0%

The components of deferred taxes consist of the following:

	September 30,
	2012	2011
Deferred tax assets:
Employee benefit accruals	$64.1	$67.7
Rebates and other discounts	4.4	7.5
Self-insurance reserves	5.9	5.9
Casket pricing obligation	2.9	3.3
Allowance for doubtful accounts	1.2	2.4
Inventory	2.0	2.8
Other, net	7.3	10.5
Total deferred tax assets before valuation allowance	87.8	100.1
Less valuation allowance	(0.9)	(1.0)
Total deferred tax assets, net	86.9	99.1
Deferred tax liabilities:
Depreciation	(12.4)	(11.1)
Amortization	(71.8)	(69.9)
Unremitted earnings of foreign operations	(0.1)	(11.0)
Other, net	(1.8)	(6.1)
Total deferred tax liabilities	(86.1)	(98.1)
Deferred tax assets and liabilities, net	$0.8	$1.0

Amounts recorded in the consolidated balance sheets:
Deferred taxes, current	$18.7	$27.5
Deferred taxes, long-term	(17.9)	(26.5)

Deferred tax assets and liabilities, net	$0.8	$1.0

At September 30, 2012, we had $0.7 of deferred tax assets related to state tax credit carryforwards, which expire in 2013, and $0.5 of deferred tax assets related to foreign net operating loss carryforwards, which will begin expiring in 2016.  We also had $1.6 of deferred tax assets related to capital loss carryforwards that begin expiring in 2015.  The gross deferred tax assets of $87.8 as of September 30, 2012, were reduced by a valuation allowance of $0.9 relating largely to the state tax credit carryforwards and foreign net operating loss carryforwards.

We have established a valuation allowance for deferred tax assets when it has been determined the amount of expected future taxable income is not likely to support the use of the deduction or credit.

In connection with the acquisition of K-Tron in April 2010, we recorded a deferred tax liability related to the historical earnings of its Swiss operations that would be subject to U.S. income taxes upon earnings repatriation.  With the acquisition of Rotex, we identified the need to retain cash overseas to support the continued growth of the Process Equipment Group and began developing a plan to integrate Rotex into our existing international structure.  As a result, during the first quarter of fiscal year 2012, we asserted the K-Tron historical earnings to be permanently reinvested.  Accordingly, a tax benefit of $11.0 was recognized, representing the full release of the deferred tax liability.  During the period ended March 31, 2012, we completed the plan of integrating Rotex into our existing international structure.  As of September 30, 2012, U.S. federal and state income taxes have not been provided on accumulated undistributed earnings of substantially all our foreign subsidiaries, as these earnings are considered permanently reinvested.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2012	2011
Balance at October 1	$7.3	$7.8
Additions for tax positions related to the current year	0.2	0.2
Additions for tax positions of prior years	1.0	0.5
Reductions for tax positions of prior years	(2.5)	(1.2)
Settlements	(3.5)	—
Balance attributable to pre-spin added in current year	0.4	—
Balance at September 30	$2.9	$7.3

The gross unrecognized tax benefit includes $1.6 and $3.4 at September 30, 2012 and 2011 that if recognized, would impact the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During the year ended September 30, 2012 and 2011, we recognized ($1.3) and $0.3 in additional interest and penalties.  Excluded from the reconciliation was $0.4 and $1.7 of accrued interest and penalties at September 30, 2012 and 2011.

We operate in multiple income tax jurisdictions both inside and outside the U.S. and are currently under examination in various federal, state, and foreign jurisdictions. Specifically, we are currently under examination by the IRS for fiscal years 2011 and 2012.  In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

It is reasonably possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next twelve months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range up to $0.7 based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although we believe that adequate provision has been made for such issues, it is possible that the ultimate resolution of such issues could affect our earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.  We do not expect that the outcome of these audits will materially impact the consolidated financial statements.

9.                    Earnings per Share

At September 30, 2012, 2011, and 2010, potential dilutive effects of time-based stock awards and stock option awards, representing 2,000,000, 1,900,000, and 1,800,000 shares, were excluded from the computation of earnings per share as their effects were anti-dilutive.  The dilutive effects of performance-based stock awards described in Note 10 are included in the computation of diluted earnings per share when the related performance criteria are met.  At September 30, 2012, 2011, and 2010, potential dilutive effects, representing 1,300,000, 1,100,000, and 1,100,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Fiscal Year Ended September 30,
	2012	2011	2010
Net Income	$104.8	$106.1	$92.3

Weighted average shares outstanding - basic (millions)	62.2	62.0	61.9
Effect of dilutive stock options and unvested time-based restricted stock awards (millions)	0.2	—	—
Weighted average shares outstanding — diluted (millions)	62.4	62.0	61.9

Earnings per share - basic and diluted	$1.68	$1.71	$1.49

10.             Share-Based Compensation

We have share-based compensation plans under which 8,785,436 shares were registered and available for issuance as of September 30, 2012.  Of this total, 4,690,814 shares were outstanding under these plans and 1,193,706 shares had been issued, leaving 2,459,411 shares available for future issuance.  This includes our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, which provides for long-term performance compensation for key employees and members of the Board of Directors.  It also includes our Supplemental Retirement Plan that was adopted effective July 1, 2010, into which former deferred compensation plans for directors and executives were transferred.  A variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

Compensation cost and related income tax benefits were as follows:

	Fiscal Year Ended September 30,
	2012	2011	2010
Stock-based compensation cost	$8.7	$11.7	$7.6
Less: Income tax benefit	3.2	4.3	2.6
Stock-based compensation cost, net of tax	$5.5	$7.4	$5.0

The Company realized current tax benefits of $0.1 from the exercise of stock options and the payment of stock awards during fiscal year 2012.

Stock Options — The fair value of option grants under the Hillenbrand, Inc. Stock Incentive Plan are estimated on the date of grant using the binomial option-pricing model, which incorporates the possibility of early exercise of options into the valuation as well as our historical exercise and termination experience to determine the option value. The grants are contingent upon continued employment and generally vest over periods ranging from one to three years.  Option terms are not expected to exceed 10 years.  The weighted-average fair value of options granted was $5.88, $5.67, and $5.71 per share for fiscal years 2012, 2011, and 2010.  The following assumptions were used in the determination of fair value in each period:

	Fiscal Year Ended September 30,
	2012	2011	2010
Risk-free interest rate	0.1 – 2.0%	0.3 – 3.5%	0.3 – 4.0%
Weighted-average dividend yield	3.4%	3.8%	4.0%
Weighted-average volatility factor	37.4%	41.1%	42.2%
Exercise factor	32.9%	34.4%	35.7%
Post-vesting termination rate	5.0%	5.0%	5.0%
Expected life (years)	4.2	4.2	4.2

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

The following tables provide a summary of outstanding stock option awards:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at September 30, 2011	2,741,376	$21.10
Granted	546,642	22.37
Exercised	(122,897)	17.63
Forfeited	(54,193)	20.79
Expired	(236,974)	24.91
Outstanding at September 30, 2012	2,873,954	21.18

Exercisable at September 30, 2012	1,901,128	21.24

As of September 30, 2012, there was $2.5 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 1.6 years.  This unrecognized compensation expense includes a reduction for our estimate of potential forfeitures.  As of September 30, 2012, the average remaining life of the outstanding stock options was 6.2 years with an aggregate intrinsic value of $1.3.  As of September 30, 2012, the average remaining life of the exercisable stock options was 4.9 years with an aggregate intrinsic value of $1.3.  The total intrinsic value of options exercised by employees and directors during fiscal years 2012, 2011, and 2010 was $0.7, $0.1, and $0.4.

Time-Based Stock Awards and Performance-Based Stock Awards — During 2009, we began granting performance-based stock awards as part of our annual grant instead of time-based stock awards.  These performance-based stock awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk incentive compensation, (iv) delineate clear accountabilities, and (v) ensure competitive compensation.  We believe that this blend of compensation components provides the Company’s leadership team with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company.  The vesting of performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period and a corresponding service requirement.  The hurdle rate is a reflection of our weighted-average cost of capital and targeted capital structure.  The number of shares awarded is based upon the fair value of our stock at the date of grant adjusted for the attainment level at the end of the period.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection.  As a result, depending on the degree to which we achieve the performance criteria, expenses related to the performance-

based stock awards may become more volatile as we approach the final performance measurement date at the end of the three-year period.

The value of time-based stock awards and performance-based stock awards in our common stock is the fair value at the date of grant.  The total vest date fair value of shares held by Hillenbrand employees and directors which vested during fiscal years 2012, 2011, and 2010 was $10.3, $9.8, and $2.1 (including dividends).  A summary of the unvested stock award activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted-Average
	Number of	Grant Date
Time-Based Stock Awards	Shares	Fair Value
Non-vested time-based stock awards at September 30, 2011	177,142	$22.01
Granted	92,066	21.47
Vested	(102,396)	22.67
Forfeited	(8,563)	21.50
Non-vested time-based stock awards at September 30, 2012	158,249	21.30

		Weighted-Average
	Number of	Grant Date
Performance-Based Stock Awards	Shares	Fair Value
Non-vested performance-based stock awards at September 30, 2011	1,028,670	$19.26
Granted	700,560	22.34
Vested	(369,603)	18.77
Forfeited	(144,168)	20.47
Non-vested performance-based stock awards at September 30, 2012	1,215,459	21.14

As of September 30, 2012, $2.0 and $4.8 of unrecognized stock-based compensation was associated with our unvested time-based stock awards and performance-based stock awards based upon projected performance to date.  These costs are expected to be recognized over a weighted-average period of 2.6 and 1.7 years.  This unrecognized compensation expense includes a reduction for an estimate of potential forfeitures.  As of September 30, 2012, the outstanding time-based stock awards and performance-based stock awards had an aggregate intrinsic value of $2.9 and $22.2.  The weighted-average grant date fair value of time-based stock awards was $21.38 and $21.41 per share for fiscal years 2011 and 2010.  The weighted-average grant date fair value of performance-based stock awards was $19.66 and $18.86 per share for fiscal years 2011 and 2010

Dividends payable in stock accrue on both time-based stock awards and performance-based stock awards, and are subject to the same terms as the original grants.  As of September 30, 2012, a total of 128,870 stock units had accumulated on unvested stock awards due to dividend reinvestments and are excluded from the tables above.  The aggregate intrinsic value of these shares at September 30, 2012, was $2.3.

Vested Deferred Stock — Past stock-based compensation programs allowed deferrals after vesting to be set up as deferred stock.  As of September 30, 2012, there were 314,382 of our shares that were deferred fully vested and are excluded from the tables above.  The aggregate intrinsic value of these shares at September 30, 2012, was $5.7.

11.             Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases. Rental expense for fiscal years 2012, 2011, and 2010 was $9.5, $9.0, and $7.9.  The aggregate future minimum lease payments for operating leases, excluding renewable periods, as of September 30, 2012, were as follows:

Amount
2013	$6.4
2014	4.2
2015	2.8
2016	2.1
2017	1.6
Thereafter	1.4
$18.5

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

The Federal District Court for the Southern District of Texas denied class certification on March 26, 2009, and ultimately dismissed the lawsuit on September 24, 2010, concluding that “plaintiffs shall take nothing by their suit.”  Plaintiffs appealed those decisions to the Fifth Circuit Court of Appeals.  On September 13, 2012, the Fifth Circuit Court of Appeals affirmed the District Court’s denial of class certification and remanded the plaintiffs’ claim for attorney fees back to the District Court.

On October 1, 2012, the Company, and certain other parties, entered into a confidential settlement agreement with the plaintiffs.  The settlement agreement provided for a $5.0 payment by the Company and expeditiously ended the FCA Action without any finding or admission of liability or wrongdoing by the Company or its Batesville subsidiaries, and accordingly was recognized as an expense in the 2012 consolidated statement of income.  The settlement results in no change to the Company’s policy of selling its caskets only through licensed funeral homes.  As of September 30, 2012, we had incurred approximately $34.2 in cumulative legal and related costs associated with the FCA Action since its inception.

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

12.             Other income and expense

	Fiscal Year Ended September 30,
	2012	2011	2010
Interest income on Forethought Note	$—	$6.4	$12.0
Equity in net income of affiliates	1.6	5.4	3.1
Net realized gain (loss) on auction rate securities and investments	0.2	0.5	(3.1)
Foreign currency exchange loss	(0.5)	(0.5)	—
Other, net	(2.8)	(1.6)	0.7
Other income and expense, net	$(1.5)	$10.2	$12.7

13.             Fair Value Measurements

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

Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at September 30,	Fair Value at September 30, 2012 Using Inputs Considered as:
	2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20.2	$20.2	$—	$—
Equity investments	2.5	1.5	—	1.0
Investments in rabbi trust	5.5	5.5	—	—

Liabilities:
$150 senior unsecured notes	148.6	165.6	—	—
Revolving credit facility	123.0		123.0
Derivative instruments	0.4	—	0.4	—

	Carrying Value at September 30,	Fair Value at September 30, 2011 Using Inputs Considered as:
	2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$115.5	$115.5	$—	$—
Equity investments	3.6	2.6	—	1.0
Investments in rabbi trust	5.2	5.2	—	—
Derivative instruments	0.4	—	0.4	—

Liabilities:
Revolving credit facility	283.0	—	277.9	—
$150 senior unsecured notes	148.5	157.6	—	—

The following table reconciles the change in the Company’s Level 3 financial assets:

	Fair Value Measurements Using Significant Unobservable Inputs
	Forethought Note	Equity Investments
Balance at September 30, 2010	$127.0	$3.0
Total realized and unrealized gains or (losses):
Included in earnings, net	—	—
Included in other comprehensive income	—	—
Change in fair value, disclosure only	24.2	—
Purchases, issuances and settlements	(151.2)	—
Transfers in and/or (out) of Level 3	—	(2.0)
Balance at September 30, 2011	$—	$1.0
Total realized and unrealized gains or (losses):
Included in earnings, net		—
Included in other comprehensive income		—
Change in fair value, disclosure only		—
Purchases, issuances and settlements		—
Transfers in and/or (out) of Level 3		—
Balance at September 30, 2012		$1.0

Valuation Techniques

•                  We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date.

•                  The carrying amount of equity investments (included as a component of other assets within the consolidated balance sheet) was $2.5 and $3.6 at September 30, 2012 and 2011, and approximates fair value. The fair value was determined using either quoted prices in an active market or using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of management judgment and as a result are not necessarily indicative of the amounts we would realize in a current market exchange.

•                  The fair value of the investments in the rabbi trust were based on quoted prices in active markets. The trust assets consist of participant-directed investments in publicly traded mutual funds.

•                  The fair value of the revolving credit facility approximated book value at September 30, 2012.  The fair value of the revolving credit facility is estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility.

•                  The fair value of the 10-year, 5.5% fixed rate senior unsecured notes was based on quoted prices in an active market.

•                  The private equity limited partnerships were excluded from the tables above. The carrying amount of these assets (included as a component of other assets within the consolidated balance sheet) was $13.3 and $13.8 at September 30, 2012 and 2011. The fair value of these equity method investments is not readily available.

14.             Segment and Geographical Information

We conduct our operations through two reportable business segments: the Process Equipment Group and Batesville.  These reporting segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions and evaluate results.

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

	September 30,
	2012	2011	2010
Net revenue
Process Equipment Group	$376.4	$245.9	$108.9
Batesville	606.8	637.5	640.3
Total net revenue	$983.2	$883.4	$749.2

EBITDA
Process Equipment Group	$76.0	$50.2	$11.7
Batesville	142.6	178.1	191.7
Corporate	(31.4)	(30.8)	(37.6)
Total EBITDA	$187.2	$197.5	$165.8

Net revenue(1)
United States	$817.5	$741.2	$662.6
Canada	46.0	50.2	42.2
Switzerland	76.6	73.0	34.6
All other foreign business units	43.1	19.0	9.8
Total revenue	$983.2	$883.4	$749.2

Depreciation and amortization
Process Equipment Group	$23.3	$17.5	$9.7
Batesville	16.6	17.8	17.6
Corporate	0.5	0.8	0.9
Total depreciation and amortization	$40.4	$36.1	$28.2

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	September 30,
	2012	2011
Total assets assigned
Process Equipment Group	$769.7	$847.8
Batesville	236.2	246.5
Corporate	81.6	86.4
Total assets	$1,087.5	$1,180.7

Tangible long-lived assets
United States	$100.4	$104.1
Switzerland	10.7	11.0
All other foreign business units	6.8	5.5
Tangible long-lived assets, net	$117.9	$120.6

The following schedule reconciles total segment EBITDA to consolidated net income.

	Fiscal Year Ended September 30,
	2012	2011	2010
Net income	$104.8	$106.1	$92.3
Interest income	(0.5)	(7.4)	(13.0)
Interest expense	12.4	11.0	4.2
Income tax expense	30.1	51.7	54.1
Depreciation and amortization	40.4	36.1	28.2
EBITDA	$187.2	$197.5	$165.8

15.             Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012
Net revenue	$231.6	$259.7	$238.4	$253.5
Gross profit	93.7	104.3	90.8	100.1
Net income	31.3	27.4	21.3	24.8
Earnings per share — basic and diluted	0.50	0.44	0.34	0.40

Fiscal Year 2011
Net revenue	$211.0	$230.0	$211.2	$231.2
Gross profit	91.2	101.9	86.1	90.7
Net income	27.1	33.0	22.5	23.5
Earnings per share - basic and diluted	0.44	0.53	0.36	0.38

16.             Restructuring

During the fiscal year ended September 30, 2012, Hillenbrand incurred $8.5 of restructuring costs ($3.9 at the Batesville business platform, $3.7 at the Process Equipment Group, and $0.9 at Corporate).  These costs consisted of $4.2 of primarily termination benefits at Batesville and the Process Equipment Group classified as cost of goods sold ($3.3 at Batesville and $0.9 at the Process Equipment Group).  These costs also included $4.3 of operating expenses that represent termination benefits at Batesville, costs related to the consolidation of manufacturing facilities in the Process Equipment Group, and Corporate costs related to our joint ownership interests in aircraft distributed to us when we separated from Hill-Rom as well as termination benefits related to the cessation of airport operations ($0.6 at Batesville, $2.8 at the Process Equipment Group, and $0.9 at Corporate).  Future charges related to these restructurings are not expected to be significant.  Substantially all severance and exit costs have been paid as of September 30, 2012.

Batesville management consistently sizes operations to respond to changing market conditions and consumer preferences, and continuously evaluates capacity to ensure they are making the products their customers require in the most efficient manner possible.  Batesville consolidated its first and second shifts at one of its plants and converted one of its international manufacturing facilities into a distribution center.  Batesville also incurred restructuring charges related to a workforce reduction.

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

17.             Subsequent Event

We entered into a definitive agreement on October 16, 2012, to acquire privately held Coperion for an estimated purchase price of €423, which includes the assumption of an estimated €91 of net debt and approximately €100 of pension liabilities.  The final price is subject to certain closing and post closing adjustments.  We expect the transaction to close in early December 2012, depending upon satisfaction of certain conditions, including receipt of applicable regulatory approvals.  We expect to fund this acquisition with cash on hand and cash available under our revolving credit facility.

In November 2012, we fully exercised the $300 accordion feature under the Facility in order to increase our financing capacity.  This provided a $200 term loan and increased the maximum revolving feature by $100 to $700.  The Company also has the potential, under certain circumstances and with the lenders’ approval, to increase the total amount under the Facility by an additional $300. Principal payments for the term loan are as follows:

Amount
2013	$10.0
2014	10.0
2015	15.0
2016	20.0
2017	145.0
$200.0

SCHEDULE II

HILLENBRAND, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010

		Additions
	Balance at	Charged to	Charged to		Deductions		Balance
	Beginning	Costs and	Other		Net of		at End
(in millions)	of Period	Expense	Accounts		Recoveries (a)		of Period

Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2012	$21.7	$2.2	$—		$(7.4	)(a)	$16.5
Year ended September 30, 2011	$20.1	$1.2	$0.1	(b)	$0.3		$21.7
Year ended September 30, 2010	$17.3	$1.6	$1.3	(c)	$(0.1)		$20.1

(a)   Reflects the write-off of specific receivables against recorded reserves and other adjustments.

(b)   Reflects opening reserve balances resulting from the acquisition of Rotex.

(c)   Reflects opening reserve balances resulting from the acquisition of K-Tron.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

There have been no changes to our internal controls over financial reporting. Management’s report on our internal control over financial reporting is included under Item 8 above.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Executive Officers of the Registrant.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2013 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2013 Proxy Statement, where such information is included under the heading “The Board of Directors and Committees.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2013 Proxy Statement, where such information is included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2013 Proxy Statement, where such information is included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2013 Proxy Statement, where such information is included under the heading “The Board of Directors and Committees.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2013 Proxy Statement, where such information is included under the heading “Proposal No. 3-Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements  on page 32.

(2) Financial Statement Schedule

The financial statement schedule on page 62 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

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
November 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ray J. Hillenbrand	Chairman of the Board	November 26, 2012
Ray J. Hillenbrand

/s/Kenneth A. Camp	President, Chief Executive Officer and Director	November 26, 2012
Kenneth A. Camp	(Principal Executive Officer)

/s/Cynthia L. Lucchese	Senior Vice President and Chief Financial Officer	November 26, 2012
Cynthia L. Lucchese	(Principal Financial Officer)

/s/Elizabeth E. Dreyer	Vice President — Controller and Chief Accounting	November 26, 2012
Elizabeth E. Dreyer	Officer (Principal Accounting Officer)

/s/W August Hillenbrand	Director	November 26, 2012
W August Hillenbrand

/s/Eduardo R. Menascẻ	Director	November 26, 2012
Eduardo R. Menasce

/s/James A. Henderson	Director	November 26, 2012
James A. Henderson

/s/Mark C. Deluzio	Director	November 26, 2012
Mark C. Deluzio

/s/Thomas H. Johnson	Director	November 26, 2012
Thomas H. Johnson

/s/Stuart A. Taylor II	Director	November 26, 2012
Stuart A. Taylor II

/s/F. Joseph Loughrey	Director	November 26, 2012
F. Joseph Loughrey

/s/Neil S. Novich	Director	November 26, 2012
Neil S. Novich

/s/Edward B. Cloues II	Director	November 26, 2012
Edward B. Cloues II

/s/Helen W. Cornell	Director	November 26, 2012
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

Exhibit 3.3		Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 1, 2010)

Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. Bank National Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010)

Exhibit 4.2		Form of Hillenbrand, Inc. 5.5% fixed rate 10 year global note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 9, 2010)

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

Exhibit 10.3		Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.4	**	Form of Employment Agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form 10)

Exhibit 10.5	**	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and Cynthia L. Lucchese (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.6	**	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and John R. Zerkle (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.7	**	Employment Agreement dated as of March 31, 2008 between Batesville Services, Inc. and Michael L. DiBease (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.8	**	Employment Agreement dated as of March 24, 2008 between Hillenbrand, Inc. and P. Douglas Wilson (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 10.9	**	Employment Agreement dated as of June 15, 2008, between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 10.10	**	Form of Change in Control Agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10)

Exhibit 10.11	**

Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its non-CEO executive officers, including certain named executive officers (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form 10)

Exhibit 10.12	**

Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its non-CEO executive officers, including Kimberly K. Dennis and Scott George (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed November 28, 2011)

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

Exhibit 10.24	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 1, 2010)

Exhibit 10.25

Letter Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and Forethought Financial Group, Inc. regarding Repurchase of Promissory Note and Redemption of Warrants (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2010)

Exhibit 10.26

Amendment No. 1 to Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, and Citibank, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to

Current Report on Form 8-K filed July 6, 2010)

Exhibit 10.27

Amendment No. 2 to Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, Citibank, N.A., as resigning agent for the lenders and J.P. Morgan Chase Bank NA as successor agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 6, 2010)

Exhibit 10.28	**	Employment Agreement dated November 11, 2008 between K-Tron International, Inc. and Kevin C. Bowen (Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.29	**

Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement between Hillenbrand, Inc. and certain executive officers (Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.30	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.31	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.32	**

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

Exhibit 10.34

Securities Purchase Agreement dated as of August 4, 2011, by and among Hillenbrand, Inc., Rotex Global, LLC, and Rotex Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 5, 2011)

Exhibit 10.35	**	Employment Agreement dated as of January 30, 2012 between Hillenbrand, Inc., and Scott P. George (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 7, 2012)

Exhibit 10.36

Credit Agreement dated as of July 27, 2012 among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2012)

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

The following materials from the Hillenbrand, Inc. Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income for the years ended September 30, 2012, 2011 and 2010, (ii) Consolidated Balance Sheet for the years ended September 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the years ended September 30, 2012, 2011 and 2010, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)3.
***

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.