Form 10-Q
period 2012-12-31
Hillenbrand, Inc.
filed 2013-02-04
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

Commission File No. 001-33794

HILLENBRAND, INC.

(Exact name of registrant as specified in its charter)

Indiana (State of incorporation)	26-1342272 (I.R.S. Employer Identification No.)

One Batesville Boulevard
Batesville, IN	47006
(Address of principal executive offices)	(Zip Code)

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

The registrant had 62,686,180 shares of common stock, no par value per share, outstanding as of January 29, 2013.

HILLENBRAND, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended
	December 31,
	2012	2011

Net revenue	$305.2	$231.6
Cost of goods sold	194.6	137.9
Gross profit	110.6	93.7
Operating expenses	86.5	60.3
Operating profit	24.1	33.4
Interest expense	4.5	2.9
Other income (expense), net	0.9	(0.5)
Income before income taxes	20.5	30.0
Income tax expense (benefit)	5.9	(1.3)
Net income	14.6	31.3
Less: Net income attributable to noncontrolling interests	0.3	—
Net income attributable to common shareholders	$14.3	$31.3

Net income attributable to common shareholders — per share of common stock:
Basic earnings per share	$0.23	$0.50
Diluted earnings per share	$0.23	$0.50
Weighted-average shares outstanding — basic	62.4	62.0
Weighted-average shares outstanding — diluted	62.6	62.0

Cash dividends per share	$0.1950	$0.1925

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended
	December 31,
	2012	2011

Net income	$14.6	$31.3
Other comprehensive income (loss), net of tax
Currency translation adjustment	10.2	(6.6)
Pension and postretirement benefit plan adjustments	1.1	0.1
Change in net unrealized gains (losses) on derivative instruments	0.2	(0.1)
Change in net unrealized gains (losses) on available-for-sale securities	(0.2)	(1.1)
Total other comprehensive income (loss), net of tax	11.3	(7.7)
Comprehensive income	25.9	23.6
Less: Comprehensive income attributable to noncontrolling interests	0.3	—
Comprehensive income attributable to common shareholders	$25.6	$23.6

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	December 31,	September 30,
	2012	2012
ASSETS
Current Assets
Cash and cash equivalents	$102.1	$20.2
Trade receivables, net	196.4	150.7
Unbilled receivables from long-term manufacturing contracts	102.2	—
Inventories	191.9	90.0
Deferred income taxes	30.5	19.6
Other current assets	42.6	24.8
Total current assets	665.7	305.3
Property, plant, and equipment, net	172.4	117.9
Intangible assets, net	604.7	313.9
Goodwill	542.8	303.7
Other assets	47.4	46.7
Total Assets	$2,033.0	$1,087.5

LIABILITIES
Current Liabilities
Trade accounts payable	$180.0	$35.3
Liabilities from long-term manufacturing contracts and advances	73.1	15.9
Current portion of long-term debt	10.0	—
Accrued compensation	25.2	29.3
Deferred income taxes	25.6	0.9
Other current liabilities	125.7	70.4
Total current liabilities	439.6	151.8
Long-term debt	757.7	271.6
Accrued pension and postretirement healthcare	239.0	111.8
Deferred income taxes	36.2	21.7
Other long-term liabilities	31.9	24.3
Total Liabilities	1,504.4	581.2

Commitments and contingencies

EQUITY
Common stock, no par value, 63.1 and 63.2 shares issued, 62.6 and 62.6 shares outstanding, 0.3 and 0.3 shares restricted	—	—
Additional paid-in capital	318.7	321.9
Retained earnings	239.7	238.3
Treasury stock, 0.5 and 0.6 shares	(5.5)	(11.5)
Accumulated other comprehensive loss	(31.1)	(42.4)
Total Hillenbrand, Inc. Shareholders’ Equity	521.8	506.3
Noncontrolling interest	6.8	—
Total Equity	528.6	506.3

Total Liabilities and Equity	$2,033.0	$1,087.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flow (Unaudited)

(in millions)

	Three Months Ended
	December 31,
	2012	2011
Operating Activities
Net income	$14.6	$31.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15.0	12.2
Deferred income taxes	4.7	(9.6)
Equity in net loss from affiliates	0.2	0.1
Share-based compensation	4.5	5.3
Trade accounts receivable and receivables on long-term manufacturing contracts	4.3	9.3
Inventories	8.4	(6.7)
Other current assets	(8.3)	(3.0)
Trade accounts payable	0.2	(4.2)
Accrued expenses and other current liabilities	(25.3)	(15.8)
Income taxes payable	(1.2)	5.6
Defined benefit plan funding	(1.2)	(0.6)
Defined benefit plan expense	3.8	3.1
Net cash provided by operating activities	19.7	27.0

Investing Activities
Capital expenditures	(5.6)	(4.2)
Proceeds on sales of property, plant, and equipment	1.2	—
Proceeds from sales of investments	1.4	—
Acquisition of business, net of cash acquired	(415.6)	—
Net cash used in investing activities	(418.6)	(4.2)

Financing Activities
Proceeds from term loan	200.0	—
Repayments on term loan	(2.5)	—
Proceeds from revolving credit facilities, net of financing costs	535.3	—
Repayments on revolving credit facilities	(238.0)	—
Payment of dividends on common stock	(12.1)	(11.9)
Other, net	(2.7)	(1.7)
Net cash provided by (used in) financing activities	480.0	(13.6)

Effect of exchange rates on cash and cash equivalents	0.8	(2.2)

Net cash flow
	81.9	7.0
Cash and cash equivalents
At beginning of period	20.2	115.5
At end of period	$102.1	$122.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

(in millions, except share and per share data)

1.              Background and Basis of Presentation

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  Hillenbrand has two business platforms:  the Process Equipment Group and Batesville.  The Process Equipment Group is a recognized leader in the design and production of equipment and systems used in processing applications and Batesville® is a recognized leader in the North American funeral products industry.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries, including less than 100% ownership in certain Coperion Capital GmbH (“Coperion”) subsidiaries as a result of the acquisition of Coperion that closed December 1, 2012.  These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the fiscal year ended September 30, 2012.  Certain prior period balances have been reclassified to conform to the current presentation.  In the opinion of management, these financial statements reflect all normal and recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities as of the dates presented.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the percentage-of-completion method, the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under the incentive compensation programs.

2.              Summary of Significant Accounting Policies

The significant accounting policies used in preparing these financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The following represents an addition to our accounting policies due to the acquisition of Coperion.

Revenue Recognition

With the acquisition of Coperion, a portion of the Company’s revenue is derived from long-term manufacturing contracts.  This revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated cost of the project and are included in net revenues on the consolidated income statement.  Revenues in excess of billings are presented as unbilled receivables from long-term manufacturing contracts and deposits in excess of billings are presented as liabilities from long-term manufacturing contracts on the consolidated balance sheet.  For the three months ended December 31, 2012, approximately 10% of the Company’s revenue related to revenue from these long-term manufacturing contracts.  Revenue for components, replacement parts, and service is recognized on a completed contract basis when title and risk of loss passes to the customer.

Recently Adopted and Issued Accounting Standards

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income.  This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements.  Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The new disclosure requirements became effective and were adopted as of October 1, 2012.  As the new standard relates to presentation only, the adoption of this standard did not have a significant impact on our consolidated financial statements.

3.              Business Acquisitions

We completed the acquisition of Coperion on December 1, 2012, in a transaction valued at $540.7.  The aggregate purchase consideration consisted of $269.1 of cash, net of cash acquired, and the assumption of $146.0 of debt and $125.6 of pension liabilities.  We utilized $426.3 of borrowings under our revolving credit facility and cash on hand to finance the acquisition, including the repayment of the $146.0 of debt outstanding under Coperion’s prior financing arrangements.

Based in Stuttgart, Germany, Coperion is a global leader in the manufacture of compounding, extrusion, and bulk material handling equipment used in a broad range of industries, including plastics, chemicals, food processing, pharmaceutical, and aluminum.  Coperion has been in business since 1879, currently with nine manufacturing sites in Germany, the United States (“U.S.”), China, and India, and sales offices in approximately thirty locations in the Americas, Europe, and Asia.  Coperion had approximately two thousand employees worldwide as of December 31, 2012.  Approximately 30% of Coperion’s revenue is derived from replacement parts and service, generating a large portion of recurring business due to its well-positioned service network and active installed base of machines across the world.

Coperion revenues consist of large system sales, equipment, components, replacement parts, and service.  Large system sales are fulfilled over twelve to eighteen months on average, whereby customers generally pay a deposit and make progress payments in advance of delivery.  These progress payments allow Coperion to operate its business at attractive working capital levels.  System sales include many components, including those manufactured by Coperion as well as materials manufactured by third-parties.  The proportion of third-party-sourced materials (that yield lower margins than materials produced internally) in system sales is greater than that of our other Process Equipment Group businesses.  As a result, we expect gross profit margins in the Process Equipment Group to be lower following the Coperion acquisition.  However, we believe that providing complete system sales gives the Process Equipment Group a distinct competitive advantage, as many customers prefer doing business with one trusted vendor that can provide a complete system.

This acquisition is the largest in the Company’s history and is an important step in our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group business platform.  The integration of Coperion with the Process Equipment Group will be a key initiative for the next 18 to 24 months.  Combining our product offerings to provide a more complete system solution is the highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group platform to enter new global markets more quickly.  Likewise, we expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s lean tools and principles to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

The following table summarizes preliminary estimates of fair values of the assets acquired and liabilities assumed for the Coperion acquisition:

December 1, 2012
Cash and cash equivalents	$32.8
Inventory	109.1
Current assets, excluding cash and cash equivalents and inventory	164.2
Property, plant, and equipment	54.4
Identifiable intangible assets	292.4
Goodwill	233.4
Other assets	2.1
Total assets acquired	888.4

Current liabilities	268.3
Accrued pension obligations	125.6
Deferred income taxes	33.4
Other long-term liabilities	6.7
Total liabilities assumed	434.0

Noncontrolling interest assumed	6.5

Aggregate purchase price	$447.9

The estimation of fair value of Coperion’s assets and liabilities is preliminary and subject to adjustment based on finalization of the closing balance sheet, including deferred tax balances.

Goodwill is not deductible for tax purposes and was allocated entirely to our Process Equipment Group.  The remaining change in goodwill during the period ended December 31, 2012, was related to the change in foreign currency.

Fair value amounts assigned to identifiable definite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives. The amounts assigned at the time of acquisition and their useful lives were:

	Fair Values	Estimated Useful Lives (years)
Trade names	$55.6	Indefinite
Customer relationships	158.3	20
Technology, including patents	44.2	12
Backlog	34.3	<1
Total identifiable intangible assets	$292.4

The unaudited pro forma information for the periods set forth below gives effect to the Coperion acquisition as if it had occurred at the beginning of the earliest period presented. It includes adjustments for additional interest expense, depreciation, and amortization. The unaudited pro forma information for the three months ended December 31, 2011, includes acquisition costs of $8.2 and backlog amortization and inventory step-up costs of $20.9; such amounts are excluded from the period ended December 31, 2012. The unaudited pro forma information is presented for informational purposes only and does not necessarily reflect the results of operations that would actually have been achieved had the acquisition been consummated as of that time.

	Three Months Ended December 31,
	2012	2012
Pro forma net revenue	$420.4	$434.6
Pro forma net income attributable to common shareholders	28.3	14.0
Pro forma basic and diluted earnings per share	$0.46	$0.24

We incurred $8.2 of net business acquisition costs associated with the acquisition during the three months ended December 31, 2012.  These costs consist of $9.0 of operating expenses partially offset by $0.8 of other income (see Note 11).

In connection with our Coperion acquisition, we acquired less than 100% ownership in certain Coperion subsidiaries.  Following the acquisition date, 100% of Coperion’s results was consolidated into our Process Equipment Group. The portion of the business that is not owned by the Company is presented as noncontrolling interests within equity in the Consolidated Balance Sheets. Income attributable to the noncontrolling interests is separately reported within the Consolidated Statements of Income, and is also excluded from total Hillenbrand Shareholder’s Equity.

4.              Supplemental Balance Sheet Information

	December 31,	September 30,
	2012	2012

Trade accounts receivable reserves	$18.0	$16.5

Accumulated depreciation on property, plant, and equipment	$259.0	$263.9

Accumulated amortization on intangible assets	$81.3	$69.4

Inventories:
Raw materials and components	$72.2	$39.1
Work in process	60.3	13.9
Finished goods	59.4	37.0
Total inventories	$191.9	$90.0

5.              Financing Agreements

	December 31,	September 30,
	2012	2012
$700 revolving credit facility (excludes outstanding letters of credit)	$421.5	$123.0
$200 term loan	197.5	—
$150 senior unsecured notes, due July 15, 2020, net of discount	148.7	148.6
Total debt	767.7	271.6
Less: current portion of term loan	10.0	—
Total long-term debt	$757.7	$271.6

In November 2012, we fully exercised the $300 accordion feature under our revolving credit facility to increase our financing capacity.  This increase consisted of a $200 term loan and a $100 increase in our borrowing capacity under our revolving credit facility, to $700.  The Company also has the potential, under certain circumstances and with the lenders’ approval, to increase the total borrowing capacity under the revolving credit facility by an additional $300.  Deferred financing costs of $3.5 are being amortized to interest expense over the term of the revolving credit facility.

As of December 31, 2012, we (i) had $180.0 in outstanding letters of credit issued under our $700 revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement for the revolving credit facility, and (iii) had $98.5 of remaining borrowing capacity available under the revolving credit facility.  The weighted-average interest rates on borrowings under the revolving credit facility were 1.35% and 0.7% for the three-month periods ended December 31, 2012 and 2011.  The weighted average interest rate on the term loan was 1.81% for the three-month period ended December 31, 2012.  In the normal course of business, the Process Equipment Group is required to provide customers bank guarantees in support of performance, warranty, advance payment, and other contract obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantee.

As of December 31, 2012, our Swiss subsidiary maintained additional availability of $16.2 through local credit facilities secured by cash or real property.  There were no borrowings under these facilities as of December 31, 2012, and availability was reduced by $4.8 for outstanding bank guarantees.  Coperion has a $66.0 guaranty facility under which availability was reduced for outstanding bank guarantees totaling $13.9.  We had $11.7 additional outstanding letters of credit and bank guarantees with other financial institutions and restricted cash of $1.6 at December 31, 2012.

On July 9, 2010, we issued $150 fixed-rate senior unsecured notes due July 15, 2020 (the “Notes”).  The Notes bear interest at a fixed rate of 5.5%, payable semi-annually in arrears.  The Notes were issued at an original issue discount of $1.6, which is being amortized to interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.  Deferred financing costs of $2.1 are being amortized to interest expense over the term of the Notes.

6.              Retirement Benefits

In connection with the Coperion acquisition, we acquired the Coperion defined benefit pension plans based in Germany and the U.S., which were recorded at fair value on the acquisition date.  The aggregate fair value of the total projected benefit obligations acquired was $141.6 and the plan assets at fair value totaled $16.0, resulting in an assumed liability of $125.6 at December 1, 2012.  We estimate we will be required to make minimum contributions of $7.7 during the remainder of fiscal year 2013 related to these Coperion defined benefit pension plans, although we may make additional discretionary contributions.

Defined Benefit Plans

	Three Months Ended
	December 31,
	2012	2011
Service costs	$1.6	$1.5
Interest costs	3.5	3.2
Expected return on plan assets	(3.4)	(3.4)
Amortization of unrecognized prior service costs, net	0.2	0.2
Amortization of net loss	1.8	1.4
Net pension costs	$3.7	$2.9

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.2 for the three months ended December 31, 2012 and 2011.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.0 and $1.8 for the three months ended December 31, 2012 and 2011.

7.              Income Taxes

The effective tax rates for the three months ended December 31, 2012 and 2011 were 28.8% and (4.3)%. The year-over-year change in the effective tax rate was largely due to the $10.4 reduction of income tax expense for the three months ended December 31, 2011, attributable to the permanent reinvestment assertion on historical earnings of certain Swiss operations.  For the three months ended December 31, 2012, we recognized a discrete income tax benefit of $0.8 related to changes in California tax law, and we recognized a discrete income tax charge of $1.1 related to non-deductible transaction costs in connection with the Coperion acquisition.

8.              Earnings Per Share

At December 31, 2012 and 2011, potential dilutive effects of 2.4 million and 2.2 million shares relating to unvested time-based restricted stock units and stock options were excluded from the computation of earnings per share as their effects were anti-dilutive. At December 31, 2012 and 2011, potential dilutive effects of 2.0 million and 1.8 million shares relating to unvested performance-based stock awards were excluded from the computation of diluted earnings per share as the related performance period is not yet complete. The effects of these performance-based shares will be dilutive in the future to the extent various levels of performance criteria are met.

	Three Months Ended
	December 31,
	2012	2011
Net income attributable to common shareholders	$14.3	$31.3
Weighted-average shares outstanding — basic (millions)	62.4	62.0
Effect of dilutive stock options and unvested time-based restricted stock awards (millions)	0.2	—
Weighted-average shares outstanding — diluted (millions)	62.6	62.0

Earnings per share — basic and diluted	$0.23	$0.50

9.              Shareholders’ Equity

During the three months ended December 31, 2012, we paid $12.1 of cash dividends.  The decline in treasury stock is primarily the result of the distribution of vested awards during the first quarter of fiscal year 2013.

10.       Share-Based Compensation

	Three Months Ended
	December 31,
	2012	2011

Share-based compensation	$4.5	$5.3
Less: income tax benefit	1.6	2.0
Share-based compensation, net of tax	$2.9	$3.3

During the three months ended December 31, 2012, we made the following grants:

Number of Units
Stock options	497,818
Time-based stock awards	37,346
Performance-based stock awards (maximum that can be earned)	759,519

Stock options granted had a weighted-average exercise price of $20.68 and a weighted-average grant date fair value of $4.89.  Our time-based stock awards and performance-based stock awards had a weighted-average grant date fair value of $20.75 and $20.68.

11.       Other Income and Expense

	Three Months Ended
	December 31,
	2012	2011
Equity in net loss of affiliates	$(0.2)	$(0.1)
Foreign currency exchange gain	0.8	—
Business acquisition costs, net	0.8	—
Other, net	(0.5)	(0.4)
Other income and expense, net	$0.9	$(0.5)

The acquisition of Coperion was transacted in euros.  Business acquisition costs within other income and expense represent the foreign exchange gain recognized on euro-denominated cash required to fund the acquisition, offset by the costs of derivative contracts that hedged currency exposure on the funds required to close the transaction.

12.       Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases. The aggregate future minimum lease payments for operating leases, including those lease obligations assumed through our Coperion acquisition, as of December 31, 2012, were as follows:

Amount
2013 (remaining nine months)	$18.3
2014	12.6
2015	11.1
2016	10.4
2017	9.9
Thereafter	53.3
$115.6

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

Matthews claims that it has lost revenue and will lose future revenue in the New York metropolitan area, although the amount of those alleged damages is unspecified.  Matthews seeks to: (i) recover compensatory damages, punitive damages, attorneys’ fees and costs; and (ii) enjoin certain activities by Harry Pontone, Scott Pontone, Pontone Casket Company, and Batesville and its employees in the New York metropolitan area.  Although Matthews originally moved for a preliminary injunction, that request was withdrawn.  No trial date has been set, and the parties are nearing completion of discovery.

The Company believes Batesville acted lawfully and intends to defend this matter vigorously.  The Company does not believe, based on currently available information, that the outcome of this lawsuit will have a material adverse effect on the Company’s financial condition and liquidity.  If Matthews prevails at trial, however, the outcome could be materially adverse to the Company’s operating results or cash flows for the particular period, depending, in part, upon the operating results or cash flows for such period.

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

Level 3:              Inputs are unobservable for the asset or liability.

	Carrying
	Value at	Fair Value at December 31, 2012
	December 31,	Using Inputs Considered as:
	2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$102.1	$102.1	$—	$—
Equity investments	1.3	0.3	—	1.0
Investments in rabbi trust	5.6	5.6	—	—

Liabilities:
$150 senior unsecured notes	148.7	163.2	—	—
Revolving credit facility	421.5	—	421.5	—
Term loan	197.5	—	197.5	—
Derivative instruments	0.1	—	0.1	—

The fair values of the revolving credit facility and term loan approximated book value at December 31, 2012.  The fair values of the revolving credit facility and term loan are estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility and term loan.

14.       Segment and Geographical Information

The acquisition of Coperion on December 1, 2012, resulted in the addition of Coperion to the Process Equipment Group segment.

	Three Months Ended December 31,
	2012	2011
Net revenue
Process Equipment Group	$153.7	$85.7
Batesville	151.5	145.9
Total	$305.2	$231.6

EBITDA
Process Equipment Group	$17.8	$16.0
Batesville	38.2	37.8
Corporate	(16.4)	(8.9)
Total	$39.6	$44.9

Net revenue (1)
United States	$205.5	$199.3
International	99.7	32.3
Total	$305.2	$231.6

(1)         We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	December 31, 2012	September 30, 2012
Total assets
Process Equipment Group	$1,688.4	$769.7
Batesville	243.0	236.2
Corporate	101.6	81.6
Total	$2,033.0	$1,087.5

Tangible long-lived assets
United States	$105.4	$100.4
International	67.0	17.5
Total	$172.4	$117.9

The following schedule reconciles total segment EBITDA to consolidated net income.

	Three Months Ended December 31,
	2012	2011
Net income attributable to common shareholders	$14.3	$31.3
Interest income	(0.1)	(0.2)
Interest expense	4.5	2.9
Income tax expense (benefit)	5.9	(1.3)
Depreciation and amortization	15.0	12.2
EBITDA	$39.6	$44.9

15.       Restructuring

During the three months ended December 31, 2012, Hillenbrand incurred $0.6 of restructuring costs ($0.1 at the Process Equipment Group business platform, $0.3 at the Batesville business platform, and $0.2 at Corporate).  These costs consisted of $0.4 classified as cost of goods sold and $0.2 classified as operating expenses related to severance and other restructuring costs from actions taken in fiscal 2012.  Expected remaining payments related to these actions are not material.

16.       Subsequent Event

On January 9, 2013, the Company’s subsidiary, Coperion Corporation, a Delaware corporation, was joined as a party to the Guaranty dated July 27, 2012 (“Guaranty”), by certain subsidiaries of the Company (including Coperion Corporation, the “Guarantors”), and entered into in connection with the Company’s revolving credit facility.  In accordance with the terms of the revolving credit facility, Coperion Corporation was required to join the Guaranty as a material domestic subsidiary of the Company following the acquisition of Coperion Capital GmbH.

On January 10, 2013, the Company, the Guarantors, and U.S. Bank National Association (“Trustee”) entered into a supplemental indenture pursuant to which the Guarantors agreed to guarantee the obligations of the Company under its 5.50% Notes due 2020 issued pursuant to an Indenture entered into on July 9, 2010 between the Company and the Trustee.

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

For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of this Form 10-Q.  We assume no obligation to update or revise any forward-looking statements.

Executive Overview

(in millions throughout Management’s Discussion and Analysis)

The following discussion provides information regarding significant activity and compares our results for the three-month period ending December 31, 2012, to the same period in the prior fiscal year.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog amortization, inventory step-up, business acquisitions, restructuring, and antitrust litigation.  The measures also exclude the tax benefit of the international integration in the prior year and expenses associated with long-term incentive compensation related to the international integration.  The related income tax for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

See page 23 for a reconciliation of non-GAAP measures to the closest GAAP-equivalent of each measure.

Coperion Acquisition

The most significant activity in the first quarter of fiscal year 2013 was our acquisition of Coperion Capital GmbH (“Coperion”), effective December 1, 2012, in a transaction valued at $540.7.  Based in Stuttgart, Germany, Coperion is a global leader in the manufacture of compounding, extrusion, and bulk material handling equipment used in a broad range of industries, including plastics, chemicals, food processing, pharmaceutical, and aluminum.  Coperion has been in business since 1879, currently with nine manufacturing sites in Germany, the United States (“U.S.”), China, and India, and sales offices in approximately thirty locations in the Americas, Europe, and Asia.  Coperion had approximately two thousand employees worldwide as of December 31, 2012.  Approximately 30% of Coperion’s revenue is derived from replacement parts and service, generating a large portion of recurring business due to its well-positioned service network and active installed base of machines across the world.

Coperion revenues consist of large system sales, equipment, components, replacement parts, and service.  Large system sales are fulfilled over twelve to eighteen months on average, whereby customers generally pay a deposit and make progress payments in advance of delivery.  These progress payments allow Coperion to operate its business at attractive working capital levels.  System sales include many components, including those manufactured by Coperion as well as materials manufactured by third-parties.  The proportion of third-party-sourced materials (that yield lower margins than materials produced internally) in system sales is greater than that of our other Process Equipment Group businesses.  As a result, we expect gross profit margins in the Process Equipment Group to be lower following the Coperion acquisition.  However, we believe that providing complete system sales gives the Process Equipment Group a distinct competitive advantage, as many customers prefer doing business with one trusted vendor that can provide a complete system.

This acquisition is the largest in the Company’s history and is an important step in our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group business platform.  The integration of Coperion with the Process Equipment Group will be a key initiative for the next 18 to 24 months.  Combining our product offerings to provide a more complete system solution is the highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group platform to enter new global markets more quickly.  Likewise, we expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s lean tools and principles to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

The calculation of fair value of Coperion’s assets and liabilities is preliminary and subject to adjustment based on finalization of the closing balance sheet.  The fair value assigned to Coperion’s backlog was $34.3 and will be amortized over approximately ten months.  The fair value assigned to Coperion’s customer relationships and technology total $202.5 and will be amortized on a straight-line basis over their estimated useful lives, resulting in approximately $12.0 of ongoing annual amortization expense.  The acquisition resulted in preliminary goodwill of $233.4.

Consolidated

	Three Months Ended December 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$305.2	100.0	$231.6	100.0
Gross profit	110.6	36.2	93.7	40.5
Operating expenses	86.5	28.3	60.3	26.0
Operating profit	24.1	7.9	33.4	14.4
Interest expense	(4.5)	1.5	(2.9)	1.3
Other income (expense), net	0.9	0.3	(0.5)	0.2
Income taxes	5.9	1.9	(1.3)	0.6
Net income attributable to common shareholders	14.3	4.7	31.3	13.5

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Consolidated revenue grew $73.6 (32%).  Foreign currency exchange rates did not have a material impact on revenue.

•                  Process Equipment Group’s revenue increased $68.0 (79%).  The revenue increase was due to the acquisition of Coperion on December 1, 2012.

•                  Batesville’s revenue increased $5.6 (4%).  The increase was primarily driven by volume, as North American deaths returned to more normal historical levels.

Consolidated gross profit margin was 36.2%, a decrease of 430 basis points.  On an adjusted basis, which excludes items described below, the consolidated gross profit margin was 37.2%, a decrease of 330 basis points.

•                  Process Equipment Group’s gross profit margin declined 810 basis points to 33.8% compared to 41.9% in the prior year.  Excluding $2.6 of inventory step-up related to the Coperion acquisition and restructuring charges, the adjusted gross profit margin declined 630 basis points from 41.9% to 35.6%.  This decrease was due primarily to the Coperion acquisition as gross margins for Coperion are lower given the higher proportion of third-party sourced products that yield lower margins compared to other Process Equipment Group operating companies.

•                  Batesville’s gross profit margin was 38.7%.  Excluding restructuring charges this year, the adjusted gross profit margin was 38.9%, a 70-basis-point decline over the prior year.  The decrease was primarily due to changes in employee benefits in the prior year that reduced expense, as well as increased commodity costs in the current period.

Operating expenses as a percentage of sales increased 230 basis points to 28.3%.

•                  On an adjusted basis, our operating expense ratio was 23.9%.  This was relatively flat compared to 23.6% in the prior year, despite changes in employee benefits in the prior year that reduced expense ($1.8) and one month of ongoing amortization expense related to the Coperion acquisition ($1.0).  Adjusted operating expenses exclude the following items:

•                  Business acquisition costs of $9.0 in fiscal year 2013 and $0.5 in fiscal year 2012

•                  Backlog amortization of $4.2 in fiscal year 2013 and $2.5 in fiscal year 2012

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

•                  Restructuring charges of $0.2 in fiscal year 2013

•                  Antitrust litigation expenses of $0.1 in fiscal year 2013 and $0.4 in fiscal year 2012

Interest expense increased $1.6 due primarily to higher weighted-average principal borrowings on the revolving credit facility and the new term loan entered into in connection with the Coperion acquisition.

Other income and expense was $0.9 of income in the first quarter of fiscal 2013 compared to $0.5 of expense, representing a variance of $1.4.  Excluding $0.9 of income primarily from acquisition-related foreign currency transactions, adjusted other income and expense was $0.0.  See Item 1, Note 11 for more detailed information.

The income tax rate was 28.8% compared to (4.3%).  The year-over-year change in the effective tax rate was largely due to the reduction of income tax expense for the three months ended December 31, 2011 of $10.4, attributable to the permanent reinvestment assertion on historical earnings of certain Swiss operations.  Excluding this tax benefit as well as the tax effect of all other adjustments, our adjusted effective income tax rate was 27.9% compared to 30.6% for the prior year.  The adjusted effective income tax rate was favorably impacted by the Coperion acquisition, which produces a larger percentage of income from foreign sources in lower tax rate jurisdictions.

Process Equipment Group

	Three Months Ended December 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$153.7	100.0	$85.7	100.0
Gross profit	52.0	33.8	35.9	41.9
Operating expenses	44.5	29.0	27.8	32.4
Operating profit	7.5	4.9	8.1	9.5

Fiscal year 2013 includes one month of operations related to the Coperion acquisition on December 1, 2012.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenue increased $68.0 (79%), attributable to the Coperion acquisition that closed on December 1, 2012.  Excluding the Coperion business, revenue decreased approximately 2% as certain projects scheduled for this quarter were delayed into the second fiscal quarter.

We expect future revenue for the Process Equipment Group will continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it might not include many projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.  Based upon new orders accepted, less orders completed and shipped, backlog increased from $120.5 on September 30, 2012 to $556.6 on December 31, 2012.  The increase in backlog was due to the acquisition of Coperion.

The Process Equipment Group manufactures equipment and provides services and parts for a variety of industries, including plastics, food, chemicals, pharmaceuticals, power generation, coal mining, pulp and paper, frac sand, industrial minerals, agribusiness, recycling, wood and forest products, and biomass energy generation.  We believe these industries have attractive long-term growth prospects as they are positively impacted by the growing global middle class; therefore, we believe that demand for the products and services provided by these industries will continue to grow as countries such as China and India greatly expand their middle class.

While overall demand is expected to increase over the long run, we expect shifts in year-to-year sources of such demand.  For example, in fiscal year 2012, demand for proppants used in hydraulic fracturing (“fracking”) experienced a dramatic acceleration that had the effect of pulling equipment sales planned for fiscal year 2013 into fiscal year 2012.  As a result, near-term revenue related to this type of equipment could be negatively impacted.

Gross profit increased 45% to $52.0 due to the Coperion acquisition, which added one month of operations in fiscal 2013.  Gross profit margin declined by 810 basis points to 33.8%.

Adjusted gross profit margin decreased by 630 basis points to 35.6% and excludes $2.6 of inventory step-up related to the Coperion acquisition and restructuring charges.  Step-ups in inventory value were recorded at the time of the Coperion acquisition and will be expensed when the inventory is sold.  The decrease in adjusted gross profit margin was primarily due to the Coperion acquisition as gross margins for Coperion are lower given the higher proportion of third-party-sourced products compared to other Process Equipment Group companies.  As a result, we expect gross profit margins for the Process Equipment Group to be lower following the Coperion acquisition.  In general, gross profit margin for the Process Equipment Group is influenced by a variety of factors, including the timing and size of orders, the mix of products and services sold, and market factors that impact pricing.

Operating expenses increased $16.7 to $44.5 due primarily to the acquisition of Coperion.  Our operating expense to sales ratio improved by 340 basis points, from 32.4% to 29.0%.  The Coperion acquisition will add approximately

$12.0 of annual ongoing amortization expense, with one month ($1.0) of this expense recognized in the first quarter of 2013.

On an adjusted basis, our operating expense ratio improved 310 basis points to 26.2%.  This excludes backlog amortization of $4.2 in fiscal year 2013 and $2.5 in fiscal year 2012, as well as long-term incentive compensation related to the international integration in fiscal year 2012.  We continue to see progress in the implementation of Hillenbrand Lean Business principles in our Process Equipment Group.  We plan for further progress within this business platform as we introduce these principles to newly-acquired Coperion.

Batesville

	Three Months Ended December 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$151.5	100.0	$145.9	100.0
Gross profit	58.6	38.7	57.8	39.6
Operating expenses	24.2	16.0	23.5	16.1
Operating profit	34.4	22.7	34.3	23.5

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenue increased $5.6 (4%) and was primarily driven by volume, as the year-over-year growth rate of North American deaths returned to historical levels.  The volume increase was also driven by several factors including successful results from marketing initiatives and the reduced impact year-over-year caused by customers buying in advance of price increases.  In addition, we saw a 1% increase in average sales prices.  According to the Center for Disease Control, influenza activity was above the national baseline for five weeks during our first fiscal quarter, but pneumonia and influenza mortality remained below the epidemic threshold.  Therefore, influenza did not have a significant impact on our first quarter results.

Gross profit increased 1% to $58.6.  Gross profit margin declined 90 basis points to 38.7%. Adjusted gross profit margin declined 70 basis points to 38.9% and excludes restructuring charges.  The decrease was primarily due to changes in employee benefits in the prior year that reduced expense by $1.3 and $0.9 of increased commodity costs in the current year.

Operating expenses increased $0.7 (3%) to $24.2.  Our operating expense to sales ratio was relatively flat at 16.0% compared to 16.1% in the prior year.

On an adjusted basis, our operating expense to sales ratio increased by 60 basis points to 15.9% from 15.3%.  Adjusted operating expenses exclude antitrust litigation expense and long-term incentive compensation related to the international integration in fiscal year 2012.  The increase in the operating expense to sales ratio was primarily due to changes in employee benefits in the prior year that reduced expense by $1.8 and $0.9 of increased strategic initiatives spending this year.

Corporate

	Three Months Ended December 31,
	2012		2011
	$	% of Revenue	$	% of Revenue
Operating expenses, excluding business acquisition costs, long-term incentive compensation related to the international integration and restructuring	$8.6	2.8	$7.3	3.2
Long-term incentive compensation related to the international integration	—	—	1.2	0.5
Business acquisition costs	9.0	2.9	0.5	0.2
Restructuring	0.2	0.1	—	—
Operating expenses	$17.8	5.8	$9.0	3.9

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Operating expenses excluding business acquisition costs, long-term incentive compensation related to the international integration, and restructuring increased $1.3 (18%).  These expenses on a percentage of consolidated revenue basis were 2.8%, an improvement of 40 basis points compared to 3.2% in the prior year.  We expect this expense base to continue to decline as a percentage of sales.

During the first quarter of fiscal year 2013, we incurred $9.0 of business acquisition costs related to our acquisition of Coperion, all incurred by our corporate operations.  During the first quarter of fiscal year 2012, we incurred $0.5 of business acquisition costs related to our acquisition of Rotex.

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

In fiscal year 2012, we developed plans with our previous parent company to sell or dispose of our jointly owned aircraft and to cease operations at the airport owned by our previous parent company.  In the first quarter of fiscal year 2013, we incurred $0.2 of restructuring charges related to the cessation of airport operations.

Non-GAAP Operating Performance Measures

The following are reconciliations from GAAP operating performance measures to the relevant non-GAAP (adjusted) performance measures.

	Three Months Ended December 31,
	2012				2011
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$194.6	$(3.0	)(a)	$191.6	$137.9	$—		$137.9
Gross profit	110.6	3.0		113.6	93.7	—		93.7
Operating expenses	86.5	(13.6	)(b)	72.9	60.3	(5.6	)(e)	54.7
Operating profit	24.1	16.6		40.7	33.4	5.6		39.0
Other income (expense), net	0.9	(0.9	)(c)	—	(0.5)	—		(0.5)
Income tax expense (benefit)	5.9	4.2	(d)	10.1	(1.3)	12.2	(f)	10.9
Net income attributable to common shareholders	14.3	11.5		25.8	31.3	(6.6)		24.7
Diluted EPS	0.23	0.18		0.41	0.50	(0.10)		0.40

Ratios:
Gross margin	36.2%	1.0%		37.2%	40.5%	—		40.5%
Operating expenses as a % of revenue	28.3%	(4.4)%		23.9%	26.0%	(2.4)%		23.6%

P = Process Equipment Group; B = Batesville; C = Corporate
(a)	Inventory step up ($2.6 P), restructuring ($0.1 P, $0.3 B)
(b)	Business acquisition costs ($9.0 C), backlog amortization ($4.2 P), restructuring ($0.2 C), antitrust litigation ($0.1 B), other ($0.1 B)
(c)	Acquisition-related foreign currency transactions ($0.8 C), other ($0.1 B)
(d)	Tax effect of adjustments
(e)

Backlog amortization ($2.5 P), long-term incentive compensation related to the international integration ($0.2 P, $0.8 B, $1.2 C), antitrust litigation ($0.4 B), and business acquisition costs ($0.5 C)

(f)	Tax benefit of the international integration ($10.4) and tax effect of adjustments ($1.8)

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

	Three Months Ended December 31,
	2012	2011
Net income attributable to common shareholders	$14.3	$31.3
Interest income	(0.1)	(0.2)
Interest expense	4.5	2.9
Income tax expense	5.9	(1.3)
Depreciation and amortization	15.0	12.2
EBITDA	$39.6	$44.9
Business acquisition	8.2	0.5
Inventory step-up	2.6	—
Long-term incentive compensation related to the international integration	—	2.2
Restructuring	0.6	—
Antitrust litigation	0.1	0.4
EBITDA - Adjusted	$51.1	$48.0

For the first quarter of fiscal year 2013, consolidated adjusted EBITDA increased $3.1 (6%) due primarily to the acquisition of Coperion.

Liquidity and Capital Resources

We believe the ability to generate cash is critical to the value of the Company.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first three months of fiscal year 2013 to the same period last year.

We discuss how we see cash flow being affected for the next 12 months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

	Three Months Ended December 31,
	2012	2011
Cash flow provided by (used in):
Operating activities	$19.7	$27.0
Investing activities	(418.6)	(4.2)
Financing activities	480.0	(13.6)
Effect of exchange rate changes on cash and cash equivalents	0.8	(2.2)
Net cash flow	$81.9	$7.0

Cash provided by operating activities decreased $7.3.  Increased cash flow from operations of $5.9 was more than offset by $8.2 of business acquisition costs related to Coperion and $5 related to antitrust litigation.

Cash used in investing activities in the first quarter of fiscal year 2013 was $414.4 greater than the same period in the prior year due to the acquisition of Coperion, which utilized $415.6 of cash, net of cash acquired.

Cash provided by financing activities in the first quarter of fiscal year 2013 was $480.0, compared to a total of $13.6 cash used for financing activities in the same period in the prior year.  Net borrowings in the first quarter of fiscal year 2013 were related to the acquisition of Coperion, including net borrowings on the new term loan of $197.5 and net borrowings on the revolving credit facility of $297.3.

We increased our quarterly dividend to $0.1950 per common share from $0.1925 paid during fiscal year 2012.  We plan to continue to pay quarterly cash dividends at this rate throughout fiscal year 2013.

12-Month Outlook

We believe that our cash on hand, cash generated from operations, and cash available under our revolving credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations.  We may use additional cash generated by the business to pay down our revolving credit facility or we may borrow additional amounts depending on our working capital needs.  As a result, the amount borrowed as of the end of a period may not be representative of the balance during the period.  In November 2012, we fully exercised the $300 accordion feature under our revolving credit facility to increase our financing capacity.  See Item 1, Note 5 for further details.

The cash at our international subsidiaries totaled $50.8 at December 31, 2012.  The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our international subsidiaries.

Other Liquidity Matters

As of December 31, 2012, we: (i) had $180.0 in outstanding letters of credit issued under our revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement for the credit facility, and (iii) had access to the remaining $98.5 of borrowing capacity available under the revolving credit facility.  In addition, we had approximately $16.2 of available credit under our Swiss facilities as of that date.  There were no borrowings under these facilities as of December 31, 2012, and availability was reduced by $4.8 for outstanding bank guarantees.

In the normal course of business, the Process Equipment Group is required to provide customers bank guarantees in support of performance, warranty, advance payment, and other contract obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  Coperion has a $66 guaranty facility under which availability was reduced for outstanding bank guarantees totaling $13.9.  We also have other trade finance facilities with other financial institutions that provide us capacity for bank guarantees up to $33.0, in aggregate.  We had $11.7 of outstanding bank guarantees issued under these facilities at December 31, 2012.

We are currently authorized by our Board of Directors to repurchase shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Inflation

The effect of broad based inflation on the Company’s revenues and net earnings was not significant for the three-month periods ended December 31, 2012 or 2011.

Contractual Obligations or Contingent Liabilities and Commitments

The following table summarizes our future obligations as of December 31, 2012.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the financial statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$—	$—	$150.0
Revolving credit facility (2)	421.5	—	—	421.5	—
Term loan	197.5	7.5	25.0	165.0	—
Interest on financing agreements (3)	101.3	13.1	34.6	30.9	22.7
Operating lease obligations (noncancellable)	115.6	18.3	23.7	20.3	53.3
Purchase obligations (4)	169.0	128.1	40.9	—	—
Defined benefit plan funding (5)	203.6	18.0	56.5	53.6	75.5
Other long-term liabilities (6)	25.5	3.4	12.8	3.4	5.9
Capital call arrangements (7)	3.0	3.0	—	—	—
Total contractual obligations	$1,387.0	$191.4	$193.5	$694.7	$307.4

(1)	Represents the remaining nine months of fiscal year 2013.
(2)	Our revolving credit facility expires in July 2017. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.
(3)

Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility and term loan at their current rates at December 31, 2012.

(4)

Consists of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The majority of this balance relates to Coperion’s business, in which the manufacturing of system sales spans several months.

(5)	Defined benefit plan funding represents non-discretionary requirements based upon plan funding at December

31, 2012, and excludes any discretionary contributions.
(6)	Other long-term liabilities include the estimated liquidation of liabilities related to our casket pricing obligation, self-insurance reserves, and long-term severance payments.
(7)	We could be called upon by our private equity limited partnership investments to provide a maximum of $3.0 in additional funds.

Critical Accounting Estimates

During the three months ended December 31, 2012, there were no significant changes to this information, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2012, except as it relates to revenue recognition for Coperion.

Revenue Recognition

With the acquisition of Coperion, a portion of the Company’s revenue is derived from long-term manufacturing contracts.  This revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated cost of the project and are included in net revenues on the consolidated income statement.  Revenues in excess of billings are presented as unbilled receivables from long-term manufacturing contracts and deposits in excess of billings are presented as liabilities from long-term manufacturing contracts on the consolidated balance sheet.  Revenue for components, replacement parts, and service is recognized on a completed contract basis when title and risk of loss passes to the customer.

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

We are exposed to various market risks.  We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.  Our primary exposures are to: collection risk (customer receivables); fluctuations in market prices for certain purchases of commodities; volatility in the fair value of our investments; volatility in the value of our pension plans’ assets; variability in foreign currency exchange rates; and volatility in interest rates associated with our credit facility.

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

Our pension plans’ assets are also subject to volatility that can be caused by fluctuation in general economic conditions.  Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies.  Those policies subject investments to the following restrictions in our domestic plan: short-term securities must be rated A2/P2 or higher, fixed income securities will maintain an average credit quality of A- or better, and investments in equities in any one company may not exceed 10% of the equity portfolio.  Our income statement is currently shielded from volatility in plan assets due to the way accounting standards are applied for pension plans, although favorable or unfavorable investment performance over the long term will impact our pension expense if it deviates from our assumption related to future rate of return.

We are subject to variability in foreign currency exchange rates in our international operations.  From time-to-time we may enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions, primarily forecasted intercompany purchasing.  International cash balances in currencies other than their functional currency are limited in order to manage the transaction exposure caused by the marking to market of non-functional currency balances to functional values on the balance sheets of our various international operations.  As of December 31, 2012, a 10% change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a change in pre-tax earnings of approximately $0.8.  This hypothetical change on transactional exposures is based on the difference between the December 31, 2012, actual foreign exchange rates and hypothetical rates assuming a 10% change in foreign exchange rates on that date.

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  Using the example above, the hypothetical change in CTA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of this calculation would be to change shareholders’ equity by approximately $40.0 as of December 31, 2012.

At December 31, 2012, we had $421.5 outstanding under our $700 revolving credit facility and $197.5 outstanding under a related term loan.  We are subject to interest rate risk associated with our revolving credit facility and related term loan which bear a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Assuming these borrowings remain at $619.0 for 12 months, a one percentage point move in the related interest rates would increase or decrease our annual interest expense by approximately $6.2.

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

There have been no changes in internal controls over financial reporting for the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, except for the potential changes noted in the following paragraph relating to the Coperion acquisition.

On December 1, 2012, we completed our acquisition of Coperion, which includes its existing information systems and internal controls over financial reporting.  In conducting our evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013, we have elected to exclude Coperion from our evaluation as permitted under existing SEC rules.  We are currently in the process of evaluating and integrating Coperion’s historical internal controls over financial reporting with ours.  The integration may lead to changes in future fiscal periods but we do not expect these changes to materially affect our internal controls over financial reporting.  We expect to complete this integration in fiscal 2014.

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                 LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 to the interim consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.                        RISK FACTORS

In this section of the Form 10-Q, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning our stock or debt.  This information should be assessed along with the other information we provide you in this Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2012.  Like most companies, our business involves risks.  The risks described below are not the only risks we face, but these are the ones we currently think have the potential to significantly affect stakeholders in our Company if they were to develop adversely (due to size, volatility, or both).  We exclude risks that we believe are inherent in all businesses broadly as a function of simply being “in business.”  Additional risks not currently known or considered immaterial by us at this time and thus not listed below could also result in adverse effects on our business.  In the risk descriptions below, we have assigned the risks into categories to help you understand where they emanate from (e.g. the overall Company or a specific segment).

Risk Related to Our Overall Company

A key component of our growth strategy is making significant acquisitions, some of which may be outside our current industries.  We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions.  If an acquisition were to perform unfavorably, it could have an adverse impact on our value.

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

We derived approximately 33% and 14% of our revenue from outside the U.S. for the three-month periods ended December 31, 2012 and 2011.  Our international revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  We expect our international revenue to continue to grow due to the acquisition of Coperion. In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S.

Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

•                  interruption in the transportation of materials to us and finished goods to our customers;

•                  differences in terms of sale, including payment terms;

•                  local product preferences and product requirements;

•                  changes in the political or economic condition in a country or region, including safety and health issues;

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

Approximately 40% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one of the principal facilities could have a material adverse effect on our operations.

Volatility in our investment portfolio could adversely impact our operating results and financial condition.

In connection with our separation from our previous parent company, certain investments were transferred to us that had an aggregate carrying value of $12.7 as of December 31, 2012.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies.  For a more detailed discussion of our asserted claims, see our Annual Report on Form 10-K for the year ended September 30, 2012.

Upon the closing of each of our recent acquisitions, we increased our debt obligations significantly.  This could adversely affect our Company and limit our ability to respond to changes in our businesses.

As of December 31, 2012, our outstanding debt was $767.7.  This level of debt could have important consequences to our businesses.  For example:

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

We acquired intangible assets with the acquisitions of Coperion, K-Tron, and Rotex, portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes, or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets.  Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.

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

Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s and are expected to continue to increase for the foreseeable future.  The increase in the number of cremations in the U.S. has resulted in a contraction in the demand for burial caskets.  This has been a contributing factor to lower burial casket sales volumes for Batesville in each of the last five fiscal years.  We expect these trends to continue in the foreseeable future and will likely continue to negatively impact burial casket volumes.

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

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended December 31, 2012.

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

HILLENBRAND, INC.

Date: February 4, 2013	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

Date: February 4, 2013	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1*

Confidential Settlement Agreement dated as of October 1, 2012, by and among Batesville Casket Company, Inc., Hill-Rom Holdings, Inc., and certain other parties, on the one hand, and Funeral Consumers Alliance, Inc. and certain other parties, on the other hand.

Exhibit 10.2

Share Purchase Agreement, dated as of October 16, 2012, by and among Hillenbrand, Inc., Hillenbrand Germany Holding GmbH, DBAG Fund V GmbH & Co. KG, DBAG Fund V International GmbH & Co. KG, DBAG Fund V Konzern GmbH & Co. KG, DBAG Fund V Co-Investor GmbH & Co. KG, Deutsche Beteiligungsgesellschaft mbH, Günter Bachmann, Axel Kiefer and Thomas Kehl (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on October 16, 2012)

Exhibit 10.3

Amendment and Restatement Agreement dated as of November 19, 2012, among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on November 21, 2012)

Exhibit 10.4*	Guarantee Facility Agreement dated as of December 3, 2012, by and between Coperion GmbH and Commerzbank Aktiengesellschaft
Exhibit 10.5*	Guaranty dated as of December 3, 2012, by Hillenbrand, Inc. in favor of Commerzbank Aktiengesellschaft
Exhibit 10.6*	Private Shelf Agreement dated as of December 6, 2012, by and between Hillenbrand, Inc. and Prudential Investment Management, Inc.
Exhibit 10.7*	Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement by and between Hillenbrand, Inc. and certain employees including executive officers
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance document
Exhibit 101.SCH	Schema document
Exhibit 101.CAL	Calculation linkbase document
Exhibit 101.LAB	Labels linkbase document
Exhibit 101.PRE	Presentation linkbase document
Exhibit 101.DEF	Definition linkbase document

*                 Filed herewith.