Form 10-Q
period 2013-03-31
Hillenbrand, Inc.
filed 2013-05-08
CIK 1417398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes ☐     No ☒

The registrant had 62,799,089 shares of common stock, no par value per share, outstanding as of April 25, 2013.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net revenue	$398.5	$259.7	$703.7	$491.3
Cost of goods sold	261.9	155.4	456.5	293.3
Gross profit	136.6	104.3	247.2	198.0
Operating expenses	111.0	60.5	197.5	120.8
Operating profit	25.6	43.8	49.7	77.2
Interest expense	6.8	2.8	11.3	5.7
Other income (expense), net	(0.3)	(0.3)	0.6	(0.8)
Income before income taxes	18.5	40.7	39.0	70.7
Income tax expense	5.3	13.3	11.2	12.0
Consolidated net income	13.2	27.4	27.8	58.7
Less: Net income attributable to noncontrolling interests	0.5	—	0.8	—
Net income(1)	$12.7	$27.4	$27.0	$58.7

Net income(1) — per share of common stock:
Basic earnings per share	$0.20	$0.44	$0.43	$0.95
Diluted earnings per share	$0.20	$0.44	$0.43	$0.94
Weighted average shares outstanding — basic	62.7	62.2	62.6	62.1
Weighted average shares outstanding — diluted	63.1	62.6	62.9	62.4

Cash dividends per share	$0.1950	$0.1925	$0.3900	$0.3850

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Consolidated net income	$13.2	$27.4	$27.8	$58.7
Other comprehensive income (loss), net of tax
Currency translation adjustment	(19.2)	7.9	(9.0)	1.3
Pension and postretirement benefit plan adjustments	0.2	1.1	1.3	1.2
Change in net unrealized loss on derivative instruments	(0.9)	(0.3)	(0.7)	(0.4)
Change in net unrealized gain (loss) on available-for-sale securities	—	0.2	(0.2)	(0.9)
Total other comprehensive income (loss), net of tax	(19.9)	8.9	(8.6)	1.2
Consolidated comprehensive income (loss)	(6.7)	36.3	19.2	59.9
Less: Comprehensive income attributable to noncontrolling interests	0.5	—	0.8	—
Comprehensive income (loss)(2)	$(7.2)	$36.3	$18.4	$59.9

(2) Comprehensive income (loss) attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	March 31,	September 30,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$40.7	$20.2
Trade receivables, net	188.5	150.7
Unbilled receivables from long-term manufacturing contracts	128.4	—
Inventories	191.3	90.0
Deferred income taxes	33.3	19.6
Other current assets	54.8	24.8
Total current assets	637.0	305.3
Property, plant, and equipment, net	168.3	117.9
Intangible assets, net	573.7	313.9
Goodwill	532.2	303.7
Other assets	52.9	46.7
Total Assets	$1,964.1	$1,087.5

LIABILITIES
Current Liabilities
Trade accounts payable	$175.3	$35.3
Liabilities from long-term manufacturing contracts and advances	78.0	15.9
Current portion of long-term debt	10.0	—
Accrued compensation	24.9	29.3
Deferred income taxes	20.9	0.9
Other current liabilities	125.2	70.4
Total current liabilities	434.3	151.8
Long-term debt	709.6	271.6
Accrued pension and postretirement healthcare	234.9	111.8
Deferred income taxes	32.5	21.7
Other long-term liabilities	39.8	24.3
Total Liabilities	1,451.1	581.2

Commitments and contingencies

EQUITY
Common stock, no par value, 63.1 and 63.2 shares issued, 62.8 and 62.6 shares outstanding, 0.3 and 0.3 shares restricted	—	—
Additional paid-in capital	320.1	321.9
Retained earnings	240.0	238.3
Treasury stock, 0.3 and 0.6 shares	(3.4)	(11.5)
Accumulated other comprehensive loss	(51.0)	(42.4)
Total Hillenbrand Shareholders’ Equity	505.7	506.3
Noncontrolling interests	7.3	—
Total Equity	513.0	506.3

Total Liabilities and Equity	$1,964.1	$1,087.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flow (Unaudited)

(in millions)

	Six Months Ended
	March 31,
	2013	2012
Operating Activities
Consolidated net income	$27.8	$58.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42.9	21.7
Deferred income taxes	(15.9)	(5.8)
Equity in net (gain) loss from affiliates	0.6	(0.4)
Share-based compensation	6.0	6.9
Trade accounts receivable and receivables on long-term manufacturing contracts	(4.6)	(2.3)
Inventories	6.1	(7.5)
Other current assets	(20.3)	(5.7)
Trade accounts payable	0.3	(1.5)
Accrued expenses and other current liabilities	(37.0)	(4.7)
Income taxes payable	13.0	(4.4)
Defined benefit plan funding	(4.3)	(1.2)
Defined benefit plan expense	8.5	6.3
Other, net	(3.4)	—
Net cash provided by operating activities	19.7	60.1

Investing Activities
Capital expenditures	(11.2)	(8.1)
Proceeds on sales of property, plant, and equipment	1.1	—
Proceeds from sales of investments	1.8	—
Acquisition of business, net of cash acquired	(415.6)	—
Net cash used in investing activities	(423.9)	(8.1)

Financing Activities
Proceeds from term loan	200.0	—
Repayments on term loan	(5.0)	—
Proceeds from revolving credit facilities, net of financing costs	576.7	—
Repayments on revolving credit facilities	(323.0)	(84.0)
Payment of dividends on common stock	(24.3)	(23.8)
Other, net	(0.4)	—
Net cash provided by (used in) financing activities	424.0	(107.8)

Effect of exchange rates on cash and cash equivalents	0.7	0.4

Net cash flow	20.5	(55.4)

Cash and cash equivalents
At beginning of period	20.2	115.5
At end of period	$40.7	$60.1

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

(financial amounts in millions, except share and per share data)

1.              Background and Basis of Presentation

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  Hillenbrand has two business platforms:  the Process Equipment Group and Batesville.  The Process Equipment Group is a recognized leader in the design and production of equipment and systems used in processing applications, and Batesville® is a recognized leader in the North American funeral products industry.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries, including Coperion Capital GmbH (“Coperion”), which was acquired on December 1, 2012.  The acquisition of Coperion resulted in Hillenbrand holding less than 100% ownership in certain Coperion subsidiaries.  These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the fiscal year ended September 30, 2012.  Certain prior period balances have been reclassified to conform to the current presentation.  In the opinion of management, these financial statements reflect all normal and recurring adjustments considered necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

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

2.              Summary of Significant Accounting Policies

The significant accounting policies used in preparing these financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The following represents additions to our accounting policies due to the acquisition of Coperion.

Revenue Recognition

With the acquisition of Coperion, a portion of the Company’s revenue is derived from long-term manufacturing contracts.  This revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated cost of the project and are included in net revenues on the consolidated income statement.  Revenues in excess of billings are presented as unbilled receivables from long-term manufacturing contracts, and deposits in excess of billings are presented as liabilities from long-term manufacturing contracts on the consolidated balance sheet.  Approximately 20% of the Company’s revenue related to revenue from these long-term manufacturing contracts for the three and six months ended March 31, 2013.  Revenue for components, replacement parts, and service is recognized on a completed contract basis when title and risk of loss passes to the customer.

Derivative Financial Instruments

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms from 1 to 24 months.  The aggregate notional amount of these derivative instruments was $87.7 at March 31, 2013, and $46.0 at September 30, 2012.

We measure all derivative instruments at fair value and report them on our consolidated balance sheet as assets or liabilities.  Derivative instruments designated as hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive gain (loss) and derivative instruments designated to hedge foreign currency exposures within our balance sheet have an offsetting amount recorded in other income or expense.  The carrying value of all of these contracts, at fair value, resulted in assets of $0.7 and $0.0, included in other current assets at March 31, 2013 and September 30, 2012, and liabilities of $2.2 and $0.4, included in other current liabilities at March 31, 2013, and September 30, 2012.  See Note 13 for additional information on the fair value of our derivative instruments.

Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  Gains and losses on derivative instruments reported in accumulated other comprehensive gain (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  The amounts recognized in accumulated other comprehensive income and subsequently through earnings were not material for the three or six months ended March 31, 2013 and 2012.  Net gains and losses on all derivative instruments were substantially offset by foreign exchange effects on the hedged items.

Recently Adopted and Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update titled Presentation of Comprehensive Income.  This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements.  Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The new disclosure requirements became effective and were adopted as of October 1, 2012.  As the new standard relates to presentation only, the adoption of this standard did not have a significant impact on our consolidated financial statements.

In January 2013, the FASB issued an accounting standards update titled Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This standard limits the scope of accounting standards update titled Balance Sheet, issued in December 2011, to derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement.  The disclosure requirements shall be applied retrospectively for all periods presented and will be effective for our fiscal year beginning October 1, 2013.  We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued an accounting standards update titled Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components.  An entity is required to present significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification.  The new disclosure requirements will be effective for our fiscal year beginning October 1, 2013.  As the new standard relates to disclosure only, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued an accounting standard updated titled Foreign Currency Matters — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This update specifies that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  The guidance will be effective for our fiscal year beginning October 1, 2014.  We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

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

Based in Stuttgart, Germany, Coperion is a global leader in the manufacture of compounding, extrusion, and bulk material handling equipment used in a broad range of industries, including plastics, chemicals, food processing, pharmaceutical, and aluminum. Coperion has been in business since 1879, and has nine manufacturing sites in Germany, the United States (“U.S.”), China, and India, and sales offices in approximately 30 locations in the Americas, Europe, and Asia.  Coperion had approximately 2,000 employees worldwide as of March 31, 2013.  Approximately 30% of Coperion’s revenue is derived from replacement parts and service, generating a large portion of recurring business due to its well-positioned service network and active installed base of equipment across the world.

Coperion revenues consist of large system sales, equipment, components, replacement parts, and service.  Large system sales are fulfilled over 12 to 18 months on average, whereby customers generally pay a deposit and make progress payments before and during the manufacture of the order, reducing or eliminating extensive working capital investments otherwise necessary to finance the manufacturing process.  System sales include many components, including those manufactured by Coperion as well as materials manufactured by third parties.  The Coperion business model includes a higher proportion of third-party-sourced products compared to the rest of the Process Equipment Group.  As a result, we expect gross profit margins in the Process Equipment Group to be lower on certain systems projects.  Hillenbrand believes that selling complete systems provides a significant competitive advantage and increases margin dollars.

This acquisition is the largest in the Company’s history and represents an important step in our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group business platform.  The integration of Coperion with the Process Equipment Group will be a key initiative for the next 18 to 24 months.  Combining our product offerings to provide a more complete system solution is our highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group platform to enter new global markets more quickly.  Additionally, we expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s lean tools and principles to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

The following table summarizes preliminary estimates of fair values of the assets acquired and liabilities assumed in the Coperion acquisition:

December 1, 2012
Cash and cash equivalents	$32.8
Inventory	109.1
Current assets, excluding cash and cash equivalents and inventory	179.9
Property, plant, and equipment	54.4
Identifiable intangible assets	291.8
Goodwill	234.0
Other assets	2.1
Total assets acquired	904.1

Current liabilities	284.0
Accrued pension obligations	125.6
Deferred income taxes	33.4
Other long-term liabilities	6.7
Total liabilities assumed	449.7

Noncontrolling interest assumed	6.5

Aggregate purchase price	$447.9

The estimation of fair value of Coperion’s assets and liabilities is preliminary and subject to adjustment based on finalization of the closing balance sheet, including deferred tax balances.

During the second quarter, we revised the presentation of certain customer advances classified as trade receivables, net to long-term manufacturing contracts and advances, resulting in a change in classification of $15.7.

Goodwill is not deductible for tax purposes and was allocated entirely to our Process Equipment Group.  Excluding the acquisition of Coperion, the change in goodwill during the six months ended March 31, 2013, was due to the change in foreign currency.

Fair value amounts assigned to identifiable definite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives.  The amounts assigned at the time of acquisition and their useful lives were:

	Fair Values	Estimated Useful Lives (years)
Trade names	$55.6	Indefinite
Customer relationships	157.7	20
Technology, including patents	44.2	12
Backlog	34.3	<1
Total identifiable intangible assets	$291.8

The unaudited pro forma information for the periods set forth below gives effect to the Coperion acquisition as if it had occurred at the beginning of the earliest period presented.  It includes adjustments for additional interest expense, depreciation, and amortization.  The unaudited pro forma information for the three and six months ended March 31, 2012, includes acquisition costs of $2.5 and $10.7 as well as backlog amortization and inventory step-up costs of $21.3 and $42.2.  Acquisition costs, backlog amortization, and inventory step-up costs are not included in the pro forma information for the three and six months ended March 31, 2013.  The unaudited pro forma information is presented for informational purposes only and does not necessarily reflect the results of operations that would actually have been achieved had the acquisition been consummated as of that time.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Pro forma net revenue	$398.5	$425.3	$818.9	$859.9
Pro forma net income(1)	29.7	18.3	58.0	32.3
Pro forma basic earnings per share	$0.48	$0.29	$0.93	$0.52
Pro forma diluted earnings per share	$0.47	0.29	$0.93	0.52

(1) Pro forma net income attributable to Hillenbrand

We incurred $2.5 and $10.7 of net business acquisition costs associated with the acquisition during the three and six months ended March 31, 2013.  These costs consist of $1.9 and $10.9 of operating expenses and $0.6 and $0.6 of interest expense for the three and six months ended March 31, 2013, partially offset by $0.8 of other income during the first six months.

Coperion’s results are included in our Process Equipment Group results.  The acquisition of Coperion resulted in Hillenbrand holding less than 100% ownership in certain Coperion subsidiaries.  The portion of the business that is not owned by the Company is presented as noncontrolling interests within equity in the Consolidated Balance Sheets.  Income attributable to the noncontrolling interests was $0.5 and $0.8 for the three and six months ended March 31, 2013, is separately reported within the Consolidated Statements of Income, and is also excluded from total Hillenbrand Shareholder’s Equity.

4.              Supplemental Balance Sheet Information

	March 31,	September 30,
	2013	2012

Trade accounts receivable reserves	$18.9	$16.5

Accumulated depreciation on property, plant, and equipment	$262.4	$263.9

Accumulated amortization on intangible assets	$97.3	$69.4

Inventories:
Raw materials and components	$59.8	$39.1
Work in process	82.1	13.9
Finished goods	49.4	37.0
Total inventories	$191.3	$90.0

5.              Financing Agreements

	March 31,	September 30,
	2013	2012
$700 revolving credit facility (excludes outstanding letters of credit)	$375.9	$123.0
$200 term loan	195.0	—
$150 senior unsecured notes, due July 15, 2020, net of discount	148.7	148.6
Total debt	719.6	271.6
Less: current portion of term loan	10.0	—
Total long-term debt	$709.6	$271.6

In November 2012, we fully exercised the $300 accordion feature under our revolving credit facility to increase our financing capacity.  This increase consisted of a $200 term loan and a $100 increase in our borrowing capacity under our revolving credit facility, to $700.  The Company also has the potential, under certain circumstances and with the lenders’ approval, to increase the total borrowing capacity under the revolving credit facility by an additional $300.  Deferred financing costs of $3.8 are being amortized to interest expense over the term of the revolving credit facility.

As of March 31, 2013, we (i) had $151.6 in outstanding letters of credit issued under our $700 revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement for the revolving credit facility, and (iii) had $172.5 of remaining borrowing capacity available under the revolving credit facility.  The weighted-average interest rates on borrowings under the revolving credit facility were 1.39% and 1.38% for the three- and six-month periods ended March 31, 2013, and 0.71% for the three- and six-month periods ended March 31, 2012.  The weighted average interest rates on the term loan were 1.71% and 1.74% for the three- and six-month periods ended March 31, 2013.  In the normal course of business, the Process Equipment Group is required to provide customers bank guarantees in support of performance, warranty, advance payment, and other contract obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantee.

As of March 31, 2013, our Swiss subsidiary maintained additional availability of $15.3 through local credit facilities secured by cash or real property.  There were no borrowings under these facilities as of March 31, 2013, and availability was reduced by $3.6 for outstanding bank guarantees.  Coperion has a $64.1 guaranty facility under which availability was reduced for outstanding bank guarantees totaling $46.8 as of March 31, 2013.  We had $17.3 additional outstanding letters of credit and bank guarantees with other financial institutions and restricted cash of $1.3 at March 31, 2013.

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

Defined Benefit Plans

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service costs	$1.6	$1.5	$3.2	$3.0
Interest costs	4.4	3.1	7.9	6.3
Expected return on plan assets	(3.5)	(3.3)	(6.9)	(6.7)
Amortization of unrecognized prior service costs, net	0.2	0.2	0.4	0.4
Amortization of net loss	1.8	1.5	3.6	2.9
Net pension costs	$4.5	$3.0	$8.2	$5.9

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.2 and $0.2 for the three months ended March 31, 2013 and 2012, and $0.3 and $0.4 for the six months ended March 31, 2013 and 2012.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.1 and $2.1 for the three months ended March 31, 2013 and 2012, and $4.1 and $3.9 for the six months ended March 31, 2013 and 2012.

7.              Income Taxes

The effective tax rates for the three months ended March 31, 2013 and 2012 were 28.6% and 32.7%.  The improvement in the effective tax rate was primarily the result of the Coperion acquisition, because Coperion produces a larger percentage of income from foreign sources in lower tax rate jurisdictions.  The effective tax rates for the six months ended March 31, 2013 and 2012 were 28.7% and 17.0%.  The change in the effective tax rates between these six-month periods was largely due to the $10.4 reduction of income tax expense in the first quarter of fiscal year 2012, attributable to the permanent reinvestment assertion on historical earnings of certain Swiss operations.

8.              Earnings Per Share

At March 31, 2013 and 2012, potential dilutive effects of 2.0 million and 1.7 million shares relating to unvested time-based restricted stock units and stock options were excluded from the computation of earnings per share as their effects were anti-dilutive.  At March 31, 2013 and 2012, potential dilutive effects of 2.0 million and 1.8 million shares relating to unvested performance-based stock awards were excluded from the computation of diluted earnings per share as the related performance period is not yet complete.  The effects of these performance-based shares will be dilutive in the future to the extent various levels of performance criteria are met.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income(1)	$12.7	$27.4	$27.0	$58.7
Weighted average shares outstanding — basic (millions)	62.7	62.2	62.6	62.1
Effect of dilutive stock options and unvested time-based restricted stock awards (millions)	0.4	0.4	0.3	0.3
Weighted average shares outstanding — diluted (millions)	63.1	62.6	62.9	62.4

Earnings per share — basic	$0.20	$0.44	$0.43	$0.95
Earnings per share — diluted	$0.20	$0.44	$0.43	$0.94

(1) Net income attributable to Hillenbrand

9.              Shareholders’ Equity

During the six months ended March 31, 2013, we paid $24.3 of cash dividends.  The decline in treasury stock is primarily the result of the distribution of vested awards during the first quarter of fiscal year 2013.

10.       Share-Based Compensation

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Share-based compensation costs	$1.5	$1.6	$6.0	$6.9
Less income tax benefit	0.6	0.5	2.2	2.5
Share-based compensation costs, net of tax	$0.9	$1.1	$3.8	$4.4

During the six months ended March 31, 2013, we made the following grants:

Number of Units
Stock options	497,818
Time-based stock awards	80,762
Performance-based stock awards (maximum that can be earned)	765,564

Stock options granted had a weighted-average exercise price of $20.68 and a weighted-average grant date fair value of $4.89.  Our time-based stock awards and performance-based stock awards had a weighted-average grant date fair value of $22.68 and $20.68.

11.       Other Income and Expense, Net

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Equity in net income (loss) of affiliates	$(0.4)	$0.5	$(0.6)	$0.4
Foreign currency exchange gain (loss)	0.3	(0.2)	1.1	(0.2)
Business acquisition costs, net	—	—	0.8	—
Other, net	(0.2)	(0.6)	(0.7)	(1.0)
Other income and expense, net	$(0.3)	$(0.3)	$0.6	$(0.8)

The acquisition of Coperion was transacted in euros during our first fiscal quarter of 2013.  Business acquisition costs within other income and expense represent the foreign exchange gain recognized on euro-denominated cash required to fund the acquisition, offset by the costs of derivative contracts that hedged currency exposure on the funds required to close the transaction.

12.       Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases.  The aggregate future minimum lease payments for operating leases, including those lease obligations assumed through our Coperion acquisition, as of March 31, 2013, were as follows:

Amount
2013 (remaining six months)	$12.4
2014	13.3
2015	11.5
2016	10.8
2017	10.2
Thereafter	53.5
$111.7

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

Matthews claims that it has lost revenue and will lose future revenue in the New York metropolitan area, although the amount of those alleged damages is unspecified.  Matthews seeks to: (i) recover compensatory damages, punitive damages, attorneys’ fees and costs; and (ii) enjoin certain activities by Harry Pontone, Scott Pontone,

Pontone Casket Company, and Batesville and its employees in the New York metropolitan area.  Although Matthews originally moved for a preliminary injunction, that request was withdrawn.  Discovery has closed.  Batesville has moved for summary judgment on Matthews’ claims.  No trial date has been set.

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

Horstmann Litigation

On March 18, 2013, a joint and several judgment was entered by the Higher Regional Court (OLG) Hamm, Germany, in favor of plaintiff, Jürgen Horstmann, and against defendants, Atlas-Vermögensverwaltungs GmbH, ThyssenKrupp Technologies Beteiligungen (“ThyssenKrupp”), and Hillenbrand subsidiary, Coperion, in the amount of €10.3, plus interest, for a total estimated judgment of €18.5 to €19.6 (the “Horstmann Litigation”).   In the Horstmann Litigation, the plaintiff alleged numerous claims relating to its purchase from ThyssenKrupp of a former ThyssenKrupp business in 1996.  This judgment reversed a ruling on September 1, 2010, by the Court of First Instance that previously dismissed these claims.

Pursuant to a Framework Agreement entered into in 2000 between ThyssenKrupp and Admini Zweiundsiebzig (“Admini”) (predecessor to Coperion), ThyssenKrupp agreed to indemnify Coperion for all liability associated with the Horstmann Litigation.  Additionally, pursuant to the Share Purchase Agreement by which the Company acquired Coperion, sellers indemnify Hillenbrand in the event ThyssenKrupp does not fulfill its indemnification obligations, subject to the terms and conditions of such share such Share Purchase Agreement.

Defendants in the Horstmann Litigation are currently analyzing whether or not the March 18 judgment can be appealed.  Hillenbrand believes it is fully indemnified with respect to the Horstmann Litigation and does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial condition and liquidity.  Hillenbrand’s balance sheet at March 31, 2013, includes a long-term liability and a corresponding indemnification receivable, recorded in other assets, for $8.0.

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

Level 3:    Inputs are unobservable for the asset or liability.

	Carrying
	Value at	Fair Value at March 31, 2013
	March 31,	Using Inputs Considered as:
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$40.7	$40.7	$—	$—
Equity investments	1.0	—	—	1.0
Investments in rabbi trust	5.3	5.3	—	—
Derivative instruments	0.7	—	0.7	—

Liabilities:
$150 senior unsecured notes	148.7	164.5	—	—
Revolving credit facility	375.9	—	375.9	—
Term loan	195.0	—	195.0	—
Derivative instruments	2.2	—	2.2	—

The fair values of the revolving credit facility and term loan approximated book value at March 31, 2013.  The fair values of the revolving credit facility and term loan are estimated based on internally developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility and term loan, which are Level 2 valuation techniques.

We estimate the fair value of our foreign currency derivatives using industry accepted models.  The significant Level 2 inputs used in the valuation of our derivatives include spot rates, forward rates, and volatility.  These inputs are obtained from pricing services, broker quotes, and other sources.

14.       Segment and Geographical Information

The acquisition of Coperion on December 1, 2012, resulted in the addition of Coperion to the Process Equipment Group segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net revenue
Process Equipment Group	$227.4	$96.2	$381.1	$181.9
Batesville	171.1	163.5	322.6	309.4
Total	$398.5	$259.7	$703.7	$491.3

Adjusted EBITDA
Process Equipment Group	$24.2	$21.2	$45.2	$37.4
Batesville	48.4	44.4	86.9	83.4
Corporate	(8.5)	(7.4)	(16.5)	(14.6)

Net revenue (1)
United States	$234.7	$213.0	$440.2	$407.4
International	163.8	46.7	263.5	83.9
Total	$398.5	$259.7	$703.7	$491.3

(1)   We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	March 31, 2013	September 30, 2012
Total assets
Process Equipment Group	$1,654.6	$769.7
Batesville	245.6	236.2
Corporate	63.9	81.6
Total	$1,964.1	$1,087.5

Tangible long-lived assets
United States	$103.7	$100.4
International	64.6	17.5
Total	$168.3	$117.9

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Adjusted EBITDA:
Process Equipment Group	$24.2	$21.2	$45.2	$37.4
Batesville	48.4	44.4	86.9	83.4
Corporate	(8.5)	(7.4)	(16.5)	(14.6)
Interest income	0.2	0.1	0.3	0.3
Interest expense	(6.8)	(2.8)	(11.3)	(5.7)
Income tax expense	(5.3)	(13.3)	(11.2)	(12.0)
Depreciation and amortization	(27.8)	(9.5)	(42.9)	(21.7)
Business acquisition costs	(1.8)	(0.5)	(10.0)	(1.0)
Inventory step-up	(8.1)	—	(10.7)	—
Restructuring	(1.3)	(4.7)	(1.9)	(4.7)
Antitrust litigation	—	(0.1)	(0.1)	(0.5)
Long-term incentive compensation related to the international integration	—	—	—	(2.2)
Consolidated net income	$13.2	$27.4	$27.8	$58.7

15.       Condensed Consolidating Information

On January 9, 2013, the Company’s subsidiary, Coperion Corporation, a Delaware corporation, was joined as a party to the Guaranty dated July 27, 2012 (“Guaranty”), by certain subsidiaries of the Company (including Coperion Corporation, the “Guarantors”), which was entered into in connection with the Company’s revolving credit facility.  In accordance with the terms of the revolving credit facility, Coperion Corporation was required to join the Guaranty as a material domestic subsidiary of the Company following the acquisition of Coperion Capital GmbH.

On January 10, 2013, the Company, the Guarantors, and U.S. Bank National Association (“Trustee”) entered into a supplemental indenture pursuant to which the Guarantors agreed to guarantee the obligations of the Company under its 5.50% Notes due 2020 issued pursuant to an Indenture entered into on July 9, 2010 between the Company and the Trustee.

As such, certain 100% owned subsidiaries of Hillenbrand fully and unconditionally, jointly and severally, guarantee all of the indebtedness relating to our obligations under our 5.50% Notes due 2020.  The following are the condensed consolidating financial statements, including the guarantors, which present the statements of income, balance sheets, and cash flows of (i) the parent holding company, (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) eliminations necessary to arrive at the information for Hillenbrand on a consolidated basis.

Condensed Consolidating Statements of Income

	Three months ended March 31, 2013					Three months ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$227.6	$216.6	$(45.7)	$398.5	$—	$211.4	$89.8	$(41.5)	$259.7
Cost of goods sold	—	114.7	163.6	(16.4)	261.9	—	104.4	65.9	(14.9)	155.4
Gross profit	—	112.9	53.0	(29.3)	136.6	—	107.0	23.9	(26.6)	104.3
Operating expenses	9.7	67.9	62.7	(29.3)	111.0	8.1	60.5	18.5	(26.6)	60.5
Operating profit	(9.7)	45.0	(9.7)	—	25.6	(8.1)	46.5	5.4	—	43.8
Interest expense	5.5	0.1	1.2	—	6.8	2.8	—	—	—	2.8
Other income (expense), net	—	(0.8)	0.5	—	(0.3)	—	—	(0.3)	—	(0.3)
Equity in net income (loss) of subsidiaries	22.0	2.7	—	(24.7)	—	34.1	0.8	—	(34.9)	—
Income (loss) before income taxes	6.8	46.8	(10.4)	(24.7)	18.5	23.2	47.3	5.1	(34.9)	40.7
Income tax expense (benefit)	(5.9)	16.4	(5.2)	—	5.3	(4.2)	17.1	0.4	—	13.3
Consolidated net income	12.7	30.4	(5.2)	(24.7)	13.2	27.4	30.2	4.7	(34.9)	27.4
Less: Net income attributable to noncontrolling interests	—	—	0.5	—	0.5	—	—	—	—	—
Net income (loss)(1)	$12.7	$30.4	$(5.7)	$(24.7)	$12.7	$27.4	$30.2	$4.7	$(34.9)	$27.4
Consolidated Comprehensive income (loss)	$(7.2)	$31.7	$(26.3)	$(4.9)	$(6.7)	$36.3	$31.5	$12.3	$(43.8)	$36.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.5	—	0.5	—	—	—	—	—
Comprehensive income (loss)(2)	$(7.2)	$31.7	$(26.8)	$(4.9)	$(7.2)	$36.3	$31.5	$12.3	$(43.8)	$36.3

	Six months ended March 31, 2013					Six months ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$426.3	$364.8	$(87.4)	$703.7	$—	$398.9	$172.3	$(79.9)	$491.3
Cost of goods sold	—	213.2	274.4	(31.1)	456.5	—	193.2	128.2	(28.1)	293.3
Gross profit	—	213.1	90.4	(56.3)	247.2	—	205.7	44.1	(51.8)	198.0
Operating expenses	27.8	128.7	97.3	(56.3)	197.5	16.9	122.3	33.4	(51.8)	120.8
Operating profit	(27.8)	84.4	(6.9)	—	49.7	(16.9)	83.4	10.7	—	77.2
Interest expense	9.6	0.1	1.6	—	11.3	5.7	—	—	—	5.7
Other income (expense), net	1.5	(1.7)	0.8	—	0.6	—	(0.4)	(0.4)	—	(0.8)
Equity in net income (loss) of subsidiaries	47.1	4.2	—	(51.3)	—	61.1	1.5	—	(62.6)	—
Income before income taxes	11.2	86.8	(7.7)	(51.3)	39.0	38.5	84.5	10.3	(62.6)	70.7
Income tax expense (benefit)	(15.8)	30.8	(3.8)	—	11.2	(20.2)	30.7	1.5	—	12.0
Consolidated net income	27.0	56.0	(3.9)	(51.3)	27.8	58.7	53.8	8.8	(62.6)	58.7
Less: Net income attributable to noncontrolling interests	—	—	0.8	—	0.8	—	—	—	—	—
Net income (loss)(1)	$27.0	$56.0	$(4.7)	$(51.3)	$27.0	$58.7	$53.8	$8.8	$(62.6)	$58.7
Consolidated Comprehensive income (loss)	$18.4	$57.3	$(11.1)	$(45.4)	$19.2	$59.9	$54.2	$9.5	$(63.7)	$59.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.8	—	0.8	—	—	—	—	—
Comprehensive income (loss)(2)	$18.4	$57.3	$(11.9)	$(45.4)	$18.4	$59.9	$54.2	$9.5	$(63.7)	$59.9

(1) Net income attributable to Hillenbrand

(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	As of March 31, 2013					As of September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$0.8	$8.8	$31.1	$—	$40.7	$3.9	$6.3	$10.0	$—	$20.2
Trade receivables, net	—	101.4	87.1	—	188.5	—	110.4	40.3	—	150.7
Unbilled receivables from long-term manufacturing contracts	—	1.7	126.7	—	128.4	—	—	—	—	—
Inventories	—	77.7	116.2	(2.6)	191.3	—	62.5	29.9	(2.4)	90.0
Deferred income taxes	6.3	30.6	3.3	(6.9)	33.3	—	26.5	—	(6.9)	19.6
Intercompany receivables	215.0	861.9	173.4	(1,250.3)	—	211.6	819.0	52.5	(1,083.1)	—
Other current assets	1.8	7.6	45.4	—	54.8	7.5	3.8	15.2	(1.7)	24.8
Total current assets	223.9	1,089.7	583.2	(1,259.8)	637.0	223.0	1,028.5	147.9	(1,094.1)	305.3
Property, plant and equipment, net	7.0	70.9	90.4	—	168.3	7.1	66.0	44.8	—	117.9
Intangible assets, net	2.6	203.8	367.3	—	573.7	1.6	185.5	126.8	—	313.9
Goodwill	—	211.1	321.1	—	532.2	—	176.0	127.7	—	303.7
Investment in consolidated subsidiaries	1,815.1	688.2	—	(2,503.3)	—	1,399.0	367.9	—	(1,766.9)	—
Other assets	11.8	27.7	13.4	—	52.9	9.8	77.4	0.9	(41.4)	46.7
Total Assets	$2,060.4	$2,291.4	$1,375.4	$(3,763.1)	$1,964.1	$1,640.5	$1,901.3	$448.1	$(2,902.4)	$1,087.5

Trade accounts payable	$0.2	$24.3	$150.8	$—	$175.3	$0.7	$18.2	$16.4	$—	$35.3
Liabilities from long-term manufacturing contracts and advances	—	19.7	58.3	—	78.0	—	9.6	6.3	—	15.9
Current portion of long-term debt	10.0	—	—	—	10.0	—	—	—	—	—
Accrued compensation	2.0	17.1	5.8	—	24.9	—	22.2	8.8	(1.7)	29.3
Deferred income taxes	—	—	27.8	(6.9)	20.9	—	—	7.8	(6.9)	0.9
Intercompany payable	913.8	236.5	102.6	(1,252.9)	—	853.5	222.0	10.0	(1,085.5)	—
Other current liabilities	4.5	45.6	75.1	—	125.2	8.4	49.9	12.1	—	70.4
Total current liabilities	930.5	343.2	420.4	(1,259.8)	434.3	862.6	321.9	61.4	(1,094.1)	151.8
Long-term debt	623.6	—	86.0	—	709.6	271.6	—	—	—	271.6
Accrued pension and postretirement healthcare	—	128.3	106.6	—	234.9	—	111.8	—	—	111.8
Deferred income taxes	0.5	11.7	20.3	—	32.5	—	56.3	6.8	(41.4)	21.7
Other long-term liabilities	0.1	25.0	14.7	—	39.8	—	24.3	—	—	24.3
Total Liabilities	1,554.7	508.2	648.0	(1,259.8)	1,451.1	1,134.2	514.3	68.2	(1,135.5)	581.2

Total Hillenbrand Shareholders’ Equity	505.7	1,783.2	720.1	(2,503.3)	505.7	506.3	1,387.0	379.9	(1,766.9)	506.3
Noncontrolling interests	—	—	7.3	—	7.3	—	—	—	—	—
Total Equity	505.7	1,783.2	727.4	(2,503.3)	513.0	506.3	1,387.0	379.9	(1,766.9)	506.3
Total Liabilities and Equity	$2,060.4	$2,291.4	$1,375.4	$(3,763.1)	$1,964.1	$1,640.5	$1,901.3	$448.1	$(2,902.4)	$1,087.5

Condensed Consolidating Statements of Cash Flows

	Six months ended March 31, 2013					Six months ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61.9	$98.3	$(44.6)	$(95.9)	$19.7	$109.8	$332.7	$28.3	$(410.7)	$60.1

Investing activities:
Capital expenditures	(1.7)	(5.1)	(4.4)	—	(11.2)	(3.9)	(2.0)	(2.2)	—	(8.1)
Acquisition of business, net of cash acquired	(404.2)	(0.5)	(10.9)	—	(415.6)	—	56.7	(56.7)	—	—
Other	2.8	0.1	—	—	2.9	—	—	—	—	—
Net cash provided by (used in) investing activities	(403.1)	(5.5)	(15.3)	—	(423.9)	(3.9)	54.7	(58.9)	—	(8.1)

Financing activities:
Proceeds from term loan	200.0	—	—	—	200.0	—	—	—	—	—
Repayments on term loan	(5.0)	—	—	—	(5.0)	—	—	—	—	—
Proceeds from revolving credit facilities, net of financing costs	490.8	—	85.9	—	576.7	—	—	—	—	—
Repayments on revolving credit facilities	(323.0)	—	—	—	(323.0)	(84.0)	—	—	—	(84.0)
Payment of dividends - intercompany	—	(90.3)	(5.6)	95.9	—	—	(388.8)	(21.9)	410.7	—
Payment of dividends on common stock	(24.3)	—	—	—	(24.3)	(23.8)	—	—	—	(23.8)
Other, net	(0.4)	—	—	—	(0.4)	—	—	—	—	—
Net cash provided by (used in) financing activities	338.1	(90.3)	80.3	95.9	424.0	(107.8)	(388.8)	(21.9)	410.7	(107.8)

Effect of exchange rates on cash and cash equivalents	—	—	0.7	—	0.7	—	—	0.4	—	0.4

Net cash flow	(3.1)	2.5	21.1	—	20.5	(1.9)	(1.4)	(52.1)	—	(55.4)
Cash and equivalents at beginning of period	3.9	6.3	10.0	—	20.2	7.4	17.7	90.4	—	115.5
Cash and equivalents at end of period	$0.8	$8.8	$31.1	$—	$40.7	$5.5	$16.3	$38.3	$—	$60.1

16.       Restructuring

During the three months ended March 31, 2013, Hillenbrand incurred $2.0 of restructuring costs ($0.1 at the Process Equipment Group and $1.9 at Batesville).  These costs consisted of $1.6 classified as cost of goods sold and $0.4 classified as operating expenses related to severance and other restructuring costs.  Restructuring costs totaling $1.7 relate to Batesville’s decision in the second quarter of fiscal year 2013 to discontinue the purchase, sale, and distribution of their vault product line.  Restructuring charges for the six months ended March 31, 2013, totaled $0.2 at the Process Equipment Group, $2.3 at Batesville and $0.2 at Corporate.  Additional costs of less than $1.0 and remaining payments associated with these restructurings are expected to conclude in fiscal year 2013.

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

Executive Overview

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

The following discussion provides information regarding significant activity and compares our results for the three-and six-month periods ending March 31, 2013, to the same periods in the prior fiscal year.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

See page 33 for a reconciliation of non-GAAP measures to the closest GAAP-equivalent of each measure.

Coperion Acquisition

The most significant event in the first six months of fiscal year 2013 was our acquisition of Coperion Capital GmbH (“Coperion”), effective December 1, 2012, in a transaction valued at $540.7.  Based in Stuttgart, Germany, Coperion is a global leader in the manufacture of compounding, extrusion, and bulk material handling equipment used in a broad range of industries, including plastics, chemicals, food processing, pharmaceutical, and aluminum.  Coperion has been in business since 1879, and has nine manufacturing sites in Germany, the United States (“U.S.”), China, and India, and sales offices in approximately 30 locations in the Americas, Europe, and Asia.  Coperion had approximately 2,000 employees worldwide as of March 31, 2013.  Approximately 30% of Coperion’s revenue is derived from replacement parts and service, generating a large portion of recurring business due to its well-positioned service network and active installed base of equipment across the world.

Coperion revenues consist of large system sales, equipment, components, replacement parts, and service.  Large system sales are fulfilled over 12 to 18 months on average, whereby customers generally pay a deposit and make progress payments before and during the manufacture of the order, reducing or eliminating extensive working capital investments otherwise necessary to finance the manufacturing process.  System sales include many components, including those manufactured by Coperion as well as materials manufactured by third parties.  The Coperion business model includes a higher proportion of third-party-sourced products compared to the rest of the Process Equipment Group.  As a result, we expect gross profit margins in the Process Equipment Group to be lower on certain systems projects.  Hillenbrand believes that selling complete systems provides a significant competitive advantage and increases margin dollars.

This acquisition is the largest in the Company’s history and represents an important step in our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group business platform.  The integration of Coperion with the Process Equipment Group will be a key initiative for the next 18 to 24 months.  Combining our product offerings to provide a more complete system solution is our highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group platform to enter new global markets more quickly.  Additionally, we expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s lean tools and principles to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

The calculation of fair value of Coperion’s assets and liabilities is preliminary and subject to adjustment based on finalization of the closing balance sheet.  The fair value assigned to Coperion’s backlog was $34.3 and will be amortized over approximately 10 months.  The fair values assigned to Coperion’s customer relationships and technology total $201.9 and will be amortized on a straight-line basis over their estimated useful lives, resulting in $12.0 of ongoing annual amortization expense.  The fair value assigned to Coperion’s inventory resulted in a step-up in value of $21.6, and will be amortized through cost of goods sold over approximately 10 months.  The fair value assigned to Coperion’s property, plant and equipment resulted in a step-up in value of $19.5, and will be depreciated over the useful lives of the assets.  The acquisition resulted in preliminary goodwill of $234.0.

Consolidated

	Three Months Ended March 31,				Six Months Ended March 31,
	2013		2012		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$398.5	100.0	$259.7	100.0	$703.7	100.0	$491.3	100.0
Gross profit	136.6	34.3	104.3	40.2	247.2	35.1	198.0	40.3
Operating expenses	111.0	27.9	60.5	23.3	197.5	28.1	120.8	24.6
Operating profit	25.6	6.4	43.8	16.9	49.7	7.1	77.2	15.7
Interest expense	6.8	1.7	2.8	1.1	11.3	1.6	5.7	1.2
Other income (expense), net	(0.3)	0.1	(0.3)	0.1	0.6	0.1	(0.8)	0.2
Income taxes	5.3	1.3	13.3	5.1	11.2	1.6	12.0	2.4
Net income(1)	12.7	3.2	27.4	10.6	27.0	3.8	58.7	11.9

(1) Net income attributable to Hillenbrand

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Consolidated revenue grew $138.8 (53.4%).  Foreign currency exchange rates did not have a material impact on revenue.

•                  Process Equipment Group’s revenue increased $131.2 (136.4%).  The revenue increase was due to the acquisition of Coperion on December 1, 2012, offset in part by an 18% decrease in revenue in the rest of the Process Equipment Group.  The decrease in the base business was driven by reduced demand for equipment that processes proppants (used in hydraulic fracturing) and potash (used largely in the agricultural industry), as well as a large base resins project that occurred in the prior year.

•                  Batesville’s revenue increased $7.6 (4.6%).  The increase was primarily driven by volume, as estimated North American deaths were at a record high in January 2013.

Consolidated gross profit margin was 34.3%, a decrease of 590 basis points.  On an adjusted basis, which excludes items described below, the consolidated gross profit margin was 36.7%, a decrease of 430 basis points.

•                  Process Equipment Group’s gross profit margin decreased from 44.0% in the prior year to 30.1%.  Excluding $8.2 of inventory step-up related to the Coperion acquisition and restructuring charges, the adjusted gross profit margin was 33.7% compared to 44.3% in the prior year.  This decrease was due primarily to the Coperion acquisition, as gross profit margins for Coperion are lower given the higher proportion of third-party-sourced products on certain systems projects compared to the rest of the Process Equipment Group.  Gross profit margin in the second quarter of fiscal year 2013 was also lower compared to the same period in the prior year due to the decrease in volume in the base business.

•                  Batesville’s gross profit margin increased from 37.9% to 39.9%.  Excluding $1.5 of restructuring charges, the adjusted gross profit margin was 40.7%, a 160-basis-point improvement over the prior year.  The improvement was primarily due to higher volumes, offset in part by changes in employee benefits that reduced expense in the prior year.

Operating expenses as a percentage of sales increased 460 basis points to 27.9%.  On an adjusted basis, our operating expense ratio was 24.0%, an increase of 190 basis points, due primarily to the decrease in revenue for the Process Equipment Group excluding Coperion, as well as ongoing amortization expense related to the Coperion acquisition ($3.2).  Adjusted operating expenses exclude the following items:

	Three months Ended March 31,
	2013	2012
Business acquisition costs	$1.9	$0.5
Backlog amortization	12.9	—
Restructuring charges	0.4	2.4

Our continued focus on the application of Hillenbrand’s Lean Business principles and practices continues to increase efficiencies across the organization.  This is evident both in the Process Equipment Group, where they are continuing to mature in these practices, and Batesville, where lean has evolved to an advanced level with projects such as single-point scheduling to connect their entire value chain.

Interest expense increased $4.0 due primarily to higher weighted-average principal borrowings and higher interest rates on the revolving credit facility and the new term loan entered into in connection with the Coperion acquisition.

Other income (expense), net was $0.3 of expense in the second quarter of fiscal years 2013 and 2012.  See Item 1, Note 11 for more detailed information.

The income tax rate was 28.6% compared to 32.7%.  Excluding the tax effect of all adjustments, our adjusted effective income tax rate was 29.3% compared to 32.8% for the prior year.  The adjusted effective income tax rate was favorably impacted by the acquisition of Coperion, which produces a larger percentage of income from foreign sources in lower tax rate jurisdictions.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Consolidated revenue grew $212.4 (43.2%).  Foreign currency exchange rates did not have a material impact on revenue.

•                  Process Equipment Group’s revenue increased $199.2 (109.5%).  The revenue increase was due to the acquisition of Coperion, offset in part by a 10% decrease in revenue in the rest of the Process Equipment Group.  The decrease in the base business was driven by reduced demand for equipment that processes proppants (used in hydraulic fracturing), potash (used largely in the agricultural industry), and coal (used in the coal power and mining industries), as well as a large base resins project that occurred in the prior year.

•                  Batesville’s revenue increased $13.2 (4.3%).  The increase was primarily driven by volume, as the year-over-year growth rate of North American deaths returned to historical levels for the entire period, with the exception of record high estimated North American deaths reported during January 2013.

Consolidated gross profit margin was 35.1%, a decrease of 520 basis points.  On an adjusted basis, which excludes items described below, the consolidated gross profit margin was 36.9%, a decrease of 390 basis points.

•                  Process Equipment Group’s gross profit margin decreased from 43.0% to 31.6%.  Excluding $10.9 of inventory step-up related to the Coperion acquisition and restructuring charges, the adjusted gross profit margin decreased from 43.2% to 34.5%.  This decrease was due primarily to the Coperion acquisition, as gross profit margins for Coperion are lower given the higher proportion of third-party-sourced products on certain systems projects compared to the rest of our Process Equipment Group.  Gross profit margin in the first six months of fiscal year 2013 was also lower compared to the same period in the prior year due to the decrease in volume in the base business.

•                  Batesville’s gross profit margin increased 60 basis points to 39.3%.  Excluding $1.8 of restructuring charges, the adjusted gross profit margin was 39.9%, a 50-basis-point improvement over the prior year.  The increase was primarily due to higher volumes, offset in part by changes in employee benefits that reduced expense in the prior year.

Operating expenses as a percentage of sales increased 350 basis points to 28.1%.  On an adjusted basis, our operating expense ratio was 24.0% compared to 22.8% in the prior year.  The 120 basis point increase is primarily due to four months of amortization expense ($4.2) related to intangible assets acquired in the Coperion acquisition and changes in employee benefits that reduced expense ($1.9) in the prior year.  Adjusted operating expenses exclude the following items:

	Six months Ended March 31,
	2013	2012
Business acquisition costs	$10.9	$1.0
Backlog amortization	17.1	2.5
Restructuring charges	0.7	2.4
Antitrust litigation	0.1	0.5
Long-term incentive compensation related to the international integration	—	2.2

The vesting of our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  As such, the tax benefit from the international integration resulted in additional compensation expense related to performance-based stock awards in fiscal year 2012.

Interest expense increased $5.6 due primarily to higher weighted-average principal borrowings and higher interest rates on the revolving credit facility and the new term loan entered into in connection with the Coperion acquisition.

Other income (expense), net was $0.6 of income in the first half of fiscal year 2013 compared to $0.8 of expense in fiscal year 2012, representing a variance of $1.4.  Excluding $0.9 of income primarily from acquisition-related foreign currency transactions, adjusted other income (expense), net was $0.3 of expense in fiscal year 2013 compared to $0.8 of expense in fiscal year 2012.  See Item 1, Note 11 for more detailed information.

The income tax rate was 28.7% compared to 17.0%.  The year-over-year change in the effective tax rate was largely due to a $10.4 reduction of income tax expense in the six months ended March 31, 2012, attributable to the permanent reinvestment assertion on historical earnings of certain Swiss operations.  Excluding this tax benefit as well as the tax effect of all other adjustments, our adjusted effective income tax rate was 28.7% compared to 32.0% for the prior year.  The adjusted effective income tax rate was favorably impacted by the acquisition of Coperion, which produces a larger percentage of income from foreign sources in lower tax rate jurisdictions.

Process Equipment Group

	Three Months Ended March 31,				Six Months Ended March 31,
	2013		2012		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$227.4	100.0	$96.2	100.0	$381.1	100.0	$181.9	100.0
Gross profit	68.4	30.1	42.3	44.0	120.4	31.6	78.2	43.0
Operating expenses	76.2	33.5	28.8	29.9	120.7	31.7	56.6	31.1
Operating profit	(7.8)	(3.4)	13.5	14.0	(0.3)	(0.1)	21.6	11.9

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue increased $131.2 (136%), attributable to the Coperion acquisition that closed on December 1, 2012.  Excluding the Coperion business, revenue decreased 18%.  The decrease in the base business was driven by reduced demand for equipment that processes proppants (used in hydraulic fracturing) and potash (used largely in the agricultural industry), as well as a large base resins project that occurred in the prior year.

We believe that the industries that the Process Equipment Group serves have attractive long-term growth prospects because demand for their products and services will continue to grow as countries such as China and India greatly expand their middle class.  While overall demand is expected to increase over the long run, we expect shifts in year-to-year sources of such demand.  For example, in fiscal year 2012, demand for equipment that processes proppants used in hydraulic fracturing spiked dramatically in the second quarter and continued at relatively high levels before dropping off dramatically at the end of the year.  As a result, revenue in fiscal year 2013 compared to the prior year has been negatively impacted and we expect this trend to continue for the remainder of the fiscal year.

We expect future revenue for the Process Equipment Group will continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it might not include many projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.  Based upon new orders accepted, less orders completed and shipped, backlog decreased from $556.6 on December 31, 2012 to $544.3 on March 31, 2013.

Gross profit increased 61.7% to $68.4, primarily as a result of the Coperion acquisition.  Gross profit margin decreased from 44.0% to 30.1%.

On an adjusted basis, the gross profit margin decreased to 33.7% and excludes $8.2 of inventory step-up related to the Coperion acquisition and restructuring charges.  Step-ups in inventory value were recorded at the time of the Coperion acquisition and will be expensed when the inventory is sold.

The decrease in adjusted gross profit margin was primarily due to the Coperion acquisition, as gross profit margins for Coperion are lower given the higher proportion of third-party-sourced products on certain systems projects compared to the rest of the Process Equipment Group.  As a result, we expect gross profit margins in the Process Equipment Group to be lower following the Coperion acquisition.  Gross profit margin in the second quarter of fiscal year 2013 was also lower compared to the same period in the prior year due to the decrease in volume in the base business.  In general, gross profit margin for the Process Equipment Group is influenced by a variety of factors, including the timing and size of orders, the mix of products and services sold, and market factors that impact pricing.

Operating expenses increased $47.4 to $76.2 and our operating expense to sales ratio increased by 360 basis points, from 29.9% to 33.5%.

On an adjusted basis, our operating expense ratio was 27.7% compared to 27.3% in the prior year.  The 40 basis point increase is primarily due to the decrease in revenue for the Process Equipment Group excluding Coperion, as well as $3.1 of amortization expense related to intangible assets acquired in the Coperion acquisition.  The Coperion acquisition will add $12.0 of annual ongoing amortization expense.  This increase in the operating expense to sales ratio was offset in part by the addition of Coperion, which has a lower operating expense to sales ratio than the rest of the Process Equipment Group.  Adjusted operating expenses exclude $12.9 of backlog amortization in the second quarter of fiscal year 2013 related to the Coperion acquisition.  Adjusted operating expenses in the second quarter of fiscal year 2012 exclude $2.4 in restructuring costs.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Fiscal year 2013 includes four months of Coperion results related to the acquisition on December 1, 2012.

Revenue increased $199.2 (109.5%), attributable to the Coperion acquisition.  Excluding the Coperion business, revenue decreased 10%.  The decrease in the base business was driven by reduced demand for equipment that processes proppants (used in hydraulic fracturing), potash (used largely in the agricultural industry), and coal (used in the coal power and mining industries), as well as a large base resins project that occurred in the prior year.

Backlog increased by $423.8 over the past six months from $120.5 on September 30, 2012 to $544.3 on March 31, 2013.

Gross profit increased 54.0% to $120.4, primarily as a result of the Coperion acquisition, which added four months of Coperion results in fiscal year 2013.  Gross profit margin decreased from 43.0% to 31.6%.

Adjusted gross profit margin decreased by 870 basis points to 34.5% and excludes $10.7 of inventory step-up related to the Coperion acquisition and restructuring charges.  As discussed above in the quarter results, the decrease in adjusted gross profit margin was primarily due to the Coperion acquisition, as gross profit margins for Coperion are lower given the higher proportion of third-party-sourced products on certain systems projects compared to the rest of the Process Equipment Group.  Gross profit margin in the first six months of fiscal year 2013 was also lower compared to the same period in the prior year due to the decrease in volume in the base business.

Operating expenses increased $64.1 to $120.7, and our operating expense to sales ratio increased by 60 basis points, from 31.1% to 31.7%.

On an adjusted basis, our operating expense ratio decreased to 27.1% from 28.3% in fiscal year 2012.  The 120 basis point improvement was attributable to the Coperion business model, which has a lower operating expense to sales ratio than the rest of the Process Equipment Group.  This ratio also includes four months of ongoing amortization expense ($4.2) related to the intangible assets acquired in the Coperion acquisition.  Adjusted operating expenses exclude backlog amortization of $17.1 in fiscal year 2013 and $2.5 in fiscal year 2012.

Batesville

	Three Months Ended March 31,				Six Months Ended March 31,
	2013		2012		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$171.1	100.0	$163.5	100.0	$322.6	100.0	$309.4	100.0
Gross profit	68.2	39.9	62.0	37.9	126.8	39.3	119.8	38.7
Operating expenses	25.4	14.8	23.2	14.2	49.6	15.4	46.7	15.1
Operating profit	42.8	25.0	38.8	23.7	77.2	23.9	73.1	23.6

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue increased $7.6 (4.6%) and was driven primarily by higher volumes.  Average sales prices increased by approximately 1% compared to the prior year.  The number of estimated deaths was at a record high in the month of January.  According to the Centers for Disease Control and Prevention, influenza activity was above the national baseline and pneumonia and influenza mortality was above the epidemic threshold for 11 weeks during our second fiscal quarter of 2013.  The increased number of North American deaths more than offset the increased rate at which consumers opted for cremation, resulting in an increased number of burials in North America.  Additionally, in the prior year, North America experienced one of the largest drops in year-over-year deaths in recent history.

Gross profit increased 10.0% to $68.2.  Gross profit margin improved 200 basis points to 39.9%. Adjusted gross profit margin improved 160 basis points to 40.7% and excludes $1.5 of restructuring costs.  The increase was primarily due to higher volumes, offset in part by changes in employee benefits that reduced expense by $1.0 in the prior year.

Operating expenses increased $2.2 (9.5%) to $25.4.  Our operating expense to sales ratio increased to 14.8% compared to 14.2% in the prior year.

On an adjusted basis, our operating expense to sales ratio increased by 40 basis points to 14.6% from 14.2%.  Adjusted operating expenses exclude $0.4 of restructuring costs.  The increase in the operating expense to sales ratio was primarily due to $1.7 of increased variable compensation and $1.0 of additional strategic initiatives spending in fiscal year 2013.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Revenue increased $13.2 (4.3%) and was driven primarily by higher volumes (3%) and increased average sales prices (1%).  The number of estimated deaths was at a record high in the month of January.  The increased number of North American deaths more than offset the increased rate at which consumers opted for cremation, resulting in an increased number of burials in North America.

Gross profit increased 5.8% to $126.8.  Gross profit margin improved 60 basis points to 39.3%.  Adjusted gross profit margin improved 50 basis points to 39.9% and excludes restructuring charges.  The increase was primarily due to higher volumes and increased average sales prices, offset in part by changes in employee benefits that reduced expense by $2.3 in the prior year.

Operating expenses increased $2.9 (6.2%) to $49.6.  Our operating expense to sales ratio was relatively flat at 15.4% compared to 15.1% in the prior year.

On an adjusted basis, our operating expense to sales ratio increased by 50 basis points to 15.2% from 14.7%.  Adjusted operating expenses exclude $0.5 of restructuring costs in fiscal year 2013, and antitrust litigation expense and long-term incentive compensation related to the international integration in fiscal year 2012.  The increase in the adjusted operating expense to sales ratio was primarily due to increased costs in the first six months of fiscal year 2013 including variable compensation ($2.4) and strategic initiatives spending ($1.9).  In addition, changes in employee benefits reduced expense by $1.9 in the prior year.

Corporate

	Three Months Ended March 31,				Six Months Ended March 31,
	2013		2012		2013		2012
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating expenses	$9.4	2.4	$8.5	3.3	$27.2	3.9	$17.5	3.6
Less:
Business acquisition costs	1.6	0.4	0.5	0.2	10.6	1.5	1.0	0.2
Restructuring	—	—	—	—	0.2	—	—	—
Long-term incentive compensation related to the international integration	—	—	—	—	—	—	1.2	0.2
Adjusted operating expenses	$7.8	2.0	$8.0	3.1	$16.4	2.3	$15.3	3.1

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating expenses increased by $0.9.  Excluding the items detailed in the table, adjusted operating expenses declined $0.2 (2.5%).  These expenses on a percentage of revenue basis were 2.0%, an improvement of 110 basis points compared to 3.1% in the prior year.  We expect this expense base to continue to decline as a percentage of revenue.

During the second quarter of fiscal year 2013, we incurred $1.6 of business acquisition costs related to our acquisition of Coperion.  During the second quarter of fiscal year 2012, we incurred $0.5 of business acquisition costs related to our acquisition of Rotex in late fiscal year 2011.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Operating expenses increased $9.7.  Excluding the items detailed in the table, adjusted operating expenses increased $1.1 (7.2%).  The increase was primarily due to an increase in personnel costs.  These expenses on a percentage of consolidated revenue basis were 2.3%, an improvement of 80 basis points compared to 3.1% in the prior year.

During the first six months of fiscal year 2013, we incurred $10.6 of business acquisition costs related to our acquisition of Coperion.  During the first six months of fiscal year 2012, we incurred $1.0 of business acquisition costs related to our acquisition of Rotex.

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

In the first half of fiscal year 2013, we incurred $0.2 of restructuring charges related to the cessation of airport operations jointly owned with our previous parent company.

Non-GAAP Operating Performance Measures

The following are reconciliations from GAAP operating performance measures to the relevant non-GAAP (adjusted) performance measures.

	Three months ended March 31,
	2013				2012
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$261.9	$(9.7	)(a)	$252.2	$155.4	$(2.3	)(e)	$153.1
Gross profit	136.6	9.7		146.3	104.3	2.3		106.6
Operating expenses	111.0	(15.2	)(b)	95.8	60.5	(3.0	)(f)	57.5
Operating profit	25.6	24.9		50.5	43.8	5.3		49.1
Interest expense	6.8	(0.6	)(c)	6.2	2.8	—		2.8
Other income (expense), net	(0.3)	—		(0.3)	(0.3)	—		(0.3)
Income tax expense	5.3	7.6	(d)	12.9	13.3	1.8	(d)	15.1
Net income(1)	12.7	17.9		30.6	27.4	3.5		30.9
Diluted EPS	0.20	0.29		0.49	0.44	0.06		0.50

Ratios:
Gross margin	34.3%	2.4%		36.7%	40.2%	0.8%		41.0%
Operating expenses as a % of revenue	27.9%	-3.9%		24.0%	23.3%	-1.2%		22.1%

	Six months ended March 31,
	2013				2012
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$456.5	$(12.7	)(g)	$443.8	$293.3	$(2.3	)(e)	$291.0
Gross profit	247.2	12.7		259.9	198.0	2.3		200.3
Operating expenses	197.5	(28.8	)(h)	168.7	120.8	(8.7	)(k)	112.1
Operating profit	49.7	41.5		91.2	77.2	11.0		88.2
Interest expense	11.3	(2.8	)(i)	8.5	5.7	—		5.7
Other income (expense), net	0.6	(3.1	)(j)	(2.5)	(0.8)	—		(0.8)
Income tax expense	11.2	11.8	(d)	23.0	12.0	14.1	(l)	26.1
Net income(1)	27.0	29.4		56.4	58.7	(3.1)		55.6
Diluted EPS	0.43	0.47		0.90	0.94	(0.05)		0.89

Ratios:
Gross margin	35.1%	1.8%		36.9%	40.3%	0.5%		40.8%
Operating expenses as a % of revenue	28.1%	-4.1%		24.0%	24.6%	-1.8%		22.8%

(1) Net income attributable to Hillenbrand

P = Process Equipment Group; B = Batesville; C = Corporate

(a)         Inventory step up ($8.1 P), restructuring ($0.1 P, $1.5 B)

(b)         Business acquisition costs ($0.3 P, $1.6 C), backlog amortization ($12.9 P), restructuring ($0.4 B)

(c)          Business acquisition costs ($0.6 C)

(d)         Tax effect of adjustments

(e)          Restructuring ($0.3 P, $2.0 B)

(f)           Restructuring ($2.4 P), business acquisition costs ($0.5 C), and antitrust litigation ($0.1 B)

(g)          Inventory step up ($10.7 P), restructuring ($0.2 P, $1.8 B)

(h)         Business acquisition costs ($0.3 P, $10.6 C), backlog amortization ($17.1 P), restructuring ($0.5 B, $0.2 C), antitrust litigation ($0.1 B)

(i)             Business acquisition costs ($0.6 C)

(j)            Acquisition-related foreign currency transactions ($0.8 C), other ($0.1B)

(k)         Restructuring ($2.4 P), backlog amortization ($2.5 P), long-term incentive compensation related to the international integration ($0.2 P, $0.8 B, $1.2 C), antitrust litigation ($0.5 B), business acquisition costs ($1.0 C), other ($0.1)

(l)             Tax benefit of the international integration ($10.4) and tax effect of adjustments ($3.7)

We have previously discussed our strategy to selectively acquire manufacturing businesses with a record of success which could benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use Adjusted Earnings Before Interest, Income Tax, Depreciation, and Amortization (“Adjusted EBITDA”), among other measures, to monitor our business performance.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Consolidated net income	$13.2	$27.4	$27.8	$58.7
Interest income	(0.2)	(0.1)	(0.3)	(0.3)
Interest expense	6.8	2.8	11.3	5.7
Income tax expense	5.3	13.3	11.2	12.0
Depreciation and amortization	27.8	9.5	42.9	21.7
EBITDA	$52.9	$52.9	$92.9	$97.8
Business acquisition	1.8	0.5	10.0	1.0
Inventory step-up	8.1	—	10.7	—
Restructuring	1.3	4.7	1.9	4.7
Antitrust litigation	—	0.1	0.1	0.5
Long-term incentive compensation related to the international integration	—	—	—	2.2
Adjusted EBITDA	$64.1	$58.2	$115.6	$106.2

Consolidated adjusted EBITDA increased $5.9 (10.1%) and $ 9.4 (8.9%) for the three and six months ended March 31, 2013, due primarily to the acquisition of Coperion.

Liquidity and Capital Resources

We believe the ability to generate cash is critical to the value of the Company.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first six months of fiscal year 2013 to the same period last year.

We discuss how we see cash flow being affected for the next 12 months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

	Six Months Ended March 31,
	2013	2012
Cash flow provided by (used in):
Operating activities	$19.7	$60.1
Investing activities	(423.9)	(8.1)
Financing activities	424.0	(107.8)
Effect of exchange rate changes on cash and cash equivalents	0.7	0.4
Net cash flow	$20.5	$(55.4)

Cash provided by operating activities decreased $40.4 in the first six months of fiscal year 2013 compared to the same period in the prior year.  The decrease in cash provided by operating activities was primarily the result of a significant increase in the working capital at Coperion as investments were made to finance Coperion customer projects in process.  Certain projects underway have payment schedules where a large portion of the cash will be received in later stages of manufacturing.  The terms of these deposits and progress payments vary greatly among industries and geographies.

Working capital requirements for Coperion range from an optimal negative working capital position, where cash received from customers is more heavily weighted toward the beginning of the project, to our current position where a larger portion of the cash will be received in later stages of manufacturing.  We expect working capital may fluctuate in the future due to the mix of customer projects in process at any point in time; however, we believe it is unlikely that further significant working capital investments will be required for the remainder of fiscal year 2013.

The decrease in cash provided by operating activities was also due to $10.7 of business acquisition costs related to Coperion and $5.0 related to antitrust litigation.

Cash used in investing activities in the first six months of fiscal year 2013 was $415.8 greater than the same period in the prior year due to the acquisition of Coperion.

Cash provided by financing activities in the first six months of fiscal year 2013 was $424.0, compared to a total of $107.8 cash used for financing activities in the same period in the prior year.  Net borrowings in the first six months of fiscal year 2013 were related to the acquisition of Coperion, including net borrowings on the new term loan of $195.0 and net borrowings on the revolving credit facility of $253.7.

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

The cash at our international subsidiaries totaled $30.4 at March 31, 2013.  The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our international subsidiaries.

Other Liquidity Matters

As of March 31, 2013, we: (i) had $151.6  in outstanding letters of credit issued under our revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement for the credit facility, and (iii) had access to the remaining $172.5 of borrowing capacity available under the revolving credit facility.  In addition, we had approximately $15.3 of available credit under our Swiss facilities as of that date.  There were no borrowings under these facilities as of March 31, 2013, and availability was reduced by $3.6 for outstanding bank guarantees.

In the normal course of business, the Process Equipment Group is required to provide customers bank guarantees in support of performance, warranty, advance payment, and other contract obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.

Coperion has a $64.1 guaranty facility under which availability was reduced for outstanding bank guarantees totaling $46.8.  We also have other trade finance facilities with other financial institutions that provide us capacity for bank guarantees up to $27.1, in aggregate.  We had $17.3 of outstanding bank guarantees issued under these facilities at March 31, 2013.

We are currently authorized by our Board of Directors to repurchase shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  No repurchases were made in the first half of fiscal year 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Inflation

The effect of broad based inflation on the Company’s revenues and net earnings was not significant for the three- or six month periods ended March 31, 2013 or 2012.

Contractual Obligations or Contingent Liabilities and Commitments

The following table summarizes our future obligations as of March 31, 2013.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the financial statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$—	$—	$150.0
Revolving credit facility (2)	375.9	—	—	375.9	—
Term loan	195.0	5.0	25.0	165.0	—
Interest on financing agreements (3)	94.2	8.4	33.3	29.8	22.7
Operating lease obligations (noncancellable)	111.7	12.4	24.8	21.0	53.5
Purchase obligations (4)	177.0	90.6	86.4	—	—
Defined benefit plan funding (5)	197.6	12.0	56.5	53.6	75.5
Other long-term liabilities (6)	24.3	2.3	12.7	3.4	5.9
Capital call arrangements (7)	3.0	3.0	—	—	—
Total contractual obligations	$1328.7	$133.7	$238.7	$648.7	$307.6

(1)                   Represents the remaining six months of fiscal year 2013.

(2)                   Our revolving credit facility expires in July 2017. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.

(3)                   Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility and term loan at their current rates at March 31, 2013.

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

(5)                   Defined benefit plan funding represents non-discretionary requirements based upon plan funding at March 31, 2013, and excludes any discretionary contributions.

(6)                   Other long-term liabilities include the estimated liquidation of liabilities related to our casket pricing obligation, self-insurance reserves, and long-term severance payments.

(7)                   We could be called upon by our private equity limited partnership investments to provide a maximum of $3.0 in additional funds.

Critical Accounting Estimates

During the six months ended March 31, 2013, there were no significant changes to this information, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2012, except as it relates to revenue recognition for Coperion.

Revenue Recognition

With the acquisition of Coperion, a portion of the Company’s revenue is derived from long-term manufacturing contracts.  This revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated cost of the project and are included in net revenues on the consolidated income statement.  Revenues in excess of billings are presented as unbilled receivables from long-term manufacturing contracts, and deposits in excess of billings are presented as liabilities from long-term manufacturing contracts on the consolidated balance sheet.  Revenue for components, replacement parts, and service is recognized on a completed contract basis when title and risk of loss passes to the customer.

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

We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, wood, red metals, and fuel.  While these materials are typically available from multiple suppliers, commodity raw materials are subject to market price fluctuations.  We generally buy these commodities based upon market prices that are established with the supplier as part of the purchasing process.  We generally attempt to obtain firm pricing from our larger suppliers for volumes consistent with planned production.  To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or if our suppliers are not able to honor such prices, we may experience a decline in our gross profit margins if we are not able to increase selling prices of our products or obtain supply chain efficiencies to offset increases in commodity costs.

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

We are subject to variability in foreign currency exchange rates in our international operations.  We regularly enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions, primarily customer order and forecasted intercompany purchasing, but also amounts within our balance sheet that are denominated in non-functional currencies.  As of March 31, 2013, a 10% change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a change in pre-tax earnings of approximately $0.2 This hypothetical change on transactional exposures is based on the difference between the March 31, 2013, actual foreign exchange rates and hypothetical rates assuming a 10% change in foreign exchange rates on that date.

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  Using the example above, the hypothetical change in CTA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation/depreciation of all applicable currencies versus the U.S. dollar would be to change shareholders’ equity by approximately $70 as of March 31, 2013.

At March 31, 2013, we had $375.9 outstanding under our $700 revolving credit facility and $195.0 outstanding under a related term loan.  We are subject to interest rate risk associated with our revolving credit facility and related term loan which bear a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Assuming these borrowings remain at $570.9 for 12 months, a one percentage point move in the related interest rates would increase or decrease our annual interest expense by approximately $5.7.

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

On December 1, 2012, we completed our acquisition of Coperion, which includes its existing information systems and internal controls over financial reporting.  In conducting our evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013, we have elected to exclude Coperion from our evaluation as permitted under existing SEC rules.  We are currently in the process of evaluating and integrating Coperion’s historical internal controls over financial reporting with those of the rest of the Company.  The integration may lead to changes in future fiscal periods, but we do not expect these changes to materially affect our internal controls over financial reporting.  We expect to complete this integration in fiscal year 2014.

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived approximately 37% and 17% of our revenue from outside the U.S. for the six-month periods ended March 31, 2013 and 2012.  Our international revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  We expect our international revenue to continue to grow due to the acquisition of Coperion.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S.

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

In connection with our separation from our previous parent company, certain investments were transferred to us that had an aggregate carrying value of $12.3 as of March 31, 2013.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

As of March 31, 2013, our outstanding debt was $719.6.  This level of debt could have important consequences to our businesses.  For example:

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

There were no unregistered sales of equity securities in the three months ended March 31, 2013.

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

HILLENBRAND, INC.

Date: May 8, 2013	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

Date: May 8, 2013	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 4.1

Supplemental Indenture dated as of January 10, 2013, by and among Hillenbrand, Inc., Batesville Casket Company, Inc., Batesville Manufacturing, Inc., Batesville Services, Inc., Coperion Corporation, K-Tron Investment Co., TerraSource Global Corporation, Process Equipment Group, Inc., Rotex Global, LLC, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 11, 2013)

Exhibit 10.1

Annex to Guaranty dated as of January 9, 2013, by Coperion Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent, and various other agents and lenders named therein (Incorporated by reference to the Form of Subsidiary Guaranty and Form of Annex to Guaranty, copies of which were filed as exhibits to Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2012)

Exhibit 10.2*	Written description of oral agreement between Hillenbrand, Inc. and Kenneth A. Camp
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance document
Exhibit 101.SCH	Schema document
Exhibit 101.CAL	Calculation linkbase document
Exhibit 101.LAB	Labels linkbase document
Exhibit 101.PRE	Presentation linkbase document
Exhibit 101.DEF	Definition linkbase document

*                 Filed herewith.