Form 10-Q
period 2013-06-30
Hillenbrand, Inc.
filed 2013-08-05
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The registrant had 62,823,347 shares of common stock, no par value per share, outstanding as of July 29, 2013.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenue	$408.8	$238.4	$1,112.5	$729.7
Cost of goods sold	273.7	147.6	730.2	440.9
Gross profit	135.1	90.8	382.3	288.8
Operating expenses	109.4	57.8	306.9	178.6
Operating profit	25.7	33.0	75.4	110.2
Interest expense	5.9	3.0	17.2	8.8
Other income (expense), net	(0.3)	(0.1)	0.3	(0.8)
Income before income taxes	19.5	29.9	58.5	100.6
Income tax expense	5.8	8.6	17.0	20.6
Consolidated net income	13.7	21.3	41.5	80.0
Less: Net income attributable to noncontrolling interests	0.4	—	1.2	—
Net income(1)	$13.3	$21.3	$40.3	$80.0

Net income(1) — per share of common stock:
Basic earnings per share	$0.21	$0.34	$0.64	$1.29
Diluted earnings per share	$0.21	$0.34	$0.64	$1.28
Weighted average shares outstanding — basic	62.8	62.3	62.7	62.1
Weighted average shares outstanding — diluted	63.2	62.5	63.0	62.4

Cash dividends per share	$0.1950	$0.1925	$0.5850	$0.5775

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Consolidated net income	$13.7	$21.3	$41.5	$80.0
Other comprehensive income (loss), net of tax
Currency translation adjustment	5.2	(8.7)	(3.8)	(7.4)
Pension and postretirement benefit plan adjustments	1.7	1.0	3.0	2.2
Change in net unrealized loss on derivative instruments	0.2	0.2	(0.5)	(0.2)
Change in net unrealized gain (loss) on available-for-sale securities	—	0.5	(0.2)	(0.4)
Total other comprehensive income (loss), net of tax	7.1	(7.0)	(1.5)	(5.8)
Consolidated comprehensive income (loss)	20.8	14.3	40.0	74.2
Less: Comprehensive income attributable to noncontrolling interests	0.4	—	1.2	—
Comprehensive income (loss)(2)	$20.4	$14.3	$38.8	$74.2

(2) Comprehensive income (loss) attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	June 30,	September 30,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$41.1	$20.2
Trade receivables, net	183.6	150.7
Unbilled receivables from long-term manufacturing contracts	138.1	—
Inventories	185.9	90.0
Deferred income taxes	29.6	19.6
Prepaid expense	37.2	15.1
Other current assets	23.8	9.7
Total current assets	639.3	305.3
Property, plant, and equipment, net	168.0	117.9
Intangible assets, net	558.5	313.9
Goodwill	535.9	303.7
Other assets	55.2	46.7
Total Assets	$1,956.9	$1,087.5

LIABILITIES
Current Liabilities
Trade accounts payable	$178.8	$35.3
Liabilities from long-term manufacturing contracts and advances	72.0	15.9
Current portion of long-term debt	10.0	—
Accrued compensation	24.9	29.3
Deferred income taxes	18.8	0.9
Other current liabilities	132.5	70.4
Total current liabilities	437.0	151.8
Long-term debt	701.3	271.6
Accrued pension and postretirement healthcare	228.0	111.8
Deferred income taxes	30.2	21.7
Other long-term liabilities	40.5	24.3
Total Liabilities	1,437.0	581.2

Commitments and contingencies

EQUITY
Common stock, no par value, 63.1 and 63.2 shares issued, 62.8 and 62.6 shares outstanding, 0.3 and 0.3 shares restricted	—	—
Additional paid-in capital	317.6	321.9
Retained earnings	241.4	238.3
Treasury stock, 0.3 and 0.6 shares	(2.5)	(11.5)
Accumulated other comprehensive loss	(43.9)	(42.4)
Total Hillenbrand Shareholders’ Equity	512.6	506.3
Noncontrolling interests	7.3	—
Total Equity	519.9	506.3

Total Liabilities and Equity	$1,956.9	$1,087.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flow (Unaudited)

(in millions)

	Nine Months Ended
	June 30,
	2013	2012
Operating Activities
Consolidated net income	$41.5	$80.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70.3	31.0
Deferred income taxes	(20.4)	(6.8)
Equity in net (gain) loss from affiliates	0.8	(1.4)
Share-based compensation	5.0	7.1
Trade accounts receivable and receivables on long-term manufacturing contracts	(10.0)	12.2
Inventories	11.3	(10.8)
Prepaid expense and other current assets	(26.4)	(7.0)
Trade accounts payable	(1.2)	3.6
Accrued expenses and other current liabilities	(38.2)	(3.6)
Income taxes payable	16.2	(2.1)
Defined benefit plan funding	(15.4)	(2.1)
Defined benefit plan expense	13.1	9.5
Other, net	4.2	—
Net cash provided by operating activities	50.8	109.6

Investing Activities
Capital expenditures	(19.1)	(14.0)
Proceeds on sales of property, plant, and equipment	1.3	—
Proceeds from sales of investments	1.7	—
Acquisition of business, net of cash acquired	(415.7)	—
Return of investment capital from affiliates	1.0	0.4
Net cash used in investing activities	(430.8)	(13.6)

Financing Activities
Proceeds from term loan	200.0	—
Repayments on term loan	(7.5)	—
Proceeds from revolving credit facilities, net of financing costs	648.9	150.0
Repayments on revolving credit facilities	(404.1)	(308.0)
Payment of dividends on common stock	(36.5)	(35.8)
Other, net	(0.9)	(0.2)
Net cash provided by (used in) financing activities	399.9	(194.0)

Effect of exchange rates on cash and cash equivalents	1.0	(1.5)

Net cash flow	20.9	(99.5)

Cash and cash equivalents
At beginning of period	20.2	115.5
At end of period	$41.1	16.0

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

(financial amounts in millions, except share and per share data)

1.              Background and Basis of Presentation

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands, robust cash generation capabilities and strong core competencies.  Hillenbrand has two business platforms:  the Process Equipment Group and Batesville.  The Process Equipment Group is a recognized leader in the design and production of equipment and systems used in processing applications, and Batesville® is a recognized leader in the North American funeral products industry.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries, including Coperion Capital GmbH (“Coperion”), which was acquired on December 1, 2012.  The acquisition of Coperion included a few small subsidiaries where the ownership percentage is less than 100%.  These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the SEC.  Certain prior period balances have been reclassified to conform to the current presentation.  In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring adjustments except as discussed below, necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the percentage-of-completion method, the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under the incentive compensation programs.

Correction of Errors

During the third quarter of fiscal year 2013, we recorded an adjustment to cost of goods sold and operating expenses to correct errors related to certain accrued liabilities at Coperion.  The impact of the adjustment increased cost of goods sold in the third quarter by $1.3, which should have been recorded in the second quarter of fiscal year 2013.  In addition, the adjustment decreased operating expenses in the third quarter by $0.3, which should have been recorded as an increase in the second quarter ($1.0) and a decrease in the first quarter ($1.3).  There is no impact on any prior annual periods.  We believe the impact of these errors and the cumulative net adjustment to correct the errors was immaterial to our interim consolidated financial statements for the current and prior periods.

2.              Summary of Significant Accounting Policies

The significant accounting policies used in preparing these financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The following represent additions to our accounting policies due to the acquisition of Coperion.

Revenue Recognition

With the acquisition of Coperion, a portion of the Company’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated cost of the project and are included in net revenues on the consolidated income statement.  Revenues in excess of billings are presented as unbilled receivables from long-term manufacturing contracts, and deposits in excess of billings are presented as liabilities from long-term manufacturing contracts on the consolidated balance sheet.  Approximately 25% and 20% of the Company’s revenue was attributable to these long-term manufacturing contracts for the three and nine months ended June 30, 2013.  Revenue for components, replacement parts, and service is recognized on a completed contract basis when title and risk of loss passes to the customer.

Derivative Financial Instruments

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms from one to 24 months.  The aggregate notional amount of these derivative instruments was $125.0 at June 30, 2013, and $46.0 at September 30, 2012.

We measure all derivative instruments at fair value and report them on our consolidated balance sheets as assets or liabilities.  Derivative instruments designated as hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive gain (loss).  Derivative instruments designated to hedge foreign currency exposures within our balance sheet have an offsetting amount recorded in other income or expense.  The carrying value of all of these contracts, at fair value, resulted in assets of $0.7 and $0.0, included in other current assets at June 30, 2013, and September 30, 2012, and liabilities of $1.6 and $0.4, included in other current liabilities at June 30, 2013, and September 30, 2012.  See Note 13 for additional information on the fair value of our derivative instruments.

Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  Gains and losses on derivative instruments reported in accumulated other comprehensive gain (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  The amounts recognized in accumulated other comprehensive income (loss) and subsequently through earnings were not material for the three or nine months ended June 30, 2013 and 2012.  Net gains and losses on all derivative instruments were substantially offset by foreign exchange effects on the hedged items.

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

In January 2013, the FASB issued an accounting standards update titled Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This standard limits the scope of an accounting standards update titled Balance Sheet, issued in December 2011, to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement.  The disclosure requirements shall be applied retrospectively for all periods presented and will be effective for our fiscal year beginning October 1, 2013.  We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

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

In March 2013, the FASB issued an accounting standard update titled Foreign Currency Matters — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This update specifies that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  The guidance will be effective for our fiscal year beginning October 1, 2014.  We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In April 2013, the FASB issued an accounting standard update titled Presentation of Financial Statements — Liquidation Basis of Accounting.  This update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, and will be effective for our fiscal year beginning October 1, 2014.  We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued an accounting standard update titled Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions.  Under the new standard, UTBs will be netted against all available same—jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  The standard will be effective for our fiscal year beginning October 1, 2014.  We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

3.              Business Acquisitions

We completed the acquisition of Coperion on December 1, 2012, in a transaction valued at $540.7.  The aggregate purchase consideration consisted of $269.1 of cash, net of cash acquired, and the assumption of $146.0 of debt and $125.6 of pension liabilities.  We utilized $426.3 of borrowings under our revolving credit facility and cash on hand to finance the acquisition, including the repayment of $146.0 of debt outstanding under Coperion’s prior financing arrangements.

Based in Stuttgart, Germany, Coperion is a global leader in the manufacture of compounding, extrusion, and bulk material handling equipment used in a broad range of industries, including plastics, chemicals, food processing, pharmaceutical, and aluminum.  Coperion has been in business since 1879, and has nine manufacturing sites in Germany, the United States (“U.S.”), China, and India, and sales offices in approximately 30 locations in the Americas, Europe, and Asia.  Coperion had approximately 2,000 employees worldwide as of June 30, 2013.  Approximately 30% of Coperion’s revenue is derived from replacement parts and service, generating a large portion of recurring business due to its well-positioned service network and active installed base of equipment across the world.

Coperion revenues consist of large system sales, equipment, components, replacement parts, and service.  Large system sales are fulfilled over 12 to 18 months on average, whereby customers generally pay a deposit and make progress payments before and during the manufacture of the order.  Working capital requirements for Coperion have ranged from an optimal negative working capital position, where cash received from customers is more heavily weighted toward the beginning of the project, to our current position where a larger portion of the cash will be received in later stages of manufacturing.

The Coperion business model includes large system projects, where strong application and processing engineering expertise is used to create an entire system for customers.  These system projects include Coperion-manufactured proprietary equipment, such as extruders and compounders, as well as components manufactured by third parties, such as gears and motors.  Coperion earns attractive gross profit margins similar to the rest of the Process Equipment Group on their proprietary equipment and replacement parts and service (approximately 2/3 of their revenue).  About 1/3 of their revenue is generated from third-party-sourced products that carry only a small up-charge, resulting in low single-digit gross profit margins on these products.

Hillenbrand believes that selling these complete systems provides a significant competitive advantage and increases margin dollars.

This acquisition is the largest in the Company’s history and represents an important step in the execution of our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group business platform.  The integration of Coperion with the Process Equipment Group will be a key initiative for the next 12 to 18 months.  Combining our product offerings to provide a more complete system solution is our highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group platform to enter new global markets more quickly.  We also expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s lean tools and other core competencies to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

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

Goodwill is not deductible for tax purposes and was allocated entirely to our Process Equipment Group.  Excluding the acquisition of Coperion, the change in goodwill during the nine months ended June 30, 2013, was due to fluctuation in foreign currency rates.

Fair value amounts assigned to identifiable definite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives. The amounts and useful lives assigned to each asset type at the time of acquisition were:

	Fair Values	Estimated Useful Lives (years)
Trade names	$55.6	Indefinite
Customer relationships	157.7	20
Technology, including patents	44.2	12
Backlog	34.3	<1
Total identifiable intangible assets	$291.8

The unaudited pro forma information for the periods set forth below gives effect to the Coperion acquisition as if it had occurred at the beginning of the earliest period presented.  It includes adjustments for additional interest expense, depreciation, and amortization.  The unaudited pro forma information for the three and nine months ended June 30, 2012, includes acquisition costs of $2.8 and $13.5 as well as backlog amortization and inventory step-up costs of $14.4 and $56.6.  Acquisition costs, backlog amortization, and inventory step-up costs are not included in the pro forma information for the three and nine months ended June 30, 2013.  The unaudited pro forma information is presented for informational purposes only and does not necessarily reflect the results of operations that would actually have been achieved had the acquisition been consummated as of that time.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Pro forma net revenue	$408.8	$389.5	$1,227.7	$1,249.4
Pro forma net income(1)	29.9	5.6	87.9	37.9
Pro forma basic earnings per share	$0.48	$0.09	$1.40	$0.61
Pro forma diluted earnings per share	$0.47	0.09	$1.40	0.61

(1) Pro forma net income attributable to Hillenbrand

We incurred $2.8 and $13.5 of net business acquisition costs associated with the acquisition during the three and nine months ended June 30, 2013.  These costs consist of $2.5 and $13.4 of operating expenses and $0.5 and $1.1 of interest expense for the three and nine months ended June 30, 2013, partially offset by $0.2 and $1.0 of other income for the three and nine months.

Coperion’s results are included in our Process Equipment Group results.  The acquisition of Coperion included a few small subsidiaries where the ownership percentage is less than 100%.  The portion of the business that is not owned by the Company is presented as noncontrolling interests within equity in the Consolidated Balance Sheets. Income attributable to the noncontrolling interests was $0.4 and $1.2 for the three and nine months ended June 30, 2013, is separately reported within the Consolidated Statements of Income, and is also excluded from Total Hillenbrand Shareholder’s Equity.

4.              Supplemental Balance Sheet Information

	June 30,	September 30,
	2013	2012

Trade accounts receivable reserves	$17.5	$16.5

Accumulated depreciation on property, plant, and equipment	$269.0	$263.9

Accumulated amortization on intangible assets	$113.1	$69.4

Inventories:
Raw materials and components	$55.3	$39.1
Work in process	78.5	13.9
Finished goods	52.1	37.0
Total inventories	$185.9	$90.0

5.              Financing Agreements

	June 30,	September 30,
	2013	2012
$700 revolving credit facility (excludes outstanding letters of credit)	$370.0	$123.0
$200 term loan	192.5	—
$150 senior unsecured notes, due July 15, 2020, net of discount	148.8	148.6
Total debt	711.3	271.6
Less: current portion of term loan	10.0	—
Total long-term debt	$701.3	$271.6

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

As of June 30, 2013, we (i) had $25.1 in outstanding letters of credit issued under our $700 revolving credit facility, (ii) were in compliance with all covenants set forth in the credit agreement for the revolving credit facility, and (iii) had $304.9 of remaining borrowing capacity available under the revolving credit facility.  The weighted-average interest rates on borrowings under the revolving credit facility were 1.37% for the three- and nine-month periods ended June 30, 2013, and 0.68% and 0.70% for the three- and nine-month periods ended June 30, 2012.  The weighted average interest rates on the term loan were 1.70% and 1.73% for the three- and nine-month periods ended June 30, 2013.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contract obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of June 30, 2013, we had credit arrangements totaling $286.6 under which $192.0 was utilized for this purpose. This includes the 150.0 euro Syndicated Letter of Guarantee Facility entered into on June 3, 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  There were no direct borrowings under these credit arrangements.

We had restricted cash of $1.2 at June 30, 2013.

On July 9, 2010, we issued $150.0 fixed-rate senior unsecured notes due July 15, 2020 (the “Notes”).  The Notes bear interest at a fixed rate of 5.5%, payable semi-annually in arrears.  The Notes were issued at an original issue discount of $1.6, which is being amortized to interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.  Deferred financing costs of $2.1 are being amortized to interest expense over the term of the Notes.

6.              Retirement Benefits

In connection with the Coperion acquisition, we acquired the Coperion defined benefit pension plans based in Germany and the U.S., which were recorded at fair value on the acquisition date.  The aggregate fair value of the total projected benefit obligations acquired was $141.6 and the plan assets at fair value totaled $16.0, resulting in an assumed liability of $125.6 at December 1, 2012.  We estimate we will be required to make minimum contributions of $2.3 during the remainder of fiscal year 2013 related to these Coperion defined benefit pension plans, although we may make additional discretionary contributions.

Defined Benefit Plans

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service costs	$1.6	$1.5	$4.8	$4.5
Interest costs	4.3	3.2	12.2	9.5
Expected return on plan assets	(3.5)	(3.4)	(10.4)	(10.1)
Amortization of unrecognized prior service costs, net	0.3	0.2	0.7	0.6
Amortization of net loss	1.8	1.4	5.4	4.3
Net pension costs	$4.5	$2.9	$12.7	$8.8

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.3 for the three months ended June 30, 2013 and 2012, and $0.4 and $0.7 for the nine months ended June 30, 2013 and 2012.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.1 and $2.2 for the three months ended June 30, 2013 and 2012, and $6.2 and $6.1 for the nine months ended June 30, 2013 and 2012.

7.              Income Taxes

The effective tax rates for the three months ended June 30, 2013 and 2012 were 29.8% and 28.8%.  The period over period increase in the effective tax rate was largely due to the favorable resolution of uncertain tax positions for the three months ended June 30, 2012, partially offset by a larger percentage of income from foreign sources in lower tax rate jurisdictions due to the acquisition of Coperion. The effective tax rates for the nine months ended June 30, 2013 and 2012 were 29.1% and 20.5%.  The change in the effective tax rates between these nine-month periods was largely due to the $10.4 reduction of income tax expense in the first quarter of fiscal year 2012, attributable to the permanent reinvestment assertion on historical earnings of certain Swiss operations.

8.              Earnings Per Share

At June 30, 2013 and 2012, potential dilutive effects of 2.0 million and 1.8 million shares relating to unvested performance-based stock awards were excluded from the computation of diluted earnings per share as the related performance period is not yet complete.  The effects of these performance-based shares will be dilutive in the future to the extent various levels of performance criteria are met.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income(1)	$13.3	$21.3	$40.3	$80.0
Weighted average shares outstanding — basic (millions)	62.8	62.3	62.7	62.1
Effect of dilutive stock options and unvested time-based restricted stock awards (millions)	0.4	0.2	0.3	0.3
Weighted average shares outstanding — diluted (millions)	63.2	62.5	63.0	62.4

Earnings per share — basic	$0.21	$0.34	$0.64	$1.29
Earnings per share — diluted	$0.21	$0.34	$0.64	$1.28

Anti-dilutive effect of stock options and unvested time-based restricted stock awards excluded from the computation of diluted earnings per share (millions)	1.8	2.0	1.7	2.0

(1) Net income attributable to Hillenbrand

9.              Shareholders’ Equity

During the nine months ended June 30, 2013, we paid $36.5 of cash dividends.  The decline in treasury stock is primarily the result of the distribution of vested awards during the first quarter of fiscal year 2013.

10.       Share-Based Compensation

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Share-based compensation costs	$(1.0)	$0.2	$5.0	$7.1
Less impact of income tax	0.4	0.1	1.8	2.6
Share-based compensation costs, net of tax	$(0.6)	$0.1	$3.2	$4.5

Share-based compensation related to our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the performance-based targets for each grant over a three-year period.  Related accruals are adjusted each quarter based upon actual results to date and any changes to forecasted information on each of the three separate grants.  The decrease in share-based compensation expense from the prior year for both the three- and nine-month periods ending June 30, 2013, was driven by these adjustments.

During the nine months ended June 30, 2013, we made the following grants:

Number of Units
Stock options	508,650
Time-based stock awards	81,780
Performance-based stock awards (maximum that can be earned)	778,942

Stock options granted had a weighted-average exercise price of $20.78 and a weighted-average grant date fair value of $4.91.  Our time-based stock awards and performance-based stock awards had a weighted-average grant date fair value of $22.70 and $20.76.

11.       Other Income and Expense, Net

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Equity in net income (loss) of affiliates	$(0.2)	$1.0	$(0.8)	$1.4
Foreign currency exchange gain (loss)	(0.2)	(0.1)	0.9	(0.3)
Business acquisition costs, net	0.2	—	1.0	—
Other, net	(0.1)	(0.9)	(0.8)	(1.9)
Other income and expense, net	$(0.3)	$—	$0.3	$(0.8)

The acquisition of Coperion, which occurred in the first quarter of fiscal 2013, was transacted in euros.  Business acquisition costs, net within other income and expense, net represent the foreign exchange gain recognized on euro-denominated cash required to fund the acquisition, offset by the costs of derivative contracts that hedged currency exposure on the funds required to close the transaction.

12.      Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases.  The aggregate future minimum lease payments for noncancellable operating leases, including those lease obligations assumed through our Coperion acquisition, as of June 30, 2013, were as follows:

Amount
2013 (remaining three months)	$6.4
2014	12.7
2015	12.6
2016	10.7
2017	10.5
Thereafter	53.6
$106.5

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

The Company believes Batesville acted lawfully and intends to defend this matter vigorously.  The Company does not believe, based on currently available information, that the outcome of this lawsuit will have a material adverse effect on the Company’s financial condition or liquidity.  If Matthews prevails at trial, however, the outcome could be materially adverse to the Company’s operating results or cash flows for the particular period, depending, in part, upon the operating results or cash flows for such period.

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

Pursuant to a Framework Agreement entered into in 2000 between ThyssenKrupp and Admini Zweiundsiebzig (“Admini”) (predecessor to Coperion), ThyssenKrupp agreed to indemnify Coperion for all liability associated with the Horstmann Litigation.  Additionally, pursuant to the Share Purchase Agreement by which the Company acquired Coperion, the sellers are required to indemnify Hillenbrand in the event ThyssenKrupp does not fulfill its indemnification obligations, subject to the terms and conditions of such Share Purchase Agreement.

Defendants in the Horstmann Litigation are currently considering an appeal of the March 18 judgment.  Hillenbrand believes it would be fully indemnified with respect to the Horstmann Litigation and does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial condition or liquidity.  Hillenbrand’s balance sheet at June 30, 2013, includes a long-term liability and a corresponding indemnification receivable, recorded in other assets, for $8.2.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at	Fair Value at June 30, 2013
	June 30,	Using Inputs Considered as:
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41.1	$41.1	$—	$—
Equity investments	1.0	—	—	1.0
Investments in rabbi trust	5.3	5.3	—	—
Derivative instruments	0.7	—	0.7	—

Liabilities:
$150 senior unsecured notes	148.8	161.4	—	—
Revolving credit facility	370.0	—	370.0	—
Term loan	192.5	—	192.5	—
Derivative instruments	1.6	—	1.6	—

The fair values of the revolving credit facility and term loan approximated book value at June 30, 2013.  The fair values of the revolving credit facility and term loan are estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility and term loan.

We estimate the fair value of our foreign currency derivatives using industry accepted models.  The significant Level 2 inputs used in the valuation of our derivatives include spot rates, forward rates, and volatility.  These inputs are obtained from pricing services, broker quotes, and other sources.

14.       Segment and Geographical Information

The acquisition of Coperion on December 1, 2012, resulted in the addition of Coperion to the Process Equipment Group segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net revenue
Process Equipment Group	$260.8	$92.7	$641.9	$274.6
Batesville	148.0	145.7	470.6	455.1
Total	$408.8	$238.4	$1,112.5	$729.7

Adjusted EBITDA
Process Equipment Group	$33.3	$18.4	$78.5	$55.8
Batesville	36.7	30.8	123.6	114.3
Corporate	(6.3)	(4.5)	(22.8)	(19.2)

Net revenue (1)
United States	$223.1	$198.6	$663.3	$605.9
International	185.7	39.8	449.2	123.8
Total	$408.8	$238.4	$1,112.5	$729.7

(1)         We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	June 30, 2013	September 30, 2012
Total assets
Process Equipment Group	$1,659.8	$769.7
Batesville	231.2	236.2
Corporate	65.9	81.6
Total	$1,956.9	$1,087.5

Tangible long-lived assets
United States	$103.0	$100.4
International	65.0	17.5
Total	$168.0	$117.9

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA:
Process Equipment Group	$33.3	$18.4	$78.5	$55.8
Batesville	36.7	30.8	123.6	114.3
Corporate	(6.3)	(4.5)	(22.8)	(19.2)
Less:
Interest income	—	(0.1)	(0.3)	(0.4)
Interest expense	5.9	3.0	17.2	8.8
Income tax expense	5.8	8.6	17.0	20.6
Depreciation and amortization	27.4	9.4	70.3	31.0
Business acquisition costs	2.4	0.2	12.4	1.2
Inventory step-up	8.0	—	18.7	—
Restructuring	0.3	2.3	2.2	7.0
Long-term incentive compensation related to the international integration	—	—	—	2.2
Other	0.2	—	0.3	0.5
Consolidated net income	$13.7	$21.3	$41.5	$80.0

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

On January 10, 2013, the Company, the Guarantors, and U.S. Bank National Association (“Trustee”) entered into a supplemental indenture pursuant to which the Guarantors agreed to guarantee the obligations of the Company under its 5.50% Notes due 2020 issued pursuant to an Indenture entered into on July 9, 2010, between the Company and the Trustee.  As such, certain 100% owned subsidiaries of Hillenbrand fully and unconditionally, jointly and severally, agreed to guarantee all of the indebtedness relating to our obligations under our 5.50% Notes due 2020.  The following are the condensed consolidating financial statements, including the guarantors, which present the statements of income, balance sheets, and cash flows of (i) the parent holding company, (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) eliminations necessary to arrive at the information for Hillenbrand on a consolidated basis.

The Condensed Consolidating Balance Sheet for September 30, 2012, has been revised to correct the classification of certain intercompany accounts, including intercompany receivables, investment in consolidated subsidiaries, intercompany payables, and shareholders’ equity. These revisions increased investment in consolidated subsidiaries and intercompany payables for the parent holding company by $58.3.  The revisions also increased intercompany receivables ($51.3) and reduced investment in consolidated subsidiaries ($56.6) and intercompany payables ($5.3) for the guarantor subsidiaries.  Finally, these revisions decreased intercompany receivables ($8.3) and intercompany payables ($10.0); and increased shareholders’ equity ($1.7) for the non-guarantor subsidiaries. The revisions to the guarantor subsidiaries had no impact on net assets.  These revisions did not impact consolidated results and are not material to the previously reported financial statements.

Condensed Consolidating Statements of Income

	Three months ended June 30, 2013					Three months ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$211.9	$235.5	$(38.6)	$408.8	$—	$191.9	$87.6	$(41.1)	$238.4
Cost of goods sold	—	107.4	178.2	(11.9)	273.7	—	96.1	65.2	(13.7)	147.6
Gross profit	—	104.5	57.3	(26.7)	135.1	—	95.8	22.4	(27.4)	90.8
Operating expenses	7.7	65.4	63.0	(26.7)	109.4	5.4	63.2	16.6	(27.4)	57.8
Operating profit	(7.7)	39.1	(5.7)	—	25.7	(5.4)	32.6	5.8	—	33.0
Interest expense	5.2	0.1	0.6	—	5.9	3.0	—	—	—	3.0
Other income (expense), net	(0.1)	(1.0)	0.8	—	(0.3)	(0.1)	0.4	(0.4)	—	(0.1)
Equity in net income (loss) of subsidiaries	19.3	2.9	—	(22.2)	—	24.9	0.3	—	(25.2)	—
Income (loss) before income taxes	6.3	40.9	(5.5)	(22.2)	19.5	16.4	33.3	5.4	(25.2)	29.9
Income tax expense (benefit)	(7.0)	13.0	(0.2)	—	5.8	(4.9)	12.2	1.3	—	8.6
Consolidated net income	13.3	27.9	(5.3)	(22.2)	13.7	21.3	21.1	4.1	(25.2)	21.3
Less: Net income attributable to noncontrolling interests	—	—	0.4	—	0.4	—	—	—	—	—
Net income (loss)(1)	$13.3	$27.9	$(5.7)	$(22.2)	$13.3	$21.3	$21.1	$4.1	$(25.2)	$21.3
Consolidated Comprehensive income (loss)	$20.4	$29.1	$0.5	$(29.2)	$20.8	$14.3	$22.6	$(4.4)	$(18.2)	$14.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.4	—	0.4	—	—	—	—	—
Comprehensive income (loss)(2)	$20.4	$29.1	$0.1	$(29.2)	$20.4	$14.3	$22.6	$(4.4)	$(18.2)	$14.3

	Nine months ended June 30, 2013					Nine months ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$638.2	$600.3	$(126.0)	$1,112.5	$—	$590.8	$259.9	$(121.0)	$729.7
Cost of goods sold	—	320.6	452.6	(43.0)	730.2	—	289.3	193.4	(41.8)	440.9
Gross profit	—	317.6	147.7	(83.0)	382.3	—	301.5	66.5	(79.2)	288.8
Operating expenses	35.5	194.1	160.3	(83.0)	306.9	22.3	185.5	50.0	(79.2)	178.6
Operating profit	(35.5)	123.5	(12.6)	—	75.4	(22.3)	116.0	16.5	—	110.2
Interest expense	14.8	0.2	2.2	—	17.2	8.8	—	—	—	8.8
Other income (expense), net	1.4	(2.7)	1.6	—	0.3	(0.1)	—	(0.7)	—	(0.8)
Equity in net income (loss) of subsidiaries	64.7	7.5	—	(72.2)	—	86.1	1.8	—	(87.9)	—
Income before income taxes	15.8	128.1	(13.2)	(72.2)	58.5	54.9	117.8	15.8	(87.9)	100.6
Income tax expense (benefit)	(24.5)	45.0	(3.5)	—	17.0	(25.1)	42.9	2.8	—	20.6
Consolidated net income	40.3	83.1	(9.7)	(72.2)	41.5	80.0	74.9	13.0	(87.9)	80.0
Less: Net income attributable to noncontrolling interests	—	—	1.2	—	1.2	—	—	—	—	—
Net income (loss)(1)	$40.3	$83.1	$(10.9)	$(72.2)	$40.3	$80.0	$74.9	$13.0	$(87.9)	$80.0
Consolidated Comprehensive income (loss)	$38.8	$85.6	$(11.1)	$(73.3)	$40.0	$74.2	$76.8	$5.2	$(82.0)	$74.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.2	—	1.2	—	—	—	—	—
Comprehensive income (loss)(2)	$38.8	$85.6	$(12.3)	$(73.3)	$38.8	$74.2	$76.8	$5.2	$(82.0)	$74.2

(1) Net income attributable to Hillenbrand

(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	As of June 30, 2013					As of September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$0.4	$8.6	$32.1	$—	$41.1	$3.9	$6.3	$10.0	$—	$20.2
Trade receivables, net	—	94.1	89.5	—	183.6	—	110.4	40.3	—	150.7
Unbilled receivables from long-term manufacturing contracts	—	3.9	134.2	—	138.1	—	—	—	—	—
Inventories	—	76.6	112.3	(3.0)	185.9	—	62.5	29.9	(2.4)	90.0
Deferred income taxes	8.8	26.0	1.7	(6.9)	29.6	—	26.5	—	(6.9)	19.6
Prepaid expense	1.5	5.0	30.7	—	37.2	5.5	2.6	7.0	—	15.1
Intercompany receivables	221.2	941.7	42.7	(1,205.6)	—	211.6	870.3	44.2	(1,126.1)	—
Other current assets	0.1	2.6	20.6	0.5	23.8	2.0	1.2	8.2	(1.7)	9.7
Total current assets	232.0	1,158.5	463.8	(1,215.0)	639.3	223.0	1,079.8	139.6	(1,137.1)	305.3
Property, plant and equipment, net	7.3	70.3	90.4	—	168.0	7.1	66.0	44.8	—	117.9
Intangible assets, net	2.6	199.8	356.1	—	558.5	1.6	185.5	126.8	—	313.9
Goodwill	—	211.8	324.1	—	535.9	—	176.0	127.7	—	303.7
Investment in consolidated subsidiaries	1,861.1	644.0	—	(2,505.1)	—	1,457.3	311.3	—	(1,768.6)	—
Other assets	16.3	26.1	16.0	(3.2)	55.2	9.8	77.4	0.9	(41.4)	46.7
Total Assets	$2,119.3	$2,310.5	$1,250.4	$(3,723.3)	$1,956.9	$1,698.8	$1,896.0	$439.8	$(2,947.1)	$1,087.5

Trade accounts payable	$0.3	$23.4	$155.1	$—	$178.8	$0.7	$18.2	$16.4	$—	$35.3
Liabilities from long-term manufacturing contracts and advances	—	13.1	58.9	—	72.0	—	9.6	6.3	—	15.9
Current portion of long-term debt	10.0	—	—	—	10.0	—	—	—	—	—
Accrued compensation	2.2	16.8	5.9	—	24.9	—	22.2	8.8	(1.7)	29.3
Deferred income taxes	—	—	25.7	(6.9)	18.8	—	—	7.8	(6.9)	0.9
Intercompany payables	977.0	231.6	—	(1,208.6)	—	911.8	216.7	—	(1,128.5)	—
Other current liabilities	6.8	55.4	69.8	0.5	132.5	8.4	49.9	12.1	—	70.4
Total current liabilities	996.3	340.3	315.4	(1,215.0)	437.0	920.9	316.6	51.4	(1,137.1)	151.8
Long-term debt	610.3	8.2	82.8	—	701.3	271.6	—	—	—	271.6
Accrued pension and postretirement healthcare	—	112.6	115.4	—	228.0	—	111.8	—	—	111.8
Deferred income taxes	—	13.5	19.9	(3.2)	30.2	—	56.3	6.8	(41.4)	21.7
Other long-term liabilities	—	25.6	14.9	—	40.5	—	24.3	—	—	24.3
Total Liabilities	1,606.6	500.2	548.4	(1,218.2)	1,437.0	1,192.5	509.0	58.2	(1,178.5)	581.2

Total Hillenbrand Shareholders’ Equity	512.7	1,810.3	694.7	(2,505.1)	512.6	506.3	1,387.0	381.6	(1,768.6)	506.3
Noncontrolling interests	—	—	7.3	—	7.3	—	—	—	—	—
Total Equity	512.7	1,810.3	702.0	(2,505.1)	519.9	506.3	1,387.0	381.6	(1,768.6)	506.3
Total Liabilities and Equity	$2,119.3	$2,310.5	$1,250.4	$(3,723.3)	$1,956.9	$1,698.8	$1,896.0	$439.8	$(2,947.1)	$1,087.5

Condensed Consolidating Statements of Cash Flows

	Nine months ended June 30, 2013					Nine months ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$81.3	$101.0	$(35.6)	$(95.9)	$50.8	$190.0	$326.3	$4.0	$(410.7)	$109.6

Investing activities:
Capital expenditures	(2.4)	(8.0)	(8.7)	—	(19.1)	(3.6)	(6.1)	(4.3)	—	(14.0)
Acquisition of business, net of cash acquired	(404.3)	(0.5)	(10.9)	—	(415.7)	—	56.7	(56.7)	—	—
Other	3.9	0.1	—	—	4.0	0.4	—	—	—	0.4
Net cash provided by (used in) investing activities	(402.8)	(8.4)	(19.6)	—	(430.8)	(3.2)	50.6	(61.0)	—	(13.6)

Financing activities:
Proceeds from term loan	200.0	—	—	—	200.0	—	—	—	—	—
Repayments on term loan	(7.5)	—	—	—	(7.5)	—	—	—	—	—
Proceeds from revolving credit facilities, net of financing costs	557.9	—	91.0	—	648.9	150.0	—	—	—	150.0
Repayments on revolving credit facilities	(395.0)	—	(9.1)	—	(404.1)	(308.0)	—	—	—	(308.0)
Payment of dividends - intercompany	—	(90.3)	(5.6)	95.9	—	—	(388.8)	(21.9)	410.7	—
Payment of dividends on common stock	(36.5)	—	—	—	(36.5)	(35.8)	—	—	—	(35.8)
Other, net	(0.9)	—	—	—	(0.9)	(0.2)	—	—	—	(0.2)
Net cash provided by (used in) financing activities	318.0	(90.3)	76.3	95.9	399.9	(194.0)	(388.8)	(21.9)	410.7	(194.0)

Effect of exchange rates on cash and cash equivalents	—	—	1.0	—	1.0	—	—	(1.5)	—	(1.5)

Net cash flow	(3.5)	2.3	22.1	—	20.9	(7.2)	(11.9)	(80.4)	—	(99.5)
Cash and equivalents at beginning of period	3.9	6.3	10.0	—	20.2	7.4	17.7	90.4	—	115.5
Cash and equivalents at end of period	$0.4	$8.6	$32.1	$—	$41.1	$0.2	$5.8	$10.0	$—	$16.0

16.       Restructuring

During the three months ended June 30, 2013, Hillenbrand incurred $0.8 of restructuring costs ($0.3 at the Process Equipment Group and $0.5 at Batesville).  These costs consisted of $0.6 classified as cost of goods sold and $0.2 classified as operating expenses related to severance and other restructuring costs.  Batesville’s restructuring costs relate to the decision in the second quarter of fiscal year 2013 to discontinue the purchase, sale, and distribution of their vault product line.  Restructuring charges for the nine months ended June 30, 2013, totaled $0.5 at the Process Equipment Group, $2.8 at Batesville and $0.2 at Corporate.  Additional costs of less than $1.0 and remaining payments associated with these restructurings are expected to conclude in fiscal year 2013.

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

Non-GAAP Information

The following discussion provides information regarding significant activity and compares our results for the three-and nine-month periods ending June 30, 2013, to the same periods in the prior fiscal year.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

A non-GAAP measure that we use is Adjusted Earnings Before Interest, Income Tax, Depreciation, and Amortization (“Adjusted EBITDA”).  As previously discussed, our strategy is to selectively acquire companies which can benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use Adjusted EBITDA, among other measures, to monitor our business performance.

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

When describing variances in year-over-year financial information, we first provide the GAAP variance, then discuss adjustments, and finally provide additional information about the year-over-year variance without the impact of these adjustments.  We also provide data regarding expenses as a percentage of sales, as that information is often more relevant than the actual variance itself.  We believe that providing this additional information provides enhanced information to the readers of our financial statements.

See page 33 for a reconciliation of non-GAAP measures to the closest GAAP-equivalent of each measure.  In this reconciliation we also provide this detail on an operating segment basis.

Critical Accounting Estimates

During the nine months ended June 30, 2013, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2012, except as it relates to revenue recognition for Coperion.

Revenue Recognition:  With the acquisition of Coperion, a portion of the Company’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated cost of the project and are included in net revenues on the consolidated income statement.  Revenues in excess of billings are presented as unbilled receivables from long-term manufacturing contracts, and deposits in excess of billings are presented as liabilities from long-term manufacturing contracts on the consolidated balance sheet.  Revenue for components, replacement parts, and service is recognized on a completed contract basis when title and risk of loss passes to the customer.

Executive Overview

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

Hillenbrand is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands, robust cash generation capabilities, and strong core competencies.  Hillenbrand has two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group designs, makes, sells, and services market-leading brands of bulk solids material handling equipment and related systems for a wide variety of industries across the globe.  Batesville is a recognized leader in the North American funeral products industry.  Batesville serves as the Company’s core cash-generating operation, providing strong annual operating cash flows.  Batesville’s performance has allowed management to invest in acquisitions that provide diversification, such as those we have made in our Process Equipment Group, with a focus on companies with growth opportunities and an ability to benefit from Hillenbrand’s strong core competencies.  We believe we can most effectively continue to increase shareholder value by leveraging our strong financial position and core competencies to continue to build a global diversified industrial company with leading positions in multiple industries.

On March 20, 2013, Kenneth A. Camp notified the Board of Directors of Hillenbrand of his intent to retire as president, CEO, and director.  Hillenbrand’s Chairman of the Board, Joe Loughrey, confirmed Mr. Camp’s pending retirement and announced the decision of the Board of Directors to transfer these leadership roles to Hillenbrand executive, Joe Raver.  Mr. Camp will step down from his position on September 6, 2013, to effect a smooth transition of leadership to Mr. Raver prior to Mr. Camp’s retirement on December 31, 2013.  Until the September 6th transition, Mr. Raver will continue to serve as president of the Process Equipment Group, which includes continuing the integration of Coperion.

Another significant event in the current fiscal year was our acquisition of Coperion Capital GmbH (“Coperion”), on December 1, 2012, in a transaction valued at $540.7.  Based in Stuttgart, Germany, Coperion is a global leader in the manufacturing of compounding, extrusion, and bulk material handling equipment used in a broad range of industries, including plastics, chemicals, food processing, pharmaceutical, and aluminum.  Coperion has been in business since 1879, and has nine manufacturing sites in Germany, the United States (“U.S.”), China, and India, and sales offices in approximately 30 locations in the Americas, Europe, and Asia.  Coperion had approximately 2,000 employees worldwide as of June 30, 2013.  Approximately 30% of Coperion’s revenue is derived from replacement parts and service, generating a large portion of recurring business due to its well-positioned service network and active installed base of equipment across the world.

Coperion revenues consist of large system sales, equipment, components, replacement parts, and service.  Large system sales are fulfilled over 12 to 18 months on average, whereby customers generally pay a deposit and make progress payments before and during the manufacture of the order.  Working capital requirements for Coperion have ranged from an optimal negative working capital position, where cash received from customers is more heavily weighted toward the beginning of the project, to our current position where a larger portion of the cash will be received in later stages of manufacturing.

The Coperion business model includes large system projects, where strong application and processing engineering expertise is used to create an entire system for customers.  These system projects include Coperion-manufactured proprietary equipment, such as extruders and compounders, as well as components manufactured by third parties, such as gears and motors.  Coperion earns attractive gross profit margins similar to the rest of the Process Equipment Group on their proprietary equipment and replacement parts and service (approximately 2/3 of their revenue).  About 1/3 of their revenue is generated from third-party-sourced products that carry only a small up-charge, resulting in low single-digit gross profit margins on these products.  Hillenbrand believes that selling these complete systems provides a significant competitive advantage and increases margin dollars.

This acquisition is the largest in the Company’s history and represents an important step in the execution of our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group business platform.  The integration of Coperion with the Process Equipment Group will be a key initiative for the next 12 to 18 months.  Combining our product offerings to provide a more complete system solution is our highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group platform to enter new global markets more quickly.  We also expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s lean tools and other core competencies to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

The calculation of fair value of Coperion’s assets and liabilities is preliminary and subject to adjustment based on finalization of the closing balance sheet.  The fair value assigned to Coperion’s backlog was $34.3 and will be amortized over approximately 10 months.  The fair values assigned to Coperion’s customer relationships and technology total $201.9 and will be amortized on a straight-line basis over their estimated useful lives, resulting in approximately $12.0 of ongoing annual amortization expense.  The fair value assigned to Coperion’s inventory resulted in a step-up in value of $21.6, and will be amortized through cost of goods sold over approximately 10 months.  The fair value assigned to Coperion’s property, plant, and equipment resulted in a step-up in value of $19.5, and will be depreciated over the useful lives of the assets.  The acquisition resulted in preliminary goodwill of $234.0.

Operations Review — Consolidated

	Three Months Ended June 30,				Nine Months Ended June 30,
	2013		2012		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$408.8	100.0	$238.4	100.0	$1,112.5	100.0	$729.7	100.0
Gross profit	135.1	33.0	90.8	38.1	382.3	34.4	288.8	39.6
Operating expenses	109.4	26.8	57.8	24.2	306.9	27.6	178.6	24.5
Operating profit	25.7	6.3	33.0	13.8	75.4	6.8	110.2	15.1
Interest expense	5.9	1.4	3.0	1.3	17.2	1.5	8.8	1.2
Other income (expense), net	(0.3)	0.1	(0.1)	0.0	0.3	0.0	(0.8)	0.1
Income taxes	5.8	1.4	8.6	3.6	17.0	1.5	20.6	2.8
Net income(1)	13.3	3.3	21.3	8.9	40.3	3.6	80.0	11.0

(1) Net income attributable to Hillenbrand

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Consolidated revenue grew $170.4 (71.5%).  Foreign currency exchange rates did not have a material impact on revenue.

•                  Process Equipment Group’s revenue increased $168.1 (181.3%).  The growth was driven primarily by the acquisition of Coperion in December.  Revenue for the rest of the Process Equipment Group decreased 2% due to the previously projected sharp reduction in demand for equipment that processes proppants used in hydraulic fracturing.  This reduction, which resulted from exceptionally high demand for such equipment in fiscal year 2012, is expected to continue for the remainder of the year.  Excluding the impact of reduced orders for proppant equipment, revenue in the rest of the Process Equipment Group grew 11%.

•                  Batesville’s revenue increased $2.3 (1.6%) due to an increase in the average selling price, offset in part by decreased volume.

Consolidated gross profit margin was 33.0%, a decrease of 510 basis points.  On an adjusted basis, which excluded items described below, the consolidated gross profit margin was 35.2%, a decrease of 340 basis points.

•                  Process Equipment Group’s gross profit margin decreased from 42.7% in the prior year to 29.3%. Excluding $8.1 of inventory step-up related to the Coperion acquisition and restructuring charges, the adjusted gross profit margin was 32.5% compared to 43.6% in the prior year.  The decrease was due to the natural consequence of the Coperion acquisition, as gross profit margins for Coperion are lower given the higher proportion of third-party-sourced products on certain systems projects compared to the rest of the Process Equipment Group.  The Coperion business model includes large system projects, where strong application and processing engineering expertise is used to create an entire system for customers.  These system projects include Coperion-manufactured proprietary equipment, such as extruders and compounders, as well as components manufactured by third parties, such as gears and motors.  Coperion earned attractive gross profit margins similar to the rest of the Process Equipment Group on their proprietary equipment and replacement parts and service (approximately 2/3 of their revenue).  About 1/3 of their revenue was generated from third-party-sourced products that carry only a small up-charge, resulting in low single-digit gross profit margins on these products.  As a result, total combined adjusted gross profit margins for Coperion are in the mid-to-high 20% range.

•                  Batesville’s gross profit margin increased from 35.1% to 39.6%.  Excluding $0.5 of restructuring charges, the adjusted gross profit margin was 39.9%, a 450-basis-point improvement over the prior year.  The increase was primarily driven by an increase in the average selling price in the current year and savings from structural changes implemented in the prior year.

Operating expenses as a percentage of sales increased 260 basis points to 26.8%.  On an adjusted basis, our operating expense ratio was 22.9%, a decrease of 70 basis points, primarily due to the addition of Coperion, whose business model carries lower variable operating expenses than the rest of the Process Equipment Group.  Offsetting this improvement in part was $3.0 of ongoing amortization expense related to the Coperion acquisition.  Adjusted operating expenses exclude the following items:

	Three months Ended June 30,
	2013	2012
Business acquisition costs	$2.5	$0.2
Backlog amortization	12.8	—
Restructuring charges	0.2	1.2

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

Interest expense increased $2.9 due primarily to borrowings in connection with the Coperion acquisition, which led to higher weighted-average principal borrowings and higher interest rates on the revolving credit facility and interest incurred on the new term loan.

The income tax rate was 29.8% compared to 28.8%.  Excluding the tax effect of all adjustments discussed above, our adjusted effective income tax rate was 30.0% compared to 29.1% for the prior year.  The quarter-over-quarter change in the adjusted effective tax rate was largely due to the favorable resolution of uncertain tax positions for the three months ended June 30, 2012, partially offset by a larger percentage of income from foreign sources in lower tax rate jurisdictions due to the acquisition of Coperion for the three months ended June 30, 2013.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Consolidated revenue grew $382.8 (52.5%).  Foreign currency exchange rates did not have a material impact on revenue.

•                  Process Equipment Group’s revenue increased $367.3 (133.8%).  The revenue increase was due to the acquisition of Coperion, offset in part by an 8% decrease in revenue in the rest of the Process Equipment Group.  The decrease was driven by the previously projected reduction in demand for equipment that processes proppants used in hydraulic fracturing. Excluding the impact of reduced orders for proppant equipment, revenue in the rest of the Process Equipment Group decreased 1% due to reduced demand for equipment used in the potash and coal industries, as well as a large base resins project that occurred in the second fiscal quarter of the prior year.

•                  Batesville’s revenue increased $15.5 (3.4%).  The increase was primarily driven by increases in the average selling price and volume.

Consolidated gross profit margin was 34.4%, a decrease of 520 basis points.  On an adjusted basis, which excluded items described below, the consolidated gross profit margin was 36.3%, a decrease of 380 basis points.

•                  Process Equipment Group’s gross profit margin decreased from 42.9% to 30.7%.  Excluding $19.0 of inventory step-up related to the Coperion acquisition and restructuring charges, the adjusted gross profit margin decreased from 43.3% to 33.7%.  The decrease was due to the natural consequence of the Coperion acquisition, as gross profit margins for Coperion are lower given the higher proportion of third-party-sourced products on certain systems projects compared to the rest of the Process Equipment Group.  See the Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 section above for further discussion.

•                  Batesville’s gross profit margin increased 180 basis points to 39.4%.  Excluding $2.3 of restructuring charges, the adjusted gross profit margin was 39.9%, a 180-basis-point improvement over the prior year.  The increase was primarily due to increases in the average selling price and volume, as well as savings related to structural changes implemented in the prior year.

Operating expenses as a percentage of sales increased 310 basis points to 27.6%.On an adjusted basis, our operating expense ratio was 23.6% compared to 23.1% in the prior year.  The 50 basis point increase was primarily due to seven months of amortization expense ($7.2) in the current year related to intangible assets acquired in the Coperion acquisition and changes in employee benefits that reduced expense ($1.9) in the prior year.  Adjusted operating expenses exclude the following items:

	Nine months Ended June 30,
	2013	2012
Business acquisition costs	$13.4	$1.2
Backlog amortization	29.9	2.5
Restructuring charges	0.9	3.6
Antitrust litigation	0.1	0.6
Long-term incentive compensation related to the international integration	—	2.2

The vesting of our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  As such, the tax benefit from the international integration in the prior year resulted in additional compensation expense related to performance-based stock awards in fiscal year 2012.

Interest expense increased $8.4 due primarily to borrowings in connection with the Coperion acquisition, which led to higher weighted-average principal borrowings and higher interest rates on the revolving credit facility and interest incurred on the new term loan.

The income tax rate was 29.1% compared to 20.5%.  The year-over-year change in the effective tax rate was largely due to a $10.4 reduction of income tax expense in the nine months ended June 30, 2012, attributable to the permanent reinvestment assertion on historical earnings of certain Swiss operations.  Excluding this tax benefit as well as the tax effect of all other adjustments discussed above, our adjusted effective income tax rate was 29.2% compared to 31.2% for the prior year.  The adjusted effective income tax rate was favorably impacted by the acquisition of Coperion, which produced a larger percentage of income from foreign sources in lower tax rate jurisdictions in the current year.

Operations Review — Process Equipment Group

	Three Months Ended June 30,				Nine Months Ended June 30,
	2013		2012		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$260.8	100.0	$92.7	100.0	$641.9	100.0	$274.6	100.0
Gross profit	76.5	29.3	39.6	42.7	196.9	30.7	117.8	42.9
Operating expenses	76.4	29.3	26.6	28.7	197.1	30.7	83.2	30.3
Operating profit	0.1	—	13.0	14.0	(0.2)	—	34.6	12.6

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue increased $168.1 (181.3%) driven primarily by the acquisition of Coperion in December.  Revenue for the rest of the Process Equipment Group decreased 2% due to the previously projected reduction in demand for equipment that processes proppants used in hydraulic fracturing.  This reduction, which resulted from exceptionally high demand for such equipment in fiscal year 2012, is expected to continue for the remainder of the year. Excluding the impact of reduced orders for proppant equipment, revenue in the rest of the Process Equipment Group grew 11%.

We believe that the industries the Process Equipment Group serves have attractive long-term growth prospects because demand for their products and services will continue to grow as countries such as China and India greatly expand their middle class.  While overall demand is expected to increase over the long run, we expect shifts in year-to-year sources of such demand.  For example, in fiscal year 2012, demand for equipment that processes proppants used in hydraulic fracturing spiked dramatically in the second quarter and continued at relatively high levels before dropping off dramatically at the end of the fiscal year.  As a result, revenue in fiscal year 2013 compared to the prior year has been negatively impacted, and we expect this trend to continue for the remainder of the fiscal year.

We expect future revenue for the Process Equipment Group will continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it does not consider projects and parts orders we will receive in the future that may be booked and shipped within the same quarter.  The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange rate fluctuations with respect to orders denominated in currencies other than U.S. dollars.  During the quarter ended June 30, 2013, we experienced an increase in orders as a result of a strong order pipeline (open customer quotes) in Coperion’s product lines.  Based upon new orders accepted, less orders completed and shipped, backlog increased from $544.3 on March 31, 2013, to $570.6 on June 30, 2013, or 4.8%.

Gross profit increased 93.2% to $76.5, primarily as a result of the Coperion acquisition.  Gross profit margin decreased from 42.7% to 29.3%.

On an adjusted basis, the gross profit margin decreased from 43.6% to 32.5% and excluded $8.1 of inventory step-up related to the Coperion acquisition and restructuring charges.  Step-ups in inventory value were recorded at the time of the Coperion acquisition and will be expensed when the inventory is sold.

The decrease in adjusted gross profit margin was due to the natural consequence of the Coperion acquisition, as gross profit margins for Coperion are lower given the higher proportion of third-party-sourced products on certain systems projects compared to the rest of the Process Equipment Group.  The Coperion business model includes large system projects, where strong application and processing engineering expertise is used to create an entire system for customers.  These system projects include Coperion-manufactured proprietary equipment, such as extruders and compounders, as well as components manufactured by third parties, such as gears and motors.  Coperion earned attractive gross profit margins similar to the rest of the Process Equipment Group on their proprietary equipment and replacement parts and service (approximately 2/3 of their revenue).  About 1/3 of their revenue was generated from third-party-sourced products that carry only a small up-charge, resulting in low single-digit gross profit margins on these products.  As a result, total combined gross profit margins for Coperion are in the mid-to-high 20% range.

Operating expenses increased $49.8 to $76.4 and our operating expense to sales ratio increased by 60 basis points, from 28.7% to 29.3%.  On an adjusted basis, our operating expense ratio was 24.0% compared to 28.5% in the prior year.  The 450 basis point improvement was primarily due to the addition of Coperion, whose business model carries lower variable operating expenses than the rest of the Process Equipment Group.  Offsetting this improvement in part was $3.1 of amortization expense related to intangible assets acquired in the Coperion acquisition.  The Coperion acquisition will add $12.0 of annual ongoing amortization expense.  Adjusted operating expenses exclude a total of $14.0 related to backlog amortization and business acquisition costs in the third quarter of fiscal year 2013 associated with the Coperion acquisition.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Fiscal year 2013 includes seven months of Coperion results related to the acquisition on December 1, 2012.

Revenue increased $367.3 (133.8%), attributable to the Coperion acquisition.  Excluding the Coperion business, revenue decreased 8% driven by the previously projected reduction in demand for equipment that processes proppants used in hydraulic fracturing. Excluding the impact of reduced orders for proppant equipment, revenue in the rest of the Process Equipment Group decreased 1% due to a reduced demand for equipment used in the potash and coal industries, as well as a large base resins project that occurred in the second fiscal quarter of the prior year.

Backlog increased by $450.1 over the past nine months from $120.5 on September 30, 2012, to $570.6 on June 30, 2013.

Gross profit increased 67.1% to $196.9, primarily as a result of the Coperion acquisition, which added seven months of Coperion results in fiscal year 2013.  Gross profit margin decreased from 42.9% to 30.7%.

Adjusted gross profit margin decreased by 960 basis points to 33.7% and excluded $19.0 of inventory step-up related to the Coperion acquisition and restructuring charges.  As discussed above in the quarter results, the decrease in adjusted gross profit margin was due to the natural consequence of the Coperion acquisition, as gross profit margins for Coperion are lower given the higher proportion of third-party-sourced products on certain systems projects compared to the rest of the Process Equipment Group.  See the Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 section above for further discussion.

Operating expenses increased $113.9 to $197.1, and our operating expense to sales ratio increased by 40 basis points, from 30.3% to 30.7%.

On an adjusted basis, our operating expense ratio decreased to 25.8% from 28.3% in fiscal year 2012.  The 250 basis point improvement was attributable to the Coperion business model, which has lower variable operating expenses than the rest of the Process Equipment Group.  This ratio improved despite the inclusion of seven months of ongoing amortization expense ($7.2) related to the intangible assets acquired in the Coperion acquisition.  Adjusted operating expenses exclude backlog amortization of $29.9 in fiscal year 2013 and $2.5 in fiscal year 2012, as well as $2.6 of restructuring costs in fiscal year 2012.

Operations Review — Batesville

	Three Months Ended June 30,				Nine Months Ended June 30,
	2013		2012		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$148.0	100.0	$145.7	100.0	$470.6	100.0	$455.1	100.0
Gross profit	58.6	39.6	51.2	35.1	185.4	39.4	171.0	37.6
Operating expenses	25.6	17.3	25.4	17.4	75.2	16.0	72.1	15.8
Operating profit	33.0	22.3	25.8	17.7	110.2	23.4	98.9	21.7

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue increased $2.3 (1.6%) due primarily to an increase in the average selling price (3%), offset in part by decreased volume (1%) as the burial market reverted to normal historical declines driven by the rate at which consumers opt for cremation.

Gross profit increased 14.5% to $58.6.  Gross profit margin improved 450 basis points to 39.6%. Adjusted gross profit margin improved 450 basis points to 39.9% and excluded restructuring costs.  The increase was primarily due to an increase in the average selling price and savings from structural changes implemented in the prior year.

Operating expenses increased $0.2 (0.8%) to $25.6.  Our operating expense to sales ratio was relatively flat at 17.3% compared to 17.4% in the prior year.

On an adjusted basis, our operating expense to sales ratio increased by 50 basis points to 17.2% from 16.7%.  Adjusted operating expenses exclude a total of $1.0 related to restructuring and litigation costs in fiscal year 2012.  The increase in the operating expense to sales ratio was primarily related to increased personnel costs and additional strategic initiative spending, particularly in our technology offerings, in the current year.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Revenue increased $15.5 (3.4%) and was driven primarily by an increase in the average selling price (2%) and higher volumes (2%).  The increased number of North American deaths during the period more than offset the increased rate at which consumers opted for cremation, resulting in an increased number of burials in North America.

Gross profit increased 8.4% to $185.4.  Gross profit margin improved 180 basis points to 39.4%.  Adjusted gross profit margin improved 180 basis points to 39.9% and excluded restructuring charges.  The increase was primarily due to an increase in the average selling price and higher volumes in the current year and savings from structural changes implemented in the prior year.  These were offset in part by changes in employee benefits that reduced expense by $2.3 in the prior year.

Operating expenses increased $3.1 (4.3%) to $75.2.  Our operating expense to sales ratio was relatively flat at 16.0% compared to 15.8% in the prior year.

On an adjusted basis, our operating expense to sales ratio increased by 50 basis points to 15.8% from 15.3%.  Adjusted operating expenses exclude a total of $0.5 related to restructuring costs in fiscal year 2013, and a total of $2.4 related to restructuring costs, long-term incentive compensation related to the international integration, and antitrust litigation expense in fiscal year 2012.  The increase in the adjusted operating expense to sales ratio was primarily due to increased costs in the first nine months of fiscal year 2013 including strategic initiatives spending, particularly in our technology offerings in the current year ($2.5), and incentive compensation expense ($2.4) .  In addition, changes in employee benefits reduced expense by $1.9 in the prior year.

Review of Corporate Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
	2013		2012		2013		2012
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating expenses	$7.4	1.8	$5.8	2.4	$34.6	3.1	$23.3	3.2
Less:
Business acquisition costs	1.5	—	0.2	—	12.1	1.1	1.2	0.2
Restructuring	—	—	—	—	0.2	—	—	—
Long-term incentive compensation related to the international integration	—	—	—	—	—	—	1.2	0.2
Adjusted operating expenses	$5.9	1.4	$5.6	2.3	$22.3	2.0	$20.9	2.9

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating expenses increased $1.6.  Excluding the items detailed in the table, adjusted operating expenses increased $0.3 (5.4%).  The increase was primarily due to increased personnel costs, offset in part by decreased long-term incentive compensation expense.  Adjusted operating expenses on a percentage of revenue basis were 1.4%, an improvement of 90 basis points compared to 2.3% in the prior year.  We expect this expense base to continue to decline as a percentage of revenue.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Operating expenses increased $11.3.  Excluding the items detailed in the table, adjusted operating expenses increased $1.4 (6.7%).  The increase was primarily due to an increase in personnel costs, offset by decreased long-term incentive compensation expense.  Adjusted operating expenses on a percentage of consolidated revenue basis were 2.0%, an improvement of 90 basis points compared to 2.9% in the prior year.

The vesting of our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  As such, the tax benefit from the international integration in the prior year resulted in $2.2 of additional expense related to performance-based stock awards in 2012, of which $1.2 was incurred by our corporate operations.

In the first nine months of fiscal year 2013, we incurred $0.2 of restructuring charges related to the cessation of airport operations jointly owned with our previous parent company.

Non-GAAP Operating Performance Measures

The following are reconciliations from GAAP operating performance measures to the relevant non-GAAP (adjusted) performance measures.

	Three months ended June 30,
	2013				2012
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$273.7	$(8.6	)(a)	$265.1	$147.6	$(1.2	)(e)	$146.4
Operating expenses	109.4	(15.6	)(b)	93.8	57.8	(1.5	)(f)	56.3
Interest expense	5.9	(0.5	)(c)	5.4	3.0	—		3.0
Other income (expense), net	(0.3)	(0.2)		(0.5)	(0.1)	—		(0.1)
Income tax expense	5.8	7.4	(d)	13.2	8.6	0.9	(d)	9.5
Net income(1)	13.3	17.1		30.4	21.3	1.8		23.1
Diluted EPS	0.21	0.27		0.48	0.34	0.03		0.37

Ratios:
Gross margin	33.0%	2.2%		35.2%	38.1%	0.5%		38.6%
Operating expenses as a % of revenue	26.8%	-3.9%		22.9%	24.2%	-0.6%		23.6%

	Nine months ended June 30,
	2013				2012
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$730.2	$(21.3	)(g)	$708.9	$440.9	$(3.5	)(k)	$437.4
Operating expenses	306.9	(44.4	)(h)	262.5	178.6	(10.1	)(l)	168.5
Interest expense	17.2	(1.1	)(i)	16.1	8.8	—		8.8
Other income (expense), net	0.3	(1.1	)(j)	(0.8)	(0.8)	—		(0.8)
Income tax expense	17.0	19.2	(d)	36.2	20.6	15.0	(m)	35.6
Net income(1)	40.3	46.5		86.8	80.0	(1.4)		78.6
Diluted EPS	0.64	0.74		1.38	1.28	(0.02)		1.26

Ratios:
Gross margin	34.4%	1.9%		36.3%	39.6%	0.4%		40.0%
Operating expenses as a % of revenue	27.6%	-4.0%		23.6%	24.5%	-1.4%		23.1%

(1) Net income attributable to Hillenbrand

P = Process Equipment Group; B = Batesville; C = Corporate

(a)            Inventory step up ($8.0 P), restructuring ($0.1 P, $0.5 B)

(b)            Business acquisition costs ($1.0 P, $1.5 C), backlog amortization ($12.8 P), restructuring ($0.2 P), other ($0.1B)

(c)             Business acquisition costs ($0.5 C)

(d)            Tax effect of adjustments

(e)             Restructuring ($0.8 P, $0.4 B)

(f)              Restructuring ($0.2 P, $1.0 B), business acquisition costs ($0.2 C), other ($0.1 B)

(g)             Inventory step up ($18.7 P), restructuring ($0.3 P, $2.3 B)

(h)            Business acquisition costs ($1.3 P, $12.1 C), backlog amortization ($29.9 P), restructuring ($0.2 P, $0.5 B, $0.2 C), antitrust litigation ($0.1 B), other ($0.1 B)

(i)                Business acquisition costs ($1.1 C)

(j)               Acquisition-related foreign currency transactions ($0.8 C), business acquisition costs ($0.2 C), other ($0.1 B)

(k)            Restructuring ($1.1 P, $2.4 B)

(l)                Restructuring ($2.6 P, $1.0 B), backlog amortization ($2.5 P), long-term incentive compensation related to the international integration ($0.2 P, $0.8 B, $1.2 C), business acquisition costs ($1.2 C), other ($0.6 B)

(m)        Tax benefit of the international integration ($10.4), tax effect of adjustments ($4.6)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Consolidated net income	$13.7	$21.3	$41.5	$80.0
Interest income		(0.1)	(0.3)	(0.4)
Interest expense	5.9	3.0	17.2	8.8
Income tax expense	5.8	8.6	17.0	20.6
Depreciation and amortization	27.4	9.4	70.3	31.0
EBITDA	$52.8	$42.2	$145.7	$140.0
Business acquisition	2.4	0.2	12.4	1.2
Inventory step-up	8.0	—	18.7	—
Restructuring	0.3	2.3	2.2	7.0
Other	0.2	—	0.3	0.5
Long-term incentive compensation related to the international integration	—	—	—	2.2
Adjusted EBITDA	$63.7	$44.7	$179.3	$150.9

Consolidated adjusted EBITDA increased $19.0 (42.5%) and $28.4 (18.8%) for the three and nine months ended June 30, 2013, due primarily to the acquisition of Coperion.

Liquidity and Capital Resources

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first nine months of fiscal year 2013 to the same period last year.  We discuss how we see cash flow being affected for the next 12 months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

The twelve-month outlook for our business remains strong.  As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.  Our debt financing includes the use of long-term notes, a long-term loan, and a revolving credit facility, as part of our overall cash management strategy.  We continue to have ready access to capital markets and regularly review the optimal mix of short-term and long-term debt.  In addition to cash balances and our ability to issue long-term debt, we had $304.9 of borrowing capacity available under the revolving credit facility as of June 30, 2013.  The available borrowing capacity reflects a reduction of $25.1 in outstanding letters of credit issued under the facility.  The Company has the ability to increase the total borrowing capacity under the revolving credit facility by an additional $300.0 subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees in support of performance and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees.  As of June 30, 2013, we had credit arrangements totaling $286.6 under which $192.0 was utilized for this purpose.  This includes the 150.0 euro Syndicated Letter of Guarantee Facility entered into on June 3, 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  There were no direct borrowings under these credit arrangements.

We have significant operations outside the U.S.  The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $32.9 at June 30, 2013.  We do not intend, nor do we foresee a need, to repatriate these funds.

We are currently authorized by our Board of Directors to repurchase shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  No repurchases were made in the first nine months of fiscal year 2013.

We expect existing cash, cash flows from operations, and the issuance of debt to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on all of the aforementioned factors, we believe our current liquidity position is strong, and will continue to meet all of our financial commitments for the foreseeable future.

	Nine Months Ended June 30,
	2013	2012
Cash flow provided by (used in):
Operating activities	$50.8	$109.6
Investing activities	(430.8)	(13.6)
Financing activities	399.9	(194.0)
Effect of exchange rate changes on cash and cash equivalents	1.0	(1.5)
Net cash flow	$20.9	$(99.5)

Cash provided by operating activities in the nine months ended June 30, 2013, compared to the same period in the prior year, decreased $58.8 (53.6%) primarily due to increased working capital requirements at Coperion.  Investments were made to finance Coperion customer projects in process.  Certain projects underway have payment schedules where a large portion of the cash will be received in later stages of manufacturing.  The terms of these deposits and progress payments vary greatly among industries and geographies.

Working capital requirements for Coperion have ranged from an optimal negative working capital position, where cash received from customers is more heavily weighted toward the beginning of the project, to our current position where a larger portion of the cash will be received in later stages of manufacturing.  We expect working capital may fluctuate in the future due to the mix and geography of customer projects in process at any point in time; however, we believe it is unlikely that further significant working capital investments will be required for the remainder of fiscal year 2013.

The decrease in cash provided by operating activities was also driven by $13.5 of business acquisition costs related to Coperion, $13.3 of additional defined benefit plan funding compared to prior year, and $5.0 related to antitrust litigation in the current fiscal year.

Cash used in investing activities in the nine months ended June 30, 2013, was largely impacted by the acquisition of Coperion ($415.7) and to a lesser extent by increased capital expenditures ($5.1), both in the current fiscal year.

Cash provided by financing activities in the first nine months of fiscal year 2013 was $399.9, compared to $194.0 cash used for financing activities in the same period in the prior year.  Net borrowings in the first nine months of fiscal year 2013 were due primarily to the acquisition of Coperion, including net borrowings on the term loan of $192.5 and net borrowings on the revolving credit facility of $244.8. During the nine months ended June 30, 2012, we had $158.0 of net repayments on our revolving credit facilities.

We returned over $12 to shareholders this quarter in the form quarterly dividends and nearly $37 for the year to date.  We increased our quarterly dividend to $0.1950 per common share from $0.1925 paid during fiscal year 2012.  We plan to continue to pay quarterly cash dividends at this rate throughout fiscal year 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations or Contingent Liabilities and Commitments

The following table summarizes our future obligations as of June 30, 2013.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the financial statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$—	$—	$150.0
Revolving credit facility (2)	370.0	—	—	370.0	—
Term loan	192.5	2.5	25.0	165.0	—
Interest on financing agreements (3)	88.1	4.1	32.3	29.0	22.7
Operating lease obligations (noncancellable)	106.5	6.4	25.3	21.2	53.6
Purchase obligations (4)	147.1	96.8	50.1	0.2	—
Defined benefit plan funding (5)	189.3	3.7	56.5	53.6	75.5
Other long-term liabilities (6)	23.1	1.1	12.7	3.4	5.9
Capital call arrangements (7)	3.0	3.0	—	—	—
Total contractual obligations	$1,269.6	$117.6	$201.9	$642.4	$307.7

(1)                       Represents the remaining three months of fiscal year 2013.

(2)                       Our revolving credit facility expires in July 2017. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.

(3)                       Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility and term loan at their current rates at June 30, 2013.

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

(5)                       Defined benefit plan funding represents non-discretionary requirements based upon plan funding at June 30, 2013, and excludes any discretionary contributions.

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

We are subject to variability in foreign currency exchange rates in our international operations.  We regularly enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions, primarily customer order and forecasted intercompany purchasing, but also amounts within our balance sheet that are denominated in non-functional currencies.  As of June 30, 2013, a 10% change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a change in pre-tax earnings of approximately $5.  This hypothetical change on transactional exposures is based on the difference between the June 30, 2013, actual foreign exchange rates and hypothetical rates assuming a 10% change in foreign exchange rates on that date.

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  Using the example above, the hypothetical change in CTA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation/depreciation of all applicable currencies versus the U.S. dollar would be to change shareholders’ equity by approximately $65 as of June 30, 2013.

At June 30, 2013, we had $370.0 outstanding under our $700 revolving credit facility and $192.5 outstanding under a related term loan.  We are subject to interest rate risk associated with our revolving credit facility and related term loan which bear a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Assuming these borrowings remain at $562.5 for 12 months, a one percentage point move in the related interest rates would increase or decrease our annual interest expense by approximately $5.6.

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

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•    negotiate reasonable terms;

•    properly perform due diligence and identify all the significant risks associated with a particular acquisition;

•    properly evaluate target company management capabilities; and

•    successfully integrate the acquired company into our business and achieve the desired performance.

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

We may not achieve the intended benefits of the acquisition and our business could be materially impacted.  Under such circumstances, management could be required to spend significant amounts of time and resources in the integration of the acquired business.  In addition, any benefits we anticipate from application of our lean manufacturing and lean business expertise may not be fully realized.

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

We derived approximately 40% and 17% of our revenue from outside the U.S. for the nine-month periods ended June 30, 2013 and 2012.  Our international revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  We expect our international revenue to continue to grow due to the acquisition of Coperion.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S.

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

Approximately 40% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements, or a labor disturbance, at one of the principal facilities could have a material adverse effect on our operations.

Volatility in our investment portfolio could adversely impact our operating results and financial condition.

In connection with our separation from our previous parent company, certain investments were transferred to us that had an aggregate carrying value of $11.2 as of June 30, 2013.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

Upon the closing of our recent acquisition, we increased our debt obligations significantly.  This could adversely affect our Company and limit our ability to respond to changes in our businesses.

As of June 30, 2013, our outstanding debt was $711.3.  This level of debt could have important consequences to our businesses.  For example:

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

There were no unregistered sales of equity securities in the three months ended June 30, 2013.

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

HILLENBRAND, INC.

Date: August 5, 2013	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

Date: August 5, 2013	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1*	Employment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver

Exhibit 10.2*	Change in Control Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver

Exhibit 10.3*	Amendment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver

Exhibit 10.4

Syndicated L/G Facility Agreement dated as of June 3, 2013, by and among Hillenbrand, Inc., and certain of its subsidiaries, and Commerzbank Aktiengesellschaft, as arranger and lender, and various other lenders named therein (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013)

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