Form 10-K
period 2013-09-30
Hillenbrand, Inc.
filed 2013-11-25
CIK 1417398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the year ended September 30, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2013 was $1,586,716,416.  As of November 15, 2013, 63,073,082 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. These will be filed no later than January 13, 2014.

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

Further quantitative information about the business is set forth in Note 13 to our financial statements included in Part II, Item 8, of this Form 10-K.

GENERAL

Hillenbrand, Inc. is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands, robust cash generation capabilities, and strong core competencies.  Hillenbrand has two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  Batesville is a recognized leader in the North American death care industry.  Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries.

Although Hillenbrand has been a public company for more than five years, the businesses operated by Hillenbrand have been in place for decades.  Batesville performs several critical roles within the portfolio.  It serves as the Company’s core cash-generating operation by providing strong annual operating cash flows.  As the source of Hillenbrand’s strong core competencies, including Lean, strategy management, and talent development, it provides talent to imbed these core competencies in acquired companies.

Batesville’s performance has allowed management to invest in acquisitions that provide diversification, with a focus on companies with growth opportunities and an ability to benefit from Hillenbrand’s strong core competencies.  Over the past three years, Hillenbrand has completed three major acquisitions of companies that now make up our Process Equipment Group:  K-Tron International, Inc. (“K-Tron”) in April 2010, Rotex Global, LLC (“Rotex”) in August 2011, and Coperion Capital GmbH (“Coperion”) in December 2012.  Each of these companies has a long profitable history and multiple pathways for revenue and earnings growth.  See Note 3 to our financial statements included in Part II, Item 8 of this Form 10-K for more information on our acquisitions.

Hillenbrand’s strong, steady cash flow since becoming a public company in 2008 has also provided the foundation to pay a meaningful dividend to shareholders.  The annual dividend has increased each year, growing from $0.73 per share in 2008 to $0.78 per share in 2013.

We believe we can most effectively continue to increase shareholder value by leveraging our strong financial position and core competencies to continue to build a global diversified industrial company with strong positions in multiple growth-oriented industries.  Our long-term value creation strategy consists of:

•                  Growing revenue and income within our existing platforms through organic growth and targeted acquisitions:  Each operating company within our two business platforms has specific organic growth strategies and targets.  Our operating companies may also grow by executing select “add-on” acquisitions to supplement their organic growth strategies.  They are committed to achieving superior operational performance by employing Hillenbrand’s three core competencies:

•                  Lean:  continuously improving quality and customer satisfaction, increasing effectiveness and operational efficiency, driving costs down, and developing lean leaders;

•                  Talent development:  successfully recruiting and intentionally developing, retaining, and deploying talent in the organization for improved execution and results; and

•                  Strategy management:  overseeing the development, execution, and continuous assessment of strategic direction, serving as the basis for annual and long-term business planning.

•                  Using our strong cash flow and debt capacity to selectively invest in additional strategic acquisitions:  We will focus on companies in the industrial sector that we believe will benefit from our core competencies and that meet our financial, cultural, and business model criteria.

PROCESS EQUIPMENT GROUP

Over the past three years, Hillenbrand has completed three major acquisitions of companies that now make up the Process Equipment Group:  K-Tron in April 2010, Rotex in August 2011, and Coperion in December 2012.  The Process Equipment Group designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries, including plastics, processed food, chemicals, potash, industrial minerals, power generation, and coal mining.  The Process Equipment Group uses its strong applications and process engineering expertise to solve the needs of customers.  Its highly engineered capital equipment and systems offerings require after-market service and/or parts replacement, providing an opportunity for ongoing revenue at attractive margins.  Service and replacement parts represent approximately one-third of the Process Equipment Group revenue.

We believe that long-term growth for this segment is driven by megatrends such as a rapidly growing middle class in China and India and a growing global population, resulting in rising demand for products sold by many of the end markets the Process Equipment Group serves.  While overall demand for these products is expected to increase over the long run, we expect demand to shift from time to time.  These shifts can be attributed to the cyclicality of these industries, as demonstrated in the proppants market in 2012, or by long-term capacity expansions, as demonstrated currently with the building and expansion of polyolefin plants.

The Process Equipment Group is diversified by end market and further diversification of these end markets is an important element of its strategy.  Currently, projects in the plastics industry represent about half of the Process Equipment Group’s sales; however, this ratio is expected to decline due to initiatives to grow in target end markets such as processed food, aluminum, and fertilizer.  Revenue in the Process Equipment Group is fairly balanced between North America, Asia, and Europe.

The acquisition of Coperion is the largest in Hillenbrand’s history and represents an important step in the execution of strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group.  The integration of Coperion within the Process Equipment Group will continue to be a key initiative for the next 12 months.  Combining product offerings to provide a more complete system solution is the highest priority from an integration perspective.  In addition, Hillenbrand believes leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group to enter new global markets more quickly and expects that the Process Equipment Group’s existing strong sales network will enhance Coperion’s expansion in North America.  Finally, applying Lean and other core competencies to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

Process Equipment Group:  Products and Services

•                  Compounding, Extrusion, and Material Handling Equipment

•                  Compounding equipment can range from twin screw compounders for laboratory machines to high performance, high throughput large scale systems.  Customers use compounding machines for engineering plastics, masterbatch, and special applications for the plastics, food, chemical, and pharmaceutical industries.  These products are sold under the Coperion® brand.

•                  Extrusion equipment can range from twin screw solutions for small modules up to large scale plants based on high-performance extruders.  These turn-key solutions provide support for the plastics, chemical, aluminum, and mineral industries.  The extrusion products are sold under the Coperion® brand.

•                  Material handling equipment includes pneumatic conveying equipment for difficult-to-move materials, high-precision feeders that can operate at both very high and very low fill rates, blenders for pellets and powders, and rotary valves, diverters and slide gate valves used for feeding, dosing, discharge, and distribution during pneumatic conveying.  The proprietary equipment is highly engineered and designed to solve the needs of customers.  A variety of industries are served including plastics, processed food, chemicals, industrial minerals, and paper.  These products are sold under the Coperion® and Coperion K-TronTM brands.

•                  Compounding, extrusion, and material handling equipment is oftentimes sold as a complete system, where strong application and process engineering expertise is used to create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale plants and turnkey systems.  Larger system sales are generally fulfilled over 12 to 18 months.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margins are lower on these large system sales when compared to the rest of the business.  Hillenbrand believes that selling these complete systems provides a significant competitive advantage and increases margin dollars.

•                  Crushers and Sizing Equipment

•                  Crushing and sizing equipment is used to reduce the size of various materials.  Pennsylvania Crusher™ and Gundlach® products are used to crush materials related to processes in industries including power generation, mining, quarrying, glass making, salt processing, and fertilizer manufacturing.  Jeffrey Rader® products are used in industries including forest products, biomass power and energy generation, and plastics/base resin manufacturing.  Jeffrey Rader also designs and assembles complete systems to meet product specifications, including boiler feed, resource recovery, rail and truck loading/unloading, and recycling systems.

•                  Screening and Separating Equipment

•                  Screening and separating equipment sorts dry, granular products based on the size of the particles being processed.  This equipment is sold under the Rotex® brand to a variety of industries including potash, urea, phosphates, chemical, agricultural, plastics, proppants, and food processing. The equipment uses a unique patented technology based on a specific gyratory motion that allows an optimal material distribution on the screens.  For example, these machines can be used in grading sugar into various size groupings for different purposes such as table, super fine, and powdered sugar.

•                  Replacement parts and service

•                  Replacement parts and service are a major component of the Process Equipment Group business.  Service engineers and technicians are located around the globe to look after customers’ machines and systems.  The parts and services division offers customers service consulting, training, maintenance and repairs, wear and spare parts, modernization, and industrial filters.  These services are a key component of each part of the Process Equipment Group business:  compounding, extrusion, and material handling equipment; crushers and sizing equipment; and screening and separation equipment.

The Process Equipment Group sells equipment and systems throughout the world to a wide variety of industrial and engineering customers using a combination of direct sales and a global network of independent sales representatives and distributors.  Parts of the Process Equipment Group’s sales, especially in North America, are made through independent sales representatives who are compensated by commission.  In situations where a representative purchases equipment and resells it as a distributor, the product is sold at a price net of commission, depending on the type of product sold.

Due to the nature of the Process Equipment Group’s business, equipment and systems orders are often for unique, engineered-to-order items.  Therefore, the Process Equipment Group does not typically maintain significant amounts of raw material and component stock inventory on hand at any one time, except to cover replacement part orders.  Products are either assembled and tested at Process Equipment Group facilities and then shipped to a customer’s desired location or assembled at the customer’s desired location.

Future revenue for the Process Equipment Group is influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than United States (“U.S.”) dollars.

Process Equipment Group:  Customers

The Process Equipment Group has customers in multiple industries, including plastics, processed food, chemicals, potash, industrial minerals, power generation, and coal mining.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one customer accounted for more than 10% of Hillenbrand’s consolidated revenue during 2013.  For large or customized orders, customers generally pay a deposit and make progress payments in advance of delivery.  Typically, long-term relationships are established with these customers.

Process Equipment Group:  Competition

We believe the Process Equipment Group holds leading positions in key industries because of brand name recognition, design and quality of products, extensive application and process engineering expertise, product support services, and commitment to serving the needs of customers.

The Process Equipment Group faces strong competition in the markets where they compete.  Competitors range in size from small privately-held companies serving narrow market segments or geographical areas to larger well-known global companies serving national and international markets with multiple product lines.  We believe its diversification into several industries, its base of replacement parts business, and its strong worldwide network of suppliers and dealers will allow the Process Equipment Group to maintain leading market positions even during economic downturns.

Process Equipment Group:  Raw and Component Materials

The manufacturing of the Process Equipment Group’s products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings that are assembled with other component parts that generally require particular specifications or qualifications purchased from third-party vendors.  Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from sole sources.  In instances where third-party suppliers are depended upon for outsourced products or components, there is risk of customer dissatisfaction with the quality or performance of the products sold due to supplier failure.  In addition, difficulties experienced by third-party suppliers can lead to the interruption of the ability to obtain the outsourced product and ultimately to an inability to supply products to customers.  We believe the Process Equipment Group will generally be able to continue to obtain adequate supplies of key products or appropriate substitutes at reasonable costs.

Process Equipment Group:  Strategy

Leadership of the Process Equipment Group is focused on three strategic initiatives to drive growth:

•                  Profitably grow top-line revenue

•                  Penetrate growing end markets such as processed food, aluminum, fertilizers, and minerals by developing new products and leveraging application and systems expertise.

•                  Establish scope and scale to accelerate global growth by improving access to underpenetrated geographies such as in Brazil, Russia, India, and China; leverage Coperion’s global footprint (29 global locations) to enable an easier access to emerging markets.

•                  Leverage the Coperion acquisition by 1) integrating other Process Equipment Group equipment in Coperion systems, 2) expanding Coperion’s component sales in North America through the successful Process Equipment Group distribution network, 3) enhancing systems capabilities, and 4) leveraging end-market expertise to access new customers and markets.

•                  Continued growth through acquisitions

•                  The material handling equipment manufacturing industry tends to be fragmented both in terms of product offering and geographic reach, whereas many of the industry’s most significant customers operate on a global basis.  In pursuit of the goal of becoming the local supplier of choice for its largest national and regional customers, the Process Equipment Group will continue to search for strategic add-on acquisition opportunities that will allow it to profitably grow the business, primarily by either adding complementary products to its offerings, or accelerate its expansion into attractive high-growth end markets and geographies.

•                  Utilize Lean principles to grow revenue and increase profit

•                  The Process Equipment Group continues to implement Lean principles and techniques in sales, order management, engineering, procurement, and manufacturing to reduce lead times, improve quality and on-time delivery, and drive down costs.

BATESVILLE

Batesville® is a recognized leader in the North American death care industry, where it has been designing, manufacturing, distributing, and selling funeral service products and solutions to licensed funeral directors operating licensed funeral homes for more than 100 years.  Batesville-branded products include: burial caskets; cremation caskets, containers, urns, and cremation vaults; selection room display fixturing for funeral homes; personalization and memorialization products and services; and web-based applications that include funeral planning, website products, and back office software for licensed funeral homes.  Batesville also develops and markets comprehensive operational management software solutions for cemeteries under the HMIS® brand.

Batesville:  Products and Services

As the needs of funeral professionals and consumers have evolved, Batesville has expanded its offerings with new products, value-added services and leading partnerships.  Today, Batesville offers its products and services to customers under four primary solutions platforms: Burial Solutions, Cremation Options®, Memorial Solutions, and Technology Solutions.  These are underpinned by expert profitability solutions designed to help funeral homes optimize their business.

•                  Burial Solutions

•                  The leading casket manufacturer in North America, Batesville is recognized for innovation in materials, design, and proprietary features.  Batesville has been on the forefront of casket innovation over the past 60 years — from the first mass-produced gasketed casket to the introduction of Dimensions® oversized caskets.  Batesville brand metal caskets are welded and utilize rubber gaskets and a locking bar mechanism.  Batesville’s gasketed caskets are made of carbon steel, stainless steel, copper, and bronze.  Batesville premium steel caskets also employ an anode bar to help protect the casket cathodically from rust and corrosion, a feature found only on Batesville-produced caskets.  Batesville also produces and markets an expanding selection of non-gasketed steel products.

Batesville solid and veneer hardwood caskets are made from a variety of woods, which are offered in more than nine different species.  Batesville veneer caskets are manufactured using a proprietary process for veneering that allows for rounded corners and a furniture-grade finished appearance.  Batesville also manufactures and provides Marsellus® premium solid wood caskets, as well as cloth-covered and all-wood construction caskets, which are also suitable for green burials.

•                  Cremation Options®

•                  The cremation Options® business is focused on helping funeral professionals capitalize on the growing trend of cremation.  In addition to a broad line of cremation caskets, containers, and urns, Options offers training, merchandising, packaging support, and a complete line of marketing support materials to educate funeral directors and consumers on product and service options.  Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard.  Batesville’s memorial urns are made from a variety of materials including bronze, acrylic, wood, cloisonné, brass, and marble.  Batesville also offers a broad selection of biodegradable and scattering urns.

•                  Memorial Solutions

•                  Batesville’s commitment to helping families honor the lives of those they love® is reflected in its growing collection of Memorial Solutions products that are designed to enhance the funeral experience and deliver value to families long after the service is over.  This collection includes both Memorial Products, which are items that families keep after the service to help them heal and remember, and Product Personalization offerings, which are features that enable families to customize select products to tell the unique story of their loved one during the service.  Many of these solutions are proprietary to Batesville and include durable goods such as remembrance jewelry, LifeSymbols® corners, LifeStories® display medallions and tribute panels, product engraving, and cremation keepsakes, in addition to soft lines such as memorial stationery, FTD® flowers, and video tributes.

•                  Technology Solutions

•                  The technology solutions business is a trusted provider of technology in the death care industry and is the leading partner to well over 5,000 funeral homes and cemeteries across North America.  Batesville offers a suite of integrated, easy-to-use technology products and services, including Weblink® websites (both standard sites and customizable sites), HMIS business management software, and funeral arrangement planning software solutions.  All of these technology products are designed to support customers by:  1) creating marketing and revenue opportunities, 2) making processes easier and more efficient, and 3) enhancing relationships between customers and the families they serve.

Batesville has exclusive agreements with leading brands such as Legacy.com®, an online obituary network provider, FTD®, a national provider of sympathy flowers and gifts that can be ordered directly from the funeral home’s website, and Hallmark, which designs and supplies Batesville’s memorial stationary and sympathy card product lines.  Customers benefit from these brands through increased web consumer traffic through the legacy network, having trusted providers of sympathy products right on their websites, and having access to the creativity and quality of Hallmark.

Batesville:  Sales, Distribution, and Operations

Batesville offers several marketing and merchandising programs to funeral professionals.  Batesville-branded caskets are marketed by a direct sales force only to licensed funeral professionals operating licensed funeral establishments throughout the U.S., Puerto Rico, Canada, Mexico, the United Kingdom, and Australia.  In states that do not have specific licensing requirements, Batesville markets to full-service funeral establishments offering funeral products in conformance with state law.

Batesville has sales contracts in place with certain national death care service providers that generate a portion of its revenue.  Batesville also serves more than 12,000 independent, privately owned funeral homes across North America.  None of Batesville’s customers accounted for more than 10% of Hillenbrand’s consolidated revenue in 2013.

Batesville:  Customer Preferences and Demographics

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

Demand for the products and services Batesville produces is partially impacted by a few key external factors; primarily U.S. and Canadian population demographics, the number of deaths, and the rate at which consumers opt for cremation.  While these factors fluctuate from year to year, they have exhibited a more stable, flat-to-slightly-declining mid-term burial trend.  Batesville anticipates this trend will remain relatively consistent until the number of deaths is influenced by the post-World War II spike in births and the rate at which consumers shift their preference towards cremation.  Cremations as a percentage of total deaths now represent over 40% of deaths in the U.S. and more than 60% in Canada.  The exact timing of the above factors is unknown, and can lead to periodic fluctuations in industry demand and revenue.  Finally, the death care industry has also experienced a gradual long-term decline in product mix demand.

Batesville:  Competition

Batesville is a recognized leader in the sale of death care products in North America.  Competition in this industry is based on product quality, design features, personalization, price, delivery, and service.  Batesville competes with several national and regional casket manufacturers and distributors, as well as more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments.  Some non-traditional death care providers, such as large discount retail stores, casket stores, and internet casket retailers, also sell caskets directly to consumers.  The industry has also seen a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  However, for the past three years, sales from these non-traditional and Chinese providers have remained relatively stable and represent only a small percentage of total casket sales in North America, collectively less than 5%.

The effect of declining casket demand continues to put added economic pressures on casket manufacturers and distributors as they seek to maintain volume.  Existing domestic over-capacity and commodity price increases further impact these pressures, resulting in higher per unit costs.

Batesville:  Raw Materials

Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, zinc, and magnesium alloy in the manufacture of its caskets.  Although most of these raw materials are generally available from several sources, some are currently procured from a single source.

Volatility in the prices Batesville pays for raw materials used in its products, including steel, fuel, petroleum-based products, and fuel-related delivery costs, has a direct effect on profitability.  Batesville generally does not engage in hedging transactions for these purchases but does enter into fixed-price supply contracts at times.  Batesville regularly takes steps to mitigate the impact of volatility in raw material and fuel prices, including executing Lean initiatives and various sourcing actions.

Most of Batesville’s sales are made pursuant to supply agreements with its customers, and historically it has instituted annual price adjustments to help offset some, but not necessarily all, raw material cost increases.

Batesville:  Strategy

While volume growth in the burial casket space continues to be limited, we believe there are opportunities to generate additional revenue within a wider range of death care products and services.  Batesville’s leadership team is focusing on three categories of strategic initiatives to drive growth:

•                  Recognize and respond to unique needs in the death care industry

•                  Identify and consolidate unmet industry needs by partnering with our customers, and through leading consumer and customer research.  Then develop and deliver products and services that meet these needs and remain focused on helping families honor the lives of those they love®.

•                  Build and deliver integrated solutions that provide quantifiable value to customers

•                  Focus on providing unique, integrated solutions that lead the death care industry and provide greater value to customers, such as integrated cremation and burial solutions (products, promotion, display fixturing) working in concert with our technology offerings.

•                  Utilize Lean principles to grow revenue and increase profit

•                  Continue to develop Hillenbrand Lean business leaders at every level of our company.  Leaders that continually improve processes that are more consistent, efficient, and clearly yield industry leading quality products and services that our customers value.

Hillenbrand Patents and Trademarks

We own a number of patents on our products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.  We also own a number of trademarks and service marks relating to products and product services which are of importance.  We believe the marks Coperion®, Coperion K-TronTM, Pennsylvania Crusher®, Gundlach®, Jeffrey Rader®, K-Tron®, and Rotex® are of material significance to the Process Equipment Group.  We believe the mark Batesville® is of material significance to our Batesville segment.

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

Hillenbrand Regulatory Matters

Both the Process Equipment Group and Batesville are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes.  We are committed to operating all our businesses in a manner that protects the environment and makes us good corporate citizens in the communities in which we operate.  In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts.  From time to time we provide for reserves in our financial statements for environmental matters.  We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues.  Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost for the onsite remediation activities in which we are currently involved to have a material adverse effect on our capital expenditures, earnings, or competitive position.  Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future.  The cost or need for any such additional expenditure is not known.

Hillenbrand Foreign Operations and Export Sales

Quantitative information about foreign operations is set forth in tables relating to geographic information in Note 13 to our financial statements included in Part II, Item 8, of this Form 10-K.  For a discussion of risks related to our non-US operations and foreign currency exchange, refer to Part 1, Item 1A. Risk Factors, of this Form 10-K.

Hillenbrand Employees

At September 30, 2013, we had approximately 6,000 employees worldwide.  Approximately 3,300 employees were located within the U.S. and 2,700 employees were located outside of the U.S., primarily throughout Europe and China.  Approximately 2,200 employees in North America and Europe work under collective bargaining agreements.  Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions representing those employees.  As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

Executive Officers of the Registrant

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 15, 2013.

Joe A. Raver, 47, has served as a director and as President and Chief Executive Officer of the Company since September 6, 2013.  He also has served as President of the Process Equipment Group since April 1, 2011.  Prior to that, he had been President of Batesville Casket Company since June 2008.   He also previously served as Vice President and General Manager of the respiratory care division of Hill-Rom Holdings, a leading global provider of medical equipment and services. He joined Hill-Rom in 2004 as Vice President of Strategy and Shared Services. Prior to joining Hill-Rom, Mr. Raver spent 10 years in a variety of leadership positions at Batesville Casket Company and the former Hillenbrand Industries, Inc.

Cynthia L. Lucchese, 53, was elected Senior Vice President and Chief Financial Officer effective February 8, 2008. From 2005 to 2007, she served as Senior Vice President and Chief Financial Officer for Thoratec Corporation. Prior to that, she worked 10 years for Guidant Corporation, now a part of Boston Scientific Corporation, in a variety of senior finance roles, including Vice President and Treasurer, Corporate Controller and Chief Accounting Officer, and Vice President of Finance and Administration of the Guidant Sales Corporation. Ms. Lucchese was also previously employed by Eli Lilly and Company and Ernst & Young LLP.

Diane R. Bohman, 43, was elected Senior Vice President, Integration effective December 4, 2012.  Ms. Bohman previously served as Vice President, Corporate Strategy of the Company from June 6, 2011, until she transitioned to her integration role with the Company.  From 2005 to 2011, Ms. Bohman served as Vice President, Logistics; Vice President and Chief Financial Officer; and Vice President, Strategy for Batesville.  Prior to this, Ms. Bohman worked for seven years at Hill-Rom Company, Inc., holding a broad array of positions in the finance organization.  She began her career in the business assurance practice of Coopers & Lybrand, LLC.  Ms. Bohman is a Certified Public Accountant.

William A. Canady, 47, was elected Senior Vice President of Corporate Strategy and Industrial Products effective November 4, 2013.  Prior to joining Hillenbrand, Mr. Canady worked at IDEX Corporation, a global fluidics leader serving high growth specialized markets.  Most recently he served as the Vice President, Strategy and Aftermarket for the IDEX Fluid and Metering Technologies Group.  Prior to that, he served in a number of leadership roles in the Fluid and Metering Technologies Group and was Vice President,

Sales and Marketing for IDEX’s Viking Pump subsidiary.  Prior to joining IDEX Corporation, Mr. Canady held a variety of leadership positions at Crane Co., Generac Power Systems, Invensys Climate Controls, and Sackner Products.

Scott P. George, 59, was elected Senior Vice President, Corporate Development effective January 30, 2012.  Mr. George has more than 30 years of investment banking experience, advising on more than 250 transactions.  Prior to joining Hillenbrand, he served as managing director and head of the Illinois practice for P&M Corporate Finance, LLC, in Chicago. Prior to that, he held a similar position at Morgan Joseph & Co. Mr. George’s experience also includes merger and acquisition advisory roles at Ernst & Young Corporate Finance, Salomon Brothers Inc., Morgan Stanley & Co., and Bankers Trust Co. A graduate of Northwestern University in economics, Mr. George earned his M.B.A. from the University of Chicago Booth School of Business.

Thomas Kehl, 53, was elected Senior Vice President of Hillenbrand effective September 6, 2013.  He has also served as President of Coperion since July 2013. Mr. Kehl joined Coperion in 2008 and has been a member of the Coperion Executive Board responsible for the Compounding and Service Competence Centers. Previously, he was Managing Director of Rieter Automatik, Senior Vice President of Rieter AG in Switzerland, and CEO of Freudenberg.

Kimberly K. Ryan, 46, was elected President of Batesville and Senior Vice President of Hillenbrand effective April 4, 2011.  Prior to joining Hillenbrand, Ms. Ryan served as Senior Vice President, North America Post-Acute Care of Hill-Rom Holdings, Inc.  Prior to that, she held various Vice President roles at Hill-Rom, leading its Turnaround Program, Shared Services and Information Technology from 2005 to 2007.  From 2000 to 2005, Ms. Ryan served in a number of senior roles at the former Hillenbrand Industries, Inc. and its subsidiaries, including Vice President, Shared Services; Batesville Casket Vice President, Business Information Systems; and Director, Enterprise Systems.  Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and Hillenbrand Industries in finance, planning, operations, logistics, and information technology.

Jan M. Santerre, 52, was elected Senior Vice President of Lean effective December 4, 2012.  She previously served as Vice President of Lean effective December 1, 2008.  Prior to joining Hillenbrand, she worked at Parker Hannifin Corporation, the world’s largest manufacturer of motion and control products.  Most recently she was Vice President of Operations in the Hydraulics Group, where she had responsibility for half of the North American divisions.  Prior to that, she was the Vice President of Lean Enterprise and Quality, where she developed the Parker Lean System and deployed it globally.  Ms. Santerre developed her Lean knowledge through managerial roles during her 18 years with Delphi Automotive Systems and General Motors.  Ms. Santerre received her Bachelor’s Degree in Electrical Engineering from Purdue University in 1983 and was selected for a General Motors Fellowship to the University of Michigan where she earned a Master of Engineering in Manufacturing in 1996.

Paul Douglas Wilson, 61, was elected Senior Vice President, Chief Administrative Officer effective January 3, 2011.  Prior to that, Mr. Wilson served as Senior Vice President, Human Resources effective March 14, 2008.  Prior to joining Hillenbrand, Mr. Wilson served as Vice President, Worldwide Merger Integration for Boston Scientific Corporation, following the close of the merger between Boston Scientific and Guidant Corporation in 2006. Mr. Wilson joined Guidant Corporation in 2002 and served as Vice President of Human Resources, the chief human resources officer. Prior to Guidant, Mr. Wilson was President and a Principal of Ronald Blue & Co., a privately held firm providing financial planning, investment management, tax planning, and philanthropic counsel. Mr. Wilson began his career with Eli Lilly and Company, where he spent 20 years in a variety of increasingly senior executive human resource roles.

John R. Zerkle, 59, was elected Senior Vice President, General Counsel and Secretary effective February 8, 2008. Prior to that, Mr. Zerkle served as Vice President and General Counsel of Batesville since March 2004. From September 2002 to February 2004, Mr. Zerkle served as Vice President and General Counsel of Forethought Financial Services, Inc., then a subsidiary of the former Hillenbrand Industries, Inc.  He also served as Compliance Officer for Forethought Investment Management, Inc.  Prior to joining Forethought, Mr. Zerkle was in private practice for 20 years, where he focused his practice on corporate, securities, regulatory, and banking law matters.

Elizabeth E. Dreyer, 51, was elected Vice President, Controller and Chief Accounting Officer effective December 1, 2010.  Prior to joining Hillenbrand, Ms. Dreyer served as the Vice President of Finance at Zimmer, Inc., an orthopedic medical device provider.  Prior to joining Zimmer, she was the Chief Financial Officer for Createc Corporation.  Ms. Dreyer has also held management roles in finance, organizational effectiveness, and audit at ADESA, Inc., Guidant Corporation, and Deloitte.  Ms. Dreyer is a Certified Public Accountant.

Availability of Reports and Other Information

Our website is www.hillenbrand.com.  We make available on this website, free of charge, access to press releases, conference calls, our annual and quarterly reports, and other documents filed with or furnished to the Securities and Exchange Commission (SEC) as soon as these reports are filed or furnished.  We also make available through this website position specifications for the Chairperson of our Board of Directors and its committees, as well as the members of the Board of Directors; our Code of Ethical Business Conduct

and Global Anti-Corruption Policy; the Corporate Governance Standards of our Board of Directors; and the charters of each of the standing committees of the Board of Directors.  All these documents are also available to shareholders in print upon request.

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

Risk Related to Hillenbrand

1.  A key component of our growth strategy is making significant acquisitions, some of which may be outside the industries in which we currently operate.  We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions.  If an acquisition were to perform unfavorably, it could have an adverse impact on our value.

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

We may acquire businesses with unknown liabilities, contingent liabilities, internal control deficiencies, or other risks.  We have plans and procedures to review potential acquisition candidates for a variety of due diligence matters, including compliance with applicable regulations and laws prior to acquisition.  Despite these efforts, realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position, or cause us to fail to meet our public financial reporting obligations.

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

If we acquire a company that operates in an industry that is different from the ones in which we currently operate, our lack of experience with that company’s industry could have a material adverse impact on our ability to manage that business and realize the benefits of that acquisition.

2.  Global market and economic conditions, including those related to the financial markets, could have a material adverse effect on our operating results, financial condition, and liquidity.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  Although we have seen stability or growth in some geographies since the global economic turmoil that began in 2008, we cannot assure you that these improvements will be sustainable or predict when the next recession will occur.  In addition, uncertainties in the euro zone may depress demand in the area and create additional risk to our financial results.

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

3.  International economic, political, legal, and business factors could negatively affect our operating results, cash flows, financial condition, and growth.

We derived approximately 43%, 17%, and 16% of our revenue from outside the U.S. for the years ended September 30, 2013, 2012, and 2011.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

Our international business is subject to risks that are often encountered in non-U.S. operations, including:

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

•                  differing labor regulations;

•                  difficulties in enforcing contract and property rights under local law;

•                  difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•                  differing protection of intellectual property.

Such risks may be more likely in emerging markets, where our operations may be subject to greater uncertainty due to increased volatility associated with the developing nature of their economic, legal, and governmental systems.

If we are unable to successfully manage the risks associated with expanding our global business, or to adequately manage operational fluctuations, it could adversely affect our business, financial condition or results of operations.

4.  We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these individuals.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims, competition, export and import compliance, money laundering, and data privacy.  In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree.  Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions; could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits; could cause us to incur significant legal fees; and could damage our reputation.

5.  We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our results of operations and financial condition.

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  Although we address currency risk management through regular operating and financing activities, and through the use of derivative financial instruments, those actions may not prove to be fully effective.

6.  Increased prices for, or unavailability of, raw materials used in our products could adversely affect profitability.

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

We cannot guarantee that the prices we are paying for commodities today will continue in the future or that the marketplace will continue to support current prices for our products or that such prices can be adjusted to fully offset commodity price increases in the future.  Any increases in prices resulting from a tightening supply of these or other commodities could adversely affect our profitability.  We do not engage in hedging transactions for raw material purchases, but we do enter into some fixed-price supply contracts.

Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made.  Several of the raw materials used in the manufacture of our products currently are procured from a single source.  If any of these sole-source suppliers were unable to deliver these materials for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities, or other factors, or if we were unable to negotiate acceptable terms for the supply of materials with these sole-source suppliers, our business could be adversely affected.  We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs.  Extended unavailability of a necessary raw material could cause us to cease manufacturing one or more products for a period of time.

7.  The Company could face labor disruptions that would interfere with operations.

Approximately 40% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

8.  Volatility in our investment portfolio could adversely impact our operating results and financial condition.

Hillenbrand has certain investments that were transferred to us by our former parent company with an aggregate carrying value of $11.3 as of September 30, 2013.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

9.  We are involved on an ongoing basis in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty, but could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies.  For a more detailed discussion of asserted claims, see Note 10 to our financial statements included in Part II, Item 8, of this Form 10-K.

10.  Upon the closing of our recent acquisition of Coperion, we increased our debt obligations significantly.  This increase could adversely affect the Company and limit our ability to respond to changes in our businesses.

As of September 30, 2013, our outstanding debt was $664.3.  This level of debt could have important consequences to our businesses.  For example:

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

11.  Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

Our Articles of Incorporation and By-laws, as well as Indiana law, contain provisions that could delay or prevent changes in control if our Board of Directors determines that such changes in control are not in the best interests of our shareholders.  While these provisions have the effect of encouraging persons seeking to acquire control of our Company to negotiate with our Board of Directors, they could enable our Board of Directors to hinder or frustrate a transaction that the Board of Directors believes is not in the best interests of shareholders, but which some, or a majority, of our shareholders might believe to be in their best interests.

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

Risk Related to the Process Equipment Group

1.  A significant portion of our investments in the Process Equipment Group includes goodwill and intangible assets that are subject to periodic impairment evaluations.  An impairment loss on these assets could have a material adverse impact on our financial condition and results of operations.

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

2.  The Process Equipment Group operates in cyclical industries.

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

3.  The Process Equipment Group derives significant revenues from the energy industry. Any decrease in demand for electricity, natural gas, or coal or an increase in regulation of the energy industry could have a material adverse effect on our business, financial condition, and results of operations.

The Process Equipment Group sells dry material separation and size reduction equipment to the electric generating, natural gas, and coal mining industries.  A significant portion of its sales are tied to the consumption of natural gas and coal as a means of generating electricity. The demand for natural gas and coal is dependent upon the availability and cost of alternative sources of energy, such as oil or nuclear power. Additionally, the cost of compliance with federal, state, and local laws and regulations on the energy industry may impact the demand for our products. As a result, any downturn in or disruption to the natural gas or coal industries or decrease in the demand for electricity, could have a material adverse effect on our business, financial condition, and results of operations.

Risk Related to Batesville

1.  Continued fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the sales volume of our burial caskets.

The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.  As the population of the U.S. continues to age, we anticipate the number of deaths in the U.S. will be relatively flat until aging baby boomers cause the number of deaths to increase.

Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s and are expected to continue to increase for the foreseeable future.  The increase in the number of cremations in the U.S. has resulted in a contraction in the demand for burial caskets.  This has been a contributing factor to lower burial casket sales volumes for Batesville in each of the last five years.  We expect these trends to continue in the foreseeable future and will likely continue to negatively impact burial casket volumes.

Finally, the number of deaths can vary over short periods of time and among different geographical areas, due to a variety of factors, including the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza.  Such variations could cause the sale of burial caskets to fluctuate from quarter to quarter and year to year.

2.  Batesville’s business is dependent on several major contracts with large national funeral providers. The relationships with these customers pose several risks.

Batesville has contracts with a number of national funeral home customers that constitute a sizeable portion of its overall sales volume.  Any decision by national funeral home customers to discontinue purchases from Batesville could have a material adverse effect on our financial condition, results of operations, and cash flows.  Also, while contracts with national funeral service providers give Batesville important access to purchasers of death care products, they may obligate Batesville to sell products at contracted prices for extended periods of time, therefore limiting Batesville’s ability, in the short term, to raise prices in response to significant increases in raw material prices or other factors.

3.  Batesville is facing competition from a number of non-traditional sources and from caskets manufactured abroad and imported into North America.

Non-traditional death care product providers, such as large discount retail stores, casket stores, and internet casket retailers could present more of a competitive threat to Batesville and its sales channel than is currently anticipated.  In addition, a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  For the past three years, sales from these non-traditional and Chinese providers have remained relatively stable and represent a small percentage of total casket sales in North America, collectively less than 5%.  It is not possible to quantify the financial impact that these competitors will have on Batesville in the future.  These competitors and any new entrants into the funeral products business may drive pricing and other competitive actions in an industry that already has nearly twice the necessary domestic production capacity.  Such competitive developments could have a negative impact on our results of operations and cash flows.

Item 1B.                                                UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.                                                         PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we own.  At September 30, 2013, the Process Equipment Group operated 18 significant manufacturing facilities located in the U.S. (New Jersey, Kansas, Ohio, Illinois, and Virginia), Germany, Switzerland, China, India, the United Kingdom, and Belgium.  Seven of these facilities are owned and 11 are leased.  The Process Equipment Group also leases or owns a number of other sales offices in Europe, Asia, Canada, and South America.

At September 30, 2013, Batesville operated five significant manufacturing facilities located in Indiana, Tennessee, Mississippi, and Mexico.  Four of these facilities are owned and one is leased.  Batesville also leases or owns a number of other warehouse distribution centers, service centers, and sales offices in the U.S., United Kingdom, Mexico, Canada, and Australia.

Facilities often serve multiple purposes, such as administration, sales, manufacturing, testing, warehousing, and distribution.  We believe our current facilities will provide adequate capacity to meet expected demand for the next several years.

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

For more information on various legal proceedings, see Note 10 to our financial statements included in Part II, Item 8, of this Form
10-K.  That information is incorporated into this Item by reference.

Item 4.                                                         MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.                                                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Hillenbrand common stock is traded on the New York Stock Exchange under the ticker symbol “HI.”  The following table reflects the quarterly range of high and low closing sales prices of our common stock for 2013 and 2012.

	2013		2012
	High	Low	High	Low
First quarter	$22.76	$18.22	$22.78	$17.40
Second quarter	$25.28	$23.07	$23.90	$22.31
Third quarter	$25.41	$22.88	$23.04	$17.54
Fourth quarter	$27.86	$23.80	$19.34	$16.82

On November 15, 2013, we had approximately 2,500 shareholders of record.

On July 24, 2008, our Board of Directors approved the repurchase of $100.0 of our common stock.  The program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2013, we had repurchased approximately 1,200,000 shares for $22.5, which were classified as treasury stock.  No shares were repurchased during 2013 or 2012.  At September 30, 2013, we had $77.5 remaining for share repurchases under the existing Board authorization.

Dividends

Although we have paid cash dividends since our inception on April 1, 2008, the declaration and payment of cash dividends is at the sole discretion of our Board of Directors and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements, and other factors deemed relevant by the Board of Directors.  We currently expect that comparable quarterly cash dividends will continue to be paid in the future.  The following table provides detail on the quarterly dividends paid to shareholders for the past three years.

	2013	2012	2011
First quarter	$0.1950	$0.1925	$0.1900
Second quarter	$0.1950	$0.1925	$0.1900
Third quarter	$0.1950	$0.1925	$0.1900
Fourth quarter	$0.1950	$0.1925	$0.1900

Item 6.                                                         SELECTED FINANCIAL DATA

(in millions, except per share data):

	2013	2012	2011	2010	2009
Net revenue	$1,553.4	$983.2	$883.4	$749.2	$649.1
Gross profit	$527.2	$388.9	$369.9	$313.3	$274.4
Operating profit	$118.1	$148.8	$158.6	$137.9	$155.0
Net income(1)	$63.4	$104.8	$106.1	$92.3	$102.3
Earnings per share - basic and diluted	$1.01	$1.68	$1.71	$1.49	$1.66
Cash dividends per share	$0.78	$0.77	$0.76	$0.75	$0.74
Total assets	$2,003.2	$1,087.5	$1,180.7	$1,048.9	$561.1
Long-term obligations	$961.4	$429.4	$601.4	$559.0	$122.2
Cash flows provided by operating activities	$127.2	$138.2	$189.5	$118.2	$123.2
Cash flows (used in) investing activities	$(441.0)	$(22.5)	$(154.5)	$(348.7)	$(5.3)
Cash flows provided by (used in) financing activities	$336.5	$(211.1)	$(22.0)	$289.8	$(97.4)
Capital expenditures	$29.9	$20.9	$21.9	$16.3	$10.0
Depreciation and amortization	$89.4	$40.4	$36.1	$28.2	$18.5

(1) Net income attributable to Hillenbrand

Item 7.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the year ended September 30, 2013, to the year ended September 30, 2012, and also compares our results for the year ended September 30, 2012 to the year ended September 30, 2011.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog amortization, inventory step-up, business acquisitions, restructuring, antitrust litigation, and sales tax recoveries.  The measures also exclude the tax benefit of the international integration in 2012 and expenses associated with long-term incentive compensation related to the international integration.  The related income tax effect for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

An important non-GAAP measure that we use is Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”).  As previously discussed, a part of our strategy is to selectively acquire companies that we believe can benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use Adjusted EBITDA, among other measures, to monitor our business performance.

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

See page 28 for a reconciliation of non-GAAP measures to the closest GAAP-equivalent of each measure.

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods.  Significant accounting policies which require management’s judgment are discussed below.  A detailed description of our accounting policies is included in the notes to our financial statements included in Part II, Item 8, of this Form 10-K.

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

Following the acquisition of Coperion, a portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2013.

Accounting for these contracts involves management judgment in estimating total contract revenue and cost.  Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance clauses.  Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires management judgment.  Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections.  Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.  Revenue and cost estimates are regularly monitored and revised based on changes in circumstances.  Anticipated losses on long-term contracts are recognized immediately when such losses become evident.  We maintain financial controls over the customer qualification, contract pricing, and estimation processes to reduce the risk of contract losses.

Revenue for components, replacement parts, and service is recognized on a completed contract basis when title and risk of loss passes to the customer.

Performance-Based Stock Compensation — The vesting of our performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the performance-based stock award table in Note 9 to our financial statements included in Part II, Item 8, of this Form 10-K.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection if it has changed significantly.  As a result, depending on the degree to which performance criteria are achieved or our projections change, our expenses related to the performance-based stock awards may become more volatile as we approach the final performance measurement date at the end of the three years.  This increase in volatility stems from the requirement to increase or reduce compensation expense as the projection of performance changes.  Thus, any one period’s financial results could be significantly affected by the cumulative effect of the adjustment.  Preparing the projection of performance requires us to exercise significant judgment as to the expected outcome of final performance up to three years in the future.  In making the projection, we consider both actual results and probable business plans for the future.  At September 30, 2013, we have recorded cumulative compensation expense associated with unvested performance-based stock awards of $4.1 which continues to be subject to periodic adjustments as the related awards approach their final performance measurement dates.

Retirement and Postretirement Plans — We sponsor retirement and postretirement benefit plans covering the majority of our employees.  Expense recognized for the plans is based upon actuarial valuations.  Inherent in those valuations are key assumptions including discount rates, expected returns on assets, and projected future salary rates.  The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our financial statements in the future. The discount rates used in the valuation of our defined benefit pension and postretirement benefit plans are evaluated annually based on current market conditions.  In setting the discount rate, we use a yield curve approach to discount each expected cash flow of the liability stream at an interest rate applicable to the timing of each cash flow based on corporate bond rates.  These present values are then converted into an equivalent weighted-average discount rate.  Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation-adjusted and weighted for the expected return for each component of the investment portfolio.  Our rate of assumed compensation increase for pension benefits is also based on our specific historical trends of past wage adjustments in recent years and expectations for the future.

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the weighted-average expected rate of return on pension assets and the weighted-average discount rate.  Our weighted-average expected rate of return on pension assets was 6.3%, 6.4%, and 6.9% at the end of 2013, 2012, and 2011, and the weighted-average discount rate at the end of 2013 was 4.1% for the pension plan and 3.5% for the postretirement healthcare plan.  A 50 basis-point change in the expected rate of return on domestic pension assets changes annual pension expense by $1.0.  A 50 basis-point change in the discount rate changes the annual domestic pension expense by $1.3 and the annual postretirement healthcare plan expense by less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon the new rates and assumptions, we expect the aggregate expense associated with our defined benefit plans to decrease to $14.6 in 2014.  See Note 5 to our financial statements included in Part II, Item 8, of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.

Uncertain Income Tax Positions — In assessing the need for reserves for uncertain tax positions, we make judgments regarding the technical merit of a tax position and, when necessary, an estimate of the settlement amount based upon the probability of the outcome.  At September 30, 2013, we had reserves of $6.4 established for uncertain tax positions based upon our estimates.  Our ability to make and update these estimates is limited to the information we have at any given point in time.  This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others.  As information available to us evolves, we update our reserves quarterly.  These updates can result in volatility to our income tax rate (particularly in a given quarter) if new information or developments result in a significant change in our estimate.

Business Combinations — Estimating fair value for acquired assets and liabilities as part of a business combination typically requires us to exercise judgment, particularly for those assets and liabilities that may be unique or not easily determined by reference to market data.  Often estimates for these types of acquired assets and liabilities will be developed using valuation models that require both historical and forecasted inputs, as well as market participant expectations.  Thus, the valuation is directly affected by the inputs we judge as best under the given circumstances.  When material, we expect to seek assistance of competent valuation professionals when the underlying valuation is more complex or unique.

We anticipate that in most cases, we will exercise significant judgment in estimating the fair value of intangible assets, contingent liabilities, and contingent consideration.  This list is not exhaustive, but is designed to give you a better understanding of where we think a larger degree of judgment will be required due to the nature of the item and the way it is typically valued.

Asset Impairment Determinations — We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever circumstances suggest that impairment may have occurred.  We evaluate the carrying value of finite-lived intangible assets whenever circumstances suggest that impairment may have occurred.  Significant assumptions are utilized including forecasted operating results, strategic plans, economic projections, anticipated future cash flows, the weighted-average cost of capital, comparable transactions, market data, and earnings multiples.  The assumptions that have the most significant effect on the fair value calculations are the anticipated future cash flows, discount rates, and the earnings multiples.  While we use reasonable and timely information to prepare our cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future non-cash impairment charges.

EXECUTIVE OVERVIEW

Hillenbrand is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands, robust cash generation capabilities, and strong core competencies.  Hillenbrand has two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  Batesville is a recognized leader in the North American death care industry.  Batesville performs several critical roles within the portfolio.  It serves as the Company’s core cash-generating operation by providing strong annual operating cash flows.  As the source of Hillenbrand’s strong core competencies, including Lean, strategy management, and talent development, it provides talent to imbed these core competencies in acquired companies.  Batesville’s performance has allowed management to invest in acquisitions that provide diversification, with a focus on companies with growth opportunities and an ability to benefit from Hillenbrand’s strong core competencies.  We believe we can most effectively continue to increase shareholder value by leveraging our strong financial position and core competencies to continue to build a global diversified industrial company with strong positions in multiple growth-oriented industries.

On March 20, 2013, Kenneth A. Camp notified the Board of Directors of Hillenbrand of his intent to retire as President, CEO, and a Director.  Hillenbrand’s Board of Directors thereafter announced its decision to transfer these leadership roles to Hillenbrand executive, Joe A. Raver.  Mr. Camp stepped down from his executive and directorial positions on September 6, 2013, to effect a smooth transition of leadership to Mr. Raver prior to Mr. Camp’s planned retirement as an employee of Hillenbrand on December 31, 2013.  In addition to his role as Hillenbrand’s president, CEO, and director, Mr. Raver also continues to serve as President of the Process Equipment Group.

Another significant event in 2013 was our acquisition of Coperion Capital GmbH (“Coperion”), on December 1, 2012, in a transaction valued at $540.7.  Based in Stuttgart, Germany, Coperion is a global leader in the manufacturing of compounding, extrusion, and material handling equipment used in a broad range of industries, including plastics, chemicals, food processing, pharmaceutical, and aluminum.  Coperion has been in business since 1879, operates nine manufacturing sites in Germany, the United States (“U.S.”), China, and India, and has sales offices in approximately 30 locations in the Americas, Europe, and Asia.  Approximately one-third of Coperion’s revenue is derived from replacement parts and service, generating a large portion of recurring business due to its well-positioned service network and active installed base of equipment across the world.

Coperion revenues consist of large system sales, equipment, components, replacement parts, and service.  Large system sales are generally fulfilled over 12 to 18 months, during which customers generally pay a deposit and make progress payments before and during the manufacture of the order.  Working capital requirements for Coperion generally range from an optimal negative working capital position, where cash received from customers is more heavily weighted toward the beginning of the project, to our current position where a larger portion of the cash will be received in later stages of manufacturing.

The Coperion business model includes large system projects, where strong application and process engineering expertise is used to create a broad system solution for customers.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margins are lower on these large system sales when compared to the rest of the business.  Hillenbrand believes that selling these complete systems provides a significant competitive advantage and increases margin dollars.

The Coperion acquisition was the largest in the Company’s history and represented an important step in the execution of our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group.  The integration of Coperion with the Process Equipment Group will continue to be a key initiative for the next 12 months.  Combining our product offerings to provide a more complete system solution is our highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group to enter new global markets more quickly.  We also expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s Lean tools and other core competencies to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

The calculation of fair value of Coperion’s assets and liabilities is preliminary and subject to adjustment based on finalization of the closing balance sheet.  The fair value assigned to Coperion’s backlog was $34.3 and was amortized over 10 months.  The fair values assigned to Coperion’s customer relationships and technology total $201.9 and will be amortized on a straight-line basis over their estimated useful lives.  The fair value assigned to Coperion’s inventory resulted in a step-up in value of $21.6, and was amortized through cost of goods sold over 10 months.  The fair value assigned to Coperion’s property, plant, and equipment resulted in a step-up in value of $19.5, and will be depreciated over the useful lives of the assets.  The acquisition resulted in preliminary goodwill of $267.8.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30
Hillenbrand	2013 (a)	2012	2011 (b)
Net revenue	$1,553.4	$983.2	$883.4
Gross profit	527.2	388.9	369.9
Operating expenses	409.1	240.1	211.3
Operating profit	118.1	148.8	158.6
Interest expense	24.0	12.4	11.0
Other income (expense), net	(0.4)	(1.5)	10.2
Income tax expense	28.3	30.1	51.7
Net income(1)	63.4	104.8	106.1

(1)         Net income attributable to Hillenbrand

(a)         Included ten months of operations related to Coperion following its acquisition on December 1, 2012

(b)         Included one month of operations related to Rotex following its acquisition on August 31, 2011

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

Revenue grew $570.2 (58%).  Changes in foreign currency exchange rates did not have a significant impact on revenue year over year.

•                  The Process Equipment Group’s revenue increased $556.3 (148%) due to the acquisition of Coperion ($590.9) in December 2012.  Revenue for the rest of the Process Equipment Group decreased 9% primarily due to the expected sharp reduction ($24.3) in demand for equipment that processes proppants.  Demand for this type of equipment spiked dramatically in the second quarter of 2012 and continued at relatively high levels before dropping off dramatically at the end of the fourth quarter of 2012.  To a lesser degree, lower demand for equipment that is used in the potash industry also impacted revenue ($7.6).

•                  Batesville’s revenue was $620.7, an increase of $13.9 (2%).  The increase was due to an increase in the average selling price ($10.1) along with an increase in volume ($3.8).

Gross profit grew $138.3 (36%) to $527.2 due to growth in both segments.  Consolidated gross profit margin was 33.9%, a decrease of 570 basis points.  On an adjusted basis, which excluded items described below, gross profit grew $159.3 (41%) to $552.4 and adjusted gross profit margin was 35.6%, a decrease of 440 basis points.

•                  The Process Equipment Group’s gross profit grew $122.3 (76%) to $283.8 and was driven by the Coperion acquisition.  This increase was offset in part by a $15.9 decrease for the rest of the Process Equipment Group due to lower revenue.  Gross profit margin was 30.4% in 2013 compared to 42.9% in 2012.  The decrease in gross profit margin was a reflection of the Coperion acquisition, which includes large system sales. A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margins are lower on these large system sales when compared to the rest of the business.

Gross profit margin also included Coperion acquisition-related charges ($22.0 in 2013) and restructuring charges ($0.3 in 2013 and $0.9 in 2012).  Excluding these items, adjusted gross profit grew $143.7 (88%) to $306.1.  Adjusted gross profit margin decreased from 43.1% in 2012 to 32.8% in 2013.

•                  Batesville’s gross profit grew $16.0 (7%) to $243.4.  Gross profit margin grew 170 basis points to 39.2% in 2013.  This growth was primarily driven by an increase in the average selling price in 2013 ($10.1), higher volumes ($2.1), and savings from structural changes implemented in 2012 that benefited 2013 ($3.2).  The increase was offset in part by savings in 2012 related to changes in employee benefits and other estimates ($2.3).

Included in gross profit margin are restructuring charges ($2.9 in 2013 and $3.3 in 2012).  Excluding these charges, adjusted gross profit grew $15.6 (7%) to $246.3 in 2013.  Adjusted gross profit margin was 39.7%, a 170 basis-point improvement over 2012.

Operating expenses increased $169.0 to $409.1 in 2013, primarily due to the acquisition of Coperion.  Operating expenses as a percentage of revenue increased 190 basis points to 26.3% in 2013.  This includes $10.4 of ongoing amortization expense for the ten months since Coperion was acquired and the following items:

	Year Ended September 30,
	2013	2012
Backlog amortization	$34.5	$2.5
Business acquisition costs	16.8	4.2
Restructuring charges	0.9	4.3
Antitrust litigation expenses	0.2	5.5
Long-term incentive compensation expense related to the international integration	—	2.2

The vesting of our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  As such, the tax benefit from the international integration in 2012 resulted in additional compensation expense related to performance-based stock awards.

On an adjusted basis, which excluded backlog amortization, business acquisition costs, restructuring charges, antitrust litigation expenses, and long-term incentive compensation expense related to the international integration, operating expenses increased $135.3 to $356.6.  Our adjusted operating expense-to-revenue ratio increased by 50 basis points to 23.0% in 2013.

Our continued focus on the application of Hillenbrand’s Lean business principles and practices continues to increase efficiencies across the organization.  This is evident both in the Process Equipment Group, which is continuing to mature in these practices, and Batesville, where Lean has evolved to an advanced level with projects such as single-point scheduling to connect its entire value chain.

Interest expense increased $11.6 due primarily to borrowings in connection with the Coperion acquisition, which led to higher weighted-average principal borrowings and higher interest rates on the revolving credit facility as well as interest expense incurred on the new term loan.

Other income (expense), net was $0.4 of expense in 2013 compared to $1.5 of expense in 2012.  See Note 11 to our financial statements included in Part II, Item 8, of this Form 10-K for more detailed information.

The income tax rate was 30.2% in 2013 compared to 22.3% in 2012.  The year-over-year change in the effective tax rate was largely due to a $10.4 reduction of income tax expense in 2012, attributable to the permanent reinvestment of historical earnings of certain Swiss operations.  (For more information, see Note 7 to our financial statements included in Part II, Item 8, of this Form 10-K.)  The effective income tax rate was favorably impacted by the acquisition of Coperion, which produced a larger percentage of income from foreign sources in lower tax rate jurisdictions in 2013.  Excluding the $10.4 tax benefit as well as the tax effect of all other adjustments discussed above, our adjusted effective income tax rate was 29.9% in 2013 compared to 30.5% in 2012.

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

Revenue grew $99.8 (11%) or $103.7 on a constant currency basis.

•                  The Process Equipment Group’s revenue increased $130.5 (53%) or $133.3 (54%) on a constant currency basis.  The revenue increase was due primarily to the acquisition of Rotex in August 2011 ($109.7), in addition to 9% growth in the rest of the Process Equipment Group.

•                  Batesville’s revenue was $606.8, a decrease of $30.7 (5%) or $29.6 on a constant currency basis.  The decrease was the result of lower volume ($30.3).

Gross profit grew $19.0 (5%) to $388.9 in 2012 due to growth in the Process Equipment Group, offset by Batesville results.  Gross profit margin was 39.6%, a decrease of 230 basis points. On an adjusted basis, which excluded items described below, gross profit grew $20.4 (5%) to $393.1 and adjusted gross profit margin decreased 220 basis points to 40.0%.

•                  The Process Equipment Group’s gross profit grew $55.8 (53%) to $161.5.  Gross profit margin decreased 10 basis points to 42.9% in 2012 due to product mix and market factors that impact pricing.

The Process Equipment Group’s gross profit included restructuring charges ($0.9 in 2012) and inventory step-up charges related to the Rotex acquisition ($2.8 in 2011).  Excluding these items, adjusted gross profit grew $53.9 (50%) to $162.4 and adjusted gross profit margin decreased 100 basis points to 43.1% in 2012.

•                  Batesville’s gross profit decreased $36.8 (14%) to $227.4.  Gross profit margin decreased 390 basis points to 37.5% in 2012.  The decrease in the gross profit margin was due to lower volume ($19.4), increased commodity costs ($4.8), increased distribution costs ($2.3), and short-term transition costs including those related to a shift consolidation ($1.6).

Batesville’s gross profit also included restructuring charges ($3.3 in 2012).  Excluding the restructuring charges, adjusted gross profit decreased $33.5 (13%) to $230.7 and adjusted gross profit margin decreased 340 basis points to 38.0% in 2012.

Operating expenses increased $28.8 to $240.1 in 2012, primarily due to the acquisition of Rotex.  Operating expenses as a percentage of revenue increased 50 basis points to 24.4%.  Amortization of intangible assets was $21.7 in 2012, which included a full year of amortization expense related to the Rotex acquisition, compared to $17.0 in 2011, which included only one month of Rotex’s amortization expense.  Operating expenses also included the following items:

	Year Ended September 30,
	2012	2011
Backlog amortization	$2.5	$0.8
Business acquisition costs	4.2	6.3
Restructuring charges	4.3	1.3
Antitrust litigation expenses	5.5	1.3
Long-term incentive compensation expense related to theInternational integration	2.2	—
Sales tax recoveries	—	(0.8)

On an adjusted basis, which excluded the items listed in the table above, operating expenses increased $18.9 to $221.3.  Our adjusted operating expense-to-revenue ratio improved by 40 basis points to 22.5%.

Interest expense increased $1.4 in 2012 due primarily to higher weighted-average principal borrowings on the revolving credit facility.

Other income (expense), net was $1.5 of expense in 2012 compared to $10.2 of income in 2011, representing a variance of $11.7.

•                  Interest income related to the Forethought Note was $6.4 less in 2012 due to the early collection of the note in April 2011.

•                  Income from investments in limited partnerships decreased $3.8 in 2012.

•                  See Note 11 to our financial statements included in Part II, Item 8, of this Form 10-K for more detailed information.

The income tax rate was 22.3% in 2012 compared to 32.8% in 2011.  The year-over-year change in the effective tax rate was largely due to a $10.4 tax benefit recognized in 2012 attributable to the permanent reinvestment of historical earnings of certain Swiss operations.  The rate was also favorably impacted by an increase in the percentage of foreign source income in lower rate jurisdictions, and a decrease in uncertain tax positions.  Excluding the $10.4 benefit, our adjusted income tax rate was 30.5% in 2012 compared to 32.9% in 2011.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Year Ended September 30,
	2013 (a)		2012		2011 (b)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$932.7	100.0	$376.4	100.0	$245.9	100.0
Gross profit	283.8	30.4	161.5	42.9	105.7	43.0
Operating expenses	265.8	28.5	107.4	28.5	72.3	29.4
Operating profit	18.0	1.9	54.1	14.4	33.4	13.6
Depreciation and amortization	71.1	7.6	23.3	6.2	17.5	7.1

(a)         Included ten months of operations related to Coperion following its acquisition on December 1, 2012

(b)         Included one month of operations related to Rotex following its acquisition on August 31, 2011

Year Ended September 30, 2013, Compared to Year Ended September 30, 2012

Revenue increased $556.3 (148%) driven by the acquisition of Coperion ($590.9) in December 2012.  For the rest of the Process Equipment Group, revenue decreased 9% primarily due to the expected sharp reduction ($24.3) in demand for equipment that processes proppants.  Demand for this type of equipment spiked dramatically in the second quarter of 2012 and continued at relatively high levels before dropping off dramatically at the end of the fourth quarter of 2012.  To a lesser degree, lower demand for equipment used in the potash industry also impacted revenue ($7.6).

We believe that the industries the Process Equipment Group serves have attractive long-term growth prospects because of the increase in demand resulting from the expanding middle class in countries such as China and India.  While overall demand for Process Equipment Group products is expected to increase over the long run, we expect demand to shift from time to time.  These shifts can be attributed to the cyclicality of these industries, as demonstrated in the proppants market in 2012, or by long-term capacity expansions, as demonstrated currently with the building and expansion of polyolefin plants.

We expect future revenue for the Process Equipment Group to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars.  Based upon new orders accepted, including those related to the Coperion acquisition, less orders completed and shipped, backlog increased from $120.5 on September 30, 2012, to $604.3 on September 30, 2013.  Backlog increased primarily due to the acquisition of Coperion.

Gross profit grew $122.3 (76%) to $283.8 primarily due to the Coperion acquisition, offset in part by a $15.9 decrease for the rest of the Process Equipment Group due to lower revenue.  Gross profit margin decreased from 42.9% to 30.4%.

The decrease in gross profit margin in 2013 was a reflection of the Coperion acquisition, which includes large system sales. A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margins are lower on these large system sales when compared to the rest of the business.

Gross profit included inventory step-up charges related to the Coperion acquisition ($21.8 in 2013), restructuring costs ($0.3 in 2013 and $0.9 in 2012), and business acquisition costs ($0.2 in 2013).  Step-ups in inventory value were recorded at the time of the Coperion acquisition and were subsequently expensed when the inventory was sold.  Excluding these items, adjusted gross profit increased $143.7 (88%) to $306.1 and adjusted gross profit margin decreased from 43.1% to 32.8%.

Operating expenses increased $158.4 to $265.8 and our operating expense-to-revenue ratio was flat year over year at 28.5%.  Operating expenses included ten months of ongoing amortization expense ($10.4) related to intangible assets acquired in the Coperion acquisition.

Operating expenses also included backlog amortization ($34.5 in 2013 and $2.5 in 2012), business acquisition costs ($3.1 in 2013), restructuring costs ($0.2 in 2013 and $2.8 in 2012), and long-term incentive compensation related to the international integration ($0.2 in 2012).  Excluding these charges, adjusted operating expenses increased $126.1 to $228.0 and the adjusted operating expense-to-revenue ratio was 24.4% compared to 27.1% in 2012.

Year Ended September 30, 2012, Compared to Year Ended September 30, 2011

Revenue increased $130.5 (53%) in 2012, or $133.3 (54%) on a constant currency basis.  The increase was attributable primarily to the Rotex acquisition ($109.7), as well as 9% growth in the rest of the Process Equipment Group.  Rotex revenue was positively impacted by increased demand for equipment that processes proppants.  Demand for this type of equipment spiked dramatically in the second quarter of 2012 and continued at relatively high levels before dropping off dramatically at the end of the fourth quarter of 2012.  Based upon new orders accepted, including those related to the Rotex acquisition, less orders completed and shipped, order backlog increased from $119.0 on September 30, 2011, to $120.5 on September 30, 2012.

Gross profit increased 53% to $161.5 in 2012 primarily as a result of the Rotex acquisition.  Gross profit margin decreased by 10 basis points to 42.9%.  Gross profit margin for the Process Equipment Group is influenced by a variety of factors, including the timing and size of orders, the mix of products and services sold, and market factors that impact pricing.

Gross profit included restructuring costs ($0.9 in 2012) and inventory step-up charges ($2.8 in 2011).  Step-ups in inventory value were recorded at the time of the Rotex acquisition and were subsequently expensed when the inventory was sold.  Excluding these costs, adjusted gross profit increased $53.9 to $162.4 and the adjusted gross profit margin decreased by 100 basis points to 43.1%.  Early in 2012 the Process Equipment Group was strategically realigned through the consolidation of certain manufacturing facilities.  This resulted in the closure of one manufacturing plant, enabling the Process Equipment Group to more efficiently meet customer needs, while continuing to provide the same high-quality products and services.

Operating expenses increased $35.1 to $107.4 in 2012.  The operating expense-to-revenue ratio improved from 29.4% in 2011 to 28.5% in 2012 due to the integration of Rotex, which has a lower operating expense-to-revenue ratio than the rest of the Process Equipment Group.

Operating expenses include restructuring charges ($2.8 in 2012), backlog amortization ($2.5 in 2012 and $0.8 in 2011), and long-term incentive compensation related to the international integration ($0.2 in 2012).  Excluding these items, adjusted operating expenses increased $30.7 to $101.9 and the adjusted operating expense-to-revenue ratio improved 190 basis points to 27.1%.

OPERATIONS REVIEW — BATESVILLE

	Year Ended September 30,
	2013		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$620.7	100.0	$606.8	100.0	$637.5	100.0
Gross profit	243.4	39.2	227.4	37.5	264.2	41.4
Operating expenses	100.1	16.1	99.0	16.3	101.5	15.9
Operating profit	143.3	23.1	128.4	21.2	162.7	25.5
Depreciation and amortization	17.9	2.9	16.6	2.7	17.8	2.8

Year Ended September 30, 2013, Compared to Year Ended September 30, 2012

Revenue increased $13.9 (2%) to $620.7 in 2013 and was driven primarily by an increase in the average selling price ($10.1) and volume ($3.8).  Based on preliminary U.S. and Canadian mortality information, the death care industry experienced a year-over-year increase in deaths that was slightly higher than the estimated increase of families choosing cremation.  This resulted in flat to slightly increasing burial product demand versus 2012.

Gross profit increased 7% to $243.4 in 2013 and gross profit margin improved 170 basis points to 39.2%.  The increase in gross profit was primarily driven by an increase in the average selling price in 2013 ($10.1), savings from structural changes implemented in 2012 that benefitted 2013 ($3.2), and higher volumes ($2.1), and were offset in part by savings in 2012 related to changes in employee benefits and other estimates ($2.3).

Gross profit also included restructuring charges ($2.9 in 2013 and $3.3 in 2012).  Excluding restructuring charges, adjusted gross profit grew $15.6 (7%) to $246.3 and adjusted gross profit margin was 39.7%, a 170-basis-point improvement over 2012.

Operating expenses increased $1.1 (1%) to $100.1 in 2013 and the operating expense-to-revenue ratio was relatively flat at 16.1% compared to 16.3% in 2012.  Operating expenses increased in 2013 due to strategic initiatives spending, particularly in technology offerings ($4.4), and incentive compensation expense ($3.0).  Changes in employee benefits and other estimates reduced expense by $4.4 in 2012.

Operating expenses included restructuring charges ($0.5 in 2013 and $0.6 in 2012), antitrust litigation expense ($0.2 in 2013 and $5.5 in 2012), and long-term incentive compensation related to the international integration ($0.8 in 2012).  Excluding these charges, adjusted operating expenses increased 8% to $99.3, and the adjusted operating expense-to-revenue ratio increased by 80 basis points to 16.0%.

Year Ended September 30, 2012, Compared to Year Ended September 30, 2011

Revenue decreased $30.7 (5%) to $606.8 in 2012 primarily due to a decrease in volume ($30.3).  Revenue decreased $29.6 on a constant currency basis.  The volume decrease was a result of the decrease in U.S. and Canadian burial product demand driven by an above average change in the percentage of families choosing cremation.

Gross profit decreased 14% to $227.4 in 2012 and gross profit margin decreased 390 basis points to 37.5%.  This decrease was primarily due to lower volume ($19.4), increased distribution costs ($2.3), and increased commodity costs ($4.8), and was offset in part by $2.3 in savings related to changes in employee benefits and other estimates.

Batesville also incurred $1.6 in transition costs in 2012.  Management consistently sizes operations to respond to changing market conditions and consumer preferences, and continuously evaluates capacities to ensure products are manufactured in the most efficient manner possible.  As a result, Batesville consolidated the first and second shifts at one of its plants and converted one of its international manufacturing facilities into a distribution center.

Gross profit also included restructuring charges ($3.3 in 2012).  Excluding these charges, adjusted gross profit decreased 13% to $230.7, and adjusted gross profit margin decreased 340 basis points to 38%.

Operating expenses decreased $2.5 (2%) to $99.0 in 2012 and the operating expense-to-revenue ratio increased from 15.9% to 16.3%.  Management adjusted its cost structure to offset declining volumes and reduced compensation and benefit expenses by $7.6, including $4.4 of savings related to changes in employee benefits and other estimates that we do not expect to take place again in the future.

Operating expenses included antitrust litigation expense ($5.5 in 2012 and $1.3 in 2011), restructuring charges ($0.6 in 2012 and $1.3 in 2011), long-term incentive compensation related to the international integration ($0.8 in 2012), and sales tax recoveries ($0.8 in 2011).  Excluding these items, adjusted operating expenses decreased $7.7 to $92.0 and the operating expense-to-revenue ratio improved by 40 basis points to 15.2%.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2013		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Operating expenses, excluding business acquisition costs, long-term incentive compensation related to the international integration, and restructuring costs	$29.3	1.9	$27.4	2.8	$31.5	3.5
Business acquisition costs	13.7	0.9	4.2	0.4	6.0	0.7
Long-term incentive compensation related to the international integration	—	—	1.2	0.1	—	—
Restructuring costs	0.2	—	0.9	0.1	—	—
Operating expenses	$43.2	2.8	$33.7	3.4	$37.5	4.2

Depreciation and amortization	0.4		0.5		0.8

Year Ended September 30, 2013, Compared to Year Ended September 30, 2012

Operating expenses excluding business acquisition costs, long-term incentive compensation related to the international integration, and restructuring costs increased $1.9 (7%) in 2013.  The year-over-year increase was driven by increased incentive compensation ($1.5).  These expenses as a percentage of revenue were 1.9%, an improvement of 90 basis points compared to 2.8% in 2012.  We expect this ratio to continue to decline.

Year Ended September 30, 2012, Compared to Year Ended September 30, 2011

Operating expenses excluding business acquisition costs, long-term incentive compensation related to the international integration, and restructuring costs decreased $4.1 (13%) in 2012.  These expenses as a percentage of revenue were 2.8%, an improvement of 70 basis points compared to 3.5% in 2011.  The year-over-year decrease was driven by a reduction in incentive compensation ($3.8).

NON-GAAP OPERATING PERFORMANCE MEASURES

The following are reconciliations from GAAP operating performance measures to the relevant non-GAAP (adjusted) performance measures.

	Year Ended September 30,
	2013				2012				2011
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$1,026.2	$(25.2	)(a)	$1,001.0	$594.3	$(4.2	)(f)	$590.1	$513.5	$(2.8	)(i)	$510.7
Operating expenses	409.1	(52.5	)(b)	356.6	240.1	(18.8	)(g)	221.3	211.3	(8.9	)(j)	202.4
Interest expense	24.0	(1.2	)(c)	22.8	12.4	—		12.4	11.0	—		11.0
Other income (expense), net	(0.4)	(1.1	)(d)	(1.5)	(1.5)	—		(1.5)	10.2	—		10.2
Income tax expense	28.3	22.9	(e)	51.2	30.1	18.1	(h)	48.2	51.7	4.0	(k)	55.7
Net income(1)	63.4	54.9		118.3	104.8	4.9		109.7	106.1	7.7		113.8
Diluted EPS	1.01	0.87		1.88	1.68	0.08		1.76	1.71	0.13		1.84

Ratios:
Gross margin	33.9%	1.7%		35.6%	39.6%	0.4%		40.0%	41.9%	0.3%		42.2%
Operating expenses as a % of revenue	26.3%	(3.3)%		23.0%	24.4%	(1.9)%		22.5%	23.9%	(1.0)%		22.9%

(1) Net income attributable to Hillenbrand
P = Process Equipment Group; B = Batesville; C = Corporate
(a)	Inventory step-up ($21.8 P), restructuring ($0.3 P, $2.9 B), business acquisition costs ($0.2 P)
(b)	Backlog amortization ($34.5 P), business acquisition costs ($3.1 P, $13.7 C), restructuring ($0.2 P, $0.5 B, $0.2 C), antitrust litigation ($0.2 B), other ($0.1 B)
(c)	Business acquisition costs ($1.2 C)
(d)	Acquisition-related foreign currency transactions ($0.8 C), business acquisition costs ($0.2 C), other ($0.1 B)
(e)	Tax effect of adjustments
(f)	Restructuring ($0.9 P, $3.3 B)
(g)

Antitrust litigation ($5.5 B), restructuring ($2.8 P, $0.6 B, $0.9 C), business acquisition costs ($4.2 C), backlog amortization ($2.5 P), long—term incentive compensation related to the international integration ($0.2 P, $0.8 B, $1.2 C), other ($0.1 B)

(h)	Tax benefit of the international integration ($10.4), tax effect of adjustments ($7.7)
(i)	Inventory step-up ($2.8 P)
(j)	Restructuring ($1.3 B), antitrust litigation ($1.3 B), business acquisition costs ($0.3 P, $6.0 C), backlog amortization ($0.8 P), sales tax recoveries ($0.8 B)
(k)	Tax effect of adjustments

	Year Ended September 30,
	2013	2012	2011
Net income of consolidated and affiliated subsidiaries	$65.4	$104.8	$106.1
Interest income	(0.6)	(0.5)	(7.4)
Interest expense	24.0	12.4	11.0
Income tax expense	28.3	30.1	51.7
Depreciation and amortization	89.4	40.4	36.1
EBITDA	$206.5	$187.2	$197.5
Antitrust litigation	0.2	5.5	1.3
Long-term incentive compensation related to the international integration	—	2.2	—
Restructuring	2.8	8.3	1.3
Inventory step-up	21.8	—	2.8
Business acquisition costs	16.0	4.2	6.3
Other	0.2	—	(0.8)
EBITDA - Adjusted	$247.5	$207.4	$208.4

Adjusted EBITDA for 2013 compared to 2012 increased $40.1 (19.3%), due primarily to the acquisition of Coperion and increased volume at Batesville.  Adjusted EBITDA for 2012 compared to 2011 decreased $1.0 (1%), primarily due to the decrease in volume at Batesville and lower investment income.  This decrease was offset in part by growth from the Rotex acquisition, as well as growth in the rest of the Process Equipment Group.

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing 2013 to 2012.  We discuss how we see cash flow being affected for the next 12 months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

We believe the twelve-month outlook for our business remains strong.  As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.  Our debt financing includes long-term notes, a term loan, and a revolving credit facility, as part of our overall financing strategy.  We believe we continue to have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access long-term financing, we had $349.7 of borrowing capacity available under the revolving credit facility as of September 30, 2013.  The available borrowing capacity reflects a reduction of $24.8 for outstanding letters of credit issued under the facility.  The Company has the ability to increase the total borrowing capacity under the revolving credit facility by an additional $300.0 subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of September 30, 2013, we had credit arrangements totaling $305.9, under which $204.6 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”) entered into on June 3, 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The LG Facility matures on June 3, 2018, or earlier, should we elect to discontinue or fail to replace our primary credit facility which expires on July 27, 2017.  The Company has the ability to increase the total capacity under the LG facility by an additional €70.0 subject to approval of the lenders.  There were no direct cash borrowings under these credit arrangements as of September 30, 2013.

We have significant operations outside the U.S.  The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $33.4 at September 30, 2013.  We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

We did not make discretionary contributions to our pension plans in 2013.  We are not required to make discretionary contributions, nor do we currently have plans to do so in 2014.  Our minimum required contribution to our pension plans in 2014 is $20.1.  We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and will make funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2013, which will require approximately $12.4 each quarter based on our outstanding common stock at September 30, 2013.  We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  We did not make any repurchases during 2013.

We expect existing cash, cash flows from operations, and the issuance of debt to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on all of the aforementioned factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

	Year Ended September 30,
(in millions)	2013	2012	2011
Cash flows provided by (used in)
Operating activities	$127.2	$138.2	$189.5
Investing activities	(441.0)	(22.5)	(154.5)
Financing activities	336.5	(211.1)	(22.0)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.1	4.1
Increase (decrease) in cash and cash equivalents	$22.5	$(95.3)	$17.1

Operating Activities

Cash provided by operating activities in 2013 compared to 2012 decreased $11.0 (8%) primarily due to increased working capital requirements at Coperion, where we made investments to finance Coperion customer projects in process.  Certain projects underway have payment schedules where a large portion of the cash will be received in later stages of manufacturing.  The terms of these deposits and progress payments vary greatly among industries and geographies.

Working capital requirements for Coperion generally range from an optimal negative working capital position, where cash received from customers is more heavily weighted toward the beginning of the project, to our current position where a larger portion of the cash will be received in later stages of manufacturing.  We expect working capital may fluctuate in the future due to the mix and geography of customer projects in process at any point in time.

Cash provided by operating activities in 2012 compared to 2011 decreased $51.3 (27%), primarily due to the receipt of $59.7 of interest in 2011 in conjunction with the final settlement of the Forethought Note, offset in part by $6.4 of related interest income.  The Process Equipment Group’s core pre-tax operating cash flows contributed approximately $6.3 more to our operating cash flows in 2012 compared to the prior year, as 12 months of operations were included for Rotex compared to one month in 2011.  In addition, cash provided by operating activities was positively affected by a $26.2 decrease in cash payments for income taxes in 2012.

Investing Activities

Cash used in investing activities in 2013 compared to 2012 was largely impacted by increased acquisition activity ($415.7 paid in 2013, primarily related to Coperion, compared to $4.4 paid in 2012), and increased capital expenditures in 2013 ($9.0).

Cash used in investing activities in 2012 compared to 2011 was largely impacted by decreased acquisition activity ($4.4 paid in 2012 compared to $240.4 paid in 2011 for Rotex).  In addition, we received $91.5 for the full repayment of principal on the Forethought Note in 2011 and sold auction rate securities and investments ($0.8 in 2012 and $12.4 in 2011).

Financing Activities

Cash provided by (used in) financing activities was largely impacted by our acquisition activity.  Our practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities in 2013 was $336.5 compared to cash used by financing activities in 2012 of $211.1.  Net borrowings of $389.3 in 2013 were due primarily to the acquisition of Coperion, including net borrowings on the term loan ($190.0) and the revolving credit facility ($199.3).  During 2012, we made $160.0 of net repayments on our revolving credit facility.

We returned over $48.7 to shareholders in 2013 in the form of quarterly dividends.  We increased our quarterly dividend in 2013 to $0.1950 per common share from $0.1925 paid during 2012 and $0.1900 paid in 2011.

Cash used in financing activities in 2012 was $189.1 higher compared to 2011.  We made $162.3 of net repayments under our revolving credit facilities in 2012, compared to net borrowings of $28.1 in 2011.  In 2011, we used $150.9 of proceeds from the collection of the Forethought Note to pay down our revolving credit facilities and borrowed $159.0 under our revolving credit facilities to fund the acquisition of Rotex.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Inflation

The effect of broad-based inflation on the Company’s revenues and net earnings was not significant in 2013, 2012, or 2011.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations as of September 30, 2013.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the financial statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$—	$—	$150.0
Revolving credit facility (1)	325.5	—	—	325.5	—
Term loan	190.0	10.0	35.0	145.0	—
Interest on financing agreements (2)	82.9	15.8	30.9	21.1	15.1
Operating lease obligations (noncancellable)	114.2	19.6	26.7	14.5	53.4
Purchase obligations (3)	190.9	169.9	21.0	—	—
Defined benefit plan funding (4)	170.4	20.9	44.6	40.9	64.0
Other long-term liabilities (5)	18.5	4.3	5.6	3.3	5.3
Capital call arrangements (6)	3.0	3.0	—	—	—
Total contractual obligations	$1,245.4	$243.5	$163.8	$550.3	$287.8

(1)              Our revolving credit facility expires in July 2017. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.

(2)              Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility and term loan at their current rate at September 30, 2013.

(3)              Agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(4)              Non-discretionary requirements based upon plan funding at September 30, 2013, excluding discretionary contributions.

(5)              Included the estimated liquidation of liabilities related to our casket pricing obligation, self-insurance reserves, and long-term severance payments.

(6)              We could be called upon by our private equity limited partnership investments to provide a maximum of $3.0 in additional funds.

(7)              We have excluded our $6.4 liability related to uncertain tax positions from the table as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.

Recently Issued and Adopted Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Note 2 to our financial statements included in Part II, Item 8, of this Form 10-K.

Item 7A.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In this section, we tell you about market risks we think could have a significant impact on our bottom line or the financial strength of our Company.  The term “market risk” generally means how results of operations and the value of assets and liabilities could be affected by market factors such as interest rates, currency exchange rates, the value of commodities, and debt and equity price risks.  If those factors change significantly, it could help or hurt our bottom line, depending on how we react to them.

We are exposed to various market risks.  We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.  Our primary exposures are to:  fluctuations in market prices for purchases of certain commodities; volatility in interest rates associated with our revolving credit facility and term loan; volatility in the fair value of our investments; and variability in exchange rates in foreign locations.

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

At September 30, 2013, we had $325.5 outstanding under our $700.0 revolving credit facility and $190.0 outstanding under a related term loan.  We are subject to interest rate risk associated with our revolving credit facility and related term loan, which bear a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Assuming these borrowings remain at $515.5 for 12 months, a one percentage point change in the related interest rates would increase or decrease our annual interest expense by approximately $5.2; a $4.0 increase in interest rate exposure over 2012.

We are subject to volatility in our investment portfolio.  The investment portfolio included interests in private equity limited partnerships and warrants for the purchase of common stock with an aggregate carrying value of $11.3 at September 30, 2013.  These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments, and other factors.  The changes in the fair value of the limited partnerships’ underlying investment portfolios can impact us significantly because we record our share of the change in our income statement under the equity method of accounting.

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  As of September 30, 2013, a 10% change in the foreign exchange rates affecting unhedged balance sheet exposures would have impacted pre-tax earnings by less than 2%.

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  Using the example above, the hypothetical change in CTA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation/depreciation of all applicable currencies versus the U.S. dollar would be to change shareholders’ equity by approximately $47 as of September 30, 2013.

Item 8.        Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On December 1, 2012, we completed our acquisition of Coperion, which included its existing information systems and internal controls over financial reporting.  In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2013, we have elected to exclude Coperion from our evaluation for 2013 as permitted under existing SEC rules.  We are currently in the process of evaluating and integrating Coperion’s historical internal controls over financial reporting with those of the rest of the Company.  The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting.  We expect to complete this integration in 2014.

Based on our assessment under the criteria established in Internal Control — Integrated Framework, issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2013.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

By:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

By:	/s/ Joe A. Raver
Joe A. Raver
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand, Inc. and its subsidiaries (the “Company”) at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Coperion from its assessment of internal control over financial reporting as of September 30, 2013, because it was acquired by the Company in a purchase business combination during 2013.  We have also excluded Coperion from our audit of internal control over financial reporting.  Coperion is a wholly-owned subsidiary whose assets and total revenues represent 21% and 38%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2013.

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 25, 2013

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended September 30,
	2013	2012	2011
Net revenue	$1,553.4	$983.2	$883.4
Cost of goods sold	1,026.2	594.3	513.5
Gross profit	527.2	388.9	369.9
Operating expenses	409.1	240.1	211.3
Operating profit	118.1	148.8	158.6
Interest expense	24.0	12.4	11.0
Other income (expense), net	(0.4)	(1.5)	10.2
Income before income taxes	93.7	134.9	157.8
Income tax expense	28.3	30.1	51.7
Consolidated net income	65.4	104.8	106.1
Less: Net income attributable to noncontrolling interests	2.0	—	—
Net income(1)	$63.4	$104.8	$106.1

Net income(1) — per share of common stock
Basic earnings per share	$1.01	$1.68	$1.71
Diluted earnings per share	$1.01	$1.68	$1.71
Weighted-average shares outstanding — basic	62.7	62.2	62.0
Weighted-average shares outstanding — diluted	63.0	62.4	62.0

Cash dividends per share	$0.78	$0.77	$0.76

(1) Net income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended September 30,
	2013	2012	2011
Consolidated net income	$65.4	$104.8	$106.1
Other comprehensive income (loss), net of tax
Currency translation	14.7	(4.2)	11.3
Pension and postretirement (net of tax of $15.2, $2.0, and $4.3)	25.5	2.0	(8.5)
Net unrealized gain (loss) on derivative instruments (net of tax of $0.2, $0.2, and $0.1)	0.5	(0.5)	0.3
Net unrealized gain (loss) on available-for-sale securities (net of tax of $0.1, $0.1, and $0.2)	(0.2)	(0.2)	0.4
Total other comprehensive income (loss), net of tax	40.5	(2.9)	3.5
Consolidated comprehensive income	105.9	101.9	109.6
Less: Comprehensive income attributable to noncontrolling interests	1.5	—	—
Comprehensive income(2)	$104.4	$101.9	$109.6

(2) Comprehensive income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$42.7	$20.2
Trade receivables, net	213.4	150.7
Unbilled receivables from long-term manufacturing contracts	142.1	—
Inventories	177.5	90.0
Deferred income taxes	22.3	19.6
Prepaid expenses	20.4	15.1
Other current assets	21.0	9.7
Total current assets	639.4	305.3
Property, plant, and equipment, net	171.9	117.9
Intangible assets, net	558.6	313.9
Goodwill	585.8	303.7
Other assets	47.5	46.7
Total Assets	$2,003.2	$1,087.5

LIABILITIES
Current Liabilities
Trade accounts payable	$181.4	$35.3
Liabilities from long-term manufacturing contracts and advances	80.9	15.9
Current portion of long-term debt	10.0	—
Accrued compensation	59.6	29.3
Deferred income taxes	12.1	0.9
Other current liabilities	121.5	70.4
Total current liabilities	465.5	151.8
Long-term debt	654.3	271.6
Accrued pension and postretirement healthcare	190.3	111.8
Deferred income taxes	75.4	21.7
Other long-term liabilities	41.4	24.3
Total Liabilities	1,426.9	581.2

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.1 and 63.2 shares issued, 62.9 and 62.6 shares outstanding, 0.0 and 0.3 shares restricted)	—	—
Additional paid-in capital	321.7	321.9
Retained earnings	252.2	238.3
Treasury stock (0.2 and 0.6 shares)	(4.2)	(11.5)
Accumulated other comprehensive loss	(1.4)	(42.4)
Hillenbrand Shareholders’ Equity	568.3	506.3
Noncontrolling interests	8.0	—
Total Shareholders’ Equity	576.3	506.3

Total Liabilities and Equity	$2,003.2	$1,087.5

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended September 30,
	2013	2012	2011
Operating Activities
Consolidated net income	$65.4	$104.8	$106.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	89.4	40.4	36.1
Deferred income taxes	(23.6)	(5.0)	(4.5)
Net loss on disposal or impairment of property	1.4	3.3	0.7
Net gain on auction rate securities and investments	(0.3)	(0.2)	(0.5)
Interest income on Forethought Note	—	—	(6.4)
Forethought Note interest payment	—	—	59.7
Equity in net loss (income) from affiliates	1.3	(1.6)	(5.4)
Share-based compensation	6.4	8.7	11.7
Trade accounts receivable and receivables on long-term manufacturing contracts	(38.9)	(18.5)	(8.8)
Inventories	26.5	(6.2)	(5.9)
Prepaid expenses and other current assets	(4.5)	(7.7)	2.5
Trade accounts payable	0.1	4.9	(1.7)
Accrued expenses and other current liabilities	(24.8)	8.6	1.4
Income taxes payable	27.9	(0.1)	(5.4)
Defined benefit plan funding	(20.8)	(4.0)	(2.8)
Defined benefit plan expense	17.7	12.5	9.9
Other, net	4.0	(1.7)	2.8
Net cash provided by operating activities	127.2	138.2	189.5

Investing Activities
Capital expenditures	(29.9)	(20.9)	(21.9)
Forethought Note principal repayment	—	—	91.5
Proceeds from sales of property, plant, and equipment	1.6	—	—
Acquisitions of businesses, net of cash acquired	(415.7)	(4.4)	(240.9)
Proceeds from auction rate securities and investments	1.7	0.8	12.4
Return of investment capital from affiliates	1.3	2.0	4.4
Net cash used in investing activities	(441.0)	(22.5)	(154.5)

Financing Activities
Proceeds from term loan	200.0	—	—
Repayments on term loan	(10.0)	—	—
Proceeds from revolving credit facilities, net of financing costs	710.3	545.7	179.0
Repayments on revolving credit facilities	(514.7)	(708.0)	(150.9)
Payment of dividends on common stock	(48.7)	(47.6)	(46.9)
Purchase of common stock	—	—	(3.8)
Other, net	(0.4)	(1.2)	0.6
Net cash provided by (used in) financing activities	336.5	(211.1)	(22.0)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.1	4.1

Net cash flows	22.5	(95.3)	17.1

Cash and cash equivalents:
At beginning of period	20.2	115.5	98.4
At end of period	$42.7	$20.2	$115.5

Cash paid for interest	$21.7	$11.3	$10.6
Cash paid for income taxes	$24.4	$35.3	$61.5

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

.	Shareholders of Hillenbrand, Inc.
						Accumulated
						Other
		Additional				Comprehensive
	Common Stock	Paid-in	Retained	Treasury Stock		Income	Noncontrolling
	Shares	Capital	Earnings	Shares	Amount	(Loss)	Interests	Total
Balance at September 30, 2010	63.1	$304.9	$124.8	0.8	$(14.8)	$(43.0)	$—	$371.9
Total other comprehensive income (loss), net of tax	—	—	—	—	—	3.5	—	3.5
Net income	—	—	106.1	—	—	—	—	106.1
Issuance/retirement of stock for stock awards/options	0.3	(0.9)	—	(0.1)	1.5	—	—	0.6
Share-based compensation	—	11.7	—	—	—	—	—	11.7
Purchases of common stock	—	—	—	0.2	(3.8)	—	—	(3.8)
Dividends	—	1.3	(48.2)	—	—	—	—	(46.9)
Balance at September 30, 2011	63.4	317.0	182.7	0.9	(17.1)	(39.5)	—	443.1
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(2.9)	—	(2.9)
Net income	—	—	104.8	—	—	—	—	104.8
Issuance/retirement of stock for stock awards/options	(0.2)	(6.7)	—	(0.3)	5.6	—	—	(1.1)
Share-based compensation	—	8.7	—	—	—	—	—	8.7
Dividends	—	1.2	(48.8)	—	—	—	—	(47.6)
Other	—	1.7	(0.4)	—	—	—	—	1.3
Balance at September 30, 2012	63.2	321.9	238.3	0.6	(11.5)	(42.4)	—	506.3
Acquisition of noncontrolling interests	—	—	—	—	—	—	6.5	6.5
Total other comprehensive income (loss), net of tax	—	—	—	—	—	41.0	(0.5)	40.5
Net income	—	—	63.4	—	—	—	2.0	65.4
Issuance/retirement of stock for stock awards/options	(0.1)	(7.8)	—	(0.4)	7.3	—	—	(0.5)
Share-based compensation	—	6.4	—	—	—	—	—	6.4
Dividends	—	0.8	(49.5)	—	—	—	—	(48.7)
Other	—	0.4	—	—	—	—	—	0.4
Balance at September 30, 2013	63.1	$321.7	$252.2	0.2	$(4.2)	$(1.4)	$8.0	$576.3

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share data)

1.              Description of the Business

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands, robust cash generation capabilities, and strong core competencies.  Hillenbrand has two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  Batesville is a recognized leader in the North American death care industry.  Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries.

2.             Summary of Significant Accounting Policies

Basis of presentation — The consolidated financial statements include the accounts of Hillenbrand and its subsidiaries, including Coperion Capital GmbH (“Coperion”), which was acquired in December 2012.  The acquisition of Coperion included a few small subsidiaries where Coperion’s ownership percentage was less than 100%.  The portion of the business that is not owned by the Company is presented as noncontrolling interests within equity in the balance sheets.  Income attributable to the noncontrolling interests is separately reported within the income statements.  All significant intercompany accounts and transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the 2013 presentation.

Use of estimates — We prepared the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign currency translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive loss in shareholders’ equity.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss in “other income (expense), net” when the transaction is settled.

Cash and cash equivalents include short-term investments with original maturities of three months or less.  The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing accounts receivable portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered.  We generally hold trade accounts receivable until they are paid.  At September 30, 2013 and 2012, we had reserves against trade receivables of $19.3 and $16.5.

Inventories are valued at the lower of cost or market.  Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 25% and 48% of inventories at September 30, 2013 and 2012.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) method.  If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $13.7 and $13.8 higher than reported at September 30, 2013 and 2012.

	September 30,
	2013	2012
Raw materials and components	$58.3	$39.1
Work in process	74.8	13.9
Finished goods	44.4	37.0
Total inventories	$177.5	$90.0

Property, plant, and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using principally the straight-line method based on estimated useful lives of six to 40 years for buildings and improvements and three to 10 years for machinery and equipment.  Maintenance and repairs are expensed as incurred.  Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated.  Any gain or loss is reflected in the Company’s income from operations.  We review these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount.  The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.  Total depreciation expense for 2013, 2012, and 2011 was $25.3, $18.7, and $19.1.

	September 30, 2013		September 30, 2012
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$17.0	$(3.5)	$16.8	$(3.5)
Buildings and building equipment	101.8	(57.6)	92.5	(55.5)
Machinery and equipment	316.8	(202.6)	272.5	(204.9)
Total	$435.6	$(263.7)	$381.8	$(263.9)

Intangible assets are stated at the lower of cost or fair value.  With the exception of trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 22 years, representing the period over which we expect to receive future economic benefits from these assets.  We assess the carrying value of trade names annually, or more often if events or changes in circumstances indicate there may be impairment.  Total amortization expense for 2013, 2012, and 2011 was $64.1, $21.7, and $17.0.  Estimated amortization expense related to intangible assets for the next five years is: $31.4 in 2014, $29.5 in 2015, $26.7 in 2016, $26.0 in 2017, and $25.4 in 2018.

	September 30, 2013		September 30, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$6.1	$(5.9)	$6.1	$(5.6)
Customer relationships	405.1	(45.1)	240.8	(25.5)
Technology, including patents	70.6	(16.3)	24.6	(9.1)
Software	41.3	(31.9)	34.7	(28.8)
Other	0.6	(0.4)	0.6	(0.4)
	523.7	(99.6)	306.8	(69.4)
Indefinite-lived assets:
Trade names	134.5	—	76.5	—

Total	$658.2	$(99.6)	$383.3	$(69.4)

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total

Balance September 30, 2011	$294.3	$5.7	$300.0
Adjustments	6.4	—	6.4
Foreign currency adjustments	(2.7)	—	(2.7)
Balance September 30, 2012	298.0	5.7	303.7
Acquisitions	267.8	2.6	270.4
Foreign currency adjustments	11.7	—	11.7
Balance September 30, 2013	$577.5	$8.3	$585.8

Investments — Our investment portfolio consists of investments in private equity limited partnerships and common stock with a carrying value of $11.3 and $15.8 at September 30, 2013 and 2012.  Investments are included in other assets on the balance sheets.  We use the equity method of accounting for substantially all private equity limited partnerships, with earnings or losses reported in “other income (expense), net” in the income statements.  Certain of these investments require commitments by us to provide additional funding of up to $3.0.  The timing of this funding is uncertain, but is expected to occur over the next three to five years.

We regularly evaluate all investments for possible impairment.

Environmental liabilities — Expenditures that relate to an existing condition caused by past operations which do not contribute to current or future revenue generation are expensed.  A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These reserves are determined without consideration of possible loss recoveries.  Based on consultations with an environmental engineer, the range of liability is estimated based on current interpretations of environmental laws and regulations.  A determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, and the periods in which we will make payments toward the remediation plan.  We do not make an estimate of inflation for environmental matters because the number of sites is small, the magnitude of costs to execute remediation plans is not significant, and the estimated time frames to remediate sites are not believed to be lengthy.

Specific costs included in environmental expense and reserves include site assessment, remediation plan development, clean-up costs, post-remediation expenditures, monitoring, fines, penalties, and legal fees.  The amount reserved represents the expected undiscounted future cash outflows associated with such plans and actions and is not significant to Hillenbrand.

Self-insurance — We are self-insured up to certain limits for product and general liability, workers compensation, and auto liability insurance programs, as well as certain employee health benefits including medical, drug, and dental.  These policies have deductibles and self-insured retentions ranging from $0.5 to $1.0 per occurrence, depending upon the type of coverage and policy period.  Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and outside actuarial analysis.  The outside actuarial analysis is based on historical information along with certain assumptions about future events.  These reserves are classified as other current and other long-term liabilities within the balance sheets.

Treasury stock consists of our common shares that have been issued, but subsequently reacquired.  We account for treasury stock purchases under the cost method.  When these shares are reissued, we use an average-cost method to determine cost.  Proceeds in excess of cost are credited to additional paid-in capital.

On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of common stock.  The program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2013, we had repurchased approximately 1,200,000 shares for $22.5, which were classified as treasury stock.  During 2013 and 2012, no shares were repurchased.  In 2013 and 2012, approximately 400,000 shares and 300,000 shares were issued from treasury stock under our stock compensation programs.  At September 30, 2013, we had $77.5 remaining for share repurchases under the existing Board authorization.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2013 and 2012.

Accumulated other comprehensive loss included all changes in Hillenbrand shareholders’ equity during a period except those that resulted from investments by or distributions to our shareholders.

	September 30,
	2013	2012
Currency translation	$31.4	$16.2
Pension and postretirement (net of taxes of $19.7 and $34.9)	(33.0)	(58.5)
Unrealized gain (loss) on derivative instruments (net of taxes of $0.1 and $0.1)	0.2	(0.3)
Unrealized gain on available-for-sale securities (net of taxes of $0.0 and $0.1)	—	0.2
Accumulated other comprehensive loss	$(1.4)	$(42.4)

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

Following the acquisition of Coperion, a portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2013.

Accounting for these contracts involves management judgment in estimating total contract revenue and cost.  Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses.  Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires management judgment.  Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections.  Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.  Revenue and cost estimates are regularly monitored and revised based on changes in circumstances.  Anticipated losses on long-term contracts are recognized immediately when such losses become evident.  We maintain financial controls over the customer qualification, contract pricing, and estimation processes to reduce the risk of contract losses.

Revenue for components, replacement parts, and service is recognized on a completed contract basis when title and risk of loss passes to the customer.

Cost of goods sold consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, and overhead costs.  It also includes costs associated with the distribution and delivery of products.

Research and development costs are expensed as incurred as a component of operating expenses and were $12.2, $5.2, and $4.5 for 2013, 2012, and 2011.

Warranty costs — We provide for the estimated warranty cost of a product at the time revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections.  Our warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold.  The Process Equipment Group generally offers a one to two-year warranty on a majority of its products.  It engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $13.2 and $2.7 for 2013 and 2012.  Warranty costs were $5.0, $2.6, and $2.4 for 2013, 2012, and 2011.

Income taxes — We establish deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The majority of the cash at our foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been provided.

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

Derivative financial instruments — The Company has hedging programs in place to manage its currency exposures.  The objectives of our hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities.  Under these programs, we use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms from one to 24 months.  The aggregate notional amount of these derivative instruments was $165.8 and $46.0 at September 30, 2013 and 2012.

We measure all derivative instruments at fair value and report them on our balance sheets as assets or liabilities.  Derivative instruments designated as hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive gain (loss).  Derivative instruments designated to hedge foreign currency exposures within our balance sheet have an offsetting amount recorded in “other income (expense), net”.  The carrying value of all of these contracts at fair value resulted in assets of $1.5 and $0.0 (included in other current assets) and liabilities of $0.5 and $0.4 (included in other current liabilities) at September 30, 2013, and 2012.  See Note 12 for additional information on the fair value of our derivative instruments.

Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  Gains and losses on derivative instruments reported in accumulated other comprehensive gain (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  The amounts recognized in accumulated other comprehensive income (loss) and subsequently through earnings were not significant for 2013 and 2012.  Net gains and losses on all derivative instruments were substantially offset by foreign exchange effects on the hedged items.

The Company does not enter into derivative contracts on a speculative basis.

Business acquisitions and related business acquisition and transition costs — Assets and liabilities associated with business acquisitions are recorded at fair value, using the acquisition method of accounting.  We allocate the purchase price of acquisitions based upon the fair value of each component, which may be derived from observable or unobservable inputs and assumptions.  We may utilize third-party valuation specialists to assist us in this allocation.  Initial purchase price allocations are preliminary and subject to revision within the measurement period, generally not to exceed one year from the date of acquisition.

Business acquisition and transition costs are expensed as incurred, and are reported as a component of cost of goods sold, operating expenses, interest expense, and “other income (expense), net”.  We define these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with the evaluation and effort to acquire specific businesses.  Business acquisition and transition costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of our business development department and other target evaluation costs.

Restructuring costs may occur when we take action to exit or significantly curtail a part of our operations or change the deployment of assets or personnel.  A restructuring charge can consist of an impairment or accelerated depreciation of effected assets, severance costs associated with reductions to the workforce, and charges for legal obligations for which no future benefit will be derived.

Recently adopted accounting standards — In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update titled Presentation of Comprehensive Income.  This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements.  Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The new disclosure requirements became effective and were adopted as of October 1, 2012.  As the new standard relates to presentation only, the adoption of this standard did not have a significant impact on our financial statements.

Recently issued accounting standards — In January 2013, the FASB issued an accounting standards update titled Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This standard limits the scope of an accounting standards update titled Balance Sheet, issued in December 2011, to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement.  The disclosure requirements shall be applied retrospectively for all periods presented and will be effective for our fiscal year beginning October 1, 2013.  We do not expect the adoption of this standard to have a significant impact on our financial statements.

In February 2013, the FASB issued an accounting standards update titled Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components.  An entity is required to present significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification.  The new disclosure requirements will be effective for our fiscal year beginning October 1, 2013.  As the new standard relates to disclosure only, we do not expect the adoption of this standard to have a significant impact on our financial statements.

In March 2013, the FASB issued an accounting standard update titled Foreign Currency Matters — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This update specifies that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  The guidance will be effective for our fiscal year beginning October 1, 2014.  We do not expect the adoption of this standard to have a significant impact on our financial statements.

In April 2013, the FASB issued an accounting standard update titled Presentation of Financial Statements — Liquidation Basis of Accounting.  This update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, and will be effective for our fiscal year beginning October 1, 2014.  We do not expect the adoption of this standard to have a significant impact on our financial statements.

In July 2013, the FASB issued an accounting standard update titled Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions.  Under the new standard, UTBs will be netted against all available same—jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  The standard will be effective for our fiscal year beginning October 1, 2014.  We do not expect the adoption of this standard to have a significant impact on our financial statements.

3.              Business Acquisitions

Coperion

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

Based in Stuttgart, Germany, Coperion is a global leader in the manufacture of compounding, extrusion, and material handling equipment used in a broad range of industries, including plastics, chemicals, food processing, pharmaceutical, and aluminum.  Coperion has been in business since 1879, and operates nine manufacturing sites in Germany, the United States (“U.S.”), China, and India, and has sales offices in approximately 30 locations in the Americas, Europe, and Asia.  Coperion had approximately 2,100 employees worldwide as of September 30, 2013.  Approximately one-third of Coperion’s revenue is derived from replacement parts and service, generating a large portion of recurring business due to its well-positioned service network and active installed base of equipment across the world.

Coperion revenues consist of sales of large systems, equipment, components, replacement parts, and service.  Large system sales are generally fulfilled over 12 to 18 months, whereby customers generally pay a deposit and make progress payments in advance of delivery.  Working capital requirements for Coperion generally range from an optimal negative working capital position, where cash received from customers is more heavily weighted toward the beginning of the project, to our current position where a larger portion of the cash will be received in later stages of manufacturing.

The Coperion business model includes large system projects, where strong application and process engineering expertise is used to create a broad system solution for customers.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margins are lower on these large system sales when compared to the rest of the business. Hillenbrand believes that selling these complete systems provides a significant competitive advantage and increases margin dollars.

This acquisition was the largest in the Company’s history and represented an important step in the execution of our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group.  The integration of Coperion with the Process Equipment Group will continue to be a key initiative for the next 12 months.  Combining our product offerings to provide a more complete system solution is our highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group to enter new global markets more quickly.  We also expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s Lean tools and other core competencies to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

The following table summarizes preliminary estimates of fair values of the assets acquired and liabilities assumed in the Coperion acquisition:

December 1, 2012
Cash and cash equivalents	$32.8
Inventory	112.4
Current assets, excluding cash and cash equivalents and inventory	175.2
Property, plant, and equipment	54.4
Identifiable intangible assets	291.8
Goodwill	267.8
Other assets	2.1
Total assets	936.5

Current liabilities	281.2
Accrued pension obligations	125.6
Deferred income taxes	68.6
Other long-term liabilities	6.7
Total liabilities	482.1

Noncontrolling interests	6.5

Aggregate purchase price	$447.9

The estimation of fair value of Coperion’s assets and liabilities is preliminary and subject to adjustment based on finalization of the closing balance sheet.  Purchase accounting adjustments totaling $34.4 were made to deferred income taxes, inventory, current assets, and current liabilities in 2013.

Goodwill is not deductible for tax purposes and was allocated entirely to the Process Equipment Group.  Fair value amounts assigned to identifiable finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives.  The amounts and useful lives assigned to each asset type at the time of acquisition were:

	Fair Values	Estimated Useful Lives (years)
Trade names	$55.6	Indefinite
Customer relationships	157.7	20
Technology, including patents	44.2	12
Backlog	34.3	<1
Total identifiable intangible assets	$291.8

The unaudited pro forma information for the periods set forth below gives effect to the Coperion acquisition as if it had occurred at the beginning of 2012.  It included adjustments for additional interest expense, depreciation, and amortization.  The unaudited pro forma information for 2012 included acquisition costs of $16.6 as well as backlog amortization and inventory step-up costs of $56.3.  Acquisition costs, backlog amortization, and inventory step-up costs are not included in the pro forma information for 2013.  The unaudited pro forma information is presented for informational purposes only and does not necessarily reflect the results of operations that would actually have been achieved had the acquisition been consummated as of that time.

	September 30,
	2013	2012
Pro forma net revenue	$1,668.6	$1,651.6
Pro forma net income(1)	118.4	64.7
Pro forma basic earnings per share	1.89	1.04
Pro forma diluted earnings per share	1.88	1.04

(1)Pro forma net income attributable to Hillenbrand

Other Acquisitions

We completed the acquisition of Rotex on August 31, 2011, for an aggregate purchase price of $248.1.  The net cash purchase price was $240.4 when adjusted for cash acquired.  The results of Rotex have been included in the Company’s consolidated results since the date of acquisition.

Batesville completed an acquisition in 2012 with a net purchase price of $5.9.  Final estimation of the fair value resulted in $2.6 of goodwill.

We incurred $17.2 of business acquisition costs during 2013.  These costs consist of $0.2 of cost of goods sold, $16.8 of operating expenses, and $1.2 of interest expense, partially offset by $1.0 of other income.

4.              Financing Agreements

	September 30,
	2013	2012
$700 revolving credit facility (excluded outstanding letters of credit)	$325.5	$123.0
$200 term loan	190.0	—
$150 senior unsecured notes, net of discount	148.8	148.6
Total debt	664.3	271.6
Less: current portion	10.0	—
Total long-term debt	$654.3	$271.6

The following table summarizes the scheduled maturities of long-term debt for 2014 through 2018:

Amount
2014	$10.0
2015	15.0
2016	20.0
2017	470.5
2018	—

The Company has a senior unsecured credit facility (the “Facility”) which matures in July 2017.  The Facility provides for revolving loans of up to $700.0, plus a term loan in the amount of $200.0.  Borrowings under the Facility bear interest at variable rates plus a margin amount based upon our leverage.  There is also a facility fee based upon our leverage.  All amounts due under the Facility mature upon expiration.  The term loan will amortize so that 35% of the principal will be repaid over approximately a five year term, with the balance due at maturity.  The Company also has the ability, under certain circumstances and with the lenders’ approval, to increase the total borrowing capacity under the Facility by $300.0.  Deferred financing costs of $3.8 are being amortized to interest expense over the term of the Facility.  These borrowings are classified as long-term, with the exception of the term loan, where payments due within the next 12 months are classified as current.

With respect to the Facility, as of September 30, 2013, we had $24.8 in outstanding letters of credit issued and had $349.7 of remaining borrowing capacity available.  The weighted-average interest rates on borrowings under the Facility were 1.37% and 0.80% for 2013 and 2012.  The weighted-average interest rate on the term loan was 1.72% for 2013.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contract obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of September 30, 2013, we had credit arrangements totaling $305.9, under which $204.6 was utilized for this purpose. These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”) entered into on June 3, 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The LG Facility matures on June 3, 2018, or earlier, should we elect to discontinue or fail to replace our primary credit facility which expires on July 27, 2017.  The Company has the potential, under certain circumstances and with the lenders’ approval, to increase the total capacity under the LG facility by an additional €70.0.  Guarantees provided under the LG Facility are priced at tiered rates based upon our leverage and charges for unused capacity are assessed at 0.35% of the applicable guarantee rate (1.15% at September 30, 2013).  Deferred financing costs of $1.9 are being amortized to interest expense over the term of the LG Facility.  There were no direct borrowings associated with the LG Facility.

The availability of borrowings under the Facility and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0.  As of September 30, 2013, we were in compliance with all covenants.

We had restricted cash of $1.3 and $1.6 at September 30, 2013 and 2012.

On July 9, 2010, we issued $150 of senior unsecured notes (“Notes”) due July 2020.  The Notes bear interest at a fixed rate of 5.5% per year, payable semi-annually in arrears beginning January 15, 2011.  The Notes were issued at a discount of $1.6, resulting in an initial carrying value of $148.4.  We are amortizing the discount to interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.  Deferred financing costs associated with the Notes of $2.1 are being amortized to interest expense on a straight-line basis over the term of the Notes.  The Notes are unsubordinated obligations of Hillenbrand and rank equally in right of payment with all of our other existing and future unsubordinated obligations.

The indenture governing the Notes does not limit our ability to incur additional indebtedness.  It does, however, contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions.  The indenture provides holders of debt securities with remedies if we fail to perform specific obligations.  In the event of a “Change of Control Triggering Event,” each holder of the Notes has the right to require us to purchase all or a portion of their Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.  The Notes are redeemable with prior notice.

5.              Retirement Benefits

Defined Benefit Retirement Plans — Approximately 42% of our employees participate in one of four defined benefit retirement programs, including the master defined benefit retirement plan, the defined benefit plans of our German and Swiss subsidiaries, and the supplemental executive defined benefit retirement plan.  We fund the pension trusts in compliance with ERISA or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period.  The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All pension plans have a September 30 measurement date.

Effect on Operations — The components of net pension costs under defined benefit retirement plans were:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Year Ended September 30,			Year Ended September 30,
	2013	2012	2011	2013	2012	2011
Service cost	$4.7	$4.5	$4.2	$1.6	$1.3	$1.3
Interest cost	12.7	12.1	12.1	3.9	0.7	0.7
Expected return on plan assets	(12.9)	(12.7)	(14.2)	(1.0)	(1.0)	(1.2)
Amortization of unrecognized prior service cost, net	0.9	0.9	0.9	—	—	—
Amortization of actuarial loss	7.2	5.7	4.0	—	—	—
Net pension costs	$12.6	$10.5	$7.0	$4.5	$1.0	$0.8

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	September 30,		September 30,
	2013	2012	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$300.4	$272.7	$28.4	$29.6
Projected benefit obligation attributable to acquisitions	31.5	—	110.1	—
Service cost	4.7	4.5	1.6	1.3
Interest cost	12.7	12.1	3.9	0.7
Plan amendment	—	0.8	—	—
Actuarial (gain) loss	(29.2)	20.7	1.1	(0.3)
Benefits paid	(12.7)	(10.4)	(11.3)	(2.7)
Employee contributions	—	—	0.8	0.8
Effect of exchange rates on projected benefit obligation	—	—	5.4	(1.0)
Projected benefit obligation at end of year	307.4	300.4	140.0	28.4

Change in plan assets:
Fair value of plan assets at beginning of year	197.2	173.1	29.1	30.1
Fair value of pension assets attributable to acquisitions	16.0	—	—	—
Actual return on plan assets	16.4	33.7	0.9	0.8
Employee and employer contributions	12.1	2.0	8.8	1.9
Benefits paid	(12.8)	(10.4)	(11.3)	(2.7)
Administrative expenses paid	(0.8)	(1.2)	—	—
Effect of exchange rates on plan assets	—	—	1.1	(1.0)
Fair value of plan assets at end of year	228.1	197.2	28.6	29.1

Funded status:
Plan assets less than benefit obligations	$(79.3)	$(103.2)	$(111.4)	$0.7

Amounts recorded in the consolidated balance sheets:
Other assets	$—	—	$1.1	$0.7
Accrued pension costs, current portion	(2.0)	(1.7)	(8.5)	—
Accrued pension costs, long-term portion	(77.3)	(101.5)	(104.0)	—
Plan assets less than benefit obligations	$(79.3)	$(103.2)	$(111.4)	$0.7

Net actuarial losses ($54.2) and prior service costs ($3.4), less an aggregate tax effect ($21.5), are included as components of accumulated other comprehensive loss at September 30, 2013.  Net actuarial losses ($92.0) and prior service costs ($4.3), less an aggregate tax effect ($35.3), are included as components of accumulated other comprehensive loss at September 30, 2012.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2014 is expected to be $4.7.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $430.8 and $312.6 at September 30, 2013 and 2012.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	September 30,		September 30,
	2013	2012	2013	2012
Projected benefit obligation	$307.4	$300.5	$112.5	$—
Accumulated benefit obligation	293.3	286.1	112.5	—
Fair value of plan assets	228.1	197.2	—	—

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Year Ended September 30,			Year Ended September 30,
	2013	2012	2011	2013	2012	2011
Discount rate for obligation, end of year	4.9%	4.0%	4.5%	3.5%	2.3%	2.5%
Discount rate for expense, during the year	4.0%	4.5%	5.0%	3.3%	2.3%	2.5%
Expected rate of return on plan assets	6.6%	6.6%	7.2%	3.5%	3.5%	3.5%
Rate of compensation increase	2.6%	2.5%	2.5%	0.2%	1.5%	1.5%

The discount rates are evaluated annually based on current market conditions.  In setting these rates, we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, then make adjustments to the indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of pension obligations.  The overall expected long-term rate of return is based on historical and expected future returns, which are inflation-adjusted and weighted for the expected return for each component of the investment portfolio.  The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.

U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts, and balance risk and return.  The primary investment strategy is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position.  This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.  The investment in return-seeking assets is not to exceed 60% of total domestic plan assets.

Non-U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of suitable assets of appropriate liquidity to generate income and capital growth that, together with contributions from participants and Hillenbrand, will meet the cost of the current and future benefits that the plan provides.  Long-term strategic investment objectives also seek to limit the risk of the assets failing to meet the liabilities over the long term.

None of Hillenbrand’s common stock was owned by the pension plan trusts at September 30, 2013.

The tables below provide the fair value of our pension plan assets by asset category at September 30, 2013 and 2012.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 12 for definitions.

Fair values are determined as follows:

•                  Cash equivalents are stated at the carrying amount, which approximates fair value, or at the fund’s net asset value.

•                  Equity securities are stated at the last reported sales price on the day of valuation.

•                  Corporate bonds actively traded are stated at the closing price reported in the active markets in which the bonds are traded.

•                  Corporate bond funds and equity mutual funds are stated at the closing price in the active markets in which the underlying securities of the funds are traded.

•                  Government index funds are stated at the closing price reported in the active market in which the fund is traded.

•                  Real estate is stated based on a discounted cash flow approach, which includes future rental receipts, expenses, and residual values as the highest and best use of the real estate from a market participant view as rental property.

	Fair Value at September 30, 2013 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
U.S. Pension Plans
Cash equivalents	$4.0	$—	$4.0	$—
Equity securities	—	—	—	—
Corporate bonds	—	—	—	—
Other types of investments:	—	—	—
Government index funds	—	—	—	—
Equity mutual funds	103.1	—	103.1	—
Corporate bond funds	121.0	—	121.0	—
Real estate and real estate funds	—	—	—	—
Total U.S. pension plan assets	$228.1	$—	$228.1	$—

Non-U.S. Pension Plans
Cash equivalents	$2.8	$2.8	$—	$—
Equity securities	8.5	8.5	—	—
Corporate bonds	—	—	—	—
Other types of investments:
Government index funds	5.5	5.5	—	—
Equity mutual funds	—	—	—	—
Corporate bond funds	9.8	9.8	—	—
Real estate and real estate funds	2.0	—	—	2.0
Total Non-U.S. pension plan assets	$28.6	$26.6	$—	$2.0

	Fair Value at September 30, 2012 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
U.S. Pension Plans
Cash equivalents	$2.3	$—	$2.3	$—
Equity securities	—	—	—	—
Corporate bonds	—	—	—	—
Other types of investments:
Government index funds	—	—	—	—
Equity mutual funds	93.4	—	93.4	—
Corporate bond funds	101.5	—	101.5	—
Real estate and real estate funds	—	—	—	—
Total U.S. pension plan assets	$197.2	$—	$197.2	$—

Non-U.S. Pension Plans
Cash equivalents	$5.3	$5.3	$—	$—
Equity securities	7.3	7.3	—	—
Corporate bonds	10.1	10.1	—	—
Other types of investments:
Government index funds	4.4	4.4	—	—
Equity mutual funds	—	—	—	—
Corporate bond funds	—	—	—	—
Real estate and real estate funds	2.0	—	—	2.0
Total Non-U.S. pension plan assets	$29.1	$27.1	$—	$2.0

Cash Flows — During 2013, 2012, and 2011 we contributed cash of $20.1, $3.1, and $2.5, to our defined benefit retirement plans.  The increase in contributions was a result of the Coperion acquisition.  We will be required to make estimated minimum contributions of $20.1 in 2014, although we may make additional discretionary contributions.  We will evaluate business conditions and capital and equity market volatility to determine whether we will make discretionary contributions.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans	Non-U.S Pension Plans
	Projected Pension Benefits Payout	Projected Pension Benefits Payout
2014	$15.1	$8.7
2015	15.5	8.6
2016	16.3	8.3
2017	17.8	8.1
2018	18.0	7.9
2019 - 2023	102.2	38.7

Defined Contribution Plans — We sponsor a number of defined contribution plans.  Depending on the plan, we may make contributions up to 4% of an employee’s compensation and matching contributions up to 6% of compensation.  Company contributions generally vest over a period of zero to five years.  Expenses related to our defined contribution plans were $8.2, $8.0, and $6.7 for 2013, 2012, and 2011.

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  We use a measurement date of September 30.  The net postretirement healthcare benefit cost recorded during 2013, 2012, and 2011 was $0.6, $1.0, and $1.3.

	September 30,
	2013	2012
Benefit obligation at beginning of year	$10.9	$11.0
Interest cost	0.4	0.5
Service cost	0.5	0.6
Plan amendments	(0.8)	—
Actuarial gain	(0.5)	—
Net benefits paid	(0.7)	(1.2)
Benefit obligation at end of year	$9.8	$10.9

Amounts recorded in the balance sheets:
Accrued postretirement benefits, current portion	$0.8	$0.8
Accrued postretirement benefits, long-term portion	9.0	10.1
Net amount recognized	$9.8	$10.9

The weighted-average assumptions used in revaluing our obligation under the postretirement healthcare plan were:

	Year Ended September 30,
	2013	2012	2011
Discount rate for obligation	3.5%	3.4%	4.1%
Healthcare cost rate assumed for next year	7.7%	7.9%	7.8%
Ultimate trend rate	5.0%	5.0%	5.0%

Net actuarial gains of $4.9 and $4.0, less tax of $1.8 and $1.5, are included as a component of accumulated other comprehensive loss at September 30, 2013 and 2012.  The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2014 is $0.4.  A one percentage-point increase/decrease in the assumed healthcare cost trend rates as of September 30, 2013, would cause an increase/decrease in service and interest costs of $0.1, along with an increase/decrease in the benefit obligation of $0.8.

We fund the postretirement healthcare plan as benefits are paid.  Current plan benefits are expected to require net Company contributions for retirees of $0.8 per year for the foreseeable future.

6.              Other Long-Term Liabilities

	September 30,
	2013	2012
Casket pricing obligation	$6.7	$7.6
Self-insurance loss reserves	14.7	13.4
Horstmann litigation liability	8.7	—
Other	16.7	8.6
	46.8	29.6
Less current portion	(5.4)	(5.3)
Total long-term portion	$41.4	$24.3

The casket pricing obligation is associated with a program for the future sale of caskets made in connection with prearranged funerals and was discontinued for arrangements made after December 31, 2004.  The remaining liability under the program is being recognized as a component of revenue as casket sales subject to the program are delivered and the obligation is satisfied.

The Horstmann litigation liability is offset by a corresponding indemnification receivable recorded in other assets for $8.7.  See Note 10 for additional information.

7.              Income Taxes

	Year Ended September 30,
	2013	2012	2011
Domestic	$108.0	$116.3	$140.5
Foreign	(14.3)	18.6	17.3
Total earnings before income taxes	$93.7	$134.9	$157.8

Income tax expense:
Current provision:
Federal	$37.0	$27.1	$45.4
State	5.5	4.0	6.1
Foreign	9.4	4.0	4.7
Total current provision	51.9	35.1	56.2

Deferred provision (benefit):
Federal	(2.9)	(4.1)	(1.6)
State	(0.5)	0.3	(2.4)
Foreign	(20.2)	(1.2)	(0.5)
Total deferred provision (benefit)	(23.6)	(5.0)	(4.5)
Income tax expense	$28.3	$30.1	$51.7

	Year Ended September 30,
	2013	2012	2011
Federal statutory rates	35.0%	35.0%	35.0%
Adjustments resulting from the tax effect of:
Permanent reinvestment of unremitted earnings	—	(8.1)	—
State income taxes, net of federal benefit	3.5	2.6	1.8
Foreign income tax rate differential	(7.0)	(3.1)	(1.2)
Domestic manufacturer’s deduction	(4.0)	(2.6)	(2.7)
Non-deductible acquisition costs	1.4	—	—
Valuation allowance	0.8	—	(0.6)
Other, net	0.5	(1.5)	0.5
Effective income tax rate	30.2%	22.3%	32.8%

	September 30,
	2013	2012
Deferred tax assets:
Employee benefit accruals	$63.9	$64.1
Loss and tax credit carryforwards	39.6	2.7
Rebates and other discounts	5.5	4.4
Self-insurance reserves	6.4	5.9
Casket pricing obligation	2.7	2.9
Allowance for doubtful accounts	1.2	1.2
Inventory	2.0	2.0
Other, net	8.3	4.6
Total deferred tax assets before valuation allowance	129.6	87.8
Less valuation allowance	(2.5)	(0.9)
Total deferred tax assets, net	127.1	86.9
Deferred tax liabilities:
Depreciation	(20.9)	(12.4)
Amortization	(152.1)	(71.8)
Long-term contracts and customer prepayments	(14.6)	—
Unremitted earnings of foreign operations	(0.2)	(0.1)
Other, net	(3.8)	(1.8)
Total deferred tax liabilities	(191.6)	(86.1)
Deferred tax assets and liabilities, net	$(64.5)	$0.8

Amounts recorded in the balance sheets:
Deferred taxes, current	$10.2	$18.7
Deferred taxes, long-term	(74.7)	(17.9)
Deferred tax assets and liabilities, net	$(64.5)	$0.8

At September 30, 2013, we had $6.9 of deferred tax assets related to U.S. federal and state tax credit carryforwards, which will begin to expire in 2014, and $31.6 of deferred tax assets related to foreign net operating loss carryforwards, which will begin to expire in 2016.  We also had $1.1 of deferred tax assets related to capital loss carryforwards that will begin to expire in 2015.  The gross deferred tax assets of $39.6 as of September 30, 2013, were reduced by a valuation allowance of $2.5 relating largely to the state tax credit carryforwards and foreign net operating loss carryforwards.  At September 30, 2013 and 2012 we had $28.5 and $0.0 of current income tax payable classified as other current liabilities on our balance sheets.

We have established a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2013 and 2012, U.S. federal and state income taxes have not been provided on accumulated undistributed earnings of substantially all our foreign subsidiaries, as these earnings are considered permanently reinvested.  The total permanently reinvested earnings were $41.7 and $42.5 for 2013 and 2012.  These amounts represent book earnings translated at historical rates.

In connection with the acquisition of K-Tron in April 2010, we recorded a deferred tax liability related to the historical earnings of its Swiss operations that would be subject to U.S. income taxes upon earnings repatriation.  With the acquisition of Rotex, we identified the need to retain cash overseas to support the continued growth of the Process Equipment Group and began developing a plan to integrate Rotex into our existing international structure.  As a result, in 2012 we asserted K-Tron historical earnings to be permanently reinvested.  Accordingly, a tax benefit of $11.0 was recognized, representing the release of the deferred tax liability.  During 2012, we completed the integration of Rotex into our international structure.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2013	2012	2011
Balance at October 1	$2.9	$7.3	$7.8
Additions for tax positions related to the current year	0.2	0.2	0.2
Additions for tax positions of prior years	1.5	1.0	0.5
Reductions for tax positions of prior years	(1.2)	(2.5)	(1.2)
Settlements	(1.3)	(3.5)	—
Balance attributable to acquisition of Coperion	4.3	—	—
Balance attributable to pre-spin added in current year	—	0.4	—
Balance at September 30	$6.4	$2.9	$7.3

The gross unrecognized tax benefit included $5.8 and $1.6 at September 30, 2013 and 2012 that if recognized, would impact the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2013 and 2012, we recognized $0.1 and ($1.3) in additional interest and penalties.  Excluded from the reconciliation was $0.5 and $0.4 of accrued interest and penalties at September 30, 2013 and 2012.

We operate in multiple income tax jurisdictions both inside and outside the U.S. and are currently under examination in various federal, state, and foreign jurisdictions. Specifically, we are currently under examination in the U.S. for 2012 and under examination in Germany for 2004 through 2008. In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range up to $1.5 based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although we believe that adequate provision has been made for such issues, it is possible that the ultimate resolution of such issues could affect our earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.  We do not expect that the outcome of these audits will significantly impact the financial statements.

8.                    Earnings per Share

The dilutive effects of performance-based stock awards described in Note 9 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date.  At September 30, 2013, 2012, and 2011, potential dilutive effects, representing 2,100,000, 1,300,000, and 1,100,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Year Ended September 30,
	2013	2012	2011
Net income(1)	$63.4	$104.8	$106.1
Weighted average shares outstanding — basic (in millions)	62.7	62.2	62.0
Effect of dilutive stock options and unvested time-based restricted stock (in millions)	0.3	0.2	—
Weighted average shares outstanding — diluted (in millions)	63.0	62.4	62.0

Earnings per share — basic	$1.01	$1.68	$1.71
Earnings per share — diluted	$1.01	$1.68	$1.71

Anti-dilutive effect of stock options and unvested time-based restricted stock excluded from the computation of diluted earnings per share (millions)	1.3	2.0	1.9

(1) Net income attributable to Hillenbrand

9.                    Share-Based Compensation

We have share-based compensation plans under which 8,785,436 shares were initially registered and available for issuance.  As of September 30, 2013, 4,905,141 shares were outstanding under these plans and 2,066,903 shares had been issued, leaving 1,813,392 shares available for future issuance.  This included our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, which provides for long-term performance compensation for key employees and members of the Board of Directors.  It also included our Supplemental Retirement Plan that was adopted effective July 1, 2010, into which former deferred compensation plans for directors and executives were transferred.  A variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2013	2012	2011
Stock-based compensation cost	$6.4	$8.7	$11.7
Less impact of income tax	2.3	3.2	4.3
Stock-based compensation cost, net of tax	$4.1	$5.5	$7.4

The Company realized current tax benefits of $4.8 from the exercise of stock options and the payment of stock awards during 2013.

Stock Options — The fair values of option grants under the Hillenbrand, Inc. Stock Incentive Plan are estimated on the date of grant using the binomial option-pricing model, which incorporates the possibility of early exercise of options into the valuation as well as our historical exercise and termination experience to determine the option value. The grants are contingent upon continued employment and generally vest over a three-year period.  Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $4.91, $5.88, and $5.67 per share for 2013, 2012, and 2011.  The following assumptions were used in the determination of fair value:

	Year Ended September 30,
	2013	2012	2011
Risk-free interest rate	0.2 – 1.6%	0.1 – 2.0%	0.3 – 3.5%
Weighted-average dividend yield	3.8%	3.4%	3.8%
Weighted-average volatility factor	34.9%	37.4%	41.1%
Exercise factor	32.1%	32.9%	34.4%
Post-vesting termination rate	5.0%	5.0%	5.0%
Expected life (years)	4.1	4.2	4.2

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

The following tables provide a summary of outstanding stock option awards:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at September 30, 2012	2,873,954	$21.18
Granted	508,650	20.78
Exercised	(189,199)	20.16
Forfeited	(34,345)	20.96
Expired	(113,658)	22.51
Outstanding at September 30, 2013	3,045,402	21.13

Exercisable at September 30, 2013	2,060,321	21.11

As of September 30, 2013, there was $2.3 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 1.6 years.  This unrecognized compensation expense included a reduction for our estimate of potential forfeitures.  As of September 30, 2013, the average remaining life of the outstanding stock options was 6.0 years with an aggregate intrinsic value of $19.0.  As of September 30, 2013, the average remaining life of the exercisable stock options was

4.9 years with an aggregate intrinsic value of $12.9.  The total intrinsic value of options exercised by employees and directors during 2013, 2012, and 2011 was $0.9, $0.7, and $0.1.

Time-Based Stock Awards and Performance-Based Stock Awards — During 2009, we began granting performance-based stock awards as part of our annual grant instead of time-based stock awards.  These performance-based stock awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk incentive compensation, (iv) delineate clear accountabilities, and (v) ensure competitive compensation.  We believe that our blend of compensation components provides the Company’s leadership team with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company.  The vesting of performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period and a corresponding service requirement.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  The number of shares awarded is based upon the fair value of our stock at the date of grant adjusted for the attainment level at the end of the period.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projections.  As a result, depending on the degree to which performance criteria are achieved or projections change, expenses related to the performance-based stock awards may become more volatile as we approach the final performance measurement date at the end of the three-year period.

The value of time-based stock awards and performance-based stock awards in our common stock is the fair value at the date of grant.  The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2013, 2012, and 2011 was $6.5, $10.3, and $9.8 (including dividends).  A summary of the unvested stock award activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted-Average
	Number of	Grant Date
Time-Based Stock Awards	Shares	Fair Value
Non-vested time-based stock awards at September 30, 2012	158,249	$21.30
Granted	82,830	22.25
Vested	(115,995)	22.72
Forfeited	(12,010)	20.82
Non-vested time-based stock awards at September 30, 2013	113,074	20.59

		Weighted-Average
	Number of	Grant Date
Performance-Based Stock Awards	Shares	Fair Value
Non-vested performance-based stock awards at September 30, 2012	1,215,459	$21.14
Granted	778,942	20.76
Vested	(70,460)	19.69
Forfeited	(516,947)	19.82
Non-vested performance-based stock awards at September 30, 2013	1,406,994	21.49

As of September 30, 2013, $1.6 and $3.3 of unrecognized stock-based compensation was associated with our unvested time-based stock awards and performance-based stock awards based upon projected performance to date.  These costs are expected to be recognized over a weighted-average period of 2.1 and 1.6 years.  This unrecognized compensation expense included a reduction for an estimate of potential forfeitures.  As of September 30, 2013, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $3.1 and $38.5.  The weighted-average grant date fair value of time-based stock awards was $21.47 and $21.38 per share for 2012 and 2011.  The weighted-average grant date fair value of performance-based stock awards was $22.34 and $19.66 per share for 2012 and 2011.

Dividends payable in stock accrue on both time-based and performance-based stock awards, and are subject to the same terms as the original grants.  As of September 30, 2013, a total of 77,974 stock units had accumulated on unvested stock awards due to dividend reinvestments and are excluded from the tables above.  The aggregate fair value of these shares at September 30, 2013, was $2.1.

Vested Deferred Stock — Past stock-based compensation programs allowed deferrals after vesting to be set up as deferred stock.  As of September 30, 2013, there were 261,697 shares that were deferred fully-vested and are excluded from the tables above.  The aggregate fair value of these shares at September 30, 2013, was $7.2.

10.             Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases. Rental expense for 2013, 2012, and 2011 was $23.7, $9.5, and $9.0.  The aggregate future minimum lease payments for operating leases, excluding renewable periods, as of September 30, 2013, were as follows:

Amount
2014	$19.6
2015	15.2
2016	11.5
2017	8.1
2018	6.4
Thereafter	53.4
$114.2

Litigation

General — Like most companies, we are involved on an ongoing basis in claims, lawsuits, and government proceedings relating to our operations, including environmental, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to litigation.  If a loss is not considered probable and/or cannot be reasonably estimated, we are required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

Claims other than employment and related matters have deductibles and self-insured retentions ranging from $0.5 to $1.0 per occurrence or per claim, depending upon the type of coverage and policy period.  Outside insurance companies and third-party claims administrators assist in establishing individual claim reserves, and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses.  Claim reserves for employment-related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees when such amounts are considered probable of payment.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

Matthews Litigation — In August 2010, the York Group, Inc., Milso Industries Corporation, and Matthews International Corporation (collectively “Matthews”) filed a lawsuit against Scott Pontone and Batesville Casket Company, Inc. in the U.S. District Court, Western District of Pennsylvania, which was subsequently amended by Matthews in February 2011 to include two additional defendants, Harry Pontone and Pontone Casket Company, LLC (the “Matthews Litigation”).  The Matthews Litigation arises, in part, as a result of a Marketing Consulting Agreement entered into between Batesville and Pontone Casket Company effective June 24, 2010, and Batesville’s hiring of two former employees of certain Matthews entities in June 2010.  Scott Pontone provides consulting services to Batesville pursuant to the Marketing Consulting Agreement entered into between Batesville and Pontone Casket Company.  Matthews alleges that Scott Pontone and Harry Pontone breached contractual and business obligations with Matthews and that Batesville induced certain of those breaches as part of its sales initiatives in the New York metropolitan area.

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

Horstmann Litigation — On March 18, 2013, a joint and several judgment was entered by the Higher Regional Court (OLG) Hamm, Germany, in favor of plaintiff, Jürgen Horstmann, and against defendants, Atlas-Vermögensverwaltungs GmbH, ThyssenKrupp

Technologies Beteiligungen (“ThyssenKrupp”), and Hillenbrand subsidiary, Coperion, in the amount of €10.3, plus interest, for a total estimated judgment of €18.5 to €19.6 (the “Horstmann Litigation”).  In the Horstmann Litigation, the plaintiff alleged numerous claims relating to its purchase from ThyssenKrupp of a former ThyssenKrupp business in 1996.  This judgment reversed a ruling on September 1, 2010, by the Court of First Instance that previously dismissed these claims.

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

On August 22, 2013, the defendants in the Horstmann Litigation filed an appeal with the German Federal Court of Justice of the judgment that was entered on March 18, 2013.  Even if the appeal is unsuccessful and the judgment stands, Hillenbrand believes it will be fully indemnified with respect to the Horstmann Litigation and does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial condition or liquidity.  Hillenbrand’s balance sheet at September 30, 2013, included a long-term liability of $8.7 and a corresponding indemnification receivable, recorded in other assets, for $8.7.

11.             Other Income (Expense), Net

	Year Ended September 30,
	2013	2012	2011
Interest income on Forethought Note	$—	$—	$6.4
Equity in net (loss) income of affiliates	(1.3)	1.6	5.4
Net realized gain on auction rate securities and investments	0.3	0.2	0.5
Foreign currency exchange gain (loss)	0.1	(0.5)	(0.5)
Business acquisition costs, net	1.0	—	—
Other, net	(0.5)	(2.8)	(1.6)
Other income (expense), net	$(0.4)	$(1.5)	$10.2

The acquisition of Coperion was transacted in euros.  Business acquisition costs, net, within this income statement category represents the foreign exchange gain recognized on euro-denominated cash required to fund the acquisition, offset by the costs of derivative contracts that hedged currency exposure on the funds required to close the transaction.

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

Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at September 30,	Fair Value at September 30, 2013 Using Inputs Considered as:
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$42.7	$42.7	$—	$—
Equity investments	1.0	—	—	5.0
Investments in rabbi trust	5.6	5.6	—	—
Derivative instruments	1.5	—	1.5	—

Liabilities:
$150 senior unsecured notes	148.8	155.3	—	—
Revolving credit facilities	325.5	—	325.5	—
Term loan	190.0	—	190.0	—
Derivative instruments	0.5	—	0.5	—

	Carrying Value at September 30,	Fair Value at September 30, 2012 Using Inputs Considered as:
	2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20.2	$20.2	$—	$—
Equity investments	2.5	1.5	—	1.0
Investments in rabbi trust	5.5	5.5	—	—

Liabilities:
$150 senior unsecured notes	148.6	165.6	—	—
Revolving credit facilities	123.0	—	123.0	—
Derivative instruments	0.4	—	0.4	—

Valuation Techniques

•                  The carrying amount of equity investments (included as a component of other assets within the balance sheet) was $1.0 and $2.5 at September 30, 2013 and 2012.  Our equity investments include $1.0 of warrants to purchase the common stock of a privately held company, which had entered into a definitive agreement to be purchased by a third-party as of September 30, 2013.  The fair value of the warrants was determined at September 30, 2013, using the Black Scholes model and was discounted to account for risks inherent in the pending transaction.  At September 30, 2012, our equity investments also included $1.5 of common stock in a publicly traded company, which was sold in 2013.  The fair values at September 30, 2012, were determined using either quoted prices in an active market or using present value or other techniques appropriate for a particular financial instrument. All of these techniques involve some degree of management judgment and, as a result, are not necessarily indicative of the amounts we would realize in a current market exchange.

•                  The fair value of the investments in the rabbi trust were based on quoted prices in active markets.  The trust assets consist of participant-directed investments in publicly traded mutual funds.

•                  We estimate the fair value of our foreign currency derivatives using industry accepted models.  The significant Level 2 inputs used in the valuation of our derivatives include spot rates, forward rates, and volatility.  These inputs are obtained from pricing services, broker quotes, and other sources.

•                  The fair value of the 10-year, 5.5% fixed-rate senior unsecured notes was based on quoted prices in an active market.

•                  The fair values of the revolving credit facility and term loan are estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facilities or term loan.

•                  The private equity limited partnerships were excluded from the tables above. The carrying amount of these assets (included as a component of other assets within the balance sheet) was $10.3 and $13.3 at September 30, 2013 and 2012. The fair value of these equity method investments is not readily available.

13.             Segment and Geographical Information

We conduct our operations through two reportable business segments: the Process Equipment Group and Batesville.  These reporting segments are determined on the basis of our management structure, and how we internally report financial information used to make operating decisions and evaluate results.

We record the direct costs of business operations to the  reporting segments, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs.  Corporate provides management and administrative services to each reporting segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as internal audit, investor relations, financial reporting, and tax compliance.  With limited exception for certain professional services and technology costs, we do not allocate these types of corporate expenses to the reporting segments.

	September 30,
	2013	2012	2011
Net revenue
Process Equipment Group	$932.7	$376.4	$245.9
Batesville	620.7	606.8	637.5
Total net revenue	$1,553.4	$983.2	$883.4

Adjusted EBITDA
Process Equipment Group	$116.4	$79.7	$53.3
Batesville	161.0	152.8	179.9
Corporate	(29.9)	(25.1)	(24.8)

Net revenue(1)
United States	$886.3	$817.5	$741.2
International	667.1	165.7	142.2
Total revenue	$1,553.4	$983.2	$883.4

Depreciation and amortization
Process Equipment Group	$71.1	$23.3	$17.5
Batesville	17.9	16.6	17.8
Corporate	0.4	0.5	0.8
Total depreciation and amortization	$89.4	$40.4	$36.1

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	September 30,
	2013	2012
Total assets assigned
Process Equipment Group	$1,708.6	$769.7
Batesville	238.3	236.2
Corporate	56.3	81.6
Total assets	$2,003.2	$1,087.5

Tangible long-lived assets, net
United States	$101.9	$100.4
International	70.0	17.5
Tangible long-lived assets, net	$171.9	$117.9

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Year Ended September 30,
	2013	2012	2011
Adjusted EBITDA:	$	$	$
Process Equipment Group	116.4	79.7	53.3
Batesville	161.0	152.8	179.9
Corporate	(29.9)	(25.1)	(24.8)
Less:
Interest income	(0.6)	(0.5)	(7.4)
Interest expense	24.0	12.4	11.0
Income tax expense	28.3	30.1	51.7
Depreciation and amortization	89.4	40.4	36.1
Business acquisition costs	16.0	4.2	6.3
Inventory step-up	21.8	—	2.8
Restructuring	2.8	8.3	1.3
Long-term incentive compensation related to the international integration	—	2.2	—
Antitrust litigation	0.2	5.5	1.3
Other	0.2	—	(0.8)
Consolidated net income	$65.4	$104.8	$106.1

14.             Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net revenue	$305.2	$398.5	$408.8	$440.9
Gross profit	110.6	136.6	135.1	144.9
Net income(1)	14.3	12.7	13.3	23.1
Earnings per share — basic and diluted	0.23	0.20	0.21	0.37

2012
Net revenue	$231.6	$259.7	$238.4	$253.5
Gross profit	93.7	104.3	90.8	100.1
Net income(1)	31.3	27.4	21.3	24.8
Earnings per share — basic and diluted	0.50	0.44	0.34	0.40

(1) Net income attributable to Hillenbrand

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

On January 10, 2013, the Company, the Guarantors, and U.S. Bank National Association (“Trustee”) entered into a supplemental indenture pursuant to which the Guarantors agreed to guarantee the obligations of the Company under its 5.50% Notes due 2020 issued pursuant to an Indenture entered into on July 9, 2010, between the Company and the Trustee.  As such, certain 100% owned subsidiaries of Hillenbrand fully and unconditionally, jointly and severally, agreed to guarantee all of the indebtedness relating to our obligations under our 5.50% Notes due 2020.  The following are the condensed consolidating financial statements, including the guarantors, which present the statements of income, balance sheets, and cash flows of (i) the parent holding company, (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) eliminations necessary to present the information for Hillenbrand on a consolidated basis.

The Condensed Consolidating Balance Sheet for September 30, 2012, has been revised to correct the classification of certain intercompany accounts, including intercompany receivables, investment in consolidated subsidiaries, intercompany payables, and shareholders’ equity. These revisions increased investment in consolidated subsidiaries and intercompany payables for the parent holding company by $58.3.  The revisions also increased intercompany receivables ($51.3) and reduced investment in consolidated subsidiaries ($56.6) and intercompany payables ($5.3) for the guarantor subsidiaries.  Finally, these revisions decreased intercompany receivables ($8.3) and intercompany payables ($10.0); and increased shareholders’ equity ($1.7) for the non-guarantor subsidiaries. The revisions to the guarantor subsidiaries had no impact on net assets.  These revisions did not impact consolidated results and are not significant to the previously reported financial statements.

Condensed Consolidating Statements of Income

	Year ended September 30, 2013					Year ended September 30, 2012					Year ended September 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$863.4	$862.7	$(172.7)	$1,553.4	$—	$795.5	$349.1	$(161.4)	$983.2	$—	$726.4	$316.9	$(159.9)	$883.4
Cost of goods sold	—	442.8	647.3	(63.9)	1,026.2	—	391.9	258.7	(56.3)	594.3	—	334.2	233.6	(54.3)	513.5
Gross profit	—	420.6	215.4	(108.8)	527.2	—	403.6	90.4	(105.1)	388.9	—	392.2	83.3	(105.6)	369.9
Operating expenses	42.4	260.0	215.5	(108.8)	409.1	31.4	249.6	64.2	(105.1)	240.1	36.1	225.1	55.7	(105.6)	211.3
Operating profit	(42.4)	160.6	(0.1)	—	118.1	(31.4)	154.0	26.2	—	148.8	(36.1)	167.1	27.6	—	158.6
Interest expense	19.8	0.2	4.4	(0.4)	24.0	12.4	—	—	—	12.4	11.0	—	—	—	11.0
Other income (expense), net	1.4	(3.5)	2.1	(0.4)	(0.4)	0.1	(0.2)	(1.4)	—	(1.5)	—	11.2	(1.0)	—	10.2
Equity in net income (loss) of subsidiaries	105.2	10.0	—	(115.2)	—	116.4	4.5	—	(120.9)	—	131.9	6.2	—	(138.1)	—
Income (loss) before income taxes	44.4	166.9	(2.4)	(115.2)	93.7	72.7	158.3	24.8	(120.9)	134.9	84.8	184.5	26.6	(138.1)	157.8
Income tax expense (benefit)	(19.0)	58.5	(11.2)	—	28.3	(32.1)	57.1	5.1	—	30.1	(21.3)	66.9	6.1	—	51.7
Consolidated net income	63.4	108.4	8.8	(115.2)	65.4	104.8	101.2	19.7	(120.9)	104.8	106.1	117.6	20.5	(138.1)	106.1
Less: Net income attributable to noncontrolling interests	—	—	2.0	—	2.0	—	—	—	—	—	—	—	—	—	—
Net income (loss)(1)	$63.4	$108.4	$6.8	$(115.2)	$63.4	$104.8	$101.2	$19.7	$(120.9)	$104.8	$106.1	$117.6	$20.5	$(138.1)	$106.1
Consolidated Comprehensive income (loss)	$104.4	$132.5	$28.5	$(159.0)	$105.9	$101.9	$104.9	$13.1	$(118.0)	$101.9	$109.6	$109.5	$32.0	$(141.5)	$109.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.5	—	1.5	—	—	—	—	—	—	—	—	—	—
Comprehensive income (loss)(2)	$104.4	$132.5	$27.0	$(159.0)	$104.4	$101.9	$104.9	$13.1	$(118.0)	$101.9	$109.6	$109.5	$32.0	$(141.5)	$109.6

(1) Net income attributable to Hillenbrand

(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	As of September 30, 2013					As of September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$0.6	$8.7	$33.4	$—	$42.7	$3.9	$6.3	$10.0	$—	$20.2
Trade receivables, net	—	97.0	116.4	—	213.4	—	110.4	40.3	—	150.7
Unbilled receivables from long-term manufacturing contracts	—	15.2	126.9	—	142.1	—	—	—	—	—
Inventories	—	72.4	107.8	(2.7)	177.5	—	62.5	29.9	(2.4)	90.0
Deferred income taxes	9.1	8.3	4.9	—	22.3	—	26.5	—	(6.9)	19.6
Prepaid expense	1.0	4.4	15.0	—	20.4	5.5	2.6	7.0	—	15.1
Intercompany receivables	222.5	1,011.3	33.3	(1,267.1)	—	211.6	870.3	44.2	(1,126.1)	—
Other current assets	0.4	4.3	17.0	(0.7)	21.0	2.0	1.2	8.2	(1.7)	9.7
Total current assets	233.6	1,221.6	454.7	(1,270.5)	639.4	223.0	1,079.8	139.6	(1,137.1)	305.3
Property, plant and equipment, net	7.4	69.0	95.5	—	171.9	7.1	66.0	44.8	—	117.9
Intangible assets, net	2.7	194.3	361.6	—	558.6	1.6	185.5	126.8	—	313.9
Goodwill	—	209.3	376.5	—	585.8	—	176.0	127.7	—	303.7
Investment in consolidated subsidiaries	1,938.9	644.0	—	(2,582.9)	—	1,457.3	311.3	—	(1,768.6)	—
Other assets	13.9	19.0	15.5	(0.9)	47.5	9.8	77.4	0.9	(41.4)	46.7
Total Assets	$2,196.5	$2,357.2	$1,303.8	$(3,854.3)	$2,003.2	$1,698.8	$1,896.0	$439.8	$(2,947.1)	$1,087.5

Trade accounts payable	$0.6	$25.8	$155.0	$—	$181.4	$0.7	$18.2	$16.4	$—	$35.3
Liabilities from long-term manufacturing contracts and advances	—	12.3	68.6	—	80.9	—	9.6	6.3	—	15.9
Current portion of long-term debt	10.0	—	—	—	10.0	—	—	—	—	—
Accrued compensation	3.6	22.3	33.7	—	59.6	—	22.2	8.8	(1.7)	29.3
Deferred income taxes	—	—	12.1	—	12.1	—	—	7.8	(6.9)	0.9
Intercompany payables	1,048.1	221.7	—	(1,269.8)	—	911.8	216.7	—	(1,128.5)	—
Other current liabilities	3.6	69.3	49.3	(0.7)	121.5	8.4	49.9	12.1	—	70.4
Total current liabilities	1,065.9	351.4	318.7	(1,270.5)	465.5	920.9	316.6	51.4	(1,137.1)	151.8
Long-term debt	562.3	—	92.0	—	654.3	271.6	—	—	—	271.6
Accrued pension and postretirement healthcare	—	86.1	104.2	—	190.3	—	111.8	—	—	111.8
Deferred income taxes	—	46.2	30.1	(0.9)	75.4	—	56.3	6.8	(41.4)	21.7
Other long-term liabilities	—	24.4	17.0	—	41.4	—	24.3	—	—	24.3
Total Liabilities	1,628.2	508.1	562.0	(1,271.4)	1,426.9	1,192.5	509.0	58.2	(1,178.5)	581.2

Total Hillenbrand Shareholders’ Equity	568.3	1,849.1	733.8	(2,582.9)	568.3	506.3	1,387.0	381.6	(1,768.6)	506.3
Noncontrolling interests	—	—	8.0	—	8.0	—	—	—	—	—
Total Equity	568.3	1,849.1	741.8	(2,582.9)	576.3	506.3	1,387.0	381.6	(1,768.6)	506.3
Total Liabilities and Equity	$2,196.5	$2,357.2	$1,303.8	$(3,854.3)	$2,003.2	$1,698.8	$1,896.0	$439.8	$(2,947.1)	$1,087.5

Condensed Consolidating Statements of Cash Flows

	Year ended September 30, 2013					Year ended September 30, 2012					Year ended September 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$152.1	$107.4	$(36.4)	$(95.9)	$127.2	$209.4	$335.2	$4.3	$(410.7)	$138.2	$252.8	$(81.8)	$18.5	$—	$189.5

Investing activities:
Capital expenditures	(2.8)	(14.3)	(12.8)	—	(29.9)	(4.6)	(10.1)	(6.2)	—	(20.9)	(5.0)	(14.3)	(2.6)	—	(21.9)
Forethought Note principal repayment	—	—	—	—	—	—	—	—	—	—	—	91.5	—	—	91.5
Acquisition of business, net of cash acquired	(404.3)	(0.5)	(10.9)	—	(415.7)	—	52.3	(56.7)	—	(4.4)	(240.9)	—	—	—	(240.9)
Proceeds from redemption and sales of auction rate securities and investments	1.7	—	—	—	1.7	0.8	—	—	—	0.8	—	12.4	—	—	12.4
Other	2.3	0.1	0.5	—	2.9	2.0	—	—	—	2.0	4.4	—	—	—	4.4
Net cash provided by (used in) investing activities	(403.1)	(14.7)	(23.2)	—	(441.0)	(1.8)	42.2	(62.9)	—	(22.5)	(241.5)	89.6	(2.6)	—	(154.5)

Financing activities:
Proceeds from term loan	200.0	—	—	—	200.0	—	—	—	—	—	—	—	—	—	—
Repayments on term loan	(10.0)	—	—	—	(10.0)	—	—	—	—	—	—	—	—	—	—
Proceeds from revolving credit facilities, net of financing costs	592.3	—	118.0	—	710.3	545.7	—	—	—	545.7	179.0	—	—	—	179.0
Repayments on revolving credit facilities	(485.5)	—	(29.2)	—	(514.7)	(708.0)	—	—	—	(708.0)	(150.9)	—	—	—	(150.9)
Payment of dividends - intercompany	—	(90.3)	(5.6)	95.9	—	—	(388.8)	(21.9)	410.7	—	—	—	—	—	—
Payment of dividends on common stock	(48.7)	—	—	—	(48.7)	(47.6)	—	—	—	(47.6)	(46.9)	—	—	—	(46.9)
Purchase of common stock	—	—	—	—	—	—	—	—	—	—	(3.8)	—	—	—	(3.8)
Other, net	(0.4)	—	—	—	(0.4)	(1.2)	—	—	—	(1.2)	0.6	—	—	—	0.6
Net cash provided by (used in) financing activities	247.7	(90.3)	83.2	95.9	336.5	(211.1)	(388.8)	(21.9)	410.7	(211.1)	(22.0)	—	—	—	(22.0)

Effect of exchange rates on cash and cash equivalents	—	—	(0.2)	—	(0.2)	—	—	0.1	—	0.1	—	—	4.1	—	4.1

Net cash flow	(3.3)	2.4	23.4	—	22.5	(3.5)	(11.4)	(80.4)	—	(95.3)	(10.7)	7.8	20.0	—	17.1
Cash and equivalents at beginning of period	3.9	6.3	10.0	—	20.2	7.4	17.7	90.4	—	115.5	18.1	9.9	70.4	—	98.4
Cash and equivalents at end of period	$0.6	$8.7	$33.4	$—	$42.7	$3.9	$6.3	$10.0	$—	$20.2	$7.4	$17.7	$90.4	$—	$115.5

16.             Restructuring

During 2013, Hillenbrand incurred $4.1 of restructuring costs ($0.5 at the Process Equipment Group, $3.4 at Batesville, and $0.2 at Corporate).  These costs consisted of $3.2 classified as cost of goods sold and $0.9 classified as operating expenses related to severance and other restructuring costs.  Batesville’s restructuring costs relate primarily to the decision to discontinue the purchase, sale, and distribution of its vault product line.  Future charges related to these restructurings are not expected to be significant.  The majority of the severance and exit costs have been paid as of September 30, 2013, but some will be paid in 2014.

SCHEDULE II

HILLENBRAND, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011

		Additions
	Balance at	Charged to	Charged to		Deductions	Balance
	Beginning	Costs and	Other		Net of	at End
(in millions)	of Period	Expense	Accounts		Recoveries (b)	of Period

Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2013	$16.5	$2.6	$1.9	(a)	$(1.7)	$19.3
Year ended September 30, 2012	$21.7	$2.2	$—		$(7.4)	$16.5
Year ended September 30, 2011	$20.1	$1.2	$0.1	(c)	$0.3	$21.7

Allowance for inventory valuation:

Year ended September 30, 2013	$2.8	$0.6	$12.8	(a)	$(1.2)	$15.0
Year ended September 30, 2012	$3.2	$—	$—		$(0.4)	$2.8
Year ended September 30, 2011	$3.2	$0.8	$—		$(0.8)	$3.2

(a)         Reflects opening reserve balances resulting from the acquisition of Coperion.

(b)         Reflects the write-off of specific receivables against recorded reserves and other adjustments.

(c)          Reflects opening reserve balances resulting from the acquisition of Rotex.

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

On December 1, 2012, we completed our acquisition of Coperion, which included its existing information systems and internal controls over financial reporting.  In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2013, we have elected to exclude Coperion from our evaluation for 2013 as permitted under existing SEC rules.  We are currently in the process of evaluating and integrating Coperion’s historical internal controls over financial reporting with those of the rest of the Company.  The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting.  We expect to complete this integration in 2014.

Other than the changes noted above, there have been no changes to our internal controls over financial reporting.  Management’s report on our internal control over financial reporting is included under Item 8.

Item 9B.                        OTHER INFORMATION

None.

PART III

Item 10.                          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Executive Officers of the Registrant.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Exchange Act is incorporated by reference to the 2014 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2014 Proxy Statement, where such information is included under the heading “The Board of Directors and Committees.”

Item 11.                          EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2014 Proxy Statement, where such information is included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2014 Proxy Statement, where such information is included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2014 Proxy Statement, where such information is included under the heading “The Board of Directors and Committees.”

Item 14.                          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2014 Proxy Statement, where such information is included under the heading “Proposal No. 5-Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)         Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 33.

(2) Financial Statement Schedule

The financial statement schedule on page 69 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

(3) Exhibits

The Exhibit Index, which index follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

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

HILLENBRAND, INC.

By:	/s/ Joe A. Raver
Joe A. Raver
President and Chief Executive Officer
November 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/F. Joseph Loughrey	Chairperson of the Board	November 25, 2013
F. Joseph Loughrey

/s/Joe A. Raver	President, Chief Executive Officer and Director	November 25, 2013
Joe A. Raver	(Principal Executive Officer)

/s/Cynthia L. Lucchese	Senior Vice President and Chief Financial Officer	November 25, 2013
Cynthia L. Lucchese	(Principal Financial Officer)

/s/Elizabeth E. Dreyer	Vice President — Controller and Chief Accounting	November 25, 2013
Elizabeth E. Dreyer	Officer (Principal Accounting Officer)

/s/Edward B. Cloues II	Director	November 25, 2013
Edward B. Cloues II

/s/Helen W. Cornell	Director	November 25, 2013
Helen W. Cornell

/s/Mark C. Deluzio	Director	November 25, 2013
Mark C. Deluzio

/s/Joy M. Greenway	Director	November 25, 2013
Joy M. Greenway

/s/W August Hillenbrand	Director	November 25, 2013
W August Hillenbrand

/s/Thomas H. Johnson	Director	November 25, 2013
Thomas H. Johnson

/s/ Eduardo R. Menascẻ	Director	November 25, 2013
Eduardo R. Menascẻ

/s/Neil S. Novich	Director	November 25, 2013
Neil S. Novich

/s/Stuart A. Taylor II	Director	November 25, 2013
Stuart A. Taylor II

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

Exhibit 4.3

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

Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its non-CEO executive officers, including Kimberly K. Ryan and Scott P. George (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed November 28, 2011)

Exhibit 10.13	**

Form of Indemnity Agreement between Hillenbrand, Inc. and certain executive officers, including named executive officers (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10)

Exhibit 10.14	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)

Exhibit 10.15	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)

Exhibit 10.16	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form 10)

Exhibit 10.17	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)

Exhibit 10.18

Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, and Citibank, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.19	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2009)

Exhibit 10.20	**	Employment Agreement dated as of October 27, 2008, between Hillenbrand, Inc. and Jan Santerre (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 6, 2009)

Exhibit 10.21

Voting Agreement, dated as of January 8, 2010, by and among Hillenbrand, Inc., Krusher Acquisition Corp. and certain shareholders of K-Tron International, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 11, 2010)

Exhibit 10.22	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 1, 2010)

Exhibit 10.23

Letter Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and Forethought Financial Group, Inc. regarding Repurchase of Promissory Note and Redemption of Warrants (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2010)

Exhibit 10.24

Amendment No. 1 to Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, and Citibank, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 6, 2010)

Exhibit 10.25

Amendment No. 2 to Credit Agreement dated as of March 28, 2008 among Hillenbrand, Inc., the lenders named therein, Citibank, N.A., as resigning agent for the lenders and J.P. Morgan Chase Bank NA as successor agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 6, 2010)

Exhibit 10.26	**	Employment Agreement dated November 11, 2008 between K-Tron International, Inc. and Kevin C. Bowen (Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.27	**

Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement between Hillenbrand, Inc. and certain executive officers (Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.28	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.29	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.30	**

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

Exhibit 10.32

Securities Purchase Agreement dated as of August 4, 2011, by and among Hillenbrand, Inc., Rotex Global, LLC, and Rotex Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 5, 2011)

Exhibit 10.33	**	Employment Agreement dated as of January 30, 2012 between Hillenbrand, Inc., and Scott P. George (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 7, 2012)

Exhibit 10.34

Credit Agreement dated as of July 27, 2012 among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2012)

Exhibit 10.35

Confidential Settlement Agreement dated as of October 1, 2012, by and among Batesville Casket Company, Inc., Hill-Rom Holdings, Inc., and certain parties, on the one hand, and Funeral Consumers Alliance, Inc. and certain other parties, on the other hand (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.36

Share Purchase Agreement, dated as of October 16, 2012, by and among Hillenbrand, Inc., Hillenbrand Germany Holding GmbH, DBAG Fund V GmbH & Co. KG, DBAG Fund V International GmbH & Co. KG, DBAG Fund V Konzern GmbH & Co. KG, DBAG Fund V Co-Investor GmbH & Co. KG, Deutsche Beteiligungsgesellschaft mbH, Günter Bachmann, Axel Kiefer and Thomas Kehl (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on October 16, 2012)

Exhibit 10.37

Amendment and Restatement Agreement dated as of  November 19, 2012, among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1  to Current Report on Form 8-K, filed on November 21, 2012)

Exhibit 10.38

Guarantee Facility Agreement dated as of December 3, 2012, by and between Coperion GmbH and Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.39

Guaranty dated as of December 3, 2012, by Hillenbrand, Inc. in favor of Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.40

Private Shelf Agreement dated as of December 6, 2012, by and between Hillenbrand, Inc. and Prudential Investment Management, Inc. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.41	**

Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement by and between Hillenbrand, Inc. and certain employees including executive officers (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.42

Annex to Guaranty dated as of January 9, 2013, by Coperion Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent, and various other agents and lenders named therein (Incorporated by reference to the Form of Subsidiary Guaranty and Form of Annex to Guaranty, copies of which were filed as exhibits to Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2012)

Exhibit 10.43	**	Written description of oral agreement between Hillenbrand, Inc. and Kenneth A. Camp (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 8, 2013)

Exhibit 10.44	**	Employment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2013)

Exhibit 10.45	**

Change in Control Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 5, 2013)

Exhibit 10.46	**	Amendment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2013)

Exhibit 10.47

Syndicated L/G Facility Agreement dated as of June 3, 2013, by and among Hillenbrand, Inc., and certain of its subsidiaries, and Commerzbank Aktiengesellschaft, as arranger and lender, and various other lenders named therein (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013)

Exhibit 10.48	*	Employment Agreement dated as of August 29, 2013, by and between Hillenbrand Germany Holding GmbH and Thomas Kehl

Exhibit 10.49	*	Change in Control Agreement dated as of August 29, 2013, by and between Hillenbrand, Inc. and Thomas Kehl

Exhibit 14.1		Code of Ethical Business Conduct (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.

Exhibit 23.1	*	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	***

The following materials from the Hillenbrand, Inc. Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income for the years ended September 30, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheet for the years ended September 30, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the years ended September 30, 2013, 2012 and 2011, (v) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.
***

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.