Form 10-Q
period 2013-12-31
Hillenbrand, Inc.
filed 2014-02-04
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

Yes ☐  No ☒

The registrant had 63,049,281 shares of common stock, no par value per share, outstanding as of January 28, 2014.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended
	December 31,
	2013	2012

Net revenue	$384.9	$305.2
Cost of goods sold	253.9	194.7
Gross profit	131.0	110.5
Operating expenses	94.0	86.4
Operating profit	37.0	24.1
Interest expense	6.3	4.5
Other income (expense), net	(0.1)	0.9
Income before income taxes	30.6	20.5
Income tax expense	9.0	5.9
Consolidated net income	21.6	14.6
Less: Net income attributable to noncontrolling interests	1.3	0.3
Net income(1)	$20.3	$14.3

Net income(1) — per share of common stock:
Basic earnings per share	$0.32	$0.23
Diluted earnings per share	$0.32	$0.23
Weighted-average shares outstanding — basic	63.1	62.4
Weighted-average shares outstanding — diluted	63.7	62.6

Cash dividends per share	$0.1975	$0.1950

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended
	December 31,
	2013	2012

Consolidated net income	$21.6	$14.6
Other comprehensive income (loss), net of tax
Currency translation	8.7	10.2
Pension and postretirement (net of tax of $1.0 and $0.7)	2.2	1.1
Change in net unrealized gain (loss) on derivative instruments (net of tax of $0.2 and $0.0)	0.5	0.2
Change in net unrealized gain (loss) on available-for-sale securities (net of tax of $0.0 and $0.1)	—	(0.2)
Total other comprehensive income, net of tax	11.4	11.3
Consolidated comprehensive income	33.0	25.9
Less: Comprehensive income attributable to noncontrolling interests	1.2	0.3
Comprehensive income (2)	$31.8	$25.6

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	December 31,	September 30,
	2013	2013
ASSETS
Current Assets
Cash and cash equivalents	$62.3	$42.7
Trade receivables, net	189.6	213.4
Unbilled receivables from long-term manufacturing contracts	131.0	142.1
Inventories	178.6	177.5
Deferred income taxes	23.4	22.3
Prepaid expenses	28.9	20.4
Other current assets	16.7	21.0
Total current assets	630.5	639.4
Property, plant, and equipment, net	171.9	171.9
Intangible assets, net	556.1	558.6
Goodwill	599.4	585.8
Other assets	46.0	47.5
Total Assets	$2,003.9	$2,003.2

LIABILITIES
Current Liabilities
Trade accounts payable	$169.6	$183.2
Liabilities from long-term manufacturing contracts and advances	97.1	80.9
Current portion of long-term debt	11.2	10.0
Accrued compensation	43.3	59.6
Deferred income taxes	11.0	12.1
Other current liabilities	117.6	119.7
Total current liabilities	449.8	465.5
Long-term debt	640.5	654.3
Accrued pension and postretirement healthcare	193.0	190.3
Deferred income taxes	74.0	75.4
Other long-term liabilities	39.8	41.4
Total Liabilities	1,397.1	1,426.9

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.1 and 63.1 shares issued, 63.0 and 62.9 shares outstanding)	—	—
Additional paid-in capital	328.1	321.7
Retained earnings	259.8	252.2
Treasury stock (0.1 and 0.2 shares)	(1.6)	(4.2)
Accumulated other comprehensive gain (loss)	10.0	(1.4)
Hillenbrand Shareholders’ Equity	596.3	568.3
Noncontrolling interests	10.5	8.0
Total Shareholders’ Equity	606.8	576.3

Total Liabilities and Equity	$2,003.9	$2,003.2

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flow (Unaudited)

(in millions)

	Three Months Ended
	December 31,
	2013	2012
Operating Activities
Consolidated net income	$21.6	$14.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14.3	15.0
Deferred income taxes	(5.4)	4.7
Share-based compensation	1.7	4.5
Trade accounts receivable and receivables on long-term manufacturing contracts	38.3	4.3
Inventories	0.4	8.4
Other current assets	(2.1)	(8.3)
Trade accounts payable	(16.6)	0.2
Accrued expenses and other current liabilities	(5.6)	(25.3)
Income taxes payable	(2.6)	(1.2)
Defined benefit plan funding	(4.2)	(1.2)
Defined benefit plan expense	3.6	3.8
Other, net	2.5	0.2
Net cash provided by operating activities	45.9	19.7

Investing Activities
Capital expenditures	(5.6)	(5.6)
Proceeds from sales of property, plant, and equipment	—	1.2
Proceeds from sales of investments	—	1.4
Acquisition of business, net of cash acquired	—	(415.6)
Other, net	(0.6)	—
Net cash used in investing activities	(6.2)	(418.6)

Financing Activities
Proceeds from term loan	—	200.0
Repayments on term loan	(2.5)	(2.5)
Proceeds from revolving credit facilities, net of financing costs	94.2	535.3
Repayments on revolving credit facilities	(105.9)	(238.0)
Payment of dividends on common stock	(12.4)	(12.1)
Net proceeds (payments) on stock plans	7.6	(2.7)
Other, net	(0.3)	—
Net cash (used in) provided by financing activities	(19.3)	480.0

Effect of exchange rates on cash and cash equivalents	(0.8)	0.8

Net cash flows
	19.6	81.9
Cash and cash equivalents:
At beginning of period	42.7	20.2
At end of period	$62.3	$102.1

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

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries, including Coperion Capital GmbH (“Coperion”), which was acquired on December 1, 2012.  The acquisition of Coperion included a few small subsidiaries where Coperion’s ownership percentage was less than 100%.  These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC.  Certain prior period balances have been reclassified to conform to the current presentation.  In the opinion of management, these financial statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

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

Correction of Errors

During the first quarter of fiscal 2014, we recorded an adjustment to operating expenses to correct errors related to the accounting for sales commissions at Coperion in fiscal 2013.  The adjustment reduced operating expenses in the first quarter of fiscal 2014 by $2.0, which should have been recorded in fiscal 2013.  In connection with this same issue, we identified a classification error of $8.5 between operating expenses and cost of goods sold in fiscal 2013.  We have revised our consolidated statement of income for the three months ended December 31, 2012, to increase cost of goods sold and decrease operating expenses by $0.1.  We will revise the March 31, 2013; June 30, 2013; and September 30, 2013; consolidated statements of income to reflect the revisions the next time such financial information is included in future filings for comparable purposes.  These revisions will decrease operating expenses and increase cost of goods sold by $2.6 in the second quarter of 2013, $2.3 in the third quarter of 2013, and $8.5 for fiscal year 2013.  We believe the impact of these income statement classification errors and the $2.0 adjustment to correct prior period errors was immaterial to our consolidated financial statements for the current and prior periods.

2.              Summary of Significant Accounting Policies

The significant accounting policies used in preparing these financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Recently Adopted and Issued Accounting Standards

In February 2013, the FASB issued an accounting standards update titled Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components.  An entity is required to present significant amounts reclassified from each component of accumulated other comprehensive income and the income statement affected by the reclassification.  The new disclosure requirements became effective and were adopted for our fiscal year beginning October 1, 2013.  The adoption of this disclosure-only guidance did not have an impact on our financial statements.

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

3.              Business Acquisitions

We completed the acquisition of Coperion on December 1, 2012, in a transaction valued at $545.0.  The aggregate purchase consideration consisted of $269.1 of cash, net of cash acquired, and the assumption of $146.0 of debt and $129.9 of pension liabilities.  We utilized $426.3 of borrowings under our revolving credit facility and cash on hand to finance the acquisition, including the repayment of $146.0 of debt outstanding under Coperion’s prior financing arrangements.

This acquisition was the largest in the Company’s history and represented an important step in the execution of our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group.  The integration of Coperion with the Process Equipment Group will continue to be a key initiative for the near term.  Combining our product offerings to provide a more complete system solution is our highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group to enter new global markets more quickly.  We also expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s Lean tools and other core competencies to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

The following table summarizes fair values of the assets acquired and liabilities assumed for the Coperion acquisition:

December 1, 2012
Cash and cash equivalents	$32.8
Inventory	112.4
Current assets, excluding cash and cash equivalents and inventory	175.2
Property, plant, and equipment	54.4
Identifiable intangible assets	291.8
Goodwill	275.1
Other assets	2.1
Total assets acquired	943.8

Current liabilities	282.5
Accrued pension obligations	129.9
Deferred income taxes	68.6
Other long-term liabilities	6.7
Total liabilities assumed	487.7

Noncontrolling interests	8.2

Aggregate purchase price	$447.9

Final purchase accounting adjustments were made during the first quarter of fiscal 2014 that increased goodwill ($7.3) and the accrued pension obligations ($4.3) based on finalization of the actuarial analysis for Coperion’s defined benefit plans.  In addition, adjustments were made to current liabilities ($1.3) and the noncontrolling interests ($1.7) based on final valuation adjustments.  The remaining change in consolidated goodwill during the first quarter of fiscal 2014 was related to change in foreign currency.

Set forth below is unaudited pro forma information for the first quarter of fiscal 2013.  It excludes acquisition costs ($8.2) and backlog amortization and inventory step-up costs ($6.8).  The unaudited pro forma information is presented for informational purposes only and does not necessarily reflect the results of operations that would actually have been achieved.

Three Months Ended December 31,
2012
Pro forma net revenue	$420.4
Pro forma net income(1)	28.3
Pro forma basic and diluted earnings per share	$0.46

(1)Pro forma net income attributable to Hillenbrand

We incurred $8.2 of net business acquisition costs associated with acquisitions during the first quarter of fiscal 2013.  These costs consisted of $9.0 of operating expenses, partially offset by $0.8 of other income (see Note 12).

4.              Supplemental Balance Sheet Information

	December 31,	September 30,
	2013	2013

Trade accounts receivable reserves	$18.7	$19.3

Accumulated depreciation on property, plant, and equipment	$272.0	$268.0

Accumulated amortization on intangible assets	$110.4	$99.6

Inventories:
Raw materials and components	$54.8	$58.3
Work in process	78.6	74.8
Finished goods	45.2	44.4
Total inventories	$178.6	$177.5

5.              Financing Agreements

	December 31,	September 30,
	2013	2013
$700 revolving credit facility (excludes outstanding letters of credit)	$315.4	$325.5
$200 term loan	187.5	190.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.8	148.8
Total debt	651.7	664.3
Less: current portion	11.2	10.0
Total long-term debt	$640.5	$654.3

With respect to the $700 revolving credit facility (the “Facility”), as of December 31, 2013, we had $23.0 in outstanding letters of credit issued and $361.6 of remaining borrowing capacity available.  The weighted-average interest rate on borrowings under the Facility was 1.35% in the first quarter of fiscal 2014 and 2013.

The weighted average interest rates on the term loan were 1.68% and 1.81% for the first quarter of fiscal 2014 and 2013.

In the normal course of business, the Process Equipment Group provides certain customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contract obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of December 31, 2013, we had credit arrangements totaling $301.0 under which $210.9 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  There were no borrowings under these credit arrangements.

The availability of borrowings under the Facility and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  As of December 31, 2013, we were in compliance with all covenants.

We had restricted cash of $0.5 and $1.6 at December 31, 2013 and 2012.

6.              Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2013	2012	2013	2012
Service costs	$1.0	$1.2	$0.4	$0.4
Interest costs	3.7	2.9	1.1	0.6
Expected return on plan assets	(3.5)	(3.0)	(0.3)	(0.4)
Amortization of unrecognized prior service costs, net	0.2	0.2	—	—
Amortization of net loss	0.9	1.8	—	—
Net pension costs	$2.3	$3.1	$1.2	$0.6

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.1 for the first quarter of fiscal 2014 and 2013.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.1 and $2.0 for the first quarter of fiscal 2014 and 2013.

7.              Income Taxes

The effective tax rates for the first quarter of fiscal 2014 and 2013 were 29.4% and 28.8%. The year-over-year change in the effective tax rate was largely due to a prior year discrete tax benefit related to changes in California tax law, offset by higher business acquisition and integration costs related to Coperion in fiscal 2013.

8.              Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At December 31, 2013 and 2012, potential dilutive effects, representing approximately 1,800,000 and 2,000,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended
	December 31,
	2013	2012
Net income (1)	$20.3	$14.3
Weighted-average shares outstanding — basic (in millions)	63.1	62.4
Effect of dilutive stock options and other unvested equity awards (in millions)	0.6	0.2
Weighted-average shares outstanding — diluted (in millions)	63.7	62.6

Earnings per share — basic	$0.32	$0.23
Earnings per share — diluted	$0.32	$0.23

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.6	2.4

(1) Net income attributable to Hillenbrand

9.              Shareholders’ Equity

During the first quarter of fiscal 2014, we paid $12.4 of cash dividends and acquired the remaining shares of one of the less than wholly-owned subsidiaries for $1.4.

10.       Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Available- for-Sale Securities	Total attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2012	$(58.5)	$16.2	$(0.3)	$0.2	$(42.4)
Other comprehensive income before reclassifications
Before tax amount	—	10.2	0.2	(0.3)	10.1	$—	$10.1
Tax benefit	—	—	—	0.1	0.1	—	0.1
After tax amount	—	10.2	0.2	(0.2)	10.2	—	10.2
Amounts reclassified from accumulated other comprehensive income(1)	1.1	—	—	—	1.1	—	1.1
Net current period other comprehensive income (loss)	1.1	10.2	0.2	(0.2)	11.3	$—	$11.3
Balance at December 31, 2012	$(57.4)	$26.4	$(0.1)	$—	$(31.1)

Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$—	$(1.4)
Other comprehensive income before reclassifications
Before tax amount	2.1	8.7	0.6	—	11.4	$(0.1)	$11.3
Tax expense	(0.6)	—	(0.2)	—	(0.8)	—	(0.8)
After tax amount	1.5	8.7	0.4	—	10.6	—	10.5
Amounts reclassified from accumulated other comprehensive income(1)	0.7	—	0.1	—	0.8	—	0.8
Net current period other comprehensive income (loss)	2.2	8.7	0.5	—	11.4	$(0.1)	$11.3
Balance at December 31, 2013	$(30.8)	$40.1	$0.7	$—	$10.0

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended December 31, 2013
	Amortization of Pension and Postretirement (1)		Realized (Gain)/Loss
	Net Loss Recognized	Prior Service Costs Recognized	on Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	0.6	0.1	(0.1)	0.6
Operating expenses	0.3	0.1	—	0.4
Other income (expense), net	—	—	0.1	0.1
Total before tax	$0.9	$0.2	$0.1	1.2
Tax expense				(0.4)
Total reclassifications for the period, net of tax				$0.8

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 6).

11.       Share-Based Compensation

	Three Months Ended
	December 31,
	2013	2012

Share-based compensation cost	$1.7	$4.5
Less impact of income tax	0.6	1.6
Share-based compensation cost, net of tax	$1.1	$2.9

During the first quarter of fiscal 2014, we made the following grants:

Number of Units
Stock options	449,706
Time-based stock awards	22,891
Performance-based stock awards (maximum that can be earned)	575,782

Stock options granted had a weighted-average exercise price of $28.16 and a weighted-average grant date fair value of $6.95.  Our time-based stock awards and performance-based stock awards had a weighted-average grant date fair value of $28.39 and $28.49.  Included in the performance-based stock awards granted in the first quarter of fiscal 2014 are 185,278 units whose payout level is based upon the Company’s total shareholder return as it relates to the performance of companies in its compensation peer group over a three-year measurement period.  These units will be expensed on a straight-line basis over the measurement period.

12.       Other Income (Expense), Net

	Three Months Ended
	December 31,
	2013	2012
Equity in net income (loss) of affiliates	$(0.2)	$(0.2)
Foreign currency exchange gain (loss)	(0.3)	0.8
Business acquisition and integration costs, net	—	0.8
Other, net	0.4	(0.5)
Other income and expense, net	$(0.1)	$0.9

The acquisition of Coperion was transacted in euros.  Business acquisition and integration costs, net within other income and expense represent the foreign exchange gain recognized on euro-denominated cash required to fund the acquisition, offset by the costs of derivative contracts that hedged currency exposure on the funds required to close the transaction.

13.       Commitments and Contingencies

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

On August 22, 2013, the defendants in the Horstmann Litigation filed an appeal with the German Federal Court of Justice of the judgment that was entered on March 18, 2013.  Even if the appeal is unsuccessful and the judgment stands, Hillenbrand believes it will be fully indemnified with respect to the Horstmann Litigation and does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial condition or liquidity.  Hillenbrand’s balance sheet at December 31, 2013 and September 30, 2013, included a long-term liability of $8.9 and $8.7 and a corresponding indemnification receivable, recorded in other assets, for $8.9 and $8.7.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at	Fair Value at December 31, 2013
	December 31,	Using Inputs Considered as:
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$62.3	$62.3	$—	$—
Equity investments	1.0	—	—	6.2
Investments in rabbi trust	6.0	6.0	—	—
Derivative instruments	1.8	—	1.8	—

Liabilities:
$150 senior unsecured notes	148.8	159.1	—	—
Revolving credit facility	315.4	—	315.4	—
Term loan	187.5	—	187.5	—
Derivative instruments	0.6	—	0.6	—

The equity investments include $1.0 of warrants to purchase the common stock of a privately held company that was acquired by a third-party on January 2, 2014.  The warrants were exercised as described in Note 17, and had a fair value of $6.2 at December 31, 2013.

The fair values of the revolving credit facility and term loan approximated book value at December 31, 2013.  The fair values of the revolving credit facility and term loan are estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility and term loan.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates. These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these derivatives was $165.1 at December 31, 2013.

15.       Segment and Geographical Information

	Three Months Ended December 31,
	2013	2012
Net revenue
Process Equipment Group	$242.2	$153.7
Batesville	142.7	151.5
Total	$384.9	$305.2

Adjusted EBITDA
Process Equipment Group	$26.7	$20.9
Batesville	34.5	38.5
Corporate	(8.0)	(8.0)

Net revenue (1)
United States	$202.4	$205.5
International	182.5	99.7
Total	$384.9	$305.2

(1)            We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	December 31, 2013	September 30, 2013
Total assets
Process Equipment Group	$1,714.8	$1,708.6
Batesville	236.3	238.3
Corporate	52.8	56.3
Total	$2,003.9	$2,003.2

Tangible long-lived assets
United States	$101.2	$101.9
International	70.7	70.0
Total	$171.9	$171.9

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended December 31,
	2013	2012
Adjusted EBITDA:
Process Equipment Group	$26.7	$20.9
Batesville	34.5	38.5
Corporate	(8.0)	(8.0)
Less:
Interest income	(0.2)	(0.1)
Interest expense	6.3	4.5
Income tax expense	9.0	5.9
Depreciation and amortization	14.3	15.0
Business acquisition and integration	1.9	8.2
Inventory step-up	—	2.6
Restructuring	0.3	0.6
Antitrust litigation	—	0.1
Consolidated net income	$21.6	$14.6

16.       Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three months ended December 31, 2013					Three months ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$200.3	$225.0	$(40.4)	$384.9	$—	$198.7	$148.2	$(41.7)	$305.2
Cost of goods sold	—	102.5	166.6	(15.2)	253.9	—	98.5	110.9	(14.7)	194.7
Gross profit	—	97.8	58.4	(25.2)	131.0	—	100.2	37.3	(27.0)	110.5
Operating expenses	9.0	61.9	48.3	(25.2)	94.0	18.1	60.8	34.5	(27.0)	86.4
Operating profit	(9.0)	35.9	10.1	—	37.0	(18.1)	39.4	2.8	—	24.1
Interest expense	4.9	0.1	1.3	—	6.3	4.1	—	0.4	—	4.5
Other income (expense), net	(0.1)	(0.7)	0.7	—	(0.1)	1.5	(0.9)	0.3	—	0.9
Equity in net income (loss) of subsidiaries	28.6	1.9	—	(30.5)	—	25.1	1.5	—	(26.6)	—
Income (loss) before income taxes	14.6	37.0	9.5	(30.5)	30.6	4.4	40.0	2.7	(26.6)	20.5
Income tax expense (benefit)	(5.7)	13.2	1.5	—	9.0	(9.9)	14.4	1.4	—	5.9
Consolidated net income	20.3	23.8	8.0	(30.5)	21.6	14.3	25.6	1.3	(26.6)	14.6
Less: Net income attributable to noncontrolling interests	—	—	1.3	—	1.3	—	—	0.3	—	0.3
Net income (loss)(1)	$20.3	$23.8	$6.7	$(30.5)	$20.3	$14.3	$25.6	$1.0	$(26.6)	$14.3
Consolidated comprehensive income (loss)	$31.8	$24.5	$18.7	$(42.0)	$33.0	$25.6	$25.6	$15.2	$(40.5)	$25.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.2	—	1.2	—	—	0.3	—	0.3
Comprehensive income (loss)(2)	$31.8	$24.5	$17.5	$(42.0)	$31.8	$25.6	$25.6	$14.9	$(40.5)	$25.6

(1) Net income attributable to Hillenbrand

(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	As of December 31, 2013					As of September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$1.2	$9.0	$52.1	$—	$62.3	$0.6	$8.7	$33.4	$—	$42.7
Trade receivables, net	—	92.7	96.9	—	189.6	—	97.0	116.4	—	213.4
Unbilled receivables from long-term manufacturing contracts	—	9.6	121.4	—	131.0	—	15.2	126.9	—	142.1
Inventories	—	75.6	105.9	(2.9)	178.6	—	72.4	107.8	(2.7)	177.5
Deferred income taxes	9.1	11.4	2.9	—	23.4	9.1	8.3	4.9	—	22.3
Prepaid expense	1.5	4.6	22.8	—	28.9	1.0	4.4	15.0	—	20.4
Intercompany receivables	238.3	1,019.9	71.7	(1,329.9)	—	222.5	1,011.3	33.3	(1,267.1)	—
Other current assets	0.5	2.7	14.3	(0.8)	16.7	0.4	4.3	17.0	(0.7)	21.0
Total current assets	250.6	1,225.5	488.0	(1,333.6)	630.5	233.6	1,221.6	454.7	(1,270.5)	639.4
Property, plant and equipment, net	7.4	67.8	96.7	—	171.9	7.4	69.0	95.5	—	171.9
Intangible assets, net	2.6	191.6	361.9	—	556.1	2.7	194.3	361.6	—	558.6
Goodwill	—	209.1	390.3	—	599.4	—	209.3	376.5	—	585.8
Investment in consolidated subsidiaries	1,987.2	644.0	—	(2,631.2)	—	1,938.9	644.0	—	(2,582.9)	—
Other assets	13.1	19.4	13.5	—	46.0	13.9	19.0	15.5	(0.9)	47.5
Total Assets	$2,260.9	$2,357.4	$1,350.4	$(3,964.8)	$2,003.9	$2,196.5	$2,357.2	$1,303.8	$(3,854.3)	$2,003.2

Trade accounts payable	$0.3	$21.0	$148.3	$—	$169.6	$0.6	$25.8	$156.8	$—	$183.2
Liabilities from long-term manufacturing contracts and advances	—	13.8	83.3	—	97.1	—	12.3	68.6	—	80.9
Current portion of long-term debt	11.2	—	—	—	11.2	10.0	—	—	—	10.0
Accrued compensation	1.0	14.7	28.4	(0.8)	43.3	3.6	22.3	33.7	—	59.6
Deferred income taxes	—	—	11.0	—	11.0	—	—	12.1	—	12.1
Intercompany payables	1,091.0	233.1	8.7	(1,332.8)	—	1,048.1	221.7	—	(1,269.8)	—
Other current liabilities	5.0	62.6	50.0	—	117.6	3.6	69.3	47.5	(0.7)	119.7
Total current liabilities	1,108.5	345.2	329.7	(1,333.6)	449.8	1,065.9	351.4	318.7	(1,270.5)	465.5
Long-term debt	555.1	—	85.4	—	640.5	562.3	—	92.0	—	654.3
Accrued pension and postretirement healthcare	1.0	84.9	107.1	—	193.0	—	86.1	104.2	—	190.3
Deferred income taxes	—	21.8	52.2	—	74.0	—	46.2	30.1	(0.9)	75.4
Other long-term liabilities	—	23.6	16.2	—	39.8	—	24.4	17.0	—	41.4
Total Liabilities	1,664.6	475.5	590.6	(1,333.6)	1,397.1	1,628.2	508.1	562.0	(1,271.4)	1,426.9

Total Hillenbrand Shareholders’ Equity	596.3	1,881.9	749.3	(2,631.2)	596.3	568.3	1,849.1	733.8	(2,582.9)	568.3
Noncontrolling interests	—	—	10.5	—	10.5	—	—	8.0	—	8.0
Total Equity	596.3	1,881.9	759.8	(2,631.2)	606.8	568.3	1,849.1	741.8	(2,582.9)	576.3
Total Liabilities and Equity	$2,260.9	$2,357.4	$1,350.4	$(3,964.8)	$2,003.9	$2,196.5	$2,357.2	$1,303.8	$(3,854.3)	$2,003.2

Condensed Consolidating Statements of Cash Flows

	Three months ended December 31, 2013					Three months ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11.8	$2.2	$31.9	$—	$45.9	$(12.1)	$26.9	$4.9	$—	$19.7

Investing activities:
Capital expenditures	(0.3)	(1.9)	(3.4)	—	(5.6)	(0.9)	(2.7)	(2.0)	—	(5.6)
Proceeds from property, plant, and equipment	—	—	—	—	—	1.1	0.1	—	—	1.2
Proceeds from sales of investments	—	—	—	—	—	1.4	—	—	—	1.4
Acquisition of business, net of cash acquired	—	—	—	—	—	(404.2)	(0.5)	(10.9)	—	(415.6)
Other, net	(0.6)	—	—	—	(0.6)	—	—	—	—	—
Net cash used in investing activities	(0.9)	(1.9)	(3.4)	—	(6.2)	(402.6)	(3.1)	(12.9)	—	(418.6)

Financing activities:
Proceeds from term loan	—	—	—	—	—	200.0	—	—	—	200.0
Repayments on term loan	(2.5)	—	—	—	(2.5)	(2.5)	—	—	—	(2.5)
Proceeds from revolving credit facilities, net of financing costs	76.5	—	17.7	—	94.2	484.1	—	51.2	—	535.3
Repayments on revolving credit facilities	(80.0)	—	(25.9)	—	(105.9)	(238.0)	—	—	—	(238.0)
Payment of dividends on common stock	(12.4)	—	—	—	(12.4)	(12.1)	—	—	—	(12.1)
Net proceeds (payments) on stock plans	7.6	—	—	—	7.6	(2.7)	—	—	—	(2.7)
Other, net	0.5	—	(0.8)	—	(0.3)	—	—	—	—	—
Net cash (used in) provided by financing activities	(10.3)	—	(9.0)	—	(19.3)	428.8	—	51.2	—	480.0

Effect of exchange rates on cash and cash equivalents	—	—	(0.8)	—	(0.8)	—	—	0.8	—	0.8

Net cash flow	0.6	0.3	18.7	—	19.6	14.1	23.8	44.0	—	81.9
Cash and equivalents at beginning of period	0.6	8.7	33.4	—	42.7	3.9	6.3	10.0	—	20.2
Cash and equivalents at end of period	$1.2	$9.0	$52.1	$—	$62.3	$18.0	$30.1	$54.0	$—	$102.1

17.       Subsequent Event

At December 31, 2013, we held warrants with a carrying value of $1.0 to purchase common stock of a privately held company, which was acquired by a third party on January 2, 2014.  In connection with that transaction, the Company exercised the warrants and received $5.5 of cash in January with a majority of the remaining $0.7 of payments due over the next 12 months.  The transaction resulted in a gain of $5.2 that will be recognized in the second quarter of fiscal 2014.

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

This is not an exhaustive list, but is intended to give you an idea of how we try to identify forward-looking statements.  The absence of any of these words; however, does not mean that the statement is not forward-looking.

Here is the key point:  Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements.  Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements.

For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part II of this Form 10-Q.  We assume no obligation to update or revise any forward-looking statements.

The following discussion compares our results for the three months ended December 31, 2013, to the same period in fiscal 2013.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog amortization, inventory step-up, business acquisition and integration, restructuring, and antitrust litigation.  The related income tax for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2013, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for the year ended September 30, 2013.

EXECUTIVE OVERVIEW

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

Hillenbrand is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands, robust cash generation capabilities, and strong core competencies.  Hillenbrand has two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  Batesville is a recognized leader in the North American death care industry, and performs several critical roles within the portfolio.  It serves as the Company’s core cash-generating operation by providing robust annual operating cash flows.  In addition, as the source of Hillenbrand’s strong core competencies, including Lean, strategy management, and talent development, it provides talent to imbed these core competencies in acquired companies.

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

On December 1, 2012, we acquired Coperion Capital GmbH (“Coperion”), in a transaction valued at $545.0.  The Coperion acquisition was the largest in the Company’s history and represented an important step in the execution of our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group.  The integration of Coperion will continue to be a key initiative for the near term.  Combining our product offerings to provide a more complete system solution is our highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group to enter new global markets more quickly.  We also expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s Lean tools and other core competencies to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

During the first quarter of fiscal 2014, the Company integrated the Coperion and K-Tron (now Coperion K-Tron) businesses under the same management team to more quickly realize synergies identified when Coperion was acquired.  This merger of the two reporting units was considered a triggering event that required management to perform impairment testing for the related goodwill and other indefinite-lived assets.  In determining fair value, management relied on a number of factors including operating results, forecasts, anticipated future cash flows, and market data.  No impairment was identified.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2013		2012 (a)
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$384.9	100.0	$305.2	100.0
Gross profit	131.0	34.0	110.5	36.2
Operating expenses	94.0	24.4	86.4	28.3
Operating profit	37.0	9.6	24.1	7.9
Interest expense	6.3	1.6	4.5	1.5
Other income (expense), net	(0.1)	—	0.9	0.3
Income taxes	9.0	2.3	5.9	1.9
Net income (1)	20.3	5.3	14.3	4.7

(1) Net income attributable to Hillenbrand

(a) Included one month of operations related to Coperion following its acquisition on December 1, 2012

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenue grew $79.7 (26%) or $78.2 (26%) on a constant currency basis.

•                  The Process Equipment Group’s revenue increased $88.5 (58%) or $86.4 (56%) on a constant currency basis.  The revenue increase was primarily due to two additional months of Coperion revenue compared to the first quarter of fiscal 2013 ($95.8).  Revenue for the rest of the Process Equipment Group decreased 9% ($7.3) primarily due to reduced demand for small systems and equipment in certain end markets, principally chemicals and engineered plastics.

•                  Batesville’s revenue decreased $8.8 (6%) or $8.2 (5%) on a constant currency basis, due to decreased volume ($7.2) and average selling price ($1.0).  The decrease in volume was driven by a decrease in North American burials combined with an increase in the year-over-year impact of customers buying ahead of price increases.

Gross profit grew $20.5 (19%) to $131.0 due to the Coperion acquisition.  Consolidated gross profit margin was 34.0%, a decrease of 220 basis points.  On an adjusted basis, which excluded items described below, the consolidated gross profit margin was 34.1%, a decrease of 310 basis points.

•                  The Process Equipment Group’s gross profit grew $23.3 (45%) to $75.2, driven by two additional months of Coperion operations.  This increase was offset in part by a $1.1 decrease for the rest of the Process Equipment Group due to lower revenue.  Gross profit margin was 31.0% compared to 33.8% in the prior year.  The decrease in gross profit margin was a reflection of the Coperion acquisition, which includes large systems sales.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge.  As a result, margins are lower on these large system sales when compared to the rest of the business.

Gross profit also included $2.6 of inventory step-up related to the Coperion acquisition and restructuring charges in fiscal 2013.  Excluding these items, adjusted gross profit decreased from 35.5% in fiscal 2013 to 31.0% in fiscal 2014.

•                  Batesville’s gross profit decreased 5% to $55.8 due to lower volume.  Gross profit margin grew 40 basis points to 39.1% due to supply chain cost reduction initiatives.  Included in gross profit are restructuring charges ($0.1 in fiscal 2014 and $0.3 in fiscal 2013).  Excluding these charges, adjusted gross profit was $55.9, a $3.0 decrease from the prior year.  Adjusted gross profit margin was 39.2%, a 30 basis point improvement over the prior year.

Operating expenses increased $7.6 (9%) to $94.0, primarily due to the Coperion acquisition, which added two months of operations in fiscal 2014.  Operating expenses as a percentage of revenue decreased 390 basis points to 24.4% in fiscal 2014 due primarily to lower acquisition related costs in fiscal 2014.  Operating expenses included the following items:

	Three months Ended December 31,
	2013	2012
Business acquisition and integration costs	$1.9	$9.0
Backlog amortization	—	4.2
Restructuring charges	0.2	0.2
Antitrust litigation	—	0.1

On an adjusted basis, which excluded business acquisition and integration costs, backlog amortization, restructuring charges, and antitrust litigation, operating expenses increased $19.1 to $91.9.  The adjusted operating expense-to-revenue ratio was flat to prior year at 23.9%.

Interest expense increased $1.8 due primarily to borrowings in connection with the Coperion acquisition, which led to higher weighted-average principal borrowings and higher interest rates on the revolving credit facility, as well as interest expense incurred on the term loan.

The income tax rate was 29.4% compared to 28.8%.  The year-over-year change in the effective tax rate was largely due to a prior year discrete tax benefit related to changes in California tax law, offset by higher business acquisition and integration costs related to Coperion in fiscal 2013.  Our adjusted effective income tax rate was 29.3% compared to 27.9% for the prior year and excludes acquisition costs.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended December 31,
	2013		2012 (a)
	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$242.2	100.0	$153.7	100.0
Gross profit	75.2	31.0	51.9	33.8
Operating expenses	60.3	24.9	44.4	28.9
Operating profit	14.9	6.2	7.5	4.9

(a) Included one month of operations related to Coperion following its acquisition on December 1, 2012

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenue increased $88.5 (58%) or $86.4 (56%) on a constant currency basis.  The revenue increase was due to two additional months of Coperion operations compared to the prior year ($95.8).  For the rest of the Process Equipment Group, revenue decreased 9% ($7.3) primarily due to reduced demand for small systems and equipment in certain end markets, principally chemicals and engineered plastics.  Some of the larger orders in the prior year were for production line upgrades or new facilities for these industries.  Beginning in early 2013, there was a decrease in new orders for these types of small systems, which led to lower revenue in fiscal 2014.

We believe that the industries the Process Equipment Group serves have attractive long-term growth prospects because of the increase in demand resulting from the expanding middle class in countries such as China and India.  While overall demand for Process Equipment Group products is expected to increase over the long run, we expect demand to shift from time to time.  These shifts can be attributed to the cyclicality of these industries or by long-term capacity expansions, as demonstrated currently with the construction and expansion of polyolefin plants.

We expect future revenue for the Process Equipment Group to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars.  Based upon new orders accepted, less orders completed and shipped, backlog increased $54.2 from $556.6 on December 31, 2012, to $610.8 on December 31, 2013.

Gross profit grew $23.3 (45%) to $75.2 due to the Coperion acquisition, which added two months of operations in fiscal 2014 compared to fiscal 2013.  This was offset in part by a $1.1 decrease for the rest of the Process Equipment Group due to lower revenue.  Gross profit margin decreased from 33.8% in fiscal 2013 to 31.0% in fiscal 2014.

The decrease in gross profit margin was a reflection of the Coperion acquisition, which includes large system sales.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margins are lower on these large system sales when compared to the rest of the business within the Process Equipment Group.

Gross profit included $2.6 of inventory step-up charges related to the Coperion acquisition and restructuring charges in fiscal 2013.  Step-ups in inventory value were recorded at the time of the Coperion acquisition and were subsequently expensed when the inventory was sold.  Excluding inventory step-up and restructuring charges, adjusted gross profit increased $20.6 (38%) to $75.2 and adjusted gross profit margin decreased from 35.5% to 31.0%.

Operating expenses increased $15.9 (36%) to $60.3 due primarily to the acquisition of Coperion, which added two months of operations in fiscal 2014 compared to 2013.  Operating expenses in fiscal 2014 included $3.3 of ongoing amortization expense related to intangible assets compared to $1.0 in fiscal 2013.  The operating expense to sales ratio improved by 400 basis points to 24.9% in fiscal 2014 from 28.9% in fiscal 2013.  The improved ratio is primarily due to lower acquisition-related costs in fiscal 2014.

Operating expenses included $0.9 of business acquisition and integration costs and restructuring costs in fiscal 2014 and $4.2 of backlog amortization related to Coperion in fiscal 2013.  Excluding these items, the adjusted operating expense ratio improved by 160 basis points to 24.5% in fiscal 2014.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended December 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$142.7	100.0	$151.5	100.0
Gross profit	55.8	39.1	58.6	38.7
Operating expenses	24.6	17.2	24.2	16.0
Operating profit	31.2	21.9	34.4	22.7

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenue decreased $8.8 (6%) or $8.2 (5%) on a constant currency basis, due to decreased volume ($7.2) and average selling price ($1.0).  The decrease in volume was driven by a decrease in North American burials combined with an increase in the year-over-year impact of customers buying ahead of price increases.

Gross profit decreased 5% to $55.8.  Gross profit margin increased 40 basis points to 39.1%.  The decrease in gross profit was due to lower volume ($5.3) offset in part by supply chain cost reduction initiatives ($2.8).

Gross profit included restructuring charges of $0.1 in fiscal 2014 and $0.3 in fiscal 2013.  Excluding these restructuring charges, adjusted gross profit margin increased 30 basis points to 39.2%.

Operating expenses increased $0.4 to $24.6 in fiscal 2014 driven primarily by increased technology initiatives and sales training.  The operating expense-to-sales ratio increased 120 basis points to 17.2%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2013		2012
	$	% of Revenue	$	% of Revenue
Operating expenses, excluding business acquisition and integration costs and restructuring costs	$7.9	2.1	$8.6	2.8
Business acquisition and integration costs	1.2	0.3	9.0	2.9
Restructuring	—	—	0.2	0.1
Operating expenses	$9.1	2.4	$17.8	5.8

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Operating expenses excluding business acquisition and integration costs and restructuring costs decreased $0.7 (8%) primarily due to lower incentive compensation.  These expenses as a percentage of revenue were 2.1%, an improvement of 70 basis points compared to 2.8% in fiscal 2013.  The timing of the acquisition of Coperion drove a $7.8 decrease in business acquisition and integration costs.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following are reconciliations from GAAP operating performance measures to the relevant non-GAAP (adjusted) performance measures.

	Three Months Ended December 31,
	2013				2012
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$253.9	$(0.1	)(a)	$253.8	$194.7	$(3.0	)(d)	$191.7
Operating expenses	94.0	(2.1	)(b)	91.9	86.4	(13.6	)(e)	72.8
Other income (expense), net	(0.1)	—		(0.1)	0.9	(0.9	)(f)	—
Income tax expense	9.0	0.6	(c)	9.6	5.9	4.2	(c)	10.1
Net income (1)	20.3	1.6		21.9	14.3	11.5		25.8
Diluted EPS	0.32	0.02		0.34	0.23	0.18		0.41

Ratios:
Gross margin	34.0%	0.1%		34.1%	36.2%	1.0%		37.2%
Operating expenses as a % of revenue	24.4%	(0.5)%		23.9%	28.3%	(4.4)%		23.9%

Both GAAP and adjusted results for the three months ended December 31, 2013, include an adjustment to operating expenses to correct errors related to the accounting for sales commissions at Coperion in fiscal 2013.  The adjustment reduced operating expenses in the first quarter of fiscal 2014 by $2.0, which should have been recorded in fiscal 2013.

(1)	Net income attributable to Hillenbrand

P = Process Equipment Group; B = Batesville; C = Corporate
(a)	Restructuring ($0.1 B)
(b)	Business acquisition and integration costs ($0.7 P, $1.2 C), restructuring ($0.2 P)
(c)	Tax effect of adjustments
(d)	Inventory step up ($2.6 P), restructuring ($0.1 P, $0.3 B)
(e)	Business acquisition and integration costs ($9.0 C), backlog amortization ($4.2 P), restructuring ($0.2 C), antitrust litigation ($0.1 B), other ($0.1 B)
(f)	Acquisition-related foreign currency transactions ($0.8 C), other ($0.1 B)

	Three Months Ended December 31,
	2013	2012
Net income of consolidated and affiliated subsidiaries	$21.6	$14.6
Interest income	(0.2)	(0.1)
Interest expense	6.3	4.5
Income tax expense	9.0	5.9
Depreciation and amortization	14.3	15.0
EBITDA	$51.0	$39.9
Business acquisition and integration	1.9	8.2
Inventory step-up	—	2.6
Restructuring	0.3	0.6
Antitrust litigation	—	0.1
EBITDA - Adjusted	$53.2	$51.4

For the first quarter of fiscal 2014, consolidated adjusted EBITDA grew $1.8 (4%).  Increased Process Equipment Group EBITDA was offset in part by lower volume at Batesville.

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first quarter of fiscal 2014 to the same period last year.  We discuss how we see cash flow being affected for the next 12 months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

We believe the twelve-month outlook for our business remains strong.  As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.  Our debt financing includes long-term notes, a term loan, and a revolving credit facility, as part of our overall financing strategy.  We believe we continue to have ready access to capital markets and we regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access long-term financing, we had $361.6 of borrowing capacity available under the revolving credit facility as of December 31, 2013.  The available borrowing capacity reflects a reduction of $23.0 for outstanding letters of credit issued under the revolving credit facility.  The Company has the ability to increase the total borrowing capacity under the revolving credit facility by an additional $300.0 subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides certain customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of December 31, 2013, we had credit arrangements totaling $301.0, under which $210.9 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”), under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Company has the ability to increase the total capacity under the LG facility by an additional €70.0 subject to approval of the lenders.  There were no borrowings under these credit arrangements as of December 31, 2013.

We have significant operations outside the U.S.  The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $50.8 at December 31, 2013.  We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

We do not currently have plans to make contributions to our pension plans in excess of statutory requirements during 2014.  Our minimum required contribution to our pension plans in 2014 is $20.1.  We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and will make funding decisions based on the net impact of these factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2013, which will require approximately $12.4 each quarter based on our outstanding common stock at December 31, 2013.  We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  No repurchases were made in the first quarter of fiscal 2014.

We expect existing cash, cash flows from operations, and the issuance of debt to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on these factors, we believe our current liquidity position is strong, and will continue to meet all of our financial commitments for the foreseeable future.

	Three Months Ended December 31,
	2013	2012
Cash flow provided by (used in):
Operating activities	$45.9	$19.7
Investing activities	(6.2)	(418.6)
Financing activities	(19.3)	480.0
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.8
Net cash flow	$19.6	$81.9

Operating Activities

Cash provided by operating activities in the first quarter of fiscal 2014 compared to the same period in the prior year increased $26.2 (133%) primarily due to decreased working capital and two additional months of Coperion operations.  Working capital requirements for Coperion generally range from an optimal negative working capital position, where cash received from customers is more heavily weighted toward the beginning of the project, to a working capital position where a large portion of the cash will be received in later stages of manufacturing.  We expect working capital may fluctuate in the future due to the mix and geography of customer projects in process at any point in time.

Investing Activities

The change in cash used in investing activities in the first quarter of fiscal 2014 compared to the same period in the prior year was primarily due to decreased acquisition activity.  We paid $415.6 in 2013 for Coperion but had no acquisition activity in 2014.

Financing Activities

Cash (used in)/provided by financing activities was largely impacted by our acquisition activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities in the first quarter of fiscal 2014 was $19.3, including a total of $14.2 of net debt repayments.  Cash provided by financing activities in the first quarter of fiscal 2013 was $480.0 primarily due to the acquisition of Coperion.  This included net borrowings on the term loan ($197.5) and net borrowings on the revolving credit facility ($297.3).

We returned over $12.4 to shareholders in the first quarter of fiscal 2014 in the form of quarterly dividends.  We increased our quarterly dividend in 2014 to $0.1975 per common share from $0.1950 paid during 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of this Form 10-Q.

Item 3.                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2013 Form 10-K.  There have been no material changes in this information since the filing of our 2013 Form 10-K.

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

There have been no changes in internal controls over financial reporting for the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                 LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.                        RISK FACTORS

In this section of the Form 10-Q, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning our stock or debt.  This information should be assessed along with the other information we provide you in this Form 10-Q.  Like most companies, our business involves risks.  The risks described below are not the only risks we face, but these are the ones we currently think have the potential to significantly affect stakeholders in our Company if they were to develop adversely (due to size, volatility, or both).  We exclude risks that we believe are inherent in all businesses broadly as a function of simply being “in business.”  Additional risks not currently known or considered immaterial by us at this time and thus not listed below could also result in adverse effects on our business.  We have assigned the risks into categories to help you understand from where they emanate (e.g. the overall Company or a specific segment).

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

We derived approximately 47% and 33% of our revenue from outside the U.S. for the first quarter of fiscal 2014 and 2013.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

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

4.  We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these individuals.

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

Hillenbrand has certain investments that were transferred to us by our former parent company with an aggregate carrying value of $10.9 as of December 31, 2013.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies.  For a more detailed discussion of asserted claims, see Item 1, Note 13 of this Form 10-Q.

10.  Upon the closing of our recent acquisition of Coperion, we increased our debt obligations significantly.  This increase could adversely affect the Company and limit our ability to respond to changes in our businesses.

As of December 31, 2013, our outstanding debt was $651.7.  This level of debt could have important consequences to our businesses.  For example:

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

Indiana law also imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

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

3.  The Process Equipment Group derives significant revenues from the energy industry. Any decrease in demand for electricity, natural gas, or coal, or an increase in regulation of the energy industry, could have a material adverse effect on our business, financial condition, and results of operations.

The Process Equipment Group sells dry material separation and size reduction equipment to the electric generating, natural gas, and coal mining industries.  A significant portion of its sales are tied to the consumption of natural gas and coal as a means of generating electricity. The demand for natural gas and coal is dependent upon the availability and cost of alternative sources of energy, such as oil or nuclear power. Additionally, the cost of compliance with federal, state, and local laws and regulations on the energy industry may impact the demand for our products. As a result, any downturn in or disruption to the natural gas or coal industries or decrease in the demand for electricity could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 2.                                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended December 31, 2013.

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

HILLENBRAND, INC.

Date: February 4, 2014	BY:	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Senior Vice President and Chief Financial Officer

Date: February 4, 2014	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1

Amended and Restated Code of By-laws of Hillenbrand, Inc. (as adopted by the Board of Directors on December 4, 2013)  (Incorporated by reference to Exhibit 3.2  to Current Report on Form 8-K, filed on December 6, 2013)

Exhibit 10.1*	Employment Agreement dated as of November 4, 2013, by and between Hillenbrand, Inc. and William A. Canady
Exhibit 10.2*	Change in Control Agreement dated as of November 4, 2013, by and between Hillenbrand, Inc. and William A. Canady
Exhibit 10.3*

Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement — Relative Total Shareholder Value, by and between Hillenbrand, Inc. and certain employees including executive officers

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