Form 10-Q
period 2014-03-31
Hillenbrand, Inc.
filed 2014-05-05
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The registrant had 62,804,907 shares of common stock, no par value per share, outstanding as of April 30, 2014.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net revenue	$396.8	$398.5	$781.7	$703.7
Cost of goods sold	254.0	264.5	507.9	459.2
Gross profit	142.8	134.0	273.8	244.5
Operating expenses	99.9	108.4	193.9	194.8
Operating profit	42.9	25.6	79.9	49.7
Interest expense	5.6	6.8	11.9	11.3
Other income (expense), net	9.7	(0.3)	9.6	0.6
Income before income taxes	47.0	18.5	77.6	39.0
Income tax expense	13.7	5.3	22.7	11.2
Consolidated net income	33.3	13.2	54.9	27.8
Less: Net income attributable to noncontrolling interests	0.3	0.5	1.6	0.8
Net income(1)	$33.0	$12.7	$53.3	$27.0

Net income(1) — per share of common stock:
Basic earnings per share	$0.52	$0.20	$0.84	$0.43
Diluted earnings per share	$0.51	$0.20	$0.83	$0.43
Weighted average shares outstanding (basic)	63.3	62.7	63.2	62.6
Weighted average shares outstanding (diluted)	63.9	63.1	63.9	62.9

Cash dividends per share	$0.1975	$0.1950	$0.3950	$0.3900

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Consolidated net income	$33.3	$13.2	$54.9	$27.8
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	—	(19.2)	8.6	(9.0)
Pension and postretirement (net of quarter-to-date tax of $0.5 and $0.7 and year-to date tax of $1.5 and $1.4)	0.9	0.2	3.1	1.3
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of $0.3 and $0.2 and year-to-date tax of $0.1 and $0.2)	(0.2)	(0.9)	0.3	(0.7)
Change in net unrealized gain (loss) on available-for-sale securities	—	—	—	(0.2)
Total changes in other comprehensive income (loss), net of tax	0.7	(19.9)	12.0	(8.6)
Consolidated comprehensive income (loss)	34.0	(6.7)	66.9	19.2
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.5	1.7	0.8
Comprehensive income (loss)(2)	$33.5	$(7.2)	$65.2	$18.4

(2) Comprehensive income (loss) attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	March 31,	September 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$51.0	$42.7
Trade receivables, net	185.2	213.4
Unbilled receivables from long-term manufacturing contracts	137.3	142.1
Inventories	183.1	177.5
Deferred income taxes	15.0	22.3
Prepaid expenses	34.1	20.4
Other current assets	19.6	21.0
Total current assets	625.3	639.4
Property, plant, and equipment, net	170.4	171.9
Intangible assets, net	548.8	558.6
Goodwill	598.0	585.8
Other assets	51.6	47.5
Total Assets	$1,994.1	$2,003.2

LIABILITIES
Current Liabilities
Trade accounts payable	$177.7	$183.2
Liabilities from long-term manufacturing contracts and advances	96.8	80.9
Current portion of long-term debt	13.5	10.0
Accrued compensation	53.6	59.6
Deferred income taxes	13.6	12.1
Other current liabilities	102.0	119.7
Total current liabilities	457.2	465.5
Long-term debt	612.6	654.3
Accrued pension and postretirement healthcare	191.2	190.3
Deferred income taxes	71.5	75.4
Other long-term liabilities	40.8	41.4
Total Liabilities	1,373.3	1,426.9

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.5 and 63.1 shares issued, 62.8 and 62.9 shares outstanding)	—	—
Additional paid-in capital	340.7	321.7
Retained earnings	280.2	252.2
Treasury stock (0.7 and 0.2 shares)	(21.6)	(4.2)
Accumulated other comprehensive income (loss)	10.5	(1.4)
Hillenbrand Shareholders’ Equity	609.8	568.3
Noncontrolling interests	11.0	8.0
Total Shareholders’ Equity	620.8	576.3

Total Liabilities and Equity	$1,994.1	$2,003.2

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flow (Unaudited)

(in millions)

	Six Months Ended
	March 31,
	2014	2013
Operating Activities
Consolidated net income	$54.9	$27.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29.0	42.9
Deferred income taxes	3.4	(15.9)
Share-based compensation	5.1	6.0
Net gain on investments	(7.9)	(0.3)
Trade accounts receivable and receivables on long-term manufacturing contracts	36.2	(4.6)
Inventories	(4.3)	6.1
Other current assets	(11.7)	(20.3)
Trade accounts payable	(8.3)	0.3
Accrued expenses and other current liabilities	1.4	(37.0)
Income taxes payable	(14.6)	13.0
Defined benefit plan funding	(8.3)	(4.3)
Defined benefit plan expense	7.2	8.5
Other, net	0.1	(2.5)
Net cash provided by operating activities	82.2	19.7

Investing Activities
Capital expenditures	(11.4)	(11.2)
Proceeds from sales of property, plant, and equipment	0.7	1.1
Proceeds from investments	5.7	1.8
Acquisition of business, net of cash acquired	—	(415.6)
Other, net	0.9	—
Net cash used in investing activities	(4.1)	(423.9)

Financing Activities
Proceeds from term loan	—	200.0
Repayments on term loan	(5.0)	(5.0)
Proceeds from revolving credit facilities, net of financing costs	182.6	576.7
Repayments on revolving credit facilities	(218.6)	(323.0)
Proceeds from other borrowings	1.0	—
Payment of dividends on common stock	(24.8)	(24.3)
Purchases of common stock	(16.5)	—
Net proceeds (payments) on stock plans	12.7	(0.8)
Other, net	0.1	0.4
Net cash provided by (used in) financing activities	(68.5)	424.0

Effect of exchange rates on cash and cash equivalents	(1.3)	0.7

Net cash flows	8.3	20.5

Cash and cash equivalents:
At beginning of period	42.7	20.2
At end of period	$51.0	$40.7

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

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries, including Coperion Capital GmbH (“Coperion”), which was acquired on December 1, 2012.  The acquisition of Coperion included a few small subsidiaries where Coperion’s ownership percentage was less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the SEC.  The September 30, 2013 Consolidated Balance Sheet included in this Form 10-Q was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet included in Form 10-K.  Certain prior period balances have been reclassified to conform to the current presentation.  In the opinion of management, these financial statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the percentage-of-completion method, the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under the incentive compensation programs.

Correction of Errors

During the first quarter of 2014, we recorded an adjustment to operating expenses to correct errors related to the accounting for sales commissions at Coperion in 2013.  The adjustment reduced operating expenses in the first quarter of 2014 by $2.0, which should have been recorded in 2013.  In connection with this same issue, we identified a classification error of $8.5 between operating expenses and cost of goods sold in 2013.  We have revised our consolidated statement of income for the three and six months ended March 31, 2013, to increase cost of goods sold and decrease operating expenses by $2.6 and $2.7.  We will revise the June 30, 2013 and September 30, 2013 consolidated statements of income to reflect the corrections in future filings.  These corrections will decrease operating expenses and increase cost of goods sold $2.3 in the third quarter of 2013, and $8.5 for 2013.  We believe the impact of these income statement classification errors and the $2.0 adjustment to correct a prior period error was immaterial to our consolidated financial statements for the current and prior periods.

2.              Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for 2013.

Recently Adopted and Issued Accounting Standards

In February 2013, the FASB issued an accounting standard update titled Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components.  An entity is required to present significant amounts reclassified from each component of accumulated other comprehensive income and the income statement affected by the reclassification.  The new disclosure requirements became effective and were adopted for our fiscal year beginning October 1, 2013.  The adoption of this disclosure-only guidance did not have an impact on our consolidated financial statements.

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

This acquisition was the largest in the Company’s history and represented an important step in the execution of our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group.  The integration of Coperion with the Process Equipment Group will continue to be a key initiative for the near term.  Combining our product offerings to provide a more complete system solution is an important part of our integration.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group to enter new global markets more quickly.  We also expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s Lean tools and other core competencies to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

The following table summarizes fair values of the assets acquired and liabilities assumed for the Coperion acquisition:

December 1, 2012
Cash and cash equivalents	$32.8
Inventory	112.4
Current assets, excluding cash and cash equivalents and inventory	180.0
Property, plant, and equipment	54.4
Identifiable intangible assets	291.8
Goodwill	273.8
Other assets	2.1
Total assets acquired	947.3

Current liabilities	287.3
Accrued pension obligations	129.9
Deferred income taxes	67.3
Other long-term liabilities	6.7
Total liabilities assumed	491.2

Noncontrolling interests	8.2

Aggregate purchase price	$447.9

Final purchase accounting adjustments were made during the first quarter of 2014 that increased goodwill ($7.3) and the accrued pension obligations ($4.3) based on finalization of the actuarial analysis for Coperion’s defined benefit plans.  In addition, adjustments were made to increase current liabilities ($1.3) and noncontrolling interests ($1.7).  In the second quarter of 2014, a $1.3 correction was made to the first quarter pension adjustment to decrease deferred income taxes resulting in total purchase accounting adjustments that increased goodwill by $6.0 in 2014.  These adjustments are reflected in the table above.

Set forth below is unaudited pro forma information for the six months ended March 31, 2013.  The unaudited pro forma information is presented for informational purposes only and does not necessarily reflect the results of operations that would actually have been achieved.

Six Months Ended March 31, 2013
Pro forma net revenue	$818.9
Pro forma net income(1)	58.0
Pro forma basic earnings per share	$0.93
Pro forma diluted earnings per share	$0.93

(1)Pro forma net income attributable to Hillenbrand

We incurred $10.7 of net business acquisition costs associated with the acquisition during the six months ended March 31, 2013.  These costs consisted of $10.9 of operating expenses and $0.6 of interest expense, partially offset by $0.8 of other income.

4.              Supplemental Balance Sheet Information

	March 31,	September 30,
	2014	2013

Trade accounts receivable reserves	$19.0	$19.3

Accumulated depreciation on property, plant, and equipment	$276.2	$268.0

Accumulated amortization on intangible assets	$118.3	$99.6

Inventories:
Raw materials and components	$55.9	$58.3
Work in process	81.2	74.8
Finished goods	46.0	44.4
Total inventories	$183.1	$177.5

5.              Financing Agreements

	March 31,	September 30,
	2014	2013
$700 revolving credit facility (excludes outstanding letters of credit)	$291.2	$325.5
$200 term loan	185.0	190.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.9	148.8
Other borrowings	1.0	—
Total debt	626.1	664.3
Less: current portion	13.5	10.0
Total long-term debt	$612.6	$654.3

With respect to the $700 revolving credit facility (the “Facility”), as of March 31, 2014, we had $15.2 in outstanding letters of credit issued and $393.6 of maximum borrowing capacity.  Approximately $283 of borrowing capacity is immediately available based on our leverage covenant at March 31, 2014, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rate on borrowings under the Facility were 1.37% and 1.36% for the three- and six-month periods ended March 31, 2014, and 1.39% and 1.38% for the same periods in the prior year.  The Facility carries a leverage-based facility fee, assessed on the entire facility amount.

The weighted average interest rates on the term loan were 1.66% and 1.67% for the three- and six-month periods ended March 31, 2014, and 1.71% and 1.74% for the same periods in the prior year.

In the normal course of business, the Process Equipment Group provides certain customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees.  As of March 31, 2014, we had credit capacity totaling $291.6 under which $217.3 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.

The availability of borrowings under the Facility and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  As of March 31, 2014, we were in compliance with all covenants.

Other borrowings of $1.0 at March 31, 2014 were comprised of debt at international locations maintained for working capital purposes.

We had restricted cash of $0.5 and $1.3 at March 31, 2014 and 2013.

6.              Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Service costs	$1.0	$1.2	$0.4	$0.4
Interest costs	3.6	3.0	1.0	1.4
Expected return on plan assets	(3.5)	(3.0)	(0.2)	(0.5)
Amortization of unrecognized prior service costs, net	0.2	0.2	—	—
Amortization of net loss	1.0	1.8	—	—
Net pension costs	$2.3	$3.2	$1.2	$1.3

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service costs	$2.0	$2.4	$0.8	$0.8
Interest costs	7.3	5.9	2.1	2.0
Expected return on plan assets	(7.0)	(6.0)	(0.5)	(0.9)
Amortization of unrecognized prior service costs, net	0.4	0.4	—	—
Amortization of net loss	1.9	3.6	—	—
Net pension costs	$4.6	$6.3	$2.4	$1.9

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.2 for the three months ended March 31, 2014 and 2013, and $0.2 and $0.3 for the six months ended March 31, 2014 and 2013.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.2 and $2.1 for the three months ended March 31, 2014 and 2013, and $4.3 and $4.1 for the six months ended March 31, 2014 and 2013.

7.              Income Taxes

The effective tax rates for the three months ended March 31, 2014 and 2013 were 29.1% and 28.6%.  The effective tax rates for the six months ended March 31, 2014 and 2013 were 29.3% and 28.7%.  The year-over-year change in the effective tax rate was largely due to a prior year discrete tax benefit.

8.             Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At March 31, 2014 and 2013, potential dilutive effects, representing approximately 1,800,000 and 2,000,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income(1)	$33.0	$12.7	$53.3	$27.0
Weighted average shares outstanding (basic - in millions)	63.3	62.7	63.2	62.6
Effect of dilutive stock options and other unvested equity awards (in millions)	0.6	0.4	0.7	0.3
Weighted average shares outstanding (diluted - in millions)	63.9	63.1	63.9	62.9

Basic earnings per share	$0.52	$0.20	$0.84	$0.43
Diluted earnings per share	$0.51	$0.20	$0.83	$0.43

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.4	1.2	0.4	1.9

(1) Net income attributable to Hillenbrand

9.              Shareholders’ Equity

During the six months ended March 31, 2014, we paid $24.8 of cash dividends and acquired the remaining shares of a previously less than wholly-owned subsidiary for $1.4.  We also purchased approximately 527,000 shares of our common stock for $16.5 as part of an approved and publicly announced program.

10.       Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Available- for-Sale Securities	Total attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$—	$(1.4)
Other comprehensive income before reclassifications
Before tax amount	2.4	8.5	1.2	—	12.1	$0.1	$12.2
Tax benefit (expense)	(0.7)	—	(0.3)	—	(1.0)	—	(1.0)
After tax amount	1.7	8.5	0.9	—	11.1	0.1	11.2
Amounts reclassified from accumulated other comprehensive income(1)	1.4	—	(0.6)	—	0.8	—	0.8
Net current period other comprehensive income (loss)	3.1	8.5	0.3	—	11.9	$0.1	$12.0
Balance at March 31, 2014	$(29.9)	$39.9	$0.5	$—	$10.5

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended March 31, 2014
	Amortization of Pension and
	Postretirement (1)		(Gain)/Loss on
	Net Loss	Prior Service Costs	Derivative
	Recognized	Recognized	Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.5)	$(0.5)
Cost of goods sold	0.7	0.2	(0.2)	0.7
Operating expenses	0.2	—	—	0.2
Other income (expense), net	—	—	(0.4)	(0.4)
Total before tax	$0.9	$0.2	$(1.1)	—
Tax expense				—
Total reclassifications for the period, net of tax				$—

	Six Months Ended March 31, 2014
	Amortization of Pension and
	Postretirement (1)		(Gain)/Loss on
	Net Loss	Prior Service Costs	Derivative
	Recognized	Recognized	Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.4)	$(0.4)
Cost of goods sold	1.3	0.3	(0.3)	1.3
Operating expenses	0.5	0.1	—	0.6
Other income (expense), net	—	—	(0.3)	(0.3)
Total before tax	$1.8	$0.4	$(1.0)	1.2
Tax expense				(0.4)
Total reclassifications for the period, net of tax				$0.8

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 6).

11.       Share-Based Compensation

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Share-based compensation costs	$3.4	$1.5	$5.1	$6.0
Less income tax benefit	1.3	0.6	1.9	2.2
Share-based compensation costs, net of tax	$2.1	$0.9	$3.2	$3.8

During the six months ended March 31, 2014, we made the following grants:

Number of Units
Stock options	449,828
Time-based stock awards	59,294
Performance-based stock awards (maximum that can be earned)	574,600

Stock options granted had a weighted-average exercise price of $28.16 and a weighted-average grant date fair value of $6.97.  Our time-based stock awards and performance-based stock awards had a weighted-average grant date fair value of $29.26 and $28.55.  Included in the performance-based stock awards granted during 2014 are 185,327 units whose payout level is based upon the Company’s total shareholder return as it relates to the performance of companies in its compensation peer group over a three-year measurement period.  These units will be expensed on a straight-line basis over the measurement period.

During the second quarter of 2014, we increased the shares issuable under the stock compensation plans by 3,900,000.

12.       Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Equity in net income (loss) of affiliates	$2.9	$(0.4)	$2.7	$(0.6)
Foreign currency exchange gain (loss), net	(0.4)	0.3	(0.7)	1.1
Business acquisition and transition costs, net	—	—	—	0.8
Gain on exercise of warrants	5.2	—	5.2	—
Service agreement cancellation	2.5	—	2.5	—
Other, net	(0.5)	(0.2)	(0.1)	(0.7)
Other income and expense, net	$9.7	$(0.3)	$9.6	$0.6

Since our spin-off from our former parent, we have held warrants to purchase the common stock of Forethought Financial Group, Inc. (“Forethought”).  Forethought was acquired by a third-party during the second quarter of 2014.  In connection with that acquisition, these warrants were exercised for $6.2, resulting in a gain of $5.2.

We recognized a $2.5 gain related to the cancellation of a service agreement at Batesville.

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

Matthews Litigation— In August 2010, the York Group, Inc., Milso Industries Corporation, and Matthews International Corporation (collectively “Matthews”) filed a lawsuit against Scott Pontone and Batesville Casket Company, Inc. in the U.S. District Court, Western District of Pennsylvania, which was subsequently amended by Matthews in February 2011 to include two additional defendants, Harry Pontone and Pontone Casket Company, LLC (the “Matthews Litigation”).  The Matthews Litigation arises, in part, as a result of a Marketing Consulting Agreement entered into between Batesville and Pontone Casket Company effective June 24, 2010, and Batesville’s hiring of two former employees of certain Matthews entities in June 2010.  Scott Pontone provides consulting services to Batesville pursuant to the Marketing Consulting Agreement entered into between Batesville and Pontone Casket Company.  Matthews alleges that Scott Pontone and Harry Pontone breached contractual and business obligations with Matthews and that Batesville induced certain of those breaches as part of its sales initiatives in the New York metropolitan area.  Batesville has also asserted counterclaims against Matthews.

Matthews claims that it has lost revenue and will lose future revenue in the New York metropolitan area, although the amount of those alleged damages is unspecified.  Matthews seeks to: (i) recover compensatory damages, punitive damages, attorneys’ fees and costs; and (ii) enjoin certain activities by Harry Pontone, Scott Pontone, Pontone Casket Company, and Batesville and its employees in the New York metropolitan area.  Although Matthews originally moved for a preliminary injunction, that request was withdrawn.  Discovery has closed.   The court has ruled on the parties’ summary judgment motions, determining that factual issues exist for trial on claims and counterclaims.  The jury trial has been scheduled to occur in December 2014.

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

Horstmann Litigation — As previously disclosed, on March 18, 2013, a joint and several judgment was entered by the Higher Regional Court (OLG) Hamm, Germany, in favor of plaintiff, Jürgen Horstmann, and against defendants, Atlas-Vermögensverwaltungs GmbH, ThyssenKrupp Technologies Beteiligungen (“ThyssenKrupp”), and Hillenbrand subsidiary, Coperion, in the amount of €10.3, plus interest, for a total estimated judgment of €18.5 to €19.6 (the “Horstmann Litigation”).

In February 2014, the Federal Court of Justice rejected an appeal of that judgment filed by the defendants, therefore making the judgment final and non-appealable.  On April 28, 2014, Hillenbrand received confirmation that ThyssenKrupp paid the judgment amount specified by the court (including interest) to plaintiff Jürgen Horstmann.

Hillenbrand’s balance sheet at March 31, 2014 and September 30, 2013, included a long-term liability of $9.0 and $8.7 and a corresponding indemnification receivable, recorded in other assets, for $9.0 and $8.7.  These amounts will be eliminated in the third quarter.

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

Level 3:              Inputs are unobservable for the asset or liability.

	Carrying
	Value at	Fair Value at March 31, 2014
	March 31,	Using Inputs Considered as:
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$51.0	$51.0	$—	$—
Investments in rabbi trust	5.5	5.5	—	—
Derivative instruments	1.3	—	1.3	—

Liabilities:
$150 senior unsecured notes	148.9	161.8	—	—
Revolving credit facility	291.2	—	291.2	—
Term loan	185.0	—	185.0	—
Other borrowings	1.0	—	1.0	—
Derivative instruments	0.4	—	0.4	—

Included in Level 3 financial assets at September 30, 2013 were equity investments composed of $1.0 of warrants with a fair value of $5.0 to purchase the common stock of Forethought who was acquired by a third-party on January 2, 2014.  These warrants were exercised during the second quarter of 2014 for $6.2 resulting in a $5.2 gain recorded in other income (expense), net.

The fair values of the revolving credit facility, term loan, and our other borrowings approximated book value at March 31, 2014.  The fair values of the revolving credit facility, term loan, and other borrowings are estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility, term loan or other borrowings.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates. These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these derivatives was $90.0 at March 31, 2014.

15.       Segment and Geographical Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net revenue
Process Equipment Group	$239.5	$227.4	$481.7	$381.1
Batesville	157.3	171.1	300.0	322.6
Total	$396.8	$398.5	$781.7	$703.7

Adjusted EBITDA
Process Equipment Group	$26.0	$24.2	$52.7	$45.2
Batesville	44.9	48.4	79.4	86.9
Corporate	(1.7)	(8.5)	(9.7)	(16.5)

Net revenue (1)
United States	$215.9	$234.7	$418.3	$440.2
International	180.9	163.8	363.4	263.5
Total	$396.8	$398.5	$781.7	$703.7

(1)         We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	March 31, 2014	September 30, 2013
Total assets
Process Equipment Group	$1711.1	$1708.6
Batesville	242.8	238.3
Corporate	40.2	56.3
Total	$1,994.1	$2003.2

Tangible long-lived assets
United States	$100.0	$101.9
International	70.4	70.0
Total	$170.4	$171.9

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Adjusted EBITDA:
Process Equipment Group	$26.0	$24.2	$52.7	$45.2
Batesville	44.9	48.4	79.4	86.9
Corporate	(1.7)	(8.5)	(9.7)	(16.5)
Less
Interest income	(0.1)	(0.2)	(0.3)	(0.3)
Interest expense	5.6	6.8	11.9	11.3
Income tax expense	13.7	5.3	22.7	11.2
Depreciation and amortization	14.7	27.8	29.0	42.9
Business acquisition and integration	1.1	1.8	3.0	10.0
Inventory step-up	—	8.1	—	10.7
Restructuring	0.9	1.3	1.2	1.9
Antitrust litigation	—	—	—	0.1
Consolidated net income	$33.3	$13.2	$54.9	$27.8

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

Condensed Consolidating Statements of Income

	Three months ended March 31, 2014					Three months ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$212.4	$227.4	$(43.0)	$396.8	$—	$227.6	$216.6	$(45.7)	$398.5
Cost of goods sold	—	104.8	165.6	(16.4)	254.0	—	114.7	166.2	(16.4)	264.5
Gross profit	—	107.6	61.8	(26.6)	142.8	—	112.9	50.4	(29.3)	134.0
Operating expenses	11.8	63.3	51.4	(26.6)	99.9	9.7	67.9	60.1	(29.3)	108.4
Operating profit	(11.8)	44.3	10.4	—	42.9	(9.7)	45.0	(9.7)	—	25.6
Interest expense	4.8	—	0.8	—	5.6	5.5	0.1	1.2	—	6.8
Other income (expense), net	0.2	10.1	(0.6)	—	9.7	—	(0.8)	0.5	—	(0.3)
Equity in net income (loss) of subsidiaries	40.9	3.0	—	(43.9)	—	22.0	2.7	—	(24.7)	—
Income (loss) before income taxes	24.5	57.4	9.0	(43.9)	47.0	6.8	46.8	(10.4)	(24.7)	18.5
Income tax expense (benefit)	(8.5)	19.9	2.3	—	13.7	(5.9)	16.4	(5.2)	—	5.3
Consolidated net income	33.0	37.5	6.7	(43.9)	33.3	12.7	30.4	(5.2)	(24.7)	13.2
Less: Net income attributable to noncontrolling interests	—	—	0.3	—	0.3	—	—	0.5	—	0.5
Net income (loss)(1)	$33.0	$37.5	$6.4	$(43.9)	$33.0	$12.7	$30.4	$(5.7)	$(24.7)	$12.7
Consolidated comprehensive income (loss)	$33.5	$38.2	$6.7	$(44.4)	$34.0	$(7.2)	$31.7	$(26.3)	$(4.9)	$(6.7)
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.5	—	0.5	—	—	0.5	—	0.5
Comprehensive income (loss)(2)	$33.5	$38.2	$6.2	$(44.4)	$33.5	$(7.2)	$31.7	$(26.8)	$(4.9)	$(7.2)

	Six months ended March 31, 2014					Six months ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$412.7	$452.4	$(83.4)	$781.7	$—	$426.3	$364.8	$(87.4)	$703.7
Cost of goods sold	—	207.3	332.2	(31.6)	507.9	—	213.2	277.1	(31.1)	459.2
Gross profit	—	205.4	120.2	(51.8)	273.8	—	213.1	87.7	(56.3)	244.5
Operating expenses	20.8	125.2	99.7	(51.8)	193.9	27.8	128.7	94.6	(56.3)	194.8
Operating profit	(20.8)	80.2	20.5	—	79.9	(27.8)	84.4	(6.9)	—	49.7
Interest expense	9.7	0.1	2.1	—	11.9	9.6	0.1	1.6	—	11.3
Other income (expense), net	0.1	9.4	0.1	—	9.6	1.5	(1.7)	0.8	—	0.6
Equity in net income (loss) of subsidiaries	69.5	4.9	—	(74.4)	—	47.1	4.2	—	(51.3)	—
Income before income taxes	39.1	94.4	18.5	(74.4)	77.6	11.2	86.8	(7.7)	(51.3)	39.0
Income tax expense (benefit)	(14.2)	33.1	3.8	—	22.7	(15.8)	30.8	(3.8)	—	11.2
Consolidated net income	53.3	61.3	14.7	(74.4)	54.9	27.0	56.0	(3.9)	(51.3)	27.8
Less: Net income attributable to noncontrolling interests	—	—	1.6	—	1.6	—	—	0.8	—	0.8
Net income (loss)(1)	$53.3	$61.3	$13.1	$(74.4)	$53.3	$27.0	$56.0	$(4.7)	$(51.3)	$27.0
Consolidated Comprehensive income (loss)	$65.2	$62.7	$25.3	$(86.3)	$66.9	$18.4	$57.3	$(11.1)	$(45.4)	$19.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.7	—	1.7	—	—	0.8	—	0.8
Comprehensive income (loss)(2)	$65.2	$62.7	$23.6	$(86.3)	$65.2	$18.4	$57.3	$(11.9)	$(45.4)	$18.4

(1) Net income attributable to Hillenbrand

(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	As of March 31, 2014					As of September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$0.6	$7.5	$42.9	$—	$51.0	$0.6	$8.7	$33.4	$—	$42.7
Trade receivables, net	—	99.5	85.7	—	185.2	—	97.0	116.4	—	213.4
Unbilled receivables from long-term manufacturing contracts	—	1.0	136.3	—	137.3	—	15.2	126.9	—	142.1
Inventories	—	76.4	109.7	(3.0)	183.1	—	72.4	107.8	(2.7)	177.5
Deferred income taxes	9.1	3.1	2.8	—	15.0	9.1	8.3	4.9	—	22.3
Prepaid expense	2.5	7.8	23.8	—	34.1	1.0	4.4	15.0	—	20.4
Intercompany receivables	249.9	1,040.5	20.9	(1,311.3)	—	222.5	1,011.3	33.3	(1,267.1)	—
Other current assets	1.0	2.0	16.6	—	19.6	0.4	4.3	17.0	(0.7)	21.0
Total current assets	263.1	1,237.8	438.7	(1,314.3)	625.3	233.6	1,221.6	454.7	(1,270.5)	639.4
Property, plant and equipment, net	7.2	67.7	95.5	—	170.4	7.4	69.0	95.5	—	171.9
Intangible assets, net	2.7	188.9	357.2	—	548.8	2.7	194.3	361.6	—	558.6
Goodwill	—	209.1	388.9	—	598.0	—	209.3	376.5	—	585.8
Investment in consolidated subsidiaries	1,989.1	644.0	—	(2,633.1)	—	1,938.9	644.0	—	(2,582.9)	—
Other assets	13.2	25.1	14.2	(0.9)	51.6	13.9	19.0	15.5	(0.9)	47.5
Total Assets	$2,275.3	$2,372.6	$1,294.5	$(3,948.3)	$1,994.1	$2,196.5	$2,357.2	$1,303.8	$(3,854.3)	$2,003.2

Trade accounts payable	$1.0	$25.9	$150.8	$—	$177.7	$0.6	$25.8	$156.8	$—	$183.2
Liabilities from long-term manufacturing contracts and advances	—	19.9	76.9	—	96.8	—	12.3	68.6	—	80.9
Current portion of long-term debt	12.5	—	1.0	—	13.5	10.0	—	—	—	10.0
Accrued compensation	2.4	18.7	32.5	—	53.6	3.6	22.3	33.7	—	59.6
Deferred income taxes	—	—	13.6	—	13.6	—	—	12.1	—	12.1
Intercompany payables	1,070.3	244.0	—	(1,314.3)	—	1,048.1	221.7	—	(1,269.8)	—
Other current liabilities	2.9	48.2	50.9	—	102.0	3.6	69.3	47.5	(0.7)	119.7
Total current liabilities	1,089.1	356.7	325.7	(1,314.3)	457.2	1,065.9	351.4	318.7	(1,270.5)	465.5
Long-term debt	575.4	—	37.2	—	612.6	562.3	—	92.0	—	654.3
Accrued pension and postretirement healthcare	1.0	84.5	105.7	—	191.2	—	86.1	104.2	—	190.3
Deferred income taxes	—	22.8	49.6	(0.9)	71.5	—	46.2	30.1	(0.9)	75.4
Other long-term liabilities	—	24.8	16.0	—	40.8	—	24.4	17.0	—	41.4
Total Liabilities	1,665.5	488.8	534.2	(1,315.2)	1,373.3	1,628.2	508.1	562.0	(1,271.4)	1,426.9

Total Hillenbrand Shareholders’ Equity	609.8	1,883.8	749.3	(2,633.1)	609.8	568.3	1,849.1	733.8	(2,582.9)	568.3
Noncontrolling interests	—	—	11.0	—	11.0	—	—	8.0	—	8.0
Total Equity	609.8	1,883.8	760.3	(2,633.1)	620.8	568.3	1,849.1	741.8	(2,582.9)	576.3
Total Liabilities and Equity	$2,275.3	$2,372.6	$1,294.5	$(3,948.3)	$1,994.1	$2,196.5	$2,357.2	$1,303.8	$(3,854.3)	$2,003.2

Condensed Consolidating Statements of Cash Flows

	Six months ended March 31, 2014					Six months ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$13.0	$37.2	$79.3	$(47.3)	$82.2	$61.9	$98.3	$(44.6)	$(95.9)	$19.7

Investing activities:
Capital expenditures	(0.8)	(6.4)	(4.2)	—	(11.4)	(1.7)	(5.1)	(4.4)	—	(11.2)
Proceeds from property, plant, and equipment	—	0.7	—	—	0.7	1.0	0.1	—	—	1.1
Proceeds from warrant exercise	—	5.7	—	—	5.7	1.8	—	—	—	1.8
Acquisition of business, net of cash acquired	—	—	—	—	—	(404.2)	(0.5)	(10.9)	—	(415.6)
Other, net	—	—	0.9	—	0.9	—	—	—	—	—
Net cash provided by (used in) investing activities	(0.8)	—	(3.3)	—	(4.1)	(403.1)	(5.5)	(15.3)	—	(423.9)

Financing activities:
Proceeds from term loan	—	—	—	—	—	200.0	—	—	—	200.0
Repayments on term loan	(5.0)	—	—	—	(5.0)	(5.0)	—	—	—	(5.0)
Proceeds from revolving credit facilities, net of financing costs	158.0	—	24.6	—	182.6	490.8	—	85.9	—	576.7
Repayments on revolving credit facilities	(137.5)	—	(81.1)	—	(218.6)	(323.0)	—	—	—	(323.0)
Proceeds from other borrowings	—	—	1.0	—	1.0	—	—	—	—	—
Payment of dividends - intercompany	—	(38.4)	(8.9)	47.3	—	—	(90.3)	(5.6)	95.9	—
Payment of dividends on common stock	(24.8)	—	—	—	(24.8)	(24.3)	—	—	—	(24.3)
Purchase of common stock	(16.5)	—	—	—	(16.5)	—	—	—	—	—
Net proceeds (payments) on stock plans	12.7	—	—	—	12.7	(0.8)	—	—	—	(0.8)
Other, net	0.9	—	(0.8)	—	0.1	0.4	—	—	—	0.4
Net cash provided by (used in) financing activities	(12.2)	(38.4)	(65.2)	47.3	(68.5)	338.1	(90.3)	80.3	95.9	424.0

Effect of exchange rates on cash and cash equivalents	—	—	(1.3)	—	(1.3)	—	—	0.7	—	0.7

Net cash flow	—	(1.2)	9.5	—	8.3	(3.1)	2.5	21.1	—	20.5
Cash and equivalents at beginning of period	0.6	8.7	33.4	—	42.7	3.9	6.3	10.0	—	20.2
Cash and equivalents at end of period	$0.6	$7.5	$42.9	$—	$51.0	$0.8	$8.8	$31.1	$—	$40.7

17.       Restructuring

During the three months ended March 31, 2014, Hillenbrand incurred $1.0 of restructuring costs ($0.1 expense at the Process Equipment Group, $0.3 gain at Batesville, and $1.2 expense at Corporate).  These items were classified on the income statement as follows:  $0.2 reduction of cost of goods sold and $1.2 increase to operating expenses.  The $0.3 gain at Batesville was related to a $0.5 gain from the sale of real estate related to a restructuring event, offset in part by expenses.  Corporate restructuring charges of $1.2 were related to the realignment of our executive management team.  Restructuring charges for the six months ended March 31, 2014 totaled $1.3 ($0.3 at the Process Equipment Group, $0.2 gain at Batesville, and $1.2 expense at Corporate) and were classified on the income statement as follows:  $0.1 reduction of cost of goods sold and $1.4 increase to operating expenses.  Additional charges of less than $1.0 related to these restructurings are expected to be incurred in 2014.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2014, to the same period in 2013.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

One important non-GAAP measure that we use is adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”).  As previously discussed, a part of our strategy is to selectively acquire companies that we believe can benefit from our core competencies to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance.

Another important non-GAAP measure that we use is backlog.  Backlog is not a term recognized under GAAP; however, it is a common measurement used in the Process Equipment Group industry.  Our backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded related to the Process Equipment Group.  Backlog includes expected revenue from large systems, equipment, and to a lesser extent, replacement parts, components, and service.  The length of time that projects remain in backlog can span from days for replacement parts and service to approximately 18 months for our larger system sales.  Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that such revenue is reasonably expected to be realized.  For purposes of calculating backlog, we include 100% of estimated revenue attributable to our consolidated subsidiaries, an insignificant portion of which is not wholly-owned by Hillenbrand.

Future revenue for the Process Equipment Group is influenced by backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Although backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than United States (“U.S.”) dollars.

We analyze net revenue on a constant currency basis to better measure the comparability of results between periods. We provide this information because exchange rates can distort the underlying change in sales, either positively or negatively.

See page 33 for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.  There is no GAAP financial measure comparable to backlog; therefore, a quantitative reconciliation of backlog is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2014, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2013.

EXECUTIVE OVERVIEW

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

Hillenbrand is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands, robust cash generation capabilities, and strong core competencies.  Hillenbrand has two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  Batesville is a recognized leader in the North American death care industry, and performs several critical roles within our portfolio.  It serves as the Company’s core cash-generating operation by providing robust annual operating cash flows.  In addition, as the origin of Hillenbrand’s strong core competencies, including Lean, strategy management, and talent development, it provides talent to imbed these core competencies in acquired companies.

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

On December 1, 2012, we acquired Coperion Capital GmbH (“Coperion”), in a transaction valued at $545.0.  The Coperion acquisition was the largest in the Company’s history and represented an important step in the execution of our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group.  The integration of Coperion will continue to be a key initiative for the near term.  Combining our product offerings to provide a more complete system solution is an important part of our integration.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group to enter new global markets more quickly.  We also expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s Lean tools and other core competencies to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2014		2013		2014		2013 (a)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$396.8	100.0	$398.5	100.0	$781.7	100.0	$703.7	100.0
Gross profit	142.8	36.0	134.0	33.6	273.8	35.0	244.5	34.7
Operating expenses	99.9	25.2	108.4	27.2	193.9	24.8	194.8	27.7
Operating profit	42.9	10.8	25.6	6.4	79.9	10.2	49.7	7.1
Interest expense	5.6	1.4	6.8	1.7	11.9	1.5	11.3	1.6
Other income (expense), net	9.7	2.4	(0.3)	0.1	9.6	1.2	0.6	0.1
Income taxes	13.7	11.8	5.3	1.3	22.7	2.9	11.2	1.6
Net income(1)	33.0	8.3	12.7	3.2	53.3	6.8	27.0	3.8

(1) Net income attributable to Hillenbrand

(a) Included four months of operations related to Coperion following its acquisition on December 1, 2012

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue was relatively flat, decreasing $1.7 (less than 1%) or $5.7 (1%) on a constant currency basis.

•                  The Process Equipment Group’s revenue increased $12.1 (5%) or $7.1 (3%) on a constant currency basis.  Order backlog increased $172.8 (32%) from $544.3 on March 31, 2013, to $717.1 on March 31, 2014.  Although increases were attributable to all parts of the business, the most significant increase was driven by new projects booked by Coperion.

•                  Batesville’s revenue decreased $13.8 (8%) or $12.8 (7%) on a constant currency basis, due to decreased volume ($14.1), partially offset by an increase in the average selling price ($1.3).  Lower volume was driven by the expected decrease in North American burials as the estimated number of deaths during the prior year was at a record high level.  Burial volume was also negatively impacted by the rate at which consumers opted for cremation.

Gross profit grew $8.8 (7%) to $142.8 due to lower business acquisition and integration costs in 2014. Consolidated gross profit margin was 36.0%, an increase of 240 basis points.  On an adjusted basis, which excluded items described below, the consolidated gross profit margin was 35.9%, a decrease of 20 basis points.

•                  The Process Equipment Group’s gross profit grew $13.2 (20%) to $79.0.  Gross profit margin increased from 28.9% in 2013 to 33.0% in 2014.  These changes were due to inventory step-up charges in 2013 and increased volume in 2014.

Gross profit included inventory step-up related to the Coperion acquisition ($8.1 in 2013) and restructuring costs ($0.1 in 2014 and 2013).  Step-ups in inventory value were recorded at the time of the Coperion acquisition and were subsequently expensed when the inventory was sold.  Excluding these items, adjusted gross profit increased $5.1 (7%) to $79.1 and adjusted gross profit margin increased 50 basis points to 33.0%.

•                  Batesville’s gross profit decreased 7% to $63.8, while gross profit margin increased 70 basis points to 40.6%.  The decrease in gross profit was due to lower volume ($7.2), partially offset by supply chain cost reduction initiatives ($2.1).

Gross profit included a $0.3 reduction to costs of goods sold in 2014 ($0.5 gain from sale of real estate offset by $0.2 of restructuring costs) compared to $1.5 expense in 2013.  Excluding restructuring, adjusted gross profit was $63.5, a $6.2 decrease from the prior year.  Adjusted gross profit margin decreased 30 basis points to 40.4%.

Operating expenses decreased $8.5 (8%) to $99.9, primarily due to lower business acquisition and integration costs in 2014 compared to 2013.  Operating expenses as a percentage of revenue decreased 200 basis points to 25.2% in 2014.  Operating expenses included the following items:

	Three months Ended March 31,
	2014	2013
Business acquisition and integration costs	$1.1	$1.9
Backlog amortization	—	12.9
Restructuring charges	1.2	0.4

On an adjusted basis, which excluded business acquisition and integration costs, backlog amortization, and restructuring charges, operating expenses increased $4.4 to $97.6.  The adjusted operating expense-to-revenue ratio increased 120 basis points to 24.6% largely due to decreased revenue at Batesville and a refocus on non-acquisition-related projects at Corporate.

Interest expense decreased $1.2 due primarily to increased borrowings in 2013 in connection with the Coperion acquisition, which led to higher weighted-average borrowings.

Other income (expense), net increased $10.0 to $9.7 of income.  The increase was driven primarily by a $5.2 gain on the exercise of warrants to purchase common stock of Forethought Financial Group, Inc. (“Forethought”), a $2.9 gain on limited partnership investments, and a $2.5 gain related to the cancellation of a service agreement at Batesville.

The income tax rate was 29.1% compared to 28.6%.  The year-over-year change in the effective tax rate was largely due to a prior year discrete tax benefit. Our adjusted effective income tax rate was 29.3% for both periods and excludes acquisition costs.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Revenue grew $78.0 (11%) or $72.5 (10%) on a constant currency basis.

•                  The Process Equipment Group’s revenue increased $100.6 (26%) or $93.4 (25%) on a constant currency basis.  The revenue increase was primarily due to two additional months of Coperion revenue compared to 2013.

•                  Batesville’s revenue decreased $22.6 (7%) or $20.9 (6%) on a constant currency basis, due to decreased volume ($21.3), offset in part by an increase in the average selling price ($0.4).  Lower volume was driven by the expected decrease in North American burials as the estimated number of deaths during the prior year was at a record high level.  Burial volume was also negatively impacted by the rate at which consumers opted for cremation.

Gross profit grew $29.3 (12%) to $273.8 primarily due to the two additional months of Coperion operations in 2014.  Consolidated gross profit margin was 35.0%, an increase of 30 basis points.  On an adjusted basis, which excluded items described below, the consolidated gross profit margin was 35.0%, a decrease of 150 basis points.

•                  The Process Equipment Group’s gross profit grew $36.5 (31%) to $154.2 due to the Coperion acquisition, which added two months of operations in  2014 compared to  2013 and included inventory step-up charges in 2013 ($10.7).  Gross profit margin increased from 30.9% in 2013 to 32.0% in 2014.

Gross profit included an inventory step-up charge related to the Coperion acquisition ($10.7 in 2013) and restructuring costs ($0.1 in 2014 and $0.2 in 2013).  Excluding these items, adjusted gross profit increased $25.7 (20%) to $154.3 and adjusted gross profit margin decreased 170 basis points to 32.0%.  The decrease in gross profit margin was a reflection of the Coperion acquisition, which includes large systems sales.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge.  As a result margins are lower on these large system sales when compared to the rest of the business.

•                  Batesville’s gross profit decreased 6% to $119.6, while gross profit margin increased 60 basis points to 39.9%.  The decrease in gross profit was due to lower volume ($12.4) offset in part by supply chain cost reduction initiatives ($2.9).

Gross profit included a $0.2 reduction to cost of goods sold in 2014 ($0.5 gain from the sale of real estate offset by $0.3 of restructuring costs) compared to $1.8 expense in 2013.  Excluding restructuring, adjusted gross profit was nearly flat to the prior year.

Operating expenses decreased $0.9 (less than 1%) to $193.9, primarily due to decreased business acquisition and integration costs in 2014, offset by the increase in operating expenses resulting from the Coperion acquisition, which added two months of operations in 2014.  Operating expenses as a percentage of revenue decreased 290 basis points to 24.8% in 2014 due primarily to lower acquisition-related costs in 2014.  Operating expenses included the following items:

	Six months Ended March 31,
	2014	2013
Business acquisition and integration costs	$3.0	$10.9
Backlog amortization	—	17.1
Restructuring charges	1.4	0.7
Antitrust litigation	—	0.1

On an adjusted basis, which excluded business acquisition and integration costs, backlog amortization, restructuring charges, and antitrust litigation, operating expenses increased $23.5 to $189.5.  The adjusted operating expense-to-revenue ratio increased 60 basis points to 24.2% largely due to decreased revenue at Batesville and a refocus on non-acquisition-related projects at Corporate.

Interest expense increased $0.6 due primarily to borrowings in connection with the Coperion acquisition.  This led to higher weighted-average principal borrowings and higher interest rates on the revolving credit facility, as well as interest expense incurred on the term loan.

Other income (expense), net increased $9.0 to $9.6 of income.  The increase was driven primarily by a $5.2 gain on the exercise of warrants to purchase common stock of Forethought, a $2.7 gain on limited partnership investments, and a $2.5 gain related to the cancellation of a service agreement at Batesville.

The income tax rate was 29.3% compared to 28.7%.  The year-over-year change in the effective tax rate was largely due to a prior year discrete tax benefit. Our adjusted effective income tax rate was 29.3% compared to 28.7% for the prior year and excludes acquisition costs.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended March 31,				Six Months Ended March 31,
	2014		2013		2014		2013 (a)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$239.5	100.0	$227.4	100.0	$481.7	100.0	$381.1	100.0
Gross profit	79.0	33.0	65.8	28.9	154.2	32.0	117.7	30.9
Operating expenses	63.6	26.6	73.6	32.4	123.9	25.7	118.0	31.0
Operating profit	15.4	6.4	(7.8)	(3.4)	30.3	6.3	(0.3)	(0.1)

(a) Included four months of operations related to Coperion following its acquisition on December 1, 2012

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue increased $12.1 (5%) or $7.1 (3%) on a constant currency basis.  Revenue growth was spread evenly among the various product lines.  Order backlog increased $172.8 (32%) from $544.3 on March 31, 2013, to $717.1 on March 31, 2014.  Although increases were attributable to all parts of the business, the most significant increase was driven by new projects booked by Coperion.

We believe that the industries the Process Equipment Group serves have attractive long-term growth prospects because of an increase in demand resulting from the expanding middle class in countries such as China and India.  While overall demand for Process Equipment Group products is expected to increase over the long run, we expect demand to shift from time to time.  Fluctuations can at times be attributed to changes in demand driven by the cyclicality of these industries and at times by long-term capacity expansions, as demonstrated currently with the increase in construction and expansion of polyolefin plants.

Gross profit grew $13.2 (20%) to $79.0 due to inventory step-up charges recorded in 2013 ($8.1) and increased volume in 2014.  Gross profit margin increased from 28.9% in 2013 to 33.0% in 2014.

Gross profit included inventory step-up related to the Coperion acquisition ($8.1 in 2013) and restructuring costs ($0.1 in 2014 and 2013).  Step-ups in inventory value were recorded at the time of the Coperion acquisition and were subsequently expensed when the inventory was sold.  Excluding these items, adjusted gross profit increased $5.1 (7%) to $79.1 and adjusted gross profit margin increased 50 basis points to 33.0%.

Operating expenses decreased $10.0 (14%) to $63.6 and the operating expense to sales ratio improved by 580 basis points to 26.6% in 2014.  The decrease in operating expenses and the improved ratio are primarily due to lower acquisition-related costs in 2014.

Operating expenses included business acquisition and integration costs ($0.3 in 2014 and $0.3 in 2013) and backlog amortization ($12.9 in 2013).  Excluding these items, adjusted operating expenses increased $2.9 to $63.3 and the operating expense to sales ratio improved 20 basis points to 26.4% in 2014.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Revenue increased $100.6 (26%) or $93.4 (25%) on a constant currency basis.  The revenue increase was largely due to two additional months of Coperion operations compared to the prior year.

Gross profit grew $36.5 (31%) to $154.2 largely due to the Coperion acquisition, which added two months of operations in 2014 compared to 2013 and included inventory step-up charges in 2013 ($10.7).  Gross profit margin increased from 30.9% in 2013 to 32.0% in 2014.

Gross profit included inventory step-up related to the Coperion acquisition ($10.7 in 2013) and restructuring costs ($0.1 in 2014 and $0.2 in 2013).  Excluding these items, adjusted gross profit increased $25.7 (20%) to $154.3 and adjusted gross profit margin decreased 170 basis points to 32.0%.  The decrease in gross profit margin was a reflection of the Coperion acquisition, which includes large systems sales.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge.  As a result margins are lower on these large system sales when compared to the rest of the business.

Operating expenses increased $5.9 (5%) to $123.9 due primarily to the acquisition of Coperion, which added two months of operations in 2014 compared to 2013.  The operating expense to sales ratio improved by 530 basis points to 25.7% in 2014 from 31.0% in 2013.  The improved ratio is primarily due to lower acquisition-related costs in 2014.

Operating expenses included business acquisition and integration costs ($1.0 in 2014 and $0.3 in 2013), backlog amortization ($17.1 in 2013), and restructuring costs ($0.2 in 2014).  Excluding these items, adjusted operating expenses increased $22.2 to $122.7 and the operating expense to sales ratio improved 90 basis points to 25.5% in 2014.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended March 31,				Six Months Ended March 31,
	2014		2013		2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$157.3	100.0	$171.1	100.0	$300.0	100.0	$322.6	100.0
Gross profit	63.8	40.6	68.2	39.9	119.6	39.9	126.8	39.3
Operating expenses	24.3	15.4	25.4	14.8	48.9	16.3	49.6	15.4
Operating profit	39.5	25.1	42.8	25.0	70.7	23.6	77.2	23.9

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue decreased $13.8 (8%) or $12.8 (7%) on a constant currency basis, due to decreased volume ($14.1), partially offset by an increase in the average selling price ($1.4).  Lower volume was driven by a decrease in North American burials as the number of estimated deaths during the prior year was at a record high level.  Burial volume was also negatively impacted by the rate at which consumers opted for cremation.

Gross profit decreased 7% to $63.8, while gross profit margin increased 70 basis points to 40.6%.  The decrease in gross profit was due to lower volume ($7.2), partially offset by supply chain cost reduction initiatives ($2.1).

Gross profit included a $0.3 reduction to cost of goods sold in 2014 ($0.5 gain from sale of real estate offset by $0.2 of restructuring costs) compared to $1.5 expense in 2013.  Excluding restructuring, adjusted gross profit was $63.5, a $6.2 decrease from the prior year.  Adjusted gross profit margin decreased 30 basis points to 40.4%.

Operating expenses decreased $1.1 to $24.3, primarily due to decreased variable compensation.  The operating expense-to-sales ratio increased 60 basis points to 15.4%.

Operating expenses include $0.4 of restructuring costs in 2013.  Excluding these costs, adjusted operating expenses in 2014 were $24.3 and the operating expense to sales ratio increased by 80 basis points to 15.4%.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Revenue decreased $22.6 (7%) or $20.9 (6%) on a constant currency basis, due to decreased volume ($21.3), offset in part by an increase in the average selling price ($0.4).  Lower volume was driven by a decrease in North American burials as the number of estimated deaths during the prior year was at a record high level.  Burial volume was also negatively impacted by the rate at which consumers opted for cremation.

Gross profit decreased 6% to $119.6, while gross profit margin increased 60 basis points to 39.9%.  The decrease in gross profit was due to lower volume ($12.4) offset in part by supply chain cost reduction initiatives ($2.9).

Gross profit included a $0.2 reduction to cost of goods sold in 2014 ($0.5 gain from sale of real estate offset by $0.3 of restructuring costs) compared to $1.8 expense in 2013.  Excluding restructuring, adjusted gross profit was nearly flat to the prior year.

Operating expenses decreased $0.7 to $48.9, primarily due to decreased variable compensation.  The operating expense-to-sales ratio increased 90 basis points to 16.3%.

Operating expenses include restructuring costs ($0.5 in 2013) and antitrust litigation costs ($0.1 in 2013).  Excluding these costs, adjusted operating expenses were $48.9 and the operating expense to sales ratio increased by 110 basis points to 16.3% largely due to decreased volume.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2014		2013		2014		2013
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Core operating expenses	$10.0	2.5	$7.8	2.0	$17.9	2.3	$16.4	2.3
Business acquisition and integration costs	0.8	0.2	1.6	0.4	2.0	0.3	10.6	1.5
Restructuring	1.2	0.3	—	—	1.2	0.1	0.2	—
Operating expenses	$12.0	3.0	$9.4	2.4	$21.1	2.7	$27.2	3.9

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2014

Core operating expenses increased $2.2 (28%) primarily due to higher compensation and benefits ($1.6) and a refocus on non-acquisition-related projects.  These expenses as a percentage of revenue were 2.5%, an increase of 50 basis points from 2013.  Restructuring charges ($1.2) represent expenses associated with the realignment of our executive management team.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2014

Core operating expenses increased $1.5 (9%) primarily due to a refocus on non-acquisition related projects.  These expenses as a percentage of revenue were flat to the prior year at 2.3%.  Restructuring charges ($1.2) represent expenses associated with the realignment of our executive management team.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following are reconciliations from the most directly comparable GAAP operating performance measures to our non-GAAP (adjusted) performance measures.

	Three months ended March 31,
	2014				2013
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$254.0	$0.2	(a)	$254.2	$264.5	$(9.7	)(c)	$254.8
Operating expenses	99.9	(2.3	)(b)	97.6	108.4	(15.2	)(d)	93.2
Interest expense	5.6	—		5.6	6.8	(0.6	)(e)	6.2
Other income (expense), net	9.7	—		9.7	(0.3)	—		(0.3)
Income tax expense	13.7	0.7	(k)	14.4	5.3	7.6	(k)	12.9
Net income(1)	33.0	1.4		34.4	12.7	17.9		30.6
Diluted EPS	0.51	0.03		0.54	0.20	0.29		0.49

Ratios:
Gross margin	36.0%	(0.1)%		35.9%	33.6%	2.5%		36.1%
Operating expenses as a % of revenue	25.2%	(0.6)%		24.6%	27.2%	(3.8)%		23.4%

	Six months ended March 31,
	2014				2013
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$507.9	$0.1	(f)	$508.0	$459.2	$(12.7	)(h)	$446.5
Operating expenses	193.9	(4.4	)(g)	189.5	194.8	(28.8	)(i)	166.0
Interest expense	11.9	—		11.9	11.3	(0.6	)(e)	10.7
Other income (expense), net	9.6	—		9.6	0.6	(0.9	)(j)	(0.3)
Income tax expense	22.7	1.3	(k)	24.0	11.2	11.8	(k)	23.0
Net income(1)	53.3	3.0		56.3	27.0	29.4		56.4
Diluted EPS	0.83	0.05		0.88	0.43	0.47		0.90

Ratios:
Gross margin	35.0%	—		35.0%	34.7%	1.8%		36.5%
Operating expenses as a % of revenue	24.8%	(0.6)%		24.2%	27.7%	(4.1)%		23.6%

(1)     Net income attributable to Hillenbrand

P = Process Equipment Group; B = Batesville; C = Corporate

(a) Restructuring ($0.1 P, $0.3 credit B)

(b) Business acquisition and integration costs ($0.3P, $0.8 C), restructuring ($1.2 C)

(c)  Inventory step up ($8.1 P), restructuring ($0.1 P, $1.5 B)

(d) Business acquisition and integration costs ($0.3 P, $1.6 C), backlog amortization ($12.9 P), restructuring ($0.4 B)

(e)  Business acquisition and integration costs ($0.6 C)

(f)  Restructuring ($0.1 P, $0.2 credit B)

(g)  Business acquisition and integration costs ($1.0 P, $2.0 C), restructuring ($0.2 P, $1.2 C)

(h) Inventory step up ($10.7 P), restructuring ($0.2 P, $1.8 B)

(i)   Business acquisition and integration costs ($0.3 P, $10.6 C), backlog amortization ($17.1 P), restructuring ($0.5 B, $0.2 C), antitrust litigation ($0.1 B)

(j)  Acquisition-related foreign currency transactions ($0.8 C), other ($0.1 B)

(k) Tax effect of adjustments

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Consolidated net income	$33.3	$13.2	$54.9	$27.8
Interest income	(0.1)	(0.2)	(0.3)	(0.3)
Interest expense	5.6	6.8	11.9	11.3
Income tax expense	13.7	5.3	22.7	11.2
Depreciation and amortization	14.7	27.8	29.0	42.9
EBITDA	$67.2	$52.9	$118.2	$92.9
Business acquisition and integration	1.1	1.8	3.0	10.0
Inventory step-up	—	8.1	—	10.7
Restructuring	0.9	1.3	1.2	1.9
Antitrust litigation	—	—	—	0.1
Adjusted EBITDA	$69.2	$64.1	$122.4	$115.6

Consolidated adjusted EBITDA increased $5.1 (8%) and $6.8 (6%) for the three and six months ended March 31, 2014.  The increases were driven primarily by a $5 million gain from the exercise of warrants to purchase common stock of Forethought, a $3 million gain on limited partnership investments, and a $2.5 gain related to the cancellation of a service agreement.  These gains and growth in the Process Equipment Group more than offset the impact of lower volumes in the Batesville segment.

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first six months of 2014 to the same period last year.  We discuss how we see cash flow being affected for the next twelve months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

We believe the twelve-month outlook for our business remains strong.  As a result of our expected cash flow from operations, we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.  Our debt financing includes long-term notes, a term loan, and a revolving credit facility, as part of our overall financing strategy.  We believe we continue to have ready access to capital markets and we regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access long-term financing, we had $393.6 of maximum borrowing capacity under the revolving credit facility as of March 31, 2014.  Approximately $283 of borrowing capacity is immediately available based on our leverage covenant at March 31, 2014, with additional amounts available in the event of a qualifying acquisition.  The available borrowing capacity reflects a reduction of $15.2 for outstanding letters of credit issued under the revolving credit facility.  The Company may request an increase to the total borrowing capacity under the revolving credit facility by an additional $300.0 subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides certain customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of March 31, 2014, we had credit capacity totaling $291.6, under which $217.3 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”), under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Company may request an increase to the total capacity under the LG facility by an additional €70.0 subject to approval of the lenders.

We have significant operations outside the U.S.  The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $42.5 at March 31, 2014.  We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

We do not currently have plans to make contributions to our pension plans in excess of statutory requirements during 2014.  The minimum required contribution to meet these requirements in 2014 is estimated to be $20.1.  We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and will make funding decisions based on the net impact of these factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2013, which will require approximately $12.4 each quarter based on our outstanding common stock at March 31, 2014.  We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  We repurchased approximately 527,000 shares of our common stock for $16.5 as part of that plan during the second quarter of 2014.  See Part II, Item 2 for further information on our repurchases.

We expect existing cash, cash flows from operations, and the issuance of debt to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on these factors, we believe our current liquidity position is strong, and will continue to meet all of our financial commitments for the foreseeable future.

	Six Months Ended March 31,
	2014	2013
Cash flow provided by (used in):
Operating activities	$82.2	$19.7
Investing activities	(4.1)	(423.9)
Financing activities	(68.5)	424.0
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.7
Net cash flow	$8.3	$20.5

Operating Activities

Cash provided by operating activities during the first six months of 2014 compared to the same period in the prior year increased $62.5 (317%) primarily due to two additional months of Coperion operations, improved working capital, and lower acquisition and integration spending.  Working capital requirements for Coperion generally range from an optimal negative working capital position, where cash received from customers is more heavily weighted toward the beginning of the project, to a working capital position where a large portion of the cash will be received in later stages of manufacturing.  We expect working capital may fluctuate in the future due to the mix and geography of customer projects in process at any point in time.

Investing Activities

The change in cash used in investing activities in the first six months of 2014 compared to the same period in the prior year was primarily due to decreased acquisition activity.  We paid $415.6 in 2013 for Coperion but had no acquisition activity in 2014.  In addition, during the second quarter of 2014, we received $5.2 related to the exercise of warrants to purchase common stock of Forethought.

Financing Activities

Cash (used in)/provided by financing activities was largely impacted by our acquisition activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the first six months of 2014 was $68.5, including $40.0 of net debt repayments.  Cash provided by financing activities in the first six months of 2013 was $424.0 primarily due to the acquisition of Coperion.  This included net borrowings on the term loan ($195.0) and net borrowings on the revolving credit facility ($253.7).

We returned over $24.8 to shareholders during the first six months of 2014 in the form of quarterly dividends.  We increased our quarterly dividend in 2014 to $0.1975 per common share from $0.1950 paid during 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2013 Form 10-K filed with the SEC on November 25, 2013.  There have been no material changes in this information since the filing of our 2013 Form 10-K.

Item 4.                                      CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Vice President, Controller, Chief Accounting Officer and Interim Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

There have been no changes in internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

If we acquire a company that operates in an industry that is different from the ones in which we currently operate, our lack of experience with that company’s industry could have a material adverse impact on our ability to effectively manage that business and realize the benefits of that acquisition.

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

We derived approximately 46% and 37% of our revenue from outside the U.S. for the six-month periods ended March 31, 2014 and 2013.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

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

Hillenbrand has certain investments that were transferred to us by our former parent company with an aggregate carrying value of $12.8 as of March 31, 2014.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies.  For a more detailed discussion of asserted claims, see Item 1, Note 13 of Part I of this Form 10-Q.

10.  Upon the closing of our recent acquisition of Coperion, we increased our debt obligations significantly.  This increase could adversely affect the Company and limit our ability to respond to changes in our businesses.

As of March 31, 2014, our outstanding debt was $626.1.  This level of debt could have important consequences to our businesses.  For example:

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

11.  Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent, complicate, or delay an acquisition of the Company, which could decrease the trading price of our common stock.

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

The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.  As the population of the U.S. continues to age, we anticipate the number of deaths in the U.S. will be relatively flat until an increase in deaths among aging baby boomers causes mortality rates to increase.

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

Item 2.                                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs (2)

January	—	$—	—	$77.5
February	78,810	$29.880	—	$77.5
March	620,465	$31.060	527,305	$61.0
Total	699,275	$30.927	527,305	$61.0

(1)         Shares purchased during the quarter include shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options.

(2)         On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of common stock.  As of March 31, 2014, we had repurchased approximately 1,700,000 shares for an aggregate price of $39.0.  The stock repurchase approval has no expiration date, and there was no termination of the stock repurchase plan during the quarter ended March 31, 2014.

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

HILLENBRAND, INC.

Date: May 5, 2014	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller, Chief Accounting Officer, and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
Exhibit 3.2

Articles of Correction of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 3.3	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 6, 2013)
Exhibit 10.1*	Separation and Release Agreement dated as of January 6, 2014, by and between Hillenbrand, Inc. and Cynthia L. Lucchese
Exhibit 10.2

Form of Change in Control Agreement between Hillenbrand, Inc. and its executive officers, including its named executive officers (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 27, 2014)

Exhibit 10.3	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on February 27, 2014)
Exhibit 10.4	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on February 27, 2014)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance document
Exhibit 101.SCH	Schema document
Exhibit 101.CAL	Calculation linkbase document
Exhibit 101.LAB	Labels linkbase document
Exhibit 101.PRE	Presentation linkbase document
Exhibit 101.DEF	Definition linkbase document

*                      Filed herewith.