Form 10-Q
period 2014-06-30
Hillenbrand, Inc.
filed 2014-08-06
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The registrant had 62,845,997 shares of common stock, no par value per share, outstanding as of July 31, 2014.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net revenue	$416.8	$408.8	$1,198.5	$1,112.5
Cost of goods sold	267.5	276.0	775.4	735.2
Gross profit	149.3	132.8	423.1	377.3
Operating expenses	97.7	107.1	291.6	301.9
Operating profit	51.6	25.7	131.5	75.4
Interest expense	5.6	5.9	17.5	17.2
Other income (expense), net	0.1	(0.3)	9.7	0.3
Income before income taxes	46.1	19.5	123.7	58.5
Income tax expense	12.7	5.8	35.4	17.0
Consolidated net income	33.4	13.7	88.3	41.5
Less: Net income attributable to noncontrolling interests	0.6	0.4	2.2	1.2
Net income(1)	$32.8	$13.3	$86.1	$40.3

Net income(1) — per share of common stock:
Basic earnings per share	$0.52	$0.21	$1.36	$0.64
Diluted earnings per share	$0.51	$0.21	$1.35	$0.64
Weighted average shares outstanding (basic)	63.1	62.8	63.2	62.7
Weighted average shares outstanding (diluted)	63.7	63.2	63.8	63.0

Cash dividends per share	$0.1975	$0.1950	$0.5925	$0.5850

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consolidated net income	$33.4	$13.7	$88.3	$41.5
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	(3.3)	5.2	5.3	(3.8)
Pension and postretirement (net of quarter-to-date tax of $0.3 and $0.1 and year-to date tax of $1.8 and $1.5)	0.7	1.7	3.8	3.0
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of $— and $0.1 and year-to-date tax of $0.1 and $0.3)	(0.5)	0.2	(0.2)	(0.5)
Change in net unrealized gain (loss) on available-for-sale securities (net of quarter-to-date tax of $— and $— and year-to-date tax of $— and $0.1)	—	—	—	(0.2)
Total changes in other comprehensive income (loss), net of tax	(3.1)	7.1	8.9	(1.5)
Consolidated comprehensive income (loss)	30.3	20.8	97.2	40.0
Less: Comprehensive income attributable to noncontrolling interests	0.6	0.4	2.2	1.2
Comprehensive income (loss)(2)	$29.7	$20.4	$95.0	$38.8

(2) Comprehensive income (loss) attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

	June 30,	September 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$61.7	$42.7
Trade receivables, net	177.3	213.4
Unbilled receivables from long-term manufacturing contracts	146.3	142.1
Inventories	184.5	177.5
Deferred income taxes	23.4	22.3
Prepaid expenses	32.6	20.4
Other current assets	20.1	21.0
Total current assets	645.9	639.4
Property, plant, and equipment, net	169.4	171.9
Intangible assets, net	539.3	558.6
Goodwill	596.1	585.8
Other assets	40.7	47.5
Total Assets	$1,991.4	$2,003.2

LIABILITIES
Current Liabilities
Trade accounts payable	$178.0	$183.2
Liabilities from long-term manufacturing contracts and advances	100.5	80.9
Current portion of long-term debt	14.5	10.0
Accrued compensation	61.7	59.6
Deferred income taxes	15.4	12.1
Other current liabilities	107.6	119.7
Total current liabilities	477.7	465.5
Long-term debt	582.1	654.3
Long-term portion of accrued pension and postretirement healthcare	187.7	190.3
Deferred income taxes	69.9	75.4
Other long-term liabilities	33.1	41.4
Total Liabilities	1,350.5	1,426.9

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.5 and 63.1 shares issued, 62.8 and 62.9 shares outstanding)	—	—
Additional paid-in capital	341.6	321.7
Retained earnings	300.5	252.2
Treasury stock (0.7 and 0.2 shares)	(20.3)	(4.2)
Accumulated other comprehensive income (loss)	7.5	(1.4)
Hillenbrand Shareholders’ Equity	629.3	568.3
Noncontrolling interests	11.6	8.0
Total Shareholders’ Equity	640.9	576.3

Total Liabilities and Equity	$1,991.4	$2,003.2

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.

Consolidated Statements of Cash Flow (Unaudited)

(in millions)

	Nine Months Ended
	June 30,
	2014	2013
Operating Activities
Consolidated net income	$88.3	$41.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	43.7	70.3
Deferred income taxes	(4.6)	(20.4)
Share-based compensation	6.2	5.0
Net (gain) loss on investments	(7.8)	0.8
Trade accounts receivable and receivables on long-term manufacturing contracts	33.6	(10.0)
Inventories	(6.2)	11.3
Other current assets	(12.8)	(26.4)
Trade accounts payable	(7.0)	(1.2)
Accrued expenses and other current liabilities	14.5	(38.2)
Income taxes payable	(7.9)	16.2
Pension plan funding	(13.4)	(15.4)
Pension and postretirement plan expense	10.8	13.1
Other, net	(0.5)	4.2
Net cash provided by operating activities	136.9	50.8

Investing Activities
Capital expenditures	(17.9)	(19.1)
Proceeds from sales of property, plant, and equipment	0.8	1.3
Proceeds from investments	5.5	1.7
Acquisition of business, net of cash acquired	—	(415.7)
Other, net	1.1	1.0
Net cash used in investing activities	(10.5)	(430.8)

Financing Activities
Proceeds from term loan	—	200.0
Repayments on term loan	(7.5)	(7.5)
Proceeds from revolving credit facilities, net of financing costs	247.1	648.9
Repayments on revolving credit facilities	(309.2)	(404.1)
Proceeds from other borrowings	0.7	—
Payments of dividends on common stock	(37.2)	(36.5)
Repurchases of common stock	(16.5)	—
Net proceeds (payments) on stock plans	13.5	(1.3)
Other, net	0.2	0.4
Net cash (used in) provided by financing activities	(108.9)	399.9

Effect of exchange rates on cash and cash equivalents	1.5	1.0

Net cash flows	19.0	20.9

Cash and cash equivalents:
At beginning of period	42.7	20.2
At end of period	$61.7	$41.1

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the percentage-of-completion method and the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under the incentive compensation programs.

Correction of Errors

During the first quarter of 2014, we recorded an adjustment to operating expenses to correct errors related to the accounting for sales commissions at Coperion in 2013.  The adjustment reduced operating expenses in the first quarter of 2014 by $2.0, which should have been recorded in 2013.  In connection with this same issue, we identified a classification error of $8.5 between operating expenses and cost of goods sold in 2013.  We have revised our consolidated statement of income for the three and nine months ended June 30, 2013, to increase cost of goods sold and decrease operating expenses by $2.3 and $5.0, respectively.  We will revise the September 30, 2013 consolidated statements of income to reflect the corrections in future filings.  These corrections decreased operating expenses and increase cost of goods sold by $8.5 for the year ended September 30, 2013.  We believe the impact of these income statement classification errors and the $2.0 adjustment to correct a prior period error was immaterial to our consolidated financial statements for the current and prior periods.

2.              Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for 2013.

Recently Adopted and Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components.  An entity is required to present significant amounts reclassified from each component of accumulated other comprehensive income and the income statement affected by the reclassification.  The new disclosure requirements became effective and were adopted for our fiscal year beginning October 1, 2013.  The adoption of this disclosure-only guidance did not have an impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions.  Under ASU 2013-11, UTBs will be netted against all available same—jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  ASU 2013-11 will be effective for our fiscal year beginning October 1, 2014.  We do not expect the adoption of ASU 2013-11 to have a significant impact on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations.  ASU 2014-08 will be effective for our fiscal year beginning October 1, 2015. We do not expect the adoption of ASU 2014-08 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will be effective for our fiscal year beginning October 1, 2017, including interim periods within that reporting period, and allows for either full retrospective adoption or modified retrospective adoption, with early adoption not permitted. We are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. ASU 2014-12 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted.  We are currently evaluating the impact that ASU 2014-12 will have on our consolidated financial statements.

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

Combining Coperion’s product offerings with those of our other Process Equipment Group companies to provide a more complete system solution is an important part of our integration.  In addition, we believe leveraging Coperion’s global infrastructure will enable all businesses within our Process Equipment Group to enter new global markets more quickly.  We also expect the Process Equipment Group’s strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s Lean tools and other core competencies to Coperion’s operations is expected to continue to contribute to improved margins and increased customer satisfaction.

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

Final purchase accounting adjustments were made during the first quarter of 2014 that increased goodwill ($7.3) and the accrued pension obligations ($4.3) based on finalization of the actuarial analysis for Coperion’s defined benefit plans.  In addition, adjustments were made to increase current liabilities ($1.3) and noncontrolling interests ($1.7).  In the second quarter of 2014, an immaterial $1.3 correction was made to the first quarter pension adjustment to decrease deferred income taxes resulting in total purchase accounting adjustments that increased goodwill by $6.0 in 2014.  These adjustments are reflected in the table above.

Set forth below is unaudited pro forma information for the nine months ended June 30, 2013.  The unaudited pro forma information is presented for informational purposes only and does not necessarily reflect the results of operations that would actually have been achieved.

Nine Months Ended June 30, 2013
Pro forma net revenue	$1,227.7
Pro forma net income(1)	$87.9
Pro forma basic earnings per share	$1.40
Pro forma diluted earnings per share	$1.40

(1)Pro forma net income attributable to Hillenbrand

We incurred $13.5 of net business acquisition costs associated with the acquisition during the nine months ended June 30, 2013.  These costs consisted of $13.4 of operating expenses and $1.1 of interest expense, partially offset by $1.0 of other income.

4.              Supplemental Balance Sheet Information

	June 30,	September 30,
	2014	2013

Trade accounts receivable reserves	$18.4	$19.3

Accumulated depreciation on property, plant, and equipment	$281.4	$268.0

Accumulated amortization on intangible assets	$126.4	$99.6

Inventories:
Raw materials and components	$57.3	$58.3
Work in process	80.1	74.8
Finished goods	47.1	44.4
Total inventories	$184.5	$177.5

5.              Financing Agreements

	June 30,	September 30,
	2014	2013
$700 revolving credit facility (excludes outstanding letters of credit)	$264.4	$325.5
$200 term loan	182.5	190.0
$150 senior unsecured notes, due July 15, 2020, net of discount	148.9	148.8
Other borrowings	0.8	—
Total debt	596.6	664.3
Less: current portion	14.5	10.0
Total long-term debt	$582.1	$654.3

With respect to the $700 revolving credit facility (the “Facility”), as of June 30, 2014, we had $13.1 in outstanding letters of credit issued and $422.5 of maximum borrowing capacity.  $342.8 of borrowing capacity is immediately available based on our leverage covenant at June 30, 2014, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.32% and 1.35% for the three and nine months ended June 30, 2014, and 1.37% for the same periods in the prior year.  The Facility carries a leverage-based facility fee, assessed on the entire facility amount.

The weighted average interest rates on the term loan were 1.58% and 1.64% for the three and nine months ended June 30, 2014, and 1.70% and 1.73% for the same periods in the prior year.

In the normal course of business, the Process Equipment Group provides customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees.  As of June 30, 2014, we had guarantee arrangements with capacity totaling $279.3 under which $220.6 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.

The availability of borrowings under the Facility and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  As of June 30, 2014, we were in compliance with all covenants.

We had restricted cash of $0.5 and $1.3 at June 30, 2014 and September 30, 2013.

6.              Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Service costs	$1.0	$1.2	$0.4	$0.4
Interest costs	3.6	3.5	1.1	0.8
Expected return on plan assets	(3.5)	(3.6)	(0.3)	0.1
Amortization of unrecognized prior service costs, net	0.3	0.3	—	—
Amortization of net loss	0.9	1.8	—	—
Net pension costs	$2.3	$3.2	$1.2	$1.3

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service costs	$3.0	$3.6	$1.2	$1.2
Interest costs	10.9	9.4	3.2	2.8
Expected return on plan assets	(10.5)	(9.6)	(0.8)	(0.8)
Amortization of unrecognized prior service costs, net	0.7	0.7	—	—
Amortization of net loss	2.8	5.4	—	—
Net pension costs	$6.9	$9.5	$3.6	$3.2

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.1 for the three months ended June 30, 2014 and 2013, and $0.3 and $0.4 for the nine months ended June 30, 2014 and 2013.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.3 and $2.1 for the three months ended June 30, 2014 and 2013, and $6.5 and $6.2 for the nine months ended June 30, 2014 and 2013.

7.              Income Taxes

The effective tax rates for the three months ended June 30, 2014 and 2013 were 27.5% and 29.7%.  The effective tax rates for the nine months ended June 30, 2014 and 2013 were 28.6% and 29.1%.  The decrease in the effective tax rates during the three and nine months ended June 30, 2014 was primarily due to current year discrete tax benefits.

8.              Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At June 30, 2014 and 2013, potential dilutive effects, representing approximately 1,800,000 and 2,000,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income(1)	$32.8	$13.3	$86.1	$40.3
Weighted average shares outstanding (basic - in millions)	63.1	62.8	63.2	62.7
Effect of dilutive stock options and other unvested equity awards (in millions)	0.6	0.4	0.6	0.3
Weighted average shares outstanding (diluted - in millions)	63.7	63.2	63.8	63.0

Basic earnings per share	$0.52	$0.21	$1.36	$0.64
Diluted earnings per share	$0.51	$0.21	$1.35	$0.64

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.4	1.8	0.4	1.7

(1) Net income attributable to Hillenbrand

9.              Shareholders’ Equity

During the nine months ended June 30, 2014, we paid $37.2 of cash dividends and acquired the remaining shares of a previously less than wholly-owned subsidiary for $1.4.  We also repurchased approximately 527,000 shares of our common stock during the nine months ended June 30, 2014, for a total cost of $16.5, as part of an approved and publicly announced program.

10.       Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Available- for-Sale Securities	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$—	$(1.4)
Other comprehensive income before reclassifications
Before tax amount	2.4	5.3	1.0	—	8.7	$—	$8.7
Tax benefit (expense)	(0.7)	—	(0.3)	—	(1.0)	—	(1.0)
After tax amount	1.7	5.3	0.7	—	7.7	—	7.7
Amounts reclassified from accumulated other comprehensive income(1)	2.1	—	(0.9)	—	1.2	—	1.2
Net current period other comprehensive income (loss)	3.8	5.3	(0.2)	—	8.9	$—	$8.9
Balance at June 30, 2014	$(29.2)	$36.7	$—	$—	$7.5

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended June 30, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	0.6	0.1	(0.1)	0.6
Operating expenses	0.2	0.1	—	0.3
Other income (expense), net	—	—	(0.1)	(0.1)
Total before tax	$0.8	$0.2	$(0.3)	0.7
Tax expense				(0.3)
Total reclassifications for the period, net of tax				$0.4

	Nine Months Ended June 30, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.5)	$(0.5)
Cost of goods sold	1.9	0.4	(0.4)	1.9
Operating expenses	0.7	0.2	—	0.9
Other income (expense), net	—	—	(0.4)	(0.4)
Total before tax	$2.6	$0.6	$(1.3)	1.9
Tax expense				(0.7)
Total reclassifications for the period, net of tax				$1.2

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 6).

11.       Share-Based Compensation

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Share-based compensation costs (income)	$1.1	$(1.0)	$6.2	$5.0
Less impact of income tax benefit (expense)	0.4	(0.4)	2.3	1.8
Share-based compensation costs (income),net of tax	$0.7	$(0.6)	$3.9	$3.2

Share-based compensation related to our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the performance-based targets for each grant over a three-year period.  For certain performance based awards, compensation expense is adjusted each quarter based upon actual results to date and any changes to forecasted information on each of the separate grants.  The share-based compensation income recognized during the three months ended June 30, 2013 was driven by these adjustments.

During the nine months ended June 30, 2014, we made the following grants:

Number of Units
Stock options	455,922
Time-based stock awards	60,154
Performance-based stock awards (maximum that can be earned)	582,391

Stock options granted had a weighted-average exercise price of $28.18 and a weighted-average grant date fair value of $6.97.  Our time-based stock awards and performance-based stock awards had a weighted-average grant date fair value of $29.30 and $28.56.  Included in the performance-based stock awards granted during 2014 are 187,847 units whose payout level is based upon the Company’s total shareholder return as it relates to the performance of companies in its compensation peer group over a three-year measurement period.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

During the nine months ended June 30, 2014, we increased the shares issuable under the stock compensation plans by approximately 3,900,000.

12.       Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Equity in net income (loss) of affiliates	$—	$(0.2)	$2.6	$(0.8)
Foreign currency exchange gain (loss), net	—	(0.2)	(0.6)	0.9
Business acquisition and transition costs, net	—	0.2	—	1.0
Gain on exercise of warrants	—	—	5.2	—
Service agreement cancellation	—	—	2.5	—
Other, net	0.1	(0.1)	—	(0.8)
Other income and expense, net	$0.1	$(0.3)	$9.7	$0.3

Since our spin-off from our former parent, we have held warrants to purchase the common stock of Forethought Financial Group, Inc. (“Forethought”).  Forethought was acquired by a third-party during the second quarter of 2014.  In connection with that acquisition, these warrants were exercised for $6.2, resulting in a gain of $5.2 during the second quarter of 2014.

We recognized a $2.5 gain related to the cancellation of a service agreement at Batesville during the second quarter of 2014.

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

Matthews claims that it has lost revenue and will lose future revenue relating to six customers in the New York metropolitan area.  Matthews seeks to: (i) recover compensatory damages ranging from $26 to $49, unspecified punitive damages, attorneys’ fees and costs from all the defendants; and (ii) enjoin certain activities by Harry Pontone, Scott Pontone, Pontone Casket Company, and Batesville and its employees in the New York metropolitan area.  Although Matthews originally moved for a preliminary injunction, that request was withdrawn.  Batesville is seeking approximately $13 in counterclaim damages against Matthews.

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

In February 2014, the Federal Court of Justice rejected an appeal of that judgment filed by the defendants, therefore making the judgment final and non-appealable.  On April 28, 2014, Hillenbrand received confirmation that ThyssenKrupp paid the judgment amount specified by the court (including interest) to plaintiff Jürgen Horstmann.  Prior to receipt of this confirmation of payment by ThyssenKrup, Hillenbrand’s balance sheet at March 31, 2014 and September 30, 2013, included a long-term liability of $9.0 and $8.7 and a corresponding indemnification receivable, recorded in other assets, of $9.0 and $8.7.  The $9.0 long-term liability and corresponding indemnification receivable that existed at March 31, 2014 were reversed from the consolidated balance sheet during the third quarter of 2014.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at	Fair Value at June 30, 2014
	June 30,	Using Inputs Considered as:
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$61.7	$61.7	$—	$—
Investments in rabbi trust	5.8	5.8	—	—
Derivative instruments	0.5	—	0.5	—

Liabilities:
$150 senior unsecured notes	148.9	162.2	—	—
Revolving credit facility	264.4	—	264.4	—
Term loan	182.5	—	182.5	—
Other borrowings	0.8	—	0.8	—
Derivative instruments	0.4	—	0.4	—

Included in Level 3 financial assets at September 30, 2013 were equity investments composed of $1.0 of warrants with a fair value of $5.0 to purchase the common stock of Forethought who was acquired by a third-party on January 2, 2014.  These warrants were exercised during the second quarter of 2014 for $6.2 resulting in a $5.2 gain recorded in other income (expense), net.

The fair values of the revolving credit facility, term loan, and our other borrowings approximated book value at June 30, 2014.  The fair values of the revolving credit facility, term loan, and other borrowings are estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility, term loan or other borrowings.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these derivatives was $89.9 at June 30, 2014.

15.       Segment and Geographical Information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net revenue
Process Equipment Group	$274.0	$260.8	$755.7	$641.9
Batesville	142.8	148.0	442.8	470.6
Total	$416.8	$408.8	$1,198.5	$1,112.5

Adjusted EBITDA
Process Equipment Group	$44.1	$33.3	$96.8	$78.5
Batesville	34.3	36.7	113.7	123.6
Corporate	(7.6)	(6.3)	(17.3)	(22.8)

Net revenue (1)
United States	$224.7	$223.1	$643.0	$663.3
International	192.1	185.7	555.5	449.2
Total	$416.8	$408.8	$1,198.5	$1,112.5

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	June 30, 2014	September 30, 2013
Total assets
Process Equipment Group	$1,709.0	$1,708.6
Batesville	235.9	238.3
Corporate	46.5	56.3
Total	$1,991.4	$2,003.2

Property, plant and equipment, net
United States	$99.5	$101.9
International	69.9	70.0
Total	$169.4	$171.9

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA:
Process Equipment Group	$44.1	$33.3	$96.8	$78.5
Batesville	34.3	36.7	113.7	123.6
Corporate	(7.6)	(6.3)	(17.3)	(22.8)
Less:
Interest income	(0.3)	—	(0.6)	(0.3)
Interest expense	5.6	5.9	17.5	17.2
Income tax expense	12.7	5.8	35.4	17.0
Depreciation and amortization	14.7	27.4	43.7	70.3
Business acquisition and integration	1.7	2.4	4.7	12.4
Inventory step-up	—	8.0	—	18.7
Restructuring	1.6	0.3	2.8	2.2
Litigation	1.4	0.2	1.4	0.3
Consolidated net income	$33.4	$13.7	$88.3	$41.5

16.       Condensed Consolidating Information

On January 9, 2013, the Company’s subsidiary, Coperion Corporation, a Delaware corporation, was joined as a party to the Guaranty dated July 27, 2012 (“Guaranty”), by certain subsidiaries of the Company (including Coperion Corporation, the “Guarantors”).  The Guaranty was entered into in connection with the Company’s revolving credit facility.  In accordance with the terms of the revolving credit facility, Coperion Corporation was required to join the Guaranty as a material domestic subsidiary of the Company following the acquisition of Coperion Capital GmbH.

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2014					Three Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$219.6	$240.7	$(43.5)	$416.8	$—	$211.9	$235.5	$(38.6)	$408.8
Cost of goods sold	—	113.5	172.2	(18.2)	267.5	—	107.4	180.5	(11.9)	276.0
Gross profit	—	106.1	68.5	(25.3)	149.3	—	104.5	55.0	(26.7)	132.8
Operating expenses	8.9	63.0	51.1	(25.3)	97.7	7.7	65.4	60.7	(26.7)	107.1
Operating profit	(8.9)	43.1	17.4	—	51.6	(7.7)	39.1	(5.7)	—	25.7
Interest expense	4.6	0.1	0.9	—	5.6	5.2	0.1	0.6	—	5.9
Other income (expense), net	—	(0.7)	0.8	—	0.1	(0.1)	(1.0)	0.8	—	(0.3)
Equity in net income (loss) of subsidiaries	39.3	2.7	—	(42.0)	—	19.3	2.9	—	(22.2)	—
Income (loss) before income taxes	25.8	45.0	17.3	(42.0)	46.1	6.3	40.9	(5.5)	(22.2)	19.5
Income tax expense (benefit)	(7.0)	15.9	3.8	—	12.7	(7.0)	13.0	(0.2)	—	5.8
Consolidated net income	32.8	29.1	13.5	(42.0)	33.4	13.3	27.9	(5.3)	(22.2)	13.7
Less: Net income attributable to noncontrolling interests	—	—	0.6	—	0.6	—	—	0.4	—	0.4
Net income (loss)(1)	$32.8	$29.1	$12.9	$(42.0)	$32.8	$13.3	$27.9	$(5.7)	$(22.2)	$13.3
Consolidated comprehensive income (loss)	$29.7	$29.7	$9.8	$(38.9)	$30.3	$20.4	$29.1	$0.5	$(29.2)	$20.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.6	—	0.6	—	—	0.4	—	0.4
Comprehensive income (loss)(2)	$29.7	$29.7	$9.2	$(38.9)	$29.7	$20.4	$29.1	$0.1	$(29.2)	$20.4

	Nine Months Ended June 30, 2014					Nine Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$632.3	$693.1	$(126.9)	$1,198.5	$—	$638.2	$600.3	$(126.0)	$1,112.5
Cost of goods sold	—	320.8	504.4	(49.8)	775.4	—	320.6	457.6	(43.0)	735.2
Gross profit	—	311.5	188.7	(77.1)	423.1	—	317.6	142.7	(83.0)	377.3
Operating expenses	29.7	188.2	150.8	(77.1)	291.6	35.5	194.1	155.3	(83.0)	301.9
Operating profit	(29.7)	123.3	37.9	—	131.5	(35.5)	123.5	(12.6)	—	75.4
Interest expense	14.3	0.2	3.0	—	17.5	14.8	0.2	2.2	—	17.2
Other income (expense), net	0.1	8.7	0.9	—	9.7	1.4	(2.7)	1.6	—	0.3
Equity in net income (loss) of subsidiaries	108.8	7.6	—	(116.4)	—	64.7	7.5	—	(72.2)	—
Income before income taxes	64.9	139.4	35.8	(116.4)	123.7	15.8	128.1	(13.2)	(72.2)	58.5
Income tax expense (benefit)	(21.2)	49.0	7.6	—	35.4	(24.5)	45.0	(3.5)	—	17.0
Consolidated net income	86.1	90.4	28.2	(116.4)	88.3	40.3	83.1	(9.7)	(72.2)	41.5
Less: Net income attributable to noncontrolling interests	—	—	2.2	—	2.2	—	—	1.2	—	1.2
Net income (loss)(1)	$86.1	$90.4	$26.0	$(116.4)	$86.1	$40.3	$83.1	$(10.9)	$(72.2)	$40.3
Consolidated Comprehensive income (loss)	$95.0	$92.4	$35.1	$(125.3)	$97.2	$38.8	$85.6	$(11.1)	$(73.3)	$40.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.2	—	2.2	—	—	1.2	—	1.2
Comprehensive income (loss)(2)	$95.0	$92.4	$32.9	$(125.3)	$95.0	$38.8	$85.6	$(12.3)	$(73.3)	$38.8

(1) Net income attributable to Hillenbrand

(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	June 30, 2014					September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$0.1	$11.4	$50.2	$—	$61.7	$0.6	$8.7	$33.4	$—	$42.7
Trade receivables, net	—	98.2	79.1	—	177.3	—	97.0	116.4	—	213.4
Unbilled receivables from long-term manufacturing contracts	—	2.6	143.7	—	146.3	—	15.2	126.9	—	142.1
Inventories	—	75.7	111.9	(3.1)	184.5	—	72.4	107.8	(2.7)	177.5
Deferred income taxes	9.1	11.5	2.8	—	23.4	9.1	8.3	4.9	—	22.3
Prepaid expense	2.1	6.5	24.0	—	32.6	1.0	4.4	15.0	—	20.4
Intercompany receivables	262.5	1,093.6	21.7	(1,377.8)	—	222.5	1,011.3	33.3	(1,267.1)	—
Other current assets	0.7	2.1	17.3	—	20.1	0.4	4.3	17.0	(0.7)	21.0
Total current assets	274.5	1,301.6	450.7	(1,380.9)	645.9	233.6	1,221.6	454.7	(1,270.5)	639.4
Property, plant and equipment, net	6.9	67.0	95.5	—	169.4	7.4	69.0	95.5	—	171.9
Intangible assets, net	2.6	188.7	348.0	—	539.3	2.7	194.3	361.6	—	558.6
Goodwill	—	211.7	384.4	—	596.1	—	209.3	376.5	—	585.8
Investment in consolidated subsidiaries	2,032.6	644.0	—	(2,676.6)	—	1,938.9	644.0	—	(2,582.9)	—
Other assets	13.0	24.5	4.1	(0.9)	40.7	13.9	19.0	15.5	(0.9)	47.5
Total Assets	$2,329.6	$2,437.5	$1,282.7	$(4,058.4)	$1,991.4	$2,196.5	$2,357.2	$1,303.8	$(3,854.3)	$2,003.2

Trade accounts payable	$0.5	$25.3	$152.6	$(0.4)	$178.0	$0.6	$25.8	$156.8	$—	$183.2
Liabilities from long-term manufacturing contracts and advances	—	22.4	78.1	—	100.5	—	12.3	68.6	—	80.9
Current portion of long-term debt	13.8	—	0.7	—	14.5	10.0	—	—	—	10.0
Accrued compensation	3.2	20.4	38.1	—	61.7	3.6	22.3	33.7	—	59.6
Deferred income taxes	—	—	15.4	—	15.4	—	—	12.1	—	12.1
Intercompany payables	1,124.5	256.4	—	(1,380.9)	—	1,048.1	221.7	—	(1,269.8)	—
Other current liabilities	5.2	56.4	45.6	0.4	107.6	3.6	69.3	47.5	(0.7)	119.7
Total current liabilities	1,147.2	380.9	330.5	(1,380.9)	477.7	1,065.9	351.4	318.7	(1,270.5)	465.5
Long-term debt	552.1	—	30.0	—	582.1	562.3	—	92.0	—	654.3
Accrued pension and postretirement healthcare	1.0	83.2	103.5	—	187.7	—	86.1	104.2	—	190.3
Deferred income taxes	—	22.4	48.4	(0.9)	69.9	—	46.2	30.1	(0.9)	75.4
Other long-term liabilities	—	25.3	7.8	—	33.1	—	24.4	17.0	—	41.4
Total Liabilities	1,700.3	511.8	520.2	(1,381.8)	1,350.5	1,628.2	508.1	562.0	(1,271.4)	1,426.9

Total Hillenbrand Shareholders’ Equity	629.3	1,925.7	750.9	(2,676.6)	629.3	568.3	1,849.1	733.8	(2,582.9)	568.3
Noncontrolling interests	—	—	11.6	—	11.6	—	—	8.0	—	8.0
Total Equity	629.3	1,925.7	762.5	(2,676.6)	640.9	568.3	1,849.1	741.8	(2,582.9)	576.3
Total Liabilities and Equity	$2,329.6	$2,437.5	$1,282.7	$(4,058.4)	$1,991.4	$2,196.5	$2,357.2	$1,303.8	$(3,854.3)	$2,003.2

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended June 30, 2014					Nine Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$72.1	$47.1	$65.0	$(47.3)	$136.9	$81.3	$101.0	$(35.6)	$(95.9)	$50.8

Investing activities:
Capital expenditures	(1.0)	(9.3)	(7.6)	—	(17.9)	(2.4)	(8.0)	(8.7)	—	(19.1)
Proceeds from property, plant, and equipment	—	0.8	—	—	0.8	1.2	0.1	—	—	1.3
Proceeds from investments	—	5.5	—	—	5.5	1.7	—	—	—	1.7
Acquisition of business, net of cash acquired	—	—	—	—	—	(404.3)	(0.5)	(10.9)	—	(415.7)
Other, net	—	0.2	0.9	—	1.1	1.0	—	—	—	1.0
Net cash used in investing activities	(1.0)	(2.8)	(6.7)	—	(10.5)	(402.8)	(8.4)	(19.6)	—	(430.8)

Financing activities:
Proceeds from term loan	—	—	—	—	—	200.0	—	—	—	200.0
Repayments on term loan	(7.5)	—	—	—	(7.5)	(7.5)	—	—	—	(7.5)
Proceeds from revolving credit facilities, net of financing costs	196.4	—	50.7	—	247.1	557.9	—	91.0	—	648.9
Repayments on revolving credit facilities	(221.3)	—	(87.9)	—	(309.2)	(395.0)	—	(9.1)	—	(404.1)
Proceeds from other borrowings	—	—	0.7	—	0.7
Payment of dividends - intercompany	—	(41.6)	(5.7)	47.3	—	—	(90.3)	(5.6)	95.9	—
Payment of dividends on common stock	(37.2)	—	—	—	(37.2)	(36.5)	—	—	—	(36.5)
Repurchases of common stock	(16.5)	—	—	—	(16.5)	—	—	—	—	—
Net proceeds (payments) on stock plans	13.5	—	—	—	13.5	(1.3)	—	—	—	(1.3)
Other, net	1.0	—	(0.8)	—	0.2	0.4	—	—	—	0.4
Net cash (used in) provided by financing activities	(71.6)	(41.6)	(43.0)	47.3	(108.9)	318.0	(90.3)	76.3	95.9	399.9

Effect of exchange rates on cash and cash equivalents	—	—	1.5	—	1.5	—	—	1.0	—	1.0

Net cash flow	(0.5)	2.7	16.8	—	19.0	(3.5)	2.3	22.1	—	20.9
Cash and equivalents at beginning of period	0.6	8.7	33.4	—	42.7	3.9	6.3	10.0	—	20.2
Cash and equivalents at end of period	$0.1	$11.4	$50.2	$—	$61.7	$0.4	$8.6	$32.1	$—	$41.1

17.       Restructuring

During the three months ended June 30, 2014, Hillenbrand incurred $1.5 of restructuring costs ($1.5 expense at the Process Equipment Group, $0.1 gain at Batesville, and $0.1 expense at Corporate).  These costs related primarily to severance costs at Coperion as we continue to integrate and streamline the business operations within the Process Equipment Group and were classified on the income statement as an increase to operating expenses.

Restructuring charges for the nine months ended June 30, 2014 totaled $2.8 ($1.8 expense at the Process Equipment Group, $0.3 gain at Batesville, and $1.3 expense at Corporate) and were classified on the income statement as follows:  $0.2 reduction of cost of goods sold and $3.0 increase to operating expenses.  The gain at Batesville was related to a $0.5 gain from the sale of real estate related to a restructuring event, offset in part by related expenses.  Corporate restructuring charges of $1.3 were related to the realignment of the Company’s executive management team.  Additional charges related to our planned restructuring initiatives of approximately $1.0 are expected to be incurred in 2014.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2014, to the same period in 2013.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog intangible amortization, inventory step-up, business acquisition and integration, restructuring, and certain litigation costs.  The related income tax for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

An important non-GAAP measure Hillenbrand uses is adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”). As previously discussed, a part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from our core competencies to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor business performance.

Another important non-GAAP operational measure used is backlog. Backlog is not a term recognized under GAAP; however it is a common measurement used in the Process Equipment Group’s industry. Order backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded related to the Process Equipment Group. Backlog includes expected revenue from large systems, equipment, and to a lesser extent, replacement parts, components, and service. The length of time that projects remain in backlog can span from days for replacement parts and service to approximately 18 months for larger system sales. Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that it is reasonably expected to be realized. For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included, an insignificant portion of which are not wholly-owned by Hillenbrand.

Future revenue for the Process Equipment Group is influenced by backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Although backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter. The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue. Revenue attributable to backlog is also affected by foreign exchange fluctuations for orders denominated in currencies other than United States dollars.

Net revenue is analyzed on a constant currency basis to better measure the comparability of results between periods. This information is provided because exchange rates can distort the underlying change in sales, either positively or negatively.

See pages 32-33 for reconciliations of our non-GAAP measures to the most directly comparable GAAP measures.  There is no GAAP financial measure comparable to backlog; therefore, a quantitative reconciliation of backlog is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2014, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2013.

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

On December 1, 2012, we acquired Coperion Capital GmbH (“Coperion”), in a transaction valued at $545.0.  The Coperion acquisition was the largest in the Company’s history and represented an important step in the execution of our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group.  The integration of Coperion will continue to be a key initiative for the near term.  Combining Coperion’s product offerings with those of our other Process Equipment Group companies to provide a more complete system solution is an important part of our integration.  In addition, we believe leveraging Coperion’s global infrastructure will enable all businesses within our Process Equipment Group to enter new global markets more quickly.  We also expect the Process Equipment Group’s strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s Lean tools and other core competencies to Coperion’s operations is expected to continue to contribute to improved margins and increased customer satisfaction.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2014		2013		2014		2013 (a)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$416.8	100.0	$408.8	100.0	$1,198.5	100.0	$1,112.5	100.0
Gross profit	149.3	35.8	132.8	32.5	423.1	35.3	377.3	33.9
Operating expenses	97.7	23.4	107.1	26.2	291.6	24.3	301.9	27.1
Operating profit	51.6	12.4	25.7	6.3	131.5	11.0	75.4	6.8
Interest expense	5.6	1.3	5.9	1.4	17.5	1.5	17.2	1.5
Other income (expense), net	0.1	—	(0.3)	0.1	9.7	0.8	0.3	—
Income taxes	12.7	3.0	5.8	1.4	35.4	3.0	17.0	1.5
Net income(1)	32.8	7.9	13.3	3.3	86.1	7.2	40.3	3.6

(1) Net income attributable to Hillenbrand.

(a) Included seven months of operations related to Coperion following its acquisition on December 1, 2012.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue increased $8.0 (2%) and was consistent with the prior year on a constant currency basis.

•                  The Process Equipment Group’s revenue increased $13.2 (5%) or $5.2 (2%) on a constant currency basis.  Although the revenue increase was attributable to all areas of the business, the primary driver was higher sales at Coperion.  Order backlog increased $159.3 (28%) from $571.8 on June 30, 2013, to $731.1 on June 30, 2014.

•                  Batesville’s revenue decreased $5.2 (4%) or $4.6 (3%) on a constant currency basis, due to a decrease in the average selling price ($3.5) and decreased volume ($1.1). Lower volume was driven by the decrease in North American burials, primarily due to the rate at which consumers opted for cremation.

Gross profit grew $16.5 (12%) to $149.3 due to lower business acquisition and integration costs in 2014. Consolidated gross profit margin increased 330 basis points to 35.8%.  On an adjusted basis, which excluded items described below, the consolidated gross profit margin increased 120 basis points to 35.8%.

•                  The Process Equipment Group’s gross profit grew $20.1 (27%) to $94.3.  Gross profit margin increased 590 basis points to 34.4% in 2014.  These changes were due to inventory step-up charges at Coperion in 2013 and increased revenues in 2014.

Gross profit in 2013 included inventory step-up related to the Coperion acquisition ($8.0) and restructuring costs ($0.1).  There were no comparable amounts for inventory step-up or restructuring charges that impacted gross profit during 2014.  Step-ups in inventory value during 2013 were recorded at the time of the Coperion acquisition and were subsequently expensed when the inventory was sold.  Excluding these 2013 items, adjusted gross profit increased $12.0 (15%) and adjusted gross profit margin increased 280 basis points to 34.4%.

•                  Batesville’s gross profit decreased 6% to $55.0 and gross profit margin decreased 110 basis points to 38.5%.  The decrease in gross profit was due to lower volumes and decreases in average selling prices during 2014, partially offset by supply chain cost reduction initiatives.

Gross profit in 2014 included a $0.1 reduction to cost of goods sold related to restructuring, due primarily to a gain from the sale of real estate.  Gross profit in 2013 included $0.5 of restructuring expenses in 2013.  Excluding these items, adjusted gross profit decreased $4.2 (7%) and adjusted gross margin decreased 150 basis points to 38.4%.

Operating expenses decreased $9.4 (9%) to $97.7, primarily due to lower business acquisition and integration costs and the impact of cost reduction initiatives in 2014 compared to 2013.  The operating expenses to revenue ratio improved by 280 basis points to 23.4% in 2014.  Operating expenses included the following items:

	Three Months Ended June 30,
	2014	2013
Business acquisition and integration costs	$1.7	$2.5
Backlog amortization	—	12.8
Restructuring charges	1.6	0.2
Litigation costs and other	1.4	0.1

On an adjusted basis, which excluded business acquisition and integration costs, backlog amortization, restructuring charges and certain litigation costs, operating expenses increased $1.5 to $93.0.  The adjusted operating expenses to revenue ratio improved 10 basis points in 2014 to 22.3%, largely due to increased revenue in the Process Equipment Group and cost reduction initiatives throughout the organization.

Interest expense decreased $0.3 primarily due to lower weighted-average outstanding borrowings in 2014 compared to 2013.

Other income (expense), net increased $0.4 to $0.1 of income.  The increase was primarily the result of foreign currency losses and investment losses that occurred during 2013, for which there were no comparable amounts in 2014.

The effective tax rate was 27.5% in 2014 compared to 29.7% in 2013.  The decrease in the effective tax rate was largely due to current year discrete tax benefits.  Our adjusted effective income tax rate was 27.6% in 2014 compared to 30.0% in 2013 and excluded the tax impact of acquisition and integration costs, restructuring charges, and certain litigation costs.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Revenue grew $86.0 (8%) or $73.2 (7%) on a constant currency basis.

•                  The Process Equipment Group’s revenue increased $113.8 (18%) or $98.7 (15%) on a constant currency basis.  The revenue increase was primarily due to two additional months of Coperion revenue compared to 2013, as well as revenue growth in all areas of the business.

•                  Batesville’s revenue decreased $27.8 (6%) or $25.5 (5%) on a constant currency basis, due to decreased volume ($22.4) and a decrease in the average selling price ($3.1).  Lower volume was driven by the expected decrease in North American burials compared to the prior year, when the estimated number of deaths was at a record high level.  Burial volume was also negatively impacted by the rate at which consumers opted for cremation.

Gross profit grew $45.8 (12%) to $423.1 primarily due to two additional months of Coperion operations in 2014.  Consolidated gross profit margin increased 140 basis points to 35.3%.  On an adjusted basis, which excluded items described below, the consolidated gross profit margin was 35.3%, a decrease of 50 basis points.

•                  The Process Equipment Group’s gross profit grew $56.6 (29%) to $248.5 due primarily to the Coperion acquisition, which added two months of operations in 2014 compared to 2013.  Gross profit margin increased 300 basis points to 32.9% in 2014 despite the inclusion of two additional months of Coperion’s operations, which have historically provided lower gross profit margins than the other Process Equipment Group businesses.  The improvement in the gross profit margin was driven by increased pricing and cost reduction initiatives across the group.

Gross profit in 2014 included restructuring costs of $0.1.  Gross profit in 2013 included restructuring costs ($0.3), as well as an inventory step-up charge related to the Coperion acquisition ($18.7), for which a comparable charge was not included in 2014. Excluding these items, adjusted gross margin was consistent with the prior year at 32.9%.

•                  Batesville’s gross profit decreased 6% to $174.6, while gross profit margin remained consistent with the prior year at 39.4%. The decrease in gross profit was due to lower volume, offset in part by supply chain cost reduction initiatives.

Gross profit in 2014 included a $0.3 reduction to cost of goods sold, due primarily to the sale of real estate, compared to $2.3 of expense in 2013.  Excluding restructuring, adjusted gross profit decreased $13.4 (7%) and gross margin decreased 50 basis points to 39.4% in 2014.

Operating expenses decreased $10.3 (3%) to $291.6, primarily due to lower business acquisition and integration costs in 2014, offset by the increase in operating expenses resulting from the Coperion acquisition, which added two months of operations in 2014 compared to 2013.  The operating expenses to revenue ratio improved 280 basis points to 24.3% in 2014 due primarily to lower acquisition-related costs in 2014.  Operating expenses included the following items:

	Nine Months Ended June 30,
	2014	2013
Business acquisition and integration costs	$4.7	$13.4
Backlog amortization	—	29.9
Restructuring charges	3.0	0.9
Litigation costs and other	1.4	0.2

On an adjusted basis, which excluded these items, operating expenses increased $25.0 to $282.5.  The adjusted operating expenses to revenue ratio increased 50 basis points to 23.6% largely due to decreased revenue at Batesville and a refocus on non-acquisition-related projects at Corporate.

Interest expense increased $0.3 due primarily to borrowings in connection with the Coperion acquisition in December 2012, which led to higher weighted-average outstanding principal borrowings on the revolving credit facility, as well as interest expense incurred on the term loan.  The higher level of borrowings was present for seven months in 2013 compared to nine months in 2014 and was offset in part by debt repayments in 2014.

Other income (expense), net increased $9.4 to $9.7.  The increase was driven primarily by a $5.2 gain on the exercise of warrants to purchase common stock of Forethought, a $2.7 gain on limited partnership investments, and a $2.5 gain related to the cancellation of a service agreement at Batesville.

The effective tax rate was 28.6% compared to 29.1%.  The decrease in the effective tax rate was largely due to current year discrete tax benefits.  Our adjusted effective income tax rate was 28.7% compared to 29.1% for the prior year and excluded the tax impact of acquisition and integration costs, restructuring charges, and certain litigation costs.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended June 30,				Nine Months Ended June 30,
	2014		2013		2014		2013 (a)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$274.0	100.0	$260.8	100.0	$755.7	100.0	$641.9	100.0
Gross profit	94.3	34.4	74.2	28.5	248.5	32.9	191.9	29.9
Operating expenses	63.4	23.1	74.1	28.4	187.3	24.8	192.1	29.9
Operating profit	30.9	11.3	0.1	—	61.2	8.1	(0.2)	—

(a) Included seven months of operations related to Coperion following its acquisition on December 1, 2012.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue increased $13.2 (5%) or $5.2 (2%) on a constant currency basis.  Although increases were attributable to all areas of the business, the primary driver was higher sales at Coperion. Order backlog increased $159.3 (28%) from $571.8 on June 30, 2013, to $731.1 on June 30, 2014.

Gross profit grew $20.1 (27%) to $94.3 due to inventory step-up charges recorded in 2013 ($8.0) that were not recorded in 2014, as well as increased revenues in 2014.  Gross profit margin increased 590 basis points to 34.4% in 2014.

Gross profit in 2013 included inventory step-up related to the Coperion acquisition ($8.0) and restructuring costs ($0.1).  There were no comparable amounts for inventory step-up or restructuring charges that impacted gross profit in 2014.  Step-ups in inventory value were recorded at the time of the Coperion acquisition and were subsequently expensed when the inventory was sold.  Excluding these 2013 items, adjusted gross profit increased $12.0 (15%) and adjusted gross profit margin increased 280 basis points to 34.4%.

Operating expenses decreased $10.7 (14%) to $63.4 and the operating expenses to revenue ratio improved by 530 basis points to 23.1% in 2014.  The decrease in operating expenses and the improved ratio are primarily due to lower acquisition-related costs in 2014.

Operating expenses in 2014 included business acquisition and integration costs ($0.5) and restructuring costs ($1.5).  Operating expenses in 2013 included business acquisition and integration costs ($1.0), restructuring costs ($0.2), and backlog amortization ($12.8).  Excluding these items, adjusted operating expenses increased $1.3 to $61.4 and the operating expenses to revenue ratio improved 60 basis points to 22.4% in 2014.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Revenue increased $113.8 (18%) or $98.7 (15%) on a constant currency basis.  The revenue increase was largely due to two additional months of Coperion operations compared to the prior year, as well as increased revenues in all areas of the business.

Gross profit grew $56.6 (29%) to $248.5 largely due to the Coperion acquisition, which added two months of operations in 2014 compared to 2013, as well as the impact of inventory step-up charges included in 2013 ($18.7).  Gross profit margin increased 300 basis points to 32.9% in 2014 despite the inclusion of two additional months of Coperion’s operations, which have historically provided lower gross profit margins than the other Process Equipment Group businesses.  The improvement in the gross profit margin was driven by increased pricing and cost reduction initiatives across the group.

Gross profit in 2014 included restructuring costs of $0.1.  Gross profit in 2013 included restructuring costs ($0.3), as well as an inventory step-up charge related to the Coperion acquisition ($18.7), for which a comparable charge was not included in 2014.  Step-ups in inventory value were recorded at the time of the Coperion acquisition and were subsequently expensed when the inventory was sold.  Excluding these items, adjusted gross margin was consistent with the prior year at 32.9%.

Operating expenses decreased $4.8 (2%) to $187.3 and the operating expenses to revenue ratio improved by 510 basis points to 24.8% in 2014.  The decrease in operating expenses and the improved ratio are primarily due to lower acquisition-related costs in 2014.

Operating expenses included business acquisition and integration costs ($1.5 in 2014 and $1.3 in 2013), backlog amortization ($29.9 in 2013), and restructuring costs ($1.7 in 2014 and $0.2 in 2013).  Excluding these items, adjusted operating expenses increased $23.4 to $184.1 and the operating expenses to revenue ratio improved 60 basis points to 24.4% in 2014.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended June 30,				Nine Months Ended June 30,
	2014		2013		2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$142.8	100.0	$148.0	100.0	$442.8	100.0	$470.6	100.0
Gross profit	55.0	38.5	58.6	39.6	174.6	39.4	185.4	39.4
Operating expenses	25.3	17.7	25.6	17.3	74.2	16.8	75.2	16.0
Operating profit	29.7	20.8	33.0	22.3	100.4	22.7	110.2	23.4

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue decreased $5.2 (4%) or $4.6 (3%) on a constant currency basis, due to a decrease in the average selling price ($3.5) and decreased volume ($1.1). Lower volume was driven by the decrease in North American burials, primarily due to the rate at which consumers opted for cremation.

Gross profit decreased 6% to $55.0 and gross profit margin decreased 110 basis points to 38.5%.  The decrease in gross profit was due to lower volumes and decreased average selling prices during 2014, partially offset by supply chain cost reduction initiatives.

Gross profit in 2014 included a $0.1 reduction to cost of goods sold related to restructuring in 2014, due primarily to a gain from the sale of real estate. Gross profit in 2013 included $0.5 of restructuring expenses.  Excluding these items, adjusted gross profit decreased $4.2 (7%) and adjusted gross margin decreased 150 basis points to 38.4%.

Operating expenses decreased $0.3 to $25.3, primarily due to decreased variable compensation, partially offset by increased litigation costs.  The operating expenses to revenue ratio increased 40 basis points to 17.7%.

Operating expenses in 2014 included $1.4 of certain litigation costs.  Excluding these costs, adjusted operating expenses in 2014 were $23.9, a $1.6 reduction from 2013, and the operating expenses to revenue ratio improved by 50 basis points to 16.7%.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Revenue decreased $27.8 (6%) or $25.5 (5%) on a constant currency basis, due to decreased volume ($22.4) and a decrease in the average selling price ($3.1).  Lower volume was driven by a decrease in North American burials compared to the prior year, when the estimated number of deaths was at a record high level.  Burial volume was also negatively impacted by the rate at which consumers opted for cremation.

Gross profit decreased 6% to $174.6, while gross profit margin remained consistent with the prior year at 39.4%.  The decrease in gross profit was due to lower volume, offset in part by supply chain cost reduction initiatives.

Gross profit in 2014 included a $0.2 reduction to cost of goods sold, due primarily from the sale of real estate, compared to $2.3 of expense in 2013.  Excluding restructuring, adjusted gross profit decreased $13.4 (7%) and gross margin decreased 50 basis points to 39.4% in 2014.

Operating expenses decreased $1.0 to $74.2, primarily due to lower variable compensation, partially offset by increased litigation costs.  The operating expenses to revenue ratio increased 80 basis points to 16.8%.

Operating expenses in 2014 included $1.4 of certain litigation costs.  Operating expenses in 2013 included $0.5 of restructuring costs and $0.2 of litigation and other costs.  Excluding these costs, adjusted operating expenses in 2014 were $72.8, a reduction of $1.7 from 2013, and the operating expenses to revenue ratio increased by 60 basis points to 16.4% largely due to decreased volume.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2014		2013		2014		2013
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Core operating expenses	$7.7	1.8	$5.9	1.4	$25.6	2.1	$22.3	2.0
Business acquisition and integration costs	1.2	0.3	1.5	0.4	3.2	0.3	12.1	1.1
Restructuring	0.1	—	—	—	1.3	0.1	0.2	—
Operating expenses	$9.0	2.1	$7.4	1.8	$30.1	2.5	$34.6	3.1

Core operating expenses represent operating expenses, excluding costs related to business acquisition and integration, as well as restructuring costs, that we incur as a result of our strategy to grow through selective acquisitions.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2014

Core operating expenses increased $1.8 (31%) primarily due to higher compensation and benefits and a refocus on non-acquisition-related projects.  These expenses as a percentage of revenue were 1.8%, an increase of 40 basis points from 2013.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2014

Core operating expenses increased $3.3 (15%) primarily due to higher compensation and benefits and a refocus on non-acquisition related projects.  These expenses as a percentage of revenue were 2.1%, an increase of 10 basis points from 2013.  Restructuring charges ($1.3) primarily represent expenses associated with the realignment of our executive management team.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following are reconciliations from the most directly comparable GAAP operating performance measures to our non-GAAP (adjusted) performance measures.

	Three Months Ended June 30,
	2014				2013
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$267.5	$0.1	(a)	$267.6	$276.0	$(8.6	)(c)	$267.4
Operating expenses	97.7	(4.7	)(b)	93.0	107.1	(15.6	)(d)	91.5
Interest expense	5.6	—		5.6	5.9	(0.5	)(e)	5.4
Other income (expense), net	0.1	—		0.1	(0.3)	(0.2	)(f)	(0.5)
Income tax expense	12.7	1.3	(m)	14.0	5.8	7.4	(m)	13.2
Net income(1)	32.8	3.3		36.1	13.3	17.1		30.4
Diluted EPS	0.51	0.06		0.57	0.21	0.27		0.48

Ratios:
Gross margin	35.8%	0.0%		35.8%	32.5%	2.1%		34.6%
Operating expenses as a % of revenue	23.4%	(1.1)%		22.3%	26.2%	(3.8)%		22.4%

	Nine Months Ended June 30,
	2014				2013
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$775.4	$0.2	(g)	$775.6	$735.2	$(21.3	)(i)	$713.9
Operating expenses	291.6	(9.1	)(h)	282.5	301.9	(44.4	)(j)	257.5
Interest expense	17.5	—		17.5	17.2	(1.1	)(k)	16.1
Other income (expense), net	9.7	—		9.7	0.3	(1.1	)(l)	(0.8)
Income tax expense	35.4	2.6	(m)	38.0	17.0	19.2	(m)	36.2
Net income(1)	86.1	6.3		92.4	40.3	46.5		86.8
Diluted EPS	1.35	0.10		1.45	0.64	0.74		1.38

Ratios:
Gross margin	35.3%	0.0%		35.3%	33.9%	1.9%		35.8%
Operating expenses as a % of revenue	24.3%	(0.7)%		23.6%	27.1%	(4.0)%		23.1%

(1)	Net income attributable to Hillenbrand

P = Process Equipment Group; B = Batesville; C = Corporate
(a)	Restructuring costs ($0.1 reduction B)
(b)	Business acquisition and integration costs ($0.5 P, $1.2 C), litigation costs ($1.4 B), restructuring costs ($1.5 P, $0.1 C)
(c)	Inventory step up ($8.0 P), restructuring costs ($0.1 P, $0.5 B)
(d)	Business acquisition and integration costs ($1.0 P, $1.5 C), backlog amortization ($12.8 P), restructuring costs ($0.2 P), other ($0.1 B)
(e)	Business acquisition and integration costs ($0.5 C)
(f)	Business acquisition and integration costs ($0.2 C)
(g)	Restructuring costs ($0.1 P, $0.3 reduction B)
(h)	Business acquisition and integration costs ($1.5 P, $3.2 C), litigation costs ($1.4 B), restructuring costs ($1.7 P, $1.3 C)
(i)	Inventory step up ($18.7 P), restructuring costs ($0.3 P, $2.3 B)
(j)	Business acquisition and integration costs ($1.3 P, $12.1 C), backlog amortization ($29.9 P), restructuring ($0.2 P, $0.5 B, $0.2 C), litigation costs ($0.1 B), other ($0.1 B)
(k)	Business acquisition and integration costs ($1.1 C)
(l)	Acquisition-related foreign currency transactions ($0.8 C), business acquisition and integration costs ($0.2 C), other ($0.1 B)
(m)	Tax effect of adjustments

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Consolidated net income	$33.4	$13.7	$88.3	$41.5
Interest income	(0.3)	—	(0.6)	(0.3)
Interest expense	5.6	5.9	17.5	17.2
Income tax expense	12.7	5.8	35.4	17.0
Depreciation and amortization	14.7	27.4	43.7	70.3
EBITDA	$66.1	$52.8	$184.3	$145.7
Business acquisition and integration	1.7	2.4	4.7	12.4
Inventory step-up	—	8.0	—	18.7
Restructuring	1.6	0.3	2.8	2.2
Litigation and other	1.4	0.2	1.4	0.3
Adjusted EBITDA	$70.8	$63.7	$193.2	$179.3

Consolidated adjusted EBITDA increased $7.1 (11%) and $13.9 (8%) for the three and nine months ended June 30, 2014 compared to the same periods in 2013.  The increase during the three months ended June 30, 2014 was driven primarily by increased sales volume and profitability in the Process Equipment Group.  The increase during the nine months ended June 30, 2014 was driven primarily by increased sales volume in the Process Equipment Group, a $5.2 million gain from the exercise of warrants to purchase common stock of Forethought, a $2.7 million gain on limited partnership investments, and a $2.5 gain related to the cancellation of a service agreement.  The growth in the Process Equipment Group and the gains noted above more than offset the impact of lower volume and average selling prices in the Batesville segment.

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first nine months of 2014 to the same period last year.  We discuss how we see cash flow being affected for the next twelve months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

We believe the twelve-month outlook for our business remains strong.  As a result of our expected cash flow from operations, we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.  Our debt financing includes long-term notes, a term loan, and a revolving credit facility, as part of our overall financing strategy.  We believe we continue to have ready access to capital markets and we regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access long-term financing, we had $422.5 of maximum borrowing capacity under the revolving credit facility as of June 30, 2014.  $342.8 of borrowing capacity is immediately available based on our leverage covenant at June 30, 2014, with additional amounts available in the event of a qualifying acquisition.  The available borrowing capacity reflects a reduction of $13.1 for outstanding letters of credit issued under the revolving credit facility.  The Company may request an increase of up to $300.0 to the total borrowing capacity under the revolving credit facility, subject to the approval of the lenders.

In the normal course of business, the Process Equipment Group provides customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of June 30, 2014, we had guarantee arrangements with capacity totaling $279.3, under which $220.6 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”), under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Company may request an increase to the total capacity under the LG facility by an additional €70.0 subject to approval of the lenders.

We have significant operations outside the U.S.  The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $50.1 at June 30, 2014.  We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

We do not currently have plans to make contributions to our pension plans in excess of statutory requirements during 2014.  The minimum required contribution to meet these requirements in 2014 is estimated to be $20.1, with $13.4 contributed as of June 30, 2014.  We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and will make funding decisions based on the net impact of these factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2013, which will require approximately $12.4 each quarter based on our outstanding common stock at June 30, 2014.  We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  We repurchased approximately 527,000 shares of our common stock for $16.5 as part of that plan during 2014.  There were no repurchases of shares of our common stock during the three months ended June 30, 2014.

We believe existing cash, cash flows from operations, and the issuance of debt to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on these factors, we believe our current liquidity position is strong, and will continue to meet all of our financial commitments for the foreseeable future.

	Nine Months Ended June 30,
	2014	2013
Cash flows provided by (used in):
Operating activities	$136.9	$50.8
Investing activities	(10.5)	(430.8)
Financing activities	(108.9)	399.9
Effect of exchange rate changes on cash and cash equivalents	1.5	1.0
Net cash flows	$19.0	$20.9

Operating Activities

Cash provided by operating activities during the first nine months of 2014 compared to the same period in the prior year increased $86.1 (169%) primarily due to two additional months of Coperion operations, improved working capital, and lower acquisition and integration spending.  Working capital requirements for Coperion may fluctuate due to the mix and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project.  Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The change in cash used in investing activities in the first nine months of 2014 compared to the same period in the prior year was primarily due to decreased acquisition activity.  We paid $415.6 in 2013 for Coperion but had no acquisition activity in the first nine months of 2014.  In addition, during the second quarter of 2014, we received $5.2 related to the exercise of warrants to purchase common stock of Forethought.

Financing Activities

Cash (used in)/provided by financing activities was largely impacted by our acquisition activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the first nine months of 2014 was $108.9, including $68.9 of net debt repayments.  Cash provided by financing activities in the first nine months of 2013 was $399.9 primarily due to the acquisition of Coperion.  This included net borrowings on the term loan of $192.5 and net borrowings on the revolving credit facility of $244.8.

We returned $37.2 to shareholders during the first nine months of 2014 in the form of quarterly dividends.  We increased our quarterly dividend in 2014 to $0.1975 per common share from $0.1950 per common share paid during 2013.  In addition, we repurchased approximately 527,000 shares of our common stock in 2014, for a total cost of $16.5, as part of an approved and publicly announced program.

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

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

We derived approximately 46% and 40% of our revenue from outside the U.S. for the nine months ended June 30, 2014 and 2013.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada. In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

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

Hillenbrand has certain investments that were transferred to us by our former parent company with an aggregate carrying value of $12.7 as of June 30, 2014.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

10.  Upon the closing of our acquisition of Coperion, we increased our debt obligations significantly.  This increase could adversely affect the Company and limit our ability to respond to changes in our businesses.

As of June 30, 2014, our outstanding debt was $596.6.  This level of debt could have important consequences to our businesses.  For example:

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

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended June 30, 2014.

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

HILLENBRAND, INC.

Date: August 6, 2014	BY:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller, Chief Accounting Officer, and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
Exhibit 3.2

Articles of Correction of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 3.3	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 6, 2013)
Exhibit 10.1*	Employment Agreement dated as of June 18, 2014, by and between Hillenbrand, Inc. and Kristina Cerniglia
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance document
Exhibit 101.SCH	Schema document
Exhibit 101.CAL	Calculation linkbase document
Exhibit 101.LAB	Labels linkbase document
Exhibit 101.PRE	Presentation linkbase document
Exhibit 101.DEF	Definition linkbase document

*                 Filed herewith.