Form 10-K
period 2014-09-30
Hillenbrand, Inc.
filed 2014-11-19
CIK 1417398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2014 was $2,030,482,643.  As of November 12, 2014, 62,759,134 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. These will be filed no later than January 13, 2015.

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

Further quantitative information about the business is set forth in Note 14 to our financial statements included in Part II, Item 8, of this Form 10-K.

GENERAL

Hillenbrand, Inc. is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands and robust cash generation capabilities.  We have begun to implement a set of management practices to be applied consistently across the enterprise.  These practices, which together are known as the Hillenbrand Business System (HBS), include Lean, Talent Development, and Strategy Management.  In the future, we will introduce additional management practices as a part of HBS.  Our management team is leveraging HBS to deliver performance improvement in our portfolio.

Hillenbrand has two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  Batesville is a recognized leader in the North American death care industry.  Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries unless context otherwise requires.

Although Hillenbrand has been a public company for more than six years, the businesses owned by Hillenbrand have been in operation for decades.

Since 2010, Hillenbrand has completed three major acquisitions of companies that now make up our Process Equipment Group:  K-Tron International, Inc. (“K-Tron”) in April 2010, Rotex Global, LLC (“Rotex”) in August 2011, and Coperion Capital GmbH (“Coperion”) in December 2012.  Each of these companies has a long history and we believe each has multiple pathways for revenue and earnings growth.  See Note 3 to our financial statements included in Part II, Item 8 of this Form 10-K for more information on our acquisitions.

Batesville performs several critical roles within the portfolio.  It has a long history of providing strong annual operating cash flows.  As the source of HBS practices including Lean, Strategy Management, and Talent Development, it provides talent to embed HBS in acquired companies. Batesville’s performance has allowed management to invest in acquisitions that provide diversification, with a focus on companies with growth opportunities and an ability to benefit from HBS.

Hillenbrand’s strong, steady cash flow since becoming a public company in 2008 provides the foundation not only for completing acquisitions, but also for paying a meaningful dividend to shareholders.  The annual dividend has increased each year, growing from $0.73 per share in 2008 to $0.79 per share in 2014.

We believe we can most effectively continue to increase shareholder value by leveraging our strong financial position and HBS to continue to build a global diversified industrial company with strong positions in multiple growth-oriented industries.  Our long-term value creation strategy consists of:

•                  Growing revenue and income within our existing platforms through organic growth and targeted acquisitions:  All of our businesses have specific organic growth strategies and targets.  They may also grow by executing select “add-on” acquisitions to supplement their organic growth strategies.  In addition, they are committed to achieving superior operational performance by employing HBS:

•                  Lean:  continuously improving quality and customer satisfaction, increasing effectiveness and operational efficiency, driving costs down, and developing leaders in lean expertise;

•                  Talent Development:  successfully recruiting and intentionally developing, retaining, and deploying talent in the organization for improved execution and results; and

•                  Strategy Management:  overseeing the development, execution, and continuous assessment of strategic direction, serving as the basis for annual and long-term business planning.

•                  Using our strong cash flow and debt capacity to selectively invest in additional strategic acquisitions:  We will continue to focus on companies in the industrial sector that we believe will benefit from HBS and that meet our financial, cultural, and business model criteria.

PROCESS EQUIPMENT GROUP

The Process Equipment Group designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries, including plastics, processed food, chemicals, fertilizers, industrial minerals, mining, energy, and forest products.  The Process Equipment Group uses its strong applications and process engineering expertise to solve the needs of customers.  Its highly engineered capital equipment and systems offerings require after-market service and/or parts replacement, providing an opportunity for ongoing revenue at attractive margins.

Process Equipment Group:  Products and Services

The Process Equipment Group product portfolio has grown through a series of acquisitions over the past four years and now includes products and services for compounding, extrusion, and material handling; crushing and sizing; and screening and separating.  Each business within the Process Equipment Group is supported by replacement parts and services that represent approximately 30% of the group’s total revenue.  Products are offered under brand names that are recognized among the leaders in their respective categories.

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

•                  Extrusion systems are based on high-performance extruders for the polyolefin industry.  The extrusion products are sold under the Coperion® brand.

•                  Material handling equipment includes pneumatic conveying equipment for difficult-to-move materials; high-precision feeders that can operate at both very high and very low fill rates; blenders for pellets and powders; and rotary valves, diverters, and slide-gate valves used for feeding, dosing, discharge, and distribution during pneumatic conveying.  The proprietary equipment is highly engineered and designed to solve the needs of customers.  The Process Equipment Group serves a variety of industries, including plastics, processed food, chemicals, and industrial minerals.  These products are sold under the Coperion® and Coperion K-TronTM brands.

•                  Compounding, extrusion, and material handling equipment is frequently sold as a complete system, where strong application and process engineering expertise is used to create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale plants and turnkey systems.  Larger system sales are generally fulfilled over 12 to 18 months.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margin percentages are lower on these large system sales when compared to the rest of the business.  Hillenbrand believes that selling these complete systems provides a significant competitive advantage and increases margin dollars.

•                  Crushers and Sizing Equipment

•                  Crushing and sizing equipment is used to reduce the size of various materials.  Pennsylvania Crusher™ and Gundlach® products are used to crush materials in industries including power generation, mining, quarrying, glass making, salt processing, and fertilizer manufacturing.  Jeffrey Rader® products are used in industries including forest products, pulp and paper, biomass power and energy generation, and plastics/base resin manufacturing.  Jeffrey Rader also designs and provides complete material handling and pneumatic or mechanical conveying systems to meet product specifications, including boiler feed, resource recovery, rail and truck loading/unloading, and recycling systems.

•                  Screening and Separating Equipment

•                  Screening and separating equipment sorts dry, granular products based on the size of the particles being processed.  This equipment is sold under the Rotex® brand to customers in a variety of industries including proppants, fertilizer, chemical, agricultural, plastics, and food processing.  The equipment uses a unique patented technology based on a specific gyratory motion that allows an optimal material distribution on the screens.

•                  Replacement Parts and Service

•                  Replacement parts and service are a major component of the Process Equipment Group business.  Service engineers and technicians are located around the globe to look after customers’ machines and systems.  The parts and service division offers customers service consulting, training, maintenance and repairs, wear and spare parts, and modernization.  These services are a key component of each business within the Process Equipment Group:  compounding, extrusion, and material handling equipment; crushers and sizing equipment; and screening and separation equipment.

Process Equipment Group:  Sales, Distribution, and Operations

The Process Equipment Group sells equipment and systems throughout the world to a wide variety of industrial and engineering customers using a combination of direct sales and a global network of independent sales representatives and distributors.  A part of the Process Equipment Group’s sales, especially in North America, is made through independent sales representatives who are compensated by commission.  In situations where a representative purchases equipment and resells it as a distributor, the product is sold at a price net of commission, depending on the type of product sold.

Due to the nature of the Process Equipment Group’s business, equipment and systems orders are often for unique, engineered-to-order items.  Therefore, the Process Equipment Group does not typically maintain significant amounts of raw material and component stock inventory on hand at any one time, except to cover replacement part orders.  Products are either assembled and tested at Process Equipment Group facilities and then shipped to a customer or they are assembled at the customer’s desired location.

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

Process Equipment Group:  Customers

The Process Equipment Group has customers in multiple industries, including plastics, processed food, chemicals, fertilizer, industrial minerals, power generation, and coal mining.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one customer accounted for more than 10% of Hillenbrand’s consolidated revenue during 2014.  For large or customized orders, customers generally pay a deposit and make progress payments in advance of delivery.  Often, long-term relationships are established with these customers.

The Process Equipment Group is diversified by end market, and further diversification of these end markets is an important element of its strategy.  Currently, projects in the plastics industry represent about half of the Process Equipment Group’s sales; however, this ratio is expected to gradually decrease due to initiatives to grow in target end markets such as processed food and fertilizer.  Revenue in the Process Equipment Group is fairly balanced between the Americas, Europe, the Middle East, Africa (EMEA), and Asia.

We believe that long-term growth for this segment is driven by megatrends such as a rapidly growing middle class in China and India and a growing global population, resulting in rising demand for products sold by many of the end markets the Process Equipment Group serves.  While overall demand for these products is expected to increase over the long run, we expect short-term periodic fluctuations in demand to shift from time to time.

Process Equipment Group:  Competition

We believe the Process Equipment Group holds leading positions in key industries because of brand name recognition, design and quality of products, extensive application and process engineering expertise, product support services, and commitment to serving the needs of customers.

The Process Equipment Group brands face strong competition in the markets where they compete.  Competitors range in size from small, privately-held companies serving narrow market segments or geographical areas to larger, well-known global companies serving national and international markets with multiple product lines.  We believe its diversification into several industries, its base of replacement parts business, and its strong worldwide network of suppliers and dealers will allow the Process Equipment Group to maintain leading market positions even during economic downturns.

Process Equipment Group:  Raw and Component Materials

The manufacturing of the Process Equipment Group’s products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings that are assembled with other component parts that generally require particular specifications or qualifications purchased from third-party suppliers.  Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from sole sources.  In instances where third-party suppliers are depended upon for outsourced products or components, there is risk of customer dissatisfaction with the quality or performance of the products sold due to supplier failure.  In addition, difficulties experienced by third-party suppliers can interrupt the ability to obtain the outsourced product and ultimately to supply products to customers.  Regardless, we believe the Process Equipment Group will generally be able to continue to obtain adequate supplies of key products or appropriate substitutes at reasonable costs.

Process Equipment Group:  Strategy

Leadership of the Process Equipment Group is focused on three strategic initiatives to drive growth:

•                  Profitably grow top-line revenue

•                  Penetrate growing end markets such as processed food, fertilizers, and minerals by developing new products and leveraging application and systems expertise.

•                  Establish scope and scale to accelerate global growth by improving access to underpenetrated geographies such as in Brazil, Russia, India, and China; leverage Coperion’s global footprint to enable easier access to emerging markets.

•                  Continue to leverage the Coperion acquisition by (1) integrating other Process Equipment Group equipment in Coperion systems, (2) expanding Coperion’s component sales in North America through the Coperion K-Tron distribution network, (3) enhancing systems capabilities, and (4) leveraging end-market expertise to access new customers and markets.

•                  Continued growth through acquisitions

•                  The material handling equipment manufacturing industry tends to be fragmented both in terms of product offering and geographic reach, whereas many of the industry’s most significant customers operate on a global basis.  In pursuit of the goal of becoming the local supplier of choice for its largest national and regional customers, the

Process Equipment Group will continue to search for strategic add-on acquisitions that will allow it to profitably grow the business, primarily by either adding complementary products to its offerings, or accelerating its expansion into attractive high-growth end markets and geographies.

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

Batesville:  Products and Services

As the needs of funeral professionals and consumers have evolved, Batesville has expanded its offerings with new products, value-added services, and leading partnerships.  Today, Batesville offers its products and services to customers under four primary solutions platforms: Burial Solutions, Cremation Options®, Memorial Solutions, and Technology Solutions.  These are underpinned by expert profitability solutions designed to help funeral homes optimize their business.  While the Burial Solutions platform accounts for the majority of Batesville’s revenue, each platform is underpinned by expert profitability solutions designed to help funeral homes optimize their business.

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

Batesville solid and veneer hardwood caskets are made from a variety of woods, which are offered in more than nine different species.  Batesville veneer caskets are manufactured using a proprietary process for veneering that allows for rounded corners and a furniture-grade finished appearance.  Batesville also manufactures Marsellus® premium solid wood caskets, as well as cloth-covered and all-wood construction caskets, which are also suitable for green burials.

•                  Cremation Options®

•                  The Cremation Options® business is focused on helping funeral professionals capitalize on the growing consumer trend to select cremation.  In addition to a broad line of cremation caskets, containers, and urns, Options offers training, merchandising, packaging support, and a complete line of marketing support materials to educate funeral directors and consumers on product and service options.  Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard.  Batesville’s memorial urns are made from a variety of materials including bronze, acrylic, wood, cloisonné, brass, and marble.  Batesville also offers a broad selection of biodegradable and scattering urns.

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

•                  Technology Solutions

•                  The technology solutions business is a trusted provider of technology in the death care industry and is the leading partner to well over 5,000 funeral homes and cemeteries across North America.  Batesville offers a suite of integrated, easy-to-use technology products and services, including Weblink® websites (both standard sites and customizable sites), business management software, and funeral arrangement planning software solutions.  All of these technology products are designed to support customers by:  (1) creating marketing and revenue opportunities, (2) making processes easier and more efficient, and (3) enhancing relationships between customers and the families they serve.

Batesville has exclusive agreements with leading brands such as:  (1) Legacy.com®, an online obituary network provider; (2) FTD®, a national provider of sympathy flowers and gifts that can be ordered directly from the funeral home’s website; and (3) Hallmark®, which designs and supplies Batesville’s memorial stationery and sympathy card product lines.  Customers benefit from these brands through increased web consumer traffic through the Legacy network, having trusted providers of sympathy products right on their websites, and having access to the creativity and quality of Hallmark®.

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

Batesville has sales contracts in place with certain national death care service providers.  Batesville also serves more than 12,000 independent, privately owned funeral homes across North America.  None of Batesville’s customers accounted for more than 10% of Hillenbrand’s consolidated revenue during 2014.

Batesville:  Customer Preferences and Demographics

The death of a family member causes most people to seek the services of a state-licensed funeral director.  Most consumers have limited familiarity with funeral-related products and expect funeral directors to provide information on product and service alternatives.  Although caskets and urns can be purchased from a variety of sources, including internet sellers and casket stores, the overwhelming majority of consumers who arrange a funeral purchase these products directly from a funeral home.

Demand for the products and services Batesville produces is partially impacted by a few key external factors: primarily U.S. and Canadian population demographics, the number of deaths, and the rate at which consumers opt for cremation.  While these factors have recently exhibited a stable, flat-to-slightly-declining burial trend, periodic fluctuations can impact industry demand and revenue.  Batesville anticipates this trend will remain relatively consistent until the number of deaths is influenced by the post-World War II baby boom era and the rate at which consumers shift their preference towards cremation.  As a percentage of total deaths, the cremation rate is approximately 45% in the U.S. and 65% in Canada.  One final factor impacting death care industry revenue is gradual change in consumer preferences to lower price caskets.

Batesville:  Competition

Batesville is a recognized leader in the sale of death care products in North America.  Competition in this industry is based on product quality, design features, personalization, price, delivery, and service.  Batesville competes with several national and regional casket manufacturers and distributors, as well as more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments.  Some non-traditional death care providers, such as large discount retail stores, casket stores, and internet casket retailers, also sell caskets directly to consumers.  The industry has also seen a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  However, for the past three years, sales from these non-traditional and Chinese providers have remained relatively stable and collectively represent less than 5% of total casket sales in North America.

The effect of declining casket demand continues to put added economic pressures on casket manufacturers and distributors as they seek to maintain volume.  Existing domestic over-capacity and commodity price increases further impact these pressures, resulting in higher per unit costs.

Batesville:  Raw Materials

Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, and zinc in the manufacture of its caskets.  Although most of these raw materials are generally available from several sources, some are currently procured from a single source.

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

Batesville:  Strategy

While we believe there are opportunities to generate additional revenue within a wider range of death care products and services, sustaining volume in the burial casket space continues to be a top priority.  Batesville’s leadership team is focusing on two categories of strategic initiatives to sustain burial volume and achieve non-burial growth:

•                  Grow our leadership position in the death care industry

•                  Focus on building and delivering value propositions that align with the needs of key customer segments to continue helping families honor the lives of those they love®

•                  Utilize Lean principles to maintain an optimal cost structure to support share growth

•                  Continually improve processes that are more consistent, efficient, and clearly yield industry leading quality products and services that our customers value

Hillenbrand Patents and Trademarks

We own a number of patents on our products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.  We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion®, Coperion K-TronTM, TerraSource Global®, Pennsylvania Crusher®, Gundlach®, Jeffrey Rader®, K-Tron®, and Rotex® are of material significance to the Process Equipment Group.  We believe the trademark Batesville® is of material significance to our Batesville segment.

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

Hillenbrand Foreign Operations and Export Sales

Quantitative information about foreign operations is set forth in tables relating to geographic information in Note 14 to our financial statements included in Part II, Item 8, of this Form 10-K.  For a discussion of risks related to our non-US operations and foreign currency exchange, refer to Part I, Item 1A. Risk Factors, of this Form 10-K.

Hillenbrand Employees

At September 30, 2014, we had approximately 5,900 employees worldwide.  Approximately 3,300 employees were located within the U.S. and 2,600 employees were located outside of the U.S., primarily throughout Europe and China.  Approximately 2,300 employees in North America and Europe work under collective bargaining agreements.  Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions representing those employees.  As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

Executive Officers of the Registrant

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 12, 2014.

Joe A. Raver, 48, has served as a director and as President and Chief Executive Officer of the Company since September 2013.  He also has served as President of the Company’s Process Equipment Group since March 2011.  Prior to that, he was President of Batesville Casket Company beginning in June 2008.  He also previously served as Vice President and General Manager of the respiratory care division of Hill-Rom Holdings, a leading global provider of medical equipment and services and the Company’s former parent, as well as Hill-Rom’s Vice President of Strategy and Shared Services.  Prior to that, Mr. Raver spent 10 years in a variety of leadership positions at Batesville Casket Company and Hill-Rom.

Kristina A. Cerniglia, 48, was elected Senior Vice President, Chief Financial Officer effective August 2014.  Ms. Cerniglia has more than 25 years of industrial experience.  Before assuming the role as Hillenbrand’s Chief Financial Officer, she spent 17 years serving in a variety of leadership roles, most recently as Vice President and Corporate Controller (2010-2014), at Stanley Black & Decker, a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems.  Prior to that, she spent nine years of her career at United Technologies Corporation in various financial roles.

Diane R. Bohman, 44, was elected Senior Vice President, Chief Administrative Officer effective July 2014.  Ms. Bohman previously served as the Company’s Senior Vice President, Integration, since December 2012, and prior to that was the Company’s Vice President, Corporate Strategy from June 2011.  From November 2013 to April 2014, Ms. Bohman served as the interim Chief Financial Officer for Coperion GmbH.  From 2005 to 2011, Ms. Bohman served various roles at Batesville, including Vice President, Logistics; Vice President and Chief Financial Officer; and Vice President, Strategy.  Prior to joining Batesville, Ms. Bohman worked for seven years in a broad array of positions in the finance organization at Hill-Rom Company, Inc., a leading global provider of medical equipment and services and the Company’s former parent.  She began her career in the business assurance practice of Coopers & Lybrand, LLC.  Ms. Bohman is a Certified Public Accountant.

William A. Canady, 48, was elected Senior Vice President, Corporate Strategy and Industrial Products effective November 2013. Prior to joining Hillenbrand, Mr. Canady worked at IDEX Corporation, a global fluidics leader serving high growth specialized market from 2007 until 2013.  Most recently, he served as the Vice President, Strategy and Aftermarket for the IDEX Fluid and Metering Technologies Group.  Prior to that, he held senior leadership roles within the global diversified industrial companies of Crane Co, Generac Power Systems and Invensys Plc.

Scott P. George, 60, was elected Senior Vice President, Corporate Development effective January 2012.  Mr. George has more than 30 years of investment banking experience advising on more than 250 transactions.  Prior to joining Hillenbrand, he served as managing director and head of the Illinois practice for investment bank P&M Corporate Finance, LLC in Chicago from 2008 until 2012.  Prior to that, he held a similar position at Morgan Joseph & Co.  Mr. George’s experience also includes merger and acquisition advisory roles at Ernst & Young Corporate Finance, Salomon Brothers Inc., Morgan Stanley & Co. and Bankers Trust Co.

Thomas Kehl, 54, was elected Senior Vice President of Hillenbrand effective September 2013.  He also has served as President of Coperion since July 2013.  Mr. Kehl joined Coperion in 2008 and has been a member of the Coperion Executive Board since February 2008.  Prior to assuming the role of President, Mr. Kehl was responsible for Coperion’s Compounding and Service Competence Centers.  Previously, he was the Managing Director of Rieter Automatik (a world leader in pelletizing and cleaning technology), Senior Vice President of Rieter AG (textile machinery and components) in Switzerland, and CEO of Freudenberg (diversified industrial).

Kimberly K. Ryan, 47, was elected President of Batesville, and Senior Vice President of Hillenbrand effective April 2011.  Prior to joining Hillenbrand from 2006 until 2011, Ms. Ryan served as Senior Vice President, North America, Post-Acute Care of Hill-Rom Holdings, Inc., a leading global provider of medical equipment and services and the Company’s former parent.  Prior to that, she held various senior and leadership roles at Hill-Rom and its subsidiaries, including leading its Turnaround Program, Shared Services, and Information Technology from 2005-2007, and from 2000 to 2005 serving in roles including Vice President, Shared Services; Vice President, Batesville Business Information Systems; and Director, Enterprise Systems.  Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, planning, operations, logistics, and information technology.

Jan M. Santerre, 53, was elected Senior Vice President of Lean Business effective December 2012.  She previously served as Vice President of Lean Business effective December 2008.  Prior to joining Hillenbrand, Ms. Santerre worked at Parker Hannifin Corporation, the world’s largest manufacturer of motion and control products.  Most recently she was Vice President of Operations in the Hydraulics Group, where she had responsibility for half of the North American divisions.  Prior to that, she served as Vice President of Lean Enterprise and Quality, developing the Parker Lean System and deploying it globally.  Ms. Santerre developed her lean knowledge through managerial roles during her 18 years with Delphi Automotive Systems and General Motors.

John R. Zerkle, 60, was elected Senior Vice President, General Counsel, and Secretary of Hillenbrand effective February 2008.  Prior to that, Mr. Zerkle served as Vice President and General Counsel of Batesville beginning in March 2004.  From 2002 to 2004, Mr. Zerkle served as Vice President and General Counsel of Forethought Financial Services, Inc., then a subsidiary of the Company’s former parent.  He also served as Compliance Officer for Forethought Investment Management, Inc.  Prior to joining Forethought, Mr. Zerkle was in private practice for 20 years.

Elizabeth E. Dreyer, 52, was elected Vice President, Controller, and Chief Accounting Officer effective December 2010, after joining Hillenbrand in October 2010.  From April 2014 until August 2014, Ms. Dreyer also served as the Company’s Interim Chief Financial Officer.  Prior to joining Hillenbrand, from 2008 until 2010 Ms. Dreyer served as the Vice President of Finance at Zimmer, Inc., a leading orthopedic medical device designer and manufacturer.  Prior to joining Zimmer, she was the Chief Financial Officer for Createc Corporation, a manufacturer of custom molded foam products.  Ms. Dreyer has also held management roles in finance, organizational effectiveness, and audit at ADESA, Inc. (a vehicle auction operator), Guidant Corporation (a designer and manufacturer of cardiovascular medical products), and Deloitte.  Ms. Dreyer is a Certified Public Accountant.

Availability of Reports and Other Information

Our website is www.hillenbrand.com.  We make available on this website, free of charge, access to press releases, conference calls, our annual and quarterly reports, and other documents filed with or furnished to the Securities and Exchange Commission (SEC) as soon as these reports are filed or furnished.  We also make available through this website position specifications for the Chairperson and each of the members of the Board of Directors; our Code of Ethical Business Conduct and Global Anti-Corruption Policy; the Corporate Governance Standards of our Board of Directors, as well as position specifications for committee chairpersons; and the charters of each of the standing committees of the Board of Directors.  All these documents are also available to shareholders in print upon request.

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

•            successfully transition the acquired company into our business and achieve the desired performance;

•            where applicable, implement restructuring activities without an adverse impact to business operations.

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

We may not achieve the intended benefits of the acquisition and our business could be materially impacted.  Under such circumstances, management could be required to spend significant amounts of time and resources in the transition of the acquired business.  In addition, any benefits we anticipate from application of HBS may not be fully realized.

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

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  Although we have seen stability or growth in some geographies since the global economic turmoil that began in 2008, we cannot assure you that these improvements will be sustainable or predict when the next recession will occur.  In addition, continuing uncertainties in the euro zone may depress demand in the area and create additional risk to our financial results.

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

We derived approximately 48%, 43%, and 17% of our revenue from our operations outside the U.S. for the years ended September 30, 2014, 2013, and 2012.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

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

If we are unable to successfully manage the risks associated with expanding our global business, or to adequately manage operational fluctuations, it could adversely affect our business, financial condition, or results of operations.

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

As of September 30, 2014, approximately 40% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

8.  Volatility in our investment portfolio could adversely impact our operating results and financial condition.

Hillenbrand has certain investments that were transferred to us by our former parent company with an aggregate carrying value of $12.1 as of September 30, 2014.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies.  For a more detailed discussion of asserted claims, see Note 11 to our financial statements included in Part II, Item 8, of this Form 10-K.

10.  Upon the closing of our acquisition of Coperion, we increased our debt obligations significantly.  This increase could adversely affect the Company and limit our ability to respond to changes in our businesses. We expect to continue to make acquisitions as a key component of our growth strategy.

As of September 30, 2014, our outstanding debt was $558.5.  This level of debt and additional debt we may incur in the future could have important consequences to our businesses.  For example:

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

•                  We may be more vulnerable to credit rating downgrades which could have an impact on our ability to secure future financing at attractive interest rates.

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

3.  The Process Equipment Group derives significant revenues from the plastics industry.  Any decrease in demand for plastics could have a material adverse effect on our business, financial condition, and results of operations.

The Process Equipment Group sells extruders and compounding systems to the plastics industry.  Its sales are tied to the consumption of plastic products.  The demand for plastics is dependent upon the consumer’s choice.  As a result, any downturn in or disruption to the plastics industry or decrease in the demand for plastics, could have a material adverse effect on our business, financial condition, and results of operations.

4.  The Process Equipment Group derives significant revenues from the energy industry.  Any decrease in demand for electricity, natural gas, or coal, or an increase in regulation of the energy industry could have a material adverse effect on our business, financial condition, and results of operations.

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

The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.  However, we do anticipate a modest increase in deaths every year driven by the aging U.S. population.

Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s and are expected to continue to increase for the foreseeable future.  The increase in the number of cremations in the U.S. has resulted in a contraction in the demand for burial caskets.  This has been a contributing factor to lower burial casket sales volumes for Batesville in each of the last five years.  We expect these trends will continue in the foreseeable future and will likely continue to negatively impact burial casket volumes.

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

Item 2.                                                         PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we own.  At September 30, 2014, the Process Equipment Group operated 17 significant manufacturing facilities located in the U.S. (New Jersey, Kansas, Ohio, Illinois, and Virginia), Germany, Switzerland, China, India, and the United Kingdom.  Seven of these facilities are owned and 10 are leased.  The Process Equipment Group also leases or owns a number of other sales offices in Europe, Asia, Canada, and South America.

At September 30, 2014, Batesville operated five significant manufacturing facilities located in Indiana, Tennessee, Mississippi, and Mexico.  Four of these facilities are owned and one is leased.  Batesville also leases or owns a number of other warehouse distribution centers, service centers, and sales offices in the U.S., United Kingdom, Mexico, Canada, and Australia.

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

For more information on various legal proceedings, see Note 11 to our financial statements included in Part II, Item 8, of this Form 10-K.  That information is incorporated into this Item by reference.

Item 4.                                                         MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.                                                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Hillenbrand common stock is traded on the New York Stock Exchange under the ticker symbol “HI.”  The following table reflects the quarterly range of high and low closing sales prices of our common stock for 2014 and 2013.

	2014		2013
	High	Low	High	Low
First quarter	$29.47	$27.04	$22.76	$18.22
Second quarter	$32.43	$26.13	$25.28	$23.07
Third quarter	$32.72	$29.15	$25.41	$22.88
Fourth quarter	$33.68	$29.43	$27.86	$23.80

On November 12, 2014, we had approximately 2,300 shareholders of record.

On July 24, 2008, our Board of Directors approved the repurchase of $100.0 of our common stock.  The program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2014, we had repurchased approximately 1,700,000 shares for $39.0, which were classified as treasury stock.  We repurchased approximately 527,000 shares of our common stock during 2014, for a total cost of $16.5.  At September 30, 2014, we had $61.0 remaining for share repurchases under the existing Board authorization.

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

	2014	2013	2012
First quarter	$0.1975	$0.1950	$0.1925
Second quarter	$0.1975	$0.1950	$0.1925
Third quarter	$0.1975	$0.1950	$0.1925
Fourth quarter	$0.1975	$0.1950	$0.1925

Item 6.                                                         SELECTED FINANCIAL DATA

(in millions, except per share data):

	2014	2013	2012	2011	2010
Net revenue	$1,667.2	$1,553.4	$983.2	$883.4	$749.2
Gross profit	$589.2	$518.7	$388.9	$369.9	$313.3
Operating profit	$174.5	$118.1	$148.8	$158.6	$137.9
Net income(1)	$109.7	$63.4	$104.8	$106.1	$92.3
Earnings per share - basic	$1.74	$1.01	$1.68	$1.71	$1.49
Earnings per share - diluted	$1.72	$1.01	$1.68	$1.71	$1.49
Cash dividends per share	$0.79	$0.78	$0.77	$0.76	$0.75
Total assets	$1,918.5	$2,003.2	$1,087.5	$1,180.7	$1,048.9
Long-term obligations	$833.6	$961.4	$429.4	$601.4	$559.0
Cash flows provided by operating activities	$179.6	$127.2	$138.2	$189.5	$118.2
Cash flows used in investing activities	$(8.3)	$(441.0)	$(22.5)	$(154.5)	$(348.7)
Cash flows provided by (used in) financing activities	$(155.5)	$336.5	$(211.1)	$(22.0)	$289.8
Capital expenditures	$23.6	$29.9	$20.9	$21.9	$16.3
Depreciation and amortization	$58.4	$89.4	$40.4	$36.1	$28.2

(1) Net income attributable to Hillenbrand

Item 7.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollar amounts in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the year ended September 30, 2014, to the year ended September 30, 2013, and also compares our results for the year ended September 30, 2013, to the year ended September 30, 2012.  Unless otherwise stated, references to years relate to fiscal years. We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog amortization, inventory step-up, business acquisition and integration, restructuring, and litigation.  The measures also exclude the tax benefit of the international integration in 2012 and expenses associated with long-term incentive compensation related to the international integration.  The related income tax for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.  The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded.  We believe this information provides a higher degree of transparency.

An important non-GAAP measure that we use is adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”).  As previously discussed, a part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from HBS to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use Adjusted EBITDA, among other measures, to monitor our business performance.

Another important non-GAAP operational measure used is backlog.  Backlog is not a term recognized under GAAP; however it is a common measurement used in the Process Equipment Group’s industry.  Order backlog represents the amount of consolidated revenue that we expect to realize in the future on contracts awarded to the Process Equipment Group.  Backlog includes expected revenue from large systems, equipment, and to a lesser extent, replacement parts, components, and service.  The length of time that projects remain in backlog can span from days for replacement parts and service to approximately 18 months for larger system sales.  Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that it is reasonably expected to be realized.  For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included, an insignificant portion of which are not wholly-owned by Hillenbrand.

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

Net revenue is analyzed on a constant currency basis to better measure the comparability of results between periods.  We calculate constant currency by translating current year revenue at prior year foreign exchange rates.  This information is provided because exchange rates can distort the underlying change in sales, either positively or negatively.

See page 28 for reconciliations of our non-GAAP measures to the most directly comparable GAAP measures.  There is no GAAP financial measure comparable to backlog; therefore, a quantitative reconciliation of backlog is not provided.

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

Following the acquisition of Coperion, a portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2014.

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

Performance-Based Stock Compensation — The vesting of a portion our performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the performance-based stock award table in Note 9 to our financial statements included in Part II, Item 8, of this Form 10-K.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projection if it has changed significantly.  As a result, depending on the degree to which performance criteria are achieved or our projections change, our expenses related to the performance-based stock awards may become more volatile as we approach the final performance measurement date at the end of the three years.  This increase in volatility stems from the requirement to increase or reduce compensation expense as the projection of performance changes.  Thus, any one period’s financial results could be significantly affected by the cumulative effect of the adjustment.  Preparing the projection of performance requires us to exercise significant judgment as to the expected outcome of final performance up to three years in the future.  In making the projection, we consider both actual results and probable business plans for the future.  At September 30, 2014, we have recorded cumulative compensation expense associated with unvested performance-based stock awards of approximately $4.3, which continues to be subject to periodic adjustments as the related awards approach their final performance measurement dates.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the weighted-average expected rate of return on pension assets and the weighted-average discount rate.  Our weighted-average expected rate of return on pension assets was 6.3%, 6.3%, and 6.4% at the end of 2014, 2013, and 2012, and the weighted-average discount rate at the end of 2014 was 3.2% for the pension plan and 3.7% for the postretirement healthcare plan.  A 50 basis-point change in the expected rate of return on domestic pension assets would change annual pension expense by $1.1.  A 50 basis-point change in the discount rate would change the annual pension expense by $2.1 and the annual postretirement healthcare plan expense by less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon rates and assumptions at September 30, 2014, we expect the aggregate expense associated with our defined benefit plans to decrease to $14.6 in 2015.  See Note 5 to our financial statements included in Part II, Item 8, of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.

Uncertain Income Tax Positions — In assessing the need for reserves for uncertain tax positions, we make judgments regarding the technical merit of a tax position and, when necessary, an estimate of the settlement amount based upon the probability of the outcome.  At September 30, 2014, we had reserves of $8.4 established for uncertain tax positions based upon our estimates.  Our ability to make and update these estimates is limited to the information we have at any given point in time.  This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others.  As information available to us evolves, we update our reserves quarterly.  These updates can result in volatility to our income tax rate (particularly in a given quarter) if new information or developments result in a significant change in our estimate.

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

Asset Impairment Determinations — Goodwill and other intangible assets with indefinite lives, primarily trade names, are not amortized; rather, they are tested for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value may be impaired.

Impairment of goodwill is tested at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment.  For the purpose of the goodwill impairment test, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units.  Such factors we consider in a qualitative analysis include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, entity-specific events, events affecting the reporting unit, and the overall financial performance of the reporting unit.

If we elect to perform or are required to perform a quantitative analysis, the first step is to compare the carrying amount of the reporting unit’s net assets, including goodwill, to the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized.  If the carrying amount exceeds the fair value, then a second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill.  An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill.

In determining the estimated fair value of the reporting units when performing a quantitative analysis, we consider both the market approach and the income approach.  Weighting is equally attributed to both the market and income approaches in arriving at the fair value of the reporting units.

Under the market approach, we utilize the guideline company method, which involves calculating valuation multiples based on operating data from comparable publicly traded companies.  Multiples derived from these companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company.  These multiples are then applied to the operating data for our reporting units to arrive at an indication of value.

Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows utilizing a market-based weighted-average cost of capital determined separately for each reporting unit.

To determine the reasonableness of the calculated fair values of our reporting units, the Company reviews the assumptions described below to ensure that neither the market approach nor the income approach yield significantly different valuations.  We selected these valuation approaches because we believe the combination of these approaches, along with our best judgment regarding underlying assumptions and estimates, provides us with the best estimate of fair value of our reporting units.  We believe these valuation approaches are appropriate for the industry and widely accepted by investors.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions.  While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.  The results of an impairment analysis are as of a point in time.  There is no assurance that actual future earnings or cash flows of our reporting units will not decline significantly from our projections.  We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually.  Those assumptions and estimates include market data and market multiples (9-11 times adjusted EBITDA), discount rates (10-13%), and terminal growth rates (1-3.5%) as well as future levels of revenue growth, operating margins, depreciation, amortization, and working capital requirements, which are based upon the Company’s strategic plan.  Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors.  The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium.

Although there are always changes in assumptions to reflect changing business and market conditions, our overall valuation methodology and the types of assumptions we used have remained unchanged.  While we use the best available information to prepare the cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

We performed our required impairment tests in 2014 and determined that the goodwill allocated to our reporting units was not impaired.  Further, we determined that the estimated fair value substantially exceeded the carrying value for each of the reporting units for which we performed a quantitative analysis.

Similar to goodwill, the Company can elect to perform the impairment test for indefinite-lived intangibles other than goodwill (primarily trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion, to determine if it is more likely than not that the fair values of the trade names are less than the respective carrying values.  If we elect to perform or are required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date.  We estimate the fair value of indefinite-lived intangibles using the relief-from-royalty method.  We believe the relief-from-royalty method is a widely used valuation technique for such assets.  The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use.

We performed our annual indefinite-lived intangible impairment testing in 2014, and determined our indefinite-lived intangible assets were not impaired.  The estimated fair value of each of our trade names exceeds the carrying value by at least 15%.  There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

EXECUTIVE OVERVIEW

Hillenbrand is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands, robust cash generation capabilities, and HBS.  Hillenbrand has two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  Batesville is a recognized leader in the North American death care industry.  Batesville performs several critical roles within the portfolio.  It has a long history of providing strong annual operating cash flows.  As the source of HBS practices, including Lean, Strategy Management, and Talent Development, it provides talent to embed these management practices in acquired companies.

Batesville’s performance has allowed management to invest in acquisitions that provide diversification, with a focus on companies with growth opportunities and an ability to benefit from HBS.  We believe we can most effectively continue to increase shareholder value by leveraging our strong financial position and HBS to continue to build a global diversified industrial company with strong positions in multiple growth-oriented industries.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30
Hillenbrand	2014	2013 (a)	2012
Net revenue	$1,667.2	$1,553.4	$983.2
Gross profit	589.2	518.7	388.9
Operating expenses	414.7	400.6	240.1
Operating profit	174.5	118.1	148.8
Interest expense	23.3	24.0	12.4
Other income (expense), net	8.7	(0.4)	(1.5)
Income tax expense	48.7	28.3	30.1
Net income(1)	109.7	63.4	104.8

(1) Net income attributable to Hillenbrand

(a)         Included ten months of operations related to Coperion following its acquisition on December 1, 2012

Year Ended September 30, 2014, Compared to Year Ended September 30, 2013

Revenue grew $113.8 (7.3%), or $101.5 (6.5%) on a constant currency basis.

•                  The Process Equipment Group’s revenue increased $142.3 (15%), or $127.3 (14%) on a constant currency basis.  The revenue increase was primarily due to two additional months of Coperion revenue compared to 2013.  The revenue increase was also partially attributable to an increase in sales of replacement parts and services.

•                  Batesville’s revenue was $592.2, a decrease of $28.5 (5%), or $25.8 (4%) on a constant currency basis.  The decrease was driven primarily by a decrease in volume ($21.3) and the average selling price ($7.2).

Gross profit grew $70.5 (14%) to $589.2 primarily due to two additional months of Coperion operations in 2014, partially offset by a decrease at Batesville.  Consolidated gross profit margin was 35.3%, an increase of 190 basis points.  On an adjusted basis, which excluded acquisition-related charges and restructuring, gross profit grew $45.4 (8%) to $589.3 and adjusted gross profit margin grew 30 basis points to 35.3%.

•                  The Process Equipment Group’s gross profit grew $81.2 (29%) to $356.5 and was driven primarily by two additional months of Coperion operations and to a lesser extent, increased profitability across the organization.  Gross profit margin increased 370 basis points to 33.2% in 2014.

Gross profit included Coperion acquisition-related charges ($22.0 in 2013) and restructuring ($0.3 in 2014 and $0.3 in 2013).  Excluding these items, adjusted gross profit grew $59.2 (20%) to $356.8.  Adjusted gross profit margin increased 130 basis points to 33.2% in 2014.

•                  Batesville’s gross profit decreased $10.7 (4%) to $232.7 and gross profit margin increased 10 basis points to 39.3% in 2014.  The decrease in gross profit was due to lower volume, offset in part by supply chain cost reduction initiatives.

Gross profit included restructuring charges ($0.2 reduction to cost of goods sold in 2014 and $2.9 of expense in 2013).  Excluding these charges, adjusted gross profit decreased $13.8 (6%) to $232.5 in 2014.  Adjusted gross profit margin decreased 40 basis points in 2014 to 39.3%.

Operating expenses increased $14.1 to $414.7 in 2014, primarily due to two additional months of Coperion operating expenses compared to 2013, a litigation settlement in 2014, increased restructuring charges, and higher compensation and benefits, partially offset by the backlog amortization related to Coperion in 2013 and a decrease in business acquisition costs.  See Note 11 to our financial statements included in Part II, Item 8, of this Form 10-K for more detailed information on the settlement.  Our operating expense to revenue ratio improved by 90 basis points to 24.9% in 2014.  Operating expenses included the following items:

	Year Ended September 30,
	2014	2013
Backlog amortization	$—	$34.5
Business acquisition costs	8.4	16.8
Restructuring charges	5.5	0.9
Litigation expenses	20.8	0.2

On an adjusted basis, which excluded backlog amortization, business acquisition costs, restructuring charges, and litigation expenses, operating expenses increased $31.9 to $380.0, primarily driven by two additional months of Coperion operations and higher compensation and benefits.  Our adjusted operating expense-to-revenue ratio increased by 40 basis points to 22.8% in 2014.

Interest expense decreased $0.7 primarily due to lower weighted-average outstanding borrowings and average interest rates in 2014 compared to 2013.

Other income (expense), net was $8.7 of income in 2014 compared to $0.4 of expense in 2013.  This increase was driven primarily by a $5.2 gain on the exercise of warrants to purchase common stock of Forethought, a $2.8 gain on limited partnership investments, and a $2.5 gain related to the cancellation of a service agreement at Batesville.  See Note 12 to our financial statements included in Part II, Item 8, of this Form 10-K for more detailed information.

The income tax rate was 30.5% in 2014 compared to 30.2% in 2013.  The year-over-year change in the effective tax rate was largely due to net increases in our liability for uncertain tax positions as well as an increase in the net deferred tax liability associated with a higher effective state tax rate.  The increases in the effective tax rate are slightly offset by favorable tax rate benefit for increased income from foreign jurisdictions.  (For more information, see Note 7 to our financial statements included in Part II, Item 8, of this Form 10-K.)  Excluding the tax effect of all adjustments discussed above, our adjusted effective income tax rate was 31.6% in 2014 compared to 29.9% in 2013.

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

Gross profit grew $129.8 (33%) to $518.7 due to growth in both segments.  Consolidated gross profit margin was 33.4%, a decrease of 620 basis points.  On an adjusted basis, which excluded the items described below, gross profit grew $150.8 (38%) to $543.9 and adjusted gross profit margin was 35.0%, a decrease of 500 basis points.

•                  The Process Equipment Group’s gross profit grew $113.8 (70%) to $275.3 and was driven by the Coperion acquisition.  This increase was offset in part by a $15.9 decrease for the rest of the Process Equipment Group due to lower revenue.  Gross profit margin was 29.5% in 2013 compared to 42.9% in 2012.  The decrease in gross profit margin was a reflection of the Coperion acquisition, which includes large systems sales.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margins are lower on these large system sales when compared to the rest of the business.

Gross profit included Coperion acquisition-related charges ($22.0 in 2013) and restructuring charges ($0.3 in 2013 and $0.9 in 2012).  Excluding these items, adjusted gross profit grew $135.2 (83%) to $297.6.  Adjusted gross profit margin decreased from 43.1% in 2012 to 31.9% in 2013.

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

Included in gross profit are restructuring charges ($2.9 in 2013 and $3.3 in 2012).  Excluding these charges, adjusted gross profit grew $15.6 (7%) to $246.3 in 2013.  Adjusted gross profit margin was 39.7%, a 170 basis-point improvement over 2012.

Operating expenses increased $160.5 to $400.6 in 2013, primarily due to the acquisition of Coperion.  Operating expenses as a percentage of revenue increased 140 basis points to 25.8% in 2013.  This includes $10.4 of ongoing amortization expense for the 10 months since Coperion was acquired and the following items:

	Year Ended September 30,
	2013	2012
Backlog amortization	$34.5	$2.5
Business acquisition costs	16.8	4.2
Restructuring charges	0.9	4.3
Litigation expenses	0.2	5.5
Long-term incentive compensation expense related to theInternational integration	—	2.2

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

On an adjusted basis, which excluded backlog amortization, business acquisition costs, restructuring charges, litigation expenses, and long-term incentive compensation expense related to the international integration, operating expenses increased $126.8 to $348.1.  Our adjusted operating expense-to-revenue ratio decreased by 10 basis points to 22.4% in 2013.

Interest expense increased $11.6 due primarily to borrowings in connection with the Coperion acquisition, which led to higher weighted-average principal borrowings and higher interest rates on the revolving credit facility as well as interest expense incurred on the new term loan.

Other income (expense), net was $0.4 of expense in 2013 compared to $1.5 of expense in 2012.  See Note 12 to our financial statements included in Part II, Item 8, of this Form 10-K for more detailed information.

The income tax rate was 30.2% in 2013 compared to 22.3% in 2012.  The year-over-year change in the effective tax rate was largely due to a $10.4 reduction of income tax expense in 2012, attributable to the permanent reinvestment of historical earnings of certain Swiss operations.  (For more information, see Note 7 to our financial statements included in Part II, Item 8, of this Form 10-K.)  The effective income tax rate was favorably impacted in 2013 by the acquisition of Coperion, which produced a larger percentage of income from foreign sources in lower tax rate jurisdictions in 2013.  Excluding the $10.4 tax benefit as well as the tax effect of all other adjustments discussed above, our adjusted effective income tax rate was 29.9% in 2013 compared to 30.5% in 2012.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Year Ended September 30,
	2014		2013 (a)		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,075.0	100.0	$932.7	100.0	$376.4	100.0
Gross profit	356.5	33.2	275.3	29.5	161.5	42.9
Operating expenses	255.1	23.7	257.3	27.6	107.4	28.5
Operating profit	101.4	9.4	18.0	1.9	54.1	14.4
Depreciation and amortization	41.9	3.9	71.1	7.6	23.3	6.2

(a)         Included 10 months of operations related to Coperion following its acquisition on December 1, 2012

Year Ended September 30, 2014, Compared to Year Ended September 30, 2013

Revenue increased $142.3 (15%) or $127.3 (14%) on a constant currency basis.  The revenue increase was primarily due to two additional months of Coperion revenue compared to 2013.   The revenue increase was also partially attributable to an increase in sales of replacement parts and services.

We expect future revenue for the Process Equipment Group to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars.  Based upon new orders accepted, less orders completed and shipped, backlog decreased from $604.3 on September 30, 2013, to $580.4 on September 30, 2014.  On a constant currency basis, backlog at September 30, 2014 would have been $605.8; therefore the decrease in backlog is related to changes in foreign currency rates.

Gross profit grew $81.2 (29%) to $356.5 due to increased revenue, improved efficiency and pricing across the Process Equipment Group and lower acquisition-related charges in 2014.  Gross profit margin increased 370 basis points to 33.2%.

Gross profit included inventory step-up charges related to the Coperion acquisition ($21.8 in 2013), restructuring costs ($0.3 in 2014 and $0.3 in 2013), and business acquisition costs ($0.2 in 2013).  Step-ups in inventory value were recorded at the time of the Coperion acquisition and were subsequently expensed when the inventory was sold.  Excluding these items, adjusted gross profit increased $59.2 (20%) to $356.8 and adjusted gross profit margin increased 130 basis points to 33.2%.

Operating expenses decreased $2.2 to $255.1 and the operating expense-to-revenue ratio improved by 390 basis points to 23.7%.  The decrease is primarily due to backlog amortization related to Coperion in 2013 and a decrease in business acquisition costs, partially offset by two additional months of Coperion operating expenses compared to 2013 and increased restructuring charges.

Operating expenses included backlog amortization ($34.5 in 2013), business acquisition costs ($2.1 in 2014 and $3.1 in 2013), and restructuring costs ($4.0 in 2014 and $0.2 in 2013).  Excluding these charges, adjusted operating expenses increased $29.5 to $249.0 driven by two additional months of Coperion operations and the adjusted operating expense-to-revenue ratio improved 30 basis points to 23.2%.

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

Gross profit grew $113.8 (70%) to $275.3 primarily due to the Coperion acquisition, offset in part by a $15.9 decrease for the rest of the Process Equipment Group due to lower revenue.  Gross profit margin decreased from 42.9% to 29.5%.

The decrease in gross profit margin in 2013 was a reflection of the Coperion acquisition, which includes large system sales.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margins are lower on these large system sales when compared to the rest of the business.

Gross profit included inventory step-up charges related to the Coperion acquisition ($21.8 in 2013), restructuring costs ($0.3 in 2013 and $0.9 in 2012), and business acquisition costs ($0.2 in 2013).  Step-ups in inventory value were recorded at the time of the Coperion acquisition and were subsequently expensed when the inventory was sold.  Excluding these items, adjusted gross profit increased $135.2 (83%) to $297.6 and adjusted gross profit margin decreased from 43.1% to 31.9%.

Operating expenses increased $149.9 to $257.3 and our operating expense-to-revenue ratio decreased to 27.6%.  Operating expenses included 10 months of Coperion operations and ongoing amortization expense ($10.4) related to intangible assets acquired in the Coperion acquisition.

Operating expenses also included backlog amortization ($34.5 in 2013 and $2.5 in 2012), business acquisition costs ($3.1 in 2013), restructuring costs ($0.2 in 2013 and $2.8 in 2012), and long-term incentive compensation related to the international integration ($0.2 in 2012).  Excluding these charges, adjusted operating expenses increased $117.6 to $219.5 and the adjusted operating expense-to-revenue ratio was 23.5% compared to 27.1% in 2012.

OPERATIONS REVIEW — BATESVILLE

	Year Ended September 30,
	2014		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$592.2	100.0	$620.7	100.0	$606.8	100.0
Gross profit	232.7	39.3	243.4	39.2	227.4	37.5
Operating expenses	117.5	19.8	100.1	16.1	99.0	16.3
Operating profit	115.2	19.5	143.3	23.1	128.4	21.2
Depreciation and amortization	15.5	2.6	17.9	2.9	16.6	2.7

Year Ended September 30, 2014, Compared to Year Ended September 30, 2013

Revenue decreased $28.5 (5%) or $25.8 (4%) on a constant currency basis in 2014 to $592.2, driven primarily by a decrease in volume ($21.3) and the average selling price ($7.2). The volume decrease was a result of the decline in burial product demand driven by fewer deaths year-over-year coupled with an increased rate at which families are choosing cremation.

Gross profit decreased 4% to $232.7 in 2014 and gross profit margin improved 10 basis points to 39.3%.  The decrease in gross profit was due to lower volume, offset in part by supply chain cost reduction initiatives.

Gross profit included restructuring charges ($0.2 reduction to cost of goods sold in 2014 and $2.9 of expense in 2013).  Excluding these charges, adjusted gross profit decreased $13.8 (6%) to $232.5 in 2014.  Adjusted gross profit margin decreased 40 basis points in 2014 to 39.3%.

Operating expenses increased $17.4 (17%) to $117.5 in 2014 primarily due to a litigation settlement, partially offset by decreased variable compensation expense. See Note 11 to our financial statements included in Part II, Item 8, of this Form 10-K for more detailed information on the settlement. The operating expense-to-revenue ratio increased 370 basis points to 19.8%.

Operating expenses included restructuring charges ($0.5 in 2013) and a litigation settlement ($20.8 in 2014 and $0.2 in 2013).  Excluding these charges, adjusted operating expenses decreased 3% to $96.7, and the adjusted operating expense-to-revenue ratio increased by 30 basis points to 16.3%.

Year Ended September 30, 2013, Compared to Year Ended September 30, 2012

Revenue increased $13.9 (2%) to $620.7 in 2013 and was driven primarily by an increase in the average selling price ($10.1) and volume ($3.8).  Changes in foreign currency exchange rates did not have a significant impact on revenue year over year. Based on preliminary U.S. and Canadian mortality information, the death care industry experienced a year-over-year increase in deaths that was slightly higher than the estimated increase of families choosing cremation.  This increase resulted in flat to slightly increasing burial product demand versus 2012.

Gross profit increased 7% to $243.4 in 2013 and gross profit margin improved 170 basis points to 39.2%.  The increase in gross profit was primarily driven by an increase in the average selling price in 2013 ($10.1), savings from structural changes implemented in 2012 that benefitted 2013 ($3.2), and higher volumes ($2.1), offset in part by savings in 2012 related to changes in employee benefits and other estimates ($2.3).

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

Operating expenses included restructuring charges ($0.5 in 2013 and $0.6 in 2012), litigation expense ($0.2 in 2013 and $5.5 in 2012), and long-term incentive compensation related to the international integration ($0.8 in 2012).  Excluding these charges, adjusted operating expenses increased 8% to $99.3, and the adjusted operating expense-to-revenue ratio increased by 80 basis points to 16.0%.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2014		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Core operating expenses	$34.3	2.1	$29.3	1.9	$27.4	2.8
Business acquisition costs	6.3	0.3	13.7	0.9	4.2	0.4
Long-term incentive compensation related to the international integration	—	—	—	—	1.2	0.1
Restructuring costs	1.5	0.1	0.2	—	0.9	0.1
Operating expenses	$42.1	2.5	$43.2	2.8	$33.7	3.4

Depreciation and amortization	1.0		0.4		0.5

Year Ended September 30, 2014, Compared to Year Ended September 30, 2013

Core operating expenses increased $5.0 (17.1%) in 2014 primarily due to higher compensation and benefits.  These expenses as a percentage of revenue were 2.1%, an increase of 20 basis points compared to 1.9% in 2013.  Restructuring charges ($1.5) represent expenses associated with the realignment of our executive management team.

Business acquisition costs include legal, tax, accounting and other advisory fees and due diligence costs associated with investigating opportunities.  It is a consequence of our acquisition strategy that from time to time we incur costs to investigate opportunities that ultimately do not result in a consummated transaction.  The depth of these efforts and the significance of the associated costs fluctuate from time to time.

Year Ended September 30, 2013, Compared to Year Ended September 30, 2012

Core operating expenses increased $1.9 (7%) in 2013.  The year-over-year increase was driven by increased incentive compensation ($1.5).  These expenses as a percentage of revenue were 1.9%, an improvement of 90 basis points compared to 2.8% in 2012.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following are reconciliations from GAAP operating performance measures to the relevant non-GAAP (adjusted) performance measures.

	Year Ended September 30,
	2014				2013				2012
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$1,078.0	$(0.1	)(a)	$1,077.9	$1,034.7	$(25.2	)(d)	$1,009.5	$594.3	$(4.2	)(h)	$590.1
Operating expenses	414.7	(34.7	)(b)	380.0	400.6	(52.5	)(e)	348.1	240.1	(18.8	)(i)	221.3
Interest expense	23.3	—		23.3	24.0	(1.2	)(f)	22.8	12.4	—		12.4
Other income (expense), net	8.7	—		8.7	(0.4)	(1.1	)(g)	(1.5)	(1.5)	—		(1.5)
Income tax expense	48.7	12.9	(c)	61.6	28.3	22.9	(c)	51.2	30.1	18.1	(j)	48.2
Net income(1)	109.7	21.9		131.6	63.4	54.9		118.3	104.8	4.9		109.7
Diluted EPS	1.72	0.34		2.06	1.01	0.87		1.88	1.68	0.08		1.76

Ratios:
Gross margin	35.3%	0.0%		35.3%	33.4%	1.6%		35.0%	39.6%	0.4%		40.0%
Operating expenses as a % of revenue	24.9%	(2.1)%		22.8%	25.8%	(3.4)%		22.4%	24.4%	(1.9)%		22.5%

(1) Net income attributable to Hillenbrand

P = Process Equipment Group; B = Batesville; C = Corporate
(a)	Restructuring ($0.3P, $0.2 credit B)
(b)	Business acquisition costs ($2.1P, $6.3C), restructuring ($4.0P, $1.5C), litigation ($20.8B)
(c)	Tax effect of adjustments
(d)	Inventory step-up ($21.8P), restructuring ($0.3P, $2.9B), business acquisition costs ($0.2P)
(e)	Backlog amortization ($34.5P), business acquisition costs ($3.1P, $13.7C), restructuring ($0.2P, $0.5B, $0.2C), litigation ($0.2B), other ($0.1B)
(f)	Business acquisition costs ($1.2C)
(g)	Acquisition-related foreign currency transactions ($0.8C), business acquisition costs ($0.2C), other ($0.1B)
(h)	Restructuring ($0.9P, $3.3B)
(i)

Litigation ($5.5B), restructuring ($2.8P, $0.6B, $0.9C), business acquisition costs ($4.2C), backlog amortization ($2.5P), long—term incentive compensation related to the international integration ($0.2P, $0.8B, $1.2C), other ($0.1B)

(j)	Tax benefit of the international integration ($10.4), tax effect of adjustments ($7.7)

	Year Ended September 30,
	2014	2013	2012
Net income of consolidated and affiliated subsidiaries	$111.2	$65.4	$104.8
Interest income	(0.8)	(0.6)	(0.5)
Interest expense	23.3	24.0	12.4
Income tax expense	48.7	28.3	30.1
Depreciation and amortization	58.4	89.4	40.4
EBITDA	$240.8	$206.5	$187.2
Litigation	20.8	0.2	5.5
Long-term incentive compensation related to the international integration	—	—	2.2
Restructuring	5.5	2.8	8.3
Inventory step-up	—	21.8	—
Business acquisition costs	8.4	16.0	4.2
Other	—	0.2	—
EBITDA - Adjusted	$275.5	$247.5	$207.4

Adjusted EBITDA for 2014 compared to 2013 increased $28.0 (11%), primarily due to two additional months of Coperion operations compared to 2013, a $5.2 gain from the exercise of warrants to purchase common stock of Forethought, a $2.8 gain on limited partnership investments, and a $2.5 gain related to the cancellation of a service agreement.  The growth in the Process Equipment Group and the gains noted above more than offset the impact of lower volume and average selling price in the Batesville segment.  Adjusted EBITDA for 2013 compared to 2012 increased $40.1 (19.3%), due primarily to the acquisition of Coperion and increased volume at Batesville.

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing 2014 to 2013.  We discuss how we see cash flow being affected for the next 12 months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

We believe the 12-month outlook for our business remains strong.  As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.  Our debt financing includes long-term notes, a term loan, and a revolving credit facility as part of our overall financing strategy.  We believe we continue to have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access long-term financing, we had $455.9 of maximum borrowing capacity available under the revolving credit facility as of September 30, 2014.  $380.6 of borrowing capacity is immediately available based on our leverage covenant at September 30, 2014, with additional amounts available in the event of a qualifying acquisition.  The available borrowing capacity reflects a reduction of $14.5 for outstanding letters of credit issued under the facility.  The Company has the ability to increase the total borrowing capacity under the revolving credit facility by an additional $300.0 subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of September 30, 2014, we had credit arrangements totaling $246.1, under which $188.1 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”) entered into in June 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The LG Facility matures in June 2018, or earlier, should we elect to discontinue or fail to replace our primary credit facility, which expires in July 2017.  The Company has the ability to increase the total capacity under the LG facility by an additional €70.0 subject to approval of the lenders.  There were no direct cash borrowings under these credit arrangements as of September 30, 2014.

We have significant operations outside the U.S.  The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $46.8 at September 30, 2014.  We do not intend, nor do we foresee a need, to repatriate these funds;

however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

Our anticipated contribution to our pension plans in 2015 is $16.0.  We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2014, which will require approximately $12.4 each quarter based on our outstanding common stock at September 30, 2014.  We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  We repurchased approximately 527,000 shares of our common stock in 2014, for a total cost of $16.5.

We expect existing cash, cash flows from operations, and the issuance of debt to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on all of the aforementioned factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

	Year Ended September 30,
(in millions)	2014	2013	2012
Cash flows provided by (used in)
Operating activities	$179.6	$127.2	$138.2
Investing activities	(8.3)	(441.0)	(22.5)
Financing activities	(155.5)	336.5	(211.1)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.2)	0.1
Increase (decrease) in cash and cash equivalents	$15.3	$22.5	$(95.3)

Operating Activities

Cash provided by operating activities in 2014 compared to 2013 increased $52.4 (41%) primarily due to two additional months of Coperion operations, improvement in working capital requirements at Coperion, and lower acquisition and integration spending. These increases were partially offset by the timing of federal income tax payments ($55.8).

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

Investing Activities

Cash used in investing activities in 2014 compared to 2013 was largely impacted by decreased acquisition activity ($0 paid in 2014, compared to $415.7 paid in 2013, primarily related to Coperion), and decreased capital expenditures in 2014 ($6.3).

Cash used in investing activities in 2013 compared to 2012 was largely impacted by increased acquisition activity ($415.7 paid in 2013, primarily related to Coperion, compared to $4.4 paid in 2012), and increased capital expenditures in 2013 ($9.0).

Financing Activities

Cash provided by (used in) financing activities was largely impacted by our acquisition activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities in 2014 was $155.5 compared to cash provided by financing activities in 2013 of $336.5.  We had net repayments of $104.1 in 2014 compared to net borrowings of $385.6 in 2013.  This change was due primarily to the acquisition of Coperion in 2013.

Cash provided by financing activities in 2013 was $336.5 compared to cash used by financing activities in 2012 of $211.1.  Net borrowings of $385.6 in 2013 were due primarily to the acquisition of Coperion, including net borrowings on the term loan ($190.0) and the revolving credit facility ($195.6).  During 2012, we made $162.3 of net repayments on our revolving credit facility.

We returned over $49.7 to shareholders in 2014 in the form of quarterly dividends.  We increased our quarterly dividend in 2014 to $0.1975 per common share from $0.1950 paid during 2013 and $0.1925 paid in 2012.  We repurchased approximately 527,000 shares of our common stock during 2014, for a total cost of $16.5.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Inflation

The effect of broad-based inflation on the Company’s revenues and net earnings was not significant in 2014, 2013, or 2012.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations as of September 30, 2014.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the financial statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$—	$—	$150.0
Revolving credit facility (1)	229.6	—	229.6	—	—
Term loan	180.0	15.0	165.0	—	—
Interest on financing agreements (2)	62.6	13.9	25.7	16.5	6.5
Operating lease obligations (noncancellable)	107.8	20.1	26.7	14.9	46.1
Purchase obligations (3)	162.4	149.0	13.4	—	—
Defined benefit plan funding (4)	216.9	16.8	21.3	28.1	150.7
Other long-term liabilities (5)	21.5	4.1	5.6	2.9	8.9
Capital call arrangements (6)	1.6	1.6	—	—	—
Total contractual obligations	$1,132.4	$220.5	$487.3	$62.4	$362.2

(1)	Our revolving credit facility expires in July 2017. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.
(2)

Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility and term loan at their current rate at September 30, 2014.

(3)

Agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(4)	Includes both projected contributions to achieve minimum funding objectives and additional discretionary contributions, where currently planned.
(5)	Included the estimated liquidation of liabilities related to our casket pricing obligation, self-insurance reserves, and long-term severance payments.
(6)	We could be called upon by our private equity limited partnership investments to provide a maximum of $1.6 in additional funds.
(7)

We have excluded our $8.4 liability related to uncertain tax positions from the table as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.

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

At September 30, 2014, we had $229.6 outstanding under our $700.0 revolving credit facility and $180.0 outstanding under a related term loan.  We are subject to interest rate risk associated with our revolving credit facility and related term loan, which bear a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Assuming these borrowings remain at $409.6 for 12 months, a one percentage point change in the related interest rates would increase or decrease our annual interest expense by approximately $4.1; a $1.1 decrease in interest rate exposure over 2013.

We are subject to volatility in our investment portfolio.  The investment portfolio included interests in private equity limited partnerships with a carrying value of $12.1 at September 30, 2014.  These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments, and other factors.  The changes in the fair value of the limited partnerships’ underlying investment portfolios can impact us significantly because we record our share of the change in our income statement under the equity method of accounting.

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  As of September 30, 2014, a 10% change in the foreign exchange rates affecting unhedged balance sheet exposures would have impacted pre-tax earnings by less than 3%.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation/depreciation of all applicable currencies versus the U.S. dollar would be to change shareholders’ equity by approximately $74 as of September 30, 2014.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework, issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2014.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Vice President, Controller and Chief Accounting Officer

By:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

By:	/s/ Joe A. Raver
Joe A. Raver
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand, Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 19, 2014

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended September 30,
	2014	2013	2012
Net revenue	$1,667.2	$1,553.4	$983.2
Cost of goods sold	1,078.0	1,034.7	594.3
Gross profit	589.2	518.7	388.9
Operating expenses	414.7	400.6	240.1
Operating profit	174.5	118.1	148.8
Interest expense	23.3	24.0	12.4
Other income (expense), net	8.7	(0.4)	(1.5)
Income before income taxes	159.9	93.7	134.9
Income tax expense	48.7	28.3	30.1
Consolidated net income	111.2	65.4	104.8
Less: Net income attributable to noncontrolling interests	1.5	2.0	—
Net income(1)	$109.7	$63.4	$104.8

Net income(1) — per share of common stock
Basic earnings per share	$1.74	$1.01	$1.68
Diluted earnings per share	$1.72	$1.01	$1.68
Weighted-average shares outstanding — basic	63.2	62.7	62.2
Weighted-average shares outstanding — diluted	63.8	63.0	62.4

Cash dividends per share	$0.79	$0.78	$0.77

(1) Net income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended September 30,
	2014	2013	2012
Consolidated net income	$111.2	$65.4	$104.8
Other comprehensive (loss) income, net of tax
Currency translation	(36.4)	14.7	(4.2)
Pension and postretirement (net of tax of $6.5, $15.2, and $2.0)	(13.0)	25.5	2.0
Net unrealized (loss) gain on derivative instruments (net of tax of $0.1, $0.2, and $0.2)	(1.5)	0.5	(0.5)
Net unrealized gain (loss) on available-for-sale securities (net of tax of $—, $0.1, and $0.1)	—	(0.2)	(0.2)
Total other comprehensive (loss) income, net of tax	(50.9)	40.5	(2.9)
Consolidated comprehensive income	60.3	105.9	101.9
Less: Comprehensive income attributable to noncontrolling interests	1.4	1.5	—
Comprehensive income(2)	$58.9	$104.4	$101.9

(2) Comprehensive income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$58.0	$42.7
Trade receivables, net	191.0	213.4
Unbilled receivables from long-term manufacturing contracts	149.3	142.1
Inventories	168.5	177.5
Deferred income taxes	30.5	22.3
Prepaid expenses	19.0	20.4
Other current assets	21.5	21.0
Total current assets	637.8	639.4
Property, plant, and equipment, net	159.5	171.9
Intangible assets, net	510.5	558.6
Goodwill	570.7	585.8
Other assets	40.0	47.5
Total Assets	$1,918.5	$2,003.2

LIABILITIES
Current Liabilities
Trade accounts payable	$192.6	$183.2
Liabilities from long-term manufacturing contracts and advances	76.1	80.9
Current portion of long-term debt	15.0	10.0
Accrued compensation	69.6	59.6
Deferred income taxes	20.7	12.1
Other current liabilities	117.1	119.7
Total current liabilities	491.1	465.5
Long-term debt	543.5	654.3
Accrued pension and postretirement healthcare	200.9	190.3
Deferred income taxes	55.4	75.4
Other long-term liabilities	33.8	41.4
Total Liabilities	1,324.7	1,426.9

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.5 and 63.1 shares issued, 62.9 and 62.9 shares outstanding)	—	—
Additional paid-in capital	342.1	321.7
Retained earnings	311.7	252.2
Treasury stock (0.6 and 0.2 shares)	(18.3)	(4.2)
Accumulated other comprehensive loss	(52.2)	(1.4)
Hillenbrand Shareholders’ Equity	583.3	568.3
Noncontrolling interests	10.5	8.0
Total Shareholders’ Equity	593.8	576.3

Total Liabilities and Equity	$1,918.5	$2,003.2

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended September 30,
	2014	2013	2012
Operating Activities
Consolidated net income	$111.2	$65.4	$104.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58.4	89.4	40.4
Deferred income taxes	(8.2)	(23.6)	(5.0)
Net (gain) loss on disposal or impairment of property	(1.1)	1.4	3.3
Net gain on investments	(5.2)	(0.3)	(0.2)
Equity in net (income) loss from affiliates	(2.8)	1.3	(1.6)
Share-based compensation	7.5	6.4	8.7
Trade accounts receivable and receivables on long-term manufacturing contracts	1.0	(38.9)	(18.5)
Inventories	3.3	26.5	(6.2)
Prepaid expenses and other current assets	(0.6)	(4.5)	(7.7)
Trade accounts payable	18.3	0.1	4.9
Accrued expenses and other current liabilities	29.1	(24.8)	8.6
Income taxes payable	(23.3)	27.9	(0.1)
Defined benefit plan funding	(20.1)	(20.8)	(4.0)
Defined benefit plan expense	14.5	17.7	12.5
Other, net	(2.4)	4.0	(1.7)
Net cash provided by operating activities	179.6	127.2	138.2

Investing Activities
Capital expenditures	(23.6)	(29.9)	(20.9)
Proceeds from sales of property, plant, and equipment	7.5	1.6	—
Acquisitions of businesses, net of cash acquired	—	(415.7)	(4.4)
Proceeds from investments	5.8	1.7	0.8
Return of investment capital from affiliates	2.0	1.3	2.0
Net cash used in investing activities	(8.3)	(441.0)	(22.5)

Financing Activities
Proceeds from term loan	—	200.0	—
Repayments on term loan	(10.0)	(10.0)	—
Proceeds from revolving credit facilities, net of financing costs	316.6	710.3	545.7
Repayments on revolving credit facilities	(410.7)	(514.7)	(708.0)
Payment of dividends on common stock	(49.7)	(48.7)	(47.6)
Repurchases of common stock	(16.5)	—	—
Net proceeds (payments) on stock plans	14.6	(0.4)	(1.2)
Other, net	0.2	—	—
Net cash (used in) provided by financing activities	(155.5)	336.5	(211.1)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.2)	0.1

Net cash flows	15.3	22.5	(95.3)

Cash and cash equivalents:
At beginning of period	42.7	20.2	115.5
At end of period	$58.0	$42.7	$20.2

Cash paid for interest	$21.0	$21.7	$11.3
Cash paid for income taxes	$80.2	$24.4	$35.3

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Shareholders of Hillenbrand, Inc.
						Accumulated
						Other
		Additional				Comprehensive
	Common Stock	Paid-in	Retained	Treasury Stock		Income	Noncontrolling
	Shares	Capital	Earnings	Shares	Amount	(Loss)	Interests	Total
Balance at September 30, 2011	63.4	$317.0	$182.7	0.9	$(17.1)	$(39.5)	$—	$443.1
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(2.9)	—	(2.9)
Net income	—	—	104.8	—	—	—	—	104.8
Issuance/retirement of stock for stock awards/options	(0.2)	(6.7)	—	(0.3)	5.6	—	—	(1.1)
Share-based compensation	—	8.7	—	—	—	—	—	8.7
Dividends	—	1.2	(48.8)	—	—	—	—	(47.6)
Other	—	1.7	(0.4)	—	—	—	—	1.3
Balance at September 30, 2012	63.2	321.9	238.3	0.6	(11.5)	(42.4)	—	506.3
Acquisition of noncontrolling interests	—	—	—	—	—	—	6.5	6.5
Total other comprehensive income (loss), net of tax	—	—	—	—	—	41.0	(0.5)	40.5
Net income	—	—	63.4	—	—	—	2.0	65.4
Issuance/retirement of stock for stock awards/options	(0.1)	(7.8)	—	(0.4)	7.3	—	—	(0.5)
Share-based compensation	—	6.4	—	—	—	—	—	6.4
Dividends	—	0.8	(49.5)	—	—	—	—	(48.7)
Other	—	0.4	—	—	—	—	—	0.4
Balance at September 30, 2013	63.1	321.7	252.2	0.2	(4.2)	(1.4)	8.0	576.3
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(50.8)	(0.1)	(50.9)
Net income	—	—	109.7	—	—	—	1.5	111.2
Issuance/retirement of stock for stock awards/options	0.4	12.2	—	(0.1)	2.4	—	—	14.6
Share-based compensation	—	7.5	—	—	—	—	—	7.5
Purchases of common stock	—	—	—	0.5	(16.5)	—	—	(16.5)
Dividends	—	1.0	(50.5)	—	—	—	(0.2)	(49.7)
Other	—	(0.3)	0.3	—	—	—	1.3	1.3
Balance at September 30, 2014	63.5	$342.1	$311.7	0.6	$(18.3)	$(52.2)	$10.5	$593.8

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

Correction of Errors

During the first quarter of 2014, we recorded an adjustment to operating expenses to correct errors related to the accounting for sales commissions at Coperion in 2013.  The adjustment reduced operating expenses in the first quarter of 2014 by $2.0, which should have been recorded in 2013.  In connection with this same issue, we identified a classification error of $8.5 between operating expenses and cost of goods sold in 2013.  These corrections decreased operating expenses and increased cost of goods sold by $8.5 for the year ended September 30, 2013.  We believe the impact of these income statement classification errors and the $2.0 adjustment to correct a prior period error was immaterial to our consolidated financial statements for the current and prior periods.

2.             Summary of Significant Accounting Policies

Basis of presentation — The consolidated financial statements include the accounts of Hillenbrand and its subsidiaries, including Coperion Capital GmbH (“Coperion”), which was acquired in December 2012.  The acquisition of Coperion included a few small subsidiaries where Coperion’s ownership percentage was less than 100%.  The portion of the business that is not owned by the Company is presented as noncontrolling interests within equity in the balance sheets.  Income attributable to the noncontrolling interests is separately reported within the statements of income.  All significant intercompany accounts and transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the 2014 presentation.

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

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing accounts receivable portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered.   We generally hold trade accounts receivable until they are collected.  At September 30, 2014 and 2013, we had reserves against trade receivables of $19.2 and $19.3.

Inventories are valued at the lower of cost or market.  Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 26% and 25% of inventories at September 30, 2014 and 2013.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods.  If the FIFO method of inventory accounting, which approximates current cost, had been used for inventory accounted for using the LIFO method, they would have been approximately $14.4 and $13.7 higher than reported at September 30, 2014 and 2013.

	September 30,
	2014	2013
Raw materials and components	$53.2	$58.3
Work in process	73.3	74.8
Finished goods	42.0	44.4
Total inventories	$168.5	$177.5

Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method based on estimated useful lives of five to 40 years for buildings and improvements and three to 10 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected in the Company’s income from operations. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. Total depreciation expense for 2014, 2013, and 2012 was $26.8, $25.3, and $18.7.

	September 30, 2014		September 30, 2013
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$15.5	$(3.5)	$17.0	$(3.5)
Buildings and building equipment	99.4	(58.4)	101.8	(57.6)
Machinery and equipment	322.9	(216.4)	316.8	(202.6)
Total	$437.8	$(278.3)	$435.6	$(263.7)

Intangible assets are stated at the lower of cost or fair value.  With the exception of trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 22 years, representing the period over which we expect to receive future economic benefits from these assets.  We assess the carrying value of trade names annually, or more often if events or changes in circumstances indicate there may be impairment.  Total amortization expense for 2014, 2013, and 2012 was $31.6, $64.1, and $21.7.  Estimated amortization expense related to intangible assets for the next five years is: $29.4 in 2015, $26.9 in 2016, $26.6 in 2017, $25.9 in 2018, and $24.9 in 2019.

	September 30, 2014		September 30, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$6.1	$(5.9)	$6.1	$(5.9)
Customer relationships	393.3	(64.5)	405.1	(45.1)
Technology, including patents	67.3	(23.6)	70.6	(16.3)
Software	40.4	(33.0)	41.3	(31.9)
Other	0.6	(0.4)	0.6	(0.4)
	507.7	(127.4)	523.7	(99.6)
Indefinite-lived assets:
Trade names	130.2	—	134.5	—

Total	$637.9	$(127.4)	$658.2	$(99.6)

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total

Balance September 30, 2012	$298.0	$5.7	$303.7
Acquisitions	267.8	2.6	270.4
Foreign currency adjustments	11.7	—	11.7
Balance September 30, 2013	577.5	8.3	585.8
Adjustments	6.0	—	6.0
Foreign currency adjustments	(21.1)	—	(21.1)
Balance September 30, 2014	$562.4	$8.3	$570.7

Investments — Our investment portfolio consists of investments in private equity limited partnerships.  The carrying value of the portfolio was $12.1 and $11.3 at September 30, 2014 and 2013 and is included in other assets on the balance sheets.  At September 30, 2013, the balance included $1.0 of warrants to purchase the common stock of Forethought Financial Group, Inc., which was acquired by a third-party in 2014.  These warrants were exercised in 2014 for $6.2 resulting in a $5.2 gain.  We use the equity method of accounting for substantially all private equity limited partnerships, with earnings or losses reported in “other income (expense), net” in the income statements.  Certain of these investments require commitments by us to provide additional funding of up to $1.6.  The timing of funding is uncertain, but is expected to occur over the next three to five years.  We regularly evaluate all investments for possible impairment.

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

Self-insurance — We are self-funded up to certain limits for product and general liability, workers compensation, and auto liability insurance programs, as well as certain employee health benefits including medical, drug, and dental.  These policies have deductibles and self-funded retentions up to $0.5 per occurrence, depending upon the type of coverage and policy period.  Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and outside actuarial analysis.  The outside actuarial analysis is based on historical information along with certain assumptions about future events.  These reserves are classified as other current and other long-term liabilities within the balance sheets.

Treasury stock consists of our common shares that have been issued, but subsequently reacquired.  We account for treasury stock purchases under the cost method.  When these shares are reissued, we use an average-cost method to determine cost.  Proceeds in excess of cost are credited to additional paid-in capital.

On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of common stock.  The program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2014, we had repurchased approximately 1,727,000 shares for $39.0, which were classified as treasury stock.  During 2014, approximately 527,000 shares were repurchased, for a cost of $16.5.  In 2014 and 2013, approximately 100,000 shares and 400,000 shares were issued from treasury stock under our stock compensation programs.  At September 30, 2014, we had $61.0 remaining for share repurchases under the existing Board authorization.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2014 and 2013.

Accumulated other comprehensive loss included all changes in Hillenbrand shareholders’ equity during a period except those that resulted from investments by or distributions to our shareholders.

	September 30,
	2014	2013
Currency translation	$(4.9)	$31.4
Pension and postretirement (net of taxes of $26.4 and $19.7)	(46.0)	(33.0)
Unrealized (loss) gain on derivative instruments (net of taxes of $0.6 and $0.1)	(1.3)	0.2
Accumulated other comprehensive loss	$(52.2)	$(1.4)

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

Following the acquisition of Coperion, a portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2014.

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

Research and development costs are expensed as incurred as a component of operating expenses and were $14.4, $12.2, and $5.2 for 2014, 2013, and 2012.

Warranty costs — We provide for the estimated warranty cost of a product at the time revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections.  Our warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold.  The Process Equipment Group generally offers a one to two-year warranty on a majority of its products.  It engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $18.4 and $17.4 for 2014 and 2013.  Warranty costs were $4.5, $4.0, and $2.6 for 2014, 2013, and 2012.

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

Derivative financial instruments — The Company has hedging programs in place to manage its currency exposures.  The objectives of our hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities.   Under these programs, we use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms from one to 24 months.  The aggregate notional amount of these derivative instruments was $123.3 and $165.8 at September 30, 2014 and 2013.

We measure all derivative instruments at fair value and report them on our balance sheets as assets or liabilities.  Derivative instruments designated as hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive gain (loss).  Derivative instruments designated to hedge foreign currency exposures within our balance sheet have an offsetting amount recorded in “other income (expense), net”.  The carrying value of all of these contracts at fair value resulted in assets of $1.2 and $1.5 (included in other current assets) and liabilities of $4.1 and $0.5 (included in other current liabilities) at September 30, 2014 and 2013.  See Note 13 for additional information on the fair value of our derivative instruments.

Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  Gains and losses on derivative instruments reported in accumulated other comprehensive gain (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  The amounts recognized in accumulated other comprehensive income (loss) and subsequently through earnings were not significant for 2014 and 2013.  Net gains and losses on all derivative instruments were substantially offset by foreign exchange effects on the hedged items.

The Company does not enter into derivative contracts for purposes of speculation.

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

Business acquisition and transition costs are expensed as incurred, and are reported as a component of cost of goods sold, operating expenses, interest expense, and “other income (expense), net”.  We define these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with the evaluation and effort to acquire specific businesses.  Business acquisition and transition costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of our business development department.

Restructuring costs may occur when we take action to exit or significantly curtail a part of our operations or change the deployment of assets or personnel.  A restructuring charge can consist of an impairment or accelerated depreciation of effected assets, severance costs associated with reductions to the workforce, and charges for legal obligations for which no future benefit will be derived.

Recently adopted accounting standards — In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components.  An entity is required to present significant amounts reclassified from each component of accumulated other comprehensive income and the income statement affected by the reclassification.  The new disclosure requirements became effective and were adopted for our fiscal year beginning October 1, 2013.  The adoption of this disclosure-only guidance did not have an impact on our consolidated financial statements.

Recently issued accounting standards — In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions.  Under ASU 2013-11, UTBs will be netted against all available same—jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  ASU 2013-11 will be effective for our fiscal year beginning October 1, 2014.  We do not expect the adoption of ASU 2013-11 to have a significant impact on our consolidated financial statements.

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

Based in Stuttgart, Germany, Coperion is a global leader in the manufacture of compounding, extrusion, and material handling equipment used in a broad range of industries, including plastics, chemicals, food processing, and pharmaceutical.  Coperion has been in business since 1879, and operates nine manufacturing sites in Germany, the United States (“U.S.”), China, and India, and has sales offices in approximately 30 locations in the Americas, Europe, and Asia.  Coperion had approximately 2,000 employees worldwide as of September 30, 2014.  Approximately one-third of Coperion’s revenue is derived from replacement parts and service, generating a large portion of recurring business due to its well-positioned service network and active installed base of equipment across the world.

This acquisition was the largest in the Company’s history and represented an important step in the execution of our strategic plans to further diversify Hillenbrand and accelerate the growth of the Process Equipment Group.  Combining our product offerings to provide a more complete system solution is our highest priority from an integration perspective.  In addition, we believe leveraging Coperion’s global infrastructure will enable the existing businesses within the Process Equipment Group to enter new global markets more quickly.  We also expect the Process Equipment Group’s existing strong U.S. sales network will enhance Coperion’s expansion in North America.  Finally, the application of the Company’s Lean expertise and other core competencies to Coperion’s operations is expected to contribute to improved margins and increased customer satisfaction.

The following table summarizes fair values of the assets acquired and liabilities assumed in the Coperion acquisition:

December 1, 2012
Cash and cash equivalents	$32.8
Inventory	112.4
Current assets, excluding cash and cash equivalents and inventory	180.0
Property, plant, and equipment	54.4
Identifiable intangible assets	291.8
Goodwill	273.8
Other assets	2.1
Total assets	947.3

Current liabilities	287.3
Accrued pension obligations	129.9
Deferred income taxes	67.3
Other long-term liabilities	6.7
Total liabilities	491.2

Noncontrolling interests	8.2

Aggregate purchase price	$447.9

Final purchase accounting adjustments were made in 2014 that increased the accrued pension obligations ($4.3) based on finalization of the actuarial analysis for Coperion’s defined benefit plans.  In addition, adjustments were made to increase current liabilities ($1.3) and noncontrolling interests ($1.7) and decrease deferred income taxes ($1.3).  Total purchase accounting adjustments increased goodwill by $6.0 in 2014.  These adjustments are reflected in the table above.

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

The unaudited pro forma information for the periods set forth below gives effect to the Coperion acquisition as if it had occurred at the beginning of 2012.  It included adjustments for additional interest expense, depreciation, and amortization.  Acquisition costs of $16.6 and backlog amortization and inventory step-up costs of $56.3 are not included in the pro forma information for 2013.  The unaudited pro forma information is presented for informational purposes only and does not necessarily reflect the results of operations that would actually have been achieved had the acquisition been consummated as of that time.

Fiscal Year Ended
September 30, 2013
Pro forma net revenue	$1,668.6
Pro forma net income(1)	118.4
Pro forma basic earnings per share	1.89
Pro forma diluted earnings per share	1.88

(1)Pro forma net income attributable to Hillenbrand

Other Acquisitions

Batesville completed an acquisition in 2012 with a net purchase price of $5.9.  Final estimation of the fair value resulted in $2.6 of goodwill.

We incurred $8.4 of business acquisition and integration costs during 2014 recorded in operating expenses.

4.              Financing Agreements

	September 30,
	2014	2013
$700 revolving credit facility (excluded outstanding letters of credit)	$229.6	$325.5
$200 term loan	180.0	190.0
$150 senior unsecured notes, net of discount	148.9	148.8
Total debt	558.5	664.3
Less: current portion	15.0	10.0
Total long-term debt	$543.5	$654.3

The following table summarizes the scheduled maturities of long-term debt for 2015 through 2019:

Amount
2015	$15.0
2016	20.0
2017	374.6
2018	—
2019	—

The Company has a senior unsecured credit facility (the “Facility”) which matures in July 2017.  The Facility provides for revolving loans of up to $700.0, plus a term loan in the amount of $200.0.  Borrowings under the Facility bear interest at variable rates plus a margin amount based upon our leverage.  There is also a facility fee based upon our leverage.  All amounts due under the Facility mature upon expiration.  The term loan will amortize so that 35% of the principal will be repaid over approximately a five-year term, with the balance due at maturity.  The Company also has the ability, under certain circumstances and with the lenders’ approval, to increase the total borrowing capacity under the Facility by $300.0.  Deferred financing costs of $3.8 are being amortized to interest expense over the term of the Facility.  These borrowings are classified as long-term, with the exception of the term loan, where payments due within the next 12 months are classified as current.

With respect to the Facility, as of September 30, 2014, we had $14.5 in outstanding letters of credit issued and $455.9 of maximum borrowing capacity.  $380.6 of borrowing capacity is immediately available based on our leverage covenant at September 30, 2014, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.33% and 1.37% for 2014 and 2013.  The weighted-average interest rate on the term loan was 1.61% for 2014.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of September 30, 2014, we had credit arrangements totaling $246.1, under which $188.1 was utilized for this purpose.  These arrangements included a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”) entered into in June 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The LG Facility matures in June 2018, or earlier, should we elect to discontinue or fail to replace our primary credit facility, which expires in July 2017.  The Company has the potential, under certain circumstances and with the lenders’ approval, to increase the total capacity under the LG facility by an additional €70.0.  Guarantees provided under the LG Facility are priced at tiered rates based upon our leverage and charges for unused capacity are assessed at 0.35% of the applicable guarantee rate (1.00% at September 30, 2014).  Deferred financing costs of $1.9 are being amortized to interest expense over the term of the LG Facility.  There were no direct borrowings associated with the LG Facility.

The availability of borrowings under the Facility and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0.  As of September 30, 2014, we were in compliance with all covenants.

We had restricted cash of $0.4 and $1.3 at September 30, 2014 and 2013.

In July 2010, we issued $150 of senior unsecured notes (“Notes”) due July 2020.  The Notes bear interest at a fixed rate of 5.5% per year, payable semi-annually in arrears beginning January 2011.  The Notes were issued at a discount of $1.6, resulting in an initial carrying value of $148.4.  We are amortizing the discount to interest expense over the term of the Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.  Deferred financing costs associated with the Notes of $2.1 are being amortized to interest expense on a straight-line basis over the term of the Notes.  The Notes are unsubordinated obligations of Hillenbrand and rank equally in right of payment with all of our other existing and future unsubordinated obligations.

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

Effect on Operations — The components of net pension costs under defined benefit retirement plans were:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Year Ended September 30,			Year Ended September 30,
	2014	2013	2012	2014	2013	2012
Service cost	$4.0	$4.7	$4.5	$1.6	$1.6	$1.3
Interest cost	14.5	12.7	12.1	4.2	3.9	0.7
Expected return on plan assets	(14.0)	(12.9)	(12.7)	(1.0)	(1.0)	(1.0)
Amortization of unrecognized prior service cost, net	0.9	0.9	0.9	—	—	—
Amortization of actuarial loss	3.8	7.2	5.7	—	—	—
Net pension costs	$9.2	$12.6	$10.5	$4.8	$4.5	$1.0

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	September 30,		September 30,
	2014	2013	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$307.4	$300.4	$140.0	$28.4
Projected benefit obligation attributable to acquisitions	—	31.5	1.9	110.1
Service cost	4.0	4.7	1.6	1.6
Interest cost	14.5	12.7	4.2	3.9
Actuarial (gain) loss	26.5	(29.2)	12.8	1.1
Benefits paid	(13.9)	(12.7)	(8.8)	(11.3)
Employee contributions	—	—	0.7	0.8
Effect of exchange rates on projected benefit obligation	—	—	(9.5)	5.4
Projected benefit obligation at end of year	338.5	307.4	142.9	140.0

Change in plan assets:
Fair value of plan assets at beginning of year	228.1	197.2	28.6	29.1
Fair value of pension assets attributable to acquisitions	—	16.0	—	—
Actual return on plan assets	26.6	16.4	1.0	0.9
Employee and employer contributions	10.2	12.1	10.4	8.8
Benefits paid	(13.9)	(12.8)	(8.8)	(11.3)
Administrative expenses paid	(1.3)	(0.8)	—	—
Effect of exchange rates on plan assets	—	—	(1.8)	1.1
Fair value of plan assets at end of year	249.7	228.1	29.4	28.6

Funded status:
Plan assets less than benefit obligations	$(88.8)	$(79.3)	$(113.5)	$(111.4)

Amounts recorded in the consolidated balance sheets:
Other assets	$—	—	$0.1	$1.1
Accrued pension costs, current portion	(1.8)	(2.0)	(7.9)	(8.5)
Accrued pension costs, long-term portion	(87.0)	(77.3)	(105.7)	(104.0)
Plan assets less than benefit obligations	$(88.8)	$(79.3)	$(113.5)	$(111.4)

Net actuarial losses ($75.8) and prior service costs ($2.4), less an aggregate tax effect ($28.0), are included as components of accumulated other comprehensive loss at September 30, 2014.  Net actuarial losses ($54.2) and prior service costs ($3.4), less an aggregate tax effect ($21.5), are included as components of accumulated other comprehensive loss at September 30, 2013.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2015 is expected to be $6.3.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $463.8 and $430.8 at September 30, 2014 and 2013.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	September 30,		September 30,
	2014	2013	2014	2013
Projected benefit obligation	$338.5	$307.4	$113.6	$112.5
Accumulated benefit obligation	324.0	293.3	113.6	112.5
Fair value of plan assets	249.7	228.1	—	—

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Year Ended September 30,			Year Ended September 30,
	2014	2013	2012	2014	2013	2012
Discount rate for obligation, end of year	4.4%	4.9%	4.0%	2.3%	3.5%	2.3%
Discount rate for expense, during the year	4.9%	4.0%	4.5%	3.0%	3.3%	2.3%
Expected rate of return on plan assets	6.6%	6.6%	6.6%	3.5%	3.5%	3.5%
Rate of compensation increase	3.0%	2.6%	2.5%	0.2%	0.2%	1.5%

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

U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts, and balance risk and return.  The primary investment strategy is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position.  This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.  The investment in return-seeking assets is not to exceed 60% of total domestic plan assets. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies.  Those policies subject investments to the following restrictions in our domestic plan: short-term securities must be rated A2/P2 or higher, liability-hedging fixed income securities must have an average quality credit rating of investment grade and investments in equities in any one company may not exceed 10% of the equity portfolio.

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

None of Hillenbrand’s common stock was directly owned by the pension plan trusts at September 30, 2014.

The tables below provide the fair value of our pension plan assets by asset category at September 30, 2014 and 2013.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 13 for definitions.

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

	Fair Value at September 30, 2014 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
U.S. Pension Plans
Cash equivalents	$4.5	$—	$4.5	$—
Equity securities	—	—	—	—
Corporate bonds	—	—	—	—
Other types of investments:
Government index funds	—	—	—	—
Equity mutual funds	113.9	—	113.9	—
Corporate bond funds	131.3	—	131.3	—
Real estate and real estate funds	—	—	—	—
Total U.S. pension plan assets	$249.7	$—	$249.7	$—

Non-U.S. Pension Plans
Cash equivalents	$5.4	$5.4	$—	$—
Equity securities	7.3	7.3	—	—
Corporate bonds	9.0	9.0	—	—
Other types of investments:
Government index funds	5.7	5.7	—	—
Equity mutual funds	—	—	—	—
Corporate bond funds	—	—	—	—
Real estate and real estate funds	2.0	—	—	2.0
Total Non-U.S. pension plan assets	$29.4	$27.4	$—	$2.0

	Fair Value at September 30, 2013 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
U.S. Pension Plans
Cash equivalents	$4.0	$—	$4.0	$—
Equity securities	—	—	—	—
Corporate bonds	—	—	—	—
Other types of investments:
Government index funds	—	—	—	—
Equity mutual funds	103.1	—	103.1	—
Corporate bond funds	121.0	—	121.0	—
Real estate and real estate funds	—	—	—	—
Total U.S. pension plan assets	$228.1	$—	$228.1	$—

Non-U.S. Pension Plans
Cash equivalents	$2.8	$2.8	$—	$—
Equity securities	8.5	8.5	—	—
Corporate bonds	9.8	9.8	—	—
Other types of investments:
Government index funds	5.5	5.5	—	—
Equity mutual funds	—	—	—	—
Corporate bond funds	—	—	—	—
Real estate and real estate funds	2.0	—	—	2.0
Total Non-U.S. pension plan assets	$28.6	$26.6	$—	$2.0

Cash Flows — During 2014, 2013, and 2012 we contributed cash of $19.9, $20.1, and $3.1, to our defined benefit retirement plans.  The increase in contributions in 2013 was a result of the Coperion acquisition.  We expect to make estimated contributions of $16.0 in 2015, although we may make additional discretionary contributions.  We will evaluate business conditions and capital and equity market volatility to determine whether we will make discretionary contributions.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans	Non-U.S Pension Plans
	Projected Pension Benefits Payout	Projected Pension Benefits Payout
2015	$15.1	$8.3
2016	16.5	8.1
2017	16.9	7.9
2018	17.8	7.7
2019	18.7	7.4
2020 - 2024	103.6	36.1

Defined Contribution Plans — We sponsor a number of defined contribution plans.  Depending on the plan, we may make contributions up to 4% of an employee’s compensation and matching contributions up to 6% of compensation.  Company contributions generally vest over a period of zero to five years.  Expenses related to our defined contribution plans were $8.7, $8.2, and $8.0 for 2014, 2013, and 2012.

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  We use a measurement date of September 30.  The net postretirement healthcare benefit cost for 2014, 2013, and 2012 was $0.5, $0.6, and $1.0.

	September 30,
	2014	2013
Benefit obligation at beginning of year	$9.8	$10.9
Interest cost	0.3	0.4
Service cost	0.4	0.5
Plan amendments	—	(0.8)
Actuarial gain (loss)	(1.4)	(0.5)
Net benefits paid	(0.2)	(0.7)
Benefit obligation at end of year	$8.9	$9.8

Amounts recorded in the balance sheets:
Accrued postretirement benefits, current portion	$0.7	$0.8
Accrued postretirement benefits, long-term portion	8.2	9.0
Net amount recognized	$8.9	$9.8

The weighted-average assumptions used in revaluing our obligation under the postretirement healthcare plan were:

	Year Ended September 30,
	2014	2013	2012
Discount rate for obligation	3.7%	3.5%	3.4%
Healthcare cost rate assumed for next year	7.2%	7.7%	7.9%
Ultimate trend rate	5.0%	5.0%	5.0%

Net actuarial gains of $5.8 and $4.9, less tax of $1.6 and $1.8, were included as a component of accumulated other comprehensive loss at September 30, 2014 and 2013.  The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2015 is $0.6.  A one percentage-point increase/decrease in the assumed healthcare cost trend rates as of September 30, 2014, would cause an increase/decrease in service and interest costs of $0.1, along with an increase/decrease in the benefit obligation of $0.7.

We fund the postretirement healthcare plan as benefits are paid.  Current plan benefits are expected to require net Company contributions for retirees of $0.8 per year for the foreseeable future.

6.              Other Long-Term Liabilities

	September 30,
	2014	2013
Casket pricing obligation	$5.7	$6.7
Self-insurance loss reserves	15.5	14.7
Horstmann litigation liability	—	8.7
Other	17.2	16.7
	38.4	46.8
Less current portion	(4.6)	(5.4)
Total long-term portion	$33.8	$41.4

The casket pricing obligation is associated with a program for the future sale of caskets made in connection with prearranged funerals and was discontinued for arrangements made after December 31, 2004.  The remaining liability under the program is being recognized as a component of revenue as casket sales subject to the program are delivered and the obligation is satisfied.

The Horstmann litigation liability was offset by a corresponding indemnification receivable recorded in other assets for $8.7 at September 30, 2013.  This liability and corresponding indemnification receivable were reversed from the consolidated balance sheet in 2014.  See Note 11 for additional information.

7.              Income Taxes

	Year Ended September 30,
	2014	2013	2012
Domestic	$104.7	$108.0	$116.3
Foreign	55.2	(14.3)	18.6
Total earnings before income taxes	$159.9	$93.7	$134.9

Income tax expense:
Current provision:
Federal	$39.0	$37.0	$27.1
State	6.2	5.5	4.0
Foreign	11.7	9.4	4.0
Total current provision	56.9	51.9	35.1

Deferred provision (benefit):
Federal	(6.1)	(2.9)	(4.1)
State	1.3	(0.5)	0.3
Foreign	(3.4)	(20.2)	(1.2)
Total deferred provision (benefit)	(8.2)	(23.6)	(5.0)
Income tax expense	$48.7	$28.3	$30.1

	Year Ended September 30,
	2014	2013	2012
Federal statutory rates	35.0%	35.0%	35.0%
Adjustments resulting from the tax effect of:
Permanent reinvestment of unremitted earnings	—	—	(8.1)
State income taxes, net of federal benefit	3.2	3.5	2.6
Foreign income tax rate differential	(7.2)	(7.0)	(3.1)
Domestic manufacturer’s deduction	(2.3)	(4.0)	(2.6)
Non-deductible acquisition costs	—	1.4	—
Valuation allowance	0.3	0.8	—
Other, net	1.5	0.5	(1.5)
Effective income tax rate	30.5%	30.2%	22.3%

	September 30,
	2014	2013
Deferred tax assets:
Employee benefit accruals	$71.8	$63.9
Loss and tax credit carryforwards	39.3	39.6
Rebates and other discounts	4.8	5.5
Self-insurance reserves	6.3	6.4
Casket pricing obligation	2.3	2.7
Allowance for doubtful accounts	1.6	1.2
Inventory	2.1	2.0
Other, net	18.7	8.3
Total deferred tax assets before valuation allowance	146.9	129.6
Less valuation allowance	(2.5)	(2.5)
Total deferred tax assets, net	144.4	127.1
Deferred tax liabilities:
Depreciation	(17.1)	(20.9)
Amortization	(146.2)	(152.1)
Long-term contracts and customer prepayments	(23.3)	(14.6)
Unremitted earnings of foreign operations	(0.2)	(0.2)
Other, net	(2.9)	(3.8)
Total deferred tax liabilities	(189.7)	(191.6)
Deferred tax assets and liabilities, net	$(45.3)	$(64.5)

Amounts recorded in the balance sheets:
Deferred taxes, current	$9.8	$10.2
Deferred taxes, long-term	(55.1)	(74.7)
Deferred tax assets and liabilities, net	$(45.3)	$(64.5)

At September 30, 2014, we had $6.2 of deferred tax assets related to U.S. federal and state tax credit carryforwards, which began to expire in 2014, and $33.1 of deferred tax assets related to foreign net operating loss carryforwards, which will begin to expire in 2016.    Gross deferred tax assets of $39.3 as of September 30, 2014 were reduced by a valuation allowance of $2.5 relating to foreign net operating loss carryforwards.  At September 30, 2014 and 2013, we had $2.1 and $28.5 of current income tax payable classified as other current liabilities on our balance sheets.

We have established a valuation allowance for deferred tax assets when it has been determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2014 and 2013, U.S. federal and state income taxes have not been provided on accumulated undistributed earnings of substantially all our foreign subsidiaries, as these earnings were considered permanently reinvested.  The total permanently reinvested earnings were $84.0 and $41.7 for 2014 and 2013.  These amounts represent book earnings translated at historical rates. It is not practicable to estimate the tax liabilities that would be incurred upon full repatriation of undistributed earnings due to foreign tax credit limitation uncertainty and uncertainty on applicable withholding tax rate on certain foreign to foreign distributions.

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

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2014	2013	2012
Balance at September 30	$6.4	$2.9	$7.3
Additions for tax positions related to the current year	2.5	0.2	0.2
Additions for tax positions of prior years	—	1.5	1.0
Reductions for tax positions of prior years	(0.3)	(1.2)	(2.5)
Settlements	(0.2)	(1.3)	(3.5)
Balance attributable to acquisition of Coperion	—	4.3	—
Balance attributable to pre-spin added in current year	—	—	0.4
Balance at September 30	$8.4	$6.4	$2.9

The gross unrecognized tax benefit included $7.6 and $5.8 at September 30, 2014 and 2013 that if recognized, would impact the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2014 and 2013, we recognized $0.4 and $0.1 in additional interest and penalties.  Excluded from the reconciliation were $0.8 and $0.5 of accrued interest and penalties at September 30, 2014 and 2013.

We operate in multiple income tax jurisdictions both inside and outside the U.S. and are currently under examination in various federal, state, and foreign jurisdictions. Specifically, we are currently under examination in the U.S. for 2013 and under examination in Germany for 2004 through 2008. In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range up to $3.1 based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although we believe that adequate provision has been made for such issues, it is possible that their ultimate resolution could affect our earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced and yield a positive impact on earnings.  We do not expect that the outcome of these audits will significantly impact the financial statements.

8.                    Earnings per Share

The dilutive effects of performance-based stock awards described in Note 9 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date.  At September 30, 2014, 2013, and 2012, potential dilutive effects, representing 1,900,000, 2,100,000, and 1,300,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Year Ended September 30,
	2014	2013	2012
Net income(1)	$109.7	$63.4	$104.8
Weighted average shares outstanding — basic (in millions)	63.2	62.7	62.2
Effect of dilutive stock options and unvested time-based restricted stock (in millions)	0.6	0.3	0.2
Weighted average shares outstanding — diluted (in millions)	63.8	63.0	62.4

Earnings per share — basic	$1.74	$1.01	$1.68
Earnings per share — diluted	$1.72	$1.01	$1.68

Anti-dilutive effect of stock options and unvested time-based restricted stock excluded from the computation of diluted earnings per share (millions)	0.4	1.3	2.0

(1) Net income attributable to Hillenbrand

9.             Share-Based Compensation

We have share-based compensation plans under which 12,685,436 shares were initially registered and available for issuance.  As of September 30, 2014, 4,166,230 shares were outstanding under these plans and 3,730,889 shares had been issued, leaving 4,788,317 shares available for future issuance.  This included our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, which provides for long-term performance compensation for key employees and members of the Board of Directors.  It also included our Supplemental Retirement Plan.  A variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2014	2013	2012
Stock-based compensation cost	$7.5	$6.4	$8.7
Less impact of income tax	2.8	2.3	3.2
Stock-based compensation cost, net of tax	$4.7	$4.1	$5.5

The Company realized current tax benefits of $3.7 from the exercise of stock options and the payment of stock awards during 2014.

Stock Options — The fair values of option grants under the Hillenbrand, Inc. Stock Incentive Plan are estimated on the date of grant using the binomial option-pricing model, which incorporates the possibility of early exercise of options into the valuation as well as our historical exercise and termination experience to determine the option value.  The grants are contingent upon continued employment and generally vest over a three-year period.  Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $6.97, $4.91, and $5.88 per share for 2014, 2013, and 2012.  The following assumptions were used in the determination of fair value:

	Year Ended September 30,
	2014	2013	2014
Risk-free interest rate	0.1 – 2.8%	0.2 – 1.6%	0.1 – 2.0%
Weighted-average dividend yield	2.8%	3.8%	3.4%
Weighted-average volatility factor	33.5%	34.9%	37.4%
Exercise factor	29.5%	32.1%	32.9%
Post-vesting termination rate	5.0%	5.0%	5.0%
Expected life (years)	4.2	4.1	4.2

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

The following tables provide a summary of outstanding stock option awards:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at September 30, 2013	3,045,402	$21.13
Granted	455,922	28.18
Exercised	(914,113)	23.15
Forfeited	(93,292)	24.69
Expired	(14,552)	27.36
Outstanding at September 30, 2014	2,479,367	21.52

Exercisable at September 30, 2014	1,664,177	19.95

As of September 30, 2014, there was $2.8 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 1.9 years.  This unrecognized compensation expense included a reduction for our estimate of potential forfeitures.  As of September 30, 2014, the average remaining life of the outstanding stock options was 5.8 years with an aggregate intrinsic value of $23.9.  As of September 30, 2014, the average remaining life of the exercisable stock options was 4.6 years with an aggregate intrinsic value of $18.7.  The total intrinsic value of options exercised by employees and directors during 2014, 2013, and 2012 was $6.1, $0.9, and $0.7.

Time-Based Stock Awards and Performance-Based Stock Awards —These awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk incentive compensation, (iv) delineate clear accountabilities, and (v) ensure competitive compensation.  We believe that our blend of compensation components provides the Company’s leadership team with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company.  The vesting of a portion of performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period and a corresponding service requirement.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  The number of shares awarded is based upon the fair value of our stock at the date of grant adjusted for the attainment level at the end of the period.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projections.  As a result, depending on the degree to which performance criteria are achieved or projections change, expenses related to the performance-based stock awards may become more volatile as we approach the final performance measurement date at the end of the three-year period.

In 2014, in addition to the performance-based stock awards described above, we also granted performance-based stock awards based on a relative total shareholder return formula (“TSR”).  The Monte-Carlo simulation method is used to determine fair value of the TSR award.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of ours and the Peer Group’s future expected stock prices.  Expense for the TSR award is determined at the grant date based upon the projected performance and recorded on a straight-line basis over the vesting period.

The value of time-based stock awards and performance-based stock awards in our common stock is the fair value at the date of grant. The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2014, 2013, and 2012 was $5.8, $6.5, and $10.3 (including dividends). A summary of the unvested stock award activity presented below represents the maximum number of shares that could be earned or vested:

		Weighted-Average
	Number of	Grant Date
Time-Based Stock Awards	Shares	Fair Value
Non-vested time-based stock awards at September 30, 2013	113,074	$20.59
Granted	99,518	29.50
Vested	(73,865)	25.33
Forfeited	(19,644)	20.67
Non-vested time-based stock awards at September 30, 2014	119,083	25.09

		Weighted-Average
	Number of	Grant Date
Performance-Based Stock Awards	Shares	Fair Value
Non-vested performance-based stock awards at September 30, 2013	1,406,994	$21.49
Granted	583,573	28.56
Vested	(98,702)	22.33
Forfeited	(682,547)	22.57
Non-vested performance-based stock awards at September 30, 2014	1,209,318	24.22

As of September 30, 2014, $2.3 and $4.6 of unrecognized stock-based compensation was associated with our unvested time-based stock awards and performance-based stock awards based upon projected performance to date.  These costs are expected to be recognized over a weighted-average period of 2.0 and 1.7 years.  This unrecognized compensation expense included a reduction for an estimate of potential forfeitures.  As of September 30, 2014, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $3.7 and $37.7.  The weighted-average grant date fair value of time-based stock awards was $22.25 and $21.47 per share for 2013 and 2012.  The weighted-average grant date fair value of performance-based stock awards was $20.76 and $22.34 per share for 2013 and 2012.

Dividends payable in stock accrue on both time-based and performance-based stock awards, and are subject to the same terms as the original grants.  As of September 30, 2014, a total of 54,198 stock units had accumulated on unvested stock awards due to dividend reinvestments and were excluded from the tables above.  The aggregate fair value of these units at September 30, 2014 was $1.7.

Vested Deferred Stock — Past stock-based compensation programs allowed deferrals after vesting to be set up as deferred stock.  As of September 30, 2014, there were 304,264 shares that were deferred fully-vested and were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2014 was $9.4.

10.          Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Available- for-Sale Securities	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$—	$(1.4)
Other comprehensive income before reclassifications
Before tax amount	(23.8)	(36.3)	1.0	—	(59.1)	$(0.1)	$(59.2)
Tax benefit (expense)	8.1	—	(0.3)	—	7.8	—	7.8
After tax amount	(15.7)	(36.3)	0.7	—	(51.3)	(0.1)	(51.4)
Amounts reclassified from accumulated other comprehensive income(1)	2.7	—	(2.2)	—	0.5	—	0.5
Net current period other comprehensive income (loss)	(13.0)	(36.3)	(1.5)	—	(50.8)	$(0.1)	$(50.9)
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$—	$(52.2)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(1.6)	$(1.6)
Cost of goods sold	2.5	0.5	(0.5)	2.5
Operating expenses	0.9	0.3	—	1.2
Other income (expense), net	—	—	(1.1)	(1.1)
Total before tax	$3.4	$0.8	$(3.2)	1.0
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$0.5

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Available- for-Sale Securities	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2012	$(58.5)	$16.2	$(0.3)	$0.2	$(42.4)
Other comprehensive income before reclassifications
Before tax amount	33.1	15.2	0.3	(0.3)	48.3	$(0.5)	$47.8
Tax benefit (expense)	(12.5)	—	(0.1)	0.1	(12.5)	—	(12.5)
After tax amount	20.6	15.2	0.2	(0.2)	35.8	(0.5)	35.3
Amounts reclassified from accumulated other comprehensive income(1)	4.9	—	0.3	—	5.2	—	5.2
Net current period other comprehensive income (loss)	25.5	15.2	0.5	(0.2)	41.0	$(0.5)	$40.5
Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$—	$(1.4)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2013
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	4.8	0.5	—	5.3
Operating expenses	2.1	0.4	—	2.5
Other income (expense), net	—	—	0.2	0.2
Total before tax	$6.9	$0.9	$0.4	8.2
Tax expense				(3.0)
Total reclassifications for the period, net of tax				$5.2

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Available- for-Sale Securities	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2011	$(60.5)	$20.4	$0.2	$0.4	$(39.5)
Other comprehensive income before reclassifications
Before tax amount	(2.6)	(4.2)	(0.9)	(0.3)	(8.0)	$—	$(8.0)
Tax benefit (expense)	0.5	—	0.3	0.1	0.9	—	0.9
After tax amount	2.1	(4.2)	(0.6)	(0.2)	(7.1)	—	(7.1)
Amounts reclassified from accumulated other comprehensive income(1)	4.1	—	0.1	—	4.2	—	4.2
Net current period other comprehensive income (loss)	2.0	(4.2)	(0.5)	(0.2)	(2.9)	$—	$(2.9)
Balance at September 30, 2012	$(58.5)	$16.2	$(0.3)	$0.2	$(42.4)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2012
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$—	$—
Cost of goods sold	3.8	0.5	0.2	4.5
Operating expenses	1.8	0.4	—	2.2
Other income (expense), net	—	—	—	—
Total before tax	$5.6	$0.9	$0.2	6.7
Tax expense				(2.5)
Total reclassifications for the period, net of tax				$4.2

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

11.          Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases.  Rental expense for 2014, 2013, and 2012 was $26.2, $23.7, and $9.5.  The aggregate future minimum lease payments for operating leases, excluding renewable periods, as of September 30, 2014, were as follows:

Amount
2015	$20.1
2016	15.1
2017	11.6
2018	8.3
2019	6.6
Thereafter	46.1
$107.8

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

Claims other than employment and related matters have deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period.  Outside insurance companies and third-party claims administrators assist in establishing individual claim reserves, and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses.  Claim reserves for employment-related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees when such amounts are considered probable of payment.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

Matthews Litigation — In August 2010, the York Group, Inc., Milso Industries Corporation, and Matthews International Corporation (collectively “Matthews”) filed a lawsuit against Scott Pontone and Batesville Casket Company, Inc. (“Batesville”) in the U.S. District Court, Western District of Pennsylvania, which was subsequently amended by Matthews in February 2011 to include two additional defendants, Harry Pontone and Pontone Casket Company, LLC (the “Matthews Litigation”).

Subsequent to the end of the year, on November 14, 2014, all parties to the Matthews Litigation entered into a Release, Settlement Agreement, and Covenant Not to Sue (the “Agreement”). The Agreement, which provides for a $17 payment by Batesville to Matthews and payment by Batesville of up to $1.75 in unpaid attorney fees of Scott Pontone, Harry Pontone, and Pontone Casket Company, LLC, releases all claims in the Matthews Litigation as to all parties without any finding or admission of liability or wrongdoing and provides certain future covenants not to sue among the parties. The Agreement accordingly brings this matter to a close and allows the parties to compete freely in the funeral industry, including the New York metro area.  The aggregate amount of $18.8 is recorded in operating expenses for the year ended September 30, 2014 and is included in other current liabilities at September 30, 2014.  The amount is required to be paid in the first quarter of 2015.

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

In February 2014, the Federal Court of Justice rejected an appeal of that judgment filed by the defendants, therefore making the judgment final and non-appealable.  On April 28, 2014, Hillenbrand received confirmation that ThyssenKrupp paid the judgment amount specified by the court (including interest) to plaintiff Jürgen Horstmann.  Prior to receipt of this confirmation of payment by ThyssenKrupp, Hillenbrand’s balance sheet at September 30, 2013, included a long-term liability of $8.7 and a corresponding indemnification receivable, recorded in other assets of $8.7.  The long-term liability and corresponding indemnification receivable were reversed from the consolidated balance sheet during 2014.

12.             Other Income (Expense), Net

	Year Ended September 30,
	2014	2013	2012
Equity in net income (loss) of affiliates	$2.8	$(1.3)	$1.6
Foreign currency exchange gain (loss)	(1.5)	0.1	(0.5)
Business acquisition costs, net	—	1.0	—
Gain on exercise of warrants	5.2	—	—
Service cancellation agreement	2.5	—	—
Other, net	(0.3)	(0.2)	(2.6)
Other income (expense), net	$8.7	(0.4)	(1.5)

Since our spin-off from our former parent, we have held warrants to purchase the common stock of Forethought Financial Group, Inc. (“Forethought”).  Forethought was acquired by a third-party during 2014.  In connection with that acquisition, these warrants were exercised for $6.2, resulting in a gain of $5.2.

We recognized a $2.5 gain related to the cancellation of a service agreement at Batesville during 2014.

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

Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at September 30,	Fair Value at September 30, 2014 Using Inputs Considered as:
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58.0	$58.0	$—	$—
Investments in rabbi trust	5.0	5.0	—	—
Derivative instruments	1.2	—	1.2	—

Liabilities:
$150 senior unsecured notes	148.9	163.7	—	—
Revolving credit facilities	229.6	—	229.6	—
Term loan	180.0	—	180.0	—
Derivative instruments	4.1	—	4.1	—

	Carrying Value at September 30,	Fair Value at September 30, 2013 Using Inputs Considered as:
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$42.7	$42.7	$—	$—
Equity investments	1.0	—	—	5.0
Investments in rabbi trust	5.6	5.6	—	—
Derivative instruments	1.5	—	1.5	—

Liabilities:
$150 senior unsecured notes	148.8	155.3	—	—
Revolving credit facilities	325.5	—	325.5	—
Term loan	190.0	—	190.0	—
Derivative instruments	0.5	—	0.5	—

Valuation Techniques

•                  The carrying amount of equity investments (included as a component of other assets within the balance sheet) was $0 and $1.0 at September 30, 2014 and 2013.  The equity investments were composed of warrants to purchase the common stock of Forethought, which was acquired by a third-party in 2014.  These warrants were exercised in 2014 for $6.2 resulting in a $5.2 gain recorded in other income (expense), net.  The fair value of the warrants was determined at September 30, 2013, using the Black Scholes model and was discounted to account for risks inherent in the pending transaction.  This technique involves some degree of management judgment and, as a result, is not necessarily indicative of the amount we would realize in a current market exchange.

•                  The fair value of the investments in the rabbi trust were based on quoted prices in active markets.  The trust assets consist of participant-directed investments in publicly traded mutual funds.

•                  We estimate the fair value of our foreign currency derivatives using industry accepted models.  The significant Level 2 inputs used in the valuation of our derivatives include spot rates, forward rates, and volatility.  These inputs were obtained from pricing services, broker quotes, and other sources.

•                  The fair value of the 10-year, 5.5% fixed-rate senior unsecured notes was based on quoted prices in an active market.

•                  The fair values of the revolving credit facility and term loan were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facilities or term loan.

•                  The private equity limited partnerships were excluded from the tables above. The carrying amount of these assets (included as a component of other assets within the balance sheet) was $12.1 and $10.3 at September 30, 2014 and 2013. The fair value of these equity method investments was not readily available.

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

	September 30,
	2014	2013	2012
Net revenue
Process Equipment Group	$1,075.0	$932.7	$376.4
Batesville	592.2	620.7	606.8
Total net revenue	$1,667.2	$1,553.4	$983.2

Adjusted EBITDA
Process Equipment Group	$150.4	$116.4	$79.7
Batesville	150.8	161.0	152.8
Corporate	(25.7)	(29.9)	(25.1)

Net revenue(1)
United States	$874.4	$886.3	$817.5
International	792.8	667.1	165.7
Total revenue	$1,667.2	$1,553.4	$983.2

Depreciation and amortization
Process Equipment Group	$41.9	$71.1	$23.3
Batesville	15.5	17.9	16.6
Corporate	1.0	0.4	0.5
Total depreciation and amortization	$58.4	$89.4	$40.4

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	September 30,
	2014	2013
Total assets assigned
Process Equipment Group	$1,632.8	$1,708.6
Batesville	237.8	238.3
Corporate	47.9	56.3
Total assets	$1,918.5	$2,003.2

Tangible long-lived assets, net
United States	$93.7	$101.9
International	65.8	70.0
Tangible long-lived assets, net	$159.5	$171.9

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Year Ended September 30,
	2014	2013	2012
Adjusted EBITDA:	$	$	$
Process Equipment Group	150.4	116.4	79.7
Batesville	150.8	161.0	152.8
Corporate	(25.7)	(29.9)	(25.1)
Less:
Interest income	(0.8)	(0.6)	(0.5)
Interest expense	23.3	24.0	12.4
Income tax expense	48.7	28.3	30.1
Depreciation and amortization	58.4	89.4	40.4
Business acquisition costs	8.4	16.0	4.2
Inventory step-up	—	21.8	—
Restructuring	5.5	2.8	8.3
Long-term incentive compensation related to the international integration	—	—	2.2
Litigation	20.8	0.2	5.5
Other	—	0.2	—
Consolidated net income	$111.2	$65.4	$104.8

15.             Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net revenue	$384.9	$396.8	$416.8	$468.7
Gross profit	131.0	142.8	149.3	166.1
Net income(1)	20.3	33.0	32.8	23.6
Earnings per share — basic	0.32	0.52	0.52	0.38
Earnings per share —diluted	0.32	0.51	0.51	0.37

2013
Net revenue	$305.2	$398.5	$408.8	$440.9
Gross profit	110.5	134.0	132.8	141.4
Net income(1)	14.3	12.7	13.3	23.1
Earnings per share — basic and diluted	0.23	0.20	0.21	0.37

(1) Net income attributable to Hillenbrand

16. Condensed Consolidating Information

In January 2013, the Company’s subsidiary, Coperion Corporation, a Delaware corporation, was joined as a party to the Guaranty dated July 2012 (“Guaranty”), by certain subsidiaries of the Company (including Coperion Corporation, the “Guarantors”), which was entered into in connection with the Company’s revolving credit facility.  In accordance with the terms of the revolving credit facility, Coperion Corporation was required to join the Guaranty as a material domestic subsidiary of the Company following the acquisition of Coperion Capital GmbH.

In January 2013, the Company, the Guarantors, and U.S. Bank National Association (“Trustee”) entered into a supplemental indenture pursuant to which the Guarantors agreed to guarantee the obligations of the Company under its 5.50% Notes due 2020 issued pursuant to an Indenture entered into in July 2010, between the Company and the Trustee.  As such, certain 100% owned subsidiaries of Hillenbrand fully and unconditionally, jointly and severally, agreed to guarantee all of the indebtedness relating to our obligations under our 5.50% Notes due 2020.  The following are the condensed consolidating financial statements, including the guarantors, which present the statements of income, balance sheets, and cash flows of (i) the parent holding company, (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) eliminations necessary to present the information for Hillenbrand on a consolidated basis.

Condensed Consolidating Statements of Income

	Year Ended September 30, 2014					Year Ended September 30, 2013					Year Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$866.1	$1,001.9	$(200.8)	$1,667.2	$—	$863.4	$862.7	$(172.7)	$1,553.4	$—	$795.5	$349.1	$(161.4)	$983.2
Cost of goods sold	—	441.9	736.0	(99.9)	1,078.0	—	442.8	655.8	(63.9)	1,034.7	—	391.9	258.7	(56.3)	594.3
Gross profit	—	424.2	265.9	(100.9)	589.2	—	420.6	206.9	(108.8)	518.7	—	403.6	90.4	(105.1)	388.9
Operating expenses	41.5	272.8	201.3	(100.9)	414.7	42.4	260.0	207.0	(108.8)	400.6	31.4	249.6	64.2	(105.1)	240.1
Operating profit	(41.5)	151.4	64.6	—	174.5	(42.4)	160.6	(0.1)	—	118.1	(31.4)	154.0	26.2	—	148.8
Interest expense	18.9	0.4	4.0	—	23.3	19.8	0.2	4.4	(0.4)	24.0	12.4	—	—	—	12.4
Other income (expense), net	(0.1)	8.5	0.3	—	8.7	1.4	(3.5)	2.1	(0.4)	(0.4)	0.1	(0.2)	(1.4)	—	(1.5)
Equity in net income (loss) of subsidiaries	144.4	10.3	—	(154.7)	—	105.2	10.0	—	(115.2)	—	116.4	4.5	—	(120.9)	—
Income (loss) before income taxes	83.9	169.8	60.9	(154.7)	159.9	44.4	166.9	(2.4)	(115.2)	93.7	72.7	158.3	24.8	(120.9)	134.9
Income tax expense (benefit)	(25.8)	59.7	14.8	—	48.7	(19.0)	58.5	(11.2)	—	28.3	(32.1)	57.1	5.1	—	30.1
Consolidated net income	109.7	110.1	46.1	(154.7)	111.2	63.4	108.4	8.8	(115.2)	65.4	104.8	101.2	19.7	(120.9)	104.8
Less: Net income attributable to noncontrolling interests	—	—	1.5	—	1.5	—	—	2.0	—	2.0	—	—	—	—	—
Net income (loss)(1)	$109.7	$110.1	$44.6	$(154.7)	$109.7	$63.4	$108.4	$6.8	$(115.2)	$63.4	$104.8	$101.2	$19.7	$(120.9)	$104.8
Consolidated comprehensive income (loss)	$58.9	$100.7	$(8.4)	$(90.9)	$60.3	$104.4	$132.5	$28.5	$(159.5)	$105.9	$101.9	$104.9	$13.1	$(118.0)	$101.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.4	—	1.4	—	—	1.5	—	1.5	—	—	—	—	—
Comprehensive income (loss)(2)	$58.9	$100.7	$(9.8)	$(90.9)	$58.9	$104.4	$132.5	$27.0	$(159.5)	$104.4	$101.9	$104.9	$13.1	$(118.0)	$101.9

(1) Net income attributable to Hillenbrand

(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	September 30, 2014					September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$0.4	$10.6	$47.0	$—	$58.0	$0.6	$8.7	$33.4	$—	$42.7
Trade receivables, net	—	113.2	77.8	—	191.0	—	97.0	116.4	—	213.4
Unbilled receivables from long-term manufacturing contracts	—	4.0	145.3	—	149.3	—	15.2	126.9	—	142.1
Inventories	—	69.7	101.8	(3.0)	168.5	—	72.4	107.8	(2.7)	177.5
Deferred income taxes	10.6	17.3	2.6	—	30.5	9.1	8.3	4.9	—	22.3
Prepaid expense	2.5	4.9	11.6	—	19.0	1.0	4.4	15.0	—	20.4
Intercompany receivables	291.0	1,189.9	5.3	(1,486.2)	—	222.5	1,011.3	33.3	(1,267.1)	—
Other current assets	1.2	2.1	17.8	0.4	21.5	0.4	4.3	17.0	(0.7)	21.0
Total current assets	305.7	1,411.7	409.2	(1,488.8)	637.8	233.6	1,221.6	454.7	(1,270.5)	639.4
Property, plant and equipment, net	6.7	65.4	87.4	—	159.5	7.4	69.0	95.5	—	171.9
Intangible assets, net	2.5	186.1	321.9	—	510.5	2.7	194.3	361.6	—	558.6
Goodwill	—	211.7	359.0	—	570.7	—	209.3	376.5	—	585.8
Investment in consolidated subsidiaries	2,000.2	644.0	—	(2,644.2)	—	1,938.9	644.0	—	(2,582.9)	—
Other assets	25.8	9.9	4.3	—	40.0	13.9	19.0	15.5	(0.9)	47.5
Total Assets	$2,340.9	$2,528.8	$1,181.8	$(4,133.0)	$1,918.5	$2,196.5	$2,357.2	$1,303.8	$(3,854.3)	$2,003.2

Trade accounts payable	$3.0	$32.8	$156.8	$—	$192.6	$0.6	$25.8	$156.8	$—	$183.2
Liabilities from long-term manufacturing contracts and advances	—	20.4	55.7	—	76.1	—	12.3	68.6	—	80.9
Current portion of long-term debt	15.0	—	—	—	15.0	10.0	—	—	—	10.0
Accrued compensation	5.0	55.3	9.3	—	69.6	3.6	22.3	33.7	—	59.6
Deferred income taxes	—	1.6	19.1	—	20.7	—	—	12.1	—	12.1
Intercompany payables	1,202.7	286.5	—	(1,489.2)	—	1,048.1	221.7	—	(1,269.8)	—
Other current liabilities	4.1	61.6	51.0	0.4	117.1	3.6	69.3	47.5	(0.7)	119.7
Total current liabilities	1,229.8	458.2	291.9	(1,488.8)	491.1	1,065.9	351.4	318.7	(1,270.5)	465.5
Long-term debt	525.9	—	17.6	—	543.5	562.3	—	92.0	—	654.3
Accrued pension and postretirement healthcare	1.0	94.2	105.7	—	200.9	—	86.1	104.2	—	190.3
Deferred income taxes	0.8	15.1	39.5	—	55.4	—	46.2	30.1	(0.9)	75.4
Other long-term liabilities	0.1	27.7	6.0	—	33.8	—	24.4	17.0	—	41.4
Total Liabilities	1,757.6	595.2	460.7	(1,488.8)	1,324.7	1,628.2	508.1	562.0	(1,271.4)	1,426.9

Total Hillenbrand Shareholders’ Equity	583.3	1,933.6	710.6	(2,644.2)	583.3	568.3	1,849.1	733.8	(2,582.9)	568.3
Noncontrolling interests	—	—	10.5	—	10.5	—	—	8.0	—	8.0
Total Equity	583.3	1,933.6	721.1	(2,644.2)	593.8	568.3	1,849.1	741.8	(2,582.9)	576.3
Total Liabilities and Equity	$2,340.9	$2,528.8	$1,181.8	$(4,133.0)	$1,918.5	$2,196.5	$2,357.2	$1,303.8	$(3,854.3)	$2,003.2

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2014					Year Ended September 30, 2013					Year Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$82.9	$45.8	$98.2	$(47.3)	$179.6	$152.1	$107.4	$(36.4)	$(95.9)	$127.2	$209.4	$335.2	$4.3	$(410.7)	$138.2

Investing activities:
Capital expenditures	(1.0)	(9.5)	(13.1)	—	(23.6)	(2.8)	(14.3)	(12.8)	—	(29.9)	(4.6)	(10.1)	(6.2)	—	(20.9)
Proceeds from property, plant, and equipment	—	0.3	7.2	—	7.5	1.2	0.1	0.3	—	1.6	—	—	—	—	—
Proceeds from investments	—	5.8	—	—	5.8	1.7	—	—	—	1.7	0.8		—	—	0.8
Acquisition of business, net of cash acquired	—	—	—	—	—	(404.3)	(0.5)	(10.9)	—	(415.7)	—	52.3	(56.7)	—	(4.4)
Other, net	—	1.1	0.9	—	2.0	1.1	—	0.2	—	1.3	2.0	—	—	—	2.0
Net cash used in investing activities	(1.0)	(2.3)	(5.0)	—	(8.3)	(403.1)	(14.7)	(23.2)	—	(441.0)	(1.8)	42.2	(62.9)	—	(22.5)

Financing activities:
Proceeds from term loan	—	—	—	—	—	200.0	—	—	—	200.0	—	—	—	—	—
Repayments on term loan	(10.0)	—	—	—	(10.0)	(10.0)	—	—	—	(10.0)	—	—	—	—	—
Proceeds from revolving credit facilities, net of financing costs	248.4	—	68.2	—	316.6	592.3	—	118.0	—	710.3	545.7	—	—	—	545.7
Repayments on revolving credit facilities	(269.9)	—	(140.8)	—	(410.7)	(485.5)	—	(29.2)	—	(514.7)	(708.0)	—	—	—	(708.0)
Payment of dividends - intercompany	—	(41.6)	(5.7)	47.3	—	—	(90.3)	(5.6)	95.9	—	—	(388.8)	(21.9)	410.7	—
Payment of dividends on common stock	(49.7)	—	—	—	(49.7)	(48.7)	—	—	—	(48.7)	(47.6)	—	—	—	(47.6)
Repurchases of common stock	(16.5)	—	—	—	(16.5)	—	—	—	—	—	—	—	—	—	—
Net proceeds (payments) on stock plans	14.6	—	—	—	14.6	(0.4)	—	—	—	(0.4)	(1.2)	—	—	—	(1.2)
Other, net	1.0	—	(0.8)	—	0.2	—	—	—	—	—	—	—	—	—	—
Net cash (used in) provided by financing activities	(82.1)	(41.6)	(79.1)	47.3	(155.5)	247.7	(90.3)	83.2	95.9	336.5	(211.1)	(388.8)	(21.9)	410.7	(211.1)

Effect of exchange rates on cash and cash equivalents	—	—	(0.5)	—	(0.5)	—	—	(0.2)	—	(0.2)	—	—	0.1	—	0.1

Net cash flow	(0.2)	1.9	13.6	—	15.3	(3.3)	2.4	23.4	—	22.5	(3.5)	(11.4)	(80.4)	—	(95.3)
Cash and equivalents at beginning of period	0.6	8.7	33.4	—	42.7	3.9	6.3	10.0	—	20.2	7.4	17.7	90.4	—	115.5
Cash and equivalents at end of period	$0.4	$10.6	$47.0	$—	$58.0	$0.6	$8.7	$33.4	$—	$42.7	$3.9	$6.3	$10.0	$—	$20.2

17.             Restructuring

During 2014, Hillenbrand incurred $5.6 of restructuring costs ($4.3 expense at the Process Equipment Group, $0.2 gain at Batesville, and $1.5 expense at Corporate).  These costs consisted of $0.1 classified as cost of goods sold and $5.5 classified as operating expenses related to severance and other restructuring costs.  Restructuring charges at the Process Equipment Group relate primarily to severance costs as we continue to integrate and streamline the business operations within the segment.  The gain at Batesville was related to a $0.5 gain from the sale of real estate related to a restructuring event, offset in part by related expenses.  Corporate restructuring charges of $1.5 were related to the realignment of the Company’s executive management team.  Future charges related to these restructurings are not expected to be significant.  A portion of the severance and exit costs have been paid in 2014.  At September 30, 2014 $3.0 was accrued and will be paid in 2015.

SCHEDULE II

HILLENBRAND, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013, AND 2012

		Additions
	Balance at	Charged to	Charged to		Deductions	Balance
	Beginning	Costs and	Other		Net of	at End
(in millions)	of Period	Expense	Accounts		Recoveries (b)	of Period

Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2014	$19.3	$3.5	$(0.3)		$(3.3)	$19.2
Year ended September 30, 2013	$16.5	$2.6	$1.9	(a)	$(1.7)	$19.3
Year ended September 30, 2012	$21.7	$2.2	$—		$(7.4)	$16.5

Allowance for inventory valuation:

Year ended September 30, 2014	$15.0	$3.1	$(0.9)		$(2.6)	$14.6
Year ended September 30, 2013	$2.8	$0.6	$12.8	(a)	$(1.2)	$15.0
Year ended September 30, 2012	$3.2	$—	$—		$(0.4)	$2.8

(a)   Reflects opening reserve balances resulting from the acquisition of Coperion.

(b)   Reflects the write-off of specific receivables against recorded reserves and other adjustments.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Executive Officers of the Registrant.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”), which section is incorporated herein by reference.  The required information on compliance with Section 16(a) of the Exchange Act is incorporated by reference to the 2015 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2015 Proxy Statement, where such information is included under the heading “The Board of Directors and Committees.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2015 Proxy Statement, where such information is included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2015 Proxy Statement, where such information is included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2015 Proxy Statement, where such information is included under the heading “The Board of Directors and Committees.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2015 Proxy Statement, where such information is included under the heading “Proposal No. 5-Ratification of Appointment of the Independent Registered Public Accounting Firm.”

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
November 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/F. Joseph Loughrey	Chairperson of the Board	November 19, 2014
F. Joseph Loughrey

/s/Joe A. Raver	President, Chief Executive Officer, and Director	November 19, 2014
Joe A. Raver	(Principal Executive Officer)

/s/Kristina A. Cerniglia	Senior Vice President and Chief Financial Officer	November 19, 2014
Kristina A. Cerniglia	(Principal Financial Officer)

/s/Elizabeth E. Dreyer	Vice President, Controller, and Chief Accounting	November 19, 2014
Elizabeth E. Dreyer	Officer (Principal Accounting Officer)

/s/Edward B. Cloues II	Director	November 19, 2014
Edward B. Cloues II

/s/Helen W. Cornell	Director	November 19, 2014
Helen W. Cornell

/s/Mark C. Deluzio	Director	November 19, 2014
Mark C. Deluzio

/s/Joy M. Greenway	Director	November 19, 2014
Joy M. Greenway

/s/W August Hillenbrand	Director	November 19, 2014
W August Hillenbrand

/s/Thomas H. Johnson	Director	November 19, 2014
Thomas H. Johnson

/s/ Eduardo R. Menascẻ	Director	November 19, 2014
Eduardo R. Menascẻ

/s/Neil S. Novich	Director	November 19, 2014
Neil S. Novich

/s/Stuart A. Taylor II	Director	November 19, 2014
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

Exhibit 10.3		Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed April 1, 2008)
Exhibit 10.4	**	Employment Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and John R. Zerkle (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed April 1, 2008)
Exhibit 10.5	**	Employment Agreement dated as of March 31, 2008 between Batesville Services, Inc. and Michael L. DiBease (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 1, 2008)
Exhibit 10.6	**

Form of Indemnity Agreement between Hillenbrand, Inc. and certain executive officers, including named executive officers (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10)

Exhibit 10.7	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)
Exhibit 10.8	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)
Exhibit 10.9	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)
Exhibit 10.10	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2009)
Exhibit 10.11	**	Employment Agreement dated as of October 27, 2008, between Hillenbrand, Inc. and Jan Santerre (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 6, 2009)
Exhibit 10.12

Voting Agreement, dated as of January 8, 2010, by and among Hillenbrand, Inc., Krusher Acquisition Corp. and certain shareholders of K-Tron International, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 11, 2010)

Exhibit 10.13	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 1, 2010)

Exhibit 10.14

Letter Agreement dated as of March 31, 2008 between Hillenbrand, Inc. and Forethought Financial Group, Inc. regarding Repurchase of Promissory Note and Redemption of Warrants (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2010)

Exhibit 10.15	**

Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement between Hillenbrand, Inc. and certain executive officers (Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.16	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.17	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.18	**

Form of Hillenbrand, Inc. Stock Incentive Plan Restricted Stock Agreement between Hillenbrand, Inc. and certain executive officers, including named officers (Incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.19	**

Form of Hillenbrand, Inc. Non-Qualified Stock Option Agreement between Hillenbrand, Inc. and certain executive officers, including named executive officers (Incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.20	**

Employment Agreement dated as of March 31, 2011, between Batesville Services, Inc., and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed November 28, 2011)

Exhibit 10.21	**	Employment Agreement dated as of December 1, 2010, between Hillenbrand, Inc. and Elizabeth E. Dreyer (Incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed November 28, 2011)
Exhibit 10.22

Securities Purchase Agreement dated as of August 4, 2011, by and among Hillenbrand, Inc., Rotex Global, LLC, and Rotex Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 5, 2011)

Exhibit 10.23	**	Employment Agreement dated as of January 30, 2012 between Hillenbrand, Inc., and Scott P. George (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 7, 2012)
Exhibit 10.24

Credit Agreement dated as of July 27, 2012 among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2012)

Exhibit 10.25

Confidential Settlement Agreement dated as of October 1, 2012, by and among Batesville Casket Company, Inc., Hill-Rom Holdings, Inc., and certain parties, on the one hand, and Funeral Consumers Alliance, Inc. and certain other parties, on the other hand (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.26

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

Exhibit 10.27

Amendment and Restatement Agreement dated as of  November 19, 2012, among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1  to Current Report on Form 8-K, filed on November 21, 2012)

Exhibit 10.28

Guarantee Facility Agreement dated as of December 3, 2012, by and between Coperion GmbH and Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.29

Guaranty dated as of December 3, 2012, by Hillenbrand, Inc. in favor of Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.30

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

Exhibit 10.32

Annex to Guaranty dated as of January 9, 2013, by Coperion Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent, and various other agents and lenders named therein (Incorporated by reference to the Form of Subsidiary Guaranty and Form of Annex to Guaranty, copies of which were filed as exhibits to Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2012)

Exhibit 10.33	**	Employment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver

(Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.34	**	Amendment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.35

Syndicated L/G Facility Agreement dated as of June 3, 2013, by and among Hillenbrand, Inc., and certain of its subsidiaries, and Commerzbank Aktiengesellschaft, as arranger and lender, and various other lenders named therein (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013)

Exhibit 10.36	**	Employment Agreement dated as of August 29, 2013, by and between Hillenbrand Germany Holding GmbH and Thomas Kehl (Incorporated by reference to Exhibit 10.48 on Form 10-K filed November 25, 2013)
Exhibit 10.37	**	Change in Control Agreement dated as of August 29, 2013, by and between Hillenbrand, Inc. and Thomas Kehl (Incorporated by reference to Exhibit 10.49 on Form 10-K filed November 25, 2013)
Exhibit 10.38	**

Employment Agreement dated as of November 4, 2013, by and between Hillenbrand, Inc. and William A. Canady (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.39	**

Change in Control Agreement dated as of November 4, 2013, by and between Hillenbrand, Inc. and William A. Canady (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.40	**

Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement — Relative Total Shareholder Value, by and between Hillenbrand, Inc. and certain employees including executive officers (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.41	**

Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including its named executive officers (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 27, 2014)

Exhibit 10.42	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.43	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.44	**

Separation and Release Agreement dated as of January 6, 2014, by and between Hillenbrand, Inc. and Cynthia L. Lucchese (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 4, 2014)

Exhibit 10.45	**	Employment Agreement dated as of June 18, 2014, by and between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2014)
Exhibit 10.46	*	Cash Award and Repayment Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia
Exhibit 10.47	*	Restricted Stock Unit Award Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia
Exhibit 14.1		Code of Ethical Business Conduct (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.
Exhibit 23.1	*	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101

The following materials from the Hillenbrand, Inc. Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income for the years ended September 30, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheet for the years ended September 30, 2014, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the years ended September 30, 2014, 2013 and 2012, (v) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.