Form 10-Q
period 2014-12-31
Hillenbrand, Inc.
filed 2015-02-04
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

The registrant had 62,958,394 shares of common stock, no par value per share, outstanding as of January 28, 2015.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2014	2013
Net revenue	$401.5	$384.9
Cost of goods sold	263.1	253.9
Gross profit	138.4	131.0
Operating expenses	91.2	94.0
Operating profit	47.2	37.0
Interest expense	5.7	6.3
Other expense, net	—	(0.1)
Income before income taxes	41.5	30.6
Income tax expense	11.8	9.0
Consolidated net income	29.7	21.6
Less: Net income attributable to noncontrolling interests	0.2	1.3
Net income(1)	$29.5	$20.3

Net income(1) — per share of common stock:
Basic earnings per share	$0.47	$0.32
Diluted earnings per share	$0.46	$0.32
Weighted average shares outstanding (basic)	63.1	63.1
Weighted average shares outstanding (diluted)	63.9	63.7

Cash dividends declared per share	$0.2000	$0.1975

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2014	2013
Consolidated net income	$29.7	$21.6
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	(20.1)	8.7
Pension and postretirement (net of tax of $0.5 and $1.0)	0.8	2.2
Change in net unrealized gain (loss) on derivative instruments (net of tax of $0.2 and $0.2)	(0.5)	0.5
Total changes in other comprehensive income (loss), net of tax	(19.8)	11.4
Consolidated comprehensive income	9.9	33.0
Less: Comprehensive income attributable to noncontrolling interests	0.1	1.2
Comprehensive income (2)	$9.8	$31.8

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	December 31, 2014	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$52.0	$58.0
Trade receivables, net	174.3	191.0
Unbilled receivables from long-term manufacturing contracts	152.8	149.3
Inventories	177.1	168.5
Deferred income taxes	33.2	30.5
Prepaid expenses	20.2	19.0
Other current assets	19.5	21.5
Total current assets	629.1	637.8
Property, plant, and equipment, net	157.9	159.5
Intangible assets, net	493.7	510.5
Goodwill	558.7	570.7
Other assets	44.8	40.0
Total Assets	$1,884.2	$1,918.5

LIABILITIES
Current Liabilities
Trade accounts payable	$140.1	$192.6
Liabilities from long-term manufacturing contracts and advances	75.9	76.1
Current portion of long-term debt	9.0	15.0
Accrued compensation	46.4	69.6
Deferred income taxes	23.8	20.7
Other current liabilities	106.3	117.1
Total current liabilities	401.5	491.1
Long-term debt	608.1	543.5
Long-term portion of accrued pension and postretirement healthcare	196.8	200.9
Deferred income taxes	53.7	55.4
Other long-term liabilities	35.2	33.8
Total Liabilities	$1,295.3	$1,324.7

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.6 and 63.5 shares issued, 62.9 and 62.9 shares outstanding)	—	—
Additional paid-in capital	342.7	342.1
Retained earnings	328.6	311.7
Treasury stock (0.7 and 0.6 shares)	(21.0)	(18.3)
Accumulated other comprehensive income (loss)	(71.9)	(52.2)
Hillenbrand Shareholders’ Equity	578.4	583.3
Noncontrolling interests	10.5	10.5
Total Shareholders’ Equity	588.9	593.8

Total Liabilities and Equity	$1,884.2	$1,918.5

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Three Months Ended December 31,
	2014	2013
Operating Activities
Consolidated net income	$29.7	$21.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15.0	14.3
Deferred income taxes	0.5	(5.4)
Share-based compensation	2.2	1.7
Trade accounts receivable and receivables on long-term manufacturing contracts	5.5	38.3
Inventories	(11.7)	0.4
Other current assets	0.3	(2.1)
Trade accounts payable	(48.7)	(16.6)
Accrued expenses and other current liabilities	(37.9)	(5.6)
Income taxes payable	8.4	(2.6)
Defined benefit plan and postretirement funding	(2.7)	(4.2)
Defined benefit plan and postretirement expense	3.6	3.6
Other, net	(6.1)	2.5
Net cash (used in) provided by operating activities	(41.9)	45.9

Investing Activities
Capital expenditures	(5.7)	(5.6)
Proceeds from sales of property, plant, and equipment	0.5	—
Other, net	(2.6)	(0.6)
Net cash used in investing activities	(7.8)	(6.2)

Financing Activities
Repayments on term loan	(2.3)	(2.5)
Proceeds from revolving credit facilities	149.3	94.2
Repayments on revolving credit facilities	(187.2)	(105.9)
Proceeds from unsecured Series A Notes, net of financing costs	99.7	—
Payments of dividends on common stock	(12.6)	(12.4)
Repurchases of common stock	(6.8)	—
Net proceeds on stock plans	1.2	7.6
Other, net	1.0	(0.3)
Net cash provided by (used in) financing activities	42.3	(19.3)

Effect of exchange rates on cash and cash equivalents	1.4	(0.8)

Net cash flows	(6.0)	19.6

Cash and cash equivalents:
At beginning of period	58.0	42.7
At end of period	$52.0	$62.3

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

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries.  They also include a few small subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the SEC.  The September 30, 2014 Consolidated Balance Sheet included in this Form 10-Q was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet included in Form 10-K.  In the opinion of management, these financial statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

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

2.	Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for 2014.

Recently Issued Accounting Standard

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-01 to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

3.	Supplemental Balance Sheet Information

	December 31, 2014	September 30, 2014
Trade accounts receivable reserves	$20.7	$19.2

Accumulated depreciation on property, plant, and equipment	$284.3	$278.3

Accumulated amortization on intangible assets	$135.8	$127.4

Inventories:
Raw materials and components	$54.3	$53.2
Work in process	77.9	73.3
Finished goods	44.9	42.0
Total inventories	$177.1	$168.5

4.	Financing Agreements

	December 31, 2014	September 30, 2014
$700 revolving credit facility, maturing December 19, 2019	$190.3	$229.6
$200 term loan, final maturity December 19, 2019	177.8	180.0
$150 senior unsecured notes, due July 15, 2020, net of discount	149.0	148.9
$100 unsecured Series A Notes, due December 15, 2024	100.0	—
Total debt	617.1	558.5
Less: current portion	9.0	15.0
Total long-term debt	$608.1	$543.5

On December 15, 2014, we issued $100.0 in 4.60% Series A unsecured notes (“Series A Notes”) pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (the “Shelf Agreement”), among the Company, Prudential Investment Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that becomes a purchaser thereunder. The Series A Notes are unsecured, mature on December 15, 2024, and bear interest at 4.60% payable semi-annually in arrears. The Company may at any time upon providing notice, prepay all or part of the Series A Notes at 100% of the principal amount prepaid plus a Make-Whole Amount (as defined therein). Consistent with our revolving credit facility, term loan, senior unsecured notes, and LG facility, the Series A Notes are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Deferred financing costs of $0.4 related to the Series A Notes are being amortized to interest expense over the term of the Series A Notes.

On December 15, 2014, we entered into an amendment (the “First Amendment”) to the Shelf Agreement and on December 19, 2014, the Company and the Guarantors entered into a separate amendment (the “Second Amendment” and, collectively with the First Amendment, the “Prudential Amendments”) to the Shelf Agreement. The Prudential Amendments, among other things, amend a financial covenant contained in the Shelf Agreement to provide the Company greater flexibility to consummate acquisitions. The financial covenant amendment allows for an increase in the Company’s permitted maximum leverage ratio during the three quarters subsequent to an acquisition valued in excess of $75.0. We are allowed this increase up to two times during the term of the Shelf Agreement (each, a “Leverage Holiday”). If a Leverage Holiday is elected, in addition to the interest accruing on the Series A Notes, the Company must pay to each holder of a Series A Note a fee (an “Excess Leverage Fee”) equivalent to 0.75% per annum.

On December 19, 2014, the Company entered into a Second Amendment (the “JPM Amendment”) to the $700 revolving credit facility and term loan in the amount of $200, dated as of November 19, 2012 (as amended, the “Facility”), among the Company, the subsidiary borrowers, the subsidiary guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent. The Facility provides for revolving loans of up to $700, plus a term loan in the amount of $180.0. The JPM Amendment extends the maturity date of the Facility to December 19, 2019 and, among other amendments, amends the Facility to provide for Leverage Holidays similar to those discussed above regarding the Series A Notes. New deferred financing costs related to the JPM Amendment were $1.5, along with existing costs of $1.9, are being amortized to interest expense over the term of the Facility.

With respect to the Facility, as of December 31, 2014, we had $14.4 in outstanding letters of credit issued and $495.3 of maximum borrowing capacity, of which $361.9 of borrowing capacity is immediately available based on our leverage covenant at December 31, 2014, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.27% for the three months ended December 31, 2014, and 1.35% for the same period in the prior year.  The Facility carries a leverage-based facility fee, assessed on the entire facility amount. The weighted average facility fee was 0.25% for the three months ended December 31, 2014.

The weighted average interest rates on the term loan were 1.54% for the three months ended December 31, 2014, and 1.68% for the same period in the prior year.

In the normal course of business, the Process Equipment Group provides customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees.  As of December 31, 2014, we had guarantee arrangements with capacity totaling $236.5 under which $179.6 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.

The availability of borrowings under the Facility and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as such terms defined in the relevant agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0. As of December 31, 2014, the LG Facility does not provide for Leverage Holidays. As of December 31, 2014, we were in compliance with all covenants.

We had restricted cash of $0.6 and $0.4 at December 31, 2014 and September 30, 2014.

5.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits Three Months Ended December 31,		Non-U.S. Pension Benefits Three Months Ended December 31,
	2014	2013	2014	2013
Service costs	$1.1	$1.0	$0.4	$0.4
Interest costs	3.6	3.7	0.8	1.1
Expected return on plan assets	(3.5)	(3.5)	(0.3)	(0.3)
Amortization of unrecognized prior service costs, net	0.2	0.2	—	—
Amortization of net loss	1.2	0.9	—	—
Net pension costs	$2.6	$2.3	$0.9	$1.2

 Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.1 for the three months ended December 31, 2014 and 2013.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.1 and $2.1 for the three months ended December 31, 2014 and 2013.

6.	Income Taxes

The effective tax rates for the three months ended December 31, 2014 and 2013 were 28.4% and 29.4%. The decrease in the effective tax rate during the three months ended December 31, 2014 was primarily due to a reduction in the reserve for uncertain tax positions.

7.	Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At December 31, 2014 and 2013, potential dilutive effects, representing approximately 1,400,000 and 1,800,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2014	2013
Net income(1)	$29.5	$20.3
Weighted average shares outstanding (basic - in millions)	63.1	63.1
Effect of dilutive stock options and other unvested equity awards (in millions)	0.8	0.6
Weighted average shares outstanding (diluted - in millions)	63.9	63.7

Basic earnings per share	$0.47	$0.32
Diluted earnings per share	$0.46	$0.32

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.4	0.6

(1) Net income attributable to Hillenbrand

8.	Shareholders’ Equity

During the three months ended December 31, 2014, we paid $12.6 of cash dividends.  We also repurchased approximately 222,000 shares of our common stock during the three months ended December 31, 2014, for a total cost of $6.8. In connection with our share based compensation plans discussed further in Note 10, we also issued approximately 200,000 shares of common stock, of which approximately 130,000 shares were issued out of treasury stock.

9.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$(1.4)
Other comprehensive income before reclassifications
Before tax amount	2.1	8.7	0.6	11.4	$(0.1)	$11.3
Tax expense	(0.6)	—	(0.2)	(0.8)	—	(0.8)
After tax amount	1.5	8.7	0.4	10.6	(0.1)	10.5
Amounts reclassified from accumulated other comprehensive income(1)	0.7	—	0.1	0.8	—	0.8
Net current period other comprehensive income (loss)	2.2	8.7	0.5	11.4	$(0.1)	$11.3
Balance at December 31, 2013	$(30.8)	$40.1	$0.7	$10.0

 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$(52.2)
Other comprehensive income before reclassifications
Before tax amount	—	(20.0)	(1.5)	(21.5)	$(0.1)	$(21.6)
Tax expense	—	—	0.5	0.5	—	0.5
After tax amount	—	(20.0)	(1.0)	(21.0)	(0.1)	(21.1)
Amounts reclassified from accumulated other comprehensive income(1)	0.8	—	0.5	1.3	—	1.3
Net current period other comprehensive income (loss)	0.8	(20.0)	(0.5)	(19.7)	$(0.1)	$(19.8)
Balance at December 31, 2014	$(45.2)	$(24.9)	$(1.8)	$(71.9)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended December 31, 2013
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	0.6	0.1	(0.1)	0.6
Operating expenses	0.3	0.1	—	0.4
Other income (expense), net	—	—	0.1	0.1
Total before tax	$0.9	$0.2	$0.1	$1.2
Tax expense				(0.4)
Total reclassifications for the period, net of tax				$0.8

	Three Months Ended December 31, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.5	$0.5
Cost of goods sold	0.9	0.1	(0.1)	0.9
Operating expenses	0.3	0.1	—	0.4
Other income (expense), net	—	—	0.3	0.3
Total before tax	$1.2	$0.2	$0.7	$2.1
Tax expense				(0.8)
Total reclassifications for the period, net of tax				$1.3

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

10.	Share-Based Compensation

	Three Months Ended December 31,
	2014	2013
Share-based compensation costs	$2.2	$1.7
Less impact of income tax benefit	0.8	0.6
Share-based compensation costs, net of tax	$1.4	$1.1

Share-based compensation related to our long-term performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the performance-based targets for each grant over a three-year period.  For certain performance-based awards, compensation expense is adjusted each quarter based upon actual results to date and any changes to forecasted information on each of the separate grants.

During the three months ended December 31, 2014, we made the following grants:

Number of Units
Stock options	360,903
Time-based stock awards	13,962
Performance-based stock awards (maximum that can be earned)	474,599

Stock options granted had a weighted-average exercise price of $32.66 and a weighted-average grant date fair value of $4.88.  Our time-based stock awards and performance-based stock awards had a weighted-average grant date fair value of $32.48 and $19.45.  Included in the performance-based stock awards granted in the first quarter of fiscal 2015 are 150,464 units whose payout level is based upon the Company’s total shareholder return as it relates to the performance of companies in its compensation peer group over a three-year measurement period.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

11.	Other Income (Expense), Net

	Three Months Ended December 31,
	2014	2013
Equity in net income (loss) of affiliates	$0.3	$(0.2)
Foreign currency exchange loss, net	(0.8)	(0.3)
Other, net	0.5	0.4
Other income and expense, net	$—	$(0.1)

12.	Commitments and Contingencies

Litigation

General — Like most companies, from time to time we are involved in claims, lawsuits, and government proceedings relating to our operations, including environmental, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to litigation.  If a loss is not considered probable and/or cannot be reasonably estimated, we are required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at December 31,	Fair Value at December 31, 2014 Using Inputs Considered as:
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$52.0	$52.0	$—	$—
Investments in rabbi trust	5.5	5.5	—	—
Derivative instruments	1.7	—	1.7	—

Liabilities:
$150 senior unsecured notes	149.0	162.3	—	—
Revolving credit facility	190.3	—	190.3	—
Term loan	177.8	—	177.8	—
$100 Series A Notes	100.0	—	102.2	—
Derivative instruments	5.2	—	5.2	—

The fair values of the revolving credit facility and term loan approximated carrying value at December 31, 2014.  The fair values of the revolving credit facility, term loan, and Series A Notes are estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility, term loan, or Series A Notes.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these derivatives was $110.9 at December 31, 2014.

14.	Segment and Geographical Information

	Three Months Ended December 31,
	2014	2013
Net revenue
Process Equipment Group	$256.4	$242.2
Batesville	145.1	142.7
Total	$401.5	$384.9

Adjusted EBITDA
Process Equipment Group	$38.1	$26.7
Batesville	32.6	34.5
Corporate	(7.3)	(8.0)

Net revenue (1)
United States	$216.6	$202.4
International	184.9	182.5
Total	$401.5	$384.9

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	December 31, 2014	September 30, 2014
Total assets assigned
Process Equipment Group	$1,587.5	$1,632.8
Batesville	227.9	237.8
Corporate	68.8	47.9
Total	$1,884.2	$1,918.5

Tangible long-lived assets, net
United States	$94.6	$93.7
International	63.3	65.8
Total	$157.9	$159.5

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended December 31,
	2014	2013
Adjusted EBITDA:
Process Equipment Group	$38.1	$26.7
Batesville	32.6	34.5
Corporate	(7.3)	(8.0)
Less:
Interest income	(0.3)	(0.2)
Interest expense	5.7	6.3
Income tax expense	11.8	9.0
Depreciation and amortization	15.0	14.3
Business acquisition and integration	0.3	1.9
Restructuring	0.7	0.3
Litigation	0.5	—
Consolidated net income	$29.7	$21.6

15.	Condensed Consolidating Information

Certain 100% owned subsidiaries of Hillenbrand fully and unconditionally, jointly and severally, agreed to guarantee all of the indebtedness relating to our obligations under our revolving credit facility, term loan, senior unsecured notes, Series A Notes, and LG Facility.  The following are the condensed consolidating financial statements, including the guarantors, which present the statements of income, balance sheets, and cash flows of (i) the parent holding company, (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) eliminations necessary to present the information for Hillenbrand on a consolidated basis.

Condensed Consolidating Statements of Income

	Three Months Ended December 31, 2014					Three Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$216.7	$233.5	$(48.7)	$401.5	$—	$200.3	$225.0	$(40.4)	$384.9
Cost of goods sold	—	114.3	172.8	(24.0)	263.1	—	102.5	166.6	(15.2)	253.9
Gross profit	—	102.4	60.7	(24.7)	138.4	—	97.8	58.4	(25.2)	131.0
Operating expenses	8.1	62.9	44.9	(24.7)	91.2	9.0	61.9	48.3	(25.2)	94.0
Operating profit	(8.1)	39.5	15.8	—	47.2	(9.0)	35.9	10.1	—	37.0
Interest expense	4.9	—	0.8	—	5.7	4.9	0.1	1.3	—	6.3
Other income (expense), net	—	—	—	—	—	(0.1)	(0.7)	0.7	—	(0.1)
Equity in net income (loss) of subsidiaries	34.1	2.2	—	(36.3)	—	28.6	1.9	—	(30.5)	—
Income (loss) before income taxes	21.1	41.7	15.0	(36.3)	41.5	14.6	37.0	9.5	(30.5)	30.6
Income tax expense (benefit)	(8.4)	14.9	5.3	—	11.8	(5.7)	13.2	1.5	—	9.0
Consolidated net income	29.5	26.8	9.7	(36.3)	29.7	20.3	23.8	8.0	(30.5)	21.6
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	0.2	—	—	1.3	—	1.3
Net income (1)	$29.5	$26.8	$9.5	$(36.3)	$29.5	$20.3	$23.8	$6.7	$(30.5)	$20.3
Consolidated comprehensive income	$9.8	$27.6	$2.3	$(29.8)	$9.9	$31.8	$24.5	$18.7	$(42.0)	$33.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1	—	—	1.2	—	1.2
Comprehensive income (2)	$9.8	$27.6	$2.2	$(29.8)	$9.8	$31.8	$24.5	$17.5	$(42.0)	$31.8

 (1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	December 31, 2014					September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$1.0	$9.0	$42.0	$—	$52.0	$0.4	$10.6	$47.0	$—	$58.0
Trade receivables, net	—	105.9	68.4	—	174.3	—	113.2	77.8	—	191.0
Unbilled receivables from long-term manufacturing contracts	—	5.0	147.8	—	152.8	—	4.0	145.3	—	149.3
Inventories	—	73.9	106.4	(3.2)	177.1	—	69.7	101.8	(3.0)	168.5
Deferred income taxes	13.3	17.3	2.6	—	33.2	10.6	17.3	2.6	—	30.5
Prepaid expense	3.1	5.3	11.8	—	20.2	2.5	4.9	11.6	—	19.0
Intercompany receivables	290.7	1,152.3	30.8	(1,473.8)	—	291.0	1,189.9	5.3	(1,486.2)	—
Other current assets	1.0	1.8	16.7	—	19.5	1.2	2.1	17.8	0.4	21.5
Total current assets	309.1	1,370.5	426.5	(1,477.0)	629.1	305.7	1,411.7	409.2	(1,488.8)	637.8
Property, plant and equipment, net	6.7	65.9	85.3	—	157.9	6.7	65.4	87.4	—	159.5
Intangible assets, net	2.4	183.2	308.1	—	493.7	2.5	186.1	321.9	—	510.5
Goodwill	—	211.7	347.0	—	558.7	—	211.7	359.0	—	570.7
Investment in consolidated subsidiaries	2,039.3	643.8	—	(2,683.1)	—	2,000.2	644.0	—	(2,644.2)	—
Other assets	35.6	26.9	4.1	(21.8)	44.8	25.8	9.9	4.3	—	40.0
Total Assets	$2,393.1	$2,502.0	$1,171.0	$(4,181.9)	$1,884.2	$2,340.9	$2,528.8	$1,181.8	$(4,133.0)	$1,918.5

Trade accounts payable	$1.3	$20.9	$117.9	$—	$140.1	$3.0	$32.8	$156.8	$—	$192.6
Liabilities from long-term manufacturing contracts and advances	—	25.0	50.9	—	75.9	—	20.4	55.7	—	76.1
Current portion of long-term debt	9.0	—	—	—	9.0	15.0	—	—	—	15.0
Accrued compensation	22.4	16.5	7.5	—	46.4	5.0	55.3	9.3	—	69.6
Deferred income taxes	—	—	23.8	—	23.8	—	1.6	19.1	—	20.7
Intercompany payables	1,192.0	285.0	—	(1,477.0)	—	1,202.7	286.5	—	(1,489.2)	—
Other current liabilities	4.7	49.1	73.0	(20.5)	106.3	4.1	61.6	51.0	0.4	117.1
Total current liabilities	1,229.4	396.5	273.1	(1,497.5)	401.5	1,229.8	458.2	291.9	(1,488.8)	491.1
Long-term debt	583.8	—	24.3	—	608.1	525.9	—	17.6	—	543.5
Accrued pension and postretirement healthcare	1.0	94.9	100.9	—	196.8	1.0	94.2	105.7	—	200.9
Deferred income taxes	0.4	16.4	36.9	—	53.7	0.8	15.1	39.5	—	55.4
Other long-term liabilities	0.1	25.3	11.1	(1.3)	35.2	0.1	27.7	6.0	—	33.8
Total Liabilities	1,814.7	533.1	446.3	(1,498.8)	1,295.3	1,757.6	595.2	460.7	(1,488.8)	1,324.7
Total Hillenbrand Shareholders’ Equity	578.4	1,968.9	714.2	(2,683.1)	578.4	583.3	1,933.6	710.6	(2,644.2)	583.3
Noncontrolling interests	—	—	10.5	—	10.5	—	—	10.5	—	10.5
Total Equity	578.4	1,968.9	724.7	(2,683.1)	588.9	583.3	1,933.6	721.1	(2,644.2)	593.8
Total Liabilities and Equity	$2,393.1	$2,502.0	$1,171.0	$(4,181.9)	$1,884.2	$2,340.9	$2,528.8	$1,181.8	$(4,133.0)	$1,918.5

Condensed Consolidating Statements of Cash Flows

	Three Months Ended December 31, 2014					Three Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(33.3)	$3.6	$(12.2)	$—	$(41.9)	$11.8	$2.2	$31.9	$—	$45.9

Investing activities:
Capital expenditures	(0.3)	(3.3)	(2.1)	—	(5.7)	(0.3)	(1.9)	(3.4)	—	(5.6)
Proceeds from property, plant, and equipment	—	0.5	—	—	0.5	—	—	—	—	—
Other, net	—	(2.4)	(0.2)	—	(2.6)	(0.6)	—	—	—	(0.6)
Net cash used in investing activities	(0.3)	(5.2)	(2.3)	—	(7.8)	(0.9)	(1.9)	(3.4)	—	(6.2)

Financing activities:
Repayments on term loan	(2.3)	—	—	—	(2.3)	(2.5)	—	—	—	(2.5)
Proceeds from revolving credit facilities	111.5	—	37.8	—	149.3	76.5	—	17.7	—	94.2
Repayments on revolving credit facilities	(157.5)	—	(29.7)	—	(187.2)	(80.0)	—	(25.9)	—	(105.9)
Proceeds from unsecured Series A Notes, net of financing costs	99.7	—	—	—	99.7	—	—	—	—	—
Payment of dividends on common stock	(12.6)	—	—	—	(12.6)	(12.4)	—	—	—	(12.4)
Repurchases of common stock	(6.8)	—	—	—	(6.8)	—	—	—	—	—
Net proceeds (payments) on stock plans	1.2	—	—	—	1.2	7.6	—	—	—	7.6
Other, net	1.0	—	—	—	1.0	0.5	—	(0.8)	—	(0.3)
Net cash (used in) provided by financing activities	34.2	—	8.1	—	42.3	(10.3)	—	(9.0)	—	(19.3)

Effect of exchange rates on cash and cash equivalents	—	—	1.4	—	1.4	—	—	(0.8)	—	(0.8)

Net cash flow	0.6	(1.6)	(5.0)	—	(6.0)	0.6	0.3	18.7	—	19.6
Cash and equivalents at beginning of period	0.4	10.6	47.0	—	58.0	0.6	8.7	33.4	—	42.7
Cash and equivalents at end of period	$1.0	$9.0	$42.0	$—	$52.0	$1.2	$9.0	$52.1	$—	$62.3

16.	Restructuring

During the three months ended December 31, 2014, Hillenbrand incurred $1.9 of restructuring costs ($0.3 expense at the Process Equipment Group classified as operating expenses, $1.2 expense at Batesville classified as cost of goods sold, and $0.4 expense at Corporate classified as operating expenses).  These costs related primarily to severance costs at the Process Equipment Group as we continue to integrate and streamline the business operations within the segment, disposal of equipment at Batesville, and corporate charges related to the realignment of the Company’s executive management team. At December 31, 2014, $1.2 was accrued and will be paid in 2015.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2014, to the same period in fiscal year 2014.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

Another important non-GAAP operational measure used is backlog. Backlog is not a term recognized under GAAP; however it is a common measurement used in the Process Equipment Group’s industry. Order backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded related to the Process Equipment Group. Backlog includes expected revenue from large systems, equipment, and to a lesser extent, replacement parts, components, and service. The length of time that projects remain in backlog can span from days for replacement parts and service to approximately 18 months or longer for larger system sales. Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that it is reasonably expected to be realized. For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included. A small number of these subsidiaries are not 100% owned by Hillenbrand, although the aggregate un-owned portion of these subsidiaries is immaterial to Hillenbrand as a whole.

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

We analyze net revenue, gross profit, and operating expenses on a constant currency basis, which is a non-GAAP measure, to better measure the comparability of results between periods. This information is provided because exchange rates can distort the underlying change in sales, either positively or negatively.

See pages 23-24 for reconciliations of our non-GAAP measures to the most directly comparable GAAP measures.  There is no GAAP financial measure comparable to backlog; therefore, a quantitative reconciliation of backlog is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2014, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2014.

EXECUTIVE OVERVIEW

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

Hillenbrand is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands, robust cash generation capabilities, and Hillenbrand Business System (“HBS”).  Hillenbrand has two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  Batesville is a recognized leader in the North American death care industry.  Batesville performs several critical roles within the Company. It has a long history of providing strong annual operating cash flows.  As the source of HBS practices, including Lean, Strategy Management, and Talent Development, it provides talent to embed these management practices in acquired companies.

Batesville’s performance has allowed management to invest in acquisitions that provide diversification, with a focus on companies for which we perceive growth opportunities and an ability to benefit from HBS.  We believe we can most effectively continue to increase shareholder value by leveraging our strong financial position and HBS to continue to build a global diversified industrial company with strong positions in multiple growth-oriented industries.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$401.5	100.0	$384.9	100.0
Gross profit	138.4	34.5	131.0	34.0
Operating expenses	91.2	22.7	94.0	24.4
Operating profit	47.2	11.8	37.0	9.6
Interest expense	5.7	1.4	6.3	1.6
Other expense, net	—	—	(0.1)	—
Income taxes	11.8	2.9	9.0	2.3
Net income(1)	29.5	7.3	20.3	5.3

(1) Net income attributable to Hillenbrand.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Net revenue increased $16.6 (4%) or $31.2 (8%) on a constant currency basis.

•The Process Equipment Group’s net revenue increased $14.2 (6%) or $27.9 (12%) on a constant currency basis primarily due to increased volume of equipment sales. Order backlog decreased $20.4 (3%) from $610.8 on December 31, 2013, to $590.4 on December 31, 2014. On a constant currency basis, backlog at December 31, 2014 would have been $636.1; therefore, the decrease in backlog is primarily attributable to adverse changes in foreign currency rates.

•Batesville’s net revenue increased $2.4 (1.7%) or $3.3 (2.3%) on a constant currency basis primarily due to an increase in volume ($5.4) offset by a decrease in the average selling price ($2.1). Higher volume was driven by an increase in North American deaths, partially offset by the increased rate at which families opted for cremation.

Gross profit increased $7.4 (6%) to $138.4 or $11.6 (9%) on a constant currency basis and consolidated gross profit margin increased 50 basis points to 34.5%.  On an adjusted basis, which excluded items described below, the consolidated gross profit margin increased 70 basis points to 34.8%.

•The Process Equipment Group’s gross profit increased $9.1 (12%) to $84.3 or $13.2 (18%) on a constant currency basis.  Gross profit margin increased 190 basis points to 32.9% in 2015 primarily due to cost reduction initiatives.

•Batesville’s gross profit decreased 3% to $54.1 and gross profit margin decreased 180 basis points to 37.3%.  The decreased gross profit and gross profit margin was due to restructuring charges from the disposal of equipment and increased personnel and benefit costs partially offset by higher volume.

Gross profit in 2015 included a $1.2 increase to cost of goods sold related to restructuring charges from the disposal of equipment at Batesville.  Gross profit in 2014 included $0.1 of restructuring expenses.  Excluding these items, adjusted gross profit increased 8.5 (6%) and adjusted gross profit margin increased 70 basis points to 34.8%.

Operating expenses decreased $2.8 (3%) to $91.2 or $0.2 on a constant currency basis, primarily due to lower business acquisition and integration costs and the impact of cost reduction initiatives in 2015 compared to 2014, partially offset by an increase in restructuring charges and litigation expenses.  The operating expenses to net revenue ratio decreased by 170 basis points to 22.7% in 2015.  Operating expenses included the following items:

	Three Months Ended December 31,
	2014	2013
Business acquisition and integration costs	$0.3	$1.9
Restructuring charges	0.7	0.2
Litigation expenses	0.5	—

On an adjusted basis, which excluded business acquisition and integration costs, restructuring charges, and litigation expenses, operating expenses decreased $2.2 to $89.7.  The adjusted operating expenses to net revenue ratio decreased 160 basis points in 2015 to 22.3%, largely due to increased net revenue in the Process Equipment Group and cost reduction initiatives throughout the organization.

Interest expense decreased $0.6 primarily due to lower weighted-average outstanding borrowings in 2015 compared to 2014.

The effective tax rate was 28.4% in 2015 compared to 29.4% in 2014.  The decrease in the effective tax rate was primarily due the net effect of the change in the reserve for uncertain tax positions. Our adjusted effective income tax rate was 28.5% in 2015 compared to 29.3% in 2014 and excluded the tax impact of acquisition and integration costs, restructuring charges, and certain litigation costs.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$256.4	100.0	$242.2	100.0
Gross profit	84.3	32.9	75.2	31.0
Operating expenses	57.0	22.2	60.3	24.9
Operating profit	27.3	10.6	14.9	6.2

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Net revenue increased $14.2 (6%) or $27.9 (12%) on a constant currency basis primarily due to increased volume of equipment sales. Order backlog decreased $20.4 (3%) from $610.8 on December 31, 2013, to $590.4 on December 31, 2014. On a constant currency basis, backlog at December 31, 2014 would have been $636.1; therefore, the decrease in backlog is primarily attributable to adverse changes in foreign currency rates.

Gross profit increased $9.1 (12%) to $84.3 or $13.2 (18%) to $88.4 on a constant currency basis due to increased volume of equipment sales in 2015.  Gross profit margin increased 190 basis points to 32.9% in 2015 primarily due to cost reduction initiatives.

Operating expenses decreased $3.3 (5%) to $57.0 or $0.4 to $59.9 on a constant currency basis and the operating expenses to net revenue ratio improved by 270 basis points to 22.2% in 2015.  The decrease in operating expenses and the improved ratio are primarily due to cost reduction initiatives.

Operating expenses in 2015 included business acquisition and integration costs ($0.1) and restructuring costs ($0.3).  Operating expenses in 2014 included business acquisition and integration costs ($0.7), and restructuring costs ($0.2).  Excluding these items, adjusted operating expenses decreased $2.8 to $56.6 and the operating expenses to net revenue ratio improved 240 basis points to 22.1% in 2015.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$145.1	100.0	$142.7	100.0
Gross profit	54.1	37.3	55.8	39.1
Operating expenses	25.7	17.7	24.6	17.2
Operating profit	28.4	19.6	31.2	21.9

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Net revenue increased $2.4 (1.7%) or $3.3 (2.3%) on a constant currency basis, primarily due to an increase in volume ($5.4) offset by a decrease in the average selling price ($2.1). Higher volume was driven by an increase in North American deaths, partially offset by the increased rate at which families opted for cremation.

Gross profit decreased 3% to $54.1 and gross profit margin decreased 180 basis points to 37.3%.  The decreased gross profit was primarily due to restructuring charges from the disposal of equipment and increased personnel and benefit costs, partially offset by higher volume.

Gross profit included restructuring charges ($1.2 in 2015 and $0.1 in 2014).  Excluding restructuring charges, adjusted gross profit decreased $0.6 (1%) and adjusted gross profit margin decreased 110 basis points to 38.1%.

Operating expenses increased $1.1 to $25.7, primarily due to increased selling expenses and litigation costs. The operating expenses to net revenue ratio increased 50 basis points to 17.7%.

Operating expenses in 2015 included $0.5 of certain litigation costs.  Excluding these costs, adjusted operating expenses in 2015 were $25.2, a $0.6 increase from 2014, and the operating expenses to net revenue ratio increased by 20 basis points to 17.4%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$7.9	2.0	$7.9	2.1
Business acquisition and integration costs	0.2	—	1.2	0.3
Restructuring charges	0.4	0.1	—	—
Operating expenses	$8.5	2.1	$9.1	2.4

Core operating expenses represent operating expenses excluding restructuring costs and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Core operating expenses were substantially consistent year over year.  These expenses as a percentage of revenue were 2.0%, a decrease of 10 basis points from 2014.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following are reconciliations from the most directly comparable GAAP operating performance measures to our non-GAAP (adjusted) performance measures.

	Three Months Ended December 31,
	2014				2013
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$263.1	$(1.2)	(a)	$261.9	$253.9	$(0.1)	(d)	$253.8
Operating expenses	91.2	(1.5)	(b)	89.7	94.0	(2.1)	(e)	91.9
Income tax expense	11.8	0.8	(c)	12.6	9.0	0.6	(c)	9.6
Net income(1)	29.5	1.9		31.4	20.3	1.6		21.9
Diluted EPS	0.46	0.03		0.49	0.32	0.02		0.34

Ratios:
Gross margin	34.5%	0.3%		34.8%	34.0%	0.1%		34.1%
Operating expenses as a % of net revenue	22.7%	(0.4)%		22.3%	24.4%	(0.5)%		23.9%

(1)	Net income attributable to Hillenbrand

P = Process Equipment Group; B = Batesville; C = Corporate
(a)	Restructuring ($1.2 B)
(b)	Restructuring ($0.3 P, $0.4 C), business acquisition and integration costs ($0.1 P, $0.2 C), litigation costs ($0.5 B)
(c)	Tax effect of adjustments
(d)	Restructuring ($0.1 B)
(e)	Business acquisition and integration costs ($0.7 P, $1.2 C) and restructuring ($0.2 P)

	Three Months Ended December 31,
	2014	2013
Consolidated net income	$29.7	$21.6
Interest income	(0.3)	(0.2)
Interest expense	5.7	6.3
Income tax expense	11.8	9.0
Depreciation and amortization	15.0	14.3
EBITDA	$61.9	$51.0
Business acquisition and integration	0.3	1.9
Restructuring	0.7	0.3
Litigation and other	0.5	—
Adjusted EBITDA	$63.4	$53.2

Consolidated adjusted EBITDA increased $10.2 (19%) for the three months ended December 31, 2014 compared to the same period in 2014.  The increase during the three months ended December 31, 2014 was driven primarily by increased sales volume at both the Process Equipment Group and Batesville and cost reduction initiatives at the Process Equipment Group.

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first three months of 2015 to the same period last year.  We discuss how we see cash flow being affected for the next twelve months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

We believe the 12-month outlook for our business remains strong.  Although cash flow from operations in the Process Equipment Group business naturally experiences substantial fluctuations, we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.  Our debt financing includes long-term senior unsecured notes, including the Series A Notes, and our revolving credit facility (the “Facility”) as part of our overall financing strategy.  We believe we continue to have ready access to capital markets, and we regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access long-term financing, we had $495.3 of maximum borrowing capacity under the Facility as of December 31, 2014, of which $361.9 of borrowing capacity is immediately available based on our leverage covenant at December 31, 2014, with additional amounts available in the event of a qualifying acquisition.  The available borrowing capacity reflects a reduction of $14.4 for outstanding letters of credit issued under the Facility.  The Company may request an increase of up to $300.0 to the total borrowing capacity under the Facility, subject to the approval of the lenders.

In the normal course of business, the Process Equipment Group provides customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of December 31, 2014, we had guarantee arrangements with capacity totaling $236.5, under which $179.6 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (“LG Facility”), under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Company may request an increase to the total capacity under the LG Facility by an additional €70.0 subject to approval of the lenders.

We have significant operations outside the U.S.  The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $41.6 at December 31, 2014.  We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

Our anticipated contribution to our pension plans in 2015 is $16.0, of which $2.6 was made during the three months ended December 31, 2014.  We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and will make additional discretionary funding decisions based on the net impact of these factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2014, which will require approximately $12.6 each quarter based on our outstanding common stock at December 31, 2014.  We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  We repurchased approximately 222,000 shares of our common stock for $6.8 as part of that plan during the three months ended December 31, 2014.

We believe existing cash, cash flows from operations, and the issuance of debt to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on these factors, we believe our current liquidity position is strong, and will continue to meet all of our financial commitments for the foreseeable future.

	Three Months Ended December 31,
	2014	2013
Cash flows (used in) provided by:
Operating activities	$(41.9)	$45.9
Investing activities	(7.8)	(6.2)
Financing activities	42.3	(19.3)
Effect of exchange rate changes on cash and cash equivalents	1.4	(0.8)
Net cash flows	$(6.0)	$19.6

Operating Activities

Operating activities consumed $41.9 of cash during the first three months of fiscal year 2015, in contrast to generating $45.9 of cash during the first three months of fiscal year 2014, an $87.8 unfavorable swing.  This swing in operating cash was driven in part by a litigation settlement at Batesville and increased annual incentive compensation paid during the first quarter of the fiscal year, but it was primarily driven by a significant change in working capital balances at Coperion compared to the same period in 2014.

In 2014 Coperion experienced a strong inflow of customer receipts on earlier stages of contracts in process. In contrast, during the first three months of fiscal year 2015, continued progress on compounding and extrusion orders at Coperion required a much stronger outflow of supplier payments.  In addition, advance payments on orders recently commencing manufacturing were weaker on a period over period basis.  Furthermore, payments on certain customer contracts were withheld due to delayed delivery, causing our net working capital investment in those contracts to increase during the quarter.  We anticipate delivery to occur and payments to be received later this fiscal year.
Working capital requirements for Coperion may fluctuate this way due to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

Cash used in investing activities in the first three months of 2015 remained relatively flat compared to the same period in the prior year.

Financing Activities

Cash (used in)/provided by financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities during the first three months of 2015 was $42.3, including $59.5 of proceeds, net of debt repayments and financing costs.  This includes the issuance of $100.0 in 4.60% Series A Notes.

Cash used in financing activities in the first three months of 2014 was $19.3 primarily due to net debt repayments.

We returned $12.6 to shareholders during the first three months of 2015 in the form of quarterly dividends.  We increased our quarterly dividend in 2015 to $0.2000 per common share from $0.1975 per common share paid during 2014.  In addition, we repurchased approximately 222,000 shares of our common stock in 2015, for a total cost of $6.8, as part of an approved and publicly announced program.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2014 Form 10-K filed with the SEC on November 19, 2014.  There have been no material changes in this information since the filing of our 2014 Form 10-K.

Item 4.                CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

All acquisitions involve inherent uncertainties, which may include, among other things, our ability to:

•	successfully identify targets for acquisition;

•	negotiate reasonable terms;

•	properly perform due diligence and determine all the significant risks associated with a particular acquisition;

•	successfully transition the acquired company into our business and achieve the desired performance; and

•	where applicable, implement restructuring activities without an adverse impact to business operations.

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

We derived approximately 46% and 47% of our revenue from our operations outside the U.S. for the three months ended December 31, 2014 and 2013.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada. In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

Our international business is subject to risks that are often encountered in non-U.S. operations, including:

•interruption in the transportation of materials to us and finished goods to our customers;
•differences in terms of sale, including payment terms;
•local product preferences and product requirements;

•	changes in a country’s or region’s political or economic condition, including with respect to safety and health issues;
•trade protection measures and import or export licensing requirements;
•unexpected changes in laws or regulatory requirements, including negative changes in tax laws;
•limitations on ownership and on repatriation of earnings and cash;
•difficulty in staffing and managing widespread operations;
•differing labor regulations;
•difficulties in enforcing contract and property rights under local law;
•difficulties in implementing restructuring actions on a timely or comprehensive basis; and
•differing protection of intellectual property.

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

As of December 31, 2014, approximately 40% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

8.  Volatility in our investment portfolio could adversely impact our operating results and financial condition.

Hillenbrand has certain investments that were transferred to us by our former parent company with an aggregate carrying value of $12.3 as of December 31, 2014.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

9.  We are involved from time to time in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty, but could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies.

10.  We have historically used debt to finance acquisitions. Increasing our debt could adversely affect the Company and limit our ability to respond to changes in our businesses. We expect to continue to make acquisitions as a key component of our growth strategy.

As of December 31, 2014, our outstanding debt was $617.1.  This level of debt and additional debt we may incur in the future could have important consequences to our businesses.  For example:

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

These provisions include, among others:

•the division of our Board of Directors into three classes with staggered terms;
•the inability of our shareholders to act by less than unanimous written consent;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•the right of our Board of Directors to issue preferred stock without shareholder approval; and
•limitations on the right of shareholders to remove directors.

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

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs (1)

October	190,999	$30.09	190,999	$55.2
November	—	$—	—	$55.2
December	30,783	$32.45	30,783	$54.2
Total	221,782	$30.41	221,782	$54.2

(1)
On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of common stock. As of December 31, 2014, we had repurchased approximately 1,900,000 shares for an aggregate price of $45.8. The stock repurchase approval has no expiration date, and there was no termination of the stock repurchase plan during the quarter ended December 31, 2014.

Item 6.                EXHIBITS

The exhibits filed with this report are listed on the Exhibit Index, which is incorporated herein by reference.  In reviewing any agreements included as exhibits to this report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements.  The agreements may contain representations and warranties by the parties to the agreements, including us.  Except where explicitly stated otherwise, these representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not necessarily be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: February 4, 2015	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: February 4, 2015		/s/ Theodore S. Haddad, Jr.
Theodore S. Haddad, Jr.
Vice President, Treasurer, Interim Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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
Exhibit 10.1*
Release, Settlement Agreement, and Covenant Not to Sue, dated November 14, 2014, by and among The York Group, Inc., Milso Industries Corporation, Matthews International Corporation, Batesville Casket Company, Inc., Pontone Casket Company, LLC, Scott Pontone, and Harry Pontone

Exhibit 10.2
Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 19, 2014)

Exhibit 10.3
Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on December 19, 2014)

Exhibit 10.4
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., the subsidiary borrowers named therein, the subsidiary guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on December 19, 2014)

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