Form 10-Q
period 2015-03-31
Hillenbrand, Inc.
filed 2015-05-11
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The registrant had 62,929,118 shares of common stock, no par value per share, outstanding as of April 27, 2015.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net revenue	$404.6	$396.8	$806.1	$781.7
Cost of goods sold	256.0	254.0	519.1	507.9
Gross profit	148.6	142.8	287.0	273.8
Operating expenses	91.7	99.9	182.9	193.9
Operating profit	56.9	42.9	104.1	79.9
Interest expense	6.4	5.6	12.1	11.9
Other income (expense), net	(5.0)	9.7	(5.0)	9.6
Income before income taxes	45.5	47.0	87.0	77.6
Income tax expense	14.3	13.7	26.1	22.7
Consolidated net income	31.2	33.3	60.9	54.9
Less: Net income attributable to noncontrolling interests	0.5	0.3	0.7	1.6
Net income(1)	$30.7	$33.0	$60.2	$53.3

Net income(1) — per share of common stock:
Basic earnings per share	$0.49	$0.52	$0.95	$0.84
Diluted earnings per share	$0.48	$0.51	$0.94	$0.83
Weighted average shares outstanding (basic)	63.3	63.3	63.2	63.2
Weighted average shares outstanding (diluted)	63.9	63.9	63.8	63.9

Cash dividends declared per share	$0.2000	$0.1975	$0.4000	$0.3950

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Consolidated net income	$31.2	$33.3	$60.9	$54.9
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	(36.5)	—	(56.6)	8.6
Pension and postretirement (net of quarter-to-date tax of $- and $0.5 and year-to-date tax of $0.5 and $1.5)	1.0	0.9	1.8	3.1
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of $1.4 and $0.3 and year-to-date tax of $1.6 and $0.1)	(3.8)	(0.2)	(4.3)	0.3
Total changes in other comprehensive income (loss), net of tax	(39.3)	0.7	(59.1)	12.0
Consolidated comprehensive income	(8.1)	34.0	1.8	66.9
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.5	0.6	1.7
Comprehensive income (2)	$(8.6)	$33.5	$1.2	$65.2

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	March 31, 2015	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$43.0	$58.0
Trade receivables, net	172.3	191.0
Unbilled receivables from long-term manufacturing contracts	134.3	149.3
Inventories	174.9	168.5
Deferred income taxes	28.7	30.5
Prepaid expenses	21.4	19.0
Other current assets	17.8	21.5
Total current assets	592.4	637.8
Property, plant, and equipment, net	152.7	159.5
Intangible assets, net	464.8	510.5
Goodwill	535.8	570.7
Other assets	42.6	40.0
Total Assets	$1,788.3	$1,918.5

LIABILITIES
Current Liabilities
Trade accounts payable	$118.0	$192.6
Liabilities from long-term manufacturing contracts and advances	79.3	76.1
Current portion of long-term debt	9.0	15.0
Accrued compensation	51.1	69.6
Deferred income taxes	21.4	20.7
Other current liabilities	107.4	117.1
Total current liabilities	386.2	491.1
Long-term debt	561.8	543.5
Long-term portion of accrued pension and postretirement healthcare	185.1	200.9
Deferred income taxes	49.1	55.4
Other long-term liabilities	33.7	33.8
Total Liabilities	$1,215.9	$1,324.7

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.6 and 63.5 shares issued, 62.9 and 62.9 shares outstanding)	—	—
Additional paid-in capital	346.1	342.1
Retained earnings	346.6	311.7
Treasury stock (0.7 and 0.6 shares)	(20.2)	(18.3)
Accumulated other comprehensive loss	(111.2)	(52.2)
Hillenbrand Shareholders’ Equity	561.3	583.3
Noncontrolling interests	11.1	10.5
Total Shareholders’ Equity	572.4	593.8

Total Liabilities and Equity	$1,788.3	$1,918.5

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Six Months Ended March 31,
	2015	2014
Operating Activities
Consolidated net income	$60.9	$54.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28.4	29.0
Deferred income taxes	4.2	3.4
Share-based compensation	6.3	5.1
Net (gain) loss on investments	1.4	(7.9)
Trade accounts receivable and receivables on long-term manufacturing contracts	5.6	36.2
Inventories	(16.8)	(4.3)
Other current assets	1.2	(11.7)
Trade accounts payable	(60.7)	(8.3)
Accrued expenses and other current liabilities	(19.2)	1.4
Income taxes payable	3.6	(14.6)
Defined benefit plan and postretirement funding	(5.2)	(8.3)
Defined benefit plan and postretirement expense	7.3	7.2
Other, net	(6.8)	0.1
Net cash provided by operating activities	10.2	82.2

Investing Activities
Capital expenditures	(11.9)	(11.4)
Proceeds from sales of property, plant, and equipment	0.5	0.7
Proceeds from investments	—	5.7
Other, net	(1.1)	0.9
Net cash used in investing activities	(12.5)	(4.1)

Financing Activities
Repayments on term loan	(4.5)	(5.0)
Proceeds from revolving credit facilities	254.4	182.6
Repayments on revolving credit facilities	(332.0)	(218.6)
Proceeds from unsecured Series A Notes, net of financing costs	99.6	—
Proceeds from other borrowings	—	1.0
Payments of dividends on common stock	(25.2)	(24.8)
Repurchases of common stock	(9.2)	(16.5)
Net proceeds on stock plans	3.4	12.7
Other, net	1.2	0.1
Net cash used in financing activities	(12.3)	(68.5)

Effect of exchange rates on cash and cash equivalents	(0.4)	(1.3)

Net cash flows	(15.0)	8.3

Cash and cash equivalents:
At beginning of period	58.0	42.7
At end of period	$43.0	$51.0

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.	Background and Basis of Presentation

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands and robust cash generation capabilities, as well as our Hillenbrand Business System (HBS), which we utilize to drive results across the enterprise by deploying management practices including Lean, Talent Development, and Strategy Management. Hillenbrand is composed of two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  Batesville is a recognized leader in the North American death care industry.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries.  They also include a number of minor subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

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

Recently Issued Accounting Standard

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will be effective for our fiscal year beginning October 1, 2017, including interim periods within that reporting period, and allows for either full retrospective adoption or modified retrospective adoption, with early adoption not permitted. We are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest. ASU 2015-03 simplifies the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other - Internal-Use Software. ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We are currently evaluating the impact that ASU 2015-05 will have on our consolidated financial statements.

3.	Supplemental Balance Sheet Information

	March 31, 2015	September 30, 2014
Trade accounts receivable reserves	$20.2	$19.2

Accumulated depreciation on property, plant, and equipment	$289.5	$278.3

Accumulated amortization on intangible assets	$140.4	$127.4

Inventories:
Raw materials and components	$50.0	$53.2
Work in process	70.2	73.3
Finished goods	54.7	42.0
Total inventories	$174.9	$168.5

4.	Financing Agreements

	March 31, 2015	September 30, 2014
$700 revolving credit facility, maturing December 19, 2019	$146.3	$229.6
$200 term loan, final maturity December 19, 2019	175.5	180.0
$150 senior unsecured notes, due July 15, 2020, net of discount	149.0	148.9
$100 unsecured Series A Notes, due December 15, 2024	100.0	—
Total debt	570.8	558.5
Less: current portion	9.0	15.0
Total long-term debt	$561.8	$543.5

On February 18, 2015, we entered into an Amendment Agreement (the “Amendment Agreement”), amending and restating our €150.0 Syndicated Letter of Guarantee Facility (as amended, “LG Facility ”), dated as of June 3, 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Amendment Agreement extends the maturity date of the LG Facility until at least December 19, 2019, and, among other things, amends a financial covenant contained in the LG Facility to provide the Company and its subsidiaries greater flexibility to consummate acquisitions.  The financial covenant amendment allows for an increase in the Company’s permitted maximum leverage ratio during the three quarters subsequent to an acquisition valued in excess of $75.0. We are allowed this increase up to two times during the term of the LG Facility (each, a “Leverage Holiday”).

On December 15, 2014, we issued $100.0 in 4.60% Series A unsecured notes (“Series A Notes”) pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), among the Company, Prudential Investment

Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that becomes a purchaser thereunder. The Series A Notes are unsecured, mature on December 15, 2024, and bear interest at 4.60% payable semi-annually in arrears. The Company may at any time upon providing notice, prepay all or part of the Series A Notes at 100% of the principal amount prepaid plus a Make-Whole Amount (as defined therein). Consistent with our revolving credit facility, term loan, senior unsecured notes, and LG facility, the Series A Notes are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). Deferred financing costs of $0.5 related to the Series A Notes are being amortized to interest expense over the term of the Series A Notes.

On December 15, 2014, the Company and the Guarantors entered into an amendment (the “First Amendment”) to the Shelf Agreement and on December 19, 2014, entered into a separate amendment (the “Second Amendment” and, collectively with the First Amendment, the “Prudential Amendments”) to the Shelf Agreement. The Prudential Amendments, among other things, amend a financial covenant contained in the Shelf Agreement to provide for Leverage Holidays similar to those discussed above regarding the LG Facility. If a Leverage Holiday is elected, in addition to the interest accruing on the Series A Notes, the Company must pay to each holder of a Series A Note a fee equivalent to 0.75% per annum.

On December 19, 2014, the Company entered into a Second Amendment (the “JPM Amendment”) to the Amended and Restated Credit Agreement, dated as of November 19, 2012, which governs our revolving credit facility and term loan (the “Facility”), by and among the Company and certain of its affiliates, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. The JPM Amendment provides for revolving loans of up to $700 and a term loan in the amount of $180.0, extends the maturity date of the Facility to December 19, 2019, and, among other amendments, amends the Facility to provide for Leverage Holidays similar to those discussed above regarding the LG Facility. New deferred financing costs related to the JPM Amendment were $1.7, which along with existing costs of $1.8, are being amortized to interest expense over the term of the Facility.

With respect to the Facility, as of March 31, 2015, we had $15.9 in outstanding letters of credit issued and $537.8 of maximum borrowing capacity, of which $402.9 of borrowing capacity is immediately available based on our leverage covenant at March 31, 2015, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.30% and 1.29% for the three and six months ended March 31, 2015, and 1.37% and 1.36% for the same periods in the prior year.  The Facility carries a leverage-based facility fee, assessed on the entire facility amount. The weighted average facility fee was 0.23% and 0.24% for the three months and six months ended March 31, 2015.

The weighted average interest rates on the term loan were 1.55% and 1.54% for the three and six months ended March 31, 2015, and 1.66% and 1.67% for the same periods in the prior year.

In the normal course of business, the Process Equipment Group provides customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees, under the LG Facility and other arrangements.  As of March 31, 2015, we had guarantee arrangements with capacity totaling $210.0 of which $153.3 was utilized for this purpose.

The availability of borrowings under the Facility and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as such terms defined in the relevant agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0. As of March 31, 2015, we were in compliance with all covenants.

We had restricted cash of $0.7 and $0.4 at March 31, 2015 and September 30, 2014.

5.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Service costs	$1.1	$1.0	$0.5	$0.4
Interest costs	3.6	3.6	0.6	1.0
Expected return on plan assets	(3.7)	(3.5)	(0.2)	(0.2)
Amortization of unrecognized prior service costs, net	0.3	0.2	—	—
Amortization of net loss	1.4	1.0	—	—
Net pension costs	$2.7	$2.3	$0.9	$1.2

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Service costs	$2.2	$2.0	$0.9	$0.8
Interest costs	7.2	7.3	1.4	2.1
Expected return on plan assets	(7.2)	(7.0)	(0.5)	(0.5)
Amortization of unrecognized prior service costs, net	0.5	0.4	—	—
Amortization of net loss	2.6	1.9	—	—
Net pension costs	$5.3	$4.6	$1.8	$2.4

 Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.1 for the three months ended March 31, 2015 and 2014, and $0.2 and $0.2 for the six months ended March 31, 2015 and 2014.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.4 and $2.2 for the three months ended March 31, 2015 and 2014, and $4.5 and $4.3 for the six months ended March 31, 2015 and 2014.

6.	Income Taxes

The effective tax rates for the three months ended March 31, 2015 and 2014 were 31.4% and 29.1%. The effective tax rates for the six months ended March 31, 2015 and 2014 were 30.0% and 29.3%. The increase in the effective tax rate during the three months and six months ended March 31, 2015 was primarily due to the less favorable geographic mix of pre-tax income in 2015, net of a reduction in the reserve for uncertain tax positions in 2015.

7.	Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At March 31, 2015 and 2014, potential dilutive effects, representing approximately 1,400,000 and 1,800,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income(1)	$30.7	$33.0	$60.2	$53.3
Weighted average shares outstanding (basic - in millions)	63.3	63.3	63.2	63.2
Effect of dilutive stock options and other unvested equity awards (in millions)	0.6	0.6	0.6	0.7
Weighted average shares outstanding (diluted - in millions)	63.9	63.9	63.8	63.9

Basic earnings per share	$0.49	$0.52	$0.95	$0.84
Diluted earnings per share	$0.48	$0.51	$0.94	$0.83

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.7	0.4	0.7	0.4

(1) Net income attributable to Hillenbrand

8.	Shareholders’ Equity

During the six months ended March 31, 2015, we paid approximately $25.2 of cash dividends.  We also repurchased approximately 305,000 shares of our common stock during the six months ended March 31, 2015, for a total cost of approximately $9.2. In connection with our share based compensation plans discussed further in Note 10, we also issued approximately 317,000 shares of common stock, of which approximately 245,000 shares were issued using treasury stock.

9.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$(1.4)
Other comprehensive income before reclassifications
Before tax amount	2.4	8.5	1.2	12.1	$0.1	$12.2
Tax expense	(0.7)	—	(0.3)	(1.0)	—	(1.0)
After tax amount	1.7	8.5	0.9	11.1	0.1	11.2
Amounts reclassified from accumulated other comprehensive income(1)	1.4	—	(0.6)	0.8	—	0.8
Net current period other comprehensive income (loss)	3.1	8.5	0.3	11.9	$0.1	$12.0
Balance at March 31, 2014	$(29.9)	$39.9	$0.5	$10.5
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$(52.2)
Other comprehensive income before reclassifications
Before tax amount	—	(56.5)	(8.5)	(65.0)	$(0.1)	$(65.1)
Tax expense	—	—	2.5	2.5	—	2.5
After tax amount	—	(56.5)	(6.0)	(62.5)	(0.1)	(62.6)
Amounts reclassified from accumulated other comprehensive income(1)	1.8	—	1.7	3.5	—	3.5
Net current period other comprehensive income (loss)	1.8	(56.5)	(4.3)	(59.0)	$(0.1)	$(59.1)
Balance at March 31, 2015	$(44.2)	$(61.4)	$(5.6)	$(111.2)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended March 31, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.5)	$(0.5)
Cost of goods sold	0.7	0.2	(0.2)	0.7
Operating expenses	0.2	—	—	0.2
Other income (expense), net	—	—	(0.4)	(0.4)
Total before tax	$0.9	$0.2	$(1.1)	$—
Tax expense				—
Total reclassifications for the period, net of tax				$—

	Six Months Ended March 31, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.4)	$(0.4)
Cost of goods sold	1.3	0.3	(0.3)	1.3
Operating expenses	0.5	0.1	—	0.6
Other income (expense), net	—	—	(0.3)	(0.3)
Total before tax	$1.8	$0.4	$(1.0)	$1.2
Tax expense				(0.4)
Total reclassifications for the period, net of tax				$0.8

	Three Months Ended March 31, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.8	$0.8
Cost of goods sold	0.8	0.2	0.1	1.1
Operating expenses	0.4	—	—	0.4
Other income (expense), net	—	—	0.8	0.8
Total before tax	$1.2	$0.2	$1.7	$3.1
Tax expense				(0.9)
Total reclassifications for the period, net of tax				$2.2

	Six Months Ended March 31, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$1.3	$1.3
Cost of goods sold	1.7	0.3	—	2.0
Operating expenses	0.7	0.1	—	0.8
Other income (expense), net	—	—	1.1	1.1
Total before tax	$2.4	$0.4	$2.4	$5.2
Tax expense				(1.7)
Total reclassifications for the period, net of tax				$3.5

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

10.	Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Share-based compensation costs	$4.1	$3.4	$6.3	$5.1
Less impact of income tax benefit	1.5	1.3	2.3	1.9
Share-based compensation costs, net of tax	$2.6	$2.1	$4.0	$3.2

We have share-based compensation with long-term performance-based metrics that are contingent upon our relative total shareholder return and the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the performance-based targets for each grant over a three-year period.  For the performance-based awards contingent upon the creation of shareholder value, compensation expense is adjusted each quarter based upon actual results to date and any changes to forecasted information on each of the separate grants.

During the six months ended March 31, 2015, we made the following grants:

Number of Units
Stock options	360,903
Time-based stock awards	49,219
Performance-based stock awards (maximum that can be earned)	474,599

Stock options granted during fiscal 2015 had a weighted-average exercise price of $32.66 and a weighted-average grant date fair value of $8.38.  Our time-based stock awards and performance-based stock awards granted during fiscal 2015 had weighted-average grant date fair values of $31.61 and $33.44.  Included in the performance-based stock awards granted during 2015 are 150,464 units whose payout level is based upon the Company’s total shareholder return as it relates to the performance of companies in its compensation peer group over a three-year measurement period.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

11.	Other Income (Expense), Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Equity in net income (loss) of affiliates	$(1.7)	$2.9	$(1.4)	$2.7
Foreign currency exchange loss, net	(3.3)	(0.4)	(4.1)	(0.7)
Gain on exercise of warrants	—	5.2	—	5.2
Service agreement cancellation	—	2.5	—	2.5
Other, net	—	(0.5)	0.5	(0.1)
Other income and (expense), net	$(5.0)	$9.7	$(5.0)	$9.6

Following our spin-off from our former parent, we held warrants to purchase the common stock of Forethought Financial Group, Inc. (“Forethought”). Forethought was acquired by a third-party during the second quarter of 2014. In connection with that acquisition, these warrants were exercised for $6.2, resulting in a gain of $5.2.

We recognized a $2.5 gain related to the cancellation of a service agreement at Batesville during the second quarter of 2014.

12.	Commitments and Contingencies

General — Like most companies, from time to time we are involved in claims, lawsuits, and government proceedings relating to our operations, including environmental, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to litigation.  If a loss is not considered probable and/or cannot be reasonably estimated, we are required to make a disclosure if there is at least a reasonable possibility that a significant loss may be incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability, developed based upon the best information available in the circumstances.  The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The hierarchy is broken down into three levels:

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:
Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at March 31,	Fair Value at March 31, 2015 Using Inputs Considered as:
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43.0	$43.0	$—	$—
Investments in rabbi trust	4.8	4.8	—	—
Derivative instruments	3.3	—	3.3	—

Liabilities:
$150 senior unsecured notes	149.0	159.9	—	—
Revolving credit facility	146.3	—	146.3	—
Term loan	175.5	—	175.5	—
$100 Series A Notes	100.0	—	103.9	—
Derivative instruments	12.1	—	12.1	—

The fair values of the revolving credit facility and term loan approximated carrying value at March 31, 2015.  The fair values of the revolving credit facility, term loan, and Series A Notes are estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility, term loan, or Series A Notes.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these derivatives was $118.9 at March 31, 2015. The derivatives are included in other current assets and other current liabilities on the balance sheet.

14.	Segment and Geographical Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net revenue
Process Equipment Group	$240.8	$239.5	$497.2	$481.7
Batesville	163.8	157.3	308.9	300.0
Total	$404.6	$396.8	$806.1	$781.7

Adjusted EBITDA
Process Equipment Group	$34.6	$26.0	$72.7	$52.7
Batesville	44.0	44.9	76.6	79.4
Corporate	(13.1)	(1.7)	(20.4)	(9.7)

Net revenue (1)
United States	$236.2	$215.9	$452.8	$418.3
International	168.4	180.9	353.3	363.4
Total	$404.6	$396.8	$806.1	$781.7

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	March 31, 2015	September 30, 2014
Total assets assigned
Process Equipment Group	$1,500.2	$1,632.8
Batesville	225.4	237.8
Corporate	62.7	47.9
Total	$1,788.3	$1,918.5

Tangible long-lived assets, net
United States	$94.5	$93.7
International	58.2	65.8
Total	$152.7	$159.5

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Adjusted EBITDA:
Process Equipment Group	$34.6	$26.0	$72.7	$52.7
Batesville	44.0	44.9	76.6	79.4
Corporate	(13.1)	(1.7)	(20.4)	(9.7)
Less:
Interest income	(0.4)	(0.1)	(0.7)	(0.3)
Interest expense	6.4	5.6	12.1	11.9
Income tax expense	14.3	13.7	26.1	22.7
Depreciation and amortization	13.4	14.7	28.4	29.0
Business acquisition and integration	(0.1)	1.1	0.2	3.0
Restructuring	0.7	0.9	1.4	1.2
Litigation	—	—	0.5	—
Consolidated net income	$31.2	$33.3	$60.9	$54.9

15.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$235.7	$220.0	$(51.1)	$404.6	$—	$212.4	$227.4	$(43.0)	$396.8
Cost of goods sold	—	119.2	162.2	(25.4)	256.0	—	104.8	165.6	(16.4)	254.0
Gross profit	—	116.5	57.8	(25.7)	148.6	—	107.6	61.8	(26.6)	142.8
Operating expenses	10.7	63.8	42.9	(25.7)	91.7	11.8	63.3	51.4	(26.6)	99.9
Operating profit	(10.7)	52.7	14.9	—	56.9	(11.8)	44.3	10.4	—	42.9
Interest expense	5.2	0.4	0.8	—	6.4	4.8	—	0.8	—	5.6
Other income (expense), net	(1.7)	(0.6)	(2.7)	—	(5.0)	0.2	10.1	(0.6)	—	9.7
Equity in net income (loss) of subsidiaries	40.9	3.0	—	(43.9)	—	40.9	3.0	—	(43.9)	—
Income (loss) before income taxes	23.3	54.7	11.4	(43.9)	45.5	24.5	57.4	9.0	(43.9)	47.0
Income tax expense (benefit)	(7.4)	19.2	2.5	—	14.3	(8.5)	19.9	2.3	—	13.7
Consolidated net income	30.7	35.5	8.9	(43.9)	31.2	33.0	37.5	6.7	(43.9)	33.3
Less: Net income attributable to
noncontrolling interests	—	—	0.5	—	0.5	—	—	0.3	—	0.3
Net income (1)	$30.7	$35.5	$8.4	$(43.9)	$30.7	$33.0	$37.5	$6.4	$(43.9)	$33.0
Consolidated comprehensive income	$(8.6)	$36.4	$(32.7)	$(3.2)	$(8.1)	$33.5	$38.2	$6.7	$(44.4)	$34.0
Less: Comprehensive income attributable
to noncontrolling interests	—	—	0.5	—	0.5	—	—	0.5	—	0.5
Comprehensive income (2)	$(8.6)	$36.4	$(33.2)	$(3.2)	$(8.6)	$33.5	$38.2	$6.2	$(44.4)	$33.5

	Six Months Ended March 31, 2015					Six Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$452.4	$453.5	$(99.8)	$806.1	$—	$412.7	$452.4	$(83.4)	$781.7
Cost of goods sold	—	233.5	335.0	(49.4)	519.1	—	207.3	332.2	(31.6)	507.9
Gross profit	—	218.9	118.5	(50.4)	287.0	—	205.4	120.2	(51.8)	273.8
Operating expenses	18.8	126.7	87.8	(50.4)	182.9	20.8	125.2	99.7	(51.8)	193.9
Operating profit	(18.8)	92.2	30.7	—	104.1	(20.8)	80.2	20.5	—	79.9
Interest expense	10.1	0.4	1.6	—	12.1	9.7	0.1	2.1	—	11.9
Other income (expense), net	(1.7)	(0.6)	(2.7)	—	(5.0)	0.1	9.4	0.1	—	9.6
Equity in net income (loss) of subsidiaries	75.0	5.2	—	(80.2)	—	69.5	4.9	—	(74.4)	—
Income (loss) before income taxes	44.4	96.4	26.4	(80.2)	87.0	39.1	94.4	18.5	(74.4)	77.6
Income tax expense (benefit)	(15.8)	34.1	7.8	—	26.1	(14.2)	33.1	3.8	—	22.7
Consolidated net income	60.2	62.3	18.6	(80.2)	60.9	53.3	61.3	14.7	(74.4)	54.9
Less: Net income attributable to
noncontrolling interests	—	—	0.7	—	0.7	—	—	1.6	—	1.6
Net income (1)	$60.2	$62.3	$17.9	$(80.2)	$60.2	$53.3	$61.3	$13.1	$(74.4)	$53.3
Consolidated comprehensive income	$1.2	$64.0	$(30.4)	$(33.0)	$1.8	$65.2	$62.7	$25.3	$(86.3)	$66.9
Less: Comprehensive income attributable
to noncontrolling interests	—	—	0.6	—	0.6	—	—	1.7	—	1.7
Comprehensive income (2)	$1.2	$64.0	$(31.0)	$(33.0)	$1.2	$65.2	$62.7	$23.6	$(86.3)	$65.2

 (1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	March 31, 2015					September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$0.1	$7.5	$35.4	$—	$43.0	$0.4	$10.6	$47.0	$—	$58.0
Trade receivables, net	—	102.6	69.7	—	172.3	—	113.2	77.8	—	191.0
Unbilled receivables from long-term
manufacturing contracts	—	6.5	127.8	—	134.3	—	4.0	145.3	—	149.3
Inventories	—	80.9	97.1	(3.1)	174.9	—	69.7	101.8	(3.0)	168.5
Deferred income taxes	8.5	17.2	3.0	—	28.7	10.6	17.3	2.6	—	30.5
Prepaid expense	3.0	8.2	10.2	—	21.4	2.5	4.9	11.6	—	19.0
Intercompany receivables	283.8	1,129.0	36.6	(1,449.4)	—	291.0	1,189.9	5.3	(1,486.2)	—
Other current assets	0.5	1.7	14.9	0.7	17.8	1.2	2.1	17.8	0.4	21.5
Total current assets	295.9	1,353.6	394.7	(1,451.8)	592.4	305.7	1,411.7	409.2	(1,488.8)	637.8
Property, plant and equipment, net	6.7	65.6	80.4	—	152.7	6.7	65.4	87.4	—	159.5
Intangible assets, net	2.3	180.4	282.1	—	464.8	2.5	186.1	321.9	—	510.5
Goodwill	—	211.7	324.1	—	535.8	—	211.7	359.0	—	570.7
Investment in consolidated subsidiaries	1,983.8	645.9	—	(2,629.7)	—	2,000.2	644.0	—	(2,644.2)	—
Other assets	33.9	25.9	3.8	(21.0)	42.6	25.8	9.9	4.3	—	40.0
Total Assets	$2,322.6	$2,483.1	$1,085.1	$(4,102.5)	$1,788.3	$2,340.9	$2,528.8	$1,181.8	$(4,133.0)	$1,918.5

Trade accounts payable	$0.4	$25.9	$91.4	$0.3	$118.0	$3.0	$32.8	$156.8	$—	$192.6
Liabilities from long-term manufacturing
contracts and advances	—	22.8	56.5	—	79.3	—	20.4	55.7	—	76.1
Current portion of long-term debt	9.0	—	—	—	9.0	15.0	—	—	—	15.0
Accrued compensation	22.6	20.5	8.0	—	51.1	5.0	55.3	9.3	—	69.6
Deferred income taxes	—	—	21.4	—	21.4	—	1.6	19.1	—	20.7
Intercompany payables	1,174.9	277.6	—	(1,452.5)	—	1,202.7	286.5	—	(1,489.2)	—
Other current liabilities	3.2	48.9	74.7	(19.4)	107.4	4.1	61.6	51.0	0.4	117.1
Total current liabilities	1,210.1	395.7	252.0	(1,471.6)	386.2	1,229.8	458.2	291.9	(1,488.8)	491.1
Long-term debt	550.0	—	11.8	—	561.8	525.9	—	17.6	—	543.5
Accrued pension and
postretirement healthcare	1.1	95.7	88.3	—	185.1	1.0	94.2	105.7	—	200.9
Deferred income taxes	—	19.9	29.5	(0.3)	49.1	0.8	15.1	39.5	—	55.4
Other long-term liabilities	0.1	23.4	11.1	(0.9)	33.7	0.1	27.7	6.0	—	33.8
Total Liabilities	1,761.3	534.7	392.7	(1,472.8)	1,215.9	1,757.6	595.2	460.7	(1,488.8)	1,324.7
Total Hillenbrand Shareholders’ Equity	561.3	1,948.4	681.3	(2,629.7)	561.3	583.3	1,933.6	710.6	(2,644.2)	583.3
Noncontrolling interests	—	—	11.1	—	11.1	—	—	10.5	—	10.5
Total Equity	561.3	1,948.4	692.4	(2,629.7)	572.4	583.3	1,933.6	721.1	(2,644.2)	593.8
Total Liabilities and Equity	$2,322.6	$2,483.1	$1,085.1	$(4,102.5)	$1,788.3	$2,340.9	$2,528.8	$1,181.8	$(4,133.0)	$1,918.5

Condensed Consolidating Statements of Cash Flows

	Six Months Ended March 31, 2015					Six Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in)
operating activities	$12.7	$84.8	$(1.7)	$(85.6)	$10.2	$13.0	$37.2	$79.3	$(47.3)	$82.2

Investing activities:
Capital expenditures	(0.8)	(7.2)	(3.9)	—	(11.9)	(0.8)	(6.4)	(4.2)	—	(11.4)
Proceeds from sales of property, plant,
and equipment	—	0.5	—	—	0.5	—	0.7	—	—	0.7
Proceeds from warrant exercise	—	—	—	—	—	—	5.7	—	—	5.7
Other, net	—	(0.9)	(0.2)	—	(1.1)	—	—	0.9	—	0.9
Net cash used in investing activities	(0.8)	(7.6)	(4.1)	—	(12.5)	(0.8)	—	(3.3)	—	(4.1)

Financing activities:
Repayments on term loan	(4.5)	—	—	—	(4.5)	(5.0)	—	—	—	(5.0)
Proceeds from revolving credit facilities	191.0	—	63.4	—	254.4	158.0	—	24.6	—	182.6
Repayments on revolving credit facilities	(268.5)	—	(63.5)	—	(332.0)	(137.5)	—	(81.1)	—	(218.6)
Proceeds from unsecured Series A Notes,
net of financing costs	99.6	—	—	—	99.6	—	—	—	—	—
Proceeds from other borrowings	—	—	—	—	—	—	—	1.0	—	1.0
Payment of dividends on common stock	(25.2)	—	—	—	(25.2)	(24.8)	—	—	—	(24.8)
Payment of dividends - intercompany	—	(80.3)	(5.3)	85.6	—	—	(38.4)	(8.9)	47.3	—
Repurchases of common stock	(9.2)	—	—	—	(9.2)	(16.5)	—	—	—	(16.5)
Net proceeds on stock plans	3.4	—	—	—	3.4	12.7	—	—	—	12.7
Other, net	1.2	—	—	—	1.2	0.9	—	(0.8)	—	0.1
Net cash (used in) provided by
financing activities	(12.2)	(80.3)	(5.4)	85.6	(12.3)	(12.2)	(38.4)	(65.2)	47.3	(68.5)

Effect of exchange rates on cash and
cash equivalents	—	—	(0.4)	—	(0.4)	—	—	(1.3)	—	(1.3)

Net cash flow	(0.3)	(3.1)	(11.6)	—	(15.0)	—	(1.2)	9.5	—	8.3
Cash and equivalents at beginning of
period	0.4	10.6	47.0	—	58.0	0.6	8.7	33.4	—	42.7
Cash and equivalents at end of period	$0.1	$7.5	$35.4	$—	$43.0	$0.6	$7.5	$42.9	$—	$51.0

16.	Restructuring

During the three months ended March 31, 2015, Hillenbrand incurred $0.7 of restructuring costs ($0.5 expense at the Process Equipment Group, with $0.4 classified as operating expenses and $0.1 classified as cost of goods sold, and $0.2 expense at Corporate classified as operating expenses).  During the six months ended March 31, 2015, Hillenbrand incurred $2.6 of restructuring costs ($0.8 expense at the Process Equipment Group, with $0.7 classified as operating expenses and $0.1 classified as cost of goods sold, $1.2 expense at Batesville classified as cost of goods sold, and $0.6 expense at Corporate classified as operating expenses).  These costs related primarily to severance costs at the Process Equipment Group as we continue to integrate and streamline the business operations within the segment, disposal of equipment at Batesville, and corporate compensation costs related to changes in the Company’s executive management team. At March 31, 2015, $1.4 of restructuring costs were accrued and will be paid in 2015.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2015, to the same period in fiscal year 2014.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

An important non-GAAP measure Hillenbrand uses is adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”). As previously discussed, a part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the Hillenbrand Business System (HBS) to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor business performance.

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

We analyze net revenue, gross profit, and operating expenses on a constant currency basis, which is a non-GAAP measure, in order to better measure the comparability of results between periods. This information is provided because foreign currency exchange rates can distort the underlying change in sales, either positively or negatively.

See pages 28-29 for reconciliations of our non-GAAP measures to the most directly comparable GAAP measures.  There is no GAAP financial measure comparable to backlog; therefore, a quantitative reconciliation of backlog is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2015, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2014.

EXECUTIVE OVERVIEW

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

Hillenbrand is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We pursue profitable growth and meaningful dividends for our shareholders by leveraging our leading brands and robust cash generation capabilities, as well as our Hillenbrand Business System (HBS), which we utilize to drive results across the enterprise by deploying management practices including Lean, Talent Development, and Strategy Management. Hillenbrand is composed of two segments:  the Process Equipment Group and Batesville®.

The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  The Process Equipment Group’s businesses utilize HBS to grow and increase profitability for the company. They manufacture and sell highly engineered precise mission critical process and material handling equipment and systems for a wide variety of growth-oriented end markets. Batesville is a recognized leader in the North American death care industry.  Batesville performs several critical roles within the Company. It has a long history of providing strong annual operating cash flows.  As a source of HBS practices, including Lean, Strategy Management, and Talent Development, it also provides talent to embed these management practices in acquired companies.

Batesville’s performance has allowed management to invest in acquisitions like our Process Equipment Group businesses that provide diversification, with a focus on companies for which we perceive growth opportunities and an ability to benefit from HBS.  We believe we can most effectively continue to increase shareholder value by leveraging our strong financial position and HBS to continue to build a global diversified industrial company with strong positions in multiple growth-oriented industries.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$404.6	100.0	$396.8	100.0	$806.1	100.0	$781.7	100.0
Gross profit	148.6	36.7	142.8	36.0	287.0	35.6	273.8	35.0
Operating expenses	91.7	22.7	99.9	25.2	182.9	22.7	193.9	24.8
Operating profit	56.9	14.1	42.9	10.8	104.1	12.9	79.9	10.2
Interest expense	6.4	1.6	5.6	1.4	12.1	1.5	11.9	1.5
Other income (expense), net	(5.0)	(1.2)	9.7	2.4	(5.0)	(0.6)	9.6	1.2
Income taxes	14.3	3.5	13.7	3.5	26.1	3.2	22.7	2.9
Net income(1)	30.7	7.6	33.0	8.3	60.2	7.5	53.3	6.8

(1) Net income attributable to Hillenbrand.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net revenue increased $7.8 (2%) or $36.1 (9%) on a constant currency basis.

•The Process Equipment Group’s net revenue increased $1.3 (1%) or $28.3 (12%) on a constant currency basis, due to increased volume of equipment sales and an increase in average selling price for equipment and replacement parts and service. Order backlog decreased $197.1 (27%) from $717.1 on March 31, 2014, to $520.0 on March 31, 2015. On a constant currency basis, backlog at March 31, 2015 would have been $595.8, a decrease of $121.3 (17%); the decrease in backlog is primarily attributable to lower order intake and the appreciation of the U.S. dollar compared to the Euro. The fluctuation in order intake is a consequence of the timing of large orders booked at Coperion.

•Batesville’s net revenue increased $6.5 (4%) or $7.8 (5%) on a constant currency basis, primarily due to an increase in volume ($12.9) offset by a decrease in the average selling price ($5.1). Higher volume was driven primarily by an increase in North American deaths, partially offset by the increased rate at which families opted for cremation.

Gross profit increased $5.8 (4%) or $14.2 (10%) on a constant currency basis and consolidated gross profit margin increased 70 basis points to 36.7%.

•The Process Equipment Group’s gross profit increased $3.7 (5%) or $11.9 (15%) on a constant currency basis, primarily driven by increased volume of equipment sales and an increase in average selling price for equipment and replacement parts and service. Gross profit margin increased 130 basis points to 34.3% in 2015, primarily due to an increase in average selling price for equipment, replacement parts, and service, much of which was due to stronger sales of equipment utilized in hydraulic fracture mining.

•Batesville’s gross profit increased $2.1 (3%) and gross profit margin decreased 40 basis points to 40.2%.  The increased gross profit was primarily due to higher volume. The lower gross profit margin was primarily driven by decreased average selling prices.

Gross profit in 2015 included $0.1 of restructuring charges and 2014 included a $0.2 reduction to cost of goods sold related to restructuring.  Excluding these items, adjusted gross profit increased $6.1 (4%) and adjusted gross profit margin increased 90 basis points to 36.8%.

Operating expenses decreased $8.2 (8%) or $2.0 (2%) on a constant currency basis, primarily due to lower business acquisition and integration costs and restructuring charges and the impact of tighter cost controls at the Process Equipment Group in 2015 compared to 2014.  The operating expenses to net revenue ratio decreased by 250 basis points to 22.7% in 2015.  Operating expenses included the following items:

	Three Months Ended March 31,
	2015	2014
Business acquisition and integration costs	$(0.1)	$1.1
Restructuring charges	0.6	1.2

On an adjusted basis, which excluded business acquisition and integration costs and restructuring charges, operating expenses decreased $6.4 (7%) to $91.2.  This was primarily due to currency fluctuations and tighter cost controls at the Process Equipment Group. The adjusted operating expenses to net revenue ratio decreased 210 basis points in 2015 to 22.5%, largely due to increased operating leverage from increased volume at Batesville and in the Process Equipment Group and tighter cost control at the Process Equipment Group.

Interest expense increased $0.8 primarily due to an increased proportion of fixed rate debt which has a higher rate of interest than the variable rate borrowings.

Other income (expense), net decreased $14.7 to $5.0 of other expense in 2015 compared to $9.7 of other income in 2014. The decrease was driven primarily by a decline in income on limited partnership investments from a $2.9 gain in 2014 to $1.7 expense in 2015. The decrease was also driven by several one-time transactions that occurred in 2014, including a $5.2 gain on the exercise of warrants to purchase common stock of Forethought Financial Group, Inc. (“Forethought”) and a $2.5 gain related to the cancellation of a service agreement at Batesville. There was also a $2.9 increase in foreign currency exchange loss in 2015, largely driven by the rapid appreciation of the Swiss Franc against other currencies when the Swiss National Bank suddenly removed currency support tied to the Euro in January 2015.

The effective tax rate was 31.4% in 2015 compared to 29.1% in 2014.  The increase in the effective tax rate was primarily due to the less favorable geographic mix of pre-tax income, net of the effect of a reduction in the reserve for uncertain tax positions in 2015. Our adjusted effective income tax rate was 31.5% in 2015 compared to 29.3% in 2014 and excluded the tax impact of acquisition and integration costs and restructuring charges.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

Net revenue increased $24.4 (3%) or $67.3 (9%) on a constant currency basis.

•The Process Equipment Group’s net revenue increased $15.5 (3%) or $56.2 (12%) on a constant currency basis, primarily due to increased volume of equipment sales and an increase in average selling price for equipment and replacement parts and service.

•Batesville’s net revenue increased $8.9 (3%) or $11.1 (4%) on a constant currency basis, primarily due to an increase in volume ($18.2) offset by a decrease in the average selling price ($7.1). Higher volume was driven by an increase in North American deaths, partially offset by the increased rate at which families opted for cremation.

Gross profit increased $13.2 (5%) or $25.8 (9%) on a constant currency basis and consolidated gross profit margin increased 60 basis points to 35.6%.

•The Process Equipment Group’s gross profit increased $12.8 (8%) or $25.1 (16%) on a constant currency basis, primarily driven by increased volume of equipment sales and an increase in average selling price for equipment and replacement parts and service. Gross profit margin increased 160 basis points to 33.6% in 2015 primarily due to an increase in average selling price for equipment and replacement parts and service.

•Batesville’s gross profit increased $0.4 (0.3%) and gross profit margin decreased 110 basis points to 38.8%.  The increased gross profit was primarily due to higher volume, offset by decreased average selling prices and restructuring charges from the disposal of equipment. Gross profit margin decreased 110 basis points to 38.8% primarily due to decreased average selling prices and restructuring charges from the disposal of equipment.

Gross profit in 2015 included a $1.2 increase to cost of goods sold related to restructuring charges related to the disposal of equipment at Batesville and other restructuring charges of $0.1. Gross profit in 2014 included $0.1 of restructuring charges. Excluding these items, adjusted gross profit increased $14.6 (5%) and adjusted gross profit margin increased 80 basis points to 35.8%.

Operating expenses decreased $11.0 (6%) or $1.9 (1%) on a constant currency basis, primarily due to lower business acquisition and integration costs and the impact of tighter cost controls at the Process Equipment Group in 2015 compared to 2014, partially offset by an increase in litigation expenses.  The operating expenses to net revenue ratio decreased by 210 basis points to 22.7% in 2015.  Operating expenses included the following items:

March 31,	Six Months Ended March 31,
	2015	2014
Business acquisition and integration costs	$0.2	$3.0
Restructuring charges	1.3	1.4
Litigation expenses	0.5	—

On an adjusted basis, which excluded business acquisition and integration costs, restructuring charges, and litigation expenses, operating expenses decreased $8.6 to $180.9 primarily due to currency fluctuations and tighter cost controls at the Process Equipment Group.  The adjusted operating expenses to net revenue ratio decreased 180 basis points in 2015 to 22.4%, largely due to increased operating leverage from increased volume at Batesville and in the Process Equipment Group and tighter cost controls at the Process Equipment Group.

Interest expense increased $0.2 primarily due to an increased proportion of fixed rate debt which has a higher rate of interest than the variable rate borrowings. This increase was partially offset by lower variable interest rates and a reduction in our weighted-average outstanding borrowings.

Other income (expense), net decreased $14.6 to $5.0 of other expense in 2015 compared to $9.6 of other income in 2014. The decrease was driven primarily by a decline in income on limited partnership investments from a $2.7 gain in 2014 to $1.4 expense in 2015. The decrease was also driven by several one-time transactions that occurred in 2014, including a $5.2 gain on the exercise of warrants to purchase common stock of Forethought and a $2.5 gain related to the cancellation of a service agreement at Batesville. There was also a $3.4 increase in foreign currency exchange loss in 2015, largely driven by the rapid appreciation of the Swiss Franc against other currencies when the Swiss National Bank suddenly removed currency support tied to the Euro in January 2015.

The effective tax rate was 30.0% in 2015 compared to 29.3% in 2014.  The increase in the effective tax rate was primarily due to a less favorable geographic mix of pre-tax income in 2015. Our adjusted effective income tax rate was 30.0% in 2015 compared to 29.3% in 2014 and excluded the tax impact of acquisition and integration costs, restructuring charges, and certain litigation costs.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended March 31,				Six Months Ended March 31,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$240.8	100.0	$239.5	100.0	$497.2	100.0	$481.7	100.0
Gross profit	82.7	34.3	79.0	33.0	167.0	33.6	154.2	32.0
Operating expenses	56.6	23.5	63.6	26.6	113.6	22.8	123.9	25.7
Operating profit	26.1	10.8	15.4	6.4	53.4	10.7	30.3	6.3

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net revenue increased $1.3 (1%) or $28.3 (12%) on a constant currency basis, primarily due to increased volume of equipment sales and an increase in average selling price for equipment and replacement parts and service. Order backlog decreased $197.1 (27%) from $717.1 on March 31, 2014, to $520.0 on March 31, 2015. On a constant currency basis, backlog at March 31, 2015 would have been $595.8, a decrease of $121.3 (17%); the decrease in backlog is primarily attributable to lower order intake and the appreciation of the U.S. dollar compared to the Euro. The fluctuation in order intake is a consequence of the timing of large orders booked at Coperion.

Gross profit increased $3.7 (5%) or $11.9 (15%) on a constant currency basis, primarily driven by increased volume of equipment sales and an increase in average selling price for equipment and replacement parts and service.  Gross profit margin increased 130 basis points to 34.3% in 2015, primarily driven by an increase in average selling price for equipment, replacement parts, and service, much of which was due to stronger sales of equipment utilized in hydraulic fracture mining.

Operating expenses decreased $7.0 (11%) or $1.0 (2%) on a constant currency basis and the operating expenses to net revenue ratio improved by 310 basis points to 23.5% in 2015.  The decrease in operating expenses and the improved ratio are primarily due to increased operating leverage from increased volume and tighter cost controls.

Operating expenses in 2015 included restructuring costs of $0.4.  Operating expenses in 2014 included business acquisition and integration costs of $0.3.  Excluding these items, adjusted operating expenses decreased $7.1 (11%) to $56.2, primarily due to currency fluctuations and cost controls. The operating expenses to net revenue ratio improved 310 basis points to 23.3% in 2015 due to increased operating leverage from increased volume and cost controls.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

Net revenue increased $15.5 (3%) or $56.2 (12%) on a constant currency basis, primarily due to increased volume of equipment sales and an increase in average selling price for equipment and replacement parts and service.

Gross profit increased $12.8 (8%) or $25.1 (16%) on a constant currency basis, primarily driven by increased volume of equipment sales and an increase in average selling price for equipment and replacement parts and service.  Gross profit margin increased 160 basis points to 33.6% in 2015 primarily driven by an increase in average selling price for equipment and replacement parts and service.

Operating expenses decreased $10.3 (8%) or $1.3 (1%) on a constant currency basis and the operating expenses to net revenue ratio improved by 290 basis points to 22.8% in 2015.  The decrease in operating expenses and the improved ratio are primarily due to increased operating leverage from increased volume and tighter cost controls.

Operating expenses in 2015 included business acquisition and integration costs ($0.1) and restructuring costs ($0.7).  Operating expenses in 2014 included business acquisition and integration costs ($1.0), and restructuring costs ($0.2).  Excluding these items, adjusted operating expenses decreased $9.9 (8%) to $112.8, primarily due to currency fluctuations and tighter cost control. The operating expenses to net revenue ratio improved 280 basis points to 22.7% in 2015 driven by increased operating leverage from increased volume and tighter cost controls.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended March 31,				Six Months Ended March 31,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$163.8	100.0	$157.3	100.0	$308.9	100.0	$300.0	100.0
Gross profit	65.9	40.2	63.8	40.6	120.0	38.8	119.6	39.9
Operating expenses	24.2	14.8	24.3	15.4	49.9	16.2	48.9	16.3
Operating profit	41.7	25.5	39.5	25.1	70.1	22.7	70.7	23.6

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net revenue increased $6.5 (4%) or $7.8 (5%) on a constant currency basis, primarily due to an increase in volume ($12.9) offset by a decrease in the average selling price ($5.1). Higher volume was driven by an increase in North American deaths, partially offset by the increased rate at which families opted for cremation.

Gross profit increased $2.1 (3%) and gross profit margin decreased 40 basis points to 40.2%.  The increased gross profit was primarily due to higher volume. The lower gross profit margin was primarily driven by decreased average selling prices.

Gross profit included a $0.3 reduction to cost of goods sold in 2014 ($0.5 gain from sale of real estate offset by $0.2 of restructuring costs).  Excluding restructuring charges, adjusted gross profit increased $2.4 (4%) and adjusted gross profit margin decreased 20 basis points to 40.2%.

Operating expenses decreased $0.1 to $24.2. The operating expenses to net revenue ratio decreased 60 basis points to 14.8%.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

Net revenue increased $8.9 (3%) or $11.1 (4%) on a constant currency basis, primarily due to an increase in volume ($18.2) offset by a decrease in the average selling price ($7.1). Higher volume was driven by an increase in North American deaths, partially offset by the increased rate at which families opted for cremation.

Gross profit increased $0.4 (0.3%) to $120.0 and gross profit margin decreased 110 basis points to 38.8%.  The increased gross profit was primarily due to higher volume, offset by decreased average selling prices and restructuring charges from the disposal of equipment.

Gross profit included restructuring charges ($1.2 of expense in 2015 and $0.2 reduction to cost of goods sold in 2014).  Excluding restructuring charges, adjusted gross profit increased $1.8 (2%) and adjusted gross profit margin decreased 60 basis points to 39.2%.

Operating expenses increased $1.0 to $49.9, primarily due to increased selling expenses. The operating expenses to net revenue ratio decreased 10 basis points to 16.2%.

Operating expenses in 2015 included $0.5 of certain litigation costs.  Excluding these costs, adjusted operating expenses in 2015 were $49.4, a $0.5 increase from 2014, and the operating expenses to net revenue ratio decreased by 30 basis points to 16.0%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$10.8	2.7	$10.0	2.5	$18.7	2.3	$17.9	2.3
Business acquisition and integration costs	(0.1)	—	0.8	0.2	0.1	—	2.0	0.3
Restructuring charges	0.2	—	1.2	0.3	0.6	0.1	1.2	0.1
Operating expenses	$10.9	2.7	$12.0	3.0	$19.4	2.4	$21.1	2.7

Core operating expenses represent operating expenses excluding restructuring costs and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Core operating expenses increased $0.8 (8%), primarily due to an increase in corporate project costs.  These expenses as a percentage of revenue were 2.7%, an increase of 20 basis points from 2014.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

Core operating expenses increased $0.8 (4%) primarily due to an increase in corporate project costs.  These expenses as a percentage of revenue remained flat compared to 2014.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following are reconciliations from the most directly comparable GAAP operating performance measures to our non-GAAP (adjusted) performance measures.

	Three Months Ended March 31,
	2015				2014
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$256.0	$(0.1)	(a)	$255.9	$254.0	$0.2	(d)	$254.2
Operating expenses	91.7	(0.5)	(b)	91.2	99.9	(2.3)	(e)	97.6
Income tax expense	14.3	0.2	(c)	14.5	13.7	0.7	(c)	14.4
Net income(1)	30.7	0.4		31.1	33.0	1.4		34.4
Diluted EPS	0.48	0.01		0.49	0.51	0.03		0.54

Ratios:
Gross margin	36.7%	0.1%		36.8%	36.0%	(0.1)%		35.9%
Operating expenses as a % of net revenue	22.7%	(0.2)%		22.5%	25.2%	(0.6)%		24.6%

	Six Months Ended March 31,
	2015				2014
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$519.1	$(1.3)	(f)	$517.8	$507.9	$0.1	(h)	$508.0
Operating expenses	182.9	(2.0)	(g)	180.9	193.9	(4.4)	(i)	189.5
Income tax expense	26.1	1.0	(c)	27.1	22.7	1.3	(c)	24.0
Net income(1)	60.2	2.3		62.5	53.3	3.0		56.3
Diluted EPS	0.94	0.04		0.98	0.83	0.05		0.88

Ratios:
Gross margin	35.6%	0.2%		35.8%	35.0%	—%		35.0%
Operating expenses as a % of net revenue	22.7%	(0.3)%		22.4%	24.8%	(0.6)%		24.2%

(1)	Net income attributable to Hillenbrand

P = Process Equipment Group; B = Batesville; C = Corporate
(a)	Restructuring ($0.1 P)
(b)	Restructuring ($0.4 P, $0.2 C), and business acquisition ($0.1 credit C)
(c)	Tax effect of adjustments
(d)	Restructuring ($0.1 P, $0.3 credit B)
(e)	Business acquisition and integration costs ($0.3 P, $0.8 C), restructuring ($1.2 C)
(f)	Restructuring ($1.2 B, $0.1 P)
(g)	Restructuring ($0.7 P, $0.6 C), litigation ($0.5 B), and business acquisition and integration ($0.1 C, $0.1 P)
(h)	Restructuring ($0.1 P, $0.2 credit B)
(i)	Business acquisition and integration costs ($1.0 P, $2.0 C), restructuring ($0.2 P, $1.2 C)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Consolidated net income	$31.2	$33.3	$60.9	$54.9
Interest income	(0.4)	(0.1)	(0.7)	(0.3)
Interest expense	6.4	5.6	12.1	11.9
Income tax expense	14.3	13.7	26.1	22.7
Depreciation and amortization	13.4	14.7	28.4	29.0
EBITDA	$64.9	$67.2	$126.8	$118.2
Business acquisition and integration	(0.1)	1.1	0.2	3.0
Restructuring	0.7	0.9	1.4	1.2
Litigation	—	—	0.5	—
Adjusted EBITDA	$65.5	$69.2	$128.9	$122.4

Consolidated adjusted EBITDA decreased $3.7 (5%) for the three months ended March 31, 2015 compared to the same period in 2014.  The decrease during the three months ended March 31, 2015 was driven primarily by a decline in income on limited partnership investments from a $2.9 gain in 2014 to $1.7 expense in 2015. There were also two one-time transactions that occurred in 2014, including a $5.2 gain on the exercise of warrants to purchase common stock of Forethought Financial Group, Inc. (“Forethought”) and a $2.5 gain related to the cancellation of a service agreement at Batesville. There was also a $2.9 increase in foreign currency exchange loss in 2015 largely driven by the rapid appreciation of the Swiss Franc against other currencies when the Swiss National Bank suddenly removed currency support tied to the Euro in January 2015. These decreases were partially offset by increased volume of equipment sales and an increase in average selling price for equipment and replacement parts and service at the Process Equipment Group and higher volume at Batesville.

For the six months ended March 31, 2015, consolidated adjusted EBITDA increased $6.5 (5%) compared to the same period in 2014. The increase was driven primarily by increased volume of equipment sales and an increase in average selling price for equipment and replacement parts and service at the Process Equipment Group and higher volume at Batesville. These increases were partially offset by a decline in income on limited partnership investments from a $2.7 gain in 2014 to $1.4 expense in 2015. There were also two one-time transactions that occurred in 2014, including a $5.2 gain on the exercise of warrants to purchase common stock of Forethought Financial Group, Inc. (“Forethought”) and a $2.5 gain related to the cancellation of a service agreement at Batesville. There was also a $3.4 increase in foreign currency exchange loss in 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first six months of 2015 to the same period last year.  We discuss how we see cash flow being affected for the next twelve months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

We believe the 12-month outlook for our business remains strong.  Although cash flow from operations in the Process Equipment Group naturally experiences substantial fluctuations driven by working capital requirements at Coperion (due to the type of product and geography of customer projects in process at any point in time), we believe we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.  Our debt financing includes long-term senior unsecured notes, including the Series A Notes, and our revolving credit facility and term loan (the “Facility”) as part of our overall financing strategy.  We believe we continue to have ready access to capital markets, and we regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access additional long-term financing, we had $537.8 of maximum borrowing capacity under the Facility as of March 31, 2015, of which $402.9 of borrowing capacity is immediately available based on our leverage covenant at March 31, 2015, with additional amounts available in the event of a qualifying acquisition.  The available borrowing capacity reflects a reduction of $15.9 for outstanding letters of credit issued under the Facility.  The Company may request an increase of up to $300.0 to the total borrowing capacity under the Facility, subject to the approval of the lenders.

In the normal course of business, the Process Equipment Group provides customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of March 31, 2015, we had guarantee arrangements with capacity totaling $210.0, under which $153.3 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, “LG Facility”), under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Company may request an increase to the total capacity under the LG Facility by an additional €70.0 subject to approval of the lenders.

We have significant operations outside the U.S.  The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $35.1 at March 31, 2015.  We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulations and tax law for use in domestic operations would expose us to additional taxes.

Our anticipated contribution to our pension plans in 2015 is $16.0, of which $5.1 was made during the six months ended March 31, 2015.  We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and will make additional discretionary funding decisions based on the net impact of these factors. On April 1, 2015 we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries expect to make the lump sum payments to electing eligible participants in September, 2015, funded by the existing assets in the Plan. Based upon estimated participation rates, the Company expects to record a one-time, non-cash income statement settlement charge of approximately $10.0-$16.0 pre-tax in September, 2015. The actual amount of such charge will depend upon several factors, including the number of participants electing the lump sum option, trends in discount rates, and the actual return on Plan assets. The results of this offer will not impact the Company’s adjusted earnings, and the Company does not expect that the offer will have any material effect on its cash flow or balance sheet position.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2014, which will require approximately $12.6 each quarter based on our outstanding common stock at March 31, 2015.  We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  We repurchased approximately 305,000 shares of our common stock for approximately $9.2 as part of that plan during the six months ended March 31, 2015.  Refer to Item 2 of Part II of this Form 10-Q for further discussion of the share repurchase plan authorized by our Board of Directors.

We believe existing cash, cash flows from operations, and the issuance of debt to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on these factors, we believe our current liquidity position is strong, and will continue to meet all of our financial commitments for the foreseeable future.

	Six Months Ended March 31,
	2015	2014
Cash flows (used in) provided by:
Operating activities	$10.2	$82.2
Investing activities	(12.5)	(4.1)
Financing activities	(12.3)	(68.5)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.3)
Net cash flows	$(15.0)	$8.3

Operating Activities

Operating activities provided $10.2 of cash during the first six months of fiscal year 2015, in contrast to providing $82.2 of cash during the first six months of fiscal year 2014, a $72.0 unfavorable swing.  The first quarter of fiscal year 2015 consumed $41.9 of operating cash flow, while the second quarter of fiscal year 2015 provided $52.1 of operating cash flow. The consumption of cash in the first quarter was driven in part by a litigation settlement at Batesville and increased annual incentive compensation paid during the first quarter of the fiscal year, but it was primarily driven by a significant change in working capital balances at Coperion. During the second quarter, however, cash flow was much stronger as working capital positions began to rebound. We expect improvements to continue over the balance of the fiscal year.

During the first half of fiscal 2014 Coperion experienced a strong inflow of customer receipts on earlier stages of contracts in process. In contrast, during the first half of fiscal year 2015, continued progress on compounding and extrusion orders at Coperion required an increased outflow of supplier payments.  In addition, advance payments on orders recently commencing manufacturing were lower on a period over period basis.  Finally, payments on certain customer contracts were delayed due to the movement of delivery dates, causing our net working capital investment in those contracts to increase during the first quarter of fiscal year 2015.  Our net working capital investment in those contracts decreased during the second quarter.  We do anticipate delivery to occur and further payments to be received later this fiscal year.
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

Investing Activities

The increase in cash used in investing activities in the first six months of 2015 of $8.4 was driven primarily by $5.5 received in 2014 related to the exercise of warrants to purchase common stock of Forethought.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the first six months of 2015 was $12.3, including $17.5 of proceeds, net of debt repayments and financing costs.  This includes the issuance of $100.0 in 4.60% Series A Notes.

Cash used in financing activities in the first six months of 2014 was $68.5 primarily due to net debt repayments.

We returned $25.2 to shareholders during the first six months of 2015 in the form of quarterly dividends.  We increased our quarterly dividend in 2015 to $0.2000 per common share from $0.1975 per common share paid during 2014.  In addition, we repurchased approximately 305,000 shares of our common stock in 2015, for a total cost of approximately $9.2, as part of an approved and publicly announced program.

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

Item 1A.              RISK FACTORS

In this section of the Form 10-Q, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning our stock or debt.  This information should be assessed along with the other information we provide you in this Form 10-Q.  Like most companies, our business involves risks.  The risks described below are not the only risks we face, but these are the ones we currently think have the potential to significantly affect stakeholders in our Company if they were to develop adversely (due to size, volatility, or both).  We exclude risks that we believe are inherent in all businesses broadly as a function of simply being “in business.”  Additional risks not currently known or considered immaterial by us at this time and thus not listed below could also result in adverse effects on our business.  We have assigned the risks into categories to help you understand whether they emanate from the overall Company or a specific segment.

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

We derived approximately 44% and 46% of our revenue from our operations outside the U.S. for the six months ended March 31, 2015 and 2014.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada. In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

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

As of March 31, 2015, approximately 40% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

8.  Volatility in our investment portfolio could adversely impact our operating results and financial condition.

Hillenbrand has certain investments that were transferred to us by our former parent company with an aggregate carrying value of $9.0 as of March 31, 2015.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

As of March 31, 2015, our outstanding debt was $570.8.  This level of debt and additional debt we may incur in the future could have important consequences to our businesses.  For example:

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

•	We may be more vulnerable to credit rating downgrades, which could have an impact on our ability to secure future financing at attractive interest rates.

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

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs (1)

January	1,800	$30.00	1,800	$54.2
February	—	$—	—	$54.2
March	80,980	$30.15	80,980	$51.8
Total	82,780	$30.15	82,780	$51.8

(1)
On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of common stock. As of March 31, 2015, we had repurchased approximately 2,000,000 shares for an aggregate price of $48.2. The stock repurchase approval has no expiration date, and there was no termination of the stock repurchase plan during the quarter ended March 31, 2015.

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

HILLENBRAND, INC.

Date: May 11, 2015	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: May 11, 2015		/s/ Theodore S. Haddad, Jr.
Theodore S. Haddad, Jr.
Vice President, Treasurer, Interim Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
Exhibit 3.2
Articles of Correction of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 3.3*	Articles of Amendment of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective February 27, 2015
Exhibit 3.4	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 26, 2015)
Exhibit 10.1
Amendment Agreement, dated as of February 18, 2015, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank International S.A., acting as agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed February 20, 2015)

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