Form 10-Q
period 2015-06-30
Hillenbrand, Inc.
filed 2015-08-05
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

The registrant had 62,939,321 shares of common stock, no par value per share, outstanding as of July 27, 2015.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$398.7	$416.8	$1,204.8	$1,198.5
Cost of goods sold	259.8	267.5	778.9	775.4
Gross profit	138.9	149.3	425.9	423.1
Operating expenses	85.6	97.7	268.5	291.6
Operating profit	53.3	51.6	157.4	131.5
Interest expense	5.7	5.6	17.8	17.5
Other income (expense), net	(1.3)	0.1	(6.3)	9.7
Income before income taxes	46.3	46.1	133.3	123.7
Income tax expense	13.8	12.7	39.9	35.4
Consolidated net income	32.5	33.4	93.4	88.3
Less: Net income attributable to noncontrolling interests	0.4	0.6	1.1	2.2
Net income(1)	$32.1	$32.8	$92.3	$86.1

Net income(1) — per share of common stock:
Basic earnings per share	$0.51	$0.52	$1.46	$1.36
Diluted earnings per share	$0.50	$0.51	$1.44	$1.35
Weighted average shares outstanding (basic)	63.3	63.1	63.2	63.2
Weighted average shares outstanding (diluted)	63.9	63.7	63.8	63.8

Cash dividends declared per share	$0.2000	$0.1975	$0.6000	$0.5925

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Consolidated net income	$32.5	$33.4	$93.4	$88.3
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	20.3	(3.3)	(36.3)	5.3
Pension and postretirement (net of quarter-to-date tax of $1.0 and $0.3 and year-to-date tax of $1.5 and $1.8)	0.9	0.7	2.7	3.8
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of ($0.8) and $- and year-to-date tax of $0.8 and $0.1)	2.5	(0.5)	(1.8)	(0.2)
Total changes in other comprehensive income (loss), net of tax	23.7	(3.1)	(35.4)	8.9
Consolidated comprehensive income (loss)	56.2	30.3	58.0	97.2
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.6	0.9	2.2
Comprehensive income (loss) (2)	$55.9	$29.7	$57.1	$95.0

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	June 30, 2015	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$45.6	$58.0
Trade receivables, net	165.4	191.0
Unbilled receivables from long-term manufacturing contracts	138.4	149.3
Inventories	170.6	168.5
Deferred income taxes	30.1	30.5
Prepaid expenses	21.7	19.0
Other current assets	20.1	21.5
Total current assets	591.9	637.8
Property, plant, and equipment, net	155.5	159.5
Intangible assets, net	467.7	510.5
Goodwill	548.9	570.7
Other assets	40.8	40.0
Total Assets	$1,804.8	$1,918.5

LIABILITIES
Current Liabilities
Trade accounts payable	$115.2	$192.6
Liabilities from long-term manufacturing contracts and advances	73.5	76.1
Current portion of long-term debt	11.2	15.0
Accrued compensation	57.7	69.6
Deferred income taxes	25.7	20.7
Other current liabilities	113.3	117.1
Total current liabilities	396.6	491.1
Long-term debt	519.1	543.5
Long-term portion of accrued pension and postretirement healthcare	188.6	200.9
Deferred income taxes	49.0	55.4
Other long-term liabilities	33.1	33.8
Total Liabilities	$1,186.4	$1,324.7

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.6 and 63.5 shares issued, 62.9 and 62.9 shares outstanding)	—	—
Additional paid-in capital	348.7	342.1
Retained earnings	365.9	311.7
Treasury stock (0.7 and 0.6 shares)	(19.9)	(18.3)
Accumulated other comprehensive loss	(87.4)	(52.2)
Hillenbrand Shareholders’ Equity	607.3	583.3
Noncontrolling interests	11.1	10.5
Total Shareholders’ Equity	618.4	593.8

Total Liabilities and Equity	$1,804.8	$1,918.5

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2015	2014
Operating Activities
Consolidated net income	$93.4	$88.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41.1	43.7
Deferred income taxes	3.2	(4.6)
Share-based compensation	8.9	6.2
Net (gain) loss on investments	2.1	(7.8)
Trade accounts receivable and receivables on long-term manufacturing contracts	14.7	33.6
Inventories	(9.9)	(6.2)
Other current assets	(2.3)	(12.8)
Trade accounts payable	(66.3)	(7.0)
Accrued expenses and other current liabilities	(23.5)	14.5
Income taxes payable	13.9	(7.9)
Defined benefit plan and postretirement funding	(7.7)	(13.4)
Defined benefit plan and postretirement expense	10.8	10.8
Other, net	(2.9)	(0.5)
Net cash provided by operating activities	75.5	136.9

Investing Activities
Capital expenditures	(19.7)	(17.9)
Proceeds from sales of property, plant, and equipment	0.7	0.8
Proceeds from investments	—	5.5
Other, net	(1.2)	1.1
Net cash used in investing activities	(20.2)	(10.5)

Financing Activities
Repayments on term loan	(6.8)	(7.5)
Proceeds from revolving credit facilities	334.2	247.1
Repayments on revolving credit facilities	(453.1)	(309.2)
Proceeds from unsecured Series A Notes, net of financing costs	99.6	—
Proceeds from other borrowings	2.2	0.7
Payments of dividends on common stock	(37.8)	(37.2)
Repurchases of common stock	(9.2)	(16.5)
Net proceeds on stock plans	3.5	13.5
Other, net	1.2	0.2
Net cash used in financing activities	(66.2)	(108.9)

Effect of exchange rates on cash and cash equivalents	(1.5)	1.5

Net cash flows	(12.4)	19.0

Cash and cash equivalents:
At beginning of period	58.0	42.7
At end of period	$45.6	$61.7

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

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries.  They also include two minor subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for our fiscal year beginning October 1, 2018, including interim periods within that reporting period, and allows for either full retrospective adoption or modified retrospective adoption, with early adoption permitted on October 1, 2017. We are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current generally accepted accounting principles. ASU 2015-01 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other - Internal-Use Software. ASU 2015-05 helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We are currently evaluating the impact that ASU 2015-05 will have on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement. ASU 2015-07 permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. It removes the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. ASU 2015-07 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We are currently evaluating the impact that ASU 2015-07 will have on our consolidated financial statements.

3.	Supplemental Balance Sheet Information

	June 30, 2015	September 30, 2014
Trade accounts receivable reserves	$19.0	$19.2

Accumulated depreciation on property, plant, and equipment	$339.3	$278.3

Accumulated amortization on intangible assets	$139.3	$127.4

Inventories:
Raw materials and components	$44.7	$53.2
Work in process	72.1	73.3
Finished goods	53.8	42.0
Total inventories	$170.6	$168.5

4.	Financing Agreements

	June 30, 2015	September 30, 2014
$700 revolving credit facility, maturing December 19, 2019	$105.8	$229.6
$180 term loan, final maturity December 19, 2019	173.2	180.0
$150 senior unsecured notes, due July 15, 2020, net of discount	149.1	148.9
$100 unsecured Series A Notes, due December 15, 2024	100.0	—
Other	2.2	—
Total debt	530.3	558.5
Less: current portion	11.2	15.0
Total long-term debt	$519.1	$543.5

On February 18, 2015, we entered into an Amendment Agreement (the “Amendment Agreement”), amending and restating our €150.0 Syndicated Letter of Guarantee Facility (as amended, “LG Facility”), dated as of June 3, 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Amendment Agreement extends the maturity date of the LG Facility until at least December 19, 2019, and, among other things, amends a financial covenant contained in the LG Facility to provide the Company and its subsidiaries greater flexibility to consummate acquisitions.  The financial covenant amendment allows for an increase in the Company’s permitted maximum leverage ratio during the three quarters subsequent to an acquisition valued in excess of $75.0. We are allowed this increase up to two times during the term of the LG Facility (each, a “Leverage Holiday”).

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

On December 19, 2014, the Company entered into a Second Amendment (the “JPM Amendment”) to the Amended and Restated Credit Agreement, dated as of November 19, 2012, which governs our revolving credit facility and term loan (the “Facility”), by and among the Company and certain of its affiliates, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. The JPM Amendment provides for revolving loans of up to $700.0 and a term loan in the amount of $180.0, extends the maturity date of the Facility to December 19, 2019, and, among other amendments, amends the Facility to provide for Leverage Holidays similar to those discussed above regarding the LG Facility. New deferred financing costs related to the JPM Amendment were $1.7, which along with existing costs of $2.0, are being amortized to interest expense over the term of the Facility.

With respect to the Facility, as of June 30, 2015, we had $15.8 in outstanding letters of credit issued and $578.4 of maximum borrowing capacity, of which $444.1 of borrowing capacity is immediately available based on our leverage covenant at June 30, 2015, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.32% and 1.29% for the three and nine months ended June 30, 2015, and 1.32% and 1.35% for the same periods in the prior year.  The Facility carries a leverage-based facility fee, assessed on the entire facility amount. The weighted average facility fee was 0.23% for the three months and nine months ended June 30, 2015.

The weighted average interest rates on the term loan were 1.56% and 1.55% for the three and nine months ended June 30, 2015, and 1.58% and 1.64% for the same periods in the prior year.

In the normal course of business, the Process Equipment Group provides customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees under the LG Facility and other arrangements.  As of June 30, 2015, we had guarantee arrangements with capacity totaling $222.1, of which $153.4 was utilized for this purpose.

The availability of borrowings under the Facility and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as such terms are defined in the relevant agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0. As of June 30, 2015, we were in compliance with all covenants.

We had restricted cash of $0.7 and $0.4 at June 30, 2015 and September 30, 2014.

5.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Service costs	$1.0	$1.0	$0.4	$0.4
Interest costs	3.6	3.6	0.7	1.1
Expected return on plan assets	(3.4)	(3.5)	(0.3)	(0.3)
Amortization of unrecognized prior service costs, net	0.2	0.3	—	—
Amortization of net loss	1.3	0.9	0.1	—
Net pension costs	$2.7	$2.3	$0.9	$1.2

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service costs	$3.2	$3.0	$1.3	$1.2
Interest costs	10.8	10.9	2.1	3.2
Expected return on plan assets	(10.6)	(10.5)	(0.8)	(0.8)
Amortization of unrecognized prior service costs, net	0.7	0.7	—	—
Amortization of net loss	3.9	2.8	0.1	—
Net pension costs	$8.0	$6.9	$2.7	$3.6

Postretirement Healthcare Plans — Net postretirement healthcare costs were $(0.1) and $0.1 for the three months ended June 30, 2015 and 2014, and $0.1 and $0.3 for the nine months ended June 30, 2015 and 2014.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.4 and $2.3 for the three months ended June 30, 2015 and 2014, and $6.9 and $6.5 for the nine months ended June 30, 2015 and 2014.

6.	Income Taxes

The effective tax rates for the three months ended June 30, 2015 and 2014 were 29.8% and 27.5%. The increase in the effective tax rate during the three months ended June 30, 2015 was primarily due to discrete tax benefits recognized in 2014. The effective tax rates for the nine months ended June 30, 2015 and 2014 were 29.9% and 28.6%. The increase in the effective tax rate during the nine months ended June 30, 2015 was primarily due to discrete tax benefits recognized in 2014 and less favorable geographic mix of pre-tax income in 2015, partially offset by a reduction in the reserve for uncertain tax positions in the first quarter of 2015.

7.	Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At June 30, 2015 and 2014, potential dilutive effects, representing approximately 1,400,000 and 1,800,000, shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income(1)	$32.1	$32.8	$92.3	$86.1
Weighted average shares outstanding (basic - in millions)	63.3	63.1	63.2	63.2
Effect of dilutive stock options and other unvested equity awards (in millions)	0.6	0.6	0.6	0.6
Weighted average shares outstanding (diluted - in millions)	63.9	63.7	63.8	63.8

Basic earnings per share	$0.51	$0.52	$1.46	$1.36
Diluted earnings per share	$0.50	$0.51	$1.44	$1.35

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.7	0.4	0.7	0.4

(1) Net income attributable to Hillenbrand

8.	Shareholders’ Equity

During the nine months ended June 30, 2015, we paid approximately $37.8 of cash dividends.  We also repurchased approximately 305,000 shares of our common stock during the nine months ended June 30, 2015, for a total cost of approximately $9.2. In connection with our share based compensation plans discussed further in Note 10, we also issued approximately 327,000 shares of common stock, of which approximately 254,000 shares were treasury stock.

9.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$(1.4)
Other comprehensive income before reclassifications
Before tax amount	2.4	5.3	1.0	8.7	$—	$8.7
Tax expense	(0.7)	—	(0.3)	(1.0)	—	(1.0)
After tax amount	1.7	5.3	0.7	7.7	—	7.7
Amounts reclassified from accumulated other comprehensive income(1)	2.1	—	(0.9)	1.2	—	1.2
Net current period other comprehensive income (loss)	3.8	5.3	(0.2)	8.9	$—	$8.9
Balance at June 30, 2014	$(29.2)	$36.7	$—	$7.5
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$(52.2)
Other comprehensive income before reclassifications
Before tax amount	—	(36.1)	(6.3)	(42.4)	$(0.2)	$(42.6)
Tax expense	—	—	1.9	1.9	—	1.9
After tax amount	—	(36.1)	(4.4)	(40.5)	(0.2)	(40.7)
Amounts reclassified from accumulated other comprehensive income(1)	2.7	—	2.6	5.3	—	5.3
Net current period other comprehensive income (loss)	2.7	(36.1)	(1.8)	(35.2)	$(0.2)	$(35.4)
Balance at June 30, 2015	$(43.3)	$(41.0)	$(3.1)	$(87.4)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended June 30, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	0.6	0.1	(0.1)	0.6
Operating expenses	0.2	0.1	—	0.3
Other income (expense), net	—	—	(0.1)	(0.1)
Total before tax	$0.8	$0.2	$(0.3)	$0.7
Tax expense				(0.3)
Total reclassifications for the period, net of tax				$0.4

	Nine Months Ended June 30, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.5)	$(0.5)
Cost of goods sold	1.9	0.4	(0.4)	1.9
Operating expenses	0.7	0.2	—	0.9
Other income (expense), net	—	—	(0.4)	(0.4)
Total before tax	$2.6	$0.6	$(1.3)	$1.9
Tax expense				(0.7)
Total reclassifications for the period, net of tax				$1.2

	Three Months Ended June 30, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.6	$0.6
Cost of goods sold	0.9	0.1	0.1	1.1
Operating expenses	0.3	0.1	—	0.4
Other income (expense), net	—	—	0.4	0.4
Total before tax	$1.2	$0.2	$1.1	$2.5
Tax expense				(0.7)
Total reclassifications for the period, net of tax				$1.8

	Nine Months Ended June 30, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$1.9	$1.9
Cost of goods sold	2.6	0.4	0.1	3.1
Operating expenses	1.0	0.2	—	1.2
Other income (expense), net	—	—	1.5	1.5
Total before tax	$3.6	$0.6	$3.5	$7.7
Tax expense				(2.4)
Total reclassifications for the period, net of tax				$5.3

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

10.	Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Share-based compensation costs	$2.6	$1.1	$8.9	$6.2
Less impact of income tax benefit	1.0	0.4	3.3	2.3
Share-based compensation costs, net of tax	$1.6	$0.7	$5.6	$3.9

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

During the nine months ended June 30, 2015, we made the following grants:

Number of Units
Stock options	360,903
Time-based stock awards	68,137
Performance-based stock awards (maximum that can be earned)	474,599

Stock options granted during fiscal 2015 had a weighted-average exercise price of $32.66 and a weighted-average grant date fair value of $8.38.  Our time-based stock awards and performance-based stock awards granted during fiscal 2015 had weighted-average grant date fair values of $31.01 and $33.44.  Included in the performance-based stock awards granted during 2015 are 150,464 units whose payout level is based upon the Company’s total shareholder return as it relates to the performance of companies in its compensation peer group over a three-year measurement period.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

11.	Other Income (Expense), Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Equity in net income (loss) of affiliates	$(0.6)	$—	$(2.0)	$2.6
Foreign currency exchange loss, net	(0.2)	—	(4.3)	(0.6)
Gain on exercise of warrants	—	—	—	5.2
Service agreement cancellation	—	—	—	2.5
Other, net	(0.5)	0.1	—	—
Other income and (expense), net	$(1.3)	$0.1	$(6.3)	$9.7

Following our spin-off from our former parent, we held warrants to purchase the common stock of Forethought Financial Group, Inc. (“Forethought”). Forethought was acquired by a third party during the second quarter of 2014. In connection with that acquisition, these warrants were exercised for $6.2, resulting in a gain of $5.2.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at June 30,	Fair Value at June 30, 2015 Using Inputs Considered as:
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$45.6	$45.6	$—	$—
Investments in rabbi trust	4.8	4.8	—	—
Derivative instruments	1.6	—	1.6	—

Liabilities:
$150 senior unsecured notes	149.1	163.1	—	—
Revolving credit facility	105.8	—	105.8	—
Term loan	173.2	—	173.2	—
$100 Series A Notes	100.0	—	100.0	—
Derivative instruments	6.8	—	6.8	—

The fair values of the revolving credit facility, term loan, and Series A Notes approximated carrying value at June 30, 2015.  The fair values of the revolving credit facility, term loan, and Series A Notes are estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility, term loan, or Series A Notes.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these derivatives was $118.3 at June 30, 2015. The derivatives are included in other current assets and other current liabilities on the balance sheet.

14.	Segment and Geographical Information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net revenue
Process Equipment Group	$253.6	$274.0	$750.8	$755.7
Batesville	145.1	142.8	454.0	442.8
Total	$398.7	$416.8	$1,204.8	$1,198.5

Adjusted EBITDA
Process Equipment Group	$43.7	$44.1	$116.3	$96.8
Batesville	32.2	34.3	108.9	113.7
Corporate	(9.7)	(7.6)	(30.1)	(17.3)

Net revenue (1)
United States	$226.6	$224.7	$679.3	$643.0
International	172.1	192.1	525.5	555.5
Total	$398.7	$416.8	$1,204.8	$1,198.5

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	June 30, 2015	September 30, 2014
Total assets assigned
Process Equipment Group	$1,521.5	$1,632.8
Batesville	216.6	237.8
Corporate	66.7	47.9
Total	$1,804.8	$1,918.5

Tangible long-lived assets, net
United States	$95.1	$93.7
International	60.4	65.8
Total	$155.5	$159.5

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA:
Process Equipment Group	$43.7	$44.1	$116.3	$96.8
Batesville	32.2	34.3	108.9	113.7
Corporate	(9.7)	(7.6)	(30.1)	(17.3)
Less:
Interest income	—	(0.3)	(0.7)	(0.6)
Interest expense	5.7	5.6	17.8	17.5
Income tax expense	13.8	12.7	39.9	35.4
Depreciation and amortization	12.7	14.7	41.1	43.7
Business acquisition and integration	0.5	1.7	0.7	4.7
Restructuring	1.0	1.6	2.4	2.8
Litigation	—	1.4	0.5	1.4
Consolidated net income	$32.5	$33.4	$93.4	$88.3

15.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2015					Three Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$225.9	$222.4	$(49.6)	$398.7	$—	$219.6	$240.7	$(43.5)	$416.8
Cost of goods sold	—	121.9	163.1	(25.2)	259.8	—	113.5	172.2	(18.2)	267.5
Gross profit	—	104.0	59.3	(24.4)	138.9	—	106.1	68.5	(25.3)	149.3
Operating expenses	9.7	60.9	39.4	(24.4)	85.6	8.9	63.0	51.1	(25.3)	97.7
Operating profit	(9.7)	43.1	19.9	—	53.3	(8.9)	43.1	17.4	—	51.6
Interest expense	5.2	0.2	0.3	—	5.7	4.6	0.1	0.9	—	5.6
Other income (expense), net	1.6	(2.8)	(0.1)	—	(1.3)	—	(0.7)	0.8	—	0.1
Equity in net income (loss) of subsidiaries	38.9	0.2	—	(39.1)	—	39.3	2.7	—	(42.0)	—
Income (loss) before income taxes	25.6	40.3	19.5	(39.1)	46.3	25.8	45.0	17.3	(42.0)	46.1
Income tax expense (benefit)	(6.5)	15.0	5.3	—	13.8	(7.0)	15.9	3.8	—	12.7
Consolidated net income	32.1	25.3	14.2	(39.1)	32.5	32.8	29.1	13.5	(42.0)	33.4
Less: Net income attributable to
noncontrolling interests	—	—	0.4	—	0.4	—	—	0.6	—	0.6
Net income (loss) (1)	$32.1	$25.3	$13.8	$(39.1)	$32.1	$32.8	$29.1	$12.9	$(42.0)	$32.8
Consolidated comprehensive income (loss)	$55.9	$26.2	$38.5	$(64.4)	$56.2	$29.7	$29.7	$9.8	$(38.9)	$30.3
Less: Comprehensive income attributable
to noncontrolling interests	—	—	0.3	—	0.3	—	—	0.6	—	0.6
Comprehensive income (loss) (2)	$55.9	$26.2	$38.2	$(64.4)	$55.9	$29.7	$29.7	$9.2	$(38.9)	$29.7

	Nine Months Ended June 30, 2015					Nine Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$678.3	$675.9	$(149.4)	$1,204.8	$—	$632.3	$693.1	$(126.9)	$1,198.5
Cost of goods sold	—	355.4	498.1	(74.6)	778.9	—	320.8	504.4	(49.8)	775.4
Gross profit	—	322.9	177.8	(74.8)	425.9	—	311.5	188.7	(77.1)	423.1
Operating expenses	28.5	187.6	127.2	(74.8)	268.5	29.7	188.2	150.8	(77.1)	291.6
Operating profit	(28.5)	135.3	50.6	—	157.4	(29.7)	123.3	37.9	—	131.5
Interest expense	15.3	0.6	1.9	—	17.8	14.3	0.2	3.0	—	17.5
Other income (expense), net	(0.1)	(3.4)	(2.8)	—	(6.3)	0.1	8.7	0.9	—	9.7
Equity in net income (loss) of subsidiaries	113.9	5.4	—	(119.3)	—	108.8	7.6	—	(116.4)	—
Income (loss) before income taxes	70.0	136.7	45.9	(119.3)	133.3	64.9	139.4	35.8	(116.4)	123.7
Income tax expense (benefit)	(22.3)	49.1	13.1	—	39.9	(21.2)	49.0	7.6	—	35.4
Consolidated net income	92.3	87.6	32.8	(119.3)	93.4	86.1	90.4	28.2	(116.4)	88.3
Less: Net income attributable to
noncontrolling interests	—	—	1.1	—	1.1	—	—	2.2	—	2.2
Net income (loss) (1)	$92.3	$87.6	$31.7	$(119.3)	$92.3	$86.1	$90.4	$26.0	$(116.4)	$86.1
Consolidated comprehensive income (loss)	$57.1	$90.2	$8.1	$(97.4)	$58.0	$95.0	$92.4	$35.1	$(125.3)	$97.2
Less: Comprehensive income attributable
to noncontrolling interests	—	—	0.9	—	0.9	—	—	2.2	—	2.2
Comprehensive income (loss) (2)	$57.1	$90.2	$7.2	$(97.4)	$57.1	$95.0	$92.4	$32.9	$(125.3)	$95.0

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	June 30, 2015					September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$—	$8.5	$37.1	$—	$45.6	$0.4	$10.6	$47.0	$—	$58.0
Trade receivables, net	—	96.3	69.1	—	165.4	—	113.2	77.8	—	191.0
Unbilled receivables from long-term
manufacturing contracts	—	12.2	126.2	—	138.4	—	4.0	145.3	—	149.3
Inventories	—	81.5	91.8	(2.7)	170.6	—	69.7	101.8	(3.0)	168.5
Deferred income taxes	13.9	12.5	3.7	—	30.1	10.6	17.3	2.6	—	30.5
Prepaid expense	3.5	6.7	11.5	—	21.7	2.5	4.9	11.6	—	19.0
Intercompany receivables	300.8	1,168.7	50.9	(1,520.4)	—	291.0	1,189.9	5.3	(1,486.2)	—
Other current assets	0.6	1.8	17.3	0.4	20.1	1.2	2.1	17.8	0.4	21.5
Total current assets	318.8	1,388.2	407.6	(1,522.7)	591.9	305.7	1,411.7	409.2	(1,488.8)	637.8
Property, plant and equipment, net	6.6	65.8	83.1	—	155.5	6.7	65.4	87.4	—	159.5
Intangible assets, net	2.3	177.8	287.6	—	467.7	2.5	186.1	321.9	—	510.5
Goodwill	—	211.7	337.2	—	548.9	—	211.7	359.0	—	570.7
Investment in consolidated subsidiaries	2,031.8	835.6	—	(2,867.4)	—	2,000.2	644.0	—	(2,644.2)	—
Other assets	15.5	23.1	3.9	(1.7)	40.8	25.8	9.9	4.3	—	40.0
Total Assets	$2,375.0	$2,702.2	$1,119.4	$(4,391.8)	$1,804.8	$2,340.9	$2,528.8	$1,181.8	$(4,133.0)	$1,918.5

Trade accounts payable	$0.6	$27.6	$87.0	$—	$115.2	$3.0	$32.8	$156.8	$—	$192.6
Liabilities from long-term manufacturing
contracts and advances	—	14.4	59.1	—	73.5	—	20.4	55.7	—	76.1
Current portion of long-term debt	9.6	—	1.6	—	11.2	15.0	—	—	—	15.0
Accrued compensation	3.0	21.2	33.5	—	57.7	5.0	55.3	9.3	—	69.6
Deferred income taxes	—	—	25.7	—	25.7	—	1.6	19.1	—	20.7
Intercompany payables	1,229.4	293.7	—	(1,523.1)	—	1,202.7	286.5	—	(1,489.2)	—
Other current liabilities	4.9	57.6	50.4	0.4	113.3	4.1	61.6	51.0	0.4	117.1
Total current liabilities	1,247.5	414.5	257.3	(1,522.7)	396.6	1,229.8	458.2	291.9	(1,488.8)	491.1
Long-term debt	519.1	—	—	—	519.1	525.9	—	17.6	—	543.5
Accrued pension and
postretirement healthcare	1.1	96.5	91.0	—	188.6	1.0	94.2	105.7	—	200.9
Deferred income taxes	—	19.1	30.7	(0.8)	49.0	0.8	15.1	39.5	—	55.4
Other long-term liabilities	—	23.8	10.2	(0.9)	33.1	0.1	27.7	6.0	—	33.8
Total Liabilities	1,767.7	553.9	389.2	(1,524.4)	1,186.4	1,757.6	595.2	460.7	(1,488.8)	1,324.7
Total Hillenbrand Shareholders’ Equity	607.3	2,148.3	719.1	(2,867.4)	607.3	583.3	1,933.6	710.6	(2,644.2)	583.3
Noncontrolling interests	—	—	11.1	—	11.1	—	—	10.5	—	10.5
Total Equity	607.3	2,148.3	730.2	(2,867.4)	618.4	583.3	1,933.6	721.1	(2,644.2)	593.8
Total Liabilities and Equity	$2,375.0	$2,702.2	$1,119.4	$(4,391.8)	$1,804.8	$2,340.9	$2,528.8	$1,181.8	$(4,133.0)	$1,918.5

Condensed Consolidating Statements of Cash Flow

	Nine Months Ended June 30, 2015					Nine Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in)
operating activities	$55.9	$91.1	$14.1	$(85.6)	$75.5	$72.1	$47.1	$65.0	$(47.3)	$136.9

Investing activities:
Capital expenditures	(1.2)	(12.7)	(5.8)	—	(19.7)	(1.0)	(9.3)	(7.6)	—	(17.9)
Proceeds from sales of property, plant,
and equipment	—	0.7	—	—	0.7	—	0.8	—	—	0.8
Proceeds from investments	—	—	—	—	—	—	5.5	—	—	5.5
Other, net	—	(0.9)	(0.3)	—	(1.2)	—	0.2	0.9	—	1.1
Net cash used in investing activities	(1.2)	(12.9)	(6.1)	—	(20.2)	(1.0)	(2.8)	(6.7)	—	(10.5)

Financing activities:
Repayments on term loan	(6.8)	—	—	—	(6.8)	(7.5)	—	—	—	(7.5)
Proceeds from revolving credit facilities	257.8	—	76.4	—	334.2	196.4	—	50.7	—	247.1
Repayments on revolving credit facilities	(364.0)	—	(89.1)	—	(453.1)	(221.3)	—	(87.9)	—	(309.2)
Proceeds from unsecured Series A Notes,
net of financing costs	99.6	—	—	—	99.6	—	—	—	—	—
Proceeds from other borrowings	0.6	—	1.6	—	2.2	—	—	0.7	—	0.7
Payment of dividends on common stock	(37.8)	—	—	—	(37.8)	(37.2)	—	—	—	(37.2)
Payment of dividends - intercompany	—	(80.3)	(5.3)	85.6	—	—	(41.6)	(5.7)	47.3	—
Repurchases of common stock	(9.2)	—	—	—	(9.2)	(16.5)	—	—	—	(16.5)
Net proceeds on stock plans	3.5	—	—	—	3.5	13.5	—	—	—	13.5
Other, net	1.2	—	—	—	1.2	1.0	—	(0.8)	—	0.2
Net cash (used in) provided by
financing activities	(55.1)	(80.3)	(16.4)	85.6	(66.2)	(71.6)	(41.6)	(43.0)	47.3	(108.9)

Effect of exchange rates on cash and
cash equivalents	—	—	(1.5)	—	(1.5)	—	—	1.5	—	1.5

Net cash flow	(0.4)	(2.1)	(9.9)	—	(12.4)	(0.5)	2.7	16.8	—	19.0
Cash and equivalents at beginning of
period	0.4	10.6	47.0	—	58.0	0.6	8.7	33.4	—	42.7
Cash and equivalents at end of period	$—	$8.5	$37.1	$—	$45.6	$0.1	$11.4	$50.2	$—	$61.7

16.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended June 30, 2015			Nine Months Ended June 30, 2015
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.4	$0.1	$0.5	$0.5	$0.8	$1.3
Batesville	0.4	0.1	0.5	1.6	0.1	1.7
Corporate	—	0.2	0.2	—	0.8	0.8
Total	$0.8	$0.4	$1.2	$2.1	$1.7	$3.8

These costs related primarily to severance costs at the Process Equipment Group as we continue to integrate and streamline the business operations within the segment, disposal of equipment at Batesville, and corporate compensation costs related to changes in the Company’s executive management team. At June 30, 2015, $1.2 of restructuring costs were accrued and will be paid in 2015.

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

Accordingly, in this Form 10-Q, we may say something like:

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2015, to the same periods in fiscal year 2014.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

Another important non-GAAP operational measure used is backlog.  Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment (long-term contracts), like those in which our Process Equipment Group competes.  Order backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded related to the Process Equipment Group.  For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included.  Backlog includes expected revenue from large systems, equipment, and to a lesser extent, replacement parts, components, and service.  The length of time that projects remain in backlog can span from days for replacement parts or service to 18 months or longer for larger system sales.  Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that they are reasonably expected to be realized.   We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in revenue in future periods.  In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

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

We analyze net revenue, gross profit, and operating expenses on a constant currency basis, which is a non-GAAP measure, in order to better measure the comparability of results between periods. We calculate constant currency by translating current year results at prior year foreign exchange rates. This information is provided because foreign currency exchange rates can distort the underlying change in results, either positively or negatively. The cost structures for Corporate and Batesville are generally not impacted by the fluctuation in foreign exchange rates, and we do not disclose constant currency metrics in the Operations Review below where the impact is not significant.

See pages 28-29 for reconciliations of our non-GAAP measures to the most directly comparable GAAP measures.  There is no GAAP financial measure comparable to backlog; therefore, a quantitative reconciliation of backlog is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2015, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2014.

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

The Process Equipment Group has multiple market-leading brands of process and material handling equipment and systems serving a wide variety of industries across the globe.  The Process Equipment Group’s businesses utilize HBS to grow and increase profitability for the company. They manufacture and sell highly engineered precise mission critical process and material handling equipment and systems for a wide variety of growth-oriented end markets. Batesville is a recognized leader in the North American death care industry.  Batesville performs several critical roles within the Company. It has a long history of providing strong annual operating cash flows, and as a source of HBS practices, including Lean, Strategy Management, and Talent Development, it also provides talent to embed these management practices in acquired companies.

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

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$398.7	100.0	$416.8	100.0	$1,204.8	100.0	$1,198.5	100.0
Gross profit	138.9	34.8	149.3	35.8	425.9	35.4	423.1	35.3
Operating expenses	85.6	21.5	97.7	23.4	268.5	22.3	291.6	24.3
Operating profit	53.3	13.4	51.6	12.4	157.4	13.1	131.5	11.0
Interest expense	5.7	1.4	5.6	1.3	17.8	1.5	17.5	1.5
Other income (expense), net	(1.3)	0.3	0.1	—	(6.3)	0.5	9.7	0.8
Income taxes	13.8	3.5	12.7	3.0	39.9	3.3	35.4	3.0
Net income(1)	32.1	8.1	32.8	7.9	92.3	7.7	86.1	7.2

(1) Net income attributable to Hillenbrand.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net revenue decreased $18.1 (4%), although it increased $13.2 (3%) on a constant currency basis.

•The Process Equipment Group’s net revenue decreased $20.4 (7%), although it increased $9.6 (4%) on a constant currency basis, due to increased volume of equipment sales. Order backlog increased $20.2 (4%) at June 30, 2015 to $540.2, up from $520.0 at March 31, 2015. Order backlog decreased $190.9 (26%) from $731.1 on June 30, 2014, to $540.2 on June 30, 2015. On a constant currency basis as compared to June 30, 2014, backlog at June 30, 2015 would have been $608.1, a decrease of $123.0 (17%). Order backlog at June 30, 2014 contained several individually significant project orders that have been delivered, which was the primary driver of the decrease at June 30, 2015.

•Batesville’s net revenue increased $2.3 (1.6%), or $3.5 (2.0%) on a constant currency basis, primarily due to an increase in volume ($2.0) and an increase in the average selling price ($1.5). Higher volume was driven by increased burial solution sales, despite what management estimates to be a slight decrease in North American burial demand driven by the increased rate at which families opted for cremation.

Gross profit decreased $10.4 (7%) or $1.8 (1%) on a constant currency basis, and gross profit margin decreased 100 basis points to 34.8%.

•The Process Equipment Group’s gross profit decreased $9.0 (10%), or $0.6 (1%) on a constant currency basis, primarily driven by unfavorable equipment mix, which was partially offset by an increase in volume of equipment sales. Gross profit margin decreased 80 basis points to 33.6% in 2015, primarily driven by unfavorable equipment mix.

•Batesville’s gross profit decreased $1.4 (3%) and gross profit margin decreased 160 basis points to 36.9%.  The decreased gross profit was primarily due to higher costs associated with operational inefficiencies at one of our high volume plants, caused by the implementation of a new process, as well as restructuring charges from the disposal of equipment and higher raw material costs, which were partially offset by lower fuel expenses. The lower gross profit margin was primarily driven by these higher costs, partially offset by an increase in volume and a higher average selling price.

Gross profit included restructuring charges ($0.8 of expense in 2015 and $0.1 reduction to cost of goods sold in 2014).   Excluding these items, adjusted gross profit decreased $9.5 (6%) and adjusted gross profit margin decreased 80 basis points to 35.0%.

Operating expenses decreased $12.1 (12%), or $5.9 (6%) on a constant currency basis, primarily due to lower business acquisition and integration costs, restructuring charges, and litigation expenses, as well as a decrease in indirect taxes, bad debt expense, and intangible amortization expense.  The operating expenses to net revenue ratio improved by 190 basis points to 21.5% in 2015.  Operating expenses included the following items:

	Three Months Ended June 30,
	2015	2014
Business acquisition and integration costs	$0.5	$1.7
Restructuring charges	0.4	1.6
Litigation expenses	—	1.4

On an adjusted basis, which excluded business acquisition and integration costs, restructuring charges, and litigation expenses, operating expenses decreased $8.3 (9%), or $2.0 (2%) on a constant currency basis. The adjusted operating expenses to net revenue ratio improved 110 basis points in 2015 to 21.2%. The decrease in adjusted operating expenses and the improved ratio were primarily due to a decrease in indirect taxes, bad debt expense, and intangible amortization expense.

Interest expense increased $0.1 due to an increased proportion of fixed rate debt, which had a higher rate of interest than the variable rate borrowings. This increase was partially offset by lower variable interest rates and a reduction in our weighted-average outstanding borrowings.

Other income (expense), net decreased $1.4 to $1.3 of other expense in 2015, compared to $0.1 of other income in 2014. The decrease was driven primarily by increased losses on limited partnership investments of $0.6 and foreign currency exchange losses of $0.2 in 2015.

The effective tax rate was 29.8% in 2015 compared to 27.5% in 2014.  The increase in the effective tax rate was primarily due to discrete tax benefits recognized in 2014. Our adjusted effective income tax rate was 30.4% in 2015 compared to 27.6% in 2014, which excludes the tax impact of acquisition and integration costs, restructuring charges and litigation expenses.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Net revenue increased $6.3 (1%) or $80.4 (7%) on a constant currency basis.

•The Process Equipment Group’s net revenue decreased $4.9 (1%), although it increased $65.8 (9%) on a constant currency basis, due to increased volume of equipment sales and favorable mix for equipment and replacement parts and service.

•Batesville’s net revenue increased $11.2 (2.5%), or $14.6 (3.3%) on a constant currency basis, primarily due to an increase in volume ($20.0) offset by a decrease in average selling price ($5.4). Higher volume was driven by what we estimate to be an increase in North American deaths, partially offset by the increased rate at which families opted for cremation.

Gross profit increased $2.8 (1%), or $24.0 (6%) on a constant currency basis, and gross profit margin increased 10 basis points to 35.4%.

•The Process Equipment Group’s gross profit increased $3.8 (2%), or $24.4 (10%) on a constant currency basis, primarily driven by increased volume of equipment sales and favorable mix for equipment and replacement parts and service. Gross profit margin increased 70 basis points to 33.6% in 2015, primarily driven by an increase in equipment and replacement parts and service product mix.

•Batesville’s gross profit decreased $1.0 (1%) and gross profit margin decreased 120 basis points to 38.2%.  The decreases in gross profit and gross profit margin were primarily due to decreased average selling price, higher costs, and restructuring charges from the disposal of equipment, partially offset by higher volume.

Gross profit in 2015 included a $2.1 increase to cost of goods sold related to restructuring charges. Gross profit in 2014 included a $0.2 reduction to cost of goods sold due primarily to the sale of real estate. Excluding these items, adjusted gross profit increased $5.1 (1%) in 2015, and adjusted gross profit margin increased 20 basis points to 35.5%.

Operating expenses decreased $23.1 (8%), or $7.8 (3%) on a constant currency basis, primarily due to lower business acquisition and integration costs, restructuring charges and litigation expenses, as well as a decrease in indirect taxes, bad debt expense, and intangible amortization expense, partially offset by an increase in variable compensation and corporate project costs. The operating expenses to net revenue ratio improved by 200 basis points to 22.3% in 2015.  Operating expenses included the following items:

	Nine Months Ended June 30,
	2015	2014
Business acquisition and integration costs	$0.7	$4.7
Restructuring charges	1.7	3.0
Litigation expenses	0.5	1.4

On an adjusted basis, which excluded business acquisition and integration costs, restructuring charges, and litigation expenses, operating expenses decreased $16.9 (6%), or $1.6 (1%) on a constant currency basis. The adjusted operating expenses to net revenue ratio improved 160 basis points in 2015 to 22.0%. The decrease in adjusted operating expenses and the improved ratio were primarily due to a decrease in indirect taxes, bad debt expense, and intangible amortization expense, partially offset by an increase in variable compensation and corporate project costs.

Interest expense increased $0.3 primarily due to an increased proportion of fixed rate debt, which had a higher rate of interest than the variable rate borrowings. This increase was partially offset by lower variable interest rates and a reduction in our weighted-average outstanding borrowings.

Other income (expense), net decreased $16.0 to $6.3 of other expense in 2015, compared to $9.7 of other income in 2014. The decrease was driven primarily by a decline in income on limited partnership investments, from a $2.6 gain in 2014 to $2.0 expense in 2015. The decrease also reflects several one-time transactions that occurred in 2014, including a $5.2 gain on the exercise of warrants to purchase common stock of Forethought and a $2.5 gain related to the cancellation of a service agreement at Batesville. There was also a $3.7 increase in foreign currency exchange loss in 2015, largely driven by the rapid appreciation of the Swiss Franc against other currencies after the Swiss National Bank removed currency support tied to the Euro in January 2015.

The effective tax rate was 29.9% in 2015 compared to 28.6% in 2014.  The increase in the effective tax rate was primarily due to discrete tax benefits recognized in 2014 and less favorable geographic mix of pre-tax income in 2015, which were partially offset by a reduction in the reserve for uncertain tax positions in the first quarter of 2015. Our adjusted effective income tax rate was 30.2% in 2015 compared to 28.7% in 2014 and excluded the tax impact of acquisition and integration costs, restructuring charges, and certain litigation costs.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended June 30,				Nine Months Ended June 30,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$253.6	100.0	$274.0	100.0	$750.8	100.0	$755.7	100.0
Gross profit	85.3	33.6	94.3	34.4	252.3	33.6	248.5	32.9
Operating expenses	51.0	20.1	63.4	23.1	164.6	21.9	187.3	24.8
Operating profit	34.3	13.5	30.9	11.3	87.7	11.7	61.2	8.1

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net revenue decreased $20.4 (7%), although it increased $9.6 (4%) on a constant currency basis, primarily due to increased volume of equipment sales. Order backlog increased $20.2 (4%) at June 30, 2015 to $540.2, up from $520.0 at March 31, 2015. Order backlog decreased $190.9 (26%) from $731.1 on June 30, 2014, to $540.2 on June 30, 2015. On a constant currency basis as compared to June 30, 2014, backlog at June 30, 2015 would have been $608.1, a decrease of $123.0 (17%). Order backlog at June 30, 2014 contained several individually significant project orders that have been delivered, which was the primary driver of the decrease at June 30, 2015.

Gross profit decreased $9.0 (10%), or $0.6 (1%) on a constant currency basis, primarily driven by unfavorable equipment mix, which was partially offset by an increase in volume of equipment sales. Gross profit margin decreased 80 basis points to 33.6% in 2015, primarily driven by unfavorable equipment mix.

Operating expenses decreased $12.4 (20%), or $6.3 (10%) on a constant currency basis and the operating expenses to net revenue ratio improved by 300 basis points to 20.1% in 2015.  The decrease in operating expenses and the improved ratio were primarily due to lower business acquisition and integration costs, and restructuring charges, as well as a decrease in indirect taxes.

Operating expenses in 2015 included restructuring costs of $0.1.  Operating expenses in 2014 included business acquisition and integration costs of $0.5 and restructuring costs of $1.5.  Excluding these items, adjusted operating expenses decreased $10.5 (17%), or $4.4 (7%) on a constant currency basis. The ratio of adjusted operating expenses to net revenue improved 230 basis points to 20.1% in 2015. The decrease in adjusted operating expenses and the improved ratio were due to a decrease in indirect taxes.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Net revenue decreased $4.9 (1%), although it increased $65.8 (9%) on a constant currency basis, primarily due to increased volume of equipment sales and favorable mix for equipment and replacement parts and service.

Gross profit increased $3.8 (2%), or $24.4 (10%) on a constant currency basis, primarily driven by increased volume of equipment sales and favorable mix for equipment and replacement parts and service.  Gross profit margin increased 70 basis points to 33.6% in 2015, primarily driven by favorable mix for equipment and replacement parts and service.

Operating expenses decreased $22.7 (12%), or $7.6 (4%) on a constant currency basis, and the operating expenses to net revenue ratio improved by 290 basis points to 21.9% in 2015.  The decrease in operating expenses and the improved ratio were primarily due to lower business acquisition and integration costs and restructuring charges, as well as a decrease in indirect taxes.

Operating expenses in 2015 included business acquisition and integration costs of $0.1 and restructuring costs of $0.8.  Operating expenses in 2014 included business acquisition and integration costs of $1.5 and restructuring costs of $1.7.  Excluding these items, adjusted operating expenses decreased $20.4 (11%), or $5.4 (3%) on a constant currency basis. The ratio of adjusted operating expenses to net revenue improved 260 basis points to 21.8% in 2015. The decrease in adjusted operating expenses and the improved ratio were due primarily to a decrease in indirect taxes.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended June 30,				Nine Months Ended June 30,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$145.1	100.0	$142.8	100.0	$454.0	100.0	$442.8	100.0
Gross profit	53.6	36.9	55.0	38.5	173.6	38.2	174.6	39.4
Operating expenses	24.6	17.0	25.3	17.7	74.5	16.4	74.2	16.8
Operating profit	29.0	20.0	29.7	20.8	99.1	21.8	100.4	22.7

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net revenue increased $2.3 (1.6%), or $3.5 (2.0%) on a constant currency basis, primarily due to an increase in volume ($2.0) and an increase in the average selling price ($1.5). Higher volume was driven by increased burial solution sales, despite what management estimates to be a slight decrease in North American burial demand driven by the increased rate at which families opted for cremation.

Gross profit decreased $1.4 (3%) and gross profit margin decreased 160 basis points to 36.9%.  The decreased gross profit was primarily due to higher costs associated with operational inefficiencies at one of our high volume plants, caused by the implementation of a new process, as well as restructuring charges from the disposal of equipment and higher raw material costs, which were partially offset by lower fuel expenses. The lower gross profit margin was primarily driven by these higher costs, partially offset by an increase in volume and a higher average selling price.

Gross profit included restructuring charges ($0.4 of expense in 2015 and $0.1 reduction to cost of goods sold in 2014).  Excluding restructuring charges, adjusted gross profit decreased $0.9 (2%) and adjusted gross profit margin decreased 120 basis points to 37.2%.

Operating expenses decreased $0.7 to $24.6 primarily due to litigation costs in 2014 that did not recur in 2015 and lower bad debt expense, which were partially offset by an increase in variable compensation in 2015. The operating expenses to net revenue ratio decreased 70 basis points to 17.0%.

Operating expenses included $0.1 of restructuring charges in 2015 and $1.4 of certain litigation costs in 2014.  Excluding these costs, adjusted operating expenses in 2015 were $24.5, a $0.6 increase from 2014, and the ratio of adjusted operating expenses to net revenue increased by 20 basis points to 16.9%. These increases were due to an increase in variable compensation, partially offset by lower bad debt expense.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Net revenue increased $11.2 (2.5%), or $14.6 (3.3%) on a constant currency basis, primarily due to an increase in volume ($20.0) offset by a decrease in the average selling price ($5.4). Higher volume was driven by what we estimate to be an increase in North American deaths, partially offset by the increased rate at which families opted for cremation.

Gross profit decreased $1.0 (1%) to $173.6 and gross profit margin decreased 120 basis points to 38.2%.  The decreases in gross profit and gross profit margin were primarily due to decreased average selling price, higher costs, and restructuring charges from the disposal of equipment, partially offset by higher volume.

Gross profit included restructuring charges ($1.6 of expense in 2015 and $0.3 reduction to cost of goods sold in 2014).  Excluding restructuring charges, adjusted gross profit increased $0.9 (1%) and adjusted gross profit margin decreased 80 basis points to 38.6%.

Operating expenses increased $0.3 to $74.5, primarily due to increased variable compensation, partially offset by lower bad debt expense. The ratio of operating expenses to net revenue decreased 40 basis points to 16.4%.

Operating expenses included certain litigation costs of $0.5 in 2015 and $1.4 in 2014 and $0.1 of restructuring charges in 2015.  Excluding these costs, adjusted operating expenses in 2015 were $73.9, a $1.1 increase from 2014, and the ratio of adjusted operating expenses to net revenue improved by 10 basis points to 16.3%. The increase in adjusted operating expenses was due to an increase in variable compensation, partially offset by lower bad debt expense.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$9.3	2.3	$7.7	1.8	$28.0	2.3	$25.6	2.1
Business acquisition and integration costs	0.5	0.1	1.2	0.3	0.6	—	3.2	0.3
Restructuring charges	0.2	0.1	0.1	—	0.8	0.1	1.3	0.1
Operating expenses	$10.0	2.5	$9.0	2.1	$29.4	2.4	$30.1	2.5

Core operating expenses represent operating expenses excluding restructuring costs and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Core operating expenses increased $1.6 (21%), primarily due to higher variable compensation and an increase in corporate project costs.  These expenses as a percentage of revenue were 2.3%, an increase of 50 basis points from 2014.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Core operating expenses increased $2.4 (9%), primarily due to an increase in corporate project costs and higher variable compensation.  These expenses as a percentage of revenue were 2.3%, an increase of 20 basis points from 2014.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following are reconciliations from the most directly comparable GAAP operating performance measures to our non-GAAP (adjusted) performance measures.

	Three Months Ended June 30,
	2015				2014
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$259.8	$(0.8)	(a)	$259.0	$267.5	$0.1	(d)	$267.6
Operating expenses	85.6	(0.9)	(b)	84.7	97.7	(4.7)	(e)	93.0
Income tax expense	13.8	0.8	(c)	14.6	12.7	1.3	(c)	14.0
Net income(1)	32.1	0.9		33.0	32.8	3.3		36.1
Diluted EPS	0.50	0.02		0.52	0.51	0.06		0.57

Ratios:
Gross margin	34.8%	0.2%		35.0%	35.8%	—%		35.8%
Operating expenses as a % of net revenue	21.5%	(0.3)%		21.2%	23.4%	(1.1)%		22.3%

	Nine Months Ended June 30,
	2015				2014
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$778.9	$(2.1)	(f)	$776.8	$775.4	$0.2	(h)	$775.6
Operating expenses	268.5	(2.9)	(g)	265.6	291.6	(9.1)	(i)	282.5
Income tax expense	39.9	1.8	(c)	41.7	35.4	2.6	(c)	38.0
Net income(1)	92.3	3.2		95.5	86.1	6.3		92.4
Diluted EPS	1.44	0.06		1.50	1.35	0.10		1.45

Ratios:
Gross margin	35.4%	0.1%		35.5%	35.3%	—%		35.3%
Operating expenses as a % of net revenue	22.3%	(0.3)%		22.0%	24.3%	(0.7)%		23.6%

(1)	Net income attributable to Hillenbrand

P = Process Equipment Group; B = Batesville; C = Corporate
(a)	Restructuring ($0.4 P, $0.4 B)
(b)	Restructuring ($0.2 C, $0.1 P, $0.1 B), and business acquisition ($0.5 C)
(c)	Tax effect of adjustments
(d)	Restructuring ($0.1 credit B)
(e)	Business acquisition and integration costs ($0.5 P, $1.2 C), litigation costs ($1.4 B), restructuring ($1.5 P, $0.1 C)
(f)	Restructuring ($1.6 B, $0.5 P)
(g)	Restructuring ($0.8 P, $0.8 C, $0.1 B), litigation ($0.5 B), and business acquisition and integration ($0.6 C, $0.1 P)
(h)	Restructuring ($0.1 P, $0.3 credit B)
(i)	Business acquisition and integration costs ($1.5 P, $3.2 C), litigation costs ($1.4 B), restructuring ($1.7 P, $1.3 C)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Consolidated net income	$32.5	$33.4	$93.4	$88.3
Interest income	—	(0.3)	(0.7)	(0.6)
Interest expense	5.7	5.6	17.8	17.5
Income tax expense	13.8	12.7	39.9	35.4
Depreciation and amortization	12.7	14.7	41.1	43.7
EBITDA	$64.7	$66.1	$191.5	$184.3
Business acquisition and integration	0.5	1.7	0.7	4.7
Restructuring	1.0	1.6	2.4	2.8
Litigation	—	1.4	0.5	1.4
Adjusted EBITDA	$66.2	$70.8	$195.1	$193.2

Consolidated adjusted EBITDA decreased $4.6 (6%) for the three months ended June 30, 2015, compared to the same period in 2014.  On a constant currency basis, consolidated adjusted EBITDA decreased $2.1 (3%) primarily due to an increase in loss on limited partnership investments of $0.6 and increased corporate variable compensation.

For the nine months ended June 30, 2015, consolidated adjusted EBITDA increased $1.9 (1%) compared to the same period in 2014. On a constant currency basis, consolidated adjusted EBITDA increased $8.5 (4%) driven primarily by increased volume of equipment sales and favorable mix for equipment and replacement parts and service at the Process Equipment Group and higher volume at Batesville. These increases were partially offset by a decline in income on limited partnership investments from a $2.6 gain in 2014 to $2.0 expense in 2015. There were also two one-time transactions that occurred in 2014, a $5.2 gain on the exercise of warrants to purchase common stock of Forethought Financial Group, Inc. (“Forethought”) and a $2.5 gain related to the cancellation of a service agreement at Batesville. There was also a $3.7 increase in foreign currency exchange loss in 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths.  In this section, we discuss our ability to generate and access cash to meet business needs.  We describe actual results in generating and utilizing cash by comparing the first nine months of 2015 to the same period last year.  We discuss how we see cash flow being affected for the next twelve months.  While it is not a certainty, we explain where we think the cash will come from and how we intend to use it.  Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

We believe the 12-month outlook for our business remains strong.  Although cash flow from operations in the Process Equipment Group naturally experiences substantial fluctuations driven by changes in working capital requirements at Coperion (due to the type of product and geography of customer projects in process at any point in time), we believe we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.  Our debt financing includes long-term senior unsecured notes, including the Series A Notes, and our revolving credit facility and term loan (the “Facility”) as part of our overall financing strategy.  We believe we continue to have ready access to capital markets, and we regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access additional long-term financing, we had $578.4 of maximum borrowing capacity under the Facility as of June 30, 2015, of which $444.1 of borrowing capacity is immediately available based on our leverage covenant at June 30,

2015, with additional amounts available in the event of a qualifying acquisition.  The available borrowing capacity reflects a reduction of $15.8 for outstanding letters of credit issued under the Facility.  The Company may request an increase of up to $300.0 to the total borrowing capacity under the Facility, subject to the approval of the lenders.

In the normal course of business, the Process Equipment Group provides customers with bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of June 30, 2015, we had guarantee arrangements with capacity totaling $222.1, under which $153.4 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, “LG Facility”), under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Company may request an increase to the total capacity under the LG Facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S.  The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $36.0 at June 30, 2015.  We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulations and tax law for use in domestic operations would expose us to additional taxes.

Our anticipated contribution to our pension plans in 2015 is $16.0, of which $7.5 was made during the nine months ended June 30, 2015.  We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and will make additional discretionary funding decisions based on the net impact of these factors. On April 1, 2015 we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries expect to make the lump sum payments to electing eligible participants in September 2015, funded by the existing assets in the Plan. Based upon estimated participation rates, the Company expects to record a one-time, non-cash income statement settlement charge of approximately $10-$16 pre-tax in September 2015. The actual amount of such charge will depend upon several factors, including the number of participants electing the lump sum option, trends in discount rates, and the actual return on Plan assets. The results of this offer will not impact the Company’s adjusted earnings, and the Company does not expect that the offer will have any material effect on its cash flow or balance sheet position.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2014, which will require approximately $12.6 each quarter based on our outstanding common stock at June 30, 2015.  We are currently authorized by our Board of Directors to purchase additional shares of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  We repurchased approximately 305,000 shares of our common stock for approximately $9.2 as part of that plan during the nine months ended June 30, 2015.

We believe existing cash, cash flows from operations, and the issuance of debt will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

	Nine Months Ended June 30,
	2015	2014
Cash flows (used in) provided by:
Operating activities	$75.5	$136.9
Investing activities	(20.2)	(10.5)
Financing activities	(66.2)	(108.9)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	1.5
Net cash flows	$(12.4)	$19.0

Operating Activities

Operating activities provided $75.5 of cash during the first nine months of fiscal year 2015, in contrast to providing $136.9 of cash during the first nine months of fiscal year 2014, a $61.4 unfavorable swing.  The first quarter of fiscal year 2015 consumed $41.9 of operating cash flow, while the second and third quarters of fiscal year 2015 provided a total of $117.4 of operating cash flow. The consumption of cash in the first quarter was driven in part by a litigation settlement at Batesville and increased annual incentive compensation paid during the first quarter of the fiscal year, but it was primarily driven by a significant change in working capital balances at Coperion. During the second and third quarters, however, cash flow was much stronger as working capital positions began to rebound.

During the first half of fiscal 2014, Coperion experienced a strong inflow of customer receipts on earlier stages of contracts in process. In contrast, during the first quarter of fiscal year 2015, continued progress on compounding and extrusion orders at Coperion required an increased outflow of supplier payments.  In addition, advance payments on orders recently commencing manufacturing were lower on a period over period basis.  Finally, payments on certain customer contracts were delayed due to the movement of delivery dates, causing our net working capital investment in those contracts to increase during the first quarter of fiscal year 2015.  Our net working capital investment in those contracts decreased during the second and third quarters.
Working capital requirements for Coperion may fluctuate this way due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $9.7 increase in cash used in investing activities in the first nine months of 2015 was a result of $5.5 received in 2014 related to the exercise of warrants to purchase common stock of Forethought.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the first nine months of 2015 was $66.2, including $23.9 of debt repayments, net of proceeds.  These proceeds include the issuance of $100.0 in 4.60% Series A Notes.

Cash used in financing activities in the first nine months of 2014 was $108.9 primarily due to net debt repayments.

We returned approximately $37.8 to shareholders during the first nine months of 2015 in the form of quarterly dividends.  We increased our quarterly dividend in 2015 to $0.2000 per common share from $0.1975 per common share paid during 2014.  In addition, we repurchased approximately 305,000 shares of our common stock in 2015, for a total cost of approximately $9.2, as part of an approved and publicly announced program.

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

We derived approximately 44% and 46% of our revenue from our operations outside the U.S. for the nine months ended June 30, 2015 and 2014.  This revenue was primarily generated in Europe, the Middle East, Asia, South America, and Canada. In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

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

As of June 30, 2015, approximately 40% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

8.  Volatility in our investment portfolio could adversely impact our operating results and financial condition.

Hillenbrand has certain investments that were transferred to us by our former parent company with an aggregate carrying value of $8.4 as of June 30, 2015.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

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

As of June 30, 2015, our outstanding debt was $530.3.  This level of debt and additional debt we may incur in the future could have important consequences to our businesses.  For example:

•	We may be more vulnerable to general adverse economic and industry conditions because we have lower borrowing capacity.

•
We may be required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and acquisitions.

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

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended June 30, 2015.

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

HILLENBRAND, INC.

Date: August 5, 2015	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: August 5, 2015		/s/ Theodore S. Haddad, Jr.
Theodore S. Haddad, Jr.
Vice President and Treasurer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
Exhibit 3.2
Articles of Correction of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed August 12, 2008)

Exhibit 3.3
Articles of Amendment of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective February 27, 2015 (Incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-Q filed May 11, 2015)

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