Form 10-K
period 2015-09-30
Hillenbrand, Inc.
filed 2015-11-18
CIK 1417398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2015 was $1,903,119,942.  As of November 11, 2015, 62,844,235 shares of common stock were outstanding.

Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. These will be filed no later than January 13, 2016.

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

Item 1.        Business

In this section of the Form 10-K, we provide you a general overview of the Company, including a high-level review of our reportable segments and how we operate. We then present our reportable segments in greater detail, including the products we manufacture and sell, how those products are distributed and to whom, with whom we compete, the key inputs to production, and an explanation of our business strategies.  We also provide you information on any key patents, trademarks, and regulatory matters important to our business.  Finally, we provide you a brief background on our executive officers so that you can understand their experience and qualifications.

Further quantitative information about the business, by segment and geography, is set forth in Note 14 to our financial statements included in Part II, Item 8, of this Form 10-K.

GENERAL

Hillenbrand (www.Hillenbrand.com) is a global diversified industrial company with multiple market-leading brands that serve a wide variety of industries across the globe. We pursue profitable growth and robust cash generation in order to drive increased value for our shareholders. Hillenbrand’s portfolio is composed of two business segments: the Process Equipment Group and Batesville®. The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world. Batesville is a recognized leader in the North American death care industry. Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries unless context otherwise requires.

Although Hillenbrand has been a public company for more than seven years, the businesses owned by Hillenbrand have been in operation for decades.

Between 2010 and 2014, Hillenbrand completed three major acquisitions of companies that formed the base of our Process Equipment Group:  K-Tron International, Inc. (“K-Tron”) in April 2010, Rotex Global, LLC (“Rotex”) in August 2011, and Coperion Capital GmbH (“Coperion”) in December 2012.

TerraSource Global was organized in July 2012 from three brands, Gundlach Equipment Corporation, Jeffrey Rader Corporation, and Pennsylvania Crusher Corporation, each acquired as part of the K-Tron acquisition. The remaining K-Tron brands merged with Coperion during 2013.

On October 2, 2015, Abel Pumps LP, Abel GmbH & Co. KG, and certain of their affiliates (collectively “Abel”) were acquired and will be included in our Process Equipment Group in future reporting periods.

See Note 3 to our financial statements included in Part II, Item 8 of this Form 10-K for more information on the Coperion acquisition. See Note 3 and Note 18 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our acquisition of Abel.

Business Segments

Process Equipment Group

The Process Equipment Group is a leading global provider of compounding, extrusion, and material handling; size reduction; screening and separating; and flow control products and services for a wide variety of manufacturing and other industrial processes.

We believe the Process Equipment Group has attractive fundamentals including:

•	Balanced geographic diversification;

•	Historically stable revenue and attractive margins from parts and service business;

•	Highly diversified customer base with a strong history of long-term relationships with blue-chip customers; and

•	Proven products with substantial brand value and recognition, combined with industry-leading applications and engineering expertise.

Batesville

Batesville is a leader in the North American death care industry through the manufacture and sale of funeral service products, including burial caskets, cremation caskets, containers and urns, selection room display fixtures, other personalization and memorialization products, and web-based applications.

We believe Batesville has attractive fundamentals including:

•	Historically predictable strong cash flow and attractive margins;

•	Historically high return on invested capital; and

•	Substantial brand value and recognition, combined with quality service and a strong customer base.

How We Operate

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our people through deployment of the Hillenbrand Operating Model (HOM). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and leader’s mindset; uses our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company.

REPORTABLE SEGMENTS

Process Equipment Group

The Process Equipment Group designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries, including plastics, processed food, chemicals, fertilizers, industrial minerals, mining, energy, wastewater treatment, and forest products.  The Process Equipment Group uses its strong applications and process engineering expertise to solve problems for customers.  Its highly engineered capital equipment and systems offerings require after-market service and/or parts replacement, providing an opportunity for ongoing revenue at attractive margins.

Process Equipment Group:  Products and Services

The Process Equipment Group product portfolio has grown through a series of acquisitions over the past five years and now includes products and services for compounding, extrusion, and material handling; size reduction; screening and separating; and flow control.  Each business within the Process Equipment Group is supported by replacement parts and services that represent approximately 35% of the group’s total revenue.  Products are offered under brand names that are recognized among the leaders in their respective categories.

•	Compounding, Extrusion, and Material Handling Equipment

•
Twin screw compounding and extrusion machines range from small laboratory compounding machines to high performance, high throughput extrusion systems. Small and mid-sized compounders are used by customers in engineering plastics, masterbatch, PVC, and other applications for the plastics, food, chemical, and pharmaceutical industries.  These products are sold under the Coperion® brand.

•	Extrusion systems are sold to customers in the polyolefin industry for base resin production. The extrusion products are sold under the Coperion® brand.

•
Material handling equipment includes pneumatic conveying equipment for difficult-to-move materials; high-precision feeders that can operate at both very high and very low fill rates; blenders for pellets and powders; and rotary valves, diverter valves, and slide-gate valves used for feeding, dosing, discharge, and distribution during pneumatic conveying.  The proprietary equipment is highly engineered and designed to solve the needs of customers.  Material handling equipment is sold to a variety of industries, including plastics, processed food, chemicals, and industrial minerals.  These products are sold under the Coperion® and Coperion K-Tron™ brands.

•
Compounding, extrusion, and material handling equipment can be sold as a complete system, where strong application and process engineering expertise is used to create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale manufacturing lines and turnkey systems.  Larger system sales are generally fulfilled over 12 to 18 months.  A certain amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margin percentages tend to be lower on these large system sales when compared to the rest of the business.  Nevertheless, Hillenbrand believes that selling these complete systems provides a competitive advantage and increases margin dollars.

•	Size Reduction Equipment

•
Size reduction equipment is used to reduce the size of friable materials.  Pennsylvania CrusherTM and Gundlach® products are used to crush materials in the power generation, mining, quarrying, glass making, salt processing, and fertilizer manufacturing industries.  Jeffrey Rader® products are used in industries including forest products, pulp and paper, biomass power and energy generation, and plastics/base resin manufacturing. Jeffrey Rader also designs and provides complete material handling and pneumatic or mechanical conveying systems to meet product specifications, including boiler feed, resource recovery, rail and truck loading/unloading, and recycling systems.

•	Screening and Separating Equipment

•
Screening and separating equipment sorts dry, granular products based on the size of the particles being processed.  This equipment is sold under the Rotex® brand to customers in a variety of industries including proppants, fertilizers, chemicals, agricultural goods, plastics, and food processing.  The equipment uses a unique patented technology based on a specific gyratory-reciprocating motion that provides an optimal material distribution on the screens, gentle handling of particles, and accurate separations.

•	Flow Control Solutions

•
Flow control solutions transfer abrasive or corrosive fluids and fluids with a high sludge or solids content for mission critical applications. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets. This equipment uses piston and piston diaphragm pump technology that lends itself to less wear and tear over time compared to other pumping technologies.

•	Replacement Parts and Service

•
Replacement parts and service are a major component of the Process Equipment Group business.  Service engineers and technicians are located around the globe to better respond to customers’ machines and systems service needs.  The parts and service division offers customers service consulting, training, maintenance and repairs, wear and spare parts, and modernization.  These services are a key component of each business within the Process Equipment Group.

Process Equipment Group:  Sales, Distribution, and Operations

The Process Equipment Group sells equipment and systems throughout the world using a combination of direct sales and a global network of independent sales representatives and distributors.  A part of the Process Equipment Group’s sales, especially in North America, is made through independent sales representatives who are compensated by commission.  In situations where a representative purchases equipment and resells it as a distributor, the product is sold at a price net of commission, depending on the type of product sold.

Equipment and systems orders are often for unique, engineered-to-order items.  Therefore, the Process Equipment Group does not typically maintain significant amounts of raw material and component stock inventory on hand at any one time, except to cover replacement part orders.  Products are either assembled and tested at Process Equipment Group facilities and then shipped to a customer or are assembled at the customer’s desired location.

We expect that future revenue associated with the Process Equipment Group will be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size of order, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than United States (“U.S.”) dollars.

Process Equipment Group:  Customers

The Process Equipment Group has customers in a wide range of industries, including plastics, processed food, chemicals, fertilizers, industrial minerals, mining, energy, wastewater treatment, and forest products.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one customer accounted for more than 10% of Hillenbrand’s consolidated revenue during 2015.  For large or customized orders, customers generally pay a deposit and make progress payments in advance of delivery.  Often, long-term relationships are established with these customers.

The Process Equipment Group’s sales are diversified by end markets, and further diversification of these end markets is an important element of its strategy.  Currently, projects in the plastics industry represent greater than half of the Process Equipment Group’s sales; however, this ratio is expected to gradually decrease due to initiatives to expand into markets such as processed food, wastewater treatment, and fertilizer.  Geographically, approximately three quarters of the revenue in the Process Equipment Group comes from the Americas and Europe, the Middle East, and Africa (EMEA); with the remaining quarter coming from Asia.

We believe that long-term growth for this segment is driven by megatrends such as a rapidly growing middle class in China and India and a growing global population, resulting in rising demand for products sold in many of the end markets the Process Equipment Group serves.  While overall demand for these products is expected to increase over the long run, we expect short-term periodic fluctuations in demand from time-to-time.

Process Equipment Group:  Competition

We believe the Process Equipment Group holds leading positions in key industries because of design and quality of products, extensive application and process engineering expertise, product support services, brand name recognition, and commitment to serving the needs of customers.

The Process Equipment Group brands face strong competition in the markets where they compete.  Competitors range in size from small, privately-held companies serving narrow market segments or geographical areas to larger, well-known global companies serving national and international markets with multiple product lines.  We believe its diversification into multiple industries and markets, its base of replacement parts business, and its strong worldwide network of suppliers and dealers will allow the Process Equipment Group to maintain leading market positions even during economic downturns.

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

Process Equipment Group:  Strategy

Leadership of the Process Equipment Group is focused on three strategic initiatives to drive growth:

•	Profitably grow top-line revenue

•	Penetrate growing end markets such as processed food, fertilizers, wastewater treatment, and minerals by developing new products and leveraging application and systems expertise.

•
Establish scope and scale to accelerate global growth by improving access to underpenetrated geographies such as Brazil, Russia, India, and China; and leverage our existing global footprint to enable easier access to emerging markets.

•	Continue to grow through acquisitions

•
Build platforms based on highly engineered products and systems for diverse niche markets where we can leverage the HOM to generate high and sustainable profit margins with a relatively low physical asset base.

•	Utilize the HOM principles and tools to grow revenue and increase profit

•	Use the HOM to strengthen the core of our businesses and pursue growth in our most promising opportunities.

•
Continue to implement the HOM principles and techniques in sales, order management, engineering, procurement, and manufacturing to reduce lead times, improve quality and on-time delivery, and drive down costs.

Batesville

Batesville® is a recognized leader in the North American death care industry, where it has been designing, manufacturing, distributing, and selling funeral service products and solutions to licensed funeral directors operating licensed funeral homes for more than 100 years.  Batesville-branded products include: burial caskets; cremation caskets and urns; selection room display fixturing for funeral homes; personalization and memorialization products and services; and web-based applications that include funeral planning, website products, and back office software for licensed funeral homes.  Batesville also develops and markets comprehensive operational management software solutions for cemeteries.

Batesville:  Products and Services

As the needs of funeral professionals and consumers have evolved, Batesville has expanded its offerings with new products, value-added services, and leading partnerships.  Today, Batesville provides products and services to customers under four primary solutions platforms: (1) Burial Solutions, which accounts for the majority of Batesville’s revenue, (2) Cremation Options®, (3) Memorial Solutions, and (4) Technology Solutions.  Each platform is underpinned by expert profitability solutions designed to help funeral professionals optimize their business.

•	Burial Solutions

•
As the leading casket manufacturer in North America, Batesville is recognized for innovation in materials, design, and proprietary features.  Batesville has been at the forefront of casket innovation over the past 60 years - from the first mass-produced gasketed casket to the introduction of Dimensions® oversized caskets to casket personalization features such as dual overlay interiors, LifeStories® medallions, and LifeView® panels.  Batesville brand metal caskets are welded and utilize rubber gaskets and a locking bar mechanism.  Batesville’s gasketed caskets are made of carbon steel, stainless steel, copper, and bronze.  Batesville premium steel caskets also employ an anode bar to provide cathodic protection from rust and corrosion, a feature found only on Batesville-produced caskets.  Batesville also produces and markets an expanding selection of non-gasketed steel products.

Batesville solid and veneer hardwood caskets are made from a variety of woods, which are offered in nine different species.  Batesville veneer caskets are manufactured using a proprietary process for veneering that allows for rounded covers and a furniture-grade finished appearance.  Batesville also manufactures Marsellus® premium solid wood caskets, as well as cloth-covered and all-wood construction caskets, which are also suitable for green burials.

•	Cremation Options®

•
The Cremation Options® business is focused on helping funeral professionals capitalize on the growing consumer trend to select cremation.  In addition to a broad line of cremation caskets, containers, and urns, Options offers training, merchandising, packaging support, and a complete line of marketing support materials to educate funeral directors and consumers on product and service options.  Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard.  Batesville’s memorial urns are made from a variety of materials including bronze, wood, acrylic, cloisonné, brass, and marble.  Batesville also offers a broad selection of biodegradable and scattering urns.

•	Memorial Solutions

•
Batesville’s commitment to helping families honor the lives of those they love® is reflected in its growing collection of Memorial Solutions products that are designed to enhance the funeral experience and deliver value to families long after the service is over.  This collection includes both Memorial Products, which are items that families keep after the service to help them heal and remember, and Product Personalization offerings, which are features that enable families to customize select products to tell the unique story of their loved one during the service.  Many of these solutions are proprietary to Batesville and include durable goods such as remembrance jewelry, LifeSymbols® corners, LifeStories® display medallions and tribute panels, product engraving, and cremation keepsakes, in addition to soft lines such as FTD® flowers and video tributes.

•	Technology Solutions

•
The technology solutions business is a trusted provider of technology in the death care industry and is the leading partner to approximately 5,000 funeral homes and cemeteries across North America.  Batesville offers a suite of integrated, easy-to-use technology products and services, including Weblink® websites (both standard and customized), business management software, and funeral arrangement planning software solutions.  All of these technology products are designed to support customers by:  (1) creating marketing and revenue opportunities, (2) making processes easier and more efficient, and (3) enhancing relationships between funeral professionals and the families they serve.

Batesville has exclusive agreements with leading brands such as:  Legacy.com®, an online obituary network provider; and FTD®, a national provider of sympathy flowers and gifts that can be ordered directly from the funeral home’s website.  Customers benefit from these brands through increased web consumer traffic through the Legacy network and having trusted providers of sympathy products right on their websites.

Batesville:  Sales, Distribution, and Operations

Batesville offers several marketing and merchandising programs to funeral professionals.  Batesville-branded caskets are marketed by a direct sales force only to licensed funeral professionals operating licensed funeral establishments throughout the U.S., Puerto Rico, Canada, Mexico, the United Kingdom, and Australia.  Batesville also markets its products to select independent distribution facilities as well as full-service funeral establishments offering funeral products in conformance with state law in states that do not have specific licensing requirements.

Batesville has sales contracts in place with certain national death care service providers and also serves more than 12,000 independent, privately owned funeral homes across North America.  None of Batesville’s customers accounted for more than 10% of Hillenbrand’s consolidated revenue during 2015.

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

Demand for the products and services Batesville produces is partially impacted by a few key external factors: U.S. and Canadian population demographics, the number of deaths, and the rate at which consumers select cremation.  While these factors have recently resulted in a stable, flat-to-slightly-declining burial volume trend, periodic fluctuations can impact demand and revenue.  While we anticipate this trend will remain relatively consistent, the anticipated future increase in the number of deaths due to the aging post-World War II baby boom generation could lead to higher burial volume. However, a continued shift in consumer preference toward cremation could prevent us from significantly benefiting from any higher burial volume. As a percentage of total deaths, the cremation rate in 2015 was approximately 47% in the U.S. and 67% in Canada.  Another important factor impacting death care industry revenue is the gradual increase in consumer preferences for lower price caskets.

Batesville:  Competition

Batesville is a recognized leader in the sale of death care products in North America.  Competition in this industry is based on product quality, service, price, delivery, design features and personalization.  Batesville competes with several national and regional casket manufacturers, as well as more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments.  Some non-traditional death care providers, such as large discount retail stores, casket stores, and internet casket retailers also sell caskets directly to consumers.  The industry has seen a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  However, for the past several years, sales from these non-traditional and foreign providers have remained relatively stable and collectively represent less than 5% of total casket sales in North America.

The effect of declining casket demand continues to put added economic pressures on casket manufacturers and distributors as they seek to maintain volume.  Existing domestic over-capacity and commodity price increases further impact these pressures, resulting in higher per unit costs.

Batesville:  Raw Materials

Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, plastic and zinc in the manufacture of its caskets.  Although most of these raw materials are generally available from several sources, some are currently procured from a single source.

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

Batesville:  Strategy

While we believe there are opportunities to generate additional revenue within a wider range of death care products and services, sustaining volume in the burial casket space continues to be a top priority.  Batesville’s leadership team is focused on two strategic initiatives to sustain burial volume:

•	Grow our leadership position in the death care industry

•	Focus on building and delivering value propositions that align with the needs of key customer segments to continue helping families honor the lives of those they love®.

•	Utilize the Hillenbrand Operating Model principles and tools to maintain an optimal cost structure to support growth

•	Continually improve processes that are more consistent, efficient, and clearly yield industry leading quality products and services that our customers value.

HILLENBRAND PATENTS AND TRADEMARKS

We own a number of patents on our products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.  We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion®, Coperion K-Tron™, TerraSource Global®, Pennsylvania Crusher®, Gundlach®, Jeffrey Rader®, K-Tron®, Rotex®, and ABEL® Pump Technology are of material significance to the Process Equipment Group.  We believe the trademark Batesville® is of material significance to our Batesville segment.

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

HILLENBRAND REGULATORY MATTERS

Both the Process Equipment Group and Batesville are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes.  We are committed to operating all our businesses in a manner that protects the environment and makes us good corporate citizens in the communities in which we operate.  In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts.  From time-to-time we provide for reserves in our financial statements for environmental matters.  We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues.  Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost for the onsite remediation activities in which we are currently involved to have a material adverse effect on our capital expenditures, earnings, or competitive position.  Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future.  The cost or need for any such additional expenditure is not known.

HILLENBRAND FOREIGN OPERATIONS AND EXPORT SALES

Quantitative information about foreign operations is set forth in tables relating to geographic information in Note 14 to our financial statements included in Part II, Item 8, of this Form 10-K.  For a discussion of risks related to our non-US operations and foreign currency exchange, refer to Part I, Item 1A. Risk Factors, of this Form 10-K.

HILLENBRAND EMPLOYEES

At September 30, 2015, we had approximately 6,000 employees worldwide.  Approximately 3,300 employees were located within the U.S. and 2,700 employees were located outside of the U.S., primarily throughout Europe and China.  Approximately 2,400 employees in North America and Europe work under collective bargaining agreements.  Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions representing those employees.  As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 12, 2015.

Joe A. Raver, 49, has served as a director and as President and Chief Executive Officer of the Company since September 2013. He also has served as President of the Company’s Process Equipment Group since March 2011. Prior to that, he was President of Batesville Casket Company beginning in June 2008.  He also previously served as Vice President and General Manager of the respiratory care division of Hill-Rom Holdings, a leading global provider of medical equipment and services and the Company’s former parent. Prior to that, Mr. Raver spent 10 years in a variety of leadership positions at Batesville Casket Company and Hill-Rom.

Kristina A. Cerniglia, 49, was elected Senior Vice President, Chief Financial Officer effective August 2014. Ms. Cerniglia has more than 25 years of industrial experience. Before assuming the role as Hillenbrand’s Chief Financial Officer, she spent 17 years serving in a variety of leadership roles, most recently as Vice President and Corporate Controller (2010-2014), at Stanley Black & Decker, a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems. Prior to that, she spent nine years of her career at United Technologies Corporation in various financial roles.

Diane R. Bohman, 45, was elected Senior Vice President, Chief Administrative Officer effective May 2014. Ms. Bohman previously served as the Company’s Senior Vice President, Integration, since December 2012, and prior to that was the Company’s Vice President, Corporate Strategy from June 2011. From November 2013 to May 2014, Ms. Bohman served as the interim Chief Financial Officer for Coperion. From 2005 to 2011, Ms. Bohman served various roles at Batesville, including Vice President, Logistics; Vice President and Chief Financial Officer; and Vice President, Strategy.  Prior to joining Batesville, Ms. Bohman worked for seven years at the Company’s former parent, Hill-Rom Holdings, holding a broad array of positions in the finance organization. She began her career in the business assurance practice of Coopers & Lybrand, LLC. Ms. Bohman is a Certified Public Accountant.

William A. Canady, 49, was elected Senior Vice President, Corporate Strategy and Industrial Products, effective November 2013. Prior to joining Hillenbrand, Mr. Canady worked at IDEX Corporation, a global fluidics leader serving high growth specialized markets from 2007 until 2013. Most recently, he served as the Vice President, Strategy and Aftermarket for the IDEX Fluid and Metering Technologies Group. Prior to that, he held senior leadership roles within global diversified industrial companies Crane Co, Generac Power Systems and Invensys Plc.

Scott P. George, 61, was elected Senior Vice President, Corporate Development effective January 2012. Mr. George has more than 30 years of investment banking experience advising on more than 250 transactions. Prior to joining Hillenbrand, he served as managing director and head of the Illinois practice for investment bank P&M Corporate Finance, LLC in Chicago from 2008 until 2012. Prior to that, he held a similar position at Morgan Joseph & Co. Mr. George’s experience also includes merger and acquisition advisory roles at Ernst & Young Corporate Finance, Salomon Brothers Inc., Morgan Stanley & Co. and Bankers Trust Co.

Kimberly K. Ryan, 48, has served as the President of Coperion GmbH since June 2015. Ms. Ryan has also been a Senior Vice President of Hillenbrand since April 2011. Prior to being appointed President of Coperion, Ms. Ryan served as President of Batesville effective April 2011. Prior to joining Hillenbrand, from 2006 until 2011 Ms. Ryan served as Senior Vice President, North America, Post-Acute Care of the Company’s former parent, Hill-Rom Holdings. Prior to that, she held various senior and leadership roles at Hill-Rom and its subsidiaries, including leading its Turnaround Program, Shared Services, and Information Technology from 2005-2007, and from 2000 to 2005 serving in roles including Vice President, Shared Services; Vice President, Batesville Business Information Systems; and Director, Enterprise Systems. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, planning, operations, logistics, and information technology.

Christopher H. Trainor, 45, has served as the President of Batesville Casket Company since April 2015, after having served as its Senior Vice President, CFO and Chief Administrative Officer. Mr. Trainor joined Batesville in 2010 as Vice President and Chief Financial Officer and was later assigned additional responsibilities for oversight of Human Resources and Information Technology. Prior to joining Batesville, Mr. Trainor spent 17 years with Kraft Foods where he held a variety of finance roles in both the United States and United Kingdom.

Nicholas R. Farrell, 36, was elected Vice President, General Counsel and Secretary effective October 1, 2015. Prior to that, Mr. Farrell was Vice President, Associate General Counsel and Assistant Secretary beginning in October 2014. Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel. Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Sanders.

Eric M. Teegarden, 38, was elected Vice President, Controller and Chief Accounting Officer effective July 2015.  Prior to joining the Company, Mr. Teegarden spent nearly eight years in controller roles of increasing responsibility within General Electric Company (GE), serving in a wide range of GE manufacturing businesses, from appliances to lighting to jet engines. Prior to GE, he served in reporting and accounting roles in two smaller, publicly-traded manufacturing companies. Mr. Teegarden spent the first three years of his career, beginning in 2000, in public accounting for both Arthur Andersen and Deloitte & Touche where his focus was on energy companies. Mr. Teegarden is a Certified Public Accountant.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

Our website is www.hillenbrand.com.  We make available on this website, free of charge, access to press releases, conference calls, our annual and quarterly reports, and other documents filed with or furnished to the Securities and Exchange Commission (SEC) as soon as these reports are filed or furnished.  We also make available through this website position specifications for the Chairperson and each of the members of the Board of Directors, as well as for committee chairpersons; our Code of Ethical Business Conduct and Global Anti-Corruption Policy; the Corporate Governance Standards of our Board of Directors; and the charters of each of the standing committees of the Board of Directors.  All of these documents are also available to shareholders in print upon request.

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

Risk Related to Hillenbrand

1.A key component of our growth strategy is making significant acquisitions, some of which may be outside the industries in which we currently operate.  We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions.  If an acquisition were to perform unfavorably, it could have an adverse impact on our value.

All acquisitions involve inherent uncertainties, which may include, among other things, our ability to:

•	successfully identify the most suitable targets for acquisition;

•	negotiate reasonable terms;

•	properly perform due diligence and determine all the significant risks associated with a particular acquisition;

•	successfully transition the acquired company into our business and achieve the desired performance;

•	avoid diversion of Company management’s attention from other important business activities; and

•	where applicable, implement restructuring activities without an adverse impact to business operations.

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

We may not achieve the intended benefits of the acquisition and our business could be materially impacted.  Under such circumstances, management could be required to spend significant amounts of time and resources in the transition of the acquired business.  In addition, any benefits we anticipate from application of the HOM may not be fully realized.

If we acquire a company that operates in an industry that is different from the ones in which we currently operate, our lack of experience with that company’s industry could have a material adverse impact on our ability to manage that business and realize the benefits of that acquisition.

2.Global market and economic conditions, including those related to the financial markets, could have a material adverse effect on our operating results, financial condition, and liquidity.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  Although we have seen stability or growth in some geographies since the global economic turmoil that began in 2008, we cannot assure you that these improvements will be sustainable or predict when the next recession will occur.  In addition, continuing uncertainties in the eurozone and more recent uncertainties in China may depress demand in these areas and create additional risk to our financial results.

Instability in the global economy and financial markets can adversely affect our business in several ways, including limiting our customers’ ability to obtain sufficient credit or pay for our products within the terms of sale.  Competition could further intensify among the manufacturers and distributors with whom we compete for volume and market share, resulting in lower net revenue due to steeper discounts and product mix-down.  In particular, if certain key or sole suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies.

Substantial losses in the equity markets could have an adverse effect on the assets of the Company’s pension plans.  Volatility of interest rates and negative equity returns could require greater contributions to the defined benefit plans in the future.

3.International economic, political, legal, and business factors could negatively affect our operating results, cash flows, financial condition, and growth.

We derived approximately 43%, 48%, and 43% of our revenue from our operations outside the U.S. for the years ended September 30, 2015, 2014, and 2013.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

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

4.We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these individuals.

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

5.We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our results of operations and financial condition.

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  The Company’s predominant exposures are in European, Swiss, and Asian currencies, including the Chinese Renminbi. In preparing financial statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. Although we address currency risk management through regular operating and financing activities, and through the use of derivative financial instruments, those actions may not prove to be fully effective.

6.Increased prices for, or unavailability of, raw materials used in our products could adversely affect profitability.

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

We cannot guarantee that the prices we are paying for raw materials today will continue in the future or that the marketplace will continue to support current prices for our products or that such prices can be adjusted to fully offset raw material price increases in the future.  Any increases in prices resulting from a tightening supply of these or other commodities could adversely affect our profitability.  We do not engage in hedging transactions for raw material purchases, but we do enter into some fixed-price supply contracts.

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

7.The Company could face labor disruptions that would interfere with operations.

As of September 30, 2015, approximately 40% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

8.Volatility in our investment portfolio could adversely impact our operating results and financial condition.

Hillenbrand has certain investments that were transferred to us by our former parent company with an aggregate carrying value of $8.3 as of September 30, 2015.  Volatility in our investment portfolio impacts earnings.  These investments could be adversely affected by general economic conditions, changes in interest rates, equity market volatility, and other factors, resulting in an adverse impact on our operating results and financial condition.

9.We are involved from time to time in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty, but could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies.  For a more detailed discussion of claims, see Note 11 to our financial statements included in Part II, Item 8, of this Form 10-K.

10. We have a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.

As of September 30, 2015, our outstanding debt was $528.1.  This level of debt and additional debt we may incur in the future could have important consequences to our businesses.  For example:

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

11. The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure.

The Company relies heavily on computer systems to manage and operate its businesses and record and process transactions. Computer systems are important to production planning, customer service, and order management, as well as other critical processes.

Despite efforts to prevent such situations and the existence of established risk management practices that partially mitigate these risks, the Company’s systems may be affected by damage or interruption from, among other causes, power outages, system failures, or computer viruses. Computer hardware and storage equipment that is integral to efficient operations, such as email, telephone and other functionality, is concentrated in certain physical locations in the various geographies in which the Company operates.

In addition, security threats and sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems, networks, and services, as well as the confidentiality and integrity of the Company’s data. If the Company suffers a loss or disclosure of business or stakeholder information due to security breaches, and if business continuity plans do not effectively address these issues on a timely basis, the Company may suffer interruption in its ability to manage operations, as well as reputational, competitive, or business harm, which may adversely impact the Company’s business, financial condition, and results of operations.

12. The effective tax rate of the Company may be negatively impacted by economic downturns as well as future changes to tax laws in global jurisdictions in which we operate.

We are subject to income taxes in the United States and various other global jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $144.4 at September 30, 2015 and 2014. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

In addition, changes in tax laws or tax rulings could have a material impact on our effective tax rate. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Additionally, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that could increase our tax obligations in many countries where we do business. Any changes in the taxation of our activities in such jurisdictions may result in a material increase in our effective tax rate.

13. Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

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

Indiana law also imposes some restrictions on mergers and other business combinations between the Company and any holder of 10% or more of our outstanding common stock.

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

 Risk Related to the Process Equipment Group

1.A significant portion of our investments in the Process Equipment Group includes goodwill and intangible assets that are subject to periodic impairment evaluations.  An impairment loss on these assets could have a material adverse impact on our financial condition and results of operations.

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

2.The Process Equipment Group operates in cyclical industries.

As an industrial capital goods supplier, the Process Equipment Group serves industries that are cyclical.  During periods of economic expansion, when capital spending normally increases, the Process Equipment Group generally benefits from greater demand for its products.  During periods of economic contraction, when capital spending normally decreases, the Process Equipment Group generally is adversely affected by declining demand for new equipment orders, and it may be subject to uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will be sustainable, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

3.The Process Equipment Group derives significant revenues from the plastics industry.  Any decrease in demand for plastics could have a material adverse effect on our business, financial condition, and results of operations.

The Process Equipment Group sells extruders and compounding systems to the plastics industry.  A significant portion of its sales are tied to the consumption of plastic products.  The demand for plastics is dependent upon the consumer’s choice.  As a result, any downturn in or disruption to the plastics industry, or decrease in the demand for plastics, could have a material adverse effect on our business, financial condition, and results of operations.

4.The Process Equipment Group derives significant revenues from the energy industry.  Any decrease in demand for electricity, oil, natural gas, or coal, or an increase in regulation of the energy industry, could have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of the Process Equipment Group’s sales are tied to the consumption of oil, natural gas, and coal.  The demand for oil, natural gas, and coal is dependent upon, among other things, the availability and cost of alternative sources of energy, such as solar, wind, or nuclear power.  Additionally, the cost of compliance with federal, state, and local laws and regulations on the energy industry may impact the demand for our products.  As a result, any downturn in or disruption to the oil, natural gas, or coal industries or decrease in the demand for electricity, could have a material adverse effect on our business, financial condition, and results of operations.

Risk Related to Batesville

1.Continued fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the sales volume of our burial caskets.

The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.  However, we do anticipate a modest increase in deaths every year driven by the aging U.S. population.

Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s and are expected to continue to increase for the foreseeable future.  The increase in the number of cremations in the U.S. has resulted in a contraction in the demand for burial caskets.  This has been a contributing factor to lower burial casket sales volumes for Batesville in recent years.  We expect these trends will continue in the foreseeable future and will likely continue to negatively impact burial casket volumes.

Finally, the number of deaths can vary over short periods of time and among different geographical areas, due to a variety of factors, including the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza.  Such variations could cause the sale of burial caskets to fluctuate from quarter to quarter and year to year, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

2.Batesville’s business is dependent on several major contracts with large national funeral providers. The relationships with these customers pose several risks.

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

3.Batesville is facing competition from a number of non-traditional sources and from caskets manufactured abroad and imported into North America.

Non-traditional death care product providers, such as large discount retail stores, casket stores, and internet casket retailers could present more of a competitive threat to Batesville and its sales channel than is currently anticipated.  In addition, a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  For the past several years, sales from these non-traditional and foreign providers have remained relatively stable and represent a small percentage of total casket sales in North America, collectively less than 5%.  It is not possible to quantify the financial impact that these competitors will have on Batesville in the future.  These competitors and any new entrants into the funeral products business may drive pricing and other competitive actions in an industry that already has nearly twice the necessary domestic production capacity.  Such competitive developments could have a negative impact on our results of operations and cash flows.

Item 1B.    UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we own.  At September 30, 2015, the Process Equipment Group operated 17 significant manufacturing facilities located in the U.S. (New Jersey, Kansas, Ohio, Illinois, and Virginia), Germany, Switzerland, China, India, and the United Kingdom.  Seven of these facilities are owned and 10 are leased.  The Process Equipment Group also leases or owns a number of other sales offices in Europe, Asia, Canada, and South America.

At September 30, 2015, Batesville operated five significant manufacturing facilities located in Indiana, Tennessee, Mississippi, and Mexico.  Four of these facilities are owned and one is leased.  Batesville also leases or owns a number of other warehouse distribution centers, service centers, and sales offices in the U.S., United Kingdom, Mexico, Canada, and Australia.

Facilities often serve multiple purposes, such as administration, sales, manufacturing, testing, warehousing, and distribution.  We believe our current facilities will provide adequate capacity to meet expected demand for the next several years.

Item 3.        LEGAL PROCEEDINGS

We are involved from time to time in claims, lawsuits, and government proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  We are also subject to other claims and potential claims, including those relating to product and general liability, workers’ compensation, auto liability, and employment-related matters.  The ultimate outcome of claims, lawsuits, and proceedings cannot be predicted with certainty.  We carry various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us.  It is difficult to measure the actual loss that might be incurred related to litigation, and the ultimate outcome of these claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows.

For more information on various legal proceedings, see Note 11 to our financial statements included in Part II, Item 8, of this Form 10-K.  That information is incorporated into this Item by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
AND ISSUER PURCHASES OF EQUITY SECURITIES

Hillenbrand common stock is traded on the New York Stock Exchange under the ticker symbol “HI.”  The following table reflects the quarterly range of high and low closing sales prices of our common stock for 2015 and 2014.

	2015		2014
	High	Low	High	Low
First quarter	$34.71	$29.28	$29.47	$27.04
Second quarter	$34.01	$29.53	$32.43	$26.13
Third quarter	$32.33	$28.79	$32.72	$29.15
Fourth quarter	$30.53	$25.28	$33.68	$29.43

As of November 11, 2015, we had approximately 2,200 shareholders of record.

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

	2015	2014	2013
First quarter	$0.2000	$0.1975	$0.1950
Second quarter	$0.2000	$0.1975	$0.1950
Third quarter	$0.2000	$0.1975	$0.1950
Fourth quarter	$0.2000	$0.1975	$0.1950

Share Repurchases

The following table summarizes repurchases of common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

July	—	$—	—	$51.8
August	—	$—	—	$51.8
September	76,910	$25.99	76,910	$49.7
Total	76,910	$25.99	76,910	$49.7

On July 24, 2008, our Board of Directors approved the repurchase of $100.0 of our common stock.  The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2015, we had repurchased approximately 2,100,000 shares for approximately $50.3 in the aggregate. Such shares were classified as treasury stock.  We repurchased approximately 381,000 shares of our common stock during 2015, for a total cost of approximately $11.2.  At September 30, 2015, we had approximately $49.7 remaining for share repurchases under the existing Board authorization.

Item 6.        SELECTED FINANCIAL DATA

 (in millions, except per share data):

	2015	2014	2013 (a)	2012	2011
Net revenue	$1,596.8	$1,667.2	$1,553.4	$983.2	$883.4
Gross profit	$570.4	$589.2	$518.7	$388.9	$369.9
Net income(1)	$111.4	$109.7	$63.4	$104.8	$106.1
Earnings per share - basic	$1.76	$1.74	$1.01	$1.68	$1.71
Earnings per share - diluted	$1.74	$1.72	$1.01	$1.68	$1.71
Cash dividends per share	$0.80	$0.79	$0.78	$0.77	$0.76
Total assets	$1,808.1	$1,918.5	$2,003.2	$1,087.5	$1,180.7
Long-term obligations	$798.1	$833.6	$961.4	$429.4	$601.4
Cash flows provided by operating activities	$105.0	$179.6	$127.2	$138.2	$189.5
Cash flows used in investing activities	$(29.5)	$(8.3)	$(441.0)	$(22.5)	$(154.5)
Cash flows provided by (used in) financing activities	$(83.2)	$(155.5)	$336.5	$(211.1)	$(22.0)
Capital expenditures	$31.0	$23.6	$29.9	$20.9	$21.9
Depreciation and amortization	$54.3	$58.4	$89.4	$40.4	$36.1

(1)  Net income attributable to Hillenbrand

(a)         Included ten months of operations related to Coperion following its acquisition on December 1, 2012.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(dollar amounts in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the year ended September 30, 2015, to the year ended September 30, 2014, and also compares our results for the year ended September 30, 2014, to the year ended September 30, 2013.  Unless otherwise stated, references to years relate to fiscal years. We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog amortization, inventory step-up, business acquisition and integration, restructuring, a pension settlement charge, and litigation.  The related income tax for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

An important non-GAAP measure that we use is adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”).  As previously discussed, a part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the HOM to spur faster and more profitable growth.  Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use Adjusted EBITDA, among other measures, to monitor our business performance.

Another important non-GAAP operational measure used is backlog.  Backlog is not a term recognized under GAAP; however it is a common measurement used in industries with extended lead times for order fulfillment (long-term contracts), like those in which our Process Equipment Group competes.  Order backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded related to the Process Equipment Group.  For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included. Backlog includes expected revenue from large systems, equipment, and replacement parts, components, and service. The length of time that projects remain in backlog can span from days for replacement parts or service to approximately 18 months for larger system sales.  Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that they are reasonably expected to be realized.  We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

We expect that future revenue associated with the Process Equipment Group will be influenced by backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Although backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter. The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

We analyze net revenue, gross profit, and operating expenses on a constant currency basis, which is a non-GAAP measure, in order to better measure the comparability of results between periods.  We calculate constant currency by translating current year results at prior year foreign exchange rates.  This information is provided because exchange rates can distort the underlying change in sales, either positively or negatively. The cost structures for Corporate and Batesville are generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose constant currency metrics in the Operations Review below where the impact is not significant.

See page 30 for reconciliations of our non-GAAP measures to the most directly comparable GAAP measures.  There is no GAAP financial measure comparable to backlog; therefore, a quantitative reconciliation of backlog is not provided.

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

A portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 29%, 25%, and 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2015, 2014, and 2013.

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

Revenue for components, most replacement parts, and service is recognized when title and risk of loss passes to the customer.

Performance-Based Stock Compensation — The vesting of a portion of our performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the performance-based stock award table in

Note 9 to our financial statements included in Part II, Item 8, of this Form 10-K.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company and its business units is evaluated quarterly, and the expense is adjusted according to the new projection if it has changed significantly.  As a result, depending on the degree to which performance criteria are achieved or our projections change, our expenses related to the performance-based stock awards may become more volatile as we approach the final performance measurement date at the end of the three years.  This increase in volatility stems from the requirement to increase or reduce compensation expense as the projection of performance changes.  Thus, any one period’s financial results could be significantly affected by the cumulative effect of the adjustment.  Preparing the projection of performance requires us to exercise significant judgment as to the expected outcome of final performance up to three years in the future.  In making the projection, we consider both actual results and probable business plans for the future.  At September 30, 2015, we have recorded cumulative compensation expense associated with unvested performance-based stock awards of approximately $7.9, which continues to be subject to periodic adjustments as the related awards approach their final performance measurement dates.

Retirement and Postretirement Plans — We sponsor retirement and postretirement benefit plans covering some of our employees.  Expense recognized for the plans is based upon actuarial valuations.  Inherent in those valuations are key assumptions including discount rates, expected returns on assets, and projected future salary rates.  The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our financial statements in the future. The discount rates used in the valuation of our defined benefit pension and postretirement benefit plans are evaluated annually based on current market conditions.  In setting the discount rate, we use a yield curve approach to discount each expected cash flow of the liability stream at an interest rate applicable to the timing of each cash flow based on corporate bond rates.  These present values are then converted into an equivalent weighted-average discount rate.  Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation-adjusted and weighted for the expected return for each component of the investment portfolio.  Our rate of assumed compensation increase for pension benefits is also based on our specific historical trends of past wage adjustments in recent years and expectations for the future.

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the weighted-average expected rate of return on pension assets and the weighted-average discount rate.  Our weighted-average expected rate of return on pension assets was 5.9%, 6.3%, and 6.4% at the end of 2015, 2014, and 2013, and the weighted-average discount rate at the end of 2015 was 3.3% for the pension plan and 3.7% for the postretirement healthcare plan.  A 50 basis-point change in the expected rate of return on domestic pension assets would change annual pension expense by $1.1.  A 50 basis-point change in the discount rate would change the annual pension expense by $2.1 and the annual postretirement healthcare plan expense by less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon rates and assumptions at September 30, 2015, we expect the aggregate expense associated with our defined benefit and postretirement plans to decrease from $32.2 in 2015 to $12.2 in 2016, primarily due to the pension settlement charge of $17.7 in 2015.  See Note 5 to our financial statements included in Part II, Item 8, of this Form 10-K, for key assumptions, details of the pension settlement charge, and other information regarding our retirement and postretirement benefit plans.

Beginning in fiscal 2016, we are changing the method we use to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans. Historically and (as previously described), we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in fiscal 2016, we have elected to use a full yield curve approach in the estimation of these components of benefit cost. Under this approach, we will apply discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g., built-in gains in interest cost in an upward sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations.

We are making this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change will not affect the measurement of our total benefit obligations as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss reported. We are accounting for this change as a change in estimate and, accordingly, are accounting for it prospectively starting in fiscal 2016. The weighted average discount rates that we are using to measure service cost and interest cost during fiscal 2016 are 3.0% and 3.2%, respectively, for the pension plan and 4.1% and 2.7%, respectively, for the postretirement healthcare plan. The weighted average discount rate that we measured at September 30, 2015 and would have used for service and interest cost under our prior estimation technique was 4.1% for the pension plan and 3.7% for the postretirement healthcare plan. The reductions in service cost and interest cost for 2016 associated with this change are estimated to be $0.4 and $2.8, respectively.

Uncertain Income Tax Positions — In assessing the need for reserves for uncertain tax positions, we make judgments regarding the technical merit of a tax position and, when necessary, an estimate of the settlement amount based upon the probability of the outcome.  At September 30, 2015, we had reserves of $7.8 established for uncertain tax positions based upon our estimates.  Our ability to make and update these estimates is limited to the information we have at any given point in time.  This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others.  As information available to us evolves, we update our reserves quarterly.  These updates can result in volatility to our income tax rate (particularly in a given quarter) if new information or developments result in a significant change in our estimate.

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

To determine the reasonableness of the calculated fair values of our reporting units, the Company reviews the assumptions described below to ensure that neither the market approach nor the income approach yields significantly different valuations.  We selected these valuation approaches because we believe the combination of these approaches, along with our best judgment regarding underlying assumptions and estimates, provides us with the best estimate of fair value of our reporting units.  We believe these valuation approaches are appropriate for the industry and widely accepted by investors.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions.  While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also on the magnitude of any such charge.  The results of an impairment analysis are as of a point in time.  There is no assurance that actual future earnings or cash flows of our reporting units will not decline significantly from our projections.  We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually.  Those assumptions and estimates include market data and market multiples (9 times adjusted EBITDA), discount rates (10%), and terminal growth rates (2.5%) as well as future levels of revenue growth, operating margins, depreciation, amortization, and working capital requirements, which are based upon the Company’s strategic plan.  Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors.  The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium.

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

We performed our required impairment tests in 2015 and determined that the goodwill allocated to our reporting units was not impaired.  Further, we determined that the estimated fair value substantially exceeded the carrying value for each of the reporting units for which we performed a quantitative analysis.

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

We performed our annual indefinite-lived intangible impairment testing in 2015, and determined our indefinite-lived intangible assets were not impaired.  The estimated fair value of each of our trade names exceeds the carrying value by at least 15%.  There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

EXECUTIVE OVERVIEW

Hillenbrand is a global diversified industrial company with multiple market-leading brands that serve a wide variety of industries across the globe.  We pursue profitable growth and robust cash generation in order to drive increased value for our shareholders.  Hillenbrand’s portfolio is composed of two business segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world.   Batesville is a recognized leader in the North American death care industry.

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our people through deployment of the Hillenbrand Operating Model (HOM). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and leader’s mindset; uses our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30
Hillenbrand	2015	2014	2013 (a)
Net revenue	$1,596.8	$1,667.2	$1,553.4
Gross profit	570.4	589.2	518.7
Operating expenses	330.6	383.1	336.5
Amortization expense	28.1	31.6	64.1
Pension settlement charge	17.7	—	—
Interest expense	23.8	23.3	24.0
Other (expense) income, net	(7.9)	8.7	(0.4)
Income tax expense	49.1	48.7	28.3
Net income(1)	111.4	109.7	63.4

(1) Net income attributable to Hillenbrand

(a)  Included ten months of operations related to Coperion following its acquisition on December 1, 2012.

Year Ended September 30, 2015, Compared to Year Ended September 30, 2014

Net revenue decreased $70.4 (4%), although it increased $28.7 (2%) on a constant currency basis.

•
The Process Equipment Group’s revenue decreased $82.2 (8%), although it increased $11.5 (1%) on a constant currency basis, due to increased demand for equipment, primarily equipment that processes proppants (used in hydraulic fracturing), partially offset by a decline in demand for equipment used in power and mining.

•
Batesville’s revenue increased $11.8 (2%), or $17.2 (3%) on a constant currency basis, primarily due to an increase in volume ($22.8), partially offset by a decrease in the average selling price ($5.6). Higher volume was driven by what we estimate to be an increase in North American deaths, partially offset by the estimated increase in the rate at which families opted for cremation.

Gross profit decreased $18.8 (3%), although it increased $9.8 (2%) on a constant currency basis, and gross profit margin increased 40 basis points to 35.7%.  On an adjusted basis, which excluded restructuring charges, gross profit decreased $15.7 (3%), although it increased $12.8 (2%) on a constant currency basis and adjusted gross profit margin improved 60 basis points to 35.9%.

•
The Process Equipment Group’s gross profit decreased $18.7 (5%), although it increased $9.0 (3%) on a constant currency basis driven by increased demand for equipment, primarily for equipment that processes proppants, and favorable mix for equipment and replacement parts and service, partially offset by an increase in restructuring costs and a decline in demand for equipment used in power and mining.  Gross profit margin improved 80 basis points to 34.0% in 2015 driven primarily by favorable mix for equipment and replacement parts and service.

Gross profit included restructuring ($1.5 in 2015 and $0.3 in 2014).  Excluding these items, adjusted gross profit decreased $17.5 (5%), although it increased $10.1 (3%) on a constant currency basis.  Adjusted gross profit margin improved 100 basis points to 34.2% in 2015.

•
Batesville’s gross profit remained relatively flat at $232.6 and gross profit margin decreased 80 basis points to 38.5% in 2015.  The decrease in gross profit and gross profit margin were primarily due to decreased average selling price, higher raw material costs, and restructuring charges from the disposal of equipment, which were mostly offset by an increase in volume and lower fuel expenses.

Gross profit included restructuring charges ($1.7 of expense in 2015 and $0.2 reduction to cost of goods sold in 2014).  Excluding these charges, adjusted gross profit increased $1.8 (1%), or $2.6 (1%) on a constant currency basis.  Adjusted gross profit margin decreased 50 basis points in 2015 to 38.8%.

Operating expenses decreased $52.5 (14%), or $33.6 (9%) on a constant currency basis primarily due to a decrease in business acquisition costs and because 2014 expense included a significant litigation settlement.  Our operating expense to revenue ratio improved by 230 basis points to 20.7% in 2015.  Operating expenses included the following items:

	Year Ended September 30,
	2015	2014
Business acquisition and integration costs	$3.6	$8.4
Restructuring charges	5.6	5.5
Litigation expenses	0.5	20.8

On an adjusted basis, which excluded business acquisition and integration costs, restructuring charges, and litigation expenses, operating expenses decreased $27.5 (8%), or $8.7 (3%) on a constant currency basis primarily due to a decrease in indirect taxes, bad debt expense, and variable compensation, partially offset by an increase in corporate project costs.  Our adjusted operating expense-to-revenue ratio improved by 80 basis points to 20.1% in 2015.

Amortization expense decreased $3.5 (11%), or $1.5 (5%) on a constant currency basis, primarily due to acquired intangibles that became fully amortized in 2015.

Pension settlement charge increased $17.7 due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments. The payments settled the Company’s pension obligations to those who made the election to participate. See Note 5 to our financial statements included in Part II, Item 8, of this Form 10-K for further information on this settlement.

Interest expense increased $0.5 primarily due to an increased proportion of fixed rate debt, which had a higher rate of interest than the variable rate borrowings. This increase was partially offset by lower variable interest rates and a reduction in our weighted-average outstanding borrowings.

Other (expense) income, net decreased $16.6 to $7.9 of expense in 2015 compared to $8.7 of income in 2014.  This decrease was driven primarily by a decline in income on limited partnership investments, from a $2.8 gain in 2014 to a $2.1 loss in 2015, a $5.2 gain on the exercise of warrants to purchase common stock of Forethought in 2014 that did not repeat, and a $2.5 gain related to the cancellation of a service agreement at Batesville in 2014 that did not repeat.  We also experienced a $2.9 increase in foreign currency exchange loss in 2015, largely driven by the rapid appreciation of the Swiss Franc against other currencies after the Swiss National Bank removed currency support tied to the Euro in January 2015. See Note 12 to our financial statements included in Part II, Item 8, of this Form 10-K for more detailed information.

The income tax rate was 30.2% in 2015 compared to 30.5% in 2014.  The year-over-year decrease in the effective tax rate was largely due to net decreases in our liability for uncertain tax positions as well as a decrease in the current tax liability associated with a lower effective state tax rate.  The decreases in the effective tax rate were partially offset by an increase in the effective tax rate resulting from shifting of income to higher tax rate jurisdictions. For more information, see Note 7 to our financial statements included in Part II, Item 8, of this Form 10-K.  Excluding the tax effect of all adjustments discussed above, our adjusted effective income tax rate was 31.2% in 2015 compared to 31.6% in 2014.

Year Ended September 30, 2014, Compared to Year Ended September 30, 2013

Net revenue grew $113.8 (7.3%), or $101.5 (6.5%) on a constant currency basis.

•
The Process Equipment Group’s revenue increased $142.3 (15%), or $127.3 (14%) on a constant currency basis. The revenue increase was primarily due to two additional months of Coperion revenue compared to 2013. The revenue increase was also partially attributable to an increase in sales of replacement parts and services.

•
Batesville’s revenue was $592.2, a decrease of $28.5 (5%), or $25.8 (4%) on a constant currency basis. The decrease was driven primarily by a decrease in volume ($21.3) and in the average selling price ($7.2).

Gross profit grew $70.5 (14%) to $589.2 primarily due to two additional months of Coperion operations in 2014, partially offset by a decrease at Batesville. Consolidated gross profit margin was 35.3%, an improvement of 190 basis points. On an adjusted basis, which excluded acquisition-related charges and restructuring, gross profit grew $45.4 (8%) to $589.3 and adjusted gross profit margin improved 30 basis points to 35.3%.

•
The Process Equipment Group’s gross profit grew $81.2 (29%) to $356.5 and was driven primarily by two additional months of Coperion operations and, to a lesser extent, increased profitability across the organization. Gross profit margin improved 370 basis points to 33.2% in 2014.

Gross profit included Coperion acquisition-related charges ($22.0 in 2013) and restructuring ($0.3 in 2014 and $0.3 in 2013). Excluding these items, adjusted gross profit grew $59.2 (20%) to $356.8. Adjusted gross profit margin improved 130 basis points to 33.2% in 2014.

•
Batesville’s gross profit decreased $10.7 (4%) to $232.7 and gross profit margin improved 10 basis points to 39.3% in 2014. The decrease in gross profit was due to lower volume, offset in part by supply chain cost reduction initiatives.

Gross profit included restructuring charges ($0.2 reduction to cost of goods sold in 2014 and $2.9 of expense in 2013). Excluding these charges, adjusted gross profit decreased $13.8 (6%) to $232.5 in 2014. Adjusted gross profit margin decreased 40 basis points in 2014 to 39.3%.

Operating expenses increased $46.6 (14%) to $383.1 in 2014, primarily due to two additional months of Coperion operating expenses compared to 2013, a litigation settlement in 2014, increased restructuring charges, and higher compensation and benefits, partially offset by a decrease in business acquisition costs. Our operating expense to revenue ratio decreased by 130 basis points to 23.0% in 2014. Operating expenses included the following items:

	Year Ended September 30,
	2014	2013
Business acquisition costs	$8.4	$16.8
Restructuring charges	5.5	0.9
Litigation expenses	20.8	0.2

On an adjusted basis, which excluded business acquisition costs, restructuring charges, and litigation expenses, operating expenses increased $29.9 (9%) to $348.4, primarily driven by two additional months of Coperion operations and higher compensation and benefits. Our adjusted operating expense-to-revenue ratio decreased by 40 basis points to 20.9% in 2014.

Amortization expense decreased $32.5 (51%) to $31.6 primarily due to backlog amortization of $34.5 related to Coperion in 2013.

Interest expense decreased $0.7 primarily due to lower weighted-average outstanding borrowings and average interest rates in 2014 compared to 2013.

Other (expense) income, net was $8.7 of income in 2014 compared to $0.4 of expense in 2013. This increase was driven primarily by a $5.2 gain on the exercise of warrants to purchase common stock of Forethought, a $2.8 gain on limited partnership investments, and a $2.5 gain related to the cancellation of a service agreement at Batesville. See Note 12 to our financial statements included in Part II, Item 8, of this Form 10-K for more detailed information.

The income tax rate was 30.5% in 2014 compared to 30.2% in 2013. The year-over-year change in the effective tax rate was largely due to net increases in our liability for uncertain tax positions as well as an increase in the net deferred tax liability associated with a higher effective state tax rate. The increases in the effective tax rate are slightly offset by favorable tax rate benefit for increased income from foreign jurisdictions. For more information, see Note 7 to our financial statements included in Part II, Item 8, of this Form 10-K. Excluding the tax effect of all adjustments discussed above, our adjusted effective income tax rate was 31.6% in 2014 compared to 29.9% in 2013.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Year Ended September 30,
	2015		2014		2013 (a)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$992.8	100.0	$1,075.0	100.0	$932.7	100.0
Gross profit	337.8	34.0	356.5	33.2	275.3	29.5
Operating expenses	193.5	19.5	226.0	21.0	196.5	21.1
Amortization expense	25.7	2.6	29.1	2.7	60.8	6.5

(a)         Included 10 months of operations related to Coperion following its acquisition on December 1, 2012.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

Net revenue decreased $82.2 (8%), although it increased $11.5 (1%) on a constant currency basis, due to increased demand for equipment, primarily equipment that processes proppants (used in hydraulic fracturing), partially offset by a decline in demand for equipment used in power and mining.

We expect future revenue for the Process Equipment Group to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars.  Backlog decreased $121.6 (21%) from $580.4 on September 30, 2014, to $458.8 on September 30, 2015.  On a constant currency basis, backlog at September 30, 2015 would have been $498.7, a decrease of $81.8 (14%). The decrease in backlog is primarily driven by a decrease in orders for equipment that processes proppants and equipment used in the power and mining industry as well as several individually significant project orders that were in backlog at September 30, 2014, that were delivered and were not replaced by similar significant orders in 2015.

Gross profit decreased $18.7 (5%), although it increased $9.0 (3%) on a constant currency basis, driven by increased demand for equipment, primarily for equipment that processes proppants, and favorable mix for equipment and replacement parts and service, partially offset by an increase in restructuring costs and a decline in demand for equipment used in power and mining. Gross profit margin improved 80 basis points to 34.0%, driven primarily by favorable mix for equipment and replacement parts and service.

Gross profit included restructuring costs of $1.5 in 2015 and $0.3 in 2014.  Excluding these items, adjusted gross profit decreased $17.5 (5%), although it increased $10.1 (3%) on a constant currency basis, and adjusted gross profit margin improved 100 basis points to 34.2%.

Operating expenses decreased $32.5 (14%), or $14.1 (6%) on a constant currency basis, primarily due to a decrease in variable compensation, indirect taxes, and business acquisition and integration costs. Our operating expense-to-revenue ratio improved by 150 basis points to 19.5%.

Operating expenses included business acquisition and integration costs ($1.1 in 2015 and $2.1 in 2014), and restructuring costs ($3.9 in 2015 and $4.0 in 2014).  Excluding these charges, adjusted operating expenses decreased $31.4 (14%), or $12.9 (6%) on a constant currency basis and the adjusted operating expense-to-revenue ratio improved 150 basis points to 19.0%.

Amortization expense decreased $3.4 (12%), or $1.5 (5%) on a constant currency basis, primarily due to acquired intangibles that became fully amortized in 2015.

Year Ended September 30, 2014, Compared to Year Ended September 30, 2013

Net revenue increased $142.3 (15%) or $127.3 (14%) on a constant currency basis. The revenue increase was primarily due to two additional months of Coperion revenue compared to 2013. The revenue increase was also partially attributable to an increase in sales of replacement parts and services.

Gross profit grew $81.2 (29%) to $356.5 due to increased revenue, improved efficiency and pricing across the Process Equipment Group and lower acquisition-related charges in 2014. Gross profit margin improved 370 basis points to 33.2%.

Gross profit included inventory step-up charges related to the Coperion acquisition ($21.8 in 2013), restructuring costs ($0.3 in 2014 and $0.3 in 2013), and business acquisition costs ($0.2 in 2013). Step-ups in inventory value were recorded at the time of the Coperion acquisition and were subsequently expensed when the inventory was sold. Excluding these items, adjusted gross profit increased $59.2 (20%) to $356.8 and adjusted gross profit margin improved 130 basis points to 33.2%.

Operating expenses increased $29.5 (15.0%) to $226.0, and the operating expense-to-revenue ratio improved by 10 basis points to 21.0%. The increase was primarily due to two additional months of Coperion operating expenses compared to 2013 and increased restructuring charges, partially offset by decrease in business acquisition costs.

Operating expenses included business acquisition costs ($2.1 in 2014 and $3.1 in 2013), and restructuring costs ($4.0 in 2014 and $0.2 in 2013). Excluding these charges, adjusted operating expenses increased $26.7 (14%) driven by two additional months of Coperion operating expenses. The adjusted operating expense-to-revenue ratio improved 20 basis points to 20.5%.

Amortization expense decreased $31.7 (52%) to $29.1 primarily due to backlog amortization of $34.5 related to Coperion in 2013.

OPERATIONS REVIEW — BATESVILLE

	Year Ended September 30,
	2015		2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$604.0	100.0	$592.2	100.0	$620.7	100.0
Gross profit	232.6	38.5	232.7	39.3	243.4	39.2
Operating expenses	97.8	16.2	115.5	19.5	97.1	15.6
Amortization expense	2.0	0.3	2.0	0.3	3.0	0.5

Year Ended September 30, 2015, Compared to Year Ended September 30, 2014

Net revenue increased $11.8 (2%) or $17.2 (3%) on a constant currency basis in 2015 to $609.4, primarily due to an increase in volume ($22.8), partially offset by a decrease in the average selling price ($5.6). Higher volume was driven by what we estimate to be an increase in North American deaths, partially offset by the estimated increase in the rate at which families opted for cremation.

Gross profit remained relatively flat at $232.6 in 2015, and gross profit margin decreased 80 basis points to 38.5%.  The decrease in gross profit margin was primarily due to decreased average selling price, higher raw material costs, and restructuring charges from the disposal of equipment, which were mostly offset by an increase in volume and lower fuel expenses.

Gross profit included restructuring charges ($1.7 of expense in 2015 and $0.2 reduction of cost of goods sold in 2014).  Excluding these charges, adjusted gross profit increased $1.8 (1%) or $2.6 (1%) on a constant currency basis.  Adjusted gross profit margin decreased 50 basis points in 2015 to 38.8%.

Operating expenses decreased $17.7 (15%) to $97.8 in 2015 primarily because 2014 included a significant litigation settlement and 2015 included lower bad debt expense. The decrease was partially offset by an increase in variable compensation and selling expenses in 2015. The operating expense-to-revenue ratio improved 330 basis points to 16.2%.

In 2015, operating expenses included $0.2 of restructuring charges and $0.5 of certain litigation costs, compared to a $20.8 charge for a litigation settlement in 2014.  Excluding these charges, adjusted operating expenses decreased 3% to $97.1, and the adjusted operating expense-to-revenue ratio decreased by 10 basis points to 16.1%.

Year Ended September 30, 2014, Compared to Year Ended September 30, 2013

Net revenue decreased $28.5 (5%) or $25.8 (4%) on a constant currency basis in 2014 to $592.2, driven primarily by a decrease in volume ($21.3) and in the average selling price ($7.2). The volume decrease was a result of the decline in burial product demand driven by fewer deaths year-over-year, coupled with an estimated increase in the rate at which families chose cremation.

Gross profit decreased 4% to $232.7 in 2014, and gross profit margin improved 10 basis points to 39.3%. The decrease in gross profit was due to lower volume, offset in part by supply chain cost reduction initiatives.

Gross profit included restructuring charges ($0.2 reduction to cost of goods sold in 2014 and $2.9 of expense in 2013). Excluding these charges, adjusted gross profit decreased $13.8 (6%) to $232.5 in 2014. Adjusted gross profit margin decreased 40 basis points in 2014 to 39.3%.

Operating expenses increased $18.4 (19%) to $115.5 because 2014 included a significant litigation settlement. The increase was partially offset by decreased variable compensation expense. The operating expense-to-revenue ratio decreased 390 basis points to 19.5%.

Operating expenses included restructuring charges ($0.5 in 2013) and a litigation settlement ($20.8 in 2014 and $0.2 in 2013). Excluding these charges, adjusted operating expenses decreased 2% to $94.7, and the adjusted operating expense-to-revenue ratio decreased by 50 basis points to 16.0%.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2015		2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Core operating expenses	$35.3	2.2	$33.8	2.0	$28.9	1.9
Business acquisition and integration costs	2.5	0.2	6.3	0.4	13.7	0.9
Restructuring costs	1.5	0.1	1.5	0.1	0.2	—
Operating expenses	$39.3	2.5	$41.6	2.5	$42.8	2.8

Amortization expense	0.4	0.000250501002	0.5	0.0002999040307	0.4	0.0002574996781

Core operating expenses represent operating expenses excluding restructuring charges and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Year Ended September 30, 2015, Compared to Year Ended September 30, 2014

Core operating expenses increased $1.5 (4%) in 2015 primarily due to higher compensation and benefits and corporate project costs.  These expenses as a percentage of revenue were 2.2%, an increase of 20 basis points compared to 2.0% in 2014.

Business acquisition and integration costs include legal, tax, accounting and other advisory fees and due diligence costs associated with investigating opportunities and integrating completed acquisitions.  As a natural consequence of our acquisition strategy, we incur costs to investigate opportunities that ultimately do not result in a consummated transaction.  The depth of these efforts and the significance of the associated costs will fluctuate from time-to-time.

Year Ended September 30, 2014, Compared to Year Ended September 30, 2013

Core operating expenses increased $4.9 (17%) in 2014 primarily due to higher compensation and benefits. These expenses as a percentage of revenue were 2.0%, an increase of 10 basis points compared to 1.9% in 2013.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following are reconciliations from GAAP operating performance measures to the relevant non-GAAP (adjusted) performance measures.

	Year Ended September 30,
	2015				2014				2013
	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted	GAAP	Adjustments		Adjusted
Cost of goods sold	$1,026.4	$(3.2)	(a)	$1,023.2	$1,078.0	$(0.1)	(f)	$1,077.9	$1,034.7	$(25.2)	(h)	$1,009.5
Operating expenses	330.6	(9.7)	(b)	320.9	383.1	(34.7)	(g)	348.4	336.5	(18.0)	(i)	318.5
Amortization expense	28.1	—		28.1	31.6	—		31.6	64.1	(34.5)	(j)	29.6
Pension settlement charge	17.7	(17.7)	(c)	—	—	—		—	—	—		—
Interest expense	23.8	—		23.8	23.3	—		23.3	24.0	(1.2)	(k)	22.8
Other (expense) income, net	(7.9)	0.1	(d)	(7.8)	8.7	—		8.7	(0.4)	(1.1)	(l)	(1.5)
Income tax expense	49.1	11.2	(e)	60.3	48.7	12.9	(e)	61.6	28.3	22.9	(e)	51.2
Net income(1)	111.4	19.5		130.9	109.7	21.9		131.6	63.4	54.9		118.3
Diluted EPS	1.74	0.31		2.05	1.72	0.34		2.06	1.01	0.87		1.88

Ratios:
Gross margin	35.7%	0.2%		35.9%	35.3%	—%		35.3%	33.4%	1.6%		35.0%
Operating expenses as a % of net revenue	20.7%	(0.6)%		20.1%	23.0%	(2.1)%		20.9%	21.7%	(1.2)%		20.5%

(1) Net income attributable to Hillenbrand

P = Process Equipment Group; B = Batesville; C = Corporate
(a)	Restructuring ($1.5P, $1.7B)
(b)	Business acquisition costs ($1.1P, $2.5C), restructuring ($3.9P, $0.2B, $1.5C), litigation ($0.5B)
(c)	Pension settlement charge ($17.7C)
(d)	Restructuring ($0.1P)
(e)	Tax effect of adjustments
(f)	Restructuring ($0.3P, $0.2 credit B)
(g)	Business acquisition costs ($2.1P, $6.3C), restructuring ($4.0P, $1.5C), litigation ($20.8B)
(h)	Inventory step-up ($21.8P), restructuring ($0.3P, $2.9B), business acquisition costs ($0.2P)
(i)	Business acquisition costs ($3.1P, $13.7C), restructuring ($0.2P, $0.5B, $0.2C), litigation ($0.2B), other ($0.1B)
(j)	Backlog amortization ($34.5P)
(k)	Business acquisition costs ($1.2C)
(l)	Acquisition-related foreign currency transaction ($0.8C), business acquisition costs ($0.2C), other ($0.1B)

	Year Ended September 30,
	2015	2014	2013
Net income of consolidated and affiliated subsidiaries	$113.2	$111.2	$65.4
Interest income	(1.0)	(0.8)	(0.6)
Interest expense	23.8	23.3	24.0
Income tax expense	49.1	48.7	28.3
Depreciation and amortization	54.3	58.4	89.4
EBITDA	$239.4	$240.8	$206.5
Litigation	0.5	20.8	0.2
Restructuring	7.5	5.5	2.8
Inventory step-up	—	—	21.8
Business acquisition costs	3.6	8.4	16.0
Pension settlement charge	17.7	—	—
Other	—	—	0.2
Adjusted EBITDA	$268.7	$275.5	$247.5

Adjusted EBITDA for 2015 compared to 2014 decreased $6.8 (2%), although on a constant currency basis it increased $1.6 (1%). This increase was driven by increased volume of equipment sales, favorable mix for equipment and replacement parts and service at the Process Equipment Group, and a decrease in indirect taxes and variable compensation. This increase in adjusted EBITDA was partially offset by a decline in income on limited partnership investments from a $2.8 gain in 2014 to a $2.1 loss in 2015. There were also two one-time transactions that occurred in 2014: a $5.2 gain on the exercise of warrants to purchase common stock of Forethought Financial Group, Inc. (“Forethought”) and a $2.5 gain related to the cancellation of a service agreement at Batesville. There was also a $2.9 increase in foreign currency exchange loss in 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months and how we intend to use it.  We describe actual results in generating and utilizing cash by comparing 2015 to 2014.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes, including the Series A Notes, and our revolving credit facility and term loan (the “Facility”) as part of our overall financing strategy.  We believe we continue to have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access long-term financing, we had $578.8 of maximum borrowing capacity available under the Facility as of September 30, 2015, of which $454.3 of borrowing capacity is immediately available based on our leverage covenant at September 30, 2015, with additional amounts available in the event of a qualifying acquisition.  The available borrowing capacity reflects a reduction of $13.6 for outstanding letters of credit issued under the Facility.  The Company may request an increase of up to $300.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of September 30, 2015, we had guarantee arrangements totaling $218.7, under which $139.6 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Company may request an increase to the total capacity under the LG facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S.  The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $40.8 at September 30, 2015.  We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

12-month Outlook

We believe the 12-month outlook for our business remains positive.  Although cash flow from operations in the Process Equipment Group naturally experiences substantial fluctuations driven by changes in working capital requirements at Coperion (due to the type of product and geography of customer projects in process at any point in time), we believe we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.

We expect to continue to grow at least partially through acquisitions and to continue to focus on building platforms based on highly engineered equipment and systems for diverse niche markets. Therefore, we expect to continue to use a combination of some of our cash flows from operations and our Facility to fund these acquisitions. When we consider attractive targets, we often look for companies with a relatively low physical asset base, in order to limit the need to invest significant additional cash into targets post-acquisition. As such, on October 2, 2015, we completed the acquisition of Abel Pumps LP and Abel GmbH & Co. KG and certain of their affiliates (collectively, “Abel”) from Roper Technologies for €95 million in cash. We utilized borrowings under our Facility to fund this acquisition.

Our anticipated contribution to our pension plans in 2016 is $14.9.  We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors. On April 1, 2015, we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in September 2015, funded by the existing assets in the Plan. The Company recorded a non-cash income statement settlement pre-tax charge of $17.7 in September 2015.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2015, which will require approximately $12.7 each quarter based on our outstanding common stock at September 30, 2015.  We are currently authorized by our Board of Directors to purchase up to $100.0 of our common stock, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  We repurchased approximately 381,000 shares of our common stock in 2015, for a total cost of approximately $11.2. See Item 5 within this Form 10-K for more information on share repurchases.

We believe existing cash, cash flows from operations, and the issuance of debt will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Year Ended September 30,
(in millions)	2015	2014	2013
Cash flows provided by (used in)
Operating activities	$105.0	$179.6	$127.2
Investing activities	(29.5)	(8.3)	(441.0)
Financing activities	(83.2)	(155.5)	336.5
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.5)	(0.2)
Increase (decrease) in cash and cash equivalents	$(9.7)	$15.3	$22.5

Operating Activities

Operating activities provided $105.0 of cash during 2015, in contrast to providing $179.6 of cash during 2014, a $74.6 decrease.

This decrease was primarily driven by increased working capital requirements at Coperion, as well as a litigation settlement at Batesville accrued in 2014 that was paid in 2015. The decrease in operating cash flow was partially offset by the timing of federal income tax payments ($43.8). Increased working capital requirements at Coperion were primarily due to an increased outflow of supplier payments in 2015 driven by several significant project orders that were received in the final quarter of 2014. In addition, payments on certain customer contracts were delayed due to the movement of delivery dates, causing our net working capital investment in those contracts to increase during 2015.

Working capital requirements for Coperion may fluctuate in this manner due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project.  Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Cash provided by operating activities in 2014 compared to 2013 increased $52.4 (41%) primarily due to two additional months of Coperion operations, improvement in working capital requirements at Coperion, and lower acquisition and integration spending. These increases were partially offset by the timing of federal income tax payments ($55.8).

Investing Activities

Cash used in investing activities in 2015 compared to 2014 increased due to higher capital expenditures, lower proceeds on the disposal of property, and lower proceeds from investments.

Cash used in investing activities in 2014 compared to 2013 was largely impacted by decreased acquisition activity ($0 paid in 2014, compared to $415.7 paid in 2013, primarily related to Coperion), and decreased capital expenditures in 2014 ($6.3).

Financing Activities

Cash provided by (used in) financing activities was largely impacted by our borrowing activities.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities in 2015 was $83.2 compared to cash used in financing activities in 2014 of $155.5.  We had net repayments of $26.2 in 2015 compared to $104.1 in 2014, due primarily to increased working capital needs at Coperion.

Cash used in financing activities in 2014 was $155.5 compared to cash provided by financing activities in 2013 of $336.5. We had net repayments of $104.1 in 2014 compared to net borrowings of $385.6 in 2013. This change was due primarily to the acquisition of Coperion in 2013.

We returned over $50.4 to shareholders in 2015 in the form of quarterly dividends.  We increased our quarterly dividend in 2015 to $0.2000 per common share from $0.1975 paid during 2014 and $0.1950 paid in 2013.  We repurchased approximately 381,000 shares of our common stock during 2015, for a total cost of approximately $11.2.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Inflation

The effect of broad-based inflation on the Company’s revenues and net earnings was not significant in 2015, 2014, or 2013.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations as of September 30, 2015.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the financial statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$—	$150.0	$—
Revolving credit facility (1)	107.6	—	—	107.6	—
Term loan	171.0	9.0	31.5	130.5	—
Series A Notes due Dec 15, 2024	100.0	—	—	—	100.0
Interest on financing agreements (2)	96.6	16.6	32.8	27.8	19.4
Operating lease obligations (noncancellable)	98.6	18.1	24.5	15.3	40.7
Purchase obligations (3)	141.7	134.1	7.5	0.1	—
Defined benefit plan funding (4)	226.6	15.8	41.4	49.5	119.9
Other long-term liabilities (5)	21.5	5.1	5.1	2.8	8.5
Capital call arrangements (6)	1.0	1.0	—	—	—
Total contractual obligations (7)	$1,114.6	$199.7	$142.8	$483.6	$288.5

(1)	Our revolving credit facility expires in December 2019. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.

(2)
Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility and term loan at their current rate at September 30, 2015.

(3)
Agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(4)	Includes both projected contributions to achieve minimum funding objectives and additional discretionary contributions, where currently planned.

(5)	Includes the estimated liquidation of liabilities related to both our short-term and long-term casket pricing obligation, self-insurance reserves, and severance payments.

(6)	We could be called upon by our private equity limited partnership investments to provide a maximum of $1.0 in additional funds.

(7)
We have excluded our $7.8 liability related to uncertain tax positions from the table as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.

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

At September 30, 2015, we had $107.6 outstanding under our $700.0 revolving credit facility and $171.0 outstanding under a related term loan.  We are subject to interest rate risk associated with our revolving credit facility and related term loan, which bear a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Assuming these borrowings remain at $278.6 for 12 months, a one percentage point change in the related interest rates would increase or decrease our annual interest expense by approximately $2.8, a $1.3 decrease in interest rate exposure compared to 2014.

We are subject to volatility in our investment portfolio.  The investment portfolio included interests in private equity limited partnerships with a carrying value of $8.3 at September 30, 2015.  These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments, and other factors.  The changes in the fair value of the limited partnerships’ underlying investment portfolios can impact us significantly because we record our share of the change in our income statement under the equity method of accounting.

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  As of September 30, 2015, a 10% change in the foreign exchange rates affecting unhedged balance sheet exposures would have impacted pre-tax earnings by less than 1%.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation/depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of approximately $59 as of September 30, 2015.

Item 8.        Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework).  The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (as amended, Exchange Act), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2015.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

By:	/s/ Eric M. Teegarden
Eric M. Teegarden
Vice President, Controller and Chief Accounting Officer

By:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

By:	/s/ Joe A. Raver
Joe A. Raver
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand, Inc. and its subsidiaries at September 30, 2015 and September 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 18, 2015

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended September 30,
	2015	2014	2013
Net revenue	$1,596.8	$1,667.2	$1,553.4
Cost of goods sold	1,026.4	1,078.0	1,034.7
Gross profit	570.4	589.2	518.7
Operating expenses	330.6	383.1	336.5
Amortization expense	28.1	31.6	64.1
Pension settlement charge	17.7	—	—
Interest expense	23.8	23.3	24.0
Other (expense) income, net	(7.9)	8.7	(0.4)
Income before income taxes	162.3	159.9	93.7
Income tax expense	49.1	48.7	28.3
Consolidated net income	113.2	111.2	65.4
Less: Net income attributable to noncontrolling interests	1.8	1.5	2.0
Net income(1)	$111.4	$109.7	$63.4

Net income(1) — per share of common stock
Basic earnings per share	$1.76	$1.74	$1.01
Diluted earnings per share	$1.74	$1.72	$1.01
Weighted-average shares outstanding — basic	63.2	63.2	62.7
Weighted-average shares outstanding — diluted	63.9	63.8	63.0

Cash dividends per share	$0.80	$0.79	$0.78

(1) Net income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2015	2014	2013
Consolidated net income	$113.2	$111.2	$65.4
Other comprehensive (loss) income, net of tax
Currency translation	(47.6)	(36.4)	14.7
Pension and postretirement (net of tax of ($2.1), ($6.5), and $15.2)	(8.4)	(13.0)	25.5
Net unrealized (loss) gain on derivative instruments (net of tax of ($0.4), ($0.1), and $0.2)	(0.1)	(1.5)	0.5
Net unrealized gain (loss) on available-for-sale securities (net of tax of $—, $—, and ($0.1))	—	—	(0.2)
Total other comprehensive (loss) income, net of tax	(56.1)	(50.9)	40.5
Consolidated comprehensive income	57.1	60.3	105.9
Less: Comprehensive income attributable to noncontrolling interests	1.4	1.4	1.5
Comprehensive income(2)	$55.7	$58.9	$104.4

(2) Comprehensive income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$48.3	$58.0
Trade receivables, net	187.9	191.0
Unbilled receivables from long-term manufacturing contracts	144.9	149.3
Inventories	153.6	168.5
Deferred income taxes	21.9	30.5
Prepaid expenses	23.8	19.0
Other current assets	23.7	21.5
Total current assets	604.1	637.8
Property, plant, and equipment, net	158.3	159.5
Intangible assets, net	459.6	510.5
Goodwill	544.0	570.7
Other assets	42.1	40.0
Total Assets	$1,808.1	$1,918.5

LIABILITIES
Current Liabilities
Trade accounts payable	$104.3	$192.6
Liabilities from long-term manufacturing contracts and advances	79.7	76.1
Current portion of long-term debt	9.4	15.0
Accrued compensation	62.3	69.6
Deferred income taxes	25.4	20.7
Other current liabilities	123.1	117.1
Total current liabilities	404.2	491.1
Long-term debt	518.7	543.5
Accrued pension and postretirement healthcare	218.7	200.9
Deferred income taxes	29.4	55.4
Other long-term liabilities	31.3	33.8
Total Liabilities	1,202.3	1,324.7

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.6 and 63.5 shares issued, 62.9 and 62.9 shares outstanding)	—	—
Additional paid-in capital	350.9	342.1
Retained earnings	372.1	311.7
Treasury stock (0.7 and 0.6 shares)	(21.0)	(18.3)
Accumulated other comprehensive loss	(107.9)	(52.2)
Hillenbrand Shareholders’ Equity	594.1	583.3
Noncontrolling interests	11.7	10.5
Total Shareholders’ Equity	605.8	593.8

Total Liabilities and Equity	$1,808.1	$1,918.5

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2015	2014	2013
Operating Activities
Consolidated net income	$113.2	$111.2	$65.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54.3	58.4	89.4
Pension settlement charge	17.7	—	—
Deferred income taxes	(0.5)	(8.2)	(23.6)
Net (gain) loss on disposal or impairment of property	(2.1)	(1.1)	1.4
Net gain on investments	—	(5.2)	(0.3)
Equity in net (income) loss from affiliates	2.1	(2.8)	1.3
Share-based compensation	12.0	7.5	6.4
Trade accounts receivable and receivables on long-term manufacturing contracts	(15.4)	1.0	(38.9)
Inventories	5.2	3.3	26.5
Prepaid expenses and other current assets	(8.5)	(0.6)	(4.5)
Trade accounts payable	(76.6)	18.3	0.1
Accrued expenses and other current liabilities	1.0	29.1	(24.8)
Income taxes payable	13.5	(23.3)	27.9
Defined benefit plan funding	(15.4)	(20.1)	(20.8)
Defined benefit plan expense	14.5	14.5	17.7
Other, net	(10.0)	(2.4)	4.0
Net cash provided by operating activities	105.0	179.6	127.2

Investing Activities
Capital expenditures	(31.0)	(23.6)	(29.9)
Proceeds from sales of property, plant, and equipment	2.8	7.5	1.6
Acquisitions of businesses, net of cash acquired	—	—	(415.7)
Proceeds from investments	—	5.8	1.7
Return of investment capital from affiliates	1.5	2.0	1.3
Other	(2.8)	—	—
Net cash used in investing activities	(29.5)	(8.3)	(441.0)

Financing Activities
Proceeds from term loan	—	—	200.0
Repayments on term loan	(9.0)	(10.0)	(10.0)
Proceeds from revolving credit facilities	430.2	316.6	710.3
Repayments on revolving credit facilities	(547.0)	(410.7)	(514.7)
Proceeds from unsecured Series A Notes, net of financing costs	99.6	—	—
Payment of dividends on common stock	(50.4)	(49.7)	(48.7)
Repurchases of common stock	(11.2)	(16.5)	—
Net proceeds (payments) on stock plans	3.4	14.6	(0.4)
Other, net	1.2	0.2	—
Net cash (used in) provided by financing activities	(83.2)	(155.5)	336.5

Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.5)	(0.2)

Net cash flows	(9.7)	15.3	22.5

Cash and cash equivalents:
At beginning of period	58.0	42.7	20.2
At end of period	$48.3	$58.0	$42.7

Cash paid for interest	$20.0	$21.0	$21.7
Cash paid for income taxes	$36.4	$80.2	$24.4
 See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2012	63.2	$321.9	$238.3	0.6	$(11.5)	$(42.4)	$—	$506.3
Acquisition of noncontrolling interests	—	—	—	—	—	—	6.5	6.5
Total other comprehensive income (loss), net of tax	—	—	—	—	—	41.0	(0.5)	40.5
Net income	—	—	63.4	—	—	—	2.0	65.4
Issuance/retirement of stock for stock awards/options	(0.1)	(7.8)	—	(0.4)	7.3	—	—	(0.5)
Share-based compensation	—	6.4	—	—	—	—	—	6.4
Dividends	—	0.8	(49.5)	—	—	—	—	(48.7)
Other	—	0.4	—	—	—	—	—	0.4
Balance at September 30, 2013	63.1	321.7	252.2	0.2	(4.2)	(1.4)	8.0	576.3
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(50.8)	(0.1)	(50.9)
Net income	—	—	109.7	—	—	—	1.5	111.2
Issuance/retirement of stock for stock awards/options	0.4	12.2	—	(0.1)	2.4	—	—	14.6
Share-based compensation	—	7.5	—	—	—	—	—	7.5
Purchases of common stock	—	—	—	0.5	(16.5)	—	—	(16.5)
Dividends	—	1.0	(50.5)	—	—	—	(0.2)	(49.7)
Other	—	(0.3)	0.3	—	—	—	1.3	1.3
Balance at September 30, 2014	63.5	342.1	311.7	0.6	(18.3)	(52.2)	10.5	593.8
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(55.7)	(0.4)	(56.1)
Net income	—	—	111.4	—	—	—	1.8	113.2
Issuance/retirement of stock for stock awards/options	0.1	(5.1)	—	(0.3)	8.5	—	—	3.4
Share-based compensation	—	12.0	—	—	—	—	—	12.0
Purchases of common stock	—	—	—	0.4	(11.2)	—	—	(11.2)
Dividends	—	0.6	(51.0)	—	—	—	—	(50.4)
Other	—	1.3	—	—	—	—	(0.2)	1.1
Balance at September 30, 2015	63.6	$350.9	$372.1	0.7	$(21.0)	$(107.9)	$11.7	$605.8

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

1.              Background

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our people through deployment of the Hillenbrand Operating Model (HOM). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and leader’s mindset; uses our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company.

Hillenbrand is composed of two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group businesses design, develop, manufacture and service highly engineered industrial equipment around the world.  Batesville is a recognized leader in the North American death care industry.  Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries.

Correction of Errors

During 2014, we recorded an adjustment to operating expenses to correct errors related to the accounting for sales commissions at Coperion in 2013.  The adjustment reduced operating expenses of 2014 by $2.0, which should have been recorded in 2013. In connection with this same issue, we identified a classification error of $8.5 between operating expenses and cost of goods sold in 2013.  These corrections decreased operating expenses and increased cost of goods sold by $8.5 for the year ended September 30, 2013.  We believe the impact of these income statement classification errors and the $2.0 adjustment to correct a prior period error was immaterial to our consolidated financial statements for the current and prior periods.

2.             Summary of Significant Accounting Policies

Basis of presentation — The accompanying consolidated financial statements include the accounts of Hillenbrand and its subsidiaries.  They also include two minor subsidiaries where the Company’s ownership percentage is less than 100%.  The portion of the business that is not owned by the Company is presented as noncontrolling interests within equity in the balance sheets.  Income attributable to the noncontrolling interests is separately reported within the statements of income.  All significant intercompany accounts and transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the 2015 presentation.

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

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing accounts receivable portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered.   We generally hold trade accounts receivable until they are collected.  At September 30, 2015 and 2014, we had reserves against trade receivables of $20.0 and $19.2.

Inventories are valued at the lower of cost or market.  Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 28% and 26% of inventories at September 30, 2015 and 2014.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods.  If the FIFO method of inventory accounting, which approximates current cost, had been used for inventory accounted for using the LIFO method, that inventory would have been approximately $14.7 and $14.4 higher than reported at September 30, 2015 and 2014.

	September 30,
	2015	2014
Raw materials and components	$40.1	$53.2
Work in process	63.9	73.3
Finished goods	49.6	42.0
Total inventories	$153.6	$168.5

Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method based on estimated useful lives of five to 45 years for buildings and improvements and two to 20 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected in the Company’s income from operations. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. Total depreciation expense for 2015, 2014, and 2013 was $26.2, $26.8, and $25.4.

	September 30, 2015		September 30, 2014
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$15.1	$(3.7)	$15.5	$(3.5)
Buildings and building equipment	101.9	(60.5)	99.4	(58.4)
Machinery and equipment	336.5	(231.0)	322.9	(216.4)
Total	$453.5	$(295.2)	$437.8	$(278.3)

Intangible assets are stated at the lower of cost or fair value.  With the exception of trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 22 years, representing the period over which we expect to receive future economic benefits from these assets.  We assess the carrying value of trade names annually, or more often if events or changes in circumstances indicate there may be impairment.   Estimated amortization expense related to intangible assets for the next five years is: $24.8 in 2016, $24.6 in 2017, $24.1 in 2018, $24.0 in 2019, and $23.5 in 2020.

	September 30, 2015		September 30, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.1)	$6.1	$(5.9)
Customer relationships	374.0	(78.7)	393.3	(64.5)
Technology, including patents	62.3	(28.0)	67.3	(23.6)
Software	43.3	(37.7)	40.4	(33.0)
Other	0.4	(0.3)	0.6	(0.4)
	480.2	(144.8)	507.7	(127.4)
Indefinite-lived assets:
Trade names	124.2	—	130.2	—

Total	$604.4	$(144.8)	$637.9	$(127.4)

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2013	$577.5	$8.3	$585.8
Acquisitions	6.0	—	6.0
Foreign currency adjustments	(21.1)	—	(21.1)
Balance September 30, 2014	562.4	8.3	570.7
Adjustments	1.5	—	1.5
Foreign currency adjustments	(28.2)	—	(28.2)
Balance September 30, 2015	$535.7	$8.3	$544.0

Investments — Our investment portfolio consists of investments in private equity limited partnerships.  The carrying value of the portfolio was $8.3 and $12.1 at September 30, 2015 and 2014 and is included in other assets on the balance sheets.  We use the equity method of accounting for substantially all private equity limited partnerships, with earnings or losses reported in “other income (expense), net” in the income statements.  Certain of these investments require commitments by us to provide additional funding of up to $1.0.  The timing of funding is uncertain, but is expected to occur over the next three to five years.  We regularly evaluate all investments for possible impairment.

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

On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of common stock.  The program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2015, we had repurchased approximately 2,100,000 shares for approximately $50.3, which were classified as treasury stock.  During 2015, approximately 381,000 shares were repurchased, for a cost of approximately $11.2.  In 2015 and 2014, approximately 300,000 shares and 100,000 shares were issued from treasury stock under our stock compensation programs.  At September 30, 2015, we had approximately $49.7 remaining for share repurchases under the existing Board authorization.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2015 and 2014.

Accumulated other comprehensive loss included all changes in Hillenbrand shareholders’ equity during a period except those that resulted from investments by or distributions to our shareholders.

	September 30,
	2015	2014
Currency translation	$(52.1)	$(4.9)
Pension and postretirement (net of taxes of $29.3 and $26.4)	(54.4)	(46.0)
Unrealized (loss) gain on derivative instruments (net of taxes of $0.8 and $0.6)	(1.4)	(1.3)
Accumulated other comprehensive loss	$(107.9)	$(52.2)

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

A portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 29%, 25%, and 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2015, 2014, and 2013.

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

Revenue for components, most replacement parts, and service is recognized when title and risk of loss passes to the customer.

Cost of goods sold consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, and overhead costs.  It also includes costs associated with the distribution and delivery of products.

Research and development costs are expensed as incurred as a component of operating expenses and were $12.7, $14.4, and $12.2 for 2015, 2014, and 2013.

Warranty costs — We provide for the estimated warranty cost of a product at the time revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections.  Our warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold.  The Process Equipment Group generally offers a one to two-year warranty on a majority of its products.  It engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $18.2 and $18.4 for 2015 and 2014.  Warranty costs were $4.0, $4.5, and $4.0 for 2015, 2014, and 2013.

Income taxes — We establish deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The majority of the cash at our foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been provided as we do not intend, nor do we foresee a need, to repatriate these funds.

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

Derivative financial instruments — The Company has hedging programs in place to manage its currency exposures.  The objectives of our hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities.   Under these programs, we use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms from one to 24 months.  The aggregate notional amount of these derivative instruments was $136.7 and $123.3 at September 30, 2015 and 2014.

We measure all derivative instruments at fair value and report them on our balance sheets as assets or liabilities.  Derivative instruments designated as hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive gain (loss).  Derivative instruments designated to hedge foreign currency exposures within our balance sheet have an offsetting amount recorded in “other income (expense), net”.  The carrying value of all of these contracts at fair value resulted in assets of $1.1 and $1.2 (included in other current assets) and liabilities of $5.8 and $4.1 (included in other current liabilities) at September 30, 2015 and 2014.  See Note 13 for additional information on the fair value of our derivative instruments.

Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  Gains and losses on derivative instruments reported in accumulated other comprehensive gain (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  The amounts recognized in accumulated other comprehensive income (loss) and subsequently through earnings were not significant from 2013 through 2015.  Net gains and losses on all derivative instruments were substantially offset by foreign exchange effects on the hedged items.

The Company does not enter into derivative contracts for purposes of speculation.

Business acquisitions and related business acquisition and integration costs — Assets and liabilities associated with business acquisitions are recorded at fair value, using the acquisition method of accounting.  We allocate the purchase price of acquisitions based upon the fair value of each component, which may be derived from observable or unobservable inputs and assumptions.  We may utilize third-party valuation specialists to assist us in this allocation.  Initial purchase price allocations are preliminary and subject to revision within the measurement period, generally not to exceed one year from the date of acquisition.

Business acquisition and integration costs are expensed as incurred, and are reported as a component of cost of goods sold, operating expenses, interest expense, and “other income (expense), net,” depending on the nature of the cost.  We define these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with the evaluation and effort to acquire specific businesses.  Business acquisition and integration costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of our business development department.

Restructuring costs may occur when we take action to exit or significantly curtail a part of our operations or change the deployment of assets or personnel.  A restructuring charge can consist of an impairment or accelerated depreciation of effected assets, severance costs associated with reductions to the workforce, and charges for legal obligations for which no future benefit will be derived.

Recently adopted accounting standards — In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions.  Under ASU 2013-11, UTBs will be netted against all available same jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  ASU 2013-11 became effective and was adopted for our fiscal year beginning October 1, 2014.  The adoption of this standard did not have a significant impact on our consolidated financial statements

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement. ASU 2015-07 permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. It removes the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. ASU 2015-07 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We elected to early adopt this standard for our fiscal year 2015, which eliminated the requirement for us to categorize investments for which fair values are measured using the net asset value per share in our consolidated financial statements.

Recently issued accounting standards — In April 2014, the FASB issued ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under ASU 2014-8, only disposals representing a strategic shift in operations should be presented as discontinued operations.  ASU 2014-8 will be effective for our fiscal year beginning October 1, 2015.  We do not expect the adoption of ASU 2014-8 to have a material impact on our consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current generally accepted accounting principles. ASU 2015-02 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software. ASU 2015-05 helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We are currently evaluating the impact that ASU 2015-05 will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. ASU 2015-11 will be effective for our fiscal year beginning October 1, 2017, with early adoption permitted. We are currently evaluating the impact that ASU 2015-11 will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-12, plan accounting: defined benefit pension plans (Topic 960), defined contribution pension plans (Topic 962), health and welfare benefit plans (Topic 965): (Part I) fully benefit-responsive investment contracts, (Part II) plan investment disclosures, (Part III) measurement date practical expedient. This update reduces complexity in employee benefit plan accounting, which is consistent with the FASB’s Simplification initiative.

Part I: Fully Benefit-Responsive Investment Contracts, designate contract value as the only required measure for fully benefit-responsive investment contracts, which maintains the relevant information while reducing the cost and complexity of reporting for fully benefit-responsive investment contracts. It removes the requirement that fully benefit-responsive investment contracts be measured at contract value and require an adjustment to reconcile contract value to fair value, when these measures differ, on the face of the plan financial statements.

Part II: Plan Investment Disclosures, simplifies and makes more effective the investment disclosure requirements under Topic 820 and under Topics 960, 962, and 965 for employee benefit plans.

Part III: Measurement Date Practical Expedient, reduces complexity in employee benefit plan accounting by providing a practical expedient that permits plans to measure investments and investment-related accounts as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end.

ASU 2015-12 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We are currently evaluating the impact that ASU 2015-12 will have on our consolidated financial statements.

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

The following table summarizes fair values of the assets acquired and liabilities assumed in the Coperion acquisition:

December 1, 2012
Cash and cash equivalents	$32.8
Inventory	112.4
Current assets, excluding cash and cash equivalents and inventory	180.0
Property, plant, and equipment	54.4
Identifiable intangible assets	291.8
Goodwill	275.3
Other assets	2.1
Total assets	948.8

Current liabilities	288.8
Accrued pension obligations	129.9
Deferred income taxes	67.3
Other long-term liabilities	6.7
Total liabilities	492.7

Noncontrolling interests	8.2

Aggregate purchase price	$447.9

Final purchase accounting adjustments were made, which increased the accrued pension obligations ($4.3) based on finalization of the actuarial analysis for Coperion’s defined benefit plans.  In addition, adjustments were made to increase current liabilities ($2.8) and noncontrolling interests ($1.7) and decrease deferred income taxes ($1.3).  Total purchase accounting adjustments increased goodwill by $7.5.  These adjustments are reflected in the table above.

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

Other Acquisitions

On October 2, 2015, we completed an acquisition of Abel Pumps LP and Abel GmbH & Co. KG and certain of their affiliates (collectively “Abel”) from Roper Technologies for €95 million in cash. See Note 18 to our consolidated financial statements.

We incurred $3.6 of business acquisition and integration costs during 2015 recorded in operating expenses.

4.              Financing Agreements

	September 30,
	2015	2014
$700 revolving credit facility (excluding outstanding letters of credit)	$107.6	$229.6
$180 term loan	171.0	180.0
$150 senior unsecured notes, net of discount	149.1	148.9
$100 Series A Notes	100.0	—
Other	0.4	—
Total debt	528.1	558.5
Less: current portion	9.4	15.0
Total long-term debt	$518.7	$543.5

The following table summarizes the scheduled maturities of long-term debt for 2016 through 2020:

Amount
2016	$9.4
2017	13.5
2018	18.0
2019	18.0
2020	370.1

On December 19, 2014, the Company entered into a Second Amendment (the “JPM Amendment”) to the Amended and Restated Credit Agreement, dated as of November 19, 2012, which governs our revolving credit facility and term loan (the “Facility”), by and among the Company and certain of its affiliates, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. The JPM Amendment provides for revolving loans of up to $700.0 and a term loan in the amount of $180.0 and extends the maturity date of the Facility to December 19, 2019. The JPM Amendment also amends a financial covenant in the Facility to provide the Company and its subsidiaries greater flexibility to consummate acquisitions. The financial covenant amendment allows for an increase in the Company’s permitted maximum leverage ratio during the three quarters subsequent to an acquisition valued in excess of $75.0. We are allowed this increase up to two times during the term of the Facility (each, a “Leverage Holiday”). New deferred financing costs related to the JPM Amendment were $1.0, which along with existing costs of $2.0, are being amortized to interest expense over the term of the Facility.

Borrowings under the Facility bear interest at variable rates plus a margin amount based upon our leverage.  There is also a facility fee based upon our leverage.  All revolving amounts due under the Facility mature upon expiration.  By its terms, the term loan amortizes such that 38% of the principal will be repaid over approximately a five-year term, with the balance due at maturity.  The Company also has the ability, under certain circumstances and with the lenders’ approval, to increase the total borrowing capacity under the Facility by $300.0. These borrowings are classified as long-term, with the exception of the term loan, where payments due within the next 12 months are classified as current. The Facility is an unsubordinated obligation of Hillenbrand and ranks equally in right of payment with all our other existing and future unsubordinated obligations.

With respect to the Facility, as of September 30, 2015, we had $13.6 in outstanding letters of credit issued and $578.8 of maximum borrowing capacity.  $454.3 of borrowing capacity is immediately available based on our leverage covenant at September 30, 2015, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.29% and 1.33% for 2015 and 2014.  The weighted average facility fee was 0.22% and 0.28% for 2015 and 2014. The weighted-average interest rate on the term loan was 1.54% and 1.61% for 2015 and 2014.

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

The indenture governing the Notes does not limit our ability to incur additional indebtedness.  It does, however, contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions.  The indenture provides holders of debt securities with remedies if we fail to perform specific obligations.  In the event of a “Change of Control Triggering Event,” each holder of the Notes has the right to require the Company to purchase all or a portion of its Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.  The Notes are redeemable with prior notice.

On December 15, 2014, we issued $100.0 in 4.60% Series A unsecured notes (“Series A Notes”) pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), among the Company, Prudential Investment Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that became a purchaser thereunder. The Series A Notes are unsecured, mature on December 15, 2024, and bear interest at 4.60% payable semi-annually in arrears. The Company may at any time upon providing notice, prepay all or part of the Series A Notes at 100% of the principal amount prepaid plus a Make-Whole Amount (as defined therein). Deferred financing costs of $0.4 related to the Series A Notes are being amortized to interest expense over the term of the Series A Notes.

On December 15, 2014, the Company and certain of the Company’s domestic subsidiaries entered into an amendment (the “First Amendment”) to the Shelf Agreement and on December 19, 2014, entered into a separate amendment (the “Second Amendment” and, collectively with the First Amendment, the “Prudential Amendments”) to the Shelf Agreement. The Prudential Amendments, among other things, amend a financial covenant contained in the Shelf Agreement to provide for Leverage Holidays similar to those discussed above regarding the Facility. If a Leverage Holiday is elected, in addition to the interest accruing on the Series A Notes, the Company must pay to each holder of a Series A Note a fee equivalent to 0.75% per annum.

On February 18, 2015, we entered into an Amendment Agreement (the “Amendment Agreement”), amending and restating our €150.0 Syndicated Letter of Guarantee Facility (as amended, “LG Facility”), dated as of June 3, 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Amendment Agreement extends the maturity date of the LG Facility until at least December 19, 2019, and, among other amendments, amends a financial covenant contained in the LG Facility to provide for Leverage Holidays similar to those discussed above regarding the Facility. The Company has the potential, under certain circumstances and with the lenders’ approval, to increase the total capacity under the LG facility by an additional €70.0.  Guarantees provided under the LG Facility are priced at tiered rates based upon our leverage and charges for unused capacity are assessed at 35% of the applicable guarantee rate (0.80% at September 30, 2015).  Deferred financing costs of $1.8 are being amortized to interest expense over the term of the LG Facility.  There were no direct borrowings associated with the LG Facility.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of September 30, 2015, we had credit arrangements totaling $218.7, under which $139.6 was utilized for this purpose.  These arrangements included the LG Facility and other ancillary credit facilities.

The availability of borrowings under the Facility, the Shelf Agreement, and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0.  As of September 30, 2015, we were in compliance with all covenants.

The Facility, senior unsecured notes, Series A Notes, and LG Facility are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

We had restricted cash of $0.8 and $0.4 at September 30, 2015 and 2014.

5.              Retirement Benefits

Defined Benefit Retirement Plans — Approximately 39% of our employees participate in one of four defined benefit retirement programs, including the master defined benefit retirement plan in the U.S., the defined benefit plans of our German and Swiss subsidiaries, and the supplemental executive defined benefit retirement plan.  We fund the pension trusts in compliance with ERISA or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period.  The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All pension plans have a September 30 measurement date.

Effect on Operations — The components of net pension costs under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2015	2014	2013	2015	2014	2013
Service cost	$4.3	$4.0	$4.7	$1.7	$1.6	$1.6
Interest cost	14.4	14.5	12.7	2.8	4.2	3.9
Expected return on plan assets	(14.3)	(14.0)	(12.9)	(1.0)	(1.0)	(1.0)
Amortization of unrecognized prior service cost, net	0.9	0.9	0.9	—	—	—
Amortization of actuarial loss	5.3	3.8	7.2	0.1	—	—
Settlement expense	17.7	—	—	—	—	—
Net pension costs	$28.3	$9.2	$12.6	$3.6	$4.8	$4.5

On April 1, 2015, we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in September 2015, funded by the existing assets in the Plan. As a result, the assets in the Plan decreased by benefits paid of $75.9, and the projected obligation of the plan decreased by $81.9, consisting of benefits paid of $75.9 and the gain due to settlement of $6.0, which is included in accumulated other comprehensive income. The Company also recorded a non-cash income statement settlement pre-tax charge of $17.7 in September 2015.

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2015	2014	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of year	$338.5	$307.4	$142.9	$140.0
Projected benefit obligation attributable to acquisitions	—	—	—	1.9
Service cost	4.3	4.0	1.7	1.6
Interest cost	14.4	14.5	2.8	4.2
Amendments	—	—	0.7	—
Actuarial loss	10.0	26.5	6.2	12.8
Benefits paid	(89.0)	(13.9)	(8.3)	(8.8)
Gain due to settlement	(6.0)	—	—	—
Employee contributions	—	—	0.8	0.7
Effect of exchange rates on projected benefit obligation	—	—	(12.6)	(9.5)
Projected benefit obligation at end of year	272.2	338.5	134.2	142.9

Change in plan assets:
Fair value of plan assets at beginning of year	249.7	228.1	29.4	28.6
Actual return on plan assets	(8.6)	26.6	—	1.0
Employee and employer contributions	6.8	10.2	8.9	10.4
Benefits paid	(89.0)	(13.9)	(8.3)	(8.8)
Administrative expenses paid	—	(1.3)	—	—
Effect of exchange rates on plan assets	—	—	(0.5)	(1.8)
Fair value of plan assets at end of year	158.9	249.7	29.5	29.4

Funded status:
Plan assets less than benefit obligations	$(113.3)	$(88.8)	$(104.7)	$(113.5)

Amounts recorded in the consolidated balance sheets:
Other assets	$—	$—	$—	$0.1
Accrued pension costs, current portion	(1.8)	(1.8)	(6.9)	(7.9)
Accrued pension costs, long-term portion	(111.5)	(87.0)	(97.8)	(105.7)
Plan assets less than benefit obligations	$(113.3)	$(88.8)	$(104.7)	$(113.5)

Net actuarial losses ($86.4) and prior service costs ($1.5), less an aggregate tax effect ($30.8), are included as components of accumulated other comprehensive loss at September 30, 2015.  Net actuarial losses ($75.8) and prior service costs ($2.4), less an aggregate tax effect ($28.0), are included as components of accumulated other comprehensive loss at September 30, 2014.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2016 is expected to be $5.0.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $390.1 and $463.8 at September 30, 2015 and 2014.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2015	2014	2015	2014
Projected benefit obligation	$272.2	$338.5	$134.2	$113.6
Accumulated benefit obligation	258.9	324.0	131.2	113.6
Fair value of plan assets	158.9	249.7	29.5	—

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2015	2014	2013	2015	2014	2013
Discount rate for obligation, end of year	4.4%	4.4%	4.9%	2.1%	2.3%	3.5%
Discount rate for expense, during the year	4.4%	4.9%	4.0%	1.9%	3.0%	3.3%
Expected rate of return on plan assets	6.3%	6.6%	6.6%	3.5%	3.5%	3.5%
Rate of compensation increase	3.0%	3.0%	2.6%	0.2%	0.2%	0.2%

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

None of Hillenbrand’s common stock was directly owned by the pension plan trusts at September 30, 2015.

The tables below provide the fair value of our pension plan assets by asset category at September 30, 2015 and 2014.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 13 for definitions.

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

U.S. Pension Plans

Effective September 30, 2015, we adopted new accounting guidance for investments that calculate net asset value per share (or its equivalent). As a result of the adoption of this new guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2015, and 2014, the fair values of these investments, were $158.9 and $249.7, which had been previously classified in level 2 at September 30, 2014. The guidance was required to be applied retrospectively, and accordingly, prior period amounts have been revised to conform with the current period presentation.

Non-U.S. Pension Plans

	Fair Value at September 30, 2015 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$5.5	$5.5	$—	$—
Equity securities	5.9	5.9	—	—
Corporate bonds	—	—	—	—
Other types of investments:
Government index funds	5.2	5.2	—	—
Corporate bond funds	9.9	9.9	—	—
Equity mutual funds	—	—	—	—
Real estate and real estate funds	2.0	—	—	2.0
Other	1.0	—	1.0	—
Total Non-U.S. pension plan assets	$29.5	$26.5	$1.0	$2.0

	Fair Value at September 30, 2014 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$5.4	$5.4	$—	$—
Equity securities	7.3	7.3	—	—
Corporate bonds	9.0	9.0	—	—
Other types of investments:
Government index funds	5.7	5.7	—	—
Corporate bond funds	—	—	—	—
Equity mutual funds	—	—	—	—
Real estate and real estate funds	2.0	—	—	2.0
Total Non-U.S. pension plan assets	$29.4	$27.4	$—	$2.0

Cash Flows — During 2015, 2014, and 2013 we contributed cash of $14.9, $19.9, and $20.1, to our defined benefit retirement plans.  The increase in contributions in 2013 was a result of the Coperion acquisition.  We expect to make estimated contributions of $14.9 in 2016, although we may make additional discretionary contributions.  We will evaluate business conditions and capital and equity market volatility to determine whether we will make discretionary contributions.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S Pension Plans Projected Pension Benefits Payout
2016	$11.7	$7.3
2017	12.3	7.2
2018	13.1	7.0
2019	13.9	6.8
2020	14.7	6.6
2021 - 2025	83.0	31.1

Defined Contribution Plans — We sponsor a number of defined contribution plans.  Depending on the plan, we may make contributions up to 4% of an employee’s compensation and matching contributions up to 6% of compensation.  Company contributions generally vest over a period of zero to five years.  Expenses related to our defined contribution plans were $9.1, $8.7, and $8.2 for 2015, 2014, and 2013.

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  We use a measurement date of September 30.  The net postretirement healthcare benefit cost for 2015, 2014, and 2013 was $0.3, $0.3, and $0.6.

	September 30,
	2015	2014
Benefit obligation at beginning of year	$8.9	$9.8
Interest cost	0.3	0.3
Service cost	0.4	0.4
Actuarial loss (gain)	1.1	(1.4)
Net benefits paid	(0.4)	(0.2)
Benefit obligation at end of year	$10.3	$8.9

Amounts recorded in the balance sheets:
Accrued postretirement benefits, current portion	$0.9	$0.7
Accrued postretirement benefits, long-term portion	9.4	8.2
Net amount recognized	$10.3	$8.9

The weighted-average assumptions used in revaluing our obligation under the postretirement healthcare plan were:

	Year Ended September 30,
	2015	2014	2013
Discount rate for obligation	3.7%	3.7%	3.5%
Healthcare cost rate assumed for next year	7.6%	7.2%	7.7%
Ultimate trend rate	4.5%	5.0%	5.0%

Net actuarial gains of $4.2 and $5.8, less tax of $1.6 and $1.6, were included as a component of accumulated other comprehensive loss at September 30, 2015 and 2014.  The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2016 is $0.4.  A one percentage-point increase/decrease in the assumed healthcare cost trend rates as of September 30, 2015, would cause an increase/decrease in service and interest costs of $0.1, along with an increase/decrease in the benefit obligation of $0.7.

We fund the postretirement healthcare plan as benefits are paid.  Current plan benefits are expected to require net Company contributions for retirees of $0.9 per year for the foreseeable future.

6.              Other Long-Term Liabilities

	September 30,
	2015	2014
Casket pricing obligation	$4.8	$5.7
Rabbi trust liability	4.6	5.0
Self-insurance loss reserves	15.3	15.5
Other	11.5	12.2
	36.2	38.4
Less current portion	(4.9)	(4.6)
Total long-term portion	$31.3	$33.8

The casket pricing obligation is associated with a program for the future sale of caskets made in connection with prearranged funerals and was discontinued for arrangements made after December 31, 2004.  The remaining liability under the program is being recognized as a component of revenue as casket sales subject to the program are delivered and the obligation is satisfied.

7.              Income Taxes

	Year Ended September 30,
	2015	2014	2013
Domestic	$110.0	$104.7	$108.0
Foreign	52.3	55.2	(14.3)
Total earnings before income taxes	$162.3	$159.9	$93.7

Income tax expense:
Current provision:
Federal	$35.0	$39.0	$37.0
State	4.4	6.2	5.5
Foreign	10.2	11.7	9.4
Total current provision	49.6	56.9	51.9

Deferred provision (benefit):
Federal	(0.5)	(6.1)	(2.9)
State	1.6	1.3	(0.5)
Foreign	(1.6)	(3.4)	(20.2)
Total deferred provision (benefit)	(0.5)	(8.2)	(23.6)
Income tax expense	$49.1	$48.7	$28.3

	Year Ended September 30,
	2015	2014	2013
Federal statutory rates	35.0%	35.0%	35.0%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	2.3	3.2	3.5
Foreign income tax rate differential	(6.2)	(7.2)	(7.0)
Domestic manufacturer’s deduction	(2.2)	(2.3)	(4.0)
Non-deductible acquisition costs	—	—	1.4
Valuation allowance	0.3	0.3	0.8
Other, net	1.0	1.5	0.5
Effective income tax rate	30.2%	30.5%	30.2%

	September 30,
	2015	2014
Deferred tax assets:
Employee benefit accruals	$81.2	$71.8
Loss and tax credit carryforwards	37.4	39.3
Rebates and other discounts	5.6	4.8
Self-insurance reserves	4.8	6.3
Casket pricing obligation	1.9	2.3
Allowance for doubtful accounts	1.1	1.6
Inventory, net	2.2	2.1
Other, net	13.0	18.7
Total deferred tax assets before valuation allowance	147.2	146.9
Less valuation allowance	(2.8)	(2.5)
Total deferred tax assets, net	144.4	144.4
Deferred tax liabilities:
Depreciation	(9.7)	(17.1)
Amortization	(136.3)	(146.2)
Long-term contracts and customer prepayments	(25.7)	(23.3)
Unremitted earnings of foreign operations	(0.2)	(0.2)
Other, net	(5.2)	(2.9)
Total deferred tax liabilities	(177.1)	(189.7)
Deferred tax liabilities, net	$(32.7)	$(45.3)

Amounts recorded in the balance sheets:
Deferred taxes, current	$(3.5)	$9.8
Deferred taxes, long-term	(29.2)	(55.1)
Deferred tax liabilities, net	$(32.7)	$(45.3)

At September 30, 2015, we had $7.7 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which began to expire in 2015, and $29.7 of deferred tax assets related to foreign net operating loss carryforwards, which will begin to expire in 2016. Deferred tax assets of $37.4 as of September 30, 2015, were reduced by a valuation allowance of $2.8 relating to foreign net operating loss carryforwards.  At September 30, 2015 and 2014, we had $14.6 and $2.1 of current income tax payable classified as other current liabilities on our balance sheets.

We have established a valuation allowance for deferred tax assets when it has been determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2015 and 2014, U.S. federal and state income taxes have not been provided on accumulated undistributed earnings of substantially all our foreign subsidiaries, as these earnings were considered permanently reinvested.  The total permanently reinvested earnings were $129.4 and $84.0 for 2015 and 2014.  These amounts represent book earnings translated at historical rates. It is not practicable to estimate the tax liabilities that would be incurred upon full repatriation of undistributed earnings due to foreign tax credit limitation uncertainty and uncertainty on applicable withholding tax rate on certain foreign to foreign distributions.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2015	2014	2013
Balance at September 30	$8.4	$6.4	$2.9
Additions for tax positions related to the current year	0.6	2.5	0.2
Additions for tax positions of prior years	0.8	—	1.5
Reductions for tax positions of prior years	(2.0)	(0.3)	(1.2)
Settlements	—	(0.2)	(1.3)
Balance attributable to acquisition of Coperion	—	—	4.3
Balance at September 30	$7.8	$8.4	$6.4

The gross unrecognized tax benefit included $6.8 and $7.6 at September 30, 2015 and 2014 that if recognized, would impact the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2015 and 2014, we recognized $0.2 and $0.4 in additional interest and penalties.  Excluded from the reconciliation were $0.9 and $0.8 of accrued interest and penalties at September 30, 2015 and 2014.

We operate in multiple income tax jurisdictions both inside and outside the U.S. and are currently under examination in various federal, state, and foreign jurisdictions. Specifically, we are currently under examination in the U.S. for 2014 and under examination in Germany for 2004 through 2008. In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range up to $2.6 based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although we believe that adequate provision has been made for such issues, it is possible that their ultimate resolution could affect our earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced and yield a positive impact on earnings.  We do not expect that the outcome of these audits will significantly impact the financial statements.

8.                    Earnings per Share

The dilutive effects of performance-based stock awards described in Note 9 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date.  At September 30, 2015, 2014, and 2013, potential dilutive effects, representing 1,600,000, 1,900,000, and 2,100,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Year Ended September 30,
	2015	2014	2013
Net income(1)	$111.4	$109.7	$63.4
Weighted average shares outstanding — basic (in millions)	63.2	63.2	62.7
Effect of dilutive stock options and unvested time-based restricted stock (in millions)	0.7	0.6	0.3
Weighted average shares outstanding — diluted (in millions)	63.9	63.8	63.0

Earnings per share — basic	$1.76	$1.74	$1.01
Earnings per share — diluted	$1.74	$1.72	$1.01

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	0.7	0.4	1.3

(1) Net income attributable to Hillenbrand

9.             Share-Based Compensation

We have share-based compensation plans under which 12,685,436 shares were initially registered and available for issuance.  As of September 30, 2015, 3,913,518 shares were outstanding under these plans and 4,152,832 shares had been issued, leaving 4,619,086 shares available for future issuance.  This included our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, which provides for long-term performance compensation for key employees and members of the Board of Directors.  It also included our Supplemental Retirement Plan.  A variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2015	2014	2013
Stock-based compensation cost	$12.0	$7.5	$6.4
Less impact of income tax	4.4	2.8	2.3
Stock-based compensation cost, net of tax	$7.6	$4.7	$4.1

The Company realized current tax benefits of $3.0 from the exercise of stock options and the payment of stock awards during 2015.

Stock Options — The fair values of option grants under the Hillenbrand, Inc. Stock Incentive Plan are estimated on the date of grant using the binomial option-pricing model, which incorporates the possibility of early exercise of options into the valuation as well as our historical exercise and termination experience to determine the option value.  The grants are contingent upon continued employment and generally vest over a three-year period.  Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $8.38, $6.97, and $4.91 per share for 2015, 2014, and 2013.  The following assumptions were used in the determination of fair value:

	Year Ended September 30,
	2015	2014	2013
Risk-free interest rate	0.1 - 2.2%	0.1 - 2.8%	0.2 - 1.6%
Weighted-average dividend yield	2.5%	2.8%	3.8%
Weighted-average volatility factor	31.8%	33.5%	34.9%
Exercise factor	33.1%	29.5%	32.1%
Post-vesting termination rate	5.0%	5.0%	5.0%
Expected life (years)	4.6	4.2	4.1

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

The following tables provide a summary of outstanding stock option awards:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2014	2,479,367	$21.52
Granted	360,903	32.66
Exercised	(245,591)	21.22
Forfeited	(73,283)	28.01
Expired	(4,264)	26.29
Outstanding at September 30, 2015	2,517,132	22.95

Exercisable at September 30, 2015	1,851,230	20.71

As of September 30, 2015, there was $2.7 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 1.6 years.  This unrecognized compensation expense included a reduction for our estimate of potential forfeitures.  As of September 30, 2015, the average remaining life of the outstanding stock options was 5.4 years with an aggregate intrinsic value of $10.4.  As of September 30, 2015, the average remaining life of the exercisable stock options was 4.3 years with an aggregate intrinsic value of $9.8.  The total intrinsic value of options exercised by employees and directors during 2015, 2014, and 2013 was $2.8, $6.1, and $0.9.

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

In 2015, in addition to the performance-based stock awards described above, we also granted performance-based stock awards based on a relative total shareholder return formula (“TSR”).  The Monte-Carlo simulation method is used to determine fair value of the TSR award.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of ours and the Peer Group’s future expected stock prices.  Expense for the TSR award is determined at the grant date based upon the projected performance and recorded on a straight-line basis over the vesting period. Unlike our other performance-based awards, expense is not adjusted for the final attainment level at the end of the vesting period.

The value of time-based stock awards and performance-based stock awards in our common stock is the fair value at the date of grant. The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2015, 2014, and 2013 was $7.1, $5.8, and $6.5 (including dividends). A summary of the unvested stock award activity presented below represents the maximum number of shares that could be earned or vested:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2014	119,083	$25.09
Granted	69,073	30.99
Vested	(88,372)	27.95
Forfeited	(18,341)	22.49
Non-vested time-based stock awards at September 30, 2015	81,443	27.56

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2014	1,209,318	$24.22
Granted	474,599	33.44
Vested	(144,715)	20.72
Forfeited	(603,151)	21.95
Non-vested performance-based stock awards at September 30, 2015	936,051	30.91

As of September 30, 2015, $1.5 and $4.4 of unrecognized stock-based compensation was associated with our unvested time-based stock awards and performance-based stock awards based upon projected performance to date.  These costs are expected to be recognized over a weighted-average period of 1.3 and 1.4 years.  This unrecognized compensation expense included a reduction for an estimate of potential forfeitures.  As of September 30, 2015, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $2.1 and $24.2.  The weighted-average grant date fair value of time-based stock awards was $29.50 and $22.25 per share for 2014 and 2013.  The weighted-average grant date fair value of performance-based stock awards was $28.56 and $20.76 per share for 2014 and 2013.

Dividends payable in stock accrue on both time-based and performance-based stock awards, and are subject to the same terms as the original grants.  As of September 30, 2015, a total of 30,018 stock units had accumulated on unvested stock awards due to dividend reinvestments and were excluded from the tables above.  The aggregate fair value of these units at September 30, 2015 was $0.8.

Vested Deferred Stock — Past stock-based compensation programs allowed deferrals after vesting to be set up as deferred stock.  As of September 30, 2015, there were 348,874 shares that were deferred fully-vested and were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2015 was $9.1.

10.          Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Available- for-Sale Securities	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$—	$(52.2)
Other comprehensive income before reclassifications
Before tax amount	(18.0)	(47.2)	(6.6)	—	(71.8)	$(0.4)	$(72.2)
Tax benefit (expense)	6.1	—	3.1	—	9.2	—	9.2
After tax amount	(11.9)	(47.2)	(3.5)	—	(62.6)	(0.4)	(63.0)
Amounts reclassified from accumulated other comprehensive income(1)	3.5	—	3.4	—	6.9	—	6.9
Net current period other comprehensive income (loss)	(8.4)	(47.2)	(0.1)	—	(55.7)	$(0.4)	$(56.1)
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$—	$(107.9)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$2.5	$2.5
Cost of goods sold	3.5	0.5	0.1	4.1
Operating expenses	1.3	0.3	—	1.6
Other income (expense), net	—	—	1.9	1.9
Total before tax	$4.8	$0.8	$4.5	10.1
Tax expense				(3.2)
Total reclassifications for the period, net of tax				$6.9

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Available- for-Sale Securities	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$—	$(1.4)
Other comprehensive income before reclassifications
Before tax amount	(23.8)	(36.3)	1.0	—	(59.1)	$(0.1)	$(59.2)
Tax benefit (expense)	8.1	—	(0.3)	—	7.8	—	7.8
After tax amount	(15.7)	(36.3)	0.7	—	(51.3)	(0.1)	(51.4)
Amounts reclassified from accumulated other comprehensive income(1)	2.7	—	(2.2)	—	0.5	—	0.5
Net current period other comprehensive income (loss)	(13.0)	(36.3)	(1.5)	—	(50.8)	$(0.1)	$(50.9)
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$—	$(52.2)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(1.6)	$(1.6)
Cost of goods sold	2.5	0.5	(0.5)	2.5
Operating expenses	0.9	0.3	—	1.2
Other income (expense), net	—	—	(1.1)	(1.1)
Total before tax	$3.4	$0.8	$(3.2)	1.0
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$0.5

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Available- for-Sale Securities	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2012	$(58.5)	$16.2	$(0.3)	$0.2	$(42.4)
Other comprehensive income before reclassifications
Before tax amount	33.1	15.2	0.3	(0.3)	48.3	$(0.5)	$47.8
Tax benefit (expense)	(12.5)	—	(0.1)	0.1	(12.5)	—	(12.5)
After tax amount	20.6	15.2	0.2	(0.2)	35.8	(0.5)	35.3
Amounts reclassified from accumulated other comprehensive income(1)	4.9	—	0.3	—	5.2	—	5.2
Net current period other comprehensive income (loss)	25.5	15.2	0.5	(0.2)	41.0	$(0.5)	$40.5
Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$—	$(1.4)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2013
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	4.8	0.5	—	5.3
Operating expenses	2.1	0.4	—	2.5
Other income (expense), net	—	—	0.2	0.2
Total before tax	$6.9	$0.9	$0.4	8.2
Tax expense				(3.0)
Total reclassifications for the period, net of tax				$5.2

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

11.          Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases.  Rental expense for 2015, 2014, and 2013 was $30.0, $26.2 and $23.7.  The aggregate future minimum lease payments for operating leases, excluding renewable periods, as of September 30, 2015, were as follows:

Amount
2016	$18.1
2017	13.6
2018	10.9
2019	8.2
2020	7.1
Thereafter	40.7
$98.6

Litigation

General — Like most companies, we are involved from time to time in claims, lawsuits, and government proceedings relating to our operations, including environmental, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to litigation.  If a loss is not considered probable and/or cannot be reasonably estimated, we are required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

12.             Other (Expense) Income, Net

	Year Ended September 30,
	2015	2014	2013
Equity in net income (loss) of affiliates	$(2.1)	$2.8	$(1.3)
Foreign currency exchange gain (loss)	(4.4)	(1.5)	0.1
Business acquisition costs, net	—	—	1.0
Gain on exercise of warrants	—	5.2	—
Service cancellation agreement	—	2.5	—
Other, net	(1.4)	(0.3)	(0.2)
Other (expense) income, net	$(7.9)	$8.7	$(0.4)

In the spin-off from our former parent, we acquired warrants to purchase the common stock of Forethought Financial Group, Inc. (“Forethought”).  Forethought was acquired by a third-party during 2014.  In connection with that acquisition, these warrants were exercised for $6.2, resulting in a gain of $5.2.

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

Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at 9/30/2015	Fair Value at September 30, 2015
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$48.3	$48.3	$—	$—
Investments in rabbi trust	4.6	4.6	—	—
Derivative instruments	1.1	—	1.1	—

Liabilities:
$150 senior unsecured notes	149.1	165.0	—	—
Revolving credit facilities	107.6	—	107.6	—
Term loan	171.0	—	171.0	—
$100 Series A Notes	100.0	—	100.6	—
Derivative instruments	5.8	—	5.8	—

	Carrying Value at 9/30/2014	Fair Value at September 30, 2014
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58.0	$58.0	$—	$—
Investments in rabbi trust	5.0	5.0	—	—
Derivative instruments	1.2	—	1.2	—
	1
Liabilities:
$150 senior unsecured notes	148.9	163.7	—	—
Revolving credit facilities	229.6	—	229.6	—
Term loan	180.0	—	180.0	—
Derivative instruments	4.1	—	4.1	—

Valuation Techniques

•	The fair value of the investments in the rabbi trust were based on quoted prices in active markets. The trust assets consist of participant-directed investments in publicly traded mutual funds.

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

•
The fair values of the revolving credit facility, term loan, and Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facilities or term loan.

•
The private equity limited partnerships were excluded from the tables above. The carrying amount of these assets (included as a component of other assets within the balance sheet) was $8.3 and $12.1 at September 30, 2015 and 2014. The fair value of these equity method investments was not readily available.

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

	September 30,
	2015	2014	2013
Net revenue
Process Equipment Group	$992.8	$1,075.0	$932.7
Batesville	604.0	592.2	620.7
Total net revenue	$1,596.8	$1,667.2	$1,553.4

Adjusted EBITDA
Process Equipment Group	$160.5	$150.4	$116.4
Batesville	145.5	150.8	161.0
Corporate	(37.3)	(25.7)	(29.9)

Net revenue(1)
United States	$915.0	$874.4	$886.3
International	681.8	792.8	667.1
Total revenue	$1,596.8	$1,667.2	$1,553.4

Depreciation and amortization
Process Equipment Group	$37.2	$41.9	$71.1
Batesville	15.8	15.5	17.9
Corporate	1.3	1.0	0.4
Total depreciation and amortization	$54.3	$58.4	$89.4

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	September 30,
	2015	2014
Total assets assigned
Process Equipment Group	$1,537.3	$1,632.8
Batesville	224.9	237.8
Corporate	45.9	47.9
Total assets	$1,808.1	$1,918.5

Tangible long-lived assets, net
United States	$95.7	$93.7
International	62.6	65.8
Tangible long-lived assets, net	$158.3	$159.5

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Year Ended September 30,
	2015	2014	2013
Adjusted EBITDA:
Process Equipment Group	$160.5	$150.4	$116.4
Batesville	145.5	150.8	161.0
Corporate	(37.3)	(25.7)	(29.9)
Less:
Interest income	(1.0)	(0.8)	(0.6)
Interest expense	23.8	23.3	24.0
Income tax expense	49.1	48.7	28.3
Depreciation and amortization	54.3	58.4	89.4
Business acquisition costs	3.6	8.4	16.0
Inventory step-up	—	—	21.8
Restructuring	7.5	5.5	2.8
Litigation	0.5	20.8	0.2
Pension Settlement	17.7	—	—
Other	—	—	0.2
Consolidated net income	$113.2	$111.2	$65.4

15.             Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net revenue	$401.5	$404.6	$398.7	$392.0
Gross profit	138.4	148.6	138.9	144.5
Net income(1)	29.5	30.7	32.1	19.1
Earnings per share — basic	0.47	0.49	0.51	0.30
Earnings per share —diluted	0.46	0.48	0.50	0.30

2014
Net revenue	$384.9	$396.8	$416.8	$468.7
Gross profit	131.0	142.8	149.3	166.1
Net income(1)	20.3	33.0	32.8	23.6
Earnings per share — basic	0.32	0.52	0.52	0.38
Earnings per share —diluted	0.32	0.51	0.51	0.37

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

Condensed Consolidating Statements of Income

	Year Ended September 30, 2015					Year Ended September 30, 2014					Year Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$912.0	$889.0	$(204.2)	$1,596.8	$—	$866.1	$1,001.9	$(200.8)	$1,667.2	$—	$863.4	$862.7	$(172.7)	$1,553.4
Cost of goods sold	—	475.6	654.5	(103.7)	1,026.4	—	441.9	736.0	(99.9)	1,078.0	—	442.8	655.8	(63.9)	1,034.7
Gross profit	—	436.4	234.5	(100.5)	570.4	—	424.2	265.9	(100.9)	589.2	—	420.6	206.9	(108.8)	518.7
Operating expenses	33.1	244.1	153.9	(100.5)	330.6	41.0	261.4	181.6	(100.9)	383.1	42.0	243.9	159.4	(108.8)	336.5
Amortization expense	0.4	11.4	16.3	—	28.1	0.5	11.4	19.7	—	31.6	0.4	16.1	47.6	—	64.1
Pension settlement charge	3.3	14.4	—	—	17.7	—	—	—	—	—	—	—	—	—	—
Interest expense	20.5	0.8	2.5	—	23.8	18.9	0.4	4.0	—	23.3	19.8	0.2	4.4	(0.4)	24.0
Other income (expense), net	(0.2)	(4.0)	(3.7)	—	(7.9)	(0.1)	8.5	0.3	—	8.7	1.4	(3.5)	2.1	(0.4)	(0.4)
Equity in net income (loss) of subsidiaries	141.1	12.5	—	(153.6)	—	144.4	10.3	—	(154.7)	—	105.2	10.0	—	(115.2)	—
Income (loss) before income taxes	83.6	174.2	58.1	(153.6)	162.3	83.9	169.8	60.9	(154.7)	159.9	44.4	166.9	(2.4)	(115.2)	93.7
Income tax expense (benefit)	(27.8)	60.5	16.4	—	49.1	(25.8)	59.7	14.8	—	48.7	(19.0)	58.5	(11.2)	—	28.3
Consolidated net income	111.4	113.7	41.7	(153.6)	113.2	109.7	110.1	46.1	(154.7)	111.2	63.4	108.4	8.8	(115.2)	65.4
Less: Net income attributable to noncontrolling interests	—	—	1.8	—	1.8	—	—	1.5	—	1.5	—	—	2.0	—	2.0
Net income (loss)(1)	$111.4	$113.7	$39.9	$(153.6)	$111.4	$109.7	$110.1	$44.6	$(154.7)	$109.7	$63.4	$108.4	$6.8	$(115.2)	$63.4
Consolidated comprehensive income (loss)	$55.7	$103.5	$0.8	$(102.9)	$57.1	$58.9	$100.7	$(8.4)	$(90.9)	$60.3	$104.4	$132.5	$28.5	$(159.5)	$105.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.4	—	1.4	—	—	1.4	—	1.4	—	—	1.5	—	1.5
Comprehensive income (loss)(2)	$55.7	$103.5	$(0.6)	$(102.9)	$55.7	$58.9	$100.7	$(9.8)	$(90.9)	$58.9	$104.4	$132.5	$27.0	$(159.5)	$104.4

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	September 30, 2015					September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$0.3	$7.1	$40.9	$—	$48.3	$0.4	$10.6	$47.0	$—	$58.0
Trade receivables, net	—	113.4	74.5	—	187.9	—	113.2	77.8	—	191.0
Unbilled receivables from long-term manufacturing contracts	—	13.5	131.4	—	144.9	—	4.0	145.3	—	149.3
Inventories	—	69.0	87.1	(2.5)	153.6	—	69.7	101.8	(3.0)	168.5
Deferred income taxes	1.8	15.7	4.4	—	21.9	10.6	17.3	2.6	—	30.5
Prepaid expense	2.8	6.5	14.5	—	23.8	2.5	4.9	11.6	—	19.0
Intercompany receivables	—	921.8	60.2	(982.0)	—	291.0	1,189.9	5.3	(1,486.2)	—
Other current assets	0.6	1.9	20.8	0.4	23.7	1.2	2.1	17.8	0.4	21.5
Total current assets	5.5	1,148.9	433.8	(984.1)	604.1	305.7	1,411.7	409.2	(1,488.8)	637.8
Property, plant and equipment, net	6.3	66.2	85.8	—	158.3	6.7	65.4	87.4	—	159.5
Intangible assets, net	2.2	175.6	281.8	—	459.6	2.5	186.1	321.9	—	510.5
Goodwill	—	211.7	332.3	—	544.0	—	211.7	359.0	—	570.7
Investment in consolidated subsidiaries	2,082.7	836.1	—	(2,918.8)	—	2,000.2	644.0	—	(2,644.2)	—
Other assets	24.5	31.0	0.9	(14.3)	42.1	25.8	9.9	4.3	—	40.0
Total Assets	$2,121.2	$2,469.5	$1,134.6	$(3,917.2)	$1,808.1	$2,340.9	$2,528.8	$1,181.8	$(4,133.0)	$1,918.5

Trade accounts payable	$0.5	$22.7	$81.3	$(0.2)	$104.3	$3.0	$32.8	$156.8	$—	$192.6
Liabilities from long-term manufacturing contracts and advances	—	13.5	66.2	—	79.7	—	20.4	55.7	—	76.1
Current portion of long-term debt	9.0	—	0.4	—	9.4	15.0	—	—	—	15.0
Accrued compensation	3.9	23.0	35.4	—	62.3	5.0	55.3	9.3	—	69.6
Deferred income taxes	—	—	25.4	—	25.4	—	1.6	19.1	—	20.7
Intercompany payables	979.7	4.8	—	(984.5)	—	1,202.7	286.5	—	(1,489.2)	—
Other current liabilities	18.1	46.0	58.6	0.4	123.1	4.1	61.6	51.0	0.4	117.1
Total current liabilities	1,011.2	110.0	267.3	(984.3)	404.2	1,229.8	458.2	291.9	(1,488.8)	491.1
Long-term debt	513.1	—	5.6	—	518.7	525.9	—	17.6	—	543.5
Accrued pension and postretirement healthcare	1.1	119.8	97.8	—	218.7	1.0	94.2	105.7	—	200.9
Deferred income taxes	—	17.0	26.5	(14.1)	29.4	0.8	15.1	39.5	—	55.4
Other long-term liabilities	1.7	20.4	9.2	—	31.3	0.1	27.7	6.0	—	33.8
Total Liabilities	1,527.1	267.2	406.4	(998.4)	1,202.3	1,757.6	595.2	460.7	(1,488.8)	1,324.7
Total Hillenbrand Shareholders’ Equity	594.1	2,202.3	716.5	(2,918.8)	594.1	583.3	1,933.6	710.6	(2,644.2)	583.3
Noncontrolling interests	—	—	11.7	—	11.7	—	—	10.5	—	10.5
Total Equity	594.1	2,202.3	728.2	(2,918.8)	605.8	583.3	1,933.6	721.1	(2,644.2)	593.8
Total Liabilities and Equity	$2,121.2	$2,469.5	$1,134.6	$(3,917.2)	$1,808.1	$2,340.9	$2,528.8	$1,181.8	$(4,133.0)	$1,918.5

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2015					Year Ended September 30, 2014					Year Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$76.0	$91.0	$23.6	$(85.6)	$105.0	$81.8	$46.9	$98.2	$(47.3)	$179.6	$152.1	$107.4	$(36.4)	$(95.9)	$127.2

Investing activities:
Capital expenditures	(1.1)	(14.5)	(15.4)	—	(31.0)	(1.0)	(9.5)	(13.1)	—	(23.6)	(2.8)	(14.3)	(12.8)	—	(29.9)
Proceeds from property, plant, and equipment	—	2.8	—	—	2.8	—	0.3	7.2	—	7.5	1.2	0.1	0.3	—	1.6
Proceeds from investments	—	—	—	—	—	—	5.8	—	—	5.8	1.7	—	—	—	1.7
Acquisition of business, net of cash acquired	—	—	—	—	—	—	—	—	—	—	(404.3)	(0.5)	(10.9)	—	(415.7)
Return of investment capital from affiliaties	1.5	—	—	—	1.5	1.1	—	0.9	—	2.0	1.1	—	0.2	—	1.3
Other, net	—	(2.5)	(0.3)	—	(2.8)	—	—	—	—	—	—	—	—	—	—
Net cash used in investing activities	0.4	(14.2)	(15.7)	—	(29.5)	0.1	(3.4)	(5.0)	—	(8.3)	(403.1)	(14.7)	(23.2)	—	(441.0)

Financing activities:
Proceeds from term loan	—	—	—	—	—	—	—	—	—	—	200.0	—	—	—	200.0
Repayments on term loan	(9.0)	—	—	—	(9.0)	(10.0)	—	—	—	(10.0)	(10.0)	—	—	—	(10.0)
Proceeds from revolving credit facilities	331.7	—	98.5	—	430.2	248.4	—	68.2	—	316.6	592.3	—	118.0	—	710.3
Repayments on revolving credit facilities	(441.8)	—	(105.2)	—	(547.0)	(269.9)	—	(140.8)	—	(410.7)	(485.5)	—	(29.2)	—	(514.7)
Proceeds from Series A unsecured notes, net of financing costs	99.6	—	—	—	99.6	—	—	—	—	—	—	—	—	—	—
Payment of dividends - intercompany	—	(80.3)	(5.3)	85.6	—	—	(41.6)	(5.7)	47.3	—	—	(90.3)	(5.6)	95.9	—
Payment of dividends on common stock	(50.4)	—	—	—	(50.4)	(49.7)	—	—	—	(49.7)	(48.7)	—	—	—	(48.7)
Repurchases of common stock	(11.2)	—	—	—	(11.2)	(16.5)	—	—	—	(16.5)	—	—	—	—	—
Net proceeds (payments) on stock plans	3.4	—	—	—	3.4	14.6	—	—	—	14.6	(0.4)	—	—	—	(0.4)
Other, net	1.2	—	—	—	1.2	1.0	—	(0.8)	—	0.2	—	—	—	—	—
Net cash (used in) provided by financing activities	(76.5)	(80.3)	(12.0)	85.6	(83.2)	(82.1)	(41.6)	(79.1)	47.3	(155.5)	247.7	(90.3)	83.2	95.9	336.5

Effect of exchange rates on cash and cash equivalents	—	—	(2.0)	—	(2.0)	—	—	(0.5)	—	(0.5)	—	—	(0.2)	—	(0.2)

Net cash flow	(0.1)	(3.5)	(6.1)	—	(9.7)	(0.2)	1.9	13.6	—	15.3	(3.3)	2.4	23.4	—	22.5
Cash and equivalents at beginning of period	0.4	10.6	47.0	—	58.0	0.6	8.7	33.4	—	42.7	3.9	6.3	10.0	—	20.2
Cash and equivalents at end of period	$0.3	$7.1	$40.9	$—	$48.3	$0.4	$10.6	$47.0	$—	$58.0	$0.6	$8.7	$33.4	$—	$42.7

17.             Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Year Ended September 30,
	2015			2014
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$1.5	$3.9	$5.4	$0.3	$4.0	$4.3
Batesville	1.7	0.2	1.9	(0.2)	—	(0.2)
Corporate	—	1.5	1.5	—	1.5	1.5
Total	$3.2	$5.6	$8.8	$0.1	$5.5	$5.6

These costs related primarily to severance costs at the Process Equipment Group as we continue to integrate and streamline the business operations within the segment, disposal of equipment at Batesville, and corporate compensation costs related to changes in the Company’s executive management team. At September 30, 2015, $2.5 of restructuring costs were accrued and will be paid in 2016.

18.             Subsequent Events

On October 2, 2015, we completed the acquisition of Abel from Roper Technologies for €95 million in cash. We utilized cash available under the revolving credit facility to fund this acquisition. Based in Büchen, Germany, Abel is a globally-recognized leader in positive displacement pumps. The company specializes in designing, developing and manufacturing piston and piston diaphragm pumps as well as pumping solutions and in providing related parts and service. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014, AND 2013

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (b)	Balance at End of Period
Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2015	$19.2	$2.4	$(0.2)	$(1.4)	$20.0
Year ended September 30, 2014	$19.3	$3.5	$(0.3)	$(3.3)	$19.2
Year ended September 30, 2013	$16.5	$2.6	$1.9 (a)	$(1.7)	$19.3

Allowance for inventory valuation:

Year ended September 30, 2015	$14.6	$3.4	$(1.2)	$(2.0)	$14.8
Year ended September 30, 2014	$15.0	$3.1	$(0.9)	$(2.6)	$14.6
Year ended September 30, 2013	$2.8	$0.6	$12.8 (a)	$(1.2)	$15.0

(a)   Reflects opening reserve balances resulting from the acquisition of Coperion.
(b)   Reflects the write-off of specific receivables against recorded reserves and other adjustments.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

 None.

Item 9A.    CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework).  The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (Exchange Act), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2015.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 38.

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

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 36.

(2) Financial Statement Schedule

The financial statement schedule on page 77 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

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
November 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/F. Joseph Loughrey	Chairperson of the Board	November 18, 2015
F. Joseph Loughrey

/s/Joe A. Raver	President, Chief Executive Officer, and Director	November 18, 2015
Joe A. Raver	(Principal Executive Officer)

/s/Kristina A. Cerniglia	Senior Vice President and Chief Financial Officer	November 18, 2015
Kristina A. Cerniglia	(Principal Financial Officer)

/s/Eric M. Teegarden	Vice President, Controller, and Chief Accounting	November 18, 2015
Eric M. Teegarden	Officer (Principal Accounting Officer)

/s/Edward B. Cloues II	Director	November 18, 2015
Edward B. Cloues II

/s/Gary L. Collar	Director	November 18, 2015
Gary L. Collar

/s/Helen W. Cornell	Director	November 18, 2015
Helen W. Cornell

/s/Mark C. Deluzio	Director	November 18, 2015
Mark C. Deluzio

/s/Joy M. Greenway	Director	November 18, 2015
Joy M. Greenway

/s/Thomas H. Johnson	Director	November 18, 2015
Thomas H. Johnson

/s/ Eduardo R. Menascé	Director	November 18, 2015
Eduardo R. Menascé

/s/Neil S. Novich	Director	November 18, 2015
Neil S. Novich

/s/Stuart A. Taylor II	Director	November 18, 2015
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

Exhibit 3.4		Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 26, 2015)
Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. Bank National Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010)
Exhibit 4.2		Form of Hillenbrand, Inc. 5.5% fixed rate 10 year global note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 9, 2010)
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

Exhibit 10.11	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.12	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.13	**
Form of Hillenbrand, Inc. Stock Incentive Plan Restricted Stock Agreement between Hillenbrand, Inc. and certain executive officers, including named officers (Incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed November 23, 2010)

Exhibit 10.14	**
Employment Agreement dated as of March 31, 2011, between Batesville Services, Inc., and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed November 28, 2011)

Exhibit 10.15
Securities Purchase Agreement dated as of August 4, 2011, by and among Hillenbrand, Inc., Rotex Global, LLC, and Rotex Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 5, 2011)

Exhibit 10.16	**	Employment Agreement dated as of January 30, 2012 between Hillenbrand, Inc., and Scott P. George (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 7, 2012)
Exhibit 10.17
Credit Agreement dated as of July 27, 2012 among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2012)

Exhibit 10.18
Confidential Settlement Agreement dated as of October 1, 2012, by and among Batesville Casket Company, Inc., Hill-Rom Holdings, Inc., and certain parties, on the one hand, and Funeral Consumers Alliance, Inc. and certain other parties, on the other hand (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.19
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

Exhibit 10.20
Amendment and Restatement Agreement dated as of  November 19, 2012, among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1  to Current Report on Form 8-K, filed on November 21, 2012)

Exhibit 10.21
Guarantee Facility Agreement dated as of December 3, 2012, by and between Coperion GmbH and Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.22
Guaranty dated as of December 3, 2012, by Hillenbrand, Inc. in favor of Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.23
Private Shelf Agreement dated as of December 6, 2012, by and between Hillenbrand, Inc. and Prudential Investment Management, Inc. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.24	**
Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement by and between Hillenbrand, Inc. and certain employees including executive officers (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.25
Annex to Guaranty dated as of January 9, 2013, by Coperion Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent, and various other agents and lenders named therein (Incorporated by reference to the Form of Subsidiary Guaranty and Form of Annex to Guaranty, copies of which were filed as exhibits to Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2012)

Exhibit 10.26	**	Employment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2013)

Exhibit 10.27	**	Amendment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.28
Syndicated L/G Facility Agreement dated as of June 3, 2013, by and among Hillenbrand, Inc., and certain of its subsidiaries, and Commerzbank Aktiengesellschaft, as arranger and lender, and various other lenders named therein (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013)

Exhibit 10.29	**
Employment Agreement dated as of November 4, 2013, by and between Hillenbrand, Inc. and William A. Canady (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.30	**
Change in Control Agreement dated as of November 4, 2013, by and between Hillenbrand, Inc. and William A. Canady (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.31	**
Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement - Relative Total Shareholder Value, by and between Hillenbrand, Inc. and certain employees including executive officers (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.32	**
Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including its named executive officers (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 27, 2014)

Exhibit 10.33	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.34	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.35	**	Employment Agreement dated as of June 18, 2014, by and between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2014)
Exhibit 10.36	**
Cash Award and Repayment Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed on November 19, 2014)

Exhibit 10.37	**
Restricted Stock Unit Award Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed on November 19, 2014)

Exhibit 10.38
Release, Settlement Agreement, and Covenant Not to Sue by and among The York Group, Inc. , Mil so Industries Corporation, Batesville Casket Company, Inc., Pontone Casket Company, LLC, Scott Pontone, and Harry Pontone (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 2, 2015)

Exhibit 10.39
Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 19, 2014)

Exhibit 10.40
Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on December 19, 2014)

Exhibit 10.41
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., the subsidiary borrowers named therein, the subsidiary guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on December 19, 2014)

Exhibit 10.42
Amendment Agreement, dated as of February 18, 2015, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank International S.A., acting as agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed February 20, 2015)

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
Exhibit 101
The following materials from the Hillenbrand, Inc. Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income for the years ended September 30, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheet for the years ended September 30, 2015, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the years ended September 30, 2015, 2014 and 2013, (v) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.