Form 10-Q
period 2015-12-31
Hillenbrand, Inc.
filed 2016-02-02
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

The registrant had 63,002,447 shares of common stock, no par value per share, outstanding as of January 27, 2016.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2015	2014
Net revenue	$351.7	$401.5
Cost of goods sold	223.5	263.1
Gross profit	128.2	138.4
Operating expenses	82.1	83.6
Amortization expense	9.8	7.6
Interest expense	5.9	5.7
Other income (expense), net	(0.7)	—
Income before income taxes	29.7	41.5
Income tax expense	8.7	11.8
Consolidated net income	21.0	29.7
Less: Net income attributable to noncontrolling interests	1.0	0.2
Net income(1)	$20.0	$29.5

Net income(1) — per share of common stock:
Basic earnings per share	$0.32	$0.47
Diluted earnings per share	$0.31	$0.46
Weighted average shares outstanding (basic)	63.2	63.1
Weighted average shares outstanding (diluted)	63.8	63.9

Cash dividends declared per share	$0.2025	$0.2000

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2015	2014
Consolidated net income	$21.0	$29.7
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	(15.2)	(20.1)
Pension and postretirement (net of tax of $0.4 and $0.5)	0.7	0.8
Change in net unrealized gain (loss) on derivative instruments (net of tax of $— and ($0.2))	0.6	(0.5)
Total changes in other comprehensive income (loss), net of tax	(13.9)	(19.8)
Consolidated comprehensive income	7.1	9.9
Less: Comprehensive income attributable to noncontrolling interests	0.9	0.1
Comprehensive income (2)	$6.2	$9.8

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	December 31, 2015	September 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$55.1	$48.3
Trade receivables, net	173.4	187.9
Unbilled receivables from long-term manufacturing contracts	120.3	144.9
Inventories	166.1	153.6
Deferred income taxes	19.3	21.9
Prepaid expenses	21.2	23.8
Other current assets	20.3	23.7
Total current assets	575.7	604.1
Property, plant, and equipment, net	158.0	158.3
Intangible assets, net	499.8	459.6
Goodwill	569.2	544.0
Other assets	40.1	42.1
Total Assets	$1,842.8	$1,808.1

LIABILITIES
Current Liabilities
Trade accounts payable	$101.7	$104.3
Liabilities from long-term manufacturing contracts and advances	70.2	79.7
Current portion of long-term debt	10.1	9.4
Accrued compensation	40.7	62.3
Deferred income taxes	19.7	25.4
Other current liabilities	112.6	123.1
Total current liabilities	355.0	404.2
Long-term debt	612.9	518.7
Accrued pension and postretirement healthcare	215.1	218.7
Deferred income taxes	31.6	29.4
Other long-term liabilities	30.6	31.3
Total Liabilities	1,245.2	1,202.3

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.7 and 63.6 shares issued, 63.0 and 62.9 shares outstanding)	—	—
Additional paid-in capital	348.4	350.9
Retained earnings	379.0	372.1
Treasury stock (0.7 and 0.7 shares)	(20.7)	(21.0)
Accumulated other comprehensive loss	(121.7)	(107.9)
Hillenbrand Shareholders’ Equity	585.0	594.1
Noncontrolling interests	12.6	11.7
Total Shareholders’ Equity	597.6	605.8

Total Liabilities and Equity	$1,842.8	$1,808.1

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Three Months Ended December 31,
	2015	2014
Operating Activities
Consolidated net income	$21.0	$29.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16.0	15.0
Deferred income taxes	0.5	0.5
Share-based compensation	0.6	2.2
Trade accounts receivable and receivables on long-term manufacturing contracts	34.6	5.5
Inventories	(7.6)	(11.7)
Prepaid expenses and other current assets	4.4	0.3
Trade accounts payable	(1.6)	(48.7)
Accrued expenses and other current liabilities	(33.5)	(37.9)
Income taxes payable	(5.0)	8.4
Defined benefit plan and postretirement funding	(3.1)	(2.7)
Defined benefit plan and postretirement expense	3.1	3.6
Other, net	6.3	(6.1)
Net cash provided by (used in) operating activities	35.7	(41.9)

Investing Activities
Capital expenditures	(6.5)	(5.7)
Proceeds from sales of property, plant, and equipment	0.1	0.5
Acquisition of business, net of cash acquired	(105.7)	—
Other, net	—	(2.6)
Net cash used in investing activities	(112.1)	(7.8)

Financing Activities
Repayments on term loan	(3.4)	(2.3)
Proceeds from revolving credit facilities	182.3	149.3
Repayments on revolving credit facilities	(81.5)	(187.2)
Proceeds from unsecured Series A Notes, net of financing costs	—	99.7
Payments of dividends on common stock	(12.7)	(12.6)
Repurchases of common stock	(3.0)	(6.8)
Net proceeds (payments) on stock plans	(0.8)	1.2
Other, net	0.8	1.0
Net cash provided by financing activities	81.7	42.3

Effect of exchange rates on cash and cash equivalents	1.5	1.4

Net cash flows	6.8	(6.0)

Cash and cash equivalents:
At beginning of period	48.3	58.0
At end of period	$55.1	$52.0

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.	Background and Basis of Presentation

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our people through deployment of the Hillenbrand Operating Model (the “HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values, and leader’s mindset; uses our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company. Hillenbrand is composed of two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world.  Batesville is a recognized leader in the North American death care industry.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries.  They also include two minor subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years. Certain prior period amounts have been reclassified to conform to the fiscal 2016 presentation.

These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K for the year ended September 30, 2015, as filed with the SEC.  The September 30, 2015 Consolidated Balance Sheet included in this Form 10-Q was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet included in Form 10-K.  In the opinion of management, these financial statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

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

2.	Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for 2015.

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under ASU 2014-8, only disposals representing a strategic shift in operations should be presented as discontinued operations.  ASU 2014-8 became effective and was adopted for our fiscal year beginning October 1, 2015.  The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current generally accepted accounting principles. ASU 2015-02 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We are currently evaluating the impact that ASU 2015-02 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest. ASU 2015-03 simplifies the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This standard permits an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and to subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These new standards do not affect the recognition and measurement of debt issuance costs. ASU 2015-03 and ASU 2015-15 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-03 and ASU 2015-15 to have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). Under current FASB standards, an entity is required to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. ASU 2015-11 will be effective for our fiscal year beginning October 1, 2017, with early adoption permitted. We are currently evaluating the impact that ASU 2015-11 will have on our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations. ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts. The amendments in ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is also required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 will be effective for our fiscal year beginning on October 1, 2016, with early adoption permitted. We are currently evaluating the impact that ASU 2015-16 will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes. ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position in order to simplify the presentation of deferred income taxes. ASU 2015-17 will be effective for our fiscal year beginning on October 1, 2017, with early adoption permitted. We are currently evaluating the impact that ASU 2015-17 will have on our consolidated financial statements.

3.	Business Acquisitions

We incurred $1.7 of business acquisition and integration costs during the three months ended December 31, 2015 recorded in operating expenses.

Abel

We completed the acquisition of Abel Pumps LP and Abel GmbH & Co. KG and certain of their affiliates (collectively “Abel”) on October 2, 2015 for €95 ($105.7) in cash.  We utilized borrowings under our revolving credit facility and term loan (the “Facility”), which provides for revolving loans of up to $700.0 and a term loan in the amount of $180.0, to fund this acquisition. Based in Büchen, Germany, Abel is a globally-recognized leader in positive displacement pumps. Abel specializes in designing, developing and manufacturing piston and piston diaphragm pumps as well as pumping solutions and in providing related parts and service. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets. The results of Abel are reported in our Process Equipment Group segment.

Based on the preliminary purchase allocation, we recorded goodwill of $35, and $58 of acquired identifiable intangible assets which consisted of $5 of trade names not subject to amortization, $9 of developed technology, $3 of backlog, and $41 of customer relationships. Goodwill is expected to be deductible for tax purposes in Germany. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

Red Valve

On February 1, 2016, we completed the acquisition of Red Valve Company, Inc. (“Red Valve”) for $131.9 in cash, including $3.3 for related real estate. Based in Carnegie, Pennsylvania, Red Valve is a global leader in highly-engineered valves designed to operate in the harshest municipal and industrial wastewater environments. Its products support mission critical applications in water, power and mining and other general industrial markets.

4.	Supplemental Balance Sheet Information

	December 31, 2015	September 30, 2015
Trade accounts receivable reserves	$20.8	$20.0

Accumulated depreciation on property, plant, and equipment	$305.3	$295.2

Accumulated amortization on intangible assets	$170.9	$144.8

Inventories:
Raw materials and components	$43.9	$40.1
Work in process	68.2	63.9
Finished goods	54.0	49.6
Total inventories	$166.1	$153.6

5.	Financing Agreements

	December 31, 2015	September 30, 2015
$700 revolving credit facility (excluding outstanding letters of credit)	$205.1	$107.6
$180 term loan	168.8	171.0
$150 senior unsecured notes, net of discount	149.1	149.1
$100 Series A Notes	100.0	100.0
Other	—	0.4
Total debt	623.0	528.1
Less: current portion	10.1	9.4
Total long-term debt	$612.9	$518.7

With respect to the Facility, as of December 31, 2015, we had $15.1 in outstanding letters of credit issued and $479.8 of maximum borrowing capacity. $343.7 of borrowing capacity is immediately available based on our leverage covenant at December 31, 2015, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.21% and 1.27% for the three months ended December 31, 2015 and 2014. The weighted average facility fee was 0.18% and 0.25% for the three months ended December 31, 2015 and 2014. The weighted average interest rate on the term loan was 1.46% and 1.54% for the three months ended December 31, 2015 and 2014.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of December 31, 2015, we had credit arrangements totaling $213.3, under which $124.5 was utilized for this purpose. These arrangements included our €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) and other ancillary credit facilities.

The availability of borrowings under the Facility, the LG Facility, and the Private Shelf Agreement, dated as of December 6, 2012 (the “Shelf Agreement”), among the Company, Prudential Investment Management and each Prudential Affiliate (as defined thereunder), governing the 4.60% Series A unsecured notes (the “Series A Notes”), is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA to interest expense of 3.5 to 1.0. As of December 31, 2015, we were in compliance with all covenants.

The Facility, senior unsecured notes, Series A Notes, and LG Facility are fully and unconditionally guaranteed by certain of the
Company’s domestic subsidiaries.

We had restricted cash of $0.7 and $0.8 at December 31, 2015 and September 30, 2015.

6.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014
Service costs	$1.0	$1.1	$0.6	$0.4
Interest costs	2.4	3.6	0.6	0.8
Expected return on plan assets	(2.4)	(3.5)	(0.3)	(0.3)
Amortization of unrecognized prior service costs, net	0.1	0.2	—	—
Amortization of net loss	0.9	1.2	0.2	—
Net pension costs	$2.0	$2.6	$1.1	$0.9

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.1 for the three months ended December 31, 2015 and 2014.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.3 and $2.1 for the three months ended December 31, 2015 and 2014.

7.	Income Taxes

The effective tax rates for the three months ended December 31, 2015 and 2014 were 29.3% and 28.4%. The increase in the effective tax rate during the three months ended December 31, 2015 was primarily due to discrete tax benefits recognized in fiscal 2015 that did not repeat in fiscal 2016.

8.	Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At December 31, 2015 and 2014, potential dilutive effects, representing approximately 1,300,000 and 1,400,000 shares, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2015	2014
Net income(1)	$20.0	$29.5
Weighted average shares outstanding (basic - in millions)	63.2	63.1
Effect of dilutive stock options and other unvested equity awards (in millions)	0.6	0.8
Weighted average shares outstanding (diluted - in millions)	63.8	63.9

Basic earnings per share	$0.32	$0.47
Diluted earnings per share	$0.31	$0.46

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.5	0.4

(1) Net income attributable to Hillenbrand

9.	Shareholders’ Equity

During the three months ended December 31, 2015, we paid approximately $12.7 of cash dividends.  We also repurchased approximately 106,000 shares of our common stock during the three months ended December 31, 2015, for a total cost of approximately $3.0. In connection with our share-based compensation plans discussed further in Note 11, we also issued approximately 217,000 shares of common stock, of which approximately 113,000 shares were treasury stock.

10.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$(52.2)
Other comprehensive income before reclassifications
Before tax amount	—	(20.0)	(1.5)	(21.5)	$(0.1)	$(21.6)
Tax expense	—	—	0.5	0.5	—	0.5
After tax amount	—	(20.0)	(1.0)	(21.0)	(0.1)	(21.1)
Amounts reclassified from accumulated other comprehensive income(1)	0.8	—	0.5	1.3	—	1.3
Net current period other comprehensive income (loss)	0.8	(20.0)	(0.5)	(19.7)	$(0.1)	$(19.8)
Balance at December 31, 2014	$(45.2)	$(24.9)	$(1.8)	$(71.9)
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)
Other comprehensive income before reclassifications
Before tax amount	—	(15.1)	(0.2)	(15.3)	$(0.1)	$(15.4)
Tax expense	—	—	0.2	0.2	—	0.2
After tax amount	—	(15.1)	—	(15.1)	(0.1)	(15.2)
Amounts reclassified from accumulated other comprehensive income(1)	0.7	—	0.6	1.3	—	1.3
Net current period other comprehensive income (loss)	0.7	(15.1)	0.6	(13.8)	$(0.1)	$(13.9)
Balance at December 31, 2015	$(53.7)	$(67.2)	$(0.8)	$(121.7)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended December 31, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.5	$0.5
Cost of goods sold	0.9	0.1	(0.1)	0.9
Operating expenses	0.3	0.1	—	0.4
Other income (expense), net	—	—	0.3	0.3
Total before tax	$1.2	$0.2	$0.7	$2.1
Tax expense				(0.8)
Total reclassifications for the period, net of tax				$1.3

	Three Months Ended December 31, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.5	$0.5
Cost of goods sold	0.6	0.1	—	0.7
Operating expenses	0.2	—	—	0.2
Other income (expense), net	—	—	0.3	0.3
Total before tax	$0.8	$0.1	$0.8	$1.7
Tax expense				(0.4)
Total reclassifications for the period, net of tax				$1.3

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 6).

11.	Share-Based Compensation

	Three Months Ended December 31,
	2015	2014
Share-based compensation costs	$0.6	$2.2
Less impact of income tax benefit	0.2	0.8
Share-based compensation costs, net of tax	$0.4	$1.4

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

During the three months ended December 31, 2015, we made the following grants:

Number of Units
Stock options	497,774
Time-based stock awards	42,262
Performance-based stock awards (maximum that can be earned)	368,221

Stock options granted during fiscal 2016 had a weighted-average exercise price of $31.11 and a weighted-average grant date fair value of $7.80.  Our time-based stock awards and performance-based stock awards granted during fiscal 2016 had weighted-average grant date fair values of $30.54 and $33.11.  Included in the performance-based stock awards granted during 2016 are 194,689 units whose payout level is based upon the Company’s total shareholder return as it relates to the performance of companies in its compensation peer group over a three-year measurement period.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

12.	Other Income (Expense), Net

	Three Months Ended December 31,
	2015	2014
Equity in net income (loss) of affiliates	$(0.4)	$0.3
Foreign currency exchange loss, net	(0.1)	(0.8)
Other, net	(0.2)	0.5
Other income (expense), net	$(0.7)	$—

13.	Commitments and Contingencies

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at December 31,	Fair Value at December 31, 2015 Using Inputs Considered as:
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$55.1	$55.1	$—	$—
Investments in rabbi trust	4.4	4.4	—	—
Derivative instruments	2.0	—	2.0	—

Liabilities:
$150 senior unsecured notes	149.1	162.3	—	—
Revolving credit facility	205.1	—	205.1	—
Term loan	168.8	—	168.8	—
$100 Series A Notes	100.0	—	99.4	—
Derivative instruments	6.4	—	6.4	—

The fair values of the revolving credit facility and term loan approximated carrying value at December 31, 2015.  The fair values of the revolving credit facility, term loan, and Series A Notes are estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility, term loan, or Series A Notes.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these foreign currency derivatives was $177.9 at December 31, 2015. The derivatives are included in other current assets and other current liabilities on the balance sheet.

15.	Segment and Geographical Information

	Three Months Ended December 31,
	2015	2014
Net revenue
Process Equipment Group	$214.0	$256.4
Batesville	137.7	145.1
Total	$351.7	$401.5

Adjusted EBITDA
Process Equipment Group	$33.0	$38.1
Batesville	31.8	32.6
Corporate	(7.0)	(7.3)

Net revenue (1)
United States	$198.9	$216.6
International	152.8	184.9
Total	$351.7	$401.5

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	December 31, 2015	September 30, 2015
Total assets assigned
Process Equipment Group	$1,578.8	$1,537.3
Batesville	217.1	224.9
Corporate	46.9	45.9
Total	$1,842.8	$1,808.1

Tangible long-lived assets, net
United States	$94.1	$95.7
International	63.9	62.6
Total	$158.0	$158.3

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended December 31,
	2015	2014
Adjusted EBITDA:
Process Equipment Group	$33.0	$38.1
Batesville	31.8	32.6
Corporate	(7.0)	(7.3)
Less:
Interest income	(0.3)	(0.3)
Interest expense	5.9	5.7
Income tax expense	8.7	11.8
Depreciation and amortization	16.0	15.0
Business acquisition and integration	1.7	0.3
Inventory step-up	1.4	—
Restructuring	3.4	0.7
Litigation	—	0.5
Consolidated net income	$21.0	$29.7

16.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended December 31, 2015					Three Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$197.3	$205.2	$(50.8)	$351.7	$—	$216.7	$233.5	$(48.7)	$401.5
Cost of goods sold	—	102.2	146.7	(25.4)	223.5	—	114.3	172.8	(24.0)	263.1
Gross profit	—	95.1	58.5	(25.4)	128.2	—	102.4	60.7	(24.7)	138.4
Operating expenses	7.2	60.1	40.2	(25.4)	82.1	8.0	60.3	40.0	(24.7)	83.6
Amortization expense	—	2.3	7.5	—	9.8	0.1	2.6	4.9	—	7.6
Interest expense	5.2	—	0.7	—	5.9	4.9	—	0.8	—	5.7
Other income (expense), net	0.1	(1.0)	0.2	—	(0.7)	—	—	—	—	—
Equity in net income (loss) of subsidiaries	26.4	2.2	—	(28.6)	—	34.1	2.2	—	(36.3)	—
Income (loss) before income taxes	14.1	33.9	10.3	(28.6)	29.7	21.1	41.7	15.0	(36.3)	41.5
Income tax expense (benefit)	(5.9)	12.0	2.6	—	8.7	(8.4)	14.9	5.3	—	11.8
Consolidated net income	20.0	21.9	7.7	(28.6)	21.0	29.5	26.8	9.7	(36.3)	29.7
Less: Net income attributable to
noncontrolling interests	—	—	1.0	—	1.0	—	—	0.2	—	0.2
Net income (loss) (1)	$20.0	$21.9	$6.7	$(28.6)	$20.0	$29.5	$26.8	$9.5	$(36.3)	$29.5
Consolidated comprehensive income (loss)	$6.2	$30.8	$(6.8)	$(23.1)	$7.1	$9.8	$27.6	$2.3	$(29.8)	$9.9
Less: Comprehensive income attributable
to noncontrolling interests	—	—	0.9	—	0.9	—	—	0.1	—	0.1
Comprehensive income (loss) (2)	$6.2	$30.8	$(7.7)	$(23.1)	$6.2	$9.8	$27.6	$2.2	$(29.8)	$9.8

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	December 31, 2015					September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.7	$6.5	$47.9	$—	$55.1	$0.3	$7.1	$40.9	$—	$48.3
Trade receivables, net	—	98.3	75.1	—	173.4	—	113.4	74.5	—	187.9
Unbilled receivables from long-term
manufacturing contracts	—	8.4	111.9	—	120.3	—	13.5	131.4	—	144.9
Inventories	—	75.0	93.9	(2.8)	166.1	—	69.0	87.1	(2.5)	153.6
Deferred income taxes	0.2	15.8	3.3	—	19.3	1.8	15.7	4.4	—	21.9
Prepaid expense	2.9	6.3	12.0	—	21.2	2.8	6.5	14.5	—	23.8
Intercompany receivables	—	973.1	54.2	(1,027.3)	—	—	921.8	60.2	(982.0)	—
Other current assets	0.3	1.6	17.7	0.7	20.3	0.6	1.9	20.8	0.4	23.7
Total current assets	4.1	1,185.0	416.0	(1,029.4)	575.7	5.5	1,148.9	433.8	(984.1)	604.1
Property, plant and equipment, net	6.3	65.3	86.4	—	158.0	6.3	66.2	85.8	—	158.3
Intangible assets, net	2.1	173.0	324.7	—	499.8	2.2	175.6	281.8	—	459.6
Goodwill	—	211.7	357.5	—	569.2	—	211.7	332.3	—	544.0
Investment in consolidated subsidiaries	2,130.9	842.6	—	(2,973.5)	—	2,082.7	836.1	—	(2,918.8)	—
Other assets	22.9	28.7	0.4	(11.9)	40.1	24.5	31.0	0.9	(14.3)	42.1
Total Assets	$2,166.3	$2,506.3	$1,185.0	$(4,014.8)	$1,842.8	$2,121.2	$2,469.5	$1,134.6	$(3,917.2)	$1,808.1

Trade accounts payable	$1.1	$19.4	$81.2	$—	$101.7	$0.5	$22.7	$81.3	$(0.2)	$104.3
Liabilities from long-term manufacturing
contracts and advances	—	12.3	57.9	—	70.2	—	13.5	66.2	—	79.7
Current portion of long-term debt	10.1	—	—	—	10.1	9.0	—	0.4	—	9.4
Accrued compensation	1.5	12.4	26.8	—	40.7	3.9	23.0	35.4	—	62.3
Deferred income taxes	—	—	19.7	—	19.7	—	—	25.4	—	25.4
Intercompany payables	1,024.8	5.3	—	(1,030.1)	—	979.7	4.8	—	(984.5)	—
Other current liabilities	9.5	44.7	56.9	1.5	112.6	18.1	46.0	58.6	0.4	123.1
Total current liabilities	1,047.0	94.1	242.5	(1,028.6)	355.0	1,011.2	110.0	267.3	(984.3)	404.2
Long-term debt	531.3	—	81.6	—	612.9	513.1	—	5.6	—	518.7
Accrued pension and
postretirement healthcare	1.1	119.9	94.1	—	215.1	1.1	119.8	97.8	—	218.7
Deferred income taxes	—	17.4	26.9	(12.7)	31.6	—	17.0	26.5	(14.1)	29.4
Other long-term liabilities	1.9	20.6	8.1	—	30.6	1.7	20.4	9.2	—	31.3
Total Liabilities	1,581.3	252.0	453.2	(1,041.3)	1,245.2	1,527.1	267.2	406.4	(998.4)	1,202.3
Total Hillenbrand Shareholders’ Equity	585.0	2,254.3	719.2	(2,973.5)	585.0	594.1	2,202.3	716.5	(2,918.8)	594.1
Noncontrolling interests	—	—	12.6	—	12.6	—	—	11.7	—	11.7
Total Equity	585.0	2,254.3	731.8	(2,973.5)	597.6	594.1	2,202.3	728.2	(2,918.8)	605.8
Total Liabilities and Equity	$2,166.3	$2,506.3	$1,185.0	$(4,014.8)	$1,842.8	$2,121.2	$2,469.5	$1,134.6	$(3,917.2)	$1,808.1

Condensed Consolidating Statements of Cash Flow

	Three Months Ended December 31, 2015					Three Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1.7)	$3.2	$34.2	$—	$35.7	$(33.3)	$3.6	$(12.2)	$—	$(41.9)

Investing activities:
Capital expenditures	(0.3)	(3.8)	(2.4)	—	(6.5)	(0.3)	(3.3)	(2.1)	—	(5.7)
Proceeds from sales of property, plant, and equipment	—	—	0.1	—	0.1	—	0.5	—	—	0.5
Acquisition of business, net of cash acquired	—	—	(105.7)	—	(105.7)	—	—	—	—	—
Other, net	—	—	—	—	—	—	(2.4)	(0.2)	—	(2.6)
Net cash used in investing activities	(0.3)	(3.8)	(108.0)	—	(112.1)	(0.3)	(5.2)	(2.3)	—	(7.8)

Financing activities:
Repayments on term loan	(3.4)	—	—	—	(3.4)	(2.3)	—	—	—	(2.3)
Proceeds from revolving credit facilities	79.0	—	103.3	—	182.3	111.5	—	37.8	—	149.3
Repayments on revolving credit facilities	(57.5)	—	(24.0)	—	(81.5)	(157.5)	—	(29.7)	—	(187.2)
Proceeds from unsecured Series A Notes, net of financing costs	—	—	—	—	—	99.7	—	—	—	99.7
Payment of dividends on common stock	(12.7)	—	—	—	(12.7)	(12.6)	—	—	—	(12.6)
Repurchases of common stock	(3.0)	—	—	—	(3.0)	(6.8)	—	—	—	(6.8)
Net proceeds on stock plans	(0.8)	—	—	—	(0.8)	1.2	—	—	—	1.2
Other, net	0.8	—	—	—	0.8	1.0	—	—	—	1.0
Net cash provided by financing activities	2.4	—	79.3	—	81.7	34.2	—	8.1	—	42.3

Effect of exchange rates on cash and cash equivalents	—	—	1.5	—	1.5	—	—	1.4	—	1.4

Net cash flow	0.4	(0.6)	7.0	—	6.8	0.6	(1.6)	(5.0)	—	(6.0)
Cash and equivalents at beginning of period	0.3	7.1	40.9	—	48.3	0.4	10.6	47.0	—	58.0
Cash and equivalents at end of period	$0.7	$6.5	$47.9	$—	$55.1	$1.0	$9.0	$42.0	$—	$52.0

17.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2014
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$2.0	$1.2	$3.2	$—	$0.3	$0.3
Batesville	—	—	—	1.2	—	1.2
Corporate	—	0.2	0.2	—	0.4	0.4
Total	$2.0	$1.4	$3.4	$1.2	$0.7	$1.9

These costs related primarily to severance costs at the Process Equipment Group as we continue to integrate and streamline the business operations within the segment; disposal of equipment at Batesville in fiscal 2015; and corporate compensation costs related to changes in the Company’s executive management team. At December 31, 2015, $1.3 of restructuring costs were accrued and will be paid in 2016.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 18, 2015.  We assume no obligation to update or revise any forward-looking statements.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2015, to the same period in fiscal year 2015.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

Another important non-GAAP operational measure used is backlog. Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment (long-term contracts), like those in which our Process Equipment Group competes. Order backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded related to the Process Equipment Group. For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included. Backlog includes expected revenue from large systems and equipment, as well as replacement parts, components, and service. The length of time that projects remain in backlog can span from days for replacement parts or service to approximately 18 months for larger system sales. Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that they are reasonably expected to be realized. We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

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

See page 26 for reconciliation of adjusted EBITDA to the most directly comparable GAAP measure.  There is no GAAP financial measure comparable to backlog; therefore, a quantitative reconciliation of backlog is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2015, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2015.

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

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our people through deployment of the Hillenbrand Operating Model (the ‘HOM’). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results. The HOM describes our mission, vision, values and leader’s mindset; uses our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) to make our businesses both bigger and better. Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

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

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$351.7	100.0	$401.5	100.0
Gross profit	128.2	36.5	138.4	34.5
Operating expenses	82.1	23.3	83.6	20.8
Amortization expense	9.8	2.8	7.6	1.9
Interest expense	5.9	1.7	5.7	1.4
Other income (expense), net	(0.7)	0.2	—	—
Income taxes	8.7	2.5	11.8	2.9
Net income(1)	20.0	5.7	29.5	7.3

(1) Net income attributable to Hillenbrand.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Net revenue decreased $49.8 (12%), or $34.0 (8%) on a constant currency basis.

•The Process Equipment Group’s net revenue decreased $42.4 (17%), or $28.1 (11%) on a constant currency basis, primarily due to decreased demand for equipment, including equipment that processes proppants (used in hydraulic fracturing), equipment used in power and mining (including coal), and large project compounding and extrusion equipment, partially offset by the increased revenue ($8.0) associated with the acquisition of Abel in October 2015.

•Batesville’s net revenue decreased $7.4 (5%), or $5.9 (4%) on a constant currency basis, primarily due to a decrease in volume ($5.1) and average selling price. Lower volume was driven by what we estimate to be a decrease in North American burials, driven by the increased rate at which families opted for cremation.

Gross profit decreased $10.2 (7%) or $5.5 (4%) on a constant currency basis, and gross profit margin improved 200 basis points to 36.5%.

•The Process Equipment Group’s gross profit decreased $8.9 (11%), or $4.4 (5%) on a constant currency basis, primarily driven by decreased demand for equipment, restructuring charges in fiscal 2016, and inventory step-up charges related to the Abel acquisition, partially offset by the increased profits associated with the acquisition of Abel. Gross profit margin improved 230 basis points to 35.2% in 2016, primarily driven by lower warranty requirements based on quality improvements, implementation of procurement initiatives, and more favorable mix of equipment, partially offset by operational inefficiencies related to a facility restructuring.

•Batesville’s gross profit decreased $1.3 (2%) and gross profit margin improved 100 basis points to 38.3%.  The decreased gross profit was primarily due to the decrease in volume, which was partially offset by lower commodity costs and restructuring charges from the disposal of equipment in 2015 that were not repeated in 2016. The improved gross profit margin was primarily driven by restructuring charges that did not repeat in 2016 and the decline in commodity costs.

Gross profit included restructuring charges ($2.0 in 2016 and $1.2 in 2015) and inventory step-up charges related to the Abel acquisition ($1.4 in 2016). Excluding these items, adjusted gross profit decreased $8.0 (6%) and adjusted gross profit margin improved 260 basis points to 37.4%.

Operating expenses decreased $1.5 (2%), although they increased $1.8 (2%) on a constant currency basis. The constant currency increase was primarily driven by the addition of operating expenses from Abel, which was acquired in October 2015, an increase in acquisition and integration costs, and an increase in restructuring charges, partially offset by a decrease in variable compensation and litigation costs.  The operating expenses as a percentage of net revenue increased by 250 basis points to 23.3% in 2016.  Operating expenses included the following items:

	Three Months Ended December 31,
	2015	2014
Business acquisition and integration costs	$1.7	$0.3
Restructuring charges	1.4	0.7
Litigation expenses	—	0.5

On an adjusted basis, which excluded business acquisition and integration costs, restructuring charges, and litigation expenses, operating expenses decreased $3.1 (4%), although they increased $0.3 on a constant currency basis. The increase in adjusted operating expenses on a constant currency basis was primarily driven by the addition of operating expenses from Abel, partially offset by a decrease in variable compensation. The adjusted operating expenses as a percentage of net revenue increased 210 basis points in 2016 to 22.5%. The increased ratio was primarily due to a higher average rate of commissions on sales made in fiscal 2016 and the higher level of fixed operating expenses in proportion to lower revenue in the current quarter.

Amortization expense increased $2.2, primarily due to the acquired intangibles of Abel.

Interest expense increased $0.2 due to an increase in our weighted-average outstanding borrowings.

Other income (expense), net was $0.7 of other expense in fiscal 2016, compared to $0.0 of other income in fiscal 2015. The decrease was driven primarily by increased losses on limited partnership investments.

The effective tax rate was 29.3% in fiscal 2016 compared to 28.4% in fiscal 2015.  The increase in the effective tax rate was primarily due to discrete tax benefits recognized in fiscal 2015 that did not repeat in fiscal 2016. Our adjusted effective income tax rate was 30.5% in fiscal 2016 compared to 28.5% in fiscal 2015, which excludes the tax impact of adjustments discussed above.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$214.0	100.0	$256.4	100.0
Gross profit	75.4	35.2	84.3	32.9
Operating expenses	49.8	23.3	50.0	19.5
Amortization expense	9.7	4.5	7.0	2.7

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Net revenue decreased $42.4 (17%), or $28.1 (11%) on a constant currency basis, primarily due to decreased demand for equipment, including equipment that processes proppants (used in hydraulic fracturing), equipment used in power and mining (including coal), and large project compounding and extrusion equipment, partially offset by the increased revenue ($8.0) associated with the acquisition of Abel in October 2015. Order backlog decreased $85.3 (14%) from $590.4 on December 31, 2014, to $505.1 on December 31, 2015. On a constant currency basis, backlog at December 31, 2015 would have been $543.0, a decrease of $47.4 (8%) compared to December 31, 2014. Order backlog at December 31, 2014 contained a significant number of project orders for equipment that processes proppants, which was the primary driver of the decrease at December 31, 2015, as those orders were not replaced.

On a sequential basis, order backlog increased $46.3 (10%) at December 31, 2015 to $505.1, up from $458.8 at September 30, 2015.

Gross profit decreased $8.9 (11%), or $4.4 (5%) on a constant currency basis, primarily driven by decreased demand for equipment, restructuring charges in fiscal 2016, and inventory step-up charges related to the Abel acquisition, partially offset by the increased profits associated with the acquisition of Abel. Gross profit margin improved 230 basis points to 35.2% in 2016, primarily driven by lower warranty requirements based on quality improvements, implementation of procurement initiatives, and more favorable mix of equipment, partially offset by operational inefficiencies related to a facility restructuring.

Operating expenses decreased $0.2 (0.4%), although they increased $2.9 (6%) on a constant currency basis. The constant currency increase was primarily driven by the addition of operating expenses from Abel, which was acquired in October 2015, and an increase in restructuring charges. The operating expenses as a percentage of net revenue increased by 380 basis points to 23.3% in 2016, primarily due to a higher average rate of commissions on sales made in fiscal 2016 and the level of fixed operating expenses in proportion to lower revenue in the current quarter.

Operating expenses included restructuring charges ($1.2 in 2016 and $0.3 in 2015).  Excluding these items, adjusted operating expenses decreased $1.1 (2%), although they increased $2.0 (4%) on a constant currency basis. The increase in adjusted operating expenses on a constant currency basis was primarily driven by the addition of operating expenses from Abel. The operating expenses as a percentage of net revenue increased 340 basis points to 22.7% in 2016. The increased ratio was primarily due to a higher average rate of commissions on sales made in fiscal 2016 and the level of fixed operating expenses in proportion to lower revenue in the current quarter.

Amortization expense increased $2.7 primarily due to the acquired intangibles of Abel.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$137.7	100.0	$145.1	100.0
Gross profit	52.8	38.3	54.1	37.3
Operating expenses	23.4	17.0	25.2	17.4
Amortization expense	0.1	0.1	0.5	0.3

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Net revenue decreased $7.4 (5%), or $5.9 (4%) on a constant currency basis, primarily due to a decrease in volume ($5.1) and average selling price. Lower volume was driven by what we estimate to be a decrease in North American burials, driven by the increased rate at which families opted for cremation.

Gross profit decreased $1.3 (2%) and gross profit margin improved 100 basis points to 38.3%.  The decreased gross profit was primarily due to the decrease in volume, which was partially offset by lower commodity costs and restructuring charges from the disposal of equipment in 2015 that were not repeated in 2016. The improved gross profit margin was primarily driven by restructuring charges that did not repeat in 2016 and the decline in commodity costs.

Gross profit included restructuring charges of $1.2 in 2015.  Excluding restructuring charges, adjusted gross profit decreased $2.5 (5%), and adjusted gross profit margin increased 20 basis points to 38.3%.

Operating expenses decreased $1.8 (7%) to $23.4 primarily due to litigation costs in fiscal 2015 that did not repeat in 2016 and lower variable compensation expense. The operating expenses as a percentage of net revenue decreased 40 basis points to 17.0%.

Operating expenses included $0.5 of certain litigation costs in fiscal 2015.  Excluding these costs, adjusted operating expenses decreased $1.3, which was primarily due to lower variable compensation expense. The adjusted operating expenses as a percentage of net revenue remained flat at 17.0%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$7.0	2.0	$7.8	1.9
Business acquisition and integration costs	1.7	0.4	0.2	0.1
Restructuring charges	0.2	0.1	0.4	0.1
Operating expenses	$8.9	2.5	$8.4	2.1

Core operating expenses primarily represent operating expenses excluding restructuring costs and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Core operating expenses decreased $0.8 (10%), primarily due to lower variable compensation.  These expenses as a percentage of net revenue were 2.0%, an increase of 10 basis points from fiscal 2015.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended December 31,
	2015	2014
Consolidated net income	21.0	29.7
Interest income	(0.3)	(0.3)
Interest expense	5.9	5.7
Income tax expense	8.7	11.8
Depreciation and amortization	16.0	15.0
EBITDA	$51.3	$61.9
Business acquisition and integration	1.7	0.3
Inventory step-up	1.4	—
Restructuring	3.4	0.7
Litigation	—	0.5
Adjusted EBITDA	$57.8	$63.4

Consolidated adjusted EBITDA decreased $5.6 (9%) in fiscal 2016, compared to the same period in fiscal 2015.  On a constant currency basis, consolidated adjusted EBITDA decreased $4.4 (7%) primarily due to a decrease in volume of equipment sales at the Process Equipment Group and a decrease in volume and average selling price at Batesville, partially offset by the increased earnings associated with the acquisition of Abel in October 2015.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first three months of 2016 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes, including the Series A Notes, and our revolving credit facility and term loan (the “Facility”) as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $479.8 of maximum borrowing capacity available under the Facility as of December 31, 2015, of which $343.7 of borrowing capacity is immediately available based on our leverage covenant at December 31, 2015, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $15.1 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $300.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of December 31, 2015, we had guarantee arrangements totaling $213.3, under which $124.5 was utilized for this purpose. These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the LG facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The cash at our international subsidiaries totaled $46.7 at December 31, 2015. We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

12-month Outlook

We believe the 12-month outlook for our business remains positive. Although cash flow from operations in the Process Equipment Group naturally experiences substantial fluctuations driven by changes in working capital requirements at Coperion (due to the type of product and geography of customer projects in process at any point in time), we believe we have significant flexibility to meet our financial commitments, including working capital needs, capital expenditures, and financing obligations. We expect to continue to use a combination of some of our cash flows from operations and our Facility to fund acquisitions. In considering attractive targets, we often look for companies with a relatively low physical asset base, in order to limit the need to invest significant additional cash into targets post-acquisition. On February 1, 2016, we completed the acquisition of Red Valve Company, Inc. for $131.9 million in cash. We utilized borrowings under our Facility to fund this acquisition.

Our anticipated contribution to our pension plans in 2016 is $14.9, of which $3.1 was made during the three months ended December 31, 2015. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.
We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2015, which will require approximately $12.8 each quarter based on our outstanding common stock at December 31, 2015. We increased our quarterly dividend in 2016 to $0.2025 per common share from $0.2000 per common share paid in 2015. In addition we repurchased approximately 106,000 shares of our common stock during the three months ended December 31, 2015, for a total cost of approximately $3.0.

We believe existing cash, cash flows from operations, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Three Months Ended December 31,
(in millions)	2015	2014
Cash flows provided by (used in)
Operating activities	$35.7	$(41.9)
Investing activities	(112.1)	(7.8)
Financing activities	81.7	42.3
Effect of exchange rate changes on cash and cash equivalents	1.5	1.4
Increase (decrease) in cash and cash equivalents	$6.8	$(6.0)

Operating Activities

Operating activities provided $35.7 of cash during the first three months of fiscal year 2016, in contrast to using $41.9 of cash during the first three months of fiscal year 2015, a $77.6 increase.  The increase in cash in the first quarter was driven in part by a litigation settlement at Batesville in fiscal 2015 and a significant improvement in management of working capital at the Process Equipment Group.

During the first quarter of fiscal 2015, continued progress on compounding and extrusion orders at our Coperion business required an increased outflow of supplier payments. In addition, due to the shifting of delivery dates, collection on certain customer contracts was delayed from fiscal year 2015 into the first quarter of fiscal 2016.

Working capital requirements for the Process Equipment Group may continue to fluctuate this way in the future due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $104.3 increase in cash used in investing activities in the first three months of fiscal 2016 was primarily due to the acquisition of Abel in October 2015.

Financing Activities

Cash provided by financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities during the first three months of 2016 was $81.7, including $97.4 of proceeds, net of debt repayments and financing costs, which were used to finance the acquisition of Abel.  Cash provided by financing activities in the first three months of fiscal 2015 was $42.3.

We returned approximately $12.7 to shareholders during the first three months of 2016 in the form of quarterly dividends.  We increased our quarterly dividend in 2016 to $0.2025 per common share from $0.2000 per common share paid during 2015.  In addition, we repurchased approximately 106,000 shares of our common stock in 2016, for a total cost of approximately $3.0, as part of an approved and publicly announced program.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2015 Form 10-K filed with the SEC on November 18, 2015.  There have been no material changes in this information since the filing of our 2015 Form 10-K.

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

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2015. There have been no material changes to the risk factors described in that report.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

October	105,951	$28.28	105,951	$46.7
November	—	$—	—	$46.7
December	—	$—	—	$46.7
Total	105,951	$28.28	105,951	$46.7

On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of our common stock. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of December 31, 2015, we had repurchased approximately 2,200,000 shares for approximately $53.3 in the aggregate. Such shares were classified as treasury stock. We repurchased approximately 106,000 shares of our common stock during the first quarter of fiscal 2016, for a total cost of approximately $3.0. At December 31, 2015, we had approximately $46.7 remaining for share repurchases under the existing Board authorization.

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

HILLENBRAND, INC.

Date: February 2, 2016	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: February 2, 2016		/s/ Eric M. Teegarden
Eric M. Teegarden
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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