Form 10-Q
period 2016-03-31
Hillenbrand, Inc.
filed 2016-05-03
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The registrant had 63,014,554 shares of common stock, no par value per share, outstanding as of April 28, 2016.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net revenue	$387.0	$404.6	$738.7	$806.1
Cost of goods sold	244.3	256.0	467.8	519.1
Gross profit	142.7	148.6	270.9	287.0
Operating expenses	87.3	84.4	169.4	167.9
Amortization expense	8.6	7.3	18.4	15.0
Interest expense	6.4	6.4	12.3	12.1
Other income (expense), net	(0.9)	(5.0)	(1.6)	(5.0)
Income before income taxes	39.5	45.5	69.2	87.0
Income tax expense	12.3	14.3	21.0	26.1
Consolidated net income	27.2	31.2	48.2	60.9
Less: Net income attributable to noncontrolling interests	1.1	0.5	2.1	0.7
Net income(1)	$26.1	$30.7	$46.1	$60.2

Net income(1) — per share of common stock:
Basic earnings per share	$0.41	$0.49	$0.73	$0.95
Diluted earnings per share	$0.41	$0.48	$0.72	$0.94
Weighted average shares outstanding (basic)	63.3	63.3	63.3	63.2
Weighted average shares outstanding (diluted)	63.8	63.9	63.8	63.8

Cash dividends declared per share	$0.2025	$0.2000	$0.4050	$0.4000

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Consolidated net income	$27.2	$31.2	$48.2	$60.9
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	19.6	(36.5)	4.4	(56.6)
Pension and postretirement (net of quarter-to-date tax of $0.8 and $ — and year-to-date tax of $1.2 and $0.5)	(0.2)	1.0	0.5	1.8
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of ($1.1) and $1.4 and year-to-date tax of ($1.1) and $1.6)	0.4	(3.8)	1.0	(4.3)
Total changes in other comprehensive income (loss), net of tax	19.8	(39.3)	5.9	(59.1)
Consolidated comprehensive income	47.0	(8.1)	54.1	1.8
Less: Comprehensive income attributable to noncontrolling interests	1.1	0.5	2.0	0.6
Comprehensive income (2)	$45.9	$(8.6)	$52.1	$1.2

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	March 31, 2016	September 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$43.2	$48.3
Trade receivables, net	196.0	187.9
Unbilled receivables from long-term manufacturing contracts	122.4	144.9
Inventories	162.1	153.6
Deferred income taxes	21.5	21.9
Prepaid expenses	24.2	23.8
Other current assets	18.0	23.7
Total current assets	587.4	604.1
Property, plant, and equipment, net	158.5	158.3
Intangible assets, net	563.9	459.6
Goodwill	642.6	544.0
Other assets	38.6	42.1
Total Assets	$1,991.0	$1,808.1

LIABILITIES
Current Liabilities
Trade accounts payable	$105.6	$104.3
Liabilities from long-term manufacturing contracts and advances	71.9	79.7
Current portion of long-term debt	12.0	9.4
Accrued compensation	49.5	62.3
Deferred income taxes	23.1	25.4
Other current liabilities	115.4	123.1
Total current liabilities	377.5	404.2
Long-term debt	700.0	518.7
Accrued pension and postretirement healthcare	218.8	218.7
Deferred income taxes	32.7	29.4
Other long-term liabilities	28.8	31.3
Total Liabilities	1,357.8	1,202.3

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.7 and 63.6 shares issued, 63.0 and 62.9 shares outstanding)	—	—
Additional paid-in capital	351.3	350.9
Retained earnings	392.2	372.1
Treasury stock (0.7 and 0.7 shares)	(21.0)	(21.0)
Accumulated other comprehensive loss	(101.9)	(107.9)
Hillenbrand Shareholders’ Equity	620.6	594.1
Noncontrolling interests	12.6	11.7
Total Shareholders’ Equity	633.2	605.8

Total Liabilities and Equity	$1,991.0	$1,808.1

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Six Months Ended March 31,
	2016	2015
Operating Activities
Consolidated net income	$48.2	$60.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31.9	28.4
Deferred income taxes	(0.8)	4.2
Share-based compensation	3.7	6.3
Net loss on investments	0.5	1.4
Trade accounts receivable and receivables on long-term manufacturing contracts	30.1	5.6
Inventories	5.0	(16.8)
Prepaid expenses and other current assets	6.2	1.2
Trade accounts payable	(1.8)	(60.7)
Accrued expenses and other current liabilities	(27.8)	(19.2)
Income taxes payable	(4.5)	3.6
Defined benefit plan and postretirement funding	(5.9)	(5.2)
Defined benefit plan and postretirement expense	6.1	7.3
Other, net	(3.7)	(6.8)
Net cash provided by operating activities	87.2	10.2

Investing Activities
Capital expenditures	(9.1)	(11.9)
Proceeds from sales of property, plant, and equipment	0.9	0.5
Acquisition of business, net of cash acquired	(237.0)	—
Other, net	—	(1.1)
Net cash used in investing activities	(245.2)	(12.5)

Financing Activities
Repayments on term loan	(4.5)	(4.5)
Proceeds from revolving credit facilities	387.5	254.4
Repayments on revolving credit facilities	(199.1)	(332.0)
Proceeds from Series A Notes, net of financing costs	—	99.6
Payments of dividends on common stock	(25.4)	(25.2)
Repurchases of common stock	(4.0)	(9.2)
Net (payments) proceeds on stock plans	(0.5)	3.4
Other, net	0.5	1.2
Net cash provided by (used in) financing activities	154.5	(12.3)

Effect of exchange rates on cash and cash equivalents	(1.6)	(0.4)

Net cash flows	(5.1)	(15.0)

Cash and cash equivalents:
At beginning of period	48.3	58.0
At end of period	$43.2	$43.0

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.	Background and Basis of Presentation

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company that makes and sells premium business-to-business products and services for a wide variety of industries.  We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our people through deployment of the Hillenbrand Operating Model (the “HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM defines our mission, vision, values, and leader’s mindset; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company. Hillenbrand is composed of two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world.  Batesville is a recognized leader in the North American death care industry.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition.  ASU 2014-12 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted.  We do not expect the adoption of ASU 2014-12 to have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). Under current FASB standards, an entity is required to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. ASU 2015-11 will be effective for our fiscal year beginning October 1, 2017, with early adoption permitted. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes. ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position in order to simplify the presentation of deferred income taxes. ASU 2015-17 will be effective for our fiscal year beginning on October 1, 2017, with early adoption permitted. We expect that ASU 2015-17 will have a financial statement presentation impact only, as all deferred income tax assets and liabilities will be classified as noncurrent on the consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a right of use asset and related lease liability for leases that have lease terms of more than twelve months.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance, with the classifications based on criteria that are similar to those applied under the current lease guidance, without the explicit bright lines.  ASU 2016-02 will be effective for our fiscal year beginning on October 1, 2019, with early adoption permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. ASU 2016-06 will be effective for our fiscal year beginning on October 1, 2017, with early adoption permitted. We are currently evaluating the impact that ASU 2016-06 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 reduces complexity in the accounting for several aspects of share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification of certain share-based payment transactions on the statement of cash flows.
Accounting for Income Taxes: All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows.
Forfeitures: An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.
Minimum Statutory Tax Withholding Requirements: The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Cash paid when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows.
ASU 2016-09 will be effective for our fiscal year beginning on October 1, 2017, with early adoption permitted. We are currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.

3.	Business Acquisitions

We incurred $1.1 and $2.8 of business acquisition and integration costs during the three and six months ended March 31, 2016, recorded in operating expenses.

Abel

We completed the acquisition of Abel Pumps LP and Abel GmbH & Co. KG and certain of their affiliates (collectively “Abel”) on October 2, 2015 for €95 in cash.  We utilized borrowings under our $700.0 revolving credit facility and $180.0 term loan (the “Facility”), to fund this acquisition. Based in Büchen, Germany, Abel is a globally-recognized leader in positive displacement pumps. Abel specializes in designing, developing, and manufacturing piston and piston diaphragm pumps as well as pumping solutions and in providing related parts and service. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets. The results of Abel are reported in our Process Equipment Group segment.

Based on the preliminary purchase allocation, we recorded goodwill of $36, and acquired identifiable intangible assets of $58 which consisted of $5 of trade names not subject to amortization, $9 of developed technology, $3 of backlog, and $41 of customer relationships. Goodwill is expected to be deductible for tax purposes in Germany. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

Red Valve

On February 1, 2016, we completed the acquisition of Red Valve Company, Inc. (“Red Valve”) for $131.9 in cash. We utilized borrowings under our Facility, to fund this acquisition. Based in Carnegie, Pennsylvania, Red Valve is a global leader in highly-engineered valves designed to operate in the harshest municipal and industrial wastewater environments. Its products support mission critical applications in water/wastewater, power and mining, and other general industrial markets. The results of Red Valve are reported in our Process Equipment Group segment.

Based on the preliminary purchase allocation, we recorded goodwill of $60, and acquired identifiable intangible assets of $61 which consisted of $4 of trade names not subject to amortization, $8 of developed technology, $1 of backlog, and $48 of customer relationships. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

4.	Supplemental Balance Sheet Information

	March 31, 2016	September 30, 2015
Trade accounts receivable reserves	$21.6	$20.0

Accumulated depreciation on property, plant, and equipment	$303.0	$295.2

Accumulated amortization on intangible assets	$165.4	$144.8

Inventories:
Raw materials and components	$52.6	$40.1
Work in process	60.8	63.9
Finished goods	48.7	49.6
Total inventories	$162.1	$153.6

5.	Financing Agreements

	March 31, 2016	September 30, 2015
$700 revolving credit facility (excluding outstanding letters of credit)	$295.6	$107.6
$180 term loan	166.5	171.0
$150 senior unsecured notes, net of discount	149.2	149.1
$100 Series A Notes	100.0	100.0
Other	0.7	0.4
Total debt	712.0	528.1
Less: current portion	12.0	9.4
Total long-term debt	$700.0	$518.7

With respect to the Facility, as of March 31, 2016, we had $10.6 in outstanding letters of credit issued and $393.8 of maximum borrowing capacity. $282.6 of borrowing capacity is immediately available based on our leverage covenant at March 31, 2016, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.46% and 1.35% for the three and six months ended March 31, 2016, and 1.30% and 1.29% for the same periods in the prior year. The weighted average facility fee was 0.21% and 0.19% for the three and six months ended March 31, 2016, and 0.23% and 0.24% for the same periods in the prior year. The weighted average interest rate on the Facility’s term loan was 1.76% and 1.61% for the three and six months ended March 31, 2016, and 1.55% and 1.54% for the same periods in the prior year. We have interest rate swaps on $50.0 outstanding under the Facility in order to manage exposure to our variable rate interest payments.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of March 31, 2016, we had credit arrangements totaling $219.9, under which $124.8 was utilized for this purpose. These arrangements included our €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) and other ancillary credit facilities.

In March 2016, the Company entered into an amendment (the “Third Amendment”) to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), among the Company, Prudential Investment Management (“PIM”) and each Prudential Affiliate (as defined thereunder), governing the 4.60% Series A unsecured notes (the “Series A Notes”). The Third Amendment extends the maturity date of the Shelf Agreement to March 24, 2019, and increases the aggregate principal amount available under the private shelf facility from $150.0 to $200.0, of which $100.0 has been drawn. The Shelf Agreement is an uncommitted facility; the issuance of notes under the facility is subject to successful placement by PIM.

The availability of borrowings under the Facility, the LG Facility, and the Shelf Agreement governing the Series A Notes, is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA to interest expense of 3.5 to 1.0. As of March 31, 2016, we were in compliance with all covenants.

The Facility, our senior unsecured notes, Series A Notes, and LG Facility are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

We had restricted cash of $0.8 and $0.8 at March 31, 2016 and September 30, 2015.

6.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Service costs	$1.0	$1.1	$0.5	$0.5
Interest costs	2.3	3.6	0.3	0.6
Expected return on plan assets	(2.4)	(3.7)	(0.2)	(0.2)
Amortization of unrecognized prior service costs, net	0.2	0.3	—	—
Amortization of net loss	0.9	1.4	0.2	—
Net pension costs	$2.0	$2.7	$0.8	$0.9

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Service costs	$2.0	$2.2	$1.1	$0.9
Interest costs	4.7	7.2	0.9	1.4
Expected return on plan assets	(4.8)	(7.2)	(0.5)	(0.5)
Amortization of unrecognized prior service costs, net	0.3	0.5	—	—
Amortization of net loss	1.8	2.6	0.4	—
Net pension costs	$4.0	$5.3	$1.9	$1.8

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.1 for the three months ended March 31, 2016 and 2015, and $0.2 and $0.2 for the six months ended March 31, 2016 and 2015.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.3 and $2.4 for the three months ended March 31, 2016 and 2015, and $4.6 and $4.5 for the six months ended March 31, 2016 and 2015.

7.	Income Taxes

The effective tax rates for the three months ended March 31, 2016 and 2015 were 31.1% and 31.4%. The decrease in the effective tax rate during the three months ended March 31, 2016 was primarily due to a favorable geographic mix of pre-tax income, partially offset by an increase in the reserve for unrecognized tax benefits. The effective tax rates for the six months ended March 31, 2016 and 2015 were 30.3% and 30.0%. The increase in the effective tax rate during the six months ended March 31, 2016 was primarily due to an increase in the reserve for unrecognized tax benefits, partially offset by a favorable geographic mix of pre-tax income.

8.	Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At March 31, 2016 and 2015, potential dilutive effects, representing approximately 800,000 and 1,400,000 shares, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income(1)	$26.1	$30.7	$46.1	$60.2
Weighted average shares outstanding (basic - in millions)	63.3	63.3	63.3	63.2
Effect of dilutive stock options and other unvested equity awards (in millions)	0.5	0.6	0.5	0.6
Weighted average shares outstanding (diluted - in millions)	63.8	63.9	63.8	63.8

Basic earnings per share	$0.41	$0.49	$0.73	$0.95
Diluted earnings per share	$0.41	$0.48	$0.72	$0.94

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	1.3	0.7	0.7	0.7

(1) Net income attributable to Hillenbrand

9.	Shareholders’ Equity

During the six months ended March 31, 2016, we paid approximately $25.4 of cash dividends.  We also repurchased approximately 145,000 shares of our common stock during the six months ended March 31, 2016, for a total cost of approximately $4.0. In connection with our share-based compensation plans discussed further in Note 11, we also issued approximately 241,000 shares of common stock, of which approximately 136,000 shares were treasury stock.

10.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$(52.2)
Other comprehensive income before reclassifications
Before tax amount	—	(56.5)	(8.5)	(65.0)	$(0.1)	$(65.1)
Tax expense	—	—	2.5	2.5	—	2.5
After tax amount	—	(56.5)	(6.0)	(62.5)	(0.1)	(62.6)
Amounts reclassified from accumulated other comprehensive income(1)	1.8	—	1.7	3.5	—	3.5
Net current period other comprehensive income (loss)	1.8	(56.5)	(4.3)	(59.0)	$(0.1)	$(59.1)
Balance at March 31, 2015	$(44.2)	$(61.4)	$(5.6)	$(111.2)
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)
Other comprehensive income before reclassifications
Before tax amount	—	4.5	1.3	5.8	$(0.1)	$5.7
Tax expense	—	—	(0.6)	(0.6)	—	(0.6)
After tax amount	—	4.5	0.7	5.2	(0.1)	5.1
Amounts reclassified from accumulated other comprehensive income(1)	0.5	—	0.3	0.8	—	0.8
Net current period other comprehensive income (loss)	0.5	4.5	1.0	6.0	$(0.1)	$5.9
Balance at March 31, 2016	$(53.9)	$(47.6)	$(0.4)	$(101.9)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended March 31, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.8	$0.8
Cost of goods sold	0.8	0.2	0.1	1.1
Operating expenses	0.4	—	—	0.4
Other income (expense), net	—	—	0.8	0.8
Total before tax	$1.2	$0.2	$1.7	$3.1
Tax expense				(0.9)
Total reclassifications for the period, net of tax				$2.2

	Six Months Ended March 31, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$1.3	$1.3
Cost of goods sold	1.7	0.3	—	2.0
Operating expenses	0.7	0.1	—	0.8
Other income (expense), net	—	—	1.1	1.1
Total before tax	$2.4	$0.4	$2.4	$5.2
Tax expense				(1.7)
Total reclassifications for the period, net of tax				$3.5

	Three Months Ended March 31, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	0.6	—	—	0.6
Operating expenses	0.2	0.1	—	0.3
Other income (expense), net	—	—	(0.1)	(0.1)
Total before tax	$0.8	$0.1	$(0.3)	$0.6
Tax expense				(1.1)
Total reclassifications for the period, net of tax				$(0.5)

	Six Months Ended March 31, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.3	$0.3
Cost of goods sold	1.2	0.1	—	1.3
Operating expenses	0.4	0.1	—	0.5
Other income (expense), net	—	—	0.2	0.2
Total before tax	$1.6	$0.2	$0.5	$2.3
Tax expense				(1.5)
Total reclassifications for the period, net of tax				$0.8

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 6).

11.	Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Share-based compensation costs	$3.1	$4.1	$3.7	$6.3
Less impact of income tax benefit	1.2	1.5	1.4	2.3
Share-based compensation costs, net of tax	$1.9	$2.6	$2.3	$4.0

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

During the six months ended March 31, 2016, we made the following grants:

Number of Units
Stock options	497,774
Time-based stock awards	42,262
Performance-based stock awards (maximum that can be earned)	378,158

Stock options granted during fiscal 2016 had a weighted-average exercise price of $31.11 and a weighted-average grant date fair value of $7.80.  Our time-based stock awards and performance-based stock awards granted during fiscal 2016 had weighted-average grant date fair values of $30.54 and $33.03.  Included in the performance-based stock awards granted during 2016 are 199,372 units whose payout level is based upon the Company’s total shareholder return as it relates to the performance of companies in its compensation peer group over a three-year measurement period.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

12.	Other Income (Expense), Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Equity in net loss of affiliates	$(0.1)	$(1.7)	$(0.5)	$(1.4)
Foreign currency exchange gain (loss), net	0.2	(3.3)	0.1	(4.1)
Other, net	(1.0)	—	(1.2)	0.5
Other income (expense), net	$(0.9)	$(5.0)	$(1.6)	$(5.0)

13.	Commitments and Contingencies

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at March 31, 2016
		Fair Value at March 31, 2016 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43.2	$43.2	$—	$—
Investments in rabbi trust	3.7	3.7	—	—
Derivative instruments	3.2	—	3.2	—

Liabilities:
$150 senior unsecured notes	149.2	162.0	—	—
Revolving credit facility	295.6	—	295.6	—
Term loan	166.5	—	166.5	—
$100 Series A Notes	100.0	—	107.0	—
Derivative instruments	5.0	—	5.0	—

The fair values of the Facility’s revolving credit facility and term loan approximated carrying value at March 31, 2016.  The fair values of the Facility’s revolving credit facility, and term loan, and the Series A Notes are estimated based on the Facility’s internally developed models, using current market interest rate data for similar issues as there is no active market for our revolving credit facility, and term loan, or the Series A Notes.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of the derivative instruments was $209.6 at March 31, 2016. The derivatives are included in other current assets and other current liabilities on the balance sheet.

15.	Segment and Geographical Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net revenue
Process Equipment Group	$235.8	$240.8	$449.8	$497.2
Batesville	151.2	163.8	288.9	308.9
Total	$387.0	$404.6	$738.7	$806.1

Adjusted EBITDA
Process Equipment Group	$35.0	$34.6	$67.9	$72.7
Batesville	43.0	44.0	74.9	76.6
Corporate	(10.2)	(13.1)	(17.2)	(20.4)

Net revenue (1)
United States	$220.0	$236.2	$419.0	$452.8
International	167.0	168.4	319.7	353.3
Total	$387.0	$404.6	$738.7	$806.1

(1) We attribute revenue to a geography based upon the location of the legal entity that consummates the external sale.

	March 31, 2016	September 30, 2015
Total assets assigned
Process Equipment Group	$1,746.3	$1,537.3
Batesville	217.8	224.9
Corporate	26.9	45.9
Total	$1,991.0	$1,808.1

Tangible long-lived assets, net
United States	$94.1	$95.7
International	64.4	62.6
Total	$158.5	$158.3

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Adjusted EBITDA:
Process Equipment Group	$35.0	$34.6	$67.9	$72.7
Batesville	43.0	44.0	74.9	76.6
Corporate	(10.2)	(13.1)	(17.2)	(20.4)
Less:
Interest income	(0.2)	(0.4)	(0.5)	(0.7)
Interest expense	6.4	6.4	12.3	12.1
Income tax expense	12.3	14.3	21.0	26.1
Depreciation and amortization	15.9	13.4	31.9	28.4
Business acquisition and integration	1.1	(0.1)	2.8	0.2
Inventory step-up	1.1	—	2.5	—
Restructuring and restructuring related	4.0	0.7	7.4	1.4
Litigation	—	—	—	0.5
Consolidated net income	$27.2	$31.2	$48.2	$60.9

16.	Condensed Consolidating Information

Certain 100% owned subsidiaries of Hillenbrand fully and unconditionally, jointly and severally, agreed to guarantee all of the indebtedness relating to our obligations under the Facility, senior unsecured notes, Series A Notes, and LG Facility.  The following are the condensed consolidating financial statements, including the guarantors, which present the statements of income, balance sheets, and cash flows of (i) the parent holding company, (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) eliminations necessary to present the information for Hillenbrand on a consolidated basis.

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$217.8	$218.3	$(49.1)	$387.0	$—	$235.7	$220.0	$(51.1)	$404.6
Cost of goods sold	—	108.6	159.1	(23.4)	244.3	—	119.2	162.2	(25.4)	256.0
Gross profit	—	109.2	59.2	(25.7)	142.7	—	116.5	57.8	(25.7)	148.6
Operating expenses	7.7	63.7	41.6	(25.7)	87.3	10.6	60.9	38.6	(25.7)	84.4
Amortization expense	—	4.5	4.1	—	8.6	0.1	2.9	4.3	—	7.3
Interest expense	5.6	0.1	0.7	—	6.4	5.2	0.4	0.8	—	6.4
Other income (expense), net	(0.3)	(1.1)	0.5	—	(0.9)	(1.7)	(0.6)	(2.7)	—	(5.0)
Equity in net income (loss) of subsidiaries	32.0	2.7	—	(34.7)	—	40.9	3.0	—	(43.9)	—
Income (loss) before income taxes	18.4	42.5	13.3	(34.7)	39.5	23.3	54.7	11.4	(43.9)	45.5
Income tax expense (benefit)	(7.7)	15.9	4.1	—	12.3	(7.4)	19.2	2.5	—	14.3
Consolidated net income (loss)	26.1	26.6	9.2	(34.7)	27.2	30.7	35.5	8.9	(43.9)	31.2
Less: Net income attributable to
noncontrolling interests	—	—	1.1	—	1.1	—	—	0.5	—	0.5
Net income (loss) (1)	$26.1	$26.6	$8.1	$(34.7)	$26.1	$30.7	$35.5	$8.4	$(43.9)	$30.7
Consolidated comprehensive income (loss)	$45.9	$27.2	$29.3	$(55.4)	$47.0	$(8.6)	$36.4	$(32.7)	$(3.2)	$(8.1)
Less: Comprehensive income attributable
to noncontrolling interests	—	—	1.1	—	1.1	—	—	0.5	—	0.5
Comprehensive income (loss) (2)	$45.9	$27.2	$28.2	$(55.4)	$45.9	$(8.6)	$36.4	$(33.2)	$(3.2)	$(8.6)

	Six Months Ended March 31, 2016					Six Months Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$415.1	$423.5	$(99.9)	$738.7	$—	$452.4	$453.5	$(99.8)	$806.1
Cost of goods sold	—	210.8	305.8	(48.8)	467.8	—	233.5	335.0	(49.4)	519.1
Gross profit	—	204.3	117.7	(51.1)	270.9	—	218.9	118.5	(50.4)	287.0
Operating expenses	14.9	123.8	81.8	(51.1)	169.4	18.5	120.9	78.9	(50.4)	167.9
Amortization expense	—	6.8	11.6	—	18.4	0.3	5.8	8.9	—	15.0
Interest expense	10.8	0.1	1.4	—	12.3	10.1	0.4	1.6	—	12.1
Other income (expense), net	(0.2)	(2.1)	0.7	—	(1.6)	(1.7)	(0.6)	(2.7)	—	(5.0)
Equity in net income (loss) of subsidiaries	58.4	4.9	—	(63.3)	—	75.0	5.2	—	(80.2)	—
Income (loss) before income taxes	32.5	76.4	23.6	(63.3)	69.2	44.4	96.4	26.4	(80.2)	87.0
Income tax expense (benefit)	(13.6)	27.9	6.7	—	21.0	(15.8)	34.1	7.8	—	26.1
Consolidated net income (loss)	46.1	48.5	16.9	(63.3)	48.2	60.2	62.3	18.6	(80.2)	60.9
Less: Net income attributable to
noncontrolling interests	—	—	2.1	—	2.1	—	—	0.7	—	0.7
Net income (loss) (1)	$46.1	$48.5	$14.8	$(63.3)	$46.1	$60.2	$62.3	$17.9	$(80.2)	$60.2
Consolidated comprehensive income (loss)	$52.1	$58.0	$22.5	$(78.5)	$54.1	$1.2	$64.0	$(30.4)	$(33.0)	$1.8
Less: Comprehensive income attributable
to noncontrolling interests	—	—	2.0	—	2.0	—	—	0.6	—	0.6
Comprehensive income (loss) (2)	$52.1	$58.0	$20.5	$(78.5)	$52.1	$1.2	$64.0	$(31.0)	$(33.0)	$1.2

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	March 31, 2016					September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.9	$6.7	$35.6	$—	$43.2	$0.3	$7.1	$40.9	$—	$48.3
Trade receivables, net	—	108.3	87.7	—	196.0	—	113.4	74.5	—	187.9
Unbilled receivables from long-term manufacturing contracts	—	8.3	114.1	—	122.4	—	13.5	131.4	—	144.9
Inventories	—	73.3	91.2	(2.4)	162.1	—	69.0	87.1	(2.5)	153.6
Deferred income taxes	3.0	15.8	2.7	—	21.5	1.8	15.7	4.4	—	21.9
Prepaid expense	2.6	9.4	12.2	—	24.2	2.8	6.5	14.5	—	23.8
Intercompany receivables	—	907.5	47.6	(955.1)	—	—	921.8	60.2	(982.0)	—
Other current assets	—	2.0	15.6	0.4	18.0	0.6	1.9	20.8	0.4	23.7
Total current assets	6.5	1,131.3	406.7	(957.1)	587.4	5.5	1,148.9	433.8	(984.1)	604.1
Property, plant and equipment, net	5.5	67.2	85.8	—	158.5	6.3	66.2	85.8	—	158.3
Intangible assets, net	3.3	229.1	331.5	—	563.9	2.2	175.6	281.8	—	459.6
Goodwill	—	271.8	370.8	—	642.6	—	211.7	332.3	—	544.0
Investment in consolidated subsidiaries	2,218.9	842.7	—	(3,061.6)	—	2,082.7	836.1	—	(2,918.8)	—
Other assets	22.5	28.0	1.0	(12.9)	38.6	24.5	31.0	0.9	(14.3)	42.1
Total Assets	$2,256.7	$2,570.1	$1,195.8	$(4,031.6)	$1,991.0	$2,121.2	$2,469.5	$1,134.6	$(3,917.2)	$1,808.1

Trade accounts payable	$0.1	$19.5	$85.5	$0.5	$105.6	$0.5	$22.7	$81.3	$(0.2)	$104.3
Liabilities from long-term manufacturing contracts and advances	—	11.0	60.9	—	71.9	—	13.5	66.2	—	79.7
Current portion of long-term debt	11.3	—	0.7	—	12.0	9.0	—	0.4	—	9.4
Accrued compensation	2.7	15.3	31.5	—	49.5	3.9	23.0	35.4	—	62.3
Deferred income taxes	—	—	23.1	—	23.1	—	—	25.4	—	25.4
Intercompany payables	953.7	3.8	—	(957.5)	—	979.7	4.8	—	(984.5)	—
Other current liabilities	10.1	42.9	62.0	0.4	115.4	18.1	46.0	58.6	0.4	123.1
Total current liabilities	977.9	92.5	263.7	(956.6)	377.5	1,011.2	110.0	267.3	(984.3)	404.2
Long-term debt	654.4	—	45.6	—	700.0	513.1	—	5.6	—	518.7
Accrued pension and postretirement healthcare	1.1	120.3	97.4	—	218.8	1.1	119.8	97.8	—	218.7
Deferred income taxes	—	17.4	28.7	(13.4)	32.7	—	17.0	26.5	(14.1)	29.4
Other long-term liabilities	2.7	17.7	8.4	—	28.8	1.7	20.4	9.2	—	31.3
Total Liabilities	1,636.1	247.9	443.8	(970.0)	1,357.8	1,527.1	267.2	406.4	(998.4)	1,202.3
Total Hillenbrand Shareholders’ Equity	620.6	2,322.2	739.4	(3,061.6)	620.6	594.1	2,202.3	716.5	(2,918.8)	594.1
Noncontrolling interests	—	—	12.6	—	12.6	—	—	11.7	—	11.7
Total Equity	620.6	2,322.2	752.0	(3,061.6)	633.2	594.1	2,202.3	728.2	(2,918.8)	605.8
Total Liabilities and Equity	$2,256.7	$2,570.1	$1,195.8	$(4,031.6)	$1,991.0	$2,121.2	$2,469.5	$1,134.6	$(3,917.2)	$1,808.1

Condensed Consolidating Statements of Cash Flow

	Six Months Ended March 31, 2016					Six Months Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(112.7)	$238.4	$71.5	$(110.0)	$87.2	$12.7	$84.8	$(1.7)	$(85.6)	$10.2

Investing activities:
Capital expenditures	(1.3)	(3.4)	(4.4)	—	(9.1)	(0.8)	(7.2)	(3.9)	—	(11.9)
Proceeds from sales of property, plant, and equipment	—	0.5	0.4	—	0.9	—	0.5	—	—	0.5
Acquisition of business, net of cash acquired	—	(131.3)	(105.7)	—	(237.0)	—	—	—	—	—
Other, net	—	—	—	—	—	—	(0.9)	(0.2)	—	(1.1)
Net cash used in investing activities	(1.3)	(134.2)	(109.7)	—	(245.2)	(0.8)	(7.6)	(4.1)	—	(12.5)

Financing activities:
Repayments on term loan	(4.5)	—	—	—	(4.5)	(4.5)	—	—	—	(4.5)
Proceeds from revolving credit facilities	262.0	—	125.5	—	387.5	191.0	—	63.4	—	254.4
Repayments on revolving credit facilities	(113.9)		(85.2)	—	(199.1)	(268.5)	—	(63.5)	—	(332.0)
Proceeds from unsecured Series A Notes, net of financing costs	—	—	—	—	—	99.6	—	—	—	99.6
Payment of dividends on intercompany	—	(104.6)	(5.4)	110.0	—	—	(80.3)	(5.3)	85.6	—
Payment of dividends on common stock	(25.4)	—	—	—	(25.4)	(25.2)	—	—	—	(25.2)
Repurchases of common stock	(4.0)	—	—	—	(4.0)	(9.2)	—	—	—	(9.2)
Net proceeds on stock plans	(0.5)	—	—	—	(0.5)	3.4	—	—	—	3.4
Other, net	0.9	—	(0.4)	—	0.5	1.2	—	—	—	1.2
Net cash provided by financing activities	114.6	(104.6)	34.5	110.0	154.5	(12.2)	(80.3)	(5.4)	85.6	(12.3)

Effect of exchange rates on cash and cash equivalents	—	—	(1.6)	—	(1.6)	—	—	(0.4)	—	(0.4)

Net cash flow	0.6	(0.4)	(5.3)	—	(5.1)	(0.3)	(3.1)	(11.6)	—	(15.0)
Cash and equivalents at beginning of period	0.3	7.1	40.9	—	48.3	0.4	10.6	47.0	—	58.0
Cash and equivalents at end of period	$0.9	$6.7	$35.6	$—	$43.2	$0.1	$7.5	$35.4	$—	$43.0

17.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.8	$1.9	$2.7	$0.1	$0.4	$0.5
Batesville	0.1	0.7	0.8	—	—	—
Corporate	—	0.1	0.1	—	0.2	0.2
Total	$0.9	$2.7	$3.6	$0.1	$0.6	$0.7

	Six Months Ended March 31, 2016			Six Months Ended March 31, 2015
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$2.8	$3.1	$5.9	$0.1	$0.7	$0.8
Batesville	0.1	0.7	0.8	1.2	—	1.2
Corporate	—	0.3	0.3	—	0.6	0.6
Total	$2.9	$4.1	$7.0	$1.3	$1.3	$2.6

These costs are related primarily to severance costs at the Process Equipment Group and Batesville as we continue to integrate and streamline the business operations within the segments; disposal of equipment in 2015 at Batesville; and corporate compensation costs related to changes in the Company’s executive management team. At March 31, 2016, $2.4 of restructuring costs were accrued and will be paid in 2016.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2016, to the same periods in fiscal year 2015.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

See page 32 for reconciliation of adjusted EBITDA to the most directly comparable GAAP measure.  There is no GAAP financial measure comparable to backlog; therefore, a quantitative reconciliation of backlog is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2016, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2015.

EXECUTIVE OVERVIEW

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

Hillenbrand is a global diversified industrial company with multiple market-leading brands that serve a wide variety of industries around the world. We pursue profitable growth and robust cash generation in order to drive increased value for our shareholders. Hillenbrand’s portfolio is composed of two business segments: the Process Equipment Group and Batesville®. The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world. Batesville is a recognized leader in the North American death care industry.

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our people through deployment of the Hillenbrand Operating Model (the “HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results. The HOM defines our mission, vision, values and leader’s mindset; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) to make our businesses both bigger and better. Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

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

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$387.0	100.0	$404.6	100.0	$738.7	100.0	$806.1	100.0
Gross profit	142.7	36.9	148.6	36.7	270.9	36.7	287.0	35.6
Operating expenses	87.3	22.6	84.4	20.9	169.4	22.9	167.9	20.8
Amortization expense	8.6	2.2	7.3	1.8	18.4	2.5	15.0	1.9
Interest expense	6.4	1.7	6.4	1.6	12.3	1.7	12.1	1.5
Other income (expense), net	(0.9)	0.2	(5.0)	1.2	(1.6)	0.2	(5.0)	0.6
Income taxes	12.3	3.2	14.3	3.5	21.0	2.8	26.1	3.2
Net income(1)	26.1	6.7	30.7	7.6	46.1	6.2	60.2	7.5

(1) Net income attributable to Hillenbrand.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net revenue decreased $17.6 (4%), or $12.4 (3%) on a constant currency basis.

•The Process Equipment Group’s net revenue decreased $5.0 (2%), or $0.8 (0.3%) on a constant currency basis, primarily due to decreased demand for equipment that processes proppants (used in hydraulic fracturing), large equipment used in the plastics industry, and parts and equipment used in power and mining (including coal), partially offset by the increased revenue associated with the acquisitions of Abel in October 2015 and Red Valve in February 2016 and increased demand for other replacement parts and services.

•Batesville’s net revenue decreased $12.6 (8%), or $11.6 (7%) on a constant currency basis, primarily due to a decrease in volume ($11.0) and average selling price. Lower volume was driven by what we estimate to be a decrease in North American burials, driven by an estimated decrease in North American deaths along with an increase in the rate at which families opted for cremation.

Gross profit decreased $5.9 (4%), or $4.4 (3%) on a constant currency basis, and gross profit margin improved 20 basis points to 36.9%.

•The Process Equipment Group’s gross profit decreased $1.4 (2%), or $0.2 (0.2%) on a constant currency basis, primarily driven by decreased demand for equipment that processes proppants (used in hydraulic fracturing), large equipment used in the plastics industry, parts and equipment used in power and mining (including coal), inventory step-up charges related to the Red Valve acquisition, and an increase in restructuring and restructuring related charges in 2016. The gross profit decrease was partially offset by the increased revenue from other replacement parts and services and increased profits associated with the acquisitions of Abel and Red Valve. Gross profit margin improved 20 basis points to 34.5% in 2016, primarily driven by the higher margins associated with Abel and Red Valve, favorable mix of parts and equipment, and implementation of process improvements, partially offset by under absorption of fixed overhead costs, inventory step-up charges, and an increase in restructuring and restructuring related charges in 2016.

•Batesville’s gross profit decreased $4.5 (7%) and gross profit margin improved 40 basis points to 40.6%.  The decreased gross profit was primarily due to the decrease in volume and increase in restructuring and restructuring related charges, which was partially offset by lower commodity and fuel costs. The improved gross profit margin was primarily driven by productivity efforts across the supply chain and lower commodity and fuel costs, partially offset by increased personnel and benefit costs.

Gross profit included restructuring and restructuring related charges ($1.2 in 2016 and $0.1 in 2015) and inventory step-up charges of $1.0 in 2016 related to the Red Valve acquisition. Excluding these items, adjusted gross profit decreased $3.7 (2%), or $2.2 (1%) on a constant currency basis, and adjusted gross profit margin improved 70 basis points to 37.5%.

Operating expenses increased $2.9 (3%), or $3.9 (5%) on a constant currency basis. The increase was primarily driven by the addition of operating expenses from Abel and Red Valve, an increase in restructuring and restructuring related charges, an increase in sales and marketing expenses, and an increase in acquisition and integration costs, partially offset by lower variable compensation.  Operating expenses as a percentage of net revenue increased by 170 basis points to 22.6% in 2016.  Operating expenses included the following items:

	Three Months Ended March 31,
	2016	2015
Business acquisition and integration costs	$1.1	$(0.1)
Restructuring and restructuring related charges	2.8	0.6

On an adjusted basis, which excluded business acquisition and integration costs and restructuring and restructuring related charges, operating expenses decreased $0.5 (1%), although they increased $0.4 (0.5%) on a constant currency basis.  The increase in adjusted operating expenses on a constant currency basis was primarily driven by the addition of operating expenses from Abel and Red Valve and an increase in sales and marketing expenses in 2016, partially offset by lower variable compensation. The adjusted operating expenses as a percentage of net revenue increased 90 basis points in 2016 to 21.6%. The increased ratio was primarily due to the net revenue decline in 2016 and higher sales and marketing expenses in 2016, partially offset by lower variable compensation.

Amortization expense increased $1.3, primarily due to the acquired intangibles of Abel and Red Valve.

Other income (expense), net was $0.9 of other expense in fiscal 2016, compared to $5.0 of other expense in 2015. The decrease was driven primarily by a decrease in foreign exchange loss and a decline in losses on limited partnership investments.

The effective tax rate was 31.1% in fiscal 2016 compared to 31.4% in fiscal 2015.  The improvement in the effective tax rate was primarily due to a favorable geographic mix of pre-tax income, partially offset by an increase in the reserve for unrecognized tax benefits. Our adjusted effective income tax rate was 31.8% in fiscal 2016 compared to 31.5% in fiscal 2015, which excludes the tax impact of adjustments discussed above.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Net revenue decreased $67.4 (8%), or $45.5 (6%) on a constant currency basis.

•The Process Equipment Group’s net revenue decreased $47.4 (10%), or $28.0 (6%) on a constant currency basis, primarily due to decreased demand for large equipment used in the plastics industry, equipment that processes proppants (used in hydraulic fracturing), and parts and equipment used in power and mining (including coal), partially offset by the increased revenue associated with the acquisitions of Abel and Red Valve and increased demand for other replacement parts and services.

•Batesville’s net revenue decreased $20.0 (6.5%), or $17.5 (5.7%) on a constant currency basis, primarily due to a decrease in volume ($16.1) and average selling price. Lower volume was driven by what we estimate to be a decrease in North American burials, driven by an estimated decrease in North American deaths along with an increase in the rate at which families opted for cremation.

Gross profit decreased $16.1 (6%), or $9.6 (3%) on a constant currency basis, and gross profit margin increased 110 basis points to 36.7%.

•The Process Equipment Group’s gross profit decreased $10.3 (6%), or $4.2 (3%) on a constant currency basis, primarily driven by decreased demand for equipment that processes proppants (used in hydraulic fracturing), parts and equipment used in power and mining (including coal), large equipment used in the plastics industry, an increase in restructuring and restructuring related charges in 2016, and inventory step-up charges related to the Abel and Red Valve acquisitions. The gross profit decrease was partially offset by the increased revenue from other replacement parts and services and increased profits associated with the acquisitions of Abel and Red Valve. Gross profit margin improved 120 basis points to 34.8% in 2016, primarily driven by the favorable mix of parts and equipment, higher margins associated with Abel and Red Valve, and implementation of process improvements, partially offset by under absorption of fixed overhead costs, inventory step-up charges, and an increase in restructuring and restructuring related charges in 2016.

•Batesville’s gross profit decreased $5.8 (5%) and gross profit margin improved 70 basis points to 39.5%.  The decreased gross profit was primarily due to the decrease in volume, partially offset by lower commodity and fuel costs and a decrease in restructuring and restructuring related charges in 2016. The improved gross profit margin was primarily driven by productivity efforts across the supply chain and lower commodity and fuel costs, partially offset by increased personnel and benefit costs.

Gross profit included restructuring and restructuring related charges ($3.2 in 2016 and $1.3 in 2015) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.5 in 2016). Excluding these items, adjusted gross profit decreased $11.7 (4%), or $5.2 (2%) on a constant currency basis, and adjusted gross profit margin improved 160 basis points to 37.4%.

Operating expenses increased $1.5 (1%), or $6.0 (4%) on a constant currency basis. The constant currency increase was primarily driven by the addition of operating expenses from Abel and Red Valve, an increase in restructuring and restructuring related charges, and an increase in acquisition and integration costs, partially offset by lower variable compensation and litigation costs.  Operating expenses as a percentage of net revenue increased by 210 basis points to 22.9% in 2016.  Operating expenses included the following items:

	Six Months Ended March 31,
	2016	2015
Business acquisition and integration costs	$2.8	$0.2
Restructuring and restructuring related charges	4.2	1.3
Litigation expenses	—	0.5

On an adjusted basis, which excluded business acquisition and integration costs, restructuring and restructuring related charges, and litigation expenses, operating expenses decreased $3.5 (2%), although they increased $0.9 (1%) on a constant currency basis. The increase in adjusted operating expenses on a constant currency basis was primarily driven by the addition of operating expenses from Abel and Red Valve and higher sales and marketing expenses, partially offset by lower variable compensation. The adjusted operating expenses as a percentage of net revenue increased 140 basis points in 2016 to 22.0%. The increased ratio was primarily due to the net revenue decline and higher sales and marketing expenses in 2016, partially offset by lower variable compensation.

Amortization expense increased $3.4, primarily due to the acquired intangibles of Abel and Red Valve.

Interest expense increased $0.2, primarily due to an increase in our weighted-average outstanding borrowings.

Other income (expense), net was $1.6 of other expense in fiscal 2016, compared to $5.0 of other expense in fiscal 2015. The decrease was driven primarily by a decrease in foreign exchange loss and a decline in losses on limited partnership investments.

The effective tax rate was 30.3% in fiscal 2016 compared to 30.0% in fiscal 2015.  Our adjusted effective income tax rate was 31.2% in fiscal 2016 compared to 30.0% in fiscal 2015, which excludes the tax impact of adjustments discussed above. The increase in the effective tax rate was primarily due to an increase in the reserve for unrecognized tax benefits, partially offset by a favorable geographic mix of pre-tax income.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended March 31,				Six Months Ended March 31,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$235.8	100.0	$240.8	100.0	$449.8	100.0	$497.2	100.0
Gross profit	81.3	34.5	82.7	34.3	156.7	34.8	167.0	33.6
Operating expenses	53.9	22.9	49.9	20.7	103.7	23.1	99.9	20.1
Amortization expense	8.6	3.6	6.7	2.8	18.3	4.1	13.7	2.8

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net revenue decreased $5.0 (2%), or $0.8 (0.3%) on a constant currency basis, primarily due to decreased demand for equipment that processes proppants (used in hydraulic fracturing), large equipment used in the plastics industry, and parts and equipment used in power and mining (including coal), partially offset by the increased revenue associated with the acquisitions of Abel and Red Valve and increased demand for other replacement parts and services. Order backlog increased $5.4 (1%) from $520.0 on March 31, 2015, to $525.4 on March 31, 2016. On a constant currency basis, backlog at March 31, 2016 would have been $509.6, a decrease of $10.4 (2%) compared to March 31, 2015.

On a sequential basis, order backlog increased $20.3 (4%) to $525.4 at March 31, 2016, up from $505.1 at December 31, 2015.

Gross profit decreased $1.4 (2%), or $0.2 (0.2%) on a constant currency basis, primarily driven by decreased demand for equipment that processes proppants (used in hydraulic fracturing), large equipment used in the plastics industry, parts and equipment used in power and mining (including coal), inventory step-up charges related to the Red Valve acquisition, and an increase in restructuring and restructuring related charges in 2016. The gross profit decrease was partially offset by the increased revenue from other replacement parts and services and increased profits associated with the acquisitions of Abel and Red Valve. Gross profit margin improved 20 basis points to 34.5% in 2016, primarily driven by the higher margins associated with Abel and Red Valve, favorable mix of parts and equipment, and implementation of process improvements, partially offset by under absorption of fixed overhead costs, inventory step-up charges, and an increase in restructuring and restructuring related charges in 2016.

Gross profit included restructuring and restructuring related charges of $0.8 in 2016 and inventory step-up charges related to the Red Valve acquisition of $1.0 in 2016. Excluding these items, adjusted gross profit increased $0.4 (0.5%), or $1.6 (2%) on a constant currency basis. Adjusted gross profit margin improved 90 basis points to 35.3%, primarily driven by the higher margins associated with Abel and Red Valve, favorable mix of parts and equipment, and implementation of process improvements, partially offset by under absorption of fixed overhead costs.

Operating expenses increased $4.0 (8%), or $4.9 (10%) on a constant currency basis. The increase was primarily driven by the addition of operating expenses from Abel and Red Valve, an increase in sales and marketing expenses, and an increase in restructuring and restructuring related charges, partially offset by variable compensation. Operating expenses as a percentage of net revenue increased by 220 basis points to 22.9% in 2016, primarily due to the net revenue decline, higher sales and marketing expenses in 2016, and an increase in restructuring and restructuring related charges, partially offset by lower variable compensation.

Operating expenses included restructuring and restructuring related charges ($2.0 in 2016 and $0.4 in 2015).  Excluding these items, adjusted operating expenses increased $2.3 (5%), or $3.3 (7%) on a constant currency basis. The increase in adjusted operating expenses on a constant currency basis was primarily driven by the addition of operating expenses from Abel and Red Valve and an increase in sales and marketing expenses, partially offset by lower variable compensation. Adjusted operating expenses as a percentage of net revenue increased 140 basis points to 22.0% in 2016, primarily due to the net revenue decline and higher sales and marketing expenses in 2016, partially offset by lower variable compensation.

Amortization expense increased $1.9 primarily due to the acquired intangibles of Abel and Red Valve.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Net revenue decreased $47.4 (10%), or $28.0 (6%) on a constant currency basis, primarily due to decreased demand for large equipment used in the plastics industry, equipment that processes proppants (used in hydraulic fracturing), and parts and equipment used in power and mining (including coal), partially offset by the increased revenue associated with the acquisitions of Abel in October 2015 and Red Valve in February 2016 and increased demand for other replacement parts and services.

Gross profit decreased $10.3 (6%), or $4.2 (3%) on a constant currency basis, primarily driven by decreased demand for equipment that processes proppants (used in hydraulic fracturing), parts and equipment used in power and mining (including coal), large equipment used in the plastics industry, an increase in restructuring and restructuring related charges in 2016, and inventory step-up charges related to the Abel and Red Valve acquisitions. The gross profit decrease was partially offset by the increased revenue from other replacement parts and services and increased profits associated with the acquisitions of Abel and Red Valve. Gross profit margin improved 120 basis points to 34.8% in 2016, primarily driven by favorable mix of parts and equipment, the higher margins associated with Abel and Red Valve, and implementation of process improvements, partially offset by under absorption of fixed overhead costs, inventory step-up charges, and an increase in restructuring and restructuring related charges in 2016.

Gross profit included restructuring and restructuring related charges ($2.8 in 2016 and $0.1 in 2015) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.5 in 2016). Excluding these items, adjusted gross profit decreased $5.1 (3%), or $0.9 (1%) on a constant currency basis. Adjusted gross profit margin improved 240 basis points to 36.0%, primarily driven by favorable mix of parts and equipment, the higher margins associated with Abel and Red Valve, and implementation of process improvements, partially offset by under absorption of fixed overhead costs.

Operating expenses increased $3.8 (4%), or $8.1 (8%) on a constant currency basis. The constant currency increase was primarily driven by the addition of operating expenses from Abel and Red Valve, an increase in sales and marketing expenses, and an increase in restructuring and restructuring related charges, partially offset by lower variable compensation. Operating expenses as a percentage of net revenue increased by 300 basis points to 23.1% in 2016, primarily due to the net revenue decline, the increase in restructuring and restructuring related charges, and higher sales and marketing expenses in 2016, partially offset by lower variable compensation.

Operating expenses included restructuring and restructuring related charges ($3.2 in 2016 and $0.7 in 2015).  Excluding these items, adjusted operating expenses increased $1.3 (1%), or $5.6 (6%) on a constant currency basis. The increase in adjusted operating expenses on a constant currency basis was primarily driven by the addition of operating expenses from Abel and Red Valve and higher sales and marketing expenses, partially offset by lower variable compensation. Adjusted operating expenses as a percentage of net revenue increased 240 basis points to 22.3% in 2016. The increased ratio was primarily due to the net revenue decline and higher sales and marketing expenses in 2016, partially offset by lower variable compensation.

Amortization expense increased $4.6 primarily due to the acquired intangibles of Abel and Red Valve.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended March 31,				Six Months Ended March 31,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$151.2	100.0	$163.8	100.0	$288.9	100.0	$308.9	100.0
Gross profit	61.4	40.6	65.9	40.2	114.2	39.5	120.0	38.8
Operating expenses	22.2	14.7	23.7	14.5	45.6	15.8	48.9	15.8
Amortization expense	—	—	0.5	0.3	0.1	—	1.0	0.3

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net revenue decreased $12.6 (8%), or $11.6 (7%) on a constant currency basis, primarily due to a decrease in volume ($11.0) and average selling price. Lower volume was driven by what we estimate to be a decrease in North American burials, driven by an estimated decrease in North American deaths along with an increase in the rate at which families opted for cremation.

Gross profit decreased $4.5 (7%) and gross profit margin improved 40 basis points to 40.6%.  The decreased gross profit was primarily due to the decrease in volume and increase in restructuring and restructuring related charges, which was partially offset by lower commodity and fuel costs. The improved gross profit margin was primarily driven by productivity efforts across the supply chain and lower commodity and fuel costs, partially offset by increased personnel and benefit costs.

Gross profit included restructuring and restructuring related charges of $0.4 in 2016.  Excluding restructuring and restructuring related charges, adjusted gross profit decreased $4.1 (6%), and adjusted gross profit margin improved 70 basis points to 40.9%.

Operating expenses decreased $1.5 (6%), primarily due to lower variable compensation expense. Operating expenses as a percentage of net revenue increased 20 basis points to 14.7%.

Operating expenses included $0.7 of restructuring and restructuring related costs in fiscal 2016.  Excluding these costs, adjusted operating expenses decreased $2.2 (9%), which was primarily due to lower variable compensation expense. Adjusted operating expenses as a percentage of net revenue improved 30 basis points to 14.2%.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Net revenue decreased $20.0 (6.5%), or $17.5 (5.7%) on a constant currency basis, primarily due to a decrease in volume ($16.1) and average selling price. Lower volume was driven by what we estimate to be a decrease in North American burials, driven by an estimated decrease in North American deaths along with an increase in the rate at which families opted for cremation.

Gross profit decreased $5.8 (5%) and gross profit margin improved 70 basis points to 39.5%.  The decreased gross profit was primarily due to the decrease in volume, partially offset by lower commodity and fuel costs and a decrease in restructuring and restructuring related charges in 2016. The improved gross profit margin was primarily driven by productivity efforts across the supply chain and lower commodity and fuel costs, partially offset by increased personnel and benefit costs.

Gross profit included restructuring and restructuring related charges ($0.4 in 2016 and $1.2 in 2015).  Excluding restructuring and restructuring related charges, adjusted gross profit decreased $6.6 (5%), and adjusted gross profit margin improved 50 basis points to 39.7%.

Operating expenses decreased $3.3 (7%) to $45.6, primarily due to lower variable compensation expense and litigation costs in fiscal 2015 that did not repeat in 2016. Operating expenses as a percentage of net revenue remained flat at 15.8%.

Operating expenses included $0.5 of certain litigation costs in fiscal 2015 and $0.7 of restructuring and restructuring related charges in fiscal 2016.  Excluding these costs, adjusted operating expenses decreased $3.5 (7%), which was primarily due to lower variable compensation expense. Adjusted operating expenses as a percentage of net revenue improved 20 basis points to 15.5%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$10.1	2.6	$10.7	2.6	$17.1	2.3	$18.4	2.3
Business acquisition and integration costs	1.0	0.3	(0.1)	—	2.7	0.4	0.1	—
Restructuring charges	0.1	—	0.2	0.1	0.3	—	0.6	0.1
Operating expenses	$11.2	2.9	$10.8	2.7	$20.1	2.7	$19.1	2.4

Core operating expenses primarily represent operating expenses excluding restructuring costs and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Core operating expenses decreased $0.6 (6%), primarily due to lower variable compensation.  These expenses as a percentage of net revenue remained flat at 2.6%.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Core operating expenses decreased $1.3 (7%), primarily due to lower variable compensation.  These expenses as a percentage of net revenue remained flat at 2.3%.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Consolidated net income	$27.2	$31.2	$48.2	$60.9
Interest income	(0.2)	(0.4)	(0.5)	(0.7)
Interest expense	6.4	6.4	12.3	12.1
Income tax expense	12.3	14.3	21.0	26.1
Depreciation and amortization	15.9	13.4	31.9	28.4
EBITDA	$61.6	$64.9	$112.9	$126.8
Business acquisition and integration	1.1	(0.1)	2.8	0.2
Inventory step-up	1.1	—	2.5	—
Restructuring and restructuring related	4.0	0.7	7.4	1.4
Litigation	—	—	—	0.5
Adjusted EBITDA	$67.8	$65.5	$125.6	$128.9

Consolidated adjusted EBITDA increased $2.3 (4%) for the three months ended March 31, 2016, compared to the same period in fiscal 2015.  On a constant currency basis, consolidated adjusted EBITDA increased $2.9 (4%) primarily driven by the increased earnings associated with the acquisitions of Abel and Red Valve, increased demand for replacement parts and services, and a decrease in variable compensation, partially offset by a decrease in volume of equipment sales at the Process Equipment Group and a decrease in volume at Batesville.

For the six months ended March 31, 2016, consolidated adjusted EBITDA decreased $3.3 (3%) compared to the same period in fiscal 2015.  On a constant currency basis, consolidated adjusted EBITDA decreased $1.5 (1%) primarily due to a decrease in volume of equipment sales at the Process Equipment Group and a decrease in volume at Batesville, partially offset by the increased earnings associated with the acquisitions of Abel and Red Valve, increased demand for replacement parts and services, and a decrease in variable compensation.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first six months of 2016 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes, including the Series A Notes, and the Facility as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $393.8 of maximum borrowing capacity available under the Facility as of March 31, 2016, of which $282.6 of borrowing capacity was immediately available based on our leverage covenant at March 31, 2016, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $10.6 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $300.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of March 31, 2016, we had guarantee arrangements totaling $219.9, under which $124.8 was utilized for this purpose. These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the LG facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The cash at our international subsidiaries totaled $34.7 at March 31, 2016. We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

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

Our anticipated contribution to our pension plans in 2016 is $14.9, of which $5.9 was made during the six months ended March 31, 2016. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.
We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2015, which will require approximately $12.8 each quarter based on our outstanding common stock at March 31, 2016. We increased our quarterly dividend in 2016 to $0.2025 per common share from $0.2000 per common share paid in 2015.

We believe existing cash, cash flows from operations, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Six Months Ended March 31,
(in millions)	2016	2015
Cash flows provided by (used in)
Operating activities	$87.2	$10.2
Investing activities	(245.2)	(12.5)
Financing activities	154.5	(12.3)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.4)
Increase (decrease) in cash and cash equivalents	$(5.1)	$(15.0)

Operating Activities

Operating activities provided $87.2 of cash during the first six months of fiscal year 2016, compared to providing $10.2 of cash during the first six months of fiscal year 2015, a $77.0 increase.  This increase in cash was driven in part by the payment of a litigation settlement at Batesville in fiscal 2015 that did not repeat in 2016 and a significant improvement in working capital requirements and management at the Process Equipment Group. During the six months ended March 31, 2015, continued progress on compounding and extrusion orders at our Coperion business required an increased outflow of supplier payments. In addition, due to the shifting of delivery dates, collection on certain customer contracts was delayed from fiscal year 2015 into the first half of fiscal 2016.

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

Investing Activities

The $232.7 increase in cash used in investing activities in the first six months of fiscal 2016 was primarily due to the acquisition of Abel in October 2015 and Red Valve in February 2016.

Financing Activities

Cash provided by financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities during the first six months of 2016 was $154.5, including $183.9 of proceeds, net of debt repayments and financing costs, which were used to finance the acquisitions of Abel and Red Valve.  Cash used in financing activities in the first six months of fiscal 2015 was $12.3.

We returned approximately $25.4 to shareholders during the first six months of 2016 in the form of quarterly dividends.  We increased our quarterly dividend in 2016 to $0.2025 per common share from $0.2000 per common share paid during 2015.  In addition, we repurchased approximately 145,000 shares of our common stock in 2016, for a total cost of approximately $4.0, as part of an approved and publicly announced program.

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

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

January	—	$—	—	$46.7
February	39,420	$25.36	39,420	$45.7
March	—	$—	—	$45.7
Total	39,420	$25.36	39,420	$45.7

On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of our common stock. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of March 31, 2016, we had repurchased approximately 2,200,000 shares for approximately $54.3 in the aggregate. Such shares were classified as treasury stock. We repurchased approximately 39,000 shares of our common stock during the second quarter of fiscal 2016, for a total cost of approximately $1.0. At March 31, 2016, we had approximately $45.7 remaining for share repurchases under the existing Board authorization.

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

HILLENBRAND, INC.

Date: May 3, 2016	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: May 3, 2016		/s/ Eric M. Teegarden
Eric M. Teegarden
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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
Exhibit 10.1
Amendment No. 3 to the Private Shelf Agreement dated as of March 24, 2016, by and among Hillenbrand, Inc. and the additional parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2016)

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