Form 10-Q
period 2016-06-30
Hillenbrand, Inc.
filed 2016-08-03
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

The registrant had 63,110,562 shares of common stock, no par value per share, outstanding as of July 28, 2016.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$371.0	$398.7	$1,109.7	$1,204.8
Cost of goods sold	227.5	259.8	695.3	778.9
Gross profit	143.5	138.9	414.4	425.9
Operating expenses	87.2	79.1	256.6	247.0
Amortization expense	7.2	6.5	25.6	21.5
Interest expense	6.6	5.7	18.9	17.8
Other (expense) income, net	(0.3)	(1.3)	(1.9)	(6.3)
Income before income taxes	42.2	46.3	111.4	133.3
Income tax expense	10.9	13.8	31.9	39.9
Consolidated net income	31.3	32.5	79.5	93.4
Less: Net income attributable to noncontrolling interests	0.6	0.4	2.7	1.1
Net income(1)	$30.7	$32.1	$76.8	$92.3

Net income(1) — per share of common stock:
Basic earnings per share	$0.49	$0.51	$1.21	$1.46
Diluted earnings per share	$0.48	$0.50	$1.21	$1.44
Weighted average shares outstanding (basic)	63.4	63.3	63.3	63.2
Weighted average shares outstanding (diluted)	63.9	63.9	63.8	63.8

Cash dividends declared per share	$0.2025	$0.2000	$0.6075	$0.6000

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income	$31.3	$32.5	$79.5	$93.4
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	(13.7)	20.3	(9.3)	(36.3)
Pension and postretirement (net of quarter-to-date tax of $0.4 and $1.0 and year-to-date tax of $1.6 and $1.5)	0.4	0.9	0.9	2.7
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of $0.5 and ($0.8) and year-to-date tax of ($0.6) and $0.8)	(1.6)	2.5	(0.6)	(1.8)
Total changes in other comprehensive income (loss), net of tax	(14.9)	23.7	(9.0)	(35.4)
Consolidated comprehensive income	16.4	56.2	70.5	58.0
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.3	2.3	0.9
Comprehensive income (2)	$16.1	$55.9	$68.2	$57.1

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	June 30, 2016	September 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$47.6	$48.3
Trade receivables, net	175.4	187.9
Unbilled receivables from long-term manufacturing contracts	107.6	144.9
Inventories	163.3	153.6
Deferred income taxes	28.5	21.9
Prepaid expenses	22.6	23.8
Other current assets	17.8	23.7
Total current assets	562.8	604.1
Property, plant, and equipment, net	154.4	158.3
Intangible assets, net	548.4	459.6
Goodwill	635.8	544.0
Other assets	38.3	42.1
Total Assets	$1,939.7	$1,808.1

LIABILITIES
Current Liabilities
Trade accounts payable	$112.7	$104.3
Liabilities from long-term manufacturing contracts and advances	75.6	79.7
Current portion of long-term debt	12.4	9.4
Accrued compensation	49.9	62.3
Deferred income taxes	23.3	25.4
Other current liabilities	127.2	123.1
Total current liabilities	401.1	404.2
Long-term debt	624.6	518.7
Accrued pension and postretirement healthcare	215.9	218.7
Deferred income taxes	31.9	29.4
Other long-term liabilities	30.2	31.3
Total Liabilities	1,303.7	1,202.3

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.7 and 63.6 shares issued, 63.0 and 62.9 shares outstanding)	—	—
Additional paid-in capital	350.4	350.9
Retained earnings	410.0	372.1
Treasury stock (0.7 and 0.7 shares)	(20.8)	(21.0)
Accumulated other comprehensive loss	(116.5)	(107.9)
Hillenbrand Shareholders’ Equity	623.1	594.1
Noncontrolling interests	12.9	11.7
Total Shareholders’ Equity	636.0	605.8

Total Liabilities and Equity	$1,939.7	$1,808.1

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2016	2015
Operating Activities
Consolidated net income	$79.5	$93.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46.2	41.1
Trade name impairment	2.2	—
Deferred income taxes	(7.1)	3.2
Share-based compensation	6.2	8.9
Net loss on investments	0.1	2.1
Trade accounts receivable and receivables on long-term manufacturing contracts	56.6	14.7
Inventories	1.0	(9.9)
Prepaid expenses and other current assets	6.6	(2.3)
Trade accounts payable	7.2	(66.3)
Accrued expenses and other current liabilities	(23.8)	(23.5)
Income taxes payable	8.9	13.9
Defined benefit plan and postretirement funding	(8.2)	(7.7)
Defined benefit plan and postretirement expense	8.7	10.8
Other, net	5.6	(2.9)
Net cash provided by operating activities	189.7	75.5

Investing Activities
Capital expenditures	(15.6)	(19.7)
Proceeds from sales of property, plant, and equipment	1.0	0.7
Acquisition of business, net of cash acquired	(237.0)	—
Other, net	0.1	(1.2)
Net cash used in investing activities	(251.5)	(20.2)

Financing Activities
Repayments on term loan	(6.8)	(6.8)
Proceeds from revolving credit facilities	480.5	334.2
Repayments on revolving credit facilities	(363.7)	(453.1)
Proceeds from Series A Notes, net of financing costs	—	99.6
Proceeds from other borrowings	—	2.2
Payments of dividends on common stock	(38.3)	(37.8)
Repurchases of common stock	(16.6)	(9.2)
Net proceeds on stock plans	7.6	3.5
Other, net	1.1	1.2
Net cash provided by (used in) financing activities	63.8	(66.2)

Effect of exchange rates on cash and cash equivalents	(2.7)	(1.5)

Net cash flows	(0.7)	(12.4)

Cash and cash equivalents:
At beginning of period	48.3	58.0
At end of period	$47.6	$45.6

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

We incurred $0.7 and $3.5 of business acquisition and integration costs during the three and nine months ended June 30, 2016, recorded in operating expenses.

Abel

We completed the acquisition of Abel Pumps LP and Abel GmbH & Co. KG and certain of their affiliates (collectively “Abel”) on October 2, 2015, for €95 in cash.  We utilized borrowings under our $700.0 revolving credit facility and $180.0 term loan (together, the “Facility”), to fund this acquisition. Based in Büchen, Germany, Abel is a globally-recognized leader in positive displacement pumps. Abel specializes in designing, developing, and manufacturing piston and piston diaphragm pumps as well as pumping solutions and in providing related parts and service. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets. The results of Abel are reported in our Process Equipment Group segment for the relevant periods.

Based on the preliminary purchase allocation, we recorded goodwill of $37, and acquired identifiable intangible assets of $58, which consisted of $5 of trade names not subject to amortization, $9 of developed technology, $3 of backlog, and $41 of customer relationships. Goodwill is expected to be deductible for tax purposes. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

Red Valve

On February 1, 2016, we completed the acquisition of Red Valve Company, Inc. (“Red Valve”) for $131.9 in cash. We utilized borrowings under our Facility, to fund this acquisition. Based in Carnegie, Pennsylvania, Red Valve is a global leader in highly-engineered valves designed to operate in the harshest municipal and industrial wastewater environments. Its products support mission critical applications in water/wastewater, power and mining, and other general industrial markets. The results of Red Valve are reported in our Process Equipment Group segment for the relevant periods.

Based on the preliminary purchase allocation, we recorded goodwill of $61, and acquired identifiable intangible assets of $61, which consisted of $4 of trade names not subject to amortization, $8 of developed technology, $1 of backlog, and $48 of customer relationships. Goodwill is expected to be deductible for tax purposes. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

4.	Supplemental Balance Sheet Information

	June 30, 2016	September 30, 2015
Trade accounts receivable reserves	$20.0	$20.0

Accumulated depreciation on property, plant, and equipment	$298.7	$295.2

Inventories:
Raw materials and components	$52.7	$40.1
Work in process	60.5	63.9
Finished goods	50.1	49.6
Total inventories	$163.3	$153.6

5.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at the lower of cost or fair value.  With the exception of most trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 22 years, representing the period over which we expect to receive future economic benefits from these assets.  We assess the carrying value of most trade names annually, or more often if events or changes in circumstances indicate there may be impairment.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2016 and September 30, 2015.

	June 30, 2016		September 30, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.1)	$0.2	$(0.1)
Customer relationships	459.7	(94.6)	374.0	(78.7)
Technology, including patents	78.5	(32.0)	62.3	(28.0)
Software	45.8	(39.3)	43.3	(37.7)
Other	0.4	(0.3)	0.4	(0.3)
	584.6	(166.3)	480.2	(144.8)
Indefinite-lived assets:
Trade names	130.1	—	124.2	—

Total	$714.7	$(166.3)	$604.4	$(144.8)

As a result of the required annual impairment assessment performed in the third quarter of 2016, the Company tested the recoverability of its indefinite-lived assets, and recorded a trade name impairment charge of $2.2 related to the Process Equipment Group segment on two trade names. The impairment charge was included in operating expenses on the Consolidated Statements of Income. The decline in the estimated fair value of these trade names was largely driven by the decreased demand for equipment and parts used in coal mining and coal power.

The net change in intangible assets during the nine months ended June 30, 2016, included the acquisitions of Abel in October 2015 and Red Valve in February 2016 (see Note 3), offset by the impact of foreign currency fluctuations during the period, trade name impairment of $2.2 related to the Process Equipment Group segment, and normal amortization.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2015	$535.7	$8.3	$544.0
Acquisitions	97.6	—	97.6
Foreign currency adjustments	(5.8)	—	(5.8)
Balance June 30, 2016	$627.5	$8.3	$635.8

As a result of the required annual impairment assessment performed in the third quarter of 2016, the Company tested the recoverability of its goodwill, and in all reporting units, fair value of goodwill was determined to exceed the carrying value, resulting in no impairment to goodwill.

6.	Financing Agreements

	June 30, 2016	September 30, 2015
$700 revolving credit facility (excluding outstanding letters of credit)	$223.5	$107.6
$180 term loan	164.3	171.0
$150 senior unsecured notes, net of discount	149.2	149.1
$100 Series A Notes	100.0	100.0
Other	—	0.4
Total debt	637.0	528.1
Less: current portion	12.4	9.4
Total long-term debt	$624.6	$518.7

With respect to the Facility, as of June 30, 2016, we had $9.8 in outstanding letters of credit issued and $466.7 of maximum borrowing capacity. $345.1 of borrowing capacity is immediately available based on our leverage covenant at June 30, 2016, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.60% and 1.43% for the three and nine months ended June 30, 2016, and 1.32% and 1.29% for the same periods in the prior year. The weighted average facility fee was 0.24% and 0.21% for the three and nine months ended June 30, 2016, and 0.23% and 0.23% for the same periods in the prior year. The weighted average interest rate on the Facility’s term loan was 1.90% and 1.71% for the three and nine months ended June 30, 2016, and 1.56% and 1.55% for the same periods in the prior year. We have interest rate swaps on $50.0 of outstanding borrowings under the Facility in order to manage exposure to our variable rate interest payments.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of June 30, 2016, we had credit arrangements totaling $208.7, under which $111.3 was utilized for this purpose. These arrangements included our €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) and other ancillary credit facilities.

In March 2016, the Company entered into an amendment (the “Third Amendment”) to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), among the Company, Prudential Investment Management (“PIM”) and each Prudential Affiliate (as defined thereunder), governing the 4.60% Series A unsecured notes (the “Series A Notes”). The Third Amendment extends the maturity date of the Shelf Agreement to March 24, 2019, and increases the aggregate principal amount available under the private shelf facility from $150.0 to $200.0, of which $100.0 has been drawn. The Shelf Agreement is an uncommitted facility; the issuance of notes under the Shelf Agreement is subject to successful placement by PIM.

The availability of borrowings under the Facility, the LG Facility, and the Shelf Agreement governing the Series A Notes is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA to interest expense of 3.5 to 1.0. As of June 30, 2016, we were in compliance with all covenants.

The Facility, our senior unsecured notes, Series A Notes, and LG Facility are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

We had restricted cash of $0.7 and $0.8 at June 30, 2016 and September 30, 2015.

7.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Service costs	$0.9	$1.0	$0.5	$0.4
Interest costs	2.4	3.6	0.5	0.7
Expected return on plan assets	(2.4)	(3.4)	(0.3)	(0.3)
Amortization of unrecognized prior service costs, net	0.1	0.2	—	—
Amortization of net loss	0.9	1.3	—	0.1
Net pension costs	$1.9	$2.7	$0.7	$0.9

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Service costs	$2.9	$3.2	$1.6	$1.3
Interest costs	7.1	10.8	1.4	2.1
Expected return on plan assets	(7.2)	(10.6)	(0.8)	(0.8)
Amortization of unrecognized prior service costs, net	0.4	0.7	—	—
Amortization of net loss	2.7	3.9	0.4	0.1
Net pension costs	$5.9	$8.0	$2.6	$2.7

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.0 and $(0.1) for the three months ended June 30, 2016 and 2015, and $0.2 and $0.1 for the nine months ended June 30, 2016 and 2015.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.4 and $2.4 for the three months ended June 30, 2016 and 2015, and $7.0 and $6.9 for the nine months ended June 30, 2016 and 2015.

8.	Income Taxes

The effective tax rates for the three months ended June 30, 2016 and 2015 were 25.8% and 29.8%. The decrease in the effective tax rate during the three months ended June 30, 2016, was primarily due to a favorable geographic mix of pre-tax income. The effective tax rates for the nine months ended June 30, 2016 and 2015 were 28.6% and 29.9%. The decrease in the effective tax rate during the nine months ended June 30, 2016, was primarily due to a favorable geographic mix of pre-tax income, partially offset by an increase in the reserve for unrecognized tax benefits.

9.	Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At June 30, 2016 and 2015, potential dilutive effects, representing approximately 800,000 and 1,400,000 shares, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income(1)	$30.7	$32.1	$76.8	$92.3
Weighted average shares outstanding (basic - in millions)	63.4	63.3	63.3	63.2
Effect of dilutive stock options and other unvested equity awards (in millions)	0.5	0.6	0.5	0.6
Weighted average shares outstanding (diluted - in millions)	63.9	63.9	63.8	63.8

Basic earnings per share	$0.49	$0.51	$1.21	$1.46
Diluted earnings per share	$0.48	$0.50	$1.21	$1.44

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.8	0.7	0.7	0.7

(1) Net income attributable to Hillenbrand

10.	Shareholders’ Equity

During the nine months ended June 30, 2016, we paid approximately $38.3 of cash dividends.  We also repurchased approximately 557,000 shares of our common stock during the nine months ended June 30, 2016, for a total cost of approximately $16.6. In connection with our share-based compensation plans discussed further in our Annual Report on Form 10-K for the year ended September 30, 2015, we also issued approximately 680,000 shares of common stock, of which approximately 576,000 shares were treasury stock.

11.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$(52.2)
Other comprehensive income before reclassifications
Before tax amount	—	(36.1)	(6.3)	(42.4)	$(0.2)	$(42.6)
Tax expense	—	—	1.9	1.9	—	1.9
After tax amount	—	(36.1)	(4.4)	(40.5)	(0.2)	(40.7)
Amounts reclassified from accumulated other comprehensive income(1)	2.7	—	2.6	5.3	—	5.3
Net current period other comprehensive income (loss)	2.7	(36.1)	(1.8)	(35.2)	$(0.2)	$(35.4)
Balance at June 30, 2015	$(43.3)	$(41.0)	$(3.1)	$(87.4)
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)
Other comprehensive income before reclassifications
Before tax amount	—	(8.9)	—	(8.9)	$(0.4)	$(9.3)
Tax expense	—	—	(0.5)	(0.5)	—	(0.5)
After tax amount	—	(8.9)	(0.5)	(9.4)	(0.4)	(9.8)
Amounts reclassified from accumulated other comprehensive income(1)	0.9	—	(0.1)	0.8	—	0.8
Net current period other comprehensive income (loss)	0.9	(8.9)	(0.6)	(8.6)	$(0.4)	$(9.0)
Balance at June 30, 2016	$(53.5)	$(61.0)	$(2.0)	$(116.5)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended June 30, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statements of Income:
Net revenue	$—	$—	$0.6	$0.6
Cost of goods sold	0.9	0.1	0.1	1.1
Operating expenses	0.3	0.1	—	0.4
Other income (expense), net	—	—	0.4	0.4
Total before tax	$1.2	$0.2	$1.1	$2.5
Tax expense				(0.7)
Total reclassifications for the period, net of tax				$1.8

	Nine Months Ended June 30, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statements of Income:
Net revenue	$—	$—	$1.9	$1.9
Cost of goods sold	2.6	0.4	0.1	3.1
Operating expenses	1.0	0.2	—	1.2
Other income (expense), net	—	—	1.5	1.5
Total before tax	$3.6	$0.6	$3.5	$7.7
Tax expense				(2.4)
Total reclassifications for the period, net of tax				$5.3

	Three Months Ended June 30, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statements of Income:
Net revenue	$—	$—	$(0.4)	$(0.4)
Cost of goods sold	0.6	0.1	—	0.7
Operating expenses	0.3	—	—	0.3
Other income (expense), net	—	—	(0.2)	(0.2)
Total before tax	$0.9	$0.1	$(0.6)	$0.4
Tax expense				0.4
Total reclassifications for the period, net of tax				$—

	Nine Months Ended June 30, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statements of Income:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	1.8	0.2	—	2.0
Operating expenses	0.7	0.1	—	0.8
Other income (expense), net	—	—	—	—
Total before tax	$2.5	$0.3	$(0.1)	$2.7
Tax expense				(1.9)
Total reclassifications for the period, net of tax				$0.8

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7).

12.	Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Share-based compensation costs	$2.5	$2.6	$6.2	$8.9
Less impact of income tax benefit	0.9	1.0	2.3	3.3
Share-based compensation costs, net of tax	$1.6	$1.6	$3.9	$5.6

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

During the nine months ended June 30, 2016, we made the following grants:

Number of Units
Stock options	497,774
Time-based stock awards	42,262
Performance-based stock awards (maximum that can be earned)	378,158

Stock options granted during fiscal 2016 had a weighted-average exercise price of $31.11 and a weighted-average grant date fair value of $7.80.  Our time-based stock awards and performance-based stock awards granted during fiscal 2016 had weighted-average grant date fair values of $30.54 and $33.03.  Included in the performance-based stock awards granted during 2016 are 199,372 units whose payout level is based upon the Company’s total shareholder return as it relates to the performance of companies in its compensation peer group over a three-year measurement period.  These units are being expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

13.	Other (Expense) Income, Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Equity in net income (loss) of affiliates	$0.4	$(0.6)	$(0.1)	$(2.0)
Foreign currency exchange gain (loss), net	—	(0.2)	0.1	(4.3)
Other, net	(0.7)	(0.5)	(1.9)	—
Other income (expense), net	$(0.3)	$(1.3)	$(1.9)	$(6.3)

14.	Commitments and Contingencies

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

15.	Fair Value Measurements

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at June 30, 2016
		Fair Value at June 30, 2016 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$47.6	$47.6	$—	$—
Investments in rabbi trust	3.8	3.8	—	—
Derivative instruments	3.5	—	3.5	—

Liabilities:
$150 senior unsecured notes	149.2	165.0	—	—
Revolving credit facility	223.5	—	223.5	—
Term loan	164.3	—	164.3	—
$100 Series A Notes	100.0	—	108.2	—
Derivative instruments	6.3	—	6.3	—

The fair values of the Facility’s revolving credit facility and term loan approximated carrying value at June 30, 2016.  The fair values of the Facility’s revolving credit facility, term loan, and Series A Notes are estimated based on internally developed models, using current market interest rate data for similar issues as there is no active market for these obligations.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of the derivative instruments was $215.1 at June 30, 2016. The derivatives are included in other current assets and other current liabilities on the balance sheet.

16.	Segment and Geographical Information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net revenue
Process Equipment Group	$230.7	$253.6	$680.5	$750.8
Batesville	140.3	145.1	429.2	454.0
Total	$371.0	$398.7	$1,109.7	$1,204.8

Adjusted EBITDA
Process Equipment Group	$41.8	$43.7	$109.8	$116.3
Batesville	34.6	32.2	109.5	108.9
Corporate	(9.3)	(9.7)	(26.6)	(30.1)

Net revenue (1)
United States	$208.9	$226.6	$627.8	$679.3
International	162.1	172.1	481.9	525.5
Total	$371.0	$398.7	$1,109.7	$1,204.8

(1) We attribute revenue to a geography based upon the location of the legal entity that consummates the external sale.

	June 30, 2016	September 30, 2015
Total assets assigned
Process Equipment Group	$1,672.2	$1,537.3
Batesville	209.1	224.9
Corporate	58.4	45.9
Total	$1,939.7	$1,808.1

Tangible long-lived assets, net
United States	$91.6	$95.7
International	62.8	62.6
Total	$154.4	$158.3

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Process Equipment Group	$41.8	$43.7	$109.8	$116.3
Batesville	34.6	32.2	109.5	108.9
Corporate	(9.3)	(9.7)	(26.6)	(30.1)
Less:
Interest income	(0.3)	—	(0.8)	(0.7)
Interest expense	6.6	5.7	18.9	17.8
Income tax expense	10.9	13.8	31.9	39.9
Depreciation and amortization	14.3	12.7	46.2	41.1
Business acquisition and integration	0.7	0.5	3.5	0.7
Inventory step-up	(0.1)	—	2.4	—
Restructuring and restructuring related	1.5	1.0	8.9	2.4
Trade name impairment	2.2	—	2.2	—
Litigation	—	—	—	0.5
Consolidated net income	$31.3	$32.5	$79.5	$93.4

17.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2016					Three Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$206.0	$215.0	$(50.0)	$371.0	$—	$225.9	$222.4	$(49.6)	$398.7
Cost of goods sold	—	101.3	150.7	(24.5)	227.5	—	121.9	163.1	(25.2)	259.8
Gross profit	—	104.7	64.3	(25.5)	143.5	—	104.0	59.3	(24.4)	138.9
Operating expenses	8.9	63.1	40.7	(25.5)	87.2	9.6	58.2	35.7	(24.4)	79.1
Amortization expense	—	2.9	4.3	—	7.2	0.1	2.7	3.7	—	6.5
Interest expense	6.0	—	0.6	—	6.6	5.2	0.2	0.3	—	5.7
Other income (expense), net	(0.1)	(0.4)	0.2	—	(0.3)	1.6	(2.8)	(0.1)	—	(1.3)
Equity in net income (loss) of subsidiaries	36.4	2.8	—	(39.2)	—	38.9	0.2	—	(39.1)	—
Income (loss) before income taxes	21.4	41.1	18.9	(39.2)	42.2	25.6	40.3	19.5	(39.1)	46.3
Income tax expense (benefit)	(9.3)	14.7	5.5	—	10.9	(6.5)	15.0	5.3	—	13.8
Consolidated net income (loss)	30.7	26.4	13.4	(39.2)	31.3	32.1	25.3	14.2	(39.1)	32.5
Less: Net income attributable to
noncontrolling interests	—	—	0.6	—	0.6	—	—	0.4	—	0.4
Net income (loss) (1)	$30.7	$26.4	$12.8	$(39.2)	$30.7	$32.1	$25.3	$13.8	$(39.1)	$32.1
Consolidated comprehensive income (loss)	$16.1	$27.0	$(1.3)	$(25.4)	$16.4	$55.9	$26.2	$38.5	$(64.4)	$56.2
Less: Comprehensive income attributable
to noncontrolling interests	—	—	0.3	—	0.3	—	—	0.3	—	0.3
Comprehensive income (loss) (2)	$16.1	$27.0	$(1.6)	$(25.4)	$16.1	$55.9	$26.2	$38.2	$(64.4)	$55.9

	Nine Months Ended June 30, 2016					Nine Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$621.1	$638.5	$(149.9)	$1,109.7	$—	$678.3	$675.9	$(149.4)	$1,204.8
Cost of goods sold	—	312.1	456.5	(73.3)	695.3	—	355.4	498.1	(74.6)	778.9
Gross profit	—	309.0	182.0	(76.6)	414.4	—	322.9	177.8	(74.8)	425.9
Operating expenses	23.8	186.9	122.5	(76.6)	256.6	28.1	179.1	114.6	(74.8)	247.0
Amortization expense	—	9.7	15.9	—	25.6	0.4	8.5	12.6	—	21.5
Interest expense	16.8	0.1	2.0	—	18.9	15.3	0.6	1.9	—	17.8
Other income (expense), net	(0.3)	(2.5)	0.9	—	(1.9)	(0.1)	(3.4)	(2.8)	—	(6.3)
Equity in net income (loss) of subsidiaries	94.8	7.7	—	(102.5)	—	113.9	5.4	—	(119.3)	—
Income (loss) before income taxes	53.9	117.5	42.5	(102.5)	111.4	70.0	136.7	45.9	(119.3)	133.3
Income tax expense (benefit)	(22.9)	42.6	12.2	—	31.9	(22.3)	49.1	13.1	—	39.9
Consolidated net income (loss)	76.8	74.9	30.3	(102.5)	79.5	92.3	87.6	32.8	(119.3)	93.4
Less: Net income attributable to
noncontrolling interests	—	—	2.7	—	2.7	—	—	1.1	—	1.1
Net income (loss) (1)	$76.8	$74.9	$27.6	$(102.5)	$76.8	$92.3	$87.6	$31.7	$(119.3)	$92.3
Consolidated comprehensive income (loss)	$68.2	$85.0	$21.2	$(103.9)	$70.5	$57.1	$90.2	$8.1	$(97.4)	$58.0
Less: Comprehensive income attributable
to noncontrolling interests	—	—	2.3	—	2.3	—	—	0.9	—	0.9
Comprehensive income (loss) (2)	$68.2	$85.0	$18.9	$(103.9)	$68.2	$57.1	$90.2	$7.2	$(97.4)	$57.1

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	June 30, 2016					September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.1	$10.7	$36.8	$—	$47.6	$0.3	$7.1	$40.9	$—	$48.3
Trade receivables, net	—	99.0	76.4	—	175.4	—	113.4	74.5	—	187.9
Unbilled receivables from long-term manufacturing contracts	—	9.7	97.9	—	107.6	—	13.5	131.4	—	144.9
Inventories	—	75.8	90.5	(3.0)	163.3	—	69.0	87.1	(2.5)	153.6
Deferred income taxes	10.1	15.8	2.6	—	28.5	1.8	15.7	4.4	—	21.9
Prepaid expense	3.0	9.1	10.5	—	22.6	2.8	6.5	14.5	—	23.8
Intercompany receivables	—	959.5	58.1	(1,017.6)	—	—	921.8	60.2	(982.0)	—
Other current assets	0.2	1.7	15.7	0.2	17.8	0.6	1.9	20.8	0.4	23.7
Total current assets	13.4	1,181.3	388.5	(1,020.4)	562.8	5.5	1,148.9	433.8	(984.1)	604.1
Property, plant and equipment, net	5.2	66.0	83.2	—	154.4	6.3	66.2	85.8	—	158.3
Intangible assets, net	4.0	223.8	320.6	—	548.4	2.2	175.6	281.8	—	459.6
Goodwill	—	272.9	362.9	—	635.8	—	211.7	332.3	—	544.0
Investment in consolidated subsidiaries	2,258.0	842.6	—	(3,100.6)	—	2,082.7	836.1	—	(2,918.8)	—
Other assets	22.3	28.2	1.0	(13.2)	38.3	24.5	31.0	0.9	(14.3)	42.1
Total Assets	$2,302.9	$2,614.8	$1,156.2	$(4,134.2)	$1,939.7	$2,121.2	$2,469.5	$1,134.6	$(3,917.2)	$1,808.1

Trade accounts payable	$1.0	$23.9	$87.8	$—	$112.7	$0.5	$22.7	$81.3	$(0.2)	$104.3
Liabilities from long-term manufacturing contracts and advances	—	11.0	64.6	—	75.6	—	13.5	66.2	—	79.7
Current portion of long-term debt	12.4	—	—	—	12.4	9.0	—	0.4	—	9.4
Accrued compensation	2.4	15.2	32.3	—	49.9	3.9	23.0	35.4	—	62.3
Deferred income taxes	—	—	23.3	—	23.3	—	—	25.4	—	25.4
Intercompany payables	1,014.5	6.1	—	(1,020.6)	—	979.7	4.8	—	(984.5)	—
Other current liabilities	20.5	42.5	63.9	0.3	127.2	18.1	46.0	58.6	0.4	123.1
Total current liabilities	1,050.8	98.7	271.9	(1,020.3)	401.1	1,011.2	110.0	267.3	(984.3)	404.2
Long-term debt	624.6	—	—	—	624.6	513.1	—	5.6	—	518.7
Accrued pension and postretirement healthcare	1.1	120.7	94.1	—	215.9	1.1	119.8	97.8	—	218.7
Deferred income taxes	—	17.4	27.8	(13.3)	31.9	—	17.0	26.5	(14.1)	29.4
Other long-term liabilities	3.3	17.9	9.0	—	30.2	1.7	20.4	9.2	—	31.3
Total Liabilities	1,679.8	254.7	402.8	(1,033.6)	1,303.7	1,527.1	267.2	406.4	(998.4)	1,202.3
Total Hillenbrand Shareholders’ Equity	623.1	2,360.1	740.5	(3,100.6)	623.1	594.1	2,202.3	716.5	(2,918.8)	594.1
Noncontrolling interests	—	—	12.9	—	12.9	—	—	11.7	—	11.7
Total Equity	623.1	2,360.1	753.4	(3,100.6)	636.0	594.1	2,202.3	728.2	(2,918.8)	605.8
Total Liabilities and Equity	$2,302.9	$2,614.8	$1,156.2	$(4,134.2)	$1,939.7	$2,121.2	$2,469.5	$1,134.6	$(3,917.2)	$1,808.1

Condensed Consolidating Statements of Cash Flow

	Nine Months Ended June 30, 2016					Nine Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(67.4)	$244.8	$122.3	$(110.0)	$189.7	$55.9	$91.1	$14.1	$(85.6)	$75.5

Investing activities:
Capital expenditures	(2.3)	(5.9)	(7.4)	—	(15.6)	(1.2)	(12.7)	(5.8)	—	(19.7)
Proceeds from sales of property, plant, and equipment	—	0.6	0.4	—	1.0	—	0.7	—	—	0.7
Acquisition of business, net of cash acquired	—	(131.3)	(105.7)	—	(237.0)	—	—	—	—	—
Other, net	—	—	0.1	—	0.1	—	(0.9)	(0.3)	—	(1.2)
Net cash used in investing activities	(2.3)	(136.6)	(112.6)	—	(251.5)	(1.2)	(12.9)	(6.1)	—	(20.2)

Financing activities:
Repayments on term loan	(6.8)	—	—	—	(6.8)	(6.8)	—	—	—	(6.8)
Proceeds from revolving credit facilities	315.5	—	165.0	—	480.5	257.8	—	76.4	—	334.2
Repayments on revolving credit facilities	(194.0)		(169.7)	—	(363.7)	(364.0)	—	(89.1)	—	(453.1)
Proceeds from unsecured Series A Notes, net of financing costs	—	—	—	—	—	99.6	—	—	—	99.6
Proceeds from other borrowings	—	—	—	—	—	0.6	—	1.6	—	2.2
Payment of dividends on intercompany	—	(104.6)	(5.4)	110.0	—	—	(80.3)	(5.3)	85.6	—
Payment of dividends on common stock	(38.3)	—	—	—	(38.3)	(37.8)	—	—	—	(37.8)
Repurchases of common stock	(16.6)	—	—	—	(16.6)	(9.2)	—	—	—	(9.2)
Net proceeds on stock plans	7.6	—	—	—	7.6	3.5	—	—	—	3.5
Other, net	2.1	—	(1.0)	—	1.1	1.2	—	—	—	1.2
Net cash provided by financing activities	69.5	(104.6)	(11.1)	110.0	63.8	(55.1)	(80.3)	(16.4)	85.6	(66.2)

Effect of exchange rates on cash and cash equivalents	—	—	(2.7)	—	(2.7)	—	—	(1.5)	—	(1.5)

Net cash flow	(0.2)	3.6	(4.1)	—	(0.7)	(0.4)	(2.1)	(9.9)	—	(12.4)
Cash and equivalents at beginning of period	0.3	7.1	40.9	—	48.3	0.4	10.6	47.0	—	58.0
Cash and equivalents at end of period	$0.1	$10.7	$36.8	$—	$47.6	$—	$8.5	$37.1	$—	$45.6

18.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.3	$0.5	$0.8	$0.4	$0.1	$0.5
Batesville	—	0.2	0.2	0.4	0.1	0.5
Corporate	—	0.1	0.1	—	0.2	0.2
Total	$0.3	$0.8	$1.1	$0.8	$0.4	$1.2

	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2015
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$3.1	$3.6	$6.7	$0.5	$0.8	$1.3
Batesville	0.1	0.9	1.0	1.6	0.1	1.7
Corporate	—	0.4	0.4	—	0.8	0.8
Total	$3.2	$4.9	$8.1	$2.1	$1.7	$3.8

These costs are related primarily to severance and other exit costs at the Process Equipment Group and Batesville as we continue to integrate and streamline the business operations within the segments; disposal of equipment in 2015 at Batesville; and corporate compensation costs related to changes in the Company’s executive management team. At June 30, 2016, $1.8 of restructuring costs were accrued and will be paid over the next twelve months.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2016, to the same periods in fiscal year 2015.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog intangible amortization, inventory step-up, business acquisition and integration, restructuring, trade name impairment, and certain litigation costs.  The related income tax for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

An important non-GAAP operational measure used is backlog. Backlog is not a term recognized under GAAP; however it is a common measurement used in industries with extended lead times for order fulfillment (long-term contracts), like those in which our Process Equipment Group competes. Order backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded related to the Process Equipment Group. For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included. Backlog includes expected revenue from large systems and equipment, as well as replacement parts, components, and service. The length of time that projects remain in backlog can span from days for replacement parts or service to approximately 18 months for larger system sales. Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that they are reasonably expected to be realized. We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

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

We calculate the foreign currency impact on net revenue, gross profit, and operating expenses, in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in sales, either positively or negatively. The cost structures for Corporate and Batesville are generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review below where the impact is not significant.

See page 33 for reconciliation of adjusted EBITDA to the most directly comparable GAAP measure.  There is no GAAP financial measure comparable to backlog; therefore, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2016, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2015.

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

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$371.0	100.0	$398.7	100.0	$1,109.7	100.0	$1,204.8	100.0
Gross profit	143.5	38.7	138.9	34.8	414.4	37.3	425.9	35.4
Operating expenses	87.2	23.5	79.1	19.8	256.6	23.1	247.0	20.5
Amortization expense	7.2	1.9	6.5	1.6	25.6	2.3	21.5	1.8
Interest expense	6.6	1.8	5.7	1.4	18.9	1.7	17.8	1.5
Other (expense) income, net	(0.3)	0.1	(1.3)	0.3	(1.9)	0.2	(6.3)	0.5
Income taxes	10.9	2.9	13.8	3.5	31.9	2.9	39.9	3.3
Net income(1)	30.7	8.3	32.1	8.1	76.8	6.9	92.3	7.7

(1) Net income attributable to Hillenbrand.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net revenue decreased $27.7 (7%).

•The Process Equipment Group’s net revenue decreased $22.9 (9%), primarily due to decreased volume in large equipment used in the plastics industry, equipment that processes proppants (used in hydraulic fracturing), equipment used in power and mining (including coal), and aftermarket parts used for industrial equipment, partially offset by the increased revenue associated with the acquisitions of Abel and Red Valve and pricing.

•Batesville’s net revenue decreased $4.8 (3%), due to a decrease in volume ($5.6), partially offset by an increase in the average selling price. Lower volume was driven by what we estimate to be a decrease in North American burials, primarily due to an increase in the rate at which families opted for cremation.

Gross profit increased $4.6 (3%) and gross profit margin improved 390 basis points to 38.7%.

•The Process Equipment Group’s gross profit increased $4.2 (5%), primarily driven by increased profits associated with the acquisitions of Abel and Red Valve, as well as pricing, productivity improvements, and improved product and business mix. The gross profit increase was partially offset by decreased demand for equipment that processes proppants (used in hydraulic fracturing) and parts and equipment used in power and mining (including coal). Gross profit margin improved 520 basis points to 38.8% in 2016, primarily driven by pricing, productivity improvements, improved product and business mix, and the higher margins associated with Abel and Red Valve, partially offset by under-absorption of fixed overhead costs.
•Batesville’s gross profit increased $0.4 (1%) and gross profit margin improved 160 basis points to 38.5%.  The increased gross profit was primarily due to productivity efforts across the supply chain, lower commodity and fuel costs, savings related to nonrecurring changes in employee benefits, and non-repeating prior year restructuring charges. These increases were partially offset by a decrease in volume. The improved gross profit margin was primarily driven by productivity efforts across the supply chain and lower commodity and fuel costs.

Gross profit included restructuring and restructuring related charges ($0.4 in 2016 and $0.8 in 2015). Excluding these items, adjusted gross profit increased $4.1 (3%), and adjusted gross profit margin improved 380 basis points to 38.8%.

Operating expenses increased $8.1 (10%), primarily driven by the addition of operating expenses from Abel and Red Valve, a trade name impairment recorded in 2016, a nonrecurring discrete tax benefit recognized in 2015, and an increase in restructuring and restructuring related charges. These increases were partially offset by lower variable compensation and lower compensation and benefits resulting from current year restructuring actions.  Operating expenses as a percentage of net revenue increased by 370 basis points to 23.5% in 2016.  The increased ratio was primarily due to the net revenue decline in 2016, increased restructuring and restructuring related charges, a trade name impairment in 2016, and a nonrecurring discrete tax benefit recognized in 2015, partially offset by lower variable compensation and lower compensation and benefits resulting from current year restructuring actions.

Operating expenses included the following items:

	Three Months Ended June 30,
	2016	2015
Business acquisition and integration costs	$0.7	$0.5
Restructuring and restructuring related charges	1.3	0.4
Trade name impairment	2.2	—

On an adjusted basis, which excluded business acquisition and integration costs, restructuring and restructuring related charges, and the trade name impairment, operating expenses increased $4.8 (6%).  The increase in adjusted operating expenses was primarily driven by the addition of operating expenses from Abel and Red Valve and a nonrecurring discrete tax benefit recognized in 2015, partially offset by lower variable compensation and lower compensation and benefits resulting from current year restructuring actions. The adjusted operating expenses as a percentage of net revenue increased 280 basis points in 2016 to 22.4%. The increased ratio was primarily due to the net revenue decline in 2016 and a nonrecurring discrete tax benefit recognized in 2015, partially offset by lower variable compensation and lower compensation and benefits resulting from current year restructuring actions.

Amortization expense increased $0.7, primarily due to the acquired intangibles of Abel and Red Valve.

Interest expense increased $0.9, primarily due to an increase in our weighted-average outstanding borrowings and higher variable interest rates.

Other (expense) income, net was $0.3 of other expense in fiscal 2016, compared to $1.3 of other expense in 2015. The decrease was driven primarily by better performance in 2016 on our limited partnership investments.

The effective tax rate was 25.8% in fiscal 2016 compared to 29.8% in fiscal 2015.  The improvement in the effective tax rate was primarily due to a favorable geographic mix of pre-tax income. Our adjusted effective income tax rate was 26.6% in fiscal 2016 compared to 30.4% in fiscal 2015, which excludes the tax impact of adjustments discussed above.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Net revenue decreased $95.1 (8%), which includes an unfavorable foreign exchange impact of $21.6.

•The Process Equipment Group’s net revenue decreased $70.3 (9%), due to unfavorable foreign currency impact ($18.6), as well as decreased volume in large equipment used in the plastics industry, equipment that processes proppants (used in hydraulic fracturing), and parts and equipment used in power and mining (including coal). These decreases were partially offset by the increased revenue associated with the acquisitions of Abel and Red Valve and pricing.
•Batesville’s net revenue decreased $24.8 (5%), due to unfavorable foreign currency impact ($3.0) and a decrease in volume ($21.6). Lower volume was driven by what we estimate to be a decrease in North American burials, primarily due to an estimated decrease in North American deaths along with an increase in the rate at which families opted for cremation.

Gross profit decreased $11.5 (3%), which includes an unfavorable foreign exchange impact of $6.4. Gross profit margin improved 190 basis points to 37.3%.

•The Process Equipment Group’s gross profit decreased $6.1 (2%), due to unfavorable foreign currency impact ($6.0), decreased demand for equipment that processes proppants (used in hydraulic fracturing), decreased demand for parts and equipment used in power and mining (including coal), an increase in restructuring and restructuring related charges, and inventory step-up charges related to the Abel and Red Valve acquisitions. The gross profit decrease was partially offset by the increased profits associated with the acquisitions of Abel and Red Valve, pricing, productivity improvements, and improved product and business mix. Gross profit margin improved 260 basis points to 36.2% in 2016, primarily driven by pricing, productivity improvements, improved product and business mix, and the higher margins associated with Abel and Red Valve, partially offset by under-absorption of fixed overhead costs, inventory step-up charges, and an increase in restructuring and restructuring related charges.

•Batesville’s gross profit decreased $5.4 (3%), and gross profit margin improved 100 basis points to 39.2%.  The decline in gross profit was primarily due to the decrease in volume, partially offset by productivity efforts across the supply chain, lower commodity and fuel costs, a decrease in restructuring and restructuring related charges in 2016, and savings related to nonrecurring changes in employee benefits. The improved gross profit margin was primarily driven by productivity efforts across the supply chain and lower commodity and fuel costs.

Gross profit included restructuring and restructuring related charges ($3.6 in 2016 and $2.1 in 2015) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit decreased $7.6 (2%), and adjusted gross profit margin improved 240 basis points to 37.9%.

Operating expenses increased $9.6 (4%), driven by the addition of operating expenses from Abel and Red Valve, an increase in sales and marketing expenses, an increase in restructuring and restructuring related charges, an increase in acquisition and integration costs, a trade name impairment recorded in 2016, and a nonrecurring discrete tax benefit recognized in 2015. These increases were partially offset by favorable foreign exchange impact ($4.3), lower variable compensation, lower compensation and benefits resulting from current year restructuring actions, and litigation costs in fiscal 2015 that did not repeat in 2016.  Operating expenses as a percentage of net revenue increased by 260 basis points to 23.1% in 2016.  The increased ratio was primarily due to the net revenue decline, higher sales and marketing expenses in 2016, increased restructuring and restructuring related charges, increased business acquisition and integration costs, a trade name impairment in 2016, and a nonrecurring discrete tax benefit recognized in 2015, partially offset by lower variable compensation and lower compensation and benefits resulting from current year restructuring actions.

Operating expenses included the following items:

	Nine Months Ended June 30,
	2016	2015
Business acquisition and integration costs	$3.5	$0.7
Restructuring and restructuring related charges	5.5	1.7
Trade name impairment	2.2	—
Litigation expenses	—	0.5

On an adjusted basis, which excluded business acquisition and integration costs, restructuring and restructuring related charges, a trade name impairment, and certain litigation expenses, operating expenses increased $1.3 (1%). The increase in adjusted operating expenses was primarily driven by the addition of operating expenses from Abel and Red Valve, higher sales and marketing expenses, and a nonrecurring discrete tax benefit recognized in 2015, partially offset by favorable foreign currency impact of $4.3 and lower variable compensation and lower compensation and benefits resulting from current year restructuring actions. The adjusted operating expenses as a percentage of net revenue increased 180 basis points in 2016 to 22.1%. The increased ratio was primarily due to the net revenue decline, higher sales and marketing expenses in 2016, and a nonrecurring discrete tax benefit recognized in 2015, partially offset by lower variable compensation and lower compensation and benefits resulting from current year restructuring actions.

Amortization expense increased $4.1, primarily due to the acquired intangibles of Abel and Red Valve.

Interest expense increased $1.1, primarily due to an increase in our weighted-average outstanding borrowings and higher variable interest rates.

Other (expense) income, net was $1.9 of other expense in fiscal 2016, compared to $6.3 of other expense in fiscal 2015. The decrease was driven primarily by a decrease in foreign exchange loss and better performance in 2016 on our limited partnership investments.

The effective tax rate was 28.6% in fiscal 2016 compared to 29.9% in fiscal 2015.  Our adjusted effective income tax rate was 29.6% in fiscal 2016 compared to 30.2% in fiscal 2015, which excludes the tax impact of adjustments discussed above. The decline in the effective tax rate was primarily due to a favorable geographic mix of pre-tax income, partially offset by an increase in the reserve for unrecognized tax benefits.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended June 30,				Nine Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$230.7	100.0	$253.6	100.0	$680.5	100.0	$750.8	100.0
Gross profit	89.5	38.8	85.3	33.6	246.2	36.2	252.3	33.6
Operating expenses	54.6	23.7	45.0	17.8	158.3	23.3	144.9	19.3
Amortization expense	7.1	3.1	6.0	2.4	25.4	3.7	19.7	2.6

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net revenue decreased $22.9 (9%), primarily due to decreased volume in large equipment used in the plastics industry, equipment that processes proppants (used in hydraulic fracturing), equipment used in power and mining (including coal), and aftermarket parts used for industrial equipment, partially offset by the increased revenue associated with the acquisitions of Abel and Red Valve and pricing. Order backlog decreased $16.7 (3%) from $540.2 on June 30, 2015, to $523.6 on June 30, 2016, which includes an unfavorable foreign currency impact of $7.2.

On a sequential basis, order backlog decreased $1.8 (0.4%) to $523.6 at June 30, 2016, down from $525.4 at March 31, 2016.

Gross profit increased $4.2 (5%), primarily driven by increased profits associated with the acquisitions of Abel and Red Valve, as well as pricing, productivity improvements, and improved product and business mix. The gross profit increase was partially offset by decreased demand for equipment that processes proppants (used in hydraulic fracturing) and parts and equipment used in power and mining (including coal). Gross profit margin improved 520 basis points to 38.8% in 2016, primarily driven by pricing, productivity improvements, improved product and business mix, and the higher margins associated with Abel and Red Valve, partially offset by under-absorption of fixed overhead costs.

Gross profit included restructuring and restructuring related charges ($0.4 in 2016 and $0.4 in 2015). Excluding these items, adjusted gross profit increased $4.1 (5%), and adjusted gross profit margin improved 510 basis points to 38.9%.

Operating expenses increased $9.6 (21%), primarily driven by the addition of operating expenses from Abel and Red Valve, a trade name impairment recorded in 2016, a nonrecurring discrete tax benefit recognized in 2015, and an increase in restructuring and restructuring related charges. Operating expenses as a percentage of net revenue increased by 590 basis points to 23.7%, primarily due to the net revenue decline, a trade name impairment recorded in 2016, a nonrecurring discrete tax benefit recognized in 2015, and an increase in restructuring and restructuring related charges.

Operating expenses included a trade name impairment in 2016 and restructuring and restructuring related charges ($1.0 in 2016 and $0.1 in 2015).  Excluding these items, adjusted operating expenses increased $6.4 (14%). The increase in adjusted operating expenses was primarily driven by the addition of operating expenses from Abel and Red Valve and a nonrecurring discrete tax benefit recognized in 2015. Adjusted operating expenses as a percentage of net revenue increased 450 basis points to 22.2% in 2016, primarily due to the net revenue decline and a nonrecurring discrete tax benefit recognized in 2015.

Amortization expense increased $1.1 primarily due to the acquired intangibles of Abel and Red Valve.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Net revenue decreased $70.3 (9%), due to unfavorable foreign currency impact ($18.6), as well as decreased volume in large equipment used in the plastics industry, equipment that processes proppants (used in hydraulic fracturing), and parts and equipment used in power and mining (including coal). These decreases were partially offset by the increased revenue associated with the acquisitions of Abel and Red Valve and pricing.

Gross profit decreased $6.1 (2%), due to unfavorable foreign currency impact ($6.0), decreased demand for equipment that processes proppants (used in hydraulic fracturing), decreased demand for parts and equipment used in power and mining (including coal), an increase in restructuring and restructuring related charges, and inventory step-up charges related to the Abel and Red Valve acquisitions. The gross profit decrease was partially offset by the increased profits associated with the acquisitions of Abel and Red Valve, pricing, productivity improvements, and improved product and business mix. Gross profit margin improved 260 basis points to 36.2% in 2016, primarily driven by pricing, productivity improvements, improved product and business mix, and the higher margins associated with Abel and Red Valve, partially offset by under-absorption of fixed overhead costs, inventory step-up charges, and an increase in restructuring and restructuring related charges.

Gross profit included restructuring and restructuring related charges ($3.2 in 2016 and $0.5 in 2015) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit decreased $1.0 (0.4%), primarily due to unfavorable foreign currency impact ($6.0). Adjusted gross profit margin improved 330 basis points to 37.0%, primarily driven by pricing, productivity improvements, improved product and business mix, and the higher margins associated with Abel and Red Valve, partially offset by under-absorption of fixed overhead costs.

Operating expenses increased $13.4 (9%), driven by the addition of operating expenses from Abel and Red Valve, an increase in sales and marketing expenses, an increase in restructuring and restructuring related charges, a trade name impairment recorded in 2016, and a nonrecurring discrete tax benefit in 2015, partially offset by favorable foreign currency impact of $4.1. Operating expenses as a percentage of net revenue increased by 400 basis points to 23.3% in 2016, primarily due to the net revenue decline, higher sales and marketing expenses, the increase in restructuring and restructuring related charges, a trade name impairment recorded in 2016, and a nonrecurring discrete tax benefit in 2015.

Operating expenses included a trade name impairment in 2016 and restructuring and restructuring related charges ($4.2 in 2016 and $0.8 in 2015).  Excluding these items, adjusted operating expenses increased $7.7 (5%), which included favorable foreign currency impact ($4.1). The increase in adjusted operating expenses was primarily driven by the addition of operating expenses from Abel and Red Valve, higher sales and marketing expenses, and a nonrecurring discrete tax benefit recognized in 2015. Adjusted operating expenses as a percentage of net revenue increased 310 basis points to 22.3% in 2016. The increased ratio was primarily due to the net revenue decline, higher sales and marketing expenses in 2016, and a nonrecurring discrete tax benefit recognized in 2015.

Amortization expense increased $5.7 primarily due to the acquired intangibles of Abel and Red Valve.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended June 30,				Nine Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$140.3	100.0	$145.1	100.0	$429.2	100.0	$454.0	100.0
Gross profit	54.0	38.5	53.6	36.9	168.2	39.2	173.6	38.2
Operating expenses	22.0	15.7	24.2	16.7	67.6	15.8	73.1	16.1
Amortization expense	0.1	0.1	0.4	0.3	0.2	—	1.4	0.3

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net revenue decreased $4.8 (3%) due to a decrease in volume ($5.6), partially offset by an increase in the average selling price. Lower volume was driven by what we estimate to be a decrease in North American burials, primarily due to an increase in the rate at which families opted for cremation.

Gross profit increased $0.4 (1%), and gross profit margin improved 160 basis points to 38.5%.  The increased gross profit was primarily due to productivity efforts across the supply chain, lower commodity and fuel costs, savings related to nonrecurring changes in employee benefits, and non-repeating prior year restructuring charges. These increases were partially offset by a decrease in volume. The improved gross profit margin was primarily driven by productivity efforts across the supply chain and lower commodity and fuel costs.

Gross profit included restructuring and restructuring related charges of $0.4 in 2015.  Excluding restructuring and restructuring related charges, adjusted gross profit remained flat and adjusted gross profit margin improved 130 basis points to 38.5%.

Operating expenses decreased $2.2 (9%), primarily due to lower compensation and benefits related to current year restructuring actions and lower variable compensation expense. Operating expenses as a percentage of net revenue improved 100 basis points to 15.7%.

Operating expenses included restructuring and restructuring related charges ($0.2 in 2016 and $0.1 in 2015).  Excluding restructuring and restructuring related charges, adjusted operating expenses decreased $2.3 (9%), which was primarily due to lower compensation and benefits resulting from current year restructuring actions and lower variable compensation expense. Adjusted operating expenses as a percentage of net revenue improved 110 basis points to 15.5%.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Net revenue decreased $24.8 (5%) due to unfavorable foreign currency impact ($3.0) and a decrease in volume ($21.6). Lower volume was driven by what we estimate to be a decrease in North American burials, primarily due to an estimated decrease in North American deaths along with an increase in the rate at which families opted for cremation.

Gross profit decreased $5.4 (3%), and gross profit margin improved 100 basis points to 39.2%.  The decline in gross profit was primarily due to the decrease in volume, partially offset by productivity efforts across the supply chain, lower commodity and fuel costs, a decrease in restructuring and restructuring related charges in 2016, and savings related to nonrecurring changes in employee benefits. The improved gross profit margin was primarily driven by productivity efforts across the supply chain and lower commodity and fuel costs.

Gross profit included restructuring and restructuring related charges ($0.4 in 2016 and $1.6 in 2015).  Excluding restructuring and restructuring related charges, adjusted gross profit decreased $6.6 (4%), and adjusted gross profit margin improved 70 basis points to 39.3%.

Operating expenses decreased $5.5 (8%) to $67.6, primarily due to lower variable compensation expense, lower compensation and benefits resulting from current year restructuring actions, and litigation costs in fiscal 2015 that did not repeat in 2016. These decreases were partially offset by an increase in restructuring and restructuring related charges in 2016. Operating expenses as a percentage of net revenue improved 30 basis points to 15.8%.

Operating expenses included restructuring and restructuring related charges ($0.9 in 2016 and $0.1 in 2015) and $0.5 of certain litigation costs in fiscal 2015.  Excluding these costs, adjusted operating expenses decreased $5.8 (8%), which was primarily due to lower variable compensation expense and lower compensation and benefits resulting from current year restructuring actions. Adjusted operating expenses as a percentage of net revenue improved 50 basis points to 15.5%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$9.9	2.7	$9.2	2.3	$27.0	2.4	$27.6	2.3
Business acquisition and integration costs	0.6	0.2	0.5	0.1	3.3	0.3	0.6	—
Restructuring charges	0.1	—	0.2	0.1	0.4	—	0.8	0.1
Operating expenses	$10.6	2.9	$9.9	2.5	$30.7	2.7	$29.0	2.4

Core operating expenses primarily represent operating expenses excluding restructuring costs and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Core operating expenses increased $0.7 (8%) primarily due to an increase in corporate project costs, partially offset by lower variable compensation.  These expenses as a percentage of net revenue increased 40 basis points to 2.7%.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Core operating expenses decreased $0.6 (2%), primarily due to lower variable compensation, partially offset by an increase in corporate project costs.  These expenses as a percentage of net revenue increased 10 basis points to 2.4%.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income	$31.3	$32.5	$79.5	$93.4
Interest income	(0.3)	—	(0.8)	(0.7)
Interest expense	6.6	5.7	18.9	17.8
Income tax expense	10.9	13.8	31.9	39.9
Depreciation and amortization	14.3	12.7	46.2	41.1
EBITDA	$62.8	$64.7	$175.7	$191.5
Business acquisition and integration	0.7	0.5	3.5	0.7
Inventory step-up	(0.1)	—	2.4	—
Restructuring and restructuring related	1.5	1.0	8.9	2.4
Trade name impairment	2.2	—	2.2	—
Litigation	—	—	—	0.5
Adjusted EBITDA	$67.1	$66.2	$192.7	$195.1

Consolidated net income decreased $1.2 (4%) for the three months ended June 30, 2016, compared to the same period in fiscal 2015.  The decrease was primarily driven by a decrease in volume of equipment sales at the Process Equipment Group and a trade name impairment in 2016, partially offset by the increased earnings associated with the acquisitions of Abel and Red Valve, pricing, productivity improvements, improved product and business mix, and improvement in the effective tax rates.

Consolidated adjusted EBITDA increased $0.9 (1%) for the three months ended June 30, 2016, compared to the same period in fiscal 2015.  The increase was primarily driven by the increased earnings associated with the acquisitions of Abel and Red Valve, pricing, productivity improvements, and improved product and business mix, partially offset by a decrease in volume of equipment sales at the Process Equipment Group.

For the nine months ended June 30, 2016, consolidated net income decreased $13.9 (15%) compared to the same period in fiscal 2015.  The decrease was primarily driven by unfavorable foreign currency impact ($1.3), a decrease in volume of equipment sales at the Process Equipment Group, an increase in restructuring and restructuring related charges, an increase in business acquisition and integration costs, an increase in inventory step-up charges, and a trade name impairment in 2016, partially offset by the increased earnings associated with the acquisitions of Abel and Red Valve, pricing, productivity improvements, improved product and business mix, an improvement in the effective tax rates, and a decrease in variable compensation.

For the nine months ended June 30, 2016, consolidated adjusted EBITDA decreased $2.4 (1%) compared to the same period in fiscal 2015.  The decrease was primarily driven by unfavorable foreign currency impact ($2.1) and a decrease in volume of equipment sales at the Process Equipment Group, partially offset by the increased earnings associated with the acquisitions of Abel and Red Valve, pricing, productivity improvements, improved product and business mix, and a decrease in variable compensation.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first nine months of 2016 to the same period last year. Finally, we identify other matters that could significantly affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes, including the Series A Notes, and the Facility as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $466.7 of maximum borrowing capacity available under the Facility as of June 30, 2016, of which $345.1 of borrowing capacity was immediately available based on our leverage covenant at June 30, 2016, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $9.8 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $300.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of June 30, 2016, we had guarantee arrangements totaling $208.7, under which $111.3 was utilized for this purpose. These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the LG facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested outside the U.S. The cash at our international subsidiaries totaled $36.8 at June 30, 2016. We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

12-month Outlook

We believe the 12-month outlook for our business remains positive. Although cash flow from operations in the Process Equipment Group naturally experiences substantial fluctuations driven by changes in working capital requirements at Coperion (due to the type of product and geography of customer projects in process at any point in time), we believe we have significant flexibility to meet our financial commitments, including working capital needs, capital expenditures, and financing obligations. We expect to continue to use a combination of a portion of our cash flows from operations and our Facility to fund acquisitions. In considering attractive targets, we often look for companies with a relatively low physical asset base, in order to limit the need to invest significant additional cash into targets post-acquisition.

Our anticipated contribution to our pension plans in 2016 is $14.9, of which $8.2 was made during the nine months ended June 30, 2016. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.
We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2015, which will require approximately $12.8 each quarter based on our outstanding common stock at June 30, 2016. We increased our quarterly dividend in 2016 to $0.2025 per common share from $0.2000 per common share paid in 2015.

We believe existing cash, cash flows from operations, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Nine Months Ended June 30,
(in millions)	2016	2015
Cash flows provided by (used in)
Operating activities	$189.7	$75.5
Investing activities	(251.5)	(20.2)
Financing activities	63.8	(66.2)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(1.5)
Decrease in cash and cash equivalents	$(0.7)	$(12.4)

Operating Activities

Operating activities provided $189.7 of cash during the first nine months of fiscal year 2016, compared to providing $75.5 of cash during the first nine months of fiscal year 2015, a $114.2 increase.  This increase in cash was driven in part by the payment of a litigation settlement at Batesville in fiscal 2015 that did not repeat in 2016 and the timing of working capital requirements at the Process Equipment Group. During the nine months ended June 30, 2015, continued progress on compounding and extrusion orders at our Coperion business required an increased outflow of supplier payments. In addition, due to the shifting of delivery dates, collection on certain customer contracts was delayed from fiscal year 2015 into the first half of fiscal 2016.

Working capital requirements for the Process Equipment Group may continue to fluctuate in the future due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $231.3 increase in cash used in investing activities in the first nine months of fiscal 2016 was primarily due to the acquisitions of Abel and Red Valve.

Financing Activities

Cash provided by financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities during the first nine months of 2016 was $63.8, including $110.0 of proceeds, net of debt repayments and financing costs, which were used to finance the acquisitions of Abel and Red Valve.  Cash used in financing activities in the first nine months of fiscal 2015 was $66.2.

We returned approximately $38.3 to shareholders during the first nine months of 2016 in the form of quarterly dividends.  We increased our quarterly dividend in 2016 to $0.2025 per common share from $0.2000 per common share paid during 2015.  In addition, we repurchased approximately 557,000 shares of our common stock in 2016, for a total cost of approximately $16.6, as part of an approved and publicly announced program. We also received $7.6 from the exercise of stock options during 2016.

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

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 14 to the interim consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2015. There have been no material changes to the risk factors described in that report.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

April	—	$—	—	$45.7
May	151,200	$30.55	151,200	$41.1
June	260,455	$30.75	260,455	$33.1
Total	411,655	$30.68	411,655	$33.1

On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of our common stock. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of June 30, 2016, we had repurchased approximately 2,700,000 shares for approximately $66.9 in the aggregate. Such shares were classified as treasury stock. We repurchased approximately 412,000 shares of our common stock during the third quarter of fiscal 2016, for a total cost of approximately $12.6. At June 30, 2016, we had approximately $33.1 remaining for share repurchases under the existing Board authorization.

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

HILLENBRAND, INC.

Date: August 3, 2016	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: August 3, 2016		/s/ Eric M. Teegarden
Eric M. Teegarden
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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