Form 10-K
period 2016-09-30
Hillenbrand, Inc.
filed 2016-11-16
CIK 1417398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2016 was $1,880,989,474.  As of November 11, 2016, 63,055,701 shares of common stock were outstanding.

Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The proxy statement will be filed no later than January 11, 2017.

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

Although Hillenbrand has been a public company for more than eight years, the businesses owned by Hillenbrand have been in operation for decades.

Between 2010 and 2014, Hillenbrand completed three major acquisitions of companies that formed the foundation of our Process Equipment Group:  K-Tron International, Inc. (“K-Tron”) in April 2010, Rotex Global, LLC (“Rotex”) in August 2011, and Coperion Capital GmbH (“Coperion”) in December 2012.

TerraSource Global, also part of our Process Equipment Group, was organized in July 2012 from three brands, Gundlach Equipment Corporation, Jeffrey Rader Corporation, and Pennsylvania Crusher Corporation, each acquired as part of the K-Tron acquisition. The remaining K-Tron brands merged with Coperion during 2013.

On October 2, 2015, Hillenbrand acquired Abel Pumps LP, Abel GmbH & Co. KG, and certain of their affiliates (collectively “Abel”). Additionally, on February 1, 2016, Hillenbrand acquired Red Valve Company, Inc. (“Red Valve”). Both Abel and Red Valve are now included in our Process Equipment Group segment.

See Note 3 to our financial statements included in Part II, Item 8 of this Form 10-K for more information on the Abel and Red Valve acquisitions.

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

Batesville

Batesville is a leader in the North American death care industry through the manufacture and sale of funeral service products, including burial caskets, cremation caskets, containers and urns, selection room display fixtures, other personalization and memorialization products, and web-based technology applications.

We believe Batesville has attractive fundamentals including:

•	Historically predictable strong cash flow and attractive margins;

•	Historically high return on invested capital; and

•	Substantial brand value and recognition, combined with quality service, a nationwide distribution network, and a strong customer base.

How We Operate

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees through deployment of the Hillenbrand Operating Model (HOM). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

Our strategy is to leverage our historically strong financial foundation and the implementation of the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow and then reinvest available cash in new growth initiatives that are focused on building leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

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

Process Equipment Group:  Products and Services

The Process Equipment Group product portfolio has grown through a series of acquisitions over the past six years and now includes products and services for compounding, extrusion, and material handling; size reduction; screening and separating; and flow control.  The Process Equipment Group businesses are supported by replacement parts and services that represent approximately 37% of the group’s total revenue.  Products are offered under brand names that are recognized among the leaders in their respective categories.

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

•
Material handling equipment includes pneumatic conveying equipment for difficult-to-move materials; high-precision feeders that can operate at both very high and very low fill rates; blenders for pellets and powders; and rotary valves, diverter valves, and slide-gate valves used for feeding, dosing, discharge, and distribution during pneumatic conveying.  The proprietary equipment is highly engineered and designed to solve the needs of customers for customized solutions.  Material handling equipment is sold to a variety of industries, including plastics, processed food, chemicals, and industrial minerals.  These products are sold under the Coperion® and Coperion K-Tron® brands.

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

•
Size reduction equipment is used to reduce the size of friable materials.  Pennsylvania Crusher® and Gundlach® products are used to crush materials in the power generation, mining, quarrying, glass making, salt processing, and fertilizer manufacturing industries.  Jeffrey Rader® products are used in industries including forest products, pulp and paper, biomass power and energy generation, and plastics/base resin manufacturing. Jeffrey Rader also designs and provides complete material handling and pneumatic or mechanical conveying systems to meet product specifications, including boiler feed, resource recovery, rail and truck loading/unloading, and recycling systems.

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

•
Pump solutions mainly consist of piston and piston diaphragm pump technology that transfer abrasive or corrosive fluids and fluids with a high sludge or solids content for mission critical applications. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets. This equipment lends itself to a superior total cost of ownership over time compared to other pumping technologies.

•
Valve solutions mainly consist of pinch valves and duckbill check valves that manage fluids for mission-critical, severe service applications. These valves, among others, are sold under Red Valve®, Tideflex Technologies, and RKL Controls brands into the water and wastewater, drainage and storm water, mining, chemicals, and power markets. These engineered valves are designed for long life in the toughest municipal and industrial applications, lending themselves to superior total costs of ownership over time.

•	Replacement Parts and Service

•
Replacement parts and service are a major component of most of the Process Equipment Group business lines.  Service engineers and technicians are located around the globe to better respond to customers’ machines and systems service needs.  The parts and service division offers customers service consulting, training, maintenance and repairs, spare parts, and modernization.  These services are a key component of each business within the Process Equipment Group.

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

Process Equipment Group:  Customers

The Process Equipment Group has customers in a wide range of industries, including plastics, processed food, chemicals, fertilizers, industrial minerals, mining, energy, wastewater treatment, and forest products.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one customer accounted for more than 10% of Hillenbrand’s consolidated revenue during 2016.  For large or customized orders, customers generally pay a deposit and make progress payments in advance of delivery.  Often, long-term relationships are established with these customers.

The Process Equipment Group’s sales are diversified by end markets, and further penetration of these end markets is an important element of its strategy.  Currently, projects in the plastics industry represent greater than half of the Process

Equipment Group’s sales.  Geographically, approximately three quarters of the revenue in the Process Equipment Group comes from the Americas and Europe, the Middle East, and Africa, with the remaining quarter coming from Asia.

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

The Process Equipment Group brands face strong competition in the markets where they compete.  Competitors range in size from small, privately-held companies serving narrow market segments or geographical areas to larger, well-known global companies serving national and international markets with multiple product lines.  We believe the Process Equipment Group’s diversification into multiple industries and markets, its base of replacement parts business, and its strong worldwide network of suppliers and dealers will allow it to maintain leading market positions even during economic downturns.

Process Equipment Group:  Raw and Component Materials

The manufacturing of the Process Equipment Group’s products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings that are assembled with other component parts that generally require particular specifications or qualifications purchased from third-party suppliers.  Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from sole sources.  Volatility in the prices the Process Equipment Group pays for raw materials used in its products, including sheet metals and steel, has a direct effect on profitability.   The Process Equipment Group regularly takes steps designed to mitigate the impact of volatility in raw and component material prices, including executing Lean initiatives and various sourcing actions.  In instances where third-party suppliers are depended upon for outsourced products or components, there is risk of customer dissatisfaction with the quality or performance of the products sold due to supplier failure.  In addition, difficulties experienced by third-party suppliers can interrupt the ability to obtain the outsourced product and ultimately to supply products to customers.  Regardless, we believe the Process Equipment Group will generally be able to continue to obtain adequate supplies of key products or appropriate substitutes at reasonable costs.

Process Equipment Group:  Strategy

The Process Equipment Group seeks profitable growth by deploying the HOM to:

•	Build leadership positions in core and near adjacent markets through introduction of new products and application of process expertise.

•	Leverage our geographic presence to improve access to underpenetrated channels and local regions in developed and emerging markets.

•	Pursue acquisitions that strengthen our relative market leadership position in key markets.

Batesville

Batesville® is a recognized leader in the North American death care industry, where it has been designing, manufacturing, distributing, and selling funeral service products and solutions to licensed funeral directors operating licensed funeral homes for more than 100 years.  Batesville-branded products include: burial caskets; cremation caskets and urns; selection room display fixturing for funeral homes; personalization and memorialization products and services; and web-based technology applications that include funeral planning, website products, and back office software for licensed funeral homes.  Batesville also develops and markets comprehensive operational management software solutions for cemeteries.

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

•
As the leading casket manufacturer in North America, Batesville is recognized for innovation in materials, design, and proprietary features.  Batesville has been at the forefront of casket innovation over the past 60 years - from the first mass-produced gasketed casket, to the introduction of Dimensions® oversized caskets, to casket personalization features such as dual overlay interiors, LifeSymbols® corners, LifeStories® medallions, and LifeView® panels.  Batesville brand metal caskets are welded and utilize rubber gaskets and a locking bar mechanism.  Batesville’s gasketed caskets are made of carbon steel, stainless steel, copper, and bronze.  Batesville also produces and markets an expanding selection of non-gasketed steel caskets.

Batesville solid and veneer hardwood caskets are made from a variety of woods, which are offered in ten different species.  Batesville veneer caskets are manufactured using a proprietary process for veneering that allows for rounded covers and a furniture-grade finished appearance.  Batesville also provides Marsellus® premium solid wood caskets, as well as cloth-covered and all-wood construction caskets, which are also suitable for green burials.

•	Cremation Options®

•
The Cremation Options® platform is focused on helping funeral professionals capitalize on the growing consumer trend to select cremation.  In addition to a broad line of cremation caskets, containers, and urns, Batesville offers training, merchandising, packaging support, and a complete line of marketing support materials to educate funeral directors and consumers on product and service options.  Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard.  Batesville’s memorial urns are made from a variety of materials including bronze, wood, acrylic, cloisonné, brass, and marble.  Batesville also offers a broad selection of biodegradable and scattering urns.

•	Memorial Solutions

•
Batesville’s commitment to its mission of helping families honor the lives of those they love® is reflected in its growing collection of Memorial Solutions products that are designed to enhance the funeral experience and deliver value to families long after the service is over.  This collection includes both Memorial Products, which are items that families keep after the service to help them heal and remember, and Product Personalization offerings, which are features that enable families to customize select products to tell the unique story of their loved one during the service.  Many of these solutions are proprietary to Batesville and include durable goods such as remembrance jewelry, LifeSymbols® corners, LifeStories® display medallions and tribute panels, product engraving, and cremation keepsakes, in addition to soft lines such as FTD® flowers and video tributes.

•	Technology Solutions

•
The technology solutions business is a trusted provider of technology in the death care industry and is the leading partner to approximately 4,500 funeral homes and cemeteries across North America.  Batesville offers a suite of integrated, easy-to-use technology products and services, including Weblink® websites (both standard and customized), business management software, and funeral arrangement planning software solutions.  All of these technology products are designed to support customers by:  (1) creating marketing and revenue opportunities, (2) making processes easier and more efficient, and (3) enhancing relationships between funeral professionals and the families they serve.

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

Batesville:  Sales, Distribution, and Operations

Batesville offers several marketing and merchandising programs to funeral professionals.  Batesville-branded caskets are marketed by a direct sales force only to licensed funeral professionals operating licensed funeral establishments throughout the U.S., Puerto Rico, Canada, Mexico, and Australia.  Batesville also markets its products to select independent distribution facilities as well as full-service funeral establishments offering funeral products in conformance with state law in states that do not have specific licensing requirements.

Batesville has sales contracts in place with certain national death care service providers and also serves approximately 12,000 independent, privately owned funeral homes across North America.  None of Batesville’s customers accounted for more than 10% of Hillenbrand’s consolidated revenue during 2016.

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

Demand for the products and services Batesville produces is partially impacted by a few key external factors: U.S. and Canadian population demographics, the number of deaths, and the rate at which consumers select cremation.  While these factors have recently resulted in a stable, slightly-declining burial volume trend, periodic fluctuations can impact demand and revenue.  We anticipate this trend will remain relatively consistent, in part because the continued shift in consumer preference toward cremation will likely be at least partially offset by the anticipated future increase in the number of deaths due to the aging post-World War II baby boom generation. As a percentage of total deaths, the estimated cremation rate in 2016 was approximately 49% in the U.S. and 69% in Canada (Source: Cremation Association of North America).  Another important factor impacting death care industry revenue is the gradual increase in consumer preferences for lower price caskets.

Batesville:  Competition

Batesville is a recognized leader in the sale of death care products in North America.  Competition in this industry is based on product quality, service, price, delivery, design features and personalization.  Batesville competes with several national and regional casket manufacturers, as well as more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments.  Some non-traditional death care providers, such as large discount retail stores, casket stores, and internet casket retailers also sell caskets directly to consumers.  The industry has seen a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  However, for the past several years, sales from these non-traditional and foreign providers have remained relatively stable and collectively represent approximately 5% of total casket sales in North America.

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

Volatility in the prices Batesville pays for raw materials used in its products, including steel, fuel, petroleum-based products, and fuel-related delivery costs, has a direct effect on profitability.  Batesville generally does not engage in hedging transactions for these purchases but does enter into fixed-price supply contracts at times.  Batesville regularly takes steps designed to mitigate the impact of volatility in raw material and fuel prices, including executing Lean initiatives and various sourcing actions.

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

Batesville:  Strategy

While we believe there are opportunities to generate additional revenue within a wider range of death care products and services, sustaining volume in the burial casket space continues to be a top priority.  Batesville’s leadership team is focused on two strategic initiatives to sustain burial volume:

•	Grow our leadership position in the death care industry

•	Focus on building and delivering value propositions that align with the needs of each customer segment to continue Batesville’s mission of helping families honor the lives of those they love®.

•	Utilize the Hillenbrand Operating Model principles and tools to maintain an optimal cost structure to support profitability

•	Continually improve processes to be more consistent and efficient, and to clearly yield industry leading quality products and services that our customers value.

HILLENBRAND PATENTS AND TRADEMARKS

We own a number of patents on our products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.  We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion®, Coperion K-Tron®, TerraSource Global®, Pennsylvania Crusher®, Gundlach®, Jeffrey Rader®, K-Tron®, Rotex®, ABEL® Pump Technology, and Red Valve® are of material significance to the Process Equipment Group.  We believe the trademark Batesville® is of material significance to our Batesville segment.

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

HILLENBRAND EMPLOYEES

At September 30, 2016, we had approximately 6,100 employees worldwide.  Approximately 3,300 employees were located within the U.S. and 2,800 employees were located outside of the U.S., primarily throughout Europe and China.  Approximately 2,500 employees in North America and Europe work under collective bargaining agreements.  Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions representing those employees.  As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 11, 2016.

Joe A. Raver, 50, has served as a director and as President and Chief Executive Officer of the Company since September 2013. He also has served as President of the Company’s Process Equipment Group since March 2011. Prior to that, he was President of Batesville Casket Company beginning in June 2008.  He also previously served as Vice President and General Manager of the respiratory care division of Hill-Rom Holdings, a leading global provider of medical equipment and services and the Company’s former parent. Prior to that, Mr. Raver spent 10 years in a variety of leadership positions at Batesville Casket Company and Hill-Rom.

Kristina A. Cerniglia, 50, was elected Senior Vice President, Chief Financial Officer effective August 2014. Ms. Cerniglia has more than 25 years of industrial experience. Before assuming the role as Hillenbrand’s Chief Financial Officer, she spent 17 years serving in a variety of leadership roles, most recently as Vice President and Corporate Controller (2010-2014), at Stanley Black & Decker, a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems. Prior to that, she spent nine years of her career at United Technologies Corporation in various financial roles.

Diane R. Bohman, 46, was elected Senior Vice President, Chief Administrative Officer effective May 2014. Ms. Bohman previously served as the Company’s Senior Vice President, Integration, since December 2012, and prior to that was the Company’s Vice President, Corporate Strategy from June 2011. From November 2013 to May 2014, Ms. Bohman served as the interim Chief Financial Officer for Coperion GmbH. From 2005 to 2011, Ms. Bohman served in various roles at Batesville, including Vice President, Logistics; Vice President and Chief Financial Officer; and Vice President, Strategy. Prior to joining Batesville, Ms. Bohman worked for seven years at the Company’s former parent, Hill-Rom Holdings, holding a broad array of positions in the finance organization. She began her career in the business assurance practice of Coopers & Lybrand, LLC. Ms. Bohman is a Certified Public Accountant.
William A. Canady, 50, was elected Senior Vice President, Corporate Strategy and Industrial Products, effective November 2013. Prior to joining Hillenbrand, Mr. Canady worked at IDEX Corporation, a global fluidics leader serving high growth specialized markets from 2007 until 2013. Most recently, he served as the Vice President, Strategy and Aftermarket for the IDEX Fluid and Metering Technologies Group. Prior to that, he held senior leadership roles within the global diversified industrial companies of Crane Co, Generac Power Systems and Invensys Plc.

Scott P. George, 62, was elected Senior Vice President, Corporate Development effective January 2012. Mr. George has more than 30 years of investment banking experience advising on more than 250 transactions. Prior to joining Hillenbrand, he served as managing director and head of the Illinois practice for investment bank P&M Corporate Finance, LLC in Chicago from 2008 until 2012. Prior to that, he held a similar position at Morgan Joseph & Co. Mr. George’s experience also includes merger and acquisition advisory roles at Ernst & Young Corporate Finance, Salomon Brothers Inc., Morgan Stanley & Co. and Bankers Trust Co.

Kimberly K. Ryan, 49, was elected President of Coperion GmbH effective September 2015. Ms. Ryan has also been a Senior Vice President of Hillenbrand since April 2011. Prior to being appointed President of Coperion, Ms. Ryan served as President of Batesville effective April 2011. Prior to joining Hillenbrand from 2006 until 2011, Ms. Ryan served as Senior Vice President, North America, Post-Acute Care of Hill-Rom Holdings. Prior to that, she held various senior and leadership roles at Hill-Rom Holdings (formerly Hillenbrand Industries, Inc.), our former parent, and its subsidiaries, including leading its Turnaround Program, Shared Services, and Information Technology from 2005-2007, and from 2000 to 2005 serving in roles including Vice President, Shared Services; Vice President, Batesville Business Information Systems; and Director, Enterprise Systems. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, strategy, operations, logistics, and information technology.

Christopher H. Trainor, 46, was elected President of Batesville Casket Company effective September 2015, after having served as Senior Vice President, Chief Financial Officer and Chief Administrative Officer. Mr. Trainor has also been a Senior Vice President of Hillenbrand since December 2015. Mr. Trainor joined Batesville in 2010 as Vice President and Chief Financial Officer and was later assigned additional responsibilities for oversight of Human Resources and Information Technology. Prior to joining Batesville, Mr. Trainor spent 17 years with Kraft Foods where he held a variety of finance roles in both the United States and United Kingdom.
Nicholas R. Farrell, 37, was elected Vice President, General Counsel and Secretary effective October 2015. Prior to that, Mr. Farrell was Vice President, Associate General Counsel and Assistant Secretary beginning in October 2014. Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel. Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Sanders.

Eric M. Teegarden, 39, was elected Vice President, Controller and Chief Accounting Officer effective July 2015.  Prior to joining the Company, Mr. Teegarden spent nearly eight years in controller roles of increasing responsibility within General Electric Company (GE), serving in a wide range of GE manufacturing businesses, including appliances, lighting, and jet engines. Prior to GE, he served in reporting and accounting roles in two smaller, publicly-traded manufacturing companies. Mr. Teegarden spent the first three years of his career, beginning in 2000, in public accounting for both Arthur Andersen and Deloitte & Touche where his focus was on energy companies. Mr. Teegarden is a Certified Public Accountant.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

Our website is www.hillenbrand.com.  We make available on this website, free of charge, access to press releases, conference calls, our annual and quarterly reports, and other documents filed with or furnished to the Securities and Exchange Commission (SEC) as soon as these reports are filed or furnished.  We also make available through this website position specifications for the Chairperson and each of the members of the Board of Directors, as well as for committee chairpersons; the Corporate Governance Standards of our Board of Directors; the charters of each of the standing committees of the Board of Directors; our Code of Ethical Business Conduct; our Global Anti-Corruption Policy; and our Supply Chain Transparency Policy.  All of these documents are also available to shareholders in print upon request.

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

We generally seek indemnification from sellers covering these matters; however, the liability of the sellers is often limited, and certain former owners may be unable to meet their indemnification responsibilities.  We cannot be assured that these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

We may not achieve the intended benefits of our acquisitions, and our business could be materially impacted as a result.  Under such circumstances, management could be required to spend significant amounts of time and resources in the transition of the acquired business.  In addition, any benefits we anticipate from application of the HOM may not be fully realized.

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

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  Although we have seen stability or growth in some geographies since the global economic turmoil that began in 2008, we cannot assure you that these improvements will be sustainable or predict when the next recession will occur.  In addition, continuing uncertainties in the eurozone, including future implications from the voluntary exit of the United Kingdom from the European Union (commonly referred to as “Brexit”) and recent uncertainties in China may depress demand in these areas and create additional risk to our financial results.

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

We derived approximately 44%, 43%, and 48% of our revenue from our operations outside the U.S. for the years ended September 30, 2016, 2015, and 2014.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

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

Such risks may be more likely or pronounced in emerging markets, where our operations may be subject to greater uncertainty due to increased volatility associated with the developing nature of their economic, legal, and governmental systems.

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

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  The Company’s predominant exposures are in European, Canadian, Swiss, Mexican, and Asian currencies, including the Chinese Renminbi. In preparing financial statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. Although we address currency risk management through regular operating and financing activities, and through the use of derivative financial instruments, those actions may not prove to be fully effective.

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

We cannot guarantee that the prices we are paying for raw materials today will continue in the future or that the marketplace will continue to support current prices for our products or that such prices can be adjusted to fully or partially offset raw material price increases in the future.  Any increases in prices resulting from a tightening supply of these or other commodities could adversely affect our profitability.  We do not engage in hedging transactions for raw material purchases, but we do enter into some fixed-price supply contracts.

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

As of September 30, 2016, approximately 41% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

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

9. We have a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.

As of September 30, 2016, our outstanding debt was $610.1.  This level of debt and additional debt we may incur in the future could have important consequences to our businesses.  For example:

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

10. The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure.

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

11. The effective tax rate of the Company may be negatively impacted by economic downturns as well as future changes to tax laws in global jurisdictions in which we operate.

We are subject to income taxes in the United States and various other global jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $153.3 and $144.4 at September 30, 2016 and 2015. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

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

12. Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

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

We believe these provisions are important for a public company and protect our shareholders from coercive or otherwise potentially unfair takeover tactics by encouraging potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with appropriate time to assess any acquisition proposal.  These provisions are not intended to make our Company immune from takeovers; however, they may apply if the Board of Directors determines that a takeover offer is not in the best interests of our shareholders, even if some shareholders believe the offer to be beneficial.

 Risk Related to the Process Equipment Group

1.A significant portion of our investments in the Process Equipment Group includes goodwill and intangible assets that are subject to periodic impairment evaluations.  An impairment loss on these assets could have a material adverse impact on our financial condition and results of operations.

We acquired intangible assets with the acquisitions of Coperion, K-Tron (including TerraSource Global), Rotex, Abel, and Red Valve, portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes, or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets.  Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.

2.The Process Equipment Group operates in cyclical industries.

As an industrial capital goods supplier, the Process Equipment Group serves industries that are cyclical.  During periods of economic expansion, when capital spending normally increases, the Process Equipment Group generally benefits from greater demand for its products.  During periods of economic contraction, when capital spending normally decreases, the Process Equipment Group generally is adversely affected by declining demand for new equipment orders, and it may be subject to increases in uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will be sustainable, and our financial condition, results of operations, and cash flows could be materially adversely affected.

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

4.The Process Equipment Group derives revenues from the energy industry.  Any decrease in demand for electricity, oil, natural gas, coal, and mining equipment, or an increase in regulation of the energy industry, could have a material adverse effect on our business, financial condition, and results of operations.

A portion of the Process Equipment Group’s sales are affected by the consumption of oil, natural gas, and coal.  The demand for oil, natural gas, coal, and mining equipment is dependent upon, among other things, the availability and cost of alternative sources of energy, such as solar, wind, or nuclear power.  Additionally, the cost of compliance with federal, state, and local laws and regulations on the energy industry may impact the demand for our products.  As a result, any downturn in or disruption to the oil, natural gas, or coal and mining industries or decrease in the demand for electricity, could have a material adverse effect on our business, financial condition, and results of operations.

Risk Related to Batesville

1.Continued fluctuations in mortality rates and increased cremations may adversely affect the sales volume of our burial caskets.

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

Batesville has contracts with a number of national funeral home customers that constitute a sizeable portion of its overall sales volume.  Also, while contracts with national funeral service providers give Batesville important access to purchasers of death care products, they may obligate Batesville to sell products at contracted prices for extended periods of time, therefore limiting Batesville’s ability, in the short term, to raise prices in response to significant increases in raw material prices or other factors. Any decision by national funeral home customers to discontinue or limit purchases from Batesville could have a material adverse effect on our financial condition, results of operations, and cash flows.

3.Batesville is facing competition from a number of non-traditional sources and from caskets manufactured abroad and imported into North America.

Non-traditional death care product providers, such as large discount retail stores, casket stores, and internet casket retailers could present more of a competitive threat to Batesville and its sales channel than is currently anticipated.  In addition, a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  For the past several years, sales from these non-traditional and foreign providers represent approximately 5% of total casket sales in North America, but this percentage could grow.  It is not possible to quantify the financial impact that these competitors will have on Batesville in the future.  These competitors and any new entrants into the funeral products business may drive pricing and other competitive actions in an industry that already has nearly twice the necessary domestic production capacity.  Such competitive developments could have a negative impact on our results of operations and cash flows.

Item 1B.    UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we own.  At September 30, 2016, the Process Equipment Group operated 17 significant manufacturing facilities located in the U.S. (New Jersey, Kansas, Ohio, Illinois, North Carolina and Virginia), Germany, Switzerland, China, India, and the United Kingdom.  Nine of these facilities are owned and eight are leased.  The Process Equipment Group also leases or owns a number of sales offices in Europe, Asia, Canada, and South America.

At September 30, 2016, Batesville operated five significant manufacturing facilities located in Indiana, Tennessee, Mississippi, and Mexico.  Four of these facilities are owned and one is leased.  Batesville also leases or owns a number of warehouse distribution centers, service centers, and sales offices in the U.S., Mexico, Canada, and Australia.

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

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
AND ISSUER PURCHASES OF EQUITY SECURITIES

Hillenbrand common stock is traded on the New York Stock Exchange under the ticker symbol “HI.”  The following table reflects the quarterly range of high and low closing sales prices of our common stock for 2016 and 2015.

	2016		2015
	High	Low	High	Low
First quarter	$31.36	$25.82	$34.71	$29.28
Second quarter	$29.95	$24.65	$34.01	$29.53
Third quarter	$31.27	$28.51	$32.33	$28.79
Fourth quarter	$32.99	$29.65	$30.53	$25.28

As of November 11, 2016, we had approximately 2,000 shareholders of record.

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

	2016	2015	2014
First quarter	$0.2025	$0.2000	$0.1975
Second quarter	$0.2025	$0.2000	$0.1975
Third quarter	$0.2025	$0.2000	$0.1975
Fourth quarter	$0.2025	$0.2000	$0.1975

Share Repurchases

The following table summarizes repurchases of common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

July	—	$—	—	$33.1
August	95,500	$31.80	95,500	$30.1
September	46,985	$31.95	46,985	$28.6
Total	142,485	$31.85	142,485	$28.6

On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of our common stock.  The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2016, we had repurchased approximately 2,800,000 shares for approximately $71.4 in the aggregate. Such shares were classified as treasury stock.  We repurchased approximately 700,000 shares of our common stock during 2016, for a total cost of approximately $21.2.  At September 30, 2016, we had approximately $28.6 remaining for share repurchases under the existing Board authorization.

Item 6.        SELECTED FINANCIAL DATA

 (in millions, except per share data):

	2016	2015	2014	2013 (a)	2012
Net revenue	$1,538.4	$1,596.8	$1,667.2	$1,553.4	$983.2
Gross profit	$570.6	$570.4	$589.2	$518.7	$388.9
Net income(1)	$112.8	$111.4	$109.7	$63.4	$104.8
Earnings per share - basic	$1.78	$1.76	$1.74	$1.01	$1.68
Earnings per share - diluted	$1.77	$1.74	$1.72	$1.01	$1.68
Cash dividends per share	$0.81	$0.80	$0.79	$0.78	$0.77
Total assets	$1,960.9	$1,808.1	$1,918.5	$2,003.2	$1,087.5
Long-term obligations	$881.0	$798.1	$833.6	$961.4	$429.4
Cash flows provided by operating activities	$238.2	$105.0	$179.6	$127.2	$138.2
Cash flows used in investing activities	$(253.5)	$(29.5)	$(8.3)	$(441.0)	$(22.5)
Cash flows provided by (used in) financing activities	$21.6	$(83.2)	$(155.5)	$336.5	$(211.1)
Capital expenditures	$21.2	$31.0	$23.6	$29.9	$20.9
Depreciation and amortization	$60.4	$54.3	$58.4	$89.4	$40.4

(1)  Net income attributable to Hillenbrand

(a)         Included ten months of operations related to Coperion following its acquisition on December 1, 2012.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(dollar amounts in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the year ended September 30, 2016, to the year ended September 30, 2015, and also compares our results for the year ended September 30, 2015, to the year ended September 30, 2014.  Unless otherwise stated, references to years relate to fiscal years. We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog intangible amortization, inventory step-up, business acquisition and integration, restructuring, a pension settlement charge, trade name impairment, and certain litigation costs.  The related income tax for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.  The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items for which we adjust.  We believe this information provides a higher degree of transparency.

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

An important non-GAAP operational measure used is backlog.  Backlog is not a term recognized under GAAP; however it is a common measurement used in industries with extended lead times for order fulfillment (long-term contracts), like those in which our Process Equipment Group competes.  Order backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded to the Process Equipment Group.  For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included. Backlog includes expected revenue from large systems, equipment, and replacement parts, components, and service. The length of time that projects remain in backlog can span from days for replacement parts or service to approximately 18 months for larger system sales.  Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that they are reasonably expected to be realized.  We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

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

See page 30 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. Our use of other non-GAAP measures in certain other instances includes information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

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

A portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 24%, 25%, and 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2016, 2015, and 2014.

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

Performance-Based Stock Compensation — The vesting of a portion of our performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the performance-based stock award table in Note 9 to our financial statements included in Part II, Item 8, of this Form 10-K.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company and its business units is evaluated quarterly, and the expense is adjusted according to the new projection if it has changed significantly.  As a result, depending on the degree to which performance criteria are achieved or our projections change, our expenses related to the performance-based stock awards may become more volatile as we approach the final performance measurement date at the end of the three years.  This increase in volatility stems from the requirement to increase or reduce compensation expense as the projection of performance changes.  Thus, any one period’s financial results could be significantly affected by the cumulative effect of the adjustment.  Preparing the projection of performance requires us to exercise significant judgment as to the expected outcome of final performance up to three years in the future.  In making the projection, we consider both actual results and probable business plans for the future.  At September 30, 2016, we have recorded cumulative compensation expense associated with unvested performance-based stock awards of approximately $7.1, which continues to be subject to periodic adjustments as the related awards approach their final performance measurement dates.

Retirement and Postretirement Plans — We sponsor retirement and postretirement benefit plans covering some of our employees.  Expense recognized for the plans is based upon actuarial valuations.  Inherent in those valuations are key assumptions including discount rates, expected returns on assets, and projected future salary rates.  The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our financial statements in the future. The discount rates used in the valuation of our defined benefit pension and postretirement benefit plans are evaluated annually based on current market conditions.  Prior to 2016, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in fiscal 2016, we elected to use a full yield curve approach in the estimation of these components of benefit cost. Under this approach, we applied discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g., built-in gains in interest cost in an upward sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations.

We elected to use the full yield curve approach in 2016 to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change did not affect the measurement of our total benefit obligations as the change in the service cost and interest cost was completely offset in the actuarial (gain) loss reported. We accounted for this change as a change in estimate and have accounted for it prospectively starting in fiscal 2016.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the weighted-average expected rate of return on pension assets and the weighted-average discount rate.  Our weighted-average expected rate of return on pension assets was 4.9%, 5.9%, and 6.3% at the end of 2016, 2015, and 2014, and the weighted-average discount rate at the end of 2016 was 2.3% for the pension plan and 3.1% for the postretirement healthcare plan.  A 50 basis-point change in the expected rate of return on domestic pension assets would change annual pension expense by $0.8.  A 50 basis-point change in the discount rate would change the annual pension expense by $2.0 and the annual postretirement healthcare plan expense by less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon rates and assumptions at September 30, 2016, we expect the aggregate expense associated with our defined benefit and postretirement plans to decrease from $11.9 in 2016 to $8.2 in 2017. The expected decrease in expense is primarily driven by the one-time, $80.0 cash contribution we made into our U.S. defined benefit pension plan (“the Plan”) on October 3, 2016. That contribution was made subsequent to the Consolidated Balance Sheet date, with cash on hand and funds borrowed from our revolving credit facility and term loan. However, the majority of the pension expense savings in 2017 related to this action is expected to be offset by the additional interest expense on the funds borrowed and certain potential tax effects from the transaction.

Also, on November 14, 2016, the Company began implementing a plan to transition our non-bargaining U.S. employees from a defined benefit-based model to a defined contribution structure over a three-year sunset period for certain employees beginning on January 1, 2017. This change causes a remeasurement event for the Plan with a new measurement date of October 31, 2016, as the event eliminates future benefit accruals in the Plan for the affected populations. The Company does not expect the remeasurement resulting from this action to cause a material change in its expected pension expense in 2017.

See Note 5 to our financial statements included in Part II, Item 8, of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.

Uncertain Income Tax Positions — In assessing the need for reserves for uncertain tax positions, we make judgments regarding the technical merit of a tax position and, when necessary, an estimate of the settlement amount based upon the probability of the outcome.  At September 30, 2016, we had reserves of $7.7 established for uncertain tax positions based upon our estimates.  Our ability to make and update these estimates is limited to the information we have at any given point in time.  This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others.  As information available to us evolves, we update our reserves quarterly.  These updates can result in volatility to our income tax rate (particularly in a given quarter) if new information or developments result in a significant change in our estimate.

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

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually.  Those assumptions and estimates include market data and market multiples (10-12.5 times adjusted EBITDA), discount rates (10%), and terminal growth rates (2.5-3.0%) as well as future levels of revenue growth, operating margins, depreciation, amortization, and working capital requirements, which are based upon the Company’s strategic plan.  Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors.  The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium.

Although there are always changes in assumptions to reflect changing business and market conditions, our overall valuation methodology and the types of assumptions we used have remained consistent.  While we use the best available information to prepare the cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

We performed our required impairment tests in 2016 and determined that the goodwill allocated to our reporting units was not impaired.  Further, we determined that the estimated fair value substantially exceeded the carrying value for each of the reporting units for which we performed a quantitative analysis.

Similar to goodwill, the Company can elect to perform the impairment test for indefinite-lived intangibles other than goodwill (primarily trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion, to determine if it is more likely than not that the fair values of the trade names are less than the respective carrying values.  If we elect to perform or are required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date.  We estimate the fair value of indefinite-lived intangibles using the relief-from-royalty method, which we believe is a widely used valuation technique for such assets.  The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use.

As a result of the required impairment assessment performed in 2016, we recorded a trade name impairment charge of $2.2 related to the Process Equipment Group segment on two trade names. See Note 2 to our financial statements included in Part II, Item 8 of this Form 10-K for more information on the trade name impairment. The estimated fair value of the remainder of our trade names exceeds the carrying value by at least 15%. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

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

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees through deployment of the Hillenbrand Operating Model (HOM). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent

Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

Our strategy is to leverage our historically strong financial foundation and the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow and then reinvest available cash in new growth initiatives that are focused on building leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30
Hillenbrand	2016	2015	2014
Net revenue	$1,538.4	$1,596.8	$1,667.2
Gross profit	570.6	570.4	589.2
Operating expenses	346.5	330.6	383.1
Amortization expense	33.0	28.1	31.6
Pension settlement charge	—	17.7	—
Interest expense	25.3	23.8	23.3
Other (expense) income, net	(1.7)	(7.9)	8.7
Income tax expense	47.3	49.1	48.7
Net income(1)	112.8	111.4	109.7

(1) Net income attributable to Hillenbrand

Year Ended September 30, 2016, Compared to Year Ended September 30, 2015

Net revenue decreased $58.4 (4%), which includes unfavorable foreign currency impact of $23.4.

•
The Process Equipment Group’s revenue decreased $28.1 (3%) primarily due to unfavorable foreign currency impact ($20.4), as well as decreased volume in equipment that processes proppants (used in hydraulic fracturing) and parts and equipment used in power and mining (including coal). These decreases were partially offset by the increased revenue associated with the acquisitions of Abel and Red Valve.

•
Batesville’s revenue decreased $30.3 (5%) primarily due to unfavorable foreign currency impact ($3.0) and a decrease in volume ($26.8). Lower volume was driven by what we estimate to be a decrease in North American burials, primarily due to an increase in the rate at which families opted for cremation.

Gross profit increased $0.2 (less than 1%), which included an unfavorable foreign currency impact of $7.1. Gross profit margin improved 140 basis points to 37.1%.  On an adjusted basis, which excluded restructuring and inventory step-up charges, gross profit increased $3.1 (1%), and adjusted gross profit margin improved 160 basis points to 37.5%.

•
The Process Equipment Group’s gross profit increased $9.7 (3%) primarily driven by the increased profits associated with the acquisitions of Abel and Red Valve, as well as productivity and pricing improvements. The gross profit increase was partially offset by an unfavorable foreign currency impact ($6.7), decreased demand for equipment that processes proppants (used in hydraulic fracturing) and parts and equipment used in power and mining (including coal), a decline in product and business mix, the inventory step-up charges related to the Abel and Red Valve acquisitions, and an increase in restructuring and restructuring related charges. Gross profit margin improved 200 basis points to 36.0%, primarily driven by productivity and pricing improvements and the higher margins associated with Abel and Red Valve, partially offset by under-absorption of fixed overhead costs, a decline in product and business mix, inventory step-up charges, and an increase in restructuring and restructuring related charges.

Gross profit included restructuring and restructuring related charges ($3.2 in 2016 and $1.5 in 2015) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit increased $13.8 (4%) and adjusted gross profit margin improved 240 basis points to 36.6% in 2016.

•
Batesville’s gross profit decreased $9.5 (4%) and gross profit margin improved 40 basis points to 38.9%. The decline in gross profit was primarily due to the decrease in volume, partially offset by productivity improvements across the supply chain, lower commodity and fuel costs, and a decrease in restructuring and restructuring related charges. The improved gross profit margin was primarily driven by productivity improvements across the supply chain, lower commodity costs, and a decrease in restructuring and restructuring related charges.

Gross profit included restructuring and restructuring related charges ($0.5 in 2016 and $1.7 in 2015). Excluding these charges, adjusted gross profit decreased $10.7 (5%) and adjusted gross profit margin improved 20 basis points to 39.0% in 2016.

Operating expenses increased $15.9 (5%) primarily driven by the addition of operating expenses from Abel and Red Valve, higher corporate project costs, a trade name impairment recorded in 2016, and an increase in restructuring and restructuring related charges. These increases were partially offset by favorable foreign currency impact ($4.7), lower compensation and benefits resulting from current year restructuring actions, and certain litigation costs in fiscal 2015 that did not repeat in 2016. Our operating expense-to-revenue ratio increased by 180 basis points to 22.5% in 2016.  The increased ratio was primarily due to the net revenue decline, higher corporate project costs, a trade name impairment in 2016, and increased restructuring and restructuring related charges, and was partially offset by lower compensation and benefits resulting from current year restructuring actions. Operating expenses included the following items:

	Year Ended September 30,
	2016	2015
Business acquisition and integration costs	$3.7	$3.6
Restructuring and restructuring related charges	6.4	5.6
Litigation expenses	—	0.5
Trade name impairment	2.2	—

On an adjusted basis, which excluded business acquisition and integration costs, restructuring and restructuring related charges, a trade name impairment, and certain litigation expenses, operating expenses increased $13.3 (4%) primarily driven by the addition of operating expenses from Abel and Red Valve and higher corporate project costs, partially offset by favorable foreign currency impact ($4.7) and lower compensation and benefits resulting from current year restructuring actions.  Our adjusted operating expense-to-revenue ratio increased by 160 basis points to 21.7% in 2016. The increased ratio was primarily due to the net revenue decline and higher corporate project costs, partially offset by lower compensation and benefits resulting from current year restructuring actions.

Amortization expense increased $4.9 (17%) primarily due to the acquired intangibles of Abel and Red Valve.

Pension settlement charge decreased $17.7 in 2016 due to the absence of lump-sum payments made in 2015 from the Company’s U.S. pension plan to former employees who elected to receive such payments. The payments settled the Company’s pension obligations to those who made the election to participate. See Note 5 to our financial statements included in Part II, Item 8, of this Form 10-K for further information on this settlement.

Interest expense increased $1.5 primarily due to an increase in our weighted-average outstanding borrowings and higher variable interest rates.

Other (expense) income, net decreased $6.2 from $7.9 of expense in 2015 to $1.7 of expense in 2016, primarily driven by positive change in foreign exchange gain (loss) of $4.7 in 2016. The foreign exchange loss of $4.4 in 2015 was largely driven by the rapid appreciation of the Swiss Franc against other currencies after the Swiss National Bank removed currency support tied to the Euro in January 2015.

The income tax rate was 28.8% in 2016 compared to 30.2% in 2015.  The year-over-year decrease in the effective tax rate was largely due to the excess tax benefits on share-based compensation and the shifting of income to lower tax rate jurisdictions, partially offset by the net increase in the valuation allowance on deferred tax assets. For more information, see Note 7 to our financial statements included in Part II, Item 8, of this Form 10-K.  Excluding the tax effect of all adjustments discussed above, our adjusted effective income tax rate was 29.5% in 2016 compared to 31.2% in 2015.

Year Ended September 30, 2015, Compared to Year Ended September 30, 2014

Net revenue decreased $70.4 (4%), which included an unfavorable foreign currency impact of $99.1.

•
The Process Equipment Group’s revenue decreased $82.2 (8%), primarily due to unfavorable foreign currency impact ($93.7) and a decline in demand for equipment used in power and mining, partially offset by increased demand for other equipment, primarily equipment that processes proppants (used in hydraulic fracturing).

•
Batesville’s revenue increased $11.8 (2%), primarily due to an increase in volume ($22.8), partially offset by a decrease in the average selling price ($5.6) and unfavorable foreign currency impact ($5.4). Higher volume was driven by what we estimate to be an increase in North American deaths, partially offset by the estimated increase in the rate at which families opted for cremation.

Gross profit decreased $18.8 (3%), primarily due to unfavorable foreign currency impact of $28.6. Gross profit margin improved 40 basis points to 35.7%. On an adjusted basis, which excluded restructuring charges, gross profit decreased $15.7 (3%), primarily due to unfavorable foreign currency impact of $28.5, and adjusted gross profit margin improved 60 basis points to 35.9%.

•
The Process Equipment Group’s gross profit decreased $18.7 (5%), primarily driven by unfavorable foreign currency impact ($27.7), an increase in restructuring and restructuring related charges, and a decline in demand for equipment used in power and mining, partially offset by increased demand for other equipment, primarily for equipment that processes proppants, and favorable mix for equipment and replacement parts and service. Gross profit margin improved 80 basis points to 34.0%, driven primarily by favorable mix for equipment and replacement parts and service.

Gross profit included restructuring and restructuring related charges ($1.5 in 2015 and $0.3 in 2014).  Excluding these items, adjusted gross profit decreased $17.5 (5%), primarily due to unfavorable foreign currency impact of $27.6. Adjusted gross profit margin improved 100 basis points to 34.2% in 2015.

•
Batesville’s gross profit remained relatively flat at $232.6 and gross profit margin decreased 80 basis points to 38.5% in 2015. The decrease in gross profit margin was primarily due to decreased average selling price, higher raw material costs, and restructuring and restructuring related charges from the disposal of equipment, which were partially offset by an increase in volume and lower fuel expenses.

Gross profit included restructuring and restructuring related charges ($1.7 of expense in 2015 and $0.2 reduction of cost of goods sold in 2014). Excluding these items, adjusted gross profit increased $1.8 (1%) and adjusted gross profit margin decreased 50 basis points in 2015 to 38.8%.

Operating expenses decreased $52.5 (14%) primarily due to favorable foreign currency impact ($18.9), a decrease in business acquisition costs, and because 2014 expenses included a significant litigation settlement. Our operating expense-to-revenue ratio improved by 230 basis points to 20.7% in 2015. Operating expenses included the following items:

	Year Ended September 30,
	2015	2014
Business acquisition and integration costs	$3.6	$8.4
Restructuring and restructuring related charges	5.6	5.5
Litigation expenses	0.5	20.8

On an adjusted basis, which excluded business acquisition and integration costs, restructuring and restructuring related charges, and litigation expenses, operating expenses decreased $27.5 (8%), primarily driven by favorable foreign currency impact ($18.8) and decreases in indirect taxes, bad debt expense, and variable compensation, partially offset by an increase in corporate project costs. Our adjusted operating expense to revenue ratio improved by 80 basis points to 20.1% in 2015.

Amortization expense decreased $3.5 (11%) primarily due to favorable foreign currency impact of $2.0 and acquired intangibles that became fully amortized in 2015.

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

The income tax rate was 30.2% in 2015 compared to 30.5% in 2014. The year-over-year decrease in the effective tax rate was largely due to net decreases in our liability for uncertain tax positions as well as a decrease in the current tax liability associated with a lower effective state tax rate.  The decreases in the effective tax rate were partially offset by an increase in the effective tax rate resulting from the shifting of income to higher tax rate jurisdictions. For more information, see Note 7 to our financial statements included in Part II, Item 8, of this Form 10-K.  Excluding the tax effect of all adjustments discussed above, our adjusted effective income tax rate was 31.2% in 2015 compared to 31.6% in 2014.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Year Ended September 30,
	2016		2015		2014
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$964.7	100.0	$992.8	100.0	$1,075.0	100.0
Gross profit	347.5	36.0	337.8	34.0	356.5	33.2
Operating expenses	212.5	22.0	193.5	19.5	226.0	21.0
Amortization expense	32.7	3.4	25.7	2.6	29.1	2.7

Year Ended September 30, 2016, Compared to Year Ended September 30, 2015

Net revenue decreased $28.1 (3%) primarily due to unfavorable foreign currency impact ($20.4), as well as decreased volume in equipment that processes proppants (used in hydraulic fracturing) and parts and equipment used in power and mining (including coal). These decreases were partially offset by the increased revenue associated with the acquisitions of Abel and Red Valve.

We expect future revenue for the Process Equipment Group to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars.  Backlog increased $41.4 (9%) from $458.8 on September 30, 2015, to $500.2 on September 30, 2016, which included an unfavorable foreign currency impact of $2.6. The increase in backlog is primarily driven by an increase in bookings for projects in the plastics industry and the addition of backlog associated with the acquisitions of Abel and Red Valve.

Gross profit increased $9.7 (3%) primarily driven by the increased profits associated with the acquisitions of Abel and Red Valve, as well as productivity and pricing improvements. The gross profit increase was partially offset by an unfavorable foreign currency impact ($6.7), decreased demand for equipment that processes proppants (used in hydraulic fracturing) and parts and equipment used in power and mining (including coal), a decline in product and business mix, the inventory step-up charges related to the Abel and Red Valve acquisitions, and an increase in restructuring and restructuring related charges. Gross profit margin improved 200 basis points to 36.0%, primarily driven by productivity and pricing improvements, and the higher margins associated with Abel and Red Valve, partially offset by under-absorption of fixed overhead costs, a decline in product and business mix, inventory step-up charges, and an increase in restructuring and restructuring related charges.

Gross profit included restructuring and restructuring related charges ($3.2 in 2016 and $1.5 in 2015) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit increased $13.8 (4%) and adjusted gross profit margin improved 240 basis points to 36.6% in 2016, primarily driven by productivity and pricing improvements and the higher margins associated with Abel and Red Valve, partially offset by under-absorption of fixed overhead costs and a decline in product and business mix.

Operating expenses increased $19.0 (10%), primarily driven by the addition of operating expenses from Abel and Red Valve, a trade name impairment charge, and an increase in restructuring and restructuring related costs, partially offset by favorable foreign currency impact ($4.4) and a decrease in business acquisition and integration costs. Our operating expense-to-revenue ratio increased by 250 basis points to 22.0%, primarily due to the net revenue decline, a trade name impairment recorded in 2016, and the increase in restructuring and restructuring related charges, partially offset by a decrease in business acquisition and integration costs.

Operating expenses included business acquisition and integration costs ($0.3 in 2016 and $1.1 in 2015), restructuring and restructuring related costs ($4.8 in 2016 and $3.9 in 2015), and a trade name impairment in 2016 of $2.2.  Excluding these items, adjusted operating expenses increased $16.7 (9%), which included favorable foreign currency impact of $4.4. The increase in adjusted operating expenses was primarily driven by the addition of operating expenses from Abel and Red Valve. Adjusted operating expenses as a percentage of net revenue increased 230 basis points to 21.3%. The increased ratio was primarily due to the net revenue decline.

Amortization expense increased $7.0 (27%) primarily due to the acquired intangibles of Abel and Red Valve.

Year Ended September 30, 2015, Compared to Year Ended September 30, 2014

Net revenue decreased $82.2 (8%), primarily due to unfavorable foreign currency impact ($93.7) and a decline in demand for equipment used in power and mining, partially offset by increased demand for other equipment, primarily equipment that processes proppants (used in hydraulic fracturing).

Gross profit decreased $18.7 (5%), primarily driven by unfavorable foreign currency impact ($27.7), an increase in restructuring and restructuring related charges, and a decline in demand for equipment used in power and mining, partially offset by increased demand for other equipment, primarily for equipment that processes proppants, and favorable mix for equipment and replacement parts and service. Gross profit margin improved 80 basis points to 34.0%, driven primarily by favorable mix for equipment and replacement parts and service.

Gross profit included restructuring and restructuring related charges ($1.5 in 2015 and $0.3 in 2014).  Excluding these items, adjusted gross profit decreased $17.5 (5%), primarily due to unfavorable foreign currency impact of $27.6. Adjusted gross profit margin improved 100 basis points to 34.2% in 2015.

Operating expenses decreased $32.5 (14%) primarily due to favorable foreign currency impact ($18.4) and a decrease in variable compensation, indirect taxes, and business acquisition and integration costs. Our operating expense-to-revenue ratio improved by 150 basis points to 19.5%.

Operating expenses included business acquisition and integration costs ($1.1 in 2015 and $2.1 in 2014), and restructuring costs ($3.9 in 2015 and $4.0 in 2014). Excluding these charges, adjusted operating expenses decreased $31.4 (14%), which included favorable foreign currency impact of $18.5. The adjusted operating expense-to-revenue ratio improved 150 basis points to 19.0%.

Amortization expense decreased $3.4 (12%) primarily due to favorable foreign currency impact of $1.9 and acquired intangibles that became fully amortized in 2015.

OPERATIONS REVIEW — BATESVILLE

	Year Ended September 30,
	2016		2015		2014
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$573.7	100.0	$604.0	100.0	$592.2	100.0
Gross profit	223.1	38.9	232.6	38.5	232.7	39.3
Operating expenses	91.4	15.9	97.8	16.2	115.5	19.5
Amortization expense	0.3	0.1	2.0	0.3	2.0	0.3

Year Ended September 30, 2016, Compared to Year Ended September 30, 2015

Net revenue decreased $30.3 (5%), primarily due to unfavorable foreign currency impact ($3.0) and a decrease in volume ($26.8). Lower volume was driven by what we estimate to be a decrease in North American burials, primarily due to an increase in the rate at which families opted for cremation.

Gross profit decreased $9.5 (4%), and gross profit margin improved 40 basis points to 38.9%. The decline in gross profit was primarily due to the decrease in volume, partially offset by productivity improvements across the supply chain, lower commodity and fuel costs, and a decrease in restructuring and restructuring related charges. The improved gross profit margin was primarily driven by productivity improvements across the supply chain, lower commodity costs, and a decrease in restructuring and restructuring related charges.

Gross profit included restructuring and restructuring related charges ($0.5 in 2016 and $1.7 in 2015). Excluding restructuring and restructuring related charges, adjusted gross profit decreased $10.7 (5%) and adjusted gross profit margin improved 20 basis points to 39.0% in 2016.

Operating expenses decreased $6.4 (7%) to $91.4 in 2016 primarily due to lower compensation and benefits resulting from current year restructuring actions, lower variable compensation expense, and certain litigation costs in fiscal 2015 that did not repeat in 2016. These decreases were partially offset by an increase in restructuring and restructuring related charges in 2016. The operating expense-to-revenue ratio improved 30 basis points to 15.9%.

Operating expenses included restructuring and restructuring related charges ($1.1 in 2016 and $0.2 in 2015) and $0.5 of certain litigation costs in 2015. Excluding these costs, adjusted operating expenses decreased 7% to $90.3 in 2016, which was primarily due to lower compensation and benefits resulting from current year restructuring actions and lower variable compensation expense. Adjusted operating expense-to-revenue ratio improved 40 basis points to 15.7%.

Year Ended September 30, 2015, Compared to Year Ended September 30, 2014

Net revenue increased $11.8 (2%), primarily due to an increase in volume ($22.8), partially offset by a decrease in the average selling price ($5.6) and unfavorable foreign currency impact ($5.4). Higher volume was driven by what we estimate to be an increase in North American deaths, partially offset by the estimated increase in the rate at which families opted for cremation.

Gross profit remained relatively flat at $232.6 and gross profit margin decreased 80 basis points to 38.5% in 2015. The decrease in gross profit margin was primarily due to decreased average selling price, higher raw material costs, and restructuring and restructuring related charges from the disposal of equipment, which were partially offset by an increase in volume and lower fuel expenses.

Gross profit included restructuring and restructuring related charges ($1.7 of expense in 2015 and $0.2 reduction of cost of goods sold in 2014). Excluding these items, adjusted gross profit increased $1.8 (1%) and adjusted gross profit margin decreased 50 basis points in 2015 to 38.8%.

Operating expenses decreased $17.7 (15%) to $97.8 in 2015 primarily because 2014 included a significant litigation settlement and 2015 included lower bad debt expense. The decrease was partially offset by an increase in variable compensation and selling expenses in 2015. The operating expense-to-revenue ratio improved 330 basis points to 16.2% in 2015.

In 2015, operating expenses included $0.2 of restructuring charges and $0.5 of certain litigation costs, compared to a $20.8 charge for a litigation settlement in 2014. Excluding these charges, adjusted operating expenses increased 3% to $97.1, and the adjusted operating expense-to-revenue ratio increased by 10 basis points to 16.1%.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2016		2015		2014
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Core operating expenses	$38.7	2.5	$35.3	2.2	$33.8	2.0
Business acquisition and integration costs	3.4	0.2	2.5	0.2	6.3	0.4
Restructuring costs	0.5	0.1	1.5	0.1	1.5	0.1
Operating expenses	$42.6	2.8	$39.3	2.5	$41.6	2.5

Core operating expenses represent operating expenses excluding restructuring charges and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Year Ended September 30, 2016, Compared to Year Ended September 30, 2015

Core operating expenses increased $3.4 (10%) in 2016 primarily due to higher corporate project costs and variable compensation.  These expenses as a percentage of net revenue increased 30 basis points to 2.5%.

Business acquisition and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities and integrating completed acquisitions.  As a natural consequence of our acquisition strategy, we incur costs to investigate opportunities that ultimately do not always result in a consummated transaction.  The depth of these efforts and the significance of the associated costs will fluctuate from time-to-time.

Year Ended September 30, 2015, Compared to Year Ended September 30, 2014

Core operating expenses increased $1.5 (4%) in 2015 primarily due to higher compensation and benefits and corporate project costs. These expenses as a percentage of net revenue were 2.2%, an increase of 20 basis points compared to 2.0% in 2014.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Year Ended September 30,
	2016	2015	2014
Consolidated Net Income	$116.8	$113.2	$111.2
Interest income	(1.2)	(1.0)	(0.8)
Interest expense	25.3	23.8	23.3
Income tax expense	47.3	49.1	48.7
Depreciation and amortization	60.4	54.3	58.4
EBITDA	$248.6	$239.4	$240.8
Business acquisition and integration	3.7	3.6	8.4
Inventory step-up	2.4	—	—
Restructuring and restructuring related	10.2	7.5	5.5
Trade name impairment	2.2	—	—
Pension settlement charge	—	17.7	—
Litigation	—	0.5	20.8
Adjusted EBITDA	$267.1	$268.7	$275.5

 Consolidated net income for 2016 compared to 2015 increased $3.6 (3%), primarily driven by a pension settlement charge in 2015 that did not recur in 2016, the increased earnings associated with the acquisitions of Abel and Red Valve, productivity and pricing improvements, improvement in the effective tax rate, and a decrease in foreign currency exchange loss, partially offset by unfavorable foreign currency impact ($1.3), a decrease in the volume of equipment sales at the Process Equipment Group, an increase in restructuring and restructuring related charges, inventory step-up charges related to the Abel and Red Valve acquisitions, and a trade name impairment in 2016.

Adjusted EBITDA for 2016 compared to 2015 decreased $1.6 (1%), driven by unfavorable foreign currency impact ($2.7) and a decrease in the volume of equipment sales at the Process Equipment Group, partially offset by the increased earnings associated with the acquisitions of Abel and Red Valve, productivity and pricing improvements, and a decrease in foreign currency exchange loss.

Consolidated net income for 2015 compared to 2014 increased $2.0 (2%), primarily driven by a litigation settlement in 2014 that did not recur in 2015, increased volume of equipment sales, favorable mix for equipment and replacement parts and service at the Process Equipment Group, and a decrease in indirect taxes and variable compensation, partially offset by a pension settlement charge in 2015 and a decline in income on limited partnership investments, from a $2.8 gain in 2014 to a $2.1 loss in 2015. There were also two one-time transactions that occurred in 2014 that resulted in a $5.2 gain on the exercise of warrants to purchase common stock of Forethought Financial Group, Inc. (“Forethought”) and a $2.5 gain related to the cancellation of a service agreement at Batesville. There was also a $2.9 increase in foreign currency exchange loss in 2015.

Adjusted EBITDA for 2015 compared to 2014 decreased $6.8 (2%), primarily due to unfavorable foreign currency impact ($8.4) and a decline in income on limited partnership investments, from a $2.8 gain in 2014 to a $2.1 loss in 2015. This decrease in adjusted EBITDA was partially offset by increased volume of equipment sales, favorable mix for equipment and replacement parts and service at the Process Equipment Group, and a decrease in indirect taxes and variable compensation. As noted above, there were also two one-time transactions that occurred in 2014 that resulted in a $5.2 gain on the exercise of warrants to purchase common stock of Forethought and a $2.5 gain related to the cancellation of a service agreement at Batesville. There was also a $2.9 increase in foreign currency exchange loss in 2015.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months and how we intend to use it.  We describe actual results in generating and utilizing cash by comparing 2016 to 2015.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes, including the 4.60% Series A unsecured notes (“Series A Notes”), and our revolving credit facility and term loan (collectively, the “Facility”) as part of our overall financing strategy.  We believe we continue to have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access long-term financing, we had $492.0 of maximum borrowing capacity available under the Facility as of September 30, 2016, of which $359.6 of borrowing capacity is immediately available based on our leverage covenant at September 30, 2016, with additional amounts available in the event of a qualifying acquisition.  The available borrowing capacity reflects a reduction of $9.5 for outstanding letters of credit issued under the Facility.  The Company may request an increase of up to $300.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of September 30, 2016, we had guarantee arrangements totaling $212.6, under which $111.7 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Company may request an increase to the total capacity under the LG facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S.  The majority of foreign earnings are considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions.

During fiscal 2016, the Company recognized a deferred tax liability of $2.8 representing expected distributions of funds among certain of our foreign subsidiaries. These funds, however, will remain indefinitely reinvested in foreign jurisdictions.  The cash at our international subsidiaries totaled $41.3 at September 30, 2016.  We do not intend, nor do we foresee a need, to repatriate these funds. Such repatriation for use in domestic operations would expose us to additional taxes pursuant to current regulatory and tax laws.

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

Our anticipated contribution to our pension plans in 2017 is $89.5, $80.0 of which was contributed to the Plan on October 3, 2016.  See Note 5 to our financial statements included in Part II, Item 8, of this Form 10-K for more detail. To fund this contribution we utilized cash on hand and funds borrowed from the Facility, which bears interest at variable rates plus a margin amount based upon our leverage. The weighted-average interest rates on borrowings under the Facility were 1.48% for 2016.

We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2016, which will require approximately $12.9 each quarter based on our outstanding common stock at September 30, 2016.  We are authorized by our Board of Directors to purchase up to $100.0 of our common stock in total under our existing share repurchase program, and may elect to do so, depending on market conditions and other needs for cash consistent with our growth strategy.  We repurchased approximately 700,000 shares of our common stock in 2016, for a total cost of approximately $21.2. At September 30, 2016, we had approximately $28.6 remaining for share repurchases under the existing Board authorization.
See Part I, Item 5 within this Form 10-K for more information on share repurchases.

We believe existing cash, cash flows from operations, and the issuance of debt will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Year Ended September 30,
(in millions)	2016	2015	2014
Cash flows provided by (used in)
Operating activities	$238.2	$105.0	$179.6
Investing activities	(253.5)	(29.5)	(8.3)
Financing activities	21.6	(83.2)	(155.5)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(2.0)	(0.5)
Increase (decrease) in cash and cash equivalents	$3.7	$(9.7)	$15.3

Operating Activities

Operating activities provided $238.2 of cash during 2016, in contrast to providing $105.0 of cash during 2015, a $133.2 increase.

This increase was primarily driven by the timing of working capital requirements at Coperion and the payment of a litigation settlement at Batesville in fiscal 2015 that did not repeat in 2016. These increases in operating cash flow were partially offset by an increase in cash paid for taxes. The decrease in working capital requirements at Coperion was primarily driven by the timing of project orders and the associated payables to suppliers that were outstanding at the end of 2016. The working capital balance at September 30, 2015, was higher due to an increased outflow of supplier payments in 2015 driven by several significant project orders that were received in the final quarter of 2014. In addition, payments on certain customer contracts were delayed due to the movement of delivery dates, causing our net working capital investment in those contracts to increase during 2015.

Working capital requirements for Coperion may continue to fluctuate in this manner due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project.  Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

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

Investing Activities

Cash used in investing activities in 2016 compared to 2015 increased $224 primarily due to the acquisitions of Abel and Red Valve, partially offset by lower capital expenditures.

Cash used in investing activities in 2015 compared to 2014 increased due to higher capital expenditures, lower proceeds on the disposal of property, and lower proceeds from investments.

Financing Activities

Cash provided by (used in) financing activities was largely impacted by our borrowing activities.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities in 2016 was $21.6 compared to cash used in financing activities in 2015 of $83.2.  We had net borrowings of $83.6 in 2016 compared to net repayments of $26.2 in 2015, due primarily to the acquisitions of Abel and Red Valve, partially offset by the improvement in working capital needs at Coperion.

Cash used in financing activities in 2015 was $83.2 compared to cash used in financing activities in 2014 of $155.5.  We had net repayments of $26.2 in 2015 compared to $104.1 in 2014, due primarily to increased working capital needs at Coperion in 2015.

We returned $51.1 to shareholders in 2016 in the form of quarterly dividends.  We increased our quarterly dividend in 2016 to $0.2025 per common share from $0.2000 paid during 2015 and $0.1975 paid in 2014.  We repurchased approximately 700,000 shares of our common stock during 2016, for a total cost of approximately $21.2.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Inflation

The effect of broad-based inflation on the Company’s revenues and net earnings was not significant in 2016, 2015, or 2014.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations as of September 30, 2016.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the financial statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$—	$150.0	$—
Revolving credit facility (1)	198.5	—	—	198.5	—
Term loan	162.0	13.5	36.0	112.5	—
Series A Notes	100.0	—	—	—	100.0
Interest on financing agreements (2)	89.4	18.9	36.8	18.0	15.7
Operating lease obligations (noncancellable)	88.6	16.5	23.4	12.5	36.2
Purchase obligations (3)	179.0	171.5	7.5	—	—
Defined benefit plan funding (4)	242.0	90.2	20.5	19.8	111.5
Other long-term liabilities (5)	17.4	3.8	4.5	2.5	6.6
Capital call arrangements (6)	1.0	1.0	—	—	—
Total contractual obligations (7)	$1,227.9	$315.4	$128.7	$513.8	$270.0

(1)	Our revolving credit facility expires in December 2019. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.

(2)
Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility and term loan at their current rate at September 30, 2016.

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

(7)
We have excluded our $7.7 liability related to uncertain tax positions from the table as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.

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

At September 30, 2016, we had $198.5 outstanding under our $700.0 revolving credit facility and $162.0 outstanding under a related term loan.  We are subject to interest rate risk associated with our revolving credit facility and related term loan, which bear a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Assuming these borrowings remain at $360.5 for 12 months, a one percentage point change in the related interest rates would increase or decrease our annual interest expense by approximately $3.6.

We are subject to volatility in our investment portfolio.  The investment portfolio included interests in private equity limited partnerships with a carrying value of $7.6 at September 30, 2016.  These investments could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments, and other factors.  The changes in the fair value of the limited partnerships’ underlying investment portfolios can impact us significantly because we record our share of the change in our income statement under the equity method of accounting.

Our pension plans’ assets are also subject to volatility that can be caused by fluctuations in general economic conditions.  Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies.  Those policies subject investments to the following restrictions in our domestic plan: short-term securities must be rated A2/P2 or higher, liability-hedging fixed income securities must have an average quality credit rating of investment grade, and investments in equities in any one company may not exceed 10% of the equity portfolio.  Favorable or unfavorable investment performance over the long term will impact our pension expense if it deviates from our assumption related to future rate of return.

 We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  As of September 30, 2016, a 10% change in the foreign exchange rates affecting unhedged balance sheet exposures would have impacted pre-tax earnings by less than 1%.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation or depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of approximately $63 as of September 30, 2016.

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

On October 2, 2015, we completed our acquisition of Abel, and on February 1, 2016, we completed our acquisition of Red Valve, which included each of their respective existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2016, we have elected to exclude Abel and Red Valve from our assessment, as permitted under existing SEC rules. We are currently in the process of evaluating and integrating Abel’s and Red Valve’s historical internal controls over financial reporting with those of the rest of the Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete these integrations in 2017.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2016.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Joe A. Raver
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand, Inc. and its subsidiaries at September 30, 2016 and September 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Abel and Red Valve from its assessment of internal control over financial reporting as of September 30, 2016, because they were acquired by the Company in purchase business combinations in 2016. We have also excluded Abel and Red Valve from our audit of internal control over financial reporting. Abel and Red Valve are wholly-owned subsidiaries whose total assets and total revenues represent 2% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2016.

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 16, 2016

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended September 30,
	2016	2015	2014
Net revenue	$1,538.4	$1,596.8	$1,667.2
Cost of goods sold	967.8	1,026.4	1,078.0
Gross profit	570.6	570.4	589.2
Operating expenses	346.5	330.6	383.1
Amortization expense	33.0	28.1	31.6
Pension settlement charge	—	17.7	—
Interest expense	25.3	23.8	23.3
Other (expense) income, net	(1.7)	(7.9)	8.7
Income before income taxes	164.1	162.3	159.9
Income tax expense	47.3	49.1	48.7
Consolidated net income	116.8	113.2	111.2
Less: Net income attributable to noncontrolling interests	4.0	1.8	1.5
Net income(1)	$112.8	$111.4	$109.7

Net income(1) — per share of common stock
Basic earnings per share	$1.78	$1.76	$1.74
Diluted earnings per share	$1.77	$1.74	$1.72
Weighted-average shares outstanding — basic	63.3	63.2	63.2
Weighted-average shares outstanding — diluted	63.8	63.9	63.8

Cash dividends per share	$0.8100	$0.8000	$0.7900

(1) Net income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2016	2015	2014
Consolidated net income	$116.8	$113.2	$111.2
Other comprehensive (loss) income, net of tax
Currency translation	(9.8)	(47.6)	(36.4)
Pension and postretirement (net of tax of ($4.8), ($2.1), and ($6.5))	(13.1)	(8.4)	(13.0)
Net unrealized (loss) gain on derivative instruments (net of tax of $0.2, ($0.4), and ($0.1))	0.7	(0.1)	(1.5)
Total other comprehensive (loss) income, net of tax	(22.2)	(56.1)	(50.9)
Consolidated comprehensive income	94.6	57.1	60.3
Less: Comprehensive income attributable to noncontrolling interests	3.7	1.4	1.4
Comprehensive income(2)	$90.9	$55.7	$58.9

(2) Comprehensive income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$52.0	$48.3
Trade receivables, net	205.0	187.9
Unbilled receivables from long-term manufacturing contracts	125.8	144.9
Inventories	153.1	153.6
Deferred income taxes	23.9	21.9
Prepaid expenses	18.2	23.8
Other current assets	22.3	23.7
Total current assets	600.3	604.1
Property, plant, and equipment, net	152.5	158.3
Intangible assets, net	541.5	459.6
Goodwill	634.3	544.0
Other assets	32.3	42.1
Total Assets	$1,960.9	$1,808.1

LIABILITIES
Current Liabilities
Trade accounts payable	$135.7	$104.3
Liabilities from long-term manufacturing contracts and advances	78.6	79.7
Current portion of long-term debt	13.8	9.4
Accrued compensation	57.3	62.3
Deferred income taxes	22.8	25.4
Other current liabilities	125.5	123.1
Total current liabilities	433.7	404.2
Long-term debt	596.3	518.7
Accrued pension and postretirement healthcare	232.7	218.7
Deferred income taxes	22.6	29.4
Other long-term liabilities	29.4	31.3
Total Liabilities	1,314.7	1,202.3

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.7 and 63.6 shares issued, 63.0 and 62.9 shares outstanding)	—	—
Additional paid-in capital	348.7	350.9
Retained earnings	433.3	372.1
Treasury stock (0.7 and 0.7 shares)	(19.9)	(21.0)
Accumulated other comprehensive loss	(129.8)	(107.9)
Hillenbrand Shareholders’ Equity	632.3	594.1
Noncontrolling interests	13.9	11.7
Total Shareholders’ Equity	646.2	605.8

Total Liabilities and Equity	$1,960.9	$1,808.1

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2016	2015	2014
Operating Activities
Consolidated net income	$116.8	$113.2	$111.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60.4	54.3	58.4
Trade name impairment	2.2	—	—
Pension settlement charge	—	17.7	—
Deferred income taxes	(4.7)	(0.5)	(8.2)
Net loss (gain) on disposal or impairment of property	0.3	(2.1)	(1.1)
Net gain on investments	—	—	(5.2)
Equity in net (income) loss from affiliates	(0.3)	2.1	(2.8)
Share-based compensation	8.5	12.0	7.5
Trade accounts receivable and receivables on long-term manufacturing contracts	9.7	(15.4)	1.0
Inventories	11.3	5.2	3.3
Prepaid expenses and other current assets	5.5	(8.5)	(0.6)
Trade accounts payable	30.2	(76.6)	18.3
Accrued expenses and other current liabilities	(10.7)	1.0	29.1
Income taxes payable	3.8	13.5	(23.3)
Defined benefit plan funding	(15.5)	(15.4)	(20.1)
Defined benefit plan expense	11.9	14.5	14.5
Other, net	8.8	(10.0)	(2.4)
Net cash provided by operating activities	238.2	105.0	179.6

Investing Activities
Capital expenditures	(21.2)	(31.0)	(23.6)
Proceeds from sales of property, plant, and equipment	2.0	2.8	7.5
Acquisitions of businesses, net of cash acquired	(235.4)	—	—
Proceeds from investments	—	—	5.8
Return of investment capital from affiliates	1.1	1.5	2.0
Other, net	—	(2.8)	—
Net cash used in investing activities	(253.5)	(29.5)	(8.3)

Financing Activities
Repayments on term loan	(9.0)	(9.0)	(10.0)
Proceeds from revolving credit facilities	719.8	430.2	316.6
Repayments on revolving credit facilities	(627.2)	(547.0)	(410.7)
Proceeds from unsecured Series A Notes, net of financing costs	—	99.6	—
Payment of dividends on common stock	(51.1)	(50.4)	(49.7)
Repurchases of common stock	(21.2)	(11.2)	(16.5)
Net proceeds on stock plans	11.1	3.4	14.6
Other, net	(0.8)	1.2	0.2
Net cash provided by (used in) financing activities	21.6	(83.2)	(155.5)

Effect of exchange rate changes on cash and cash equivalents	(2.6)	(2.0)	(0.5)

Net cash flows	3.7	(9.7)	15.3

Cash and cash equivalents:
At beginning of period	48.3	58.0	42.7
At end of period	$52.0	$48.3	$58.0

Cash paid for interest	$22.7	$20.0	$21.0
Cash paid for income taxes	$48.0	$36.4	$80.2
 See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2013	63.1	$321.7	$252.2	0.2	$(4.2)	$(1.4)	$8.0	$576.3
Total other comprehensive loss, net of tax	—	—	—	—	—	(50.8)	(0.1)	(50.9)
Net income	—	—	109.7	—	—	—	1.5	111.2
Issuance/retirement of stock for stock awards/options	0.4	12.2	—	(0.1)	2.4	—	—	14.6
Share-based compensation	—	7.5	—	—	—	—	—	7.5
Purchases of common stock	—	—	—	0.5	(16.5)	—	—	(16.5)
Dividends	—	1.0	(50.5)	—	—	—	(0.2)	(49.7)
Other	—	(0.3)	0.3	—	—	—	1.3	1.3
Balance at September 30, 2014	63.5	342.1	311.7	0.6	(18.3)	(52.2)	10.5	593.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(55.7)	(0.4)	(56.1)
Net income	—	—	111.4	—	—	—	1.8	113.2
Issuance/retirement of stock for stock awards/options	0.1	(5.1)	—	(0.3)	8.5	—	—	3.4
Share-based compensation	—	12.0	—	—	—	—	—	12.0
Purchases of common stock	—	—	—	0.4	(11.2)	—	—	(11.2)
Dividends	—	0.6	(51.0)	—	—	—	—	(50.4)
Other	—	1.3	—	—	—	—	(0.2)	1.1
Balance at September 30, 2015	63.6	350.9	372.1	0.7	(21.0)	(107.9)	11.7	605.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(21.9)	(0.3)	(22.2)
Net income	—	—	112.8	—	—	—	4.0	116.8
Issuance/retirement of stock for stock awards/options	0.1	(11.2)	—	(0.7)	22.3	—	—	11.1
Share-based compensation	—	8.5	—	—	—	—	—	8.5
Purchases of common stock	—	—	—	0.7	(21.2)	—	—	(21.2)
Dividends	—	0.5	(51.6)	—	—	—	(1.5)	(52.6)
Balance at September 30, 2016	63.7	$348.7	$433.3	0.7	$(19.9)	$(129.8)	$13.9	$646.2

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

1.              Background

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company with multiple market-leading brands that serve a wide variety of industries across the globe.  We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees through deployment of the Hillenbrand Operating Model (HOM). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

Our strategy is to leverage our historically strong financial foundation and the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow and then reinvest available cash in new growth initiatives that are focused on building leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

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

Correction of Errors

During 2014, we recorded an adjustment to operating expenses to correct errors related to the accounting for sales commissions at Coperion in 2013.  The adjustment reduced operating expenses of 2014 by $2.0, which should have been recorded in 2013. We believe the impact of this $2.0 adjustment to correct a prior period error was immaterial to our consolidated financial statements for the current and prior periods.

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

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing accounts receivable portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when we believe it is probable the receivable will not be

recovered.   We generally hold trade accounts receivable until they are collected.  At September 30, 2016 and 2015, we had reserves against trade receivables of $21.0 and $20.0.

Inventories are valued at the lower of cost or market.  Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 32% and 28% of inventories at September 30, 2016 and 2015.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods.  If the FIFO method of inventory accounting, which approximates current cost, had been used for inventory accounted for using the LIFO method, that inventory would have been approximately $15.2 and $14.7 higher than reported at September 30, 2016 and 2015.

	September 30,
	2016	2015
Raw materials and components	$51.4	$40.1
Work in process	54.0	63.9
Finished goods	47.7	49.6
Total inventories	$153.1	$153.6

Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method based on estimated useful lives of three to 50 years for buildings and improvements and three to 25 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected in the Company’s income from operations. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. Total depreciation expense for 2016, 2015, and 2014 was $25.6, $26.2, and $26.8.

	September 30, 2016		September 30, 2015
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$17.3	$(3.6)	$15.1	$(3.7)
Buildings and building equipment	105.6	(64.3)	101.9	(60.5)
Machinery and equipment	329.0	(231.5)	336.5	(231.0)
Total	$451.9	$(299.4)	$453.5	$(295.2)

Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which we expect to receive future economic benefits from these assets.  We assess the carrying value of trade names annually, or more often if events or changes in circumstances indicate there may be impairment.   Estimated amortization expense related to intangible assets for the next five years is: $30.8 in 2017, $30.4 in 2018, $30.2 in 2019, $29.7 in 2020, and $29.0 in 2021.

	September 30, 2016		September 30, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.1)	$0.2	$(0.1)
Customer relationships	459.5	(100.7)	374.0	(78.7)
Technology, including patents	77.9	(33.3)	62.3	(28.0)
Software	47.4	(39.8)	43.3	(37.7)
Other	0.4	(0.3)	0.4	(0.3)
	585.4	(174.2)	480.2	(144.8)
Indefinite-lived assets:
Trade names	130.3	—	124.2	—

Total	$715.7	$(174.2)	$604.4	$(144.8)

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

	Process Equipment Group	Batesville	Total
Balance September 30, 2014	$562.4	$8.3	$570.7
Adjustments	1.5	—	1.5
Foreign currency adjustments	(28.2)	—	(28.2)
Balance September 30, 2015	535.7	8.3	544.0
Acquisitions	96.4	—	96.4
Adjustments	(0.3)	—	(0.3)
Foreign currency adjustments	(5.8)	—	(5.8)
Balance September 30, 2016	$626.0	$8.3	$634.3

Investments — Our investment portfolio consists of investments in private equity limited partnerships.  The carrying value of the portfolio was $7.6 and $8.3 at September 30, 2016 and 2015 and is included in other current assets and other assets on the balance sheets.  We use the equity method of accounting for substantially all private equity limited partnerships, with earnings or losses reported in “other income (expense), net” in the income statements.  Certain of these investments require commitments by us to potentially provide additional funding of up to $1.0.  The timing of funding is uncertain, but is expected to occur over the next three to five years.  We regularly evaluate all investments for possible impairment.

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

On July 24, 2008, our Board of Directors approved the repurchase of up to $100.0 of common stock.  The program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2016, we had repurchased approximately 2,800,000 shares for approximately $71.4, which were classified as treasury stock.  During 2016, approximately

700,000 shares were repurchased, for a cost of approximately $21.2.  In 2016 and 2015, approximately 800,000 shares and 300,000 shares were issued from treasury stock under our stock compensation programs.  At September 30, 2016, we had approximately $28.6 remaining for share repurchases under the existing Board authorization.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2016 and 2015.

Accumulated other comprehensive loss included all changes in Hillenbrand shareholders’ equity during a period except those that resulted from investments by or distributions to our shareholders.

	September 30,
	2016	2015
Currency translation	$(61.6)	$(52.1)
Pension and postretirement (net of taxes of $34.1 and $29.3)	(67.5)	(54.4)
Unrealized loss on derivative instruments (net of taxes of $0.5 and $0.8)	(0.7)	(1.4)
Accumulated other comprehensive loss	$(129.8)	$(107.9)

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

A portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 24%, 25%, and 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2016, 2015, and 2014.

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

Research and development costs are expensed as incurred as a component of operating expenses and were $12.6, $12.7, and $14.4 for 2016, 2015, and 2014.

Warranty costs — We provide for the estimated warranty cost of a product at the time revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections.  Our warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold.  The Process Equipment Group generally offers a one to two-year warranty on a majority of its products.  It engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $16.6 and $18.2 for 2016 and 2015.  Warranty costs were $4.3, $4.0, and $4.5 for 2016, 2015, and 2014.

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

The Company has interest rate swaps in place to manage or hedge the risks associated with our indebtedness and interest payments. Our objectives in using interest rate swaps are to add stability to interest expense and to manage our exposure to interest rate movements.

We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there was no significant ineffectiveness from any of our derivative activities during the period. We formally designate any instrument that meets these hedging criteria as a hedge.

The aggregate notional amount of all derivative instruments was $208.3 and $136.7 at September 30, 2016 and 2015.

We measure all derivative instruments at fair value and report them on our balance sheets as assets or liabilities.  Derivative instruments designated as hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive gain (loss).  Derivative instruments designated to hedge foreign currency exposures within our balance sheet have an offsetting amount recorded in “Other income (expense), net”.  The carrying value of all of these contracts at fair value resulted in assets of $1.4 and $1.1 (included in Other current assets) and liabilities of $3.3 and $5.8 (included in Other current liabilities) at September 30, 2016 and 2015.  See Note 13 for additional information on the fair value of our derivative instruments.

Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  Gains and losses on derivative instruments reported in accumulated other comprehensive gain (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  The amounts recognized in accumulated other comprehensive income (loss) and subsequently through earnings were not significant from 2014 through 2016.  Net gains and losses on all derivative instruments were substantially offset by foreign exchange effects on the hedged items.

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

Restructuring costs may occur when we take action to exit or significantly curtail a part of our operations or change the deployment of assets or personnel.  A restructuring charge can consist of an impairment or accelerated depreciation of effected assets, severance costs associated with reductions to the workforce, costs to terminate an operating lease or contract, and charges for legal obligations for which no future benefit will be derived.

Recently adopted accounting standards — In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under ASU 2014-8, only disposals representing a strategic shift in operations should be presented as discontinued operations.  ASU 2014-8 became effective and was adopted for our fiscal year beginning October 1, 2015.  The adoption of this standard did not have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to early adopt this standard for our fiscal year 2016. The Company applied this standard prospectively and thus prior periods have not been adjusted.
The impact of the adoption resulted in the following:
The Company recorded a tax benefit of $2.4 million within the provision for income taxes for the year ended September 30, 2016, related to the excess tax benefit on stock options, time-based stock awards, and performance-based stock awards. Prior to adoption, this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company’s effective tax rate going forward. We elected to present the cumulative excess tax benefit of $2.4 entirely in the fourth quarter of fiscal 2016 because the impact of recording the benefit to each respective quarter was not significant.
The Company elected not to change our policy on accounting for forfeitures and continued to estimate the total number of awards for which the requisite service period will not be rendered.
The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows.
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the year ended September 30, 2016. This increased our diluted weighted average common shares outstanding by approximately 20,000 shares for the year ended September 30, 2016.
Recently issued accounting standards — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires significant disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 will be effective for our fiscal year beginning October 1, 2018, including interim periods within that reporting period, and allows for either full retrospective adoption or modified retrospective adoption, with early adoption permitted on October 1, 2017. We have not yet selected a transition method, and we are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current generally accepted accounting principles. ASU 2015-02 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software. ASU 2015-05 helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 will be effective for our fiscal year beginning October 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-05 to have a material impact on our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations. ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts. The amendments in ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is also required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 will be effective for our fiscal year beginning on October 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendment is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. ASU 2016-06 will be effective for our fiscal year beginning on October 1, 2017, with early adoption permitted. We do not expect the adoption of ASU 2016-06 to have a material impact on our consolidated financial statements.

3.              Business Acquisitions

We incurred $3.7 of business acquisition and integration costs during 2016 recorded in operating expenses.

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

Based on the final purchase allocation, we recorded goodwill of $36, and acquired identifiable intangible assets of $58, which consisted of $5 of trade names not subject to amortization, $9 of developed technology, $3 of backlog, and $41 of customer relationships. Goodwill is expected to be deductible for tax purposes. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

Red Valve

On February 1, 2016, we completed the acquisition of Red Valve Company, Inc. (“Red Valve”) for $130.4 in cash, net of certain adjustments. We utilized borrowings under our Facility, to fund this acquisition. Based in Carnegie, Pennsylvania, Red Valve is a global leader in highly-engineered valves designed to operate in the harshest municipal and industrial wastewater environments. Its products support mission critical applications in water/wastewater, power and mining, and other general industrial markets. The results of Red Valve are reported in our Process Equipment Group segment for the relevant periods.

Based on the preliminary purchase allocation, we recorded goodwill of $60, and acquired identifiable intangible assets of $61, which consisted of $4 of trade names not subject to amortization, $8 of developed technology, $1 of backlog, and $48 of customer relationships. Goodwill is expected to be deductible for tax purposes. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

Both of these acquisitions continue Hillenbrand’s strategy to transform into a world-class global diversified industrial company by increasing our ability to expand into new markets and geographies within the highly attractive flow control space.

4.              Financing Agreements

	September 30,
	2016	2015
$700 revolving credit facility (excluding outstanding letters of credit)	$198.5	$107.6
$180 term loan	162.0	171.0
$150 senior unsecured notes, net of discount	149.3	149.1
$100 Series A Notes	100.0	100.0
Other	0.3	0.4
Total debt	610.1	528.1
Less: current portion	13.8	9.4
Total long-term debt	$596.3	$518.7

The following table summarizes the scheduled maturities of long-term debt for 2017 through 2021:

Amount
2017	$13.5
2018	18.0
2019	18.0
2020	461.0
2021	—

On December 19, 2014, the Company entered into a Second Amendment (the “JPM Amendment”) to the Amended and Restated Credit Agreement, dated as of November 19, 2012, which governs our Facility, by and among the Company and certain of its affiliates, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. The JPM Amendment provides for revolving loans of up to $700.0 and a term loan in the amount of $180.0 and extends the maturity date of the Facility to December 19, 2019. The JPM Amendment also amends a financial covenant in the Facility to provide the Company and its subsidiaries greater flexibility to consummate acquisitions. The financial covenant amendment allows for an increase in the Company’s permitted maximum leverage ratio during the three quarters subsequent to an acquisition valued in excess of $75.0. We are allowed this increase up to two times during the term of the Facility (each, a “Leverage Holiday”). New deferred financing costs related to the JPM Amendment were $1.0, which along with existing costs of $2.0, are being amortized to interest expense over the term of the Facility.

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

With respect to the Facility, as of September 30, 2016, we had $9.5 in outstanding letters of credit issued and $492.0 of maximum borrowing capacity.  $359.6 of borrowing capacity is immediately available based on our leverage covenant at September 30, 2016, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.48% and 1.29% for 2016 and 2015.  The weighted average facility fee was 0.21% and 0.22% for 2016 and 2015. The weighted-average interest rate on the term loan was 1.76% and 1.54% for 2016 and 2015. We have interest rate swaps on $50.0 of outstanding borrowings under the Facility in order to manage exposure to our variable rate interest payments.

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

The indenture governing the Notes does not limit our ability to incur additional indebtedness.  It does, however, contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions.  The indenture provides holders of debt securities with remedies if we fail to perform specific obligations.  In the event of a “Change of Control Triggering Event” (as defined in the indenture), each holder of the Notes has the right to require the Company to purchase all or a portion of its Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.  The Notes are redeemable with prior notice at a price equal to par plus accrued interest and a make-whole amount.

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

On December 15, 2014, December 19, 2014, and March 24, 2016, the Company and certain of the Company’s domestic subsidiaries entered into amendments (collectively, the “Prudential Amendments”) to the Shelf Agreement. The Prudential Amendments, among other things, amend a financial covenant contained in the Shelf Agreement to provide for Leverage Holidays similar to those discussed above regarding the Facility, extend the maturity date of the Shelf Agreement to March 24, 2019, and increase the aggregate principal amount available under the private shelf facility from $150 to $200, of which $100.0 has been drawn. The Shelf Agreement is an uncommitted facility; the issuance of notes under the Shelf Agreement is subject to successful placement by Prudential. If a Leverage Holiday is elected, in addition to the interest accruing on the Series A Notes, the Company must pay to each holder of a Series A Note a fee equivalent to 0.75% per annum during the Leverage Holiday period.

On February 18, 2015, we entered into an Amendment Agreement (the “Amendment Agreement”), amending and restating our €150.0 Syndicated Letter of Guarantee Facility (as amended, “LG Facility”), dated as of June 3, 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Amendment Agreement extends the maturity date of the LG Facility until at least December 19, 2019, and, among other amendments, amends a financial covenant contained in the LG Facility to provide for Leverage Holidays similar to those discussed above regarding the Facility. The Company has the potential, under certain circumstances and with the lenders’ approval, to increase the total capacity under the LG facility by an additional €70.0.  Guarantees provided under the LG Facility are priced at tiered rates based upon our leverage and charges for unused capacity are assessed at 35% of the applicable guarantee rate (0.90% at September 30, 2016).  Deferred financing costs of $1.3 are being amortized to interest expense over the term of the LG Facility.  There were no direct borrowings under the LG Facility.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of September 30, 2016, we had credit arrangements totaling $212.6, under which $111.7 was utilized for this purpose.  These arrangements included the LG Facility and other ancillary credit facilities.

The availability of borrowings under the Facility, the Shelf Agreement, and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0.  As of September 30, 2016, we were in compliance with all covenants.

The Facility, Notes, Series A Notes, and LG Facility are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

We had restricted cash of $0.8 and $0.8 at September 30, 2016 and 2015.

5.              Retirement Benefits

Defined Benefit Retirement Plans — Approximately 46% of our employees participate in one of four defined benefit retirement programs, including the master defined benefit retirement plan in the U.S., the defined benefit plans of our German and Swiss subsidiaries, and the supplemental executive defined benefit retirement plan.  We fund the pension trusts in compliance with ERISA or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period.  The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All pension plans have a September 30 measurement date.

Effect on Operations — The components of net pension costs under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2016	2015	2014	2016	2015	2014
Service cost	$3.9	$4.3	$4.0	$1.8	$1.7	$1.6
Interest cost	9.5	14.4	14.5	1.8	2.8	4.2
Expected return on plan assets	(9.7)	(14.3)	(14.0)	(1.0)	(1.0)	(1.0)
Amortization of unrecognized prior service cost, net	0.6	0.9	0.9	0.1	—	—
Amortization of actuarial loss	3.8	5.3	3.8	0.3	0.1	—
Settlement expense	—	17.7	—	0.5	—	—
Net pension costs	$8.1	$28.3	$9.2	$3.5	$3.6	$4.8

Prior to 2016, we estimated the service and interest cost components of our defined benefit retirement plans using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in fiscal 2016, we elected to use a full yield curve approach in the estimation of these components of benefit cost. Under this approach, we applied discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g. built-in gains in interest cost in an upward sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations.
We elected the full yield curve approach in 2016 to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest rate costs. This change did not affect the measurement of our total benefit obligations as the change in service cost and interest cost was completely offset in the actuarial (gain) loss reported. We accounted for this change as a change in estimate prospectively starting in fiscal 2016. The change drove a collective decrease in service cost and interest cost of approximately $3.1 in 2016.
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

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2016	2015	2016	2015
Change in benefit obligation:
Projected benefit obligation at beginning of year	$272.2	$338.5	$134.2	$142.9
Service cost	3.9	4.3	1.8	1.7
Interest cost	9.5	14.4	1.8	2.8
Amendments	—	—	—	0.7
Actuarial loss	19.7	10.0	11.7	6.2
Benefits paid	(11.1)	(89.0)	(8.8)	(8.3)
Gain due to settlement	—	(6.0)	—	—
Employee contributions	—	—	0.7	0.8
Effect of exchange rates on projected benefit obligation	—	—	(0.5)	(12.6)
Projected benefit obligation at end of year	294.2	272.2	140.9	134.2

Change in plan assets:
Fair value of plan assets at beginning of year	158.9	249.7	29.5	29.4
Actual return on plan assets	19.1	(8.6)	0.5	—
Employee and employer contributions	6.8	6.8	8.5	8.9
Benefits paid	(11.1)	(89.0)	(8.8)	(8.3)
Effect of exchange rates on plan assets	—	—	—	(0.5)
Fair value of plan assets at end of year	173.7	158.9	29.7	29.5

Funded status:
Plan assets less than benefit obligations	$(120.5)	$(113.3)	$(111.2)	$(104.7)

Amounts recorded in the consolidated balance sheets:
Accrued pension costs, current portion	$(1.8)	$(1.8)	$(6.6)	$(6.9)
Accrued pension costs, long-term portion	(118.7)	(111.5)	(104.6)	(97.8)
Plan assets less than benefit obligations	$(120.5)	$(113.3)	$(111.2)	$(104.7)

Net actuarial losses ($103.4) and prior service costs ($1.6), less an aggregate tax effect ($35.2), are included as components of accumulated other comprehensive loss at September 30, 2016.  Net actuarial losses ($86.4) and prior service costs ($1.5), less an aggregate tax effect ($30.8), are included as components of accumulated other comprehensive loss at September 30, 2015.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2017 is expected to be $6.7.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $414.7 and $390.1 at September 30, 2016 and 2015.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2016	2015	2016	2015
Projected benefit obligation	$294.2	$272.2	$108.6	$134.2
Accumulated benefit obligation	276.5	258.9	108.6	131.2
Fair value of plan assets	173.7	158.9	—	29.5

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2016	2015	2014	2016	2015	2014
Discount rate for obligation, end of year	3.6%	4.4%	4.4%	1.0%	2.1%	2.3%
Discount rate for expense, during the year	4.4%	4.4%	4.9%	1.7%	1.9%	3.0%
Expected rate of return on plan assets	5.5%	6.3%	6.6%	2.0%	3.5%	3.5%
Rate of compensation increase	3.0%	3.0%	3.0%	2.0%	0.2%	0.2%

The discount rates are evaluated annually based on current market conditions.  In setting these rates, we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, then make adjustments to the indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of pension obligations. See prior comments on our change to a full yield curve approach in 2016.  The overall expected long-term rate of return is based on historical and expected future returns, which are inflation-adjusted and weighted for the expected return for each component of the investment portfolio.  The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.

U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts, and balance risk and return.  The primary investment strategy is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position.  This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.  The target investment in return-seeking assets is not to exceed 60% of total domestic plan assets. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies.  Those policies subject investments to the following restrictions in our domestic plan: short-term securities must be rated A2/P2 or higher, liability-hedging fixed income securities must have an average quality credit rating of investment grade and investments in equities in any one company may not exceed 10% of the equity portfolio.

On October 3, 2016, subsequent to the Consolidated Balance Sheet date, we made an $80.0 contribution to the Plan not reflected in the tables above, using cash on hand and funds borrowed from our Facility. Although this action increases Plan assets and reduces expected 2017 pension expense, the majority of the pension expense savings in 2017 from this action is expected to be offset by the additional interest expense on the funds borrowed and certain potential tax effects from the transaction.
Also, on November 14, 2016, the Company began implementing a plan to transition our non-bargaining U.S. employees from a defined benefit-based model to a defined contribution structure over a three-year sunset period for certain employees beginning on January 1, 2017. This change causes a remeasurement event for the Plan with a new measurement date of October 31, 2016, as the event eliminates future benefit accruals in the Plan for the affected populations. The Company does not expect the remeasurement resulting from this action to cause a material change in its expected pension expense in 2017, and assumptions used for the remeasurement are expected to not materially differ from the assumptions highlighted above for the September 30, 2016 measurement.
Non-U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of suitable assets of appropriate liquidity to generate income and capital growth that, together with contributions from participants and Hillenbrand, we believe will meet the cost of the current and future benefits that the plan provides.  Long-term strategic investment objectives also seek to limit the risk of the assets failing to meet the liabilities over the long term.

None of Hillenbrand’s common stock was directly owned by the pension plan trusts at September 30, 2016.

The tables below provide the fair value of our pension plan assets by asset category at September 30, 2016 and 2015.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 13 for definitions.

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

U.S. Pension Plans

Effective September 30, 2015, we adopted new accounting guidance for investments that calculate net asset value per share (or its equivalent). As a result of the adoption of this new guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2016, and 2015, the fair values of these investments were $173.7 and $158.9, which had been previously classified in level 2 at September 30, 2014. The guidance was required to be applied retrospectively, and accordingly, prior period amounts have been revised to conform with the current period presentation.

Non-U.S. Pension Plans

	Fair Value at September 30, 2016 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$4.1	$4.1	$—	$—
Equity securities	6.5	6.5	—	—
Other types of investments:
Government index funds	5.8	5.8	—	—
Corporate bond funds	9.7	9.7	—	—
Real estate and real estate funds	2.0	—	—	2.0
Other	1.6	—	1.6	—
Total Non-U.S. pension plan assets	$29.7	$26.1	$1.6	$2.0

	Fair Value at September 30, 2015 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$5.5	$5.5	$—	$—
Equity securities	5.9	5.9	—	—
Other types of investments:	5.2	5.2	0	0
Government index funds	5.2	5.2	—	—
Corporate bond funds	9.9	9.9	—	—
Real estate and real estate funds	2.0	—	—	2.0
Other	1.0	—	1.0	—
Total Non-U.S. pension plan assets	$29.5	$26.5	$1.0	$2.0

Cash Flows — During 2016, 2015, and 2014 we contributed cash of $14.6, $14.9, and $19.9, to our defined benefit retirement plans.  We expect to make estimated contributions of $89.5 in 2017.  See prior comments on our October 3, 2016 contribution.
We will evaluate business conditions and capital and equity market volatility to determine whether we will make any additional discretionary contributions.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S Pension Plans Projected Pension Benefits Payout
2017	$12.0	$7.6
2018	12.3	7.9
2019	13.2	7.2
2020	14.1	7.4
2021	14.8	6.8
2022 - 2026	83.2	33.0

Defined Contribution Plans — We sponsor a number of defined contribution plans.  Depending on the plan, we may make contributions up to 4% of an employee’s compensation and matching contributions up to 6% of compensation.  Company contributions generally vest over a period of zero to five years.  Expenses related to our defined contribution plans were $9.9, $9.1, and $8.7 for 2016, 2015, and 2014. See comments above regarding our retirement strategy change for our non-bargaining U.S. employees beginning on January 1, 2017.

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  We use a measurement date of September 30.  The net postretirement healthcare benefit cost for 2016, 2015, and 2014 was $0.3, $0.3, and $0.3.

	September 30,
	2016	2015
Benefit obligation at beginning of year	$10.3	$8.9
Interest cost	0.3	0.3
Service cost	0.4	0.4
Actuarial loss	0.2	1.1
Net benefits paid	(0.9)	(0.4)
Benefit obligation at end of year	$10.3	$10.3

Amounts recorded in the balance sheets:
Accrued postretirement benefits, current portion	$0.9	$0.9
Accrued postretirement benefits, long-term portion	9.4	9.4
Net amount recognized	$10.3	$10.3

The weighted-average assumptions used in revaluing our obligation under the postretirement healthcare plan were:

	Year Ended September 30,
	2016	2015	2014
Discount rate for obligation	3.1%	3.7%	3.7%
Healthcare cost rate assumed for next year	7.3%	7.6%	7.2%
Ultimate trend rate	4.5%	4.5%	5.0%

Net actuarial gains of $3.6 and $4.2, less tax of $1.3 and $1.6, were included as a component of accumulated other comprehensive loss at September 30, 2016 and 2015.  The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2017 is $0.3.  A one percentage-point increase or decrease in the assumed healthcare cost trend rates as of September 30, 2016, would cause an increase or decrease in service and interest costs of $0.1, along with an increase or decrease in the benefit obligation of $0.7.

We fund the postretirement healthcare plan as benefits are paid.  Current plan benefits are expected to require net Company contributions for retirees of $0.8 per year for the foreseeable future.

6.              Other Long-Term Liabilities

	September 30,
	2016	2015
Casket pricing obligation	$3.9	$4.8
Rabbi trust liability	4.0	4.6
Self-insurance loss reserves	13.3	15.3
Other	13.7	11.5
	34.9	36.2
Less current portion	(5.5)	(4.9)
Total long-term portion	$29.4	$31.3

The casket pricing obligation is associated with a program for the future sale of caskets made in connection with prearranged funerals and was discontinued for arrangements made after December 31, 2004.  The remaining liability under the program is being recognized as a component of revenue as casket sales subject to the program are delivered and the obligation is satisfied.

7.              Income Taxes

	Year Ended September 30,
	2016	2015	2014
Domestic	$99.3	$110.0	$104.7
Foreign	64.8	52.3	55.2
Total earnings before income taxes	$164.1	$162.3	$159.9

Income tax expense:
Current provision:
Federal	$28.9	$35.0	$39.0
State	5.1	4.4	6.2
Foreign	18.0	10.2	11.7
Total current provision	52.0	49.6	56.9

Deferred provision (benefit):
Federal	3.2	(0.5)	(6.1)
State	(0.7)	1.6	1.3
Foreign	(7.2)	(1.6)	(3.4)
Total deferred provision (benefit)	(4.7)	(0.5)	(8.2)
Income tax expense	$47.3	$49.1	$48.7

	Year Ended September 30,
	2016	2015	2014
Federal statutory rates	35.0%	35.0%	35.0%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	2.0	2.3	3.2
Foreign income tax rate differential	(6.7)	(6.2)	(7.2)
Domestic manufacturer’s deduction	(1.9)	(2.2)	(2.3)
Share-based compensation	(1.5)	—	—
Valuation allowance	1.7	0.3	0.3
Other, net	0.2	1.0	1.5
Effective income tax rate	28.8%	30.2%	30.5%

	September 30,
	2016	2015
Deferred tax assets:
Employee benefit accruals	$90.1	$81.2
Loss and tax credit carryforwards	40.6	37.4
Rebates and other discounts	5.7	5.6
Self-insurance reserves	4.6	4.8
Casket pricing obligation	1.6	1.9
Allowance for doubtful accounts	1.1	1.1
Inventory, net	3.2	2.2
Other, net	11.9	13.0
Total deferred tax assets before valuation allowance	158.8	147.2
Less valuation allowance	(5.5)	(2.8)
Total deferred tax assets, net	153.3	144.4
Deferred tax liabilities:
Depreciation	(9.7)	(9.7)
Amortization	(134.9)	(136.3)
Long-term contracts and customer prepayments	(21.2)	(25.7)
Unremitted earnings of foreign operations	(0.2)	(0.2)
Other, net	(8.8)	(5.2)
Total deferred tax liabilities	(174.8)	(177.1)
Deferred tax liabilities, net	$(21.5)	$(32.7)

Amounts recorded in the balance sheets:
Deferred taxes, current	$1.1	$(3.5)
Deferred taxes, long-term	(22.6)	(29.2)
Deferred tax liabilities, net	$(21.5)	$(32.7)

At September 30, 2016, we had $7.2 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which will begin to expire in 2017, and $33.4 of deferred tax assets related to foreign net operating loss carryforwards, which will begin to expire in 2017. Deferred tax assets as of September 30, 2016, were reduced by a valuation allowance of $5.5 relating to foreign net operating loss carryforwards and foreign tax credit carryforwards.  At September 30, 2016 and 2015, we had $16.6 and $14.6 of current income tax payable classified as other current liabilities on our balance sheets.

We establish a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2016 and 2015, U.S. federal and state income taxes have not been provided on accumulated undistributed earnings of substantially all our foreign subsidiaries, as these earnings were considered permanently reinvested.  The total permanently reinvested earnings were $172.7 and $129.4 for 2016 and 2015.  These amounts represent book earnings translated at historical rates. It is not practicable to estimate the tax liabilities that would be incurred upon full repatriation of undistributed earnings due to foreign tax credit limitation uncertainty and uncertainty on applicable withholding tax rate on certain foreign to foreign distributions.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2016	2015	2014
Balance at September 30	$7.8	$8.4	$6.4
Additions for tax positions related to the current year	0.2	0.6	2.5
Additions for tax positions of prior years	1.7	0.8	—
Reductions for tax positions of prior years	(2.0)	(2.0)	(0.3)
Settlements	—	—	(0.2)
Balance at September 30	$7.7	$7.8	$8.4

The gross unrecognized tax benefit included $7.7 and $7.8 at September 30, 2016 and 2015, which, if recognized, would impact the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2016 and 2015, we recognized $0.7 and $0.2 in additional interest and penalties.  Excluded from the reconciliation were $1.3 and $0.9 of accrued interest and penalties at September 30, 2016 and 2015.

We operate in multiple income tax jurisdictions both inside and outside the U.S. and are currently under examination in various federal, state, and foreign jurisdictions. Specifically, we are currently under examination in the U.S. for 2015 and under examination in Germany for 2009 through 2013. In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range up to $1.0 based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although we believe that adequate provision has been made for such issues, it is possible that their ultimate resolution could affect our earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced and yield a positive impact on earnings.  We do not expect that the outcome of these audits will significantly impact the financial statements.

8.                    Earnings per Share

The dilutive effects of performance-based stock awards described in Note 9 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date.  At September 30, 2016, 2015, and 2014, potential dilutive effects, representing 800,000, 1,600,000, and 1,900,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Year Ended September 30,
	2016	2015	2014
Net income(1)	$112.8	$111.4	$109.7
Weighted average shares outstanding — basic (in millions)	63.3	63.2	63.2
Effect of dilutive stock options and unvested time-based restricted stock (in millions)	0.5	0.7	0.6
Weighted average shares outstanding — diluted (in millions)	63.8	63.9	63.8

Earnings per share — basic	$1.78	$1.76	$1.74
Earnings per share — diluted	$1.77	$1.74	$1.72

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	0.8	0.7	0.4

(1) Net income attributable to Hillenbrand

9.             Share-Based Compensation

We have share-based compensation plans under which 12,685,436 shares are registered.  As of September 30, 2016, 3,504,376 shares were outstanding under these plans and 4,759,805 shares had been issued, leaving 4,421,255 shares available for future issuance.  Our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, provides for long-term performance compensation for key employees and members of the Board of Directors.  Under the Stock Incentive Plan, a variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  In addition, our Executive Deferred Compensation Program and our Board of Directors’ Deferred Compensation Plan allow for voluntary deferrals of compensation and Directors’ fees into restricted stock units. These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2016	2015	2014
Stock-based compensation cost	$8.5	$12.0	$7.5
Less impact of income tax	3.1	4.4	2.8
Stock-based compensation cost, net of tax	$5.4	$7.6	$4.7

The Company realized current tax benefits of $5.6 from the exercise of stock options and the payment of stock awards during 2016.

Stock Options — The fair values of option grants are estimated on the date of grant using the binomial option-pricing model, which incorporates the possibility of early exercise of options into the valuation as well as our historical exercise and termination experience to determine the option value.  The grants are contingent upon continued employment and generally vest over a three-year period.  Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $7.80, $8.38, and $6.97 per share for 2016, 2015, and 2014.  The following assumptions were used in the determination of fair value:

	Year Ended September 30,
	2016	2015	2014
Risk-free interest rate	0.5 - 2.2%	0.1 - 2.2%	0.1 - 2.8%
Weighted-average dividend yield	2.6%	2.5%	2.8%
Weighted-average volatility factor	31.0%	31.8%	33.5%
Exercise factor	33.6%	33.1%	29.5%
Post-vesting termination rate	5.0%	5.0%	5.0%
Expected life (years)	4.5	4.6	4.2

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

A summary of outstanding stock option awards as of September 30, 2016 and changes during the year is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2015	2,517,132	$22.95
Granted	497,774	31.11
Exercised	(670,216)	19.82
Forfeited	(64,378)	31.07
Expired	(5,716)	26.35
Outstanding at September 30, 2016	2,274,596	25.41

Exercisable at September 30, 2016	1,529,560	22.63

As of September 30, 2016, there was $2.7 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 1.8 years.  This unrecognized compensation expense included a reduction for our estimate of potential forfeitures.  As of September 30, 2016, the average remaining life of the outstanding stock options was 6.0 years with an aggregate intrinsic value of $14.5.  As of September 30, 2016, the average remaining life of the exercisable stock options was 4.7 years with an aggregate intrinsic value of $13.9.  The total intrinsic value of options exercised by employees and directors during 2016, 2015, and 2014 was $7.5, $2.8, and $6.1.

Time-Based Stock Awards and Performance-Based Stock Awards —These awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk incentive compensation, (iv) delineate clear accountabilities, and (v) ensure competitive compensation.  We believe that our blend of compensation components provides the Company’s key employees with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company.  Our stock plan enables us to grant several types of restricted stock unit awards including time-based, performance-based contingent on the creation of shareholder value (“SV”), and performance-based based on a relative total shareholder return formula (“TSR”).

Our time-based stock awards provide an unconditional delivery of shares after a specified period of service. We record expense associated with time-based awards on a straight-line basis over the vesting period.

The vesting of the SV awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period and a corresponding service requirement.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  The number of shares awarded is based upon the fair value of our stock at the date of grant adjusted for the attainment level at the end of the period.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projections.  As a result, depending on the degree to which performance criteria are achieved or projections change, expenses related to the SV awards may become more volatile as we approach the final performance measurement date at the end of the three-year period.

The vesting of TSR awards is determined by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a designated performance peer group of 16 companies. Based on the Company’s relative ranking within the performance peer group, it is possible for none of the awards to vest or for a range up to the maximum to vest. The Monte-Carlo simulation method is used to determine fair value of TSR awards at the grant date.  The Monte-Carlo simulation model estimates the fair value of this market-based award based upon the expected term, risk-free interest rate, expected dividend yield, and expected volatility measure for the Company and its peer group. Compensation expense for the TSR awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

A summary of the non-vested stock awards as of September 30, 2016 (representing the maximum number of shares that could be vested) and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2015	81,443	$27.56
Granted	43,824	30.59
Vested	(40,089)	23.36
Forfeited	(2,563)	31.11
Non-vested time-based stock awards at September 30, 2016	82,615	30.80

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2015	936,051	$30.91
Granted	378,158	33.14
Vested	(146,757)	28.71
Forfeited	(384,016)	29.00
Non-vested performance-based stock awards at September 30, 2016	783,436	33.33

The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2016, 2015, and 2014 was $7.4, $7.1, and $5.8 (including dividends).

As of September 30, 2016, $1.1 and $5.5 of unrecognized stock-based compensation was associated with our unvested time-based and performance-based (including SV and TSR) stock awards.  The unrecognized amount of compensation related to the SV awards is based upon projected performance to date. These costs are expected to be recognized over a weighted-average period of 1.6 and 1.5 years.  This unrecognized compensation expense included a reduction for an estimate of potential forfeitures.  As of September 30, 2016, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $2.7 and $23.8.  The weighted-average grant date fair value of time-based stock awards was $30.99 and $29.50 per share for 2015 and 2014.  The weighted-average grant date fair value of performance-based stock awards was $33.44 and $28.56 per share for 2015 and 2014.

Dividends payable in stock accrue on both time-based and SV awards during the performance period, and are subject to the same terms as the original grants.  Dividends do not accrue on TSR awards during the performance period. As of September 30, 2016, a total of 25,892 shares had accumulated on unvested stock awards due to dividend reinvestments and were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2016 was $0.8.

Vested Deferred Stock — Past stock-based compensation programs allowed deferrals after vesting to be set up as deferred stock.  As of September 30, 2016, there were 337,837 fully vested deferred shares, which were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2016 was $10.7.

10.          Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)
Other comprehensive income before reclassifications
Before tax amount	(22.7)	(9.5)	0.2	(32.0)	$(0.3)	$(32.3)
Tax benefit (expense)	6.5	—	0.1	6.6	—	6.6
After tax amount	(16.2)	(9.5)	0.3	(25.4)	(0.3)	(25.7)
Amounts reclassified from accumulated other comprehensive income(1)	3.1	—	0.4	3.5	—	3.5
Net current period other comprehensive income (loss)	(13.1)	(9.5)	0.7	(21.9)	$(0.3)	$(22.2)
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.3	$0.3
Cost of goods sold	3.0	0.3	—	3.3
Operating expenses	1.3	0.2	—	1.5
Other income (expense), net	—	—	0.4	0.4
Total before tax	$4.3	$0.5	$0.7	5.5
Tax expense				(2.0)
Total reclassifications for the period, net of tax				$3.5

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$(52.2)
Other comprehensive income before reclassifications
Before tax amount	(18.0)	(47.2)	(6.6)	(71.8)	$(0.4)	$(72.2)
Tax benefit (expense)	6.1	—	3.1	9.2	—	9.2
After tax amount	(11.9)	(47.2)	(3.5)	(62.6)	(0.4)	(63.0)
Amounts reclassified from accumulated other comprehensive income(1)	3.5	—	3.4	6.9	—	6.9
Net current period other comprehensive income (loss)	(8.4)	(47.2)	(0.1)	(55.7)	$(0.4)	$(56.1)
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$2.5	$2.5
Cost of goods sold	3.5	0.5	0.1	4.1
Operating expenses	1.3	0.3	—	1.6
Other income (expense), net	—	—	1.9	1.9
Total before tax	$4.8	$0.8	$4.5	10.1
Tax expense				(3.2)
Total reclassifications for the period, net of tax				$6.9

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2013	$(33.0)	$31.4	$0.2	$(1.4)
Other comprehensive income before reclassifications
Before tax amount	(23.8)	(36.3)	1.0	(59.1)	$(0.1)	$(59.2)
Tax benefit (expense)	8.1	—	(0.3)	7.8	—	7.8
After tax amount	(15.7)	(36.3)	0.7	(51.3)	(0.1)	(51.4)
Amounts reclassified from accumulated other comprehensive income(1)	2.7	—	(2.2)	0.5	—	0.5
Net current period other comprehensive income (loss)	(13.0)	(36.3)	(1.5)	(50.8)	$(0.1)	$(50.9)
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$(52.2)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2014
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(1.6)	$(1.6)
Cost of goods sold	2.5	0.5	(0.5)	2.5
Operating expenses	0.9	0.3	—	1.2
Other income (expense), net	—	—	(1.1)	(1.1)
Total before tax	$3.4	$0.8	$(3.2)	1.0
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$0.5

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

11.          Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases.  Rental expense for 2016, 2015, and 2014 was $27.8, $30.0 and $26.2.  The aggregate future minimum lease payments for operating leases, excluding renewable periods, as of September 30, 2016, were as follows:

Amount
2017	$16.5
2018	13.0
2019	10.4
2020	6.7
2021	5.8
Thereafter	36.2
$88.6

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

Claims other than employment and employment-related matters have deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period.  Outside insurance companies and third-party claims administrators assist in establishing individual claim reserves, and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses.  Claim reserves for employment-related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees when such amounts are considered probable of payment.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

12.             Other (Expense) Income, Net

	Year Ended September 30,
	2016	2015	2014
Equity in net income (loss) of affiliates	$0.3	$(2.1)	$2.8
Foreign currency exchange gain (loss), net	0.3	(4.4)	(1.5)
Gain on exercise of warrants	—	—	5.2
Service cancellation agreement	—	—	2.5
Other, net	(2.3)	(1.4)	(0.3)
Other (expense) income, net	$(1.7)	$(7.9)	$8.7

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

Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at 9/30/2016	Fair Value at September 30, 2016
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$52.0	$52.0	$—	$—
Investments in rabbi trust	4.0	4.0	—	—
Derivative instruments	1.4	—	1.4	—

Liabilities:
$150 senior unsecured notes	149.3	163.5	—	—
Revolving credit facilities	198.5	—	198.5	—
Term loan	162.0	—	162.0	—
$100 Series A Notes	100.0	—	110.8	—
Derivative instruments	3.3	—	3.3	—

	Carrying Value at 9/30/2015	Fair Value at September 30, 2015
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$48.3	$48.3	$—	$—
Investments in rabbi trust	4.6	4.6	—	—
Derivative instruments	1.1	—	1.1	—

Liabilities:
$150 senior unsecured notes	149.1	165.0	—	—
Revolving credit facilities	107.6	—	107.6	—
Term loan	171.0	—	171.0	—
$100 Series A Notes	100.0	—	100.6	—
Derivative instruments	5.8	—	5.8	—

Valuation Techniques

•	The fair value of the investments in the rabbi trust were based on quoted prices in active markets. The trust assets consist of participant-directed investments in publicly traded mutual funds.

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

•
The fair values of the revolving credit facility, term loan, and Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facilities, term loan or Series A Notes.

•
The private equity limited partnerships were excluded from the tables above. The carrying amount of these assets (included as a component of other assets within the balance sheet) was $7.6 and $8.3 at September 30, 2016 and 2015. The fair value of these equity method investments was not readily available.

14.             Segment and Geographical Information

We conduct our operations through two reportable business segments: the Process Equipment Group and Batesville.  These reporting segments are determined on the basis of our management structure, and how we internally report financial information used to make operating decisions and evaluate results.

We record the direct costs of business operations to the reporting segments, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs.  Corporate provides management and administrative services to each reporting segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as internal audit, investor relations, financial reporting, and tax compliance.  With limited exception for certain professional services and back-office and technology costs, we do not allocate these types of corporate expenses to the reporting segments.

	September 30,
	2016	2015	2014
Net revenue
Process Equipment Group	$964.7	$992.8	$1,075.0
Batesville	573.7	604.0	592.2
Total net revenue	$1,538.4	$1,596.8	$1,667.2

Adjusted EBITDA
Process Equipment Group	$160.9	$160.5	$150.4
Batesville	143.5	145.5	150.8
Corporate	(37.3)	(37.3)	(25.7)

Net revenue(1)
United States	$857.0	$915.0	$874.4
Germany	482.7	477.3	561.1
All other foreign business units	198.7	204.5	231.7
Total revenue	$1,538.4	$1,596.8	$1,667.2

Depreciation and amortization
Process Equipment Group	$45.2	$37.2	$41.9
Batesville	14.1	15.8	15.5
Corporate	1.1	1.3	1.0
Total depreciation and amortization	$60.4	$54.3	$58.4

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	September 30,
	2016	2015
Total assets assigned
Process Equipment Group	$1,694.6	$1,537.3
Batesville	211.8	224.9
Corporate	54.5	45.9
Total assets	$1,960.9	$1,808.1

Tangible long-lived assets, net
United States	$89.5	$95.7
Germany	35.8	35.1
All other foreign business units	27.2	27.5
Tangible long-lived assets, net	$152.5	$158.3

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Year Ended September 30,
	2016	2015	2014
Adjusted EBITDA:
Process Equipment Group	$160.9	$160.5	$150.4
Batesville	143.5	145.5	150.8
Corporate	(37.3)	(37.3)	(25.7)
Less:
Interest income	(1.2)	(1.0)	(0.8)
Interest expense	25.3	23.8	23.3
Income tax expense	47.3	49.1	48.7
Depreciation and amortization	60.4	54.3	58.4
Business acquisition costs	3.7	3.6	8.4
Inventory step-up	2.4	—	—
Restructuring and restructuring related	10.2	7.5	5.5
Litigation	—	0.5	20.8
Pension settlement charge	—	17.7	—
Trade name impairment	2.2	—	—
Consolidated net income	$116.8	$113.2	$111.2

15.             Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net revenue	$351.7	$387.0	$371.0	$428.7
Gross profit	128.2	142.7	143.5	156.2
Net income(1)	20.0	26.1	30.7	36.0
Earnings per share — basic	0.32	0.41	0.49	0.57
Earnings per share —diluted	0.31	0.41	0.48	0.56

2015
Net revenue	$401.5	$404.6	$398.7	$392.0
Gross profit	138.4	148.6	138.9	144.5
Net income(1)	29.5	30.7	32.1	19.1
Earnings per share — basic	0.47	0.49	0.51	0.30
Earnings per share —diluted	0.46	0.48	0.50	0.30

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

Condensed Consolidating Statements of Income

	Year Ended September 30, 2016					Year Ended September 30, 2015					Year Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$846.8	$892.8	$(201.2)	$1,538.4	$—	$912.0	$889.0	$(204.2)	$1,596.8	$—	$866.1	$1,001.9	$(200.8)	$1,667.2
Cost of goods sold	—	428.7	638.4	(99.3)	967.8	—	475.6	654.5	(103.7)	1,026.4	—	441.9	736.0	(99.9)	1,078.0
Gross profit	—	418.1	254.4	(101.9)	570.6	—	436.4	234.5	(100.5)	570.4	—	424.2	265.9	(100.9)	589.2
Operating expenses	41.8	242.0	164.6	(101.9)	346.5	33.1	244.1	153.9	(100.5)	330.6	41.0	261.4	181.6	(100.9)	383.1
Amortization expense	—	13.0	20.0	—	33.0	0.4	11.4	16.3	—	28.1	0.5	11.4	19.7	—	31.6
Pension settlement charge	—	—	—	—	—	3.3	14.4	—	—	17.7	—	—	—	—	—
Interest expense	22.7	0.2	2.4	—	25.3	20.5	0.8	2.5	—	23.8	18.9	0.4	4.0	—	23.3
Other income (expense), net	(0.3)	(2.2)	0.8	—	(1.7)	(0.2)	(4.0)	(3.7)	—	(7.9)	(0.1)	8.5	0.3	—	8.7
Equity in net income (loss) of subsidiaries	144.4	10.2	—	(154.6)	—	141.1	12.5	—	(153.6)	—	144.4	10.3	—	(154.7)	—
Income (loss) before income taxes	79.6	170.9	68.2	(154.6)	164.1	83.6	174.2	58.1	(153.6)	162.3	83.9	169.8	60.9	(154.7)	159.9
Income tax expense (benefit)	(33.2)	62.4	18.1	—	47.3	(27.8)	60.5	16.4	—	49.1	(25.8)	59.7	14.8	—	48.7
Consolidated net income	112.8	108.5	50.1	(154.6)	116.8	111.4	113.7	41.7	(153.6)	113.2	109.7	110.1	46.1	(154.7)	111.2
Less: Net income attributable to noncontrolling interests	—	—	4.0	—	4.0	—	—	1.8	—	1.8	—	—	1.5	—	1.5
Net income (loss)(1)	$112.8	$108.5	$46.1	$(154.6)	$112.8	$111.4	$113.7	$39.9	$(153.6)	$111.4	$109.7	$110.1	$44.6	$(154.7)	$109.7
Consolidated comprehensive income (loss)	$90.9	$116.4	$33.1	$(145.8)	$94.6	$55.7	$103.5	$0.8	$(102.9)	$57.1	$58.9	$100.7	$(8.4)	$(90.9)	$60.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.7	—	3.7	—	—	1.4	—	1.4	—	—	1.4	—	1.4
Comprehensive income (loss)(2)	$90.9	$116.4	$29.4	$(145.8)	$90.9	$55.7	$103.5	$(0.6)	$(102.9)	$55.7	$58.9	$100.7	$(9.8)	$(90.9)	$58.9

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	September 30, 2016					September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and equivalents	$4.4	$5.6	$42.0	$—	$52.0	$0.3	$7.1	$40.9	$—	$48.3
Trade receivables, net	—	120.6	84.4	—	205.0	—	113.4	74.5	—	187.9
Unbilled receivables from long-term manufacturing contracts	—	10.6	115.2	—	125.8	—	13.5	131.4	—	144.9
Inventories	—	69.8	86.1	(2.8)	153.1	—	69.0	87.1	(2.5)	153.6
Deferred income taxes	1.6	17.4	—	4.9	23.9	1.8	15.7	4.4	—	21.9
Prepaid expense	2.2	6.5	9.5	—	18.2	2.8	6.5	14.5	—	23.8
Intercompany receivables	—	1,003.1	97.4	(1,100.5)	—	—	921.8	60.2	(982.0)	—
Other current assets	4.6	1.5	15.9	0.3	22.3	0.6	1.9	20.8	0.4	23.7
Total current assets	12.8	1,235.1	450.5	(1,098.1)	600.3	5.5	1,148.9	433.8	(984.1)	604.1
Property, plant and equipment, net	4.9	65.7	81.9	—	152.5	6.3	66.2	85.8	—	158.3
Intangible assets, net	4.1	220.4	317.0	—	541.5	2.2	175.6	281.8	—	459.6
Goodwill	—	271.8	362.5	—	634.3	—	211.7	332.3	—	544.0
Investment in consolidated subsidiaries	2,143.4	820.2	—	(2,963.6)	—	2,082.7	836.1	—	(2,918.8)	—
Other assets	20.1	22.7	0.8	(11.3)	32.3	24.5	31.0	0.9	(14.3)	42.1
Total Assets	$2,185.3	$2,635.9	$1,212.7	$(4,073.0)	$1,960.9	$2,121.2	$2,469.5	$1,134.6	$(3,917.2)	$1,808.1

Trade accounts payable	$0.4	$28.4	$106.9	$—	$135.7	$0.5	$22.7	$81.3	$(0.2)	$104.3
Liabilities from long-term manufacturing contracts and advances	—	14.0	64.6	—	78.6	—	13.5	66.2	—	79.7
Current portion of long-term debt	13.5	—	0.3	—	13.8	9.0	—	0.4	—	9.4
Accrued compensation	4.7	17.3	35.3	—	57.3	3.9	23.0	35.4	—	62.3
Deferred income taxes	—	—	18.1	4.7	22.8	—	—	25.4	—	25.4
Intercompany payables	1,098.8	4.5	—	(1,103.3)	—	979.7	4.8	—	(984.5)	—
Other current liabilities	13.9	39.8	71.6	0.2	125.5	18.1	46.0	58.6	0.4	123.1
Total current liabilities	1,131.3	104.0	296.8	(1,098.4)	433.7	1,011.2	110.0	267.3	(984.3)	404.2
Long-term debt	417.8	—	178.5	—	596.3	513.1	—	5.6	—	518.7
Accrued pension and postretirement healthcare	1.1	127.0	104.6	—	232.7	1.1	119.8	97.8	—	218.7
Deferred income taxes	—	5.8	27.8	(11.0)	22.6	—	17.0	26.5	(14.1)	29.4
Other long-term liabilities	2.8	16.3	10.3	—	29.4	1.7	20.4	9.2	—	31.3
Total Liabilities	1,553.0	253.1	618.0	(1,109.4)	1,314.7	1,527.1	267.2	406.4	(998.4)	1,202.3
Total Hillenbrand Shareholders’ Equity	632.3	2,382.8	580.8	(2,963.6)	632.3	594.1	2,202.3	716.5	(2,918.8)	594.1
Noncontrolling interests	—	—	13.9	—	13.9	—	—	11.7	—	11.7
Total Equity	632.3	2,382.8	594.7	(2,963.6)	646.2	594.1	2,202.3	728.2	(2,918.8)	605.8
Total Liabilities and Equity	$2,185.3	$2,635.9	$1,212.7	$(4,073.0)	$1,960.9	$2,121.2	$2,469.5	$1,134.6	$(3,917.2)	$1,808.1

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2016					Year Ended September 30, 2015					Year Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$157.8	$239.9	$(49.5)	$(110.0)	$238.2	$76.0	$91.0	$23.6	$(85.6)	$105.0	$81.8	$46.9	$98.2	$(47.3)	$179.6

Investing activities:
Capital expenditures	(2.6)	(8.0)	(10.6)	—	(21.2)	(1.1)	(14.5)	(15.4)	—	(31.0)	(1.0)	(9.5)	(13.1)	—	(23.6)
Proceeds from property, plant, and equipment	—	1.6	0.4	—	2.0	—	2.8	—	—	2.8	—	0.3	7.2	—	7.5
Proceeds from investments	—	—	—	—	—	—	—	—	—	—	—	5.8	—	—	5.8
Acquisition of business, net of cash acquired	—	(130.4)	(105.0)	—	(235.4)	—	—	—	—	—	—	—	—	—	—
Return of investment capital from affiliates	1.1	—	—	—	1.1	1.5	—	—	—	1.5	1.1	—	0.9	—	2.0
Other, net	—	—	—	—	—	—	(2.5)	(0.3)	—	(2.8)	—	—	—	—	—
Net cash used in (provided by) investing activities	(1.5)	(136.8)	(115.2)	—	(253.5)	0.4	(14.2)	(15.7)	—	(29.5)	0.1	(3.4)	(5.0)	—	(8.3)

Financing activities:
Repayments on term loan	(9.0)	—	—	—	(9.0)	(9.0)	—	—	—	(9.0)	(10.0)	—	—	—	(10.0)
Proceeds from revolving credit facilities	375.5	—	344.3	—	719.8	331.7	—	98.5	—	430.2	248.4	—	68.2	—	316.6
Repayments on revolving credit facilities	(457.5)	—	(169.7)	—	(627.2)	(441.8)	—	(105.2)	—	(547.0)	(269.9)	—	(140.8)	—	(410.7)
Proceeds from Series A unsecured notes, net of financing costs	—	—	—	—	—	99.6	—	—	—	99.6	—	—	—	—	—
Payment of dividends - intercompany	—	(104.6)	(5.4)	110.0	—	—	(80.3)	(5.3)	85.6	—	—	(41.6)	(5.7)	47.3	—
Payment of dividends on common stock	(51.1)	—	—	—	(51.1)	(50.4)	—	—	—	(50.4)	(49.7)	—	—	—	(49.7)
Repurchases of common stock	(21.2)	—	—	—	(21.2)	(11.2)	—	—	—	(11.2)	(16.5)	—	—	—	(16.5)
Net proceeds (payments) on stock plans	11.1	—	—	—	11.1	3.4	—	—	—	3.4	14.6	—	—	—	14.6
Other, net	—	—	(0.8)	—	(0.8)	1.2	—	—	—	1.2	1.0	—	(0.8)	—	0.2
Net cash (used in) provided by financing activities	(152.2)	(104.6)	168.4	110.0	21.6	(76.5)	(80.3)	(12.0)	85.6	(83.2)	(82.1)	(41.6)	(79.1)	47.3	(155.5)

Effect of exchange rates on cash and cash equivalents	—	—	(2.6)	—	(2.6)	—	—	(2.0)	—	(2.0)	—	—	(0.5)	—	(0.5)

Net cash flow	4.1	(1.5)	1.1	—	3.7	(0.1)	(3.5)	(6.1)	—	(9.7)	(0.2)	1.9	13.6	—	15.3
Cash and equivalents at beginning of period	0.3	7.1	40.9	—	48.3	0.4	10.6	47.0	—	58.0	0.6	8.7	33.4	—	42.7
Cash and equivalents at end of period	$4.4	$5.6	$42.0	$—	$52.0	$0.3	$7.1	$40.9	$—	$48.3	$0.4	$10.6	$47.0	$—	$58.0

17.             Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Year Ended September 30,
	2016			2015
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$3.0	$4.1	$7.1	$1.5	$3.9	$5.4
Batesville	0.2	1.1	1.3	1.7	0.2	1.9
Corporate	—	0.5	0.5	—	1.5	1.5
Total	$3.2	$5.7	$8.9	$3.2	$5.6	$8.8

These costs related primarily to severance costs at the Process Equipment Group and Batesville as we continue to integrate and streamline the business operations within each segment, disposal of equipment at Batesville, and corporate compensation costs related to changes in the Company’s executive management team. At September 30, 2016, $1.5 of restructuring costs were accrued and expected to be paid in 2017.

18.             Subsequent Events

On November 3, 2016, Batesville announced the planned closure of its smaller wood casket manufacturing facility in Panola County, Mississippi. The planned closing results from changing consumer attitudes and preferences in the funeral industry over the past several decades, as consumers continue to choose cremation over burial at an increased rate and metal caskets more often than wood. In 2016, it is estimated that less than 50% of families in North America will choose burial for their loved one, a decline of almost 15 percent over the past decade. Although there are geographic differences, the majority of those will purchase a metal casket. The Panola plant is expected to close in March of 2017. As a result of this action, the Company expects restructuring and restructuring related charges of approximately $9 to $11 in 2017, primarily related to severance and asset write-downs.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015, AND 2014

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (a)	Balance at End of Period
Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2016	$20.0	$3.7	$0.4	$(3.1)	$21.0
Year ended September 30, 2015	$19.2	$2.4	$(0.2)	$(1.4)	$20.0
Year ended September 30, 2014	$19.3	$3.5	$(0.3)	$(3.3)	$19.2

Allowance for inventory valuation:

Year ended September 30, 2016	$14.8	$4.3	$0.6	$(1.7)	$18.0
Year ended September 30, 2015	$14.6	$3.4	$(1.2)	$(2.0)	$14.8
Year ended September 30, 2014	$15.0	$3.1	$(0.9)	$(2.6)	$14.6

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

On October 2, 2015, we completed our acquisition of Abel, and on February 1, 2016, we completed our acquisition of Red Valve, which included each of their respective existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2016, we have elected to exclude Abel and Red Valve from our assessment, as permitted under existing SEC rules. We are currently in the process of evaluating and integrating Abel’s and Red Valve’s historical internal controls over financial reporting with those of the rest of the Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete these integrations in 2017.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2016.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 38.

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

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Executive Officers of the Registrant.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2017 Annual Meeting of Shareholders (“the 2017 Proxy Statement”), which section is incorporated herein by reference.  Required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the 2017 Proxy Statement, where such information will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2017 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation of Directors.”

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, where such information will be included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, where such information will be included under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 36.

(2) Financial Statement Schedule

The financial statement schedule on page 78 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

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
November 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/F. Joseph Loughrey	Chairperson of the Board	November 16, 2016
F. Joseph Loughrey

/s/Joe A. Raver	President, Chief Executive Officer, and Director	November 16, 2016
Joe A. Raver	(Principal Executive Officer)

/s/Kristina A. Cerniglia	Senior Vice President and Chief Financial Officer	November 16, 2016
Kristina A. Cerniglia	(Principal Financial Officer)

/s/Eric M. Teegarden	Vice President, Controller, and Chief Accounting	November 16, 2016
Eric M. Teegarden	Officer (Principal Accounting Officer)

/s/Edward B. Cloues II	Director	November 16, 2016
Edward B. Cloues II

/s/Gary L. Collar	Director	November 16, 2016
Gary L. Collar

/s/Helen W. Cornell	Director	November 16, 2016
Helen W. Cornell

/s/Mark C. Deluzio	Director	November 16, 2016
Mark C. Deluzio

/s/Joy M. Greenway	Director	November 16, 2016
Joy M. Greenway

/s/Thomas H. Johnson	Director	November 16, 2016
Thomas H. Johnson

/s/ Eduardo R. Menascé	Director	November 16, 2016
Eduardo R. Menascé

/s/Neil S. Novich	Director	November 16, 2016
Neil S. Novich

/s/Stuart A. Taylor II	Director	November 16, 2016
Stuart A. Taylor II

Exhibit Index

Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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

Exhibit 3.4		Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 26, 2015)
Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. Bank National Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010)
Exhibit 4.2		Form of Hillenbrand, Inc. 5.5% fixed rate 10 year global note (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed July 9, 2010)
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

Exhibit 10.1	**
Form of Indemnity Agreement between Hillenbrand, Inc. and certain executive officers, including named executive officers (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10)

Exhibit 10.2	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)
Exhibit 10.3	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)
Exhibit 10.4	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)
Exhibit 10.5	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.6	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.7	**
Employment Agreement dated as of March 31, 2011, between Batesville Services, Inc., and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed November 28, 2011)

Exhibit 10.8	**	Employment Agreement dated as of January 30, 2012 between Hillenbrand, Inc., and Scott P. George (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 7, 2012)
Exhibit 10.9
Credit Agreement dated as of July 27, 2012 among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2012)

Exhibit 10.10
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

Exhibit 10.11
Amendment and Restatement Agreement dated as of  November 19, 2012, among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1  to Current Report on Form 8-K, filed on November 21, 2012)

Exhibit 10.12
Guarantee Facility Agreement dated as of December 3, 2012, by and between Coperion GmbH and Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.13
Guaranty dated as of December 3, 2012, by Hillenbrand, Inc. in favor of Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.14
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

Exhibit 10.16
Annex to Guaranty dated as of January 9, 2013, by Coperion Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent, and various other agents and lenders named therein (Incorporated by reference to the Form of Subsidiary Guaranty and Form of Annex to Guaranty, copies of which were filed as exhibits to Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2012)

Exhibit 10.17	**	Employment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.18	**	Amendment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.19
Syndicated L/G Facility Agreement dated as of June 3, 2013, by and among Hillenbrand, Inc., and certain of its subsidiaries, and Commerzbank Aktiengesellschaft, as arranger and lender, and various other lenders named therein (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013)

Exhibit 10.20	**
Employment Agreement dated as of November 4, 2013, by and between Hillenbrand, Inc. and William A. Canady (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.21	**
Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement - Relative Total Shareholder Value, by and between Hillenbrand, Inc. and certain employees including executive officers (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.22	**
Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including its named executive officers (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 27, 2014)

Exhibit 10.23	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.24	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.25	**
Employment Agreement dated as of June 18, 2014, by and between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10Q filed August 6, 2014).

Exhibit 10.26	**
Cash Award and Repayment Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed on November 19, 2014)

Exhibit 10.27	**
Restricted Stock Unit Award Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed on November 19, 2014)

Exhibit 10.28
Release, Settlement Agreement, and Covenant Not to Sue by and among The York Group, Inc. , Mil so Industries Corporation, Batesville Casket Company, Inc., Pontone Casket Company, LLC, Scott Pontone, and Harry Pontone (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 2, 2015)

Exhibit 10.29
Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 19, 2014)

Exhibit 10.30
Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on December 19, 2014)

Exhibit 10.31
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., the subsidiary borrowers named therein, the subsidiary guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on December 19, 2014)

Exhibit 10.32
Amendment Agreement, dated as of February 18, 2015, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank International S.A., acting as agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed February 20, 2015)

Exhibit 10.33
Amendment No. 3 to Private Shelf Agreement, dated March 24, 2016, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 30, 2016)

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
Exhibit 101
The following materials from the Hillenbrand, Inc. Annual Report on Form 10-K for the year ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income for the years ended September 30, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheet for the years ended September 30, 2016, 2015 and 2014, (iv) Consolidated Statement of Cash Flows for the years ended September 30, 2016, 2015 and 2014, (v) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.