Form 10-Q
period 2016-12-31
Hillenbrand, Inc.
filed 2017-02-01
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

The registrant had 63,692,587 shares of common stock, no par value per share, outstanding as of January 27, 2017.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2016	2015
Net revenue	$356.1	$351.7
Cost of goods sold	230.1	223.5
Gross profit	126.0	128.2
Operating expenses	82.8	82.1
Amortization expense	7.2	9.8
Interest expense	6.1	5.9
Other (expense) income, net	(1.3)	(0.7)
Income before income taxes	28.6	29.7
Income tax expense	6.7	8.7
Consolidated net income	21.9	21.0
Less: Net income attributable to noncontrolling interests	0.2	1.0
Net income(1)	$21.7	$20.0

Net income(1) — per share of common stock:
Basic earnings per share	$0.34	$0.32
Diluted earnings per share	$0.34	$0.31
Weighted average shares outstanding (basic)	63.7	63.2
Weighted average shares outstanding (diluted)	64.1	63.8

Cash dividends declared per share	$0.2050	$0.2025

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2016	2015
Consolidated net income	$21.9	$21.0
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	(20.9)	(15.2)
Pension and postretirement (net of tax of $2.5 and $0.4)	4.4	0.7
Change in net unrealized gain (loss) on derivative instruments (net of tax of $0.3 and $—)	0.4	0.6
Total changes in other comprehensive income (loss), net of tax	(16.1)	(13.9)
Consolidated comprehensive income	5.8	7.1
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.9
Comprehensive income (2)	$5.7	$6.2

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	December 31, 2016	September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$46.6	$52.0
Trade receivables, net	178.9	205.0
Unbilled receivables from long-term manufacturing contracts	138.2	125.8
Inventories	153.9	153.1
Deferred income taxes	—	23.9
Prepaid expenses	19.2	18.2
Other current assets	23.4	22.3
Total current assets	560.2	600.3
Property, plant, and equipment, net	146.0	152.5
Intangible assets, net	519.9	541.5
Goodwill	616.3	634.3
Other assets	35.3	31.1
Total Assets	$1,877.7	$1,959.7

LIABILITIES
Current Liabilities
Trade accounts payable	$120.3	$135.7
Liabilities from long-term manufacturing contracts and advances	77.5	78.6
Current portion of long-term debt	16.4	13.8
Accrued compensation	47.6	57.3
Deferred income taxes	—	22.8
Other current liabilities	123.4	125.5
Total current liabilities	385.2	433.7
Long-term debt	637.9	595.1
Accrued pension and postretirement healthcare	139.6	232.7
Deferred income taxes	36.8	22.6
Other long-term liabilities	27.7	29.4
Total Liabilities	1,227.2	1,313.5

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.8 and 63.7 shares issued, 63.7 and 63.0 shares outstanding)	—	—
Additional paid-in capital	344.1	348.7
Retained earnings	442.1	433.3
Treasury stock (0.1 and 0.7 shares)	(3.9)	(19.9)
Accumulated other comprehensive loss	(145.8)	(129.8)
Hillenbrand Shareholders’ Equity	636.5	632.3
Noncontrolling interests	14.0	13.9
Total Shareholders’ Equity	650.5	646.2

Total Liabilities and Equity	$1,877.7	$1,959.7

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Three Months Ended December 31,
	2016	2015
Operating Activities
Consolidated net income	$21.9	$21.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15.0	16.0
Deferred income taxes	11.4	0.5
Share-based compensation	2.6	0.6
Trade accounts receivable and receivables on long-term manufacturing contracts	4.2	34.6
Inventories	(4.7)	(7.6)
Prepaid expenses and other current assets	(3.3)	4.4
Trade accounts payable	(10.3)	(1.6)
Accrued expenses and other current liabilities	4.0	(33.5)
Income taxes payable	(8.8)	(5.0)
Defined benefit plan and postretirement funding	(82.9)	(3.1)
Defined benefit plan and postretirement expense	1.7	3.1
Other, net	0.5	6.3
Net cash (used in) provided by operating activities	(48.7)	35.7

Investing Activities
Capital expenditures	(4.6)	(6.5)
Proceeds from sales of property, plant, and equipment	—	0.1
Acquisition of business, net of cash acquired	—	(105.7)
Other, net	0.1	—
Net cash used in investing activities	(4.5)	(112.1)

Financing Activities
Repayments on term loan	(3.4)	(3.4)
Proceeds from revolving credit facilities	182.1	182.3
Repayments on revolving credit facilities	(125.9)	(81.5)
Payments of dividends on common stock	(13.0)	(12.7)
Repurchases of common stock	—	(3.0)
Net proceeds (payments) on stock plans	8.6	(0.8)
Other, net	1.1	0.8
Net cash provided by financing activities	49.5	81.7

Effect of exchange rates on cash and cash equivalents	(1.7)	1.5

Net cash flows	(5.4)	6.8

Cash and cash equivalents:
At beginning of period	52.0	48.3
At end of period	$46.6	$55.1

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.	Background and Basis of Presentation

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company with multiple market-leading brands that serve a wide variety of industries across the globe.  We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values, and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM. Hillenbrand is composed of two segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world.  Batesville is a recognized leader in the North American death care industry.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries.  They also include two minor subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K for the year ended September 30, 2016, as filed with the SEC.  The September 30, 2016 Consolidated Balance Sheet included in this Form 10-Q was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet included in Form 10-K.  In the opinion of management, these financial statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the percentage-of-completion method and the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

2.	Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for 2016.

Recently Adopted Accounting Standards

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition.  ASU 2014-12 became effective and was adopted for our fiscal year beginning October 1, 2016.  The adoption of this standard did not have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 became effective and was adopted for our fiscal year beginning October 1, 2016. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 became effective and was adopted for our fiscal year beginning October 1, 2016. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current generally accepted accounting principles. ASU 2015-02 became effective and was adopted for our fiscal year beginning October 1, 2016. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest. ASU 2015-03 simplifies the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This standard permits an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and to subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These new standards do not affect the recognition and measurement of debt issuance costs. ASU 2015-03 and ASU 2015-15 became effective and were retrospectively adopted for our fiscal year beginning October 1, 2016. The retrospective adoption resulted in $1.2 of debt issuance costs being reclassified from other assets to a reduction of the carrying value of long-term debt as of September 30, 2016.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software. ASU 2015-05 helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 became effective and was adopted for our fiscal year beginning October 1, 2016. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations. ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts. The amendments in ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is also required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 became effective and was adopted for our fiscal year beginning October 1, 2016. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes. ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position in order to simplify the presentation of deferred income taxes. ASU 2015-17 was early adopted for our fiscal year beginning October 1, 2016.  The adoption of this standard resulted in a reclassification of $2.7 from current deferred income taxes to non-current deferred income taxes on the Consolidated Balance Sheets as of December 31, 2016. No prior periods were retrospectively adjusted.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires significant disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 will be effective for our fiscal year beginning October 1, 2018, including interim periods within that reporting period, and allows for either full retrospective adoption or modified retrospective adoption, with early adoption permitted on October 1, 2017. We have not yet selected a transition method, and we have begun the assessment process and are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a right of use asset and related lease liability for leases that have terms of more than twelve months. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance, with the classifications based on criteria that are similar to those applied under the current lease guidance, without the explicit bright lines. ASU 2016-02 will be effective for our fiscal year beginning on October 1, 2019, with early adoption permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-17 will be effective for our fiscal year beginning on October 1, 2018, with early adoption permitted. We expect the adoption of ASU 2016-18 to have a financial statement presentation and disclosure impact only.

3.	Business Acquisitions

We incurred $0.3 and $1.7 of business acquisition and integration costs during the three months ended December 31, 2016 and 2015 recorded in operating expenses.

Abel

We completed the acquisition of Abel Pumps LP and Abel GmbH & Co. KG and certain of their affiliates (collectively “Abel”) on October 2, 2015 for €95 in cash.  We utilized borrowings under our $700.0 revolving credit facility and $180.0 term loan (together, the “Facility”) to fund this acquisition. Based in Büchen, Germany, Abel is a globally-recognized leader in positive displacement pumps. Abel specializes in designing, developing, and manufacturing piston and piston diaphragm pumps as well as pumping solutions and in providing related parts and service. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets. The results of Abel are reported in our Process Equipment Group segment for the relevant periods.

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

Red Valve

On February 1, 2016, we completed the acquisition of Red Valve Company, Inc. (“Red Valve”) for $130.4 in cash, net of certain adjustments. We utilized borrowings under our Facility to fund this acquisition. Based in Carnegie, Pennsylvania, Red Valve is a global leader in highly-engineered valves designed to operate in the harshest municipal and industrial wastewater environments. Its products support mission critical applications in water/wastewater, power and mining, and other general industrial markets. The results of Red Valve are reported in our Process Equipment Group segment for the relevant periods.

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

4.	Supplemental Balance Sheet Information

	December 31, 2016	September 30, 2016
Trade accounts receivable reserves	$20.8	$21.0

Accumulated depreciation on property, plant, and equipment	$300.7	$299.4

Accumulated amortization on intangible assets	$178.4	$174.2

Inventories:
Raw materials and components	$49.7	$51.4
Work in process	54.3	54.0
Finished goods	49.9	47.7
Total inventories	$153.9	$153.1

5.	Intangible Assets and Goodwill

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2016 and September 30, 2016.

	December 31, 2016		September 30, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.1)	$0.2	$(0.1)
Customer relationships	448.1	(104.0)	459.5	(100.7)
Technology, including patents	75.1	(34.0)	77.9	(33.3)
Software	47.3	(40.0)	47.4	(39.8)
Other	0.4	(0.3)	0.4	(0.3)
	571.1	(178.4)	585.4	(174.2)
Indefinite-lived assets:
Trade names	127.2	—	130.3	—

Total	$698.3	$(178.4)	$715.7	$(174.2)

The net change in intangible assets during the three months ended December 31, 2016 was driven by normal amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2016	$626.0	$8.3	$634.3
Foreign currency adjustments	(18.0)	—	(18.0)
Balance December 31, 2016	$608.0	$8.3	$616.3

6.	Financing Agreements

	December 31, 2016	September 30, 2016
$700 revolving credit facility (excluding outstanding letters of credit)	$245.7	$198.5
$180 term loan	158.6	162.0
$150 senior unsecured notes, net of discount (1)	148.6	148.5
$100 Series A Notes (2)	99.6	99.6
Other	1.8	0.3
Total debt	654.3	608.9
Less: current portion	16.4	13.8
Total long-term debt	$637.9	$595.1

(1) Includes debt issuance costs of $0.7 and $0.8 at December 31, 2016 and September 30, 2016.
(2) Includes debt issuance costs of $0.4 and $0.4 at December 31, 2016 and September 30, 2016.

With respect to the Facility, as of December 31, 2016, we had $9.3 in outstanding letters of credit issued and $445.0 of maximum borrowing capacity. $309.6 of borrowing capacity is immediately available based on our leverage covenant at December 31, 2016, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the revolving credit facility were 1.40% and 1.21% for the three months ended December 31, 2016 and 2015. The weighted average facility fee was 0.23% and 0.18% for the three months ended December 31, 2016 and 2015. The weighted average interest rate on the term loan was 1.94% and 1.46% for the three months ended December 31, 2016 and 2015. We have interest rate swaps on $50.0 of outstanding borrowings under the Facility in order to manage exposure to our variable interest payments.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of December 31, 2016, we had credit arrangements totaling $202.0, under which $106.9 was utilized for this purpose. These arrangements include our €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) and other ancillary credit facilities.

The availability of borrowings or guarantees under the Facility, the LG Facility, and the Private Shelf Agreement, dated as of December 6, 2012 (the “Shelf Agreement”), among the Company, Prudential Investment Management and each Prudential Affiliate (as defined thereunder), governing the 4.60% Series A unsecured notes (the “Series A Notes”), is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0. As of December 31, 2016, we were in compliance with all covenants.

The Facility, senior unsecured notes, Series A Notes, and LG Facility are fully and unconditionally guaranteed by certain of the
Company’s domestic subsidiaries.

We had restricted cash of $0.8 and $0.8 included in other current assets in the Consolidated Balance Sheets at December 31, 2016 and September 30, 2016.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related a to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 for the three months ended December 31, 2016. As of December 31, 2016 and September 30, 2016, there were $1.1 and$1.2 in debt issuance costs recorded as a reduction in the carrying value of the related debt liability under the senior unsecured notes and Series A Notes. The $1.1 in debt issuance costs as of December 31, 2016 will be amortized over the remaining term of the senior unsecured notes and Series A Notes. The retrospective adoption resulted in $1.2 of debt issuance costs being reclassified from other assets to a reduction of the carrying value of long-term debt as of September 30, 2016. The Company also adopted ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, and elected not to reclassify the debt issuance costs related to line-of-credit arrangements for the Facility and LG Facility.

7.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2016	2015	2016	2015
Service costs	$1.0	$1.0	$0.4	$0.6
Interest costs	2.2	2.4	0.2	0.6
Expected return on plan assets	(3.3)	(2.4)	(0.1)	(0.3)
Amortization of unrecognized prior service costs, net	0.1	0.1	—	—
Amortization of net loss	1.1	0.9	—	0.2
Net pension costs	$1.1	$2.0	$0.5	$1.1

During the first quarter of 2017, we made an $80.0 contribution to our U.S. defined benefit pension plan (the “Plan”) using cash on hand and funds borrowed from our Facility. Although this action increased Plan assets and reduces expected 2017 pension expense, the majority of the pension expense savings in 2017 from this action is expected to be offset by the additional interest expense on the funds borrowed and certain tax effects from the transaction.

Also during the first quarter of 2017, we began implementing a plan to transition our non-bargaining U.S. employees from a defined benefit-based model to a defined contribution structure over a three-year sunset period. This change caused a remeasurement for the Plan for the affected population. The remeasurement did not cause a material change as the assumptions did not materially differ from the assumptions at September 30, 2016.

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.1 for the three months ended December 31, 2016 and 2015.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.6 and $2.3 for the three months ended December 31, 2016 and 2015.

8.	Income Taxes

The effective tax rates for the three months ended December 31, 2016 and 2015 were 23.4% and 29.3%. The decrease in the effective tax rate during the three months ended December 31, 2016 was primarily due to the tax benefit recognized on share-based compensation and the favorable geographic mix of pretax income. These favorable items were partially offset by a reduction of the tax benefit from the domestic manufacturer’s deduction that resulted from the funding of our U.S. defined benefit pension plan.

9.	Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At December 31, 2016 and 2015, potential dilutive effects, representing approximately 600,000 and 1,300,000 shares, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2016	2015
Net income(1)	$21.7	$20.0
Weighted average shares outstanding (basic - in millions)	63.7	63.2
Effect of dilutive stock options and other unvested equity awards (in millions)	0.4	0.6
Weighted average shares outstanding (diluted - in millions)	64.1	63.8

Basic earnings per share	$0.34	$0.32
Diluted earnings per share	$0.34	$0.31

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.7	0.5

(1) Net income attributable to Hillenbrand

10.	Shareholders’ Equity

During the three months ended December 31, 2016, we paid approximately $13.0 of cash dividends.  In connection with our share-based compensation plans discussed further in Note 12, we also issued approximately 616,000 shares of common stock, of which approximately 526,000 shares were from treasury stock.

11.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)
Other comprehensive income before reclassifications
Before tax amount	—	(15.1)	(0.2)	(15.3)	$(0.1)	$(15.4)
Tax expense	—	—	0.2	0.2	—	0.2
After tax amount	—	(15.1)	—	(15.1)	(0.1)	(15.2)
Amounts reclassified from accumulated other comprehensive income(1)	0.7	—	0.6	1.3	—	1.3
Net current period other comprehensive income (loss)	0.7	(15.1)	0.6	(13.8)	$(0.1)	$(13.9)
Balance at December 31, 2015	$(53.7)	$(67.2)	$(0.8)	$(121.7)
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)
Other comprehensive income before reclassifications
Before tax amount	5.7	(20.8)	0.6	(14.5)	$(0.1)	$(14.6)
Tax expense	(2.1)	—	(0.3)	(2.4)	—	(2.4)
After tax amount	3.6	(20.8)	0.3	(16.9)	(0.1)	(17.0)
Amounts reclassified from accumulated other comprehensive income(1)	0.8	—	0.1	0.9	—	0.9
Net current period other comprehensive income (loss)	4.4	(20.8)	0.4	(16.0)	$(0.1)	$(16.1)
Balance at December 31, 2016	$(63.1)	$(82.4)	$(0.3)	$(145.8)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended December 31, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.5	$0.5
Cost of goods sold	0.6	0.1	—	0.7
Operating expenses	0.2	—	—	0.2
Other income (expense), net	—	—	0.3	0.3
Total before tax	$0.8	$0.1	$0.8	$1.7
Tax expense				(0.4)
Total reclassifications for the period, net of tax				$1.3

	Three Months Ended December 31, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	0.8	0.1	—	0.9
Operating expenses	0.3	—	—	0.3
Other income (expense), net	—	—	0.1	0.1
Total before tax	$1.1	$0.1	$0.2	$1.4
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$0.9

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7).

12.	Share-Based Compensation

	Three Months Ended December 31,
	2016	2015
Share-based compensation costs	$2.6	$0.6
Less impact of income tax benefit	1.0	0.2
Share-based compensation costs, net of tax	$1.6	$0.4

We have share-based compensation with long-term performance-based metrics that are contingent upon our relative total shareholder return and the creation of shareholder value. Relative total shareholder return is determined by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a designated performance peer group of 16 companies. Creation of shareholder value is measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  For the performance-based awards contingent upon the creation of shareholder value, compensation expense is adjusted each quarter based upon actual results to date and any changes to forecasted information on each of the separate grants.

During the three months ended December 31, 2016, we made the following grants:

Number of Units
Stock options	473,658
Time-based stock awards	35,329
Performance-based stock awards (maximum that can be earned)	299,429

Stock options granted during fiscal 2017 had a weighted-average exercise price of $36.08 and a weighted-average grant date fair value of $8.37.  Our time-based stock awards and performance-based stock awards granted during fiscal 2017 had weighted-average grant date fair values of $36.15 and $39.70.  Included in the performance-based stock awards granted during 2017 are 156,994 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

13.	Other Income (Expense), Net

	Three Months Ended December 31,
	2016	2015
Equity in net income (loss) of affiliates	$0.7	$(0.4)
Foreign currency exchange loss, net	(0.8)	(0.1)
Other, net	(1.2)	(0.2)
Other income (expense), net	$(1.3)	$(0.7)

14.	Commitments and Contingencies

Like most companies, we are involved from time to time in claims, lawsuits, and government proceedings relating to our operations, including environmental, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to litigation in many cases.  If a loss is not considered probable and/or cannot be reasonably estimated, we are required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at December 31,	Fair Value at December 31, 2016 Using Inputs Considered as:
	2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$46.6	$46.6	$—	$—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	2.0	—	2.0	—

Liabilities:
$150 senior unsecured notes	149.3	160.5	—	—
Revolving credit facility	245.7	—	245.7	—
Term loan	158.6	—	158.6	—
$100 Series A Notes	100.0	—	104.9	—
Derivative instruments	5.4	—	5.4	—

The fair values of the revolving credit facility and term loan approximated carrying value at December 31, 2016.  The fair values of the revolving credit facility, term loan, and Series A Notes are estimated based on internally developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility, term loan, or Series A Notes.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these foreign currency derivatives was $202.7 at December 31, 2016. The derivatives are included in other current assets and other current liabilities on the balance sheet.

16.	Segment and Geographical Information

	Three Months Ended December 31,
	2016	2015
Net revenue
Process Equipment Group	$221.6	$214.0
Batesville	134.5	137.7
Total	$356.1	$351.7

Adjusted EBITDA
Process Equipment Group	$32.7	$33.0
Batesville	31.0	31.8
Corporate	(7.3)	(7.0)

Net revenue (1)
United States	$201.3	$198.9
Germany	104.4	93.4
All other foreign business units	50.4	59.4
Total	$356.1	$351.7

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	December 31, 2016	September 30, 2016
Total assets assigned
Process Equipment Group	$1,640.9	$1,694.6
Batesville	205.8	211.8
Corporate	31.0	53.3
Total	$1,877.7	$1,959.7

Tangible long-lived assets, net
United States	$86.1	$89.5
Germany	33.7	35.8
All other foreign business units	26.2	27.2
Total	$146.0	$152.5

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended December 31,
	2016	2015
Adjusted EBITDA:
Process Equipment Group	$32.7	$33.0
Batesville	31.0	31.8
Corporate	(7.3)	(7.0)
Less:
Interest income	(0.2)	(0.3)
Interest expense	6.1	5.9
Income tax expense	6.7	8.7
Depreciation and amortization	15.0	16.0
Business acquisition and integration	0.3	1.7
Inventory step-up	—	1.4
Restructuring and restructuring related	6.6	3.4
Consolidated net income	$21.9	$21.0

17.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended December 31, 2016					Three Months Ended December 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$202.7	$202.9	$(49.5)	$356.1	$—	$197.3	$205.2	$(50.8)	$351.7
Cost of goods sold	—	109.2	145.5	(24.6)	230.1	—	102.2	146.7	(25.4)	223.5
Gross profit	—	93.5	57.4	(24.9)	126.0	—	95.1	58.5	(25.4)	128.2
Operating expenses	9.6	58.7	39.4	(24.9)	82.8	7.2	60.1	40.2	(25.4)	82.1
Amortization expense	—	3.4	3.8	—	7.2	—	2.3	7.5	—	9.8
Interest expense	5.4	—	0.7	—	6.1	5.2	—	0.7	—	5.9
Other income (expense), net	—	—	(1.3)	—	(1.3)	0.1	(1.0)	0.2	—	(0.7)
Equity in net income (loss) of subsidiaries	28.8	2.2	—	(31.0)	—	26.4	2.2	—	(28.6)	—
Income (loss) before income taxes	13.8	33.6	12.2	(31.0)	28.6	14.1	33.9	10.3	(28.6)	29.7
Income tax expense (benefit)	(7.9)	11.7	2.9	—	6.7	(5.9)	12.0	2.6	—	8.7
Consolidated net income	21.7	21.9	9.3	(31.0)	21.9	20.0	21.9	7.7	(28.6)	21.0
Less: Net income attributable to
noncontrolling interests	—	—	0.2	—	0.2	—	—	1.0	—	1.0
Net income (loss) (1)	$21.7	$21.9	$9.1	$(31.0)	$21.7	$20.0	$21.9	$6.7	$(28.6)	$20.0
Consolidated comprehensive income (loss)	$5.7	$21.5	$(11.6)	$(9.8)	$5.8	$6.2	$30.8	$(6.8)	$(23.1)	$7.1
Less: Comprehensive income attributable
to noncontrolling interests	—	—	0.1	—	0.1	—	—	0.9	—	0.9
Comprehensive income (loss) (2)	$5.7	$21.5	$(11.7)	$(9.8)	$5.7	$6.2	$30.8	$(7.7)	$(23.1)	$6.2

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	December 31, 2016					September 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$7.2	$39.4	$—	$46.6	$4.4	$5.6	$42.0	$—	$52.0
Trade receivables, net	—	105.8	73.1	—	178.9	—	120.6	84.4	—	205.0
Unbilled receivables from long-term
manufacturing contracts	—	10.2	128.0	—	138.2	—	10.6	115.2	—	125.8
Inventories	—	73.6	82.9	(2.6)	153.9	—	69.8	86.1	(2.8)	153.1
Deferred income taxes	—	—	—	—	—	1.6	17.4	—	4.9	23.9
Prepaid expense	2.7	6.7	9.8	—	19.2	2.2	6.5	9.5	—	18.2
Intercompany receivables	—	974.3	84.6	(1,058.9)	—	—	1,003.1	97.4	(1,100.5)	—
Other current assets	5.3	1.5	16.3	0.3	23.4	4.6	1.5	15.9	0.3	22.3
Total current assets	8.0	1,179.3	434.1	(1,061.2)	560.2	12.8	1,235.1	450.5	(1,098.1)	600.3
Property, plant and equipment, net	4.8	63.8	77.4	—	146.0	4.9	65.7	81.9	—	152.5
Intangible assets, net	3.9	221.4	294.6	—	519.9	4.1	220.4	317.0	—	541.5
Goodwill	—	284.3	332.0	—	616.3	—	271.8	362.5	—	634.3
Investment in consolidated subsidiaries	2,169.1	664.1	—	(2,833.2)	—	2,143.4	820.2	—	(2,963.6)	—
Other assets	24.6	22.8	3.8	(15.9)	35.3	18.9	22.7	0.8	(11.3)	31.1
Total Assets	$2,210.4	$2,435.7	$1,141.9	$(3,910.3)	$1,877.7	$2,184.1	$2,635.9	$1,212.7	$(4,073.0)	$1,959.7

Trade accounts payable	$0.2	$24.9	$95.2	$—	$120.3	$0.4	$28.4	$106.9	$—	$135.7
Liabilities from long-term manufacturing
contracts and advances	—	21.0	56.5	—	77.5	—	14.0	64.6	—	78.6
Current portion of long-term debt	14.6	—	1.8	—	16.4	13.5	—	0.3	—	13.8
Accrued compensation	2.8	17.1	27.7	—	47.6	4.7	17.3	35.3	—	57.3
Deferred income taxes	—	—	—	—	—	—	—	18.1	4.7	22.8
Intercompany payables	1,056.5	5.0	—	(1,061.5)	—	1,098.8	4.5	—	(1,103.3)	—
Other current liabilities	9.3	41.3	72.2	0.6	123.4	13.9	39.8	71.6	0.2	125.5
Total current liabilities	1,083.4	109.3	253.4	(1,060.9)	385.2	1,131.3	104.0	296.8	(1,098.4)	433.7
Long-term debt	488.2	—	149.7	—	637.9	416.6	—	178.5	—	595.1
Accrued pension and
postretirement healthcare	1.1	40.3	98.2	—	139.6	1.1	127.0	104.6	—	232.7
Deferred income taxes	—	6.0	47.0	(16.2)	36.8	—	5.8	27.8	(11.0)	22.6
Other long-term liabilities	1.2	16.9	9.6	—	27.7	2.8	16.3	10.3	—	29.4
Total Liabilities	1,573.9	172.5	557.9	(1,077.1)	1,227.2	1,551.8	253.1	618.0	(1,109.4)	1,313.5
Total Hillenbrand Shareholders’ Equity	636.5	2,263.2	570.0	(2,833.2)	636.5	632.3	2,382.8	580.8	(2,963.6)	632.3
Noncontrolling interests	—	—	14.0	—	14.0	—	—	13.9	—	13.9
Total Equity	636.5	2,263.2	584.0	(2,833.2)	650.5	632.3	2,382.8	594.7	(2,963.6)	646.2
Total Liabilities and Equity	$2,210.4	$2,435.7	$1,141.9	$(3,910.3)	$1,877.7	$2,184.1	$2,635.9	$1,212.7	$(4,073.0)	$1,959.7

Condensed Consolidating Statements of Cash Flow

	Three Months Ended December 31, 2016					Three Months Ended December 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(72.6)	$3.6	$20.3	$—	$(48.7)	$(1.7)	$3.2	$34.2	$—	$35.7

Investing activities:
Capital expenditures	(0.2)	(2.0)	(2.4)	—	(4.6)	(0.3)	(3.8)	(2.4)	—	(6.5)
Proceeds from sales of property, plant, and equipment	—	—	—	—	—	—	—	0.1	—	0.1
Acquisition of business, net of cash acquired	—	—	—	—	—	—	—	(105.7)	—	(105.7)
Other, net	0.2	—	(0.1)	—	0.1	—	—	—	—	—
Net cash used in investing activities	—	(2.0)	(2.5)	—	(4.5)	(0.3)	(3.8)	(108.0)	—	(112.1)

Financing activities:
Repayments on term loan	(3.4)	—	—	—	(3.4)	(3.4)	—	—	—	(3.4)
Proceeds from revolving credit facilities	135.0	—	47.1	—	182.1	79.0	—	103.3	—	182.3
Repayments on revolving credit facilities	(59.0)	—	(66.9)	—	(125.9)	(57.5)	—	(24.0)	—	(81.5)
Payment of dividends on common stock	(13.0)	—	—	—	(13.0)	(12.7)	—	—	—	(12.7)
Repurchases of common stock	—	—	—	—	—	(3.0)	—	—	—	(3.0)
Net proceeds (payments) on stock plans	8.6	—	—	—	8.6	(0.8)	—	—	—	(0.8)
Other, net	—	—	1.1	—	1.1	0.8	—	—	—	0.8
Net cash provided by (used in) financing activities	68.2	—	(18.7)	—	49.5	2.4	—	79.3	—	81.7

Effect of exchange rates on cash and cash equivalents	—	—	(1.7)	—	(1.7)	—	—	1.5	—	1.5

Net cash flow	(4.4)	1.6	(2.6)	—	(5.4)	0.4	(0.6)	7.0	—	6.8
Cash and equivalents at beginning of period	4.4	5.6	42.0	—	52.0	0.3	7.1	40.9	—	48.3
Cash and equivalents at end of period	$—	$7.2	$39.4	$—	$46.6	$0.7	$6.5	$47.9	$—	$55.1

18.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$—	$—	$—	$2.0	$1.2	$3.2
Batesville	6.3	—	6.3	—	—	—
Corporate	—	1.6	1.6	—	0.2	0.2
Total	$6.3	$1.6	$7.9	$2.0	$1.4	$3.4

The 2017 charges related primarily to the closure of a plant at Batesville and corporate functional restructuring. The 2016 charges primarily related to severance costs at the Process Equipment Group as we integrated and streamlined the business operations within the segment. At December 31, 2016, $6.9 of restructuring costs were accrued and expected to be paid in 2017.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 16, 2016, and in Item 1A of Part II of this Form 10-Q.  We assume no obligation to update or revise any forward-looking statements.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2016, to the same period in fiscal year 2016.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog intangible amortization, inventory step-up, business acquisition and integration, and restructuring and restructuring related charges.  The related income tax for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

We calculate the foreign currency impact on net revenue, gross profit, and operating expenses in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in sales, either positively or negatively. The cost structures for Corporate and Batesville are generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review below where the impact is not significant.

See page 27 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. Our use of other non-GAAP measures in certain other instances includes information reconciling such non-GAAP measures to the respective most directly comparable GAAP measure. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2016, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2016.

EXECUTIVE OVERVIEW

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

Hillenbrand is a global diversified industrial company with multiple market-leading brands that serve a wide variety of industries around the globe. Hillenbrand’s portfolio is composed of two business segments: the Process Equipment Group and Batesville®. The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world. Batesville is a recognized leader in the North American death care industry.

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results. The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) designed to make our businesses both bigger and better. Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

Our strategy is to leverage our historically strong financial foundation and the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow and then reinvest available cash in new growth initiatives that are focused on building leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$356.1	100.0	$351.7	100.0
Gross profit	126.0	35.4	128.2	36.5
Operating expenses	82.8	23.3	82.1	23.3
Amortization expense	7.2	2.0	9.8	2.8
Interest expense	6.1	1.7	5.9	1.7
Other (expense) income, net	(1.3)	0.4	(0.7)	0.2
Income taxes	6.7	1.9	8.7	2.5
Net income(1)	21.7	6.1	20.0	5.7

(1) Net income attributable to Hillenbrand.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Net revenue increased $4.4 (1%), which includes unfavorable foreign currency impact of $3.3.

•The Process Equipment Group’s net revenue increased $7.6 (4%), primarily due to the increased revenue associated with the acquisition of Red Valve ($10.4) and increased demand for large plastics projects, partially offset by unfavorable foreign currency impact ($3.2) and lower demand for industrial equipment in other end markets.

•Batesville’s net revenue decreased $3.2 (2%), primarily due to a decrease in volume ($4.8), partially offset by an increase in average selling price. Lower volume was driven by a decrease in burial sales resulting from product line simplification and what we estimate to be a decrease in North American burials, driven by the increased rate at which families opted for cremation.

Gross profit decreased $2.2 (2%), which includes unfavorable foreign currency impact of $1.2. Gross profit margin decreased 110 basis points to 35.4%.

•The Process Equipment Group’s gross profit increased $6.6 (9%), primarily driven by increased profits associated with the acquisition of Red Valve, increased demand for large plastics projects, restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, and inventory step-up charges related to the Abel acquisition in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable foreign currency impact ($1.1) and lower demand for industrial equipment in other end markets. Gross profit margin improved 180 basis points to 37.0% in 2017, primarily driven by a decrease in restructuring and restructuring related charges, productivity and pricing improvements, the higher margin associated with Red Valve, and inventory step-up charges related to the Abel acquisition in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($2.0 in 2016) and inventory step-up charges related to the Abel acquisition ($1.4 in 2016). Excluding these items, adjusted gross profit increased $3.2 (4%) and adjusted gross profit margin improved 20 basis points to 37.0% in 2017.

•Batesville’s gross profit decreased $8.8 (17%) and gross profit margin decreased 560 basis points to 32.7%.  The decrease in gross profit and gross profit margin was primarily due to an increase in restructuring and restructuring related charges and the decline in volume.

Gross profit included restructuring and restructuring related charges ($6.4 in 2017). Excluding these charges, adjusted gross profit decreased $2.4 (5%) and adjusted gross profit margin decreased 80 basis points to 37.5%, primarily driven by the decline in volume.

 Operating expenses increased $0.7 (1%), which included favorable foreign currency impact of $0.7. The increase was primarily driven by the addition of operating expenses from Red Valve and an increase in variable compensation, partially offset by lower compensation and benefits resulting from fiscal 2016 restructuring actions, current year productivity initiatives, and a decrease in acquisition and integration costs.  The operating expenses as a percentage of net revenue remained flat at 23.3%.  Operating expenses included the following items:

	Three Months Ended December 31,
	2016	2015
Business acquisition and integration costs	$0.3	$1.7
Restructuring and restructuring related charges	1.7	1.4

On an adjusted basis, which excluded business acquisition and integration costs and restructuring and restructuring related charges, operating expenses increased $1.8 (2%), which included favorable foreign currency impact of $0.7. The increase in adjusted operating expenses was primarily driven by the addition of operating expenses from Red Valve and an increase in variable compensation, partially offset by lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives. The adjusted operating expenses as a percentage of net revenue increased 20 basis points in 2017 to 22.7%.

Amortization expense decreased $2.6, primarily due to backlog amortization related to Abel in fiscal 2016 that did not repeat in fiscal 2017, partially offset by amortization on the acquired intangibles of Red Valve.

Interest expense increased $0.2, due to an increase in variable interest rates.

Other (expense) income, net was $1.3 of other expense in fiscal 2017, compared to $0.7 of other expense in fiscal 2016. The increase was driven primarily by increased foreign currency exchange losses.

The effective tax rate was 23.4% in fiscal 2017 compared to 29.3% in fiscal 2016.  The improvement in the effective tax rate was primarily due to the tax benefit recognized on share-based compensation and the favorable geographic mix of pretax income. These favorable items were partially offset by a reduction of the tax benefit from the domestic manufacturer’s deduction that resulted from the funding of our U.S. defined benefit pension plan. Our adjusted effective income tax rate was 26.5% in fiscal 2017 compared to 30.5% in fiscal 2016, which excludes the tax impact of adjustments discussed above.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$221.6	100.0	$214.0	100.0
Gross profit	82.0	37.0	75.4	35.2
Operating expenses	51.2	23.1	49.8	23.3
Amortization expense	7.1	3.2	9.7	4.5

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Net revenue increased $7.6 (4%), primarily due to the increased revenue associated with the acquisition of Red Valve ($10.4) and increased demand for large plastics projects, partially offset by unfavorable foreign currency impact ($3.2) and lower demand for industrial equipment in other end markets. Order backlog increased $14.7 (3%) from $505.1 on December 31, 2015, to $519.8 on December 31, 2016, which included unfavorable foreign currency impact of $13.6. Order backlog increased due to an increase in large orders in the plastics industry and the addition of Red Valve.

On a sequential basis, order backlog increased $19.6 (4%) at December 31, 2016 to $519.8, up from $500.2 at September 30, 2016.

Gross profit increased $6.6 (9%), primarily driven by increased profits associated with the acquisition of Red Valve, increased demand for large plastics projects, restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal

2017, and inventory step-up charges related to the Abel acquisition in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable foreign currency impact ($1.1) and lower demand for industrial equipment in other end markets. Gross profit margin improved 180 basis points to 37.0% in 2017, primarily driven by a decrease in restructuring and restructuring related charges, productivity and pricing improvements, the higher margin associated with Red Valve, and inventory step-up charges related to the Abel acquisition in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($2.0 in 2016) and inventory step-up charges related to the Abel acquisition ($1.4 in 2016). Excluding these items, adjusted gross profit increased $3.2 (4%) and adjusted gross profit margin improved 20 basis points to 37.0% in 2017.

Operating expenses increased $1.4 (3%), primarily driven by the addition of operating expenses from Red Valve, partially offset by favorable foreign currency impact of $0.7 and a decrease in restructuring and restructuring related charges. The operating expenses as a percentage of net revenue improved by 20 basis points to 23.1% in 2017.

Operating expenses included restructuring and restructuring related charges ($0.1 in 2017 and $1.2 in 2016).  Excluding these items, adjusted operating expenses increased $2.6 (5%), which was primarily driven by the addition of operating expenses from Red Valve, partially offset by favorable foreign currency impact of $0.7. Adjusted operating expenses as a percentage of net revenue increased 40 basis points to 23.1% in 2017.

Amortization expense decreased $2.6 primarily due to backlog amortization related to Abel in fiscal 2016 that did not repeat in fiscal 2017, partially offset by amortization on the acquired intangibles of Red Valve.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$134.5	100.0	$137.7	100.0
Gross profit	44.0	32.7	52.8	38.3
Operating expenses	21.3	15.8	23.4	17.0
Amortization expense	0.1	0.1	0.1	0.1

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Net revenue decreased $3.2 (2%), primarily due to a decrease in volume ($4.8), partially offset by an increase in average selling price. Lower volume was driven by a decrease in burial sales resulting from product line simplification and what we estimate to be a decrease in North American burials, driven by the increased rate at which families opted for cremation.
Gross profit decreased $8.8 (17%) and gross profit margin decreased 560 basis points to 32.7%.  The decrease in gross profit and gross profit margin was primarily due to an increase in restructuring and restructuring related charges and the decline in volume.

Gross profit included restructuring and restructuring related charges ($6.4 in 2017). Excluding these charges, adjusted gross profit decreased $2.4 (5%) and adjusted gross profit margin decreased 80 basis points to 37.5%, primarily driven by the decline in volume.

Operating expenses improved $2.1 (9%) to $21.3 and operating expenses as a percentage of net revenue improved 120 basis points to 15.8%, primarily due to lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$8.4	2.4	$7.0	2.0
Business acquisition and integration costs	0.3	0.1	1.7	0.4
Restructuring and restructuring related charges	1.6	0.4	0.2	0.1
Operating expenses	$10.3	2.9	$8.9	2.5

Core operating expenses primarily represent operating expenses excluding restructuring and restructuring related charges and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Operating expenses increased $1.4 (16%), primarily due to an increase in variable compensation and restructuring and restructuring related charges, partially offset by a decrease in business acquisition and integration costs. These expenses as a percentage of net revenue were 2.9%, an increase of 40 basis points from fiscal 2016.

Core operating expenses increased $1.4 (20%), primarily due to an increase in variable compensation.  These expenses as a percentage of net revenue were 2.4%, an increase of 40 basis points from fiscal 2016.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended December 31,
	2016	2015
Consolidated net income	$21.9	$21.0
Interest income	(0.2)	(0.3)
Interest expense	6.1	5.9
Income tax expense	6.7	8.7
Depreciation and amortization	15.0	16.0
EBITDA	$49.5	$51.3
Business acquisition and integration	0.3	1.7
Inventory step-up	—	1.4
Restructuring and restructuring related	6.6	3.4
Adjusted EBITDA	$56.4	$57.8

Consolidated net income for 2017 compared to 2016 increased $0.9 (4%), primarily driven by the increased earnings associated with the acquisition of Red Valve, backlog amortization related to Abel in fiscal 2016 that did not repeat in fiscal 2017, improvement in the effective tax rate, increased demand for large plastics projects, savings related to restructuring actions taken in 2016, various process improvement initiatives, a reduction in business acquisition and integration costs, and inventory step-up charges related to Abel in 2016 that did not repeat in 2017. This increase in consolidated net income was partially offset by unfavorable foreign currency impact ($0.2), lower demand for industrial equipment in other end markets, an increase in restructuring and restructuring related charges, a decrease in volume at Batesville, and an increase in variable compensation.

Consolidated adjusted EBITDA for 2017 compared to 2016 decreased $1.4 (2%), primarily due to unfavorable foreign currency impact ($0.4), lower demand for industrial equipment in end markets other than plastics, a decrease in volume at Batesville, and an increase in variable compensation, partially offset by the increased earnings associated with the acquisition of Red

Valve, increased demand for large plastics projects, savings related to restructuring actions taken in 2016, and various process improvement initiatives.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first three months of 2017 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes, including the Series A Notes, and our revolving credit facility and term loan (the “Facility”) as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $445 of maximum borrowing capacity available under the Facility as of December 31, 2016, of which $309.6 of borrowing capacity is immediately available based on our leverage covenant at December 31, 2016, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $9.3 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $300.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of December 31, 2016, we had guarantee arrangements totaling $202.0, under which $106.9 was utilized for this purpose. These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the LG Facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The cash at our international subsidiaries totaled $38.9 at December 31, 2016. We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

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

Our anticipated contribution to our pension plans in 2017 is $89.5, of which $82.9 was made during the three months ended December 31, 2016, utilizing borrowings under our Facility. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2016, which will require approximately $13.0 each quarter based on our outstanding common stock at December 31, 2016. We increased our quarterly dividend in 2017 to $0.2050 per common share from $0.2025 per common share paid in 2016.

We believe existing cash, cash flows from operations, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Three Months Ended December 31,
(in millions)	2016	2015
Cash flows provided by (used in)
Operating activities	$(48.7)	$35.7
Investing activities	(4.5)	(112.1)
Financing activities	49.5	81.7
Effect of exchange rates on cash and cash equivalents	(1.7)	1.5
(Decrease) increase in cash and cash equivalents	$(5.4)	$6.8

Operating Activities

Operating activities used $48.7 of cash during the first three months of fiscal year 2017, and provided $35.7 of cash during the first three months of fiscal year 2016, an $84.4 (236%) decrease.  The decrease in operating cash flow was primarily due to our $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 and the timing of working capital requirements at Coperion, partially offset by a decrease of $9.8 in cash paid for taxes.

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

Investing Activities

The $107.6 decrease in cash used in investing activities in the first three months of fiscal 2017 was primarily due to the acquisition of Abel in October 2015.

Financing Activities

Cash provided by financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities during the first three months of 2017 was $49.5, including $52.8 of proceeds, net of debt repayments.  Cash provided by financing activities in the first three months of fiscal 2016 was $81.7. The decrease in cash provided by financing activities was primarily due to borrowings used to fund the acquisition of Abel in fiscal 2016 that did not repeat in fiscal 2017, partially offset by the borrowings used to fund the $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017, the increased borrowings used to fund the working capital requirements at Coperion, and an increase in proceeds received from stock plans.

We returned approximately $13.0 to shareholders during the first three months of 2017 in the form of quarterly dividends.  We increased our quarterly dividend in 2017 to $0.2050 per common share from $0.2025 per common share paid during 2016.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2016 Form 10-K filed with the SEC on November 16, 2016.  There have been no material changes in this information since the filing of our 2016 Form 10-K.

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

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2016, and the additional risk factor below.

Changes in the United States political environment could negatively impact our business.

The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact our business and the industries in which we compete.  Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs and customs duties, income tax regulations and the federal tax code, public company reporting requirements, environmental regulation and antitrust enforcement.  To the extent changes in the political environments have a negative impact on our markets, it may materially and adversely impact our business, results of operations and financial condition in the periods to come.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended December 31, 2016.

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

HILLENBRAND, INC.

Date: February 1, 2017	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: February 1, 2017		/s/ Eric M. Teegarden
Eric M. Teegarden
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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