Form 10-Q
period 2017-03-31
Hillenbrand, Inc.
filed 2017-05-03
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

Commission File No. 001-33794

HILLENBRAND, INC.
(Exact name of registrant as specified in its charter)

Indiana (State of incorporation)	26-1342272 (I.R.S. Employer Identification No.)

One Batesville Boulevard
Batesville, IN	47006
(Address of principal executive offices)	(Zip Code)

(812) 934-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 62,975,529 shares of common stock, no par value per share, outstanding as of April 27, 2017.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net revenue	$395.3	$387.0	$751.4	$738.7
Cost of goods sold	246.7	244.3	476.8	467.8
Gross profit	148.6	142.7	274.6	270.9
Operating expenses	85.6	87.3	168.4	169.4
Amortization expense	7.2	8.6	14.4	18.4
Interest expense	6.3	6.4	12.4	12.3
Other (expense) income, net	(0.6)	(0.9)	(1.9)	(1.6)
Income before income taxes	48.9	39.5	77.5	69.2
Income tax expense	14.9	12.3	21.6	21.0
Consolidated net income	34.0	27.2	55.9	48.2
Less: Net income attributable to noncontrolling interests	0.6	1.1	0.8	2.1
Net income(1)	$33.4	$26.1	$55.1	$46.1

Net income(1) — per share of common stock:
Basic earnings per share	$0.52	$0.41	$0.86	$0.73
Diluted earnings per share	$0.52	$0.41	$0.86	$0.72
Weighted average shares outstanding (basic)	63.9	63.3	63.8	63.3
Weighted average shares outstanding (diluted)	64.4	63.8	64.3	63.8

Cash dividends declared per share	$0.2050	$0.2025	$0.4100	$0.4050

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Consolidated net income	$34.0	$27.2	$55.9	$48.2
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	7.5	19.6	(13.4)	4.4
Pension and postretirement (net of quarter-to-date tax of $2.5 and $0.8 and year-to-date tax of $5.0 and $1.2)	4.5	(0.2)	8.9	0.5
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of $0.5 and $1.1 and year-to-date tax of $0.8 and $1.1)	1.1	0.4	1.5	1.0
Total changes in other comprehensive income (loss), net of tax	13.1	19.8	(3.0)	5.9
Consolidated comprehensive income	47.1	47.0	52.9	54.1
Less: Comprehensive income attributable to noncontrolling interests	0.9	1.1	1.0	2.0
Comprehensive income (2)	$46.2	$45.9	$51.9	$52.1

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	March 31, 2017	September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$51.4	$52.0
Trade receivables, net	193.2	205.0
Unbilled receivables from long-term manufacturing contracts	139.1	125.8
Inventories	150.2	153.1
Deferred income taxes	—	23.9
Prepaid expenses	23.5	18.2
Other current assets	20.0	22.3
Total current assets	577.4	600.3
Property, plant, and equipment, net	145.4	152.5
Intangible assets, net	516.2	541.5
Goodwill	620.0	634.3
Other assets	34.2	31.1
Total Assets	$1,893.2	$1,959.7

LIABILITIES
Current Liabilities
Trade accounts payable	$132.3	$135.7
Liabilities from long-term manufacturing contracts and advances	90.6	78.6
Current portion of long-term debt	16.2	13.8
Accrued compensation	50.5	57.3
Deferred income taxes	—	22.8
Other current liabilities	119.5	125.5
Total current liabilities	409.1	433.7
Long-term debt	606.4	595.1
Accrued pension and postretirement healthcare	132.9	232.7
Deferred income taxes	45.4	22.6
Other long-term liabilities	27.6	29.4
Total Liabilities	1,221.4	1,313.5

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.8 and 63.7 shares issued, 63.3 and 63.0 shares outstanding)	—	—
Additional paid-in capital	346.6	348.7
Retained earnings	461.9	433.3
Treasury stock (0.5 and 0.7 shares)	(18.6)	(19.9)
Accumulated other comprehensive loss	(133.0)	(129.8)
Hillenbrand Shareholders’ Equity	656.9	632.3
Noncontrolling interests	14.9	13.9
Total Shareholders’ Equity	671.8	646.2

Total Liabilities and Equity	$1,893.2	$1,959.7

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Six Months Ended March 31,
	2017	2016
Operating Activities
Consolidated net income	$55.9	$48.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28.6	31.9
Deferred income taxes	17.3	(0.8)
Share-based compensation	5.7	3.7
Net (gain) loss on investments	(1.0)	0.5
Trade accounts receivable and receivables on long-term manufacturing contracts	(8.3)	30.1
Inventories	0.1	5.0
Prepaid expenses and other current assets	(5.5)	6.2
Trade accounts payable	0.4	(1.8)
Accrued expenses and other current liabilities	11.5	(27.8)
Income taxes payable	(5.7)	(4.5)
Defined benefit plan and postretirement funding	(85.3)	(5.9)
Defined benefit plan and postretirement expense	3.5	6.1
Other, net	2.6	(3.7)
Net cash provided by operating activities	19.8	87.2

Investing Activities
Capital expenditures	(9.1)	(9.1)
Proceeds from sales of property, plant, and equipment	2.2	0.9
Acquisition of business, net of cash acquired	—	(237.0)
Other, net	(0.1)	—
Net cash used in investing activities	(7.0)	(245.2)

Financing Activities
Repayments on term loan	(6.7)	(4.5)
Proceeds from revolving credit facilities	551.7	387.5
Repayments on revolving credit facilities	(524.8)	(199.1)
Payments of dividends on common stock	(26.0)	(25.4)
Repurchases of common stock	(17.0)	(4.0)
Net proceeds (payments) on stock plans	10.2	(0.5)
Other, net	(0.2)	0.5
Net cash (used in) provided by financing activities	(12.8)	154.5

Effect of exchange rates on cash and cash equivalents	(0.6)	(1.6)

Net cash flows	(0.6)	(5.1)

Cash and cash equivalents:
At beginning of period	52.0	48.3
At end of period	$51.4	$43.2

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes. ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position in order to simplify the presentation of deferred income taxes. ASU 2015-17 was early adopted for our fiscal year beginning October 1, 2016.  The adoption of this standard resulted in a reclassification of $3.1 from current deferred income taxes to non-current deferred income taxes on the Consolidated Balance Sheets as of March 31, 2017. No periods prior to adoption were retrospectively adjusted.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires significant disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 will be effective for our fiscal year beginning October 1, 2018, including interim periods within that reporting period, and allows for either full retrospective adoption or modified retrospective adoption, with early adoption permitted on October 1, 2017. We have not yet selected a transition method, but we have begun the assessment process and are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 assists entities in determining whether a transaction involves an asset or a business. Specifically, it states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 will be effective for our fiscal year beginning on October 1, 2018, with early adoption permitted. We are currently evaluating ASU 2017-01, but do not expect a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value.  ASU 2017-04 will be effective for our fiscal year beginning on October 1, 2020, with early adoption permitted. We are evaluating the application of this ASU on the Company’s annual impairment test. We are currently evaluating the impact that ASU 2017-04 will have on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 states that an employer must report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and present the other components of net benefit cost (as defined in paragraphs 715-30-35-4 and 715-60-35-9) in the income statement separately from the service cost component and outside a subtotal of income from operations (if one is presented). In addition, ASU 2017-07 limits the capitalization of compensation costs to the service cost component only (if capitalization is appropriate). ASU 2017-07 will be effective for our fiscal year beginning on October 1, 2018, with early adoption permitted. We are currently evaluating the impact that ASU 2017-07 will have on our consolidated financial statements.

3.	Business Acquisitions

We incurred $0.3 and $0.6 of business acquisition and integration costs during the three and six months ended March 31, 2017, and $1.1 and $2.8 for the same periods in the prior year, recorded in operating expenses.

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

Based on the final purchase allocation, we recorded goodwill of $36, and acquired identifiable intangible assets of $58, which consisted of $5 of trade names not subject to amortization, $9 of developed technology, $3 of backlog, and $41 of customer relationships. In addition, we recorded $14 of net tangible assets, primarily working capital. Goodwill is deductible for tax purposes in Germany. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

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

Based on the final purchase allocation, we recorded goodwill of $59, and acquired identifiable intangible assets of $61, which consisted of $4 of trade names not subject to amortization, $8 of developed technology, $1 of backlog, and $48 of customer relationships. In addition, we recorded $10 of net tangible assets, primarily working capital. Goodwill is deductible for tax purposes. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

Both of these acquisitions continue Hillenbrand’s strategy to transform into a world-class global diversified industrial company by increasing our ability to expand into new markets and geographies within the highly attractive flow control space. The fair value of these acquisitions did not ascribe a significant amount to tangible assets as our strategy is to acquire companies with a relatively low physical asset base in order to limit the need to invest significant additional cash post-acquisition.

4.	Supplemental Balance Sheet Information

	March 31, 2017	September 30, 2016
Trade accounts receivable reserves	$21.2	$21.0

Accumulated depreciation on property, plant, and equipment	$304.8	$299.4

Inventories:
Raw materials and components	$48.5	$51.4
Work in process	56.1	54.0
Finished goods	45.6	47.7
Total inventories	$150.2	$153.1

5.	Intangible Assets and Goodwill

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2017 and September 30, 2016.

	March 31, 2017		September 30, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.1)	$0.2	$(0.1)
Customer relationships	450.9	(110.4)	459.5	(100.7)
Technology, including patents	75.9	(35.5)	77.9	(33.3)
Software	47.8	(40.7)	47.4	(39.8)
Other	0.4	(0.3)	0.4	(0.3)
	575.2	(187.0)	585.4	(174.2)
Indefinite-lived assets:
Trade names	128.0	—	130.3	—

Total	$703.2	$(187.0)	$715.7	$(174.2)

The net change in intangible assets during the six months ended March 31, 2017 was driven by normal amortization and foreign currency translation.

In the third quarter of 2016, the Company recorded a trade name impairment charge of $2.2, included in operating expenses, on two trade names related to the Process Equipment Group segment. The decline in the estimated fair value of these trade names was largely driven by the decreased demand for equipment and parts used in coal mining and coal power. As of March 31, 2017, we had approximately $13 of trade name book value in the Process Equipment Group segment significantly related to coal mining and coal power.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2016	$626.0	$8.3	$634.3
Acquisitions, including purchase price adjustments	(0.9)	—	(0.9)
Foreign currency adjustments	(13.4)	—	(13.4)
Balance March 31, 2017	$611.7	$8.3	$620.0

6.	Financing Agreements

	March 31, 2017	September 30, 2016
$700 revolving credit facility (excluding outstanding letters of credit)	$218.5	$198.5
$180 term loan	155.3	162.0
$150 senior unsecured notes, net of discount (1)	148.7	148.5
$100 Series A Notes (2)	99.6	99.6
Other	0.5	0.3
Total debt	622.6	608.9
Less: current portion	16.2	13.8
Total long-term debt	$606.4	$595.1

(1) Includes debt issuance costs of $0.7 and $0.8 at March 31, 2017 and September 30, 2016.
(2) Includes debt issuance costs of $0.4 and $0.4 at March 31, 2017 and September 30, 2016.

With respect to the Facility, as of March 31, 2017, we had $9.1 in outstanding letters of credit issued and $472.4 of maximum borrowing capacity. $353.2 of this borrowing capacity is immediately available based on our leverage covenant at March 31, 2017, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the revolving credit facility were 1.44% and 1.42% for the three and six months ended March 31, 2017, and 1.46% and 1.35% for the same periods in the prior year. The weighted average facility fee was 0.23% for the three and six months ended March 31, 2017, and 0.21% and 0.19% for the same periods in the prior year. The weighted average interest rate on the term loan was 2.16% and 2.05% for the three and six months ended March 31, 2017, and 1.76% and 1.61% for the same periods in the prior year. We have interest rate swaps on $50.0 of outstanding borrowings under the Facility in order to manage exposure to our variable interest payments.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of March 31, 2017, we had credit arrangements totaling $206.4, under which $118.9 was utilized for this purpose. These arrangements include our €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) and other ancillary guarantee facilities.

The Facility, the LG Facility, and the Private Shelf Agreement, dated as of December 6, 2012 (the “Shelf Agreement”), among the Company, Prudential Investment Management and each Prudential Affiliate (as defined thereunder), governing the 4.60% Series A unsecured notes (the “Series A Notes”), require us to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0. As of March 31, 2017, we were in compliance with all covenants.

The Facility, senior unsecured notes, Series A Notes, and LG Facility are fully and unconditionally guaranteed by certain of the
Company’s domestic subsidiaries.

We had restricted cash of $3.3 and $0.8 included in other current assets in the Consolidated Balance Sheets at March 31, 2017 and September 30, 2016.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard became effective and was retrospectively adopted for our fiscal year beginning October 1, 2016. As of March 31, 2017 and September 30, 2016, there were $1.1 and $1.2 in debt issuance costs recorded as a reduction in the carrying value of the related debt liability under the senior unsecured notes and Series A Notes. The $1.1 in debt issuance costs as of March 31, 2017 will be amortized over the remaining term of the senior unsecured notes and Series A Notes. The retrospective adoption resulted in $1.2 of debt issuance costs being reclassified from other assets to a reduction of the carrying value of long-term debt as of September 30, 2016. The Company also adopted ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, and elected not to reclassify the debt issuance costs related to line-of-credit arrangements for the Facility and LG Facility.

7.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service costs	$0.9	$1.0	$0.4	$0.5
Interest costs	2.1	2.3	0.1	0.3
Expected return on plan assets	(3.4)	(2.4)	(0.2)	(0.2)
Amortization of unrecognized prior service costs, net	0.1	0.2	—	—
Amortization of net loss	1.0	0.9	0.7	0.2
Net pension costs	$0.7	$2.0	$1.0	$0.8

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Service costs	$1.9	$2.0	$0.8	$1.1
Interest costs	4.3	4.7	0.3	0.9
Expected return on plan assets	(6.7)	(4.8)	(0.3)	(0.5)
Amortization of unrecognized prior service costs, net	0.2	0.3	—	—
Amortization of net loss	2.1	1.8	0.7	0.4
Net pension costs	$1.8	$4.0	$1.5	$1.9

During the first quarter of 2017, we made an $80.0 contribution to our U.S. defined benefit pension plan (the “Plan”) using funds borrowed from our Facility. Although this action increased Plan assets and reduces expected 2017 pension expense, the majority of the pension expense savings in 2017 from this action is expected to be offset by the additional interest expense on the funds borrowed and certain tax effects from the transaction.

Also during the first and second quarters of 2017, we began implementing a plan to transition our U.S. employees not covered by a collective bargaining agreement and our employees covered by a collective bargaining agreement at one of our facilities from a defined benefit-based model to a defined contribution structure over a three-year sunset period. This change caused remeasurements for the Plan for the affected populations. The remeasurements did not cause a material change as the assumptions did not materially differ from the assumptions at September 30, 2016.

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.2 for the three and six months ended March 31, 2017, and $0.1 and $0.2 for the same periods in the prior year.

Defined Contribution Plans — Expenses related to our defined contribution plans were $3.1 and $5.7 for the three and six months ended March 31, 2017, and $2.3 and $4.6 for the same periods in the prior year.

8.	Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 30.5% and 31.1%. The decrease in the effective tax rate during the three months ended March 31, 2017 was primarily due to an increase in the reserve for unrecognized tax benefits that occurred in 2016 but did not repeat in 2017 and the tax benefit recognized on share-based compensation in 2017. These favorable items were partially offset by a reduction of the tax benefit from the domestic manufacturer’s deduction that resulted from the contribution to the Plan as described above and an unfavorable geographic mix of pretax income. The effective tax rates for the six months ended March 31, 2017 and 2016 were 27.9% and 30.3%. The decrease in the effective tax rate during the six months ended March 31, 2017 was primarily due to the tax benefit recognized on share-based compensation in 2017 and an increase in the reserve for unrecognized tax benefits that occurred in 2016 but did not repeat in 2017. These favorable items were partially offset by a reduction of the tax benefit from the domestic manufacturer’s deduction that resulted from the funding of our U.S. defined benefit pension plan.

9.	Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At March 31, 2017 and 2016, potential dilutive effects, representing approximately 600,000 and 800,000 shares, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income(1)	$33.4	$26.1	$55.1	$46.1
Weighted average shares outstanding (basic - in millions)	63.9	63.3	63.8	63.3
Effect of dilutive stock options and other unvested equity awards (in millions)	0.5	0.5	0.5	0.5
Weighted average shares outstanding (diluted - in millions)	64.4	63.8	64.3	63.8

Basic earnings per share	$0.52	$0.41	$0.86	$0.73
Diluted earnings per share	$0.52	$0.41	$0.86	$0.72

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.6	1.3	0.9	0.7

(1) Net income attributable to Hillenbrand

10.	Shareholders’ Equity

During the six months ended March 31, 2017, we paid approximately $26.0 of cash dividends.  We also repurchased approximately 468,000 shares of our common stock during the six months ended March 31, 2017, at a total cost of approximately $17.0. In connection with our share-based compensation plans discussed further in Note 12, we also issued approximately 687,000 shares of common stock, of which approximately 597,000 shares were from treasury stock.

11.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)
Other comprehensive income before reclassifications
Before tax amount	—	4.5	1.3	5.8	$(0.1)	$5.7
Tax expense	—	—	(0.6)	(0.6)	—	(0.6)
After tax amount	—	4.5	0.7	5.2	(0.1)	5.1
Amounts reclassified from accumulated other comprehensive income(1)	0.5	—	0.3	0.8	—	0.8
Net current period other comprehensive income (loss)	0.5	4.5	1.0	6.0	$(0.1)	$5.9
Balance at March 31, 2016	$(53.9)	$(47.6)	$(0.4)	$(101.9)
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)
Other comprehensive income before reclassifications
Before tax amount	11.0	(13.6)	2.0	(0.6)	$0.2	$(0.4)
Tax expense	(4.0)	—	(0.7)	(4.7)	—	(4.7)
After tax amount	7.0	(13.6)	1.3	(5.3)	0.2	(5.1)
Amounts reclassified from accumulated other comprehensive income(1)	1.9	—	0.2	2.1	—	2.1
Net current period other comprehensive income (loss)	8.9	(13.6)	1.5	(3.2)	$0.2	$(3.0)
Balance at March 31, 2017	$(58.6)	$(75.2)	$0.8	$(133.0)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended March 31, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	0.6	—	—	0.6
Operating expenses	0.2	0.1	—	0.3
Other income (expense), net	—	—	(0.1)	(0.1)
Total before tax	$0.8	$0.1	$(0.3)	$0.6
Tax expense				(1.1)
Total reclassifications for the period, net of tax				$(0.5)

	Six Months Ended March 31, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.3	$0.3
Cost of goods sold	1.2	0.1	—	1.3
Operating expenses	0.4	0.1	—	0.5
Other income (expense), net	—	—	0.2	0.2
Total before tax	$1.6	$0.2	$0.5	$2.3
Tax expense				(1.5)
Total reclassifications for the period, net of tax				$0.8

	Three Months Ended March 31, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	1.1	—	—	1.1
Operating expenses	0.6	0.1	—	0.7
Other income (expense), net	—	—	—	—
Total before tax	$1.7	$0.1	$0.1	$1.9
Tax expense				(0.7)
Total reclassifications for the period, net of tax				$1.2

	Six Months Ended March 31, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	1.9	0.1	—	2.0
Operating expenses	0.9	0.1	—	1.0
Other income (expense), net	—	—	0.1	0.1
Total before tax	$2.8	$0.2	$0.3	$3.3
Tax expense				(1.2)
Total reclassifications for the period, net of tax				$2.1

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7).

12.	Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Share-based compensation costs	$3.1	$3.1	$5.7	$3.7
Less impact of income tax benefit	1.0	1.2	2.0	1.4
Share-based compensation costs, net of tax	$2.1	$1.9	$3.7	$2.3

We have share-based compensation with long-term performance-based metrics that are contingent upon our relative total shareholder return and the creation of shareholder value. Relative total shareholder return is determined by comparing our total shareholder return during a three-year period to the respective total shareholder returns of 15 other companies in a designated performance peer group. Creation of shareholder value is measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  For the performance-based awards contingent upon the creation of shareholder value, compensation expense is adjusted each quarter based upon actual results to date and any changes to forecasted information on each of the separate grants.

During the six months ended March 31, 2017, we made the following grants:

Number of Units
Stock options	475,892
Time-based stock awards	35,983
Performance-based stock awards (maximum that can be earned)	301,168

Stock options granted during fiscal 2017 had a weighted-average exercise price of $36.09 and a weighted-average grant date fair value of $8.38.  Our time-based stock awards and performance-based stock awards granted during fiscal 2017 had weighted-average grant date fair values of $36.19 and $39.70.  Included in the performance-based stock awards granted during 2017 are 157,787 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

13.	Other Income (Expense), Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Equity in net income (loss) of affiliates	$0.3	$(0.1)	$1.0	$(0.5)
Foreign currency exchange (loss) gain, net	(0.6)	0.2	(1.4)	0.1
Other, net	(0.3)	(1.0)	(1.5)	(1.2)
Other (expense) income, net	$(0.6)	$(0.9)	$(1.9)	$(1.6)

14.	Commitments and Contingencies

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at March 31, 2017	Fair Value at March 31, 2017 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$51.4	$51.4	$—	$—
Investments in rabbi trust	3.9	3.9	—	—
Derivative instruments	1.9	—	1.9	—

Liabilities:
$150 senior unsecured notes	149.4	160.5	—	—
Revolving credit facility	218.5	—	218.5	—
Term loan	155.3	—	155.3	—
$100 Series A Notes	100.0	—	106.6	—
Derivative instruments	3.7	—	3.7	—

The fair values of the revolving credit facility and term loan approximated carrying value at March 31, 2017.  The fair values of the revolving credit facility, term loan, and Series A Notes are estimated based on internally developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility, term loan, or Series A Notes.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these foreign currency derivatives was $193.0 at March 31, 2017. The derivatives are included in other current assets, other assets, and other current liabilities on the balance sheet.

16.	Segment and Geographical Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net revenue
Process Equipment Group	$244.1	$235.8	$465.7	$449.8
Batesville	151.2	151.2	285.7	288.9
Total	$395.3	$387.0	$751.4	$738.7

Adjusted EBITDA
Process Equipment Group	$37.3	$35.0	$70.0	$67.9
Batesville	42.7	43.0	73.7	74.9
Corporate	(9.7)	(10.2)	(17.0)	(17.2)

Net revenue (1)
United States	$227.3	$220.0	$428.7	$419.0
Germany	115.8	107.5	220.2	200.8
All other foreign business units	52.2	59.5	102.5	118.9
Total	$395.3	$387.0	$751.4	$738.7

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	March 31, 2017	September 30, 2016
Total assets assigned
Process Equipment Group	$1,659.2	$1,694.6
Batesville	208.7	211.8
Corporate	25.3	53.3
Total	$1,893.2	$1,959.7

Tangible long-lived assets, net
United States	$84.3	$89.5
Germany	34.7	35.8
All other foreign business units	26.4	27.2
Total	$145.4	$152.5

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Adjusted EBITDA:
Process Equipment Group	$37.3	$35.0	$70.0	$67.9
Batesville	42.7	43.0	73.7	74.9
Corporate	(9.7)	(10.2)	(17.0)	(17.2)
Less:
Interest income	(0.1)	(0.2)	(0.3)	(0.5)
Interest expense	6.3	6.4	12.4	12.3
Income tax expense	14.9	12.3	21.6	21.0
Depreciation and amortization	13.6	15.9	28.6	31.9
Business acquisition and integration	0.3	1.1	0.6	2.8
Inventory step-up	—	1.1	—	2.5
Restructuring and restructuring related	1.3	4.0	7.9	7.4
Consolidated net income	$34.0	$27.2	$55.9	$48.2

17.	Condensed Consolidating Information

Certain 100% owned domestic subsidiaries of Hillenbrand fully and unconditionally, jointly and severally, agreed to guarantee all of the indebtedness and guarantee obligations relating to our obligations under our revolving credit facility, term loan, senior unsecured notes, Series A Notes, and LG Facility.  The following are the condensed consolidating financial statements, including the guarantors, which present the statements of income, balance sheets, and cash flows of (i) the parent holding company, (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) eliminations necessary to present the information for Hillenbrand on a consolidated basis.

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2017					Three Months Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$228.7	$217.5	$(50.9)	$395.3	$—	$217.8	$218.3	$(49.1)	$387.0
Cost of goods sold	—	117.2	156.7	(27.2)	246.7	—	108.6	159.1	(23.4)	244.3
Gross profit	—	111.5	60.8	(23.7)	148.6	—	109.2	59.2	(25.7)	142.7
Operating expenses	11.4	57.1	40.8	(23.7)	85.6	7.7	63.7	41.6	(25.7)	87.3
Amortization expense	—	3.4	3.8	—	7.2	—	4.5	4.1	—	8.6
Interest expense	5.4	—	0.9	—	6.3	5.6	0.1	0.7	—	6.4
Other income (expense), net	(0.4)	(0.4)	0.2	—	(0.6)	(0.3)	(1.1)	0.5	—	(0.9)
Equity in net income (loss) of subsidiaries	42.7	1.5	—	(44.2)	—	32.0	2.7	—	(34.7)	—
Income (loss) before income taxes	25.5	52.1	15.5	(44.2)	48.9	18.4	42.5	13.3	(34.7)	39.5
Income tax expense (benefit)	(7.9)	19.0	3.8	—	14.9	(7.7)	15.9	4.1	—	12.3
Consolidated net income	33.4	33.1	11.7	(44.2)	34.0	26.1	26.6	9.2	(34.7)	27.2
Less: Net income attributable to
noncontrolling interests	—	—	0.6	—	0.6	—	—	1.1	—	1.1
Net income (loss) (1)	$33.4	$33.1	$11.1	$(44.2)	$33.4	$26.1	$26.6	$8.1	$(34.7)	$26.1
Consolidated comprehensive income (loss)	$46.2	$38.2	$19.7	$(57.0)	$47.1	$45.9	$27.2	$29.3	$(55.4)	$47.0
Less: Comprehensive income attributable
to noncontrolling interests	—	—	0.9	—	0.9	—	—	1.1	—	1.1
Comprehensive income (loss) (2)	$46.2	$38.2	$18.8	$(57.0)	$46.2	$45.9	$27.2	$28.2	$(55.4)	$45.9

	Six Months Ended March 31, 2017					Six Months Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$431.4	$420.4	$(100.4)	$751.4	$—	$415.1	$423.5	$(99.9)	$738.7
Cost of goods sold	—	226.4	302.2	(51.8)	476.8	—	210.8	305.8	(48.8)	467.8
Gross profit	—	205.0	118.2	(48.6)	274.6	—	204.3	117.7	(51.1)	270.9
Operating expenses	21.0	115.8	80.2	(48.6)	168.4	14.9	123.8	81.8	(51.1)	169.4
Amortization expense	—	6.8	7.6	—	14.4	—	6.8	11.6	—	18.4
Interest expense	10.8	—	1.6	—	12.4	10.8	0.1	1.4	—	12.3
Other income (expense), net	(0.4)	(0.4)	(1.1)	—	(1.9)	(0.2)	(2.1)	0.7	—	(1.6)
Equity in net income (loss) of subsidiaries	71.5	3.7	—	(75.2)	—	58.4	4.9	—	(63.3)	—
Income (loss) before income taxes	39.3	85.7	27.7	(75.2)	77.5	32.5	76.4	23.6	(63.3)	69.2
Income tax expense (benefit)	(15.8)	30.7	6.7	—	21.6	(13.6)	27.9	6.7	—	21.0
Consolidated net income	55.1	55.0	21.0	(75.2)	55.9	46.1	48.5	16.9	(63.3)	48.2
Less: Net income attributable to
noncontrolling interests	—	—	0.8	—	0.8	—	—	2.1	—	2.1
Net income (loss) (1)	$55.1	$55.0	$20.2	$(75.2)	$55.1	$46.1	$48.5	$14.8	$(63.3)	$46.1
Consolidated comprehensive income (loss)	$51.9	$59.7	$8.1	$(66.8)	$52.9	$52.1	$58.0	$22.5	$(78.5)	$54.1
Less: Comprehensive income attributable
to noncontrolling interests	—	—	1.0	—	1.0	—	—	2.0	—	2.0
Comprehensive income (loss) (2)	$51.9	$59.7	$7.1	$(66.8)	$51.9	$52.1	$58.0	$20.5	$(78.5)	$52.1

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	March 31, 2017					September 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.4	$4.9	$46.1	$—	$51.4	$4.4	$5.6	$42.0	$—	$52.0
Trade receivables, net	—	111.3	81.9	—	193.2	—	120.6	84.4	—	205.0
Unbilled receivables from long-term
manufacturing contracts	—	10.9	128.2	—	139.1	—	10.6	115.2	—	125.8
Inventories	—	69.3	83.4	(2.5)	150.2	—	69.8	86.1	(2.8)	153.1
Deferred income taxes	—	—	—	—	—	1.6	17.4	—	4.9	23.9
Prepaid expense	2.3	10.2	11.0	—	23.5	2.2	6.5	9.5	—	18.2
Intercompany receivables	—	913.3	81.6	(994.9)	—	—	1,003.1	97.4	(1,100.5)	—
Other current assets	0.2	2.0	17.4	0.4	20.0	4.6	1.5	15.9	0.3	22.3
Total current assets	2.9	1,121.9	449.6	(997.0)	577.4	12.8	1,235.1	450.5	(1,098.1)	600.3
Property, plant and equipment, net	4.6	63.3	77.5	—	145.4	4.9	65.7	81.9	—	152.5
Intangible assets, net	3.9	218.2	294.1	—	516.2	4.1	220.4	317.0	—	541.5
Goodwill	—	283.8	336.2	—	620.0	—	271.8	362.5	—	634.3
Investment in consolidated subsidiaries	2,118.8	664.2	—	(2,783.0)	—	2,143.4	820.2	—	(2,963.6)	—
Other assets	19.9	23.2	3.1	(12.0)	34.2	18.9	22.7	0.8	(11.3)	31.1
Total Assets	$2,150.1	$2,374.6	$1,160.5	$(3,792.0)	$1,893.2	$2,184.1	$2,635.9	$1,212.7	$(4,073.0)	$1,959.7

Trade accounts payable	$0.4	$31.1	$100.8	$—	$132.3	$0.4	$28.4	$106.9	$—	$135.7
Liabilities from long-term manufacturing
contracts and advances	—	22.8	67.8	—	90.6	—	14.0	64.6	—	78.6
Current portion of long-term debt	15.7	—	0.5	—	16.2	13.5	—	0.3	—	13.8
Accrued compensation	3.9	15.0	31.6	—	50.5	4.7	17.3	35.3	—	57.3
Deferred income taxes	—	—	—	—	—	—	—	18.1	4.7	22.8
Intercompany payables	993.1	4.3	—	(997.4)	—	1,098.8	4.5	—	(1,103.3)	—
Other current liabilities	14.1	40.2	64.6	0.6	119.5	13.9	39.8	71.6	0.2	125.5
Total current liabilities	1,027.2	113.4	265.3	(996.8)	409.1	1,131.3	104.0	296.8	(1,098.4)	433.7
Long-term debt	463.8	—	142.6	—	606.4	416.6	—	178.5	—	595.1
Accrued pension and
postretirement healthcare	1.1	34.3	97.5	—	132.9	1.1	127.0	104.6	—	232.7
Deferred income taxes	—	10.7	46.9	(12.2)	45.4	—	5.8	27.8	(11.0)	22.6
Other long-term liabilities	1.1	16.7	9.8	—	27.6	2.8	16.3	10.3	—	29.4
Total Liabilities	1,493.2	175.1	562.1	(1,009.0)	1,221.4	1,551.8	253.1	618.0	(1,109.4)	1,313.5
Total Hillenbrand Shareholders’ Equity	656.9	2,199.5	583.5	(2,783.0)	656.9	632.3	2,382.8	580.8	(2,963.6)	632.3
Noncontrolling interests	—	—	14.9	—	14.9	—	—	13.9	—	13.9
Total Equity	656.9	2,199.5	598.4	(2,783.0)	671.8	632.3	2,382.8	594.7	(2,963.6)	646.2
Total Liabilities and Equity	$2,150.1	$2,374.6	$1,160.5	$(3,792.0)	$1,893.2	$2,184.1	$2,635.9	$1,212.7	$(4,073.0)	$1,959.7

Condensed Consolidating Statements of Cash Flow

	Six Months Ended March 31, 2017					Six Months Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(22.9)	$124.4	$47.0	$(128.7)	$19.8	$(112.7)	$238.4	$71.5	$(110.0)	$87.2

Investing activities:
Capital expenditures	(0.4)	(4.0)	(4.7)	—	(9.1)	(1.3)	(3.4)	(4.4)	—	(9.1)
Proceeds from sales of property, plant, and equipment	—	1.8	0.4	—	2.2	—	0.5	0.4	—	0.9
Acquisition of business, net of cash acquired	—	—	—	—	—	—	(131.3)	(105.7)	—	(237.0)
Other, net	2.7	(0.3)	(2.5)	—	(0.1)	—	—	—	—	—
Net cash provided by (used in) investing activities	2.3	(2.5)	(6.8)	—	(7.0)	(1.3)	(134.2)	(109.7)	—	(245.2)

Financing activities:
Repayments on term loan	(6.7)	—	—	—	(6.7)	(4.5)	—	—	—	(4.5)
Proceeds from revolving credit facilities	189.1	—	362.6	—	551.7	262.0	—	125.5	—	387.5
Repayments on revolving credit facilities	(133.0)	—	(391.8)	—	(524.8)	(113.9)	—	(85.2)	—	(199.1)
Payment of dividends - intercompany	—	(122.6)	(6.1)	128.7	—	—	(104.6)	(5.4)	110.0	—
Payment of dividends on common stock	(26.0)	—	—	—	(26.0)	(25.4)	—	—	—	(25.4)
Repurchases of common stock	(17.0)	—	—	—	(17.0)	(4.0)	—	—	—	(4.0)
Net proceeds (payments) on stock plans	10.2	—	—	—	10.2	(0.5)	—	—	—	(0.5)
Other, net	—	—	(0.2)	—	(0.2)	0.9	—	(0.4)	—	0.5
Net cash provided by (used in) financing activities	16.6	(122.6)	(35.5)	128.7	(12.8)	114.6	(104.6)	34.5	110.0	154.5

Effect of exchange rates on cash and cash equivalents	—	—	(0.6)	—	(0.6)	—	—	(1.6)	—	(1.6)

Net cash flow	(4.0)	(0.7)	4.1	—	(0.6)	0.6	(0.4)	(5.3)	—	(5.1)
Cash and equivalents at beginning of period	4.4	5.6	42.0	—	52.0	0.3	7.1	40.9	—	48.3
Cash and equivalents at end of period	$0.4	$4.9	$46.1	$—	$51.4	$0.9	$6.7	$35.6	$—	$43.2

18.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$—	$0.3	$0.3	$0.8	$1.9	$2.7
Batesville	0.1	—	0.1	0.1	0.7	0.8
Corporate	—	0.5	0.5	—	0.1	0.1
Total	$0.1	$0.8	$0.9	$0.9	$2.7	$3.6

	Six Months Ended March 31, 2017			Six Months Ended March 31, 2016
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$—	$0.3	$0.3	$2.8	$3.1	$5.9
Batesville	6.4	—	6.4	0.1	0.7	0.8
Corporate	—	2.1	2.1	—	0.3	0.3
Total	$6.4	$2.4	$8.8	$2.9	$4.1	$7.0

The 2017 charges related primarily to the closure of a plant at Batesville and corporate functional restructuring. The 2016 charges primarily related to severance costs at the Process Equipment Group as we integrated and streamlined the business operations within the segment. At March 31, 2017, $3.9 of restructuring costs were accrued and expected to be paid in 2017.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2017, to the same period in fiscal year 2016.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

An important non-GAAP measure that we use is adjusted earnings before interest, income tax, depreciation, and amortization
(“adjusted EBITDA”). A part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the Hillenbrand Operating Model (“HOM”) to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance.

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

See page 34 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. Our use of other non-GAAP measures in certain other instances includes information reconciling such non-GAAP measures to the respective most directly comparable GAAP measure. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2017, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2016.

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

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees through deployment of the HOM. The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results. The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus and Grow) designed to make our businesses both bigger and better. Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

Our strategy is to leverage our historically strong financial foundation and the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow and then reinvest available cash in new growth initiatives that are focused on building leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$395.3	100.0	$387.0	100.0	$751.4	100.0	$738.7	100.0
Gross profit	148.6	37.6	142.7	36.9	274.6	36.5	270.9	36.7
Operating expenses	85.6	21.7	87.3	22.6	168.4	22.4	169.4	22.9
Amortization expense	7.2	1.8	8.6	2.2	14.4	1.9	18.4	2.5
Interest expense	6.3	1.6	6.4	1.7	12.4	1.7	12.3	1.7
Other (expense) income, net	(0.6)	0.2	(0.9)	0.2	(1.9)	0.3	(1.6)	0.2
Income taxes	14.9	3.8	12.3	3.2	21.6	2.9	21.0	2.8
Net income(1)	33.4	8.4	26.1	6.7	55.1	7.3	46.1	6.2

(1) Net income attributable to Hillenbrand.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net revenue increased $8.3 (2%), which included unfavorable foreign currency impact of $3.9.

•The Process Equipment Group’s net revenue increased $8.3 (4%), primarily due to the increased demand for large plastics projects and one additional month of Red Valve revenue ($3.7) compared to the prior year, partially offset by unfavorable foreign currency impact ($4.2) and lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal).

•Batesville’s net revenue was flat compared to the prior year as higher estimated deaths were offset by the estimated increased rate at which families opted for cremation.

Gross profit increased $5.9 (4%), which included unfavorable foreign currency impact of $1.3. Gross profit margin improved 70 basis points to 37.6%.

•The Process Equipment Group’s gross profit increased $6.7 (8%), primarily driven by increased demand for large plastics projects, increased profits from one additional month of Red Valve results in the current year, inventory step-up charges related to the Red Valve acquisition in fiscal 2016 that did not repeat in fiscal 2017, and restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable foreign currency impact ($1.3) and lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal). Gross profit margin improved 160 basis points to 36.1% in 2017, primarily driven by pricing improvements, savings related to restructuring actions taken in 2016, inventory step-up charges related to the Red Valve acquisition in fiscal 2016 that did not repeat in fiscal 2017, and a decrease in restructuring and restructuring related charges, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($0.8 in 2016) and inventory step-up charges related to the Red Valve acquisition ($1.1 in 2016). Excluding these items, adjusted gross profit increased $4.8 (6%) and adjusted gross profit margin improved 80 basis points to 36.1% in 2017.

•Batesville’s gross profit decreased $0.8 (1%) and gross profit margin decreased 50 basis points to 40.1%.  The decrease in gross profit and gross profit margin was primarily due to higher commodity and fuel costs.

Gross profit included restructuring and restructuring related charges ($0.3 in 2017 and $0.4 in 2016). Excluding these charges, adjusted gross profit decreased $0.9 (1%) and adjusted gross profit margin decreased 60 basis points to 40.3%, primarily driven by higher commodity and fuel costs.

Operating expenses decreased $1.7 (2%), primarily due to favorable foreign currency impact of $0.7, lower compensation and benefits resulting from fiscal 2016 restructuring actions, current year productivity initiatives, a decrease in business acquisition and integration costs, and a decrease in restructuring and restructuring related charges, partially offset by one additional month of Red Valve operating expenses in the current year and an increase in variable compensation.

Operating expenses as a percentage of net revenue improved 90 basis points to 21.7%.  Operating expenses included the following items:

	Three Months Ended March 31,
	2017	2016
Business acquisition and integration costs	$0.3	$1.1
Restructuring and restructuring related charges	1.0	2.8

On an adjusted basis, which excluded business acquisition and integration costs and restructuring and restructuring related charges, operating expenses increased $0.9 (1%). The increase in adjusted operating expenses was primarily driven by one additional month of Red Valve operating expenses in the current year and an increase in variable compensation, partially offset by favorable foreign currency impact of $0.7, lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives. Adjusted operating expenses as a percentage of net revenue improved 30 basis points in 2017 to 21.3%.

Amortization expense decreased $1.4, primarily due to backlog amortization related to Red Valve in fiscal 2016 that did not repeat in fiscal 2017.

Interest expense decreased $0.1, primarily due to a decrease in our weighted average outstanding borrowings.

Other (expense) income, net was $0.6 of other expense in fiscal 2017, compared to $0.9 of other expense in fiscal 2016. The decrease in expense was driven primarily by an improvement in the performance of limited partnership investments, partially offset by an increase in foreign exchange loss.

The effective tax rate was 30.5% in fiscal 2017 compared to 31.1% in fiscal 2016.  The decrease in the effective tax rate was primarily due to an increase in the reserve for unrecognized tax benefits that occurred in 2016 but did not repeat in 2017 and the tax benefit recognized on share-based compensation in 2017. These favorable items were partially offset by a reduction of the tax benefit from the domestic manufacturer’s deduction that resulted from the contribution to our U.S. defined benefit pension plan and an unfavorable geographic mix of pretax income. Our adjusted effective income tax rate was 30.9% in fiscal 2017 compared to 31.8% in fiscal 2016, which excludes the tax impact of adjustments discussed above.

 Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Net revenue increased $12.7 (2%), which included unfavorable foreign currency impact of $7.2.

•The Process Equipment Group’s net revenue increased $15.9 (4%), primarily due to increased demand for large plastics projects and four additional months of Red Valve revenue ($14.1) compared to the prior year, partially offset by unfavorable foreign currency impact ($7.5) and lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal).

•Batesville’s net revenue decreased $3.2 (1%), primarily due to a decrease in volume ($6.6), partially offset by an increase in average selling price ($3.1). Lower volume was driven by a decrease in burial sales resulting from product line simplification and what we estimate to be a decrease in North American burials, driven by the increased rate at which families opted for cremation.

Gross profit increased $3.7 (1%), which included unfavorable foreign currency impact of $2.4. Gross profit margin decreased 20 basis points to 36.5%.

•The Process Equipment Group’s gross profit increased $13.3 (8%), primarily driven by increased demand for large plastics projects, increased profits from four additional months of Red Valve results in the current year, restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, and inventory step-up charges related to the Abel and Red Valve acquisitions in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable foreign currency impact ($2.4) and lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal). Gross profit margin improved 170 basis points to 36.5% in 2017, primarily driven by pricing improvements, the higher margin associated with Red Valve, a decrease in restructuring and restructuring related charges, inventory step-up charges related to the Abel and Red Valve acquisitions in fiscal 2016 that did not repeat in fiscal 2017, and savings related to restructuring actions taken in 2016, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($2.8 in 2016) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.5 in 2016). Excluding these items, adjusted gross profit increased $8.0 (5%) and adjusted gross profit margin improved 50 basis points to 36.5% in 2017.

•Batesville’s gross profit decreased $9.6 (8%) and gross profit margin decreased 290 basis points to 36.6%.  The decrease in gross profit and gross profit margin was primarily due to an increase in restructuring and restructuring related charges, higher commodity and fuel costs, and the decline in volume, partially offset by the increase in average selling price.

Gross profit included restructuring and restructuring related charges ($6.7 in 2017 and $0.4 in 2016). Excluding these charges, adjusted gross profit decreased $3.3 (3%) and adjusted gross profit margin decreased 70 basis points to 39.0%, primarily driven by higher commodity and fuel costs and the decline in volume, partially offset by the increase in average selling price.

Operating expenses decreased $1.0 (1%), primarily due to favorable foreign currency impact of $1.4, lower compensation and benefits resulting from fiscal 2016 restructuring actions, current year productivity initiatives, a decrease in acquisition and integration costs and a decrease in restructuring and restructuring related charges, partially offset by four additional months of Red Valve operating expenses in the current year and an increase in variable compensation.  Operating expenses as a percentage of net revenue improved 50 basis points to 22.4%.  Operating expenses included the following items:

	Six Months Ended March 31,
	2017	2016
Business acquisition and integration costs	$0.6	$2.8
Restructuring and restructuring related charges	2.7	4.2

On an adjusted basis, which excluded business acquisition and integration costs and restructuring and restructuring related charges, operating expenses increased $2.7 (2%).  The increase in adjusted operating expenses was primarily driven by four additional months of Red Valve operating expenses in the current year and an increase in variable compensation, partially offset by favorable foreign currency impact of $1.4, lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives. Adjusted operating expenses as a percentage of net revenue was flat from 2016 to 2017.

Amortization expense decreased $4.0, primarily due to backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, partially offset by amortization on the acquired intangibles of Red Valve.

Interest expense increased $0.1, primarily due to an increase in variable interest rates.

Other (expense) income, net was $1.9 of other expense in fiscal 2017, compared to $1.6 of other expense in fiscal 2016. The increase in expense was driven by an increase in foreign exchange loss, partially offset by an improvement in the performance of limited partnership investments.

The effective tax rate was 27.9% in fiscal 2017 compared to 30.3% in fiscal 2016.  The decrease in the effective tax rate was primarily due to the tax benefit recognized on share-based compensation in 2017 and an increase in the reserve for unrecognized tax benefits that occurred in 2016 but did not repeat in 2017. These favorable items were partially offset by a reduction of the tax benefit from the domestic manufacturer’s deduction that resulted from the contribution to our U.S. defined benefit pension plan. Our adjusted effective income tax rate was 29.0% in fiscal 2017 compared to 31.2% in fiscal 2016, which excludes the tax impact of adjustments discussed above.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended March 31,				Six Months Ended March 31,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$244.1	100.0	$235.8	100.0	$465.7	100.0	$449.8	100.0
Gross profit	88.0	36.1	81.3	34.5	170.0	36.5	156.7	34.8
Operating expenses	54.5	22.3	53.9	22.9	105.7	22.7	103.7	23.1
Amortization expense	7.2	2.9	8.6	3.6	14.3	3.1	18.3	4.1

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net revenue increased $8.3 (4%), primarily due to the increased demand for large plastics projects and one additional month of Red Valve revenue ($3.7) compared to the prior year, partially offset by unfavorable foreign currency impact ($4.2) and lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal). Order backlog increased $32.5 (6%) from $525.4 on March 31, 2016, to $557.9 on March 31, 2017, which included unfavorable foreign currency impact of $24.7. Order backlog increased due to an increase in large orders in the plastics industry as well as equipment that processes proppants (used in hydraulic fracturing).

On a sequential basis, order backlog increased $38.1 (7%) to $557.9 at March 31, 2017, up from $519.8 at December 31, 2016.

Gross profit increased $6.7 (8%), primarily driven by increased demand for large plastics projects, increased profits from one additional month of Red Valve results in the current year, inventory step-up charges related to the Red Valve acquisition in fiscal 2016 that did not repeat in fiscal 2017, and restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable foreign currency impact ($1.3) and lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal). Gross profit margin improved 160 basis points to 36.1% in 2017, primarily driven by pricing improvements, savings related to restructuring actions taken in 2016, inventory step-up charges related to the Red Valve acquisition in fiscal 2016 that did not repeat in fiscal 2017, and a decrease in restructuring and restructuring related charges, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($0.8 in 2016) and inventory step-up charges related to the Red Valve acquisition ($1.1 in 2016). Excluding these items, adjusted gross profit increased $4.8 (6%) and adjusted gross profit margin improved 80 basis points to 36.1% in 2017.

Operating expenses increased $0.6 (1%), primarily driven by one additional month of Red Valve operating expenses in the current year and an increase in variable compensation, partially offset by favorable foreign currency impact of $0.7 and a decrease in restructuring and restructuring related charges. Operating expenses as a percentage of net revenue improved 60 basis points to 22.3% in 2017.

Operating expenses included restructuring and restructuring related charges ($0.3 in 2017 and $2.0 in 2016).  Excluding these items, adjusted operating expenses increased $2.2 (4%), which was primarily driven by one additional month of Red Valve operating expenses in the current year and an increase in variable compensation, partially offset by favorable foreign currency impact of $0.7. Adjusted operating expenses as a percentage of net revenue increased 10 basis points to 22.1% in 2017.

Amortization expense decreased $1.4 primarily due to backlog amortization related to Red Valve in fiscal 2016 that did not repeat in fiscal 2017.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Net revenue increased $15.9 (4%), primarily due to increased demand for large plastics projects and four additional months of Red Valve revenue ($14.1) compared to the prior year, partially offset by unfavorable foreign currency impact ($7.5) and lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal).

Gross profit increased $13.3 (8%), primarily driven by increased demand for large plastics projects, increased profits from four additional months of Red Valve results in the current year, restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, and inventory step-up charges related to the Abel and Red Valve acquisitions in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable foreign currency impact ($2.4) and lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal). Gross profit margin improved 170 basis points to 36.5% in 2017, primarily driven by pricing improvements, the higher margin associated with Red Valve, a decrease in restructuring and restructuring related charges, inventory step-up charges related to the Abel and Red Valve acquisitions in fiscal 2016 that did not repeat in fiscal 2017, and savings related to restructuring actions taken in 2016, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($2.8 in 2016) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.5 in 2016). Excluding these items, adjusted gross profit increased $8.0 (5%) and adjusted gross profit margin improved 50 basis points to 36.5% in 2017.

Operating expenses increased $2.0 (2%), primarily driven by four additional months of Red Valve operating expenses in the current year and an increase in variable compensation, partially offset by favorable foreign currency impact of $1.4 and a decrease in restructuring and restructuring related charges. Operating expenses as a percentage of net revenue improved 40 basis points to 22.7% in 2017.

Operating expenses included restructuring and restructuring related charges ($0.4 in 2017 and $3.2 in 2016).  Excluding these items, adjusted operating expenses increased $4.6 (5%), which was primarily driven by four additional months of Red Valve operating expenses in the current year and an increase in variable compensation, partially offset by favorable foreign currency impact of $1.4. Adjusted operating expenses as a percentage of net revenue increased 20 basis points to 22.5% in 2017.

Amortization expense decreased $4.0 primarily due to backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, partially offset by amortization on the acquired intangibles of Red Valve.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended March 31,				Six Months Ended March 31,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$151.2	100.0	$151.2	100.0	$285.7	100.0	$288.9	100.0
Gross profit	60.6	40.1	61.4	40.6	104.6	36.6	114.2	39.5
Operating expenses	20.4	13.5	22.2	14.7	41.7	14.6	45.6	15.8
Amortization expense	—	—	—	—	0.1	—	0.1	—

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net revenue was flat compared to the prior year as higher estimated deaths were offset by the estimated increased rate at which families opted for cremation.

Gross profit decreased $0.8 (1%) and gross profit margin decreased 50 basis points to 40.1%.  The decrease in gross profit and gross profit margin was primarily due to higher commodity and fuel costs.

Gross profit included restructuring and restructuring related charges ($0.3 in 2017 and $0.4 in 2016). Excluding these charges, adjusted gross profit decreased $0.9 (1%) and adjusted gross profit margin decreased 60 basis points to 40.3%, primarily driven by higher commodity and fuel costs.

Operating expenses decreased $1.8 (8%) to $20.4 and operating expenses as a percentage of net revenue improved 120 basis points to 13.5%, primarily due to lower compensation and benefits resulting from fiscal 2016 restructuring actions, current year productivity initiatives, and a decrease in restructuring and restructuring related charges, partially offset by an increase in variable compensation.

Operating expenses included $0.7 of restructuring and restructuring related charges in 2016. Excluding these charges, adjusted operating expenses decreased $1.1 (5%), which was primarily due to lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives, partially offset by an increase in variable compensation. Adjusted operating expenses as a percentage of net revenue improved 70 basis points to 13.5% in 2017.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Net revenue decreased $3.2 (1%), primarily due to a decrease in volume ($6.6), partially offset by an increase in average selling price ($3.1). Lower volume was driven by a decrease in burial sales resulting from product line simplification and what we estimate to be a decrease in North American burials, driven by the increased rate at which families opted for cremation.

Gross profit decreased $9.6 (8%) and gross profit margin decreased 290 basis points to 36.6%.  The decrease in gross profit and gross profit margin was primarily due to an increase in restructuring and restructuring related charges, higher commodity and fuel costs, and the decline in volume, partially offset by the increase in average selling price.

Gross profit included restructuring and restructuring related charges ($6.7 in 2017 and $0.4 in 2016). Excluding these charges, adjusted gross profit decreased $3.3 (3%) and adjusted gross profit margin decreased 70 basis points to 39.0%, primarily driven by higher commodity and fuel costs and the decline in volume, partially offset by the increase in average selling price.

Operating expenses decreased $3.9 (9%) to $41.7 and operating expenses as a percentage of net revenue improved 120 basis points to 14.6%, primarily due to lower compensation and benefits resulting from fiscal 2016 restructuring actions, current year productivity initiatives, and a decrease in restructuring and restructuring related charges.

Operating expenses included $0.7 of restructuring and restructuring related charges in 2016. Excluding these charges, adjusted operating expenses decreased $3.2 (7%), which was primarily due to lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives. Adjusted operating expenses as a percentage of net revenue improved 90 basis points to 14.6% in 2017.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$9.9	2.5	$10.1	2.6	$18.3	2.4	$17.1	2.3
Business acquisition and integration costs	0.1	—	1.0	0.3	0.4	0.1	2.7	0.4
Restructuring and restructuring related charges	0.7	0.2	0.1	—	2.3	0.3	0.3	—
Operating expenses	$10.7	2.7	$11.2	2.9	$21.0	2.8	$20.1	2.7

Core operating expenses primarily represent operating expenses excluding restructuring and restructuring related charges and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating expenses decreased $0.5 (4%), primarily due to a decrease in business acquisition and integration costs and a decrease in variable compensation, partially offset by an increase in restructuring and restructuring related charges. These expenses as a percentage of net revenue were 2.7%, an improvement of 20 basis points from fiscal 2016.

Core operating expenses decreased $0.2 (2%), primarily due to a decrease in variable compensation.  These expenses as a percentage of net revenue were 2.5%, an improvement of 10 basis points from fiscal 2016.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Operating expenses increased $0.9 (4%), primarily due to an increase in restructuring and restructuring related charges and an increase in variable compensation, partially offset by a decrease in business acquisition and integration costs. These expenses as a percentage of net revenue were 2.8%, an increase of 10 basis points from fiscal 2016.

Core operating expenses increased $1.2 (7%), primarily due to an increase in variable compensation.  These expenses as a percentage of net revenue were 2.4%, an increase of 10 basis points from fiscal 2016.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Consolidated net income	$34.0	$27.2	$55.9	$48.2
Interest income	(0.1)	(0.2)	(0.3)	(0.5)
Interest expense	6.3	6.4	12.4	12.3
Income tax expense	14.9	12.3	21.6	21.0
Depreciation and amortization	13.6	15.9	28.6	31.9
EBITDA	$68.7	$61.6	$118.2	$112.9
Business acquisition and integration	0.3	1.1	0.6	2.8
Inventory step-up	—	1.1	—	2.5
Restructuring and restructuring related	1.3	4.0	7.9	7.4
Adjusted EBITDA	$70.3	$67.8	$126.7	$125.6

Consolidated net income increased $6.8 (25%) for the three months ended March 31, 2017, compared to the same period in fiscal 2016. The increase was primarily driven by the increased demand for large plastics projects, pricing improvements, savings related to restructuring actions taken in 2016, increased earnings associated with the acquisition of Red Valve, a decrease in restructuring and restructuring related charges, inventory step-up charges related to Red Valve in 2016 that did not repeat in 2017, a reduction in business acquisition and integration costs, and improvement in the effective tax rate. This increase in consolidated net income was partially offset by unfavorable foreign currency impact ($0.3), unfavorable product mix, and lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal).

Consolidated adjusted EBITDA increased $2.5 (4%) for the three months ended March 31, 2017, compared to the same period in fiscal 2016. The increase was primarily driven by increased demand for large plastics projects, pricing improvements, savings related to restructuring actions taken in 2016, and increased earnings associated with the acquisition of Red Valve. This increase in consolidated adjusted EBITDA was partially offset by unfavorable foreign currency impact ($0.5), unfavorable product mix, and lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal).

Consolidated net income increased $7.7 (16%) for the six months ended March 31, 2017, compared to the same period in fiscal 2016. The increase was primarily driven by the increased earnings associated with the acquisition of Red Valve, pricing improvements, increased demand for large plastics projects, backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, savings related to restructuring actions taken in 2016, a reduction in business acquisition and integration costs, inventory step-up charges related to Abel and Red Valve in 2016 that did not repeat in 2017, and improvement in the effective tax rate. This increase in consolidated net income was partially offset by unfavorable foreign currency impact ($0.5), unfavorable product mix, lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal), an increase in restructuring and restructuring related charges, a decrease in volume at Batesville, and an increase in variable compensation.

Consolidated adjusted EBITDA increased $1.1 (1%) for the six months ended March 31, 2017, compared to the same period in fiscal 2016. The increase was primarily driven by the increased earnings associated with the acquisition of Red Valve, pricing improvements, increased demand for large plastics projects, and savings related to restructuring actions taken in 2016. This increase in consolidated adjusted EBITDA was partially offset by unfavorable foreign currency impact ($0.9), unfavorable product mix, lower demand for industrial equipment in other end markets, including parts and equipment used in power and mining (including coal), a decrease in volume at Batesville, and an increase in variable compensation.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first six months of 2017 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes, including the Series A Notes, and our revolving credit facility and term loan (the “Facility”) as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $472.4 of maximum borrowing capacity available under the Facility as of March 31, 2017, of which $353.2 of borrowing capacity is immediately available based on our leverage covenant at March 31, 2017, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $9.1 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $300.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of March 31, 2017, we had guarantee arrangements totaling $206.4, under which $118.9 was utilized for this purpose. These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the LG Facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. The majority of foreign earnings are considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no significant U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. We do not intend, nor do we foresee a need, to repatriate these earnings; however, repatriation of these earnings under current regulatory and tax law for use in domestic operations would expose us to additional taxes. The cash at our international subsidiaries totaled $45.6 at March 31, 2017.

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

Our anticipated contribution to our pension plans in 2017 is $89.5, of which $85.3 was made during the six months ended March 31, 2017, utilizing borrowings under our Facility. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2016, which will require approximately $13.0 each quarter based on our outstanding common stock at March 31, 2017. We increased our quarterly dividend in 2017 to $0.2050 per common share from $0.2025 per common share paid in 2016. On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. We may elect to repurchase our common stock, depending on market conditions and other needs for cash consistent with our growth strategy. We repurchased approximately 468,000 shares of our common stock during the second quarter of fiscal 2017, at a total cost of approximately $17.0. At March 31, 2017, we had approximately $111.6 remaining for share repurchases under the existing authorization by the Board of Directors.

We believe existing cash, cash flows from operations, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Six Months Ended March 31,
(in millions)	2017	2016
Cash flows provided by (used in)
Operating activities	$19.8	$87.2
Investing activities	(7.0)	(245.2)
Financing activities	(12.8)	154.5
Effect of exchange rates on cash and cash equivalents	(0.6)	(1.6)
Decrease in cash and cash equivalents	$(0.6)	$(5.1)

Operating Activities

Operating activities provided $19.8 of cash during the first six months of fiscal year 2017, and provided $87.2 of cash during the first six months of fiscal year 2016, a $67.4 (77%) decrease.  The decrease in operating cash flow was primarily due to our $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017, partially offset by a decrease of $17.1 in cash paid for taxes.

Working capital requirements for the Process Equipment Group may fluctuate in the future due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $238.2 decrease in cash used in investing activities in the first six months of fiscal 2017 was primarily due to the acquisition of Abel in October 2015 and Red Valve in February 2016.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed to fund an acquisition.  Daily borrowing and repayment activity under the Facility may fluctuate significantly between periods as we fulfill the capital needs of our business units. Cash used in financing activities during the first six months of 2017 was $12.8, including $20.2 of proceeds, net of debt repayments.  Cash provided by financing activities in the first six months of fiscal 2016 was $154.5. The decrease in cash provided by financing activities was primarily due to borrowings used to fund the acquisition of Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017 and an increase in repurchases of common stock, partially offset by the borrowings used to fund the $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017, and an increase in proceeds received from stock plans.

We returned approximately $26.0 to shareholders during the first six months of 2017 in the form of quarterly dividends.  We increased our quarterly dividend in 2017 to $0.2050 per common share from $0.2025 per common share paid during 2016. We repurchased approximately 468,000 shares of our common stock in 2017, at a total cost of approximately $17.0.

Off-Balance Sheet Arrangements

There were no significant changes in off-balance sheet arrangements, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, in our Annual Report on Form 10-K for 2016.

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

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

January	—	$—	—	$28.6
February	290,742	$36.16	290,742	$118.1
March	177,525	$36.64	177,525	$111.6
Total	468,267	$36.34	468,267	$111.6

On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of March 31, 2017, we had repurchased approximately 3,300,000 shares for approximately $88.4 in the aggregate. Such shares were classified as treasury stock. We repurchased approximately 468,000 shares of our common stock during the second quarter of fiscal 2017, at a total cost of approximately $17.0. At March 31, 2017, we had approximately $111.6 remaining for share repurchases under the existing authorization by the Board of Directors.

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

HILLENBRAND, INC.

Date: May 3, 2017	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: May 3, 2017		/s/ Eric M. Teegarden
Eric M. Teegarden
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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