Form 10-Q
period 2017-06-30
Hillenbrand, Inc.
filed 2017-08-02
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

The registrant had 63,027,756 shares of common stock, no par value per share, outstanding as of July 27, 2017.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$395.9	$371.0	$1,147.3	$1,109.7
Cost of goods sold	243.5	227.5	720.3	695.3
Gross profit	152.4	143.5	427.0	414.4
Operating expenses	86.3	87.2	254.7	256.6
Amortization expense	7.3	7.2	21.7	25.6
Interest expense	6.5	6.6	18.9	18.9
Other (expense) income, net	(1.1)	(0.3)	(3.0)	(1.9)
Income before income taxes	51.2	42.2	128.7	111.4
Income tax expense	16.6	10.9	38.2	31.9
Consolidated net income	34.6	31.3	90.5	79.5
Less: Net income attributable to noncontrolling interests	1.7	0.6	2.5	2.7
Net income(1)	$32.9	$30.7	$88.0	$76.8

Net income(1) — per share of common stock:
Basic earnings per share	$0.52	$0.49	$1.38	$1.21
Diluted earnings per share	$0.52	$0.48	$1.37	$1.21
Weighted average shares outstanding (basic)	63.4	63.4	63.6	63.3
Weighted average shares outstanding (diluted)	63.9	63.9	64.1	63.8

Cash dividends declared per share	$0.2050	$0.2025	$0.6150	$0.6075

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income	$34.6	$31.3	$90.5	$79.5
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	25.1	(13.7)	11.7	(9.3)
Pension and postretirement (net of quarter-to-date tax of $0.4 and $0.4 and year-to-date tax of $5.4 and $1.6)	0.8	0.4	9.7	0.9
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of $0.3 and $0.5 and year-to-date tax of $1.1 and $0.6)	0.6	(1.6)	2.1	(0.6)
Total changes in other comprehensive income (loss), net of tax	26.5	(14.9)	23.5	(9.0)
Consolidated comprehensive income	61.1	16.4	114.0	70.5
Less: Comprehensive income attributable to noncontrolling interests	1.8	0.3	2.8	2.3
Comprehensive income (2)	$59.3	$16.1	$111.2	$68.2

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	June 30, 2017	September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$71.5	$52.0
Trade receivables, net	188.2	205.0
Unbilled receivables from long-term manufacturing contracts	144.3	125.8
Inventories	159.3	153.1
Deferred income taxes	—	23.9
Prepaid expenses	26.8	18.2
Other current assets	19.4	22.3
Total current assets	609.5	600.3
Property, plant, and equipment, net	147.6	152.5
Intangible assets, net	524.3	541.5
Goodwill	639.1	634.3
Other assets	33.6	31.1
Total Assets	$1,954.1	$1,959.7

LIABILITIES
Current Liabilities
Trade accounts payable	$141.7	$135.7
Liabilities from long-term manufacturing contracts and advances	97.9	78.6
Current portion of long-term debt	16.9	13.8
Accrued compensation	63.2	57.3
Deferred income taxes	—	22.8
Other current liabilities	118.0	125.5
Total current liabilities	437.7	433.7
Long-term debt	578.4	595.1
Accrued pension and postretirement healthcare	137.4	232.7
Deferred income taxes	61.6	22.6
Other long-term liabilities	28.1	29.4
Total Liabilities	1,243.2	1,313.5

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.8 and 63.7 shares issued, 63.0 and 63.0 shares outstanding)	—	—
Additional paid-in capital	348.0	348.7
Retained earnings	481.9	433.3
Treasury stock (0.8 and 0.7 shares)	(27.2)	(19.9)
Accumulated other comprehensive loss	(106.6)	(129.8)
Hillenbrand Shareholders’ Equity	696.1	632.3
Noncontrolling interests	14.8	13.9
Total Shareholders’ Equity	710.9	646.2

Total Liabilities and Equity	$1,954.1	$1,959.7

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2017	2016
Operating Activities
Consolidated net income	$90.5	$79.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42.1	46.2
Trade name impairment	—	2.2
Deferred income taxes	30.3	(7.1)
Share-based compensation	8.1	6.2
Net loss on investments	0.2	0.1
Trade accounts receivable and receivables on long-term manufacturing contracts	3.3	56.6
Inventories	(4.7)	1.0
Prepaid expenses and other current assets	(5.6)	6.6
Trade accounts payable	3.9	7.2
Accrued expenses and other current liabilities	21.5	(23.8)
Income taxes payable	(4.3)	8.9
Defined benefit plan and postretirement funding	(88.0)	(8.2)
Defined benefit plan and postretirement expense	5.8	8.7
Other, net	0.6	5.6
Net cash provided by operating activities	103.7	189.7

Investing Activities
Capital expenditures	(14.2)	(15.6)
Proceeds from sales of property, plant, and equipment	2.3	1.0
Acquisition of business, net of cash acquired	—	(237.0)
Other, net	(0.4)	0.1
Net cash used in investing activities	(12.3)	(251.5)

Financing Activities
Repayments on term loan	(10.1)	(6.8)
Proceeds from revolving credit facilities	721.2	480.5
Repayments on revolving credit facilities	(725.5)	(363.7)
Payments of dividends on common stock	(39.0)	(38.3)
Repurchases of common stock	(28.0)	(16.6)
Net proceeds on stock plans	11.4	7.6
Other, net	(2.5)	1.1
Net cash (used in) provided by financing activities	(72.5)	63.8

Effect of exchange rates on cash and cash equivalents	0.6	(2.7)

Net cash flows	19.5	(0.7)

Cash and cash equivalents:
At beginning of period	52.0	48.3
At end of period	$71.5	$47.6

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

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries.  They also include two subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 became effective and was adopted for our fiscal year beginning October 1, 2016. The adoption of this standard did not have an impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest. ASU 2015-03 simplifies the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This standard permits an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and to subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These new standards do not affect the recognition and measurement of debt issuance costs. ASU 2015-03 and ASU 2015-15 became effective and were retrospectively adopted for our fiscal year beginning October 1, 2016. The retrospective adoption resulted in $1.2 of debt issuance costs being reclassified from other assets to a reduction of the carrying value of long-term debt as of September 30, 2016. Debt issuance costs related to line-of-credit arrangements were not reclassified.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes. ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position in order to simplify the presentation of deferred income taxes. ASU 2015-17 was early adopted for our fiscal year beginning October 1, 2016.  The adoption of this standard resulted in a reclassification of $2.6 from current deferred income taxes to non-current deferred income taxes on the Consolidated Balance Sheets as of June 30, 2017. No periods prior to adoption were retrospectively adjusted.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires significant disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 will be effective for our fiscal year beginning October 1, 2018, including interim periods within that reporting period, and allows for either full retrospective adoption or modified retrospective adoption, with early adoption permitted on October 1, 2017. We have not yet selected a transition method, but we have begun the assessment process and are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements. Based on our initial assessment, which included a comparison of our existing accounting policies and practices against the new standard, we believe the key areas of consideration for our financial statements include percentage-of-completion accounting, separate performance obligations, and related revenue recognized over time. The Company has not yet quantified the impact the adoption of ASU 2014-09 will have on the consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications (in accordance with Topic 718). The new guidance will provide relief to entities that make non-substantive changes to share-based payment awards. ASU 2017-09 will be effective for our fiscal year beginning on October 1, 2018, with early adoption permitted. The amendment would be applied prospectively to an award modified on or after the adoption date. We do not expect ASU 2017-09 to have a significant impact on our consolidated financial statements.

3.	Business Acquisitions

We incurred $0.4 and $1.0 of business acquisition and integration costs during the three and nine months ended June 30, 2017, and $0.7 and $3.5 for the same periods in the prior year, recorded in operating expenses.

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

Both of these acquisitions continue Hillenbrand’s strategy to transform into a world-class global diversified industrial company by increasing our ability to expand into new markets and geographies within the highly attractive flow control space. The fair value of these acquisitions did not ascribe a significant amount to tangible assets as we often seek to acquire companies with a relatively low physical asset base in order to limit the need to invest significant additional cash post-acquisition.

4.	Supplemental Balance Sheet Information

	June 30, 2017	September 30, 2016
Trade accounts receivable reserves	$19.6	$21.0

Accumulated depreciation on property, plant, and equipment	$310.8	$299.4

Inventories:
Raw materials and components	$50.9	$51.4
Work in process	60.4	54.0
Finished goods	48.0	47.7
Total inventories	$159.3	$153.1

5.	Intangible Assets and Goodwill

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2017 and September 30, 2016.

	June 30, 2017		September 30, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.1)	$0.2	$(0.1)
Customer relationships	463.2	(118.9)	459.5	(100.7)
Technology, including patents	78.9	(37.9)	77.9	(33.3)
Software	48.9	(41.6)	47.4	(39.8)
Other	0.2	(0.2)	0.4	(0.3)
	591.4	(198.7)	585.4	(174.2)
Indefinite-lived assets:
Trade names	131.6	—	130.3	—

Total	$723.0	$(198.7)	$715.7	$(174.2)

The net change in intangible assets during the nine months ended June 30, 2017 was driven by normal amortization and foreign currency translation.

In the third quarter of 2016, the Company recorded a trade name impairment charge of $2.2, included in operating expenses, on two trade names related to the Process Equipment Group segment. The decline in the estimated fair value of these trade names was largely driven by the decreased demand for equipment and parts used in coal mining and coal power. As of June 30, 2017, we had approximately $13 of trade name book value in the Process Equipment Group segment’s reporting units most significantly impacted by demand for coal mining and coal power.

As a result of the required annual impairment assessment performed in the third quarter of 2017, the fair value of trade names was determined to meet or exceed the carrying value for all trade names, resulting in no impairment to trade names.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2016	$626.0	$8.3	$634.3
Acquisitions, including purchase price adjustments	(0.9)	—	(0.9)
Foreign currency adjustments	5.7	—	5.7
Balance June 30, 2017	$630.8	$8.3	$639.1

As a result of the required annual impairment assessment performed in the third quarter of 2017, the Company tested the recoverability of its goodwill, and in all reporting units, the fair value of goodwill was determined to exceed the carrying value, resulting in no impairment of goodwill. Since the fair value of each reporting unit exceeded its carrying value, the second step of the goodwill impairment test was not necessary. The fair value of the reporting unit in the Process Equipment Group segment that is most directly impacted by demand in domestic coal mining and coal power exceeded its carrying value by 9%. The carrying value of goodwill at June 30, 2017 for this reporting unit was $71.3. In the event that the assumptions used (e.g., order backlog, revenue and profit growth rates, discount rate, industry valuation multiples) for this reporting unit do not meet our expectations for 2017 or 2018, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.

The Company performed a sensitivity analysis on the reporting unit most directly impacted by demand in domestic coal mining and coal power relative to the discount rate and long-term growth rate selected and determined a one percentage point decrease in the terminal growth rate or a one percentage point increase in the discount rate would not result in a fair value calculation less than the carrying value.

Refer to discussions under the heading “Critical Accounting Estimates” in Item 7, Part II of the Company’s Form 10-K filed with the SEC on November 16, 2016 for further detail on our annual impairment assessment.

6.	Financing Agreements

	June 30, 2017	September 30, 2016
$700 revolving credit facility (excluding outstanding letters of credit)	$195.0	$198.5
$180 term loan	151.9	162.0
$150 senior unsecured notes, net of discount (1)	148.8	148.5
$100 Series A Notes (2)	99.6	99.6
Other	—	0.3
Total debt	595.3	608.9
Less: current portion	16.9	13.8
Total long-term debt	$578.4	$595.1

(1) Includes debt issuance costs of $0.6 and $0.8 at June 30, 2017 and September 30, 2016.
(2) Includes debt issuance costs of $0.4 and $0.4 at June 30, 2017 and September 30, 2016.

With respect to the revolving credit facility, as of June 30, 2017, we had $8.5 in outstanding letters of credit issued and $496.5 of maximum borrowing capacity. $397.3 of this borrowing capacity is immediately available based on our leverage covenant at June 30, 2017, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the revolving credit facility were 1.46% and 1.43% for the three and nine months ended June 30, 2017, and 1.60% and 1.43% for the same periods in the prior year. The weighted average facility fee was 0.23% for the three and nine months ended June 30, 2017, and 0.24% and 0.21% for the same periods in the prior year. The weighted average interest rate on the term loan was 2.39% and 2.16% for the three and nine months ended June 30, 2017, and 1.90% and 1.71% for the same periods in the prior year. We have interest rate swaps on $50.0 of outstanding borrowings under the revolving credit facility in order to manage exposure to our variable interest payments. We have cross currency swaps on $55.0 of outstanding borrowings under the revolving credit facility to manage currency and interest rate risk exposure on foreign currency denominated debt.  The cross currency swaps are not designated as hedging instruments for accounting purposes.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of June 30, 2017, we had credit arrangements totaling $218.7, under which $129.4 was utilized for this purpose. These arrangements include our €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) and other ancillary guarantee facilities.

The Facility, the LG Facility, and the Private Shelf Agreement, dated as of December 6, 2012 (the “Shelf Agreement”), among the Company, Prudential Investment Management and each Prudential Affiliate (as defined thereunder), governing the 4.60% Series A unsecured notes (the “Series A Notes”), require us to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0. As of June 30, 2017, we were in compliance with all covenants.

The Facility, senior unsecured notes, Series A Notes, and LG Facility are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

We had restricted cash of $3.4 and $0.8 included in other current assets in the Consolidated Balance Sheets at June 30, 2017 and September 30, 2016.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard became effective and was retrospectively adopted for our fiscal year beginning October 1, 2016. As of June 30, 2017 and September 30, 2016, there were $1.0 and $1.2 in debt issuance costs recorded as a reduction in the carrying value of the related debt liability under the senior unsecured notes and Series A Notes. The $1.0 in debt issuance costs as of June 30, 2017 will be amortized over the remaining term of the senior unsecured notes and Series A Notes.

7.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service costs	$0.8	$0.9	$1.5	$0.5
Interest costs	2.3	2.4	0.2	0.5
Expected return on plan assets	(3.4)	(2.4)	(0.2)	(0.3)
Amortization of unrecognized prior service costs, net	0.1	0.1	0.1	—
Amortization of net loss	0.7	0.9	0.1	—
Net pension costs	$0.5	$1.9	$1.7	$0.7

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Service costs	$2.7	$2.9	$2.3	$1.6
Interest costs	6.6	7.1	0.5	1.4
Expected return on plan assets	(10.1)	(7.2)	(0.5)	(0.8)
Amortization of unrecognized prior service costs, net	0.3	0.4	0.1	—
Amortization of net loss	2.8	2.7	0.8	0.4
Net pension costs	$2.3	$5.9	$3.2	$2.6

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

During 2017 we also began implementing a plan to transition our U.S. employees not covered by a collective bargaining agreement and our employees covered by a collective bargaining agreement at one of our facilities from a defined benefit-based model to a defined contribution structure over a three-year sunset period. This change caused remeasurements for the Plan for the affected populations. The remeasurements did not cause a material change as the assumptions did not materially differ from the assumptions at September 30, 2016.

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.3 for the three and nine months ended June 30, 2017, and $0.0 and $0.2 for the same periods in the prior year.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.7 and $8.4 for the three and nine months ended June 30, 2017, and $2.4 and $7.0 for the same periods in the prior year.

8.	Income Taxes

The effective tax rates for the three months ended June 30, 2017 and 2016 were 32.4% and 25.8%. The increase in the effective tax rate during the three months ended June 30, 2017 was primarily a result of a change in the geographic mix of our income in addition to a one time reduction in a permanent tax benefit. The effective tax rates for the nine months ended June 30, 2017 and 2016 were 29.7% and 28.6%. The increase in the effective tax rate during the nine months ended June 30, 2017 was primarily a result of a change in the geographic mix of our income in addition to a one time reduction in a permanent tax benefit. These unfavorable items for the nine months ended June 30, 2017 were partially offset by the tax benefit recognized on share-based compensation in 2017 and an increase in the reserve for unrecognized tax benefits that occurred in 2016 but did not repeat in 2017.

9.	Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At June 30, 2017 and 2016, potential dilutive effects, representing approximately 600,000 and 800,000 shares, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income(1)	$32.9	$30.7	$88.0	$76.8
Weighted average shares outstanding (basic - in millions)	63.4	63.4	63.6	63.3
Effect of dilutive stock options and other unvested equity awards (in millions)	0.5	0.5	0.5	0.5
Weighted average shares outstanding (diluted - in millions)	63.9	63.9	64.1	63.8

Basic earnings per share	$0.52	$0.49	$1.38	$1.21
Diluted earnings per share	$0.52	$0.48	$1.37	$1.21

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.6	0.8	0.8	0.7

(1) Net income attributable to Hillenbrand

10.	Shareholders’ Equity

During the nine months ended June 30, 2017, we paid approximately $39.0 of cash dividends.  We also repurchased approximately 778,000 shares of our common stock during the nine months ended June 30, 2017, at a total cost of approximately $28.0. In connection with our share-based compensation plans discussed further in Note 12, we also issued approximately 755,000 shares of common stock, of which approximately 665,000 shares were from treasury stock.

11.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)
Other comprehensive income (loss) before reclassifications
Before tax amount	—	(8.9)	—	(8.9)	$(0.4)	$(9.3)
Tax expense	—	—	(0.5)	(0.5)	—	(0.5)
After tax amount	—	(8.9)	(0.5)	(9.4)	(0.4)	(9.8)
Amounts reclassified from accumulated other comprehensive income(1)	0.9	—	(0.1)	0.8	—	0.8
Net current period other comprehensive income (loss)	0.9	(8.9)	(0.6)	(8.6)	$(0.4)	$(9.0)
Balance at June 30, 2016	$(53.5)	$(61.0)	$(2.0)	$(116.5)
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)
Other comprehensive income (loss) before reclassifications
Before tax amount	11.3	11.4	3.4	26.1	$0.3	$26.4
Tax expense	(4.1)	—	(1.2)	(5.3)	—	(5.3)
After tax amount	7.2	11.4	2.2	20.8	0.3	21.1
Amounts reclassified from accumulated other comprehensive income(1)	2.5	—	(0.1)	2.4	—	2.4
Net current period other comprehensive income (loss)	9.7	11.4	2.1	23.2	$0.3	$23.5
Balance at June 30, 2017	$(57.8)	$(50.2)	$1.4	$(106.6)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended June 30, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.4)	$(0.4)
Cost of goods sold	0.6	0.1	—	0.7
Operating expenses	0.3	—	—	0.3
Other income (expense), net	—	—	(0.2)	(0.2)
Total before tax	$0.9	$0.1	$(0.6)	$0.4
Tax expense				(0.4)
Total reclassifications for the period, net of tax				$—

	Nine Months Ended June 30, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	1.8	0.2	—	2.0
Operating expenses	0.7	0.1	—	0.8
Other income (expense), net	—	—	—	—
Total before tax	$2.5	$0.3	$(0.1)	$2.7
Tax expense				(1.9)
Total reclassifications for the period, net of tax				$0.8

	Three Months Ended June 30, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	0.5	0.1	(0.2)	0.4
Operating expenses	0.2	—	—	0.2
Other income (expense), net	—	—	—	—
Total before tax	$0.7	$0.1	$(0.4)	$0.4
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.3

	Nine Months Ended June 30, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$—	$—
Cost of goods sold	2.4	0.2	(0.2)	2.4
Operating expenses	1.1	0.1	—	1.2
Other income (expense), net	—	—	0.1	0.1
Total before tax	$3.5	$0.3	$(0.1)	$3.7
Tax expense				(1.3)
Total reclassifications for the period, net of tax				$2.4

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7).

12.	Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation costs	$2.4	$2.5	$8.1	$6.2
Less impact of income tax benefit	0.9	0.9	2.9	2.3
Share-based compensation costs, net of tax	$1.5	$1.6	$5.2	$3.9

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

During the nine months ended June 30, 2017, we made the following grants:

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

13.	Other Income (Expense), Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Equity in net income (loss) of affiliates	$(1.2)	$0.4	$(0.2)	$(0.1)
Foreign currency exchange gain (loss), net	0.5	—	(0.9)	0.1
Other, net	(0.4)	(0.7)	(1.9)	(1.9)
Other (expense) income, net	$(1.1)	$(0.3)	$(3.0)	$(1.9)

14.	Commitments and Contingencies

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at June 30, 2017	Fair Value at June 30, 2017 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$71.5	$71.5	$—	$—
Investments in rabbi trust	4.1	4.1	—	—
Derivative instruments	3.4	—	3.4	—

Liabilities:
$150 senior unsecured notes	149.4	161.3	—	—
Revolving credit facility	195.0	—	195.0	—
Term loan	151.9	—	151.9	—
$100 Series A Notes	100.0	—	106.0	—
Derivative instruments	2.6	—	2.6	—

The fair values of the revolving credit facility and term loan approximated carrying value at June 30, 2017.  The fair values of the revolving credit facility, term loan, and Series A Notes are estimated based on internally developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility, term loan, or Series A Notes.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of derivatives was $259.0 at June 30, 2017. The derivatives are included in other current assets, other assets, and other current liabilities, as applicable, on the balance sheet.

16.	Segment and Geographical Information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net revenue
Process Equipment Group	$258.9	$230.7	$724.6	$680.5
Batesville	137.0	140.3	422.7	429.2
Total	$395.9	$371.0	$1,147.3	$1,109.7

Adjusted EBITDA
Process Equipment Group	$50.3	$41.8	$120.3	$109.8
Batesville	33.5	34.6	107.2	109.5
Corporate	(11.5)	(9.3)	(28.5)	(26.6)

Net revenue (1)
United States	$224.5	$208.9	$653.1	$627.8
Germany	114.0	106.3	334.2	307.1
All other foreign business units	57.4	55.8	160.0	174.8
Total	$395.9	$371.0	$1,147.3	$1,109.7

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	June 30, 2017	September 30, 2016
Total assets assigned
Process Equipment Group	$1,728.7	$1,694.6
Batesville	201.0	211.8
Corporate	24.4	53.3
Total	$1,954.1	$1,959.7

Tangible long-lived assets, net
United States	$83.5	$89.5
Germany	36.9	35.8
All other foreign business units	27.2	27.2
Total	$147.6	$152.5

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Process Equipment Group	$50.3	$41.8	$120.3	$109.8
Batesville	33.5	34.6	107.2	109.5
Corporate	(11.5)	(9.3)	(28.5)	(26.6)
Less:
Interest income	(0.2)	(0.3)	(0.5)	(0.8)
Interest expense	6.5	6.6	18.9	18.9
Income tax expense	16.6	10.9	38.2	31.9
Depreciation and amortization	13.5	14.3	42.1	46.2
Business acquisition and integration	0.4	0.7	1.0	3.5
Inventory step-up	—	(0.1)	—	2.4
Restructuring and restructuring related	0.9	1.5	8.8	8.9
Trade name impairment	—	2.2	—	2.2
Consolidated net income	$34.6	$31.3	$90.5	$79.5

17.	Condensed Consolidating Information -

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2017					Three Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$225.4	$226.6	$(56.1)	$395.9	$—	$206.0	$215.0	$(50.0)	$371.0
Cost of goods sold	—	115.2	158.7	(30.4)	243.5	—	101.3	150.7	(24.5)	227.5
Gross profit	—	110.2	67.9	(25.7)	152.4	—	104.7	64.3	(25.5)	143.5
Operating expenses	11.3	58.7	42.0	(25.7)	86.3	8.9	63.1	40.7	(25.5)	87.2
Amortization expense	—	3.3	4.0	—	7.3	—	2.9	4.3	—	7.2
Interest expense	5.6	—	0.9	—	6.5	6.0	—	0.6	—	6.6
Other income (expense), net	(0.2)	(2.0)	1.1	—	(1.1)	(0.1)	(0.4)	0.2	—	(0.3)
Equity in net income (loss) of subsidiaries	45.3	2.2	—	(47.5)	—	36.4	2.8	—	(39.2)	—
Income (loss) before income taxes	28.2	48.4	22.1	(47.5)	51.2	21.4	41.1	18.9	(39.2)	42.2
Income tax expense (benefit)	(4.7)	16.3	5.0	—	16.6	(9.3)	14.7	5.5	—	10.9
Consolidated net income	32.9	32.1	17.1	(47.5)	34.6	30.7	26.4	13.4	(39.2)	31.3
Less: Net income attributable to
noncontrolling interests	—	—	1.7	—	1.7	—	—	0.6	—	0.6
Net income (loss) (1)	$32.9	$32.1	$15.4	$(47.5)	$32.9	$30.7	$26.4	$12.8	$(39.2)	$30.7
Consolidated comprehensive income (loss)	$59.3	$32.5	$43.3	$(74.0)	$61.1	$16.1	$27.0	$(1.3)	$(25.4)	$16.4
Less: Comprehensive income attributable
to noncontrolling interests	—	—	1.8	—	1.8	—	—	0.3	—	0.3
Comprehensive income (loss) (2)	$59.3	$32.5	$41.5	$(74.0)	$59.3	$16.1	$27.0	$(1.6)	$(25.4)	$16.1

	Nine Months Ended June 30, 2017					Nine Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$656.8	$647.0	$(156.5)	$1,147.3	$—	$621.1	$638.5	$(149.9)	$1,109.7
Cost of goods sold	—	341.6	460.9	(82.2)	720.3	—	312.1	456.5	(73.3)	695.3
Gross profit	—	315.2	186.1	(74.3)	427.0	—	309.0	182.0	(76.6)	414.4
Operating expenses	32.3	174.5	122.2	(74.3)	254.7	23.8	186.9	122.5	(76.6)	256.6
Amortization expense	—	10.1	11.6	—	21.7	—	9.7	15.9	—	25.6
Interest expense	16.4	—	2.5	—	18.9	16.8	0.1	2.0	—	18.9
Other income (expense), net	(0.6)	(2.4)	—	—	(3.0)	(0.3)	(2.5)	0.9	—	(1.9)
Equity in net income (loss) of subsidiaries	116.8	5.9	—	(122.7)	—	94.8	7.7	—	(102.5)	—
Income (loss) before income taxes	67.5	134.1	49.8	(122.7)	128.7	53.9	117.5	42.5	(102.5)	111.4
Income tax expense (benefit)	(20.5)	47.0	11.7	—	38.2	(22.9)	42.6	12.2	—	31.9
Consolidated net income	88.0	87.1	38.1	(122.7)	90.5	76.8	74.9	30.3	(102.5)	79.5
Less: Net income attributable to
noncontrolling interests	—	—	2.5	—	2.5	—	—	2.7	—	2.7
Net income (loss) (1)	$88.0	$87.1	$35.6	$(122.7)	$88.0	$76.8	$74.9	$27.6	$(102.5)	$76.8
Consolidated comprehensive income (loss)	$111.2	$92.2	$51.4	$(140.8)	$114.0	$68.2	$85.0	$21.2	$(103.9)	$70.5
Less: Comprehensive income attributable
to noncontrolling interests	—	—	2.8	—	2.8	—	—	2.3	—	2.3
Comprehensive income (loss) (2)	$111.2	$92.2	$48.6	$(140.8)	$111.2	$68.2	$85.0	$18.9	$(103.9)	$68.2

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	June 30, 2017					September 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.1	$6.3	$65.1	$—	$71.5	$4.4	$5.6	$42.0	$—	$52.0
Trade receivables, net	—	111.7	76.5	—	188.2	—	120.6	84.4	—	205.0
Unbilled receivables from long-term
manufacturing contracts	—	5.1	139.2	—	144.3	—	10.6	115.2	—	125.8
Inventories	—	72.2	89.7	(2.6)	159.3	—	69.8	86.1	(2.8)	153.1
Deferred income taxes	—	—	—	—	—	1.6	17.4	—	4.9	23.9
Prepaid expense	3.1	9.8	13.9	—	26.8	2.2	6.5	9.5	—	18.2
Intercompany receivables	—	984.4	91.2	(1,075.6)	—	—	1,003.1	97.4	(1,100.5)	—
Other current assets	0.4	1.5	17.3	0.2	19.4	4.6	1.5	15.9	0.3	22.3
Total current assets	3.6	1,191.0	492.9	(1,078.0)	609.5	12.8	1,235.1	450.5	(1,098.1)	600.3
Property, plant and equipment, net	4.1	63.8	79.7	—	147.6	4.9	65.7	81.9	—	152.5
Intangible assets, net	3.8	214.9	305.6	—	524.3	4.1	220.4	317.0	—	541.5
Goodwill	—	283.9	355.2	—	639.1	—	271.8	362.5	—	634.3
Investment in consolidated subsidiaries	2,209.1	664.1	—	(2,873.2)	—	2,143.4	820.2	—	(2,963.6)	—
Other assets	18.7	22.5	3.7	(11.3)	33.6	18.9	22.7	0.8	(11.3)	31.1
Total Assets	$2,239.3	$2,440.2	$1,237.1	$(3,962.5)	$1,954.1	$2,184.1	$2,635.9	$1,212.7	$(4,073.0)	$1,959.7

Trade accounts payable	$0.5	$34.0	$107.2	$—	$141.7	$0.4	$28.4	$106.9	$—	$135.7
Liabilities from long-term manufacturing
contracts and advances	—	27.2	70.7	—	97.9	—	14.0	64.6	—	78.6
Current portion of long-term debt	16.9	—	—	—	16.9	13.5	—	0.3	—	13.8
Accrued compensation	5.9	18.9	38.4	—	63.2	4.7	17.3	35.3	—	57.3
Deferred income taxes	—	—	—	—	—	—	—	18.1	4.7	22.8
Intercompany payables	1,074.5	3.7	—	(1,078.2)	—	1,098.8	4.5	—	(1,103.3)	—
Other current liabilities	14.0	38.8	65.0	0.2	118.0	13.9	39.8	71.6	0.2	125.5
Total current liabilities	1,111.8	122.6	281.3	(1,078.0)	437.7	1,131.3	104.0	296.8	(1,098.4)	433.7
Long-term debt	429.4	—	149.0	—	578.4	416.6	—	178.5	—	595.1
Accrued pension and
postretirement healthcare	1.1	33.3	103.0	—	137.4	1.1	127.0	104.6	—	232.7
Deferred income taxes	—	22.4	50.5	(11.3)	61.6	—	5.8	27.8	(11.0)	22.6
Other long-term liabilities	0.9	16.9	10.3	—	28.1	2.8	16.3	10.3	—	29.4
Total Liabilities	1,543.2	195.2	594.1	(1,089.3)	1,243.2	1,551.8	253.1	618.0	(1,109.4)	1,313.5
Total Hillenbrand Shareholders’ Equity	696.1	2,245.0	628.2	(2,873.2)	696.1	632.3	2,382.8	580.8	(2,963.6)	632.3
Noncontrolling interests	—	—	14.8	—	14.8	—	—	13.9	—	13.9
Total Equity	696.1	2,245.0	643.0	(2,873.2)	710.9	632.3	2,382.8	594.7	(2,963.6)	646.2
Total Liabilities and Equity	$2,239.3	$2,440.2	$1,237.1	$(3,962.5)	$1,954.1	$2,184.1	$2,635.9	$1,212.7	$(4,073.0)	$1,959.7

Condensed Consolidating Statements of Cash Flow

	Nine Months Ended June 30, 2017					Nine Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$33.2	$129.0	$70.2	$(128.7)	$103.7	$(67.4)	$244.8	$122.3	$(110.0)	$189.7

Investing activities:
Capital expenditures	(0.5)	(7.2)	(6.5)	—	(14.2)	(2.3)	(5.9)	(7.4)	—	(15.6)
Proceeds from sales of property, plant, and equipment	—	1.9	0.4	—	2.3	—	0.6	0.4	—	1.0
Acquisition of business, net of cash acquired	—	—	—	—	—	—	(131.3)	(105.7)	—	(237.0)
Other, net	2.7	(0.4)	(2.7)	—	(0.4)	—	—	0.1	—	0.1
Net cash provided by (used in) investing activities	2.2	(5.7)	(8.8)	—	(12.3)	(2.3)	(136.6)	(112.6)	—	(251.5)

Financing activities:
Repayments on term loan	(10.1)	—	—	—	(10.1)	(6.8)	—	—	—	(6.8)
Proceeds from revolving credit facilities	233.0	—	488.2	—	721.2	315.5	—	165.0	—	480.5
Repayments on revolving credit facilities	(207.0)	—	(518.5)	—	(725.5)	(194.0)	—	(169.7)	—	(363.7)
Payment of dividends - intercompany	—	(122.6)	(6.1)	128.7	—	—	(104.6)	(5.4)	110.0	—
Payment of dividends on common stock	(39.0)	—	—	—	(39.0)	(38.3)	—	—	—	(38.3)
Repurchases of common stock	(28.0)	—	—	—	(28.0)	(16.6)	—	—	—	(16.6)
Net proceeds (payments) on stock plans	11.4	—	—	—	11.4	7.6	—	—	—	7.6
Other, net	—	—	(2.5)	—	(2.5)	2.1	—	(1.0)	—	1.1
Net cash provided by (used in) financing activities	(39.7)	(122.6)	(38.9)	128.7	(72.5)	69.5	(104.6)	(11.1)	110.0	63.8

Effect of exchange rates on cash and cash equivalents	—	—	0.6	—	0.6	—	—	(2.7)	—	(2.7)

Net cash flow	(4.3)	0.7	23.1	—	19.5	(0.2)	3.6	(4.1)	—	(0.7)
Cash and equivalents at beginning of period	4.4	5.6	42.0	—	52.0	0.3	7.1	40.9	—	48.3
Cash and equivalents at end of period	$0.1	$6.3	$65.1	$—	$71.5	$0.1	$10.7	$36.8	$—	$47.6

18.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$—	$0.2	$0.2	$0.3	$0.5	$0.8
Batesville	(0.1)	—	(0.1)	—	0.2	0.2
Corporate	—	—	—	—	0.1	0.1
Total	$(0.1)	$0.2	$0.1	$0.3	$0.8	$1.1

	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2016
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$—	$0.5	$0.5	$3.1	$3.6	$6.7
Batesville	6.3	—	6.3	0.1	0.9	1.0
Corporate	—	2.1	2.1	—	0.4	0.4
Total	$6.3	$2.6	$8.9	$3.2	$4.9	$8.1

The 2017 charges related primarily to the closure of a plant at Batesville and corporate functional restructuring. The 2016 charges primarily related to severance costs at the Process Equipment Group as we integrated and streamlined the business operations within the segment. At June 30, 2017, $3.3 of restructuring costs were accrued and expected to be paid over the next twelve months.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2017, to the same period in fiscal year 2016.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog intangible amortization, inventory step-up, business acquisition and integration, restructuring and restructuring related charges, and trade name impairment.  The related income tax for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2017, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2016.

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

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$395.9	100.0	$371.0	100.0	$1,147.3	100.0	$1,109.7	100.0
Gross profit	152.4	38.5	143.5	38.7	427.0	37.2	414.4	37.3
Operating expenses	86.3	21.8	87.2	23.5	254.7	22.2	256.6	23.1
Amortization expense	7.3	1.8	7.2	1.9	21.7	1.9	25.6	2.3
Interest expense	6.5	1.6	6.6	1.8	18.9	1.6	18.9	1.7
Other (expense) income, net	(1.1)	0.3	(0.3)	0.1	(3.0)	0.3	(1.9)	0.2
Income taxes	16.6	4.2	10.9	2.9	38.2	3.3	31.9	2.9
Net income(1)	32.9	8.3	30.7	8.3	88.0	7.7	76.8	6.9

(1) Net income attributable to Hillenbrand.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net revenue increased $24.9 (7%), which included unfavorable foreign currency impact of $3.9.

•The Process Equipment Group’s net revenue increased $28.2 (12%), primarily due to the increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, partially offset by unfavorable foreign currency impact ($3.6).

•Batesville’s net revenue decreased $3.3 (2%), primarily due to a decrease in volume ($4.6), partially offset by an increase in average selling price. Lower volume was driven by what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation.

Gross profit increased $8.9 (6%), which included unfavorable foreign currency impact of $1.3. Gross profit margin decreased 20 basis points to 38.5%.

•The Process Equipment Group’s gross profit increased $11.4 (13%), primarily driven by increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, as well as savings related to restructuring actions taken in 2016, and restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable foreign currency impact ($1.3). Gross profit margin improved 20 basis points to 39.0% in 2017, primarily driven by pricing and productivity improvements, savings related to restructuring actions taken in 2016, and a decrease in restructuring and restructuring related charges, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($0.4 in 2016). Excluding these items, adjusted gross profit increased $11.1 (12%) and adjusted gross profit margin improved 10 basis points to 39.0% in 2017.

•Batesville’s gross profit decreased $2.5 (5%) and gross profit margin decreased 90 basis points to 37.6%.  The decrease in gross profit and gross profit margin was primarily due to higher commodity and fuel costs and the decline in volume, partially offset by current year productivity initiatives.

Gross profit included restructuring and restructuring related charges ($0.3 in 2017). Excluding these charges, adjusted gross profit decreased $2.2 (4%) and adjusted gross profit margin decreased 70 basis points to 37.8%, primarily driven by higher commodity and fuel costs and the decline in volume, partially offset by current year productivity initiatives.

Operating expenses decreased $0.9 (1%), primarily due to favorable foreign currency impact of $0.8, a trade name impairment in 2016 that did not repeat in 2017, lower compensation and benefits resulting from fiscal 2016 restructuring actions, current year productivity initiatives, a decrease in restructuring and restructuring related charges, and a decrease in business acquisition and integration costs, partially offset by an increase in variable compensation and an increase in sales and marketing investments.

Operating expenses as a percentage of net revenue improved 170 basis points to 21.8%.  Operating expenses included the following items:

	Three Months Ended June 30,
	2017	2016
Business acquisition and integration costs	$0.4	$0.7
Restructuring and restructuring related charges	0.5	1.3
Trade name impairment	—	2.2

On an adjusted basis, which excluded business acquisition and integration costs, restructuring and restructuring related charges, and trade name impairment, operating expenses increased $2.4 (3%). The increase in adjusted operating expenses was primarily driven by an increase in variable compensation and an increase in sales and marketing investments, partially offset by favorable foreign currency impact of $0.9, lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives. Adjusted operating expenses as a percentage of net revenue improved 80 basis points in 2017 to 21.6%.

Amortization expense increased $0.1, primarily due to unfavorable foreign currency impact.

Interest expense decreased $0.1, primarily due to a decrease in our weighted average interest rates.

Other (expense) income, net was $1.1 of other expense in fiscal 2017, compared to $0.3 of other expense in fiscal 2016. The increase in expense was driven primarily by increased losses from limited partnership investments, partially offset by an increase in foreign exchange gains.

The effective tax rate was 32.4% in fiscal 2017 compared to 25.8% in fiscal 2016.  The increase was primarily a result of a change in the geographic mix of our income in addition to a one time reduction in a permanent tax benefit. Our adjusted effective income tax rate, which excludes the tax impact of adjustments discussed above, was 32.4% in fiscal 2017 compared to 26.6% in fiscal 2016.

 Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Net revenue increased $37.6 (3%), which included unfavorable foreign currency impact of $11.1.

•The Process Equipment Group’s net revenue increased $44.1 (6%), primarily due to increased demand for plastics projects, four additional months of Red Valve revenue ($14.1) in the current year, and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and equipment and systems used in food and pharmaceutical applications, partially offset by unfavorable foreign currency impact ($11.0) and lower demand for industrial equipment and parts used in power and mining (including coal).

•Batesville’s net revenue decreased $6.5 (2%), primarily due to a decrease in volume ($11.1), partially offset by an increase in average selling price ($4.8). Lower volume was driven by a decrease in burial sales resulting from product line simplification and what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation.

Gross profit increased $12.6 (3%), which included unfavorable foreign currency impact of $3.7. Gross profit margin decreased 10 basis points to 37.2%.

•The Process Equipment Group’s gross profit increased $24.7 (10%), primarily driven by increased demand for plastics projects and screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), increased profits from four additional months of Red Valve results in the current year, increased demand for equipment and systems used in food and pharmaceutical applications, savings related to restructuring actions taken in 2016, restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, and inventory step-up charges related to the Abel and Red Valve acquisitions in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable foreign currency impact ($3.6), and lower demand for industrial equipment and parts used in power and mining (including coal). Gross profit margin improved 120 basis points to 37.4% in 2017, primarily driven by pricing and productivity improvements, the higher margin associated with Red Valve, a decrease in restructuring and restructuring related charges, inventory step-up charges related to the Abel and Red Valve acquisitions in fiscal 2016 that did not repeat in fiscal 2017, and savings related to restructuring actions taken in 2016, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($3.2 in 2016) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit increased $19.1 (8%) and adjusted gross profit margin improved 40 basis points to 37.4% in 2017.

•Batesville’s gross profit decreased $12.1 (7%) and gross profit margin decreased 230 basis points to 36.9%.  The decrease in gross profit and gross profit margin was primarily due to an increase in restructuring and restructuring related charges, higher commodity and fuel costs, and the decline in volume, partially offset by the increase in average selling price.

Gross profit included restructuring and restructuring related charges ($7.0 in 2017 and $0.4 in 2016). Excluding these charges, adjusted gross profit decreased $5.5 (3%) and adjusted gross profit margin decreased 70 basis points to 38.6%, primarily driven by higher commodity and fuel costs and the decline in volume, partially offset by the increase in average selling price.

Operating expenses decreased $1.9 (1%), primarily due to favorable foreign currency impact of $2.3, lower compensation and benefits resulting from fiscal 2016 restructuring actions, current year productivity initiatives, a decrease in acquisition and integration costs, a decrease in restructuring and restructuring related charges, and a trade name impairment in 2016 that did not repeat in 2017, partially offset by four additional months of Red Valve operating expenses in the current year, an increase in variable compensation, and an increase in sales and marketing investments.  Operating expenses as a percentage of net revenue improved 90 basis points to 22.2%.  Operating expenses included the following items:

	Nine Months Ended June 30,
	2017	2016
Business acquisition and integration costs	$1.0	$3.5
Restructuring and restructuring related charges	3.2	5.5
Trade name impairment	—	2.2

On an adjusted basis, which excluded business acquisition and integration costs, restructuring and restructuring related charges, and trade name impairment, operating expenses increased $5.1 (2%).  The increase in adjusted operating expenses was primarily driven by four additional months of Red Valve operating expenses in the current year, an increase in variable compensation, and an increase in sales and marketing investments, partially offset by favorable foreign currency impact of $2.3, lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives. Adjusted operating expenses as a percentage of net revenue improved 30 basis points to 21.8%.

Amortization expense decreased $3.9, primarily due to backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, partially offset by amortization on the acquired intangibles of Red Valve.

Interest expense was flat compared to the prior year.

Other (expense) income, net was $3.0 of other expense in fiscal 2017, compared to $1.9 of other expense in fiscal 2016. The increase in expense was driven by an increase in foreign exchange loss.

The effective tax rate was 29.7% in fiscal 2017 compared to 28.6% in fiscal 2016.  The increase was primarily a result of a change in the geographic mix of our income in addition to a one time reduction in a permanent tax benefit. These unfavorable items were partially offset by the tax benefit recognized on share-based compensation in 2017 and an increase in the reserve for unrecognized tax benefits that occurred in 2016 but did not repeat in 2017. Our adjusted effective income tax rate, which excludes the tax impact of adjustments discussed above, was 30.3% in fiscal 2017 compared to 29.6% in fiscal 2016.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended June 30,				Nine Months Ended June 30,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$258.9	100.0	$230.7	100.0	$724.6	100.0	$680.5	100.0
Gross profit	100.9	39.0	89.5	38.8	270.9	37.4	246.2	36.2
Operating expenses	54.9	21.2	54.6	23.7	160.6	22.2	158.3	23.3
Amortization expense	7.2	2.8	7.1	3.1	21.5	3.0	25.4	3.7

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net revenue increased $28.2 (12%), primarily due to the increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, partially offset by unfavorable foreign currency impact ($3.6). Order backlog increased $82.6 (16%) from $523.6 on June 30, 2016, to $606.2 on June 30, 2017, which included favorable foreign currency impact of $8.7. Order backlog increased due to an increase in orders for equipment that processes proppants (used in hydraulic fracturing) as well as orders in the plastics industry.

On a sequential basis, order backlog increased $48.3 (9%) to $606.2 at June 30, 2017, up from $557.9 at March 31, 2017.

Gross profit increased $11.4 (13%), primarily driven by increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, as well as savings related to restructuring actions taken in 2016, and restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable foreign currency impact ($1.3). Gross profit margin improved 20 basis points to 39.0% in 2017, primarily driven by pricing and productivity improvements, savings related to restructuring actions taken in 2016, and a decrease in restructuring and restructuring related charges, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($0.4 in 2016). Excluding these items, adjusted gross profit increased $11.1 (12%) and adjusted gross profit margin improved 10 basis points to 39.0% in 2017.

Operating expenses increased $0.3 (1%), primarily driven by an increase in variable compensation and an increase in sales and marketing investments, partially offset by favorable foreign currency impact of $0.7, a trade name impairment in 2016 that did not repeat in 2017, and a decrease in restructuring and restructuring related charges. Operating expenses as a percentage of net revenue improved 250 basis points to 21.2% in 2017.

Operating expenses included a trade name impairment of $2.2 in 2016, restructuring and restructuring related charges ($0.4 in 2017 and $1.0 in 2016), and acquisition and integration costs ($0.3 in 2017 and $0.1 in 2016).  Excluding these items, adjusted operating expenses increased $2.9 (6%), which was primarily driven by an increase in variable compensation and an increase in sales and marketing investments, partially offset by favorable foreign currency impact of $0.7. Adjusted operating expenses as a percentage of net revenue improved 130 basis points to 20.9% in 2017.

Amortization expense increased $0.1 primarily due to unfavorable foreign currency impact.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Net revenue increased $44.1 (6%), primarily due to increased demand for plastics projects, four additional months of Red Valve revenue ($14.1) in the current year, and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and equipment and systems used in food and pharmaceutical applications, partially offset by unfavorable foreign currency impact ($11.0) and lower demand for industrial equipment and parts used in power and mining (including coal).

Gross profit increased $24.7 (10%), primarily driven by increased demand for plastics projects and screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), increased profits from four additional months of Red Valve results in the current year, increased demand for equipment and systems used in food and pharmaceutical applications, savings related to restructuring actions taken in 2016, restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, and inventory step-up charges related to the Abel and Red Valve acquisitions in fiscal 2016 that did not repeat in fiscal 2017, partially offset by unfavorable foreign currency impact ($3.6), and lower demand for industrial equipment and parts used in power and mining (including coal). Gross profit margin improved 120 basis points to 37.4% in 2017, primarily driven by pricing and productivity improvements, the higher margin associated with Red Valve, a decrease in restructuring and restructuring related charges, inventory step-up charges related to the Abel and Red Valve acquisitions in fiscal 2016 that did not repeat in fiscal 2017, and savings related to restructuring actions taken in 2016, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($3.2 in 2016) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit increased $19.1 (8%) and adjusted gross profit margin improved 40 basis points to 37.4% in 2017.

Operating expenses increased $2.3 (1%), primarily driven by four additional months of Red Valve operating expenses in the current year, an increase in variable compensation, and an increase in sales and marketing investments, partially offset by favorable foreign currency impact of $2.2, a decrease in restructuring and restructuring related charges, and a trade name impairment recorded in 2016 that did not repeat in 2017. Operating expenses as a percentage of net revenue improved 110 basis points to 22.2% in 2017.

Operating expenses included a trade name impairment of $2.2 in 2016 and restructuring and restructuring related charges ($0.8 in 2017 and $4.2 in 2016).  Excluding these items, adjusted operating expenses increased $7.6 (5%), which was primarily driven by four additional months of Red Valve operating expenses in the current year, an increase in variable compensation, and an increase in sales and marketing investments, partially offset by favorable foreign currency impact of $2.3. Adjusted operating expenses as a percentage of net revenue improved 30 basis points to 22.0% in 2017.

Amortization expense decreased $3.9 primarily due to backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, partially offset by amortization on the acquired intangibles of Red Valve.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended June 30,				Nine Months Ended June 30,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$137.0	100.0	$140.3	100.0	$422.7	100.0	$429.2	100.0
Gross profit	51.5	37.6	54.0	38.5	156.1	36.9	168.2	39.2
Operating expenses	20.5	15.0	22.0	15.7	62.2	14.7	67.6	15.8
Amortization expense	0.1	0.1	0.1	0.1	0.2	—	0.2	—

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net revenue decreased $3.3 (2%), primarily due to a decrease in volume ($4.6), partially offset by an increase in average selling price. Lower volume was driven by what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation.

Gross profit decreased $2.5 (5%) and gross profit margin decreased 90 basis points to 37.6%.  The decrease in gross profit and gross profit margin was primarily due to higher commodity and fuel costs and the decline in volume, partially offset by current year productivity initiatives.

Gross profit included restructuring and restructuring related charges ($0.3 in 2017). Excluding these charges, adjusted gross profit decreased $2.2 (4%) and adjusted gross profit margin decreased 70 basis points to 37.8%, primarily driven by higher commodity and fuel costs and the decline in volume, partially offset by current year productivity initiatives.

Operating expenses decreased $1.5 (7%) to $20.5 and operating expenses as a percentage of net revenue improved 70 basis points to 15.0%, primarily due to current year productivity initiatives and a decrease in restructuring and restructuring related charges.

Operating expenses included $0.2 of restructuring and restructuring related charges in 2016. Excluding these charges, adjusted operating expenses decreased $1.3 (6%), which was primarily due to current year productivity initiatives. Adjusted operating expenses as a percentage of net revenue improved 50 basis points to 15.0% in 2017.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Net revenue decreased $6.5 (2%), primarily due to a decrease in volume ($11.1), partially offset by an increase in average selling price ($4.8). Lower volume was driven by a decrease in burial sales resulting from product line simplification and what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation.

Gross profit decreased $12.1 (7%) and gross profit margin decreased 230 basis points to 36.9%.  The decrease in gross profit and gross profit margin was primarily due to an increase in restructuring and restructuring related charges, higher commodity and fuel costs, and the decline in volume, partially offset by the increase in average selling price.

Gross profit included restructuring and restructuring related charges ($7.0 in 2017 and $0.4 in 2016). Excluding these charges, adjusted gross profit decreased $5.5 (3%) and adjusted gross profit margin decreased 70 basis points to 38.6%, primarily driven by higher commodity and fuel costs and the decline in volume, partially offset by the increase in average selling price.

Operating expenses decreased $5.4 (8%) to $62.2 and operating expenses as a percentage of net revenue improved 110 basis points to 14.7%, primarily due to lower compensation and benefits resulting from fiscal 2016 restructuring actions, current year productivity initiatives, and a decrease in restructuring and restructuring related charges.

Operating expenses included $0.9 of restructuring and restructuring related charges in 2016. Excluding these charges, adjusted operating expenses decreased $4.5 (7%), which was primarily due to lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives. Adjusted operating expenses as a percentage of net revenue improved 80 basis points to 14.7% in 2017.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$10.7	2.7	$9.9	2.7	$29.0	2.5	$27.0	2.4
Business acquisition and integration costs	0.1	—	0.6	0.2	0.5	0.1	3.3	0.3
Restructuring and restructuring related charges	0.1	—	0.1	—	2.4	0.2	0.4	—
Operating expenses	$10.9	2.7	$10.6	2.9	$31.9	2.8	$30.7	2.7

Core operating expenses primarily represent operating expenses excluding restructuring and restructuring related charges and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating expenses increased $0.3 (3%), primarily due to an increase in variable compensation, partially offset by a decrease in business acquisition and integration costs. These expenses as a percentage of net revenue were 2.7%, an improvement of 20 basis points from fiscal 2016.

Core operating expenses increased $0.8 (8%), primarily due to an increase in variable compensation.  These expenses as a percentage of net revenue were flat compared to 2016.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Operating expenses increased $1.2 (4%), primarily due to an increase in variable compensation and an increase in restructuring and restructuring related charges, partially offset by a decrease in business acquisition and integration costs. These expenses as a percentage of net revenue were 2.8%, an increase of 10 basis points from 2016.

Core operating expenses increased $2.0 (7%), primarily due to an increase in variable compensation.  These expenses as a percentage of net revenue were 2.5%, an increase of 10 basis points from fiscal 2016.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income	$34.6	$31.3	$90.5	$79.5
Interest income	(0.2)	(0.3)	(0.5)	(0.8)
Interest expense	6.5	6.6	18.9	18.9
Income tax expense	16.6	10.9	38.2	31.9
Depreciation and amortization	13.5	14.3	42.1	46.2
EBITDA	$71.0	$62.8	$189.2	$175.7
Business acquisition and integration	0.4	0.7	1.0	3.5
Inventory step-up	—	(0.1)	—	2.4
Restructuring and restructuring related	0.9	1.5	8.8	8.9
Trade name impairment	—	2.2	—	2.2
Adjusted EBITDA	$72.3	$67.1	$199.0	$192.7

Consolidated net income increased $3.3 (11%) for the three months ended June 30, 2017, compared to the same period in 2016. The increase was primarily driven by the increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, as well as pricing and productivity improvements, savings related to restructuring actions taken in 2016, a trade name impairment in 2016 that did not repeat in 2017, a decrease in restructuring and restructuring related charges, and a reduction in business acquisition and integration costs. This increase in consolidated net income was partially offset by unfavorable foreign currency impact ($0.3), unfavorable product mix, increased commodity and fuel costs at Batesville, an increase in variable compensation, a decrease in volume at Batesville, increased losses from limited partnership investments, and an increase in the effective tax rate.

Consolidated adjusted EBITDA increased $5.2 (8%) for the three months ended June 30, 2017, compared to the same period in 2016. The increase was primarily driven by the increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, as well as pricing and productivity improvements and savings related to restructuring actions taken in 2016. This increase in consolidated adjusted EBITDA was partially offset by unfavorable foreign currency impact ($0.5), unfavorable product mix, increased commodity and fuel costs at Batesville, an increase in variable compensation, a decrease in volume at Batesville, and increased losses from limited partnership investments.

Consolidated net income increased $11.0 (14%) for the nine months ended June 30, 2017, compared to the same period in 2016. The increase was primarily driven by the increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, as well as increased earnings associated with the acquisition of Red Valve, pricing and productivity improvements, backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, savings related to restructuring actions taken in 2016, a reduction in business acquisition and integration costs, inventory step-up charges related to Abel and Red Valve in 2016 that did not repeat in 2017, and a trade name impairment in 2016 that did not repeat in 2017. This increase in consolidated net income was partially offset by unfavorable foreign currency impact ($0.8), unfavorable product mix, lower demand for industrial equipment and parts used in power and mining (including coal), an increase in variable compensation, increased commodity and fuel costs at Batesville, a decrease in volume at Batesville, and an increase in the effective tax rate.

Consolidated adjusted EBITDA increased $6.3 (3%) for the nine months ended June 30, 2017, compared to the same period in 2016. The increase was primarily driven by the increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, as well as increased earnings associated with the acquisition of Red Valve, pricing and productivity improvements, and savings related to restructuring actions taken in 2016. This increase in consolidated adjusted EBITDA was partially offset by unfavorable foreign currency impact ($1.4), unfavorable product mix, lower demand for industrial equipment and parts used in power and mining (including coal), an increase in variable compensation, increased commodity and fuel costs at Batesville, and a decrease in volume at Batesville.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first nine months of 2017 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes, including the Series A Notes, and our revolving credit facility and term loan (the “Facility”) as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $496.5 of maximum borrowing capacity available under the Facility as of June 30, 2017, of which $397.3 of borrowing capacity was immediately available based on our leverage covenant, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflected a reduction of $8.5 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $300.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of June 30, 2017, we had guarantee arrangements totaling $218.7, under which $129.4 was utilized for this purpose. These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request to increase the total capacity under the LG Facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. The majority of foreign earnings are considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no significant U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. We do not intend, nor do we foresee a need, to repatriate these earnings; however, repatriation of these earnings under current regulatory and tax law for use in domestic operations would expose us to additional taxes. The cash at our international subsidiaries totaled $64.9 at June 30, 2017.

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

Our anticipated contribution to our pension plans in 2017 is $89.5, of which $88.0 was made during the nine months ended June 30, 2017, utilizing borrowings under our Facility. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2016, which would require approximately $13.0 each quarter based on our outstanding common stock at June 30, 2017. We increased our quarterly dividend in 2017 to $0.2050 per common share from $0.2025 per common share paid in 2016. On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. We may elect to repurchase our common stock, depending on market conditions and other needs for cash consistent with our growth strategy. We repurchased approximately 310,000 shares of our common stock during the third quarter of fiscal 2017, at a total cost of approximately $11.0. At June 30, 2017, we had approximately $100.6 remaining for share repurchases under the existing authorization by the Board of Directors.

We believe existing cash, cash flows from operations, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Nine Months Ended June 30,
(in millions)	2017	2016
Cash flows provided by (used in)
Operating activities	$103.7	$189.7
Investing activities	(12.3)	(251.5)
Financing activities	(72.5)	63.8
Effect of exchange rates on cash and cash equivalents	0.6	(2.7)
Increase (decrease) in cash and cash equivalents	$19.5	$(0.7)

Operating Activities

Operating activities provided $103.7 of cash during the first nine months of fiscal year 2017, and provided $189.7 of cash during the first nine months of fiscal year 2016, an $86.0 (45%) decrease.  The decrease in operating cash flow was primarily due to our $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 and the timing of working capital requirements, partially offset by a decrease of $19.2 in cash paid for taxes.

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

Investing Activities

The $239.2 decrease in cash used in investing activities in the first nine months of fiscal 2017 was primarily due to the acquisition of Abel in October 2015 and Red Valve in February 2016.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed to fund an acquisition.  Daily borrowing and repayment activity under the Facility may fluctuate significantly between periods as we fulfill the capital needs of our business units. Cash used in financing activities during the first nine months of 2017 was $72.5, including $14.4 of debt repayments, net of proceeds.  Cash provided by financing activities in the first nine months of fiscal 2016 was $63.8. The decrease in cash provided by financing activities was primarily due to borrowings used to fund the acquisition of Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017 and an increase in repurchases of common stock, partially offset by the borrowings used to fund the $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 and an increase in proceeds received from stock plans.

We returned approximately $39.0 to shareholders during the first nine months of 2017 in the form of quarterly dividends.  We increased our quarterly dividend in 2017 to $0.2050 per common share from $0.2025 per common share paid during 2016. We repurchased approximately 778,000 shares of our common stock in the first nine months of 2017, at a total cost of approximately $28.0.

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

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

April	309,850	$35.53	309,850	$100.6
May	—	$—	—	$100.6
June	—	$—	—	$100.6
Total	309,850	$35.53	309,850	$100.6

On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of June 30, 2017, we had repurchased approximately 3,600,000 shares for approximately $99.4 in the aggregate. Such shares were classified as treasury stock. We repurchased approximately 310,000 shares of our common stock during the third quarter of fiscal 2017, at a total cost of approximately $11.0. At June 30, 2017, we had approximately $100.6 remaining for share repurchases under the existing authorization by the Board of Directors.

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

HILLENBRAND, INC.

Date: August 2, 2017	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: August 2, 2017		/s/ Eric M. Teegarden
Eric M. Teegarden
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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