Form 10-K
period 2017-09-30
Hillenbrand, Inc.
filed 2017-11-15
CIK 1417398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2017 was $2,259,976,005.  As of November 10, 2017, 63,023,245 shares of common stock were outstanding.
Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The proxy statement will be filed no later than January 5, 2018.

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

Although Hillenbrand has been a public company for more than nine years, the businesses owned by Hillenbrand have been in operation for decades.

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

We believe the Process Equipment Group has attractive fundamentals including:

•	Geographic diversification;

•	A parts and service business with historically stable revenue and attractive margins;

•	A customer base that is highly diversified and has a strong history of long-term relationships with blue-chip customers; and

•	Proven products with substantial brand value and recognition, combined with industry-leading applications and engineering expertise.

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

How We Operate

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees through deployment of the Hillenbrand Operating Model (HOM). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

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

REPORTABLE SEGMENTS

Process Equipment Group

The Process Equipment Group designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals and mining, energy, wastewater treatment, and forest products.  The Process Equipment Group uses its strong applications and process engineering expertise to solve problems for customers.  Its highly engineered capital equipment and systems offerings require after-market service and/or parts replacement, providing an opportunity for ongoing revenue at attractive margins.

Process Equipment Group:  Products and Services

The Process Equipment Group product portfolio has grown through a series of acquisitions over the past seven years and now includes products and services for compounding, extrusion, and material handling; size reduction; screening and separating; and flow control.  The Process Equipment Group businesses are supported by replacement parts and services that represent approximately 36% of the group’s total revenue.  Products are offered under brand names that are recognized among the leaders in their respective categories.

•	Compounding, Extrusion, and Material Handling Equipment, and Equipment System Design

•
Twin screw compounding and extrusion machines range from small laboratory compounding machines to high performance, high throughput extrusion systems. Small and mid-sized compounders are used by customers in engineering plastics, masterbatch, PVC, and other applications for the plastics, chemical, and food and pharmaceutical industries.  These products are sold under the Coperion® brand. Extrusion systems are sold to customers in the polyolefin industry for base resin production.  The extrusion products are sold under the Coperion® brand.

•
Material handling equipment includes pneumatic and hydraulic conveying equipment for difficult-to-move materials; high-precision feeders that can operate at both very high and very low fill rates; blenders for pellets and powders; and rotary valves, diverter valves, and slide-gate valves used for feeding, dosing, discharge, and distribution during pneumatic conveying.  The proprietary equipment is highly engineered and designed to solve the needs of customers for customized solutions.  Material handling equipment is sold to a variety of industries, including plastics, food and pharmaceuticals, chemicals, and minerals and mining.  These products are sold under the Coperion® and Coperion K-Tron® brands.

•
Compounding, extrusion, and material handling equipment can be sold as a complete system, where strong application and process engineering expertise is used to design and create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale manufacturing lines and turnkey systems.  Larger system sales are generally fulfilled over 12 to 18 months.  A variable amount of revenue for large system sales comes from third-party-sourced products that carry only a small up-charge. As a result, margin percentages tend to be lower on these large system sales when compared to the rest of the business.

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

•
Screening and separating equipment sorts dry, granular products based on the size of the particles being processed.  This equipment is sold under the Rotex® brand to customers in a variety of industries including proppants, fertilizers, chemicals, agricultural goods, plastics, and food processing.  The equipment uses a unique technology based on a specific gyratory-reciprocating motion that provides an optimal material distribution on the screens, gentle handling of particles, and accurate separations.

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

•
Replacement parts and service are a major component of most of the Process Equipment Group business lines.  Service engineers and technicians are located around the globe to better respond to customers’ machines and systems service needs.  The parts and service division offers customers service consulting, training, maintenance and repairs, spare parts, and modernization solutions.  These services are a key component of each business within the Process Equipment Group.

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

Process Equipment Group:  Customers

The Process Equipment Group has customers in a wide range of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals and mining, energy, wastewater treatment, and forest products.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one customer accounted for more than 10% of Hillenbrand’s consolidated revenue during 2017.  For large or customized orders, customers generally pay a deposit and make progress payments in accordance with the project progress.  Often, long-term relationships are established with these customers.

The Process Equipment Group’s sales are diversified by end markets, and further penetration of these end markets is an important element of its strategy.  Currently, projects in the plastics industry represent greater than half of the Process Equipment Group’s sales.  Geographically, approximately three quarters of the revenue in the Process Equipment Group comes from the Americas and EMEA (Europe, the Middle East, and Africa), with the remaining quarter coming from Asia.

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

Process Equipment Group:  Raw and Component Materials

The manufacturing of the Process Equipment Group’s products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings that are assembled with other component parts that generally require particular specifications or qualifications purchased from third-party suppliers.  Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from single sources.  Volatility in the prices the Process Equipment Group pays for raw materials used in its products, including sheet metals and steel, has a direct effect on profitability. The Process Equipment Group regularly takes steps designed to mitigate the impact of volatility in raw and component material prices, including executing Lean initiatives and various sourcing actions.  In instances where third-party suppliers are depended upon for outsourced products or components, there is risk of customer dissatisfaction with the quality or performance of the products sold due to supplier failure.  In addition, difficulties experienced by third-party suppliers can interrupt the ability to obtain the outsourced product and ultimately to supply products to customers.  Regardless, we believe the Process Equipment Group will generally be able to continue to obtain adequate supplies of key products or appropriate substitutes at reasonable costs.

Process Equipment Group:  Strategy

The Process Equipment Group seeks profitable growth through the following strategic initiatives:

•	Build and grow leadership positions

•	Build leadership positions in core and near adjacent markets through introduction of new products and application of process expertise.

•	Leverage our geographic presence to improve access to underpenetrated channels and local regions in developed and emerging markets.

•	Pursue acquisitions that strengthen our relative market leadership position in key markets.

•	Utilize the Hillenbrand Operating Model principles and tools to strengthen our competitive position and maintain an optimal cost structure to support profitability

•	Continually improve processes to be more consistent and cost efficient and to yield industry leading quality products and services that our customers value.

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

Batesville:  Products and Services

As the needs of funeral professionals and consumers have evolved, Batesville has expanded its offerings with new products, value-added services, and leading partnerships.  Today, Batesville provides products and services to customers under three primary solutions platforms: (1) Burial Solutions, which accounts for the majority of Batesville’s revenue, (2) Cremation Options®, and (3) Technology Solutions.  Each platform is underpinned by expert profitability solutions designed to help funeral professionals optimize their business.

•	Burial Solutions

•
As the leading casket manufacturer in North America, Batesville is recognized for innovation in materials, design, and proprietary features that benefit funeral professionals and the families they serve.  The company has been on the forefront of casket innovation for more than 60 years - from the first mass-produced gasketed casket to the introduction of Dimensions® oversized caskets, to casket personalization and memorialization elements, such as LifeSymbols® designs, LifeStories® medallions and keepsakes, and LifeView® panels.

Batesville produces gasketed caskets from four types of metal: carbon steel, stainless steel, copper, and bronze. Batesville also produces and markets an expanding selection of non-gasketed steel caskets. Additionally, Batesville manufactures solid hardwood and veneer caskets from multiple wood species and uses a variety of finishes to appeal to different consumers.  Its wood products cover the spectrum in variety and value - from an exclusive line of Marsellus® premium solid wood caskets, to cloth-covered units and all-wood construction caskets, which are also suitable for green burials.

•	Cremation Options®

•
The Cremation Options® platform is focused on helping funeral professionals capitalize on the growing consumer trend to select cremation.  In addition to a broad line of cremation caskets, containers, and urns, Batesville offers training, merchandising, packaging support, and a complete line of marketing support materials to educate funeral directors and consumers on product and service options.  Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard using processes and material similar to those used to make wood burial caskets.  Batesville’s memorial urns are made from a variety of materials including bronze, wood, acrylic, cloisonné, brass, and marble.  Batesville also offers a broad selection of biodegradable and scattering urns.

•	Technology Solutions

•
Technology solutions are increasingly important in the death care industry.  Batesville is the leading partner to approximately 5,700 funeral homes and cemeteries across North America.  The company offers a suite of integrated, easy-to-use technology products and services, including funeral home websites, e-commerce solutions, digital selection and arrangement software, and business management systems for funeral homes and cemeteries.  All of these solutions are designed to support customers by (1) creating marketing and revenue opportunities; (2) making the funeral planning process easier and more efficient; and (3) creating more positive relationships with the families and communities they serve.  Batesville also has exclusive agreements with leading brands such as: Legacy.com®, an on-line obituary network provider; and FTD®, an international provider of sympathy flowers and gifts that can be ordered directly from the funeral home’s website.

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

Batesville has sales contracts in place with certain national death care service providers and also serves approximately 12,000 independent, privately owned funeral homes across North America.  None of Batesville’s customers accounted for more than 10% of Hillenbrand’s consolidated revenue during 2017.

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

Demand for Batesville products and services is partially impacted by a few key external factors: U.S. and Canadian population demographics, the number of deaths annually, and the rate at which consumers select cremation.  These primary factors have negatively impacted the burial volume trend in recent years, although periodic fluctuations can impact demand and revenue in a given quarter and year.  We anticipate this trend in burials and demand will remain relatively consistent, in part because the continued shift toward cremation will be partially offset by the anticipated higher number of deaths among the aging post-World War II baby boomer generation. As a percentage of total deaths, the estimated cremation rate in 2017 was approximately 50% in the U.S. and 70% in Canada (Source: Cremation Association of North America).  Another important factor impacting the death care industry is the gradual increase in consumer preferences for lower-price caskets.

Batesville:  Competition

Batesville is a recognized leader in the sale of death care products in North America.  We believe competition in this industry is largely based on product quality, service, price, delivery, design features and personalization.  Batesville competes with several national and regional casket manufacturers, as well as more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments.  Some non-traditional death care providers, such as large discount retail stores, casket stores, and internet casket retailers also sell caskets directly to consumers.  The industry has seen a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  Sales from these non-traditional and foreign providers collectively currently represent less than 10% of total casket sales in North America.

The effect of declining casket demand continues to put added economic pressures on casket manufacturers and distributors as they seek to maintain volume.  Existing domestic over-capacity and commodity price increases could further impact these pressures, resulting in higher per unit costs.

Batesville:  Raw Materials

Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, plastic and zinc in the manufacture of its caskets.  Although most of these raw materials are generally available from several sources, some are currently procured from a single source.

Volatility in the prices Batesville pays for raw materials used in its products, including steel, fuel, petroleum-based products, and fuel-related delivery costs, has a direct effect on profitability.  The company generally does not engage in hedging transactions for these purchases but does enter into fixed-price supply contracts at times.  Batesville regularly takes steps designed to mitigate the impact of volatility in raw material and fuel prices, including executing Lean initiatives and various sourcing actions.

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

Batesville:  Strategy

While we believe there are opportunities to generate additional revenue within a wider range of death care products and services, sustaining volume in the burial casket space continues to be a top priority.  Batesville’s leadership team is focused on two strategic initiatives to sustain burial volume:

•	Grow our leadership position in the death care industry

•	Focus on building and delivering value propositions that align with the needs of each customer segment to continue Batesville’s mission of helping families honor the lives of those they love®.

•	Utilize the Hillenbrand Operating Model principles and tools to strengthen our leadership position and maintain an optimal cost structure to support profitability

•	Continually improve processes to be more consistent and efficient and to clearly yield industry leading quality products and services that our customers value.

HILLENBRAND PATENTS AND TRADEMARKS

We own a number of patents on our products and manufacturing processes and maintain trade secrets related to manufacturing processes.  These patents and trade secrets are of importance, but we do not believe any single patent or trade secret or related group of patents or trade secrets is of material significance to our business as a whole. We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion®, Coperion K-Tron®, TerraSource Global®, Pennsylvania Crusher®, Gundlach®, Jeffrey Rader®, K-Tron®, Rotex®, ABEL® Pump Technology, and Red Valve® are of material significance to the Process Equipment Group.  We believe the trademark Batesville® is of material significance to our Batesville segment.

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

HILLENBRAND REGULATORY MATTERS

Both the Process Equipment Group and Batesville are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes.  We are committed to operating all our businesses in a manner that protects the environment and makes us good corporate citizens in the communities in which we operate.  While we believe that continued compliance with federal, state, local and foreign laws relating to the protection of the environment will not have a material effect on our capital expenditures, earnings or competitive position, future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future.  The cost or need for any such additional expenditure is not known.

HILLENBRAND FOREIGN OPERATIONS AND EXPORT SALES

Quantitative information about foreign operations is set forth in tables relating to geographic information in Note 14 to our financial statements included in Part II, Item 8, of this Form 10-K.  For a discussion of risks related to our non-U.S. operations and foreign currency exchange, refer to Part I, Item 1A. Risk Factors, of this Form 10-K.

HILLENBRAND EMPLOYEES

At September 30, 2017, we had approximately 6,000 employees worldwide.  Approximately 3,000 employees were located within the U.S. and 3,000 employees were located outside of the U.S., primarily throughout Europe and China.  Approximately 2,500 employees in North America and Europe work under collective bargaining agreements.  Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions representing those employees.  As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 15, 2017.

Joe A. Raver, 51, has served as a director and as President and Chief Executive Officer of the Company since September 2013. He has served as President of the Company’s Process Equipment Group since March 2011. Mr. Raver was elected as a director of Applied Industrial Technologies, Inc. (“AIT,” a leading industrial distributor serving MRO and OEM customers in virtually every industry) in August 2017. In October 2017, Mr. Raver was appointed to both the Audit and the Corporate Governance Committees of AIT. He previously served as President of Batesville Casket Company from 2008 to 2011.  He also previously served as Vice President and General Manager of the respiratory care division of Hill-Rom Holdings (“Hill-Rom”), a leading global provider of medical equipment and services and the Company’s former parent, as well as Hill-Rom’s Vice President of Strategy and Shared Services.  Prior to that, Mr. Raver spent 10 years in a variety of leadership positions at Batesville Casket Company and Hill-Rom.

Kristina A. Cerniglia, 51, was elected Senior Vice President, Chief Financial Officer effective August 2014. Ms. Cerniglia has more than 25 years of industrial experience. Before assuming the role as Hillenbrand’s Chief Financial Officer, she spent 17 years serving in a variety of leadership roles, most recently as Vice President and Corporate Controller (2010-2014), at Stanley Black & Decker, a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems. Prior to that, she spent nine years of her career at United Technologies Corporation in various financial roles.

Diane R. Bohman, 47, was elected Senior Vice President, Strategy and Corporate Development, effective January 2017. She simultaneously served as the interim Senior Vice President, Human Resources from January 2017 until July 2017. Prior to that, Ms. Bohman held the position of Chief Administrative Officer effective May 2014. Ms. Bohman previously served as the Company’s Senior Vice President, Integration, since December 2012, and prior to that was the Company’s Vice President, Corporate Strategy from June 2011. From November 2013 to May 2014, Ms. Bohman served as the interim Chief Financial Officer for Coperion GmbH. From 2005 to 2011, Ms. Bohman served various roles at Batesville, including Vice President, Logistics; Vice President and Chief Financial Officer; and Vice President, Strategy. Prior to joining Batesville, Ms. Bohman worked for seven years at the Company’s former parent, Hill-Rom Holdings, holding a broad array of positions in the finance organization. She began her career in the business assurance practice of Coopers & Lybrand, LLC. Ms. Bohman is a Certified Public Accountant.

Kimberly K. Ryan, 50, was elected President of Coperion GmbH effective September 2015. Ms. Ryan has also been a Senior Vice President of Hillenbrand since April 2011. Prior to being appointed President of Coperion, Ms. Ryan served as President of Batesville effective April 2011. Prior to joining Hillenbrand from 2006 until 2011, Ms. Ryan served as Senior Vice President, North America, Post-Acute Care of Hill-Rom Holdings. Prior to that, she held various senior and leadership roles at Hillenbrand Industries, Inc., our former parent, and its subsidiaries, including leading its Turnaround Program, Shared Services, and Information Technology from 2005-2007, and from 2000 to 2005 serving in roles including Vice President, Shared Services; Vice President, Batesville Business Information Systems; and Director, Enterprise Systems. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, strategy, operations, logistics, and information technology.

Christopher H. Trainor, 47, was elected President of Batesville Casket Company effective September 2015, after having served as Senior Vice President, CFO and Chief Administrative Officer. Mr. Trainor has also been a Senior Vice President of Hillenbrand since December 2015. Mr. Trainor joined Batesville in 2010 as Vice President and Chief Financial Officer and was later assigned additional responsibilities for oversight of Human Resources and Information Technology. Prior to joining Batesville, Mr. Trainor spent 17 years with Kraft Foods where he held a variety of finance roles in both the United States and United Kingdom.
Glennis A. Williams, 41, was elected Senior Vice President & Chief Human Resources Officer effective July 17, 2017. Ms. Williams brings with her nearly 20 years of experience in human resources, serving most recently as Vice President, Global Human Resources for Welbilt Inc. in New Port Richey, Florida. Prior to that, she served as Vice President of Human Resources at Joy Global and as a Human Resources Leader at Westinghouse Electric.

Nicholas R. Farrell, 38, was elected Vice President, General Counsel and Secretary effective October 2015, and in December 2016 was also named as the Company's Chief Compliance Officer.  Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel, and prior to his current role served as Vice President, Associate General Counsel and Assistant

Secretary, beginning in 2014.  Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Sanders.

James A. Hooven, 46, was elected Vice President, Hillenbrand Operating Model effective June 5, 2017. Mr. Hooven has over 20 years of experience with diversified industrial manufacturing companies. He most recently served as General Manager with SL Industries (purchased by Handy & Harman in 2016). Prior to that, he served as Vice President of Operational Excellence at SL Industries and served in various operational roles at Danaher and Trane.

Eric M. Teegarden, 40, was elected Vice President, Controller and Chief Accounting Officer effective July 2015.  Prior to joining the Company, Mr. Teegarden spent nearly eight years in controller roles of increasing responsibility within General Electric Company (GE), serving in a wide range of GE manufacturing businesses, from appliances to lighting to jet engines. Prior to GE, he served in reporting and accounting roles in two smaller, publicly-traded manufacturing companies. Mr. Teegarden spent the first three years of his career, beginning in 2000, in public accounting for both Arthur Andersen and Deloitte & Touche where his focus was on energy companies. Mr. Teegarden is a Certified Public Accountant.

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

We may not achieve the intended benefits of our acquisitions. Under such circumstances, management could be required to spend significant amounts of time and resources in the transition of the acquired business, and we may not fully realize benefits anticipated from application of the HOM. We may also decide to sell previously acquired businesses, or portions thereof, that no longer meet our strategic objectives, potentially resulting in a loss, accounting charge, or other negative impact.  As a result of these factors, our business, cash flows, and results of operations could be materially impacted.

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

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  Continuing uncertainties in the eurozone, including future implications from the voluntary exit of the United Kingdom from the European Union (commonly referred to as “Brexit”) and uncertainties in China may depress demand in these areas and create additional risk to our financial results.

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

We derived approximately 44%, 44%, and 43% of our revenue from our operations outside the U.S. for the years ended September 30, 2017, 2016, and 2015.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

Our international business is subject to risks that are often encountered in non-U.S. operations, including:

•
interruption in the transportation of materials to us and finished goods to our customers, including conditions where recovery from natural disasters may be delayed due to country-specific infrastructure and resources;

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

If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations, it could adversely affect our business, financial condition, or results of operations.

4.	Changes in the United States political environment could negatively impact our business.

The 2016 presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and could result in changes in, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact our business and the industries in which we compete.  Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs and customs duties, income tax regulations and the federal tax code, public company reporting requirements, environmental regulation and antitrust enforcement.  To the extent changes in the political environment have a negative impact on the Company or our markets, it may materially and adversely impact our business, results of operations and financial condition in the periods to come.

5.We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these individuals.

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

6.We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our results of operations and financial condition.

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  The Company’s predominant exposures are in European, Canadian, Swiss, Mexican, and Asian currencies, including the Chinese Renminbi. In preparing financial statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. Although we address currency risk management through regular operating and financing activities and through the use of derivative financial instruments, those actions may not prove to be fully effective.

7.Increased prices for, or unavailability of, raw materials used in our products could adversely affect profitability.

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

8.The Company could face labor disruptions that would interfere with operations.

As of September 30, 2017, approximately 42% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

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

As of September 30, 2017, our outstanding debt was $465.7.  This level of debt and additional debt we may incur in the future could have important consequences to our businesses.  For example:

•	We may be more vulnerable to general adverse economic and industry conditions, because we have lower borrowing capacity.

•
We will be required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and acquisitions.

•	We will continue to be exposed to the risk of increased interest rates, because a portion of our borrowings is at variable rates of interest.

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

We are subject to income taxes in the United States and various other global jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $112.7 and $153.3 at September 30, 2017 and 2016. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

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

3.The Process Equipment Group derives significant revenues from the plastics industry.  Any decrease in demand for plastics or equipment used in the plastics industry could have a material adverse effect on our business, financial condition, and results of operations.

The Process Equipment Group sells extruders and compounding systems to the plastics industry.  Sales volume is tied to the need for equipment used to produce plastics products, which may be significantly influenced by the demand for plastics, the capital investment needs of companies in the plastics industry, and changes in technological advances. As a result, any downturn in or disruption to the plastics industry or decrease in the demand for plastics could have a material adverse effect on our business, financial condition, and results of operations.

4.The Process Equipment Group derives revenues from the energy industry.  Any decrease in demand for electricity, oil, natural gas, coal, and mining equipment or an increase in regulation of the energy industry could have a material adverse effect on our business, financial condition, and results of operations.

A portion of the Process Equipment Group’s sales are affected by the consumption of oil, natural gas, and coal.  The demand for oil, natural gas, coal, and mining equipment is dependent upon, among other things, the availability and cost of alternative sources of energy, such as solar, wind, or nuclear power.  Additionally, the cost of compliance with federal, state, and local laws and regulations on the energy industry may impact the demand for our products.  As a result, any downturn in or disruption to the oil, natural gas, or coal and mining industries or decrease in the demand for electricity could have a material adverse effect on our business, financial condition, and results of operations.

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

Finally, the number of deaths can vary over short periods of time and among different geographical areas due to a variety of factors, including the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza.  Such variations could cause the sale of burial caskets to fluctuate from quarter to quarter and year to year, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Non-traditional death care product providers, such as large discount retail stores, casket stores, and internet casket retailers could present more of a competitive threat to Batesville and its sales channel than is currently anticipated.  In addition, a few foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  Sales from these non-traditional and foreign providers currently represent less than 10% of total casket sales in North America, but this percentage could grow.  It is not possible to quantify the financial impact that these competitors will have on Batesville in the future.  These competitors and any new entrants into the funeral products business may drive pricing and other competitive actions in an industry that already has domestic production over-capacity.  Such competitive developments could have a negative impact on our results of operations and cash flows.

Item 1B.    UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we own.  At September 30, 2017, the Process Equipment Group operated 17 significant manufacturing facilities located in the U.S. (New Jersey, Kansas, Ohio, Illinois, North Carolina and Virginia), Germany, Switzerland, China, India, and the United Kingdom.  Nine of these facilities are owned and eight are leased.  The Process Equipment Group also leases or owns a number of sales offices in Europe, Asia, Canada, and South America.

At September 30, 2017, Batesville operated four significant manufacturing facilities located in Indiana, Tennessee, Mississippi, and Mexico.  Three of these facilities are owned and one is leased.  Batesville also leases or owns a number of warehouse distribution centers, service centers, and sales offices in the U.S., Mexico, Canada, and Australia.

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

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
AND ISSUER PURCHASES OF EQUITY SECURITIES

Hillenbrand common stock is traded on the New York Stock Exchange under the ticker symbol “HI.”  The following table reflects the quarterly range of high and low closing sales prices of our common stock for 2017 and 2016.

	2017		2016
	High	Low	High	Low
First quarter	$38.35	$29.10	$31.36	$25.82
Second quarter	$38.65	$35.35	$29.95	$24.65
Third quarter	$38.40	$34.90	$31.27	$28.51
Fourth quarter	$39.35	$35.10	$32.99	$29.65

As of November 10, 2017, we had approximately 1,900 shareholders of record.

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

	2017	2016	2015
First quarter	$0.2050	$0.2025	$0.2000
Second quarter	$0.2050	$0.2025	$0.2000
Third quarter	$0.2050	$0.2025	$0.2000
Fourth quarter	$0.2050	$0.2025	$0.2000

Share Repurchases

On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2017, we had repurchased approximately 3,600,000 shares for approximately $99.4 in the aggregate. Such shares were classified as treasury stock.  We repurchased approximately 778,000 shares of our common stock during 2017, at a total cost of approximately $28.0.  No purchases of common stock were made during the quarter ended September 30, 2017. At September 30, 2017, we had approximately $100.6 remaining for share repurchases under the existing Board authorization.

Item 6.        SELECTED FINANCIAL DATA

 (in millions, except per share data):

	2017	2016	2015	2014	2013(a)
Net revenue	$1,590.2	$1,538.4	$1,596.8	$1,667.2	$1,553.4
Gross profit	$591.3	$570.6	$570.4	$589.2	$518.7
Net income(1)	$126.2	$112.8	$111.4	$109.7	$63.4
Earnings per share - basic	$1.99	$1.78	$1.76	$1.74	$1.01
Earnings per share - diluted	$1.97	$1.77	$1.74	$1.72	$1.01
Cash dividends per share	$0.82	$0.81	$0.80	$0.79	$0.78
Total assets	$1,956.5	$1,959.7	$1,808.1	$1,918.5	$2,003.2
Long-term obligations	$678.9	$879.8	$798.1	$833.6	$961.4
Cash flows provided by operating activities	$246.2	$238.2	$105.0	$179.6	$127.2
Cash flows used in investing activities	$(13.5)	$(253.5)	$(29.5)	$(8.3)	$(441.0)
Cash flows provided by (used in) financing activities	$(215.1)	$21.6	$(83.2)	$(155.5)	$336.5
Capital expenditures	$22.0	$21.2	$31.0	$23.6	$29.9
Depreciation and amortization	$56.6	$60.4	$54.3	$58.4	$89.4

(1)  Net income attributable to Hillenbrand

(a)         Included ten months of operations related to Coperion following its acquisition on December 1, 2012.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(dollar amounts in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the year ended September 30, 2017, to the year ended September 30, 2016, and also compares our results for the year ended September 30, 2016, to the year ended September 30, 2015.  Unless otherwise stated, references to years relate to fiscal years. We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” and exclude expenses associated with backlog intangible amortization, inventory step-up, business acquisition and integration, restructuring and restructuring related charges, a pension settlement charge, trade name impairment, and certain litigation costs.  The related income tax for all of these items is also excluded.  This non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

See page 31 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

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

A portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 25%, 24%, and 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2017, 2016, and 2015.

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

Performance-Based Stock Compensation — The vesting of a portion of our performance-based stock awards is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest, which is reflected in the performance-based stock award table in Note 9 to our financial statements included in Part II, Item 8, of this Form 10-K.  We record expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance.  The actual performance of the Company and its business units is evaluated quarterly, and the expense is adjusted according to the new projection if it has changed significantly.  As a result, depending on the degree to which performance criteria are achieved or our projections change, our expenses related to the performance-based stock awards may become more volatile as we approach the final performance measurement date at the end of the three years.  This increase in volatility stems from the requirement to increase or reduce compensation expense as the projection of performance changes.  Thus, any one period’s financial results could be significantly affected by the cumulative effect of the adjustment.  Preparing the projection of performance requires us to exercise significant judgment as to the expected outcome of final performance up to three years in the future.  In making the projection, we consider both actual results and probable business plans for the future.  At September 30, 2017, we have recorded cumulative compensation expense associated with unvested shareholder value performance-based stock awards of approximately $2.4, which continues to be subject to periodic adjustments as the related awards approach their final performance measurement dates.

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

We elected to use the full yield curve approach since 2016 to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change did not affect the measurement of our total benefit obligations as the change in the service cost and interest cost was completely offset in the actuarial (gain) loss reported. We accounted for this change as a change in estimate and have accounted for it prospectively starting in fiscal 2016.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the weighted-average expected rate of return on pension assets and the weighted-average discount rate.  Our weighted-average expected rate of return on domestic and international pension plan assets was 5.2%, 4.9%, and 5.9% at the end of 2017, 2016, and 2015. The weighted-average discount rate at the end of 2017 was 2.9% for the domestic and international pension plans and 3.3% for the postretirement healthcare plan.  A 50 basis-point change in the expected rate of return on domestic and international pension plan assets would change annual pension expense by $1.4.  A 50 basis-point change in the discount rate would change the annual domestic and international pension expense by $2.1 and the annual postretirement healthcare plan expense by less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon rates and assumptions at September 30, 2017, we expect the aggregate expense associated with our defined benefit and postretirement plans to decrease from $6.4 in 2017 to $3.6 in 2018. The expected decrease in expense is primarily due to transitioning certain employees covered by our defined benefit pension plans to a defined contribution structure as discussed below.

During 2017, we began implementing a plan to transition our U.S. employees not covered by a collective bargaining agreement and our employees covered by collective bargaining agreements at two of our U.S. facilities from a defined benefit-based model to a defined contribution structure over a three-year sunset period. This change caused remeasurement events for the U.S. defined benefit pension plan for the affected populations. The remeasurements did not cause a material change as the assumptions did not materially differ from the assumptions at September, 30, 2016.

See Note 5 to our financial statements included in Part II, Item 8, of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.

Uncertain Income Tax Positions — In assessing the need for reserves for uncertain tax positions, we make judgments regarding the technical merit of a tax position and, when necessary, an estimate of the settlement amount based upon the probability of the outcome.  At September 30, 2017, we had reserves of $9.9 established for uncertain tax positions based upon our estimates.  Our ability to make and update these estimates is limited to the information we have at any given point in time.  This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others.  As information available to us evolves, we update our reserves quarterly.  These updates can result in volatility to our income tax rate (particularly in a given quarter) if new information or developments result in a significant change in our estimate.

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

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually.  Those assumptions and estimates include market data and market multiples (7.5-14.5 times adjusted EBITDA), discount rates (10.1-12.5%), and terminal growth rates (2.5-3.0%) as well as future levels of revenue growth, operating margins, depreciation, amortization, and working capital requirements, which are based upon the Company’s strategic plan.  Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors.  The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium.

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

We performed our required impairment tests in 2017 and determined that the goodwill allocated to our reporting units was not impaired.  The fair value of the reporting unit in the Process Equipment Group segment that is most directly impacted by demand in domestic coal mining and coal power exceeded its carrying value by less than 10%. The carrying value of goodwill at September 30, 2017 for this reporting unit was $71.3. The Company performed a sensitivity analysis on this reporting unit relative to the discount rate and long-term growth rate selected and determined a one percentage point decrease in the terminal growth rate or a one percentage point increase in the discount rate would not result in a fair value calculation less than the carrying value. In the event that the assumptions used (e.g., order backlog, revenue and profit growth rates, discount rate, industry valuation multiples) for this reporting unit are not consistent with actual performance in 2018, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.

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

In 2016, the Company recorded a trade name impairment charge of $2.2 on two trade names related to the Process Equipment Group segment. The decline in the estimated fair value of these trade names was largely driven by the decreased demand for equipment and parts used in coal mining and coal power. As of September 30, 2017, we had approximately $13 of trade name book value in the Process Equipment Group segment’s reporting units most significantly impacted by demand for coal mining and coal power. See Note 2 to our financial statements included in Part II, Item 8 of this Form 10-K for more information on our trade names. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

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

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees through deployment of the HOM. The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

Our strategy is to leverage our historically strong financial foundation and the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow and then reinvest available cash in new growth initiatives that are focused on building leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30,
Hillenbrand	2017	2016	2015
Net revenue	$1,590.2	$1,538.4	$1,596.8
Gross profit	591.3	570.6	570.4
Operating expenses	344.4	346.5	330.6
Amortization expense	29.2	33.0	28.1
Pension settlement charge	—	—	17.7
Interest expense	25.2	25.3	23.8
Other (expense) income, net	(4.2)	(1.7)	(7.9)
Income tax expense	59.9	47.3	49.1
Net income(1)	126.2	112.8	111.4

(1) Net income attributable to Hillenbrand

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

Net revenue increased $51.8 (3%), which included an unfavorable foreign currency impact of $3.5.

•
The Process Equipment Group’s revenue increased $63.5 (7%) primarily due to the increased demand for plastics projects and screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), four additional months of Red Valve revenue ($14.1) in the current year, and increased demand for equipment and systems used in food and pharmaceutical applications, partially offset by unfavorable foreign currency impact ($3.8) and lower demand for industrial equipment and parts used in power and mining (including coal).

•
Batesville’s revenue decreased $11.7 (2%) primarily due to a decrease in volume ($18.3), partially offset by an increase in average selling price ($6.3). Lower volume was driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation, as well as product line simplification initiatives.

Gross profit increased $20.7 (4%), which included an unfavorable foreign currency impact of $1.4. Gross profit margin improved 10 basis points to 37.2%.  On an adjusted basis, which excluded restructuring and restructuring related charges and inventory step-up charges, gross profit increased $22.0 (4%), and adjusted gross profit margin improved 10 basis points to 37.6%.

•
The Process Equipment Group’s gross profit increased $33.5 (10%) primarily driven by increased demand for plastics projects and screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), increased profits from four additional months of Red Valve results in the current year, increased demand for equipment and systems used in food and pharmaceutical applications, savings related to restructuring actions taken in 2016, restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, and inventory step-up charges related to the Abel and Red Valve acquisitions in 2016 that did not repeat in 2017, partially offset by unfavorable foreign currency impact ($1.4), and lower demand for industrial equipment and parts used in power and mining (including coal). Gross profit margin improved 110 basis points to 37.1%, primarily driven by pricing and productivity improvements, the higher margin associated with Red Valve, a decrease in restructuring and restructuring related charges, inventory step-up charges related to the Abel and Red Valve acquisitions in fiscal 2016 that did not repeat in fiscal 2017, and savings related to restructuring actions taken in 2016, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($0.6 in 2017 and $3.2 in 2016) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit increased $28.5 (8%) and adjusted gross profit margin improved 50 basis points to 37.1% in 2017.

•
Batesville’s gross profit decreased $12.8 (6%) and gross profit margin decreased 150 basis points to 37.4%. The decrease in gross profit and gross profit margin was primarily due to an increase in restructuring and restructuring related charges, higher commodity and fuel costs, and the decline in volume, partially offset by productivity improvements across the supply chain including the impact of one-time projects, along with an increase in average selling price.

Gross profit included restructuring and restructuring related charges ($6.8 in 2017 and $0.5 in 2016). Excluding these charges, adjusted gross profit decreased $6.5 (3%) and adjusted gross profit margin decreased 40 basis points to 38.6%, primarily driven by higher commodity and fuel costs and the decline in volume, partially offset by the increase in average selling price.

Operating expenses decreased $2.1 (1%) primarily due to favorable foreign currency impact of $1.0, lower compensation and benefits resulting from fiscal 2016 restructuring actions, current year productivity initiatives, a decrease in acquisition and integration costs, a decrease in restructuring and restructuring related charges, and a trade name impairment in 2016 that did not repeat in 2017, partially offset by four additional months of Red Valve operating expenses in the current year, an increase in variable compensation, and an increase in sales and marketing investments. Our operating expense-to-revenue ratio improved by 80 basis points to 21.7% in 2017. Operating expenses included the following items:

	Year Ended September 30,
	2017	2016
Business acquisition and integration costs	$1.1	$3.7
Restructuring and restructuring related charges	4.9	6.4
Trade name impairment	—	2.2

On an adjusted basis, which excluded business acquisition and integration costs, restructuring and restructuring related charges, and a trade name impairment, operating expenses increased $4.2 (1%) primarily driven by four additional months of Red Valve operating expenses in the current year, an increase in variable compensation, and an increase in sales and marketing investments, partially offset by favorable foreign currency impact of $0.5, lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives. Our adjusted operating expense-to-revenue ratio improved by 40 basis points to 21.3% in 2017.

Amortization expense decreased $3.8 (12%) primarily due to backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, partially offset by amortization on the acquired intangibles of Red Valve.

Interest expense was flat compared to the prior year, primarily due to slightly higher interest rates on lower debt balances.

Other (expense) income, net increased $2.5 from $1.7 of expense in 2016 to $4.2 of expense in 2017, primarily driven by an increase in foreign exchange loss.

The effective tax rate was 31.8% in 2017 compared to 28.8% in 2016.  The increase was primarily a result of the recognition of a deferred tax liability for unremitted earnings, a one-time reduction in the domestic manufacturer’s deduction, and a change in the geographic mix of income. These unfavorable items were partially offset by a decrease in the valuation allowance against deferred tax assets in 2017. For more information, see Note 7 to our financial statements included in Part II, Item 8, of this Form 10-K.  Excluding the tax effect of the adjustments discussed above, our adjusted effective income tax rate was 32.1% in 2017 compared to 29.5% in 2016.

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

Net revenue decreased $58.4 (4%), which included an unfavorable foreign currency impact of $23.4.

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

•
Batesville’s revenue decreased $30.3 (5%) primarily due to unfavorable foreign currency impact ($3.0) and a decrease in volume ($26.8). Lower volume was driven by what we estimate to be a decrease in North American burials primarily due to an increase in the rate at which families opted for cremation.

Gross profit increased $0.2 (less than 1%), which included an unfavorable foreign currency impact of $7.1. Gross profit margin improved 140 basis points to 37.1%. On an adjusted basis, which excluded restructuring and inventory step-up charges, gross profit increased $3.1 (1%), and adjusted gross profit margin improved 160 basis points to 37.5%.

•
The Process Equipment Group’s gross profit increased $9.7 (3%), primarily driven by the increased profits associated with the acquisitions of Abel and Red Valve, as well as productivity and pricing improvements. The gross profit increase was partially offset by an unfavorable foreign currency impact ($6.7), decreased demand for equipment that processes proppants (used in hydraulic fracturing) and parts and equipment used in power and mining (including coal), a decline in product and business mix, the inventory step-up charges related to the Abel and Red Valve acquisitions, and an increase in restructuring and restructuring related charges. Gross profit margin improved 200 basis points to 36.0%, primarily driven by productivity and pricing improvements and the higher margins associated with Abel and Red Valve, partially offset by under-absorption of fixed overhead costs, a decline in product and business mix, inventory step-up charges, and an increase in restructuring and restructuring related charges.

Gross profit included restructuring and restructuring related charges ($3.2 in 2016 and $1.5 in 2015) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit increased $13.8 (4%) and adjusted gross profit margin improved 240 basis points to 36.6% in 2016.

•
Batesville’s gross profit decreased $9.5 (4%), and gross profit margin improved 40 basis points to 38.9%. The decline in gross profit was primarily due to the decrease in volume, partially offset by productivity improvements across the supply chain, lower commodity and fuel costs, and a decrease in restructuring and restructuring related charges. The improved gross profit margin was primarily driven by productivity improvements across the supply chain, lower commodity costs, and a decrease in restructuring and restructuring related charges.

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

On an adjusted basis, which excluded business acquisition and integration costs, restructuring and restructuring related charges, a trade name impairment, and certain litigation expenses, operating expenses increased $13.3 (4%), primarily driven by the addition of operating expenses from Abel and Red Valve and higher corporate project costs, partially offset by favorable foreign currency impact ($4.7) and lower compensation and benefits resulting from current year restructuring actions.  Our adjusted operating expense-to-revenue ratio increased by 160 basis points to 21.7% in 2016. The increased ratio was primarily due to the net revenue decline and higher corporate project costs, partially offset by lower compensation and benefits resulting from current year restructuring actions.

Amortization expense increased $4.9 (17%) primarily due to the acquired intangibles of Abel and Red Valve.

Pension settlement charge decreased $17.7 due to one-time lump-sum payments made in 2015 from the Company’s U.S. pension plan to former employees who elected to receive such payments. These payments settled the Company’s pension obligations to those who made the election to participate. See Note 5 to our financial statements included in Part II, Item 8, of this Form 10-K for further information on this settlement.

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

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Year Ended September 30,
	2017		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$1,028.2	100.0	$964.7	100.0	$992.8	100.0
Gross profit	381.0	37.1	347.5	36.0	337.8	34.0
Operating expenses	218.1	21.2	212.5	22.0	193.5	19.5
Amortization expense	29.0	2.8	32.7	3.4	25.7	2.6

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

Net revenue increased $63.5 (7%) primarily due to the increased demand for plastics projects and screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), four additional months of Red Valve revenue ($14.1) in the current year, and increased demand for equipment and systems used in food and pharmaceutical applications, partially offset by unfavorable foreign currency impact ($3.8) and lower demand for industrial equipment and parts used in power and mining (including coal).

We expect future revenue for the Process Equipment Group to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers.  Though backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter.  The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars.  Backlog increased $132.0 (26%) from $500.2 on September 30, 2016, to $632.2 on September 30, 2017, which included a favorable foreign currency impact of $20.8. The increase in backlog is primarily driven by an increase in orders for projects in the plastics industry, as well as screening and separating equipment that processes proppants (used in hydraulic fracturing).

Gross profit increased $33.5 (10%) primarily driven by increased demand for plastics projects and screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), increased profits from four additional months of Red Valve results in the current year, increased demand for equipment and systems used in food and pharmaceutical applications, savings related to restructuring actions taken in 2016, restructuring and restructuring related charges in fiscal 2016 that did not repeat in fiscal 2017, and inventory step-up charges related to the Abel and Red Valve acquisitions in 2016 that did not repeat in 2017, partially offset by unfavorable foreign currency impact ($1.4), and lower demand for industrial equipment and parts used in power and mining (including coal). Gross profit margin improved 110 basis points to 37.1%, primarily driven by pricing and productivity improvements, the higher margin associated with Red Valve, a decrease in restructuring and restructuring related charges, inventory step-up charges related to the Abel and Red Valve acquisitions in 2016 that did not repeat in 2017, and savings related to restructuring actions taken in 2016, partially offset by unfavorable product mix.

Gross profit included restructuring and restructuring related charges ($0.6 in 2017 and $3.2 in 2016) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit increased $28.5 (8%) and adjusted gross profit margin improved 50 basis points to 37.1% in 2017.

Operating expenses increased $5.6 (3%), primarily driven by four additional months of Red Valve operating expenses in the current year, an increase in variable compensation, and an increase in sales and marketing investments, partially offset by favorable currency impact ($0.9), a decrease in restructuring and restructuring related charges, and a trade name impairment recorded in 2016 that did not repeat in 2017. Our operating expense-to-revenue ratio improved by 80 basis points to 21.2%,

Operating expenses included business acquisition and integration costs ($0.6 in 2017 and $0.3 in 2016), restructuring and restructuring related costs ($2.2 in 2017 and $4.8 in 2016), and a trade name impairment in 2016 of $2.2.  Excluding these items, adjusted operating expenses increased $10.1 (5%), primarily driven by four additional months of Red Valve operating expenses in the current year, an increase in variable compensation, and an increase in sales and marketing investments, partially offset by favorable foreign currency impact of $1.0. Adjusted operating expenses as a percentage of net revenue improved 40 basis points to 20.9% in 2017.

Amortization expense decreased $3.7 (11%) primarily due to backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, partially offset by amortization on the acquired intangibles of Red Valve.

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

Net revenue decreased $28.1 (3%), primarily due to unfavorable foreign currency impact ($20.4), as well as decreased volume in equipment that processes proppants (used in hydraulic fracturing) and parts and equipment used in power and mining (including coal). These decreases were partially offset by the increased revenue associated with the acquisitions of Abel and Red Valve.

Gross profit increased $9.7 (3%), primarily driven by the increased profits associated with the acquisitions of Abel and Red Valve, as well as productivity and pricing improvements. The gross profit increase was partially offset by an unfavorable foreign currency impact ($6.7), decreased demand for equipment that processes proppants (used in hydraulic fracturing) and parts and equipment used in power and mining (including coal), a decline in product and business mix, the inventory step-up charges related to the Abel and Red Valve acquisitions, and an increase in restructuring and restructuring related charges. Gross profit margin improved 200 basis points to 36.0%, primarily driven by productivity and pricing improvements and the higher margins associated with Abel and Red Valve, partially offset by under-absorption of fixed overhead costs, a decline in product and business mix, inventory step-up charges, and an increase in restructuring and restructuring related charges.

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

Operating expenses increased $19.0 (10%) primarily driven by the addition of operating expenses from Abel and Red Valve, a trade name impairment charge, and an increase in restructuring and restructuring related costs, partially offset by favorable foreign currency impact ($4.4) and a decrease in business acquisition and integration costs. Our operating expense-to-revenue ratio increased by 250 basis points to 22.0%, primarily due to the net revenue decline, a trade name impairment recorded in 2016, and the increase in restructuring and restructuring related charges, partially offset by a decrease in business acquisition and integration costs.

Operating expenses included business acquisition and integration costs ($0.3 in 2016 and $1.1 in 2015), restructuring and restructuring related costs ($4.8 in 2016 and $3.9 in 2015), and a trade name impairment in 2016 of $2.2.  Excluding these items, adjusted operating expenses increased $16.7 (9%), which included favorable foreign currency impact of $4.4. The increase in adjusted operating expenses was primarily driven by the addition of operating expenses from Abel and Red Valve. Our adjusted operating expense-to-revenue ratio increased 230 basis points to 21.3%. The increased ratio was primarily due to the net revenue decline.

Amortization expense increased $7.0 (27%) primarily due to the acquired intangibles of Abel and Red Valve.

OPERATIONS REVIEW — BATESVILLE

	Year Ended September 30,
	2017		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$562.0	100.0	$573.7	100.0	$604.0	100.0
Gross profit	210.3	37.4	223.1	38.9	232.6	38.5
Operating expenses	83.9	14.9	91.4	15.9	97.8	16.2
Amortization expense	0.2	—	0.3	0.1	2.0	0.3

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

Net revenue decreased $11.7 (2%), primarily due to a decrease in volume ($18.3), partially offset by an increase in average selling price ($6.3). Lower volume was driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation, as well as product line simplification initiatives.

Gross profit decreased $12.8 (6%), and gross profit margin decreased 150 basis points to 37.4%. The decrease in gross profit and gross profit margin was primarily due to an increase in restructuring and restructuring related charges, higher commodity and fuel costs, and the decline in volume, partially offset by productivity improvements across the supply chain including the impact of one-time projects, along with an increase in average selling price.

Gross profit included restructuring and restructuring related charges ($6.8 in 2017 and $0.5 in 2016). Excluding restructuring and restructuring related charges, adjusted gross profit decreased $6.5 (3%) and adjusted gross profit margin decreased 40 basis points to 38.6% in 2017.

Operating expenses decreased $7.5 (8%) to $83.9 in 2017, and our operating expense-to-revenue ratio improved 100 basis points to 14.9%, primarily due to lower compensation and benefits resulting from fiscal year 2016 restructuring actions, current year productivity initiatives, and a decrease in restructuring and restructuring related charges.

Operating expenses included restructuring and restructuring related charges of $1.1 in 2016. Excluding these charges, adjusted operating expenses decreased $6.4 (7%) and our adjusted operating expense-to-revenue ratio improved 80 basis points to 14.9%, primarily due to lower compensation and benefits resulting from fiscal 2016 restructuring actions and current year productivity initiatives.

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

Net revenue decreased $30.3 (5%), primarily due to unfavorable foreign currency impact ($3.0) and a decrease in volume ($26.8). Lower volume was driven by what we estimate to be a decrease in North American burials primarily due to an increase in the rate at which families opted for cremation.

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

Operating expenses decreased $6.4 (7%) to $91.4 in 2016 primarily due to lower compensation and benefits resulting from current year restructuring actions, lower variable compensation expense, and certain litigation costs in fiscal 2015 that did not repeat in 2016. These decreases were partially offset by an increase in restructuring and restructuring related charges in 2016. Our operating expense-to-revenue ratio improved 30 basis points to 15.9%.

Operating expenses included restructuring and restructuring related charges ($1.1 in 2016 and $0.2 in 2015) and $0.5 of certain litigation costs in 2015. Excluding these costs, adjusted operating expenses decreased 7% to $90.3 in 2016, which was primarily due to lower compensation and benefits resulting from current year restructuring actions and lower variable compensation expense. Our adjusted operating expense-to-revenue ratio improved 40 basis points to 15.7%.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2017		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Core operating expenses	$39.2	2.5	$38.7	2.5	$35.3	2.2
Business acquisition and integration costs	0.5	—	3.4	0.2	2.5	0.2
Restructuring and restructuring related charges	2.7	0.2	0.5	0.1	1.5	0.1
Operating expenses	$42.4	2.7	$42.6	2.8	$39.3	2.5

Core operating expenses represent operating expenses excluding restructuring and restructuring related charges and costs related to business acquisition and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

Core operating expenses increased $0.5 (1%) in 2017 primarily due to an increase in variable compensation.  These expenses as a percentage of net revenue were flat compared to 2016.

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

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

Core operating expenses increased $3.4 (10%) in 2016 primarily due to higher corporate project costs and variable compensation. These expenses as a percentage of net revenue increased 30 basis points to 2.5%.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA.

	Year Ended September 30,
	2017	2016	2015
Consolidated Net Income	$128.4	$116.8	$113.2
Interest income	(0.9)	(1.2)	(1.0)
Interest expense	25.2	25.3	23.8
Income tax expense	59.9	47.3	49.1
Depreciation and amortization	56.6	60.4	54.3
EBITDA	$269.2	$248.6	$239.4
Business acquisition and integration	1.1	3.7	3.6
Inventory step-up	—	2.4	—
Restructuring and restructuring related	10.7	10.2	7.5
Trade name impairment	—	2.2	—
Pension settlement charge	—	—	17.7
Litigation costs	—	—	0.5
Adjusted EBITDA	$281.0	$267.1	$268.7

Consolidated net income for 2017 compared to 2016 increased $11.6 (10%), primarily driven by the increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, as well as increased earnings associated with the acquisition of Red Valve, pricing and productivity improvements, backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, savings related to restructuring actions taken in 2016, a reduction in business acquisition and integration costs, inventory step-up charges related to Abel and Red Valve in 2016 that did not repeat in 2017, a trade name impairment in 2016 that did not repeat in 2017, and a favorable foreign currency impact ($0.6). This increase in consolidated net income was partially offset by unfavorable product mix, lower demand for industrial equipment and parts used in power and mining (including coal), a decrease in volume at Batesville, an increase in the effective tax rate, increased commodity and fuel costs at Batesville, and an increase in variable compensation.

Adjusted EBITDA for 2017 compared to 2016 increased $13.9 (5%), primarily driven by the increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, as well as increased earnings associated with the acquisition of Red Valve, pricing and productivity improvements, and savings related to restructuring actions taken in 2016. This increase in consolidated adjusted EBITDA was partially offset by unfavorable foreign currency impact ($0.9), unfavorable product mix, lower demand for industrial equipment and parts used in power and mining (including coal), a decrease in volume at Batesville, increased commodity and fuel costs at Batesville, and an increase in variable compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months and how we intend to use it.  We describe actual results in generating and utilizing cash by comparing 2017 to 2016.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long term notes, including the 5.5% senior unsecured notes and the 4.60% Series A unsecured notes (“Series A Notes”), and our revolving credit facility and term loan (collectively, the “Facility”) as part of our overall financing strategy.  We believe we continue to have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt.  In addition to cash balances and our ability to access long-term financing, we had $621.2 of maximum borrowing capacity available under the Facility as of September 30, 2017, of which $554.4 of borrowing capacity is immediately available based on our leverage covenant at September 30, 2017, with additional amounts available in the event of a qualifying acquisition.  The available borrowing capacity reflects a reduction of $10.8 for outstanding letters of credit issued under the Facility.  The Company may request an increase of up to $300.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of September 30, 2017, we had guarantee arrangements totaling $227.9, under which $174.6 was utilized for this purpose.  These arrangements include a €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Company may request an increase to the total capacity under the LG facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S.  The majority of foreign earnings are considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations.  Accordingly, no significant U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. During fiscal 2017, the Company recognized a deferred tax liability of $4.0 representing the assumed foreign taxes on the distribution of funds among certain of our foreign subsidiaries. However, we expect these funds will remain indefinitely reinvested outside of the U.S.  The cash at our international subsidiaries totaled $60.4 at September 30, 2017.  We do not intend, nor do we foresee a need, to repatriate these funds to the U.S. Such repatriation for use in domestic operations would expose us to additional taxes pursuant to current regulatory and tax laws.

12-month Outlook

We believe the 12-month outlook for our business remains positive.  Although cash flow from operations in the Process Equipment Group naturally experiences substantial fluctuations driven by changes in working capital requirements (due to the type of product and geography of customer projects in process at any point in time), we believe we have significant flexibility to meet our financial commitments including working capital needs, capital expenditures, and financing obligations.

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

Our anticipated contribution to our U.S. and non-U.S. pension plans in 2018 is $9.9. This amount is lower than 2017, as we do not anticipate contributing to our U.S. defined benefit pension plan in 2018. In 2017, we contributed $80.0 to our U.S. defined benefit pension plan, which was funded with cash on hand and funds borrowed from the Facility. As a result, the U.S. defined benefit pension plan assets are now greater than the benefit obligations at September 30, 2017. See Note 5 to our financial statements included in Part II, Item 8, of this Form 10-K for more detail. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2017, which will require approximately $13 each quarter based on our outstanding common stock at September 30, 2017.  We are authorized by our Board of Directors to purchase up to $200.0 of our common stock in total under our existing share repurchase program, and may make such purchases, depending on market conditions and other needs for cash consistent with our growth strategy.  We repurchased approximately 778,000 shares of our common stock in 2017, for a total cost of approximately $28.0. At

September 30, 2017, we had approximately $100.6 remaining for share repurchases under the existing Board authorization. See Part I, Item 5 within this Form 10-K for more information on share repurchases.

We believe existing cash, cash flows from operations, and the issuance of debt will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities.  Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Year Ended September 30,
(in millions)	2017	2016	2015
Cash flows provided by (used in)
Operating activities	$246.2	$238.2	$105.0
Investing activities	(13.5)	(253.5)	(29.5)
Financing activities	(215.1)	21.6	(83.2)
Effect of exchange rate changes on cash and cash equivalents	(3.6)	(2.6)	(2.0)
Increase (decrease) in cash and cash equivalents	$14.0	$3.7	$(9.7)

Operating Activities

Operating activities provided $246.2 of cash during 2017, in contrast to providing $238.2 of cash during 2016, an $8.0 increase. This increase was primarily due to the timing of working capital requirements within the Process Equipment Group, which was partially offset by the $80 contribution to our U.S. defined benefit pension plan in 2017. In addition, as a result of the pension contribution, tax payments were lower in 2017 by approximately $30. The decrease in working capital requirements was primarily driven by the timing of project orders, the associated advanced payments, and decreased payables to suppliers that were outstanding at the end of 2017.

Operating activities provided $238.2 of cash during 2016, in contrast to providing $105.0 of cash during 2015, a $133.2 increase. This increase was primarily driven by the timing of working capital requirements within the Process Equipment Group and the payment of a litigation settlement at Batesville in fiscal 2015 that did not repeat in 2016. These increases in operating cash flow were partially offset by an increase in cash paid for taxes. The decrease in working capital requirements within the Process Equipment Group was primarily driven by the timing of project orders and the associated payables to suppliers that were outstanding at the end of 2016. The working capital balance at September 30, 2015 was higher due to an increased outflow of supplier payments in 2015 driven by several significant project orders that were received in the final quarter of 2014. In addition, payments on certain customer contracts were delayed due to the movement of delivery dates, causing our net working capital investment in those contracts to increase during 2015.

Working capital requirements for the Process Equipment Group may continue to fluctuate in this manner due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project.  Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

Cash used in investing activities in 2017 compared to 2016 decreased $240 primarily due to the acquisitions of Abel and Red Valve in 2016, compared to no acquisitions in 2017.

Cash used in investing activities in 2016 compared to 2015 increased $224.0 primarily due to the acquisitions of Abel and Red Valve, partially offset by lower capital expenditures.

Financing Activities

Cash provided by (used in) financing activities was largely impacted by our net borrowing activities.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Daily borrowing and repayment activity under the Facility may fluctuate significantly between periods as we fulfill the capital needs of our business units. Cash used in financing activities in 2017 was $215.1 compared to cash provided by financing activities in 2016 of $21.6.  We had net repayments of $147.2 in 2017 compared to net borrowings of $83.6 in 2016. The decrease in cash provided by financing activities was due primarily to borrowings used to fund the acquisitions of Abel and Red Valve in 2016 that did not repeat in 2017 and an increase in repurchases of common stock, partially offset by the borrowings used to fund the $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 and an increase in proceeds from stock plans.

Cash provided by financing activities in 2016 was $21.6 compared to cash used in financing activities in 2015 of $83.2.  We had net borrowings of $83.6 in 2016 compared to net repayments of $26.2 in 2015, due primarily to the acquisitions of Abel and Red Valve, partially offset by the improvement in working capital needs within the Process Equipment Group.

We returned $51.9 to shareholders in 2017 in the form of quarterly dividends.  We increased our quarterly dividend in 2017 to $0.2050 per common share from $0.2025 paid during 2016 and $0.2000 paid in 2015.  We repurchased approximately 778,000 shares of our common stock during 2017, for a total cost of approximately $28.0.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements outside of those disclosed previously in the Ability to Access Cash section or the Contractual Obligations and Contingent Liabilities and Commitments section below.

Inflation

The effect of broad-based inflation on the Company’s revenues and net earnings was not significant in 2017, 2016, or 2015.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations as of September 30, 2017.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the financial statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$150.0	$—	$—
Revolving credit facility (1)	68.0	—	68.0	—	—
Term loan	148.5	18.0	130.5	—	—
Series A Notes	100.0	—	—	—	100.0
Interest on financing agreements (2)	69.0	17.9	31.0	9.8	10.3
Operating lease obligations (noncancellable)	100.4	18.5	27.9	18.7	35.3
Purchase obligations (3)	198.1	190.0	7.3	0.8	—
Defined benefit plan funding (4)	138.6	10.7	21.2	20.0	86.7
Other long-term liabilities (5)	19.1	5.6	4.7	2.4	6.4
Total contractual obligations (6)	$991.7	$260.7	$440.6	$51.7	$238.7

(1)	Our revolving credit facility expires in December 2019. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.

(2)
Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility and term loan at their current rate at September 30, 2017.

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

(6)
We have excluded from the table our $9.9 liability related to uncertain tax positions as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.

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

We are exposed to various market risks.  We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.  Our primary exposures are to:  fluctuations in market prices for purchases of certain commodities; volatility in interest rates associated with our revolving credit facility and term loan; volatility in the fair value of the assets held by our pension plans; and variability in exchange rates in foreign locations.

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

At September 30, 2017, we had $68.0 outstanding under our $700.0 revolving credit facility and $148.5 outstanding under a related term loan. We are subject to interest rate risk associated with our revolving credit facility and related term loan, which bear a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Part of the exposure to this variability is managed through the use of interest rate swaps. Assuming these borrowings remain at $216.5 for 12 months, a one percentage point change in the related interest rates would increase or decrease our annual interest expense by approximately $1.7 (net of related interest rate swap impact). Based upon debt balances as of September 30, 2016, a one percentage point change in the related interest rates would have increased or decreased our annual interest expense by approximately $3.6.

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

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  As of September 30, 2017 and 2016, a 10% change in the foreign exchange rates affecting unhedged balance sheet exposures would have impacted pre-tax earnings by less than 1%.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation or depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of approximately $55 and $63 as of September 30, 2017 and 2016.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2017.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Joe A. Raver
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand, Inc. and its subsidiaries as of September 30, 2017 and September 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred tax assets and liabilities in 2017.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 15, 2017

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended September 30,
	2017	2016	2015
Net revenue	$1,590.2	$1,538.4	$1,596.8
Cost of goods sold	998.9	967.8	1,026.4
Gross profit	591.3	570.6	570.4
Operating expenses	344.4	346.5	330.6
Amortization expense	29.2	33.0	28.1
Pension settlement charge	—	—	17.7
Interest expense	25.2	25.3	23.8
Other (expense) income, net	(4.2)	(1.7)	(7.9)
Income before income taxes	188.3	164.1	162.3
Income tax expense	59.9	47.3	49.1
Consolidated net income	128.4	116.8	113.2
Less: Net income attributable to noncontrolling interests	2.2	4.0	1.8
Net income(1)	$126.2	$112.8	$111.4

Net income(1) — per share of common stock
Basic earnings per share	$1.99	$1.78	$1.76
Diluted earnings per share	$1.97	$1.77	$1.74
Weighted-average shares outstanding — basic	63.6	63.3	63.2
Weighted-average shares outstanding — diluted	64.0	63.8	63.9

Cash dividends per share	$0.8200	$0.8100	$0.8000

(1) Net income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2017	2016	2015
Consolidated net income	$128.4	$116.8	$113.2
Other comprehensive (loss) income, net of tax
Currency translation	24.9	(9.8)	(47.6)
Pension and postretirement (net of tax of $10.9, $4.8, and $2.1)	22.2	(13.1)	(8.4)
Net unrealized (loss) gain on derivative instruments (net of tax of $1.0, $0.2, and $0.4)	1.7	0.7	(0.1)
Total other comprehensive income (loss), net of tax	48.8	(22.2)	(56.1)
Consolidated comprehensive income	177.2	94.6	57.1
Less: Comprehensive income attributable to noncontrolling interests	2.4	3.7	1.4
Comprehensive income(2)	$174.8	$90.9	$55.7

(2) Comprehensive income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$66.0	$52.0
Trade receivables, net	206.1	205.0
Receivables from long-term manufacturing contracts	125.2	125.8
Inventories	151.6	153.1
Deferred income taxes	—	23.9
Prepaid expenses	28.2	18.2
Other current assets	16.5	22.3
Total current assets	593.6	600.3
Property, plant, and equipment, net	150.4	152.5
Intangible assets, net	523.9	541.5
Goodwill	647.5	634.3
Other assets	41.1	31.1
Total Assets	$1,956.5	$1,959.7

LIABILITIES
Current Liabilities
Trade accounts payable	$158.0	$135.7
Liabilities from long-term manufacturing contracts and advances	132.3	78.6
Current portion of long-term debt	18.8	13.8
Accrued compensation	66.9	57.3
Deferred income taxes	—	22.8
Other current liabilities	135.7	125.5
Total current liabilities	511.7	433.7
Long-term debt	446.9	595.1
Accrued pension and postretirement healthcare	129.6	232.7
Deferred income taxes	75.7	22.6
Other long-term liabilities	26.7	29.4
Total Liabilities	1,190.6	1,313.5

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.8 and 63.7 shares issued, 63.1 and 63.0 shares outstanding)	—	—
Additional paid-in capital	349.9	348.7
Retained earnings	507.1	433.3
Treasury stock (0.7 and 0.7 shares)	(24.4)	(19.9)
Accumulated other comprehensive loss	(81.2)	(129.8)
Hillenbrand Shareholders’ Equity	751.4	632.3
Noncontrolling interests	14.5	13.9
Total Shareholders’ Equity	765.9	646.2

Total Liabilities and Equity	$1,956.5	$1,959.7

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2017	2016	2015
Operating Activities
Consolidated net income	$128.4	$116.8	$113.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56.6	60.4	54.3
Trade name impairment	—	2.2	—
Pension settlement charge	—	—	17.7
Deferred income taxes	37.1	(4.7)	(0.5)
Net loss (gain) on disposal or impairment of property	(4.6)	0.3	(2.1)
Equity in net (income) loss from affiliates	0.4	(0.3)	2.1
Share-based compensation	10.5	8.5	12.0
Trade accounts receivable and receivables on long-term manufacturing contracts	10.7	9.7	(15.4)
Inventories	5.4	11.3	5.2
Prepaid expenses and other current assets	(6.2)	5.5	(8.5)
Trade accounts payable	17.2	30.2	(76.6)
Accrued expenses and other current liabilities	64.6	(10.7)	1.0
Income taxes payable	4.8	3.8	13.5
Defined benefit plan funding	(90.6)	(15.5)	(15.4)
Defined benefit plan expense	6.4	11.9	14.5
Other, net	5.5	8.8	(10.0)
Net cash provided by operating activities	246.2	238.2	105.0

Investing Activities
Capital expenditures	(22.0)	(21.2)	(31.0)
Proceeds from sales of property, plant, and equipment	5.7	2.0	2.8
Acquisitions of businesses, net of cash acquired	—	(235.4)	—
Return of investment capital from affiliates	3.2	1.1	1.5
Other, net	(0.4)	—	(2.8)
Net cash used in investing activities	(13.5)	(253.5)	(29.5)

Financing Activities
Repayments on term loan	(13.5)	(9.0)	(9.0)
Proceeds from revolving credit facility	819.3	719.8	430.2
Repayments on revolving credit facility	(953.0)	(627.2)	(547.0)
Proceeds from unsecured Series A Notes, net of financing costs	—	—	99.6
Payment of dividends on common stock	(51.9)	(51.1)	(50.4)
Repurchases of common stock	(28.0)	(21.2)	(11.2)
Net proceeds on stock plans	13.7	11.1	3.4
Other, net	(1.7)	(0.8)	1.2
Net cash provided by (used in) financing activities	(215.1)	21.6	(83.2)

Effect of exchange rate changes on cash and cash equivalents	(3.6)	(2.6)	(2.0)

Net cash flows	14.0	3.7	(9.7)

Cash and cash equivalents:
At beginning of period	52.0	48.3	58.0
At end of period	$66.0	$52.0	$48.3

Cash paid for interest	$20.3	$22.7	$20.0
Cash paid for income taxes	$18.2	$48.0	$36.4
 See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2014	63.5	$342.1	$311.7	0.6	$(18.3)	$(52.2)	$10.5	$593.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(55.7)	(0.4)	(56.1)
Net income	—	—	111.4	—	—	—	1.8	113.2
Issuance/retirement of stock for stock awards/options	0.1	(5.1)	—	(0.3)	8.5	—	—	3.4
Share-based compensation	—	12.0	—	—	—	—	—	12.0
Purchases of common stock	—	—	—	0.4	(11.2)	—	—	(11.2)
Dividends	—	0.6	(51.0)	—	—	—	—	(50.4)
Other	—	1.3	—	—	—	—	(0.2)	1.1
Balance at September 30, 2015	63.6	350.9	372.1	0.7	(21.0)	(107.9)	11.7	605.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(21.9)	(0.3)	(22.2)
Net income	—	—	112.8	—	—	—	4.0	116.8
Issuance/retirement of stock for stock awards/options	0.1	(11.2)	—	(0.7)	22.3	—	—	11.1
Share-based compensation	—	8.5	—	—	—	—	—	8.5
Purchases of common stock	—	—	—	0.7	(21.2)	—	—	(21.2)
Dividends	—	0.5	(51.6)	—	—	—	(1.5)	(52.6)
Balance at September 30, 2016	63.7	348.7	433.3	0.7	(19.9)	(129.8)	13.9	646.2
Total other comprehensive income, net of tax	—	—	—	—	—	48.6	0.2	48.8
Net income	—	—	126.2	—	—	—	2.2	128.4
Issuance/retirement of stock for stock awards/options	0.1	(9.8)	—	(0.7)	23.5	—	—	13.7
Share-based compensation	—	10.5	—	—	—	—	—	10.5
Purchases of common stock	—	—	—	0.7	(28.0)	—	—	(28.0)
Dividends	—	0.5	(52.4)	—	—	—	(1.8)	(53.7)
Balance at September 30, 2017	63.8	$349.9	$507.1	0.7	$(24.4)	$(81.2)	$14.5	$765.9

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

1.              Background

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company with multiple market-leading brands that serve a wide variety of industries around the world.  We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

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

Hillenbrand is composed of two business segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world.  Batesville is a recognized leader in the North American death care industry.  Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries.

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

Foreign currency translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive loss in shareholders’ equity.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss in “other (expense) income, net” when the transaction is settled.

Cash and cash equivalents include short-term investments with original maturities of three months or less.  The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing accounts receivable portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We generally hold trade accounts receivable until they are collected.  At September 30, 2017 and 2016, we had reserves against trade receivables of $21.6 and $21.0.

Inventories are valued at the lower of cost or market.  Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 32% of inventories at September 30, 2017 and 2016.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods.  If the FIFO method of inventory accounting, which approximates current cost, had been used for inventory accounted for using the LIFO method, that inventory would have been approximately $15.0 and $15.2 higher than reported at September 30, 2017 and 2016.

	September 30,
	2017	2016
Raw materials and components	$52.6	$51.4
Work in process	55.4	54.0
Finished goods	43.6	47.7
Total inventories	$151.6	$153.1

Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method based on estimated useful lives of three to 50 years for buildings and improvements and three to 25 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected in the Company’s income from operations. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. Total depreciation expense for 2017, 2016, and 2015 was $25.4, $25.6, and $26.2.

	September 30, 2017		September 30, 2016
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$15.9	$(3.5)	$17.3	$(3.6)
Buildings and building equipment	110.5	(68.0)	105.6	(64.3)
Machinery and equipment	335.8	(240.3)	329.0	(231.5)
Total	$462.2	$(311.8)	$451.9	$(299.4)

Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which we expect to receive future economic benefits from these assets.  We assess the carrying value of trade names annually, or more often if events or changes in circumstances indicate there may be impairment. Estimated amortization expense related to intangible assets for the next five years is: $32.2 in 2018, $32.0 in 2019, $31.4 in 2020, $30.4 in 2021, and $29.3 in 2022.

	September 30, 2017		September 30, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.1)	$0.2	$(0.1)
Customer relationships	468.7	(125.9)	459.5	(100.7)
Technology, including patents	80.7	(39.9)	77.9	(33.3)
Software	48.3	(41.5)	47.4	(39.8)
Other	0.2	(0.2)	0.4	(0.3)
	598.1	(207.6)	585.4	(174.2)
Indefinite-lived assets:
Trade names	133.4	—	130.3	—

Total	$731.5	$(207.6)	$715.7	$(174.2)

In the third quarter of 2016, the Company recorded a trade name impairment charge of $2.2, included in operating expenses, on two trade names related to the Process Equipment Group segment. The decline in the estimated fair value of these trade names was largely driven by the decreased demand for equipment and parts used in coal mining and coal power. As of September 30, 2017, we had approximately $13 of trade name book value in the Process Equipment Group segment’s reporting units most significantly impacted by demand for coal mining and coal power.

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

	Process Equipment Group	Batesville	Total
Balance September 30, 2015	$535.7	$8.3	$544.0
Acquisitions	96.4	—	96.4
Adjustments	(0.3)	—	(0.3)
Foreign currency adjustments	(5.8)	—	(5.8)
Balance September 30, 2016	626.0	8.3	634.3
Acquisitions, including purchase price adjustments	(0.9)	—	(0.9)
Foreign currency adjustments	14.1	—	14.1
Balance September 30, 2017	$639.2	$8.3	$647.5

As a result of the required annual impairment assessment performed in the third quarter of 2017, the Company tested the recoverability of its goodwill, and in all reporting units, the fair value of goodwill was determined to exceed the carrying value, resulting in no impairment of goodwill. Since the fair value of each reporting unit exceeded its carrying value, the second step of the goodwill impairment test was not necessary. The fair value of the reporting unit in the Process Equipment Group segment that is most directly impacted by demand in domestic coal mining and coal power exceeded its carrying value by less than 10%. The carrying value of goodwill at September 30, 2017 for this reporting unit was $71.3. In the event that the assumptions used (e.g., order backlog, revenue and profit growth rates, discount rate, industry valuation multiples) for this reporting unit are not consistent with actual performance in 2018, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.

Investments — Our investment portfolio consists of investments in private equity limited partnerships.  The carrying value of the portfolio was $1.4 and $7.6 at September 30, 2017 and 2016 and is included in other assets on the balance sheets.  The fair value of these investments is not readily available. We use the equity method of accounting for substantially all private equity limited partnerships, with earnings or losses reported in “other (expense) income, net” in the income statements. We regularly evaluate all investments for possible impairment.

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

On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of September 30, 2017, we had repurchased approximately 3,600,000 shares for approximately $99.4 in the aggregate. Such shares were classified as treasury stock. We repurchased approximately 778,000 shares of our common stock during 2017, at a total cost of approximately $28.0. In 2017 and 2016, approximately 700,000 shares and 800,000 shares were issued from treasury stock under our stock compensation programs.  At September 30, 2017, we had approximately $100.6 remaining for share repurchases under the existing Board authorization.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2017 and 2016.

Accumulated other comprehensive loss included all changes in Hillenbrand shareholders’ equity during a period except those that resulted from investments by or distributions to our shareholders.

	September 30,
	2017	2016
Currency translation	$(36.9)	$(61.6)
Pension and postretirement (net of taxes of $23.4 and $34.1)	(45.3)	(67.5)
Unrealized gain (loss) on derivative instruments (net of taxes of $0.8 and $0.5)	1.0	(0.7)
Accumulated other comprehensive loss	$(81.2)	$(129.8)

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

A portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method. Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 25%, 24%, and 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2017, 2016, and 2015.

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

Research and development costs are expensed as incurred as a component of operating expenses and were $11.9, $12.6, and $12.7 for 2017, 2016, and 2015.

Warranty costs — We provide for the estimated warranty cost of a product at the time revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections.  Our warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold.  The Process Equipment Group generally offers a one to two-year warranty on a majority of its products.  It engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $15.8 and $16.6 for 2017 and 2016.  Warranty costs were $4.1, $4.3, and $4.0 for 2017, 2016, and 2015.

Income taxes — We establish deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The majority of the cash at our foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been provided, as we do not intend, nor do we foresee a need, to repatriate these funds.

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

Derivative financial instruments — The Company has hedging programs in place to manage its currency exposures.  The objectives of our hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, we use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms up to 24 months.

The Company has interest rate and cross currency swaps in place to manage or hedge the risks associated with our indebtedness and interest payments. Our objectives in using these swaps are to add stability to interest expense and to manage our exposure to interest rate movements.

We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there was no significant ineffectiveness from any of our derivative activities during the period. We formally designate any instrument that meets these hedging criteria as a hedge.

The aggregate notional amount of all derivative instruments was $262.4 and $208.3 at September 30, 2017 and 2016.

We measure all derivative instruments at fair value and report them on our balance sheets as assets or liabilities.  Contracts designated as hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive gain (loss).  Foreign exchange contracts designated to hedge foreign currency exposures within our balance sheet have an offsetting amount recorded in “Other (expense) income, net”.

The carrying value of all of derivative instruments at fair value resulted in assets of $3.8 and $1.4 (included in other current assets and other assets) and liabilities of $2.3 and $3.3 (included in other current liabilities) at September 30, 2017 and 2016.  See Note 13 for additional information on the fair value of our derivative instruments.

Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  Gains and losses on derivative instruments reported in accumulated other comprehensive gain (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  The amounts recognized in accumulated other comprehensive income (loss) and subsequently through earnings were not significant from 2015 through 2017.  Net gains and losses on foreign exchange contracts offset foreign exchange effects on the hedged items.  The Company does not enter into derivative contracts for purposes of speculation.

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

Business acquisition and integration costs are expensed as incurred and are reported as a component of cost of goods sold, operating expenses, interest expense, and “other (expense) income, net,” depending on the nature of the cost.  We define these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with the evaluation and effort to acquire specific businesses.  Business acquisition and integration costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of our business development department.

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

Recently adopted accounting standards — In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition.  ASU 2014-12 became effective and was adopted for our fiscal year beginning October 1, 2016. The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes. ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position in order to simplify the presentation of deferred income taxes. ASU 2015-17 was early adopted for our fiscal year beginning October 1, 2016.  The adoption of this standard resulted in a reclassification of $7.4 from current deferred income taxes to non-current deferred income taxes on the Consolidated Balance Sheets as of September 30, 2017. No periods prior to adoption were retrospectively adjusted.

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

We have begun the assessment process and continue to evaluate the impact that ASU 2014-09 will have on our consolidated financial statements and financial reporting processes, including evaluating new disclosure requirements. Based on our initial assessment, which included a comparison of our existing accounting policies and practices against the new standard and a review of contracts active during and through the end of 2016, we believe the key areas of consideration for our financial statements include percentage-of-completion accounting, separate performance obligations, and related revenue recognized over time. Based on our initial assessment, we also expect to adopt this new standard using the modified retrospective method, which will result in a cumulative effect adjustment as of the date of adoption, and we currently do not expect the adoption of ASU 2014-09 to have a material impact on our results of operations, financial condition, or cash flows.

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 will be effective for our fiscal year beginning on October 1, 2020, with early adoption permitted for our fiscal year beginning October 1, 2019. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance.  ASU 2017-12 will be effective for our fiscal year beginning on October 1, 2019, with early adoption permitted. The amendment would be applied to hedging relationships existing on the date of adoption and the effect of adoption would be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). We are currently evaluating the impact that ASU 2017-12 will have on our consolidated financial statements.

3.              Business Acquisitions

We incurred $1.1 and $3.7 of business acquisition and integration costs during 2017 and 2016, recorded in operating expenses.

Abel

We completed the acquisition of Abel Pumps LP and Abel GmbH & Co. KG and certain of their affiliates (collectively “Abel”) on October 2, 2015, for €95 in cash.  We utilized borrowings under our $700.0 revolving credit facility and $180.0 term loan (together, the “Facility”) to fund this acquisition. Based in Büchen, Germany, Abel is a globally-recognized leader in positive displacement pumps. Abel specializes in designing, developing, and manufacturing piston and piston diaphragm pumps as well as pumping solutions and in providing related parts and service. This equipment is sold under the ABEL® Pump Technology brand in the power generation, wastewater treatment, mining, general industry, and marine markets. The results of Abel are reported in our Process Equipment Group segment for the relevant periods.

Based on the final purchase allocation, we recorded goodwill of $36 and acquired identifiable intangible assets of $58, which consisted of $5 of trade names not subject to amortization, $9 of developed technology, $3 of backlog, and $41 of customer relationships. In addition, we recorded $14 of net tangible assets, primarily working capital. Goodwill is deductible for tax purposes. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

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

Based on the final purchase allocation, we recorded goodwill of $59 and acquired identifiable intangible assets of $61, which consisted of $4 of trade names not subject to amortization, $8 of developed technology, $1 of backlog, and $48 of customer relationships. In addition, we recorded $10 of net tangible assets, primarily working capital. Goodwill is deductible for tax purposes. Supplemental proforma information has not been provided, as the acquisition did not have a material impact on consolidated results of operations.

Both of these acquisitions continue Hillenbrand’s strategy to transform into a world-class global diversified industrial company by increasing our ability to expand into new markets and geographies within the highly attractive flow control space. The fair value of these acquisitions did not ascribe a significant amount to tangible assets, as we often seek to acquire companies with a relatively low physical asset base in order to limit the need to invest significant additional cash post-acquisition.

4.              Financing Agreements

	September 30,
	2017	2016
$700 revolving credit facility (excluding outstanding letters of credit)	$68.0	$198.5
$180 term loan	148.5	162.0
$150 senior unsecured notes, net of discount (1)	148.9	148.5
$100 Series A Notes (2)	99.7	99.6
Other	0.6	0.3
Total debt	465.7	608.9
Less: current portion	18.8	13.8
Total long-term debt	$446.9	$595.1

(1) Includes debt issuance costs of $0.6 and $0.8 at September 30, 2017 and September 30, 2016.
(2) Includes debt issuance costs of $0.3 and $0.4 at September 30, 2017 and September 30, 2016.

The following table summarizes the scheduled maturities of long-term debt for 2018 through 2022:

Amount
2018	$18.0
2019	18.0
2020	330.5
2021	—
2022	—

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

With respect to the Facility, as of September 30, 2017, we had $10.8 in outstanding letters of credit issued and $621.2 of maximum borrowing capacity. Of the maximum borrowing capacity, $554.4 is immediately available based on our leverage covenant at September 30, 2017, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.40% and 1.48% for 2017 and 2016.  The weighted average facility fee was 0.23% and 0.21% for 2017 and 2016. The weighted-average interest rate on the term loan was 2.27% and 1.76% for 2017 and 2016. We have interest rate swaps on $50.0 of outstanding borrowings under the Facility in order to manage exposure to our variable rate interest payments. We have cross currency swaps on $55.0 of outstanding borrowings under the revolving credit facility to manage currency and interest rate risk exposure on foreign currency denominated debt.  The cross currency swaps are not designated as hedging instruments for accounting purposes.

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

On December 15, 2014, December 19, 2014, and March 24, 2016, the Company and certain of the Company’s domestic subsidiaries entered into amendments (collectively, the “Prudential Amendments”) to the Shelf Agreement. The Prudential Amendments, among other things, amend a financial covenant contained in the Shelf Agreement to provide for Leverage Holidays similar to those discussed above regarding the Facility, extend the maturity date of the Shelf Agreement to March 24, 2019, and increase the aggregate principal amount available under the private shelf facility from $150 to $200, of which $100.0 has been drawn. The Shelf Agreement is an uncommitted facility, and the issuance of notes under the Shelf Agreement is subject to successful placement by Prudential. If a Leverage Holiday is elected, in addition to the interest accruing on the Series A Notes, the Company must pay to each holder of a Series A Note a fee equivalent to 0.75% per annum during the Leverage Holiday period.

On February 18, 2015, we entered into an Amendment Agreement (the “Amendment Agreement”), amending and restating our €150.0 Syndicated Letter of Guarantee Facility (as amended, “LG Facility”), dated as of June 3, 2013, under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued.  The Amendment Agreement extends the maturity date of the LG Facility until at least December 19, 2019, and, among other amendments, amends a financial covenant contained in the LG Facility to provide for Leverage Holidays similar to those discussed above regarding the Facility. The Company has the potential, under certain circumstances and with the lenders’ approval, to increase the total capacity under the LG facility by an additional €70.0.  Guarantees provided under the LG Facility are priced at tiered rates based upon our leverage, and charges for unused capacity are assessed at 35% of the applicable guarantee rate (0.90% at September 30, 2017).  Deferred financing costs of $1.3 are being amortized to interest expense over the term of the LG Facility.  There were no direct borrowings under the LG Facility.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees.  As of September 30, 2017, we had credit arrangements totaling $227.9, under which $174.6 was utilized for this purpose.  These arrangements included the LG Facility and other ancillary credit facilities.

The availability of borrowings under the Facility, the Shelf Agreement, and the LG Facility is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.  Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements) of 3.5 to 1.0 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.5 to 1.0.  As of September 30, 2017, we were in compliance with all covenants.

The Facility, Notes, Series A Notes, and LG Facility are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

We had restricted cash of $0.8 included in other current assets in the Consolidated Balance Sheets at September 30, 2017 and 2016.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard became effective and was retrospectively adopted for our fiscal year beginning October 1, 2016. As of September 30, 2017 and 2016, there were $0.9 and $1.2 in debt issuance costs recorded as a reduction in the carrying value of the related debt liability under the senior unsecured notes and Series A Notes. The $0.9 in debt issuance costs as of September 30, 2017 will be amortized over the remaining terms of the senior unsecured Notes and Series A Notes.

5.              Retirement Benefits

Defined Benefit Retirement Plans — Approximately 44% of our employees participate in one of four defined benefit retirement programs, including the master defined benefit retirement plan in the U.S., the defined benefit plans of our German and Swiss subsidiaries, and the supplemental executive defined benefit retirement plan.  We fund the pension trusts in compliance with ERISA or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period.  The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All pension plans have a September 30 measurement date.

Effect on Operations — The components of net pension costs under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2017	2016	2015	2017	2016	2015
Service cost	$3.6	$3.9	$4.3	$1.3	$1.8	$1.7
Interest cost	8.8	9.5	14.4	0.7	1.8	2.8
Expected return on plan assets	(13.7)	(9.7)	(14.3)	(0.5)	(1.0)	(1.0)
Amortization of unrecognized prior service cost, net	0.4	0.6	0.9	0.1	0.1	—
Amortization of actuarial loss	3.6	3.8	5.3	1.1	0.3	0.1
Settlement expense	0.1	—	17.7	0.6	0.5	—
Net pension costs	$2.8	$8.1	$28.3	$3.3	$3.5	$3.6

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
We elected the full yield curve approach to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest rate costs. This change did not affect the measurement of our total benefit obligations as the change in service cost and interest cost was completely offset in the actuarial (gain) loss reported. We accounted for this change as a change in estimate prospectively starting in fiscal 2016. The change drove a collective decrease in service cost and interest cost of approximately $3.1 in 2016.
On April 1, 2015, we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in September 2015, funded by the existing assets in the Plan. As a result, the assets in the Plan decreased by benefits paid of $75.9, and the projected obligation of the plan decreased by $81.9, consisting of benefits paid of $75.9 and the gain due to settlement of $6.0, which was included in accumulated other comprehensive income. The Company also recorded a non-cash income statement settlement pre-tax charge of $17.7 in September 2015.

During 2017, we also began implementing a plan to transition our U.S. employees not covered by a collective bargaining agreement and our employees covered by collective bargaining agreements at two of our U.S. facilities from a defined benefit-based model to a defined contribution structure over a three-year sunset period. This change caused remeasurements for the U.S. defined benefit pension plan for the affected populations. The remeasurements did not cause a material change, as the assumptions did not materially differ from the assumptions at September 30, 2016.

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2017	2016	2017	2016
Change in benefit obligation:
Projected benefit obligation at beginning of year	$294.2	$272.2	$140.9	$134.2
Service cost	3.6	3.9	1.3	1.8
Interest cost	8.8	9.5	0.7	1.8
Actuarial (gain) loss	(6.9)	19.7	(9.5)	11.7
Benefits paid	(11.0)	(11.1)	(5.7)	(8.8)
Gain due to settlement	(6.9)	—	(1.2)	—
Employee contributions	—	—	0.8	0.7
Effect of exchange rates on projected benefit obligation	—	—	6.1	(0.5)
Projected benefit obligation at end of year	281.8	294.2	133.4	140.9

Change in plan assets:
Fair value of plan assets at beginning of year	173.7	158.9	29.7	29.5
Actual return on plan assets	17.9	19.1	0.3	0.5
Employee and employer contributions	81.8	6.8	8.5	8.5
Benefits paid	(11.0)	(11.1)	(5.7)	(8.8)
Gain due to settlement	—	—	(1.6)	—
Effect of exchange rates on plan assets	—	—	0.2	—
Fair value of plan assets at end of year	262.4	173.7	31.4	29.7

Funded status:
Plan assets less than benefit obligations	$(19.4)	$(120.5)	$(102.0)	$(111.2)

Amounts recorded in the consolidated balance sheets:
Prepaid pension costs, non-current	$8.2	$—	$0.4	$—
Accrued pension costs, current portion	(1.8)	(1.8)	(6.8)	(6.6)
Accrued pension costs, long-term portion	(25.8)	(118.7)	(95.6)	(104.6)
Plan assets greater (less) than benefit obligations	$(19.4)	$(120.5)	$(102.0)	$(111.2)

Net actuarial losses ($71.9) and prior service costs ($1.0), less an aggregate tax effect ($25.0), are included as components of accumulated other comprehensive loss at September 30, 2017.  Net actuarial losses ($103.4) and prior service costs ($1.6), less an aggregate tax effect ($35.2), are included as components of accumulated other comprehensive loss at September 30, 2016.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2018 is expected to be $4.1.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $407.7 and $414.7 at September 30, 2017 and 2016.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2017	2016	2017	2016
Projected benefit obligation	$27.7	$294.2	$102.0	$108.6
Accumulated benefit obligation	27.6	276.5	102.0	108.6
Fair value of plan assets	—	173.7	—	—

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2017	2016	2015	2017	2016	2015
Discount rate for obligation, end of year	3.7%	3.6%	4.4%	1.1%	1.0%	2.1%
Discount rate for expense, during the year	3.5%	4.4%	4.4%	0.5%	1.7%	1.9%
Expected rate of return on plan assets	5.6%	5.5%	6.3%	2.0%	2.0%	3.5%
Rate of compensation increase	3.0%	3.0%	3.0%	2.0%	2.0%	0.2%

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

U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return.  The primary investment strategy is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position.  This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.  The target investment in return-seeking assets is not to exceed 60% of total domestic plan assets. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies.  Those policies subject investments to the following restrictions in our domestic plan: short-term securities must be rated A2/P2 or higher, liability-hedging fixed income securities must have an average quality credit rating of investment grade and investments in equities in any one company may not exceed 10% of the equity portfolio.

During the first quarter of 2017, we made an $80.0 contribution to our U.S. defined benefit pension plan using cash on hand and funds borrowed from our Facility. Although this action increased Plan assets and reduced 2017 pension expense, the majority of the pension expense savings in 2017 from this action was offset by the additional interest expense on the funds borrowed and certain tax effects from the transaction.
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

None of Hillenbrand’s common stock was directly owned by the pension plan trusts at September 30, 2017.

The tables below provide the fair value of our pension plan assets by asset category at September 30, 2017 and 2016.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 13 for definitions.

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

U.S. Pension Plans

The plan assets of our U.S. pension plans consist of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. Accordingly, these assets are not required to be classified and reported under the fair value hierarchy. At September 30, 2017 and 2016, the fair values of these investments were $262.4 and $173.7.

Non-U.S. Pension Plans

	Fair Value at September 30, 2017 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$5.2	$5.2	$—	$—
Equity securities	6.8	6.8	—	—
Other types of investments:
Government index funds	5.7	5.7	—	—
Corporate bond funds	9.8	9.8	—	—
Real estate and real estate funds	2.0	—	—	2.0
Other	1.9	—	1.9	—
Total Non-U.S. pension plan assets	$31.4	$27.5	$1.9	$2.0

	Fair Value at September 30, 2016 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$4.1	$4.1	$—	$—
Equity securities	6.5	6.5	—	—
Other types of investments:	0	0	0	0
Government index funds	5.8	5.8	—	—
Corporate bond funds	9.7	9.7	—	—
Real estate and real estate funds	2.0	—	—	2.0
Other	1.6	—	1.6	—
Total Non-U.S. pension plan assets	$29.7	$26.1	$1.6	$2.0

Cash Flows — During 2017, 2016, and 2015 we contributed cash of $89.6, $14.6, and $14.9, to our defined benefit pension plans.  We expect to make estimated contributions of $9.9 in 2018 to our pension plans.  Due to the funded status of our U.S. defined benefit pension plan, we do not expect to make contributions to this plan in 2018. We will evaluate business conditions and capital and equity market volatility to determine whether we will make any additional discretionary contributions.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S. Pension Plans Projected Pension Benefits Payout
2018	$12.9	$8.0
2019	13.4	7.7
2020	14.1	7.9
2021	14.8	7.2
2022	15.4	7.3
2023 - 2027	82.4	34.4

Defined Contribution Plans — We sponsor a number of defined contribution plans.  Depending on the plan, we may make contributions up to 4% of an employee’s compensation and matching contributions up to 6% of compensation.  Company contributions generally vest over a period of zero to five years.  Expenses related to our defined contribution plans were $11.4,

$9.9, and $9.1 for 2017, 2016, and 2015. See comments above regarding our retirement strategy change for certain U.S. employees in 2017.

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  We use a measurement date of September 30.  The net postretirement healthcare benefit cost for 2017, 2016, and 2015 was $0.3 for each year.

	September 30,
	2017	2016
Benefit obligation at beginning of year	$10.3	$10.3
Interest cost	0.2	0.3
Service cost	0.4	0.4
Actuarial (gain) loss	(0.9)	0.2
Net benefits paid	(1.0)	(0.9)
Benefit obligation at end of year	$9.0	$10.3

Amounts recorded in the balance sheets:
Accrued postretirement benefits, current portion	$0.8	$0.9
Accrued postretirement benefits, long-term portion	8.2	9.4
Net amount recognized	$9.0	$10.3

The weighted-average assumptions used in revaluing our obligation under the postretirement healthcare plan were:

	Year Ended September 30,
	2017	2016	2015
Discount rate for obligation	3.3%	3.1%	3.7%
Healthcare cost rate assumed for next year	7.6%	7.3%	7.6%
Ultimate trend rate	4.5%	4.5%	4.5%

Net actuarial gains of $3.4 and $3.1 and prior service costs of $0.8 and $0.5, less tax of $1.6 and $1.3, were included as a component of accumulated other comprehensive loss at September 30, 2017 and 2016.  The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2018 is $0.4.  A one percentage-point increase or decrease in the assumed healthcare cost trend rates as of September 30, 2017, would cause an increase or decrease in service and interest costs of $0.1, along with an increase or decrease in the benefit obligation of $0.6.

We fund the postretirement healthcare plan as benefits are paid.  Current plan benefits are expected to require net Company contributions for retirees of $0.8 per year for the foreseeable future.

6.              Other Long-Term Liabilities

	September 30,
	2017	2016
Casket pricing obligation	$3.1	$3.9
Rabbi trust liability	4.3	4.0
Self-insurance loss reserves	14.3	13.3
Other	11.8	13.7
	33.5	34.9
Less current portion	(6.8)	(5.5)
Total long-term portion	$26.7	$29.4

The casket pricing obligation is associated with a program for the future sale of caskets made in connection with prearranged funerals and was discontinued for arrangements made after December 31, 2004.  The remaining liability under the program is being recognized as a component of revenue as casket sales subject to the program are delivered and the obligation is satisfied.

7.              Income Taxes

	Year Ended September 30,
	2017	2016	2015
Domestic	$108.2	$99.3	$110.0
Foreign	80.1	64.8	52.3
Total earnings before income taxes	$188.3	$164.1	$162.3

Income tax expense:
Current provision:
Federal	$0.5	$28.9	$35.0
State	(0.4)	5.1	4.4
Foreign	22.7	18.0	10.2
Total current provision	22.8	52.0	49.6

Deferred provision (benefit):
Federal	32.0	3.2	(0.5)
State	5.0	(0.7)	1.6
Foreign	0.1	(7.2)	(1.6)
Total deferred provision (benefit)	37.1	(4.7)	(0.5)
Income tax expense	$59.9	$47.3	$49.1

	Year Ended September 30,
	2017	2016	2015
Federal statutory rates	35.0%	35.0%	35.0%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	1.6	2.0	2.3
Foreign income tax rate differential	(5.8)	(6.7)	(6.2)
Domestic manufacturer’s deduction	(0.3)	(1.9)	(2.2)
Share-based compensation	(1.1)	(1.5)	—
Unremitted Earnings	2.7	—	—
Valuation allowance	(1.3)	1.7	0.3
Other, net	1.0	0.2	1.0
Effective income tax rate	31.8%	28.8%	30.2%

	September 30,
	2017	2016
Deferred tax assets:
Employee benefit accruals	$46.0	$90.1
Loss and tax credit carryforwards	43.7	40.6
Rebates and other discounts	5.8	5.7
Self-insurance reserves	4.6	4.6
Casket pricing obligation	1.3	1.6
Allowance for doubtful accounts	1.0	1.1
Inventory, net	3.1	3.2
Other, net	10.3	11.9
Total deferred tax assets before valuation allowance	115.8	158.8
Less valuation allowance	(3.1)	(5.5)
Total deferred tax assets, net	112.7	153.3
Deferred tax liabilities:
Depreciation	(11.6)	(9.7)
Amortization	(134.9)	(134.9)
Long-term contracts and customer prepayments	(28.9)	(21.2)
Unremitted earnings of foreign operations	(4.2)	(0.2)
Other, net	(5.1)	(8.8)
Total deferred tax liabilities	(184.7)	(174.8)
Deferred tax liabilities, net	$(72.0)	$(21.5)

Amounts recorded in the balance sheets:
Deferred tax assets, current	$—	$23.9
Deferred tax assets, non-current	3.7	—
Deferred tax liabilities, current	—	(22.8)
Deferred tax liabilities, non-current	(75.7)	(22.6)
Total	$(72.0)	$(21.5)

At September 30, 2017, we had $4.7 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which will begin to expire in 2018, and $39.0 of deferred tax assets related to foreign net operating loss carryforwards, which will begin to expire in 2018. Deferred tax assets as of September 30, 2017, were reduced by a valuation allowance of $3.1 relating to foreign net operating loss carryforwards and foreign tax credit carryforwards.  At September 30, 2017 and 2016, we had $18.3 and $16.6 of current income tax payable classified as other current liabilities on our balance sheets.

We establish a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2017 and 2016, U.S. federal and state income taxes have not been provided on accumulated undistributed earnings of substantially all our foreign subsidiaries, as these earnings were considered permanently reinvested.  However, as of September 30, 2017, $4.0 of deferred tax liability on unremitted earnings of foreign subsidiaries was recognized, representing the assumed tax on the distribution of such earnings among certain of our foreign subsidiaries. The total permanently reinvested earnings were $241.2 and $172.7 for 2017 and 2016.  These amounts represent book earnings translated at historical rates. It is not practicable to estimate the tax liabilities that would be incurred upon full repatriation of undistributed earnings due to foreign tax credit limitation uncertainty and uncertainty on applicable withholding tax rate on certain foreign to foreign distributions.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2017	2016	2015
Balance at September 30	$7.7	$7.8	$8.4
Additions for tax positions related to the current year	0.7	0.2	0.6
Additions for tax positions of prior years	3.4	1.7	0.8
Reductions for tax positions of prior years	(1.5)	(2.0)	(2.0)
Settlements	(0.4)	—	—
Balance at September 30	$9.9	$7.7	$7.8

The gross unrecognized tax benefit included $9.9 and $7.7 at September 30, 2017 and 2016, which, if recognized, would impact the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2017 and 2016, we recognized $0.7 in additional interest and penalties.  Excluded from the reconciliation were $1.3 and $1.3 of accrued interest and penalties at September 30, 2017 and 2016.

We operate in multiple income tax jurisdictions both inside and outside the U.S. and are currently under examination in various federal, state, and foreign jurisdictions. Specifically, we are currently under examination in the U.S. for 2016 and under examination in Germany for 2009 through 2013. In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

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

8.                    Earnings per Share

The dilutive effects of performance-based stock awards described in Note 9 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date.  At September 30, 2017, 2016, and 2015, potential dilutive effects, representing 600,000, 800,000, and 1,600,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Year Ended September 30,
	2017	2016	2015
Net income(1)	$126.2	$112.8	$111.4
Weighted average shares outstanding — basic (in millions)	63.6	63.3	63.2
Effect of dilutive stock options and unvested time-based restricted stock (in millions)	0.4	0.5	0.7
Weighted average shares outstanding — diluted (in millions)	64.0	63.8	63.9

Earnings per share — basic	$1.99	$1.78	$1.76
Earnings per share — diluted	$1.97	$1.77	$1.74

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	0.4	0.8	0.7

(1) Net income attributable to Hillenbrand

9.    Share-Based Compensation

We have share-based compensation plans under which 12,685,436 shares are registered.  As of September 30, 2017, 2,908,018 shares were outstanding under these plans and 5,672,778 shares had been issued, leaving 4,104,640 shares available for future issuance.  Our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, provides for long-term performance compensation for management and members of the Board of Directors.  Under the Stock Incentive Plan, a variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  In addition, our Executive Deferred Compensation Program and our Board of Directors’ Deferred Compensation Plan allow for voluntary deferrals of compensation and directors’ fees into restricted stock units. These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2017	2016	2015
Stock-based compensation cost	$10.5	$8.5	$12.0
Less impact of income tax	3.8	3.1	4.4
Stock-based compensation cost, net of tax	$6.7	$5.4	$7.6

The Company realized current tax benefits of $6.0 from the exercise of stock options and the payment of stock awards during 2017.

Stock Options — The fair values of option grants are estimated on the date of grant using the Black-Scholes option-pricing model. For grants issued prior to 2017, fair values were estimated using the binomial option-pricing model. The grants are contingent upon continued employment and generally vest over a three-year period.  Expense is recognized on a straight-line basis over the applicable vesting periods. Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $8.37, $7.80, and $8.38 per share for 2017, 2016, and 2015.  The following assumptions were used in the determination of fair value:

	Year Ended September 30,
	2017	2016	2015
Risk-free interest rate	1.9%	0.5 - 2.2%	0.1 - 2.2%
Weighted-average dividend yield	2.2%	2.6%	2.5%
Weighted-average volatility factor	28.8%	31.0%	31.8%
Exercise factor(1)	n/a	33.6%	33.1%
Post-vesting termination rate(1)	n/a	5.0%	5.0%
Expected life (years)	5.8	4.5	4.6
(1) Assumption only applicable to the binomial option-pricing model used in 2016 and 2015

The risk-free interest rate is based upon observed interest rates appropriate for the term of the employee stock options.  The remaining assumptions require significant judgment utilizing historical information, peer data, and future expectations.  The dividend yield is based on the history of dividend payouts and the computation of expected volatility is based on historical stock volatility.  The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. In 2017, the expected life was based on historical exercise activity. Prior to 2017, the expected life was a derived output of the binomial model.  The post-vesting termination rate and the exercise factor are based on the history of exercises and forfeitures for previous stock options.

A summary of outstanding stock option awards as of September 30, 2017 and changes during the year is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2016	2,274,596	$25.41
Granted	477,594	35.90
Exercised	(800,248)	22.37
Forfeited	(109,606)	34.06
Expired/cancelled	(8,405)	30.44
Outstanding at September 30, 2017	1,833,931	$28.93

Exercisable at September 30, 2017	1,103,512	$25.58

As of September 30, 2017, there was $2.9 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 1.8 years.  This unrecognized compensation expense included a reduction for our estimate of potential forfeitures. As of September 30, 2017, the average remaining life of the outstanding stock options was 6.5 years with an aggregate intrinsic value of $18.2.  As of September 30, 2017, the average remaining life of the exercisable stock options was 5.1 years with an aggregate intrinsic value of $14.6.  The total intrinsic value of options exercised by employees and directors during 2017, 2016, and 2015 was $11.2, $7.5, and $2.8.

Time-Based Stock Awards and Performance-Based Stock Awards — These awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk incentive compensation, (iv) delineate clear accountabilities, and (v) ensure competitive compensation.  We believe that our blend of compensation components provides the Company’s management with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company.  Our stock plan enables us to grant several types of restricted stock unit awards including time-based, performance-based contingent on the creation of shareholder value (“SV”), and performance-based based on a relative total shareholder return formula (“TSR”).

Our time-based stock awards provide an unconditional delivery of shares after a specified period of service. We record expense associated with time-based awards on a straight-line basis over the vesting period, net of estimated forfeitures.

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

The vesting of TSR awards is determined by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a designated performance peer group of 15 companies. Based on the Company’s relative ranking within the performance peer group, it is possible for none of the awards to vest or for a range up to the maximum to vest. The Monte-Carlo simulation method is used to determine fair value of TSR awards at the grant date.  The Monte-Carlo simulation model estimates the fair value of this market-based award based upon the expected term, risk-free interest rate, expected dividend yield, and expected volatility measure for the Company and its peer group. Compensation expense for the TSR awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

A summary of the non-vested stock awards as of September 30, 2017 (representing the maximum number of shares that could be vested) and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2016	82,615	$30.80
Granted	47,024	35.41
Vested	(33,388)	31.28
Forfeited	(5,977)	32.50
Non-vested time-based stock awards at September 30, 2017	90,274	$33.04

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2016	783,436	$33.33
Granted	302,407	39.72
Vested	(203,981)	33.42
Forfeited	(284,408)	34.16
Non-vested performance-based stock awards at September 30, 2017	597,454	$36.14

The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2017, 2016, and 2015 was $10.9, $7.4, and $7.1 (including dividends).

As of September 30, 2017, $1.2 and $5.4 of unrecognized stock-based compensation was associated with our unvested time-based and performance-based (including SV and TSR) stock awards.  The unrecognized amount of compensation related to the SV awards is based upon projected performance to date. The unrecognized compensation cost of the time-based and performance based awards is expected to be recognized over a weighted-average period of 1.9 and 1.7 years and includes a reduction for an estimate of potential forfeitures.  As of September 30, 2017, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $3.6 and $23.0.  The weighted-average grant date fair value of time-based stock awards was $30.59 and $30.99 per share for 2016 and 2015.  The weighted-average grant date fair value of performance-based stock awards was $33.14 and $33.44 per share for 2016 and 2015.

Dividends payable in stock accrue on both time-based and SV awards during the performance period and are subject to the same terms as the original grants.  Dividends do not accrue on TSR awards during the performance period. As of September 30, 2017, a total of 14,138 shares had accumulated on unvested stock awards due to dividend reinvestments and were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2017 was $0.5.

Vested Deferred Stock — Certain stock-based compensation programs allow or require deferred delivery of shares after vesting.  As of September 30, 2017, there were 372,221 fully vested deferred shares, which were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2017 was $14.5.

10.          Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)
Other comprehensive income before reclassifications
Before tax amount	28.1	24.7	3.2	56.0	$0.2	$56.2
Tax expense	(9.3)	—	(1.2)	(10.5)	—	(10.5)
After tax amount	18.8	24.7	2.0	45.5	0.2	45.7
Amounts reclassified from accumulated other comprehensive income(1)	3.4	—	(0.3)	3.1	—	3.1
Net current period other comprehensive income	22.2	24.7	1.7	48.6	$0.2	$48.8
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	3.2	0.3	(0.5)	3.0
Operating expenses	1.4	0.1	—	1.5
Other (expense) income, net	—	—	0.1	0.1
Total before tax	$4.6	$0.4	$(0.5)	4.5
Tax expense				(1.4)
Total reclassifications for the period, net of tax				$3.1

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)
Other comprehensive income before reclassifications
Before tax amount	(22.7)	(9.5)	0.2	(32.0)	$(0.3)	$(32.3)
Tax benefit (expense)	6.5	—	0.1	6.6	—	6.6
After tax amount	(16.2)	(9.5)	0.3	(25.4)	(0.3)	(25.7)
Amounts reclassified from accumulated other comprehensive income(1)	3.1	—	0.4	3.5	—	3.5
Net current period other comprehensive income (loss)	(13.1)	(9.5)	0.7	(21.9)	$(0.3)	$(22.2)
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.3	$0.3
Cost of goods sold	3.0	0.3	—	3.3
Operating expenses	1.3	0.2	—	1.5
Other (expense) income, net	—	—	0.4	0.4
Total before tax	$4.3	$0.5	$0.7	5.5
Tax expense				(2.0)
Total reclassifications for the period, net of tax				$3.5

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2014	$(46.0)	$(4.9)	$(1.3)	$(52.2)
Other comprehensive income before reclassifications
Before tax amount	(18.0)	(47.2)	(6.6)	(71.8)	$(0.4)	$(72.2)
Tax benefit	6.1	—	3.1	9.2	—	9.2
After tax amount	(11.9)	(47.2)	(3.5)	(62.6)	(0.4)	(63.0)
Amounts reclassified from accumulated other comprehensive income(1)	3.5	—	3.4	6.9	—	6.9
Net current period other comprehensive loss	(8.4)	(47.2)	(0.1)	(55.7)	$(0.4)	$(56.1)
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2015
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$2.5	$2.5
Cost of goods sold	3.5	0.5	0.1	4.1
Operating expenses	1.3	0.3	—	1.6
Other (expense) income, net	—	—	1.9	1.9
Total before tax	$4.8	$0.8	$4.5	10.1
Tax expense				(3.2)
Total reclassifications for the period, net of tax				$6.9

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

11.          Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases.  Rental expense for 2017, 2016, and 2015 was $23.6, $27.8 and $30.0.  The aggregate future minimum lease payments for operating leases, excluding renewable periods, as of September 30, 2017, were as follows:

Amount
2018	$18.5
2019	15.8
2020	12.1
2021	10.4
2022	8.3
Thereafter	35.3
$100.4

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

12.             Other (Expense) Income, Net

	Year Ended September 30,
	2017	2016	2015
Equity in net income (loss) of affiliates	$(0.4)	$0.3	$(2.1)
Foreign currency exchange gain (loss), net	(1.4)	0.3	(4.4)
Other, net	(2.4)	(2.3)	(1.4)
Other (expense) income, net	$(4.2)	$(1.7)	$(7.9)

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

Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at 9/30/2017	Fair Value at September 30, 2017
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$66.0	$66.0	$—	$—
Investments in rabbi trust	4.3	4.3	—	—
Derivative instruments	3.8	—	3.8	—

Liabilities:
$150 senior unsecured notes	149.5	161.2	—	—
Revolving credit facility	68.0	—	68.0	—
Term loan	148.5	—	148.5	—
$100 Series A Notes	100.0	—	106.7	—
Derivative instruments	2.3	—	2.3	—

	Carrying Value at 9/30/2016	Fair Value at September 30, 2016
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$52.0	$52.0	$—	$—
Investments in rabbi trust	4.0	4.0	—	—
Derivative instruments	1.4	—	1.4	—

Liabilities:
$150 senior unsecured notes	149.3	163.5	—	—
Revolving credit facility	198.5	—	198.5	—
Term loan	162.0	—	162.0	—
$100 Series A Notes	100.0	—	110.8	—
Derivative instruments	3.3	—	3.3	—

Valuation Techniques

•	The fair value of the investments in the rabbi trust were based on quoted prices in active markets. The trust assets consist of participant-directed investments in publicly traded mutual funds.

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

•
The fair values of the revolving credit facility, term loan, and Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility, term loan or Series A Notes.

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

	Year Ended September 30,
	2017	2016	2015
Net revenue
Process Equipment Group	$1,028.2	$964.7	$992.8
Batesville	562.0	573.7	604.0
Total net revenue	$1,590.2	$1,538.4	$1,596.8

Adjusted EBITDA
Process Equipment Group	$177.7	$160.9	$160.5
Batesville	141.9	143.5	145.5
Corporate	(38.6)	(37.3)	(37.3)

Net revenue(1) (2)
United States	$896.1	$857.0	$915.0
Germany	425.6	403.0	420.7
All other foreign business units	268.5	278.4	261.1
Total revenue	$1,590.2	$1,538.4	$1,596.8

Depreciation and amortization
Process Equipment Group	$41.3	$45.2	$37.2
Batesville	13.8	14.1	15.8
Corporate	1.5	1.1	1.3
Total depreciation and amortization	$56.6	$60.4	$54.3

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.
(2) In 2017, the Company corrected its disclosure of net revenue by geography. The effect of this adjustment for the year ended September 30, 2016 was to decrease Germany net revenue by $79.7, from $482.7 as previously disclosed to $403.0 and to increase the All other foreign business units net revenue by $79.7, from $198.7 as previously disclosed to $278.4. The effect for the year ended September 30, 2015 was to decrease Germany net revenue by $56.6, from $477.3 as previously disclosed to $420.7 and to increase the All other foreign business units net revenue by $56.6, from $204.5 as previously disclosed to $261.1. Management performed an assessment of the materiality of this correction and concluded that the net revenue by geography as originally disclosed was not material to previously issued financial statements.

	September 30,
	2017	2016
Total assets assigned
Process Equipment Group	$1,722.2	$1,694.6
Batesville	203.4	211.8
Corporate	30.9	53.3
Total assets	$1,956.5	$1,959.7

Tangible long-lived assets, net
United States	$84.4	$89.5
Germany	39.0	35.8
All other foreign business units	27.0	27.2
Tangible long-lived assets, net	$150.4	$152.5

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Year Ended September 30,
	2017	2016	2015
Adjusted EBITDA:
Process Equipment Group	$177.7	$160.9	$160.5
Batesville	141.9	143.5	145.5
Corporate	(38.6)	(37.3)	(37.3)
Less:
Interest income	(0.9)	(1.2)	(1.0)
Interest expense	25.2	25.3	23.8
Income tax expense	59.9	47.3	49.1
Depreciation and amortization	56.6	60.4	54.3
Business acquisition costs	1.1	3.7	3.6
Inventory step-up	—	2.4	—
Restructuring and restructuring related	10.7	10.2	7.5
Litigation	—	—	0.5
Pension settlement charge	—	—	17.7
Trade name impairment	—	2.2	—
Consolidated net income	$128.4	$116.8	$113.2

15.             Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net revenue	$356.1	$395.3	$395.9	$442.9
Gross profit	126.0	148.6	152.4	164.3
Net income(1)	21.7	33.4	32.9	38.2
Earnings per share — basic	0.34	0.52	0.52	0.60
Earnings per share —diluted	0.34	0.52	0.52	0.60

2016
Net revenue	$351.7	$387.0	$371.0	$428.7
Gross profit	128.2	142.7	143.5	156.2
Net income(1)	20.0	26.1	30.7	36.0
Earnings per share — basic	0.32	0.41	0.49	0.57
Earnings per share —diluted	0.31	0.41	0.48	0.56

(1) Net income attributable to Hillenbrand

16.             Condensed Consolidating Information

Certain 100% owned domestic subsidiaries of Hillenbrand fully and unconditionally, jointly and severally, agreed to guarantee all of the indebtedness and guarantee obligations relating to our obligations under our senior unsecured notes.  The following are the condensed consolidating financial statements, including the guarantors, which present the statements of income, balance sheets, and cash flows of (i) the parent holding company, (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) eliminations necessary to present the information for Hillenbrand on a consolidated basis.

Condensed Consolidating Statements of Income

	Year Ended September 30, 2017					Year Ended September 30, 2016					Year Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$901.4	$904.7	$(215.9)	$1,590.2	$—	$846.8	$892.8	$(201.2)	$1,538.4	$—	$912.0	$889.0	$(204.2)	$1,596.8
Cost of goods sold	—	467.3	647.4	(115.8)	998.9	—	428.7	638.4	(99.3)	967.8	—	475.6	654.5	(103.7)	1,026.4
Gross profit	—	434.1	257.3	(100.1)	591.3	—	418.1	254.4	(101.9)	570.6	—	436.4	234.5	(100.5)	570.4
Operating expenses	42.4	237.8	164.3	(100.1)	344.4	41.8	242.0	164.6	(101.9)	346.5	33.1	244.1	153.9	(100.5)	330.6
Amortization expense	—	13.5	15.7	—	29.2	—	13.0	20.0	—	33.0	0.4	11.4	16.3	—	28.1
Pension settlement charge	—	—	—	—	—	—	—	—	—	—	3.3	14.4	—	—	17.7
Interest expense	21.8	—	3.4	—	25.2	22.7	0.2	2.4	—	25.3	20.5	0.8	2.5	—	23.8
Other income (expense), net	(0.6)	(3.4)	(0.2)	—	(4.2)	(0.3)	(2.2)	0.8	—	(1.7)	(0.2)	(4.0)	(3.7)	—	(7.9)
Equity in net income (loss) of subsidiaries	164.4	8.2	—	(172.6)	—	144.4	10.2	—	(154.6)	—	141.1	12.5	—	(153.6)	—
Income (loss) before income taxes	99.6	187.6	73.7	(172.6)	188.3	79.6	170.9	68.2	(154.6)	164.1	83.6	174.2	58.1	(153.6)	162.3
Income tax expense (benefit)	(26.6)	65.9	20.6	—	59.9	(33.2)	62.4	18.1	—	47.3	(27.8)	60.5	16.4	—	49.1
Consolidated net income	126.2	121.7	53.1	(172.6)	128.4	112.8	108.5	50.1	(154.6)	116.8	111.4	113.7	41.7	(153.6)	113.2
Less: Net income attributable to noncontrolling interests	—	—	2.2	—	2.2	—	—	4.0	—	4.0	—	—	1.8	—	1.8
Net income (loss)(1)	$126.2	$121.7	$50.9	$(172.6)	$126.2	$112.8	$108.5	$46.1	$(154.6)	$112.8	$111.4	$113.7	$39.9	$(153.6)	$111.4
Consolidated comprehensive income (loss)	$174.8	$131.8	$86.4	$(215.8)	$177.2	$90.9	$116.4	$33.1	$(145.8)	$94.6	$55.7	$103.5	$0.8	$(102.9)	$57.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.4	—	2.4	—	—	3.7	—	3.7	—	—	1.4	—	1.4
Comprehensive income (loss)(2)	$174.8	$131.8	$84.0	$(215.8)	$174.8	$90.9	$116.4	$29.4	$(145.8)	$90.9	$55.7	$103.5	$(0.6)	$(102.9)	$55.7

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	September 30, 2017					September 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.1	$4.9	$61.0	$—	$66.0	$4.4	$5.6	$42.0	$—	$52.0
Trade receivables, net	—	114.5	91.6	—	206.1	—	120.6	84.4	—	205.0
Receivables from long-term manufacturing contracts	—	8.5	116.7	—	125.2	—	10.6	115.2	—	125.8
Inventories	—	68.2	85.9	(2.5)	151.6	—	69.8	86.1	(2.8)	153.1
Deferred income taxes	—	—	—	—	—	1.6	17.4	—	4.9	23.9
Prepaid expense	2.1	7.6	18.5	—	28.2	2.2	6.5	9.5	—	18.2
Intercompany receivables	—	1,050.4	93.9	(1,144.3)	—	—	1,003.1	97.4	(1,100.5)	—
Other current assets	0.2	1.6	14.4	0.3	16.5	4.6	1.5	15.9	0.3	22.3
Total current assets	2.4	1,255.7	482.0	(1,146.5)	593.6	12.8	1,235.1	450.5	(1,098.1)	600.3
Property, plant and equipment, net	4.7	64.5	81.2	—	150.4	4.9	65.7	81.9	—	152.5
Intangible assets, net	3.6	211.3	309.0	—	523.9	4.1	220.4	317.0	—	541.5
Goodwill	—	283.9	363.6	—	647.5	—	271.8	362.5	—	634.3
Investment in consolidated subsidiaries	2,298.0	664.1	—	(2,962.1)	—	2,143.4	820.2	—	(2,963.6)	—
Other assets	20.2	29.0	4.4	(12.5)	41.1	18.9	22.7	0.8	(11.3)	31.1
Total Assets	$2,328.9	$2,508.5	$1,240.2	$(4,121.1)	$1,956.5	$2,184.1	$2,635.9	$1,212.7	$(4,073.0)	$1,959.7

Trade accounts payable	$1.0	$36.7	$120.0	$0.3	$158.0	$0.4	$28.4	$106.9	$—	$135.7
Liabilities from long-term manufacturing contracts and advances	—	26.2	106.1	—	132.3	—	14.0	64.6	—	78.6
Current portion of long-term debt	18.0	—	0.8	—	18.8	13.5	—	0.3	—	13.8
Accrued compensation	7.6	17.9	41.4	—	66.9	4.7	17.3	35.3	—	57.3
Deferred income taxes	—	—	—	—	—	—	—	18.1	4.7	22.8
Intercompany payables	1,142.8	4.0	—	(1,146.8)	—	1,098.8	4.5	—	(1,103.3)	—
Other current liabilities	14.0	42.2	79.3	0.2	135.7	13.9	39.8	71.6	0.2	125.5
Total current liabilities	1,183.4	127.0	347.6	(1,146.3)	511.7	1,131.3	104.0	296.8	(1,098.4)	433.7
Long-term debt	392.0	—	54.9	—	446.9	416.6	—	178.5	—	595.1
Accrued pension and postretirement healthcare	0.8	33.3	95.5	—	129.6	1.1	127.0	104.6	—	232.7
Deferred income taxes	—	27.5	60.9	(12.7)	75.7	—	5.8	27.8	(11.0)	22.6
Other long-term liabilities	1.3	15.3	10.1	—	26.7	2.8	16.3	10.3	—	29.4
Total Liabilities	1,577.5	203.1	569.0	(1,159.0)	1,190.6	1,551.8	253.1	618.0	(1,109.4)	1,313.5
Total Hillenbrand Shareholders’ Equity	751.4	2,305.4	656.7	(2,962.1)	751.4	632.3	2,382.8	580.8	(2,963.6)	632.3
Noncontrolling interests	—	—	14.5	—	14.5	—	—	13.9	—	13.9
Total Equity	751.4	2,305.4	671.2	(2,962.1)	765.9	632.3	2,382.8	594.7	(2,963.6)	646.2
Total Liabilities and Equity	$2,328.9	$2,508.5	$1,240.2	$(4,121.1)	$1,956.5	$2,184.1	$2,635.9	$1,212.7	$(4,073.0)	$1,959.7

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2017					Year Ended September 30, 2016					Year Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$79.9	$126.7	$168.3	$(128.7)	$246.2	$157.8	$239.9	$(49.5)	$(110.0)	$238.2	$76.0	$91.0	$23.6	$(85.6)	$105.0

Investing activities:
Capital expenditures	(0.7)	(9.7)	(11.6)	—	(22.0)	(2.6)	(8.0)	(10.6)	—	(21.2)	(1.1)	(14.5)	(15.4)	—	(31.0)
Proceeds from property, plant, and equipment	—	5.3	0.4	—	5.7	—	1.6	0.4	—	2.0	—	2.8	—	—	2.8
Acquisition of business, net of cash acquired	—	—	—	—	—	—	(130.4)	(105.0)	—	(235.4)	—	—	—	—	—
Return of investment capital from affiliates	3.2	—	—	—	3.2	1.1	—	—	—	1.1	1.5	—	—	—	1.5
Other, net	—	(0.4)	—	—	(0.4)	—	—	—	—	—	—	(2.5)	(0.3)	—	(2.8)
Net cash provided by (used in) investing activities	2.5	(4.8)	(11.2)	—	(13.5)	(1.5)	(136.8)	(115.2)	—	(253.5)	0.4	(14.2)	(15.7)	—	(29.5)

Financing activities:
Repayments on term loan	(13.5)	—	—	—	(13.5)	(9.0)	—	—	—	(9.0)	(9.0)	—	—	—	(9.0)
Proceeds from revolving credit facility	289.5	—	529.8	—	819.3	375.5	—	344.3	—	719.8	331.7	—	98.5	—	430.2
Repayments on revolving credit facility	(296.5)	—	(656.5)	—	(953.0)	(457.5)	—	(169.7)	—	(627.2)	(441.8)	—	(105.2)	—	(547.0)
Proceeds from Series A unsecured notes, net of financing costs	—	—	—	—	—	—	—	—	—	—	99.6	—	—	—	99.6
Payment of dividends - intercompany	—	(122.6)	(6.1)	128.7	—	—	(104.6)	(5.4)	110.0	—	—	(80.3)	(5.3)	85.6	—
Payment of dividends on common stock	(51.9)	—	—	—	(51.9)	(51.1)	—	—	—	(51.1)	(50.4)	—	—	—	(50.4)
Repurchases of common stock	(28.0)	—	—	—	(28.0)	(21.2)	—	—	—	(21.2)	(11.2)	—	—	—	(11.2)
Net proceeds (payments) on stock plans	13.7	—	—	—	13.7	11.1	—	—	—	11.1	3.4	—	—	—	3.4
Other, net	—	—	(1.7)	—	(1.7)	—	—	(0.8)	—	(0.8)	1.2	—	—	—	1.2
Net cash (used in) provided by financing activities	(86.7)	(122.6)	(134.5)	128.7	(215.1)	(152.2)	(104.6)	168.4	110.0	21.6	(76.5)	(80.3)	(12.0)	85.6	(83.2)

Effect of exchange rates on cash and cash equivalents	—	—	(3.6)	—	(3.6)	—	—	(2.6)	—	(2.6)	—	—	(2.0)	—	(2.0)

Net cash flow	(4.3)	(0.7)	19.0	—	14.0	4.1	(1.5)	1.1	—	3.7	(0.1)	(3.5)	(6.1)	—	(9.7)
Cash and equivalents at beginning of period	4.4	5.6	42.0	—	52.0	0.3	7.1	40.9	—	48.3	0.4	10.6	47.0	—	58.0
Cash and equivalents at end of period	$0.1	$4.9	$61.0	$—	$66.0	$4.4	$5.6	$42.0	$—	$52.0	$0.3	$7.1	$40.9	$—	$48.3

17.             Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Year Ended September 30,
	2017			2016
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.5	$1.4	$1.9	$3.0	$4.1	$7.1
Batesville	5.5	—	5.5	0.2	1.1	1.3
Corporate	—	2.1	2.1	—	0.5	0.5
Total	$6.0	$3.5	$9.5	$3.2	$5.7	$8.9

The 2017 charges related primarily to the closure of a plant at Batesville and corporate functional restructuring. The 2016 charges primarily related to severance costs at the Process Equipment Group as we integrated and streamlined the business operations within the segment. At September 30, 2017, $2.7 of restructuring costs were accrued and are expected to be paid over the next twelve months.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016, AND 2015

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (a)	Balance at End of Period
Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2017	$21.0	$2.5	$0.1	$(2.0)	$21.6
Year ended September 30, 2016	$20.0	$3.7	$0.4	$(3.1)	$21.0
Year ended September 30, 2015	$19.2	$2.4	$(0.2)	$(1.4)	$20.0

Allowance for inventory valuation:

Year ended September 30, 2017	$18.0	$2.4	$0.8	$(2.2)	$19.0
Year ended September 30, 2016	$14.8	$4.3	$0.6	$(1.7)	$18.0
Year ended September 30, 2015	$14.6	$3.4	$(1.2)	$(2.0)	$14.8

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2017.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 38.

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

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Executive Officers of the Registrant.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2018 Annual Meeting of Shareholders (“the 2018 Proxy Statement”), which section is incorporated herein by reference.  Required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the 2018 Proxy Statement, where such information will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2018 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation of Directors.”

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement, where such information will be included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement, where such information will be included under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index

Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008
Exhibit 3.2		Articles of Correction of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008
Exhibit 3.3		Articles of Amendment of the Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective February 27, 2015
Exhibit 3.4		Amended and Restated Code of By-laws of Hillenbrand, Inc.
Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. Bank National Association as trustee
Exhibit 4.2		Form of Hillenbrand, Inc. 5.5% fixed rate 10 year global note
Exhibit 4.3
Supplemental Indenture dated as of January 10, 2013, by and among Hillenbrand, Inc., Batesville Casket Company, Inc., Batesville Manufacturing, Inc., Batesville Services, Inc., Coperion Corporation, K-Tron Investment Co., TerraSource Global Corporation, Process Equipment Group, Inc., Rotex Global, LLC, and U.S. Bank National Association, as trustee

Exhibit 10.1	**	Form of Indemnity Agreement between Hillenbrand, Inc. and certain executive officers, including named executive officers
Exhibit 10.2	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors
Exhibit 10.3	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan
Exhibit 10.4	**	Hillenbrand, Inc. Executive Deferred Compensation Program
Exhibit 10.5	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan
Exhibit 10.6	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010
Exhibit 10.7	**	Employment Agreement dated as of March 31, 2011, between Batesville Services, Inc., and Kimberly K. Ryan
Exhibit 10.8
Credit Agreement dated as of July 27, 2012 among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

Exhibit 10.9
Amendment and Restatement Agreement dated as of  November 19, 2012, among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

Exhibit 10.10		Guarantee Facility Agreement dated as of December 3, 2012, by and between Coperion GmbH and Commerzbank Aktiengesellschaft
Exhibit 10.11		Guaranty dated as of December 3, 2012, by Hillenbrand, Inc. in favor of Commerzbank Aktiengesellschaft
Exhibit 10.12		Private Shelf Agreement dated as of December 6, 2012, by and between Hillenbrand, Inc. and Prudential Investment Management, Inc.
Exhibit 10.13	**	Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement by and between Hillenbrand, Inc. and certain employees including executive officers
Exhibit 10.14		Annex to Guaranty dated as of January 10, 2013, by Coperion Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent, and various other agents and lenders named therein
Exhibit 10.15	**	Employment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver
Exhibit 10.16	**	Amendment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver
Exhibit 10.17
Syndicated L/G Facility Agreement dated as of June 3, 2013, by and among Hillenbrand, Inc., and certain of its subsidiaries, and Commerzbank Aktiengesellschaft, as arranger and lender, and various other lenders named therein

Exhibit 10.18	**	Employment Agreement dated as of November 4, 2013, by and between Hillenbrand, Inc. and William A. Canady
Exhibit 10.19	**
Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement - Relative Total Shareholder Value, by and between Hillenbrand, Inc. and certain employees including executive officers

Exhibit 10.20	**	Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including its named executive officers
Exhibit 10.21	**	Hillenbrand, Inc. Stock Incentive Plan

Exhibit 10.22	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives
Exhibit 10.23	**	Employment Agreement dated as of June 18, 2014, by and between Hillenbrand, Inc. and Kristina Cerniglia
Exhibit 10.24	**	Cash Award and Repayment Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia
Exhibit 10.25	**	Restricted Stock Unit Award Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia
Exhibit 10.26
Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby

Exhibit 10.27
Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby

Exhibit 10.28
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., the subsidiary borrowers named therein, the subsidiary guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent

Exhibit 10.29
Amendment Agreement, dated as of February 18, 2015, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank International S.A., acting as agent

Exhibit 10.30
Amendment No. 3 to Private Shelf Agreement, dated March 24, 2016, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby

Exhibit 14.1		Code of Ethical Business Conduct
Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.
Exhibit 23.1	*	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from the Hillenbrand, Inc. Annual Report on Form 10-K for the year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income for the years ended September 30, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheet for the years ended September 30, 2017, 2016 and 2015, (iv) Consolidated Statement of Cash Flows for the years ended September 30, 2017, 2016 and 2015, (v) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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
November 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/F. Joseph Loughrey	Chairperson of the Board	November 15, 2017
F. Joseph Loughrey

/s/Joe A. Raver	President, Chief Executive Officer, and Director	November 15, 2017
Joe A. Raver	(Principal Executive Officer)

/s/Kristina A. Cerniglia	Senior Vice President and Chief Financial Officer	November 15, 2017
Kristina A. Cerniglia	(Principal Financial Officer)

/s/Eric M. Teegarden	Vice President, Controller, and Chief Accounting	November 15, 2017
Eric M. Teegarden	Officer (Principal Accounting Officer)

/s/Edward B. Cloues II	Director	November 15, 2017
Edward B. Cloues II

/s/Gary L. Collar	Director	November 15, 2017
Gary L. Collar

/s/Helen W. Cornell	Director	November 15, 2017
Helen W. Cornell

/s/Mark C. Deluzio	Director	November 15, 2017
Mark C. Deluzio

/s/Joy M. Greenway	Director	November 15, 2017
Joy M. Greenway

/s/Thomas H. Johnson	Director	November 15, 2017
Thomas H. Johnson

/s/Eduardo R. Menascé	Director	November 15, 2017
Eduardo R. Menascé

/s/Neil S. Novich	Director	November 15, 2017
Neil S. Novich

/s/Stuart A. Taylor II	Director	November 15, 2017
Stuart A. Taylor II