Form 10-Q
period 2017-12-31
Hillenbrand, Inc.
filed 2018-01-31
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

The registrant had 63,031,096 shares of common stock, no par value per share, outstanding as of January 26, 2018.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2017	2016
Net revenue	$397.2	$356.1
Cost of goods sold	250.9	230.1
Gross profit	146.3	126.0
Operating expenses	89.2	82.8
Amortization expense	7.6	7.2
Interest expense	6.3	6.1
Other (expense) income, net	(0.4)	(1.3)
Income before income taxes	42.8	28.6
Income tax expense	23.7	6.7
Consolidated net income	19.1	21.9
Less: Net income attributable to noncontrolling interests	1.0	0.2
Net income(1)	$18.1	$21.7

Net income(1) — per share of common stock:
Basic earnings per share	$0.28	$0.34
Diluted earnings per share	$0.28	$0.34
Weighted average shares outstanding (basic)	63.6	63.7
Weighted average shares outstanding (diluted)	64.1	64.1

Cash dividends declared per share	$0.2075	$0.2050

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2017	2016
Consolidated net income	$19.1	$21.9
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	6.3	(20.9)
Pension and postretirement (net of tax of $0.3 and $2.5)	0.7	4.4
Change in net unrealized gain (loss) on derivative instruments (net of tax of $0.0 and $0.3)	(0.2)	0.4
Total changes in other comprehensive income (loss), net of tax	6.8	(16.1)
Consolidated comprehensive income	25.9	5.8
Less: Comprehensive income attributable to noncontrolling interests	1.1	0.1
Comprehensive income (2)	$24.8	$5.7

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	December 31, 2017	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$77.8	$66.0
Trade receivables, net	189.8	206.1
Receivables from long-term manufacturing contracts	164.7	125.2
Inventories	167.1	151.6
Prepaid expenses	30.4	28.2
Other current assets	16.9	16.5
Total current assets	646.7	593.6
Property, plant, and equipment, net	145.6	150.4
Intangible assets, net	523.1	523.9
Goodwill	651.2	647.5
Other assets	42.5	41.1
Total Assets	$2,009.1	$1,956.5

LIABILITIES
Current Liabilities
Trade accounts payable	$152.0	$158.0
Liabilities from long-term manufacturing contracts and advances	171.2	132.3
Current portion of long-term debt	3.8	18.8
Accrued compensation	49.7	66.9
Other current liabilities	145.3	135.7
Total current liabilities	522.0	511.7
Long-term debt	477.0	446.9
Accrued pension and postretirement healthcare	129.1	129.6
Deferred income taxes	57.1	75.7
Other long-term liabilities	55.4	26.7
Total Liabilities	1,240.6	1,190.6

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.9 and 63.8 shares issued, 63.1 and 63.1 shares outstanding)	—	—
Additional paid-in capital	344.1	349.9
Retained earnings	512.0	507.1
Treasury stock (0.8 and 0.7 shares)	(28.7)	(24.4)
Accumulated other comprehensive loss	(74.5)	(81.2)
Hillenbrand Shareholders’ Equity	752.9	751.4
Noncontrolling interests	15.6	14.5
Total Shareholders’ Equity	768.5	765.9

Total Liabilities and Equity	$2,009.1	$1,956.5

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Three Months Ended December 31,
	2017	2016
Operating Activities
Consolidated net income	$19.1	$21.9
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	13.8	15.0
Deferred income taxes	(14.9)	11.4
Share-based compensation	2.3	2.6
Trade accounts receivable and receivables from long-term manufacturing contracts	(20.4)	4.2
Inventories	(14.3)	(4.7)
Prepaid expenses and other current assets	4.4	(3.3)
Trade accounts payable	(7.4)	(10.3)
Accrued expenses and other current liabilities	12.9	4.0
Income taxes payable	32.0	(8.8)
Defined benefit plan and postretirement funding	(2.8)	(82.9)
Defined benefit plan and postretirement expense	1.1	1.7
Other, net	1.1	0.5
Net cash provided by (used in) operating activities	26.9	(48.7)

Investing Activities
Capital expenditures	(5.6)	(4.6)
Other, net	0.2	0.1
Net cash used in investing activities	(5.4)	(4.5)

Financing Activities
Repayments on term loan	(148.5)	(3.4)
Proceeds from revolving credit facilities, net of financing costs	371.8	182.1
Repayments on revolving credit facilities	(213.0)	(125.9)
Payments of dividends on common stock	(13.1)	(13.0)
Repurchases of common stock	(15.2)	—
Net proceeds on stock plans	2.6	8.6
Other, net	2.8	1.1
Net cash (used in) provided by financing activities	(12.6)	49.5

Effect of exchange rates on cash and cash equivalents	2.9	(1.7)

Net cash flows	11.8	(5.4)

Cash and cash equivalents:
At beginning of period	66.0	52.0
At end of period	$77.8	$46.6

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.	Background and Basis of Presentation

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company with multiple market-leading brands that serve a wide variety of industries around the world.  We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values, and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM. Hillenbrand is composed of two business segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world.  Batesville is a recognized leader in the North American death care industry.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries unless context otherwise requires.

The accompanying unaudited consolidated financial statements include the accounts of Hillenbrand and its subsidiaries.  They also include two subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K for the year ended September 30, 2017, as filed with the SEC.  The September 30, 2017 Consolidated Balance Sheet included in this Form 10-Q was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet included in Form 10-K.  In the opinion of management, these financial statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the percentage-of-completion method and the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

2.	Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for 2017, except as described below.

Income taxes

We establish deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined in part based on the differences between the accounting treatment of tax assets and liabilities under GAAP and the tax basis of assets and liabilities using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in statutory tax rates on deferred tax assets and liabilities is recognized in net income in the period that includes the enactment date. We continue to assert that the majority of the cash at our foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been provided for in our financial statements, as we do not intend, nor do we foresee a need, to repatriate these funds.

On December 22, 2017, the U.S. government enacted tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will impact our fiscal year ended September 30,

2018 including, but not limited to (a) reducing the U.S. federal corporate tax rate, (b) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”), and (c) accelerating expensing of certain capital expenditures. The Tax Act reduced the federal corporate tax rate from 35% to 21%. The Internal Revenue Code stipulates that our fiscal year ending September 30, 2018 will have a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21% will apply to future years. With the enactment of the Tax Act, we are evaluating our future cash deployment and may change our permanent reinvestment assertion in future periods.

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

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires significant disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 will be effective for our fiscal year beginning October 1, 2018, including interim periods within that reporting period, and allows for either full retrospective adoption or modified retrospective adoption.

We have begun the assessment process and continue to evaluate the impact that ASU 2014-09 will have on our consolidated financial statements and financial reporting processes, including evaluating new disclosure requirements. Based on our initial assessment, which included a comparison of our existing accounting policies and practices against the new standard and a review of contracts active during and through the end of 2016, we believe the key areas of consideration for our financial statements include percentage-of-completion accounting, separate performance obligations, and related revenue recognized over time. Based on our initial assessment, we also expect to adopt this new standard using the modified retrospective method, which will result in a cumulative effect adjustment as of the date of adoption, and we currently do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements. ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 will be effective for our fiscal year beginning on October 1, 2020, with early adoption permitted for our fiscal year beginning October 1, 2019. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 assists entities in determining whether a transaction involves an asset or a business. Specifically, it states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output.  ASU 2017-01 will be effective for our fiscal year beginning on October 1, 2018, with early adoption permitted. We are currently evaluating ASU 2017-01, but do not expect it to have a significant impact on our consolidated financial statements.

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

Abel

We completed the acquisition of Abel Pumps LP and Abel GmbH & Co. KG and certain of their affiliates (collectively “Abel”) on October 2, 2015 for €95 in cash.  We utilized borrowings under our former $700.0 revolving credit facility and former $180.0 term loan to fund this acquisition. Based in Büchen, Germany, Abel is a globally-recognized leader in positive displacement pumps. Abel specializes in designing, developing, and manufacturing piston and piston diaphragm pumps as well as pumping solutions and in providing related parts and service. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets. The results of Abel are reported in our Process Equipment Group segment for the relevant periods.

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

Red Valve

On February 1, 2016, we completed the acquisition of Red Valve Company, Inc. (“Red Valve”) for $130.4 in cash, net of certain adjustments. We utilized borrowings under our former $700.0 revolving credit facility and former $180.0 term loan to fund this acquisition. Based in Carnegie, Pennsylvania, Red Valve is a global leader in highly-engineered valves designed to operate in the harshest municipal and industrial wastewater environments. Its products support mission critical applications in water/wastewater, power and mining, and other general industrial markets. The results of Red Valve are reported in our Process Equipment Group segment for the relevant periods.

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

4.	Supplemental Balance Sheet Information

	December 31, 2017	September 30, 2017
Trade accounts receivable reserves	$20.9	$21.6

Accumulated depreciation on property, plant, and equipment	$312.2	$311.8

Inventories:
Raw materials and components	$66.9	$52.6
Work in process	43.3	55.4
Finished goods	56.9	43.6
Total inventories	$167.1	$151.6

5.	Intangible Assets and Goodwill

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2017 and September 30, 2017.

	December 31, 2017		September 30, 2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.1)	$0.2	$(0.1)
Customer relationships	471.2	(132.4)	468.7	(125.9)
Technology, including patents	81.3	(41.6)	80.7	(39.9)
Software	57.0	(46.6)	48.3	(41.5)
Other	0.2	(0.2)	0.2	(0.2)
	609.9	(220.9)	598.1	(207.6)
Indefinite-lived assets:
Trade names	134.1	—	133.4	—

Total	$744.0	$(220.9)	$731.5	$(207.6)

The net change in intangible assets during the three months ended December 31, 2017 was driven primarily by normal amortization and foreign currency adjustments.

In the third quarter of 2016, the Company recorded a trade name impairment charge of $2.2, included in operating expenses, on two trade names related to the Process Equipment Group segment. The decline in the estimated fair value of these trade names was largely driven by the decreased demand for equipment and parts used in coal mining and coal power. As of December 31, 2017, we had approximately $13 of trade name book value in the Process Equipment Group segment’s reporting units most significantly impacted by demand for coal mining and coal power.

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

	Process Equipment Group	Batesville	Total
Balance September 30, 2017	$639.2	$8.3	$647.5
Foreign currency adjustments	3.7	—	3.7
Balance December 31, 2017	$642.9	$8.3	$651.2

As a result of the required annual impairment assessment performed in the third quarter of 2017, the Company tested the recoverability of its goodwill, and in all reporting units, the fair value of goodwill was determined to exceed the carrying value, resulting in no impairment of goodwill. Since the fair value of each reporting unit exceeded its carrying value, the second step of the goodwill impairment test was not necessary. The fair value of the reporting unit in the Process Equipment Group segment that is most directly impacted by demand in domestic coal mining and coal power exceeded its carrying value by less than 10%. The carrying value of goodwill at December 31, 2017 for this reporting unit was $71.3. In the event that the assumptions used (e.g., order backlog, revenue and profit growth rates, discount rate, industry valuation multiples) for this reporting unit are not consistent with actual performance in 2018, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.

6.	Financing Agreements

	December 31, 2017	September 30, 2017
$900 revolving credit facility (excluding outstanding letters of credit)	$228.5	$68.0
$180 term loan	—	148.5
$150 senior unsecured notes, net of discount (1)	148.9	148.9
$100 Series A Notes (2)	99.6	99.7
Other	3.8	0.6
Total debt	480.8	465.7
Less: current portion	3.8	18.8
Total long-term debt	$477.0	$446.9

(1) Includes debt issuance costs of $0.5 and $0.6 at December 31, 2017 and September 30, 2017.
(2) Includes debt issuance costs of $0.4 and $0.3 at December 31, 2017 and September 30, 2017.

On December 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which governs our revolving credit facility (the “Facility”), by and among the Company and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement amends and extends the Company’s former credit agreement which provided for a revolving credit facility of up to $700.0 in aggregate principal amount and a term loan in an original principal amount of $180.0.

The Credit Agreement increases the maximum principal amount available for borrowing under the Facility from $700.0 to $900.0. In connection with the Credit Agreement, the Company repaid the existing term loan in full with borrowings under the Facility. The aggregate principal amount available for borrowing under the Credit Agreement may be expanded, subject to the approval of the lenders, by an additional $450.0. The Credit Agreement extends the maturity date of the Facility to December 8, 2022. New deferred financing costs related to the Credit Agreement were $2.1, which along with existing costs of $1.0, are being amortized to interest expense over the term of the Facility.

On December 8, 2017, the Company and certain of its domestic subsidiaries entered into the fourth amendment to the private shelf agreement (as amended, the “Shelf Agreement”), which amends the private shelf agreement dated December 6, 2012, among the Company, the subsidiary guarantors, PGIM, Inc. (f/k/a Prudential Investment Management, Inc.) and each Prudential Affiliate (as defined therein), pursuant to which the Company issued its 4.60% Series A unsecured notes maturing December 15, 2024 ( the “Series A Notes”). The amendment conforms certain terms of the Shelf Agreement with those contained in the Credit Agreement.

The Credit Agreement and the Shelf Agreement provide the Company with increased flexibility in its financial covenants, specifically: the maximum ratio of Indebtedness to EBITDA (as defined in the agreements, “Leverage Ratio”) of 3.5 to 1.0 allows for the application of cash as a reduction to Indebtedness (subject to certain limitations); the maximum Leverage Ratio resulting from an acquisition in excess of $75.0 is increased to 4.0 to 1.0 for a period of three consecutive quarters following such acquisition; and the minimum ratio of EBITDA (as defined in the agreements) to interest expense is reduced to 3.0 to 1.0. Additionally, both the Credit Agreement and the Shelf Agreement provide the Company with increased flexibility to sell assets and to incur debt at its international subsidiaries.

With respect to the Facility, as of December 31, 2017, we had $7.8 in outstanding letters of credit issued and $663.7 of maximum borrowing capacity. $569.2 of this borrowing capacity was immediately available based on our most restrictive leverage covenant, with additional amounts available in the event of a qualifying acquisition. The weighted-average interest rates on borrowings under the Facility were 1.44% and 1.40% for the three months ended December 31, 2017 and 2016. The weighted average facility fee was 0.21% and 0.23% for the three months ended December 31, 2017 and 2016. The weighted average interest rate on the term loan was 2.60% and 1.94% for the three months ended December 31, 2017 (until the date of repayment) and 2016.

We have interest rate swaps on $50.0 of outstanding borrowings under the Facility in order to manage exposure to our variable interest payments. Additionally, we have cross currency swaps on $55.0 of outstanding borrowings under the Facility to manage currency and interest rate risk exposure on foreign currency denominated debt.  The cross currency swaps are not designated as hedging instruments for accounting purposes.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of December 31, 2017, we had credit arrangements totaling $228.2, under which $176.1 was utilized, for this purpose. These arrangements include our €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) and other ancillary credit facilities.

The Credit Agreement, the LG Facility, and the Shelf Agreement require us to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. As of December 31, 2017, we were in compliance with all covenants.

The Facility, our senior unsecured notes, Series A Notes, and LG Facility are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

We had restricted cash of $0.5 and $0.8 included in other current assets in the Consolidated Balance Sheets at December 31, 2017 and September 30, 2017.

7.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2017	2016	2017	2016
Service costs	$0.7	$1.0	$0.6	$0.4
Interest costs	2.2	2.2	0.3	0.2
Expected return on plan assets	(3.5)	(3.3)	(0.2)	(0.1)
Amortization of unrecognized prior service costs, net	—	0.1	—	—
Amortization of net loss	0.8	1.1	0.2	—
Net pension costs	$0.2	$1.1	$0.9	$0.5

During the first quarter of 2017, we made an $80.0 contribution to our U.S. defined benefit pension plan (the “Plan”) using cash on hand and funds borrowed from our former $700.0 revolving credit facility and former $180.0 term loan. During 2017, we began implementing a plan to transition our U.S. employees not covered by a collective bargaining agreement and our employees covered by a collective bargaining agreement at two of our U.S. facilities from a defined benefit-based model to a defined contribution structure over a three-year sunset period. These changes caused immaterial remeasurements for the Plan for the affected populations.

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.0 and $0.1 for the three months ended December 31, 2017 and 2016.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.7 and $2.6 for the three months ended December 31, 2017 and 2016.

8.	Income Taxes

The effective tax rates for the three months ended December 31, 2017 and 2016 were 55.4% and 23.4%. The increase in the effective tax rate during the three months ended December 31, 2017 was primarily due the impact of the Tax Act. Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under Accounting Standards Codification Topic 740 (“ASC 740”). Per SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC 740 is complete.

In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a Company cannot determine a provisional estimate to be included in the financial statements, the Company should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a Company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.

The impact of the federal tax rate reduction from 35.0% to 24.5% was recognized in the rate applied to earnings. We have reflected the tax effect of the temporary differences that will originate subsequent to the Tax Act and are required to be remeasured at the 21% tax rate. In addition, we have recorded a provisional discrete net tax expense of $14.3 related to the Tax Act in the period ending December 31, 2017. This net expense includes a benefit of $14.9 due to the remeasurement of our deferred tax accounts to reflect the impact of the corporate rate reduction on our net deferred tax balances. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate on the deferred tax balances, we are continuing to analyze the temporary differences that existed on the date of enactment and the temporary differences originating in the current fiscal year.

These benefits were more than offset by a net expense for the Transition Tax of $28.9. We will not be able to precisely determine the amount of the Transition Tax until the end of fiscal 2018 because certain cash and cash equivalent balances at September 30, 2018 and current year earnings are key inputs in the calculation. Additionally, other information needs to be verified, including cumulative foreign earnings, to precisely compute the amount of the Transition Tax. Provisional Transition Tax of $2.3 and $26.6 is included in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet at December 31, 2017.

The enactment dates for many of the provisions within the Tax Act are for tax years beginning after December 31, 2017, and as a result, certain provisions are not effective until our fiscal year ending September 30, 2019. The provisions that are not effective until our fiscal year 2019 and, as such, have not been incorporated into the current period tax provision, include creating a base erosion anti-abuse tax, eliminating U.S. federal income taxes on dividends from foreign subsidiaries, limiting the amount of deductible interest expense, the repeal of the domestic production activity deduction, limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability as well as other provisions. With the enactment of the Tax Act, we are evaluating our future cash deployment and may change our permanent reinvestment assertion in future periods.

9.	Earnings Per Share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At December 31, 2017 and 2016, potential dilutive effects, representing approximately 400,000 and 600,000 shares, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2017	2016
Net income(1)	$18.1	$21.7
Weighted average shares outstanding (basic - in millions)	63.6	63.7
Effect of dilutive stock options and other unvested equity awards (in millions)	0.5	0.4
Weighted average shares outstanding (diluted - in millions)	64.1	64.1

Basic earnings per share	$0.28	$0.34
Diluted earnings per share	$0.28	$0.34

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.2	0.7

(1) Net income attributable to Hillenbrand

10.	Shareholders’ Equity

During the three months ended December 31, 2017, we paid approximately $13.1 of cash dividends.  We also repurchased approximately 375,000 shares of our common stock during the three months ended December 31, 2017, at a total cost of approximately $15.2. In connection with our share-based compensation plans discussed further in Note 12, we also issued approximately 436,000 shares of common stock, of which approximately 300,000 shares were treasury stock.

11.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)
Other comprehensive income before reclassifications
Before tax amount	5.7	(20.8)	0.6	(14.5)	$(0.1)	$(14.6)
Tax expense	(2.1)	—	(0.3)	(2.4)	—	(2.4)
After tax amount	3.6	(20.8)	0.3	(16.9)	(0.1)	(17.0)
Amounts reclassified from accumulated other comprehensive income(1)	0.8	—	0.1	0.9	—	0.9
Net current period other comprehensive income (loss)	4.4	(20.8)	0.4	(16.0)	$(0.1)	$(16.1)
Balance at December 31, 2016	$(63.1)	$(82.4)	$(0.3)	$(145.8)
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)
Other comprehensive income before reclassifications
Before tax amount	—	6.2	0.2	6.4	$0.1	$6.5
Tax expense	—	—	(0.1)	(0.1)	—	(0.1)
After tax amount	—	6.2	0.1	6.3	0.1	6.4
Amounts reclassified from accumulated other comprehensive income(1)	0.7	—	(0.3)	0.4	—	0.4
Net current period other comprehensive income (loss)	0.7	6.2	(0.2)	6.7	$0.1	$6.8
Balance at December 31, 2017	$(44.6)	$(30.7)	$0.8	$(74.5)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended December 31, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	0.8	0.1	—	0.9
Operating expenses	0.3	—	—	0.3
Other income (expense), net	—	—	0.1	0.1
Total before tax	$1.1	$0.1	$0.2	$1.4
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$0.9

	Three Months Ended December 31, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.4)	$(0.4)
Cost of goods sold	0.7	—	—	0.7
Operating expenses	0.4	—	—	0.4
Other income (expense), net	—	—	—	—
Total before tax	$1.1	$—	$(0.4)	$0.7
Tax expense				(0.3)
Total reclassifications for the period, net of tax				$0.4

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7).

12.	Share-Based Compensation

	Three Months Ended December 31,
	2017	2016
Share-based compensation costs	$2.3	$2.6
Less impact of income tax benefit	0.6	1.0
Share-based compensation costs, net of tax	$1.7	$1.6

We have share-based compensation with long-term performance-based metrics that are contingent upon our relative total shareholder return and the creation of shareholder value. Relative total shareholder return is determined by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a designated performance peer group. Creation of shareholder value is measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  For the performance-based awards contingent upon the creation of shareholder value, compensation expense is adjusted each quarter based upon actual results to date and any changes to forecasted information on each of the separate grants.

During the three months ended December 31, 2017, we made the following grants:

Number of Units
Stock options	352,107
Time-based stock awards	18,223
Performance-based stock awards (maximum that can be earned)	230,890

Stock options granted during fiscal 2018 had a weighted-average exercise price of $45.78 and a weighted-average grant date fair value of $11.10.  Our time-based stock awards and performance-based stock awards granted during the first quarter of fiscal 2018 had weighted-average grant date fair values of $45.14 and $53.39.  Included in the performance-based stock awards granted during the first quarter of fiscal 2018 are 110,717 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

13.	Other Income (Expense), Net

	Three Months Ended December 31,
	2017	2016
Equity in net income (loss) of affiliates	$—	$0.7
Foreign currency exchange loss, net	(0.3)	(0.8)
Other, net	(0.1)	(1.2)
Other income (expense), net	$(0.4)	$(1.3)

14.	Commitments and Contingencies

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at December 31,	Fair Value at December 31, 2017 Using Inputs Considered as:
	2017	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$77.8	$77.8	$—	$—
Investments in rabbi trust	6.8	6.8	—	—
Derivative instruments	4.1	—	4.1	—

Liabilities:
$150 senior unsecured notes	148.9	159.7	—	—
Revolving credit facility	228.5	—	228.5	—
$100 Series A Notes	99.6	—	105.4	—
Derivative instruments	1.7	—	1.7	—

The fair value of the amounts outstanding under the revolving credit facility approximated carrying value at December 31, 2017.  The fair values of the revolving credit facility and Series A Notes were estimated based on internally developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility or Series A Notes.

The fair values of the Company’s derivative instruments were based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of derivatives was $247.0 at December 31, 2017. The derivatives are included in other current assets, other assets, and other current liabilities on the balance sheet.

16.	Segment and Geographical Information

	Three Months Ended December 31,
	2017	2016
Net revenue
Process Equipment Group	$264.3	$221.6
Batesville	132.9	134.5
Total	$397.2	$356.1

Adjusted EBITDA
Process Equipment Group	$45.6	$32.7
Batesville	27.9	31.0
Corporate	(8.3)	(7.3)

Net revenue (1)(2)
United States	$218.8	$201.3
Germany	110.4	94.6
All other foreign business units	68.0	60.2
Total	$397.2	$356.1

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.
(2) In 2017, the Company corrected its disclosure of net revenue by geography. The effect of this adjustment for the three months ended December 31, 2016 was to decrease Germany net revenue by $9.8, from $104.4 as previously disclosed, to $94.6, and to increase the All other foreign business units net revenue by the same amount, from $50.4 as previously disclosed, to $60.2. Management performed an assessment of the materiality of this correction and concluded that the net revenue by geography as originally disclosed was not material to previously issued financial statements.

	December 31, 2017	September 30, 2017
Total assets assigned
Process Equipment Group	$1,776.4	$1,722.2
Batesville	198.7	203.4
Corporate	34.0	30.9
Total	$2,009.1	$1,956.5

Tangible long-lived assets, net
United States	$80.5	$84.4
Germany	39.0	39.0
All other foreign business units	26.1	27.0
Total	$145.6	$150.4

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended December 31,
	2017	2016
Adjusted EBITDA:
Process Equipment Group	$45.6	$32.7
Batesville	27.9	31.0
Corporate	(8.3)	(7.3)
Less:
Interest income	(0.5)	(0.2)
Interest expense	6.3	6.1
Income tax expense	23.7	6.7
Depreciation and amortization	13.8	15.0
Business acquisition, development, and integration	2.3	0.3
Restructuring and restructuring related	0.5	6.6
Consolidated net income	$19.1	$21.9

17.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended December 31, 2017					Three Months Ended December 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$218.2	$229.1	$(50.1)	$397.2	$—	$202.7	$202.9	$(49.5)	$356.1
Cost of goods sold	—	114.6	160.5	(24.2)	250.9	—	109.2	145.5	(24.6)	230.1
Gross profit	—	103.6	68.6	(25.9)	146.3	—	93.5	57.4	(24.9)	126.0
Operating expenses	11.1	61.4	42.6	(25.9)	89.2	9.6	58.7	39.4	(24.9)	82.8
Amortization expense	—	3.5	4.1	—	7.6	—	3.4	3.8	—	7.2
Interest expense	5.8	—	0.5	—	6.3	5.4	—	0.7	—	6.1
Other income (expense), net	(0.1)	(0.2)	(0.1)	—	(0.4)	—	—	(1.3)	—	(1.3)
Equity in net income (loss) of subsidiaries	37.4	1.4	—	(38.8)	—	28.8	2.2	—	(31.0)	—
Income (loss) before income taxes	20.4	39.9	21.3	(38.8)	42.8	13.8	33.6	12.2	(31.0)	28.6
Income tax expense (benefit)	2.3	15.5	5.9	—	23.7	(7.9)	11.7	2.9	—	6.7
Consolidated net income (loss)	18.1	24.4	15.4	(38.8)	19.1	21.7	21.9	9.3	(31.0)	21.9
Less: Net income attributable to
noncontrolling interests	—	—	1.0	—	1.0	—	—	0.2	—	0.2
Net income (loss) (1)	$18.1	$24.4	$14.4	$(38.8)	$18.1	$21.7	$21.9	$9.1	$(31.0)	$21.7
Consolidated comprehensive income (loss)	$24.8	$24.9	$21.3	$(45.1)	$25.9	$5.7	$21.5	$(11.6)	$(9.8)	$5.8
Less: Comprehensive income attributable
to noncontrolling interests	—	—	1.1	—	1.1	—	—	0.1	—	0.1
Comprehensive income (loss) (2)	$24.8	$24.9	$20.2	$(45.1)	$24.8	$5.7	$21.5	$(11.7)	$(9.8)	$5.7

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	December 31, 2017					September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.8	$7.4	$69.6	$—	$77.8	$0.1	$4.9	$61.0	$—	$66.0
Trade receivables, net	—	109.0	80.8	—	189.8	—	114.5	91.6	—	206.1
Receivables from long-term manufacturing contracts	—	12.3	152.4	—	164.7	—	8.5	116.7	—	125.2
Inventories	—	72.0	97.8	(2.7)	167.1	—	68.2	85.9	(2.5)	151.6
Prepaid expense	3.2	8.7	18.5	—	30.4	2.1	7.6	18.5	—	28.2
Intercompany receivables	—	1,085.2	81.0	(1,166.2)	—	—	1,050.4	93.9	(1,144.3)	—
Other current assets	0.1	1.7	15.2	(0.1)	16.9	0.2	1.6	14.4	0.3	16.5
Total current assets	4.1	1,296.3	515.3	(1,169.0)	646.7	2.4	1,255.7	482.0	(1,146.5)	593.6
Property, plant and equipment, net	3.7	62.2	79.7	—	145.6	4.7	64.5	81.2	—	150.4
Intangible assets, net	4.3	210.8	308.0	—	523.1	3.6	211.3	309.0	—	523.9
Goodwill	—	283.9	367.3	—	651.2	—	283.9	363.6	—	647.5
Investment in consolidated subsidiaries	2,366.7	666.2	—	(3,032.9)	—	2,298.0	664.1	—	(2,962.1)	—
Other assets	19.9	28.9	1.6	(7.9)	42.5	20.2	29.0	4.4	(12.5)	41.1
Total Assets	$2,398.7	$2,548.3	$1,271.9	$(4,209.8)	$2,009.1	$2,328.9	$2,508.5	$1,240.2	$(4,121.1)	$1,956.5

Trade accounts payable	$0.3	$39.3	$112.1	$0.3	$152.0	$1.0	$36.7	$120.0	$0.3	$158.0
Liabilities from long-term manufacturing contracts and advances	—	33.0	138.2	—	171.2	—	26.2	106.1	—	132.3
Current portion of long-term debt	—	—	3.8	—	3.8	18.0	—	0.8	—	18.8
Accrued compensation	1.9	13.2	34.6	—	49.7	7.6	17.9	41.4	—	66.9
Intercompany payables	1,168.9	—	—	(1,168.9)	—	1,142.8	4.0	—	(1,146.8)	—
Other current liabilities	24.3	42.8	78.2	—	145.3	14.0	42.2	79.3	0.2	135.7
Total current liabilities	1,195.4	128.3	366.9	(1,168.6)	522.0	1,183.4	127.0	347.6	(1,146.3)	511.7
Long-term debt	422.0	—	55.0	—	477.0	392.0	—	54.9	—	446.9
Accrued pension and postretirement healthcare	0.8	32.7	95.6	—	129.1	0.8	33.3	95.5	—	129.6
Deferred income taxes	—	16.4	49.0	(8.3)	57.1	—	27.5	60.9	(12.7)	75.7
Other long-term liabilities	27.6	17.8	10.0	—	55.4	1.3	15.3	10.1	—	26.7
Total Liabilities	1,645.8	195.2	576.5	(1,176.9)	1,240.6	1,577.5	203.1	569.0	(1,159.0)	1,190.6
Total Hillenbrand Shareholders’ Equity	752.9	2,353.1	679.8	(3,032.9)	752.9	751.4	2,305.4	656.7	(2,962.1)	751.4
Noncontrolling interests	—	—	15.6	—	15.6	—	—	14.5	—	14.5
Total Equity	752.9	2,353.1	695.4	(3,032.9)	768.5	751.4	2,305.4	671.2	(2,962.1)	765.9
Total Liabilities and Equity	$2,398.7	$2,548.3	$1,271.9	$(4,209.8)	$2,009.1	$2,328.9	$2,508.5	$1,240.2	$(4,121.1)	$1,956.5

Condensed Consolidating Statements of Cash Flow

	Three Months Ended December 31, 2017					Three Months Ended December 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$17.2	$5.4	$4.3	$—	$26.9	$(72.6)	$3.6	$20.3	$—	$(48.7)

Investing activities:
Capital expenditures	(1.0)	(3.0)	(1.6)	—	(5.6)	(0.2)	(2.0)	(2.4)	—	(4.6)
Other, net	—	0.1	0.1	—	0.2	0.2	—	(0.1)	—	0.1
Net cash used in investing activities	(1.0)	(2.9)	(1.5)	—	(5.4)	—	(2.0)	(2.5)	—	(4.5)

Financing activities:
Repayments on term loan	(148.5)	—	—	—	(148.5)	(3.4)	—	—	—	(3.4)
Proceeds from revolving credit facilities, net of financing costs	264.7	—	107.1	—	371.8	135.0	—	47.1	—	182.1
Repayments on revolving credit facilities	(106.0)	—	(107.0)	—	(213.0)	(59.0)	—	(66.9)	—	(125.9)
Payment of dividends on common stock	(13.1)	—	—	—	(13.1)	(13.0)	—	—	—	(13.0)
Repurchases of common stock	(15.2)	—	—	—	(15.2)	—	—	—	—	—
Net proceeds on stock plans	2.6	—	—	—	2.6	8.6	—	—	—	8.6
Other, net	—	—	2.8	—	2.8	—	—	1.1	—	1.1
Net cash (used in) provided by financing activities	(15.5)	—	2.9	—	(12.6)	68.2	—	(18.7)	—	49.5

Effect of exchange rates on cash and cash equivalents	—	—	2.9	—	2.9	—	—	(1.7)	—	(1.7)

Net cash flow	0.7	2.5	8.6	—	11.8	(4.4)	1.6	(2.6)	—	(5.4)
Cash and equivalents at beginning of period	0.1	4.9	61.0	—	66.0	4.4	5.6	42.0	—	52.0
Cash and equivalents at end of period	$0.8	$7.4	$69.6	$—	$77.8	$—	$7.2	$39.4	$—	$46.6

18.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$—	$0.2	$0.2	$—	$—	$—
Batesville	—	—	—	6.3	—	6.3
Corporate	—	(0.1)	(0.1)	—	1.6	1.6
Total	$—	$0.1	$0.1	$6.3	$1.6	$7.9

The charges related primarily to the closure of a Batesville plant and corporate functional restructuring. At December 31, 2017, $0.9 of restructuring costs were accrued and expected to be paid in 2018.

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

Accordingly, in this Form 10-Q, we may say something like:

“We expect that future revenue associated with the Process Equipment Group will be influenced by order backlog.”

That is a forward-looking statement, as indicated by the word “expect” and by the clear meaning of the sentence.

Other words that could indicate we are making forward-looking statements include:

intend	believe	plan	expect	may	goal	would
become	pursue	estimate	will	forecast	continue	could
target	encourage	promise	improve	progress	potential	should

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes the impact of the Tax Act on the Company’s financial position, results of operations, and cash flows. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 15, 2017, and in Item 1A of Part II of this Form 10-Q.  We assume no obligation to update or revise any forward-looking statements.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2017, to the same period in fiscal year 2017.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and exclude expenses associated with business acquisition, development, and integration, and restructuring and restructuring related charges.  The related income tax for all of these items is also excluded.  The measures also exclude the non-recurring tax benefits and expenses related to the Tax Act. Non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

See page 30 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2017, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2017, except as described below.

2017 Tax Cuts and Jobs Act

On December 22, 2017, the Tax Act was enacted. While certain of the provisions of the Tax Act are effective for tax years beginning after December 31, 2017 (which corresponds to Hillenbrand’s fiscal year ending September 30, 2019), several provisions are effective for the fiscal year ending September 30, 2018. The Tax Act reduced the federal corporate tax rate from 35% to 21% and is effective on January 1, 2018. The Internal Revenue Code provides that our fiscal year ending September 30, 2018 have a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21% will apply to future years. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, we are continuing to analyze the temporary differences that existed on the date of enactment and the temporary differences originating in the current fiscal year.

Furthermore, Hillenbrand is subject to the Transition Tax. This Transition Tax is imposed on the deferred accumulated earnings of foreign subsidiaries at an effective rate of 15.5% of foreign earnings attributable to cash and cash equivalents and 8% of the residual foreign earnings. It is anticipated that Hillenbrand will elect to pay the Transition Tax over eight years. We have recorded tax expense based on an estimate of the annual effective rate taking into account the reduced corporate tax rate for the year. Additionally, we have recorded a provisional deferred tax benefit for the impact of the reduced corporate tax rate on the U.S. net deferred tax liability and a provisional tax liability for the Transition Tax. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate on the deferred tax balance, we are continuing to analyze the temporary differences that existed on the date of enactment and the temporary differences originating in the current fiscal year. Furthermore, we will not be able to precisely determine the amount of the Transition Tax until the end of fiscal 2018 because certain cash and cash equivalent balances at September 30, 2018 and current year earnings are key inputs in the calculation. Additionally, other information needs to be verified, including cumulative foreign earnings, to precisely compute the amount of the Transition Tax. Therefore tax expense associated with these provisions may be adjusted throughout the year as we refine our estimate.

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

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$397.2	100.0	$356.1	100.0
Gross profit	146.3	36.8	126.0	35.4
Operating expenses	89.2	22.5	82.8	23.3
Amortization expense	7.6	1.9	7.2	2.0
Interest expense	6.3	1.6	6.1	1.7
Other (expense) income, net	(0.4)	0.1	(1.3)	0.4
Income taxes	23.7	6.0	6.7	1.9
Net income(1)	18.1	4.6	21.7	6.1

(1) Net income attributable to Hillenbrand.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Net revenue increased $41.1 (12%), which includes favorable foreign currency impact of $12.1.

•The Process Equipment Group’s net revenue increased $42.7 (19%), primarily due to favorable foreign currency impact ($11.8) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and equipment and systems used in food and pharmaceutical applications.

•Batesville’s net revenue decreased $1.6 (1%), primarily due to a decrease in volume ($2.2), partially offset by an increase in average selling price. Lower volume was driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation.

Gross profit increased $20.3 (16%), which includes favorable foreign currency impact of $3.9. Gross profit margin improved 140 basis points to 36.8%.

•The Process Equipment Group’s gross profit increased $16.7 (20%), primarily due to favorable foreign currency impact ($3.9) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and equipment and systems used in food and pharmaceutical applications. Gross profit margin improved 30 basis points to 37.3% in 2018, primarily driven by productivity and pricing improvements, partially offset by unfavorable product mix.

•Batesville’s gross profit increased $3.6 (8%) and gross profit margin improved 310 basis points to 35.8%.  The increase in gross profit and gross profit margin was primarily due to a decrease in restructuring and restructuring related charges and the impact of supply chain initiatives, partially offset by the decline in volume and higher commodity, fuel, and healthcare costs.

Batesville’s gross profit included restructuring and restructuring related charges ($0.1 in 2018 and $6.4 in 2017). Excluding these charges, adjusted gross profit decreased $2.7 (5%) and adjusted gross profit margin decreased 160 basis points to 35.9%, primarily driven by the decline in volume and higher commodity, fuel, and healthcare costs, partially offset by supply chain initiatives.

Operating expenses increased $6.4 (8%), which included unfavorable foreign currency impact of $2.4. The increase was primarily driven by an increase in business acquisition, development, and integration costs and variable compensation, partially offset by a decrease in restructuring and restructuring related charges. Our operating expense-to-revenue ratio improved by 80 basis points to 22.5% in 2018.  Operating expenses included the following items:

	Three Months Ended December 31,
	2017	2016
Business acquisition, development, and integration costs	$2.3	$0.3
Restructuring and restructuring related charges	0.4	1.7

On an adjusted basis, which excluded business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses increased $5.7 (7%), which included unfavorable foreign currency impact of $2.4. The increase in adjusted operating expenses was primarily driven by an increase in variable compensation. Adjusted operating expenses as a percentage of net revenue improved 90 basis points in 2018 to 21.8%.

Other (expense) income, net was $0.4 of other expense in 2018, compared to $1.3 of other expense in 2017. The decrease was driven primarily by decreased foreign currency exchange losses.

The effective tax rate was 55.4% in fiscal 2018 compared to 23.4% in fiscal 2017.  The increase in the effective tax rate during the three months ended December 31, 2017 was primarily due to the impact of the Tax Act, which reduced the federal corporate tax rate from 35% to 21%. The Internal Revenue Code provides that our fiscal year ending September 30, 2018 have a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21% will apply to future years. The impact of the tax rate reduction was recognized in the rate applied to earnings as well as a provisional tax benefit of $14.9 related to the revaluation of our domestic net deferred tax liability. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate on the deferred tax balances, we are continuing to analyze the temporary differences that existed on the date of enactment and the temporary differences originating in the current fiscal year. These favorable adjustments were more than offset by the provisional recognition of an estimated $28.9 tax expense for the Transition Tax. We will not be able to precisely determine the amount of the Transition Tax until the end of fiscal 2018 because certain cash and cash equivalent balances at September 30, 2018 and current year earnings are key inputs in the calculation. Additionally, other information needs to be verified, including cumulative foreign earnings, to precisely compute the amount of the Transition Tax. Therefore, tax expense associated with these provisions may be adjusted throughout the year as we refine our estimate.

Our adjusted effective income tax rate, which excludes the impact of the Transition Tax and the revaluation of the deferred tax balances discussed above, was 22.1% in fiscal 2018 compared to 26.5% in fiscal 2017. Management expects the Tax Act to favorably impact the Company’s net income, diluted earnings per share, and cash flows in future periods, due primarily to the reduction in the federal corporate tax rate from 35% to 21%. Additionally, the Tax Act could incentivize additional investments in facilities and infrastructure in the U.S. that may increase future demand in the end-markets that the Company serves.

Management currently estimates that the Company’s consolidated adjusted effective income tax rate for full-year fiscal 2018 will be approximately 26% to 28%, compared with nearly 32% for the prior year. The aforementioned tax-related estimates may differ from actual results, possibly materially, due to changes in interpretations of the Tax Act and assumptions made by the Company, as well as guidance that may be issued and actions the Company may take as a result of the Tax Act.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$264.3	100.0	$221.6	100.0
Gross profit	98.7	37.3	82.0	37.0
Operating expenses	56.3	21.3	51.2	23.1
Amortization expense	7.6	2.9	7.1	3.2

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Net revenue increased $42.7 (19%), primarily due to favorable foreign currency impact ($11.8) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and equipment and systems used in food and pharmaceutical applications. Order backlog increased $191.2 (37%) from $519.8 on December 31, 2016, to $711.0 on December 31, 2017, which included favorable foreign currency impact of $57.1. The increase in backlog is primarily driven by an increase in orders for projects in the plastics industry, as well as screening and separating equipment that processes proppants (used in hydraulic fracturing).

On a sequential basis, order backlog increased $78.8 (12%) to $711.0 at December 31, 2017, up from $632.2 at September 30, 2017.

Gross profit increased $16.7 (20%), primarily due to favorable foreign currency impact ($3.9) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and equipment and systems used in food and pharmaceutical applications. Gross profit margin improved 30 basis points to 37.3% in 2018, primarily driven by productivity and pricing improvements, partially offset by unfavorable product mix.

Operating expenses increased $5.1 (10%), primarily driven by unfavorable foreign currency impact of $2.3 and an increase in variable compensation. Operating expenses as a percentage of net revenue improved by 180 basis points to 21.3% in 2018.

Operating expenses included restructuring and restructuring related charges ($0.2 in 2018 and $0.1 in 2017).  Excluding these items, adjusted operating expenses increased $5.0 (10%), which was primarily driven by unfavorable foreign currency impact of $2.3 and an increase in variable compensation. Adjusted operating expenses as a percentage of net revenue improved 190 basis points to 21.2% in 2018.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$132.9	100.0	$134.5	100.0
Gross profit	47.6	35.8	44.0	32.7
Operating expenses	21.8	16.4	21.3	15.8
Amortization expense	—	—	0.1	0.1

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Net revenue decreased $1.6 (1%), primarily due to a decrease in volume ($2.2), partially offset by an increase in average selling price. Lower volume was driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation.
Gross profit increased $3.6 (8%) and gross profit margin improved 310 basis points to 35.8%.  The increase in gross profit and gross profit margin was primarily due to a decrease in restructuring and restructuring related charges and the impact of supply chain initiatives, partially offset by the decline in volume and higher commodity, fuel, and healthcare costs.

Gross profit included restructuring and restructuring related charges ($0.1 in 2018 and $6.4 in 2017). Excluding these charges, adjusted gross profit decreased $2.7 (5%) and adjusted gross profit margin decreased 160 basis points to 35.9%, primarily driven by the decline in volume and higher commodity, fuel, and healthcare costs, partially offset by supply chain initiatives.

Operating expenses increased $0.5 (2%) to $21.8 and operating expenses as a percentage of net revenue increased 60 basis points to 16.4%, primarily due to an increase in variable compensation.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$8.6	2.2	$8.4	2.4
Business acquisition, development, and integration costs	2.3	0.6	0.3	0.1
Restructuring and restructuring related charges	0.2	—	1.6	0.4
Operating expenses	$11.1	2.8	$10.3	2.9

Core operating expenses primarily represent operating expenses excluding restructuring and restructuring related charges and costs related to business acquisition, development, and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Business acquisition, development, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigation opportunities (including acquisition and disposition) and integrating completed acquisitions.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Operating expenses increased $0.8 (8%), primarily due to an increase in business acquisition, development, and integration costs and variable compensation, partially offset by a decrease in restructuring and restructuring related charges. These expenses as a percentage of net revenue were 2.8%, a decrease of 10 basis points from the prior year.

Core operating expenses increased $0.2 (2%), primarily due to an increase in variable compensation.  These expenses as a percentage of net revenue were 2.2%, a decrease of 20 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended December 31,
	2017	2016
Consolidated net income	$19.1	$21.9
Interest income	(0.5)	(0.2)
Interest expense	6.3	6.1
Income tax expense	23.7	6.7
Depreciation and amortization	13.8	15.0
EBITDA	$62.4	$49.5
Business acquisition, development, and integration	2.3	0.3
Restructuring and restructuring related	0.5	6.6
Adjusted EBITDA	$65.2	$56.4

Consolidated net income for 2018 compared to 2017 decreased $2.8 (13%), primarily driven by an increase in the effective tax rate as a result of the Tax Act, a decrease in volume at Batesville, an increase in business acquisition, development, and integration costs, an increase in variable compensation, and unfavorable product mix. This decrease in consolidated net income was partially offset by a favorable foreign currency impact ($0.8), increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and equipment and systems used in food and pharmaceutical applications, a decrease in restructuring and restructuring related charges, and productivity and pricing improvements.

Consolidated adjusted EBITDA for 2018 compared to 2017 increased $8.8 (16%), primarily due to favorable foreign currency impact ($1.4), increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and equipment and systems used in food and pharmaceutical applications, and productivity and pricing improvements. This increase in consolidated adjusted EBITDA was partially offset by a decrease in volume at Batesville, an increase in variable compensation, and unfavorable product mix.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first three months of 2018 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes, including the Series A Notes, and our Facility as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $663.7 of maximum borrowing capacity available under the Facility as of December 31, 2017, of which $569.2 of borrowing capacity was immediately available based on our most restrictive leverage covenant, with additional amounts available in the event of a qualifying acquisition. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of December 31, 2017, we had guarantee arrangements totaling $228.2, under which $176.1 was utilized for this purpose. These arrangements include the €150.0 LG Facility under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the LG Facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The cash at our international subsidiaries totaled $68.6 at December 31, 2017. While we do not intend, nor do we foresee a need, to repatriate these funds, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes. However, with the enactment of the Tax Act, we are evaluating our future cash deployment and may change this assertion in future periods.

12-month Outlook

We believe the 12-month outlook for our business remains positive. Although cash flow from operations in the Process Equipment Group naturally experiences substantial fluctuations driven by changes in working capital requirements at Coperion (due to the type of product and geography of customer projects in process at any given time), we believe we have significant flexibility to meet our financial commitments, including working capital needs, capital expenditures, and financing obligations. We expect to continue to use a combination of some of our cash flows from operations and borrowings under our Facility to fund acquisitions. In considering attractive targets, we often look for companies with a relatively low physical asset base, in order to limit the need to invest significant additional cash into targets post-acquisition.

The Tax Act will require the Company to pay tax on unremitted earnings of its foreign subsidiaries in an estimated amount of $28.9. The portion of this tax we anticipate to pay in the next twelve months is $2.3, with the remainder to be paid over the next seven years. In addition, we expect the lower corporate tax rate of 21% to benefit our cash flow in current and future periods; however, the amount and use of those benefits has not yet been determined.

Our anticipated contribution to our pension plans in 2018 is $9.9, of which $2.8 was made during the three months ended December 31, 2017. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2017, which will require approximately $13.1 each quarter based on our outstanding common stock at December 31, 2017. We increased our quarterly dividend in 2018 to $0.2075 per common share from $0.2050 per common share paid in 2017.

We believe existing cash, cash flows from operations, borrowings under existing arrangements, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Three Months Ended December 31,
(in millions)	2017	2016
Cash flows provided by (used in)
Operating activities	$26.9	$(48.7)
Investing activities	(5.4)	(4.5)
Financing activities	(12.6)	49.5
Effect of exchange rates on cash and cash equivalents	2.9	(1.7)
Increase (decrease) in cash and cash equivalents	$11.8	$(5.4)

Operating Activities

Operating activities provided $26.9 of cash during the first three months of fiscal year 2018, and used $48.7 of cash during the first three months of fiscal year 2017, a $75.6 (155%) increase.  The increase in operating cash flow was primarily due to our $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 that did not repeat in 2018, partially offset by the timing of working capital requirements within the Process Equipment Group.

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

Investing Activities

The $0.9 increase in cash used in investing activities in the first three months of fiscal 2018 was primarily due to an increase in capital expenditures.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the first three months of 2018 was $12.6, including $10.3 of proceeds, net of debt repayments.  Cash provided by financing activities in the first three months of fiscal 2017 was $49.5. The decrease in cash provided by financing activities was primarily due to the borrowings used to fund the $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 that did not repeat in 2018, partially offset by an increase in repurchases of common stock in 2018.

We returned approximately $13.1 to shareholders during the first three months of 2018 in the form of quarterly dividends.  We increased our quarterly dividend in 2018 to $0.2075 per common share from $0.2050 per common share paid during 2017. We repurchased approximately 375,000 shares of our common stock in the first three months of 2018, at a total cost of approximately $15.2.

Off-Balance Sheet Arrangements

There were no significant changes in off-balance sheet arrangements, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, in our Annual Report on Form 10-K for 2017.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2017 Form 10-K filed with the SEC on November 15, 2017.  There have been no material changes in this information since the filing of our 2017 Form 10-K.

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

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017, and the revised risk factors below.

Changes in the United States political environment could negatively impact our business.

The 2016 presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and have resulted in and could result in additional changes in, legislation, regulation and government policy. While it is not possible to predict whether and when any such additional changes will occur, changes at the local, state or federal level could significantly impact our business and the industries in which we compete.  Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, changes to existing trade agreements or entry into new trade agreements, import and export regulations, tariffs and customs duties, public company reporting requirements, environmental regulation and antitrust enforcement.  To the extent changes in the political environment have a negative impact on the Company or our markets, it may materially and adversely impact our business, results of operations and financial condition in the periods to come.

The effective tax rate of the Company may be negatively impacted by economic downturns as well as changes to tax laws in jurisdictions in which we operate.

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

In addition, the recently enacted Tax Act makes significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate, limitations on certain corporate deductions and credits, and a Transition Tax on the deemed repatriation of foreign earnings. Some of the Tax Act changes could have a negative impact on our business. The estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on actual results in 2018 and our further analysis of the new law. Changes in other tax laws or tax rulings could also have a material impact on our effective tax rate. Additionally, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that could increase our tax obligations in many countries where we do business. Any changes in the taxation of our activities in such jurisdictions may result in a material increase in our effective tax rate.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

October	280,910	$39.19	280,910	$89.6
November	—	$—	—	$89.6
December	94,300	$44.75	94,300	$85.4
Total	375,210	$40.59	375,210	$85.4

On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of December 31, 2017, we had repurchased approximately 3,950,000 shares for approximately $114.6 in the aggregate. Such shares were classified as treasury stock. We repurchased approximately 375,210 shares of our common stock during the first quarter of fiscal 2018, at a total cost of approximately $15.2. At December 31, 2017, we had approximately $85.4 remaining for share repurchases under the existing Board authorization.

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

HILLENBRAND, INC.

Date: January 31, 2018	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: January 31, 2018		/s/ Eric M. Teegarden
Eric M. Teegarden
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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
Exhibit 10.1
Second Amended and Restated Credit Agreement, dated as of December 8, 2017, among Hillenbrand, Inc., the subsidiary borrowers and subsidiary guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017)

Exhibit 10.2
Amendment No. 4 to the Private Shelf Agreement, dated as of December 8, 2017, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017)

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