Form 10-Q
period 2018-03-31
Hillenbrand, Inc.
filed 2018-05-02
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

The registrant had 62,512,606 shares of common stock, no par value per share, outstanding as of April 27, 2018.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net revenue	$452.2	$395.3	$849.4	$751.4
Cost of goods sold	283.5	246.7	534.4	476.8
Gross profit	168.7	148.6	315.0	274.6
Operating expenses	98.3	85.6	187.5	168.4
Amortization expense	7.5	7.2	15.1	14.4
Impairment charge	63.4	—	63.4	—
Interest expense	6.0	6.3	12.3	12.4
Other (expense) income, net	(1.2)	(0.6)	(1.6)	(1.9)
(Loss) income before income taxes	(7.7)	48.9	35.1	77.5
Income tax expense	13.6	14.9	37.3	21.6
Consolidated net (loss) income	(21.3)	34.0	(2.2)	55.9
Less: Net income attributable to noncontrolling interests	0.6	0.6	1.6	0.8
Net (loss) income (1)	$(21.9)	$33.4	$(3.8)	$55.1

Net (loss) income (1) — per share of common stock:
Basic earnings per share	$(0.34)	$0.52	$(0.06)	$0.86
Diluted earnings per share	$(0.34)	$0.52	$(0.06)	$0.86
Weighted average shares outstanding (basic)	63.3	63.9	63.5	63.8
Weighted average shares outstanding (diluted)	63.3	64.4	63.5	64.3

Cash dividends declared per share	$0.2075	$0.2050	$0.4150	$0.4100

(1) Net (loss) income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Consolidated net (loss) income	$(21.3)	$34.0	$(2.2)	$55.9
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	14.7	7.5	21.0	(13.4)
Pension and postretirement (net of quarter-to-date tax of $0.4 and $2.5 and year-to-date tax of $0.7 and $5.0)	0.7	4.5	1.4	8.9
Change in net unrealized gain on derivative instruments (net of quarter-to-date tax of $0.1 and $0.5 and year-to-date tax of $0.1 and $0.8)	0.5	1.1	0.3	1.5
Total changes in other comprehensive income (loss), net of tax	15.9	13.1	22.7	(3.0)
Consolidated comprehensive (loss) income	(5.4)	47.1	20.5	52.9
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.9	1.6	1.0
Comprehensive (loss) income (2)	$(5.9)	$46.2	$18.9	$51.9

(2) Comprehensive (loss) income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	March 31, 2018	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$68.5	$66.0
Trade receivables, net	194.8	206.1
Receivables from long-term manufacturing contracts	179.3	125.2
Inventories	180.6	151.6
Prepaid expenses	34.3	28.2
Other current assets	23.2	16.5
Total current assets	680.7	593.6
Property, plant, and equipment, net	146.1	150.4
Intangible assets, net	517.8	523.9
Goodwill	602.6	647.5
Other assets	42.2	41.1
Total Assets	$1,989.4	$1,956.5

LIABILITIES
Current Liabilities
Trade accounts payable	$175.2	$158.0
Liabilities from long-term manufacturing contracts and advances	165.8	132.3
Current portion of long-term debt	0.7	18.8
Accrued compensation	55.8	66.9
Other current liabilities	133.3	135.7
Total current liabilities	530.8	511.7
Long-term debt	478.4	446.9
Accrued pension and postretirement healthcare	130.0	129.6
Deferred income taxes	62.0	75.7
Other long-term liabilities	56.2	26.7
Total Liabilities	1,257.4	1,190.6

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.9 and 63.8 shares issued, 62.7 and 63.1 shares outstanding)	—	—
Additional paid-in capital	346.4	349.9
Retained earnings	476.9	507.1
Treasury stock (1.2 and 0.7 shares)	(48.0)	(24.4)
Accumulated other comprehensive loss	(58.5)	(81.2)
Hillenbrand Shareholders’ Equity	716.8	751.4
Noncontrolling interests	15.2	14.5
Total Shareholders’ Equity	732.0	765.9

Total Liabilities and Equity	$1,989.4	$1,956.5

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Six Months Ended March 31,
	2018	2017
Operating Activities
Consolidated net (loss) income	$(2.2)	$55.9
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	27.8	28.6
Impairment charge	63.4	—
Deferred income taxes	(10.4)	17.3
Share-based compensation	6.2	5.7
Net gain on investments	—	(1.0)
Trade accounts receivable and receivables on long-term manufacturing contracts	(34.2)	(8.3)
Inventories	(25.6)	0.1
Prepaid expenses and other current assets	(10.7)	(5.5)
Trade accounts payable	12.8	0.4
Accrued expenses and other current liabilities	10.3	11.5
Income taxes payable	26.5	(5.7)
Defined benefit plan and postretirement funding	(5.6)	(85.3)
Defined benefit plan and postretirement expense	2.3	3.5
Other, net	0.9	2.6
Net cash provided by operating activities	61.5	19.8

Investing Activities
Capital expenditures	(10.6)	(9.1)
Proceeds from sales of property, plant, and equipment	—	2.2
Other, net	0.3	(0.1)
Net cash used in investing activities	(10.3)	(7.0)

Financing Activities
Repayments on term loan	(148.5)	(6.7)
Proceeds from revolving credit facilities, net of financing costs	701.8	551.7
Repayments on revolving credit facilities	(542.8)	(524.8)
Payments of dividends on common stock	(26.2)	(26.0)
Repurchases of common stock	(38.9)	(17.0)
Net proceeds on stock plans	5.2	10.2
Other, net	(1.0)	(0.2)
Net cash used in financing activities	(50.4)	(12.8)

Effect of exchange rates on cash and cash equivalents	1.7	(0.6)

Net cash flows	2.5	(0.6)

Cash and cash equivalents:
At beginning of period	66.0	52.0
At end of period	$68.5	$51.4

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

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value.  We early adopted this standard for fiscal year 2018. See Note 5 of Part I and Item 2, Critical Accounting Estimates, of this Form 10-Q for further information on the impact this adoption had on our consolidated results of operations, financial position, and cash flows.

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

We continue to evaluate the impact that ASU 2014-09 will have on our consolidated financial statements and financial reporting processes, including evaluating new disclosure requirements. Based on our initial assessment, which included a comparison of our existing accounting policies and practices against the new standard and a review of contracts active during and through the end of 2016, we believe the key areas of consideration for our financial statements include percentage-of-completion accounting, separate performance obligations, and related revenue recognized over time. Based on our initial assessment, we also expect to adopt this new standard using the modified retrospective method, which will result in a cumulative effect adjustment as of the date of adoption, and we currently do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 will be effective for our fiscal year beginning on October 1, 2019, with early adoption permitted. We are currently evaluating the impact that ASU 2018-02 will have on our consolidated financial statements.

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

Based on the final purchase price allocation, we recorded goodwill of $36 and acquired identifiable intangible assets of $58, which consisted of $5 of trade names not subject to amortization, $9 of developed technology, $3 of backlog, and $41 of customer relationships. In addition, we recorded $14 of net tangible assets, primarily working capital. Goodwill is deductible for tax purposes in Germany. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

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

Based on the final purchase price allocation, we recorded goodwill of $59 and acquired identifiable intangible assets of $61, which consisted of $4 of trade names not subject to amortization, $8 of developed technology, $1 of backlog, and $48 of customer relationships. In addition, we recorded $10 of net tangible assets, primarily working capital. Goodwill is deductible for tax purposes. Supplemental proforma information has not been provided as the acquisition did not have a material impact on consolidated results of operations.

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

4.	Supplemental Balance Sheet Information

	March 31, 2018	September 30, 2017
Trade accounts receivable reserves	$21.7	$21.6

Accumulated depreciation on property, plant, and equipment	$317.5	$311.8

Inventories:
Raw materials and components	$67.2	$52.6
Work in process	56.5	55.4
Finished goods	56.9	43.6
Total inventories	$180.6	$151.6

We had restricted cash of $0.5 and $0.8 included in other current assets in the Consolidated Balance Sheets at March 31, 2018 and September 30, 2017.

5.	Intangible Assets and Goodwill

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2018 and September 30, 2017.

	March 31, 2018		September 30, 2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.1)	$0.2	$(0.1)
Customer relationships	477.4	(140.0)	468.7	(125.9)
Technology, including patents	82.8	(43.7)	80.7	(39.9)
Software	57.5	(47.6)	48.3	(41.5)
Other	0.2	(0.2)	0.2	(0.2)
	618.1	(231.6)	598.1	(207.6)
Indefinite-lived assets:
Trade names	131.3	—	133.4	—

Total	$749.4	$(231.6)	$731.5	$(207.6)

As a result of the required annual impairment assessment performed in the third quarter of 2017, the fair value of trade names was determined to meet or exceed the carrying value for all trade names, resulting in no impairment to trade names.

The net change in intangible assets during the six months ended March 31, 2018 was driven by normal amortization, foreign currency translation, and an impairment charge on certain trade names. See below for an update to the impairment assessment for trade names most directly impacted by domestic coal mining and coal power for which an impairment of $4.6 pre-tax ($3.5 after tax) was recorded during the quarter ended March 31, 2018. As of March 31, 2018 we had approximately $4 of trade name book value remaining in the Process Equipment Group segment most directly impacted by domestic coal mining and coal power. In conjunction with our impairment testing, we also reassessed the useful lives of other definite-lived intangible assets specific to the intangibles impacted by domestic coal mining and coal power, resulting in no significant changes in amortization.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2017	$639.2	$8.3	$647.5
Impairment charge	58.8	—	58.8
Foreign currency adjustments	13.9	—	13.9
Balance March 31, 2018	$594.3	$8.3	$602.6

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

As previously disclosed, the fair value of the reporting unit in the Process Equipment Group segment that is most directly impacted by domestic coal mining and coal power had exceeded its carrying value by less than 10% for three quarters. Testing for impairment of goodwill and indefinite lived assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate fair value is impaired.  In connection with the preparation of the quarterly financial statements for the second quarter 2018, an interim impairment assessment was performed at the previously mentioned reporting unit in the Process Equipment Group segment. During the quarter ended March 31, 2018, published industry reports reduced their forecasts for domestic coal production and consumption. The reporting unit also experienced a larger than expected decline in orders for equipment and parts used in the domestic coal mining and coal power industries. In conjunction with these events and as part of the long-term strategic forecasting process, the Company made the decision to redirect strategic investments for growth, significantly reducing the reporting unit’s terminal growth rate.  As a result of this change in expected future cash flows, along with comparable fair value information, management concluded that the reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $58.8. The pre-impairment goodwill balance for the reporting unit was $71.3.  A 10% further reduction in the fair value of this reporting unit would indicate a potential additional impairment of $7.4.  Intangible asset impairment charges for trade names associated with the same reporting unit were $4.6 pre-tax ($3.5 after tax) based on similar factors.

6.	Financing Agreements

	March 31, 2018	September 30, 2017
$900 revolving credit facility (excluding outstanding letters of credit)	$229.7	$68.0
$180 term loan	—	148.5
$150 senior unsecured notes, net of discount (1)	149.1	148.9
$100 Series A Notes (2)	99.6	99.7
Other	0.7	0.6
Total debt	479.1	465.7
Less: current portion	0.7	18.8
Total long-term debt	$478.4	$446.9

(1) Includes debt issuance costs of $0.5 and $0.6 at March 31, 2018 and September 30, 2017.
(2) Includes debt issuance costs of $0.4 and $0.3 at March 31, 2018 and September 30, 2017.

On March 8, 2018, the Company entered into a Syndicated Letter of Guarantee Facility Agreement (the “L/G Facility Agreement”) by and among the Company and certain of its affiliates, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent. The L/G Facility Agreement replaces the Company’s former Syndicated L/G Facility Agreement dated as of June 3, 2013 and permits the Company and certain of its subsidiaries to request that one or more of the lenders issue up to an aggregate of €150.0 in unsecured letters of credit, bank guarantees or other surety bonds (collectively, the “Guarantees”).

The Guarantees carry an annual fee that varies based on the Company’s leverage ratio. The L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The L/G Facility Agreement matures in December 2022, but can be extended or terminated earlier under certain conditions. New deferred financing costs related to the L/G Facility Agreement were $1.0, which along with existing costs of $0.6, are being amortized to interest expense over the term of the agreement.

On December 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which governs our revolving credit facility (the “Facility”), by and among the Company and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement amended and extended the Company’s former credit agreement which provided for a revolving credit facility of up to $700.0 in aggregate principal amount and a term loan in an original principal amount of $180.0.

The Credit Agreement increased the maximum principal amount available for borrowing under the Facility from $700.0 to $900.0. In connection with the Credit Agreement, the Company repaid the existing term loan in full with borrowings under the Facility. The aggregate principal amount available for borrowing under the Credit Agreement may be expanded, subject to the approval of the lenders, by an additional $450.0. The Credit Agreement extended the maturity date of the Facility to December 8, 2022. New deferred financing costs related to the Credit Agreement were $2.1, which along with existing costs of $1.0, are being amortized to interest expense over the term of the Facility.

On December 8, 2017, the Company and certain of its domestic subsidiaries entered into the fourth amendment to the private shelf agreement (as amended, the “Shelf Agreement”), which amended the private shelf agreement dated December 6, 2012, among the Company, the subsidiary guarantors, PGIM, Inc. (f/k/a Prudential Investment Management, Inc.) and each

Prudential Affiliate (as defined therein), pursuant to which the Company issued its 4.60% Series A unsecured notes maturing December 15, 2024 (the “Series A Notes”). The amendment conformed certain terms of the Shelf Agreement with those contained in the Credit Agreement.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with increased flexibility in its financial covenants, specifically: the maximum ratio of Indebtedness to EBITDA (as defined in the agreements, “Leverage Ratio”) of 3.5 to 1.0 allows for the application of cash as a reduction of Indebtedness (subject to certain limitations); the maximum Leverage Ratio resulting from an acquisition in excess of $75.0 is increased to 4.0 to 1.0 for a period of three consecutive quarters following such acquisition; and the minimum ratio of EBITDA (as defined in the agreements) to interest expense is reduced to 3.0 to 1.0. Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with increased flexibility to sell assets and to incur debt at our international subsidiaries.

With respect to the Facility, as of March 31, 2018, we had $7.5 in outstanding letters of credit issued and $662.8 of maximum borrowing capacity. $644.3 of this borrowing capacity is immediately available based on our most restrictive covenant, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 2.03% and 1.82% for the three and six months ended March 31, 2018, and 1.44% and 1.42% for the same periods in the prior year. The weighted average facility fee was 0.15% and 0.17% for the three and six months ended March 31, 2018, and 0.23% for the same periods in the prior year. The weighted average interest rate on the Facility’s term loan was 2.60% for 2018 (until the date of repayment) and 2.16% and 2.05% for the three and six months ended March 31, 2017.

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

In the normal course of business, the Process Equipment Group provides to certain customers guarantees in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of March 31, 2018, we had credit arrangements totaling $252.7, under which $187.4 was utilized for this purpose. These arrangements include our L/G Facility Agreement and other ancillary guarantee facilities.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement require us to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. As of March 31, 2018, we were in compliance with all covenants.

All obligations of the Company arising under the Credit Agreement, our senior unsecured notes, the Shelf Agreement, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

7.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service costs	$0.7	$0.9	$0.4	$0.4
Interest costs	2.1	2.1	0.3	0.1
Expected return on plan assets	(3.5)	(3.4)	(0.1)	(0.2)
Amortization of unrecognized prior service costs, net	0.1	0.1	—	—
Amortization of net loss	0.8	1.0	0.3	0.7
Net pension costs	$0.2	$0.7	$0.9	$1.0

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Service costs	$1.4	$1.9	$1.0	$0.8
Interest costs	4.3	4.3	0.6	0.3
Expected return on plan assets	(7.0)	(6.7)	(0.3)	(0.3)
Amortization of unrecognized prior service costs, net	0.1	0.2	—	—
Amortization of net loss	1.6	2.1	0.5	0.7
Net pension costs	$0.4	$1.8	$1.8	$1.5

During the first quarter of 2017, we made an $80.0 contribution to our U.S. defined benefit pension plan (the “Plan”) using cash on hand and funds borrowed from our former $700.0 revolving credit facility. During 2017, we also began implementing a plan to transition our U.S. employees not covered by a collective bargaining agreement, and our employees covered by a collective bargaining agreement at two of our U.S. facilities, from a defined benefit-based model to a defined contribution structure over a three-year sunset period. These changes caused immaterial remeasurements for the Plan for the affected populations.

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.1 and $0.1 for the three and six months ended March 31, 2018, and $0.1 and $0.2 for the same periods in the prior year.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.9 and $5.6 for the three and six months ended March 31, 2018, and $3.1 and $5.7 for the same periods in the prior year.

8.	Income Taxes

The effective tax rates for the three months ended March 31, 2018 and 2017 were (176.6)% and 30.5%. The negative effective tax rate in the current year quarter primarily resulted from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment and the resulting loss before tax for the quarter. Partially offsetting this impact, the Tax Act resulted in a reduced tax rate as compared to the prior year.

The effective tax rates for the six months ended March 31, 2018 and 2017 were 106.3% and 27.9%. The high effective tax rate in the period primarily resulted from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment. Additionally, the impact of the Tax Act resulted in a higher tax rate as compared to the prior year driven by the items discussed below.

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

The impact of the federal tax rate reduction from 35.0% to 24.5% was recognized in the rate applied to earnings. We have reflected the tax effect of temporary differences originating in the current period at the 24.5% federal tax rate and have recognized the deferred tax effect of such differences that will reverse in future periods at the 21% federal tax rate. In addition, we recorded a provisional discrete net tax expense of $14.3 related to the Tax Act in the quarter ending December 31, 2017. This net expense includes a benefit of $14.9 due to the remeasurement of our deferred tax items to reflect the impact of the corporate rate reduction on our net deferred tax balances. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate on the deferred tax balances, we are continuing to analyze the temporary differences that existed on the date of enactment and the temporary differences originating in the current fiscal year.

These benefits were more than offset by a net expense for the Transition Tax of $28.9 during the quarter ending December 31, 2017. We will not be able to precisely determine the amount of the Transition Tax until the end of fiscal 2018 because certain cash and cash equivalent balances at September 30, 2018 and current year earnings are key inputs in the calculation. Additionally, other information needs to be verified, including cumulative foreign earnings in order to precisely compute the amount of the Transition Tax. Provisional Transition Tax of $2.3 and $26.6 is included in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet at March 31, 2018. During the three months ended March 31, 2018, we did not record an adjustment to the provisional tax expense recognized during the quarter ended December 31, 2017, as we continue to evaluate the impact of the Tax Act. We will recognize an adjustment to the provisional tax expense once we have determined the actual tax impact, pursuant to SAB 118.

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

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At March 31, 2018 and 2017, potential dilutive effects, representing approximately 400,000 and 600,000 shares, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net (loss) income(1)	$(21.9)	$33.4	$(3.8)	$55.1
Weighted average shares outstanding (basic - in millions)	63.3	63.9	63.5	63.8
Effect of dilutive stock options and other unvested equity awards (in millions)	—	0.5	—	0.5
Weighted average shares outstanding (diluted - in millions)	63.3	64.4	63.5	64.3

Basic earnings per share	$(0.34)	$0.52	$(0.06)	$0.86
Diluted earnings per share	$(0.34)	$0.52	$(0.06)	$0.86

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	1.2	0.6	1.0	0.9

(1) Net (loss) income attributable to Hillenbrand

10.	Shareholders’ Equity

During the six months ended March 31, 2018, we paid approximately $26.2 of cash dividends.  We also repurchased approximately 906,000 shares of our common stock during the six months ended March 31, 2018, at a total cost of approximately $38.9. In connection with our share-based compensation plans discussed further in Note 12, we also issued approximately 548,000 shares of common stock, of which approximately 412,000 shares were from treasury stock.

11.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)
Other comprehensive income before reclassifications
Before tax amount	11.0	(13.6)	2.0	(0.6)	$0.2	$(0.4)
Tax expense	(4.0)	—	(0.7)	(4.7)	—	(4.7)
After tax amount	7.0	(13.6)	1.3	(5.3)	0.2	(5.1)
Amounts reclassified from accumulated other comprehensive income(1)	1.9	—	0.2	2.1	—	2.1
Net current period other comprehensive income (loss)	8.9	(13.6)	1.5	(3.2)	$0.2	$(3.0)
Balance at March 31, 2017	$(58.6)	$(75.2)	$0.8	$(133.0)
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)
Other comprehensive income before reclassifications
Before tax amount	—	21.0	0.8	21.8	$—	$21.8
Tax expense	—	—	(0.2)	(0.2)	—	(0.2)
After tax amount	—	21.0	0.6	21.6	—	21.6
Amounts reclassified from accumulated other comprehensive income(1)	1.4	—	(0.3)	1.1	—	1.1
Net current period other comprehensive income (loss)	1.4	21.0	0.3	22.7	$—	$22.7
Balance at March 31, 2018	$(43.9)	$(15.9)	$1.3	$(58.5)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended March 31, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	1.1	—	—	1.1
Operating expenses	0.6	0.1	—	0.7
Other income (expense), net	—	—	—	—
Total before tax	$1.7	$0.1	$0.1	$1.9
Tax expense				(0.7)
Total reclassifications for the period, net of tax				$1.2

	Six Months Ended March 31, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	1.9	0.1	—	2.0
Operating expenses	0.9	0.1	—	1.0
Other income (expense), net	—	—	0.1	0.1
Total before tax	$2.8	$0.2	$0.3	$3.3
Tax expense				(1.2)
Total reclassifications for the period, net of tax				$2.1

	Three Months Ended March 31, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$—	$—
Cost of goods sold	0.6	0.1	—	0.7
Operating expenses	0.3	(0.1)	—	0.2
Other income (expense), net	—	—	—	—
Total before tax	$0.9	$—	$—	$0.9
Tax expense				(0.2)
Total reclassifications for the period, net of tax				$0.7

	Six Months Ended March 31, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.4)	$(0.4)
Cost of goods sold	1.3	0.1	—	1.4
Operating expenses	0.7	(0.1)	—	0.6
Other income (expense), net	—	—	—	—
Total before tax	$2.0	$—	$(0.4)	$1.6
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$1.1

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7).

12.	Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Share-based compensation costs	$3.9	$3.1	$6.2	$5.7
Less impact of income tax benefit	1.0	1.0	1.6	2.0
Share-based compensation costs, net of tax	$2.9	$2.1	$4.6	$3.7

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

During the six months ended March 31, 2018, we made the following grants:

Number of Units
Stock options	352,752
Time-based stock awards	18,539
Performance-based stock awards (maximum that can be earned)	230,890

Stock options granted during fiscal 2018 had a weighted-average exercise price of $45.78 and a weighted-average grant date fair value of $11.10.  Our time-based stock awards and performance-based stock awards granted during fiscal 2018 had weighted-average grant date fair values of $45.19 and $53.37.  Included in the performance-based stock awards granted during 2018 are 111,126 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

13.	Other Income (Expense), Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Equity in net income of affiliates	$—	$0.3	$—	$1.0
Foreign currency exchange (loss) gain, net	(0.5)	(0.6)	(0.8)	(1.4)
Other, net	(0.7)	(0.3)	(0.8)	(1.5)
Other income (expense), net	$(1.2)	$(0.6)	$(1.6)	$(1.9)

14.	Commitments and Contingencies

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

Claims covered by insurance have in most instances deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period. For auto, workers compensation, and product and general liability, outside insurance companies and third-party claims administrators generally assist in establishing individual claim reserves, and an independent outside actuary often provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. For all other types of claims, reserves are established based upon advice from internal and external counsel and historical settlement information for claims when such amounts are considered probable of payment.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

Aldrees Litigation

In April 2016, Hamad M. Aldrees & Partners Holding Co. for Industry and Mining (Closed Joint Company) (“Aldrees”) filed a lawsuit against Company subsidiary Rotex Europe Limited (“Rotex”) in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court in London, England (the “Aldrees Litigation”). The Aldrees Litigation arises as a result of an agreement made in 2010 for Rotex to supply, among other things, five mineral separating machines. Aldrees has alleged breach of contract and misrepresentation by Rotex and is seeking damages of approximately £38.5.

The Company is defending this matter vigorously.  The case went to trial in the second quarter, but a result has not been announced, and the timing of the result of the trial is unknown. Based on currently available information, the Company is not able to reasonably estimate the amount of any reasonably possible loss in respect of this matter; however, the Company does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial statements. If Aldrees prevails at trial, however, the outcome could be materially adverse to the Company’s financial statements for the particular period, depending, in part, upon the operating results or cash flows for such period.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at March 31, 2018	Fair Value at March 31, 2018 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68.5	$68.5	$—	$—
Investments in rabbi trust	4.0	4.0	—	—
Derivative instruments	5.0	—	5.0	—
Indefinite-lived assets	4.0	—	—	4.0

Liabilities:
$150 senior unsecured notes	149.6	157.6	—	—
Revolving credit facility	229.7	—	229.7	—
$100 Series A Notes	100.0	—	103.1	—
Derivative instruments	3.3	—	3.3	—

The fair value of the amounts outstanding under the Facility approximated carrying value at March 31, 2018.  The fair values of the Facility and Series A Notes are estimated based on internally developed models, using current market interest rate data for similar issues, as there is no active market for our Facility or Series A Notes.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these foreign currency derivatives was $256.7 at March 31, 2018. The derivatives are included in other current assets, other assets, other current liabilities, and other long-term liabilities on the balance sheet.

The indefinite-lived assets are trade names for which an impairment was recorded during the quarter ended March 31, 2018. See Note 5 for further information.

16.	Segment and Geographical Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net revenue
Process Equipment Group	$299.8	$244.1	$564.1	$465.7
Batesville	152.4	151.2	285.3	285.7
Total	$452.2	$395.3	$849.4	$751.4

Adjusted EBITDA
Process Equipment Group	$49.9	$37.3	$95.5	$70.0
Batesville	38.6	42.7	66.5	73.7
Corporate	(12.2)	(9.7)	(20.5)	(17.0)

Net revenue (1)(2)
United States	$246.2	$227.3	$465.0	$428.7
Germany	129.8	106.2	240.2	200.8
All other foreign business units	76.2	61.8	144.2	121.9
Total	$452.2	$395.3	$849.4	$751.4

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.
(2) In 2017, the Company corrected its disclosure of net revenue by geography. The effect of this adjustment for the three months ended March 31, 2017 was to decrease Germany net revenue by $9.6, from $115.8 as previously disclosed, to $106.2, and to increase the All other foreign business units net revenue by the same amount, from $52.2 as previously disclosed, to $61.8. The effect of this adjustment for the six months ended March 31, 2017 was to decrease Germany net revenue by $19.4, from $220.2 as previously disclosed, to $200.8, and to increase the All other foreign business units net revenue by the same amount, from $102.5 as previously disclosed, to $121.9. Management performed an assessment of the materiality of this correction and concluded that the net revenue by geography as originally disclosed was not material to previously issued financial statements.

	March 31, 2018	September 30, 2017
Total assets assigned
Process Equipment Group	$1,755.4	$1,722.2
Batesville	199.3	203.4
Corporate	34.7	30.9
Total	$1,989.4	$1,956.5

Tangible long-lived assets, net
United States	$80.1	$84.4
Germany	39.7	39.0
All other foreign business units	26.3	27.0
Total	$146.1	$150.4

The following schedule reconciles segment adjusted EBITDA to consolidated net (loss) income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Adjusted EBITDA:
Process Equipment Group	$49.9	$37.3	$95.5	$70.0
Batesville	38.6	42.7	66.5	73.7
Corporate	(12.2)	(9.7)	(20.5)	(17.0)
Less:
Interest income	(0.3)	(0.1)	(0.8)	(0.3)
Interest expense	6.0	6.3	12.3	12.4
Income tax expense	13.6	14.9	37.3	21.6
Depreciation and amortization	14.0	13.6	27.8	28.6
Impairment charge	63.4	—	63.4	—
Business acquisition, development, and integration	0.2	0.3	2.5	0.6
Restructuring and restructuring related	0.7	1.3	1.2	7.9
Consolidated net (loss) income	$(21.3)	$34.0	$(2.2)	$55.9

17.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$250.9	$256.4	$(55.1)	$452.2	$—	$228.7	$217.5	$(50.9)	$395.3
Cost of goods sold	—	129.3	181.3	(27.1)	283.5	—	117.2	156.7	(27.2)	246.7
Gross profit	—	121.6	75.1	(28.0)	168.7	—	111.5	60.8	(23.7)	148.6
Operating expenses	13.7	64.5	48.1	(28.0)	98.3	11.4	57.1	40.8	(23.7)	85.6
Amortization expense	—	3.2	4.3	—	7.5	—	3.4	3.8	—	7.2
Impairment charge	—	63.4	—	—	63.4	—	—	—	—	—
Interest expense	5.3	—	0.7	—	6.0	5.4	—	0.9	—	6.3
Other (expense) income, net	—	(0.9)	(0.3)	—	(1.2)	(0.4)	(0.4)	0.2	—	(0.6)
Equity in net income (loss) of subsidiaries	(5.1)	1.8	—	3.3	—	42.7	1.5	—	(44.2)	—
(Loss) income before income taxes	(24.1)	(8.6)	21.7	3.3	(7.7)	25.5	52.1	15.5	(44.2)	48.9
Income tax expense (benefit)	(2.2)	9.4	6.4	—	13.6	(7.9)	19.0	3.8	—	14.9
Consolidated net (loss) income	(21.9)	(18.0)	15.3	3.3	(21.3)	33.4	33.1	11.7	(44.2)	34.0
Less: Net income attributable to
noncontrolling interests	—	—	0.6	—	0.6	—	—	0.6	—	0.6
Net (loss) income (1)	$(21.9)	$(18.0)	$14.7	$3.3	$(21.9)	$33.4	$33.1	$11.1	$(44.2)	$33.4
Consolidated comprehensive (loss) income	$(5.9)	$(17.6)	$30.1	$(12.0)	$(5.4)	$46.2	$38.2	$19.7	$(57.0)	$47.1
Less: Comprehensive income attributable
to noncontrolling interests	—	—	0.5	—	0.5	—	—	0.9	—	0.9
Comprehensive (loss) income (2)	$(5.9)	$(17.6)	$29.6	$(12.0)	$(5.9)	$46.2	$38.2	$18.8	$(57.0)	$46.2

	Six Months Ended March 31, 2018					Six Months Ended March 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$469.1	$485.5	$(105.2)	$849.4	$—	$431.4	$420.4	$(100.4)	$751.4
Cost of goods sold	—	243.9	341.8	(51.3)	534.4	—	226.4	302.2	(51.8)	476.8
Gross profit	—	225.2	143.7	(53.9)	315.0	—	205.0	118.2	(48.6)	274.6
Operating expenses	24.8	125.9	90.7	(53.9)	187.5	21.0	115.8	80.2	(48.6)	168.4
Amortization expense	—	6.7	8.4	—	15.1	—	6.8	7.6	—	14.4
Impairment charge	—	63.4	—	—	63.4	—	—	—	—	—
Interest expense	11.1	—	1.2	—	12.3	10.8	—	1.6	—	12.4
Other (expense) income, net	(0.1)	(1.1)	(0.4)	—	(1.6)	(0.4)	(0.4)	(1.1)	—	(1.9)
Equity in net income (loss) of subsidiaries	32.3	3.2	—	(35.5)	—	71.5	3.7	—	(75.2)	—
(Loss) income before income taxes	(3.7)	31.3	43.0	(35.5)	35.1	39.3	85.7	27.7	(75.2)	77.5
Income tax expense (benefit)	0.1	24.9	12.3	—	37.3	(15.8)	30.7	6.7	—	21.6
Consolidated net (loss) income	(3.8)	6.4	30.7	(35.5)	(2.2)	55.1	55.0	21.0	(75.2)	55.9
Less: Net income attributable to
noncontrolling interests	—	—	1.6	—	1.6	—	—	0.8	—	0.8
Net (loss) income (1)	$(3.8)	$6.4	$29.1	$(35.5)	$(3.8)	$55.1	$55.0	$20.2	$(75.2)	$55.1
Consolidated comprehensive (loss) income	$18.9	$7.3	$51.4	$(57.1)	$20.5	$51.9	$59.7	$8.1	$(66.8)	$52.9
Less: Comprehensive income attributable
to noncontrolling interests	—	—	1.6	—	1.6	—	—	1.0	—	1.0
Comprehensive (loss) income (2)	$18.9	$7.3	$49.8	$(57.1)	$18.9	$51.9	$59.7	$7.1	$(66.8)	$51.9

(1) Net (loss) income attributable to Hillenbrand
(2) Comprehensive income (loss) attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	March 31, 2018					September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.4	$6.8	$61.3	$—	$68.5	$0.1	$4.9	$61.0	$—	$66.0
Trade receivables, net	—	111.6	83.2	—	194.8	—	114.5	91.6	—	206.1
Receivables from long-term
manufacturing contracts	—	6.6	172.7	—	179.3	—	8.5	116.7	—	125.2
Inventories	—	72.9	110.4	(2.7)	180.6	—	68.2	85.9	(2.5)	151.6
Prepaid expense	3.2	11.9	19.2	—	34.3	2.1	7.6	18.5	—	28.2
Intercompany receivables	—	1,029.0	66.6	(1,095.6)	—	—	1,050.4	93.9	(1,144.3)	—
Other current assets	0.2	1.8	21.0	0.2	23.2	0.2	1.6	14.4	0.3	16.5
Total current assets	3.8	1,240.6	534.4	(1,098.1)	680.7	2.4	1,255.7	482.0	(1,146.5)	593.6
Property, plant and equipment, net	4.1	62.0	80.0	—	146.1	4.7	64.5	81.2	—	150.4
Intangible assets, net	3.7	202.9	311.2	—	517.8	3.6	211.3	309.0	—	523.9
Goodwill	—	225.0	377.6	—	602.6	—	283.9	363.6	—	647.5
Investment in consolidated subsidiaries	2,165.7	567.6	—	(2,733.3)	—	2,298.0	664.1	—	(2,962.1)	—
Other assets	17.9	30.5	1.4	(7.6)	42.2	20.2	29.0	4.4	(12.5)	41.1
Total Assets	$2,195.2	$2,328.6	$1,304.6	$(3,839.0)	$1,989.4	$2,328.9	$2,508.5	$1,240.2	$(4,121.1)	$1,956.5

Trade accounts payable	$0.5	$54.6	$120.1	$—	$175.2	$1.0	$36.7	$120.0	$0.3	$158.0
Liabilities from long-term manufacturing
contracts and advances	—	24.1	141.7	—	165.8	—	26.2	106.1	—	132.3
Current portion of long-term debt	—	—	0.7	—	0.7	18.0	—	0.8	—	18.8
Accrued compensation	3.7	14.4	37.7	—	55.8	7.6	17.9	41.4	—	66.9
Intercompany payables	1,097.0	1.3	—	(1,098.3)	—	1,142.8	4.0	—	(1,146.8)	—
Other current liabilities	17.7	39.5	75.8	0.3	133.3	14.0	42.2	79.3	0.2	135.7
Total current liabilities	1,118.9	133.9	376.0	(1,098.0)	530.8	1,183.4	127.0	347.6	(1,146.3)	511.7
Long-term debt	331.0	—	147.4	—	478.4	392.0	—	54.9	—	446.9
Accrued pension and
postretirement healthcare	0.8	32.4	96.8	—	130.0	0.8	33.3	95.5	—	129.6
Deferred income taxes	—	19.6	50.1	(7.7)	62.0	—	27.5	60.9	(12.7)	75.7
Other long-term liabilities	27.7	18.3	10.2	—	56.2	1.3	15.3	10.1	—	26.7
Total Liabilities	1,478.4	204.2	680.5	(1,105.7)	1,257.4	1,577.5	203.1	569.0	(1,159.0)	1,190.6
Hillenbrand Shareholders’ Equity	716.8	2,124.4	608.9	(2,733.3)	716.8	751.4	2,305.4	656.7	(2,962.1)	751.4
Noncontrolling interests	—	—	15.2	—	15.2	—	—	14.5	—	14.5
Total Shareholders’ Equity	716.8	2,124.4	624.1	(2,733.3)	732.0	751.4	2,305.4	671.2	(2,962.1)	765.9
Total Liabilities and Equity	$2,195.2	$2,328.6	$1,304.6	$(3,839.0)	$1,989.4	$2,328.9	$2,508.5	$1,240.2	$(4,121.1)	$1,956.5

Condensed Consolidating Statements of Cash Flow

	Six Months Ended March 31, 2018					Six Months Ended March 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$143.6	$125.0	$(82.8)	$(124.3)	$61.5	$(22.9)	$124.4	$47.0	$(128.7)	$19.8

Investing activities:
Capital expenditures	(1.4)	(5.0)	(4.2)	—	(10.6)	(0.4)	(4.0)	(4.7)	—	(9.1)
Proceeds from sales of property, plant, and equipment	—	—	—	—	—	—	1.8	0.4	—	2.2
Other, net	—	0.2	0.1	—	0.3	2.7	(0.3)	(2.5)	—	(0.1)
Net cash provided by (used in) investing activities	(1.4)	(4.8)	(4.1)	—	(10.3)	2.3	(2.5)	(6.8)	—	(7.0)

Financing activities:
Repayments on term loan	(148.5)	—	—	—	(148.5)	(6.7)	—	—	—	(6.7)
Proceeds from revolving credit facilities, net of financing costs	445.7	—	256.1	—	701.8	189.1	—	362.6	—	551.7
Repayments on revolving credit facilities	(379.2)	—	(163.6)	—	(542.8)	(133.0)	—	(391.8)	—	(524.8)
Payment of dividends - intercompany	—	(118.3)	(6.0)	124.3	—	—	(122.6)	(6.1)	128.7	—
Payment of dividends on common stock	(26.2)	—	—	—	(26.2)	(26.0)	—	—	—	(26.0)
Repurchases of common stock	(38.9)	—	—	—	(38.9)	(17.0)	—	—	—	(17.0)
Net proceeds on stock plans	5.2	—	—	—	5.2	10.2	—	—	—	10.2
Other, net	—	—	(1.0)	—	(1.0)	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) financing activities	(141.9)	(118.3)	85.5	124.3	(50.4)	16.6	(122.6)	(35.5)	128.7	(12.8)

Effect of exchange rates on cash and cash equivalents	—	—	1.7	—	1.7	—	—	(0.6)	—	(0.6)

Net cash flow	0.3	1.9	0.3	—	2.5	(4.0)	(0.7)	4.1	—	(0.6)
Cash and equivalents at beginning of period	0.1	4.9	61.0	—	66.0	4.4	5.6	42.0	—	52.0
Cash and equivalents at end of period	$0.4	$6.8	$61.3	$—	$68.5	$0.4	$4.9	$46.1	$—	$51.4

18.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$(0.1)	$—	$(0.1)	$—	$0.3	$0.3
Batesville	—	0.2	0.2	0.1	—	0.1
Corporate	—	0.7	0.7	—	0.5	0.5
Total	$(0.1)	$0.9	$0.8	$0.1	$0.8	$0.9

	Six Months Ended March 31, 2018			Six Months Ended March 31, 2017
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$(0.1)	$0.2	$0.1	$—	$0.3	$0.3
Batesville	—	0.2	0.2	6.4	—	6.4
Corporate	—	0.6	0.6	—	2.1	2.1
Total	$(0.1)	$1.0	$0.9	$6.4	$2.4	$8.8

The charges related primarily to the closure of a Batesville plant and corporate functional restructuring. At March 31, 2018, $1.3 of restructuring costs were accrued and expected to be paid in 2018.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2018, to the same periods in fiscal year 2017.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and exclude impairment charges, expenses associated with business acquisition, development, and integration, and restructuring and restructuring related charges. The related income tax for all of these items is also excluded. The measures also exclude the non-recurring tax benefits and expenses related to the Tax Act. Non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

Another important non-GAAP operational measure used is backlog. Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment (long-term contracts), like those in which our Process Equipment Group competes. Order backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded related to the Process Equipment Group. For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included. Backlog includes expected revenue from large systems and equipment, as well as replacement parts, components, and service. The length of time that projects remain in backlog can span from days for replacement parts or service to approximately 18 to 36 months for larger system sales. Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that they are reasonably expected to be realized. We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

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

See page 38 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2018, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2017, except as described below.

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

Furthermore, Hillenbrand is subject to the Transition Tax. This Transition Tax is imposed on the deferred accumulated earnings of foreign subsidiaries at an effective rate of 15.5% of foreign earnings attributable to cash and cash equivalents and 8% of the residual foreign earnings. It is anticipated that Hillenbrand will elect to pay the Transition Tax over eight years. We have recorded tax expense based on an estimate of the annual effective rate taking into account the reduced corporate tax rate for the year. Additionally, during the period ended December 31, 2017, we recorded a provisional deferred tax benefit for the impact of the reduced corporate tax rate on the U.S. net deferred tax liability and a provisional tax liability for the Transition Tax. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate on the deferred tax balance, we are continuing to analyze the temporary differences that existed on the date of enactment and the temporary differences originating in the current fiscal year. Furthermore, we will not be able to precisely determine the amount of the Transition Tax until the end of fiscal 2018 because certain cash and cash equivalent balances at September 30, 2018 and current year earnings are key inputs in the calculation. Additionally, other information needs to be verified, including cumulative foreign earnings, to precisely compute the amount of the Transition Tax. Therefore, tax expense associated with these provisions may be adjusted throughout the year as we refine our estimate.  During the three months ended March 31, 2018, we did not record an adjustment to the provisional tax expense recognized during the period ended December 31, 2017, as we continue to evaluate the impact of the Tax Act. We will recognize an adjustment to the provisional tax expense once we have determined the actual tax impact, pursuant to SAB 118.

Asset Impairment Determinations

We have updated our critical accounting estimate for Asset Impairment Determinations to reflect the adoption of ASU 2017-04.

Goodwill and other intangible assets with indefinite lives, primarily trade names, are not amortized; rather, they are tested for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value may be impaired.

Impairment of goodwill is tested at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment.  For the purpose of the goodwill impairment test, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units.  Such factors we consider in a qualitative analysis include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, Company-specific events, events affecting the reporting unit, and the overall financial performance of the reporting unit.

If we elect to perform or are required to perform a quantitative analysis, we compare the carrying amount of the reporting unit’s net assets, including goodwill, to the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized.  If the carrying amount exceeds the fair value, an impairment charge is recognized for the difference between carrying amount and fair value, not to exceed the original amount of goodwill.

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

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually.  Those assumptions and estimates include market data and market multiples (7.2-14.5 times adjusted EBITDA), discount rates (7.6-12.5%), and terminal growth rates (0.0-3.0%), as well as future levels of revenue growth, operating margins, depreciation, amortization, and working capital requirements, which are based upon the Company’s strategic plan.  Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors.  The strategic plan may be revised as necessary based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium.

Although there are always changes in assumptions to reflect changing business and market conditions, our overall valuation methodology and the types of assumptions we use have remained consistent.  While we use the best available information to prepare the cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

Similar to goodwill, the Company can elect to perform the impairment test for indefinite-lived intangibles other than goodwill (primarily trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion in order to determine if it is more likely than not that the fair values of the trade names are less than the respective carrying values.  If we elect to perform or are required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date.  We estimate the fair value of indefinite-lived intangibles using the relief-from-royalty method, which we believe is an appropriate and widely used valuation technique for such assets.  The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use.

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

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$452.2	100.0	$395.3	100.0	$849.4	100.0	$751.4	100.0
Gross profit	168.7	37.3	148.6	37.6	315.0	37.1	274.6	36.5
Operating expenses	98.3	21.7	85.6	21.7	187.5	22.1	168.4	22.4
Amortization expense	7.5	1.7	7.2	1.8	15.1	1.8	14.4	1.9
Impairment charge	63.4	14.0	—	—	63.4	7.5	—	—
Interest expense	6.0	1.3	6.3	1.6	12.3	1.4	12.4	1.7
Other (expense) income, net	(1.2)	0.3	(0.6)	0.2	(1.6)	0.2	(1.9)	0.3
Income taxes	13.6	3.0	14.9	3.8	37.3	4.4	21.6	2.9
Net (loss) income(1)	(21.9)	(4.8)	33.4	8.4	(3.8)	(0.4)	55.1	7.3

(1) Net (loss) income attributable to Hillenbrand.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net revenue increased $56.9 (14%), which included favorable foreign currency impact of $22.3.

•The Process Equipment Group’s net revenue increased $55.7 (23%), primarily due to favorable foreign currency impact ($21.9) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service.

•Batesville’s net revenue increased $1.2 (1%) primarily due to favorable foreign currency impact ($0.4) and higher burial volume driven by an estimated increase in North America deaths, partially offset by lower sales for non-burial products.

Gross profit increased $20.1 (14%), which included favorable foreign currency impact of $7.1. Gross profit margin decreased 30 basis points to 37.3%.

•The Process Equipment Group’s gross profit increased $22.8 (26%), primarily due to favorable foreign currency impact ($7.3) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service. Gross profit margin improved 90 basis points to 37.0% in 2018, primarily driven by productivity and pricing improvements and favorable product mix.

•Batesville’s gross profit decreased $2.7 (4%) and gross profit margin decreased 210 basis points to 38.0%.  The decrease in gross profit and gross profit margin was primarily due to operational inefficiencies in our manufacturing and distribution network caused by the sudden surge in demand early in the quarter, along with higher raw material and fuel costs.

Batesville’s gross profit included restructuring and restructuring related charges of $0.3 in 2017. Excluding these charges, adjusted gross profit decreased $3.0 (5%) and adjusted gross profit margin decreased 230 basis points to 38.0%, primarily due to operational inefficiencies in our manufacturing and distribution network caused by the sudden surge in demand early in the quarter, along with higher raw material and fuel costs.

Operating expenses increased $12.7 (15%), primarily due to unfavorable foreign currency impact of $4.6, an increase in variable compensation, wage and benefit inflation, and an increase in corporate project costs, partially offset by a decrease in restructuring and restructuring related charges and business acquisition, development, and integration costs.

Operating expenses as a percentage of net revenue remained flat at 21.7%.  Operating expenses included the following items:

	Three Months Ended March 31,
	2018	2017
Business acquisition, development, and integration costs	$0.2	$0.3
Restructuring and restructuring related charges	0.8	1.0

On an adjusted basis, which excluded business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses increased $13.0 (15%), primarily due to unfavorable foreign currency impact of $4.6 and an increase in variable compensation, wage and benefit inflation, and an increase in corporate project costs. Adjusted operating expenses as a percentage of net revenue increased 20 basis points in 2018 to 21.5%.

Amortization expense increased $0.3, primarily due to unfavorable foreign currency impact of $0.5.

Impairment charge increased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 5 of Part I of this Form 10-Q for further information on the impairment charges.

Other (expense) income, net was $1.2 of other expense in fiscal 2018, compared to $0.6 of other expense in fiscal 2017. The increase in expense was driven primarily by lower equity earnings from affiliates.

The effective tax rate was (176.6)% in fiscal 2018 compared to 30.5% in fiscal 2017.  The negative effective tax rate in the current year quarter primarily results from the nondeductible portion of the impairment charge recorded in the Process

Equipment Group segment and the resulting loss before tax for the quarter. Partially offsetting this impact, the Tax Act resulted in a reduced tax rate (21% versus 35%) as compared to the prior quarter. The Internal Revenue Code provides that our fiscal year ending September 30, 2018 has a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21% will apply to future years. The impact of the tax rate reduction was recognized in the rate applied to earnings.

Our adjusted effective income tax rate, which excludes the impact of the impairment charge, Transition Tax, and the revaluation of the deferred tax balances as a result of the Tax Act, was 25.4% in fiscal 2018 compared to 30.9% in fiscal 2017. Management expects the Tax Act to favorably impact the Company’s net income, diluted earnings per share, and cash flows in future periods, due primarily to the reduction in the federal corporate tax rate from 35% to 21%. Additionally, the Tax Act could incentivize additional investments in facilities and infrastructure in the U.S. that may increase future demand for equipment in the end-markets that the Company serves.

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

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Net revenue increased $98.0 (13%), which included favorable foreign currency impact of $34.4.

•The Process Equipment Group’s net revenue increased $98.4 (21%), primarily due to favorable foreign currency impact ($33.7) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service.

•Batesville’s net revenue decreased $0.4 (0.1%), primarily due to a decrease in volume ($2.2), partially offset by favorable foreign currency impact ($0.8). The primary driver of the decrease was lower burial volume and a decrease in burial sales resulting from product line simplification efforts.  Sales of non-burial products were also down for the first six months, contributing to the volume decline. Even though North American deaths were estimated to be higher year over year, burials were estimated to be flat to the prior year due to the increased rate at which families opted for cremation.

Gross profit increased $40.4 (15%), which included favorable foreign currency impact of $10.9. Gross profit margin improved 60 basis points to 37.1%.

•The Process Equipment Group’s gross profit increased $39.5 (23%), primarily due to favorable foreign currency impact ($11.2) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service. Gross profit margin improved 60 basis points to 37.1% in 2018, primarily driven by productivity and pricing improvements.
•Batesville’s gross profit increased $0.9 (1%) and gross profit margin improved 40 basis points to 37.0%.  The increase in gross profit and gross profit margin was primarily due to a decrease in restructuring and restructuring related charges. These items were partially offset by the decline in volume, higher raw material and fuel costs, along with operational inefficiencies in our manufacturing and distribution network in the second quarter caused by the sudden surge in demand early in the quarter.

Batesville’s gross profit included restructuring and restructuring related charges ($0.1 in 2018 and $6.7 in 2017). Excluding these charges, adjusted gross profit decreased $5.7 (5%) and adjusted gross profit margin decreased 200 basis points to 37.0%, primarily driven by the decline in volume, higher raw material and fuel costs, and operational inefficiencies in our manufacturing and distribution network in the second quarter.
Operating expenses increased $19.1 (11%), primarily due to unfavorable foreign currency impact of $7.0, an increase in variable compensation, wage and benefit inflation, corporate project costs, and business acquisition, development, and integration costs, partially offset by a decrease in restructuring and restructuring related charges. Operating expenses as a percentage of net revenue improved 30 basis points to 22.1%.  Operating expenses included the following items:

	Six Months Ended March 31,
	2018	2017
Business acquisition, development, and integration costs	$2.5	$0.6
Restructuring and restructuring related charges	1.2	2.7

On an adjusted basis, which excluded business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses increased $18.7 (11%).  The increase in adjusted operating expenses was primarily driven by unfavorable foreign currency impact of $7.0, an increase in variable compensation, wage and benefit inflation, and corporate project costs. Adjusted operating expenses as a percentage of net revenue improved 40 basis points to 21.6%.

Amortization expense increased $0.7, primarily due to unfavorable foreign currency impact of $0.8.

Impairment charge increased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 5 of Part I of this Form 10-Q for further information on the impairment charges.

Other (expense) income, net was $1.6 of other expense in fiscal 2018, compared to $1.9 of other expense in fiscal 2017. The decrease in expense was driven by a decrease in foreign exchange loss, partially offset by lower equity earnings from affiliates.

The effective tax rate was 106.3% in fiscal 2018 compared to 27.9% in fiscal 2017.  The high effective tax rate in the period primarily results from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment. Additionally, the impact of the Tax Act resulted in a higher tax rate as compared to the prior year driven by the items discussed below. The Tax Act reduced the federal corporate tax rate from 35% to 21%. The Internal Revenue Code provides that our fiscal year ending September 30, 2018 have a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21% will apply to future years. The impact of the tax rate reduction was recognized in the rate applied to earnings as well as a provisional tax benefit of $14.9 related to the revaluation of our domestic net deferred tax liability. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate on the deferred tax balances, we are continuing to analyze the temporary differences that existed on the date of enactment and the temporary differences originating in the current fiscal year. These favorable adjustments were more than offset by the provisional recognition of an estimated $28.9 tax expense for the Transition Tax. We will not be able to precisely determine the amount of the Transition Tax until the end of fiscal 2018 because certain cash and cash equivalent balances at September 30, 2018 and current year earnings are key inputs in the calculation. Additionally, other information needs to be verified, including cumulative foreign earnings, to precisely compute the amount of the Transition Tax. Therefore, tax expense associated with these provisions may be adjusted throughout the year as we refine our estimate.

Our adjusted effective income tax rate, which excludes the impact of the impairment charge, Transition Tax, and the revaluation of the deferred tax balances discussed above, was 23.9% in fiscal 2018 compared to 29.0% in fiscal 2017.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended March 31,				Six Months Ended March 31,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$299.8	100.0	$244.1	100.0	$564.1	100.0	$465.7	100.0
Gross profit	110.8	37.0	88.0	36.1	209.5	37.1	170.0	36.5
Operating expenses	63.4	21.1	54.5	22.3	119.7	21.2	105.7	22.7
Amortization expense	7.5	2.5	7.2	2.9	15.1	2.7	14.3	3.1
Impairment charge	63.4	21.1	—	—	63.4	11.2	—	—

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net revenue increased $55.7 (23%), primarily due to favorable foreign currency impact ($21.9) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service. Order backlog increased $194.8 (35%) from $557.9 on March 31, 2017, to $752.7 on March 31, 2018, which included favorable foreign currency impact of $68.9. Order backlog increased primarily due to orders in the plastics industry (polyolefin).

On a sequential basis, order backlog increased $41.7 (6%) to $752.7 at March 31, 2018, up from $711.0 at December 31, 2017. This increase was primarily driven by orders in the plastics industry, partially offset by a decrease in separation equipment related to processing proppants.

Gross profit increased $22.8 (26%), primarily due to favorable foreign currency impact ($7.3) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service. Gross profit margin improved 90 basis points to 37.0% in 2018, primarily driven by productivity and pricing improvements and favorable product mix.
Operating expenses increased $8.9 (16%), primarily due to unfavorable foreign currency impact ($4.6), an increase in variable compensation, wage and benefit inflation, and increased project costs. Operating expenses as a percentage of net revenue improved 120 basis points to 21.1% in 2018.

Operating expenses included restructuring and restructuring related charges of $0.3 in 2017.  Excluding these items, adjusted operating expenses increased $9.4 (17%), which was primarily driven by unfavorable foreign currency impact of $4.6 and an increase in variable compensation, wage and benefit inflation, and project costs. Adjusted operating expenses as a percentage of net revenue improved 100 basis points to 21.1% in 2018.

Amortization expense increased $0.3 primarily due to unfavorable foreign currency impact of $0.5.

Impairment charge increased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 5 of Part I of this Form 10-Q for further information on the impairment charges.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Net revenue increased $98.4 (21%), primarily due to favorable foreign currency impact ($33.7) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service.

Gross profit increased $39.5 (23%), primarily due to favorable foreign currency impact ($11.2) and increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service. Gross profit margin improved 60 basis points to 37.1% in 2018, primarily driven by productivity and pricing improvements.
Operating expenses increased $14.0 (13%), primarily driven by unfavorable foreign currency impact ($6.9), an increase in variable compensation, wage and benefit inflation, and increased project costs. Operating expenses as a percentage of net revenue improved 150 basis points to 21.2% in 2018.

Operating expenses included restructuring and restructuring related charges ($0.2 in 2018 and $0.4 in 2017).  Excluding these items, adjusted operating expenses increased $14.5 (14%), which was primarily driven by unfavorable foreign currency impact ($6.9), an increase in variable compensation, wage and benefit inflation, and increased project costs. Adjusted operating expenses as a percentage of net revenue improved 130 basis points to 21.2% in 2018.

Amortization expense increased $0.8 primarily due to unfavorable foreign currency impact of $0.8.

Impairment charge increased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 5 of Part I of this Form 10-Q for further information on the impairment charges.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended March 31,				Six Months Ended March 31,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$152.4	100.0	$151.2	100.0	$285.3	100.0	$285.7	100.0
Gross profit	57.9	38.0	60.6	40.1	105.5	37.0	104.6	36.6
Operating expenses	21.2	13.9	20.4	13.5	43.0	15.1	41.7	14.6
Amortization expense	—	—	—	—	—	—	0.1	—

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net revenue increased $1.2 (1%) primarily due to favorable foreign currency impact ($0.4) and higher burial volume driven by an estimated increase in North America deaths, partially offset by lower sales for non-burial products.
Gross profit decreased $2.7 (4%) and gross profit margin decreased 210 basis points to 38.0%.  The decrease in gross profit and gross profit margin was primarily due to operational inefficiencies in our manufacturing and distribution network caused by the sudden surge in demand early in the quarter, along with higher raw material and fuel costs.

Gross profit included restructuring and restructuring related charges of $0.3 in 2017. Excluding these charges, adjusted gross profit decreased $3.0 (5%) and adjusted gross profit margin decreased 230 basis points to 38.0%, primarily due to operational inefficiencies in our manufacturing and distribution network caused by the sudden surge in demand early in the quarter, along with higher raw material and fuel costs.

Operating expenses increased $0.8 (4%) to $21.2 and operating expenses as a percentage of net revenue increased 40 basis points to 13.9%, primarily due to wage and benefit inflation, an increase in variable compensation, and an increase in restructuring and restructuring related charges, partially offset by current year productivity initiatives.

Operating expenses included $0.2 of restructuring and restructuring related charges in 2018. Excluding these charges, adjusted operating expenses increased $0.6 (3%), primarily due to wage and benefit inflation and an increase in variable compensation, partially offset by current year productivity initiatives. Adjusted operating expenses as a percentage of net revenue increased 30 basis points to 13.8% in 2018.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Net revenue decreased $0.4 (0.1%), primarily due to a decrease in volume ($2.2), partially offset by favorable foreign currency impact ($0.8). The primary driver of the decrease was lower burial volume and a decrease in burial sales resulting from product line simplification efforts.  Sales of non-burial products were also down for the first six months, contributing to the volume decline. Even though North American deaths were estimated to be higher year over year, burials were estimated to be flat to the prior year due to the increased rate at which families opted for cremation.

Gross profit increased $0.9 (1%) and gross profit margin improved 40 basis points to 37.0%.  The increase in gross profit and gross profit margin was primarily due to a decrease in restructuring and restructuring related charges. These items were partially offset by the decline in volume, higher raw material and fuel costs, along with operational inefficiencies in our manufacturing and distribution network in the second quarter caused by the sudden surge in demand early in the quarter.

Gross profit included restructuring and restructuring related charges ($0.1 in 2018 and $6.7 in 2017). Excluding these charges, adjusted gross profit decreased $5.7 (5%) and adjusted gross profit margin decreased 200 basis points to 37.0%, primarily driven by the decline in volume, higher raw material and fuel costs, and operational inefficiencies in our manufacturing and distribution network in the second quarter.
Operating expenses increased $1.3 (3%) to $43.0 and operating expenses as a percentage of net revenue increased 50 basis points to 15.1%, primarily due to wage and benefit inflation, an increase in variable compensation, and an increase in restructuring and restructuring related charges, partially offset by current year productivity improvements.

Operating expenses included $0.2 of restructuring and restructuring related charges in 2018. Excluding these charges, adjusted operating expenses increased $1.1 (3%), which was primarily due to wage and benefit inflation and an increase in variable compensation, partially offset by current year productivity improvements. Adjusted operating expenses as a percentage of net revenue increased 40 basis points to 15.0% in 2018.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$12.9	2.9	$9.9	2.5	$21.5	2.5	$18.3	2.4
Business acquisition, development, and integration costs	0.2	—	0.1	—	2.5	0.3	0.4	0.1
Restructuring and restructuring related charges	0.6	0.1	0.7	0.2	0.8	0.1	2.3	0.3
Operating expenses	$13.7	3.0	$10.7	2.7	$24.8	2.9	$21.0	2.8

Core operating expenses primarily represent operating expenses excluding restructuring and restructuring related charges and costs related to business acquisition, development, and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Business acquisition, development, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisition and disposition) and integrating completed acquisitions.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Operating expenses increased $3.0 (28%), primarily due to an increase in variable compensation and corporate project costs, wage and benefit inflation, and increased business acquisition, development, and integration costs, partially offset by a decrease in restructuring and restructuring related charges. These expenses as a percentage of net revenue were 3.0%, an increase of 30 basis points from 2017.

Core operating expenses increased $3.0 (30%), primarily due to an increase in variable compensation and corporate project costs, and wage and benefit inflation.  These expenses as a percentage of net revenue were 2.9%, an increase of 40 basis points from 2017.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Operating expenses increased $3.8 (18%), primarily due to an increase in business acquisition, development, and integration costs, variable compensation and corporate project costs, and wage and benefit inflation, partially offset by a decrease in restructuring and restructuring related charges. These expenses as a percentage of net revenue were 2.9%, an increase of 10 basis points from 2017.

Core operating expenses increased $3.2 (17%), primarily due to an increase in variable compensation and corporate project costs, and wage and benefit inflation.  These expenses as a percentage of net revenue were 2.5%, an increase of 10 basis points from 2017.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Consolidated net (loss) income	$(21.3)	$34.0	$(2.2)	$55.9
Interest income	(0.3)	(0.1)	(0.8)	(0.3)
Interest expense	6.0	6.3	12.3	12.4
Income tax expense	13.6	14.9	37.3	21.6
Depreciation and amortization	14.0	13.6	27.8	28.6
EBITDA	$12.0	$68.7	$74.4	$118.2
Impairment charge	63.4	—	63.4	—
Business acquisition, development, and integration	0.2	0.3	2.5	0.6
Restructuring and restructuring related	0.7	1.3	1.2	7.9
Adjusted EBITDA	$76.3	$70.3	$141.5	$126.7

Consolidated net income decreased $55.3 (163%) for the three months ended March 31, 2018, compared to the same period in fiscal 2017. The decrease was primarily due to the impairment charges recorded in the Process Equipment Group segment in 2018, as well as operational inefficiencies in our manufacturing and distribution network at Batesville caused by the sudden surge in demand early in the quarter, wage and benefit, commodity, and fuel inflation, and an increase in variable compensation and project costs. This decrease in consolidated net income was partially offset by favorable foreign currency impact of $1.7, increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service, as well as pricing and productivity improvements, a decrease in restructuring and restructuring related charges, a reduction in business acquisition, development, and integration costs, and the favorable impact of the Tax Act on the effective tax rate.

Consolidated adjusted EBITDA increased $6.0 (9%) for the three months ended March 31, 2018, compared to the same period in fiscal 2017. The increase was primarily driven by favorable foreign currency impact of $2.7, increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service, as well as pricing and productivity improvements. This increase in consolidated adjusted EBITDA was partially offset by operational inefficiencies in our manufacturing and distribution network at Batesville caused by the sudden surge in demand early in the quarter, wage and benefit, commodity, and fuel inflation, and an increase in variable compensation and project costs.

Consolidated net income decreased $58.1 (104%) for the six months ended March 31, 2018, compared to the same period in fiscal 2017. The decrease was primarily due to the impairment charges recorded in the Process Equipment Group segment in 2018, wage and benefit, commodity, and fuel inflation, operational inefficiencies in our manufacturing and distribution network at Batesville caused by the sudden surge in demand early in the quarter, an increase in variable compensation and project costs, an increase in business acquisition, development, and integration costs, and the unfavorable impact of the Tax Act on the effective tax rate. This decrease in consolidated net income was partially offset by favorable foreign currency impact of $2.5, increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service, as well as pricing and productivity improvements, and a decrease in restructuring and restructuring related charges.

Consolidated adjusted EBITDA increased $14.8 (12%) for the six months ended March 31, 2018, compared to the same period in fiscal 2017. The increase was primarily driven by favorable foreign currency impact of $4.0, increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service, as well as pricing and productivity improvements. This increase in adjusted EBITDA was partially offset by wage and benefit, commodity, and fuel inflation, operational inefficiencies in our manufacturing and distribution network at Batesville caused by the sudden surge in demand early in the quarter, and an increase in variable compensation and project costs.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first six months of 2018 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes, including the Series A Notes, and our Facility as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $662.8 of maximum borrowing capacity available under the Facility as of March 31, 2018, of which $644.3 of borrowing capacity is immediately available based on our most restrictive covenant at March 31, 2018, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $7.5 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of March 31, 2018, we had guarantee arrangements totaling $252.7, under which $187.4 was utilized for this purpose. These arrangements include the €150.0 L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Pursuant to the Tax Act, we have recognized a provisional accrued Transition Tax of $28.9 on the unrepatriated earnings of our foreign subsidiaries. The cash at our international subsidiaries totaled $60.2 at March 31, 2018. While we do not intend, nor do we foresee a need, to repatriate these funds, repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional foreign taxes. However, with the enactment of the Tax Act, we are evaluating our future cash deployment and may change this assertion in future periods.

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

The Tax Act will require the Company to pay tax on remitted earnings of its foreign subsidiaries in an estimated amount of $28.9. The portion of this tax we anticipate to pay in the next twelve months is $2.3, with the remainder to be paid over the next seven years. In addition, we expect the lower corporate tax rate of 21% to benefit our cash flow in current and future periods; however, the amount and use of those benefits has not yet been determined.

Our anticipated contribution to our pension plans in 2018 is $9.9, of which $5.6 was made during the six months ended March 31, 2018. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2017, which will require approximately $13.0 each quarter based on our outstanding common stock at March 31, 2018. We increased our quarterly dividend in 2018 to $0.2075 per common share from $0.2050 per common share paid in 2017. We are authorized by our Board of Directors to purchase up to $200.0 of our common stock in total under our existing share repurchase program, and may make such purchases, depending on market conditions and other needs for cash consistent with our growth strategy. We repurchased approximately 530,000 shares of our common stock during the second quarter of fiscal 2018, at a total cost of approximately $23.7. At March 31, 2018, we had approximately $61.7 remaining for share repurchases under the existing authorization by the Board of Directors.

We believe existing cash, cash flows from operations, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Six Months Ended March 31,
(in millions)	2018	2017
Cash flows provided by (used in)
Operating activities	$61.5	$19.8
Investing activities	(10.3)	(7.0)
Financing activities	(50.4)	(12.8)
Effect of exchange rates on cash and cash equivalents	1.7	(0.6)
Increase (decrease) in cash and cash equivalents	$2.5	$(0.6)

Operating Activities

Operating activities provided $61.5 of cash during the first six months of fiscal year 2018, and provided $19.8 of cash during the first six months of fiscal year 2017, a $41.7 (211%) increase.  The increase in operating cash flow was primarily due to our $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017, partially offset by an increase in working capital requirements and $13.0 in cash paid for taxes.

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

Investing Activities

The $3.3 increase in cash used in investing activities in the first six months of fiscal 2018 was primarily due to a decrease in proceeds from sales of property, plant, and equipment.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed to fund an acquisition.  Daily borrowing and repayment activity under the Facility may fluctuate significantly between periods as we fulfill the capital needs of our business units. Cash used in financing activities during the first six months of 2018 was $50.4, including $10.5 of proceeds, net of debt repayments.  Cash used in financing activities in the first six months of fiscal 2017 was $12.8. The increase in cash used in financing activities was primarily due to repayment of the term loan in 2018 and an increase in repurchases of common stock in 2018. This increase was partially offset by borrowings used to fund the $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 that did not repeat in 2018.

We returned approximately $26.2 to shareholders during the first six months of 2018 in the form of quarterly dividends.  We increased our quarterly dividend in 2018 to $0.2075 per common share from $0.2050 per common share paid during 2017. We repurchased approximately 906,000 shares of our common stock in 2018, at a total cost of approximately $38.9.

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

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

January	152,600	$44.59	152,600	$78.6
February	186,000	$44.36	186,000	$70.3
March	191,752	$45.03	191,752	$61.7
Total	530,352	$44.67	530,352	$61.7

On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of March 31, 2018, we had repurchased approximately 4,500,000 shares for approximately $138.3 in the aggregate. Such shares were classified as treasury stock. We repurchased approximately 530,000 shares of our common stock during the second quarter of fiscal 2018, at a total cost of approximately $23.7. At March 31, 2018, we had approximately $61.7 remaining for share repurchases under the existing authorization by the Board of Directors.

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

HILLENBRAND, INC.

Date: May 2, 2018	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: May 2, 2018		/s/ Eric M. Teegarden
Eric M. Teegarden
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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
Exhibit 10.1
Syndicated L/G Facility Agreement, dated as of March 8, 2018, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 9, 2018)

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