Form 10-Q
period 2018-06-30
Hillenbrand, Inc.
filed 2018-08-01
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

The registrant had 62,310,987 shares of common stock, no par value per share, outstanding as of July 27, 2018.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$446.0	$395.9	$1,295.4	$1,147.3
Cost of goods sold	282.3	243.5	816.7	720.3
Gross profit	163.7	152.4	478.7	427.0
Operating expenses	98.4	86.3	285.9	254.7
Amortization expense	7.6	7.3	22.7	21.7
Impairment charge	—	—	63.4	—
Interest expense	5.5	6.5	17.8	18.9
Other (expense) income, net	(0.8)	(1.1)	(2.4)	(3.0)
Income before income taxes	51.4	51.2	86.5	128.7
Income tax expense	15.2	16.6	52.5	38.2
Consolidated net income	36.2	34.6	34.0	90.5
Less: Net income attributable to noncontrolling interests	0.3	1.7	1.9	2.5
Net income (1)	$35.9	$32.9	$32.1	$88.0

Net income (1) — per share of common stock:
Basic earnings per share	$0.57	$0.52	$0.51	$1.38
Diluted earnings per share	$0.56	$0.52	$0.50	$1.37
Weighted average shares outstanding (basic)	62.8	63.4	63.2	63.6
Weighted average shares outstanding (diluted)	63.5	63.9	63.9	64.1

Cash dividends declared per share	$0.2075	$0.2050	$0.6225	$0.6150

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income	$36.2	$34.6	$34.0	$90.5
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	(26.1)	25.1	(5.1)	11.7
Pension and postretirement (net of quarter-to-date tax of $0.2 and $0.4 and year-to-date tax of $0.9 and $5.4)	0.7	0.8	2.1	9.7
Change in net unrealized gain on derivative instruments (net of quarter-to-date tax of $0.0 and $0.3 and year-to-date tax of $0.1 and $1.1)	(0.1)	0.6	0.2	2.1
Total changes in other comprehensive income (loss), net of tax	(25.5)	26.5	(2.8)	23.5
Consolidated comprehensive income	10.7	61.1	31.2	114.0
Less: Comprehensive income attributable to noncontrolling interests	—	1.8	1.6	2.8
Comprehensive income (2)	$10.7	$59.3	$29.6	$111.2

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	June 30, 2018	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$71.1	$66.0
Trade receivables, net	192.2	206.1
Receivables from long-term manufacturing contracts	178.0	125.2
Inventories	181.7	151.6
Prepaid expenses	29.6	28.2
Other current assets	16.9	16.5
Total current assets	669.5	593.6
Property, plant, and equipment, net	141.8	150.4
Intangible assets, net	496.1	523.9
Goodwill	583.2	647.5
Other assets	43.0	41.1
Total Assets	$1,933.6	$1,956.5

LIABILITIES
Current Liabilities
Trade accounts payable	$173.1	$158.0
Liabilities from long-term manufacturing contracts and advances	176.5	132.3
Current portion of long-term debt	—	18.8
Accrued compensation	66.8	66.9
Other current liabilities	133.1	135.7
Total current liabilities	549.5	511.7
Long-term debt	424.4	446.9
Accrued pension and postretirement healthcare	123.1	129.6
Deferred income taxes	66.6	75.7
Other long-term liabilities	58.5	26.7
Total Liabilities	1,222.1	1,190.6

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.9 and 63.8 shares issued, 62.3 and 63.1 shares outstanding)	—	—
Additional paid-in capital	348.5	349.9
Retained earnings	499.7	507.1
Treasury stock (1.6 and 0.7 shares)	(68.2)	(24.4)
Accumulated other comprehensive loss	(83.7)	(81.2)
Hillenbrand Shareholders’ Equity	696.3	751.4
Noncontrolling interests	15.2	14.5
Total Shareholders’ Equity	711.5	765.9

Total Liabilities and Equity	$1,933.6	$1,956.5

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2018	2017
Operating Activities
Consolidated net income	$34.0	$90.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42.0	42.1
Impairment charge	63.4	—
Deferred income taxes	(4.8)	30.3
Share-based compensation	8.8	8.1
Net gain on investments	—	0.2
Trade accounts receivable and receivables from long-term manufacturing contracts	(43.4)	3.3
Inventories	(32.4)	(4.7)
Prepaid expenses and other current assets	(2.5)	(5.6)
Trade accounts payable	17.1	3.9
Accrued expenses and other current liabilities	46.4	21.5
Income taxes payable	28.9	(4.3)
Defined benefit plan and postretirement funding	(8.2)	(88.0)
Defined benefit plan and postretirement expense	3.4	5.8
Other, net	3.6	0.6
Net cash provided by operating activities	156.3	103.7

Investing Activities
Capital expenditures	(16.3)	(14.2)
Proceeds from sales of property, plant, and equipment	0.4	2.3
Other, net	0.2	(0.4)
Net cash used in investing activities	(15.7)	(12.3)

Financing Activities
Repayments on term loan	(148.5)	(10.1)
Proceeds from revolving credit facilities, net of financing costs	946.5	721.2
Repayments on revolving credit facilities	(837.2)	(725.5)
Payments of dividends on common stock	(39.1)	(39.0)
Repurchases of common stock	(60.6)	(28.0)
Net proceeds on stock plans	6.2	11.4
Other, net	(1.8)	(2.5)
Net cash used in financing activities	(134.5)	(72.5)

Effect of exchange rates on cash and cash equivalents	(1.0)	0.6

Net cash flows	5.1	19.5

Cash and cash equivalents:
At beginning of period	66.0	52.0
At end of period	$71.1	$71.5

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

Recently Adopted Accounting Standards

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value.  We early adopted this standard for fiscal year 2018. See Note 5 of Part I and Critical Accounting Estimates, of this Form 10-Q for further information on the impact this adoption had on our consolidated results of operations, financial position, and cash flows.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires significant disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 will be effective for our fiscal year beginning on October 1, 2018, including interim periods within that reporting period, and allows for either full retrospective adoption or modified retrospective adoption.

Based on our initial assessment, which included a comparison of our existing accounting policies and practices against the new standard and a review of contracts, we believe the key areas of consideration for our financial statements include percentage-of-completion accounting, separate performance obligations, and related revenue recognized over time. We are actively executing our implementation plan and have developed new accounting policies and created draft disclosures under the new standard. We are also evaluating changes in our internal controls over revenue recognition and continue to implement system changes and enhancements to facilitate the collection of data required for disclosures under the new standard. As previously disclosed, we expect to adopt this new standard using the modified retrospective method, which would result in a cumulative effect adjustment as of the date of adoption. We currently believe the most significant impact of the adoption of this standard relates to the increased financial statement disclosures. We currently do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated results of operations, financial position, and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a right of use asset and related lease liability for leases that have terms of more than twelve months. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance, with the classifications based on criteria that are similar to those applied under the current lease guidance, without the explicit bright lines. ASU 2016-02 will be effective for our fiscal year beginning on October 1, 2019, with early adoption permitted. We are currently evaluating the impact that ASU 2016-02 will have on our existing accounting policies and consolidated financial statements, and expect that there will be increases in assets and liabilities on the Consolidated Balance Sheet upon adoption, due to the recording of right-of-use assets and corresponding lease liabilities.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements. ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 will be effective for our fiscal year beginning on October 1, 2020, with early adoption permitted for our fiscal year beginning on October 1, 2019. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for our fiscal year beginning on October 1, 2018, with early adoption permitted. We expect the adoption of ASU 2016-18 to have a financial statement presentation and disclosure impact only.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications (in accordance with Topic 718). The new guidance will provide relief to entities that make non-substantive changes to share-based payment awards. ASU 2017-09 will be effective for our fiscal year beginning on October 1, 2018, with early adoption permitted. The update would be applied prospectively to an award modified on or after the adoption date. We do not expect ASU 2017-09 to have a significant impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 will be effective for our fiscal year beginning on October 1, 2019, with early adoption permitted. We are currently evaluating the impact that ASU 2018-02 will have on our consolidated financial statements.

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

4.	Supplemental Balance Sheet Information

	June 30, 2018	September 30, 2017
Trade accounts receivable reserve	$19.6	$21.6

Accumulated depreciation on property, plant, and equipment	$318.9	$311.8

Inventories:
Raw materials and components	$67.7	$52.6
Work in process	51.2	55.4
Finished goods	62.8	43.6
Total inventories	$181.7	$151.6

Restricted cash of $0.5 and $0.8 are included in Other current assets in the Consolidated Balance Sheets at June 30, 2018 and September 30, 2017.

5.	Intangible Assets and Goodwill

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2018 and September 30, 2017.

	June 30, 2018		September 30, 2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.1)	$0.2	$(0.1)
Customer relationships	465.2	(142.7)	468.7	(125.9)
Technology, including patents	79.9	(43.9)	80.7	(39.9)
Software	57.6	(48.0)	48.3	(41.5)
Other	0.2	(0.2)	0.2	(0.2)
	603.1	(234.9)	598.1	(207.6)
Indefinite-lived assets:
Trade names	127.9	—	133.4	—

Total	$731.0	$(234.9)	$731.5	$(207.6)

As a result of the required annual impairment assessment performed in the third quarter of 2018, the fair value of trade names was determined to meet or exceed the carrying value for all trade names, resulting in no impairment to trade names.

The net change in intangible assets during the nine months ended June 30, 2018 was driven by normal amortization, foreign currency translation, and an impairment charge on certain trade names. An impairment charge of $4.6 pre-tax ($3.5 after tax) was recorded during the quarter ended March 31, 2018 for trade names most directly impacted by domestic coal mining and coal power. As of June 30, 2018, we had approximately $4 of trade name book value remaining in the Process Equipment Group segment most directly impacted by domestic coal mining and coal power. In conjunction with our impairment testing, we also reassessed the useful lives of other definite-lived intangible assets specific to the intangibles impacted by domestic coal mining and coal power, resulting in no significant changes in amortization.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2017	$639.2	$8.3	$647.5
Impairment charge	(58.8)	—	(58.8)
Foreign currency adjustments	(5.5)	—	(5.5)
Balance June 30, 2018	$574.9	$8.3	$583.2

Testing for impairment of goodwill and indefinite lived assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate carrying value is impaired.  In connection with the preparation of the quarterly financial statements for the second quarter of 2018, an interim impairment assessment was performed at the previously mentioned reporting unit in the Process Equipment Group segment. During the quarter ended March 31, 2018, published industry reports reduced their forecasts for domestic coal production and consumption. The reporting unit also experienced a larger than expected decline in orders for equipment and parts used in the domestic coal mining and coal power industries. In conjunction with these events and as part of the long-term strategic forecasting process, the Company made the decision to redirect strategic investments for growth, significantly reducing the reporting unit’s terminal growth rate.  As a result of this change in expected future cash flows, along with comparable fair value information, management concluded that the reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $58.8. The pre-impairment goodwill balance for the reporting unit was $71.3.  A 10% further reduction in the fair value of this reporting unit would indicate a potential additional impairment of $7.4.

As a result of the required annual impairment assessment performed in the third quarter of 2018, the Company tested the recoverability of its goodwill, and in all reporting units, the fair value of goodwill was determined to exceed the carrying value, resulting in no impairment of goodwill. As of June 30, 2018, the fair value of the reporting unit in the Process Equipment Group segment that is most directly impacted by domestic coal mining and coal power exceeded its carrying value by less than 10%.

6.	Financing Agreements

	June 30, 2018	September 30, 2017
$900 revolving credit facility (excluding outstanding letters of credit)	$175.6	$68.0
$180 term loan	—	148.5
$150 senior unsecured notes, net of discount (1)	149.2	148.9
$100 Series A Notes (2)	99.6	99.7
Other	—	0.6
Total debt	424.4	465.7
Less: current portion	—	18.8
Total long-term debt	$424.4	$446.9

(1) Includes debt issuance costs of $0.4 and $0.6 at June 30, 2018 and September 30, 2017.
(2) Includes debt issuance costs of $0.4 and $0.3 at June 30, 2018 and September 30, 2017.

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

With respect to the Facility, as of June 30, 2018, we had $7.3 in outstanding letters of credit issued and $717.1 of maximum borrowing capacity. $698.7 of this borrowing capacity is immediately available based on our most restrictive covenant, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.70% and 1.77% for the three and nine months ended June 30, 2018, and 1.46% and 1.43% for the same periods in the prior year. The weighted average facility fee was 0.13% and 0.16% for the three and nine months ended June 30, 2018, and 0.23% for the same periods in the prior year. The weighted average interest rate on the Facility’s term loan was 2.60% for 2018 (until the date of repayment) and 2.39% and 2.16% for the three and nine months ended June 30, 2017.

We have interest rate swaps on $50.0 of outstanding borrowings under the Facility in order to manage exposure to our variable interest payments.

In the normal course of business, the Process Equipment Group provides to certain customers guarantees in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of June 30, 2018, we had credit arrangements and insurance programs totaling $250.3, under which $208.0 was utilized for this purpose. These arrangements include our L/G Facility Agreement and other ancillary guarantee facilities.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement require us to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. As of June 30, 2018, we were in compliance with all covenants.

All obligations of the Company arising under the Credit Agreement, our senior unsecured notes, the Shelf Agreement, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

7.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Service costs	$0.7	$0.8	$0.5	$1.5
Interest costs	2.2	2.3	0.3	0.2
Expected return on plan assets	(3.5)	(3.4)	(0.2)	(0.2)
Amortization of unrecognized prior service costs, net	—	0.1	0.1	0.1
Amortization of net loss	0.8	0.7	0.2	0.1
Net pension costs	$0.2	$0.5	$0.9	$1.7

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Service costs	$2.1	$2.7	$1.5	$2.3
Interest costs	6.5	6.6	0.9	0.5
Expected return on plan assets	(10.5)	(10.1)	(0.5)	(0.5)
Amortization of unrecognized prior service costs, net	0.1	0.3	0.1	0.1
Amortization of net loss	2.4	2.8	0.7	0.8
Net pension costs	$0.6	$2.3	$2.7	$3.2

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

Postretirement Healthcare Plans — Net postretirement healthcare costs were $0.0 and $0.1 for the three and nine months ended June 30, 2018, and $0.1 and $0.3 for the same periods in the prior year.

Defined Contribution Plans — Expenses related to our defined contribution plans were $3.0 and $8.6 for the three and nine months ended June 30, 2018, and $2.7 and $8.4 for the same periods in the prior year.

8.	Income Taxes

The effective tax rates for the three months ended June 30, 2018 and 2017 were 29.6% and 32.4%. The decrease in the effective tax rate was primarily due to the Tax Act and was partially offset by an increase in the reserve for unrecognized tax benefits.

The effective tax rates for the nine months ended June 30, 2018 and 2017 were 60.7% and 29.7%. The higher effective tax rate in the period primarily resulted from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment during the second quarter and an increase in the reserve for unrecognized tax benefits. Additionally, the impact of the Tax Act resulted in a higher tax rate as compared to the prior year driven by the items discussed below.

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

The impact of the federal tax rate reduction from 35.0% to 24.5% was recognized in the rate applied to earnings. We have reflected the tax effect of temporary differences originating in the current period at the 24.5% federal tax rate and have recognized the deferred tax effect of such differences that will reverse in future periods at the 21% federal tax rate. In addition, we recorded a provisional discrete net tax expense of $14.3 related to the Tax Act in the quarter ended December 31, 2017. This net expense includes a benefit of $14.9 due to the remeasurement of our deferred tax items to reflect the impact of the corporate rate reduction on our net deferred tax balances. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate on the deferred tax balances, we are continuing to analyze the temporary differences that existed on the date of enactment and the temporary differences that have originated since. As a result, we have recorded an additional $0.7 of tax expense from temporary differences originating in the current fiscal year related to the change in the tax rate.

These benefits were more than offset by a net expense for the Transition Tax of $28.9 during the quarter ended December 31, 2017. We will not be able to precisely determine the amount of the Transition Tax until the end of fiscal 2018 because certain cash and cash equivalent balances at September 30, 2018 and current year earnings are key inputs in the calculation. Additionally, other information needs to be verified, including cumulative foreign earnings in order to precisely compute the amount of the Transition Tax. Provisional Transition Tax of $2.3 and $26.6 is included in Other current liabilities and Other long-term liabilities, respectively, in the Consolidated Balance Sheet at June 30, 2018. As of June 30, 2018, we have not recorded an adjustment to the provisional tax expense recognized during the quarter ended December 31, 2017. We expect to recognize an adjustment to the provisional tax expense once we have determined the actual tax impact, pursuant to SAB 118.

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

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At June 30, 2018 and 2017, potential dilutive effects, representing approximately 400,000 and 600,000 shares, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income (1)	$35.9	$32.9	$32.1	$88.0
Weighted average shares outstanding (basic - in millions)	62.8	63.4	63.2	63.6
Effect of dilutive stock options and other unvested equity awards (in millions)	0.7	0.5	0.7	0.5
Weighted average shares outstanding (diluted - in millions)	63.5	63.9	63.9	64.1

Basic earnings per share	$0.57	$0.52	$0.51	$1.38
Diluted earnings per share	$0.56	$0.52	$0.50	$1.37

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.5	0.6	0.4	0.8

(1) Net income attributable to Hillenbrand

10.	Shareholders’ Equity

During the nine months ended June 30, 2018, we paid approximately $39.1 of cash dividends.  We also repurchased approximately 1,377,000 shares of our common stock during the nine months ended June 30, 2018, at a total cost of approximately $60.6. In connection with our share-based compensation plans discussed further in Note 12, we also issued approximately 584,000 shares of common stock, of which approximately 448,000 shares were from treasury stock.

11.	Other Comprehensive Income

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)
Other comprehensive income before reclassifications
Before tax amount	11.3	11.4	3.4	26.1	$0.3	$26.4
Tax expense	(4.1)	—	(1.2)	(5.3)	—	(5.3)
After tax amount	7.2	11.4	2.2	20.8	0.3	21.1
Amounts reclassified from accumulated other comprehensive income(1)	2.5	—	(0.1)	2.4	—	2.4
Net current period other comprehensive income	9.7	11.4	2.1	23.2	$0.3	$23.5
Balance at June 30, 2017	$(57.8)	$(50.2)	$1.4	$(106.6)
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)
Other comprehensive income before reclassifications
Before tax amount	—	(4.8)	(0.2)	(5.0)	$(0.3)	$(5.3)
Tax expense	—	—	—	—	—	—
After tax amount	—	(4.8)	(0.2)	(5.0)	(0.3)	(5.3)
Amounts reclassified from accumulated other comprehensive income(1)	2.1	—	0.4	2.5	—	2.5
Net current period other comprehensive income (loss)	2.1	(4.8)	0.2	(2.5)	$(0.3)	$(2.8)
Balance at June 30, 2018	$(43.2)	$(41.7)	$1.2	$(83.7)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended June 30, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	0.5	0.1	(0.2)	0.4
Operating expenses	0.2	—	—	0.2
Other income (expense), net	—	—	—	—
Total before tax	$0.7	$0.1	$(0.4)	$0.4
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.3

	Nine Months Ended June 30, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$—	$—
Cost of goods sold	2.4	0.2	(0.2)	2.4
Operating expenses	1.1	0.1	—	1.2
Other income (expense), net	—	—	0.1	0.1
Total before tax	$3.5	$0.3	$(0.1)	$3.7
Tax expense				(1.3)
Total reclassifications for the period, net of tax				$2.4

	Three Months Ended June 30, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.9	$0.9
Cost of goods sold	0.6	—	—	0.6
Operating expenses	0.3	0.1	—	0.4
Other income (expense), net	—	—	—	—
Total before tax	$0.9	$0.1	$0.9	$1.9
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$1.4

	Nine Months Ended June 30, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.5	$0.5
Cost of goods sold	1.9	0.1	—	2.0
Operating expenses	1.0	—	—	1.0
Other income (expense), net	—	—	—	—
Total before tax	$2.9	$0.1	$0.5	$3.5
Tax expense				(1.0)
Total reclassifications for the period, net of tax				$2.5

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7).

12.	Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation costs	$2.6	$2.4	$8.8	$8.1
Less impact of income tax benefit	0.7	0.9	2.3	2.9
Share-based compensation costs, net of tax	$1.9	$1.5	$6.5	$5.2

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

During the nine months ended June 30, 2018, we made the following grants:

Number of Units
Stock options	479,991
Time-based stock awards	31,621
Performance-based stock awards (maximum that can be earned)	230,890

Stock options granted during fiscal 2018 had a weighted-average exercise price of $45.94 and a weighted-average grant date fair value of $11.28.  Our time-based stock awards and performance-based stock awards granted during fiscal 2018 had weighted-average grant date fair values of $45.62 and $53.35.  Included in the performance-based stock awards granted during 2018 are 111,126 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

13.	Other Income (Expense), Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Equity in net income of affiliates	$(0.1)	$(1.2)	$(0.1)	$(0.2)
Foreign currency exchange (loss) gain, net	(0.1)	0.5	(0.9)	(0.9)
Other, net	(0.6)	(0.4)	(1.4)	(1.9)
Other income (expense), net	$(0.8)	$(1.1)	$(2.4)	$(3.0)

14.	Commitments and Contingencies

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

Claims covered by insurance have in most instances deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period. For auto, workers compensation, and general liability, outside insurance companies and third-party claims administrators generally assist in establishing individual claim reserves. An independent outside actuary often provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. For all other types of claims, reserves are established based upon advice from internal and external counsel and historical settlement information for claims when such amounts are considered probable of payment.

The recorded amounts represent our best estimate of the losses we will incur in relation to such exposures, but it is possible that actual losses will differ from those estimates.

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

The Company is defending this matter vigorously.  The trial concluded in the third quarter, but a result has not been announced, and the timing of the result of the trial is unknown. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial statements. If Aldrees prevails at trial, however, the outcome could be materially adverse to the Company’s financial statements for the particular period, depending, in part, upon the operating results or cash flows for such period.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at June 30, 2018	Fair Value at June 30, 2018 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$71.1	$71.1	$—	$—
Investments in rabbi trust	4.1	4.1	—	—
Derivative instruments	3.0	—	3.0	—
Indefinite-lived assets	4.0	—	—	4.0

Liabilities:
$150 senior unsecured notes	149.6	156.2	—	—
Revolving credit facility	175.6	—	175.6	—
$100 Series A Notes	100.0	—	100.0	—
Derivative instruments	2.1	—	2.1	—

The fair value of the amounts outstanding under the Facility approximated carrying value at June 30, 2018.  The fair values of the Facility and Series A Notes are estimated based on internally developed models, using current market interest rate data for similar issues, as there is no active market for our Facility or Series A Notes.

The fair values of the Company’s derivative instruments are based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of these foreign currency derivatives was $190.1 at June 30, 2018. The derivatives are included in Other current assets, Other assets, Other current liabilities, and Other long-term liabilities on the Consolidated Balance Sheet.

The indefinite-lived assets are trade names for which an impairment was recorded during the quarter ended March 31, 2018. See Note 5 for further information.

16.	Segment and Geographical Information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net revenue
Process Equipment Group	$316.7	$258.9	$880.8	$724.6
Batesville	129.3	137.0	414.6	422.7
Total	$446.0	$395.9	$1,295.4	$1,147.3

Adjusted EBITDA
Process Equipment Group	$58.2	$50.3	$153.7	$120.3
Batesville	25.6	33.5	92.1	107.2
Corporate	(12.4)	(11.5)	(32.9)	(28.5)

Net revenue (1)(2)
United States	$226.7	$224.5	$691.7	$653.1
Germany	130.7	103.9	370.9	304.7
All other foreign business units	88.6	67.5	232.8	189.5
Total	$446.0	$395.9	$1,295.4	$1,147.3

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.
(2) In 2017, the Company corrected its disclosure of net revenue by geography. The effect of this adjustment for the three months ended June 30, 2017 was to decrease Germany net revenue by $10.1, from $114.0 as previously disclosed, to $103.9, and to increase the All other foreign business units net revenue by the same amount, from $57.4 as previously disclosed, to $67.5. The effect of this adjustment for the nine months ended June 30, 2017 was to decrease Germany net revenue by $29.5, from $334.2 as previously disclosed, to $304.7, and to increase the All other foreign business units net revenue by the same amount, from $160.0 as previously disclosed, to $189.5. Management performed an assessment of the materiality of this correction and concluded that the net revenue by geography as originally disclosed was not material to previously issued financial statements.

	June 30, 2018	September 30, 2017
Total assets assigned
Process Equipment Group	$1,705.9	$1,722.2
Batesville	191.3	203.4
Corporate	36.4	30.9
Total	$1,933.6	$1,956.5

Tangible long-lived assets, net
United States	$79.0	$84.4
Germany	38.2	39.0
All other foreign business units	24.6	27.0
Total	$141.8	$150.4

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Process Equipment Group	$58.2	$50.3	$153.7	$120.3
Batesville	25.6	33.5	92.1	107.2
Corporate	(12.4)	(11.5)	(32.9)	(28.5)
Less:
Interest income	(0.3)	(0.2)	(1.1)	(0.5)
Interest expense	5.5	6.5	17.8	18.9
Income tax expense	15.2	16.6	52.5	38.2
Depreciation and amortization	14.2	13.5	42.0	42.1
Impairment charge	—	—	63.4	—
Business acquisition, development, and integration	0.1	0.4	2.6	1.0
Restructuring and restructuring related	0.5	0.9	1.7	8.8
Consolidated net income	$36.2	$34.6	$34.0	$90.5

17.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$232.7	$273.2	$(59.9)	$446.0	$—	$225.4	$226.6	$(56.1)	$395.9
Cost of goods sold	—	125.9	189.9	(33.5)	282.3	—	115.2	158.7	(30.4)	243.5
Gross profit	—	106.8	83.3	(26.4)	163.7	—	110.2	67.9	(25.7)	152.4
Operating expenses	13.6	62.9	48.3	(26.4)	98.4	11.3	58.7	42.0	(25.7)	86.3
Amortization expense	—	3.3	4.3	—	7.6	—	3.3	4.0	—	7.3
Impairment charge	—	—	—	—	—	—	—	—	—	—
Interest expense	4.6	—	0.9	—	5.5	5.6	—	0.9	—	6.5
Other (expense) income, net	—	(1.1)	0.3	—	(0.8)	(0.2)	(2.0)	1.1	—	(1.1)
Equity in net income of subsidiaries	34.8	3.6	—	(38.4)	—	45.3	2.2	—	(47.5)	—
Income before income taxes	16.6	43.1	30.1	(38.4)	51.4	28.2	48.4	22.1	(47.5)	51.2
Income tax expense (benefit)	(19.3)	9.9	24.6	—	15.2	(4.7)	16.3	5.0	—	16.6
Consolidated net income	35.9	33.2	5.5	(38.4)	36.2	32.9	32.1	17.1	(47.5)	34.6
Less: Net income attributable to
noncontrolling interests	—	—	0.3	—	0.3	—	—	1.7	—	1.7
Net income (1)	$35.9	$33.2	$5.2	$(38.4)	$35.9	$32.9	$32.1	$15.4	$(47.5)	$32.9
Consolidated comprehensive (loss) income	$10.7	$33.8	$(20.4)	$(13.4)	$10.7	$59.3	$32.5	$43.3	$(74.0)	$61.1
Less: Comprehensive income attributable
to noncontrolling interests	—	—	—	—	—	—	—	1.8	—	1.8
Comprehensive income (2)	$10.7	$33.8	$(20.4)	$(13.4)	$10.7	$59.3	$32.5	$41.5	$(74.0)	$59.3

	Nine Months Ended June 30, 2018					Nine Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$701.8	$758.7	$(165.1)	$1,295.4	$—	$656.8	$647.0	$(156.5)	$1,147.3
Cost of goods sold	—	369.8	531.7	(84.8)	816.7	—	341.6	460.9	(82.2)	720.3
Gross profit	—	332.0	227.0	(80.3)	478.7	—	315.2	186.1	(74.3)	427.0
Operating expenses	38.4	188.8	139.0	(80.3)	285.9	32.3	174.5	122.2	(74.3)	254.7
Amortization expense	—	10.0	12.7	—	22.7	—	10.1	11.6	—	21.7
Impairment charge	—	63.4	—	—	63.4	—	—	—	—	—
Interest expense	15.7	—	2.1	—	17.8	16.4	—	2.5	—	18.9
Other (expense) income, net	(0.1)	(2.2)	(0.1)	—	(2.4)	(0.6)	(2.4)	—	—	(3.0)
Equity in net income of subsidiaries	67.1	6.8	—	(73.9)	—	116.8	5.9	—	(122.7)	—
Income before income taxes	12.9	74.4	73.1	(73.9)	86.5	67.5	134.1	49.8	(122.7)	128.7
Income tax expense (benefit)	(19.2)	34.8	36.9	—	52.5	(20.5)	47.0	11.7	—	38.2
Consolidated net income	32.1	39.6	36.2	(73.9)	34.0	88.0	87.1	38.1	(122.7)	90.5
Less: Net income attributable to
noncontrolling interests	—	—	1.9	—	1.9	—	—	2.5	—	2.5
Net income (1)	$32.1	$39.6	$34.3	$(73.9)	$32.1	$88.0	$87.1	$35.6	$(122.7)	$88.0
Consolidated comprehensive income	$29.6	$41.1	$31.0	$(70.5)	$31.2	$111.2	$92.2	$51.4	$(140.8)	$114.0
Less: Comprehensive income attributable
to noncontrolling interests	—	—	1.6	—	1.6	—	—	2.8	—	2.8
Comprehensive income (2)	$29.6	$41.1	$29.4	$(70.5)	$29.6	$111.2	$92.2	$48.6	$(140.8)	$111.2

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	June 30, 2018					September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.3	$5.8	$65.0	$—	$71.1	$0.1	$4.9	$61.0	$—	$66.0
Trade receivables, net	—	111.5	80.7	—	192.2	—	114.5	91.6	—	206.1
Receivables from long-term
manufacturing contracts	—	6.4	171.6	—	178.0	—	8.5	116.7	—	125.2
Inventories	—	79.5	105.1	(2.9)	181.7	—	68.2	85.9	(2.5)	151.6
Prepaid expenses	3.2	8.6	17.8	—	29.6	2.1	7.6	18.5	—	28.2
Intercompany receivables	—	1,078.1	79.0	(1,157.1)	—	—	1,050.4	93.9	(1,144.3)	—
Other current assets	0.4	1.8	15.1	(0.4)	16.9	0.2	1.6	14.4	0.3	16.5
Total current assets	3.9	1,291.7	534.3	(1,160.4)	669.5	2.4	1,255.7	482.0	(1,146.5)	593.6
Property, plant and equipment, net	4.0	61.7	76.1	—	141.8	4.7	64.5	81.2	—	150.4
Intangible assets, net	3.4	199.5	293.2	—	496.1	3.6	211.3	309.0	—	523.9
Goodwill	—	225.0	358.2	—	583.2	—	283.9	363.6	—	647.5
Investment in consolidated subsidiaries	2,206.0	653.8	—	(2,859.8)	—	2,298.0	664.1	—	(2,962.1)	—
Other assets	15.8	31.2	1.2	(5.2)	43.0	20.2	29.0	4.4	(12.5)	41.1
Total Assets	$2,233.1	$2,462.9	$1,263.0	$(4,025.4)	$1,933.6	$2,328.9	$2,508.5	$1,240.2	$(4,121.1)	$1,956.5

Trade accounts payable	$0.9	$59.7	$112.8	$(0.3)	$173.1	$1.0	$36.7	$120.0	$0.3	$158.0
Liabilities from long-term manufacturing
contracts and advances	—	17.6	158.9	—	176.5	—	26.2	106.1	—	132.3
Current portion of long-term debt	—	—	—	—	—	18.0	—	0.8	—	18.8
Accrued compensation	5.0	19.4	42.4	—	66.8	7.6	17.9	41.4	—	66.9
Intercompany payables	1,157.5	2.5	—	(1,160.0)	—	1,142.8	4.0	—	(1,146.8)	—
Other current liabilities	19.6	41.6	71.9	—	133.1	14.0	42.2	79.3	0.2	135.7
Total current liabilities	1,183.0	140.8	386.0	(1,160.3)	549.5	1,183.4	127.0	347.6	(1,146.3)	511.7
Long-term debt	322.3	—	102.1	—	424.4	392.0	—	54.9	—	446.9
Accrued pension and
postretirement healthcare	0.8	32.1	90.2	—	123.1	0.8	33.3	95.5	—	129.6
Deferred income taxes	—	22.6	49.3	(5.3)	66.6	—	27.5	60.9	(12.7)	75.7
Other long-term liabilities	30.7	17.9	9.9	—	58.5	1.3	15.3	10.1	—	26.7
Total Liabilities	1,536.8	213.4	637.5	(1,165.6)	1,222.1	1,577.5	203.1	569.0	(1,159.0)	1,190.6
Hillenbrand Shareholders’ Equity	696.3	2,249.5	610.3	(2,859.8)	696.3	751.4	2,305.4	656.7	(2,962.1)	751.4
Noncontrolling interests	—	—	15.2	—	15.2	—	—	14.5	—	14.5
Total Shareholders’ Equity	696.3	2,249.5	625.5	(2,859.8)	711.5	751.4	2,305.4	671.2	(2,962.1)	765.9
Total Liabilities and Equity	$2,233.1	$2,462.9	$1,263.0	$(4,025.4)	$1,933.6	$2,328.9	$2,508.5	$1,240.2	$(4,121.1)	$1,956.5

Condensed Consolidating Statements of Cash Flow

	Nine Months Ended June 30, 2018					Nine Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$186.0	$126.6	$(32.0)	$(124.3)	$156.3	$33.2	$129.0	$70.2	$(128.7)	$103.7

Investing activities:
Capital expenditures	(1.5)	(7.5)	(7.3)	—	(16.3)	(0.5)	(7.2)	(6.5)	—	(14.2)
Proceeds from sales of property, plant, and equipment	—	—	0.4	—	0.4	—	1.9	0.4	—	2.3
Other, net	—	0.1	0.1	—	0.2	2.7	(0.4)	(2.7)	—	(0.4)
Net cash provided by (used in) investing activities	(1.5)	(7.4)	(6.8)	—	(15.7)	2.2	(5.7)	(8.8)	—	(12.3)

Financing activities:
Repayments on term loan	(148.5)	—	—	—	(148.5)	(10.1)	—	—	—	(10.1)
Proceeds from revolving credit facilities, net of financing costs	530.6	—	415.9	—	946.5	233.0	—	488.2	—	721.2
Repayments on revolving credit facilities	(472.9)	—	(364.3)	—	(837.2)	(207.0)	—	(518.5)	—	(725.5)
Payment of dividends - intercompany	—	(118.3)	(6.0)	124.3	—	—	(122.6)	(6.1)	128.7	—
Payment of dividends on common stock	(39.1)	—	—	—	(39.1)	(39.0)	—	—	—	(39.0)
Repurchases of common stock	(60.6)	—	—	—	(60.6)	(28.0)	—	—	—	(28.0)
Net proceeds on stock plans	6.2	—	—	—	6.2	11.4	—	—	—	11.4
Other, net	—	—	(1.8)	—	(1.8)	—	—	(2.5)	—	(2.5)
Net cash provided by (used in) financing activities	(184.3)	(118.3)	43.8	124.3	(134.5)	(39.7)	(122.6)	(38.9)	128.7	(72.5)

Effect of exchange rates on cash and cash equivalents	—	—	(1.0)	—	(1.0)	—	—	0.6	—	0.6

Net cash flow	0.2	0.9	4.0	—	5.1	(4.3)	0.7	23.1	—	19.5
Cash and equivalents at beginning of period	0.1	4.9	61.0	—	66.0	4.4	5.6	42.0	—	52.0
Cash and equivalents at end of period	$0.3	$5.8	$65.0	$—	$71.1	$0.1	$6.3	$65.1	$—	$71.5

18.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.3	$0.2	$0.5	$—	$0.2	$0.2
Batesville	—	—	—	(0.1)	—	(0.1)
Corporate	—	(0.1)	(0.1)	—	—	—
Total	$0.3	$0.1	$0.4	$(0.1)	$0.2	$0.1

	Nine Months Ended June 30, 2018			Nine Months Ended June 30, 2017
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.2	$0.4	$0.6	$—	$0.5	$0.5
Batesville	—	0.2	0.2	6.3	—	6.3
Corporate	—	0.5	0.5	—	2.1	2.1
Total	$0.2	$1.1	$1.3	$6.3	$2.6	$8.9

The charges related primarily to the closure of a Batesville plant, corporate functional restructuring, and severance costs at the Process Equipment Group. At June 30, 2018, $1.1 of restructuring costs were accrued and expected to be paid over the next twelve months.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2018, to the same periods in fiscal year 2017.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2018, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2017, except as described below.

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

Furthermore, Hillenbrand is subject to the Transition Tax. This Transition Tax is imposed on the deferred accumulated earnings of foreign subsidiaries at an effective rate of 15.5% of foreign earnings attributable to cash and cash equivalents and 8% of the residual foreign earnings. It is anticipated that Hillenbrand will elect to pay the Transition Tax over eight years. We have recorded tax expense based on an estimate of the annual effective rate taking into account the reduced corporate tax rate for the year. Additionally, during the period ended December 31, 2017, we recorded a provisional deferred tax benefit for the impact of the reduced corporate tax rate on the U.S. net deferred tax liability and a provisional tax liability for the Transition Tax. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate on the deferred tax balance, we are continuing to analyze the temporary differences that existed on the date of enactment and the temporary differences that have originated since. Furthermore, we will not be able to precisely determine the amount of the Transition Tax until the end of fiscal 2018 because certain cash and cash equivalent balances at September 30, 2018 and current year earnings are key inputs in the calculation. Additionally, other information needs to be verified, including cumulative foreign earnings, to precisely compute the amount of the Transition Tax. Therefore, tax expense associated with these provisions may be adjusted throughout the year as we refine our estimate.  As of June 30, 2018, we have not recorded an adjustment to the provisional tax expense recognized during the quarter ended December 31, 2017. We expect to recognize an adjustment to the provisional tax expense once we have determined the actual tax impact, pursuant to SAB 118.

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

Impairment of goodwill is tested at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment.  For the purpose of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative test is elected, qualitative factors are assessed to determine whether it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. Such factors we consider in a qualitative analysis include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, Company-specific events, events affecting the reporting unit, and the overall financial performance of the reporting unit. If after performing the qualitative analysis, the Company determines that it is more likely than not that the fair value of a reporting until is less than its carrying amount, then the Company must perform the quantitative goodwill impairment test.

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

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions.  While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also on the magnitude of any such charge.  The results of an impairment analysis are as of a point in time.  There is no assurance that actual future earnings or cash flows of our reporting units will not decline significantly from our projections.  We will monitor any changes to our assumptions and will evaluate goodwill as required or otherwise deemed warranted during future periods.

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

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$446.0	100.0	$395.9	100.0	$1,295.4	100.0	$1,147.3	100.0
Gross profit	163.7	36.7	152.4	38.5	478.7	37.0	427.0	37.2
Operating expenses	98.4	22.1	86.3	21.8	285.9	22.1	254.7	22.2
Amortization expense	7.6	1.7	7.3	1.8	22.7	1.8	21.7	1.9
Impairment charge	—	—	—	—	63.4	4.9	—	—
Interest expense	5.5	1.2	6.5	1.6	17.8	1.4	18.9	1.6
Other (expense) income, net	(0.8)	0.2	(1.1)	0.3	(2.4)	0.2	(3.0)	0.3
Income taxes	15.2	3.4	16.6	4.2	52.5	4.1	38.2	3.3
Net income (1)	35.9	8.0	32.9	8.3	32.1	2.5	88.0	7.7

(1) Net income attributable to Hillenbrand.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net revenue increased $50.1 (13%), which included favorable foreign currency impact (3%).

•The Process Equipment Group’s net revenue increased $57.8 (22%), primarily due to higher volume (17%). Foreign currency impact increased net revenue by 5%.

•Batesville’s net revenue decreased $7.7 (6%) primarily due to a decrease in volume (3%), the impact of a multi-year contract renewal with a key customer that included an upfront incentive (2%), and a decrease in average selling price (1%).

Gross profit increased $11.3 (7%), which included favorable foreign currency impact (3%). Gross profit margin decreased 180 basis points to 36.7%.

•The Process Equipment Group’s gross profit increased $18.4 (18%), primarily due to higher volume. Foreign currency impact increased gross profit by 4%. Gross profit margin decreased 130 basis points to 37.7%, primarily driven by the increased proportion of lower margin, large system projects in plastics.
The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.3 in 2018. Excluding these charges, adjusted gross profit increased $18.7 (19%), which included favorable foreign currency impact (4%). Adjusted gross profit margin decreased 120 basis points to 37.8%, primarily driven by the increased proportion of lower margin, large system projects in plastics.
•Batesville’s gross profit decreased $7.1 (14%) and gross profit margin decreased 330 basis points to 34.3%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, wages and benefits, the impact of the key customer contract renewal, the decline in volume, and supply chain inefficiencies. These items were partially offset by productivity gains, including benefits resulting from the manufacturing footprint reduction in the prior year.

Batesville’s gross profit included restructuring and restructuring related charges of $0.3 in 2017. Excluding these charges, adjusted gross profit decreased $7.4 (14%) and adjusted gross profit margin decreased 350 basis points to 34.3%.

Operating expenses increased $12.1 (14%), primarily due to an increase in growth investments, litigation expenses, and variable compensation, as well as cost inflation, partially offset by a decrease in restructuring and restructuring related charges and business acquisition, development, and integration costs. Foreign currency impact increased operating expenses by 3%.

Operating expenses as a percentage of net revenue increased 30 basis points to 22.1%.  Operating expenses included the following items:

	Three Months Ended June 30,
	2018	2017
Business acquisition, development, and integration costs	$0.1	$0.4
Restructuring and restructuring related charges	0.2	0.5

On an adjusted basis, which excludes business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses increased $12.7 (15%), which included unfavorable foreign currency impact (3%). Adjusted operating expenses as a percentage of net revenue increased 40 basis points in 2018 to 22.0%.

Amortization expense increased $0.3, due to unfavorable foreign currency impact of $0.3.

Interest expense decreased $1.0, primarily due to lower average borrowings and a reduction in the Facility fee.

Other (expense) income, net was $0.8 of other expense in fiscal 2018, compared to $1.1 of other expense in fiscal 2017. The decrease in expense was driven primarily by higher equity earnings from affiliates, partially offset by an increase in foreign currency exchange loss.

The effective tax rate was 29.6% in fiscal 2018, compared to 32.4% in fiscal 2017.  The Tax Act resulted in a reduced domestic statutory tax rate (21% versus 35%) as compared to the same quarter in the prior year. The Internal Revenue Code provides that our fiscal year ending September 30, 2018 has a domestic blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The domestic statutory tax rate of 21% will apply to future years. The reduction in the effective tax rate resulting from the Tax Act was partially offset by an increase in the reserve for unrecognized tax benefits.

Our adjusted effective income tax rate, which excludes the impact of the Transition Tax and the revaluation of the deferred tax balances as a result of the Tax Act, was 29.2% in fiscal 2018, compared to 32.4% in fiscal 2017. The reduction in the effective tax rate resulting from the Tax Act was partially offset by an increase in the reserve for unrecognized tax benefits. We expect the Tax Act to favorably impact the Company’s net income, diluted earnings per share, and cash flows in future periods, due primarily to the reduction in the federal corporate tax rate from 35% to 21%. Additionally, the Tax Act could incentivize additional investments in facilities and infrastructure in the U.S. that may increase future demand for equipment in the end-markets that the Company serves.

Management currently estimates that the Company’s consolidated adjusted effective income tax rate for full-year fiscal 2018 will be approximately 26% to 28%, compared with nearly 32% for the prior year. The aforementioned tax-related estimates may differ from actual results, possibly materially, due to changes in interpretations of the Tax Act and assumptions made by the Company, as well as guidance that may be issued by the Internal Revenue Service, and actions the Company may take as a result of the Tax Act.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Net revenue increased $148.1 (13%), which included favorable foreign currency impact (4%).

•The Process Equipment Group’s net revenue increased $156.2 (22%), primarily due to higher volume (14%). Foreign currency impact increased net revenue by 6%.

•Batesville’s net revenue decreased $8.1 (2%), primarily due to a decrease in volume (1%) and the impact of a multi-year contract renewal with a key customer that included an upfront incentive (1%).

Gross profit increased $51.7 (12%), which included favorable foreign currency impact (4%). Gross profit margin decreased 20 basis points to 37.0%.

•The Process Equipment Group’s gross profit increased $57.9 (21%), primarily due to higher volume. Foreign currency impact increased gross profit by 6%. Gross profit margin decreased 10 basis points to 37.3% in 2018, primarily driven by the increased proportion of lower margin, large systems projects in plastics, partially offset by productivity and pricing improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.2 in 2018. Excluding these charges, adjusted gross profit increased $58.1 (21%), which included favorable foreign currency impact (6%). Adjusted gross profit margin remained flat at 37.4% compared to prior year.

•Batesville’s gross profit decreased $6.2 (4%) and gross profit margin decreased 70 basis points to 36.2%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, wages and benefits, the decline in volume, and the impact of the key customer contract renewal, along with supply chain inefficiencies. These items were partially offset by productivity gains, including benefits resulting from the manufacturing footprint reduction in the prior year.

Batesville’s gross profit included restructuring and restructuring related charges ($0.1 in 2018 and $7.0 in 2017). Excluding these charges, adjusted gross profit decreased $13.1 (8%) and adjusted gross profit margin decreased 240 basis points to 36.2%.

Operating expenses increased $31.2 (12%), primarily due to an increase in variable compensation, litigation expenses, and growth investments, as well as cost inflation and higher business acquisition, development, and integration costs, partially offset by a decrease in restructuring and restructuring related charges. Foreign currency impact increased operating expenses by 4%.

Operating expenses as a percentage of net revenue improved 10 basis points to 22.1%.  Operating expenses included the following items:

	Nine Months Ended June 30,
	2018	2017
Business acquisition, development, and integration costs	$2.6	$1.0
Restructuring and restructuring related charges	1.4	3.2

On an adjusted basis, which excludes business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses increased $31.4 (13%), which included unfavorable foreign currency impact (4%). Adjusted operating expenses as a percentage of net revenue remained flat at 21.8% compared to the same period in the prior year.

Amortization expense increased $1.0, due to unfavorable foreign currency impact of $1.0.

Impairment charge increased $63.4 due to the goodwill and trade name impairments recorded in the second quarter of 2018. See Note 5 of Part I of this Form 10-Q for further information on the impairment charges.

Interest expense decreased $1.1, primarily due to lower average borrowings and a reduction in the Facility fee.

Other (expense) income, net was $2.4 of other expense in fiscal 2018, compared to $3.0 of other expense in fiscal 2017. The decrease in expense was primarily driven by higher equity earnings from affiliates.

The effective tax rate was 60.7% in fiscal 2018 compared to 29.7% in fiscal 2017.  The higher effective tax rate in the period primarily results from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment. Additionally, the impact of the Tax Act resulted in a higher tax rate as compared to the prior year driven by the items discussed below. The Tax Act resulted in a reduced domestic statutory rate (21% versus 35%). The Internal Revenue Code provides that our fiscal year ending September 30, 2018 has a domestic blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The domestic statutory tax rate of 21% will apply to future years. The impact of the tax rate reduction was recognized in the rate applied to earnings as well as a provisional tax benefit of $14.9 related to the revaluation of our domestic net deferred tax liability. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate on the deferred tax balances, we are continuing to analyze the temporary differences that existed on the date of enactment and the temporary differences that have originated since. As a result, we have recorded an additional $0.7 of temporary difference originating in the current fiscal year related to the change in the tax rate.

The favorable adjustments related to the revaluation of our domestic net deferred tax liability were more than offset by the provisional recognition of an estimated $28.9 tax expense for the Transition Tax. We will not be able to precisely determine the amount of the Transition Tax until the end of fiscal 2018 because certain cash and cash equivalent balances at September 30, 2018 and current year earnings are key inputs in the calculation. Additionally, other information including cumulative foreign earnings must be verified, to precisely compute the amount of the Transition Tax. Therefore, tax expense associated with these provisions may be adjusted throughout the year as we refine our estimate.

Our adjusted effective income tax rate, which excludes the impact of the impairment charge, Transition Tax, and the revaluation of the deferred tax balances as a result of the Tax Act, was 25.8% in fiscal 2018, compared to 30.3% in fiscal 2017. The reduction in the effective tax rate resulting from the Tax Act was partially offset by an increase in the reserve for unrecognized tax benefits.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended June 30,				Nine Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$316.7	100.0	$258.9	100.0	$880.8	100.0	$724.6	100.0
Gross profit	119.3	37.7	100.9	39.0	328.8	37.3	270.9	37.4
Operating expenses	64.8	20.5	54.9	21.2	184.5	20.9	160.6	22.2
Amortization expense	7.6	2.4	7.2	2.8	22.7	2.6	21.5	3.0
Impairment charge	—	—	—	—	63.4	7.2	—	—

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net revenue increased $57.8 (22%), primarily due to higher volume (17%) largely driven by increased demand for plastics projects, parts and service, and screening and separating equipment (including equipment that processes proppants for hydraulic fracturing). Foreign currency impact increased net revenue by 5%. Order backlog increased $176.6 (29%) from $606.2 on June 30, 2017, to $782.8 on June 30, 2018, primarily due to orders for polyolefin projects in the plastics industry, partially offset by lower orders in screening and separating equipment. Foreign currency impact increased order backlog by 1%.

On a sequential basis, order backlog increased $30.1 (4%) to $782.8 at June 30, 2018, up from $752.7 at March 31, 2018. This increase was primarily driven by orders in the plastics industry, partially offset by a decrease in separation equipment orders related to processing proppants.

Gross profit increased $18.4 (18%), primarily due to higher volume largely driven by increased demand for plastics projects, parts and service, and screening and separating equipment. Foreign currency impact increased gross profit by 4%. Gross profit margin decreased 130 basis points to 37.7% in 2018, primarily driven by the increased proportion of lower margin, large system projects in plastics.
The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.3 in 2018. Excluding these charges, adjusted gross profit increased $18.7 (19%), which included favorable foreign currency impact (4%). Adjusted gross profit margin decreased 120 basis points to 37.8%, primarily driven by the increased proportion of lower margin, large system projects in plastics.
Operating expenses increased $9.9 (18%), primarily due to an increase in variable compensation and litigation expenses, and cost inflation. Foreign currency impact increased operating expenses by 4%. Operating expenses as a percentage of net revenue improved 70 basis points to 20.5% in 2018.

Operating expenses included restructuring and restructuring related charges ($0.2 in 2018 and $0.4 in 2017) and business acquisition, development, and integration costs ($0.3 in 2017).  Excluding these items, adjusted operating expenses increased $10.4 (19%), which included unfavorable foreign currency impact (4%). Adjusted operating expenses as a percentage of net revenue improved 50 basis points to 20.4% in 2018.

Amortization expense increased $0.4, primarily due to unfavorable foreign currency impact of $0.3.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Net revenue increased $156.2 (22%), primarily due to higher volume (14%) largely driven by increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service. Foreign currency impact increased net revenue by 6%.

Gross profit increased $57.9 (21%), primarily due to higher volume largely driven by increased demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), plastics projects, and parts and service. Foreign currency impact increased gross profit by 6%. Gross profit margin decreased 10 basis points to 37.3% in 2018, primarily driven by the increased proportion of lower margin, large systems projects in plastics, partially offset by productivity and pricing improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.2 in 2018. Excluding these charges, adjusted gross profit increased $58.1 (21%), which included favorable foreign currency impact (6%). Adjusted gross profit margin remained flat at 37.4% compared to prior year.

Operating expenses increased $23.9 (15%), primarily driven by an increase in variable compensation and litigation expenses, and cost inflation. Foreign currency impact increased operating expenses by 6%. Operating expenses as a percentage of net revenue improved 130 basis points to 20.9% in 2018.

Operating expenses included restructuring and restructuring related charges ($0.4 in 2018 and $0.8 in 2017).  Excluding these items, adjusted operating expenses increased $24.8 (16%), which included unfavorable foreign currency impact (6%). Adjusted operating expenses as a percentage of net revenue improved 110 basis points to 20.9% in 2018.

Amortization expense increased $1.2, primarily due to unfavorable foreign currency impact of $1.0.

Impairment charge increased $63.4 due to the goodwill and trade name impairments recorded in the second quarter of 2018. See Note 5 of Part I of this Form 10-Q for further information on the impairment charges.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended June 30,				Nine Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$129.3	100.0	$137.0	100.0	$414.6	100.0	$422.7	100.0
Gross profit	44.4	34.3	51.5	37.6	149.9	36.2	156.1	36.9
Operating expenses	20.6	15.9	20.5	15.0	63.6	15.3	62.2	14.7
Amortization expense	—	—	0.1	0.1	—	—	0.2	—

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net revenue decreased $7.7 (6%), primarily due to a decrease in volume (3%), the impact of a multi-year contract renewal with a key customer that included an upfront incentive (2%), and a decrease in average selling price (1%). The decrease in volume was primarily driven by the estimated increased rate at which families opted for cremation.

Gross profit decreased $7.1 (14%) and gross profit margin decreased 330 basis points to 34.3%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, wages and benefits, the impact of the key customer contract renewal, the decline in volume, and supply chain inefficiencies. These items were partially offset by productivity gains, including benefits resulting from the manufacturing footprint reduction in the prior year.

Gross profit included restructuring and restructuring related charges of $0.3 in 2017. Excluding these charges, adjusted gross profit decreased $7.4 (14%) and adjusted gross profit margin decreased 350 basis points to 34.3%.

Operating expenses increased $0.1 (0.5%) to $20.6, and operating expenses as a percentage of net revenue increased 90 basis points to 15.9%, primarily due to wage and benefit inflation.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Net revenue decreased $8.1 (2%), primarily due to a decrease in volume (1%) and the impact of a multi-year contract renewal with a key customer that included an upfront incentive (1%). The decrease in volume was primarily driven by the estimated increased rate at which families opted for cremation.

Gross profit decreased $6.2 (4%) and gross profit margin decreased 70 basis points to 36.2%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, wages and benefits, the decline in volume, and the impact of the key customer contract renewal, along with supply chain inefficiencies. These items were partially offset by productivity gains, including benefits resulting from the manufacturing footprint reduction in the prior year.

Gross profit included restructuring and restructuring related charges ($0.1 in 2018 and $7.0 in 2017). Excluding these charges, adjusted gross profit decreased $13.1 (8%) and adjusted gross profit margin decreased 240 basis points to 36.2%.

Operating expenses increased $1.4 (2%) to $63.6, and operating expenses as a percentage of net revenue increased 60 basis points to 15.3%, primarily due to wage and benefit inflation, an increase in variable compensation, and an increase in restructuring and restructuring related charges, partially offset by current year productivity improvements.

Operating expenses included $0.2 of restructuring and restructuring related charges in 2018. Excluding these charges, adjusted operating expenses increased $1.2 (2%), and adjusted operating expenses as a percentage of net revenue increased 60 basis points to 15.3% in 2018.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$12.9	2.9	$10.7	2.7	$34.4	2.7	$29.0	2.5
Business acquisition, development, and integration costs	0.1	—	0.1	—	2.6	0.2	0.5	0.1
Restructuring and restructuring related charges	—	—	0.1	—	0.8	—	2.4	0.2
Operating expenses	$13.0	2.9	$10.9	2.7	$37.8	2.9	$31.9	2.8

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Operating expenses increased $2.1 (19%), primarily due to an increase in growth investments and cost inflation, partially offset by a decrease in restructuring and restructuring related charges. These expenses as a percentage of net revenue were 2.9%, an increase of 20 basis points from 2017.

Core operating expenses increased $2.2 (21%). These expenses as a percentage of net revenue were 2.9%, an increase of 20 basis points from 2017.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Operating expenses increased $5.9 (18%), primarily due to an increase in business acquisition, development, and integration costs, variable compensation, and growth investments, partially offset by a decrease in restructuring and restructuring related charges. These expenses as a percentage of net revenue were 2.9%, an increase of 10 basis points from 2017.

Core operating expenses increased $5.4 (19%). These expenses as a percentage of net revenue were 2.7%, an increase of 20 basis points from 2017.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income	$36.2	$34.6	$34.0	$90.5
Interest income	(0.3)	(0.2)	(1.1)	(0.5)
Interest expense	5.5	6.5	17.8	18.9
Income tax expense	15.2	16.6	52.5	38.2
Depreciation and amortization	14.2	13.5	42.0	42.1
EBITDA	$70.8	$71.0	$145.2	$189.2
Impairment charge	—	—	63.4	—
Business acquisition, development, and integration	0.1	0.4	2.6	1.0
Restructuring and restructuring related	0.5	0.9	1.7	8.8
Adjusted EBITDA	$71.4	$72.3	$212.9	$199.0

Consolidated net income increased $1.6 (5%) for the three months ended June 30, 2018, compared to the same period in fiscal 2017. The increase was primarily due to higher volume in the Process Equipment Group, as well as pricing and productivity improvements, favorable impact of the Tax Act on the effective tax rate, and a decrease in interest expense driven by lower average borrowings. This increase was partially offset by cost inflation, increased proportion of large plastics projects with lower margins, and the impact of a multi-year contract renewal with a key customer at Batesville that included an upfront incentive. Foreign currency impact increased consolidated net income by 3%.

Consolidated adjusted EBITDA decreased $0.9 (1%) for the three months ended June 30, 2018, compared to the same period in fiscal 2017. The decrease was primarily driven by cost inflation, increased proportion of large plastics projects with lower margins, and the impact of a multi-year contract renewal with a key customer at Batesville that included an upfront incentive. This decrease was partially offset by higher volume in the Process Equipment Group, as well as pricing and productivity improvements. Foreign currency impact increased adjusted EBITDA by 2%.

Consolidated net income decreased $56.5 (62%) for the nine months ended June 30, 2018, compared to the same period in fiscal 2017. The decrease was primarily due to the impairment charges recorded in the Process Equipment Group segment in 2018 of $63.4. In addition, net income was negatively impacted by cost inflation, increased proportion of large plastics projects with lower margins, an increase in variable compensation, an increase in business acquisition, development, and integration costs, and the unfavorable impact of the Tax Act on the effective tax rate. This decrease in consolidated net income was partially offset by higher volume in the Process Equipment Group, as well as pricing and productivity improvements, a decrease in interest expense driven by lower average borrowings, and a decrease in restructuring and restructuring related charges. Foreign currency impact increased consolidated net income by 4%.

Consolidated adjusted EBITDA increased $13.9 (7%) for the nine months ended June 30, 2018, compared to the same period in fiscal 2017. The increase was primarily driven by higher volume in the Process Equipment Group, as well as pricing and productivity improvements. This increase in adjusted EBITDA was partially offset by cost inflation, increased proportion of lower margin, large system projects in plastics, and an increase in variable compensation. Foreign currency impact increased adjusted EBITDA by 3%.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first nine months of 2018 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes and our Facility as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $717.1 of borrowing capacity available under the Facility as of June 30, 2018, of which $698.7 of borrowing capacity is immediately available based on our most restrictive covenant at June 30, 2018, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $7.3 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we are required to maintain adequate capacity to provide the guarantees. As of June 30, 2018, we had guarantee arrangements totaling $250.3, under which $208.0 was utilized for this purpose. These arrangements include the €150.0 L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Pursuant to the Tax Act, we have recognized a provisional accrued Transition Tax of $28.9 on the unrepatriated earnings of our foreign subsidiaries. The cash at our international subsidiaries totaled $64.3 at June 30, 2018. With the enactment of the Tax Act, we are evaluating our future plans for deployment of this cash.

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

Our anticipated contribution to our pension plans in 2018 is $9.9, of which $8.2 was made during the nine months ended June 30, 2018. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2017, which will require approximately $13.0 each quarter based on our outstanding common stock at June 30, 2018. We increased our quarterly dividend in 2018 to $0.2075 per common share from $0.2050 per common share paid in 2017. We are authorized by our Board of Directors to purchase up to $200.0 of our common stock in total under our existing share repurchase program, and may make such purchases, depending on market conditions and other needs for cash consistent with our growth strategy. We repurchased approximately 471,500 shares of our common stock during the third quarter of fiscal 2018, at a total cost of approximately

$21.7. At June 30, 2018, we had approximately $40.0 remaining for share repurchases under the existing authorization by the Board of Directors.

We believe existing cash, cash flows from operations, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Nine Months Ended June 30,
(in millions)	2018	2017
Cash flows provided by (used in)
Operating activities	$156.3	$103.7
Investing activities	(15.7)	(12.3)
Financing activities	(134.5)	(72.5)
Effect of exchange rates on cash and cash equivalents	(1.0)	0.6
Increase in cash and cash equivalents	$5.1	$19.5

Operating Activities

Operating activities provided $156.3 of cash during the first nine months of fiscal year 2018, and provided $103.7 of cash during the first nine months of fiscal year 2017, a $52.6 (51%) increase.  The increase in operating cash flow was primarily due to our $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017, partially offset by an increase in working capital requirements and an increase of $17.0 in cash paid for taxes.

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

Investing Activities

The $3.4 increase in cash used in investing activities in the first nine months of fiscal 2018 was primarily due to an increase in capital expenditures and decrease in proceeds from sales of property, plant, and equipment.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed to fund an acquisition.  Daily borrowing and repayment activity under the Facility may fluctuate significantly between periods as we fulfill the capital needs of our business units. Cash used in financing activities during the first nine months of 2018 was $134.5, including $39.2 of debt repayments, net of proceeds.  Cash used in financing activities in the first nine months of fiscal 2017 was $72.5. The increase in cash used in financing activities was primarily due to an increase in payments on the Facility and an increase in repurchases of common stock in 2018. This increase was partially offset by borrowings used to fund the $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 that did not repeat in 2018.

We returned approximately $39.1 to shareholders during the first nine months of 2018 in the form of quarterly dividends.  We increased our quarterly dividend in 2018 to $0.2075 per common share from $0.2050 per common share paid during 2017. We repurchased approximately 1,377,000 shares of our common stock in 2018, at a total cost of approximately $60.6.

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

Changes in the United States political environment and global trade disruption could negatively impact our business.

The 2016 presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and have resulted in and could result in additional changes in, legislation, regulation and government policy. While it is not possible to predict whether and when any such additional changes will occur, changes at the local, state or federal level could significantly impact our business and the industries in which we compete.  Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, changes to existing trade agreements or entry into new trade agreements, import and export regulations, tariffs and customs duties, public company reporting requirements, environmental regulation and antitrust enforcement.  In addition, countries that are central to our businesses have imposed and been subject to imposition and threatened imposition of retaliatory tariffs upon various raw materials and finished goods, including steel and others that are important to our businesses. To the extent changes in the political environment have a negative impact on the Company or our markets, it may materially and adversely impact our business, results of operations and financial condition in the periods to come.

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

In addition, the recently enacted Tax Act makes significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the domestic corporate tax rate, limitations on certain corporate deductions and credits, and a Transition Tax on the deemed repatriation of foreign earnings. Some of the Tax Act changes could have a negative impact on our business. The estimated impact of the new law is based on management’s current knowledge and assumptions; recognized impacts could be materially different from current estimates based on actual results in 2018 and our further analysis of the new law. Changes in other tax laws or tax rulings could also have a material impact on our effective tax rate. Additionally, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that could increase our tax obligations in many countries where we do business. Any changes in the taxation of our activities in such jurisdictions may result in a material increase in our effective tax rate.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

April	275,470	$45.91	275,470	$49.0
May	191,410	$46.26	191,410	$40.2
June	4,643	$46.00	4,643	$40.0
Total	471,523	$46.05	471,523	$40.0

On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of June 30, 2018, we had repurchased approximately 4,950,000 shares for approximately $160 in the aggregate. Such shares were classified as treasury stock. We repurchased approximately 471,500 shares of our common stock during the third quarter of fiscal 2018, at a total cost of approximately $21.7. At June 30, 2018, we had approximately $40.0 remaining for share repurchases under the existing authorization by the Board of Directors.

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

HILLENBRAND, INC.

Date: August 1, 2018	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: August 1, 2018		/s/ Megan A. Walke
Megan A. Walke
Interim Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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

Exhibit 3.4	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 31, 2017)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance document
Exhibit 101.SCH	Schema document
Exhibit 101.CAL	Calculation linkbase document
Exhibit 101.LAB	Labels linkbase document
Exhibit 101.PRE	Presentation linkbase document
Exhibit 101.DEF	Definition linkbase document

*                 Filed herewith.