Form 10-K
period 2018-09-30
Hillenbrand, Inc.
filed 2018-11-13
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended September 30, 2018
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 30, 2018 was $2,868,342,913.  As of November 8, 2018, 62,347,253 shares of common stock were outstanding.
Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The proxy statement will be filed no later than January 5, 2019.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted by the U.S government on December 22, 2017, on the Company’s financial position, results of operations, and cash flows. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of this Form 10-K.  We assume no obligation to update or revise any forward-looking statements.

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

GENERAL

Hillenbrand (www.Hillenbrand.com) is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world. Hillenbrand’s portfolio is composed of two business segments: the Process Equipment Group and Batesville®. The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world. Batesville is a recognized leader in the death care industry in North America. Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries unless context otherwise requires.

Although Hillenbrand has been a public company for a little more than ten years, the businesses owned by Hillenbrand have been in operation for many decades.

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

We believe the Process Equipment Group has attractive fundamentals including:

•	Geographic diversification;

•	A parts and service business with historically stable revenue and attractive margins;

•	A customer base that is highly diversified and has a strong history of long-term relationships with blue-chip end user customers; and

•	Proven products with substantial brand value and recognition, combined with industry-leading applications and engineering expertise.

Batesville

Batesville is a leader in the North American death care industry through the manufacture and sale of funeral service products, including burial caskets, cremation caskets, containers and urns, other personalization and memorialization products, and web-based technology applications.

We believe Batesville has attractive fundamentals including:

•	Historically predictable strong cash flow and attractive margins;

•	Historically high return on invested capital; and

•	Substantial brand value and recognition, combined with quality service, a nationwide distribution network, and a strong customer base.

How We Operate

We strive to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (HOM). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

Our strategy is to leverage our historically strong financial foundation and the implementation of the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow and then reinvest available cash in new growth initiatives focused on building platforms with leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

REPORTABLE SEGMENTS

Process Equipment Group

The Process Equipment Group designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals and mining, energy, wastewater treatment, forest products, and other general industrials.  The Process Equipment Group uses its strong applications and process engineering expertise to solve problems for customers.  Its highly engineered capital equipment and systems offerings require after-market service and/or parts replacement, providing an opportunity for ongoing revenue at attractive margins.

Process Equipment Group:  Products and Services

The Process Equipment Group product portfolio has grown through a series of acquisitions over the past eight years and now includes products and services for compounding, extrusion, and material handling; size reduction; screening and separating; and flow control.  The Process Equipment Group businesses are supported by replacement parts and services that represent approximately 33% of the group’s total revenue.  Products are offered under brand names that are recognized among the leaders in their respective categories.

•	Compounding, Extrusion, and Material Handling Equipment, and Equipment System Design

•
Twin screw compounding and extrusion machines range from small laboratory compounding machines to high performance, high throughput extrusion systems. Small and mid-sized compounders are used by customers in engineering plastics, masterbatch, PVC, and other applications for the plastics, chemical, and food and pharmaceutical industries.  Extrusion systems are sold to customers in the polyolefin industry for base resin production.  All of these extrusion products are sold under the Coperion® brand.

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

•
Compounding, extrusion, and material handling equipment can be sold as a complete system, where strong application and process engineering expertise is used to design and create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale manufacturing lines and turnkey systems.  Larger system sales are generally fulfilled over 12 to 18 months.  Some portion of revenue for large system sales typically comes from third-party-sourced products that carry only a small up-charge. As a result, margin percentages tend to be lower on these large system sales when compared to the rest of the business.

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

•
Pump solutions mainly consist of piston and piston diaphragm pump technologies that transfer abrasive or corrosive fluids and fluids with a high sludge or solids content for mission critical applications. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets. This equipment lends itself to a superior total cost of ownership over time compared to other pumping technologies.

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

Process Equipment Group:  Customers

The Process Equipment Group has customers in a wide range of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals and mining, energy, wastewater treatment, and forest products.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one Process Equipment Group customer accounted for more than 10% of Hillenbrand’s consolidated revenue during 2018.  For large or customized orders, customers generally pay a deposit and make progress payments in accordance with the project progress.  Often, long-term relationships are established with these customers.

The Process Equipment Group’s sales are diversified by end markets, and further penetration of these end markets is an important element of its strategy.  Currently, projects in the plastics industry represent greater than half of the Process

Equipment Group’s sales.  Geographically, approximately two-thirds of the revenue in the Process Equipment Group comes from the Americas and EMEA (Europe, the Middle East, and Africa), with the remaining third coming from Asia.

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

The Process Equipment Group brands face strong competition in the markets where they compete. Competitors range in size from small, privately-held companies serving narrow market segments or geographical areas to larger, well-known global companies serving national and international markets with multiple product lines.  We believe the Process Equipment Group’s diversification into multiple industries and markets, its base of replacement parts business, and its strong worldwide network of suppliers and dealers will allow it to maintain leadership positions even during economic downturns.

Process Equipment Group:  Raw and Component Materials

The manufacturing of the Process Equipment Group’s products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings that are assembled with other component parts that generally require particular specifications or qualifications purchased from third-party suppliers.  Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from single sources.  Volatility in the prices the Process Equipment Group pays for raw materials used in its products, including sheet metals and steel, has a direct effect on profitability. The Process Equipment Group regularly takes steps designed to mitigate the impact of volatility in raw and component material prices, including executing Lean initiatives and various pricing and sourcing actions.  In instances where third-party suppliers are depended upon for outsourced products or components, there is risk of customer dissatisfaction with the quality or performance of the products sold due to supplier failure.  In addition, difficulties experienced by third-party suppliers can interrupt the ability to obtain the outsourced product and ultimately to supply products to customers.  Regardless, we believe the Process Equipment Group will generally be able to continue to obtain adequate supplies of key products or appropriate substitutes at reasonable costs.

Process Equipment Group:  Strategy

The Process Equipment Group seeks profitable growth through the following strategic initiatives:

•	Build and grow leadership positions in our current platforms

•	Build leadership positions in core and near adjacent markets through the introduction of new products and services leveraging our process expertise.

•	Leverage our geographic presence to improve access to underpenetrated channels and local regions in developed and emerging markets.

•	Pursue acquisitions that strengthen or establish our leadership position in key markets.

•	Utilize the Hillenbrand Operating Model principles and tools to strengthen our competitive position and maintain an optimal cost structure to support profitability

•	Continually improve processes to be more consistent and cost efficient and to yield industry leading quality products and services that our customers value.

Batesville

Batesville® is a recognized leader in the death care industry in North America, where it has been designing, manufacturing, distributing, and selling funeral service products and solutions to licensed funeral directors operating licensed funeral homes for more than 100 years.

Batesville:  Products and Services

As the needs of funeral professionals and consumers have evolved, Batesville has expanded its offerings with innovative products, value-added services, and digital tools to help funeral directors assist families in creating meaningful services.  Today, the company provides solutions under three primary platforms: (1) Burial Solutions, which accounts for the majority of Batesville’s revenue, (2) Cremation Options®, and (3) Technology Solutions.

•	Burial Solutions

•
As a recognized leader in the death care industry in North America, Batesville has been on the forefront of product innovation for more than 60 years. The company has introduced new interior and exterior design elements, materials, finishes, and proprietary features that align with consumer trends and preferences, while adding value for funeral professionals and consumers. Batesville’s product portfolio covers the full spectrum in variety and value, with metal and wood caskets to appeal to different consumers.

•	Cremation Options®

•
The Cremation Options® platform is focused on helping funeral professionals profitably serve the growing number of consumers choosing cremation.  In addition to a broad line of cremation caskets, containers, urns, remembrance jewelry, and keepsakes, Batesville offers training, merchandising, packaging support, and marketing support materials to educate funeral directors and consumers on product and service options.

•	Technology Solutions

•
Batesville’s technology solutions enhance the consumer experience and create business efficiencies for over 6,000 funeral homes and cemeteries across North America. The company offers a suite of integrated, easy-to-use technology products and services, including funeral home websites, e-commerce solutions, digital selection and arrangement software, and business management systems for funeral homes and cemeteries.

Batesville also offers an expansive assortment of personalization and memorialization elements that can be incorporated into products and services to capture the individuality of the loved one and create a unique and meaningful experience for the family. Personalization is available on both burial and cremation products using Batesville’s proprietary LifeSymbols® designs, LifeStories® medallions and keepsakes, LifeView® panels, embroidered tribute panels, and MemorySafe® Drawer. Funeral directors can also create themed obituaries, personalize video tributes and provide other tailored offerings for families using Batesville’s web technology.

Batesville:  Sales, Distribution, and Operations

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

Batesville has sales contracts in place with certain national death care service providers and also serves more than 11,500 independent, privately owned funeral homes across North America.  None of Batesville’s customers accounted for more than 10% of Hillenbrand’s consolidated revenue during 2018.

Batesville:  Customer Preferences and Demographics

The death of a family member causes most people to seek the services of a state-licensed funeral director.  Although caskets and urns can be purchased from a variety of sources, including internet sellers and casket stores, the overwhelming majority of consumers who arrange a funeral purchase these products directly from a funeral home. Consumer spending on caskets and urns has not kept pace with inflation, negatively impacting product mix. We anticipate this trend in consumer spending will continue, which would result in mix decline in the foreseeable future.

Demand for Batesville products and services is partially impacted by a few key external factors: U.S. and Canadian population demographics, the number of deaths annually, and the rate at which consumers select cremation. The combination of these primary factors has negatively impacted the burial volume trend in recent years, although periodic fluctuations can impact demand and revenue in a given quarter and year. We anticipate the negative trend in burial demand will continue in the foreseeable future as the higher number of deaths among the aging post-World War II baby boomer generation is more than offset by the continued shift toward cremation. As a percentage of total deaths, the estimated cremation rate in 2018 was approximately 52% in the U.S. and 71% in Canada (Source: Cremation Association of North America).

Batesville:  Competition

Batesville is a recognized leader in the death care products industry, competing with several national and regional casket manufacturers, as well as more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments.  Some non-traditional death care providers, such as large discount retail stores, casket stores, and internet casket retailers also sell caskets directly to consumers.  The industry has seen foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  Sales from these non-traditional and foreign providers collectively currently represent less than 10% of total casket sales in North America. We expect declining casket demand and existing domestic over-capacity to continue to put added economic pressures on casket manufacturers and distributors.

Batesville:  Raw Materials

Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, plastic and zinc in the manufacture of its caskets.  Although most of these raw materials are generally available from several sources, some are currently procured from a single source.

Volatility in raw material prices, including steel, fuel, and petroleum-based products, has a direct effect on Batesville’s profitability.  The company generally does not engage in hedging transactions for these purchases but does enter into fixed-price supply contracts at times.  Batesville regularly takes steps designed to mitigate the impact of volatility in raw material and fuel prices, including executing Lean initiatives and various sourcing actions.

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

Batesville:  Strategy

While we believe there are opportunities to generate additional revenue within a wider range of death care products and services, sustaining volume in the burial casket space continues to be a top priority.  Batesville’s leadership team is focused on two strategic initiatives to sustain burial volume:

•	Grow leadership position in the death care industry

•	Focus on building and delivering value propositions that align with the needs of each customer segment to continue Batesville’s mission of helping families honor the lives of those they love®.

•	Utilize the Hillenbrand Operating Model principles and tools to strengthen our leadership position and maintain an optimal cost structure to support profitability

•	Continually improve processes to be more consistent and efficient and to yield industry leading quality products and services that our customers value.

HILLENBRAND INTELLECTUAL PROPERTY

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

Our ability to compete effectively depends, to an extent, on our ability to maintain the proprietary nature of our intellectual property. In the past, certain of our products have been copied and sold by others and could continue to be.  Hillenbrand vigorously seeks to enforce its intellectual property rights.  However, we may not be sufficiently protected by our various patents, trademarks, and service marks, and they may be challenged, invalidated, cancelled, narrowed, or circumvented.  Beyond that, we may not receive the pending or contemplated patents, trademarks, or service marks for which we have applied or filed.

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

HILLENBRAND EMPLOYEES

At September 30, 2018, we had approximately 6,500 employees worldwide.  Approximately 3,100 employees were located within the U.S. and 3,400 employees were located outside of the U.S., primarily throughout Europe and China.  Approximately 2,700 employees in North America and Europe work under collective bargaining agreements.  Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions and workers’ councils representing those employees.  As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 13, 2018.

Joe A. Raver, 52, has served as a director and as President and Chief Executive Officer of the Company since September 2013. He has served as President of the Company’s Process Equipment Group since March 2011. Mr. Raver was elected as a director of Applied Industrial Technologies, Inc. (“AIT,”) a leading industrial distributor serving MRO and OEM customers in virtually every industry in August 2017. In October 2017, Mr. Raver was appointed to both the Audit and the Corporate Governance committees of AIT. He previously served as President of Batesville Casket Company from 2008 to 2011.  He also previously served as Vice President and General Manager of the respiratory care division of Hill-Rom Holdings (“Hill-Rom,” f/k/a Hillenbrand Industries, Inc.), a leading global provider of medical equipment and services and the Company’s former parent, as well as Hill-Rom’s Vice President of Strategy and Shared Services.  Prior to that, Mr. Raver spent 10 years in a variety of leadership positions at Batesville Casket Company and Hill-Rom.

Kristina A. Cerniglia, 52, was elected Senior Vice President, Chief Financial Officer effective August 2014. Ms. Cerniglia has more than 30 years of industrial experience. Before assuming the role as Hillenbrand’s Chief Financial Officer, she spent 17 years serving in a variety of leadership roles, most recently as Vice President and Corporate Controller (2010-2014), at Stanley Black & Decker, a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems. Prior to that, she spent nine years of her career at United Technologies Corporation in various financial roles.

Kimberly K. Ryan, 51, was elected President of Coperion GmbH effective September 2015. Since August 2018, she also oversees the Company’s Rotex business. Ms. Ryan has also been a Senior Vice President of Hillenbrand since April 2011. Prior to being appointed President of Coperion, Ms. Ryan served as President of Batesville effective April 2011. Ms. Ryan has also served as a member of the Board of Directors of Kimball International, Inc. since 2014, including as a member of the Audit Committee during that time and as Chair of the Board since November 2018. Prior to joining Hillenbrand from 2006 until 2011, Ms. Ryan served as Senior Vice President, North America, Post-Acute Care of Hill-Rom Holdings. Prior to that, she held various senior and leadership roles at Hillenbrand Industries, Inc., our former parent, and its subsidiaries, including leading its Turnaround Program, Shared Services, and Information Technology from 2005 to 2007, and from 2000 to 2005 serving in roles including Vice President, Shared Services; Vice President, Batesville Business Information Systems; and Director, Enterprise Systems. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, strategy, operations, logistics, and information technology.

Christopher H. Trainor, 48, was elected President of Batesville Casket Company effective September 2015, after having served as Senior Vice President, CFO and Chief Administrative Officer. Mr. Trainor has also been a Senior Vice President of Hillenbrand since December 2015. Mr. Trainor joined Batesville in 2010 as Vice President and Chief Financial Officer and was later assigned additional responsibilities for oversight of Human Resources and Information Technology. Prior to joining Batesville, Mr. Trainor spent 17 years with Kraft Foods where he held a variety of finance roles in both the United States and United Kingdom.
J. Michael Whitted, 46, was elected Senior Vice President Strategy and Corporate Development effective June 2018. Prior to joining the Company, Mr. Whitted served as Vice President, Corporate Development for SPX Corporation and SPX Flow, Inc. from 2001 to 2015. Prior to that, he served as a Vice President for Bear Stearns from 1998 to 2001, where he led corporate finance and M&A advisory transactions. Mr. Whitted’s experience prior to Bear Stearns included corporate finance and M&A advisory roles at CIBC World Markets, Bankers Trust, and First Chicago NBD.

Glennis A. Williams, 42, was elected Senior Vice President & Chief Human Resources Officer effective July 2017. Ms. Williams brings with her nearly 20 years of experience in human resources, serving most recently as Vice President, Global Human Resources for Welbilt Inc. in New Port Richey, Florida, from 2016 to 2017. Prior to that, she served as Vice President of Human Resources at Joy Global from 2013 to 2016 and as a Human Resources Leader at Westinghouse Electric.

Nicholas R. Farrell, 39, was elected Vice President, General Counsel and Secretary effective October 2015, and in December 2016 was also named as the Company's Chief Compliance Officer.  Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel, and prior to his current role served as Vice President, Associate General Counsel and Assistant Secretary, beginning in 2014.  Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Sanders.

James A. Hooven, 47, was elected Vice President, Hillenbrand Operating Model effective June 2017. Mr. Hooven has over 20 years of experience with diversified industrial manufacturing companies. He most recently served as General Manager with SL Industries (purchased by Handy & Harman in 2016). Prior to that, he served as Vice President of Operational Excellence at SL Industries and served in various operational roles at Danaher and Trane.

Timothy C. Ryan, 46, was elected Vice President, Chief Accounting Officer and Controller effective September 2018. Mr. Ryan joined the Company from Martin Marietta Materials, where he served as Assistant Corporate Controller from 2015 to 2018. Prior to that, he served as Global Controller for Robert Bosch GmbH (formerly the Service Solutions division of SPX Corporation) from 2011 to 2015 and as Business Unit Controller, SPX Service Solutions America, from 2008 to 2011. Prior to SPX Service Solutions, Mr. Ryan spent seven years in various accounting and reporting roles at public and private manufacturing companies. Mr. Ryan spent the first six years of his career, beginning in 1995, in public accounting at Deloitte & Touche LLP. Mr. Ryan is a Certified Public Accountant.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

Our website is www.hillenbrand.com.  We make available on this website, free of charge, access to press releases, conference calls, our annual and quarterly reports, and other documents filed with or furnished to the Securities and Exchange Commission (SEC) as soon as reasonably practicable after these reports are filed or furnished.  We also make available through the “Investors” section of this website information related to the corporate governance of the Company, including position specifications for the Chairperson and each of the members of the Board of Directors, as well as for committee chairpersons; the Corporate Governance Standards of our Board of Directors; the charters of each of the standing committees of the Board of Directors; our Code of Ethical Business Conduct; our Global Anti-Corruption Policy; and our Supply Chain Transparency Policy.  All of these documents are also available to shareholders in print upon request.

All reports and documents filed with the SEC are also available via the SEC website, www.sec.gov.

Item 1A.    RISK FACTORS

In this section of the Form 10-K, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning securities.  This information should be assessed along with the other information we provide you in this Form 10-K and that we file from time to time with the SEC.  Like most companies, our business involves risks.  The risks described below are not the only risks we face, but these are the ones we currently think have the potential to significantly affect stakeholders in our Company if they were to develop adversely (due to size, volatility, or both).  We exclude risks that we believe are inherent in all businesses broadly as a function of simply being “in business.”  Additional risks not currently known or considered immaterial by us at this time and thus not listed below could also result in adverse effects on our business.  We have assigned the risks into categories to help you understand from where they emanate (e.g. the overall Company or a specific segment).

Risks Related to Hillenbrand

1.A key component of our growth strategy is making significant acquisitions, some of which may be outside the industries in which we currently operate.  We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions.  If an acquisition were to perform unfavorably, it could have an adverse impact on our business and results of operations.

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

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  Continuing uncertainties in the eurozone, including future implications from the voluntary exit of the United Kingdom from the European Union and uncertainties in China and emerging markets may depress demand in these areas and create additional risk to our financial results.

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

We derived approximately 48%, 44%, and 44% of our revenue from our operations outside the U.S. for the years ended September 30, 2018, 2017, and 2016.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

Our international business is subject to risks that are often encountered in non-U.S. operations, including:

•
interruption in the transportation of materials to us and finished goods to our customers, including conditions where recovery from natural disasters may be delayed due to country-specific infrastructure and resources;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic condition, including with respect to safety and health issues;

•	trade protection measures and import or export licensing requirements;

•	unexpected changes in laws or regulatory requirements, including unfavorable changes with respect to tax, trade, or sanctions compliance matters;

•	limitations on ownership and on repatriation of earnings and cash;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in enforcing contract and property rights under local law;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.

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

4.	Uncertainty in the United States political environment and in trade policy could negatively impact our business.

The political environment in the United States has created significant uncertainty with respect to, and has resulted in and could result in additional changes in, legislation, regulation, international relations, and government policy. While it is not possible to predict whether and when any such additional changes will occur, changes at the local, state or federal level could significantly impact our business and the industries in which we compete.  Specific legislative and regulatory developments and proposals that could have a material impact on us involve matters including (but not limited to) changes to existing trade agreements or entry into new trade agreements, sanctions policies, import and export regulations, tariffs, taxes and customs duties, public company reporting requirements, environmental regulation, and antitrust enforcement.  In addition, certain countries that are central to our businesses have imposed and/or been subject to imposition or have threatened imposition of retaliatory tariffs in response to tariffs imposed by the U.S. upon various raw materials and finished goods, including steel and others that are important to our businesses. To the extent changes in the political or regulatory environment have a negative impact on the Company or the markets in which we operate, it may materially and adversely impact our business, results of operations and financial condition in the periods to come.

The U.S. government has at times indicated a willingness to significantly change, and has in some cases significantly changed, trade policies and/or agreements. This exposes us to risks of disruption and cost increases in our established patterns for sourcing our raw materials, and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in U.S. tariffs, quotas, trade relationships or agreements, or tax law could reduce the supply of goods available to us or increase our cost of goods. Although such changes would in many cases have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could materially and adversely impact our business, results of operations and financial condition in the periods to come.

5.We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these parties.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate U.S. and/or non-U.S. laws, including laws governing payments to government officials, bribery, fraud, anti-kickback, false claims, competition, export and import compliance, trade sanctions promulgated by the Office of Foreign Asset Control (“OFAC”), anti-money laundering, and data privacy.  In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other parties for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced corruption to some degree.  Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions; could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits; could cause us to incur significant legal fees; and could damage our reputation.

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

Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made.  Several of the raw materials used in the manufacture of our products currently are procured from a single source.  If any of these sole-source suppliers were unable to deliver these materials for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities, or other factors, or if we were unable to negotiate acceptable terms for the supply of materials with these sole-source suppliers, our business could be adversely affected.  We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs.  Extended unavailability of a necessary raw material could cause us to cease manufacturing one or more products for a period of time, which could also lead to loss of customers.

8. The Company could face labor disruptions that would interfere with operations.

As of September 30, 2018, approximately 42% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

9. Increasing competition for highly skilled and talented workers could adversely affect our business.
The successful implementation of our business strategy depends, in part, on our ability to attract and retain a skilled workforce. Because of the complex nature of many of our products and services, we are generally dependent on a thoroughly trained and highly skilled workforce, including, for example, our engineers. In many of the geographies where we operate, we face a potential shortage of qualified employees. The increasing competition for highly skilled and talented employees could result in higher compensation costs, difficulties in maintaining a capable workforce, and leadership succession planning challenges. Although we believe we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could have a material adverse effect on our business, financial condition, and results of operations.

10. We are involved from time to time in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are often high-deductible policies.  It is difficult to measure the actual loss that might be incurred related to litigation or other potential claims, and the ultimate outcome of claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows. For a more detailed discussion of claims, see Note 11 to our financial statements included in Part II, Item 8, of this Form 10-K.

11. Our capital allocation strategy could result in a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.

As of September 30, 2018, our outstanding debt was $344.6.  This level of debt and additional debt we may incur in the future could have important consequences to our businesses.  For example:

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

12. The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure.

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

In addition, cybersecurity threats and sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems, networks, and services, as well as the confidentiality and integrity of the Company’s data. Cyber-attacks, security breaches, and other cyber incidents could include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks, and other attacks. Sensitive information is also stored by our vendors and on the platforms and networks of third-party providers. Cyber-attacks on the Company, our vendors, or our third-party providers could result in inappropriate access to intellectual property, personally identifiable information of our global workforce, suppliers, or customers, or personal credit card or other payment information of our customers. Potential consequences of a successful cyber-attack or other cybersecurity incident include remediation costs, increased cybersecurity protection costs, lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack, litigation and legal risks including governmental or regulatory enforcement actions, increased insurance premiums, reputational damage that adversely affects customer or investor confidence, and damage to the Company’s competitiveness, stock price, and long-term shareholder value. While we have taken steps to maintain and enhance the appropriate cybersecurity and address these risks by implementing enhanced security technologies, internal controls, and business continuity plans, these measures may not be adequate.

Regulators globally are increasingly imposing greater fines and penalties for privacy and data protection violations. For example, in 2018 the European Union enacted a new and expanded set of compliance requirements on companies, like ours, that collect or process personal data from citizens living in the European Union. Failure to comply with these or other data protection regulations could expose us to potentially significant liabilities. If the Company suffers a loss or disclosure of business or stakeholder information due to security breaches, and if business continuity plans do not effectively address these issues on a timely basis, the Company may suffer interruption in its ability to manage operations, as well as reputational, competitive, or business harm, which could have a material adverse effect on our business, financial condition, and results of operations.

13. The effective tax rate of the Company may be negatively impacted by economic downturns as well as future changes to tax laws in global jurisdictions in which we operate.

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

In addition, the recently enacted Tax Act makes significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the domestic corporate tax rate, limitations on certain corporate deductions and credits, and a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”). Some of the Tax Act changes could have a negative impact on our business. The estimated impact of the new law is based on management’s current knowledge and assumptions; recognized 2018 impacts could be materially different from current provisional amounts based on our further analysis of our international operations and data gathering efforts. We continue to analyze the impacts of certain provisions of the Tax Act as it pertains to provisions that are effective beginning with our fiscal year ending September 30, 2019. Changes in other tax laws or tax rulings could also have a material impact on our effective tax rate. Additionally, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that could increase our tax obligations in many countries where we do business. Any changes in the taxation of our activities in such jurisdictions may result in a material increase in our effective tax rate.

14. Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

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

 Risks Related to the Process Equipment Group

1.A significant portion of our investments in the Process Equipment Group includes goodwill and intangible assets that are subject to periodic impairment evaluations.  An impairment loss on these assets could have a material adverse impact on our financial condition and results of operations.

We acquired intangible assets with the acquisitions of Coperion, K-Tron (including TerraSource Global), Rotex, Abel, and Red Valve, portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets.  Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.

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

3.The Process Equipment Group derives significant revenues from the plastics industry.  Any decrease in demand for plastics or equipment used in the plastics industry, changes in technological advances, and changes in laws or regulations could have a material adverse effect on our business, financial condition, and results of operations.

The Process Equipment Group sells equipment, including extruders and compounding systems, to the plastics industry.  Sales volume is tied to the need for equipment used to produce plastics products, which may be significantly influenced by the demand for plastics, the capital investment needs of companies in the plastics industry, changes in technological advances, and changes in laws or regulations. As a result, any downturn in or disruption to the plastics industry or decrease in the demand for plastics could have a material adverse effect on our business, financial condition, and results of operations.

4.The Process Equipment Group derives revenues from the energy industry.  Any decrease in demand for electricity, oil, natural gas, coal, and mining equipment or an increase in regulation of the energy industry could have a material adverse effect on our business, financial condition, and results of operations.

A portion of the Process Equipment Group’s sales are affected by the consumption of resources including oil, natural gas, and coal.  The demand for oil, natural gas, coal, and mining equipment is dependent upon, among other things, the availability and cost of alternative sources of energy, such as solar, wind, or nuclear power.  Additionally, the cost of compliance with federal, state, local, and foreign laws and regulations on the energy industry may impact the demand for our products.  As a result, any downturn in or disruption to the oil, natural gas, or international coal and mining industries or decrease in the demand for electricity could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Batesville

1.Continued fluctuations in mortality rates and increased cremations may adversely affect the sales volume of our burial caskets.

The life expectancy of U.S. citizens has increased since the 1950s.  However, we do anticipate a modest increase in deaths for the foreseeable future driven by the aging U.S. population.

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

Finally, the number of deaths can vary over short periods of time and among different geographical areas due to a variety of factors, including the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza.  Such variations could cause the sale of burial caskets and cremation products to fluctuate from quarter to quarter and year to year, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

2.Batesville’s business is dependent on several major contracts with large national funeral providers. The relationships with these customers pose several risks.

Batesville has contracts with a number of national funeral home customers that constitute a sizeable portion of its overall sales volume.  Also, while contracts with national funeral service providers give Batesville important access to purchasers of death care products, they may obligate Batesville to sell products at contracted prices for extended periods of time, therefore limiting Batesville’s ability, in the short or medium term, to raise prices in response to significant increases in raw material prices or other factors. Any decision by national funeral home customers to discontinue or limit purchases from Batesville could have a material adverse effect on our financial condition, results of operations, and cash flows.

3.Batesville is facing competition from caskets manufactured abroad and imported into North America and from a number of non-traditional sources.

Some foreign casket manufacturers, mostly from China, import caskets into the U.S. and Canada.  In addition, non-traditional death care product providers, such as large discount retail stores, casket stores, and internet casket retailers could present more of a competitive threat to Batesville and its sales channel than is currently anticipated. Sales from these foreign and non-traditional providers currently represent less than 10% of total casket sales in North America, but this percentage could grow.  It is not possible to quantify the financial impact that these competitors will have on Batesville in the future.  These competitors and any new entrants into the funeral products business may drive pricing and other competitive actions in an industry that already has domestic production over-capacity.  Such competitive developments could have a negative impact on our results of operations and cash flows.

Item 1B.    UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we own.  At September 30, 2018, the Process Equipment Group operated 17 significant manufacturing facilities located in the U.S. (New Jersey, Kansas, Ohio, Illinois, North Carolina and Virginia), Germany, Switzerland, China, India, and the United Kingdom.  Nine of these facilities are owned and eight are leased.  The Process Equipment Group also leases or owns a number of sales offices in Europe, Asia, Canada, and South America.

At September 30, 2018, Batesville operated four significant manufacturing facilities located in Indiana, Tennessee, Mississippi, and Mexico.  Three of these facilities are owned and one is leased.  Batesville also leases or owns a number of warehouse distribution centers, service centers, and sales offices in the U.S., Mexico, Canada, and Australia.

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

As of November 8, 2018, we had approximately 1,800 shareholders of record.

Share Repurchases

The following table summarizes repurchases of common stock during the quarter ended September 30, 2018:

 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

July	7,865	$47.46	7,865	$39.6
August	650	$49.03	650	$39.6
September	—	$—	—	$39.6
Total	8,515	$47.58	8,515	$39.6

On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2018, we had repurchased approximately 4,950,000 shares for approximately $160.4 in the aggregate. Such shares were classified as treasury stock.  We repurchased approximately 1,385,600 shares of our common stock during 2018, at a total cost of approximately $61.0.  We repurchased approximately 8,500 shares of our common stock during the quarter ended September 30, 2018 at a total cost of approximately $0.4. At September 30, 2018, we had approximately $39.6 remaining for share repurchases under the existing Board authorization.

Item 6.        SELECTED FINANCIAL DATA

 (in millions, except per share data):

	2018	2017	2016	2015	2014
Net revenue	$1,770.1	$1,590.2	$1,538.4	$1,596.8	$1,667.2
Gross profit	$642.9	$591.3	$570.6	$570.4	$589.2
Net income(1)	$76.6	$126.2	$112.8	$111.4	$109.7
Earnings per share - basic	$1.21	$1.99	$1.78	$1.76	$1.74
Earnings per share - diluted	$1.20	$1.97	$1.77	$1.74	$1.72
Cash dividends per share	$0.83	$0.82	$0.81	$0.80	$0.79
Total assets	$1,864.6	$1,956.5	$1,959.7	$1,808.1	$1,918.5
Long-term obligations	$588.8	$678.9	$879.8	$798.1	$833.6
Cash flows provided by operating activities	$248.3	$246.2	$238.2	$105.0	$179.6
Cash flows used in investing activities	$(23.1)	$(13.5)	$(253.5)	$(29.5)	$(8.3)
Cash flows provided by (used in) financing activities	$(232.5)	$(215.1)	$21.6	$(83.2)	$(155.5)
Capital expenditures	$27.0	$22.0	$21.2	$31.0	$23.6
Depreciation and amortization	$56.5	$56.6	$60.4	$54.3	$58.4

(1)  Net income attributable to Hillenbrand

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(dollar amounts in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the year ended September 30, 2018, to the year ended September 30, 2017, and also compares our results for the year ended September 30, 2017, to the year ended September 30, 2016.  Unless otherwise stated, references to years relate to fiscal years. We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and exclude impairment charges, inventory step-up, expenses associated with business acquisition, development, and integration, and restructuring and restructuring related charges.  The related income tax for all of these items is also excluded.  The measures also exclude the non-recurring tax benefits and expenses related to the Tax Act. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.  The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of excluded items.  We believe this information provides a higher degree of transparency.

An important non-GAAP measure that we use is adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”).  A part of Hillenbrand’s strategy is to pursue acquisitions that strengthen or establish leadership positions in key markets.  Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions.  Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance.

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

We calculate the foreign currency impact on net revenue, gross profit, operating expenses, consolidated net income and consolidated adjusted EBITDA, in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in sales, either positively or negatively. The cost structures for Corporate and Batesville are generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review below where the impact is not significant.

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

2017 Tax Cuts and Jobs Act — On December 22, 2017, the Tax Act was enacted. While certain of the provisions of the Tax Act are effective for tax years beginning after December 31, 2017 (which corresponds to Hillenbrand’s fiscal year ending September 30, 2019), several provisions are effective for the fiscal year ending September 30, 2018. The Tax Act reduced the federal corporate tax rate from 35% to 21% and became effective on January 1, 2018. The Internal Revenue Code provides that our fiscal year ending September 30, 2018 had a blended U.S. corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21% will apply to future years.

Furthermore, Hillenbrand is subject to the Transition Tax. This Transition Tax is imposed on the deferred accumulated earnings of foreign subsidiaries at an effective rate of 15.5% of foreign earnings attributable to cash and cash equivalents and 8% of the residual foreign earnings. It is anticipated that Hillenbrand will elect to pay the Transition Tax over eight years. We have recorded tax expense based on an estimate of the annual effective rate taking into account the reduced corporate tax rate for the year. Additionally, during 2018, we recorded a deferred tax benefit for the impact of the reduced corporate tax rate on the U.S. net deferred tax liability and a provisional tax liability for the Transition Tax. We will not be able to precisely determine the amount of the Transition Tax until December 31, 2018 because certain required information is not yet available, including cumulative foreign earnings, as well as actual foreign taxes paid, to precisely compute the amount of the Transition Tax. Therefore, tax expense associated with this provision may be adjusted during the quarter ended December 31, 2018. During the quarter ended September 30, 2018, we have recorded an adjustment to the provisional tax expense recognized during the quarter ended December 31, 2017. We expect to recognize final adjustments to the provisional tax expense once we have determined the final actual tax impact, pursuant to SAB 118.

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

A portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method.  Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 25%, 25%, and 24% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2018, 2017, and 2016.

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

Retirement and Postretirement Plans — We sponsor retirement and postretirement benefit plans covering some of our employees.  Expense recognized for the plans is based upon actuarial valuations.  Inherent in those valuations are key assumptions including discount rates, expected returns on assets, and projected future salary rates.  The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our financial statements in the future. The discount rates used in the valuation of our defined benefit pension and postretirement benefit plans are evaluated annually based on current market conditions. We use a full yield curve approach in the estimation of the service and interest cost components of our defined benefit retirement plans. Under this approach, we applied discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g., built-in gains in interest cost in an upward sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the weighted-average expected rate of return on pension assets and the weighted-average discount rate.  Our weighted-average expected rate of return on domestic and international pension plan assets was 5.2%, 5.2%, and 4.9% at the end of 2018, 2017, and 2016. The weighted-average discount rate at the end of 2018 was 3.3% for the domestic and international pension plans and 4.0% for the postretirement healthcare plan.  A 50 basis-point change in the expected rate of return on domestic and international pension plan assets would change annual pension expense by $1.4.  A 50 basis-point change in the discount rate would change the annual domestic and international pension expense by $2.0 and the annual postretirement healthcare plan expense by less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon rates and assumptions at September 30, 2018, we expect the aggregate expense associated with our defined benefit and postretirement plans to decrease from $3.6 in 2018 to $3.3 in 2019. The expected decrease in expense is primarily due to increasing discount rates.

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

Uncertain Income Tax Positions — In assessing the need for reserves for uncertain tax positions, we make judgments regarding the technical merit of a tax position and, when necessary, an estimate of the settlement amount based upon the probability of the outcome.  At September 30, 2018, we had reserves of $12.1 established for uncertain tax positions based upon our estimates.  Our ability to make and update these estimates is limited to the information we have at any given point in time.  This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others.  As information available to us evolves, we update our reserves quarterly.  These updates can result in volatility to our income tax rate (particularly in a given quarter) if new information or developments result in a significant change in our estimate.

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

Asset Impairment Determinations — We have updated our critical accounting estimate for Asset Impairment Determinations to reflect the adoption of ASU 2017-04.

Goodwill and other intangible assets with indefinite lives, primarily trade names, are tested for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value may be impaired.

Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. For the purpose of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative test is elected, qualitative factors are assessed to determine whether it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. Such factors we consider in a qualitative analysis include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, Company-specific events, events affecting the reporting unit, and the overall financial performance of the reporting unit. If after performing the qualitative analysis, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company must perform the quantitative goodwill impairment test.

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

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also on the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that actual future earnings or cash flows of our reporting units will not decline significantly from our projections. We monitor any changes to our assumptions and evaluate goodwill as required or otherwise deemed warranted during future periods.

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

Testing for impairment of goodwill and indefinite lived assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate carrying value is impaired.  In connection with the preparation of the quarterly financial statements for the second quarter of 2018, an interim impairment assessment was performed at the reporting unit in the Process Equipment Group segment most directly impacted by domestic coal power and coal mining. During the quarter ended March 31, 2018, published industry reports reduced their forecasts for domestic coal production and consumption. The reporting unit also experienced a larger than expected decline in orders for equipment and parts used in the domestic coal mining and coal power industries. In conjunction with these events and as part of the long-term strategic forecasting process, the Company made the decision to redirect strategic investments for growth, significantly reducing the reporting unit’s terminal growth rate.  As a result of this change in expected future cash flows, along with comparable fair value information, management concluded that the reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $58.8. The pre-impairment goodwill balance for the reporting unit was $71.3.  A 10% further reduction in the fair value of this reporting unit would indicate a potential additional impairment of $7.4.

As a result of the required annual impairment assessment performed in the third quarter of 2018, the Company tested the recoverability of its goodwill, and in all reporting units, the fair value of goodwill was determined to exceed the carrying value, resulting in no further impairment of goodwill. As of September 30, 2018, the fair value of the reporting unit in the Process Equipment Group segment that is most directly impacted by domestic coal mining and coal power exceeded its carrying value by less than 10%.

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

An impairment charge of $4.6 pre-tax ($3.5 after tax) was recorded during the quarter ended March 31, 2018 for trade names most directly impacted by domestic coal mining and coal power. As of September 30, 2018, we had approximately $4 of trade name book value remaining in the Process Equipment Group segment most directly impacted by domestic coal mining and coal power. In conjunction with our impairment testing, we also reassessed the useful lives of other definite-lived intangible assets specific to the intangibles impacted by domestic coal mining and coal power, resulting in no significant changes in amortization.

As a result of the required annual impairment assessment performed in the third quarter of 2018, the fair value of trade names was determined to meet or exceed the carrying value for all trade names, resulting in no further impairment to trade names.

EXECUTIVE OVERVIEW

Hillenbrand is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world.  Hillenbrand’s portfolio is composed of two business segments: the Process Equipment Group and Batesville®. The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world. Batesville is a recognized leader in the death care industry in North America.

We strive to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through deployment of the HOM. The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

Our strategy is to leverage our historically strong financial foundation and the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow and then reinvest available cash in new growth initiatives focused on building platforms with leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30,
Hillenbrand	2018	2017	2016
Net revenue	$1,770.1	$1,590.2	$1,538.4
Gross profit	642.9	591.3	570.6
Operating expenses	378.9	344.4	346.5
Amortization expense	30.2	29.2	33.0
Impairment charge	63.4	—	—
Interest expense	23.3	25.2	25.3
Other (expense) income, net	(0.6)	(4.2)	(1.7)
Income tax expense	65.3	59.9	47.3
Net income(1)	76.6	126.2	112.8

(1) Net income attributable to Hillenbrand

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

Net revenue increased $179.9 (11%), which included favorable foreign currency impact (3%).

•	The Process Equipment Group’s net revenue increased $191.3 (19%) primarily due to higher volume (14%). Foreign currency impact increased net revenue by 4%.

•	Batesville’s net revenue decreased $11.4 (2%) primarily due to a decrease in volume (2%).

Gross profit increased $51.6 (9%), which included favorable foreign currency impact (2%). Gross profit margin decreased 90 basis points to 36.3%. On an adjusted basis, which excluded restructuring and restructuring related charges, gross profit increased $45.0 (8%), and adjusted gross profit margin decreased 120 basis points to 36.4%.

•
The Process Equipment Group’s gross profit increased $65.9 (17%), primarily due to higher volume (14%). Foreign currency impact increased gross profit by 4%. Gross profit margin decreased 50 basis points to 36.6% in 2018, primarily driven by the increased proportion of lower margin, large systems projects in plastics, partially offset by productivity and pricing improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.3 in 2018 and $0.6 in 2017. Excluding these charges, adjusted gross profit increased $65.6 (17%), which included favorable foreign currency impact (4%). Adjusted gross profit margin decreased 40 basis points to 36.7% compared to prior year.

•
Batesville’s gross profit decreased $14.3 (7%) and gross profit margin decreased 180 basis points to 35.6%. The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, wages and benefits, and the decline in volume, along with supply chain inefficiencies. These items were partially offset by productivity gains, including benefits resulting from the manufacturing footprint reduction in the prior year.

Batesville’s gross profit included restructuring and restructuring related charges ($0.5 in 2018 and $6.8 in 2017). Excluding these charges, adjusted gross profit decreased $20.6 (9%) and adjusted gross profit margin decreased 290 basis points to 35.7%.

Operating expenses increased $34.5 (10%) primarily due to an increase in variable compensation, cost inflation, litigation expenses, and growth investments, as well as higher business acquisition, development, and integration costs, partially offset by a decrease in restructuring and restructuring related charges. Foreign currency impact increased operating expenses by 3%. Operating expenses as a percentage of net revenue improved 30 basis points to 21.4%. Operating expenses included the following items:

	Year Ended September 30,
	2018	2017
Business acquisition, development, and integration costs	$3.5	$1.1
Restructuring and restructuring related charges	1.7	4.9

On an adjusted basis, which excludes business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses increased $35.3 (10%), which included unfavorable foreign currency impact (3%). Adjusted operating expenses as a percentage of net revenue improved 20 basis points to 21.1% compared to the prior year.

Amortization expense increased $1.0 (3%), due to unfavorable foreign currency impact of (3%).

Impairment charge increased $63.4 due to the goodwill and trade name impairments recorded in the second quarter of 2018. For more information, see Note 2 to our financial statements included in Part II, Item 8, of this Form 10-K.

Interest expense decreased $1.9, primarily due to lower average borrowings and a reduction in the fee for our revolving credit facility (the “Facility”).

Other (expense) income, net was $0.6 of other expense in fiscal 2018, compared to $4.2 of other expense in fiscal 2017. The decrease in expense was primarily driven by higher equity earnings from affiliates.

The effective tax rate was 44.6% in fiscal 2018 compared to 31.8% in fiscal 2017. The higher effective tax rate in the period primarily results from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment. Additionally, the impact of the Tax Act resulted in a higher tax rate as compared to the prior year driven by the items discussed below. The Tax Act resulted in a reduced domestic statutory rate (21% versus 35%). The Internal Revenue Code provides that our fiscal year ending September 30, 2018 had a domestic blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The domestic statutory tax rate of 21% will apply to future years. The impact of the tax rate reduction was recognized in the rate applied to earnings as well as a tax benefit of $13.7 related to the revaluation of our domestic net deferred tax liability.

The favorable adjustments related to the revaluation of our domestic net deferred tax liability were more than offset by the provisional recognition of $29.2 tax expense for the Transition Tax to be partially offset by current year foreign tax credits and foreign tax credit carryforwards of approximately $4.6. We will not be able to precisely determine the amount of the Transition Tax until the quarter ended December 31, 2018, because certain required information is not yet available, including cumulative foreign earnings, as well as actual foreign taxes paid, to precisely compute the amount of the Transition Tax. Therefore, tax expense associated with this provision may be adjusted during the quarter ended December 31, 2018.

Our adjusted effective income tax rate, which excludes the impact of the impairment charge, Transition Tax, and the revaluation of the deferred tax balances as a result of the Tax Act, was 25.9% in fiscal 2018, compared to 32.1% in fiscal 2017. The reduction in the effective tax rate resulting from the Tax Act was partially offset by an increase in the reserve for unrecognized tax benefits.

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

Net revenue increased $51.8 (3%), which included an unfavorable foreign currency impact of less than 1%.

•
The Process Equipment Group’s revenue increased $63.5 (7%) primarily due to higher volume (7%) and four additional months of Red Valve revenue (1%) in 2017. Foreign currency impact decreased net revenue by 1%.

•	Batesville’s revenue decreased $11.7 (2%) primarily due to a decrease in volume (3%), partially offset by an increase in average selling price (1%).

Gross profit increased $20.7 (4%), which included an unfavorable foreign currency impact (0.2%). Gross profit margin improved 10 basis points to 37.2%. On an adjusted basis, which excluded restructuring and restructuring related charges and inventory step-up charges, gross profit increased $22.0 (4%), and adjusted gross profit margin improved 10 basis points to 37.6%.

•
The Process Equipment Group’s gross profit increased $33.5 (10%), primarily driven by higher volume. Foreign currency decreased gross profit by less than 1%. Gross profit margin improved 110 basis points to 37.1%, primarily driven by pricing and productivity improvements, the higher margin associated with Red Valve, a decrease in restructuring and restructuring related charges, inventory step-up charges related to the Abel and Red Valve acquisitions in fiscal 2016 that did not repeat in fiscal 2017, and savings related to restructuring actions taken in 2016, partially offset by unfavorable product mix.

•
Gross profit included restructuring and restructuring related charges ($0.6 in 2017 and $3.2 in 2016) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit increased $28.5 (8%) and adjusted gross profit margin improved 50 basis points to 37.1% in 2017.

•
Batesville’s gross profit decreased $12.8 (6%), and gross profit margin decreased 150 basis points to 37.4%. The decrease in gross profit and gross profit margin was primarily due to an increase in restructuring and restructuring related charges, higher commodity and fuel costs, and the decline in volume, partially offset by productivity improvements across the supply chain including the impact of one-time projects, along with an increase in average selling price.

Gross profit included restructuring and restructuring related charges ($6.8 in 2017 and $0.5 in 2016). Excluding these charges, adjusted gross profit decreased $6.5 (3%) and adjusted gross profit margin decreased 40 basis points to 38.6%, primarily driven by higher commodity and fuel costs and the decline in volume, partially offset by the increase in average selling price.

Operating expenses decreased $2.1 (1%) primarily due to lower compensation and benefits resulting from fiscal 2016 restructuring actions, current year productivity initiatives, a decrease in acquisition and integration costs, a decrease in restructuring and restructuring related charges, and a trade name impairment in 2016 that did not repeat in 2017, partially offset by four additional months of Red Valve operating expenses in 2017, an increase in variable compensation, and an increase in sales and marketing investments. Foreign currency impact decreased operating expenses by 0.3%. Operating expenses as a percentage of net revenue improved by 80 basis points to 21.7% in 2017. Operating expenses included the following items:

	Year Ended September 30,
	2017	2016
Business acquisition, development, and integration costs	$1.1	$3.7
Restructuring and restructuring related charges	4.9	6.4
Trade name impairment	—	2.2

On an adjusted basis, which excluded business acquisition, development, and integration costs, restructuring and restructuring related charges, and a trade name impairment, operating expenses increased $4.2 (1%) which included favorable foreign currency impact (0.1%). Our adjusted operating expense-to-revenue ratio improved by 40 basis points to 21.3% in 2017.

Amortization expense decreased $3.8 (12%) primarily due to backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, partially offset by amortization on the acquired intangibles of Red Valve.

Interest expense was flat compared to 2016, primarily due to higher interest rates on lower debt balances.

Other (expense) income, net increased $2.5 from $1.7 of expense in 2016 to $4.2 of expense in 2017, primarily driven by an increase in foreign exchange loss.

The income tax rate was 31.8% in 2017 compared to 28.8% in 2016. The increase was primarily a result of the recognition of a deferred tax liability for unremitted earnings, a one-time reduction in the domestic manufacturer’s deduction, and a change in the geographic mix of income. These unfavorable items were partially offset by a decrease in the valuation allowance against deferred tax assets in 2017. For more information, see Note 7 to our financial statements included in Part II, Item 8, of this Form 10-K. Excluding the tax effect of the adjustments discussed above, our adjusted effective income tax rate was 32.1% in 2017 compared to 29.5% in 2016.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Year Ended September 30,
	2018		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$1,219.5	100.0	$1,028.2	100.0	$964.7	100.0
Gross profit	446.9	36.6	381.0	37.1	347.5	36.0
Operating expenses	244.0	20.0	218.1	21.2	212.5	22.0
Amortization expense	30.2	2.5	29.0	2.8	32.7	3.4
Impairment Charge	63.4	5.2	—	—	—	—

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

Net revenue increased $191.3 (19%) primarily due to higher volume (14%) largely driven by increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and parts and service. Foreign currency impact increased net revenue by 4%.

We expect future revenue for the Process Equipment Group to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Though backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter. The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and revenue. Revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars. Backlog increased $182.6 (29%) from $632.2 on September 30, 2017, to $814.8 on

September 30, 2018, primarily driven by an increase in orders for large polyolefin projects in the plastics industry. We expect the majority of backlog at September 30, 2018 to be realized as revenue in 2019. Foreign currency impact decreased order backlog by 3%.

Gross profit increased $65.9 (17%) primarily due to higher volume largely driven by increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and parts and service. Foreign currency impact increased gross profit by 4%. Gross profit margin decreased 50 basis points to 36.6% in 2018, primarily driven by the increased proportion of lower margin, large systems projects in plastics, partially offset by productivity and pricing improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges ($0.3 in 2018 and $0.6 in 2017). Excluding these charges, adjusted gross profit increased $65.6 (17%), which included favorable foreign currency impact (4%). Adjusted gross profit margin decreased 40 basis points to 36.7% compared to prior year.

Operating expenses increased $25.9 (12%), primarily driven by an increase in variable compensation, litigation expenses, and cost inflation. Foreign currency impact increased operating expenses by 4%. Operating expenses as a percentage of net revenue improved 120 basis points to 20.0% in 2018.

Operating expenses included business acquisition, development, and integration costs ($0.1 in 2018 and $0.6 in 2017) and restructuring and restructuring related charges ($0.5 in 2018 and $2.2 in 2017).  Excluding these items, adjusted operating expenses increased $28.1 (13%), which included unfavorable foreign currency impact (4%). Adjusted operating expenses as a percentage of net revenue improved 90 basis points to 20% in 2018.

Amortization expense increased $1.2 (4%) primarily due to unfavorable foreign currency impact of (4%).

Impairment charge increased $63.4 due to the goodwill and trade name impairments recorded in the second quarter of 2018. For more information, see Note 2 to our financial statements included in Part II, Item 8, of this Form 10-K.

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

Net revenue increased $63.5 (7%), primarily due to higher volume (7%) largely driven by increased demand for plastics projects and screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and four additional months of Red Valve revenue (1%) in 2017. Foreign currency impact decreased net revenue by 1%.

Gross profit increased $33.5 (10%), primarily driven by higher volume. Gross profit included restructuring and restructuring related charges ($0.6 in 2017 and $3.2 in 2016) and inventory step-up charges related to the Abel and Red Valve acquisitions ($2.4 in 2016). Excluding these items, adjusted gross profit increased $28.5 (8%) and adjusted gross profit margin improved 50 basis points to 37.1% in 2017.

Operating expenses increased $5.6 (3%) primarily driven by four additional months of Red Valve operating expenses in fiscal year 2017, an increase in variable compensation, and an increase in sales and marketing investments, partially offset by a decrease in restructuring and restructuring related charges, and a trade name impairment recorded in 2016 that did not repeat in 2017. Our operating expense-to-revenue ratio improved by 80 basis points to 21.2%.

Operating expenses included business acquisition, development, and integration costs ($0.6 in 2017 and $0.3 in 2016), restructuring and restructuring related costs ($2.2 in 2017 and $4.8 in 2016), and a trade name impairment in 2016 of $2.2. Excluding these items, adjusted operating expenses increased $10.1 (5%), primarily driven by four additional months of Red Valve operating expenses in fiscal year 2017, an increase in variable compensation, and an increase in sales and marketing investments. Adjusted operating expenses as a percentage of net revenue improved 40 basis points to 20.9% in 2017.

Amortization expense decreased $3.7 (11%) primarily due to backlog amortization related to Abel and Red Valve in fiscal
2016 that did not repeat in fiscal 2017, partially offset by amortization on the acquired intangibles of Red Valve.

OPERATIONS REVIEW — BATESVILLE

	Year Ended September 30,
	2018		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$550.6	100.0	$562.0	100.0	$573.7	100.0
Gross profit	196.0	35.6	210.3	37.4	223.1	38.9
Operating expenses	84.1	15.3	83.9	14.9	91.4	15.9
Amortization expense	—	—	0.2	—	0.3	0.1

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

Net revenue decreased $11.4 (2%), primarily due to a decrease in volume (2%). The decrease in volume was primarily driven by the estimated increased rate at which families opted for cremation.

Gross profit decreased $14.3 (7%), and gross profit margin decreased 180 basis points to 35.6%. The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, wages and benefits, and the decline in volume, along with supply chain inefficiencies. These items were partially offset by productivity gains, including benefits resulting from the manufacturing footprint reduction in the prior year.

Batesville’s gross profit included restructuring and restructuring related charges ($0.5 in 2018 and $6.8 in 2017). Excluding restructuring and restructuring related charges, adjusted gross profit decreased $20.6 (9%) and adjusted gross profit margin decreased 290 basis points to 35.7% in 2018.

Operating expenses increased $0.2 (0.2%) to $84.1 in 2018, and operating expenses as a percentage of net revenue increased 40 basis points to 15.3%, primarily due to wage and benefit inflation and an increase in restructuring and restructuring related charges, partially offset by current year productivity improvements.

Operating expenses included $0.5 of restructuring and restructuring related charges in 2018. Excluding these charges, adjusted operating expenses decreased $0.3 (0.4%), and adjusted operating expenses as a percentage of net revenue increased 30 basis points to 15.2% in 2018.

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

Net revenue decreased $11.7 (2%), primarily due to a decrease in volume (3%), partially offset by an increase in average selling price (1%).  Lower volume was driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation, as well as product line simplification initiatives.

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

Operating expenses decreased $7.5 (8%) to $83.9 in 2017, and operating expenses as a percentage of net revenue improved 100 basis points to 14.9%, primarily due to lower compensation and benefits resulting from fiscal year 2016 restructuring actions, fiscal year 2017 productivity initiatives, and a decrease in restructuring and restructuring related charges.

Operating expenses included restructuring and restructuring related charges of $1.1 in 2016. Excluding these charges, adjusted operating expenses decreased $6.4 (7%) and our adjusted operating expense-to-revenue ratio improved 80 basis points to 14.9%, primarily due to lower compensation and benefits resulting from fiscal 2016 restructuring actions and fiscal year 2017 productivity initiatives.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2018		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Core operating expenses	$46.7	2.7	$39.2	2.5	$38.7	2.5
Business acquisition, development, and integration costs	3.4	0.2	0.5	—	3.4	0.2
Restructuring and restructuring related charges	0.7	—	2.7	0.2	0.5	0.1
Operating expenses	$50.8	2.9	$42.4	2.7	$42.6	2.8

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

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

Operating expenses increased $8.4 (20%) in 2018, primarily due to an increase in growth investments, business acquisition, development, and integration costs, and variable compensation, partially offset by a decrease in restructuring and restructuring related charges. These expenses as a percentage of net revenue were 2.9%, an increase of 20 basis points from 2017.

Core operating expenses increased $7.5 (19%) in 2018, primarily due to an increase in growth investments and variable compensation. These expenses as a percentage of net revenue were 2.7%, an increase of 20 basis points from 2017.

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

Operating expenses decreased $0.2 (0.5%) in 2017, primarily due to a decrease in business acquisition, development, and integration costs, partially offset by an increase in restructuring and restructuring related charges and an increase in variable compensation.

Core operating expenses increased $0.5 (1%) in 2017, primarily due to an increase in variable compensation. These expenses as a percentage of net revenue were flat compared to 2016.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA.

	Year Ended September 30,
	2018	2017	2016
Consolidated Net Income	$81.2	$128.4	$116.8
Interest income	(1.4)	(0.9)	(1.2)
Interest expense	23.3	25.2	25.3
Income tax expense	65.3	59.9	47.3
Depreciation and amortization	56.5	56.6	60.4
EBITDA	$224.9	$269.2	$248.6
Impairment charges	63.4	—	2.2
Business acquisition, development, and integration	3.5	1.1	3.7
Inventory step-up	—	—	2.4
Restructuring and restructuring related	2.5	10.7	10.2
Adjusted EBITDA	$294.3	$281.0	$267.1

Consolidated net income for 2018 compared to 2017 decreased $47.2 (37%). The decrease was primarily due to the impairment charges recorded in the Process Equipment Group segment in 2018 of $63.4. In addition, net income was negatively impacted by cost inflation, an increased proportion of large plastics projects with lower margins, an increase in variable compensation, a decrease in volume at Batesville, and the unfavorable impact of the Tax Act on the effective tax rate. This decrease in consolidated net income was partially offset by higher volume in the Process Equipment Group, as well as pricing and productivity improvements, and a decrease in restructuring and restructuring related charges. Foreign currency impact increased consolidated net income by 2%.

Consolidated adjusted EBITDA for 2018 compared to 2017 increased $13.3 (5%). The increase was primarily driven by higher volume in the Process Equipment Group, as well as pricing and productivity improvements. This increase in adjusted EBITDA was partially offset by cost inflation, an increased proportion of large plastics projects with lower margins, an increase in variable compensation, and a decrease in volume at Batesville. Foreign currency impact increased adjusted EBITDA by 2%.

Consolidated net income for 2017 compared to 2016 increased $11.6 (10%), primarily driven by the increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, as well as increased earnings associated with the acquisition of Red Valve, pricing and productivity improvements, backlog amortization related to Abel and Red Valve in fiscal 2016 that did not repeat in fiscal 2017, savings related to restructuring actions taken in 2016, a reduction in business acquisition, development, and integration costs, inventory step-up charges related to Abel and Red Valve in 2016 that did not repeat in 2017, and a trade name impairment in 2016 that did not repeat in 2017. This increase in consolidated net income was partially offset by unfavorable product mix, lower demand for industrial equipment and parts used in power and mining (including coal), a decrease in volume at Batesville, an increase in the effective tax rate, increased commodity and fuel costs at Batesville, and an increase in variable compensation. Foreign currency impact increased consolidated net income by less than 1%.

Adjusted EBITDA for 2017 compared to 2016 increased $13.9 (5%), primarily driven by the increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and equipment and systems used in food and pharmaceutical applications, as well as increased earnings associated with the acquisition of Red Valve, pricing and productivity improvements, and savings related to restructuring actions taken in 2016. This increase in consolidated adjusted EBITDA was partially offset by unfavorable product mix, lower demand for industrial equipment and parts used in power and mining (including coal), a decrease in volume at Batesville, increased commodity and fuel costs at Batesville, and an increase in variable compensation. Foreign currency impact decreased adjusted EBITDA by less than 1%.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months and how we intend to use it.  We describe actual results in generating and utilizing cash by comparing 2018 to 2017.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes and our Facility as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $797.0 of borrowing capacity available under the Facility as of September 30, 2018, of which $769.2 of borrowing capacity is immediately available based on our most restrictive covenant at September 30, 2018, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $7.3 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of September 30, 2018, we had guarantee arrangements totaling $248.4, under which $196.5 was utilized for this purpose. These arrangements include the €150.0 Syndicated Letter of Guarantee Facility Agreement entered into on March 8, 2018 (the “L/G Facility Agreement”) by and among the Company and certain of its affiliates, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent. Under the L/G Facility Agreement, unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. The majority of foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Pursuant to the Tax Act, we have recognized a provisional accrued Transition Tax of $29.2 on the unrepatriated earnings of our foreign subsidiaries to be partially offset by current year foreign tax credits and foreign tax credit carryforwards of approximately $4.6. The cash at our international subsidiaries totaled $48.7 at September 30, 2018. With the enactment of the Tax Act, we continue to actively evaluate our future plans for deployment of this cash.

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

The Tax Act will require the Company to pay tax on remitted earnings of its foreign subsidiaries in an estimated net amount of $24.6. The portion of this tax we anticipate to pay in the next twelve months is $2.0, with the remainder to be paid over the next seven years. In addition, we expect the lower corporate tax rate of 21% to benefit our cash flow in current and future periods; however, the amount and use of those benefits has not yet been determined.

Our anticipated contribution to our pension plans in 2019 is $10.0. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2018, which will require approximately $13.0 each quarter based on our outstanding common stock at September 30, 2018. We are authorized by our Board of Directors to purchase up to $200.0 of our common stock in total under our existing share repurchase program, and may make such purchases, depending on market conditions and other needs for cash consistent with our growth strategy. At September 30, 2018, we had approximately $39.6 remaining for share repurchases under the existing authorization by the Board of Directors. See Part II, Item 5 within this Form 10-K for more information on share repurchases.

We believe existing cash, cash flows from operations, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Year Ended September 30,
(in millions)	2018	2017	2016
Cash flows provided by (used in)
Operating activities	$248.3	$246.2	$238.2
Investing activities	(23.1)	(13.5)	(253.5)
Financing activities	(232.5)	(215.1)	21.6
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(3.6)	(2.6)
(Decrease) increase in cash and cash equivalents	$(10.0)	$14.0	$3.7

Operating Activities

Operating activities provided $248.3 of cash during 2018, and provided $246.2 of cash during 2017, a $2.1 (0.9%) increase.  The increase in operating cash flow was primarily due to our $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 that did not repeat in 2018, partially offset by the timing of working capital requirements during 2018, and an increase of $20.7 in cash paid for taxes.

Operating activities provided $246.2 of cash during 2017, in contrast to providing $238.2 of cash during 2016, an $8.0 (3%) increase. This increase was primarily due to a decrease in working capital requirements within the Process Equipment Group, which was partially offset by the $80 contribution to our U.S. defined benefit pension plan in 2017. In addition, as a result of the pension contribution, tax payments were lower in 2017 by approximately $30. The decrease in working capital requirements was primarily driven by the timing of project orders, the associated advanced payments, and decreased payables to suppliers that were outstanding at the end of 2017.

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

Investing Activities

The $9.6 increase in cash used in investing activities during 2018 was primarily due to an increase in capital expenditures, a decrease in return on investment capital from affiliates, and a decrease in proceeds from sales of property, plant, and equipment.

Cash used in investing activities in 2017 compared to 2016 decreased $240.0 primarily due to the 2016 acquisitions of Abel and Red Valve, partially offset by higher capital expenditures in 2017.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed to fund an acquisition.  Daily borrowing and repayment activity under the Facility may fluctuate significantly between periods as we fulfill the capital needs of our business units. Cash used in financing activities during 2018 was $232.5, including $120.2 of debt repayments, net of proceeds.  Cash used in financing activities in 2017 was $215.1. The increase in cash used in financing activities was primarily due to an increase in payments on the Facility and an increase in repurchases of common stock in 2018. This increase was partially offset by borrowings used to fund the $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 that did not repeat in 2018 and a decrease in net proceeds on stock plans.

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

We returned $52.1 to shareholders in 2018 in the form of quarterly dividends.  We increased our quarterly dividend in 2018 to $0.2075 per common share from $0.2050 paid during 2017 and $0.2025 paid in 2016.  We repurchased approximately 1,385,600 shares of our common stock during 2018, for a total cost of approximately $61.0.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements outside of those disclosed previously in the Ability to Access Cash section or the Contractual Obligations and Contingent Liabilities and Commitments section below.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations as of September 30, 2018.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the financial statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
10 year, 5.5% fixed rate senior unsecured notes	$150.0	$—	$150.0	$—	$—
Revolving credit facility (1)	95.7	—	—	95.7	—
Series A Notes	100.0	—	—	—	100.0
Interest on financing agreements (2)	53.9	15.4	20.7	12.2	5.6
Operating lease obligations (noncancelable)	104.3	20.4	30.0	20.2	33.7
Purchase obligations (3)	290.6	258.6	31.5	0.5	—
Defined benefit plan funding (4)	127.8	10.6	20.9	20.2	76.1
Other long-term liabilities (5)	39.6	6.6	7.9	5.6	19.5
Total contractual obligations (6)	$961.9	$311.6	$261.0	$154.4	$234.9

(1)	Our revolving credit facility expires in December 2022. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.

(2)
Cash obligations for interest requirements relate to our fixed-rate debt obligation at its contractual rate and borrowings under the variable-rate revolving credit facility at its current rate at September 30, 2018.

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

(6)
We have excluded from the table our $12.1 liability related to uncertain tax positions as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.

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

We are exposed to various market risks.  We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.  Our primary exposures are to:  fluctuations in market prices for purchases of certain commodities; volatility in interest rates associated with our revolving credit facility; volatility in the fair value of the assets held by our pension plans; and variability in exchange rates in foreign locations.

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

At September 30, 2018, we had $95.7 outstanding under our $900.0 revolving credit facility. We are subject to interest rate risk associated with our revolving credit facility, which bears a variable rate of interest that is based upon the lender’s base rate or the LIBOR rate.  The interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.  Assuming these borrowings remain at $95.7 for 12 months, a one percentage point change in the related interest rates would increase or decrease our annual interest expense by approximately $1.0. Based upon debt balances as of September 30, 2017, a one percentage point change in the related interest rates would have increased or decreased our annual interest expense by approximately $1.7 (net of related interest rate swap impact).

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

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  As of September 30, 2018 and 2017, a 10% change in the foreign exchange rates affecting unhedged balance sheet exposures would have impacted pre-tax earnings by less than 1%.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our balance sheet.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation or depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of approximately $53 and $55 as of September 30, 2018 and 2017.

Item 8.        Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework).  The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2018.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

By:	/s/ Timothy C. Ryan
Timothy C. Ryan
Vice President, Controller and Chief Accounting Officer

By:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

By:	/s/ Joe A. Raver
Joe A. Raver
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hillenbrand, Inc. and its subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill impairment in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 13, 2018

We have served as the Company’s auditor since 2007.

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended September 30,
	2018	2017	2016
Net revenue	$1,770.1	$1,590.2	$1,538.4
Cost of goods sold	1,127.2	998.9	967.8
Gross profit	642.9	591.3	570.6
Operating expenses	378.9	344.4	346.5
Amortization expense	30.2	29.2	33.0
Impairment charge	63.4	—	—
Interest expense	23.3	25.2	25.3
Other (expense) income, net	(0.6)	(4.2)	(1.7)
Income before income taxes	146.5	188.3	164.1
Income tax expense	65.3	59.9	47.3
Consolidated net income	81.2	128.4	116.8
Less: Net income attributable to noncontrolling interests	4.6	2.2	4.0
Net income(1)	$76.6	$126.2	$112.8

Net income(1) — per share of common stock
Basic earnings per share	$1.21	$1.99	$1.78
Diluted earnings per share	$1.20	$1.97	$1.77
Weighted-average shares outstanding — basic	63.1	63.6	63.3
Weighted-average shares outstanding — diluted	63.8	64.0	63.8

Cash dividends per share	$0.8300	$0.8200	$0.8100

(1) Net income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2018	2017	2016
Consolidated net income	$81.2	$128.4	$116.8
Other comprehensive (loss) income, net of tax
Currency translation	(7.9)	24.9	(9.8)
Pension and postretirement (net of tax of $1.3, $10.9, and $4.8)	4.3	22.2	(13.1)
Net unrealized (loss) gain on derivative instruments (net of tax of $0.0, $1.0, and $0.2)	(0.1)	1.7	0.7
Total other comprehensive income (loss), net of tax	(3.7)	48.8	(22.2)
Consolidated comprehensive income	77.5	177.2	94.6
Less: Comprehensive income attributable to noncontrolling interests	3.9	2.4	3.7
Comprehensive income(2)	$73.6	$174.8	$90.9

(2) Comprehensive income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$56.0	$66.0
Trade receivables, net	218.5	206.1
Receivables from long-term manufacturing contracts	120.3	125.2
Inventories	172.5	151.6
Prepaid expenses	25.2	28.2
Other current assets	18.1	16.5
Total current assets	610.6	593.6
Property, plant, and equipment, net	142.0	150.4
Intangible assets, net	487.3	523.9
Goodwill	581.9	647.5
Other assets	42.8	41.1
Total Assets	$1,864.6	$1,956.5

LIABILITIES
Current Liabilities
Trade accounts payable	$196.8	$158.0
Liabilities from long-term manufacturing contracts and advances	125.9	132.3
Current portion of long-term debt	—	18.8
Accrued compensation	71.9	66.9
Other current liabilities	137.1	135.7
Total current liabilities	531.7	511.7
Long-term debt	344.6	446.9
Accrued pension and postretirement healthcare	120.5	129.6
Deferred income taxes	76.4	75.7
Other long-term liabilities	47.3	26.7
Total Liabilities	1,120.5	1,190.6

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.9 and 63.8 shares issued, 62.3 and 63.1 shares outstanding)	—	—
Additional paid-in capital	351.4	349.9
Retained earnings	531.0	507.1
Treasury stock (1.6 and 0.7 shares)	(67.1)	(24.4)
Accumulated other comprehensive loss	(84.2)	(81.2)
Hillenbrand Shareholders’ Equity	731.1	751.4
Noncontrolling interests	13.0	14.5
Total Shareholders’ Equity	744.1	765.9

Total Liabilities and Equity	$1,864.6	$1,956.5

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2018	2017	2016
Operating Activities
Consolidated net income	$81.2	$128.4	$116.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56.5	56.6	60.4
Impairment charges	63.4	—	2.2
Deferred income taxes	3.7	37.1	(4.7)
Net loss (gain) on disposal or impairment of property	0.7	(4.6)	0.3
Equity in net loss (income) from affiliates	—	0.4	(0.3)
Share-based compensation	12.1	10.5	8.5
Trade accounts receivable and receivables on long-term manufacturing contracts	(13.0)	10.7	9.7
Inventories	(24.0)	5.4	11.3
Prepaid expenses and other current assets	(0.1)	(6.2)	5.5
Trade accounts payable	41.6	17.2	30.2
Accrued expenses and other current liabilities	5.8	64.6	(10.7)
Income taxes payable	23.0	4.8	3.8
Defined benefit plan funding	(10.9)	(90.6)	(15.5)
Defined benefit plan expense	3.6	6.4	11.9
Other, net	4.7	5.5	8.8
Net cash provided by operating activities	248.3	246.2	238.2

Investing Activities
Capital expenditures	(27.0)	(22.0)	(21.2)
Proceeds from sales of property, plant, and equipment	3.7	5.7	2.0
Acquisitions of businesses, net of cash acquired	—	—	(235.4)
Return of investment capital from affiliates	—	3.2	1.1
Other, net	0.2	(0.4)	—
Net cash used in investing activities	(23.1)	(13.5)	(253.5)

Financing Activities
Repayments on term loan	(148.5)	(13.5)	(9.0)
Proceeds from revolving credit facility, net of financing costs	1,094.0	819.3	719.8
Repayments on revolving credit facility	(1,065.7)	(953.0)	(627.2)
Payment of dividends on common stock	(52.1)	(51.9)	(51.1)
Repurchases of common stock	(61.0)	(28.0)	(21.2)
Net proceeds on stock plans	7.1	13.7	11.1
Other, net	(6.3)	(1.7)	(0.8)
Net cash (used in) provided by financing activities	(232.5)	(215.1)	21.6

Effect of exchange rate changes on cash and cash equivalents	(2.7)	(3.6)	(2.6)

Net cash flows	(10.0)	14.0	3.7

Cash and cash equivalents:
At beginning of period	66.0	52.0	48.3
At end of period	$56.0	$66.0	$52.0

Cash paid for interest	$20.7	$20.3	$22.7
Cash paid for income taxes	$38.9	$18.2	$48.0

 See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2015	63.6	$350.9	$372.1	0.7	$(21.0)	$(107.9)	$11.7	$605.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(21.9)	(0.3)	(22.2)
Net income	—	—	112.8	—	—	—	4.0	116.8
Issuance/retirement of stock for stock awards/options	0.1	(11.2)	—	(0.7)	22.3	—	—	11.1
Share-based compensation	—	8.5	—	—	—	—	—	8.5
Purchases of common stock	—	—	—	0.7	(21.2)	—	—	(21.2)
Dividends	—	0.5	(51.6)	—	—	—	(1.5)	(52.6)
Balance at September 30, 2016	63.7	348.7	433.3	0.7	(19.9)	(129.8)	13.9	646.2
Total other comprehensive loss, net of tax	—	—	—	—	—	48.6	0.2	48.8
Net income	—	—	126.2	—	—	—	2.2	128.4
Issuance/retirement of stock for stock awards/options	0.1	(9.8)	—	(0.7)	23.5	—	—	13.7
Share-based compensation	—	10.5	—	—	—	—	—	10.5
Purchases of common stock	—	—	—	0.7	(28.0)	—	—	(28.0)
Dividends	—	0.5	(52.4)	—	—	—	(1.8)	(53.7)
Balance at September 30, 2017	63.8	349.9	507.1	0.7	(24.4)	(81.2)	14.5	765.9
Total other comprehensive income, net of tax	—	—	—	—	—	(3.0)	(0.7)	(3.7)
Net income	—	—	76.6	—	—	—	4.6	81.2
Issuance/retirement of stock for stock awards/options	0.1	(11.2)	—	(0.5)	18.3	—	—	7.1
Share-based compensation	—	12.1	—	—	—	—	—	12.1
Purchases of common stock	—	—	—	1.4	(61.0)	—	—	(61.0)
Dividends	—	0.6	(52.7)	—	—	—	(5.4)	(57.5)
Balance at September 30, 2018	63.9	$351.4	$531.0	1.6	$(67.1)	$(84.2)	$13.0	$744.1

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

1.              Background

Hillenbrand, Inc. (“Hillenbrand”) is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world.  We strive to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM. Hillenbrand’s portfolio is composed of two business segments:  the Process Equipment Group and Batesville®.  The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world.  Batesville is a recognized leader in the death care industry in North America.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries unless context otherwise requires.

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

Restricted cash - Restricted cash of $0.5 and $0.8 are included in Other current assets in the Consolidated Balance Sheets at September 30, 2018 and 2017.

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing accounts receivable portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We generally hold trade accounts receivable until they are collected.  At September 30, 2018 and 2017, we had reserves against trade receivables of $22.2 and $21.6.

Inventories are valued at the lower of cost or market.  Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 30% and 32% of inventories at September 30, 2018 and 2017.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods.  If the FIFO method of inventory accounting, which approximates current cost, had been used for inventory accounted for using the LIFO method, that inventory would have been approximately $15.7 and $15.0 higher than reported at September 30, 2018 and 2017.

	September 30,
	2018	2017
Raw materials and components	$68.3	$52.6
Work in process	44.7	55.4
Finished goods	59.5	43.6
Total inventories	$172.5	$151.6

Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method based on estimated useful lives of three to 50 years for buildings and improvements and three to 25 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected in the Company’s income from operations. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. Total depreciation expense for 2018, 2017, and 2016 was $23.4, $25.4, and $25.6.

	September 30, 2018		September 30, 2017
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$15.0	$(3.3)	$15.9	$(3.5)
Buildings and building equipment	102.3	(60.7)	110.5	(68.0)
Machinery and equipment	328.5	(239.8)	335.8	(240.3)
Total	$445.8	$(303.8)	$462.2	$(311.8)

Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which we expect to receive future economic benefits from these assets.  We assess the carrying value of trade names annually, or more often if events or changes in circumstances indicate there may be impairment. Estimated amortization expense related to intangible assets for the next five years is: $32.1 in 2019, $31.5 in 2020, $30.4 in 2021, $29.2 in 2022, and $28.8 in 2023.

	September 30, 2018		September 30, 2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.1)
Customer relationships	464.5	(148.4)	468.7	(125.9)
Technology, including patents	79.6	(45.1)	80.7	(39.9)
Software	58.0	(48.9)	48.3	(41.5)
Other	0.2	(0.2)	0.2	(0.2)
	602.5	(242.8)	598.1	(207.6)
Indefinite-lived assets:
Trade names	127.6	—	133.4	—

Total	$730.1	$(242.8)	$731.5	$(207.6)

The net change in intangible assets during the year ended September 30, 2018 was driven by normal amortization, foreign currency translation, and an impairment charge on certain trade names. An impairment charge of $4.6 pre-tax ($3.5 after tax) was recorded during the quarter ended March 31, 2018 for trade names most directly impacted by domestic coal mining and coal power. As of September 30, 2018, we had approximately $4 of trade name book value remaining in the Process Equipment Group segment most directly impacted by domestic coal mining and coal power. In conjunction with our impairment testing, we also reassessed the useful lives of other definite-lived intangible assets specific to the intangibles impacted by domestic coal mining and coal power, resulting in no significant changes in amortization.

In the third quarter of 2016, the Company recorded a trade name impairment charge of $2.2, included in operating expenses, on two trade names related to the Process Equipment Group segment. The decline in the estimated fair value of these trade names was largely driven by the decreased demand for equipment and parts used in coal mining and coal power.

As a result of the required annual impairment assessment performed in the third quarter of 2018, the fair value of trade names was determined to meet or exceed the carrying value for all trade names, resulting in no further impairment to trade names.

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2016	$626.0	$8.3	$634.3
Adjustments	(0.9)	—	(0.9)
Foreign currency adjustments	14.1	—	14.1
Balance September 30, 2017	639.2	8.3	647.5
Impairment charge	(58.8)	—	(58.8)
Foreign currency adjustments	(6.8)	—	(6.8)
Balance September 30, 2018	$573.6	$8.3	$581.9

In connection with the preparation of the quarterly financial statements for the second quarter of 2018, an interim impairment assessment was performed at the reporting unit most directly impacted by domestic coal mining and coal power. During the quarter ended March 31, 2018, published industry reports reduced their forecasts for domestic coal production and consumption. The reporting unit also experienced a larger than expected decline in orders for equipment and parts used in the domestic coal mining and coal power industries. In conjunction with these events and as part of the long-term strategic forecasting process, the Company made the decision to redirect strategic investments for growth, significantly reducing the reporting unit’s terminal growth rate. As a result of this change in expected future cash flows, along with comparable fair value information, management concluded that the reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $58.8. The pre-impairment goodwill balance for the reporting unit was $71.3. A 10% further reduction in the fair value of this reporting unit would indicate a potential additional impairment of $7.4.

Environmental liabilities — Expenditures that relate to an existing condition caused by past operations which do not contribute to current or future revenue generation are expensed.  A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These reserves are determined without consideration of possible loss recoveries.  Based on consultations with an environmental engineer, the range of liability is estimated based on current interpretations of environmental laws and regulations.  A determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, and the periods in which we will make payments toward the remediation plan.  We do not make an estimate of inflation for environmental matters because the number of sites is relatively small, we believe the magnitude of costs to execute remediation plans is not significant, and the estimated time frames to remediate sites are not believed to be lengthy.

Specific costs included in environmental expense and reserves include site assessment, remediation plan development, clean-up costs, post-remediation expenditures, monitoring, fines, penalties, and legal fees.  The amount reserved represents the expected undiscounted future cash outflows associated with such plans and actions and we believe is not significant to Hillenbrand.

Self-insurance — We are self-funded up to certain limits for product and general liability, workers compensation, and auto liability insurance programs, as well as certain employee health benefits including medical, drug, and dental.  Claims covered by insurance have in most instances deductibles and self-funded retentions up to $0.5 per occurrence, depending upon the type of coverage and policy period.  Our policy is to estimate reserves for product and general liability, workers compensation, and auto liability based upon a number of factors, including known claims, estimated incurred but not reported claims, and outside actuarial analysis.  The outside actuarial analysis is based on historical information along with certain assumptions about future events.  These reserves are classified as other current and other long-term liabilities within the balance sheets.

Treasury stock consists of our common shares that have been issued but subsequently reacquired.  We account for treasury stock purchases under the cost method.  When these shares are reissued, we use an average-cost method to determine cost.  Proceeds in excess of cost are credited to additional paid-in capital.

On July 24, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 of our common stock. On February 23, 2017, our Board of Directors approved an increase of $100.0 to the existing stock repurchase program. The authorization brings the maximum cumulative repurchase authorization up to $200.0. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of September 30, 2018, we had repurchased approximately 4,950,000 shares for approximately $160.4 in the aggregate. Such shares were classified as treasury stock. We repurchased approximately 1,385,600 shares of our common stock during 2018, at a total cost of approximately $61.0. In 2018 and 2017, approximately 500,000 shares and 700,000 shares were issued from treasury stock under our stock compensation programs.  At September 30, 2018, we had approximately $39.6 remaining for share repurchases under the existing Board authorization.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2018 and 2017.

Accumulated other comprehensive loss includes all changes in Hillenbrand shareholders’ equity during the period except those that resulted from investments by or distributions to our shareholders.

	September 30,
	2018	2017
Currency translation	$(44.1)	$(36.9)
Pension and postretirement (net of taxes of $22.3 and $23.4)	(41.0)	(45.3)
Unrealized gain (loss) on derivative instruments (net of taxes of $0.3 and $0.8)	0.9	1.0
Accumulated other comprehensive loss	$(84.2)	$(81.2)

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

A portion of Hillenbrand’s revenue is derived from long-term manufacturing contracts.  The majority of this revenue is recognized based on the percentage-of-completion method. Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 25%, 25%, and 24% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for 2018, 2017, and 2016.

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

Research and development costs are expensed as incurred as a component of operating expenses and were $11.7, $11.9, and $12.6 for 2018, 2017, and 2016.

Warranty costs — We provide for the estimated warranty cost of a product at the time revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections.  Our warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold.  The Process Equipment Group generally offers a one to two-year warranty on a majority of its products.  It engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $16.9 and $15.8 for 2018 and 2017.  Warranty costs were $3.3, $4.1, and $4.3 for 2018, 2017, and 2016.

Income taxes — On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that will impact our fiscal year ended September 30, 2018 including, but not limited to (a) reducing the U.S. federal corporate tax rate, (b) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”), and (c) accelerating expensing of certain capital expenditures. The Tax Act reduced the federal corporate tax rate from 35% to 21%. The Internal Revenue Code stipulates that our fiscal year ending September 30, 2018 had a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21% will apply to future years. Furthermore, certain provisions of the Tax Act, such as the repeal of the Domestic Production Activities Deduction, Global Intangible Low-Taxed Income, Foreign Derived Intangible Income Deduction, and the Base Erosion Anti-Avoidance Tax, are not effective until our fiscal year ending September 30, 2019.

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

The impact of the federal tax rate reduction from 35.0% to 24.5% was recognized in the rate applied to earnings. We have reflected the tax effect of temporary differences originating in the current period at the 24.5% federal tax rate and have recognized the deferred tax effect of such differences that will reverse in future periods at the 21% federal tax rate. We recorded a provisional net expense for the transition tax during the quarter ended December 31, 2017 and have revised the estimate during the period ended September 30, 2018. While we have recorded a reasonable estimate of the transition tax certain other information is still being gathered in order to verify the foreign taxes paid and other information. We will record a final revision to the provisional transition tax liability during the quarter ending December 31, 2018.

We establish deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined in part based on the differences between the accounting treatment of tax assets and liabilities under GAAP and the tax basis of assets and liabilities using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in statutory tax rates on deferred tax assets and liabilities is recognized in net income in the period that includes the enactment date. We continue to assert that most of the cash at our foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been provided for in our financial statements, as we do not intend, nor do we foresee a need, to repatriate these funds. However, with the enactment of the Tax Act, we are evaluating our future cash deployment and may change our permanent reinvestment assertion in future periods.

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

The aggregate notional amount of all derivative instruments was $152.6 and $262.4 at September 30, 2018 and 2017.

We measure all derivative instruments at fair value and report them on our balance sheets as assets or liabilities.  Contracts designated as hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive gain (loss).  Foreign exchange contracts designated to hedge foreign currency exposures within our balance sheet have an offsetting amount recorded in “Other (expense) income, net”.  The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statement of Cash Flows as the items being hedged.

The carrying value of all of derivative instruments at fair value resulted in assets of $1.9 and $3.8 (included in other current assets and other assets) and liabilities of $2.2 and $2.3 (included in other current liabilities) at September 30, 2018 and 2017.  See Note 13 for additional information on the fair value of our derivative instruments.

Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  Gains and losses on derivative instruments reported in accumulated other comprehensive gain (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  The amounts recognized in accumulated other comprehensive income (loss) and subsequently through earnings were not significant from 2016 through 2018.  Net gains and losses on foreign exchange contracts offset foreign exchange effects on the hedged items.  The Company does not enter into derivative contracts for purposes of speculation.

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

Business acquisition, development, and integration costs are expensed as incurred and are reported as a component of cost of goods sold, operating expenses, interest expense, and “other (expense) income, net,” depending on the nature of the cost.  We define these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with the evaluation and effort to acquire specific businesses.  Business acquisition and integration costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of our business development department.

Restructuring costs may occur when we take action to exit or significantly curtail a part of our operations or change the deployment of assets or personnel.  A restructuring charge can consist of an impairment or accelerated depreciation of affected assets, severance costs associated with reductions to the workforce, costs to terminate an operating lease or contract, and charges for legal obligations for which no future benefit will be derived.

Recently adopted accounting standards — In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. We early adopted this standard for fiscal year 2018. See Critical Accounting Estimates within this Form 10-K for further information on the impact this adoption had on our consolidated results of operations, financial position, and cash flows.

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

Based on our assessment, which included a comparison of our existing accounting policies and practices against the new standard and a review of contracts, we believe the key areas of consideration for our financial statements include percentage-of-completion accounting, separate performance obligations, and related revenue recognized over time. We have executed our implementation plan and have developed new accounting policies and created draft disclosures under the new standard. We are also evaluating changes in our internal controls over revenue recognition and continue to implement system changes and enhancements to facilitate the collection of data required for disclosures under the new standard. As previously disclosed, we expect to adopt this new standard using the modified retrospective method, which would result in a cumulative effect adjustment as of the date of adoption. We currently believe the most significant impact of the adoption of this standard relates to the increased financial statement disclosures. We currently do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated results of operations, financial position, and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a right of use asset and related lease liability for leases that have terms of more than twelve months. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance, with the classifications based on criteria that are similar to those applied under the current lease guidance, without the explicit bright lines. The FASB has also issued several updates to ASU 2016-02. ASU 2016-02 will be effective for our fiscal year beginning on October 1, 2019, with early adoption permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements, and expect that there will be increases in assets and liabilities in our Consolidated Balance Sheets upon adoption, due to the recognition of right-of-use assets and corresponding lease liabilities.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-17 will be effective for our fiscal year beginning on October 1, 2018. We expect the adoption of ASU 2016-18 to have a financial statement presentation and disclosure impact only.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 assists entities in determining whether a transaction involves an asset or a business. Specifically, it states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output.  ASU 2017-01 will be effective for our fiscal year beginning on October 1, 2018. We are currently evaluating ASU 2017-01, but do not expect its adoption will have a significant impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 states that an employer must report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and present the other components of net benefit cost (as defined in paragraphs 715-30-35-4 and 715-60-35-9) in the income statement separately from the service cost component and outside a subtotal of income from operations (if one is presented). In addition, ASU 2017-07 limits the capitalization of compensation costs to the service cost component only (if capitalization is appropriate). ASU 2017-07 will be effective for our fiscal year beginning on October 1, 2018. We do not expect the adoption of ASU 2017-07 to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications (in accordance with Topic 718). The new guidance will provide relief to entities that make non-substantive changes to share-based payment awards. ASU 2017-09 will be effective for our fiscal year beginning on October 1,

2018. The amendment would be applied prospectively to an award modified on or after the adoption date. We do not expect ASU 2017-09 to have a significant impact on our consolidated financial statements.

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

3.              Business Acquisitions

Abel

We completed the acquisition of Abel Pumps LP and Abel GmbH & Co. KG and certain of their affiliates (collectively “Abel”) on October 2, 2015, for €95 in cash.  We utilized borrowings under our former $700.0 revolving credit facility and former$180.0 term loan to fund this acquisition. Based in Büchen, Germany, Abel is a globally-recognized leader in positive displacement pumps. Abel specializes in designing, developing, and manufacturing piston and piston diaphragm pumps as well as pumping solutions and in providing related parts and service. This equipment is sold under the ABEL® Pump Technology brand in the power generation, wastewater treatment, mining, general industry, and marine markets. The results of Abel are reported in our Process Equipment Group segment for the relevant periods.

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

4.              Financing Agreements

	September 30,
	2018	2017
$900 revolving credit facility (excluding outstanding letters of credit)	$95.7	$68.0
$180 term loan	—	148.5
$150 senior unsecured notes, net of discount (1)	149.3	148.9
$100 Series A Notes (2)	99.6	99.7
Other	—	0.6
Total debt	344.6	465.7
Less: current portion	—	18.8
Total long-term debt	$344.6	$446.9

(1) Includes debt issuance costs of $0.4 and $0.6 at September 30, 2018 and September 30, 2017.
(2) Includes debt issuance costs of $0.4 and $0.3 at September 30, 2018 and September 30, 2017.

The following table summarizes the scheduled maturities of long-term debt for 2019 through 2023:

Amount
2019	$—
2020	150.0
2021	—
2022	—
2023	95.7

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

Borrowings under the Facility bear interest at variable rates plus a margin amount based upon our leverage.  There is also a facility fee based upon our leverage.  All revolving amounts due under the Facility mature upon expiration.  These borrowings are classified as long-term. The Facility is an unsubordinated obligation of Hillenbrand and ranks equally in right of payment with all our other existing and future unsubordinated obligations.

With respect to the Facility, as of September 30, 2018, we had $7.3 in outstanding letters of credit issued and $797.0 of maximum borrowing capacity. Of the maximum borrowing capacity, $769.2 was immediately available based on our leverage covenant at September 30, 2018, with additional amounts available in the event of a qualifying acquisition.  The weighted-average interest rates on borrowings under the Facility were 1.83% and 1.40% for 2018 and 2017.  The weighted average facility fee was 0.15% and 0.23% for 2018 and 2017. The weighted-average interest rate on the Facility’s term loan was 2.60% for 2018 (until the date of repayment) and 2.27% for 2017.

We had interest rate swaps on $50.0 of outstanding borrowings under the Facility in order to manage exposure to our variable interest payments. We terminated these swaps in the fourth quarter of 2018, and the related amounts were released from accumulated other comprehensive loss to other (expense) income, net.

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

On December 15, 2014, December 19, 2014, March 24, 2016, and December 8, 2017, the Company and certain of the Company’s domestic subsidiaries entered into amendments (collectively, the “Prudential Amendments”) to the Shelf Agreement. The latest amendment conformed certain terms of the Shelf Agreement with those contained in the Credit Agreement. The Shelf Agreement is a $200 uncommitted facility, of which $100.0 has been drawn. The issuance of notes under the Shelf Agreement is subject to successful placement by Prudential.

On March 8, 2018, the Company entered into the L/G Facility Agreement. The L/G Facility Agreement replaces the Company’s former Syndicated L/G Facility Agreement dated as of June 3, 2013 and permits the Company and certain of its subsidiaries to request that one or more of the lenders issue up to an aggregate of €150.0 in unsecured letters of credit, bank guarantees or other surety bonds (collectively, the “Guarantees”).

The Guarantees carry an annual fee that varies based on the Company’s leverage ratio. The L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The L/G Facility Agreement matures in December 2022 but can be extended or terminated earlier under certain conditions. New deferred financing costs related to the L/G Facility Agreement were $1.0, which along with existing costs of $0.6, are being amortized to interest expense over the term of the agreement.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees.  As of September 30, 2018, we had credit arrangements totaling $248.4, under which $196.5 was utilized for this purpose.  These arrangements included the facilities under the L/G Facility Agreement and other ancillary credit facilities.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement contain the following financial covenants: the maximum ratio of Indebtedness to EBITDA (as defined in the agreements, “Leverage Ratio”) of 3.5 to 1.0 including the application of cash as a reduction of Indebtedness (subject to certain limitations); the maximum Leverage Ratio resulting from an acquisition in excess of $75.0 of 4.0 to 1.0 for a period of three consecutive quarters following such acquisition; and the minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.0 to 1.0. Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at our international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, our senior unsecured notes, the Shelf Agreement, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally, jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The availability of borrowings under the Facility, the Shelf Agreement, and the L/G Facility Agreement is subject to our ability to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties.   As of September 30, 2018, we were in compliance with all covenants.

5.              Retirement Benefits

Defined Benefit Retirement Plans — Approximately 38% of our employees participate in one of four defined benefit retirement programs, including the master defined benefit retirement plan in the U.S., the defined benefit plans of our German and Swiss subsidiaries, and the supplemental executive defined benefit retirement plan.  We fund the pension trusts in compliance with ERISA or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period.  The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All pension plans have a September 30 measurement date.

Effect on Operations — The components of net pension costs under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2018	2017	2016	2018	2017	2016
Service cost	$2.7	$3.6	$3.9	$1.4	$1.3	$1.8
Interest cost	8.7	8.8	9.5	1.1	0.7	1.8
Expected return on plan assets	(14.0)	(13.7)	(9.7)	(0.6)	(0.5)	(1.0)
Amortization of unrecognized prior service cost, net	0.2	0.4	0.6	0.1	0.1	0.1
Amortization of actuarial loss	3.2	3.6	3.8	0.7	1.1	0.3
Settlement expense	—	0.1	—	—	0.6	0.5
Net pension costs	$0.8	$2.8	$8.1	$2.7	$3.3	$3.5

We use a full yield curve approach in the estimation of the service and interest cost components of our defined benefit retirement plans. Under this approach, we applied discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g. built-in gains in interest cost in an upward sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations. We use the full yield curve approach to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest rate costs.
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

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2018	2017	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$281.8	$294.2	$133.4	$140.9
Service cost	2.7	3.6	1.4	1.3
Interest cost	8.7	8.8	1.1	0.7
Actuarial (gain) loss	(14.7)	(6.9)	0.4	(9.5)
Benefits paid	(11.5)	(11.0)	(5.2)	(5.7)
Gain due to settlement	—	(6.9)	(3.4)	(1.2)
Employee contributions	—	—	0.9	0.8
Effect of exchange rates on projected benefit obligation	—	—	(2.3)	6.1
Projected benefit obligation at end of year	267.0	281.8	126.3	133.4

Change in plan assets:
Fair value of plan assets at beginning of year	262.4	173.7	31.4	29.7
Actual return on plan assets	0.6	17.9	(0.1)	0.3
Employee and employer contributions	1.8	81.8	9.0	8.5
Benefits paid	(11.5)	(11.0)	(5.2)	(5.7)
Gain due to settlement	—	—	(3.0)	(1.6)
Effect of exchange rates on plan assets	—	—	(0.2)	0.2
Fair value of plan assets at end of year	253.3	262.4	31.9	31.4

Funded status:
Plan assets less than benefit obligations	$(13.7)	$(19.4)	$(94.4)	$(102.0)

Amounts recorded in the consolidated balance sheets:
Prepaid pension costs, non-current	$12.0	$8.2	$2.2	$0.4
Accrued pension costs, current portion	(2.0)	(1.8)	(6.6)	(6.8)
Accrued pension costs, long-term portion	(23.7)	(25.8)	(90.0)	(95.6)
Plan assets greater (less) than benefit obligations	$(13.7)	$(19.4)	$(94.4)	$(102.0)

Net actuarial losses ($67.2) and prior service costs ($0.8), less an aggregate tax effect ($24.0), are included as components of accumulated other comprehensive loss at September 30, 2018.  Net actuarial losses ($71.9) and prior service costs ($1.0), less an aggregate tax effect ($25.0), are included as components of accumulated other comprehensive loss at September 30, 2017.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2019 is expected to be $2.0.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $387.0 and $407.7 at September 30, 2018 and 2017.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2018	2017	2018	2017
Projected benefit obligation	$25.7	$27.7	$96.6	$102.0
Accumulated benefit obligation	25.7	27.6	96.6	102.0
Fair value of plan assets	—	—	—	—

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2018	2017	2016	2018	2017	2016
Discount rate for obligation, end of year	4.2%	3.7%	3.6%	1.2%	1.1%	1.0%
Discount rate for expense, during the year	3.4%	3.5%	4.4%	1.5%	0.5%	1.7%
Expected rate of return on plan assets	5.6%	5.6%	5.5%	2.0%	2.0%	2.0%
Rate of compensation increase	3.0%	3.0%	3.0%	2.0%	2.0%	2.0%

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

U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return.  The primary investment strategy is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position.  This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.  The target investment in return-seeking assets may vary from 60% to 20% of total plan assets based on the plan’s funding level. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies.  Those policies subject investments to the following restrictions in our domestic plan: short-term securities must be rated A2/P2 or higher, liability-hedging fixed income securities must have an average quality credit rating of investment grade and investments in equities in any one company may not exceed 10% of the equity portfolio.

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

None of Hillenbrand’s common stock was directly owned by the pension plan trusts at September 30, 2018.

The tables below provide the fair value of our pension plan assets by asset category at September 30, 2018 and 2017.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 13 for definitions.

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

U.S. Pension Plans

The plan assets of our U.S. pension plans consist of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. Accordingly, these assets are not required to be classified and reported under the fair value hierarchy. At September 30, 2018 and 2017, the fair values of these investments were $253.3 and $262.4.

Non-U.S. Pension Plans

	Fair Value at September 30, 2018 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$2.4	$2.4	$—	$—
Equity securities	7.3	7.3	—	—
Other types of investments:
Government index funds	5.6	5.6	—	—
Corporate bond funds	12.1	12.1	—	—
Real estate and real estate funds	2.4	—	—	2.4
Other	2.1	—	2.1	—
Total Non-U.S. pension plan assets	$31.9	$27.4	$2.1	$2.4

	Fair Value at September 30, 2017 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$5.2	$5.2	$—	$—
Equity securities	6.8	6.8	—	—
Other types of investments:	0	0	0	0
Government index funds	5.7	5.7	—	—
Corporate bond funds	9.8	9.8	—	—
Real estate and real estate funds	2.0	—	—	2.0
Other	1.9	—	1.9	—
Total Non-U.S. pension plan assets	$31.4	$27.5	$1.9	$2.0

Cash Flows — During 2018, 2017, and 2016 we contributed cash of $10.0, $89.6, and $14.6, to our defined benefit pension plans.  We expect to make estimated contributions of $10.0 in 2019 to our pension plans.  Due to the funded status of our U.S. defined benefit pension plan, we do not expect to make contributions to this plan in 2019. We will evaluate business conditions and capital and equity market volatility to determine whether we will make any additional discretionary contributions.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S. Pension Plans Projected Pension Benefits Payout
2019	$14.0	$7.7
2020	14.3	7.9
2021	15.0	7.2
2022	15.5	7.3
2023	16.0	7.3
2023 - 2027	83.8	33.6

Defined Contribution Plans — We sponsor a number of defined contribution plans.  Depending on the plan, we may make contributions up to 4% of an employee’s compensation and matching contributions up to 6% of compensation.  Company contributions generally vest over a period of zero to five years.  Expenses related to our defined contribution plans were $11.3,

$11.4, and $9.9 for 2018, 2017, and 2016. See comments above regarding our retirement strategy change for certain U.S. employees in 2017.

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  We use a measurement date of September 30.  The net postretirement healthcare benefit cost for 2018 was $0.1, and for 2017 and 2016 cost was $0.3 for both years.

	September 30,
	2018	2017
Benefit obligation at beginning of year	$9.0	$10.3
Interest cost	0.2	0.2
Service cost	0.3	0.4
Actuarial (gain) loss	(0.9)	(0.9)
Net benefits paid	(1.0)	(1.0)
Benefit obligation at end of year	$7.6	$9.0

Amounts recorded in the balance sheets:
Accrued postretirement benefits, current portion	$0.8	$0.8
Accrued postretirement benefits, long-term portion	6.8	8.2
Net amount recognized	$7.6	$9.0

The weighted-average assumptions used in revaluing our obligation under the postretirement healthcare plan were:

	Year Ended September 30,
	2018	2017	2016
Discount rate for obligation	4.0%	3.3%	3.1%
Healthcare cost rate assumed for next year	7.1%	7.6%	7.3%
Ultimate trend rate	4.5%	4.5%	4.5%

Net actuarial gains of $4.0 and $3.4 and prior service costs of $0.7 and $0.8, less tax of $1.7 and $1.6, were included as a component of accumulated other comprehensive loss at September 30, 2018 and 2017.  The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2019 is $0.5.  A one percentage-point increase or decrease in the assumed healthcare cost trend rates as of September 30, 2018, would cause an increase or decrease in service and interest costs of $0.1, along with an increase or decrease in the benefit obligation of $0.5.

We fund the postretirement healthcare plan as benefits are paid.  Current plan benefits are expected to require net Company contributions for retirees of $0.8 per year for the foreseeable future.

6.              Other Long-Term Liabilities

	September 30,
	2018	2017
Transition Tax liability	$24.6	$—
Rabbi trust liability	4.3	4.3
Self-insurance loss reserves	11.2	14.3
Other	13.1	14.9
	53.2	33.5
Less current portion	(5.9)	(6.8)
Total long-term portion	$47.3	$26.7

7.              Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that impact our fiscal year ended September 30, 2018 including, but not limited to (a) reducing the U.S. federal corporate tax rate, (b) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”), and (c) accelerating expensing of certain capital expenditures. The Tax Act reduced the federal corporate tax rate from 35% to 21%. The Internal Revenue Code stipulates that our fiscal year ending September 30, 2018 had a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21% will apply to future years.

	Year Ended September 30,
	2018	2017	2016
Domestic	$33.7	$108.2	$99.3
Foreign	112.8	80.1	64.8
Total earnings before income taxes	$146.5	$188.3	$164.1

Income tax expense:
Current provision:
Federal	$38.2	$0.5	$28.9
State	6.7	(0.4)	5.1
Foreign	16.7	22.7	18.0
Total current provision	61.6	22.8	52.0

Deferred provision (benefit):
Federal	(7.5)	32.0	3.2
State	0.5	5.0	(0.7)
Foreign	10.7	0.1	(7.2)
Total deferred provision (benefit)	3.7	37.1	(4.7)
Income tax expense	$65.3	$59.9	$47.3

	Year Ended September 30,
	2018	2017	2016
Federal statutory rates	24.5%	35.0%	35.0%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	2.4	1.6	2.0
Foreign income tax rate differential	(0.6)	(5.8)	(6.7)
Domestic manufacturer’s deduction	(1.2)	(0.3)	(1.9)
Share-based compensation	(1.6)	(1.1)	(1.5)
Foreign distribution taxes	(1.7)	2.7	—
Valuation allowance	(0.7)	(1.3)	1.7
Goodwill impairment charge	11.2	—	—
Transition tax	17.8	—	—
Deferred tax impact of rate change	(9.4)	—	—
Unrecognized tax benefits	2.1	—	—
Other, net	1.8	1.0	0.2
Effective income tax rate	44.6%	31.8%	28.8%

	September 30,
	2018	2017
Deferred tax assets:
Employee benefit accruals	$29.0	$46.0
Loss and tax credit carryforwards	37.3	43.7
Rebates and other discounts	4.4	5.8
Self-insurance reserves	2.5	4.6
Inventory, net	2.0	3.1
Other, net	8.5	12.6
Total deferred tax assets before valuation allowance	83.7	115.8
Less valuation allowance	(1.8)	(3.1)
Total deferred tax assets, net	81.9	112.7
Deferred tax liabilities:
Depreciation	(8.3)	(11.6)
Amortization	(105.3)	(134.9)
Long-term contracts and customer prepayments	(38.9)	(28.9)
Unremitted earnings of foreign operations	(0.5)	(4.2)
Other, net	(1.8)	(5.1)
Total deferred tax liabilities	(154.8)	(184.7)
Deferred tax liabilities, net	$(72.9)	$(72.0)

Amounts recorded in the balance sheets:
Deferred tax assets, non-current	3.5	3.7
Deferred tax liabilities, non-current	(76.4)	(75.7)
Total	$(72.9)	$(72.0)

We recorded a tax benefit of $13.7 at September 30, 2018, for the remeasurement of the deferred tax items to reflect the impact of the U.S. corporate tax rate reduction to 21%. At September 30, 2018, we had $2.3 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which will begin to expire in 2019, and $35.0 of deferred tax assets related to foreign net operating loss carryforwards, which will begin to expire in 2019. Deferred tax assets as of September 30, 2018 and 2017, were reduced by a valuation allowance of $1.8 and $3.1 relating to foreign net operating loss carryforwards and foreign tax credit carryforwards.  At September 30, 2018 and 2017, we had $19.5 and $18.3 of current income tax payable classified as other current liabilities on our balance sheets. The September 30, 2018 current liability included $2.0 of the first annual installment of the Transition Tax. As of September 30, 2018, we also had $22.6 of Transition Tax that we expect to be payable over the next 7 years classified as other noncurrent liabilities on our balance sheets.

We establish a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2018 and 2017, we had approximately $321.7 and $241.2 of undistributed earnings from our foreign subsidiaries. Historically, U.S. federal and state income taxes have not been provided on accumulated undistributed earnings of substantially all our foreign subsidiaries, as these earnings were considered permanently reinvested.  However, upon enactment of the Tax Act, the undistributed earnings of our foreign subsidiaries are subject to U.S. tax due to the Transition Tax. As a result we have provisionally recognized a one-time tax expense of $29.2 to be partially offset by current year foreign tax credits and foreign tax credit carryforwards of approximately $4.6.

As of September 30, 2018 and 2017, $0.5 and $4.2 of deferred tax liability on unremitted earnings of foreign subsidiaries was recognized, representing the assumed tax on the distribution and tax withholdings on the distribution of such earnings among certain of our foreign subsidiaries.

Deferred tax liabilities were not provided for any additional outside basis differences inherent in our foreign subsidiaries (i.e. basis differences in excess of those subject to the transition tax) as these amounts continue to be provisionally permanently reinvested outside of the US. If these amounts were not considered permanently reinvested, deferred tax liabilities would be recorded for any additional income taxes, distribution taxes, and withholding taxes payable in various countries. A determination of the unrecognized deferred tax liabilities on the permanently reinvested earnings at September 30, 2018 is not practicable.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2018	2017	2016
Balance at September 30	$9.9	$7.7	$7.8
Additions for tax positions related to the current year	0.3	0.7	0.2
Additions for tax positions of prior years	2.8	3.4	1.7
Reductions for tax positions of prior years	(0.6)	(1.5)	(2.0)
Settlements	(0.3)	(0.4)	—
Balance at September 30	$12.1	$9.9	$7.7

The gross unrecognized tax benefit included $12.1 and $9.9 at September 30, 2018 and 2017, which, if recognized, would impact the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2018 and 2017, we recognized $0.9 and $0.7 in additional interest and penalties.  Excluded from the reconciliation were $2.0 and $1.3 of accrued interest and penalties at September 30, 2018 and 2017.

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

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range up to $3.0 based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although we believe that adequate provision has been made for such issues, it is possible that their ultimate resolution could affect our earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced and yield a positive impact on earnings.  We do not expect that the outcome of these audits will significantly impact the financial statements.

8.                    Earnings per Share

The dilutive effects of performance-based stock awards described in Note 9 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date.  At September 30, 2018, 2017, and 2016, potential dilutive effects, representing 400,000, 600,000, and 800,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Year Ended September 30,
	2018	2017	2016
Net income(1)	$76.6	$126.2	$112.8
Weighted average shares outstanding — basic (in millions)	63.1	63.6	63.3
Effect of dilutive stock options and unvested time-based restricted stock (in millions)	0.7	0.4	0.5
Weighted average shares outstanding — diluted (in millions)	63.8	64.0	63.8

Earnings per share — basic	$1.21	$1.99	$1.78
Earnings per share — diluted	$1.20	$1.97	$1.77

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	0.3	0.4	0.8

(1) Net income attributable to Hillenbrand

9.    Share-Based Compensation

We have share-based compensation plans under which 12,685,436 shares are registered.  As of September 30, 2018, 2,844,887 shares were outstanding under these plans and 6,334,429 shares had been issued, leaving 3,506,120 shares available for future issuance.  Our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, provides for long-term performance compensation for management and members of the Board of Directors.  Under the Stock Incentive Plan, a variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2018	2017	2016
Stock-based compensation cost	$12.1	$10.5	$8.5
Less impact of income tax	2.9	3.8	3.1
Stock-based compensation cost, net of tax	$9.2	$6.7	$5.4

The Company realized current tax benefits of $5.4 from the exercise of stock options and the payment of stock awards during 2018.

Stock Options — The fair values of option grants are estimated on the date of grant using the Black-Scholes option-pricing model. For grants issued prior to 2017, fair values were estimated using the binomial option-pricing model. The grants are contingent upon continued employment and generally vest over a three-year period.  Expense is recognized on a straight-line basis over the applicable vesting periods. Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $11.28, $8.37, and $7.80 per share for 2018, 2017, and 2016.  The following assumptions were used in the determination of fair value:

	Year Ended September 30,
	2018	2017	2016
Risk-free interest rate	2.4%	1.9%	0.5 - 2.2%
Weighted-average dividend yield	1.8%	2.2%	2.6%
Weighted-average volatility factor	28.0%	28.8%	31.0%
Exercise factor(1)	n/a	n/a	33.6%
Post-vesting termination rate(1)	n/a	n/a	5.0%
Expected life (years)	5.6	5.8	4.5

(1) Assumption only applicable to the binomial option-pricing model used in 2016

The risk-free interest rate is based upon observed interest rates appropriate for the term of the employee stock options.  The remaining assumptions require significant judgment utilizing historical information, peer data, and future expectations.  The dividend yield is based on the history of dividend payouts and the computation of expected volatility is based on historical stock volatility.  The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. In 2018 and 2017, the expected life was based on historical exercise activity. Prior to 2017, the expected life was a derived output of the binomial model.  Prior to 2017, the post-vesting termination rate and the exercise factor were based on the history of exercises and forfeitures for previous stock options.

A summary of outstanding stock option awards as of September 30, 2018 and changes during the year is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2017	1,833,931	$28.93
Granted	479,991	45.94
Exercised	(388,379)	24.88
Forfeited	(56,532)	33.56
Expired/cancelled	(754)	38.96
Outstanding at September 30, 2018	1,868,257	$33.84

Exercisable at September 30, 2018	1,050,458	$28.31

As of September 30, 2018, there was $4.2 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 2.1 years.  This unrecognized compensation expense included a reduction for our estimate of potential forfeitures. As of September 30, 2018, the average remaining life of the outstanding stock options was 6.8 years with an aggregate intrinsic value of $34.5.  As of September 30, 2018, the average remaining life of the exercisable stock options was 5.4 years with an aggregate intrinsic value of $25.2.  The total intrinsic value of options exercised by employees and directors during 2018, 2017, and 2016 was $7.5, $11.2, and $7.5. The grant-date fair value of options that vested during 2018, 2017, and 2016 was $11.1, $11.2, and $9.6.

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

A summary of the non-vested stock awards, including dividends, as of September 30, 2018 (representing the maximum number of shares that could be vested) and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2017	93,232	$33.05
Granted	34,166	46.77
Vested	(28,810)	32.27
Forfeited	(6,010)	35.61
Non-vested time-based stock awards at September 30, 2018	92,578	$38.19

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2017	608,633	$35.80
Granted	237,617	53.35
Vested	(243,310)	33.50
Forfeited	(122,805)	34.74
Non-vested performance-based stock awards at September 30, 2018	480,135	$45.93

The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2018, 2017, and 2016 was $15.2, $10.9, and $7.4 (including dividends).

As of September 30, 2018, $1.5 and $7.1 of unrecognized stock-based compensation was associated with our unvested time-based and performance-based (including SV and TSR) stock awards.  The unrecognized amount of compensation related to the SV awards is based upon projected performance to date. The unrecognized compensation cost of the time-based and performance based awards is expected to be recognized over a weighted-average period of 2.0 and 1.7 years and includes a reduction for an estimate of potential forfeitures.  As of September 30, 2018, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $4.8 and $24.2.  The weighted-average grant date fair value of time-based stock awards was $35.41 and $30.59 per share for 2017 and 2016.  The weighted-average grant date fair value of performance-based stock awards was $39.72 and $33.14 per share for 2017 and 2016.

Dividends payable in stock accrue on both time-based and SV awards during the performance period and are subject to the same terms as the original grants.  Dividends do not accrue on TSR awards during the performance period. As of September 30, 2018, a total of 9,135 shares had accumulated on unvested stock awards due to dividend reinvestments and were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2018 was $0.5.

Vested Deferred Stock — Certain stock-based compensation programs allow or require deferred delivery of shares after vesting.  As of September 30, 2018, there were 403,918 fully vested deferred shares, which were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2018 was $21.1.

10.          Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)
Other comprehensive income before reclassifications
Before tax amount	1.8	(7.2)	1.8	(3.6)	$(0.7)	$(4.3)
Tax expense	(0.5)	—	(0.6)	(1.1)	—	(1.1)
After tax amount	1.3	(7.2)	1.2	(4.7)	(0.7)	(5.4)
Amounts reclassified from accumulated other comprehensive income(1)	3.0	—	(1.3)	1.7	—	1.7
Net current period other comprehensive income	4.3	(7.2)	(0.1)	(3.0)	$(0.7)	$(3.7)
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Income:
Net revenue	$—	$—	$0.5	$0.5
Cost of goods sold	2.4	0.2	(0.1)	2.5
Operating expenses	1.2	—	—	1.2
Other (expense) income, net	—	—	(2.3)	(2.3)
Total before tax	$3.6	$0.2	$(1.9)	1.9
Tax expense				(0.2)
Total reclassifications for the period, net of tax				$1.7

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)
Other comprehensive income before reclassifications
Before tax amount	28.1	24.7	3.2	56.0	$0.2	$56.2
Tax expense	(9.3)	—	(1.2)	(10.5)	—	(10.5)
After tax amount	18.8	24.7	2.0	45.5	0.2	45.7
Amounts reclassified from accumulated other comprehensive income(1)	3.4	—	(0.3)	3.1	—	3.1
Net current period other comprehensive income (loss)	22.2	24.7	1.7	48.6	$0.2	$48.8
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Income:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	3.2	0.3	(0.5)	3.0
Operating expenses	1.4	0.1	—	1.5
Other (expense) income, net	—	—	0.1	0.1
Total before tax	$4.6	$0.4	$(0.5)	4.5
Tax expense				(1.4)
Total reclassifications for the period, net of tax				$3.1

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2015	$(54.4)	$(52.1)	$(1.4)	$(107.9)
Other comprehensive income before reclassifications
Before tax amount	(22.7)	(9.5)	0.2	(32.0)	$(0.3)	$(32.3)
Tax benefit	6.5	—	0.1	6.6	—	6.6
After tax amount	(16.2)	(9.5)	0.3	(25.4)	(0.3)	(25.7)
Amounts reclassified from accumulated other comprehensive income(1)	3.1	—	0.4	3.5	—	3.5
Net current period other comprehensive loss	(13.1)	(9.5)	0.7	(21.9)	$(0.3)	$(22.2)
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Year Ended September 30, 2016
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Income:
Net revenue	$—	$—	$0.3	$0.3
Cost of goods sold	3.0	0.3	—	3.3
Operating expenses	1.3	0.2	—	1.5
Other (expense) income, net	—	—	0.4	0.4
Total before tax	$4.3	$0.5	$0.7	5.5
Tax expense				(2.0)
Total reclassifications for the period, net of tax				$3.5

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

11.          Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases.  Rental expense for 2018, 2017, and 2016 was $23.2, $23.6 and $27.8.  The aggregate future minimum lease payments for operating leases, excluding renewable periods, as of September 30, 2018, were as follows:

Amount
2019	$20.4
2020	15.8
2021	14.2
2022	11.7
2023	8.5
Thereafter	33.7
$104.3

Litigation

General — Like most companies, we are involved from time to time in claims, lawsuits, and government proceedings relating to our operations, including environmental, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to these matters.  If a loss is not considered probable and/or cannot be reasonably estimated, we are required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

The Company is defending this matter vigorously.  The trial concluded in the third quarter. A final result has not been announced, but we expect such result in the coming months. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial statements. If Aldrees prevails at trial, however, the outcome could be materially adverse to the Company’s financial statements for the particular period, depending, in part, upon the operating results or cash flows for such period.

12.             Other (Expense) Income, Net

	Year Ended September 30,
	2018	2017	2016
Foreign currency exchange gain (loss), net	(1.2)	(1.4)	0.3
Other, net	0.6	(2.8)	(2.0)
Other (expense) income, net	$(0.6)	$(4.2)	$(1.7)

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

Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at 9/30/2018	Fair Value at September 30, 2018
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$56.0	$56.0	$—	$—
Investments in rabbi trust	4.3	4.3	—	—
Derivative instruments	1.9	—	1.9	—

Liabilities:
$150 senior unsecured notes	149.7	154.9	—	—
Revolving credit facility	95.7	—	95.7	—
$100 Series A Notes	100.0	—	102.4	—
Derivative instruments	2.2	—	2.2	—

	Carrying Value at 9/30/2017	Fair Value at September 30, 2017
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$66.0	$66.0	$—	$—
Investments in rabbi trust	4.3	4.3	—	—
Derivative instruments	3.8	—	3.8	—

Liabilities:
$150 senior unsecured notes	149.5	161.2	—	—
Revolving credit facility	68.0	—	68.0	—
Term loan	148.5	—	148.5	—
$100 Series A Notes	100.0	—	106.7	—
Derivative instruments	2.3	—	2.3	—

Valuation Techniques

•	The fair value of the investments in the rabbi trust were based on quoted prices in active markets. The trust assets consist of participant-directed investments in publicly traded mutual funds.

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

	Year Ended September 30,
	2018	2017	2016
Net revenue
Process Equipment Group	$1,219.5	$1,028.2	$964.7
Batesville	550.6	562.0	573.7
Total net revenue	$1,770.1	$1,590.2	$1,538.4

Adjusted EBITDA
Process Equipment Group	$215.8	$177.7	$160.9
Batesville	120.8	141.9	143.5
Corporate	(42.3)	(38.6)	(37.3)

Net revenue(1)
United States	$926.4	$896.1	$857.0
Germany	512.5	425.6	403.0
All other foreign business units	331.2	268.5	278.4
Total revenue	$1,770.1	$1,590.2	$1,538.4

Depreciation and amortization
Process Equipment Group	$42.8	$41.3	$45.2
Batesville	11.9	13.8	14.1
Corporate	1.8	1.5	1.1
Total depreciation and amortization	$56.5	$56.6	$60.4

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	September 30,
	2018	2017
Total assets assigned
Process Equipment Group	$1,638.8	$1,722.2
Batesville	191.8	203.4
Corporate	34.0	30.9
Total assets	$1,864.6	$1,956.5

Tangible long-lived assets, net
United States	$76.6	$84.4
Germany	40.7	39.0
All other foreign business units	24.7	27.0
Tangible long-lived assets, net	$142.0	$150.4

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Year Ended September 30,
	2018	2017	2016
Adjusted EBITDA:
Process Equipment Group	$215.8	$177.7	$160.9
Batesville	120.8	141.9	143.5
Corporate	(42.3)	(38.6)	(37.3)
Less:
Interest income	(1.4)	(0.9)	(1.2)
Interest expense	23.3	25.2	25.3
Income tax expense	65.3	59.9	47.3
Depreciation and amortization	56.5	56.6	60.4
Business acquisition, development, and integration	3.5	1.1	3.7
Inventory step-up	—	—	2.4
Restructuring and restructuring related	2.5	10.7	10.2
Impairment charges	63.4	—	2.2
Consolidated net income	$81.2	$128.4	$116.8

15.             Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Net revenue	$397.2	$452.2	$446.0	$474.7
Gross profit	146.3	168.7	163.7	164.2
Net income (loss) (1)	18.1	(21.9)	35.9	44.5
Earnings per share — basic	0.28	(0.34)	0.57	0.71
Earnings per share —diluted	0.28	(0.34)	0.56	0.70

2017
Net revenue	$356.1	$395.3	$395.9	$442.9
Gross profit	126.0	148.6	152.4	164.3
Net income (1)	21.7	33.4	32.9	38.2
Earnings per share — basic	0.34	0.52	0.52	0.60
Earnings per share —diluted	0.34	0.52	0.52	0.60

(1) Net income (loss) attributable to Hillenbrand

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

Condensed Consolidating Statements of Income

	Year Ended September 30, 2018					Year Ended September 30, 2017					Year Ended September 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$937.0	$1,052.9	$(219.8)	$1,770.1	$—	$901.4	$904.7	$(215.9)	$1,590.2	$—	$846.8	$892.8	$(201.2)	$1,538.4
Cost of goods sold	—	497.1	743.1	(113.0)	1,127.2	—	467.3	647.4	(115.8)	998.9	—	428.7	638.4	(99.3)	967.8
Gross profit	—	439.9	309.8	(106.8)	642.9	—	434.1	257.3	(100.1)	591.3	—	418.1	254.4	(101.9)	570.6
Operating expenses	54.8	247.4	183.5	(106.8)	378.9	42.4	237.8	164.3	(100.1)	344.4	41.8	242.0	164.6	(101.9)	346.5
Amortization expense	—	13.4	16.8	—	30.2	—	13.5	15.7	—	29.2	—	13.0	20.0	—	33.0
Impairment charge	—	63.4	—	—	63.4	—	—	—	—	—	—	—	—	—	—
Interest expense	20.3	1.1	1.9	—	23.3	21.8	—	3.4	—	25.2	22.7	0.2	2.4	—	25.3
Other income (expense), net	2.1	(2.7)	—	—	(0.6)	(0.6)	(3.4)	(0.2)	—	(4.2)	(0.3)	(2.2)	0.8	—	(1.7)
Equity in net income (loss) of subsidiaries	139.3	9.1	—	(148.4)	—	164.4	8.2	—	(172.6)	—	144.4	10.2	—	(154.6)	—
Income (loss) before income taxes	66.3	121.0	107.6	(148.4)	146.5	99.6	187.6	73.7	(172.6)	188.3	79.6	170.9	68.2	(154.6)	164.1
Income tax expense (benefit)	(10.3)	48.3	27.3	—	65.3	(26.6)	65.9	20.6	—	59.9	(33.2)	62.4	18.1	—	47.3
Consolidated net income	76.6	72.7	80.3	(148.4)	81.2	126.2	121.7	53.1	(172.6)	128.4	112.8	108.5	50.1	(154.6)	116.8
Less: Net income attributable to noncontrolling interests	—	—	4.6	—	4.6	—	—	2.2	—	2.2	—	—	4.0	—	4.0
Net income (loss)(1)	$76.6	$72.7	$75.7	$(148.4)	$76.6	$126.2	$121.7	$50.9	$(172.6)	$126.2	$112.8	$108.5	$46.1	$(154.6)	$112.8
Consolidated comprehensive income (loss)	$73.6	$77.1	$72.1	$(145.3)	$77.5	$174.8	$131.8	$86.4	$(215.8)	$177.2	$90.9	$116.4	$33.1	$(145.8)	$94.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.9	—	3.9	—	—	2.4	—	2.4	—	—	3.7	—	3.7
Comprehensive income (loss)(2)	$73.6	$77.1	$68.2	$(145.3)	$73.6	$174.8	$131.8	$84.0	$(215.8)	$174.8	$90.9	$116.4	$29.4	$(145.8)	$90.9

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	September 30, 2018					September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1.1	$5.8	$49.1	$—	$56.0	$0.1	$4.9	$61.0	$—	$66.0
Trade receivables, net	—	124.5	94.0	—	218.5	—	114.5	91.6	—	206.1
Receivables from long-term manufacturing contracts	—	5.3	115.0	—	120.3	—	8.5	116.7	—	125.2
Inventories	—	76.7	98.6	(2.8)	172.5	—	68.2	85.9	(2.5)	151.6
Prepaid expense	2.7	7.0	15.5	—	25.2	2.1	7.6	18.5	—	28.2
Intercompany receivables	—	1,131.1	79.1	(1,210.2)	—	—	1,050.4	93.9	(1,144.3)	—
Other current assets	—	3.2	14.6	0.3	18.1	0.2	1.6	14.4	0.3	16.5
Total current assets	3.8	1,353.6	465.9	(1,212.7)	610.6	2.4	1,255.7	482.0	(1,146.5)	593.6
Property, plant, and equipment, net	3.8	60.2	78.0	—	142.0	4.7	64.5	81.2	—	150.4
Intangible assets, net	3.2	196.0	288.1	—	487.3	3.6	211.3	309.0	—	523.9
Goodwill	—	225.0	356.9	—	581.9	—	283.9	363.6	—	647.5
Investment in consolidated subsidiaries	2,263.1	653.9	—	(2,917.0)	—	2,298.0	664.1	—	(2,962.1)	—
Other assets	15.7	28.2	5.9	(7.0)	42.8	20.2	29.0	4.4	(12.5)	41.1
Total Assets	$2,289.6	$2,516.9	$1,194.8	$(4,136.7)	$1,864.6	$2,328.9	$2,508.5	$1,240.2	$(4,121.1)	$1,956.5

Trade accounts payable	$—	$62.4	$134.4	$—	$196.8	$1.0	$36.7	$120.0	$0.3	$158.0
Liabilities from long-term manufacturing contracts and advances	—	26.6	99.3	—	125.9	—	26.2	106.1	—	132.3
Current portion of long-term debt	—	—	—	—	—	18.0	—	0.8	—	18.8
Accrued compensation	7.2	20.1	44.6	—	71.9	7.6	17.9	41.4	—	66.9
Intercompany payables	1,206.2	6.1	—	(1,212.3)	—	1,142.8	4.0	—	(1,146.8)	—
Other current liabilities	19.4	38.9	78.1	0.7	137.1	14.0	42.2	79.3	0.2	135.7
Total current liabilities	1,232.8	154.1	356.4	(1,211.6)	531.7	1,183.4	127.0	347.6	(1,146.3)	511.7
Long-term debt	300.2	—	44.4	—	344.6	392.0	—	54.9	—	446.9
Accrued pension and postretirement healthcare	0.7	29.8	90.0	—	120.5	0.8	33.3	95.5	—	129.6
Deferred income taxes	0.7	22.9	60.9	(8.1)	76.4	—	27.5	60.9	(12.7)	75.7
Other long-term liabilities	24.1	14.3	8.9	—	47.3	1.3	15.3	10.1	—	26.7
Total Liabilities	1,558.5	221.1	560.6	(1,219.7)	1,120.5	1,577.5	203.1	569.0	(1,159.0)	1,190.6
Total Hillenbrand Shareholders’ Equity	731.1	2,295.8	621.2	(2,917.0)	731.1	751.4	2,305.4	656.7	(2,962.1)	751.4
Noncontrolling interests	—	—	13.0	—	13.0	—	—	14.5	—	14.5
Total Equity	731.1	2,295.8	634.2	(2,917.0)	744.1	751.4	2,305.4	671.2	(2,962.1)	765.9
Total Liabilities and Equity	$2,289.6	$2,516.9	$1,194.8	$(4,136.7)	$1,864.6	$2,328.9	$2,508.5	$1,240.2	$(4,121.1)	$1,956.5

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2018					Year Ended September 30, 2017					Year Ended September 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$221.6	$127.8	$23.2	$(124.3)	$248.3	$79.9	$126.7	$168.3	$(128.7)	$246.2	$157.8	$239.9	$(49.5)	$(110.0)	$238.2

Investing activities:
Capital expenditures	(1.7)	(12.1)	(13.2)	—	(27.0)	(0.7)	(9.7)	(11.6)	—	(22.0)	(2.6)	(8.0)	(10.6)	—	(21.2)
Proceeds from sales of property, plant, and equipment	—	3.4	0.3	—	3.7	—	5.3	0.4	—	5.7	—	1.6	0.4	—	2.0
Acquisition of business, net of cash acquired	—	—	—	—	—	—	—	—	—	—	—	(130.4)	(105.0)	—	(235.4)
Return of investment capital from affiliates	—	—	—	—	—	3.2	—	—	—	3.2	1.1	—	—	—	1.1
Other, net	—	0.1	0.1	—	0.2	—	(0.4)	—	—	(0.4)	—	—	—	—	—
Net cash provided by (used in) investing activities	(1.7)	(8.6)	(12.8)	—	(23.1)	2.5	(4.8)	(11.2)	—	(13.5)	(1.5)	(136.8)	(115.2)	—	(253.5)

Financing activities:
Repayments on term loan	(148.5)	—	—	—	(148.5)	(13.5)	—	—	—	(13.5)	(9.0)	—	—	—	(9.0)
Proceeds from revolving credit facility	583.9	—	510.1	—	1,094.0	289.5	—	529.8	—	819.3	375.5	—	344.3	—	719.8
Repayments on revolving credit facility	(548.3)	—	(517.4)	—	(1,065.7)	(296.5)	—	(656.5)	—	(953.0)	(457.5)	—	(169.7)	—	(627.2)
Payment of dividends - intercompany	—	(118.3)	(6.0)	124.3	—	—	(122.6)	(6.1)	128.7	—	—	(104.6)	(5.4)	110.0	—
Payment of dividends on common stock	(52.1)	—	—	—	(52.1)	(51.9)	—	—	—	(51.9)	(51.1)	—	—	—	(51.1)
Repurchases of common stock	(61.0)	—	—	—	(61.0)	(28.0)	—	—	—	(28.0)	(21.2)	—	—	—	(21.2)
Net proceeds on stock plans	7.1	—	—	—	7.1	13.7	—	—	—	13.7	11.1	—	—	—	11.1
Other, net	—	—	(6.3)	—	(6.3)	—	—	(1.7)	—	(1.7)	—	—	(0.8)	—	(0.8)
Net cash (used in) provided by financing activities	(218.9)	(118.3)	(19.6)	124.3	(232.5)	(86.7)	(122.6)	(134.5)	128.7	(215.1)	(152.2)	(104.6)	168.4	110.0	21.6

Effect of exchange rates on cash and cash equivalents	—	—	(2.7)	—	(2.7)	—	—	(3.6)	—	(3.6)	—	—	(2.6)	—	(2.6)

Net cash flows	1.0	0.9	(11.9)	—	(10.0)	(4.3)	(0.7)	19.0	—	14.0	4.1	(1.5)	1.1	—	3.7
Cash and equivalents at beginning of period	0.1	4.9	61.0	—	66.0	4.4	5.6	42.0	—	52.0	0.3	7.1	40.9	—	48.3
Cash and equivalents at end of period	$1.1	$5.8	$49.1	$—	$56.0	$0.1	$4.9	$61.0	$—	$66.0	$4.4	$5.6	$42.0	$—	$52.0

17.             Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Year Ended September 30,
	2018			2017
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.3	$0.4	$0.7	$0.5	$1.4	$1.9
Batesville	0.5	0.5	1.0	5.5	—	5.5
Corporate	—	0.4	0.4	—	2.1	2.1
Total	$0.8	$1.3	$2.1	$6.0	$3.5	$9.5

The charges related primarily to the closure of a Batesville plant, corporate functional restructuring, and severance costs at the
Process Equipment Group. At September 30, 2018, $1.3 of restructuring costs were accrued and are expected to be paid over the next twelve months.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017, AND 2016

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (a)	Balance at End of Period
Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2018	$21.6	$3.5	$(0.1)	$(2.8)	$22.2
Year ended September 30, 2017	$21.0	$2.5	$0.1	$(2.0)	$21.6
Year ended September 30, 2016	$20.0	$3.7	$0.4	$(3.1)	$21.0

Allowance for inventory valuation:

Year ended September 30, 2018	$19.0	$2.2	$(0.4)	$(2.6)	$18.2
Year ended September 30, 2017	$18.0	$2.4	$0.8	$(2.2)	$19.0
Year ended September 30, 2016	$14.8	$4.3	$0.6	$(1.7)	$18.0

(a)   Reflects the write-off of specific receivables against recorded reserves and other adjustments.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

 None.

Item 9A.    CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework).  The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2018.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 38.

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

Our management, with the participation of our President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Executive Officers of the Registrant.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2019 Annual Meeting of Shareholders (“the 2019 Proxy Statement”), which section is incorporated herein by reference.  Required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the 2019 Proxy Statement, where such information will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2019 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.” Information related to corporate governance of the Company, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees, and transactions in our securities by directors and executive officers, is also available free of charge on or through the “Investors” section of our website at www.hillenbrand.com.

Item 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation of Directors.”

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement, where such information will be included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement, where such information will be included under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

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

(3) Exhibits

The Exhibit Index sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

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
Form of Indemnity Agreement between Hillenbrand, Inc. and certain executive officers, including named executive officers (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.2	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)
Exhibit 10.3	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)
Exhibit 10.4	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)
Exhibit 10.5	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference as Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.6	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.7	* **	Employment Agreement dated as of October 1, 2018, between Hillenbrand, Inc. and Kimberly K. Ryan
Exhibit 10.8
Credit Agreement dated as of July 27, 2012 among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2012)

Exhibit 10.9
Amendment and Restatement Agreement dated as of November 19, 2012, among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2012)

Exhibit 10.10
Guarantee Facility Agreement dated as of December 3, 2012, by and between Coperion GmbH and Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.11
Guaranty dated as of December 3, 2012, by Hillenbrand, Inc. in favor of Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.12
Private Shelf Agreement dated as of December 6, 2012, by and between Hillenbrand, Inc. and Prudential Investment Management, Inc. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.13	**
Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement by and between Hillenbrand, Inc. and certain employees including executive officers (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.14
Annex to Guaranty dated as of January 10, 2013, by Coperion Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent, and various other agents and lenders named therein (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2012)

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

Exhibit 10.18	**
Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement - Relative Total Shareholder Value, by and between Hillenbrand, Inc. and certain employees including executive officers (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.19	* **	Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including its named executive officers.
Exhibit 10.20	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.21	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.22	**	Employment Agreement dated as of June 18, 2014, by and between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2014)
Exhibit 10.23	**
Cash Award and Repayment Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed on November 19, 2014)

Exhibit 10.24	**
Restricted Stock Unit Award Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed on November 19, 2014)

Exhibit 10.25
Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 19, 2014)

Exhibit 10.26
Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 19, 2014)

Exhibit 10.27
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., the subsidiary borrowers named therein, the subsidiary guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on December 19, 2014)

Exhibit 10.28
Amendment Agreement, dated as of February 18, 2015, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank International S.A., acting as agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2015)

Exhibit 10.29
Amendment No. 3 to Private Shelf Agreement, dated March 24, 2016, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2016)

Exhibit 10.30
Second Amended and Restated Credit Agreement, dated as of December 8, 2017, among Hillenbrand, Inc., the subsidiary borrowers and subsidiary guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference as Exhibit 10.1 to Current Report on for 8-K filed December 12, 2017)

Exhibit 10.31
Amendment No. 4 to the Private Shelf Agreement, dated as of December 8, 2017, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on for 8-K filed December 12, 2017)

Exhibit 10.32
Syndicated L/G Facility Agreement, dated as of March 8, 2018, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed March 9, 2018)

Exhibit 10.33	* **	Employment Agreement dated as of June 18, 2018, by and between Hillenbrand, Inc. and J. Michael Whitted
Exhibit 10.34	* **	Employment Agreement dated as of September 7, 2015, by and between Batesville Services, Inc. and Christopher Trainor
Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.
Exhibit 23.1	*	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from the Hillenbrand, Inc. Annual Report on Form 10-K for the year ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income for the years ended September 30, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheet for the years ended September 30, 2018 and 2017, (iv) Consolidated Statement of Cash Flows for the years ended September 30, 2018, 2017 and 2016, (v) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND, INC.

By:	/s/ Joe A. Raver
Joe A. Raver
President and Chief Executive Officer
November 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/F. Joseph Loughrey	Chairperson of the Board	November 13, 2018
F. Joseph Loughrey

/s/Joe A. Raver	President, Chief Executive Officer, and Director	November 13, 2018
Joe A. Raver	(Principal Executive Officer)

/s/Kristina A. Cerniglia	Senior Vice President and Chief Financial Officer	November 13, 2018
Kristina A. Cerniglia	(Principal Financial Officer)

/s/Timothy C. Ryan	Vice President, Controller, and Chief Accounting	November 13, 2018
Timothy C. Ryan	Officer (Principal Accounting Officer)

/s/Edward B. Cloues II	Director	November 13, 2018
Edward B. Cloues II

/s/Gary L. Collar	Director	November 13, 2018
Gary L. Collar

/s/Helen W. Cornell	Director	November 13, 2018
Helen W. Cornell

/s/Mark C. Deluzio	Director	November 13, 2018
Mark C. Deluzio

/s/Joy M. Greenway	Director	November 13, 2018
Joy M. Greenway

/s/Daniel C. Hillenbrand	Director	November 13, 2018
Daniel C. Hillenbrand

/s/Thomas H. Johnson	Director	November 13, 2018
Thomas H. Johnson

/s/Eduardo R. Menascé	Director	November 13, 2018
Eduardo R. Menascé

/s/Neil S. Novich	Director	November 13, 2018
Neil S. Novich

/s/Stuart A. Taylor II	Director	November 13, 2018
Stuart A. Taylor II