Form 10-Q
period 2018-12-31
Hillenbrand, Inc.
filed 2019-01-29
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

OR

 ☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number. 001-33794

HILLENBRAND, INC.
(Exact name of registrant as specified in its charter)

Indiana (State of incorporation)	26-1342272 (I.R.S. Employer Identification No.)

One Batesville Boulevard
Batesville, IN	47006
(Address of principal executive offices)	(Zip Code)

(812) 934-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 62,529,606 shares of common stock, no par value per share, outstanding as of January 24, 2019.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2018	2017
Net revenue	$410.3	$397.2
Cost of goods sold	263.3	251.0
Gross profit	147.0	146.2
Operating expenses	90.7	89.1
Amortization expense	7.8	7.6
Interest expense	5.5	6.3
Other (expense) income, net	0.5	(0.4)
Income before income taxes	43.5	42.8
Income tax expense	14.5	23.7
Consolidated net income	29.0	19.1
Less: Net income attributable to noncontrolling interests	0.7	1.0
Net income(1)	$28.3	$18.1

Net income(1) — per share of common stock:
Basic earnings per share	$0.45	$0.28
Diluted earnings per share	$0.45	$0.28
Weighted average shares outstanding (basic)	62.9	63.6
Weighted average shares outstanding (diluted)	63.5	64.1

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2018	2017
Consolidated net income	$29.0	$19.1
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	(4.9)	6.3
Pension and postretirement (net of tax of $0.1 and $0.3)	0.2	0.7
Change in net unrealized gain (loss) on derivative instruments (net of tax of $1.7 and $0.0)	(5.2)	(0.2)
Total changes in other comprehensive income (loss), net of tax	(9.9)	6.8
Consolidated comprehensive income	19.1	25.9
Less: Comprehensive income attributable to noncontrolling interests	0.9	1.1
Comprehensive income (2)	$18.2	$24.8

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	December 31, 2018	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$64.8	$56.0
Trade receivables, net	190.5	218.5
Receivables from long-term manufacturing contracts	134.2	120.3
Inventories	182.3	172.5
Prepaid expenses	24.5	25.2
Other current assets	17.1	18.1
Total current assets	613.4	610.6
Property, plant, and equipment, net	140.2	142.0
Intangible assets, net	490.6	487.3
Goodwill	587.3	581.9
Other assets	38.7	42.8
Total Assets	$1,870.2	$1,864.6

LIABILITIES
Current Liabilities
Trade accounts payable	$196.0	$196.8
Liabilities from long-term manufacturing contracts and advances	135.8	125.9
Accrued compensation	53.5	71.9
Other current liabilities	125.2	137.1
Total current liabilities	510.5	531.7
Long-term debt	364.8	344.6
Accrued pension and postretirement healthcare	117.8	120.5
Deferred income taxes	77.7	76.4
Other long-term liabilities	52.0	47.3
Total Liabilities	1,122.8	1,120.5

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.9 and 63.9 shares issued, 62.5 and 62.3 shares outstanding)	—	—
Additional paid-in capital	341.7	351.4
Retained earnings	546.3	531.0
Treasury stock (1.4 and 1.6 shares)	(59.2)	(67.1)
Accumulated other comprehensive loss	(94.3)	(84.2)
Hillenbrand Shareholders’ Equity	734.5	731.1
Noncontrolling interests	12.9	13.0
Total Shareholders’ Equity	747.4	744.1

Total Liabilities and Equity	$1,870.2	$1,864.6

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(in millions)

	Three Months Ended December 31,
	2018	2017
Operating Activities
Consolidated net income	$29.0	$19.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14.1	13.8
Deferred income taxes	5.3	(14.9)
Share-based compensation	1.9	2.3
Trade accounts receivable and receivables from long-term manufacturing contracts	15.7	(20.4)
Inventories	(8.9)	(14.3)
Prepaid expenses and other current assets	1.9	4.4
Trade accounts payable	(0.6)	(7.4)
Accrued expenses and other current liabilities	(9.7)	12.9
Income taxes payable	(12.1)	32.0
Defined benefit plan and postretirement funding	(2.3)	(2.8)
Defined benefit plan and postretirement expense	0.8	1.1
Other, net	0.4	1.1
Net cash provided by operating activities	35.5	26.9

Investing Activities
Capital expenditures	(3.6)	(5.6)
Acquisition of business, net of cash acquired	(26.2)	—
Net cash used in investing activities	(29.8)	(5.6)

Financing Activities
Repayments on term loan	—	(148.5)
Proceeds from revolving credit facilities, net of financing costs	160.2	371.8
Repayments on revolving credit facilities	(139.6)	(213.0)
Payments of dividends on common stock	(13.1)	(13.1)
Repurchases of common stock	—	(15.2)
Net (payments) proceeds on stock plans	(3.8)	2.6
Other, net	(0.9)	2.8
Net cash provided by (used in) financing activities	2.8	(12.6)

Effect of exchange rates on cash and cash equivalents	0.3	2.9

Net cash flows	8.8	11.6

Cash, cash equivalents, and restricted cash:
At beginning of period	56.5	66.7
At end of period	$65.3	$78.3

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flow:

	12/31/2018	12/31/2017
Cash and cash equivalents	64.8	77.8
Short-term restricted cash included in other current assets	0.5	0.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flow	$65.3	$78.3

See Condensed Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares				Shares	Amount
Balance at September 30, 2017	63.8	—	$349.9	$507.1	0.7	$(24.4)	$(81.2)	$14.5	$765.9
Total other comprehensive income (loss), net of tax	—		—	—	—	—	6.7	0.1	6.8
Net income	—		—	18.1	—	—	—	1.0	19.1
Issuance/retirement of stock for stock awards/options	0.1		(8.3)	—	(0.3)	10.9	—	—	2.6
Share-based compensation	—		2.3	—	—	—	—	—	2.3
Purchases of common stock	—		—	—	0.4	(15.2)	—	—	(15.2)
Dividends ($0.2075 per share)	—		0.2	(13.2)	—	—	—	—	(13.0)
Balance at December 31, 2017	63.9		$344.1	$512.0	0.8	$(28.7)	$(74.5)	$15.6	$768.5

Balance at September 30, 2018	63.9		351.4	531.0	1.6	(67.1)	(84.2)	13.0	744.1
Total other comprehensive income (loss), net of tax	—		—	—	—	—	(10.1)	0.2	(9.9)
Net income	—		—	28.3	—	—	—	0.7	29.0
Issuance/retirement of stock for stock awards/options	—		(11.7)	—	(0.2)	7.9	—	—	(3.8)
Share-based compensation	—		1.9	—	—	—	—	—	1.9
Purchases of common stock	—		—	—	—	—	—	—	—
Dividends ($0.2100 per share)	—		0.1	(13.2)	—	—	—	(1.0)	(14.1)
Other	—		—	0.2	—	—	—	—	0.2
Balance at December 31, 2018	63.9		$341.7	$546.3	1.4	$(59.2)	$(94.3)	$12.9	$747.4

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

These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K for the year ended September 30, 2018, as filed with the SEC.  The September 30, 2018 Consolidated Balance Sheet included in this Form 10-Q was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet included in Form 10-K.  In the opinion of management, these financial statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flow as of the dates and for the periods presented.

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

2.	Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for 2018, except as described below.

Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 was early adopted for our fiscal year beginning on October 1, 2018 on a prospective basis. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 became effective and was adopted for our fiscal year beginning on October 1, 2018. The adoption of ASU 2016-18 had a financial statement presentation and disclosure impact only.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 assists entities in determining whether a transaction involves an asset or a business. Specifically, it states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output.  ASU 2017-01 became effective and was adopted for our fiscal year beginning on October 1, 2018. The adoption of ASU 2017-01 did not have a significant impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 states that an employer must report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and present the other components of net benefit cost (as defined in paragraphs 715-30-35-4 and 715-60-35-9) in the income statement separately from the service cost component and outside a subtotal of income from operations (if one is presented). In addition, ASU 2017-07 limits the capitalization of compensation costs to the service cost component only (if capitalization is appropriate). ASU 2017-07 became effective and was adopted for our fiscal year beginning on October 1, 2018. The adoption of this standard resulted in the reclassification of $0.1 credit from Cost of goods sold and $0.1 from Operating expenses to Other (expense) income, net, on the Consolidated Statements of Income for the quarter ended December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications (in accordance with Topic 718). The new guidance will provide relief to entities that make non-substantive changes to share-based payment awards. ASU 2017-09 became effective and was adopted for our fiscal year beginning on October 1, 2018. The adoption of ASU 2017-09 did not have a significant impact on our consolidated financial statements.

Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), plus a number of related ASUs designed to clarify and interpret ASC 606. The new standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates than the previously effective standards. It also requires significant disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The new standard became effective for our fiscal year beginning on October 1, 2018 and was adopted on a modified retrospective basis. The Company elected the practical expedient and only evaluated contracts for which substantially all revenue had not been recognized under ASC Topic 605, with the cumulative effect of the new guidance recorded as of the date of initial application.

The primary changes from the adoption of ASC 606 resulted from certain performance obligations that were previously recognized at a point in time that are now recognized over time. The cumulative effect of the changes made to the Consolidated Balance Sheet as of October 1, 2018 for the adoption of ASC 606 was as follows:

	Balance at September 30, 2018	Adjustments due to ASC 606	Balance at October 1, 2018
Assets
Receivables from long-term manufacturing contracts	$120.3	$1.9	$122.2
Inventories	172.5	(1.6)	$170.9

Liabilities
Deferred income taxes	76.4	0.1	76.5

Shareholders’ Equity
Retained earnings	531.0	0.2	531.2

The following tables summarize the impacts of adopting ASC 606 on the Company’s consolidated financial statements for the quarter ended December 31, 2018.

Consolidated Statement of Income:

	Three Months Ended December 31, 2018
	As Reported	Adjustments Due to ASC 606	Balances without Adoption
Net revenue	$410.3	$(1.0)	$409.3
Cost of goods sold	263.3	(0.9)	262.4
Gross profit	147.0	(0.1)	146.9
Operating expenses	90.7	—	90.7
Income before income taxes	43.5	(0.1)	43.4
Income tax expense	14.5	—	14.5
Consolidated net income	$29.0	$(0.1)	$28.9

Consolidated Balance Sheet:

	December 31, 2018
	As Reported	Adjustments Due to ASC 606	Balances without Adoption
Assets
Receivables from long-term manufacturing contracts	$134.2	$(2.0)	$132.2
Inventories	182.3	1.9	184.2

Shareholder’s Equity
Retained earnings	$546.3	$(0.1)	$546.2

The Company has elected the following as a result of adopting the new standard on revenue recognition:

•
Hillenbrand elected not to adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when Hillenbrand transfers the goods or services to the customer and when the customer pays is equal to one year or less.

•	Hillenbrand elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities rather than as a promised service.

•
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by the Company from a customer, are excluded from revenue.

Recently Issued Accounting Standards

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

3.	Revenue Recognition

We adopted ASC 606, Revenue from Contracts with Customers, on October 1, 2018. As a result, we have changed our accounting policy for revenue recognition as detailed below.

Net revenue includes gross revenue less sales discounts, customer rebates, sales incentives, and product returns, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. We estimate these allowances using the expected value method, which is based upon historical rates and projections of customer purchases toward contractual rebate thresholds.

Performance Obligations & Contract Estimates

The Process Equipment Group designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries. A large portion of our revenue across the Process Equipment Group is derived from manufactured equipment, which may be standard, customized to meet customer specifications, or turnkey.

Our contracts with customers in the Process Equipment Group segment often include multiple performance obligations. Performance obligations are promises in a contract to transfer a distinct good or service to the customer, and are the basis for determining how revenue is recognized. For instance, a contract may include obligations to deliver equipment, installation services, and spare parts. We frequently have contracts for which the equipment and the installation services, as well as highly engineered or specialized spare parts, are all considered a single performance obligation, as in these instances the installation services and/or spare parts are not separately identifiable. However, due to the varying nature of equipment and contracts across the Process Equipment Group, we also have contracts where the installation services and/or spare parts are deemed to be separately identifiable and are therefore deemed to be distinct performance obligations.

A contract’s transaction price is allocated to each distinct performance obligation based on its respective stand-alone selling price, and recognized as revenue when, or as, the performance obligation is satisfied. When a distinct performance obligation is not sold separately, the value of the standalone selling price is estimated considering all reasonably available information. When an obligation is distinct, as defined in ASC 606, we allocate a portion of the contract price to the obligation and recognize it separately from the other performance obligations.

The timing of revenue recognition for each performance obligation is either over time or at a point in time. We recognize revenue over time for contracts that have an enforceable right to collect payment upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Revenue generated from standard equipment and highly customized equipment or parts contracts without an enforceable right to payment for performance completed to-date, as well as non-specialized parts sales and death care products, is recognized at a point in time.

We use the input method of “cost-to-cost” to recognize revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized immediately when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes to reduce the risk of contract losses.

Stand-alone service revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Stand-alone service revenue is not material to the Company.

For the Process Equipment Group and Batesville segments, for products where revenue is recognized at a point in time, we recognized it when our customers take control of the asset. We define this as the point in time at which the customer has the capability of full beneficial use of the asset as intended per the contract.

Contract balances

In the Process Equipment Group segment, the Company requires an advance deposit based on the terms and conditions of contracts with customers for many of its contracts. Payment terms generally require an upfront payment at the start of the contract, and the remaining payments during the contract or within a certain number of days of delivery. Typically, revenue is recognized within one year of receiving an advance deposit. For contracts where an advance payment is received greater than one year from expected revenue recognition, or a portion of the payment due extends beyond one year, the Company has determined it does not constitute a significant financing component.

The timing of revenue recognition, billings, and cash collections can result in customer receivables, advance payments, and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers and are included in Trade receivables, net, as well as unbilled amounts (contract assets) which are included in Receivables from long-term manufacturing contracts on our Consolidated Balance Sheets. Amounts are billed in accordance with contractual terms or as work progresses in accordance with contractual terms. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method is used and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to payment in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Trade receivables are recorded at face amounts and represent the amounts we believe to be collectible. The Company maintains allowances for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. Management evaluates the aging of the customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future, and records the appropriate provision.

Advance payments and billings in excess of revenue recognized are included in Liabilities from long-term manufacturing contracts and advances on our Consolidated Balance Sheets. Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. Billings in excess of revenue recognized primarily relate to performance obligations satisfied over time when the cost-to-cost method is used and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. Contract liabilities are derecognized when revenue is recognized and the performance obligation is satisfied.

The balance in Receivables from long-term manufacturing contracts at December 31, 2018 and September 30, 2018 was $134.2 and $120.3. The change was driven by the adoption of ASC 606 ($2.0) and the impact of net revenue recognized prior to billings ($11.9). The balance in the Liabilities from long-term manufacturing contracts and advances at December 31, 2018 and September 30, 2018 was $135.8 and $125.9, and consists primarily of cash payments received or due in advance of satisfying our performance obligations. The revenue recognized for the three months ended December 31, 2018 related to Liabilities from long-term manufacturing contracts and advances as of September 30, 2018 was $78.0. During the three months ended December 31, 2018, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed as incurred.

Transaction price allocated to the remaining performance obligations

As of December 31, 2018, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog as defined in Item 2 of this Form 10-Q, for the Company was $946.4. Approximately 78% of these obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

	Three Months Ended December 31, 2018
	Process Equipment Group	Batesville	Total
Revenue by End Market
Plastics	$160.9	$—	$160.9
Chemicals	29.6	—	29.6
Food & Pharmaceuticals	16.5	—	16.5
Minerals & Mining	28.0	—	28.0
Water & Wastewater	9.5	—	9.5
Death Care	—	128.1	128.1
Other	37.7	—	37.7
Total	$282.2	$128.1	$410.3

	Three Months Ended December 31, 2018
	Process Equipment Group	Batesville	Total
Products and Services
Equipment	$183.4	$—	$183.4
Parts and Services	98.8	—	98.8
Death Care	—	128.1	128.1
Total	$282.2	$128.1	$410.3

	Three Months Ended December 31, 2018
	Process Equipment Group	Batesville	Total
Timing of Transfer
Point in Time	$163.7	$128.1	$291.8
Over Time	118.5	—	118.5
Total	$282.2	$128.1	$410.3

4.	Business Acquisitions

We completed the acquisition of Burnaby Machine and Mill Equipment Ltd. (“BM&M”) in November 2018 for $26.2 in cash.  We used our revolving credit facility (the “Facility”) to fund the acquisition.  Based in Canada, BM&M provides high-speed gyratory screeners for a variety of industries. The results of BM&M will be reported in the Process Equipment Group segment. Based on our initial purchase price allocation, we recorded $14 of intangibles, which consisted of $11 of customer relationships, $1 of trade names and $2 of backlog.  In addition, we recorded $9 of goodwill and $3 of net tangible assets, primarily working capital.  Goodwill is not deductible for tax purposes. The fair value did not ascribe a significant amount to tangible assets, as we often seek to acquire companies with a relatively low physical asset base in order to limit the need to invest significant additional cash post-acquisition.

5.	Supplemental Balance Sheet Information

	December 31, 2018	September 30, 2018
Trade accounts receivable reserves	$21.0	$22.2

Accumulated depreciation on property, plant, and equipment	$308.2	$303.8

Inventories:
Raw materials and components	$71.5	$68.3
Work in process	47.1	44.7
Finished goods	63.7	59.5
Total inventories	$182.3	$172.5

We had restricted cash of $0.5 included in Other current assets in the Consolidated Balance Sheets at December 31, 2018 and at September 30, 2018.

6.	Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2018 and September 30, 2018.

	December 31, 2018		September 30, 2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	473.1	(153.9)	464.5	(148.4)
Technology, including patents	79.1	(46.4)	79.6	(45.1)
Software	58.2	(49.7)	58.0	(48.9)
Other	2.5	(0.5)	0.2	(0.2)
	613.1	(250.7)	602.5	(242.8)
Indefinite-lived assets:
Trade names	128.2	—	127.6	—

Total	$741.3	$(250.7)	$730.1	$(242.8)

The net change in intangible assets during the three months ended December 31, 2018 was driven primarily by the acquisition of BM&M in November 2018, which included intangible assets of approximately $14, normal amortization, and foreign currency adjustments. See Note 4 for further detail on the acquisition of BM&M.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2018	$573.6	$8.3	$581.9
Acquisition	8.8	—	8.8
Foreign currency adjustments	(3.4)	—	(3.4)
Balance December 31, 2018	$579.0	$8.3	$587.3

7.	Financing Agreements

	December 31, 2018	September 30, 2018
$900 revolving credit facility (excluding outstanding letters of credit)	$115.8	$95.7
$150 senior unsecured notes, net of discount (1)	149.4	149.3
$100 Series A Notes (2)	99.6	99.6
Total debt	364.8	344.6
Less: current portion	—	—
Total long-term debt	$364.8	$344.6

(1) Includes debt issuance costs of $0.3 and $0.4 at December 31, 2018 and September 30, 2018.
(2) Includes debt issuance costs of $0.4 and $0.4 at December 31, 2018 and September 30, 2018.

With respect to the revolving credit facility, as of December 31, 2018, we had $7.2 in outstanding letters of credit issued and $777.0 of maximum borrowing capacity. $757.0 of this borrowing capacity was immediately available based on our leverage covenant at December 31, 2018, with additional amounts available in the event of a qualifying acquisition. The weighted-average interest rates on borrowings under the Facility were 2.37% for the three months ended December 31, 2018, and 1.44% for the same period in the prior year. The weighted average facility fee was 0.11% for the three months ended December 31, 2018, and 0.21% for the same period in the prior year. We have employed derivative instruments to hedge the interest rate associated with $150.0 of ten-year, fixed-rate financing we expect to issue in the future. These derivative instruments terminate in December 2020, if not settled earlier in connection with the underlying future financing.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of December 31, 2018, we had credit arrangements totaling $293.8, under which $226.4 was utilized, for this purpose. These arrangements include our €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) and other ancillary credit facilities.

The Facility, the LG Facility, and the Private Shelf Agreement, dated as of December 6, 2012, among the Company, Prudential Investment Management, Inc. and each Prudential Affiliate (as amended, the “Shelf Agreement”) (as defined therein), require us to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements, “Leverage Ratio”) of 3.5 to 1.0 including the application of cash as a reduction of Indebtedness (subject to certain limitations); a maximum Leverage Ratio resulting from an acquisition in excess of $75.0 of 4.0 to 1.0 for a period of three consecutive quarters following such acquisition; and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.0 to 1.0. As of December 31, 2018, we were in compliance with all covenants.

The Facility, senior unsecured notes, 4.60% Series A unsecured notes issued under the Shelf Agreement (“Series A Notes”), and LG Facility are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

8.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2018	2017	2018	2017
Service costs	$0.6	$0.7	$0.3	$0.6
Interest costs	2.6	2.2	0.3	0.3
Expected return on plan assets	(3.3)	(3.5)	(0.1)	(0.2)
Amortization of unrecognized prior service costs, net	—	—	—	—
Amortization of net loss	0.2	0.8	0.2	0.2
Net pension costs	$0.1	$0.2	$0.7	$0.9

Postretirement Healthcare Plans — Net postretirement healthcare costs were not significant for the three months ended December 31, 2018 and 2017.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.8 and $2.7 for the three months ended December 31, 2018 and 2017.

9.	Income Taxes

The effective tax rates for the three months ended December 31, 2018 and 2017 were 33.3% and 55.4%. The decrease in the effective tax rate during the three months ended December 31, 2018 was primarily due the impact of the 2017 Tax Cuts and Jobs Act (“Tax Act”), partially offset by an increase in reserve for uncertain tax positions. The Tax Act was enacted on December 22, 2017. The majority of the provisions of the Tax Act were to be effective for tax years beginning after December 31, 2017 (which corresponds to Hillenbrand’s fiscal year ended September 30, 2019). As a non-calendar year end company, certain of the provisions of the Tax Act were effective for us for the fiscal year ended September 30, 2018, while others became effective for our fiscal year ended September 30, 2019. The Tax Act reduced the federal corporate tax rate from 35% to 21%, which became effective on January 1, 2018. The Internal Revenue Code provides that our fiscal year ended September 30, 2018 had a blended U.S. corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21% applies to fiscal year ending September 30, 2019 and future years. Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under Accounting Standards Codification Topic 740 (“ASC 740”). Per SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC 740 is complete.

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

The impact of the federal tax rate reduction under the Tax Act was recognized in the rate applied to earnings for the fiscal year ended September 30, 2018. The reduction for this period was from 35.0% to 24.5%. The further reduction of the federal tax rate to the statutory tax rate of 21% under the Tax Act is to be recognized in the rate applied to earnings for the fiscal year ending September 30, 2019.

Furthermore, Hillenbrand is subject to a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”) as enacted pursuant to the Tax Act. This Transition Tax was imposed on the deferred accumulated earnings of foreign subsidiaries at an effective rate of 15.5% of foreign earnings attributable to cash and cash equivalents, and 8% of the residual foreign earnings. During the fiscal year ended September 30, 2018, we recorded a provisional net expense for the Transition Tax of $24.6. During the quarter ended December 31, 2018, we completed our determination of the effect of the Transition Tax and, pursuant to SAB 118, we recognized a $0.5 increase to the Transition Tax liability, resulting in a Transition

Tax liability of $25.1. Hillenbrand elected to pay the Transition Tax over eight years and made the first installment payment of $2.0 during the quarter ended December 31, 2018. The remaining Transition Tax liability is included in other current liabilities ($2.0) and other long-term liabilities ($21.1) in the Consolidated Balance Sheet at December 31, 2018.

In connection with the Tax Act, we evaluated our future cash deployment needs and revised our permanent reinvestment assertions. While we continue to assert permanent reinvestment for the earnings of certain of our foreign subsidiaries, we have recognized an additional $1.3 of deferred tax liability associated with those foreign subsidiaries where we no longer maintain a permanent reinvestment assertion.

As noted above, the enactment dates for many of the provisions within the Tax Act were for tax years beginning after December 31, 2017, and as a result, certain provisions were not effective until our current fiscal year ending September 30, 2019. These provisions have been incorporated into the current period tax provision, and include recognizing global intangible low-taxed income and foreign derived intangible income, eliminating U.S. federal income taxes on dividends from foreign subsidiaries, eliminating the domestic production activity deduction, limiting the amount of deductible interest expense, limiting the use of foreign tax credits to reduce the U.S. income tax liability, and limiting the deduction of executive compensation, as well as other provisions.

10.	Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At December 31, 2018 and 2017, potential dilutive effects, representing approximately 400,000 shares at each period, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2018	2017
Net income(1)	$28.3	$18.1
Weighted average shares outstanding (basic - in millions)	62.9	63.6
Effect of dilutive stock options and other unvested equity awards (in millions)	0.6	0.5
Weighted average shares outstanding (diluted - in millions)	63.5	64.1

Basic earnings per share	$0.45	$0.28
Diluted earnings per share	$0.45	$0.28

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.7	0.2

(1) Net income attributable to Hillenbrand

11.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)
Other comprehensive income before reclassifications
Before tax amount	—	6.2	0.2	6.4	$0.1	$6.5
Tax expense	—	—	(0.1)	(0.1)	—	(0.1)
After tax amount	—	6.2	0.1	6.3	0.1	6.4
Amounts reclassified from accumulated other comprehensive income(1)	0.7	—	(0.3)	0.4	—	0.4
Net current period other comprehensive income (loss)	0.7	6.2	(0.2)	6.7	$0.1	$6.8
Balance at December 31, 2017	$(44.6)	$(30.7)	$0.8	$(74.5)
 (1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)
Other comprehensive income before reclassifications
Before tax amount	—	(5.1)	(6.8)	(11.9)	$0.2	$(11.7)
Tax expense	—	—	1.6	1.6	—	1.6
After tax amount	—	(5.1)	(5.2)	(10.3)	0.2	(10.1)
Amounts reclassified from accumulated other comprehensive income(1)	0.2	—	—	0.2	—	0.2
Net current period other comprehensive income (loss)	0.2	(5.1)	(5.2)	(10.1)	$0.2	$(9.9)
Balance at December 31, 2018	$(40.8)	$(49.2)	$(4.3)	$(94.3)
(1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended December 31, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.4)	$(0.4)
Cost of goods sold	—	—	—	—
Operating expenses	—	—	—	—
Other income (expense), net	1.1	—	—	1.1
Total before tax	$1.1	$—	$(0.4)	$0.7
Tax expense				(0.3)
Total reclassifications for the period, net of tax				$0.4

	Three Months Ended December 31, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.1)	(0.1)
Operating expenses	—	—	—	—
Other income (expense), net	0.3	—	—	0.3
Total before tax	$0.3	$—	$—	$0.3
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.2

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8).

12.	Share-Based Compensation

	Three Months Ended December 31,
	2018	2017
Share-based compensation costs	$1.9	$2.3
Less impact of income tax benefit	0.4	0.6
Share-based compensation costs, net of tax	$1.5	$1.7

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

During the three months ended December 31, 2018, we made the following grants:

Number of Units
Stock options	426,821
Time-based stock awards	23,058
Performance-based stock awards (maximum that can be earned)	330,446

Stock options granted during fiscal 2019 had a weighted-average exercise price of $41.32 and a weighted-average grant date fair value of $10.16.  Our time-based stock awards and performance-based stock awards granted during the first quarter of fiscal 2019 had weighted-average grant date fair values of $41.31 and $41.77.  Included in the performance-based stock awards granted during the first quarter of fiscal 2019 are 179,957 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

13.	Other Income (Expense), Net

	Three Months Ended December 31,
	2018	2017
Equity in net income (loss) of affiliates	$(0.1)	$—
Foreign currency exchange gain (loss), net	0.4	(0.3)
Other, net	0.2	(0.1)
Other income (expense), net	$0.5	$(0.4)

14.	Commitments and Contingencies

Like most companies, we are involved from time to time in claims, lawsuits, and government proceedings relating to our operations, including environmental, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related these matters.  If a loss is not considered probable and/or cannot be reasonably estimated, we are required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

The Company is defending this matter vigorously.  The trial concluded in the third quarter of fiscal 2018. A final result has not been announced, but we expect such result in the coming months. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on the Company’s financial statements. If Aldrees prevails at trial, however, the outcome could be materially adverse to the Company’s financial statements for the particular period, depending, in part, upon the operating results or cash flows for such period.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at December 31,	Fair Value at December 31, 2018 Using Inputs Considered as:
	2018	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$64.8	$64.8	$—	$—
Investments in rabbi trust	4.6	4.6	—	—
Derivative instruments	1.5	—	1.5	—

Liabilities:
$150 senior unsecured notes	149.7	153.6	—	—
Revolving credit facility	115.8	—	115.8	—
$100 Series A Notes	100.0	—	100.8	—
Derivative instruments	7.5	—	7.5	—

The fair value of the amounts outstanding under the revolving credit facility approximated carrying value at December 31, 2018.  The fair values of the revolving credit facility and Series A Notes were estimated based on internally developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility or Series A Notes.

The fair values of the Company’s derivative instruments were based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of derivatives was $283.1 at December 31, 2018. The derivatives are included in Other current assets, Other current liabilities, and Other long-term liabilities on the Consolidated Balance Sheets.

16.	Segment and Geographical Information

	Three Months Ended December 31,
	2018	2017
Net revenue
Process Equipment Group	$282.2	$264.3
Batesville	128.1	132.9
Total	$410.3	$397.2

Adjusted EBITDA
Process Equipment Group	$46.2	$45.6
Batesville	26.7	27.9
Corporate	(8.8)	(8.3)

Net revenue (1)
United States	$214.8	$218.8
Germany	111.3	110.4
All other foreign business units	84.2	68.0
Total	$410.3	$397.2

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	December 31, 2018	September 30, 2018
Total assets assigned
Process Equipment Group	$1,649.5	$1,638.8
Batesville	187.8	191.8
Corporate	32.9	34.0
Total	$1,870.2	$1,864.6

Tangible long-lived assets, net
United States	$75.5	$76.6
Germany	39.7	40.7
All other foreign business units	25.0	24.7
Total	$140.2	$142.0

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Three Months Ended December 31,
	2018	2017
Adjusted EBITDA:
Process Equipment Group	$46.2	$45.6
Batesville	26.7	27.9
Corporate	(8.8)	(8.3)
Less:
Interest income	(0.2)	(0.5)
Interest expense	5.5	6.3
Income tax expense	14.5	23.7
Depreciation and amortization	14.1	13.8
Business acquisition, development, and integration	0.6	2.3
Restructuring and restructuring related	0.5	0.5
Inventory step-up	0.1	—
Consolidated net income	$29.0	$19.1

17.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended December 31, 2018					Three Months Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$216.1	$247.8	$(53.6)	$410.3	$—	$218.2	$229.1	$(50.1)	$397.2
Cost of goods sold	—	115.8	174.4	(26.9)	263.3	—	115.1	160.1	(24.2)	251.0
Gross profit	—	100.3	73.4	(26.7)	147.0	—	103.1	69.0	(25.9)	146.2
Operating expenses	10.2	61.4	45.8	(26.7)	90.7	10.9	61.6	42.5	(25.9)	89.1
Amortization expense	—	3.3	4.5	—	7.8	—	3.5	4.1	—	7.6
Interest expense	4.5	—	1.0	—	5.5	5.8	—	0.5	—	6.3
Other income (expense), net	(0.3)	—	0.8	—	0.5	(0.3)	0.5	(0.6)	—	(0.4)
Equity in net income (loss) of subsidiaries	42.0	2.2	—	(44.2)	—	37.4	1.4	—	(38.8)	—
Income (loss) before income taxes	27.0	37.8	22.9	(44.2)	43.5	20.4	39.9	21.3	(38.8)	42.8
Income tax expense (benefit)	(1.3)	9.9	5.9	—	14.5	2.3	15.5	5.9	—	23.7
Consolidated net income (loss)	28.3	27.9	17.0	(44.2)	29.0	18.1	24.4	15.4	(38.8)	19.1
Less: Net income attributable to
noncontrolling interests	—	—	0.7	—	0.7	—	—	1.0	—	1.0
Net income (loss) (1)	$28.3	$27.9	$16.3	$(44.2)	$28.3	$18.1	$24.4	$14.4	$(38.8)	$18.1
Consolidated comprehensive income (loss)	$18.2	$27.8	$11.8	$(38.7)	$19.1	$24.8	$24.9	$21.3	$(45.1)	$25.9
Less: Comprehensive income attributable
to noncontrolling interests	—	—	0.9	—	0.9	—	—	1.1	—	1.1
Comprehensive income (loss) (2)	$18.2	$27.8	$10.9	$(38.7)	$18.2	$24.8	$24.9	$20.2	$(45.1)	$24.8

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	December 31, 2018					September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.4	$4.2	$60.2	$—	$64.8	$1.1	$5.8	$49.1	$—	$56.0
Trade receivables, net	—	109.4	81.1	—	190.5	—	124.5	94.0	—	218.5
Receivables from long-term manufacturing contracts	—	6.4	127.8	—	134.2	—	5.3	115.0	—	120.3
Inventories	—	83.3	102.0	(3.0)	182.3	—	76.7	98.6	(2.8)	172.5
Prepaid expense	3.4	7.2	13.9	—	24.5	2.7	7.0	15.5	—	25.2
Intercompany receivables	—	1,196.5	54.3	(1,250.8)	—	—	1,131.1	79.1	(1,210.2)	—
Other current assets	—	2.6	14.1	0.4	17.1	—	3.2	14.6	0.3	18.1
Total current assets	3.8	1,409.6	453.4	(1,253.4)	613.4	3.8	1,353.6	465.9	(1,212.7)	610.6
Property, plant and equipment, net	3.8	59.7	76.7	—	140.2	3.8	60.2	78.0	—	142.0
Intangible assets, net	2.9	192.4	295.3	—	490.6	3.2	196.0	288.1	—	487.3
Goodwill	—	225.0	362.3	—	587.3	—	225.0	356.9	—	581.9
Investment in consolidated subsidiaries	2,331.9	668.0	—	(2,999.9)	—	2,263.1	653.9	—	(2,917.0)	—
Other assets	29.9	26.7	2.4	(20.3)	38.7	15.7	28.2	5.9	(7.0)	42.8
Total Assets	$2,372.3	$2,581.4	$1,190.1	$(4,273.6)	$1,870.2	$2,289.6	$2,516.9	$1,194.8	$(4,136.7)	$1,864.6

Trade accounts payable	$2.0	$60.6	$133.4	$—	$196.0	$—	$62.4	$134.4	$—	$196.8
Liabilities from long-term manufacturing contracts and advances	—	31.2	104.6	—	135.8	—	26.6	99.3	—	125.9
Current portion of long-term debt	—	—	—	—	—	—	—	—	—	—
Accrued compensation	2.1	14.8	36.6	—	53.5	7.2	20.1	44.6	—	71.9
Intercompany payables	1,249.6	4.2	—	(1,253.8)	—	1,206.2	6.1	—	(1,212.3)	—
Other current liabilities	21.0	52.8	63.6	(12.2)	125.2	19.4	38.9	78.1	0.7	137.1
Total current liabilities	1,274.7	163.6	338.2	(1,266.0)	510.5	1,232.8	154.1	356.4	(1,211.6)	531.7
Long-term debt	334.0	—	30.8	—	364.8	300.2	—	44.4	—	344.6
Accrued pension and postretirement healthcare	0.7	29.4	87.7	—	117.8	0.7	29.8	90.0	—	120.5
Deferred income taxes	—	25.5	59.9	(7.7)	77.7	0.7	22.9	60.9	(8.1)	76.4
Other long-term liabilities	28.4	14.7	8.9	—	52.0	24.1	14.3	8.9	—	47.3
Total Liabilities	1,637.8	233.2	525.5	(1,273.7)	1,122.8	1,558.5	221.1	560.6	(1,219.7)	1,120.5
Total Hillenbrand Shareholders’ Equity	734.5	2,348.2	651.7	(2,999.9)	734.5	731.1	2,295.8	621.2	(2,917.0)	731.1
Noncontrolling interests	—	—	12.9	—	12.9	—	—	13.0	—	13.0
Total Equity	734.5	2,348.2	664.6	(2,999.9)	747.4	731.1	2,295.8	634.2	(2,917.0)	744.1
Total Liabilities and Equity	$2,372.3	$2,581.4	$1,190.1	$(4,273.6)	$1,870.2	$2,289.6	$2,516.9	$1,194.8	$(4,136.7)	$1,864.6

Condensed Consolidating Statements of Cash Flow

	Three Months Ended December 31, 2018					Three Months Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17.5)	$0.1	$52.9	$—	$35.5	$17.2	$5.4	$4.3	$—	$26.9

Investing activities:
Capital expenditures	—	(1.7)	(1.9)	—	(3.6)	(1.0)	(3.0)	(1.6)	—	(5.6)
Acquisition of business, net of cash acquired	—	—	(26.2)	—	(26.2)	—	—	—	—	—
Net cash used in investing activities	—	(1.7)	(28.1)	—	(29.8)	(1.0)	(3.0)	(1.6)	—	(5.6)

Financing activities:
Repayments on term loan	—	—	—	—	—	(148.5)	—	—	—	(148.5)
Proceeds from revolving credit facilities, net of financing costs	106.0	—	54.2	—	160.2	264.7	—	107.1	—	371.8
Repayments on revolving credit facilities	(72.3)	—	(67.3)	—	(139.6)	(106.0)	—	(107.0)	—	(213.0)
Payment of dividends on common stock	(13.1)	—	—	—	(13.1)	(13.1)	—	—	—	(13.1)
Repurchases of common stock	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Net proceeds on stock plans	(3.8)	—	—	—	(3.8)	2.6	—	—	—	2.6
Other, net	—	—	(0.9)	—	(0.9)	—	—	2.8	—	2.8
Net cash (used in) provided by financing activities	16.8	—	(14.0)	—	2.8	(15.5)	—	2.9	—	(12.6)

Effect of exchange rates on cash and cash equivalents	—	—	0.3	—	0.3	—	—	2.9	—	2.9

Net cash flow	(0.7)	(1.6)	11.1	—	8.8	0.7	2.4	8.5	—	11.6
Cash, cash equivalents and restricted cash at beginning of period	1.1	5.8	49.6	—	56.5	0.1	5.0	61.6	—	66.7
Cash, cash equivalents and restricted cash at end of period	$0.4	$4.2	$60.7	$—	$65.3	$0.8	$7.4	$70.1	$—	$78.3

18.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.2	$0.1	$0.3	$—	$0.2	$0.2
Batesville	0.1	0.1	0.2	—	—	—
Corporate	—	—	—	—	(0.1)	(0.1)
Total	$0.3	$0.2	$0.5	$—	$0.1	$0.1

The charges related primarily to severance costs. At December 31, 2018, $1.2 of restructuring costs were accrued and expected to be paid in 2019.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes the impact of the Tax Act on the Company’s financial position, results of operations, and cash flows. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 13, 2018, and in Item 1A of Part II of this Form 10-Q.  We assume no obligation to update or revise any forward-looking statements.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2018, to the same period in fiscal year 2018.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and exclude expenses associated with business acquisition, development, and integration, restructuring and restructuring related charges, and inventory step-up.  The related income tax for all of these items is also excluded.  The measures also exclude the non-recurring tax benefits and expenses related to the Tax Act. Non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

See page 33 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2018, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2018, except as described below.

2017 Tax Cuts and Jobs Act — On December 22, 2017, the Tax Act was enacted. The majority of the provisions of the Tax Act were to be effective for tax years beginning after December 31, 2017 (which corresponds to Hillenbrand’s fiscal year ended September 30, 2019). The Tax Act reduced the federal corporate tax rate from 35% to 21% and became effective on January 1, 2018. As a non-calendar year end company, certain of the provisions of the Tax Act were effective for the fiscal year ended September 30, 2018, while others became effective for us for our fiscal year ended September 30, 2019. The Internal Revenue Code provides that our fiscal year ended September 30, 2018 had a blended U.S. corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21% applies to fiscal year ending September 30, 2019 and future years.

Furthermore, Hillenbrand is subject to the Transition Tax. This Transition Tax is imposed on the deferred accumulated earnings of foreign subsidiaries at an effective rate of 15.5% of foreign earnings attributable to cash and cash equivalents, and 8% of the residual foreign earnings. During the fiscal year ended September 30, 2018, we recorded a provisional net expense for the Transition Tax of $24.6. During the quarter ended December 31, 2018, we completed our determination of the Transition Tax and, pursuant to SAB 118, we recognized a $0.5 increase to the Transition Tax liability, resulting in a final Transition tax liability of $25.1. Hillenbrand elected to pay the Transition Tax over eight years and made the first installment payment of $2.0 during the quarter ended December 31, 2018. In connection with the Tax Act, we evaluated our future cash deployment needs and revised our permanent reinvestment assertions. While we continue to assert permanent reinvestment for the earnings of certain of our foreign subsidiaries, we have recognized an additional $1.3 of deferred tax liability associated with those foreign subsidiaries where we no longer maintain a permanent reinvestment assertion.

Revenue Recognition — Net revenue includes gross revenue less sales discounts, customer rebates, sales incentives, and product returns, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. We estimate these allowances using the expected value method, which is based upon historical rates and projections of customer purchases toward contractual rebate thresholds.

Performance Obligations & Contract Estimates

The Process Equipment Group designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries. A large portion of our revenue across the Process Equipment Group is derived from manufactured equipment, which may be standard, customized to meet customer specifications, or turnkey.

Our contracts with customers in the Process Equipment Group segment often include multiple performance obligations. Performance obligations are promises in a contract to transfer a distinct good or service to the customer, and are the basis for determining how revenue is recognized. For instance, a contract may include obligations to deliver equipment, installation services, and spare parts. We frequently have contracts for which the equipment and the installation services, as well as highly engineered or specialized spare parts, are all considered a single performance obligation, as in these instances the installation services and/or spare parts are not separately identifiable. However, due to the varying nature of equipment and contracts across the Process Equipment Group, we also have contracts where the installation services and/or spare parts are deemed to be separately identifiable and are therefore deemed to be distinct performance obligations.

A contract’s transaction price is allocated to each distinct performance obligation based on its respective stand-alone selling price, and recognized as revenue when, or as, the performance obligation is satisfied. When a distinct performance obligation is not sold separately, the value of the standalone selling price is estimated considering all reasonably available information. When an obligation is distinct, as defined in ASC 606, we allocate a portion of the contract price to the obligation and recognize it separately from the other performance obligations.

The timing of revenue recognition for each performance obligation is either over time or at a point in time. We recognize revenue over time for contracts that have an enforceable right to collect payment upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Revenue generated from standard equipment and highly customized equipment or parts contracts without an enforceable right to payment for performance completed to-date, as well as non-specialized parts sales and death care products, is recognized at a point in time.

We use the input method of “cost-to-cost” to recognize revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized immediately when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes to reduce the risk of contract losses.

Stand-alone service revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Stand-alone service revenue is not material to the Company.

For the Process Equipment Group and Batesville segments, for products where revenue is recognized at a point in time, we recognized it when our customers take control of the asset. We define this as the point in time at which the customer has the capability of full beneficial use of the asset as intended per the contract.

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

Our strategy is to leverage our historically strong financial foundation and the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow and then reinvest available cash in new growth initiatives that are focused on building platforms with leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$410.3	100.0	$397.2	100.0
Gross profit	147.0	35.8	146.2	36.8
Operating expenses	90.7	22.1	89.1	22.4
Amortization expense	7.8	1.9	7.6	1.9
Interest expense	5.5	1.3	6.3	1.6
Other (expense) income, net	0.5	(0.1)	(0.4)	0.1
Income taxes	14.5	3.5	23.7	6.0
Net income(1)	28.3	6.9	18.1	4.6

(1) Net income attributable to Hillenbrand.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Net revenue increased $13.1 (3%), which included unfavorable foreign currency impact (2%).

•	The Process Equipment Group’s net revenue increased $17.9 (7%), primarily due to higher volume (8%). Foreign currency impact decreased net revenue by 3%.

•
Batesville’s net revenue decreased $4.8 (4%), primarily due to a decrease in volume (4%), partially offset by an increase in average selling price. Lower volume was primarily driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation.

Gross profit increased $0.8 (0.5%), which included unfavorable foreign currency impact (1%). Gross profit margin decreased 100 basis points to 35.8%.

•
The Process Equipment Group’s gross profit increased $4.1 (4%), primarily due to higher volume and pricing and productivity improvements, partially offset by cost inflation and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics. Foreign currency impact decreased gross profit by 2%. Gross profit margin decreased 100 basis points to 36.5% in 2019, primarily due to cost inflation and an increased proportion of lower margin, large systems sales in plastics, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.2 and inventory step-up charges of $0.1 in fiscal 2019. Excluding these charges, adjusted gross profit increased $4.4 (4%), primarily driven by higher volume and pricing and productivity improvements, partially offset by cost inflation and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics. Adjusted gross profit margin decreased 90 basis points to 36.6%, primarily due to cost inflation and an increased proportion of lower margin, large systems in plastics, partially offset by pricing and productivity improvements.

•
Batesville’s gross profit decreased $3.3 (7%) and gross profit margin decreased 120 basis points to 34.3%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel and wages, and the decrease in volume, partially offset by productivity improvements and the increase in average selling price.

Batesville’s gross profit included restructuring and restructuring related charges ($0.1 in fiscal 2019 and $0.1 in fiscal 2018). Excluding these charges, adjusted gross profit decreased $3.3 (7%) and adjusted gross profit margin decreased 130 basis points to 34.3%, primarily due to inflation in commodities, fuel and wages, and the decrease in volume, partially offset by productivity improvements and the increase in average selling price.

Operating expenses increased $1.6 (2%), primarily driven by an increase in strategic project investments, cost inflation, and variable compensation, partially offset by a decrease in business acquisition, development, and integration costs. Foreign currency impact decreased operating expenses by 1%. Our operating expense-to-revenue ratio improved by 30 basis points to 22.1% in 2019.  Operating expenses included the following items:

	Three Months Ended December 31,
	2018	2017
Business acquisition, development, and integration costs	$0.6	$2.3
Restructuring and restructuring related charges	0.2	0.4

On an adjusted basis, which excluded business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses increased $3.5 (4%), which included favorable foreign currency impact of 1%. The increase in adjusted operating expenses was primarily driven by an increase in strategic project investments, cost inflation, and variable compensation. Adjusted operating expenses as a percentage of net revenue increased 10 basis points in 2019 to 21.9%.

Interest expense decreased $0.8, primarily due to lower average borrowings.

Other (expense) income, net was $0.5 of other income in 2019, compared to $0.4 of other expense in 2018. The change was driven primarily by decreased foreign currency exchange losses.

The effective tax rate was 33.3% in fiscal 2019 compared to 55.4% in fiscal 2018. The improvement in the effective tax rate during the three months ended December 31, 2018 was primarily due to the impact of the Tax Act, partially offset by an increase in reserve for uncertain tax positions. The Tax Act resulted in a reduction of the domestic statutory rate from 35% to 21%. The Internal Revenue Code provides that our fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The domestic statutory tax rate of 21% applies to the fiscal year ended September 30, 2019 and future years. During the quarter ended December 31, 2017, we recognized a provisional net tax expense of $14.3, pursuant to SAB 118, for the impact of the tax rate reduction on our domestic net deferred tax liability, as well as a recognition of the estimated Transition Tax liability. During the quarter ended December 31, 2018, we recognized an additional $0.5 increase to the Transition Tax liability.

Our adjusted effective income tax rate was 29.1% in fiscal 2019 compared to 22.1% in fiscal 2018. The adjusted effective income tax rate excludes the impact of the Transition Tax ($0.5 in fiscal 2019 and $28.9 in fiscal 2018) and the revaluation of the deferred tax balances ($14.6 benefit in fiscal 2018) and accrued deferred tax liability associated with the permanent reinvestment assertions ($1.3 in fiscal 2019), as well as the tax impact of the adjustments discussed above. Excluding these items, the increase in the adjusted effective tax rate was primarily due to an increase in reserve for uncertain tax positions.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended December 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$282.2	100.0	$264.3	100.0
Gross profit	103.1	36.5	99.0	37.5
Operating expenses	61.6	21.8	56.2	21.3
Amortization expense	7.8	2.8	7.6	2.9

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Net revenue increased $17.9 (7%), primarily due to higher volume (8%), largely driven by increased demand for large systems in plastics and parts and service. Foreign currency impact decreased net revenue by 3%. Order backlog increased $235.4 (33%) from $711.0 on December 31, 2017, to $946.4 on December 31, 2018. The increase in backlog is primarily driven by an increase in orders for projects in the plastics industry. Foreign currency impact decreased order backlog by 5%.

On a sequential basis, order backlog increased $131.6 (16%) to $946.4 at December 31, 2018, up from $814.8 at September 30, 2018.

Gross profit increased $4.1 (4%), primarily due to higher volume and pricing and productivity improvements, partially offset by cost inflation and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics. Foreign currency impact decreased gross profit by 2%. Gross profit margin decreased 100 basis points to 36.5% in 2019, primarily due to cost inflation and an increased proportion of lower margin, large systems sales in plastics, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.2 and inventory step-up charges of $0.1 in fiscal 2019. Excluding these charges, adjusted gross profit increased $4.4 (4%), primarily driven by higher volume and pricing and productivity improvements, partially offset by cost inflation and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics. Adjusted gross profit margin decreased 90 basis points to 36.6%, primarily due to cost inflation and an increased proportion of lower margin, large systems sales in plastics, partially offset by pricing and productivity improvements.

Operating expenses increased $5.4 (10%), primarily driven by an increase in strategic project investments, cost inflation, and variable compensation. Foreign currency impact decreased operating expenses by 2%. Operating expenses as a percentage of net revenue increased by 50 basis points to 21.8% in 2019.

Operating expenses included restructuring and restructuring related charges ($0.1 in fiscal 2019 and $0.2 in fiscal 2018) and business acquisition, development, and integration costs ($0.3 in 2019).  Excluding these items, adjusted operating expenses increased $5.2 (9%), which was primarily driven by an increase in strategic project investments, cost inflation, and variable compensation. Foreign currency impact decreased adjusted operating expenses by 2%. Adjusted operating expenses as a percentage of net revenue increased 50 basis points to 21.7% in 2019.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended December 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$128.1	100.0	$132.9	100.0
Gross profit	43.9	34.3	47.2	35.5
Operating expenses	19.6	15.3	21.9	16.5

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Net revenue decreased $4.8 (4%), primarily due to a decrease in volume (4%), partially offset by an increase in average selling price. Lower volume was primarily driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by the increased rate at which families opted for cremation.
Gross profit decreased $3.3 (7%) and gross profit margin decreased 120 basis points to 34.3%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel and wages, and the decrease in volume, partially offset by productivity improvements and the increase in average selling price.

Gross profit included restructuring and restructuring related charges ($0.1 in fiscal 2019 and $0.1 in fiscal 2018). Excluding these charges, adjusted gross profit decreased $3.3 (7%) and adjusted gross profit margin decreased 130 basis points to 34.3%, primarily due to inflation in commodities, fuel and wages, and the decrease in volume, partially offset by productivity improvements and the increase in average selling price.

Operating expenses decreased $2.3 (11%) to $19.6 and operating expenses as a percentage of net revenue decreased 120 basis points to 15.3%, primarily due to productivity initiatives and a decrease in variable compensation.

Operating expenses included $0.1 of restructuring and restructuring related charges in fiscal 2019. Excluding these charges, adjusted operating expenses decreased $2.4 (11%), and adjusted operating expenses as a percentage of net revenue decreased 130 basis points to 15.2% in fiscal 2019.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$9.2	2.2	$8.5	2.1
Business acquisition, development, and integration costs	0.3	0.1	2.3	0.6
Restructuring and restructuring related charges	—	—	0.2	0.1
Operating expenses	$9.5	2.3	$11.0	2.8

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

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Operating expenses decreased $1.5 (14%), primarily due to a decrease in business acquisition, development, and integration costs, partially offset by an increase in variable compensation. These expenses as a percentage of net revenue were 2.3%, a decrease of 50 basis points from the prior year.

Core operating expenses increased $0.7 (8%), primarily due to an increase in variable compensation.  These expenses as a percentage of net revenue were 2.2%, an increase of 10 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended December 31,
	2018	2017
Consolidated net income	$29.0	$19.1
Interest income	(0.2)	(0.5)
Interest expense	5.5	6.3
Income tax expense	14.5	23.7
Depreciation and amortization	14.1	13.8
EBITDA	$62.9	$62.4
Business acquisition, development, and integration	0.6	2.3
Restructuring and restructuring related	0.5	0.5
Inventory step-up	0.1	—
Adjusted EBITDA	$64.1	$65.2

Consolidated net income for 2019 compared to 2018 increased $9.9 (52%), primarily driven by a decrease in the effective tax rate as a result of the Tax Act, higher volume from increased demand for large systems in plastics and parts and service, pricing and productivity improvements, and a decrease in business acquisition, development, and integration costs. This increase in consolidated net income was partially offset by cost inflation, a decrease in volume at Batesville, and unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics. Foreign currency impact decreased consolidated net income by 3%.

Consolidated adjusted EBITDA for 2019 compared to 2018 decreased $1.1 (2%), primarily due to cost inflation, a decrease in volume at Batesville, and unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics. This decrease in consolidated adjusted EBITDA was partially offset by higher volume from increased demand for large systems in plastics and parts and service, and pricing and productivity improvements. Foreign currency impact decreased adjusted EBITDA by 4%.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first three months of 2019 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes and our Facility as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $777.0 of maximum borrowing capacity available under the Facility as of December 31, 2018, of which $757.0 was immediately available based on our most restrictive covenant at December 31, 2018, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $7.2 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of December 31, 2018, we had guarantee arrangements totaling $293.8, under which $226.4 was utilized for this purpose. These arrangements include the €150.0 LG Facility under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the LG Facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. Pursuant to the Tax Act, we have reevaluated our indefinite reinvestment assertion with respect to the foreign earnings of those subsidiaries.  We continue to assert that the majority of foreign earnings is considered to be indefinitely reinvested outside of the U.S.  We have changed the permanent reinvestment assertions of certain of our lower tier subsidiaries in certain foreign jurisdictions where we foresee those earnings to no longer be permanently reinvested.  We continue to assert permanent reinvestment in certain jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, pursuant to the Tax Act, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested outside the U.S. The cash at our foreign subsidiaries totaled $59.6 at December 31, 2018. While we do not intend, nor do we foresee a need, to repatriate these funds, repatriation of these funds under current regulatory and tax law for use in domestic operations may expose us to additional taxes.

12-month Outlook

We believe the 12-month outlook for our business remains positive. Although cash flow from operations in the Process Equipment Group naturally experiences substantial fluctuations driven by changes in working capital requirements at Coperion (due to the type of product and geography of customer projects in process at any given time), we believe we have significant flexibility to meet our financial commitments, including working capital needs, capital expenditures, and financing obligations. We expect to continue to use a combination of our cash flows from operations and borrowings under our Facility to fund acquisitions. In considering attractive targets, we often look for companies with a relatively low physical asset base, in order to limit the need to invest significant additional cash into targets post-acquisition.

The Tax Act will require the Company to pay tax on unremitted earnings of its foreign subsidiaries in an amount of $25.1. During the quarter ended December 31, 2018, we elected to pay the Transition Tax in eight installments and made the first installment payment of $2.0. The portion of this tax we anticipate to pay in the next twelve months is $2.0, with the remainder to be paid over the next seven years. In addition, we expect the lower corporate tax rate of 21% to benefit our cash flow in current and future periods; however, the amount and use of those benefits has not yet been determined.

On December 7, 2018, we announced that our Board of Directors authorized a new share repurchase program of up to $200.0 in replacement of the Company’s prior share repurchase program, which eliminated the balance of approximately $39.6 remaining under that prior authorization.

Our anticipated contribution to our pension plans in 2019 is $10, of which $2.3 was made during the three months ended December 31, 2018. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2018, which will require approximately $13.1 each quarter based on our outstanding common stock at December 31, 2018. We increased our quarterly dividend in 2019 to $0.2100 per common share from $0.2075 per common share paid in 2018.

We believe existing cash, cash flows from operations, borrowings under existing arrangements, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Three Months Ended December 31,
(in millions)	2018	2017
Cash flows provided by (used in)
Operating activities	$35.5	$26.9
Investing activities	(29.8)	(5.6)
Financing activities	2.8	(12.6)
Effect of exchange rates on cash and cash equivalents	0.3	2.9
Increase in cash and cash equivalents	$8.8	$11.6

Operating Activities

Operating activities provided $35.5 of cash during the first three months of fiscal year 2019, and provided $26.9 of cash during the first three months of fiscal year 2018, a $8.6 (32%) increase.  The increase in operating cash flow was primarily due to the timing of working capital requirements within the Process Equipment Group, partially offset by an increase of $14.6 in cash paid for taxes.

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

Investing Activities

The $24.2 increase in cash used in investing activities in the first three months of fiscal 2019 was primarily due to the acquisition of BM&M for $26.2 in November 2018, compared to no acquisitions in fiscal 2018. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on this acquisition.

Financing Activities

Cash provided by financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities during the first three months of 2019 was $2.8, including $20.6 of proceeds, net of debt repayments.  Cash used in financing activities in the first three months of fiscal 2018 was $12.6. The increase in cash provided by financing activities was primarily due to the borrowings used to fund the acquisition of BM&M for $26.2 in 2019 and a decrease in repurchases of common stock in 2019.

We returned approximately $13.1 to shareholders during the first three months of 2019 in the form of quarterly dividends.  We increased our quarterly dividend in 2019 to $0.2100 per common share from $0.2075 per common share paid during 2018.

Off-Balance Sheet Arrangements

There were no significant changes in off-balance sheet arrangements, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, in our Annual Report on Form 10-K for 2018.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2018 Form 10-K filed with the SEC on November 13, 2018.  There have been no material changes in this information since the filing of our 2018 Form 10-K.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes, and updating existing systems.

In 2018, the Company established new internal controls related to our accounting policies and procedures as part of our adoption of the new revenue recognition standard. These internal controls included providing global training to our finance team and holding regular meetings with management to review and approve key decisions. Beginning October 2018, we have implemented new internal controls to address risks associated with applying the new standard.

Other than as noted above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 14 to the interim consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018, and the revised risk factor below.

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

In addition, the enacted Tax Act makes significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the domestic corporate tax rate, limitations on certain corporate deductions and credits, and a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”). Some of the Tax Act changes could have a negative impact on our business. The impact of the law is based on management’s current knowledge and assumptions, and further impacts may result from any additional regulations or guidance issued by the U.S. government. Changes in other tax laws or tax rulings could also have a material impact on our effective tax rate. Additionally, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that could increase our tax obligations in many countries where we do business. Any changes in the taxation of our activities in such jurisdictions may result in a material increase in our effective tax rate.

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

HILLENBRAND, INC.

Date: January 29, 2019	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: January 29, 2019		/s/ Timothy C. Ryan
Timothy C. Ryan
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective March 31, 2008 (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed August 12, 2008)
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

Exhibit 3.4	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 26, 2015)
Exhibit 10.1	Employment Agreement dated as of October 1, 2018, between Hillenbrand, Inc. and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.2	Hillenbrand, Inc. Second Amended and Restated Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2018)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Instance document
Exhibit 101.SCH	Schema document
Exhibit 101.CAL	Calculation linkbase document
Exhibit 101.LAB	Labels linkbase document
Exhibit 101.PRE	Presentation linkbase document
Exhibit 101.DEF	Definition linkbase document

*                 Filed herewith.