Form 10-Q
period 2019-03-31
Hillenbrand, Inc.
filed 2019-05-01
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

The registrant had 62,621,870 shares of common stock, no par value per share, outstanding as of April 26, 2019.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net revenue	$464.6	$452.2	$874.9	$849.4
Cost of goods sold	303.7	283.6	567.0	534.6
Gross profit	160.9	168.6	307.9	314.8
Operating expenses	93.7	98.3	184.4	187.4
Amortization expense	8.6	7.5	16.4	15.1
Impairment charge	—	63.4	—	63.4
Interest expense	5.4	6.0	10.9	12.3
Other income (expense), net	0.1	(1.1)	0.6	(1.5)
Income (loss) before income taxes	53.3	(7.7)	96.8	35.1
Income tax expense	13.8	13.6	28.3	37.3
Consolidated net income (loss)	39.5	(21.3)	68.5	(2.2)
Less: Net income attributable to noncontrolling interests	1.5	0.6	2.2	1.6
Net income (loss) (1)	$38.0	$(21.9)	$66.3	$(3.8)

Net income (loss) (1) — per share of common stock:
Basic earnings per share	$0.60	$(0.34)	$1.05	$(0.06)
Diluted earnings per share	$0.60	$(0.34)	$1.05	$(0.06)
Weighted average shares outstanding (basic)	62.9	63.3	62.9	63.5
Weighted average shares outstanding (diluted)	63.4	63.3	63.4	63.5

(1) Net income (loss) attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Consolidated net income (loss)	$39.5	$(21.3)	$68.5	$(2.2)
Changes in other comprehensive (loss) income, net of tax
Currency translation adjustment	(4.6)	14.7	(9.5)	21.0
Pension and postretirement (net of tax of quarter-to-date tax of $0.1 and $0.4 and year-to-date tax of $0.2 and $0.7)	0.3	0.7	0.5	1.4
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of $0.9 and $0.1 and year-to-date tax of $2.6 and $0.1)	(3.2)	0.5	(8.4)	0.3
Total changes in other comprehensive (loss) income, net of tax	(7.5)	15.9	(17.4)	22.7
Consolidated comprehensive income (loss)	32.0	(5.4)	51.1	20.5
Less: Comprehensive income attributable to noncontrolling interests	1.5	0.5	2.4	1.6
Comprehensive income (loss) (2)	$30.5	$(5.9)	$48.7	$18.9

(2) Comprehensive income (loss) attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	March 31, 2019	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$58.6	$56.0
Trade receivables, net	199.5	218.5
Receivables from long-term manufacturing contracts	164.8	120.3
Inventories	183.0	172.5
Prepaid expenses	24.1	25.2
Other current assets	20.4	18.1
Total current assets	650.4	610.6
Property, plant, and equipment, net	137.6	142.0
Intangible assets, net	477.3	487.3
Goodwill	583.0	581.9
Other assets	37.2	42.8
Total Assets	$1,885.5	$1,864.6

LIABILITIES
Current Liabilities
Trade accounts payable	$207.7	$196.8
Liabilities from long-term manufacturing contracts and advances	125.1	125.9
Accrued compensation	55.5	71.9
Other current liabilities	117.5	137.1
Total current liabilities	505.8	531.7
Long-term debt	361.7	344.6
Accrued pension and postretirement healthcare	114.6	120.5
Deferred income taxes	79.4	76.4
Other long-term liabilities	53.9	47.3
Total Liabilities	1,115.4	1,120.5

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.9 and 63.9 shares issued, 62.6 and 62.3 shares outstanding)	—	—
Additional paid-in capital	343.1	351.4
Retained earnings	571.1	531.0
Treasury stock (1.3 and 1.6 shares)	(55.6)	(67.1)
Accumulated other comprehensive loss	(101.8)	(84.2)
Hillenbrand Shareholders’ Equity	756.8	731.1
Noncontrolling interests	13.3	13.0
Total Shareholders’ Equity	770.1	744.1

Total Liabilities and Equity	$1,885.5	$1,864.6

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended March 31,
	2019	2018
Operating Activities
Consolidated net income (loss)	$68.5	$(2.2)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29.2	27.8
Impairment charge	—	63.4
Deferred income taxes	8.7	(10.4)
Share-based compensation	5.8	6.2
Trade accounts receivable and receivables from long-term manufacturing contracts	(24.8)	(34.2)
Inventories	(12.1)	(25.6)
Prepaid expenses and other current assets	(0.8)	(10.7)
Trade accounts payable	12.7	12.8
Accrued expenses and other current liabilities	(24.6)	10.3
Income taxes payable	(12.8)	26.5
Defined benefit plan and postretirement funding	(4.6)	(5.6)
Defined benefit plan and postretirement expense	1.7	2.3
Other, net	(0.4)	0.9
Net cash provided by operating activities	46.5	61.5

Investing Activities
Capital expenditures	(8.3)	(10.6)
Acquisition of business, net of cash acquired	(26.2)	—
Other, net	0.1	0.1
Net cash used in investing activities	(34.4)	(10.5)

Financing Activities
Repayments on term loan	—	(148.5)
Proceeds from revolving credit facilities, net of financing costs	342.0	701.8
Repayments on revolving credit facilities	(323.8)	(542.8)
Payments of dividends on common stock	(26.2)	(26.2)
Repurchases of common stock	—	(38.9)
Proceeds from stock option exercises and other	1.4	9.3
Payments for employee taxes on net settlement equity awards	(4.2)	(4.1)
Other, net	(0.5)	(1.0)
Net cash used in financing activities	(11.3)	(50.4)

Effect of exchange rates on cash and cash equivalents	2.1	1.7

Net cash flows	2.9	2.3

Cash, cash equivalents, and restricted cash:
At beginning of period	56.5	66.7
At end of period	$59.4	$69.0

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	58.6	68.5
Short-term restricted cash included in other current assets	0.8	0.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$59.4	$69.0

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders' Equity (Unaudited)
(in millions)

	Three Months Ended March 31, 2019
	Shareholders of Hillenbrand, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares				Shares	Amount
Balance at December 31, 2018	63.9	—	$341.7	$546.3	1.4	$(59.2)	$(94.3)	$12.9	$747.4
Total other comprehensive income (loss), net of tax	—		—	—	—	—	(7.5)	—	(7.5)
Net income	—		—	38.0	—	—	—	1.5	39.5
Issuance/retirement of stock for stock awards/options	—		(2.6)	—	(0.1)	3.6	—	—	1.0
Share-based compensation	—		3.9	—	—	—	—	—	3.9
Dividends ($0.2100 per share)	—		0.1	(13.2)	—	—	—	(1.1)	(14.2)
Balance at March 31, 2019	63.9		$343.1	$571.1	1.3	$(55.6)	$(101.8)	$13.3	$770.1

	Six Months Ended March 31, 2019
	Shareholders of Hillenbrand, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares				Shares	Amount
Balance at September 30, 2018	63.9		$351.4	$531.0	1.6	$(67.1)	$(84.2)	$13.0	$744.1
Total other comprehensive income (loss), net of tax	—		—	—	—	—	(17.6)	0.2	(17.4)
Net income	—		—	66.3	—	—	—	2.2	68.5
Issuance/retirement of stock for stock awards/options	—		(14.3)	—	(0.3)	11.5	—	—	(2.8)
Share-based compensation	—		5.8	—	—	—	—	—	5.8
Dividends ($0.4200 per share)	—		0.2	(26.4)	—	—	—	(2.1)	(28.3)
Other	—		—	0.2	—	—	—	—	0.2
Balance at March 31, 2019	63.9		$343.1	$571.1	1.3	$(55.6)	$(101.8)	$13.3	$770.1

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders' Equity (Unaudited)
(in millions)

	Three Months Ended March 31, 2018
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2017	63.9	$344.1	$512.0	0.8	$(28.7)	$(74.5)	$15.6	$768.5
Total other comprehensive income (loss), net of tax	—	—	—	—	—	16.0	(0.1)	15.9
Net (loss) income	—	—	(21.9)	—	—	—	0.6	(21.3)
Issuance/retirement of stock for stock awards/options	—	(1.8)	—	(0.1)	4.4	—	—	2.6
Share-based compensation	—	3.9	—	—	—	—	—	3.9
Purchases of common stock	—	—	—	0.5	(23.7)	—	—	(23.7)
Dividends ($0.2075 per share)	—	0.2	(13.2)	—	—	—	(0.9)	(13.9)
Balance at March 31, 2018	63.9	$346.4	$476.9	1.2	$(48.0)	$(58.5)	$15.2	$732.0

	Six Months Ended March 31, 2018
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2017	63.8	$349.9	$507.1	0.7	$(24.4)	$(81.2)	$14.5	$765.9
Total other comprehensive income (loss), net of tax	—	—	—	—	—	22.7	—	22.7
Net (loss) income	—	—	(3.8)	—	—	—	1.6	(2.2)
Issuance/retirement of stock for stock awards/options	0.1	(10.1)	—	(0.4)	15.3	—	—	5.2
Share-based compensation	—	6.2	—	—	—	—	—	6.2
Purchases of common stock	—	—	—	0.9	(38.9)	—	—	(38.9)
Dividends ($0.4150 per share)	—	0.4	(26.4)	—	—	—	(0.9)	(26.9)
Balance at March 31, 2018	63.9	$346.4	$476.9	1.2	$(48.0)	$(58.5)	$15.2	$732.0

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 states that an employer must report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and present the other components of net benefit cost (as defined in paragraphs 715-30-35-4 and 715-60-35-9) in the income statement separately from the service cost component and outside a subtotal of income from operations (if one is presented). In addition, ASU 2017-07 limits the capitalization of compensation costs to the service cost component only (if capitalization is appropriate). ASU 2017-07 became effective and was adopted for our fiscal year beginning on October 1, 2018. On the Consolidated Statements of Income, the adoption of this standard resulted in the reclassification of $0.1 credit from Cost of goods sold to Other income (expense), net, for the three months ended March 31, 2018, and $0.2 credit from Cost of goods sold and $0.1 from Operating expenses to Other income (expense), net, for the six months ended March 31, 2018.

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

The primary changes from the adoption of ASC 606 resulted from certain performance obligations that were previously recognized at a point in time that are now recognized over time. The cumulative effect of the changes made to the Consolidated Balance Sheet as of October 1, 2018 for the adoption of ASC 606 was as follows:

	Balance at September 30, 2018	Adjustments due to ASC 606	Balance at October 1, 2018
Assets
Receivables from long-term manufacturing contracts	$120.3	$1.9	$122.2
Inventories	172.5	(1.6)	170.9

Liabilities
Deferred income taxes	$76.4	$0.1	$76.5

Shareholders’ Equity
Retained earnings	$531.0	$0.2	$531.2

The following tables summarize the impacts of adopting ASC 606 on the Company’s consolidated financial statements as of and for the three and six months ended March 31, 2019.

Consolidated Statements of Income:

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	As Reported	Adjustments Due to ASC 606	Balances without Adoption	As Reported	Adjustments Due to ASC 606	Balances without Adoption
Net revenue	$464.6	$(0.1)	$464.5	$874.9	$(1.1)	$873.8
Cost of goods sold	303.7	(0.1)	303.6	567.0	(1.0)	566.0
Gross profit	160.9	—	160.9	307.9	(0.1)	307.8
Income before income taxes	53.3	—	53.3	96.8	(0.1)	96.7
Consolidated net income	39.5	—	39.5	68.5	(0.1)	68.4

Consolidated Balance Sheet:

	March 31, 2019
	As Reported	Adjustments Due to ASC 606	Balances without Adoption
Assets
Receivables from long-term manufacturing contracts	$164.8	$(3.0)	$161.8
Inventories	183.0	2.7	185.7

Liabilities
Deferred income taxes	$79.4	$(0.1)	$79.3

Shareholders’ Equity
Retained earnings	$571.1	$(0.2)	$570.9

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a right of use asset and related lease liability for leases that have terms of more than twelve months. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance, with the classifications based on criteria that are similar to those applied under the current lease guidance, without the explicit bright lines. ASU 2016-02 will be effective for our fiscal year beginning on October 1, 2019. We have developed an implementation plan and we are currently gathering data to further assess the impact that ASU 2016-02 will have on our consolidated financial statements. The adoption is anticipated to have a significant impact on assets and liabilities within our Consolidated Balance Sheets due to the recognition of right-of-use assets and corresponding lease liabilities.

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

The timing of revenue recognition for each performance obligation is either over time or at a point in time. We recognize revenue over time for contracts that have an enforceable right to collect payment for performance completed to-date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Revenue generated from standard equipment and highly customized equipment or parts contracts without an enforceable right to payment for performance completed to-date, as well as non-specialized parts sales and sales of death care products, is recognized at a point in time.

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

For the Process Equipment Group and Batesville segment products where revenue is recognized at a point in time, we recognize it when our customers take control of the asset. We define this as the point in time at which the customer has the capability of full beneficial use of the asset as intended per the contract.

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

The balance in Receivables from long-term manufacturing contracts at March 31, 2019 and September 30, 2018 was $164.8 and $120.3. The change was driven by the adoption of ASC 606 ($3.0) and the impact of net revenue recognized prior to billings ($41.5). The balance in the Liabilities from long-term manufacturing contracts and advances at March 31, 2019 and September 30, 2018 was $125.1 and $125.9 and consists primarily of cash payments received or due in advance of satisfying our performance obligations. The revenue recognized for the six months ended March 31, 2019 related to Liabilities from long-term manufacturing contracts and advances as of September 30, 2018 was $107.0. During the six months ended March 31, 2019, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed as incurred.

Transaction price allocated to the remaining performance obligations

As of March 31, 2019, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog as defined in Item 2 of this Form 10-Q, for the Company was $960.5. Approximately 85% of these obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
Revenue by End Market
Plastics	$202.2	$—	$202.2	$363.1	$—	$363.1
Chemicals	22.9	—	22.9	52.5	—	52.5
Food & Pharmaceuticals	24.4	—	24.4	40.9	—	40.9
Minerals & Mining	22.2	—	22.2	50.2	—	50.2
Water & Wastewater	7.7	—	7.7	17.2	—	17.2
Death Care	—	137.9	137.9	—	266.0	266.0
Other	47.3	—	47.3	85.0	—	85.0
Total	$326.7	$137.9	$464.6	$608.9	$266.0	$874.9

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
Products and Services
Equipment	$227.6	$—	$227.6	$411.0	$—	$411.0
Parts and Services	99.1	—	99.1	197.9	—	197.9
Death Care	—	137.9	137.9	—	266.0	266.0
Total	$326.7	$137.9	$464.6	$608.9	$266.0	$874.9

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
Timing of Transfer
Point in Time	$176.8	$137.9	$314.7	$340.5	$266.0	$606.5
Over Time	149.9	—	149.9	268.4	—	268.4
Total	$326.7	$137.9	$464.6	$608.9	$266.0	$874.9

4.	Business Acquisitions

We completed the acquisition of Burnaby Machine and Mill Equipment Ltd. (“BM&M”) in November 2018 for $26.2 in cash.  We used our revolving credit facility (the “Facility”) to fund the acquisition.  Based in Canada, BM&M provides high-speed gyratory screeners for a variety of industries. The results of BM&M will be reported in the Process Equipment Group segment. Based on our purchase price allocation, we recorded $14 of intangibles, which consisted of $10 of customer relationships, $1 of trade names and $3 of backlog.  In addition, we recorded $9 of goodwill and $3 of net tangible assets, primarily working capital.  Goodwill is not deductible for tax purposes. The fair value did not ascribe a significant amount to tangible assets, as we often seek to acquire companies with a relatively low physical asset base in order to limit the need to invest significant additional cash post-acquisition.

5.	Supplemental Balance Sheet Information

	March 31, 2019	September 30, 2018
Trade accounts receivable reserves	$21.0	$22.2

Accumulated depreciation on property, plant, and equipment	$310.6	$303.8

Inventories:
Raw materials and components	$71.3	$68.3
Work in process	49.5	44.7
Finished goods	62.2	59.5
Total inventories	$183.0	$172.5

We had restricted cash of $0.8 and $0.5 included in Other current assets in the Consolidated Balance Sheets at March 31, 2019 and at September 30, 2018.

6.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. With the exception of most trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which we expect to receive future economic benefits from these assets. We assess the carrying value of most trade names annually, or more often if events or changes in circumstances indicate there may be an impairment.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2019 and September 30, 2018.

	March 31, 2019		September 30, 2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	469.2	(158.8)	464.5	(148.4)
Technology, including patents	78.2	(47.3)	79.6	(45.1)
Software	58.5	(50.6)	58.0	(48.9)
Other	2.8	(1.7)	0.2	(0.2)
	608.9	(258.6)	602.5	(242.8)
Indefinite-lived assets:
Trade names	127.0	—	127.6	—

Total	$735.9	$(258.6)	$730.1	$(242.8)

The net change in intangible assets during the six months ended March 31, 2019 was driven primarily by the acquisition of BM&M in November 2018, which included intangible assets of approximately $14, normal amortization, and foreign currency adjustments. See Note 4 for further detail on the acquisition of BM&M.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2018	$573.6	$8.3	$581.9
Acquisition	9.1	—	9.1
Foreign currency adjustments	(8.0)	—	(8.0)
Balance March 31, 2019	$574.7	$8.3	$583.0

Impairment

In connection with the preparation of the quarterly financial statements for the second quarter 2018, an interim impairment assessment was performed at a reporting unit in the Process Equipment Group segment most directly impacted by domestic coal mining and coal power. During the quarter ended March 31, 2018, published industry reports reduced their forecasts for domestic coal production and consumption. The reporting unit also experienced a larger than expected decline in orders for equipment and parts used in the domestic coal mining and coal power industries. In conjunction with these events and as part of the long-term strategic forecasting process, the Company made the decision to redirect strategic investments for growth, significantly reducing the reporting unit’s terminal growth rate. As a result of this change in expected future cash flows, along with comparable fair value information, management concluded that the reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $58.8 during the quarter ended March 31, 2018. Intangible asset impairment charges for trade names associated with the same reporting unit were $4.6 pre-tax ($3.5 after tax) based on similar factors during the quarter ended March 31, 2018.

7.	Financing Agreements

	March 31, 2019	September 30, 2018
$900 revolving credit facility (excluding outstanding letters of credit)	$112.6	$95.7
$150 senior unsecured notes, net of discount (1)	149.5	149.3
$100 Series A Notes (2)	99.6	99.6
Other	1.7	—
Total debt	363.4	344.6
Less: current portion (3)	1.7	—
Total long-term debt	$361.7	$344.6

(1) Includes debt issuance costs of $0.3 and $0.4 at March 31, 2019 and September 30, 2018.
(2) Includes debt issuance costs of $0.4 and $0.4 at March 31, 2019 and September 30, 2018.
(3) Included in Other current liabilities in the Consolidated Balance Sheets.

Our private shelf agreement expired in March 2019. We entered into this Private Shelf Agreement on December 6, 2012 (as amended, the “Shelf Agreement”), with Prudential Investment Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that became a purchaser thereunder, and on December 15, 2014, we issued $100.0 in 4.60% Series A unsecured notes (“Series A Notes”) pursuant thereto, which remain outstanding.

With respect to the revolving credit facility, as of March 31, 2019, we had $7.2 in outstanding letters of credit issued and $780.2 of maximum borrowing capacity. $741.6 of this borrowing capacity was immediately available based on our leverage covenant at March 31, 2019, with additional amounts available in the event of a qualifying acquisition. The weighted-average interest rates on borrowings under the Facility were 2.73% and 2.57% for the three and six months ended March 31, 2019, and 2.03% and 1.82% for the same periods in the prior year. The weighted average facility fee was 0.12% and 0.11% for the three and six months ended March 31, 2019, and 0.15% and 0.17% for the same periods in the prior year.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of March 31, 2019, we had credit arrangements totaling $300.9, under which $210.6 was utilized, for this purpose. These arrangements include our €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) and other ancillary credit facilities.

The Facility, the LG Facility, and the Series A Notes, require us to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements, “Leverage Ratio”) of 3.5 to 1.0 including the application of cash as a reduction of Indebtedness (subject to certain limitations); a maximum Leverage Ratio resulting from an acquisition in excess of $75.0 of 4.0 to 1.0 for a period of three consecutive quarters following such acquisition; and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.0 to 1.0. As of March 31, 2019, we were in compliance with all covenants.

The Facility, senior unsecured notes, 4.60% Series A unsecured notes issued under the Shelf Agreement (“Series A Notes”), and LG Facility are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

8.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Service costs	$0.6	$0.7	$0.4	$0.4
Interest costs	2.5	2.1	0.3	0.3
Expected return on plan assets	(3.3)	(3.5)	(0.2)	(0.1)
Amortization of unrecognized prior service costs, net	0.1	0.1	—	—
Amortization of net loss	0.2	0.8	0.3	0.3
Net pension costs	$0.1	$0.2	$0.8	$0.9

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service costs	$1.2	$1.4	$0.7	$1.0
Interest costs	5.1	4.3	0.6	0.6
Expected return on plan assets	(6.6)	(7.0)	(0.3)	(0.3)
Amortization of unrecognized prior service costs, net	0.1	0.1	—	—
Amortization of net loss	0.4	1.6	0.5	0.5
Net pension costs	$0.2	$0.4	$1.5	$1.8

Postretirement Healthcare Plans — Net postretirement healthcare costs were not significant for the three and six months ended March 31, 2019 and 2018.

Defined Contribution Plans — Expenses related to our defined contribution plans were $2.9 and $5.7 for the three and six months ended March 31, 2019 and $2.9 and $5.6 for the same periods in the prior year.

9.	Income Taxes

The effective tax rates for the three months ended March 31, 2019 and 2018 were 25.9% and (176.6)%. The negative effective tax rate in the prior year quarter primarily resulted from the nondeductible portion of the previously mentioned impairment charge recorded in the Process Equipment Group segment and the resulting loss before tax for the quarter. Additionally, the current year increase in the effective tax rate includes the effect of an unfavorable geographic mix of pretax income, partially offset by the full implementation of the Tax Cuts and Jobs Act (“Tax Act”).

The effective tax rates for the six months ended March 31, 2019 and 2018 were 29.2% and 106.3%. The high effective tax rate in the prior year primarily resulted from the nondeductible portion of the previously mentioned impairment charge recorded in the Process Equipment Group segment and the impact of the Tax Act, as driven by the items discussed below. Additionally, the current year decrease in the effective tax rate is partially driven by the full implementation of the Tax Act, partially offset by the effects of an unfavorable geographic mix of pretax income and an increase in reserve for uncertain tax positions.

The Tax Act was enacted on December 22, 2017. The majority of the provisions of the Tax Act were to be effective for tax years beginning after December 31, 2017 (which corresponds to Hillenbrand’s current fiscal year ending September 30, 2019). As a non-calendar year end company, certain of the provisions of the Tax Act were effective for us for the fiscal year ended September 30, 2018, while others became effective for our current fiscal year ending September 30, 2019. The Tax Act reduced the federal corporate tax rate from 35% to 21%, which became effective on January 1, 2018. The Internal Revenue Code provides that our fiscal year ended September 30, 2018 had a blended U.S. corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21% applies to fiscal year ending September 30, 2019 and future years. Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under Accounting Standards Codification Topic 740 (“ASC 740”). Per SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC 740 is complete.

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

The impact of the federal tax rate reduction under the Tax Act was recognized in the rate applied to earnings for the fiscal year ended September 30, 2018. The reduction for this period was from 35.0% to 24.5%. The further reduction of the federal tax rate to the statutory tax rate of 21% under the Tax Act is being recognized in the rate applied to earnings for the fiscal year ending September 30, 2019.

We recorded a provisional discrete net tax expense of $14.3 related to the Tax Act in the quarter ended December 31, 2017. This net expense includes a benefit of $14.9 due to the remeasurement of our deferred tax items to reflect the impact of the federal tax rate reduction on our net deferred tax liabilities.

Furthermore, Hillenbrand is subject to a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”) as enacted pursuant to the Tax Act. This Transition Tax was imposed on the deferred accumulated earnings of foreign subsidiaries at an effective rate of 15.5% of foreign earnings attributable to cash and cash equivalents, and 8% of the residual foreign earnings. During the fiscal year ended September 30, 2018, we recorded a provisional net expense for the Transition Tax of $24.6. During the quarter ended December 31, 2018, we completed our determination of the effect of the Transition Tax and, pursuant to SAB 118, we recognized a $0.5 increase to the Transition Tax liability, resulting in a Transition Tax liability of $25.1. Hillenbrand elected to pay the Transition Tax over eight years and made the first installment payment of $2.0 during the quarter ended December 31, 2018. The remaining Transition Tax liability is included in Other current liabilities ($2.0) and Other long-term liabilities ($21.1) in the Consolidated Balance Sheet at March 31, 2019.

In connection with the Tax Act, we evaluated our future cash deployment needs and revised our permanent reinvestment assertions. While we continue to assert permanent reinvestment for the earnings of certain of our foreign subsidiaries, we recognized an additional $1.3 of deferred tax liability during the quarter ended December 31, 2018, associated with those foreign subsidiaries where we no longer maintain a permanent reinvestment assertion.

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

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At March 31, 2019 and 2018, potential dilutive effects, representing approximately 400,000 shares at each period, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss) (1)	$38.0	$(21.9)	$66.3	$(3.8)
Weighted average shares outstanding (basic - in millions)	62.9	63.3	62.9	63.5
Effect of dilutive stock options and other unvested equity awards (in millions)	0.5	—	0.5	—
Weighted average shares outstanding (diluted - in millions)	63.4	63.3	63.4	63.5

Basic earnings per share	$0.60	$(0.34)	$1.05	$(0.06)
Diluted earnings per share	$0.60	$(0.34)	$1.05	$(0.06)

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	1.1	1.2	0.9	1.0

(1) Net income (loss) attributable to Hillenbrand

11.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)
Other comprehensive income before reclassifications
Before tax amount	—	(9.7)	(11.0)	(20.7)	$0.2	$(20.5)
Tax expense	—	—	2.6	2.6	—	2.6
After tax amount	—	(9.7)	(8.4)	(18.1)	0.2	(17.9)
Amounts reclassified from accumulated other comprehensive income(1)	0.5	—	—	0.5	—	0.5
Net current period other comprehensive income (loss)	0.5	(9.7)	(8.4)	(17.6)	$0.2	$(17.4)
Balance at March 31, 2019	$(40.5)	$(53.8)	$(7.5)	$(101.8)
(1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)
Other comprehensive income before reclassifications
Before tax amount	—	21.0	0.8	21.8	$—	$21.8
Tax expense	—	—	(0.2)	(0.2)	—	(0.2)
After tax amount	—	21.0	0.6	21.6	—	21.6
Amounts reclassified from accumulated other comprehensive income(1)	1.4	—	(0.3)	1.1	—	1.1
Net current period other comprehensive income (loss)	1.4	21.0	0.3	22.7	$—	$22.7
Balance at March 31, 2018	$(43.9)	$(15.9)	$1.3	$(58.5)
 (1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended March 31, 2019
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.1)	(0.1)
Operating expenses	—	—	—	—
Other income (expense), net	0.4	—	—	0.4
Total before tax	$0.4	$—	$—	$0.4
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.3

	Six Months Ended March 31, 2019
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.2)	(0.2)
Operating expenses	—	—	—	—
Other income (expense), net	0.7	—	—	0.7
Total before tax	$0.7	$—	$—	$0.7
Tax expense				(0.2)
Total reclassifications for the period, net of tax				$0.5

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8).

	Three Months Ended March 31, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Operating expenses	—	—	—	—
Other income (expense), net	0.9	—	—	0.9
Total before tax	$0.9	$—	$—	$0.9
Tax expense				(0.2)
Total reclassifications for the period, net of tax				$0.7

	Six Months Ended March 31, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.4)	$(0.4)
Cost of goods sold	—	—	—	—
Operating expenses	—	—	—	—
Other income (expense), net	2.0	—	—	2.0
Total before tax	$2.0	$—	$(0.4)	$1.6
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$1.1

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8).

12.	Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Share-based compensation costs	$3.9	$3.9	$5.8	$6.2
Less impact of income tax benefit	0.9	1.0	1.3	1.6
Share-based compensation costs, net of tax	$3.0	$2.9	$4.5	$4.6

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

During the six months ended March 31, 2019, we made the following grants:

Number of Units
Stock options	431,726
Time-based stock awards	23,921
Performance-based stock awards (maximum that can be earned)	334,335

Stock options granted during fiscal 2019 had a weighted-average exercise price of $41.31 and a weighted-average grant date fair value of $10.15.  Our time-based stock awards and performance-based stock awards granted during fiscal 2019 had weighted-average grant date fair values of $41.29 and $41.77.  Included in the performance-based stock awards granted during fiscal 2019 are 181,994 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

13.	Other Income (Expense), Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Equity in net income (loss) of affiliates	$—	$—	$(0.1)	$—
Foreign currency exchange gain (loss), net	0.1	(0.5)	0.5	(0.8)
Other, net	—	(0.6)	0.2	(0.7)
Other income (expense), net	$0.1	$(1.1)	$0.6	$(1.5)

14.	Commitments and Contingencies

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

Aldrees Litigation

In April 2016, Hamad M. Aldrees & Partners Holding Co. for Industry and Mining (Closed Joint Company) (“Aldrees”) filed a lawsuit against Company subsidiary Rotex Europe Limited (“Rotex”) in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court (the “High Court”) in London, England (the “Aldrees Litigation”). The Aldrees Litigation resulted from an agreement made in 2010 for Rotex to supply, among other things, five mineral separating machines. Aldrees alleged breach of contract and misrepresentation by Rotex and was seeking damages of approximately £38.5.

The trial concluded in the third quarter of fiscal 2018 and a final decision was released by the High Court in March 2019 awarding a fraction of the claimed damages to Aldrees. This result did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at March 31,	Fair Value at March 31, 2019 Using Inputs Considered as:
	2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58.6	$58.6	$—	$—
Investments in rabbi trust	4.0	4.0	—	—
Derivative instruments	2.2	—	2.2	—

Liabilities:
$150 senior unsecured notes	149.8	154.0	—	—
Revolving credit facility	112.6	—	112.6	—
$100 Series A Notes	100.0	—	105.4	—
Derivative instruments	12.4	—	12.4	—

The fair value of the amounts outstanding under the revolving credit facility approximated carrying value at March 31, 2019.  The fair values of the revolving credit facility and Series A Notes were estimated based on internally developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility or Series A Notes.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of our hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, we use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. Additionally, the Company has derivative instruments in place to hedge the interest rate associated with $150.0 of ten-year, fixed-rate financing we expect to issue in the future. These derivative instruments terminate in December 2020, if not settled earlier in connection with the underlying expected future financing. Our objectives in using these derivatives are to reduce volatility in future interest expense and to manage our exposure to interest rate movements.

The fair values of the Company’s derivative instruments were based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of derivatives was $283.3 at March 31, 2019. The derivatives are included at fair value in Other current assets, Other current liabilities, and Other long-term liabilities on the Consolidated Balance Sheets.

16.	Segment and Geographical Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net revenue
Process Equipment Group	$326.7	$299.8	$608.9	$564.1
Batesville	137.9	152.4	266.0	285.3
Total	$464.6	$452.2	$874.9	$849.4

Adjusted EBITDA
Process Equipment Group	$55.5	$49.9	$101.7	$95.5
Batesville	31.6	38.6	58.3	66.5
Corporate	(12.2)	(12.2)	(21.0)	(20.5)

Net revenue (1)
United States	$232.4	$246.2	$447.2	$465.0
Germany	141.6	129.8	252.9	240.2
All other foreign business units	90.6	76.2	174.8	144.2
Total	$464.6	$452.2	$874.9	$849.4

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	March 31, 2019	September 30, 2018
Total assets assigned
Process Equipment Group	$1,667.9	$1,638.8
Batesville	187.0	191.8
Corporate	30.6	34.0
Total	$1,885.5	$1,864.6

Tangible long-lived assets, net
United States	$74.3	$76.6
Germany	38.6	40.7
All other foreign business units	24.7	24.7
Total	$137.6	$142.0

The following schedule reconciles segment adjusted EBITDA to consolidated net income (loss).

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Adjusted EBITDA:
Process Equipment Group	$55.5	$49.9	$101.7	$95.5
Batesville	31.6	38.6	58.3	66.5
Corporate	(12.2)	(12.2)	(21.0)	(20.5)
Less:
Interest income	(0.2)	(0.3)	(0.4)	(0.8)
Interest expense	5.4	6.0	10.9	12.3
Income tax expense	13.8	13.6	28.3	37.3
Depreciation and amortization	15.1	14.0	29.2	27.8
Impairment charge	—	63.4	—	63.4
Business acquisition, development, and integration	0.5	0.2	1.1	2.5
Restructuring and restructuring related	0.7	0.7	1.2	1.2
Inventory step-up	0.1	—	0.2	—
Consolidated net income (loss)	$39.5	$(21.3)	$68.5	$(2.2)

17.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$230.6	$294.1	$(60.1)	$464.6	$—	$250.9	$256.4	$(55.1)	$452.2
Cost of goods sold	—	126.8	210.0	(33.1)	303.7	—	129.7	181.0	(27.1)	283.6
Gross profit	—	103.8	84.1	(27.0)	160.9	—	121.2	75.4	(28.0)	168.6
Operating expenses	13.7	60.9	46.1	(27.0)	93.7	13.6	64.8	47.9	(28.0)	98.3
Amortization expense	—	3.4	5.2	—	8.6	—	3.2	4.3	—	7.5
Impairment charge	—	—	—	—	—	—	63.4	—	—	63.4
Interest expense	4.7	0.1	0.6	—	5.4	5.3	—	0.7	—	6.0
Other income (expense), net	(0.2)	(0.1)	0.4	—	0.1	(0.1)	(0.2)	(0.8)	—	(1.1)
Equity in net income (loss) of subsidiaries	51.4	3.5	—	(54.9)	—	(5.1)	1.8	—	3.3	—
Income (loss) before income taxes	32.8	42.8	32.6	(54.9)	53.3	(24.1)	(8.6)	21.7	3.3	(7.7)
Income tax expense (benefit)	(5.2)	10.6	8.4	—	13.8	(2.2)	9.4	6.4	—	13.6
Consolidated net income (loss)	38.0	32.2	24.2	(54.9)	39.5	(21.9)	(18.0)	15.3	3.3	(21.3)
Less: Net income attributable to
noncontrolling interests	—	—	1.5	—	1.5	—	—	0.6	—	0.6
Net income (loss) (1)	$38.0	$32.2	$22.7	$(54.9)	$38.0	$(21.9)	$(18.0)	$14.7	$3.3	$(21.9)
Consolidated comprehensive income (loss)	$30.5	$32.4	$19.6	$(50.5)	$32.0	$(5.9)	$(17.6)	$30.1	$(12.0)	$(5.4)
Less: Comprehensive income attributable
to noncontrolling interests	—	—	1.5	—	1.5	—	—	0.5	—	0.5
Comprehensive income (loss) (2)	$30.5	$32.4	$18.1	$(50.5)	$30.5	$(5.9)	$(17.6)	$29.6	$(12.0)	$(5.9)

	Six Months Ended March 31, 2019					Six Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$446.7	$541.9	$(113.7)	$874.9	$—	$469.1	$485.5	$(105.2)	$849.4
Cost of goods sold	—	242.6	384.4	(60.0)	567.0	—	244.8	341.1	(51.3)	534.6
Gross profit	—	204.1	157.5	(53.7)	307.9	—	224.3	144.4	(53.9)	314.8
Operating expenses	23.9	122.3	91.9	(53.7)	184.4	24.5	126.4	90.4	(53.9)	187.4
Amortization expense	—	6.7	9.7	—	16.4	—	6.7	8.4	—	15.1
Impairment charge	—	—	—	—	—	—	63.4	—	—	63.4
Interest expense	9.2	0.1	1.6	—	10.9	11.1	—	1.2	—	12.3
Other income (expense), net	(0.5)	(0.1)	1.2	—	0.6	(0.4)	0.3	(1.4)	—	(1.5)
Equity in net income (loss) of subsidiaries	93.4	5.7	—	(99.1)	—	32.3	3.2	—	(35.5)	—
Income (loss) before income taxes	59.8	80.6	55.5	(99.1)	96.8	(3.7)	31.3	43.0	(35.5)	35.1
Income tax expense (benefit)	(6.5)	20.5	14.3	—	28.3	0.1	24.9	12.3	—	37.3
Consolidated net income (loss)	66.3	60.1	41.2	(99.1)	68.5	(3.8)	6.4	30.7	(35.5)	(2.2)
Less: Net income attributable to
noncontrolling interests	—	—	2.2	—	2.2	—	—	1.6	—	1.6
Net income (loss) (1)	$66.3	$60.1	$39.0	$(99.1)	$66.3	$(3.8)	$6.4	$29.1	$(35.5)	$(3.8)
Consolidated comprehensive income (loss)	$48.7	$60.2	$31.4	$(89.2)	$51.1	$18.9	$7.3	$51.4	$(57.1)	$20.5
Less: Comprehensive income attributable
to noncontrolling interests	—	—	2.4	—	2.4	—	—	1.6	—	1.6
Comprehensive income (loss) (2)	$48.7	$60.2	$29.0	$(89.2)	$48.7	$18.9	$7.3	$49.8	$(57.1)	$18.9

(1) Net income (loss) attributable to Hillenbrand
(2) Comprehensive income (loss) attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	March 31, 2019					September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.2	$5.3	$53.1	$—	$58.6	$1.1	$5.8	$49.1	$—	$56.0
Trade receivables, net	—	105.7	93.8	—	199.5	—	124.5	94.0	—	218.5
Receivables from long-term manufacturing contracts	—	8.4	156.4	—	164.8	—	5.3	115.0	—	120.3
Inventories	—	82.9	103.0	(2.9)	183.0	—	76.7	98.6	(2.8)	172.5
Prepaid expense	2.9	7.7	13.5	—	24.1	2.7	7.0	15.5	—	25.2
Intercompany receivables	—	1,130.9	49.1	(1,180.0)	—	—	1,131.1	79.1	(1,210.2)	—
Other current assets	—	1.9	18.1	0.4	20.4	—	3.2	14.6	0.3	18.1
Total current assets	3.1	1,342.8	487.0	(1,182.5)	650.4	3.8	1,353.6	465.9	(1,212.7)	610.6
Property, plant and equipment, net	3.6	58.9	75.1	—	137.6	3.8	60.2	78.0	—	142.0
Intangible assets, net	2.8	188.6	285.9	—	477.3	3.2	196.0	288.1	—	487.3
Goodwill	—	225.0	358.0	—	583.0	—	225.0	356.9	—	581.9
Investment in consolidated subsidiaries	2,290.8	668.0	—	(2,958.8)	—	2,263.1	653.9	—	(2,917.0)	—
Other assets	27.1	26.5	1.9	(18.3)	37.2	15.7	28.2	5.9	(7.0)	42.8
Total Assets	$2,327.4	$2,509.8	$1,207.9	$(4,159.6)	$1,885.5	$2,289.6	$2,516.9	$1,194.8	$(4,136.7)	$1,864.6

Trade accounts payable	$0.2	$62.9	$144.6	$—	$207.7	$—	$62.4	$134.4	$—	$196.8
Liabilities from long-term manufacturing contracts and advances	—	24.6	100.5	—	125.1	—	26.6	99.3	—	125.9
Accrued compensation	3.9	13.6	38.0	—	55.5	7.2	20.1	44.6	—	71.9
Intercompany payables	1,176.6	6.3	—	(1,182.9)	—	1,206.2	6.1	—	(1,212.3)	—
Other current liabilities	22.8	47.4	58.3	(11.0)	117.5	19.4	38.9	78.1	0.7	137.1
Total current liabilities	1,203.5	154.8	341.4	(1,193.9)	505.8	1,232.8	154.1	356.4	(1,211.6)	531.7
Long-term debt	333.6	—	28.1	—	361.7	300.2	—	44.4	—	344.6
Accrued pension and postretirement healthcare	0.7	29.1	84.8	—	114.6	0.7	29.8	90.0	—	120.5
Deferred income taxes	—	26.6	59.7	(6.9)	79.4	0.7	22.9	60.9	(8.1)	76.4
Other long-term liabilities	32.8	12.5	8.6	—	53.9	24.1	14.3	8.9	—	47.3
Total Liabilities	1,570.6	223.0	522.6	(1,200.8)	1,115.4	1,558.5	221.1	560.6	(1,219.7)	1,120.5
Total Hillenbrand Shareholders’ Equity	756.8	2,286.8	672.0	(2,958.8)	756.8	731.1	2,295.8	621.2	(2,917.0)	731.1
Noncontrolling interests	—	—	13.3	—	13.3	—	—	13.0	—	13.0
Total Equity	756.8	2,286.8	685.3	(2,958.8)	770.1	731.1	2,295.8	634.2	(2,917.0)	744.1
Total Liabilities and Equity	$2,327.4	$2,509.8	$1,207.9	$(4,159.6)	$1,885.5	$2,289.6	$2,516.9	$1,194.8	$(4,136.7)	$1,864.6

Condensed Consolidating Statements of Cash Flow

	Six Months Ended March 31, 2019					Six Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4.7)	$103.0	$54.6	$(106.4)	$46.5	$143.6	$125.0	$(82.8)	$(124.3)	$61.5

Investing activities:
Capital expenditures	(0.4)	(3.6)	(4.3)	—	(8.3)	(1.4)	(5.0)	(4.2)	—	(10.6)
Acquisition of business, net of cash acquired	—	—	(26.2)	—	(26.2)	—	—	—	—	—
Other, net	—	0.1	—	—	0.1	—	0.1	—	—	0.1
Net cash used in investing activities	(0.4)	(3.5)	(30.5)	—	(34.4)	(1.4)	(4.9)	(4.2)	—	(10.5)

Financing activities:
Repayments on term loan	—	—	—	—	—	(148.5)	—	—	—	(148.5)
Proceeds from revolving credit facilities, net of financing costs	164.0	—	178.0	—	342.0	445.7	—	256.1	—	701.8
Repayments on revolving credit facilities	(130.8)		(193.0)	—	(323.8)	(379.2)	—	(163.6)	—	(542.8)
Payment of dividends - intercompany	—	(100.0)	(6.4)	106.4	—	—	(118.3)	(6.0)	124.3	—
Payment of dividends on common stock	(26.2)	—	—	—	(26.2)	(26.2)	—	—	—	(26.2)
Repurchases of common stock	—	—	—	—	—	(38.9)	—	—	—	(38.9)
Proceeds from stock option exercises and other	1.4	—	—	—	1.4	9.3	—	—	—	9.3
Payments for employee taxes on net settlement equity awards	(4.2)	—	—		(4.2)	(4.1)	—	—	—	(4.1)
Other, net	—	—	(0.5)	—	(0.5)	—	—	(1.0)	—	(1.0)
Net cash (used in) provided by financing activities	4.2	(100.0)	(21.9)	106.4	(11.3)	(141.9)	(118.3)	85.5	124.3	(50.4)

Effect of exchange rates on cash and cash equivalents	—	—	2.1	—	2.1	—	—	1.7	—	1.7

Net cash flow	(0.9)	(0.5)	4.3	—	2.9	0.3	1.8	0.2	—	2.3
Cash, cash equivalents and restricted cash at beginning of period	1.1	5.8	49.6	—	56.5	0.1	5.0	61.6	—	66.7
Cash, cash equivalents and restricted cash at end of period	$0.2	$5.3	$53.9	$—	$59.4	$0.4	$6.8	$61.8	$—	$69.0

18.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.2	$—	$0.2	$(0.1)	$—	$(0.1)
Batesville	0.1	0.4	0.5	—	0.2	0.2
Corporate	—	—	—	—	0.7	0.7
Total	$0.3	$0.4	$0.7	$(0.1)	$0.9	$0.8

	Six Months Ended March 31, 2019			Six Months Ended March 31, 2018
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.4	$0.1	$0.5	$(0.1)	$0.2	$0.1
Batesville	0.2	0.5	0.7	—	0.2	0.2
Corporate	—	—	—	—	0.6	0.6
Total	$0.6	$0.6	$1.2	$(0.1)	$1.0	$0.9

The charges related primarily to severance costs. At March 31, 2019, $0.7 of restructuring costs were accrued and expected to be paid in fiscal 2019.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Throughout this Form 10-Q, we make a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  As the words imply, these are statements about future plans, objectives, beliefs, and expectations that might or might not happen in the future, as contrasted with historical information.  Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2019, to the same periods in fiscal year 2018.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and exclude impairment charges, expenses associated with business acquisition, development, and integration, restructuring and restructuring related charges, and inventory step-up.  The related income tax for all of these items is also excluded.  The measures also exclude the non-recurring tax benefits and expenses related to the Tax Act. Non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

We calculate the foreign currency impact on net revenue, gross profit, operating expenses, backlog, consolidated net income, and adjusted EBITDA in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in these metrics, either positively or negatively. The cost structures for Corporate and Batesville are generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review below where the impact is not significant.

See page 39 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2019, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2018, except as described below.

2017 Tax Cuts and Jobs Act — On December 22, 2017, the Tax Act was enacted. The majority of the provisions of the Tax Act were to be effective for tax years beginning after December 31, 2017 (which corresponds to Hillenbrand’s current fiscal year ending September 30, 2019). The Tax Act reduced the federal corporate tax rate from 35% to 21% and became effective on January 1, 2018. As a non-calendar year end company, certain of the provisions of the Tax Act were effective for the fiscal year ended September 30, 2018, while others became effective for us for our current fiscal year ending September 30, 2019. The Internal Revenue Code provides that our fiscal year ended September 30, 2018 had a blended U.S. corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21% applies to fiscal year ending September 30, 2019 and future years.

Furthermore, Hillenbrand is subject to the Transition Tax. This Transition Tax is imposed on the deferred accumulated earnings of foreign subsidiaries at an effective rate of 15.5% of foreign earnings attributable to cash and cash equivalents, and 8% of the residual foreign earnings. During the fiscal year ended September 30, 2018, we recorded a provisional net expense for the Transition Tax of $24.6. During the quarter ended December 31, 2018, we completed our determination of the Transition Tax and, pursuant to SAB 118, we recognized a $0.5 increase to the Transition Tax liability, resulting in a final Transition tax liability of $25.1. Hillenbrand elected to pay the Transition Tax over eight years and made the first installment payment of $2.0 during the quarter ended December 31, 2018. In connection with the Tax Act, we evaluated our future cash deployment needs and revised our permanent reinvestment assertions. While we continue to assert permanent reinvestment for the earnings of certain of our foreign subsidiaries, we recognized an additional $1.3 of deferred tax liability during the quarter ended December 31, 2018, associated with those foreign subsidiaries where we no longer maintain a permanent reinvestment assertion.

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

The timing of revenue recognition for each performance obligation is either over time or at a point in time. We recognize revenue over time for contracts that have an enforceable right to collect payment for performance completed to-date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Revenue generated from standard equipment and highly customized equipment or parts contracts without an enforceable right to payment for performance completed to-date, as well as non-specialized parts sales and sales of death care products, is recognized at a point in time.

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

For the Process Equipment Group and Batesville segment products where revenue is recognized at a point in time, we recognize it when our customers take control of the asset. We define this as the point in time at which the customer has the capability of full beneficial use of the asset as intended per the contract.

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

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$464.6	100.0	$452.2	100.0	$874.9	100.0	$849.4	100.0
Gross profit	160.9	34.6	168.6	37.3	307.9	35.2	314.8	37.1
Operating expenses	93.7	20.2	98.3	21.7	184.4	21.1	187.4	22.1
Amortization expense	8.6	1.9	7.5	1.7	16.4	1.9	15.1	1.8
Impairment charge	—	—	63.4	14.0	—	—	63.4	7.5
Interest expense	5.4	1.2	6.0	1.3	10.9	1.2	12.3	1.4
Other income (expense), net	0.1	—	(1.1)	0.2	0.6	0.1	(1.5)	0.2
Income taxes	13.8	3.0	13.6	3.0	28.3	3.2	37.3	4.4
Net income (loss) (1)	38.0	8.2	(21.9)	(4.8)	66.3	7.6	(3.8)	(0.4)

(1) Net income (loss) attributable to Hillenbrand.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net revenue increased $12.4 (3%), which included unfavorable foreign currency impact (4%).

•	The Process Equipment Group’s net revenue increased $26.9 (9%), primarily due to higher volume (11%), the acquisition of BM&M, and pricing. Foreign currency impact decreased net revenue by 5%.

•
Batesville’s net revenue decreased $14.5 (10%), primarily due to a decrease in volume (9%).  Lower volume was primarily driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by lower estimated deaths and the increased rate at which families opted for cremation.

Gross profit decreased $7.7 (5%), which included unfavorable foreign currency impact (3%). Gross profit margin decreased 270 basis points to 34.6%.

•
The Process Equipment Group’s gross profit increased $2.3 (2%), primarily due to higher volume, pricing and productivity improvements, and the acquisition of BM&M, partially offset by unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics and cost inflation. Foreign currency impact decreased gross profit by 5%. Gross profit margin decreased 240 basis points to 34.7% in 2019, primarily due to an increased proportion of lower margin, large systems sales in plastics and cost inflation, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.2 and inventory step-up charges of $0.1 in fiscal 2019. Excluding these charges, adjusted gross profit increased $2.7 (2%) and adjusted gross profit margin decreased 220 basis points to 34.8%.

•
Batesville’s gross profit decreased $10.0 (17%) and gross profit margin decreased 330 basis points to 34.4%.  The decrease in gross profit and gross profit margin was primarily due to the decrease in volume. Inflation in commodities and wages was offset by productivity improvements.

Batesville’s gross profit included restructuring and restructuring related charges ($0.1 in fiscal 2019). Excluding these charges, adjusted gross profit decreased $9.9 (17%) and adjusted gross profit margin decreased 320 basis points to 34.5%.

Operating expenses decreased $4.6 (5%). Foreign currency impact decreased operating expenses by 3%. The remaining decrease was driven primarily by productivity improvements and lower litigation expenses, partially offset by cost inflation. Our operating expense-to-revenue ratio improved by 150 basis points to 20.2% in 2019.  Operating expenses included the following items:

	Three Months Ended March 31,
	2019	2018
Business acquisition, development, and integration costs	$0.5	$0.2
Restructuring and restructuring related charges	0.4	0.8

On an adjusted basis, which excluded business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses decreased $4.5 (5%). Adjusted operating expenses as a percentage of net revenue improved 150 basis points in 2019 to 20.0%.

Amortization expense increased $1.1 (15%) primarily due to amortization on the acquired intangibles of BM&M.

Interest expense decreased $0.6, primarily due to lower average borrowings.

Impairment charge decreased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 6 of Part I of this Form 10-Q for further information on the impairment charges.

Other income (expense), net was $0.1 of other income in 2019, compared to $1.1 of other expense in 2018. The change was driven primarily by decreased foreign currency exchange losses.

The effective tax rate was 25.9% in fiscal 2019 compared to (176.6)% in fiscal 2018. The negative effective tax rate during the three months ended March 31, 2018 primarily resulted from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment and the resulting loss before tax for the quarter. The Tax Act resulted in a reduction of the domestic statutory rate from 35% to 21%. The Internal Revenue Code provides that our fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The domestic statutory tax rate of 21% applies to the fiscal year ending September 30, 2019 and future years.

Excluding the tax effect of all adjustments discussed above, as well as the impairment charge, our adjusted effective income tax rate was 25.9% in fiscal 2019 compared to 25.4% in fiscal 2018. The increase in the adjusted effective tax rate was primarily due to an unfavorable geographic mix of pretax income, partially offset by the full implementation of the Tax Act.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Net revenue increased $25.5 (3%), which included unfavorable foreign currency impact (3%).

•	The Process Equipment Group’s net revenue increased $44.8 (8%), primarily due to higher volume (9%), pricing, and the acquisition of BM&M. Foreign currency impact decreased net revenue by 4%.

•
Batesville’s net revenue decreased $19.3 (7%), primarily due to a decrease in volume (7%), Lower volume was primarily driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by lower estimated deaths and the increased rate at which families opted for cremation.

Gross profit decreased $6.9 (2%), which included unfavorable foreign currency impact (2%). Gross profit margin decreased 190 basis points to 35.2%.

•
The Process Equipment Group’s gross profit increased $6.4 (3%), primarily due to higher volume, pricing and productivity improvements and the acquisition of BM&M, partially offset by unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics and cost inflation. Foreign currency impact decreased gross profit by 4%. Gross profit margin decreased 160 basis points to 35.6% in 2019, primarily due to an increased proportion of lower margin, large systems sales in plastics and cost inflation, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.4 and inventory step-up charges of $0.2 in fiscal 2019. Excluding these charges, adjusted gross profit increased $7.0 (3%) and adjusted gross profit margin decreased 160 basis points to 35.6%.

•
Batesville’s gross profit decreased $13.3 (13%) and gross profit margin decreased 230 basis points to 34.4%.  The decrease in gross profit and gross profit margin was primarily due to the decrease in volume and inflation in commodities and wages, partially offset by productivity improvements.

Batesville’s gross profit included restructuring and restructuring related charges ($0.2 in fiscal 2019 and $0.1 in fiscal 2018). Excluding these charges, adjusted gross profit decreased $13.1 (13%) and adjusted gross profit margin decreased 220 basis points to 34.5%.

Operating expenses decreased $3.0 (2%). Foreign currency impact decreased operating expenses by 2%. In addition, productivity improvements, lower litigation expenses, and a decrease in business acquisition, development, and integration costs, were more than offset by cost inflation, an increase in strategic project investments, and the acquisition of BM&M. Our operating expense-to-revenue ratio improved by 100 basis points to 21.1% in 2019.  Operating expenses included the following items:

	Six Months Ended March 31,
	2019	2018
Business acquisition, development, and integration costs	$1.1	$2.5
Restructuring and restructuring related charges	0.6	1.2

On an adjusted basis, which excluded business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses decreased $1.0 (1%). Foreign currency impact decreased operating expenses by 2%. Productivity improvements and lower litigation expenses were more than offset by cost inflation, an increase in strategic project investments, and the acquisition of BM&M. Adjusted operating expenses as a percentage of net revenue improved 70 basis points in 2019 to 20.9%.

Amortization expense increased $1.3 (9%) primarily due to amortization on the acquired intangibles of BM&M.

Interest expense decreased $1.4, primarily due to lower average borrowings.

Impairment charge decreased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 6 of Part I of this Form 10-Q for further information on the impairment charges.

Other income (expense), net was $0.6 of other income in 2019, compared to $1.5 of other expense in 2018. The change was driven primarily by decreased foreign currency exchange losses.

The effective tax rate was 29.2% in fiscal 2019 compared to 106.3% in fiscal 2018. The high effective tax rate during the six months ended March 31, 2018 primarily resulted from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment and the resulting loss before tax and the impact of the Tax Act, as driven by the items discussed below. Additionally, the current year decrease in the effective tax rate is partially driven by the full implementation of the Tax Act, partially offset by an unfavorable geographic mix of pretax income and an increase in reserve for uncertain tax positions.

The Tax Act resulted in a reduction of the domestic statutory rate from 35% to 21%. The Internal Revenue Code provides that our fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The domestic statutory tax rate of 21% applies to the fiscal year ending September 30, 2019 and future years. During the quarter ended December 31, 2017, we recognized a provisional net tax expense of $14.3, pursuant to SAB 118, for the impact of the tax rate reduction on our domestic net deferred tax liability, as well as a recognition of the estimated Transition Tax liability. During the quarter ended December 31, 2018, we recognized an additional $0.5 increase to the Transition Tax liability.

Our adjusted effective income tax rate was 27.3% in fiscal 2019 compared to 23.9% in fiscal 2018. The adjusted effective income tax rate excludes the impact of the Transition Tax ($0.5 in fiscal 2019 and $28.9 in fiscal 2018), the revaluation of the deferred tax balances ($14.9 benefit in fiscal 2018), and accrued deferred tax liability associated with the permanent reinvestment assertions ($1.3 in fiscal 2019). The adjusted effective income tax rate also excludes the tax effect of the previously mentioned impairment charge, as well as the tax impact of the adjustments discussed above. Excluding these items, the increase in the adjusted effective tax rate was primarily due to an unfavorable geographic mix of pretax income and an increase in reserve for uncertain tax positions, partially offset by the full implementation of the Tax Act.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended March 31,				Six Months Ended March 31,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$326.7	100.0	$299.8	100.0	$608.9	100.0	$564.1	100.0
Gross profit	113.4	34.7	111.1	37.1	216.5	35.6	210.1	37.2
Operating expenses	61.8	18.9	63.4	21.1	123.4	20.3	119.6	21.2
Amortization expense	8.6	2.6	7.5	2.5	16.4	2.7	15.1	2.7
Impairment charge	—	—	63.4	21.1	—	—	63.4	11.2

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net revenue increased $26.9 (9%), primarily due to higher volume (11%), largely driven by increased demand for large systems in plastics, in addition to the acquisition of BM&M and pricing, partially offset by a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and parts and service. Foreign currency impact decreased net revenue by 5%. Order backlog increased $207.8 (28%) from $752.7 on March 31, 2018, to $960.5 on March 31, 2019. The increase in backlog is primarily driven by an increase in orders for projects in the plastics industry. Foreign currency impact decreased order backlog by 9%.

On a sequential basis, order backlog increased $14.1 (1%) to $960.5 at March 31, 2019, up from $946.4 at December 31, 2018.

Gross profit increased $2.3 (2%), primarily due to higher volume, pricing and productivity improvements, and the acquisition of BM&M, partially offset by unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics and cost inflation. Foreign currency impact decreased gross profit by 5%. Gross profit margin decreased 240 basis points to 34.7% in 2019, primarily due to an increased proportion of lower margin, large systems sales in plastics and cost inflation, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.2 and inventory step-up charges of $0.1 in fiscal 2019. Excluding these charges, adjusted gross profit increased $2.7 (2%) and adjusted gross profit margin decreased 220 basis points to 34.8%.

Operating expenses decreased $1.6 (3%), primarily due to favorable foreign currency impact (4%) and lower litigation expenses, partially offset by cost inflation, an increase in variable compensation, and the acquisition of BM&M. Operating expenses as a percentage of net revenue improved by 220 basis points to 18.9% in 2019.

Operating expenses included business acquisition, development, and integration costs ($0.1 in 2019). Excluding these items, adjusted operating expenses decreased $1.7 (3%) and adjusted operating expenses as a percentage of net revenue improved 220 basis points to 18.9% in 2019.

Amortization expense increased $1.1 (15%) primarily due to amortization on the acquired intangibles of BM&M.

Impairment charge decreased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 6 of Part I of this Form 10-Q for further information on the impairment charges.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Net Revenue increased $44.8 (8%), primarily due to higher volume (9%), largely driven by increased demand for large systems in plastics, in addition to pricing and the acquisition of BM&M, partially offset by a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing). Foreign currency impact decreased net revenue by 4%.

Gross Profit increased $6.4 (3%), primarily due to higher volume, pricing and productivity improvements and the acquisition of BM&M, partially offset by unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics and cost inflation. Foreign currency impact decreased gross profit by 4%. Gross profit margin decreased 160 basis points to 35.6% in 2019, primarily due to an increased proportion of lower margin, large systems sales in plastics and cost inflation, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.4 and inventory step-up charges of $0.2 in fiscal 2019. Excluding these charges, adjusted gross profit increased $7.0 (3%) and adjusted gross profit margin decreased 160 basis points to 35.6%.

Operating expenses increased $3.8 (3%), primarily driven by an increase in strategic project investments, cost inflation, an increase in variable compensation, and the acquisition of BM&M, partially offset by lower litigation expenses. Foreign currency impact decreased operating expenses by 3%. Operating expenses as a percentage of net revenue improved by 90 basis points to 20.3% in 2019.

Operating expenses included restructuring and restructuring related charges ($0.1 in fiscal 2019 and $0.2 in fiscal 2018) and business acquisition, development, and integration costs ($0.4 in 2019).  Excluding these items, adjusted operating expenses increased $3.4 (3%) and adjusted operating expenses as a percentage of net revenue improved 100 basis points to 20.2% in 2019.

Amortization expense increased $1.3 (9%) primarily due to amortization on the acquired intangibles of BM&M.

Impairment charge decreased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 6 of Part I of this Form 10-Q for further information on the impairment charges.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended March 31,				Six Months Ended March 31,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$137.9	100.0	$152.4	100.0	$266.0	100.0	$285.3	100.0
Gross profit	47.5	34.4	57.5	37.7	91.4	34.4	104.7	36.7
Operating expenses	18.8	13.6	21.4	14.0	38.4	14.4	43.3	15.2

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net revenue decreased $14.5 (10%), primarily due to a decrease in volume (9%). Lower volume was primarily driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by lower estimated deaths and the increased rate at which families opted for cremation.

Gross profit decreased $10.0 (17%) and gross profit margin decreased 330 basis points to 34.4%.  The decrease in gross profit and gross profit margin was primarily due to the decrease in volume. Inflation in commodities and wages was offset by productivity improvements.

Batesville’s gross profit included restructuring and restructuring related charges ($0.1 in fiscal 2019). Excluding these charges, adjusted gross profit decreased $9.9 (17%) and adjusted gross profit margin decreased 320 basis points to 34.5%.

Operating expenses decreased $2.6 (12%) to $18.8 and operating expenses as a percentage of net revenue decreased 40 basis points to 13.6%, primarily due to productivity initiatives and a decrease in variable compensation.

Operating expenses included $0.4 of restructuring and restructuring related charges in fiscal 2019 and $0.2 in fiscal 2018. Excluding these charges, adjusted operating expenses decreased $2.8 (13%) and adjusted operating expenses as a percentage of net revenue improved 60 basis points to 13.3% in fiscal 2019.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Net revenue decreased $19.3 (7%), primarily due to a decrease in volume (7%). Lower volume was primarily driven by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by lower estimated deaths and the increased rate at which families opted for cremation.

Gross profit decreased $13.3 (13%) and gross profit margin decreased 230 basis points to 34.4%.  The decrease in gross profit and gross profit margin was primarily due to the decrease in volume and inflation in commodities and wages, partially offset by productivity improvements.

Batesville’s gross profit included restructuring and restructuring related charges ($0.2 in fiscal 2019 and $0.1 in fiscal 2018). Excluding these charges, adjusted gross profit decreased $13.1 (13%) and adjusted gross profit margin decreased 220 basis points to 34.5%.

Operating expenses decreased $4.9 (11%) to $38.4 and operating expenses as a percentage of net revenue improved 80 basis points to 14.4%, primarily due to productivity initiatives and a decrease in variable compensation.

Operating expenses included $0.5 of restructuring and restructuring related charges in fiscal 2019 and $0.2 in fiscal 2018. Excluding these charges, adjusted operating expenses decreased $5.1 (12%), and adjusted operating expenses as a percentage of net revenue improved 80 basis points to 14.3% in fiscal 2019.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$12.7	2.7	$12.7	2.8	$21.9	2.5	$21.2	2.5
Business acquisition, development, and integration costs	0.4	0.1	0.2	0.1	0.7	0.1	2.5	0.3
Restructuring and restructuring related charges	—	—	0.6	0.1	—	—	0.8	0.1
Operating expenses	$13.1	2.8	$13.5	3.0	$22.6	2.6	$24.5	2.9

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Operating expenses decreased $0.4 (3%), primarily due to a decrease in restructuring and restructuring related charges. These expenses as a percentage of net revenue were 2.8%, a decrease of 20 basis points from the prior year.

Core operating expenses were flat compared to the prior year.  These expenses as a percentage of net revenue were 2.7%, a decrease of 10 basis points from the prior year.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Operating expenses decreased $1.9 (8%), primarily due to a decrease in business acquisition, development, and integration costs, as well as a decrease in restructuring and restructuring related charges, partially offset by an increase in variable compensation. These expenses as a percentage of net revenue were 2.6%, a decrease of 30 basis points from the prior year.

Core operating expenses increased $0.7 (3%), primarily due to an increase in variable compensation.  These expenses as a percentage of net revenue were flat compared to 2018.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Consolidated net income (loss)	$39.5	$(21.3)	$68.5	$(2.2)
Interest income	(0.2)	(0.3)	(0.4)	(0.8)
Interest expense	5.4	6.0	10.9	12.3
Income tax expense	13.8	13.6	28.3	37.3
Depreciation and amortization	15.1	14.0	29.2	27.8
EBITDA	$73.6	$12.0	$136.5	$74.4
Impairment charge	—	63.4	—	63.4
Business acquisition, development, and integration	0.5	0.2	1.1	2.5
Restructuring and restructuring related	0.7	0.7	1.2	1.2
Inventory step-up	0.1	—	0.2	—
Adjusted EBITDA	$74.9	$76.3	$139.0	$141.5

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Consolidated net income increased $60.8 for the three months ended March 31, 2019, compared to the same period in fiscal 2018 primarily driven by the impairment charges recorded in the Process Equipment Group segment in 2018, higher volume from increased demand for large systems in plastics, and pricing and productivity improvements. This increase in consolidated net income was partially offset by cost inflation, a decrease in volume at Batesville, and unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics. Foreign currency impact decreased consolidated net income by $2.1.

Consolidated adjusted EBITDA decreased $1.4 (2%) for the three months ended March 31, 2019, compared to the same period in fiscal 2018, primarily due to cost inflation, a decrease in volume at Batesville, and unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics. This decrease in consolidated adjusted EBITDA was partially offset by higher volume from increased demand for large systems in plastics, and pricing and productivity improvements. Foreign currency impact decreased adjusted EBITDA by $2.9.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Consolidated net income increased $70.7 for the six months ended March 31, 2019, compared to the same period in fiscal 2018 primarily driven by the impairment charges recorded in the Process Equipment Group segment in 2018, higher volume from increased demand for large systems in plastics and parts and service, pricing and productivity improvements, a decrease in the effective tax rate as a result of the Tax Act, and a decrease in business acquisition, development, and integration costs. This increase in consolidated net income was partially offset by cost inflation, a decrease in volume at Batesville, and unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics. Foreign currency impact decreased consolidated net income by $2.7.

Consolidated adjusted EBITDA decreased $2.5 (2%) for the six months ended March 31, 2019, compared to the same period in fiscal 2018, primarily due to cost inflation, a decrease in volume at Batesville, and unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics. This decrease in consolidated adjusted EBITDA was partially offset by higher volume from increased demand for large systems in plastics and parts and service, and pricing and productivity improvements. Foreign currency impact decreased adjusted EBITDA by $3.9.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first six months of 2019 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes and our Facility as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $780.2 of maximum borrowing capacity available under the Facility as of March 31, 2019, of which $741.6 was immediately available based on our most restrictive covenant at March 31, 2019, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $7.2 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of March 31, 2019, we had guarantee arrangements totaling $300.9, under which $210.6 was utilized, for this purpose. These arrangements include the €150.0 LG Facility under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the LG Facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. Pursuant to the Tax Act, we have reevaluated our indefinite reinvestment assertion with respect to the foreign earnings of those subsidiaries.  We continue to assert that the majority of foreign earnings is considered to be indefinitely reinvested outside of the U.S.  We have changed the permanent reinvestment assertions of certain of our lower tier subsidiaries in certain foreign jurisdictions where we foresee those earnings to no longer be permanently reinvested.  We continue to assert permanent reinvestment in certain jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, pursuant to the Tax Act, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested outside the U.S. The cash at our foreign subsidiaries totaled $52.1 at March 31, 2019. While we do not intend, nor do we foresee a need, to repatriate these funds, repatriation of these funds under current regulatory and tax law for use in domestic operations may expose us to additional taxes.

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

The Tax Act will require the Company to pay tax on unremitted earnings of its foreign subsidiaries in an amount of $25.1. During the quarter ended December 31, 2018, we elected to pay the Transition Tax in eight annual installments and made the first installment payment of $2.0. The portion of this tax we anticipate to pay in the next twelve months is $2.0, with the remainder to be paid over the next six years. In addition, we expect the lower corporate tax rate of 21% to benefit our cash flow in current and future periods.

On December 7, 2018, we announced that our Board of Directors authorized a new share repurchase program of up to $200.0 in replacement of the Company’s prior share repurchase program, which eliminated the balance of approximately $39.6 remaining under that prior authorization.

Our anticipated contribution to our pension plans in 2019 is $10, of which $4.6 was made during the six months ended March 31, 2019. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2018, which will require approximately $13.1 each quarter based on our outstanding common stock at March 31, 2019. We increased our quarterly dividend in 2019 to $0.2100 per common share from $0.2075 per common share paid in 2018.

We believe existing cash, cash flows from operations, borrowings under existing arrangements, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Six Months Ended March 31,
(in millions)	2019	2018
Cash flows provided by (used in)
Operating activities	$46.5	$61.5
Investing activities	(34.4)	(10.5)
Financing activities	(11.3)	(50.4)
Effect of exchange rates on cash and cash equivalents	2.1	1.7
Increase in cash and cash equivalents	$2.9	$2.3

Operating Activities

Operating activities provided $46.5 of cash during the first six months of fiscal year 2019, and provided $61.5 of cash during the first six months of fiscal year 2018, a $15.0 (24%) decrease.  The decrease in operating cash flow was primarily due to an increase of $10.2 in cash paid for taxes.

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

Investing Activities

The $23.9 increase in cash used in investing activities in the first six months of fiscal 2019 was primarily due to the acquisition of BM&M for $26.2 in November 2018, compared to no acquisitions in fiscal 2018. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on this acquisition.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the first six months of 2019 was $11.3, including $18.2 of proceeds, net of debt repayments.  Cash used in financing activities in the first six months of fiscal 2018 was $50.4. The decrease in cash used in financing activities was primarily due to the borrowings used to fund the acquisition of BM&M for $26.2 in 2019 and a decrease in repurchases of common stock in 2019.

We returned $26.2 to shareholders during the first six months of 2019 in the form of quarterly dividends.  We increased our quarterly dividend in 2019 to $0.2100 per common share from $0.2075 per common share paid during 2018.

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

Other than as noted above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

In addition, the enacted Tax Act makes significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the domestic corporate tax rate, limitations on certain corporate deductions and credits, and a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Some of the Tax Act changes could have a negative impact on our business. The impact of the law is based on management’s current knowledge and assumptions, and further impacts may result from any additional regulations or guidance issued by the U.S. government. Changes in other tax laws or tax rulings could also have a material impact on our effective tax rate. Additionally, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that could increase our tax obligations in many countries where we do business. Any changes in the taxation of our activities in such jurisdictions may result in a material increase in our effective tax rate.

Item 6.                EXHIBITS

The exhibits filed with this report are listed below.  In reviewing any agreements included as exhibits to this report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements.  The agreements may contain representations and warranties by the parties to the agreements, including us.  Except where explicitly stated otherwise, these representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

HILLENBRAND, INC.

Date: May 1, 2019	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: May 1, 2019		/s/ Timothy C. Ryan
Timothy C. Ryan
Vice President, Controller, and Chief Accounting Officer