Form 10-Q
period 2019-06-30
Hillenbrand, Inc.
filed 2019-07-31
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

OR

 ☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number. 001-33794
HILLENBRAND, INC.
(Exact name of registrant as specified in its charter)

Indiana		26-1342272
(State of incorporation)		(I.R.S. Employer Identification No.)

One Batesville Boulevard
Batesville	IN	47006
(Address of principal executive offices)		(Zip Code)

(812) 934-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	HI	New York Stock Exchange

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

The registrant had 62,667,094 shares of common stock, no par value per share, outstanding as of July 25, 2019.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Income (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$446.6	$446.0	$1,321.5	$1,295.4
Cost of goods sold	298.2	282.5	865.2	817.1
Gross profit	148.4	163.5	456.3	478.3
Operating expenses	90.8	98.3	275.2	285.7
Amortization expense	8.6	7.6	25.0	22.7
Impairment charge	—	—	—	63.4
Interest expense	5.2	5.5	16.1	17.8
Other (expense) income, net	(0.5)	(0.7)	0.1	(2.2)
Income before income taxes	43.3	51.4	140.1	86.5
Income tax expense	11.6	15.2	39.9	52.5
Consolidated net income	31.7	36.2	100.2	34.0
Less: Net income attributable to noncontrolling interests	1.3	0.3	3.5	1.9
Net income (1)	$30.4	$35.9	$96.7	$32.1

Net income (1) — per share of common stock:
Basic earnings per share	$0.48	$0.57	$1.54	$0.51
Diluted earnings per share	$0.48	$0.56	$1.52	$0.50
Weighted average shares outstanding (basic)	63.0	62.8	62.9	63.2
Weighted average shares outstanding (diluted)	63.4	63.5	63.4	63.9

(1) Net income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Consolidated net income	$31.7	$36.2	$100.2	$34.0
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	6.1	(26.1)	(3.4)	(5.1)
Pension and postretirement (net of quarter-to-date tax of $0.5 and $0.2 and year-to-date tax of $0.7 and $0.9)	1.5	0.7	2.0	2.1
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of $1.2 and $0.0 and year-to-date tax of $3.8 and $0.1)	(4.3)	(0.1)	(12.7)	0.2
Total changes in other comprehensive income (loss), net of tax	3.3	(25.5)	(14.1)	(2.8)
Consolidated comprehensive income	35.0	10.7	86.1	31.2
Less: Comprehensive income attributable to noncontrolling interests	1.3	—	3.7	1.6
Comprehensive income (2)	$33.7	$10.7	$82.4	$29.6

(2) Comprehensive income attributable to Hillenbrand

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions)

	June 30, 2019	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$64.4	$56.0
Trade receivables, net	198.8	218.5
Receivables from long-term manufacturing contracts	158.6	120.3
Inventories	186.7	172.5
Prepaid expenses	29.0	25.2
Other current assets	20.7	18.1
Total current assets	658.2	610.6
Property, plant, and equipment, net	136.6	142.0
Intangible assets, net	471.1	487.3
Goodwill	586.8	581.9
Other assets	37.9	42.8
Total Assets	$1,890.6	$1,864.6

LIABILITIES
Current Liabilities
Trade accounts payable	$224.5	$196.8
Liabilities from long-term manufacturing contracts and advances	109.2	125.9
Accrued compensation	68.9	71.9
Other current liabilities	123.7	137.1
Total current liabilities	526.3	531.7
Long-term debt	323.2	344.6
Accrued pension and postretirement healthcare	114.2	120.5
Deferred income taxes	70.8	76.4
Other long-term liabilities	60.3	47.3
Total Liabilities	1,094.8	1,120.5

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.9 and 63.9 shares issued, 62.6 and 62.3 shares outstanding)	—	—
Additional paid-in capital	345.3	351.4
Retained earnings	588.1	531.0
Treasury stock (1.3 and 1.6 shares)	(53.7)	(67.1)
Accumulated other comprehensive loss	(98.5)	(84.2)
Hillenbrand Shareholders’ Equity	781.2	731.1
Noncontrolling interests	14.6	13.0
Total Shareholders’ Equity	795.8	744.1

Total Liabilities and Equity	$1,890.6	$1,864.6

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2019	2018
Operating Activities
Consolidated net income	$100.2	$34.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44.3	42.0
Impairment charge	—	63.4
Deferred income taxes	0.2	(4.8)
Share-based compensation	8.7	8.8
Trade accounts receivable and receivables from long-term manufacturing contracts	(15.5)	(43.4)
Inventories	(15.0)	(32.4)
Prepaid expenses and other current assets	(6.0)	(2.5)
Trade accounts payable	28.3	17.1
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(29.8)	46.4
Income taxes payable	(5.3)	28.9
Defined benefit plan and postretirement funding	(6.8)	(8.2)
Defined benefit plan and postretirement expense	2.6	3.4
Other, net	3.7	3.6
Net cash provided by operating activities	109.6	156.3

Investing Activities
Capital expenditures	(12.6)	(16.3)
Acquisition of business, net of cash acquired	(25.9)	—
Other, net	0.1	0.4
Net cash used in investing activities	(38.4)	(15.9)

Financing Activities
Repayments on term loan	—	(148.5)
Proceeds from revolving credit facilities, net of financing costs	449.7	946.5
Repayments on revolving credit facilities	(470.1)	(837.2)
Payments of dividends on common stock	(39.4)	(39.1)
Repurchases of common stock	—	(60.6)
Proceeds from stock option exercises and other	2.4	10.3
Payments for employee taxes on net settlement equity awards	(4.2)	(4.1)
Other, net	(0.9)	(1.8)
Net cash used in financing activities	(62.5)	(134.5)

Effect of exchange rates on cash and cash equivalents	(0.2)	(1.0)

Net cash flows	8.5	4.9

Cash, cash equivalents, and restricted cash:
At beginning of period	56.5	66.7
At end of period	$65.0	$71.6

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	64.4	71.1
Short-term restricted cash included in other current assets	0.6	0.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$65.0	$71.6

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders' Equity (Unaudited)
(in millions)

	Three Months Ended June 30, 2019
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2019	63.9	$343.1	$571.1	1.3	$(55.6)	$(101.8)	$13.3	$770.1
Total other comprehensive income (loss), net of tax	—	—	—	—	—	3.3	—	3.3
Net income	—	—	30.4	—	—	—	1.3	31.7
Issuance/retirement of stock for stock awards/options	—	(0.9)	—	—	1.9	—	—	1.0
Share-based compensation	—	2.9	—	—	—	—	—	2.9
Dividends ($0.2100 per share)	—	0.2	(13.4)	—	—	—	—	(13.2)
Balance at June 30, 2019	63.9	$345.3	$588.1	1.3	$(53.7)	$(98.5)	$14.6	$795.8

	Nine Months Ended June 30, 2019
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2018	63.9	$351.4	$531.0	1.6	$(67.1)	$(84.2)	$13.0	$744.1
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(14.3)	0.2	(14.1)
Net income	—	—	96.7	—	—	—	3.5	100.2
Issuance/retirement of stock for stock awards/options	—	(15.2)	—	(0.3)	13.4	—	—	(1.8)
Share-based compensation	—	8.7	—	—	—	—	—	8.7
Dividends ($0.6300 per share)	—	0.4	(39.8)	—	—	—	(2.1)	(41.5)
Other	—	—	0.2	—	—	—	—	0.2
Balance at June 30, 2019	63.9	$345.3	$588.1	1.3	$(53.7)	$(98.5)	$14.6	$795.8

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders' Equity (Unaudited)
(in millions)

	Three Months Ended June 30, 2018
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2018	63.9	$346.4	$476.9	1.2	$(48.0)	$(58.5)	$15.2	$732.0
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(25.2)	(0.3)	(25.5)
Net income	—	—	35.9	—	—	—	0.3	36.2
Issuance/retirement of stock for stock awards/options	—	(0.5)	—	(0.1)	1.5	—	—	1.0
Share-based compensation	—	2.6	—	—	—	—	—	2.6
Purchases of common stock	—	—	—	0.5	(21.7)	—	—	(21.7)
Dividends ($0.2075 per share)	—	—	(13.1)	—	—	—	—	(13.1)
Balance at June 30, 2018	63.9	$348.5	$499.7	1.6	$(68.2)	$(83.7)	$15.2	$711.5

	Nine Months Ended June 30, 2018
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2017	63.8	$349.9	$507.1	0.7	$(24.4)	$(81.2)	$14.5	$765.9
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(2.5)	(0.3)	(2.8)
Net income	—	—	32.1	—	—	—	1.9	34.0
Issuance/retirement of stock for stock awards/options	0.1	(10.6)	—	(0.5)	16.8	—	—	6.2
Share-based compensation	—	8.8	—	—	—	—	—	8.8
Purchases of common stock	—	—	—	1.4	(60.6)	—	—	(60.6)
Dividends ($0.6225 per share)	—	0.4	(39.5)	—	—	—	(0.9)	(40.0)
Balance at June 30, 2018	63.9	$348.5	$499.7	1.6	$(68.2)	$(83.7)	$15.2	$711.5

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 states that an employer must report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and present the other components of net benefit cost (as defined in paragraphs 715-30-35-4 and 715-60-35-9) in the income statement separately from the service cost component and outside a subtotal of income from operations (if one is presented). In addition, ASU 2017-07 limits the capitalization of compensation costs to the service cost component only (if capitalization is appropriate). ASU 2017-07 became effective and was adopted for our fiscal year beginning on October 1, 2018. On the Consolidated Statements of Income, the adoption of this standard resulted in the reclassification of $0.2 credit from Cost of goods sold and $0.1 from Operating expenses to Other (expense) income, net, for the three months ended June 30, 2018, and $0.4 credit from Cost of goods sold and $0.2 from Operating expenses to Other (expense) income, net, for the nine months ended June 30, 2018.

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

The following tables summarize the impacts of adopting ASC 606 on the Company’s consolidated financial statements as of and for the three and nine months ended June 30, 2019.

Consolidated Statements of Income:

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	As Reported	Adjustments Due to ASC 606	Balances without Adoption	As Reported	Adjustments Due to ASC 606	Balances without Adoption
Net revenue	$446.6	$1.0	$447.6	$1,321.5	$(0.1)	$1,321.4
Cost of goods sold	298.2	1.0	299.2	865.2	—	865.2
Gross profit	148.4	—	148.4	456.3	(0.1)	456.2
Income before income taxes	43.3	—	43.3	140.1	(0.1)	140.0
Consolidated net income	31.7	—	31.7	100.2	(0.1)	100.1

Consolidated Balance Sheet:

	June 30, 2019
	As Reported	Adjustments Due to ASC 606	Balances without Adoption
Assets
Receivables from long-term manufacturing contracts	$158.6	$(2.0)	$156.6
Inventories	186.7	1.7	188.4

Liabilities
Deferred income taxes	$70.8	$(0.1)	$70.7

Shareholders’ Equity
Retained earnings	$588.1	$(0.2)	$587.9

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a right of use asset and related lease liability for leases that have terms of more than twelve months. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance, with the classifications based on criteria that are similar to those applied under the current lease guidance, without the explicit bright lines. ASU 2016-02 will be effective for our fiscal year beginning on October 1, 2019. We have developed an implementation plan that we continue to make progress on, including compiling a central repository of leases and evaluating key policy elections and practical expedients that are available under the new standard. The adoption is anticipated to have a significant impact on assets and liabilities within our Consolidated Balance Sheets due to the recognition of right-of-use assets and corresponding lease liabilities.

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

The balance in Receivables from long-term manufacturing contracts at June 30, 2019 and September 30, 2018 was $158.6 and $120.3. The change was driven by the adoption of ASC 606 ($2.0) and the impact of net revenue recognized prior to billings ($36.3). The balance in the Liabilities from long-term manufacturing contracts and advances at June 30, 2019 and September 30, 2018 was $109.2 and $125.9 and consists primarily of cash payments received or due in advance of satisfying our performance obligations. The revenue recognized for the nine months ended June 30, 2019 related to Liabilities from long-term manufacturing contracts and advances as of September 30, 2018 was $113.0. During the nine months ended June 30, 2019, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed as incurred.

Transaction price allocated to the remaining performance obligations

As of June 30, 2019, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog as defined in Item 2 of this Form 10-Q, for the Company was $940.3. Approximately 88% of these obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
Revenue by End Market
Plastics	$197.9	$—	$197.9	$561.0	$—	$561.0
Chemicals	28.3	—	28.3	80.8	—	80.8
Food & Pharmaceuticals	20.0	—	20.0	60.9	—	60.9
Minerals & Mining	14.1	—	14.1	64.3	—	64.3
Water & Wastewater	8.3	—	8.3	25.5	—	25.5
Death Care	—	131.3	131.3	—	397.3	397.3
Other	46.7	—	46.7	131.7	—	131.7
Total	$315.3	$131.3	$446.6	$924.2	$397.3	$1,321.5

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
Products and Services
Equipment	$212.4	$—	$212.4	$623.4	$—	$623.4
Parts and Services	102.9	—	102.9	300.8	—	300.8
Death Care	—	131.3	131.3	—	397.3	397.3
Total	$315.3	$131.3	$446.6	$924.2	$397.3	$1,321.5

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
Timing of Transfer
Point in Time	$164.6	$131.3	$295.9	$505.1	$397.3	$902.4
Over Time	150.7	—	150.7	419.1	—	419.1
Total	$315.3	$131.3	$446.6	$924.2	$397.3	$1,321.5

4.	Business Acquisitions

We completed the acquisition of Burnaby Machine and Mill Equipment Ltd. (“BM&M”) in November 2018 for $25.9 in cash, which included post-closing working capital adjustments. We used our revolving credit facility (the “Facility”) to fund the acquisition.  Based in Canada, BM&M provides high-speed gyratory screeners for a variety of industries. The results of BM&M are reported in the Process Equipment Group segment. Based on our purchase price allocation, we recorded $14 of intangibles, which consisted of $10 of customer relationships, $1 of trade names and $3 of backlog.  In addition, we recorded $9 of goodwill and $3 of net tangible assets, primarily working capital.  Goodwill is not deductible for tax purposes. The fair value did not ascribe a significant amount to tangible assets, as we often seek to acquire companies with a relatively low physical asset base in order to limit the need to invest significant additional cash post-acquisition.

5.	Supplemental Balance Sheet Information

	June 30, 2019	September 30, 2018
Trade accounts receivable reserves	$19.1	$22.2

Accumulated depreciation on property, plant, and equipment	$311.1	$303.8

Inventories:
Raw materials and components	$75.2	$68.3
Work in process	47.8	44.7
Finished goods	63.7	59.5
Total inventories	$186.7	$172.5

We had restricted cash of $0.6 and $0.5 included in Other current assets in the Consolidated Balance Sheets at June 30, 2019 and at September 30, 2018.

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2019 and September 30, 2018.

	June 30, 2019		September 30, 2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	472.1	(165.8)	464.5	(148.4)
Technology, including patents	78.8	(49.0)	79.6	(45.1)
Software	58.4	(51.2)	58.0	(48.9)
Other	2.8	(2.8)	0.2	(0.2)
	612.3	(269.0)	602.5	(242.8)
Indefinite-lived assets:
Trade names	127.8	—	127.6	—

Total	$740.1	$(269.0)	$730.1	$(242.8)

As a result of the required annual impairment assessment performed in the third quarter of 2019, the fair value was determined to meet or exceed the carrying value for all indefinite-lived trade names, resulting in no impairment to trade names.

The net change in intangible assets during the nine months ended June 30, 2019 was driven primarily by the acquisition of BM&M in November 2018, which included intangible assets of approximately $14, normal amortization, and foreign currency adjustments. See Note 4 for further detail on the acquisition of BM&M.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance as of September 30, 2018	$573.6	$8.3	$581.9
Acquisition	8.8	—	8.8
Foreign currency adjustments	(3.9)	—	(3.9)
Balance as of June 30, 2019	$578.5	$8.3	$586.8

As a result of the required annual impairment assessment performed in the third quarter of 2019, the Company tested the recoverability of its goodwill, and in all reporting units, the fair value of goodwill was determined to exceed the carrying value, resulting in no impairment of goodwill.

In connection with the preparation of the quarterly financial statements for the second quarter of 2018, an interim impairment assessment was performed at a reporting unit in the Process Equipment Group segment most directly impacted by domestic coal mining and coal power. During the quarter ended March 31, 2018, published industry reports reduced their forecasts for domestic coal production and consumption. The reporting unit also experienced a larger than expected decline in orders for equipment and parts used in the domestic coal mining and coal power industries. In conjunction with these events and as part of the long-term strategic forecasting process, the Company made the decision to redirect strategic investments for growth, significantly reducing the reporting unit’s terminal growth rate. As a result of this change in expected future cash flows, along with comparable fair value information, management concluded that the reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $58.8 during the quarter ended March 31, 2018. Intangible asset impairment charges for trade names associated with the same reporting unit were $4.6 pre-tax ($3.5 after tax) based on similar factors during the quarter ended March 31, 2018.

7.	Financing Agreements

	June 30, 2019	September 30, 2018
$900 revolving credit facility (excluding outstanding letters of credit)	$74.0	$95.7
$150 senior unsecured notes, net of discount (1)	149.5	149.3
$100 Series A Notes (2)	99.7	99.6
Other	1.2	—
Total debt	324.4	344.6
Less: current portion (3)	1.2	—
Total long-term debt	$323.2	$344.6

(1) Includes debt issuance costs of $0.2 and $0.4 at June 30, 2019 and September 30, 2018.
(2) Includes debt issuance costs of $0.3 and $0.4 at June 30, 2019 and September 30, 2018.
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

With respect to the revolving credit facility (the “Facility”), as of June 30, 2019, we had $7.1 in outstanding letters of credit issued and $818.9 of maximum borrowing capacity. $768.8 of this borrowing capacity was immediately available based on our leverage covenant at June 30, 2019, with additional amounts available in the event of a qualifying acquisition. The weighted-average interest rates on borrowings under the Facility were 2.89% and 2.66% for the three and nine months ended June 30, 2019, and 1.70% and 1.77% for the same periods in the prior year. The weighted average facility fee was 0.13% and 0.12% for the three and nine months ended June 30, 2019, and 0.13% and 0.16% for the same periods in the prior year.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of June 30, 2019, we had credit arrangements totaling $317.6, under which $238.0 was utilized, for this purpose. These arrangements include our €150.0 Syndicated Letter of Guarantee Facility (as amended, the “LG Facility”) and other ancillary credit facilities.

The Facility, the LG Facility, and the Series A Notes, require us to meet certain conditions including compliance with covenants, absence of default, and continued accuracy of certain representations and warranties. Financial covenants include a maximum ratio of Indebtedness to EBITDA (as defined in the agreements, “Leverage Ratio”) of 3.5 to 1.0 including the application of cash as a reduction of Indebtedness (subject to certain limitations); a maximum Leverage Ratio resulting from an acquisition in excess of $75.0 of 4.0 to 1.0 for a period of three consecutive quarters following such acquisition; and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.0 to 1.0. As of June 30, 2019, we were in compliance with all covenants.

The Facility, senior unsecured notes, Series A Notes, and LG Facility are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

8.	Retirement Benefits

Defined Benefit Plans

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Service costs	$0.5	$0.7	$0.4	$0.5
Interest costs	2.4	2.2	0.3	0.3
Expected return on plan assets	(3.3)	(3.5)	(0.1)	(0.2)
Amortization of unrecognized prior service costs, net	—	—	—	0.1
Amortization of net loss	0.4	0.8	0.3	0.2
Net pension costs	$—	$0.2	$0.9	$0.9

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Service costs	$1.7	$2.1	$1.1	$1.5
Interest costs	7.5	6.5	0.9	0.9
Expected return on plan assets	(9.9)	(10.5)	(0.4)	(0.5)
Amortization of unrecognized prior service costs, net	0.1	0.1	—	0.1
Amortization of net loss	0.8	2.4	0.8	0.7
Net pension costs	$0.2	$0.6	$2.4	$2.7

Postretirement Healthcare Plans — Net postretirement healthcare costs were insignificant for the three and nine months ended June 30, 2019 and 2018.

Defined Contribution Plans — Expenses related to our defined contribution plans were $3.0 and $8.7 for the three and nine months ended June 30, 2019 and $3.0 and $8.6 for the same periods in the prior year.

9.	Income Taxes

The effective tax rates for the three months ended June 30, 2019 and 2018 were 26.8% and 29.6%. The decrease in the current year quarter’s effective tax rate is attributable to the full implementation of the Tax Cuts and Jobs Act (“Tax Act”), partially offset by an unfavorable geographic mix of pretax income and an increase in the reserve for unrecognized tax benefits in the prior year quarter that did not recur in the current year quarter.

The effective tax rates for the nine months ended June 30, 2019 and 2018 were 28.5% and 60.7%. The high effective tax rate in the prior year primarily resulted from the nondeductible portion of the previously mentioned impairment charge recorded in the Process Equipment Group segment and the impact of the Tax Act, as driven by the items discussed below. Additionally, the current year effective tax rate is reflective of the full implementation of the Tax Act, partially offset by the effects of an unfavorable geographic mix of pretax income.

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

Furthermore, Hillenbrand is subject to a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”) as enacted pursuant to the Tax Act. This Transition Tax was imposed on the deferred accumulated earnings of foreign subsidiaries at an effective rate of 15.5% of foreign earnings attributable to cash and cash equivalents, and 8% of the residual foreign earnings. During the fiscal year ended September 30, 2018, we recorded a provisional net expense for the Transition Tax of $24.6. During the quarter ended December 31, 2018, we completed our determination of the effect of the Transition Tax and, pursuant to SAB 118, we recognized a $0.5 increase to the Transition Tax liability, resulting in a Transition Tax liability of $25.1. Hillenbrand elected to pay the Transition Tax over eight years and made the first installment payment of $2.0 during the quarter ended December 31, 2018. The remaining Transition Tax liability is included in Other current liabilities ($2.0) and Other long-term liabilities ($21.1) in the Consolidated Balance Sheet at June 30, 2019.

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

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At June 30, 2019 and 2018, potential dilutive effects, representing approximately 400,000 shares at each period, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income (1)	$30.4	$35.9	$96.7	$32.1
Weighted average shares outstanding (basic - in millions)	63.0	62.8	62.9	63.2
Effect of dilutive stock options and other unvested equity awards (in millions)	0.4	0.7	0.5	0.7
Weighted average shares outstanding (diluted - in millions)	63.4	63.5	63.4	63.9

Basic earnings per share	$0.48	$0.57	$1.54	$0.51
Diluted earnings per share	$0.48	$0.56	$1.52	$0.50

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	1.1	0.5	0.9	0.4

(1) Net income attributable to Hillenbrand

11.	Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)
Other comprehensive income before reclassifications
Before tax amount	1.5	(3.6)	(16.2)	(18.3)	$0.2	$(18.1)
Tax expense	(0.4)	—	3.8	3.4	—	3.4
After tax amount	1.1	(3.6)	(12.4)	(14.9)	0.2	(14.7)
Amounts reclassified from accumulated other comprehensive income(1)	0.9	—	(0.3)	0.6	—	0.6
Net current period other comprehensive income (loss)	2.0	(3.6)	(12.7)	(14.3)	$0.2	$(14.1)
Balance at June 30, 2019	$(39.0)	$(47.7)	$(11.8)	$(98.5)
(1)  Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)
Other comprehensive income before reclassifications
Before tax amount	—	(4.8)	(0.2)	(5.0)	$(0.3)	$(5.3)
Tax expense	—	—	—	—	—	—
After tax amount	—	(4.8)	(0.2)	(5.0)	(0.3)	(5.3)
Amounts reclassified from accumulated other comprehensive income(1)	2.1	—	0.4	2.5	—	2.5
Net current period other comprehensive income (loss)	2.1	(4.8)	0.2	(2.5)	$(0.3)	$(2.8)
Balance at June 30, 2018	$(43.2)	$(41.7)	$1.2	$(83.7)
 (1)  Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income include:

	Three Months Ended June 30, 2019
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	(0.4)	(0.4)
Other income (expense), net	0.6	—	—	0.6
Total before tax	$0.6	$—	$(0.5)	$0.1
Tax expense				—
Total reclassifications for the period, net of tax				$0.1

	Nine Months Ended June 30, 2019
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.6)	(0.6)
Other income (expense), net	1.3	—	—	1.3
Total before tax	$1.3	$—	$(0.5)	$0.8
Tax expense				(0.2)
Total reclassifications for the period, net of tax				$0.6

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8).

	Three Months Ended June 30, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.9	$0.9
Other income (expense), net	0.9	0.1	—	1.0
Total before tax	$0.9	$0.1	$0.9	$1.9
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$1.4

	Nine Months Ended June 30, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.5	$0.5
Other income (expense), net	2.9	0.1	—	3.0
Total before tax	$2.9	$0.1	$0.5	$3.5
Tax expense				(1.0)
Total reclassifications for the period, net of tax				$2.5

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8).

12.	Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation costs	$2.9	$2.6	$8.7	$8.8
Less impact of income tax benefit	0.7	0.7	2.0	2.3
Share-based compensation costs, net of tax	$2.2	$1.9	$6.7	$6.5

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

During the nine months ended June 30, 2019, we made the following grants:

Number of Units
Stock options	431,726
Time-based stock awards	29,262
Performance-based stock awards (maximum that can be earned)	336,273

Stock options granted during fiscal 2019 had a weighted-average exercise price of $41.31 and a weighted-average grant date fair value of $10.15.  Our time-based stock awards and performance-based stock awards granted during fiscal 2019 had weighted-average grant date fair values of $41.09 and $41.77.  Included in the performance-based stock awards granted during fiscal 2019 are 181,994 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

13.	Other Income (Expense), Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Equity in net income (loss) of affiliates	$0.1	$(0.1)	$—	$(0.1)
Foreign currency exchange gain (loss), net	(0.5)	(0.1)	—	(0.9)
Other, net	(0.1)	(0.5)	0.1	(1.2)
Other income (expense), net	$(0.5)	$(0.7)	$0.1	$(2.2)

14.	Commitments and Contingencies

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying
	Value at June 30,	Fair Value at June 30, 2019 Using Inputs Considered as:
	2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$64.4	$64.4	$—	$—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	2.0	—	2.0	—

Liabilities:
$150 senior unsecured notes	149.7	154.2	—	—
Revolving credit facility	74.0	—	74.0	—
$100 Series A Notes	100.0	—	106.1	—
Derivative instruments	17.7	—	17.7	—

The fair value of the amounts outstanding under the revolving credit facility approximated carrying value at June 30, 2019.  The fair values of the revolving credit facility and Series A Notes were estimated based on internally developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility or Series A Notes.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of our hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, we use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. Additionally, the Company has derivative instruments in place to hedge the interest rate associated with $150.0 of ten-year, fixed-rate financing we expect to issue in the future. These derivative instruments terminate in December 2020, if not settled earlier in connection with the underlying expected future financing. Our primary objectives in using these derivatives are to reduce volatility in future interest expense and to manage our exposure to interest rate movements.

The fair values of the Company’s derivative instruments were based upon pricing models using inputs derived from third-party pricing services or observable market data such as currency spot and forward rates.  These values are periodically validated by comparing to third-party broker quotes.  The aggregate notional value of derivatives was $306.8 at June 30, 2019. The derivatives are included at fair value in Other current assets, Other current liabilities, and Other long-term liabilities on the Consolidated Balance Sheets.

16.	Segment and Geographical Information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net revenue
Process Equipment Group	$315.3	$316.7	$924.2	$880.8
Batesville	131.3	129.3	397.3	414.6
Total	$446.6	$446.0	$1,321.5	$1,295.4

Adjusted EBITDA
Process Equipment Group	$54.9	$58.2	$156.6	$153.7
Batesville	25.3	25.6	83.6	92.1
Corporate	(10.7)	(12.4)	(31.7)	(32.9)

Net revenue (1)
United States	$222.1	$226.7	$669.3	$691.7
Germany	145.4	130.7	398.3	370.9
All other foreign business units	79.1	88.6	253.9	232.8
Total	$446.6	$446.0	$1,321.5	$1,295.4

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	June 30, 2019	September 30, 2018
Total assets assigned
Process Equipment Group	$1,682.7	$1,638.8
Batesville	175.9	191.8
Corporate	32.0	34.0
Total	$1,890.6	$1,864.6

Tangible long-lived assets, net
United States	$73.5	$76.6
Germany	38.6	40.7
All other foreign business units	24.5	24.7
Total	$136.6	$142.0

The following schedule reconciles segment adjusted EBITDA to consolidated net income (loss).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Process Equipment Group	$54.9	$58.2	$156.6	$153.7
Batesville	25.3	25.6	83.6	92.1
Corporate	(10.7)	(12.4)	(31.7)	(32.9)
Less:
Interest income	(0.3)	(0.3)	(0.7)	(1.1)
Interest expense	5.2	5.5	16.1	17.8
Income tax expense	11.6	15.2	39.9	52.5
Depreciation and amortization	15.1	14.2	44.3	42.0
Impairment charge	—	—	—	63.4
Business acquisition, development, and integration	3.8	0.1	4.9	2.6
Restructuring and restructuring related	2.4	0.5	3.6	1.7
Inventory step-up	—	—	0.2	—
Consolidated net income	$31.7	$36.2	$100.2	$34.0

17.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$220.4	$284.2	$(58.0)	$446.6	$—	$232.7	$273.2	$(59.9)	$446.0
Cost of goods sold	—	125.0	204.7	(31.5)	298.2	—	126.4	189.6	(33.5)	282.5
Gross profit	—	95.4	79.5	(26.5)	148.4	—	106.3	83.6	(26.4)	163.5
Operating expenses	15.1	59.8	42.4	(26.5)	90.8	13.4	63.1	48.2	(26.4)	98.3
Amortization expense	—	3.3	5.3	—	8.6	—	3.3	4.3	—	7.6
Interest expense	4.4	0.1	0.7	—	5.2	4.6	—	0.9	—	5.5
Other (expense) income, net	(0.1)	(0.3)	(0.1)	—	(0.5)	(0.2)	(0.4)	(0.1)	—	(0.7)
Equity in net income of subsidiaries	44.8	2.4	—	(47.2)	—	34.8	3.6	—	(38.4)	—
Income before income taxes	25.2	34.3	31.0	(47.2)	43.3	16.6	43.1	30.1	(38.4)	51.4
Income tax expense	(5.2)	9.3	7.5	—	11.6	(19.3)	9.9	24.6	—	15.2
Consolidated net income	30.4	25.0	23.5	(47.2)	31.7	35.9	33.2	5.5	(38.4)	36.2
Less: Net income attributable to
noncontrolling interests	—	—	1.3	—	1.3	—	—	0.3	—	0.3
Net income (1)	$30.4	$25.0	$22.2	$(47.2)	$30.4	$35.9	$33.2	$5.2	$(38.4)	$35.9
Consolidated comprehensive income	$33.7	$26.2	$30.2	$(55.1)	$35.0	$10.7	$33.8	$(20.4)	$(13.4)	$10.7
Less: Comprehensive income attributable
to noncontrolling interests	—	—	1.3	—	1.3	—	—	—	—	—
Comprehensive income (2)	$33.7	$26.2	$28.9	$(55.1)	$33.7	$10.7	$33.8	$(20.4)	$(13.4)	$10.7

	Nine Months Ended June 30, 2019					Nine Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$667.1	$826.1	$(171.7)	$1,321.5	$—	$701.8	$758.7	$(165.1)	$1,295.4
Cost of goods sold	—	367.6	589.1	(91.5)	865.2	—	371.2	530.7	(84.8)	817.1
Gross profit	—	299.5	237.0	(80.2)	456.3	—	330.6	228.0	(80.3)	478.3
Operating expenses	39.0	182.1	134.3	(80.2)	275.2	37.9	189.5	138.6	(80.3)	285.7
Amortization expense	—	10.0	15.0	—	25.0	—	10.0	12.7	—	22.7
Impairment charge	—	—	—	—	—	—	63.4	—	—	63.4
Interest expense	13.6	0.2	2.3	—	16.1	15.7	—	2.1	—	17.8
Other (expense) income, net	(0.6)	(0.4)	1.1	—	0.1	(0.6)	(0.1)	(1.5)	—	(2.2)
Equity in net income of subsidiaries	138.2	8.1	—	(146.3)	—	67.1	6.8	—	(73.9)	—
Income before income taxes	85.0	114.9	86.5	(146.3)	140.1	12.9	74.4	73.1	(73.9)	86.5
Income tax expense	(11.7)	29.8	21.8	—	39.9	(19.2)	34.8	36.9	—	52.5
Consolidated net income	96.7	85.1	64.7	(146.3)	100.2	32.1	39.6	36.2	(73.9)	34.0
Less: Net income attributable to
noncontrolling interests	—	—	3.5	—	3.5	—	—	1.9	—	1.9
Net income (1)	$96.7	$85.1	$61.2	$(146.3)	$96.7	$32.1	$39.6	$34.3	$(73.9)	$32.1
Consolidated comprehensive income	$82.4	$86.4	$61.6	$(144.3)	$86.1	$29.6	$41.1	$31.0	$(70.5)	$31.2
Less: Comprehensive income attributable
to noncontrolling interests	—	—	3.7	—	3.7	—	—	1.6	—	1.6
Comprehensive income (2)	$82.4	$86.4	$57.9	$(144.3)	$82.4	$29.6	$41.1	$29.4	$(70.5)	$29.6

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	June 30, 2019					September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$0.1	$5.5	$58.8	$—	$64.4	$1.1	$5.8	$49.1	$—	$56.0
Trade receivables, net	—	99.2	99.6	—	198.8	—	124.5	94.0	—	218.5
Receivables from long-term manufacturing contracts	—	9.8	148.8	—	158.6	—	5.3	115.0	—	120.3
Inventories	—	81.1	108.4	(2.8)	186.7	—	76.7	98.6	(2.8)	172.5
Prepaid expense	3.0	6.6	19.4	—	29.0	2.7	7.0	15.5	—	25.2
Intercompany receivables	—	1,169.2	51.3	(1,220.5)	—	—	1,131.1	79.1	(1,210.2)	—
Other current assets	—	2.6	17.6	0.5	20.7	—	3.2	14.6	0.3	18.1
Total current assets	3.1	1,374.0	503.9	(1,222.8)	658.2	3.8	1,353.6	465.9	(1,212.7)	610.6
Property, plant and equipment, net	3.5	58.6	74.5	—	136.6	3.8	60.2	78.0	—	142.0
Intangible assets, net	2.5	185.0	283.6	—	471.1	3.2	196.0	288.1	—	487.3
Goodwill	—	225.0	361.8	—	586.8	—	225.0	356.9	—	581.9
Investment in consolidated subsidiaries	2,347.3	667.8	—	(3,015.1)	—	2,263.1	653.9	—	(2,917.0)	—
Other assets	31.2	27.6	3.0	(23.9)	37.9	15.7	28.2	5.9	(7.0)	42.8
Total Assets	$2,387.6	$2,538.0	$1,226.8	$(4,261.8)	$1,890.6	$2,289.6	$2,516.9	$1,194.8	$(4,136.7)	$1,864.6

Trade accounts payable	$0.2	$62.5	$161.8	$—	$224.5	$—	$62.4	$134.4	$—	$196.8
Liabilities from long-term manufacturing contracts and advances	—	20.0	89.2	—	109.2	—	26.6	99.3	—	125.9
Accrued compensation	5.2	19.1	44.6	—	68.9	7.2	20.1	44.6	—	71.9
Intercompany payables	1,214.5	8.8	—	(1,223.3)	—	1,206.2	6.1	—	(1,212.3)	—
Other current liabilities	24.1	42.6	67.0	(10.0)	123.7	19.4	38.9	78.1	0.7	137.1
Total current liabilities	1,244.0	153.0	362.6	(1,233.3)	526.3	1,232.8	154.1	356.4	(1,211.6)	531.7
Long-term debt	323.2	—	—	—	323.2	300.2	—	44.4	—	344.6
Accrued pension and postretirement healthcare	0.7	28.8	84.7	—	114.2	0.7	29.8	90.0	—	120.5
Deferred income taxes	—	23.1	61.1	(13.4)	70.8	0.7	22.9	60.9	(8.1)	76.4
Other long-term liabilities	38.5	12.9	8.9	—	60.3	24.1	14.3	8.9	—	47.3
Total Liabilities	1,606.4	217.8	517.3	(1,246.7)	1,094.8	1,558.5	221.1	560.6	(1,219.7)	1,120.5
Total Hillenbrand Shareholders’ Equity	781.2	2,320.2	694.9	(3,015.1)	781.2	731.1	2,295.8	621.2	(2,917.0)	731.1
Noncontrolling interests	—	—	14.6	—	14.6	—	—	13.0	—	13.0
Total Equity	781.2	2,320.2	709.5	(3,015.1)	795.8	731.1	2,295.8	634.2	(2,917.0)	744.1
Total Liabilities and Equity	$2,387.6	$2,538.0	$1,226.8	$(4,261.8)	$1,890.6	$2,289.6	$2,516.9	$1,194.8	$(4,136.7)	$1,864.6

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended June 30, 2019					Nine Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18.2	$105.2	$92.6	$(106.4)	$109.6	$186.0	$126.6	$(32.0)	$(124.3)	$156.3

Investing activities:
Capital expenditures	(0.7)	(5.6)	(6.3)	—	(12.6)	(1.5)	(7.5)	(7.3)	—	(16.3)
Acquisition of business, net of cash acquired	—	—	(25.9)	—	(25.9)	—	—	—	—	—
Other, net	—	0.1	—	—	0.1	—	—	0.4	—	0.4
Net cash used in investing activities	(0.7)	(5.5)	(32.2)	—	(38.4)	(1.5)	(7.5)	(6.9)	—	(15.9)

Financing activities:
Repayments on term loan	—	—	—	—	—	(148.5)	—	—	—	(148.5)
Proceeds from revolving credit facilities, net of financing costs	215.0	—	234.7	—	449.7	530.6	—	415.9	—	946.5
Repayments on revolving credit facilities	(192.3)	—	(277.8)	—	(470.1)	(472.9)	—	(364.3)	—	(837.2)
Payment of dividends - intercompany	—	(100.0)	(6.4)	106.4	—	—	(118.3)	(6.0)	124.3	—
Payment of dividends on common stock	(39.4)	—	—	—	(39.4)	(39.1)	—	—	—	(39.1)
Repurchases of common stock	—	—	—	—	—	(60.6)	—	—	—	(60.6)
Proceeds from stock option exercises and other	2.4	—	—	—	2.4	10.3	—	—	—	10.3
Payments for employee taxes on net settlement equity awards	(4.2)				(4.2)	(4.1)	—	—	—	(4.1)
Other, net	—	—	(0.9)	—	(0.9)	—	—	(1.8)	—	(1.8)
Net cash (used in) provided by financing activities	(18.5)	(100.0)	(50.4)	106.4	(62.5)	(184.3)	(118.3)	43.8	124.3	(134.5)

Effect of exchange rates on cash and cash equivalents	—	—	(0.2)	—	(0.2)	—	—	(1.0)	—	(1.0)

Net cash flow	(1.0)	(0.3)	9.8	—	8.5	0.2	0.8	3.9	—	4.9
Cash, cash equivalents and restricted cash at beginning of period	1.1	5.8	49.6	—	56.5	0.1	5.0	61.6	—	66.7
Cash, cash equivalents and restricted cash at end of period	$0.1	$5.5	$59.4	$—	$65.0	$0.3	$5.8	$65.5	$—	$71.6

18.	Restructuring

The following schedule details the restructuring charges by segment and the classification of those charges on the income statement.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.2	$0.4	$0.6	$0.3	$0.2	$0.5
Batesville	0.3	1.4	1.7	—	—	—
Corporate	—	—	—	—	(0.1)	(0.1)
Total	$0.5	$1.8	$2.3	$0.3	$0.1	$0.4

	Nine Months Ended June 30, 2019			Nine Months Ended June 30, 2018
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.6	$0.5	$1.1	$0.2	$0.4	$0.6
Batesville	0.5	1.9	2.4	—	0.2	0.2
Corporate	—	—	—	—	0.5	0.5
Total	$1.1	$2.4	$3.5	$0.2	$1.1	$1.3

The charges related primarily to severance costs. At June 30, 2019, $2.7 of restructuring costs were accrued and expected to be paid over the next twelve months.

19.	Subsequent Events

Proposed Acquisition of Milacron

We entered into a definitive agreement on July 12, 2019 to acquire Milacron Holdings Corp. (“Milacron”) in a cash and stock transaction valued at approximately $2 billion, including debt, net of cash on hand, of $686 as of March 31, 2019. The transaction, which is expected to close in the first calendar quarter of 2020, is subject to customary closing conditions and regulatory approvals, including the approval of stockholders of Milacron.

Under the terms of the agreement, Milacron stockholders will receive $11.80 in cash and a fixed exchange ratio of 0.1612 shares of Hillenbrand common stock for each share of Milacron common stock they own. Upon closing, Hillenbrand shareholders will own approximately 84% of the combined company, and Milacron stockholders will own approximately 16%.

In connection with the proposed transaction, we entered into a commitment letter on July 12, 2019 pursuant to which JPMorgan Chase Bank, N.A. committed to provide a 364-day senior unsecured bridge facility in an aggregate principal amount of $1.1 billion.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes the impact of the Tax Act on the Company’s financial position, results of operations, and cash flows, as well as risks related to our proposed acquisition of Milacron. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 13, 2018, and in Item 1A of Part II of this Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time.  We assume no obligation to update or revise any forward-looking statements.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2019, to the same periods in fiscal year 2018.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2019, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2018, except as described below.

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

Proposed Acquisition of Milacron

As discussed in Note 19 of Part I, Item 1 of this Form 10-Q, on July 12, 2019, Hillenbrand entered into a definitive agreement to acquire Milacron Holdings Corp (“Milacron”) in a cash and stock transaction valued at approximately $2 billion, including debt, net of cash on hand, of $686 as of March 31, 2019. We expect to permanently finance the cash portion of the merger consideration, refinance Milacron’s outstanding debt at close, and pay fees, costs, and expenses associated with the transaction with available cash, as well as, subject to market conditions, new term loan debt and/or senior notes. The debt may be incurred under a new or amended credit facility, one or more senior unsecured term loan facilities, or new senior unsecured notes. Except as otherwise explicitly noted, the anticipated acquisition is excluded from the following discussion and analysis of financial condition and results of operations.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$446.6	100.0	$446.0	100.0	$1,321.5	100.0	$1,295.4	100.0
Gross profit	148.4	33.2	163.5	36.7	456.3	34.5	478.3	36.9
Operating expenses	90.8	20.3	98.3	22.0	275.2	20.8	285.7	22.1
Amortization expense	8.6	1.9	7.6	1.7	25.0	1.9	22.7	1.8
Impairment charge	—	—	—	—	—	—	63.4	4.9
Interest expense	5.2	1.2	5.5	1.2	16.1	1.2	17.8	1.4
Other (expense) income, net	(0.5)	0.1	(0.7)	0.2	0.1	—	(2.2)	0.2
Income taxes	11.6	2.6	15.2	3.4	39.9	3.0	52.5	4.1
Net income (1)	30.4	6.8	35.9	8.0	96.7	7.3	32.1	2.5

(1) Net income attributable to Hillenbrand.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net revenue increased $0.6 (0.1%), which included unfavorable foreign currency impact (3%).

•	The Process Equipment Group’s net revenue decreased $1.4 (0.4%). Foreign currency impact decreased net revenue by 4%, and was partially offset by pricing and the acquisition of BM&M.

•	Batesville’s net revenue increased $2.0 (2%), primarily due to the impact of a prior year multi-year contract renewal with a key customer that included an upfront incentive.

Gross profit decreased $15.1 (9%), which included unfavorable foreign currency impact (2%). Gross profit margin decreased 350 basis points to 33.2%.

•
The Process Equipment Group’s gross profit decreased $11.6 (10%), primarily due to cost inflation, unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, and a supplier quality issue, partially offset by pricing and productivity improvements and the acquisition of BM&M. Foreign currency impact decreased gross profit by 3%. Gross profit margin decreased 350 basis points to 34.2% in 2019, primarily due to cost inflation, an increased proportion of lower margin, large systems sales in plastics, and a supplier quality issue, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges ($0.2 in 2019 and $0.3 in 2018). Excluding these charges, adjusted gross profit decreased $11.7 (10%) and adjusted gross profit margin decreased 350 basis points to 34.3%.

•
Batesville’s gross profit decreased $3.5 (8%) and gross profit margin decreased 320 basis points to 30.8%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities and wages, partially offset by the impact of the key customer contract renewal in the prior year and productivity initiatives.

Batesville’s gross profit included restructuring and restructuring related charges of $0.3 in fiscal 2019. Excluding these charges, adjusted gross profit decreased $3.2 (7%) and adjusted gross profit margin decreased 290 basis points to 31.1%.

Operating expenses decreased $7.5 (8%), primarily due to productivity improvements, and decreases in variable compensation, litigation expenses, and strategic project investments, partially offset by increases in business acquisition, development, and integration costs, restructuring and restructuring related charges, and cost inflation. Foreign currency impact decreased operating expenses by 2%. Our operating expense-to-revenue ratio improved by 170 basis points to 20.3% in 2019.  Operating expenses included the following items:

	Three Months Ended June 30,
	2019	2018
Business acquisition, development, and integration costs	$3.8	$0.1
Restructuring and restructuring related charges	1.9	0.2

On an adjusted basis, which excluded business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses decreased $12.9 (13%). Adjusted operating expenses as a percentage of net revenue improved 290 basis points in 2019 to 19.1%.

Amortization expense increased $1.0 (13%) primarily due to amortization on the acquired intangibles of BM&M.

Interest expense decreased $0.3, primarily due to lower average borrowings.

Other (expense) income, net was $0.5 of other expense in 2019, compared to $0.7 of other expense in 2018.

The effective tax rate was 26.8% in fiscal 2019 compared to 29.6% in fiscal 2018.  The Tax Act resulted in a reduction of the domestic statutory rate from 35% to 21%. The Internal Revenue Code provides that our fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The domestic statutory tax rate of 21% applies to the fiscal year ending September 30, 2019 and future years. The decrease in the current year quarter’s effective tax rate was attributable to the full implementation of the Tax Act, partially offset by an unfavorable geographic mix of pretax income and an increase in the reserve for unrecognized tax benefits in the prior year that did not recur in the current year.

Our adjusted effective income tax rate, which excludes the impact of the revaluation of the deferred tax balances as a result of the Tax Act, was 26.7% in fiscal 2019 compared to 29.2% in fiscal 2018. The decrease in the current year quarter’s effective tax rate was attributable to the full implementation of the Tax Act, partially offset by an unfavorable geographic mix of pretax income and an increase in the reserve for unrecognized tax benefits in the prior year that did not recur in the current year.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Net revenue increased $26.1 (2%), which included unfavorable foreign currency impact (3%).

•	The Process Equipment Group’s net revenue increased $43.4 (5%), primarily due to higher volume (6%), pricing, and the acquisition of BM&M. Foreign currency impact decreased net revenue by 4%.

•
Batesville’s net revenue decreased $17.3 (4%), primarily due to a decrease in volume (5%), driven primarily by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by lower estimated deaths and the increased rate at which families opted for cremation.

Gross profit decreased $22.0 (5%), which included unfavorable foreign currency impact (2%). Gross profit margin decreased 240 basis points to 34.5%.

•
The Process Equipment Group’s gross profit decreased $5.2 (2%), primarily due to unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics and cost inflation, partially offset by higher volume, pricing and productivity improvements, and the acquisition of BM&M. Foreign currency impact decreased gross profit by 3%. Gross profit margin decreased 230 basis points to 35.1% in 2019, primarily due to an increased proportion of lower margin, large systems sales in plastics and cost inflation, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges ($0.6 in 2019 and $0.2 in 2018) and inventory step-up charges ($0.2 in 2019). Excluding these charges, adjusted gross profit decreased $4.6 (1%) and adjusted gross profit margin decreased 220 basis points to 35.2%.

•
Batesville’s gross profit decreased $16.8 (11%) and gross profit margin decreased 270 basis points to 33.2%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities and wages, a decrease in volume and restructuring and restructuring related charges, partially offset by productivity initiatives.

Batesville’s gross profit included restructuring and restructuring related charges ($0.5 in 2019 and $0.1 in 2018). Excluding these charges, adjusted gross profit decreased $16.4 (11%) and adjusted gross profit margin decreased 260 basis points to 33.3%.

Operating expenses decreased $10.5 (4%), primarily due to productivity improvements, and decreases in litigation expenses and variable compensation, partially offset by cost inflation, and increases in business acquisition, development, and integration costs and restructuring and restructuring related charges. Foreign currency impact decreased operating expenses by 2%. Our operating expense-to-revenue ratio improved by 130 basis points to 20.8% in 2019.  Operating expenses included the following items:

	Nine Months Ended June 30,
	2019	2018
Business acquisition, development, and integration costs	$4.9	$2.6
Restructuring and restructuring related charges	2.5	1.4

On an adjusted basis, which excluded business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses decreased $13.9 (5%). Adjusted operating expenses as a percentage of net revenue improved 140 basis points in 2019 to 20.3%.

Amortization expense increased $2.3 (10%) primarily due to amortization on the acquired intangibles of BM&M.

Interest expense decreased $1.7, primarily due to lower average borrowings.

Impairment charge decreased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 6 of Part I of this Form 10-Q for further information on the impairment charges.

Other (expense) income, net was $0.1 of other income in 2019, compared to $2.2 of other expense in 2018. The change was driven primarily by decreased foreign currency exchange losses.

The effective tax rate was 28.5% in fiscal 2019 compared to 60.7% in fiscal 2018. The high effective tax rate during the nine months ended June 30, 2018 primarily resulted from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment and the resulting loss before tax and the impact of the Tax Act, driven by the items discussed below. Additionally, the current year effective tax rate is reflective of the full implementation of the Tax Act, partially offset by an unfavorable geographic mix of pretax income.

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

Our adjusted effective income tax rate was 27.1% in 2019 compared to 25.8% in 2018. The adjusted effective income tax rate excludes the impact of the Transition Tax ($0.5 in 2019 and $28.9 in 2018), the revaluation of the deferred tax balances ($14.9 benefit in 2018), and accrued deferred tax liability associated with the permanent reinvestment assertions ($1.3 in 2019). The adjusted effective income tax rate also excludes the tax effect of the previously mentioned impairment charge, as well as the tax impact of the adjustments discussed above. Excluding these items, the increase in the adjusted effective tax rate was primarily due to an unfavorable geographic mix of pretax income, partially offset by the full implementation of the recurring provisions of the Tax Act.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$315.3	100.0	$316.7	100.0	$924.2	100.0	$880.8	100.0
Gross profit	107.9	34.2	119.5	37.7	324.4	35.1	329.6	37.4
Operating expenses	56.5	17.9	64.7	20.4	179.9	19.5	184.3	20.9
Amortization expense	8.6	2.7	7.6	2.4	25.0	2.7	22.7	2.6
Impairment charge	—	—	—	—	—	—	63.4	7.2

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net revenue decreased $1.4 (0.4%). Foreign currency impact decreased net revenue by 4%, and was partially offset by pricing and the acquisition of BM&M. Compared to the prior year, volume was essentially flat, as a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) was offset by increased demand for large systems in plastics. Order backlog increased $157.5 (20%) from $782.8 on June 30, 2018, to $940.3 on June 30, 2019. The increase in backlog is primarily driven by an increase in orders for projects in the plastics industry. Foreign currency impact decreased order backlog by 2%.

On a sequential basis, order backlog decreased $20.2 (2%) to $940.3 at June 30, 2019, down from $960.5 at March 31, 2019.

Gross profit decreased $11.6 (10%), primarily due to cost inflation, unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, and a supplier quality issue, partially offset by pricing and productivity improvements and the acquisition of BM&M. Foreign currency impact decreased gross profit by 3%. Gross profit margin decreased 350 basis points to 34.2% in 2019, primarily due to cost inflation, an increased proportion of lower margin, large systems sales in plastics, and a supplier quality issue, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges ($0.2 in 2019 and $0.3 in 2018). Excluding these charges, adjusted gross profit decreased $11.7 (10%) and adjusted gross profit margin decreased 350 basis points to 34.3%.

Operating expenses decreased $8.2 (13%), primarily due to a decrease in variable compensation, productivity improvements, and a decrease in litigation expenses, partially offset by cost inflation. Foreign currency impact decreased operating expenses by 3%. Operating expenses as a percentage of net revenue improved by 250 basis points to 17.9% in 2019.

Operating expenses included restructuring and restructuring related charges ($0.4 in 2019 and $0.2 in 2018) and business acquisition, development, and integration costs ($0.1 in 2019). Excluding these items, adjusted operating expenses decreased $8.5 (13%) and adjusted operating expenses as a percentage of net revenue improved 260 basis points to 17.8% in 2019.

Amortization expense increased $1.0 (13%) primarily due to amortization on the acquired intangibles of BM&M.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Net Revenue increased $43.4 (5%), primarily due to higher volume (6%), largely driven by increased demand for large systems in plastics, in addition to pricing and the acquisition of BM&M, partially offset by a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing). Foreign currency impact decreased net revenue by 4%.

Gross Profit decreased $5.2 (2%), primarily due to unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics and cost inflation, partially offset by higher volume, pricing and productivity improvements, and the acquisition of BM&M. Foreign currency impact decreased gross profit by 3%. Gross profit margin decreased 230 basis points to 35.1% in 2019, primarily due to an increased proportion of lower margin, large systems sales in plastics and cost inflation, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges ($0.6 in 2019 and $0.2 in 2018) and inventory step-up charges ($0.2 in 2019). Excluding these charges, adjusted gross profit decreased $4.6 (1%) and adjusted gross profit margin decreased 220 basis points to 35.2%.

Operating expenses decreased $4.4 (2%), primarily due to lower litigation expenses, productivity improvements, and a decrease in variable compensation, partially offset by cost inflation, an increase in strategic project investments, and the acquisition of BM&M. Foreign currency impact decreased operating expenses by 3%. Operating expenses as a percentage of net revenue improved by 140 basis points to 19.5% in 2019.

Operating expenses included restructuring and restructuring related charges ($0.5 in 2019 and $0.4 in 2018) and business acquisition, development, and integration costs ($0.6 in 2019).  Excluding these items, adjusted operating expenses decreased $5.1 (3%) and adjusted operating expenses as a percentage of net revenue improved 160 basis points to 19.3% in 2019.

Amortization expense increased $2.3 (10%) primarily due to amortization on the acquired intangibles of BM&M.

Impairment charge decreased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 6 of Part I of this Form 10-Q for further information on the impairment charges.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$131.3	100.0	$129.3	100.0	$397.3	100.0	$414.6	100.0
Gross profit	40.5	30.8	44.0	34.0	131.9	33.2	148.7	35.9
Operating expenses	19.4	14.8	20.8	16.1	57.8	14.5	64.1	15.5

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net revenue increased $2.0 (2%), primarily due to the impact of a prior year multi-year contract renewal with a key customer that included an upfront incentive.

Gross profit decreased $3.5 (8%) and gross profit margin decreased 320 basis points to 30.8%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities and wages, partially offset by the impact of the key customer contract renewal in the prior year and productivity initiatives.

Gross profit included restructuring and restructuring related charges of $0.3 in 2019. Excluding these charges, adjusted gross profit decreased $3.2 (7%) and adjusted gross profit margin decreased 290 basis points to 31.1%.

Operating expenses decreased $1.4 (7%) to $19.4 and operating expenses as a percentage of net revenue decreased 130 basis points to 14.8%, primarily due to productivity initiatives and a decrease in variable compensation, partially offset by restructuring and restructuring related charges.

Operating expenses included restructuring and restructuring related charges of $1.4 in 2019. Excluding these charges, adjusted operating expenses decreased $2.8 (14%) and adjusted operating expenses as a percentage of net revenue improved 240 basis points to 13.7% in fiscal 2019.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Net revenue decreased $17.3 (4%), primarily due to a decrease in volume (5%), driven primarily by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by lower estimated deaths and the increased rate at which families opted for cremation.

Gross profit decreased $16.8 (11%) and gross profit margin decreased 270 basis points to 33.2%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities and wages, a decrease in volume and restructuring and restructuring related charges, partially offset by productivity initiatives.

Gross profit included restructuring and restructuring related charges ($0.5 in 2019 and $0.1 in 2018). Excluding these charges, adjusted gross profit decreased $16.4 (11%) and adjusted gross profit margin decreased 260 basis points to 33.3%.

Operating expenses decreased $6.3 (10%) to $57.8 and operating expenses as a percentage of net revenue improved 100 basis points to 14.5%, primarily due to productivity initiatives and a decrease in variable compensation, partially offset by restructuring and restructuring related charges.

Operating expenses included restructuring and restructuring related charges ($1.9 in 2019 and $0.2 in 2018). Excluding these charges, adjusted operating expenses decreased $8.0 (13%), and adjusted operating expenses as a percentage of net revenue improved 130 basis points to 14.1% in fiscal 2019.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$11.1	2.5	$12.7	2.8	$33.0	2.5	$33.9	2.6
Business acquisition, development, and integration costs	3.7	0.8	0.1	0.1	4.4	0.3	2.6	0.2
Restructuring and restructuring related charges	0.1	—	—	—	0.1	—	0.8	0.1
Operating expenses	$14.9	3.3	$12.8	2.9	$37.5	2.8	$37.3	2.9

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Operating expenses increased $2.1 (16%), primarily due to increases in business acquisition, development, and integration costs and variable compensation, partially offset by lower strategic project investments. These expenses as a percentage of net revenue were 3.3%, an increase of 40 basis points from the prior year.

Core operating expenses decreased $1.6 (13%), primarily due to lower strategic project investments, partially offset by variable compensation.  These expenses as a percentage of net revenue were 2.5%, a decrease of 30 basis points from the prior year.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Operating expenses increased $0.2 (1%), primarily due to increases in business acquisition, development, and integration costs and variable compensation, partially offset by lower strategic investments and restructuring and restructuring related charges. These expenses as a percentage of net revenue were 2.8%, a decrease of 10 basis points from the prior year.

Core operating expenses decreased $0.9 (3%), primarily due to lower strategic investments, partially offset by an increase in variable compensation.  These expenses as a percentage of net revenue were 2.5%, a decrease of 10 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Consolidated net income	$31.7	$36.2	$100.2	$34.0
Interest income	(0.3)	(0.3)	(0.7)	(1.1)
Interest expense	5.2	5.5	16.1	17.8
Income tax expense	11.6	15.2	39.9	52.5
Depreciation and amortization	15.1	14.2	44.3	42.0
EBITDA	$63.3	$70.8	$199.8	$145.2
Impairment charge	—	—	—	63.4
Business acquisition, development, and integration	3.8	0.1	4.9	2.6
Restructuring and restructuring related	2.4	0.5	3.6	1.7
Inventory step-up	—	—	0.2	—
Adjusted EBITDA	$69.5	$71.4	$208.5	$212.9

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Consolidated net income decreased $4.5 for the three months ended June 30, 2019, compared to the same period in fiscal 2018. The decrease was primarily driven by cost inflation, unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics, an increase in business acquisition, development, and integration costs, and restructuring and restructuring related charges. This decrease in consolidated net income was partially offset by pricing and productivity improvements and a decrease in variable compensation. Foreign currency impact decreased consolidated net income by $0.8.

Consolidated adjusted EBITDA decreased $1.9 (3%) for the three months ended June 30, 2019, compared to the same period in fiscal 2018. The decrease was primarily due to cost inflation and unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics. This decrease in consolidated adjusted EBITDA was partially offset by pricing and productivity improvements and a decrease in variable compensation. Foreign currency impact decreased adjusted EBITDA by $2.2.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Consolidated net income increased $66.2 for the nine months ended June 30, 2019, compared to the same period in fiscal 2018. The increase was primarily driven by the impairment charges recorded in the Process Equipment Group segment in 2018, pricing and productivity improvements, higher volume from increased demand for large systems in plastics and parts and service, lower litigation expenses and variable compensation, and a decrease in the effective tax rate as a result of the Tax Act. This increase in consolidated net income was partially offset by cost inflation, unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics, a decrease in volume at Batesville, and increases in business acquisition, development, and integration costs and restructuring and restructuring related charges. Foreign currency impact decreased consolidated net income by $3.5.

Consolidated adjusted EBITDA decreased $4.4 (2%) for the nine months ended June 30, 2019, compared to the same period in fiscal 2018. The decrease was primarily due to cost inflation, unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics, and a decrease in volume at Batesville. This decrease in consolidated adjusted EBITDA was partially offset by pricing and productivity improvements, higher volume from increased demand for large systems in plastics and parts and service, and lower litigation expenses and variable compensation. Foreign currency impact decreased adjusted EBITDA by $6.1.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first nine months of 2019 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing includes long-term notes and our Facility as part of our overall financing strategy. We believe we have ready access to capital markets and regularly review the optimal mix of fixed-rate and variable-rate debt. In addition to cash balances and our ability to access additional long-term financing, we had $818.9 of maximum borrowing capacity available under the Facility as of June 30, 2019, of which $768.8 was immediately available based on our most restrictive covenant at June 30, 2019, with additional amounts available in the event of a qualifying acquisition. The available borrowing capacity reflects a reduction of $7.1 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of June 30, 2019, we had guarantee arrangements totaling $317.6, under which $238.0 was utilized, for this purpose. These arrangements include the €150.0 LG Facility under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the LG Facility by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. Pursuant to the Tax Act, we have reevaluated our indefinite reinvestment assertion with respect to the foreign earnings of those subsidiaries.  We continue to assert that the majority of foreign earnings is considered to be indefinitely reinvested outside of the U.S.  We have changed the permanent reinvestment assertions of certain of our lower tier subsidiaries in certain foreign jurisdictions where we foresee those earnings to no longer be permanently reinvested.  We continue to assert permanent reinvestment in certain jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, pursuant to the Tax Act, no U.S. federal and state income taxes have been accrued on the portion of our foreign earnings that is considered to be indefinitely reinvested outside the U.S. The cash at our foreign subsidiaries totaled $58.2 at June 30, 2019. We continue to make capital allocation decisions to optimally utilize our U.S. and foreign cash flows while minimizing our tax exposures. In this regard, we may repatriate cash to the U.S. taking advantage of the favorable new tax provisions.

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

We entered into a definitive agreement on July 12, 2019 to acquire Milacron, which we expect to have a material impact on cash flows and liquidity levels over at least the next 12 months. See Note 19 of Part I of this Form 10-Q for further information on the acquisition.

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

On December 7, 2018, we announced that our Board of Directors authorized a new share repurchase program of up to $200.0 in replacement of the Company’s prior share repurchase program, which eliminated the balance of approximately $39.6 remaining under that prior authorization. Management does not expect to repurchase shares in the near term, as a result of the pending acquisition of Milacron.

Our anticipated contribution to our pension plans in 2019 is $10, of which $6.8 was made during the nine months ended June 30, 2019. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2018, which will require approximately $13.1 each quarter based on our outstanding common stock at June 30, 2019. We increased our quarterly dividend in 2019 to $0.2100 per common share from $0.2075 per common share paid in 2018.

We believe existing cash, cash flows from operations, borrowings under existing arrangements, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is strong and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Nine Months Ended June 30,
(in millions)	2019	2018
Cash flows provided by (used in)
Operating activities	$109.6	$156.3
Investing activities	(38.4)	(15.9)
Financing activities	(62.5)	(134.5)
Effect of exchange rates on cash and cash equivalents	(0.2)	(1.0)
Increase in cash and cash equivalents	$8.5	$4.9

Operating Activities

Operating activities provided $109.6 of cash during the first nine months of fiscal year 2019, and provided $156.3 of cash during the first nine months of fiscal year 2018, a $46.7 (30%) decrease.  The decrease in operating cash flow in 2019 was primarily due to an increase in working capital requirements and an increase of $16.6 in cash paid for taxes.

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

Investing Activities

The $22.5 increase in cash used in investing activities in the first nine months of fiscal 2019 was primarily due to the acquisition of BM&M for $25.9 in November 2018, compared to no acquisitions in fiscal 2018. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on this acquisition.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the first nine months of 2019 was $62.5, including $20.4 of debt repayments, net of proceeds.  Cash used in financing activities in the first nine months of fiscal 2018 was $134.5. The decrease in cash used in financing activities was primarily due to the borrowings used to fund the acquisition of BM&M for $25.9 in 2019 and a decrease in repurchases of common stock in 2019.

We returned $39.4 to shareholders during the first nine months of 2019 in the form of quarterly dividends.  We increased our quarterly dividend in 2019 to $0.2100 per common share from $0.2075 per common share paid during 2018.

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

Other than as noted above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 14 to the interim consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018, and the additional risk factors below.

Risks Related to Taxes

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

Risks Related to our Milacron Transaction

The proposed acquisition of Milacron is subject to conditions, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed. Failure to complete the proposed transaction could have material adverse effects on us.

The completion of the proposed acquisition of Milacron is subject to a number of conditions, including, among others, the approval by Milacron stockholders and the receipt of certain regulatory approvals, which make the completion and timing of the completion of the proposed transaction uncertain. Also, either we or Milacron may generally terminate the transaction if it has not been consummated by April 7, 2020 (subject to a 90 day extension in certain circumstances).

If the proposed transaction is not completed, our businesses may be materially adversely affected and, without realizing any of the benefits of having completed the proposed transaction, we will be subject to a number of risks, including the following:

•the market price of our common stock could decline;
•we cannot be certain that we could find an acquisition as attractive as the proposed Milacron acquisition;
•time and resources committed by our management to matters relating to the proposed transaction could otherwise have been devoted to pursuing other beneficial opportunities; and
•we may experience negative reactions from the financial markets or from our customers, suppliers, or employees.

In addition, if the proposed transaction is not completed, we could be subject to litigation related to any failure to complete the proposed transaction.

The materialization of any of these risks could adversely impact our ongoing businesses.

Similarly, delays in the completion of the proposed transaction could, among other things, result in additional transaction costs, loss of revenue or personnel, or other negative effects associated with uncertainty about completion of the proposed transaction.

The proposed acquisition of Milacron is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that could prevent or delay the completion of the proposed acquisition.

Before the proposed acquisition of Milacron may be completed, any applicable waiting period under applicable U.S. antitrust laws must have expired or been terminated and any clearance or approval required to be obtained under certain other competition laws of foreign jurisdictions with respect to the proposed transaction must have been obtained. Regulators may impose conditions, terms, obligations or restrictions in connection with their authorization of or consent to the proposed transaction, and such conditions, terms, obligations or restrictions may delay completion of the proposed transaction or impose additional material costs or obligations on the combined company following the completion of the transaction. There can be no assurance that regulators will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the proposed transaction.

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

Exhibit 3.4	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 26, 2015)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following documents are being filed pursuant to Inline XBRL:

Exhibit 101.INS	Instance document
Exhibit 101.SCH	Schema document
Exhibit 101.CAL	Calculation linkbase document
Exhibit 101.LAB	Labels linkbase document
Exhibit 101.PRE	Presentation linkbase document
Exhibit 101.DEF	Definition linkbase document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: July 31, 2019	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: July 31, 2019		/s/ Timothy C. Ryan
Timothy C. Ryan
Vice President, Controller, and Chief Accounting Officer