Form 10-K
period 2019-09-30
Hillenbrand, Inc.
filed 2019-11-13
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended September 30, 2019
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to _____

Commission File No. 001-33794
HILLENBRAND, INC.
(Exact name of registrant as specified in its charter)

IN		26-1342272
(State of incorporation)		(I.R.S. Employer Identification No.)

One Batesville Boulevard
Batesville,	IN	47006
(Address of principal executive offices)		(Zip Code)
 Registrant’s telephone number, including area code: (812) 934-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, without par value	HI	NYSE
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

The aggregate market value of capital stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 29, 2019 was $2,521,789,389.  As of November 7, 2019, 62,744,927 shares of common stock were outstanding.
Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The proxy statement will be filed no later than January 5, 2020.

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

Here is the key point: Forward-looking statements are not guarantees of future performance or events, and actual results or events could differ materially from those set forth in any forward-looking statements.

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes the impact of the risks related to our proposed acquisition of Milacron Holdings Corp. (“Milacron”) (as further discussed below). Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of this Form 10-K.  We assume no obligation to update or revise any forward-looking statements.

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

Although Hillenbrand has been a publicly traded company since 2008, the businesses owned by Hillenbrand have been in operation for many decades.

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

In October 2015, Hillenbrand acquired Abel Pumps LP, Abel GmbH & Co. KG, and certain of their affiliates (collectively “Abel”). Additionally, in February 2016, Hillenbrand acquired Red Valve Company, Inc. (“Red Valve”). Both Abel and Red Valve are now included in our Process Equipment Group segment.

We completed the acquisition of Burnaby Machine and Mill Equipment Ltd. (“BM&M”) in November 2018. BM&M is also included in our Process Equipment Group segment. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information on the BM&M acquisition.

As discussed in Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, on July 12, 2019, Hillenbrand entered into a definitive agreement (the “Merger Agreement”) to acquire Milacron in a cash and stock merger transaction valued at approximately $2 billion, including debt, net of cash on hand. The proposed transaction, which is expected to close in the fourth calendar quarter of 2019, is subject to customary closing conditions, including the approval of stockholders of Milacron, which is scheduled to be sought at a special meeting on November 20, 2019. Under the terms of the Merger Agreement, upon closing Milacron stockholders will receive $11.80 in cash and a fixed exchange ratio of 0.1612 shares of Hillenbrand common stock for each share of Milacron common stock they own.

Business Segments

Process Equipment Group

The Process Equipment Group is a leading global provider of compounding, extrusion, and material handling; screening and separating; flow control; and size reduction products and services for a wide variety of manufacturing and other industrial processes.

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

Batesville

Batesville is a leader in the death care industry in North America through the manufacture and sale of funeral service products, including burial caskets, cremation caskets, containers and urns, other personalization and memorialization products, and web-based technology applications.

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

Process Equipment Group:  Products and Services

The Process Equipment Group product portfolio has grown through a series of acquisitions over the past nine years and now includes products and services for compounding, extrusion, and material handling; screening and separating; flow control; and size reduction.  The Process Equipment Group businesses are supported by replacement parts and services that represent approximately 32% of the group’s total revenue.  Products are offered under brand names that are recognized among the leaders in their respective categories.

•	Compounding, Extrusion, and Material Handling Equipment, and Equipment System Design

•
Twin screw compounding and extrusion machines range from small laboratory compounding machines to high performance, high throughput extrusion systems. Small and mid-sized compounders are used by customers in engineering plastics, masterbatch, PVC, recycling, biodegradable products, and other applications for the plastics, chemical, and food and pharmaceutical industries.  Extrusion systems are sold to customers in the polyolefin industry for base resin production.  All of these extrusion products are sold under the Coperion® brand.

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

•
Compounding, extrusion, and material handling equipment can be sold as a complete system, where strong application and process engineering expertise is used to design and create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale manufacturing lines and turnkey systems.  Larger system sales are generally fulfilled over 18 to 24 months.  Some portion of revenue for large system sales typically comes from third-party-sourced products that carry only a small up-charge. As a result, margin percentages tend to be lower on these large system sales when compared to the rest of the business.

•	Screening and Separating Equipment

•
Screening and separating equipment sorts dry, granular products based on the size of the particles being processed.  This equipment is sold under the Rotex® and BM&M® brands to customers in a variety of industries including proppants, fertilizers, chemicals, agricultural goods, plastics, forest products, and food processing. A majority of the equipment uses a unique technology based on a specific gyratory-reciprocating motion that provides an optimal material distribution on the screens, gentle handling of particles, and accurate separations.

•	Flow Control Solutions

•
Pump solutions mainly consist of piston and piston diaphragm pump technologies that transfer abrasive or corrosive fluids and fluids with a high sludge or solids content for mission-critical applications. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets. This equipment lends itself to a superior total cost of ownership over time compared to other pumping technologies.

•
Valve solutions mainly consist of pinch valves and duckbill check valves that manage fluids for mission-critical, severe service applications. These valves, among others, are sold under the Red Valve®, Tideflex Technologies® , and RKL Controls brands into the water and wastewater, drainage and storm water, mining, chemicals, and power markets. These engineered valves are designed for long life in the toughest municipal and industrial applications, lending themselves to superior total costs of ownership over time.

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

Process Equipment Group:  Customers

The Process Equipment Group has customers in a wide range of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals and mining, energy, wastewater treatment, and forest products.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one Process Equipment Group customer accounted for more than 10% of Hillenbrand’s consolidated revenue during 2019.  For large or customized orders, customers generally pay a deposit and make progress payments in accordance with the project progress.  Often, long-term relationships are established with these customers.

The Process Equipment Group’s sales are diversified by end markets, and further penetration of these end markets is an important element of its strategy.  Currently, projects in the plastics industry represent greater than half of the Process Equipment Group’s sales.  Geographically, approximately 39% of Process Equipment Group revenue in 2019 came from the Americas, 34% from Asia, and 27% from EMEA (Europe, the Middle East, and Africa).

We believe that long-term growth for this segment is driven by megatrends such as a rapidly growing middle class in China and India and a growing global population, resulting in rising demand for products sold in many of the end markets the Process Equipment Group serves, including durable plastic goods.  These trends include increased use of lightweight plastics in the automotive industry to improve fuel efficiency; more effective packaging in emerging markets to improve food shelf life, freshness, and safety; a variety of applications in the medical space designed to improve safety, drug and therapy delivery, and durability; and more engineered plastics in construction that are more durable, lightweight and require little maintenance. While overall demand for these products is expected to increase over the long run, we expect short-term periodic fluctuations in demand from time-to-time.

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

Process Equipment Group:  Strategy

The Process Equipment Group seeks profitable growth through the following strategic initiatives:

•	Strengthen leadership positions and build targeted platforms

•	Leverage core technologies and applications expertise to further penetrate current markets.

•	Grow platforms to critical mass in plastics and chemicals, food and pharmaceuticals, and separation to achieve benefits of leadership and scale.

•	Enter attractive new markets and near adjacencies with large addressable opportunities.

•	Leverage global footprint to expand customer base and win in new markets.

•	Drive innovation and new product development

•	Provide innovative product and service solutions to solve customers’ challenges.

•	Extend applications expertise to win in adjacent markets with high growth potential.

•	Develop new products driven by voice of customer input and changing needs.

•	Provide value-added end-to-end solutions from individual components to integrated systems.

•	Leverage HOM to drive margin expansion and profitable growth

•	Apply HOM tools, including voice of customer and segmentation, for profitable growth.

•	Drive best-in-class lead times to grow share in aftermarket parts and service business.

•	Implement strategic supplier relationships to improve cost and quality.

•	Enhance productivity through process standardization.

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

•
As a recognized leader in the death care industry in North America, Batesville has been on the forefront of product innovation for more than 70 years. The company has introduced new interior and exterior design elements, materials, finishes, and proprietary features that align with consumer trends and preferences, while adding value for funeral professionals and consumers. Batesville’s product portfolio covers the full spectrum in variety and value, with metal and wood caskets to appeal to different consumers. In addition to its product breadth, Batesville offers training, merchandising, and marketing materials to educate funeral directors and consumers on product and service options.

•	Cremation Options®

•
The Cremation Options® platform is focused on helping funeral professionals profitably serve the growing number of consumers choosing cremation.  Batesville offers a broad line of cremation caskets, containers, urns, remembrance jewelry, and keepsakes. As with Burial Solutions, Batesville offers training, merchandising, and marketing resources to support funeral directors and consumers when selecting cremation.

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

Batesville also offers an expansive assortment of personalization and memorialization elements that can be incorporated into products and services to capture the individuality of the loved one and create a unique and meaningful experience for the family. Personalization is available on both burial and cremation products using Batesville’s proprietary LifeSymbols® designs, LifeStories® medallions and keepsakes, LifeView® panels, embroidered tribute panels, and MemorySafe® Drawer. Funeral directors can also create themed obituaries, personalize video tributes, and provide other tailored offerings for families using Batesville’s web technology.

Batesville:  Sales, Distribution, and Operations

Batesville-branded caskets are marketed by a direct sales force and through digital channels only to licensed funeral professionals operating licensed funeral establishments throughout the U.S., Puerto Rico, Canada, Mexico, and Australia.  Batesville also markets its products to select independent distribution facilities as well as full-service funeral establishments offering funeral products in conformance with state law in states that do not have specific licensing requirements.

Batesville has sales contracts in place with certain national death care service providers and also serves more than 11,500 independent, privately owned funeral homes across North America.  None of Batesville’s customers accounted for more than 10% of Hillenbrand’s consolidated revenue during 2019.

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

Demand for Batesville products and services is partially impacted by a few key external factors: U.S. and Canadian population demographics, the number of deaths annually, and the rate at which consumers select cremation. The combination of these primary factors has negatively impacted the burial volume trend in recent years, although periodic fluctuations can impact demand and revenue in a given quarter and year. We anticipate the negative trend in burial demand will continue in the foreseeable future as the higher number of deaths among the aging post-World War II baby boomer generation is more than offset by the continued shift toward cremation. As a percentage of total deaths, the estimated cremation rate in 2019 was approximately 53% in the U.S. and 72% in Canada (Source: Cremation Association of North America).

Batesville:  Competition

Batesville is a recognized leader in the death care industry, competing with several national and regional casket manufacturers, as well as more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments.  Some non-traditional death care providers, such as large discount retail stores, casket stores, and internet casket retailers also sell caskets directly to consumers.  The industry has seen foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  Sales from these non-traditional and foreign providers collectively currently represent less than 10% of total casket sales in North America. We expect declining casket demand and existing domestic over-capacity to continue to put added economic pressures on casket manufacturers and distributors.

Batesville:  Raw Materials and Working Capital

Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, rubber gaskets, plastic, and zinc in the manufacture of its caskets.  Although most of these raw materials are generally available from several sources, some are currently procured from a single source.

Volatility in raw material prices due to inflation or tariffs, including steel, fuel, and petroleum-based products, has a direct effect on Batesville’s profitability.  The company generally does not engage in hedging transactions for these purchases but does enter into fixed-price supply contracts at times.  Batesville regularly takes steps designed to mitigate the impact of volatility in raw material and fuel prices, including executing Lean initiatives and various sourcing actions.

Most of Batesville’s sales are made pursuant to supply agreements with its customers, and historically it has instituted annual price adjustments to help offset some, but not necessarily all, raw material cost increases.

Batesville maintains an adequate level of working capital to support the needs of its business. There are no unusual industry practices or requirements affecting working capital that are significant to understanding Batesville’s business.

Batesville:  Strategy

While we believe there are opportunities to generate additional revenue within a wider range of death care products and services, sustaining volume in the burial casket space continues to be a top priority.  Batesville’s leadership team is focused on two strategic initiatives to sustain burial volume:

•	Grow leadership position in the death care industry

•	Focus on building and delivering value propositions that align with the needs of each customer segment to continue Batesville’s mission of helping families honor the lives of those they love®.

•	Use the HOM principles and tools to strengthen our leadership position and maintain an optimal cost structure to support profitability

•	Continually improve processes to be more consistent and efficient and to yield industry leading quality products and services that our customers value.

HILLENBRAND INTELLECTUAL PROPERTY

We own a number of patents on our products and manufacturing processes and maintain trade secrets related to manufacturing processes.  These patents and trade secrets are of importance, but we do not believe any single patent or trade secret or related group of patents or trade secrets is of material significance to our business as a whole. We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion®, Coperion K-Tron®, TerraSource Global®, Pennsylvania Crusher®, Gundlach®, Jeffrey Rader®, K-Tron®, Rotex®, ABEL® Pump Technology, Red Valve®, BM&M®, and Tideflex Technologies® are of material significance to the Process Equipment Group.  We believe the trademark Batesville® is of material significance to our Batesville segment.

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

HILLENBRAND EMPLOYEES

At September 30, 2019, we had approximately 6,500 employees worldwide.  Approximately 3,000 employees were located within the U.S. and 3,500 employees were located outside of the U.S., primarily throughout Europe and China.  Approximately 2,800 employees in North America and Europe work under collective bargaining agreements.  Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions and workers’ councils representing those employees.  As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 13, 2019.

Joe A. Raver, 53, has served as a director and as President and Chief Executive Officer of the Company since September 2013. He has served as President of the Company’s Process Equipment Group since March 2011. In August 2017, Mr. Raver was elected as a director of Applied Industrial Technologies, Inc. (“AIT,”) a leading industrial distributor serving MRO and OEM customers in virtually every industry. In October 2017, Mr. Raver was appointed to both the Audit and the Corporate Governance committees of AIT, and in October 2019, he moved from the Audit to the Executive Organization and Compensation Committee. He previously served as President of Batesville Casket Company from 2008 to 2011.  He also previously served as Vice President and General Manager of the respiratory care division of Hill-Rom Holdings (“Hill-Rom,” f/k/a Hillenbrand Industries, Inc.), a leading global provider of medical equipment and services and the Company’s former parent, as well as Hill-Rom’s Vice President of Strategy and Shared Services.  Prior to that, Mr. Raver spent 10 years in a variety of leadership positions at Batesville Casket Company and Hill-Rom.

Kristina A. Cerniglia, 53, was elected Senior Vice President, Chief Financial Officer effective August 2014. Ms. Cerniglia has more than 30 years of industrial experience and, since December 2018, has also served on the Board of Directors of Littelfuse, Inc., a global manufacturer of leading technologies in circuit protection, power control, and sensing. Ms. Cerniglia’s service on the Littelfuse Board of Directors has included serving on its Audit and Compensation Committees since April 2019. Additionally, in 2019, Ms. Cerniglia was elected as a director of Margaret Mary Health in Batesville, Indiana, a not-for-profit, critical access hospital providing both inpatient and outpatient services, and serves on its Finance Committee. Before assuming the role as Hillenbrand’s Chief Financial Officer, she spent 17 years serving in a variety of leadership roles, most recently as Vice President and Corporate Controller (2010-2014) at Stanley Black & Decker, a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems. Prior to that, she spent nine years of her career at United Technologies Corporation in various financial roles.

Kimberly K. Ryan, 52, was elected President of Coperion GmbH effective September 2015. Since August 2018, she also oversees the Company’s Rotex business. Ms. Ryan has also been a Senior Vice President of Hillenbrand since April 2011. Prior to being appointed President of Coperion, Ms. Ryan served as President of Batesville effective April 2011. Since 2014, Ms. Ryan has also served as a member of the Board of Directors of Kimball International, Inc., a design-driven furnishings manufacturer, including as a member of the Audit Committee during that time and as Chair of the Board since November 2018. From 2000-2011, she held various senior leadership roles at Hillenbrand Industries, Inc., our former parent and its subsidiaries, including Senior Vice President, Post Acute Care; Senior Vice President, Shared Services; Senior Vice President, Information Technology; Vice President, Batesville Business Information Systems; and Director, Batesville Enterprise Planning Systems. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, strategy, operations, logistics, and information technology.

Christopher H. Trainor, 49, was elected President of Batesville Casket Company effective September 2015, after having served as its Senior Vice President, CFO and Chief Administrative Officer. Mr. Trainor has also been a Senior Vice President of Hillenbrand since December 2015. Mr. Trainor joined Batesville in 2010 as Vice President and Chief Financial Officer and was later assigned additional responsibilities for oversight of Human Resources and Information Technology. Prior to joining Batesville, Mr. Trainor spent 17 years with Kraft Foods, a global food and beverage company, where he held a variety of finance roles in both the United States and United Kingdom.
J. Michael Whitted, 47, was elected Senior Vice President, Strategy and Corporate Development effective June 2018. Prior to joining the Company, Mr. Whitted served as Vice President, Corporate Development for SPX Corporation and SPX Flow, Inc., diversified, global suppliers of infrastructure equipment to various industries, from 2001 to 2015. Prior to that, he served as a Vice President for Bear Stearns from 1998 to 2001, where he led corporate finance and M&A advisory transactions. Mr. Whitted’s experience prior to Bear Stearns included corporate finance and M&A advisory roles at CIBC World Markets, Bankers Trust, and First Chicago NBD.

Glennis A. Williams, 43, was elected Senior Vice President & Chief Human Resources Officer effective July 2017. Ms. Williams brings with her nearly 20 years of experience in human resources, serving most recently as Vice President, Global Human Resources for Welbilt Inc. in New Port Richey, Florida, a manufacturer of commercial foodservice equipment, from 2016 to 2017. Prior to that, she served as Vice President of Human Resources at Joy Global, a manufacturer and servicer of high productivity mining equipment for the extraction of metals and minerals, from 2013 to 2016 and as a Human Resources Leader at Westinghouse Electric, a nuclear power company.

Nicholas R. Farrell, 40, was elected Vice President, General Counsel and Secretary effective October 2015, and in December 2016 was also named as the Company’s Chief Compliance Officer.  Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel, and prior to his current role served as Vice President, Associate General Counsel and Assistant Secretary, beginning in 2014.  Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Sanders. Mr. Farrell is also Vice Chair of the Board of Trustees, and Chair of the Nominating and Governance Committee, of Cure SMA, an international not-for-profit organization committed to developing a treatment and cure for spinal muscular atrophy, the number one genetic cause of death for infants.

James A. Hooven, 48, was elected Vice President, Hillenbrand Operating Model effective June 2017. Mr. Hooven has over 20 years of experience with diversified industrial manufacturing companies. He most recently served as General Manager with SL Industries (purchased by Handy & Harman in 2016), a manufacturer of power electronics, protection and quality, motion control, and communication equipment for OEMs. Prior to that, he served as Vice President of Operational Excellence at SL Industries and served in various operational roles at Danaher, which designs, manufactures and markets professional, medical, industrial and commercial products and services, and Trane, a manufacturer of heating, ventilating and air conditioning systems and building management systems and controls.

Bhavik N. Soni, 46, was elected Vice President, Chief Information Officer effective May 2017, and promoted to the Company’s Executive Management Team in May 2019. Mr. Soni joined the Company from Honda Aircraft Company, a jet airplane manufacturer, where he served as Chief Information Officer - IT & Engineering Systems Division from 2015 to 2017. Prior to that, he served as Chief Information Officer for Artificial Lift, GE Oil & Gas at General Electric Company (“GE”), an energy technology company, from 2013 to 2015, preceded by fifteen years in other information technology-related roles of increasing responsibility at GE. Mr. Soni’s experience prior to GE included software engineering roles at Rockwell Collins, Inc. and General Dynamics Corporation.

Timothy C. Ryan, 47, was elected Vice President, Chief Accounting Officer and Controller effective September 2018. Mr. Ryan joined the Company from Martin Marietta Materials, a leading supplier of construction aggregates and heavy building materials, where he served as Assistant Corporate Controller from 2015 to 2018. Prior to that, he served as Global Controller for Robert Bosch GmbH (formerly the Service Solutions division of SPX Corporation, a tools, equipment, and software provider for the global automotive aftermarket) from 2011 to 2015, and as Business Unit Controller, SPX Service Solutions America, from 2008 to 2011. Prior to SPX Service Solutions, Mr. Ryan spent seven years in various accounting and reporting roles at public and private manufacturing companies. Mr. Ryan spent the first six years of his career, beginning in 1995, in public accounting at Deloitte & Touche LLP. Mr. Ryan is a Certified Public Accountant.

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

All acquisitions involve inherent uncertainties, which may include, among other things, our ability to:

•	successfully identify the most suitable targets for acquisition;

•	negotiate reasonable terms;

•	properly perform due diligence and determine all the significant risks associated with a particular acquisition;

•	successfully integrate the acquired company into our business and achieve the desired performance;

•	avoid diversion of Company management’s attention from other important business activities; and

•	where applicable, implement restructuring activities without an adverse impact to business operations.

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

We also expect to incur substantial expenses in connection with the completion of the proposed merger with Milacron and in order to integrate a large number of processes, policies, procedures, operations, technologies, and systems of Milacron in connection with the merger. The substantial majority of these costs will be related to the completion of the merger (including financing of the merger) and integration plans for the combined business (including the consolidation of facilities and systems). The completion of the merger and execution of integration plans may lead to additional unanticipated costs and time delays. We may also incur costs or suffer loss of business under third-party contracts that are terminated or that contain change in control or other provisions that may be triggered by the completion of the merger, and/or losses of, or decreases in orders by, customers, and may also incur costs to maintain employee morale and to retain certain key management personnel and employees.

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

The completion of the proposed acquisition of Milacron is subject to a number of conditions, including, among others, the approval by Milacron stockholders, which make the completion and timing of the completion of the proposed transaction uncertain; however, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired, and the parties have received all forseeable regulatory approvals to close. Also, either we or Milacron may generally terminate the transaction if it has not been consummated by April 7, 2020 (subject to a 90 day extension in certain circumstances).

If the proposed transaction is not completed, our businesses may be materially adversely affected and, without realizing any of the benefits of having completed the proposed transaction, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline;

•	we cannot be certain that we could find an acquisition as attractive as the proposed Milacron acquisition;

•	time and resources committed by our management to matters relating to the proposed transaction could otherwise have been devoted to pursuing other beneficial opportunities; and

•	we may experience negative reactions from the financial markets or from our customers, suppliers, or employees.

In addition, whether or not the proposed transaction is completed, we could be subject to litigation related to the proposed transaction or otherwise related to the combined company. Following the announcement of the proposed Milacron merger, several putative class action complaints were filed by purported stockholders of Milacron. Certain of the class action complaints named Hillenbrand as a defendant. The complaints in these cases allege that, among other things, the defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated under the Exchange Act, by omitting or misrepresenting certain allegedly material information in the proxy statement/prospectus filed in connection with the proposed transaction. The complaints seek, among other things, injunctive relief preventing the consummation of the merger, rescissory damages or rescission in the event the merger is consummated and plaintiff’s attorneys’ and experts’ fees. The defendants believe the allegations and claims asserted in the complaints are without merit.

The materialization of any of these risks could adversely impact our ongoing businesses. Similarly, delays in the completion of the proposed transaction could, among other things, result in additional transaction costs, loss of revenue or personnel, or other negative effects associated with uncertainty about completion of the proposed transaction.

3.Global market and economic conditions, including those related to the financial markets, could have a material adverse effect on our operating results, financial condition, and liquidity.

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

4.International economic, political, legal, and business factors could negatively affect our operating results, cash flows, financial condition, and growth.

We derived approximately 51%, 48%, and 44% of our revenue from our operations outside the U.S. for the years ended September 30, 2019, 2018, and 2017.  This revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales and presence outside the U.S., including in emerging markets.

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

5.	Uncertainty in the United States political environment and in trade policy could negatively impact our business.

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

6.We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these parties.

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

7.We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our results of operations and financial condition.

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  In addition, since our Consolidated Financial Statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  The Company’s predominant exposures are the Euro, Canadian dollar, Swiss franc, Mexican peso, Chinese Renminbi, and Indian Rupee (along with others to a lesser degree). In preparing financial statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. Although we address currency risk management through regular operating and financing activities and through the use of derivative financial instruments, those actions may not prove to be fully effective.

8.Increased prices for, poor quality of, or extended inability to source raw materials or services used in our products could adversely affect profitability.

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

Our dependency upon regular deliveries of supplies and the quality of those supplies upon delivery from particular suppliers means that interruptions, stoppages, or deterioration of quality in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials used in the manufacture of our products currently are procured from a single source. In some cases, we also outsource certain services to suppliers, including but not limited to, engineering, assembly, shipping, and commissioning services. If a supplier were unable to deliver these materials or services, or unable to deliver quality materials or services, for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities, or other factors, or if we were unable to negotiate acceptable terms for the supply of materials or services with these suppliers, our business could be adversely affected.  We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs.  Extended inability to source a necessary raw material or service could cause us to cease manufacturing one or more products for a period of time, which could also lead to loss of customers, as well as reputational, competitive, or business harm, which could have a material adverse effect on our business, financial condition, and results of operations.

9. The Company could face labor disruptions that would interfere with operations.

As of September 30, 2019, approximately 43% of Hillenbrand’s employees work under collective bargaining agreements.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

10. Increasing competition for highly skilled and talented workers could adversely affect our business.
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
11. We are involved from time to time in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are often high-deductible policies.  It is difficult to measure the actual loss that might be incurred related to litigation or other potential claims, and the ultimate outcome of claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows. For a more detailed discussion of claims, see Note 11 to our Consolidated Financial Statement included in Part II, Item 8, of this Form 10-K.

12. The acquisition of Milacron will result in a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.

As of September 30, 2019, our outstanding debt was $619.5. Upon completing the acquisition of Milacron, we expect our outstanding debt to be approximately $2 billion. This level of debt (and additional debt we may incur in the future) has important consequences to our businesses.  For example:

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

13. The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure.

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

Regulators globally are increasingly imposing greater fines and penalties for privacy and data protection violations. For example, the European Union and other jurisdictions, including some U.S. states, have enacted, and others may enact, new and expanded sets of compliance requirements on companies, like ours, that collect or process personal data. Failure to comply with these or other data protection regulations could expose us to potentially significant liabilities. If the Company suffers a loss or disclosure of protected information due to security breaches or other reasons, and if business continuity plans do not effectively address these issues on a timely basis, the Company may incur fines or penalties, or suffer interruption in its ability to manage operations, as well as reputational, competitive, or business harm, which could have a material adverse effect on our business, financial condition, and results of operations.

14. The effective tax rate of the Company may be negatively impacted by changes in the mix of earnings as well as future changes to tax laws in global jurisdictions in which we operate.

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

Changes in tax laws or tax rulings could have a material impact on our effective tax rate. Many countries in the European Union, as well as several other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that could increase our tax obligations in those countries where we do business. Any changes in the taxation of our activities in such jurisdictions may result in a material increase in our effective tax rate.

15. Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

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

We acquired intangible assets with the acquisitions of Coperion, K-Tron (including TerraSource Global), Rotex, Abel, Red Valve, and BM&M, portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets.  Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.

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

3. The Process Equipment Group derives significant revenues from the plastics industry.  Decrease in demand for base resin or engineering plastics or equipment used in the production of these products, or changes in technological advances, or changes in laws or regulations could have a material adverse effect on our business, financial condition, and results of operations.

The Process Equipment Group sells equipment, including highly engineered extruders, feeders, and conveying systems, to the plastics industry for the production of base resins, durable engineering grade plastics, and other compounded plastics (including bioplastics and recycled plastic product).  Sales volume is dependent upon the need for equipment used to produce these products, which may be significantly influenced by the demand for plastics, the capital investment needs of companies in the plastics industry, changes in technological advances, or changes in laws or regulations. Unfavorable developments in the plastics industry could have a material adverse effect on our business, financial condition, and results of operations.

 4. The Process Equipment Group derives revenues from the proppants market, which is impacted by cyclicality of customer demand.  Fluctuations in demand for proppants used in hydraulic fracturing could negatively impact our business, financial condition, and results of operations.

A portion of the Process Equipment Group’s sales are affected by the consumption of proppants used in hydraulic fracturing.  The demand for proppants is dependent upon, among other things, fluctuations in the price and/or demand for oil and natural gas and the availability and cost of alternative sources of energy, such as solar, wind, or nuclear power.  Additionally, the cost of compliance with federal, state, local, and foreign laws and the regulation of proppants or hydraulic fracturing may impact the demand for our products.  Any resulting downturn in or disruption to the proppants market could materially and adversely impact our business, financial condition, and results of operations.

Risks Related to Batesville

1.Continued fluctuations in mortality rates and increased cremations may adversely affect the sales volume of our burial caskets.

The life expectancy of U.S. citizens has increased since the 1950s.  However, we do anticipate a modest increase in deaths for the foreseeable future driven by the aging U.S. population. Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s and are expected to continue to increase for the foreseeable future.  The increase in the number of cremations in the U.S. has resulted in a contraction in the demand for burial caskets.  This has been a contributing factor to lower burial casket sales volumes for Batesville in recent years.  We expect these trends will continue in the foreseeable future and will likely continue to negatively impact burial casket volumes. If cremations as a percentage of total U.S. deaths increase at an accelerated pace, the demand for burial caskets could further contract.

In addition, the number of deaths can vary over short periods of time and among different geographical areas due to a variety of factors, including the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza. Such variations could cause the sale of burial caskets and cremation products to fluctuate, or more rapidly decrease, from quarter to quarter and year to year, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Some foreign casket manufacturers, mostly from China, import caskets into the U.S. and Canada.  In addition, non-traditional death care product providers, such as large discount retail stores, casket stores, and internet casket retailers could present more of a competitive threat to Batesville and its sales channel than is currently anticipated. Sales from these foreign and non-traditional providers are estimated to represent less than 10% of total casket sales in North America, but this percentage could grow.  It is not possible to quantify the financial impact that these competitors will have on Batesville in the future.  These competitors and any new entrants into the funeral products business may drive pricing and other competitive actions in an industry that already has domestic production over-capacity.  Such competitive developments could have a negative impact on our results of operations and cash flows.

Item 1B.    UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we own.  At September 30, 2019, the Process Equipment Group operated 18 significant manufacturing facilities located in the U.S. (New Jersey, Kansas, Ohio, Illinois, North Carolina, and Virginia), Germany, Switzerland, China, India, Canada, and the United Kingdom.  Nine of these facilities are owned and nine are leased.  The Process Equipment Group also leases or owns a number of sales offices in Europe, Asia, Canada, and South America.

At September 30, 2019, Batesville operated four significant manufacturing facilities located in Indiana, Tennessee, Mississippi, and Mexico.  Three of these facilities are owned and one is leased.  Batesville also leases or owns a number of warehouse distribution centers, service centers, and sales offices in the U.S., Mexico, Canada, and Australia.

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

As of November 7, 2019, we had approximately 1,700 shareholders of record.

Share Repurchases

In December 2018, the Board of Directors authorized a new share repurchase program of up to $200.0 in replacement of the Company’s prior share repurchase program, which eliminated the balance of approximately $39.6 remaining under that prior authorization. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time.  No purchases of our common stock were made during the year ended September 30, 2019.

Item 6.        SELECTED FINANCIAL DATA

 (in millions, except per share data):

	2019	2018	2017	2016	2015
Net revenue	$1,807.3	$1,770.1	$1,590.2	$1,538.4	$1,596.8
Gross profit(1)	$623.0	$642.1	$590.8	$570.6	$570.4
Net income(2)	$121.4	$76.6	$126.2	$112.8	$111.4
Earnings per share - basic	$1.93	$1.21	$1.99	$1.78	$1.76
Earnings per share - diluted	$1.92	$1.20	$1.97	$1.77	$1.74
Cash dividends per share	$0.84	$0.83	$0.82	$0.81	$0.80
Total assets(3)	$2,228.6	$1,864.6	$1,956.5	$1,959.7	$1,808.1
Long-term obligations	$869.5	$588.8	$678.9	$879.8	$798.1
Cash flows provided by operating activities	$178.9	$248.3	$246.2	$238.2	$105.0
Cash flows used in investing activities	$(51.2)	$(23.4)	$(13.5)	$(253.5)	$(29.5)
Cash flows provided by (used in) financing activities	$217.5	$(232.5)	$(215.1)	$21.6	$(83.2)
Capital expenditures	$25.5	$27.0	$22.0	$21.2	$31.0
Depreciation and amortization	$58.5	$56.5	$56.6	$60.4	$54.3

(1) Gross profit for the years ended September 30, 2016 and 2015 has not been conformed to the current year presentation for the reclassification of certain components of net pension cost.
(2) Net income attributable to Hillenbrand.
(3) Total assets as of September 30, 2015 has not been conformed to the current year presentation for the reclassification of debt issuance costs from other assets to long-term debt. Total assets for the year ended September 30, 2015 included debt issuance costs of $1.4 million, which were not reclassified to long-term debt.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(dollar amounts in millions throughout Management’s Discussion and Analysis)

The following discussion compares our results for the year ended September 30, 2019, to the year ended September 30, 2018, and also compares our results for the year ended September 30, 2018, to the year ended September 30, 2017.  Unless otherwise stated, references to years relate to fiscal years. We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Batesville, and Corporate.  These financial results are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and exclude impairment charges, inventory step-up, expenses associated with business acquisition, development, and integration, restructuring and restructuring related charges, and debt financing activities related to the acquisition of Milacron (including the loss on settlement of interest rate swaps and deferred financing costs incurred in connection with temporary bridge financing). The related income tax for all of these items is also excluded.  The measures also exclude the non-recurring tax benefits and expenses related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

Another important non-GAAP operational measure used is backlog.  Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment (long-term contracts), like those in which our Process Equipment Group competes.  Backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded to the Process Equipment Group.  For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included. Backlog includes expected revenue from large systems and equipment, as well as replacement parts, components, and service. The length of time that projects remain in backlog can span from days for replacement parts or service to approximately 18 to 24 months for larger system sales.  Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that they are reasonably expected to be realized.  We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination, or suspension at the discretion of the customer.

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

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods.  Significant accounting policies which require management’s judgment are discussed below.  A detailed description of our accounting policies is included in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

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

A contract’s transaction price is allocated to each distinct performance obligation based on its respective standalone selling price, and recognized as revenue when, or as, the performance obligation is satisfied. When a distinct performance obligation is not sold separately, the value of the standalone selling price is estimated considering all reasonably available information. When an obligation is distinct, as defined in ASC 606, we allocate a portion of the contract price to the obligation and recognize it separately from the other performance obligations.

The timing of revenue recognition for each performance obligation is either over time or at a point in time. We recognize revenue over time for contracts that have an enforceable right to collect payment for performance completed to date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Revenue generated from standard equipment and highly customized equipment or parts contracts without an enforceable right to payment for performance completed to date, as well as non-specialized parts sales and sales of death care products, is recognized at a point in time.

We use the input method of “cost-to-cost” to recognize revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized immediately when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes to seek to reduce the risk of contract losses.

Standalone service revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Standalone service revenue is not material to the Company.

For the Process Equipment Group and Batesville segment products where revenue is recognized at a point in time, we recognize revenue when our customers take control of the asset. We define this as the point in time at which the customer has the capability of full beneficial use of the asset as intended per the applicable contract.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the weighted-average expected rate of return on pension assets and the weighted-average discount rate.  Our weighted-average expected rate of return on domestic and international pension plan assets was 4.8%, 5.2%, and 5.2% at the end of 2019, 2018, and 2017. The weighted-average discount rate at the end of 2019 was

2.3% for the domestic and international pension plans and 2.8% for the postretirement healthcare plan.  A 50 basis-point change in the expected rate of return on domestic and international pension plan assets would change annual pension expense by $1.5.  A 50 basis-point change in the discount rate would change the annual domestic and international pension expense by $1.7 and the annual postretirement healthcare plan expense by less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon rates and assumptions at September 30, 2019, we expect the aggregate expense associated with our defined benefit and postretirement plans to increase from $3.5 in 2019 to $5.6 in 2020. The expected increase in expense is primarily due to decreasing discount rates.

See Note 6 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.

Uncertain Income Tax Positions — In assessing the need for reserves for uncertain tax positions, we make judgments regarding the technical merit of a tax position and, when necessary, an estimate of the settlement amount based upon the probability of the outcome.  At September 30, 2019, we had reserves of $9.7 established for uncertain tax positions based upon our estimates.  Our ability to make and update these estimates is limited to the information we have at any given point in time.  This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others.  As information available to us evolves, we update our reserves quarterly.  These updates can result in volatility to our income tax rate (particularly in a given quarter) if new information or developments result in a significant change in our estimate.

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

If we elect to perform or are required to perform a quantitative analysis, we compare the carrying amount of the reporting unit’s net assets, including goodwill, to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, an impairment charge is recognized for the difference between carrying amount and fair value, not to exceed the original amount of goodwill.

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

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include market data and market multiples (7.5-13.0 times adjusted EBITDA), discount rates (8.0-13.0%), and terminal growth rates (0.5-3.0%), as well as future levels of revenue growth, operating margins, depreciation, amortization, and working capital requirements, which are based upon the Company’s strategic plan. Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium.

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

As a result of the required annual impairment assessment performed in the third quarter of 2019, the fair value of trade names was determined to meet or exceed the carrying value for all trade names, resulting in no further impairment to trade names.

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

Proposed Acquisition of Milacron

As discussed in Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, on July 12, 2019, Hillenbrand entered into a definitive agreement to acquire Milacron in a cash and stock merger transaction valued at approximately $2 billion, including debt, net of cash on hand. The proposed transaction, which is expected to close in the fourth calendar quarter of 2019, is subject to customary closing conditions, including the approval of stockholders of Milacron, which is scheduled to be sought at a special meeting on November 20, 2019. Under the terms of the Merger Agreement, upon closing Milacron stockholders will receive $11.80 in cash and a fixed exchange ratio of 0.1612 shares of Hillenbrand common stock for each share of Milacron common stock they own.

We expect to permanently finance the cash portion of the merger consideration, refinance Milacron’s outstanding debt at closing, and pay fees, costs, and expenses associated with the transaction with new financing, as well as available cash. For further discussion on the financing that we have obtained to close the proposed transaction, see Note 5 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30,
Hillenbrand	2019	2018	2017
Net revenue	$1,807.3	$1,770.1	$1,590.2
Gross profit	623.0	642.1	590.8
Operating expenses	379.7	378.9	343.5
Amortization expense	32.5	30.2	29.2
Impairment charge	—	63.4	—
Interest expense	27.4	23.3	25.2
Other (expense) income, net	(6.7)	0.2	(4.6)
Income tax expense	50.5	65.3	59.9
Net income(1)	121.4	76.6	126.2

(1) Net income attributable to Hillenbrand

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018

Net revenue increased $37.2 (2%), which included unfavorable foreign currency impact (3%).

•	The Process Equipment Group’s net revenue increased $54.9 (5%) primarily due to higher volume (5%), pricing, and the acquisition of BM&M. Foreign currency impact decreased net revenue by 4%.

•
Batesville’s net revenue decreased $17.7 (3%) primarily due to a decrease in volume (4%), driven primarily by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by fewer estimated deaths and an increased rate at which families opted for cremation.

Gross profit decreased $19.1 (3%), which included unfavorable foreign currency impact (2%). Gross profit margin decreased 180 basis points to 34.5%. On an adjusted basis, which excluded restructuring and restructuring related charges and inventory step-up charges, gross profit decreased $18.5 (3%), and adjusted gross profit margin decreased 180 basis points to 34.5%.

•
The Process Equipment Group’s gross profit decreased $2.2 (0.5%), primarily due to cost inflation and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, partially offset by pricing and productivity improvements, higher volume, and the acquisition of BM&M. Foreign currency impact decreased gross profit by 3%. Gross profit margin decreased 170 basis points to 35.0% in 2019, primarily due to cost inflation and the increased proportion of lower margin, large systems projects in plastics, partially offset by productivity and pricing improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges ($0.7 in 2019 and $0.3 in 2018) and inventory step-up charges ($0.2 in 2019). Excluding these charges, adjusted gross profit decreased $1.6 (0.4%), which included unfavorable foreign currency impact (3%). Adjusted gross profit margin decreased 170 basis points to 35.0% compared to prior year.

•
Batesville’s gross profit decreased $16.9 (9%) and gross profit margin decreased 200 basis points to 33.3%. The decrease in gross profit and gross profit margin was primarily due to inflation in commodities and wages, and a decrease in volume, partially offset by productivity initiatives.

Batesville’s gross profit included restructuring and restructuring related charges ($0.5 in 2019 and $0.5 in 2018). Excluding these charges, adjusted gross profit decreased $16.9 (9%) and adjusted gross profit margin decreased 200 basis points to 33.4%.

Operating expenses increased $0.8 (0.2%) primarily due to increases in business acquisition, development, and integration costs, restructuring and restructuring related charges, and cost inflation, partially offset by productivity improvements and decreases in variable compensation and litigation expenses. Foreign currency impact decreased operating expenses by 2%. Operating expenses as a percentage of net revenue improved 40 basis points to 21.0%. Operating expenses included the following items:

	Year Ended September 30,
	2019	2018
Business acquisition, development, and integration costs	$16.6	$3.5
Restructuring and restructuring related charges	9.4	1.7

On an adjusted basis, which excludes business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses decreased $20.0 (5%), which included favorable foreign currency impact (2%). Adjusted operating expenses as a percentage of net revenue improved 150 basis points to 19.6% compared to the prior year.

Amortization expense increased $2.3 (8%), primarily due to amortization on the acquired intangibles of BM&M.

Impairment charge decreased $63.4 due to the goodwill and trade name impairments recorded in 2018. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Interest expense increased $4.1 (18%), primarily due to $5.6 of deferred financing costs incurred in 2019 related to the senior unsecured bridge facility (the “Bridge Facility” as defined in Note 5 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K), partially offset by lower average borrowings. On an adjusted basis, which excludes the deferred financing costs incurred in 2019 related to the Bridge Facility, interest expense would have decreased $1.5 (6%) primarily due to lower average borrowings.

Other (expense) income, net was $6.7 of other expense in fiscal 2019, compared to $0.2 of other income in fiscal 2018. The change was driven primarily by $6.4 reclassified out of Accumulated other comprehensive loss upon the settlement of interest rate swaps. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information.

The effective tax rate was 28.6% in fiscal 2019 compared to 44.6% in fiscal 2018. The higher effective tax rate for fiscal 2018 primarily resulted from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment and the resulting loss before tax and the impact of the Tax Act, driven by the items discussed below. Additionally, the current year effective tax rate is impacted by an unfavorable geographic mix of pretax income and the completion of certain tax audits in foreign jurisdictions, partially offset by the full implementation of the recurring provisions of the Tax Act.

The Tax Act resulted in a reduction of the domestic statutory rate from 35% to 21%. The Internal Revenue Code provides that our fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The domestic statutory tax rate of 21% applies to the fiscal year ending September 30, 2019 and future years. During the quarter ended December 31, 2017, we recognized a provisional net tax expense of $14.3, pursuant to SAB 118, for the impact of the tax rate reduction on our domestic net deferred tax liability, as well as a recognition of the estimated one-time transition tax on certain unrepatriated earnings under the Tax Act (“Transition Tax”). During the year ended September 30, 2019, we recognized an additional $0.2 increase to the estimated Transition Tax liability.

Our adjusted effective income tax rate was 26.9% in 2019 compared to 25.9% in 2018. The adjusted effective income tax rate excludes the impact of the Transition Tax ($0.5 in 2019 and $28.9 in 2018), the revaluation of the deferred tax balances ($14.9 benefit in 2018), and an accrued deferred tax liability associated with the permanent reinvestment assertion ($1.3 in 2019). The adjusted effective income tax rate also excludes the tax effect of the previously mentioned impairment charge, as well as the tax impact of the adjustments discussed above. Excluding these items, the increase in the adjusted effective tax rate was primarily due to an unfavorable geographic mix of pretax income and the completion of certain tax audits in foreign jurisdictions, partially offset by the full implementation of the recurring provisions of the Tax Act.

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

Net revenue increased $179.9 (11%), which included favorable foreign currency impact (3%).

•	The Process Equipment Group’s revenue increased $191.3 (19%) primarily due to higher volume (14%). Foreign currency impact increased net revenue by 4%.

•	Batesville’s net revenue decreased $11.4 (2%) primarily due to a decrease in volume (2%).

Gross profit increased $51.3 (9%), which included favorable foreign currency impact (2%). Gross profit margin decreased 90 basis points to 36.3%. On an adjusted basis, which excluded restructuring and restructuring related charges, gross profit increased $44.7 (7%), and adjusted gross profit margin decreased 130 basis points to 36.3%.

•
The Process Equipment Group’s gross profit increased $66.1 (17%), primarily due to higher volume (14%). Foreign currency impact increased gross profit by 4%. Gross profit margin decreased 40 basis points to 36.7% in 2018, primarily driven by the increased proportion of lower margin, large systems projects in plastics, partially offset by productivity and pricing improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.3 in 2018 and $0.6 in 2017. Excluding these charges, adjusted gross profit increased $65.8 (17%), which included favorable foreign currency impact (4%). Adjusted gross profit margin decreased 50 basis points to 36.7% in 2018.

•
Batesville’s gross profit decreased $14.8 (7%), and gross profit margin decreased 190 basis points to 35.3%. The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, wages and benefits, and the decline in volume, along with supply chain inefficiencies. These items were partially offset by productivity gains, including benefits resulting from the previously disclosed manufacturing footprint reduction in 2017.

Batesville’s gross profit included restructuring and restructuring related charges ($0.5 in 2018 and $6.8 in 2017). Excluding these charges, adjusted gross profit decreased $21.1 (10%) and adjusted gross profit margin decreased 300 basis points to 35.4% in 2018.

Operating expenses increased $35.4 (10%) primarily due to an increase in variable compensation, cost inflation, litigation expenses, and strategic project investments, as well as higher business acquisition, development, and integration costs, partially offset by a decrease in restructuring and restructuring related charges. Foreign currency impact increased operating expenses by 3%. Operating expenses as a percentage of net revenue improved 20 basis points to 21.4% in 2018. Operating expenses included the following items:

	Year Ended September 30,
	2018	2017
Business acquisition, development, and integration costs	$3.5	$1.1
Restructuring and restructuring related charges	1.7	4.9

On an adjusted basis, which excluded business acquisition, development, and integration costs, and restructuring and restructuring related charges, operating expenses increased $36.2 (11%), which included unfavorable foreign currency impact (3%). Adjusted operating expenses as a percentage of net revenue improved by 10 basis points to 21.1% in 2018.

Amortization expense increased $1.0 (3%), primarily due to unfavorable foreign currency impact.

Impairment charge increased $63.4 due to the goodwill and trade name impairments recorded in the second quarter of 2018. For more information, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Interest expense decreased $1.9, primarily due to lower average borrowings and a reduction in the fee for our revolving credit facility (the “Revolver” as defined in Note 5 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K).

Other (expense) income, net was $0.2 of income in fiscal 2018, compared to $4.6 of other expense in fiscal 2017. The decrease in expense was primarily driven by higher equity earnings from affiliates.

The effective tax rate was 44.6% in fiscal 2018 compared to 31.8% in fiscal 2017. The higher effective tax rate in the period primarily results from the nondeductible portion of the impairment charge recorded in the Process Equipment Group segment. Additionally, the impact of the Tax Act resulted in a higher tax rate as compared to the prior year driven by the items discussed below. The Tax Act resulted in a reduced domestic statutory rate (21% versus 35%). The Internal Revenue Code provides that our fiscal year ending September 30, 2018 had a domestic blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The domestic statutory tax rate of 21% applies to future years. The impact of the tax rate reduction was recognized in the rate applied to earnings as well as a tax benefit of $13.7 related to the revaluation of our domestic net deferred tax liability.

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

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Year Ended September 30,
	2019		2018		2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$1,274.4	100.0	$1,219.5	100.0	$1,028.2	100.0
Gross profit	445.5	35.0	447.7	36.7	381.6	37.1
Operating expenses	241.7	19.0	243.9	20.0	217.6	21.2
Amortization expense	32.5	2.6	30.2	2.5	29.0	2.8
Impairment Charge	—	—	63.4	5.2	—	—

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018

Net revenue increased $54.9 (5%) primarily due to higher volume (5%), largely driven by increased demand for large systems in plastics, in addition to pricing and the acquisition of BM&M, partially offset by a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing). Foreign currency impact decreased net revenue by 4%.

We expect future revenue for the Process Equipment Group to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Though backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter. The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and revenue. Revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars. Backlog increased $48.7 (6%) from $814.8 on September 30, 2018, to $863.5 on September 30, 2019, primarily driven by an increase in orders for large polyolefin projects in the plastics industry. Foreign currency impact decreased order backlog by 4%.

Gross profit decreased $2.2 (0.5%) primarily due to cost inflation and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, partially offset by pricing and productivity improvements, higher volume, and the acquisition of BM&M. Foreign currency impact decreased gross profit by 3%. Gross profit margin decreased 170 basis points to 35.0% in 2019, primarily due to cost inflation and the increased proportion of lower margin, large systems projects in plastics, partially offset by productivity and pricing improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges ($0.7 in 2019 and $0.3 in 2018) and inventory step-up charges ($0.2 in 2019). Excluding these charges, adjusted gross profit decreased $1.6 (0.4%), which included unfavorable foreign currency impact (3%). Adjusted gross profit margin decreased 170 basis points to 35.0% compared to prior year.

Operating expenses decreased $2.2 (1%), primarily due to productivity improvements, lower litigation expenses, and a decrease in variable compensation, partially offset by cost inflation, an increase in restructuring and restructuring related charges, the acquisition of BM&M, and an increase in strategic project investments. Foreign currency impact decreased operating expenses by 3%. Operating expenses as a percentage of net revenue improved 100 basis points to 19.0% in 2019.

Operating expenses included business acquisition, development, and integration costs ($0.6 in 2019 and $0.1 in 2018) and restructuring and restructuring related charges ($4.9 in 2019 and $0.5 in 2018).  Excluding these items, adjusted operating expenses decreased $7.1 (3%), which included favorable foreign currency impact (3%). Adjusted operating expenses as a percentage of net revenue improved 150 basis points to 18.5% in 2019.

Amortization expense increased $2.3 (8%) primarily due to amortization on the acquired intangibles of BM&M.

Impairment charge decreased $63.4 due to the goodwill and trade name impairments recorded in 2018. For more information, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

Net revenue increased $191.3 (19%), primarily due to higher volume (14%). largely driven by increased demand for plastics projects and screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and parts and service. Foreign currency impact increased net revenue by 4%.

Gross profit increased $66.1 (17%), primarily due to higher volume driven by increased demand for plastics projects, screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and parts and service. Foreign currency impact increased gross profit by 4%. Gross profit margin decreased 40 basis points to 36.7% in 2018, primarily driven by the increased proportion of lower margin, large systems projects in plastics, partially offset by productivity and pricing improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges of $0.3 in 2018 and $0.6 in 2017. Excluding these items, adjusted gross profit increased $65.8 (17%), which included favorable foreign currency impact (4%). Adjusted gross profit margin decreased 50 basis points to 36.7% in 2018.

Operating expenses increased $26.3 (12%) primarily driven by an increase in variable compensation, litigation expenses, and cost inflation. Foreign currency impact increased operating expenses by 4%. Operating expenses as a percentage of net revenue improved 120 basis points to 20.0% in 2018.

Operating expenses included business acquisition, development, and integration costs ($0.1 in 2018 and $0.6 in 2017), and restructuring and restructuring related costs ($0.5 in 2018 and $2.2 in 2017). Excluding these items, adjusted operating expenses increased $28.5 (13%), which included unfavorable foreign currency impact (4%). Adjusted operating expenses as a percentage of net revenue improved 90 basis points to 20.0% in 2018.

Amortization expense increased $1.2 (4%) primarily due to unfavorable foreign currency impact.

Impairment charge increased $63.4 due to the goodwill and trade name impairments recorded in the second quarter of 2018. For more information, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

OPERATIONS REVIEW — BATESVILLE

	Year Ended September 30,
	2019		2018		2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net revenue	$532.9	100.0	$550.6	100.0	$562.0	100.0
Gross profit	177.5	33.3	194.4	35.3	209.2	37.2
Operating expenses	77.7	14.6	84.9	15.4	84.3	15.0

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018

Net revenue decreased $17.7 (3%), primarily due to a decrease in volume (4%), driven primarily by a decrease in burial sales resulting from what we estimate to be a decrease in North American burials driven by fewer estimated deaths and an increased rate at which families opted for cremation.

Gross profit decreased $16.9 (9%), and gross profit margin decreased 200 basis points to 33.3%. The decrease in gross profit and gross profit margin was primarily due to inflation in commodities and wages, and a decrease in volume, partially offset by productivity initiatives.

Batesville’s gross profit included restructuring and restructuring related charges ($0.5 in 2019 and $0.5 in 2018). Excluding restructuring and restructuring related charges, adjusted gross profit decreased $16.9 (9%) and adjusted gross profit margin decreased 200 basis points to 33.4% in 2019.

Operating expenses decreased $7.2 (8%) to $77.7 in 2019, and operating expenses as a percentage of net revenue improved 80 basis points to 14.6%, primarily due to productivity initiatives and a decrease in variable compensation, partially offset by an increase in restructuring and restructuring related charges and cost inflation.

Operating expenses included $4.3 and $0.5 of restructuring and restructuring related charges in 2019 and 2018. Excluding these charges, adjusted operating expenses decreased $11.0 (13%), and adjusted operating expenses as a percentage of net revenue improved 150 basis points to 13.8% in 2019.

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

Net revenue decreased $11.4 (2%), primarily due to a decrease in volume (2%). The decrease in volume was primarily driven by the estimated increased rate at which families opted for cremation.

Gross profit decreased $14.8 (7%), and gross profit margin decreased 190 basis points to 35.3%. The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, wages and benefits, and the decline in volume, along with supply chain inefficiencies. These items were partially offset by productivity gains, including benefits resulting from the previously disclosed manufacturing footprint reduction in 2017.

Batesville’s gross profit included restructuring and restructuring related charges ($0.5 in 2018 and $6.8 in 2017). Excluding these charges, adjusted gross profit decreased $21.1 (10%) and adjusted gross profit margin decreased 300 basis points to 35.4% in 2018.

Operating expenses increased $0.6 (1%) to $84.9 in 2018, and operating expenses as a percentage of net revenue increased 40 basis points to 15.4%, primarily due to wage and benefit inflation and an increase in restructuring and restructuring related charges, partially offset by current year productivity improvements.

Operating expenses included $0.5 of restructuring and restructuring related charges in 2018. Excluding these charges, adjusted operating expenses increased $0.1 (0.1%), and adjusted operating expenses as a percentage of net revenue increased 30 basis points to 15.3% in 2018.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2019		2018		2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Core operating expenses	$44.1	2.4	$46.0	2.6	$38.4	2.4
Business acquisition, development, and integration costs	16.0	0.9	3.4	0.2	0.5	—
Restructuring and restructuring related charges	0.2	—	0.7	—	2.7	0.2
Operating expenses	$60.3	3.3	$50.1	2.8	$41.6	2.6

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

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018

Operating expenses increased $10.2 (20%) in 2019, primarily due to increases in business acquisition, development, and integration costs, largely in relation to the proposed acquisition of Milacron, and variable compensation, partially offset by lower strategic project investments and restructuring and restructuring related charges. These expenses as a percentage of net revenue were 3.3%, an increase of 50 basis points from the prior year.

Core operating expenses decreased $1.9 (4%) in 2019, primarily due to lower strategic project investments, partially offset by an increase in variable compensation. These expenses as a percentage of net revenue were 2.4%, an improvement of 20 basis points from the prior year.

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

Operating expenses increased $8.5 (20%) in 2018, primarily due to an increase in strategic project investments, business acquisition, development, and integration costs, and variable compensation, partially offset by a decrease in restructuring and restructuring related charges. These expenses as a percentage of net revenue were 2.8%, an increase of 20 basis points from 2017.

Core operating expenses increased $7.6 (20%) in 2018, primarily due to an increase in strategic project investments and variable compensation. These expenses as a percentage of net revenue were 2.6%, an increase of 20 basis points from 2017.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA.

	Year Ended September 30,
	2019	2018	2017
Consolidated Net Income	$126.2	$81.2	$128.4
Interest income	(1.1)	(1.4)	(0.9)
Interest expense	27.4	23.3	25.2
Income tax expense	50.5	65.3	59.9
Depreciation and amortization	58.5	56.5	56.6
EBITDA	261.5	224.9	269.2
Business acquisition, development, and integration costs	16.6	3.5	1.1
Restructuring and restructuring related charges	10.6	2.5	10.7
Loss on settlement of interest rate swaps	6.4	—	—
Inventory step-up	0.2	—	—
Impairment charges	—	63.4	—
Adjusted EBITDA	$295.3	$294.3	$281.0

Consolidated net income for 2019 compared to 2018 increased $45.0 (55%). The increase was primarily driven by the impairment charges recorded in the Process Equipment Group segment in 2018, pricing and productivity improvements, higher volume in the Process Equipment Group, and a decrease in the effective tax rate as a result of the full implementation of the Tax Act. This increase in consolidated net income was partially offset by cost inflation, unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics, a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), an increase in business acquisition, development, and integration costs, a decrease in volume at Batesville, and an increase in restructuring and restructuring related charges. Foreign currency impact decreased consolidated net income by 5%.

Consolidated adjusted EBITDA for 2019 compared to 2018 increased $1.0 (0.3%). The increase was primarily driven by pricing and productivity improvements and higher volume in the Process Equipment Group. This increase in adjusted EBITDA was partially offset by cost inflation, unfavorable product mix resulting from an increased proportion of lower margin, large systems sales in plastics, a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and a decrease in volume at Batesville. Foreign currency impact decreased adjusted EBITDA by 2%.

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

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months and how we intend to use it.  We describe actual results in generating and utilizing cash by comparing 2019 to 2018.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included the Revolver, term loans, and long-term notes as part of the overall financing strategy. We regularly review the optimal mix of fixed-rate and variable-rate debt.

In connection with the proposed acquisition of Milacron, Hillenbrand estimates that approximately $1.7 billion will be required to pay the aggregate cash portion of the merger consideration, to pay off Milacron’s existing debt, and to pay fees and expenses relating to the transaction. In anticipation of completing the acquisition, the Company has successfully taken the following steps to obtain the cash necessary to fund the acquisition:

•	Cash on hand of $399.0, of which $374.4 (net of discount) was raised in connection with issuing publicly traded notes in September 2019 (discussed further below);

•	$892.9 of borrowing capacity available under the Revolver as of September 30, 2019, all of which was immediately available based on our most restrictive covenant at September 30, 2019; and

•	Two term loan commitments totaling $725.0 (to be drawn in connection with the closing of the Milacron acquisition and as discussed further below).

The available borrowing capacity reflects a reduction of $7.1 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of September 30, 2019, we had guarantee arrangements totaling $305.7, under which $252.2 was utilized for this purpose. These arrangements include the €150.0 Syndicated Letter of Guarantee Facility Agreement entered into on March 8, 2018 (the “L/G Facility Agreement”) by and among the Company and certain of its affiliates, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent. Under the L/G Facility Agreement, unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. We have reevaluated our permanent reinvestment assertion in connection with the Tax Act. We continue to assert that the basis differences in our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. Pursuant to the Tax Act, we recognized a provisional accrued Transition Tax of $29.2 on the unrepatriated earnings of our foreign subsidiaries to be partially offset by current year foreign tax credits and foreign tax credit carryforwards of approximately $4.6 during the quarter ended December 31, 2017. This provisional amount was adjusted during the year ended September 30, 2019, to a tax liability of $24.9. The cash at our international subsidiaries totaled $104.6 at September 30, 2019. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

We believe the 12-month outlook for our business remains positive. Although cash flow from operations in the Process Equipment Group naturally experiences substantial fluctuations driven by changes in working capital requirements (due to the type of product and geography of customer projects in process at any point in time), we believe we have sufficient flexibility to meet our financial commitments, including working capital needs, capital expenditures, and financing obligations.

As discussed in Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, on July 12, 2019, Hillenbrand entered into a definitive agreement to acquire Milacron in a cash and stock merger transaction valued at approximately $2 billion, including debt, net of cash on hand. In order to fund this proposed acquisition, we issued $375.0 of 4.50% senior unsecured notes (“2019 Notes”) in September 2019.  Additionally, we entered into the Third Amended and Restated Credit Agreement dated August 28, 2019 and subsequently amended on October 8, 2019 (the “Credit Agreement”). The Credit Agreement provides for two new term loans (undrawn at September 30, 2019) in aggregate principal amounts of up to $500.0 and $225.0 (the “Term Loan Facilities”). The proceeds from the Term Loan Facilities will be used solely to pay a portion of the consideration payable in connection with proposed acquisition of Milacron, fees and expenses related to the proposed acquisition, and to repay certain indebtedness of Milacron and its subsidiaries on closing of the proposed acquisition. For further discussion of these financing agreements, see Note 5 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Upon maturity in July 2020, the Company expects to refinance the $150.0 senior unsecured notes issued in July 2010 (the “2010 Notes”) on a long-term basis.  The Company has the intent and believes it has the ability to refinance the 2010 Notes due to expected available borrowing capacity under the Revolver, although the financing source ultimately used to refinance the 2010

Notes may be different.  As such, these obligations continue to be classified as Long-term debt within the Consolidated Balance Sheets.

The Tax Act requires the Company to pay the Transition Tax in an estimated net amount of $24.9. We elected to pay the Transition Tax over the allowable eight year period. We made the initial installment payment of $2.0 during the quarter ended December 31, 2018, resulting in a Transition Tax liability of $22.9 million at September 30, 2019. We expect to make the second installment payment of $2.0 during the quarter ended December 31, 2019, with the remainder to be paid over the next six years. In addition, we expect the lower corporate tax rate of 21% under the Tax Act to benefit our cash flow in current and future periods.

On December 7, 2018, we announced that our Board of Directors authorized a new share repurchase program of up to $200.0 in replacement of the Company’s prior share repurchase program, which eliminated the balance of approximately $39.6 remaining under that prior authorization. The Company does not expect to repurchase shares in the near term as a result of the priority expected to be given to paying down debt following the completion of the pending Milacron transaction. See Part II, Item 5 within this Form 10-K for more information on share repurchases.

Our anticipated contribution to our pension plans in 2020 is $9.3. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends in the future comparable to those we paid in 2019, which will require approximately $13.2 each quarter based on our outstanding common stock at September 30, 2019. We increased our quarterly dividend in 2019 to $0.2100 per common share from $0.2075 per common share paid in 2018.

We believe existing cash, cash flows from operations, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is sufficient and will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows

	Year Ended September 30,
(in millions)	2019	2018	2017
Cash flows provided by (used in)
Operating activities	$178.9	$248.3	$246.2
Investing activities	(51.2)	(23.4)	(13.5)
Financing activities	217.5	(232.5)	(215.1)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(2.7)	(3.6)
Net cash flows	$342.9	$(10.3)	$14.0

Operating Activities

Operating activities provided $178.9 of cash during 2019, and provided $248.3 of cash during 2018, a $69.4 (28%) decrease.  The decrease in operating cash flow was primarily due to the settlement of interest rate swap contracts for a cash payment of $20.2 in 2019, an increase of $14.4 in cash paid for taxes, and an increase in payments for business acquisition, development, and integration costs, largely in relation to the proposed acquisition of Milacron.

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

Investing Activities

The $27.8 increase in cash used in investing activities during 2019 was primarily due to the acquisition of BM&M for $25.9 in November 2018, compared to no acquisitions in fiscal 2018. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information.

Cash used in investing activities in 2018 compared to 2017 increased $9.9 primarily due to an increase in capital expenditures, a decrease in return on investment capital from affiliates, and a decrease in proceeds from sales of property, plant, and equipment.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed to fund an acquisition.  Daily borrowing and repayment activity under the Revolver may fluctuate significantly between periods as we fulfill the capital needs of our business units. Cash provided by financing activities during 2019 was $217.5, while cash used in financing activities during 2018 was $232.5. The $450.0 increase in net cash flows from financing activities was primarily due to the $375.0 of senior unsecured notes issued in September 2019, $148.5 of repayments on a term loan in 2018 that did not repeat, and $61.0 million of share repurchases in 2018 that did not repeat, partially offset by a $124.2 decrease in net proceeds from the Revolver.

Cash used in financing activities in 2018 was $232.5, including $120.2 of debt repayments, net of proceeds. Cash used in financing activities in 2017 was $215.1. The increase in cash used in financing activities was primarily due to an increase in payments on the Revolver and an increase in repurchases of common stock in 2018. This increase was partially offset by borrowings used to fund the $80.0 contribution to the Company’s U.S. defined benefit pension plan in 2017 that did not repeat in 2018 and a decrease in net proceeds on stock plans.

We returned $52.6 to shareholders in 2019 in the form of quarterly dividends.  We increased our quarterly dividend in 2019 to $0.2100 per common share from $0.2075 paid during 2018 and $0.2050 paid in 2017.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements outside of those disclosed previously in the Ability to Access Cash section or the Contractual Obligations and Contingent Liabilities and Commitments section below.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations as of September 30, 2019.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the Consolidated Financial Statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years		4-5 Years	After 5 Years
2010 Notes due 2020	$150.0	$150.0	$—		$—	$—
2019 Notes due 2026	375.0	—	—	—	—	375.0
Series A Notes due 2024	100.0	—	—		—	100.0
Interest on financing agreements (1)	148.3	28.0	42.9		42.9	34.5
Operating lease obligations (noncancelable)	123.4	25.5	44.1		25.8	28.0
Purchase obligations (2)	360.7	339.9	20.8		—	—
Defined benefit plan funding (3)	140.0	9.9	19.4		19.5	91.2
Other long-term liabilities (4)	41.6	12.0	7.6		6.9	15.1
Total contractual obligations (5)	$1,439.0	$565.3	$134.8		$95.1	$643.8

(1)
Cash obligations for interest requirements relate to our fixed-rate debt obligations at its contractual rate at September 30, 2019. We had no outstanding variable-rate debt obligations at September 30, 2019.

(2)
Agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(3)	Includes projected contributions to achieve minimum funding objectives for our pension and postretirement healthcare plans.

(4)
Includes estimated payments for the Transition Tax liability, the estimated liquidation of liabilities related to both our short-term and long-term casket pricing obligation, self-insurance reserves, and severance payments.

(5)
We have excluded from the table our $9.7 liability related to uncertain tax positions as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.

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

We are exposed to various market risks.  We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.  Our primary exposures are typically to:  fluctuations in market prices for purchases of certain commodities; volatility in interest rates associated with the Revolver; volatility in the fair value of the assets held by our pension plans; and variability in exchange rates in foreign locations.

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

At September 30, 2019, we had no borrowings outstanding under the Revolver. When we have borrowings under the Revolver, we are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest that is based upon, at the Company’s option, the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assume our weighted-average borrowings under the Revolver for fiscal year 2019 remain unchanged for the next fiscal year, a one percentage point change in the related interest rates would decrease or increase our annual interest expense by approximately $1.2 million.

Our pension plans’ assets are also subject to volatility that can be caused by fluctuations in general economic conditions.  Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies.  Those policies subject investments to the following restrictions in our domestic plan: short-term securities must be rated A1/P1, liability-hedging fixed income securities must have an average quality credit rating of investment grade, and investments in equities in any one company may not exceed 10% of the equity portfolio.  Favorable or unfavorable investment performance over the long term will impact our pension expense if it deviates from our assumption related to future rate of return.

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  As of September 30, 2019, and 2018, a 10% change in the foreign exchange rates affecting unhedged balance sheet exposures would have impacted pre-tax earnings by less than 1%.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within Accumulated other comprehensive loss on our Consolidated Balance Sheets.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation or depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of approximately $51 and $53 as of September 30, 2019 and 2018.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2019.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hillenbrand, Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill impairment in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimated Costs to Complete Long-term Manufacturing Contracts

As discussed in Note 3 to the consolidated financial statements, $593.1 million of the Company’s total revenues for the year ended September 30, 2019 relates to revenue recognized over time, from long-term manufacturing contracts, and is based on the cost-to-cost input method. Under this method, the Company recognizes revenue over time based on costs incurred to date relative to total estimated cost at completion. The determination of total estimated cost at completion, including estimated costs to complete, requires judgment because contract costs are incurred over longer periods of time. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors. Significant factors that impact these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs to complete long-term manufacturing contracts is a critical audit matter are there was significant judgment by management when determining the total estimated cost at completion, including estimated costs to complete. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate the reasonableness of the estimated costs to complete.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition over time process, including controls over the determination of estimated costs to complete. These procedures also included, among others, testing management’s process for determining estimated costs to complete, which included evaluating the reasonableness of assumptions used by management related to estimated costs to complete. Evaluating the reasonableness of the assumptions involved assessing management’s ability to reasonably estimate costs to complete by performing a comparison of the estimated and actual costs incurred related to completed contracts. Additionally, procedures were performed to evaluate the timely identification of circumstances which may warrant a modification to a previous cost estimate, including changes in the Company’s internal and subcontractor performance trends, and to evaluate the consistent application of accounting policies.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
November 13, 2019

We have served as the Company’s auditor since 2007.

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended September 30,
	2019	2018	2017
Net revenue	$1,807.3	$1,770.1	$1,590.2
Cost of goods sold	1,184.3	1,128.0	999.4
Gross profit	623.0	642.1	590.8
Operating expenses	379.7	378.9	343.5
Amortization expense	32.5	30.2	29.2
Impairment charge	—	63.4	—
Interest expense	27.4	23.3	25.2
Other (expense) income, net	(6.7)	0.2	(4.6)
Income before income taxes	176.7	146.5	188.3
Income tax expense	50.5	65.3	59.9
Consolidated net income	126.2	81.2	128.4
Less: Net income attributable to noncontrolling interests	4.8	4.6	2.2
Net income(1)	$121.4	$76.6	$126.2

Net income(1) — per share of common stock
Basic earnings per share	$1.93	$1.21	$1.99
Diluted earnings per share	$1.92	$1.20	$1.97
Weighted-average shares outstanding — basic	62.9	63.1	63.6
Weighted-average shares outstanding — diluted	63.3	63.8	64.0

(1) Net income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2019	2018	2017
Consolidated net income	$126.2	$81.2	$128.4
Other comprehensive (loss) income, net of tax
Currency translation	(20.6)	(7.9)	24.9
Pension and postretirement (net of tax of $7.7, $1.3, and $10.9)	(21.3)	4.3	22.2
Net unrealized (loss) gain on derivative instruments (net of tax of $0.2, $0.0, and $1.0)	(14.5)	(0.1)	1.7
Total other comprehensive (loss) income, net of tax	(56.4)	(3.7)	48.8
Consolidated comprehensive income	69.8	77.5	177.2
Less: Comprehensive income attributable to noncontrolling interests	4.8	3.9	2.4
Comprehensive income(2)	$65.0	$73.6	$174.8

(2) Comprehensive income attributable to Hillenbrand

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$399.0	$56.0
Trade receivables, net	217.4	218.5
Receivables from long-term manufacturing contracts	181.1	120.3
Inventories	176.6	172.5
Prepaid expenses	26.7	25.2
Other current assets	22.4	18.1
Total current assets	1,023.2	610.6
Property, plant, and equipment, net	140.3	142.0
Intangible assets, net	454.9	487.3
Goodwill	578.0	581.9
Other assets	32.2	42.8
Total Assets	$2,228.6	$1,864.6

LIABILITIES
Current Liabilities
Trade accounts payable	$236.2	$196.8
Liabilities from long-term manufacturing contracts and advances	158.2	125.9
Accrued compensation	73.2	71.9
Other current liabilities	121.7	137.1
Total current liabilities	589.3	531.7
Long-term debt	619.5	344.6
Accrued pension and postretirement healthcare	131.3	120.5
Deferred income taxes	73.6	76.4
Other long-term liabilities	45.1	47.3
Total Liabilities	1,458.8	1,120.5

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common stock, no par value (63.9 and 63.9 shares issued, 62.7 and 62.3 shares outstanding)	—	—
Additional paid-in capital	345.3	351.4
Retained earnings	599.5	531.0
Treasury stock (1.2 and 1.6 shares)	(50.1)	(67.1)
Accumulated other comprehensive loss	(140.6)	(84.2)
Hillenbrand Shareholders’ Equity	754.1	731.1
Noncontrolling interests	15.7	13.0
Total Shareholders’ Equity	769.8	744.1

Total Liabilities and Equity	$2,228.6	$1,864.6

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2019	2018	2017
Operating Activities
Consolidated net income	$126.2	$81.2	$128.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58.5	56.5	56.6
Impairment charges	—	63.4	—
Deferred income taxes	6.7	3.7	37.1
Net loss (gain) on disposal or impairment of property	—	0.7	(4.6)
Equity in net loss (income) from affiliates	—	—	0.4
Share-based compensation	12.0	12.1	10.5
Trade accounts receivable and receivables on long-term manufacturing contracts	(66.2)	(13.0)	10.7
Inventories	(8.6)	(24.0)	5.4
Prepaid expenses and other current assets	(7.6)	(0.1)	(6.2)
Trade accounts payable	46.4	41.6	17.2
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	36.0	5.8	64.6
Income taxes payable	(9.6)	23.0	4.8
Defined benefit plan funding	(10.3)	(10.9)	(90.6)
Defined benefit plan expense	3.5	3.6	6.4
Settlement of interest rate swaps, net	(13.8)	—	—
Amortization of deferred financing costs	6.8	0.9	0.3
Other, net	(1.1)	3.8	5.2
Net cash provided by operating activities	178.9	248.3	246.2

Investing Activities
Capital expenditures	(25.5)	(27.0)	(22.0)
Proceeds from sales of property, plant, and equipment	0.2	3.7	5.7
Acquisitions of businesses, net of cash acquired	(25.9)	—	—
Return of investment capital from affiliates	—	—	3.2
Other, net	—	(0.1)	(0.4)
Net cash used in investing activities	(51.2)	(23.4)	(13.5)

Financing Activities
Proceeds from long-term debt, net of discount	374.4	—	—
Repayments of long-term debt	—	(148.5)	(13.5)
Proceeds from revolving credit facility	897.3	1,096.8	819.3
Repayments on revolving credit facility	(990.4)	(1,065.7)	(953.0)
Payment of deferred financing costs	(7.5)	(2.8)	—
Payment of dividends on common stock	(52.6)	(52.1)	(51.9)
Repurchases of common stock	—	(61.0)	(28.0)
Proceeds from stock option exercises and other	2.6	11.2	16.3
Payments for employee taxes on net settlement equity awards	(4.2)	(4.1)	(2.6)
Other, net	(2.1)	(6.3)	(1.7)
Net cash provided by (used in) financing activities	217.5	(232.5)	(215.1)

Effect of exchange rate changes on cash and cash equivalents	(2.3)	(2.7)	(3.6)

Net cash flows	342.9	(10.3)	14.0

Cash, cash equivalents, and restricted cash:
At beginning of period	56.5	66.8	52.8
At end of period	$399.4	$56.5	$66.8

Cash paid for interest	$19.9	$20.7	$20.3
Cash paid for income taxes	$53.3	$38.9	$18.2

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$399.0	$56.0
Short-term restricted cash included in other current assets	0.4	0.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$399.4	$56.5
See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2016	63.7	$348.7	$433.3	0.7	$(19.9)	$(129.8)	$13.9	$646.2
Total other comprehensive income, net of tax	—	—	—	—	—	48.6	0.2	48.8
Net income	—	—	126.2	—	—	—	2.2	128.4
Issuance/retirement of stock for stock awards/options	0.1	(9.8)	—	(0.7)	23.5	—	—	13.7
Share-based compensation	—	10.5	—	—	—	—	—	10.5
Purchases of common stock	—	—	—	0.7	(28.0)	—	—	(28.0)
Dividends ($0.8200 per share)	—	0.5	(52.4)	—	—	—	(1.8)	(53.7)
Balance at September 30, 2017	63.8	349.9	507.1	0.7	(24.4)	(81.2)	14.5	765.9
Total other comprehensive loss, net of tax	—	—	—	—	—	(3.0)	(0.7)	(3.7)
Net income	—	—	76.6	—	—	—	4.6	81.2
Issuance/retirement of stock for stock awards/options	0.1	(11.2)	—	(0.5)	18.3	—	—	7.1
Share-based compensation	—	12.1	—	—	—	—	—	12.1
Purchases of common stock	—	—	—	1.4	(61.0)	—	—	(61.0)
Dividends ($0.8300 per share)	—	0.6	(52.7)	—	—	—	(5.4)	(57.5)
Balance at September 30, 2018	63.9	351.4	531.0	1.6	(67.1)	(84.2)	13.0	744.1
Total other comprehensive loss, net of tax	—	—	—	—	—	(56.4)	—	(56.4)
Net income	—	—	121.4	—	—	—	4.8	126.2
Issuance/retirement of stock for stock awards/options	—	(18.6)	—	(0.4)	17.0	—	—	(1.6)
Share-based compensation	—	12.0	—	—	—	—	—	12.0
Dividends ($0.8400 per share)	—	0.5	(53.1)	—	—	—	(2.1)	(54.7)
Other	—	—	0.2	—	—	—	—	0.2
Balance at September 30, 2019	63.9	$345.3	$599.5	1.2	$(50.1)	$(140.6)	$15.7	$769.8

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

2.             Summary of Significant Accounting Policies

Basis of presentation — The accompanying Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries.  They also include two subsidiaries where the Company’s ownership percentage is less than 100%.  The portion of the business that is not owned by the Company is presented as noncontrolling interests within equity in the balance sheets.  Income attributable to the noncontrolling interests is separately reported within the Consolidated Statements of Income.  All significant intercompany accounts and transactions have been eliminated.

Use of estimates — We prepared the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign currency translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive loss in shareholders’ equity.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss in Other (expense) income, net within the Consolidated Statements of Income when the transaction is settled.

Cash and cash equivalents include short-term investments with original maturities of three months or less.  The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing accounts receivable portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We generally hold trade accounts receivable until they are collected.  At September 30, 2019 and 2018, we had reserves against trade receivables of $22.8 and $22.2.

Inventories are valued at the lower of cost or market.  Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 28% and 30% of inventories at September 30, 2019 and 2018.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods.  If the FIFO method of inventory accounting, which approximates current cost, had been used for inventory accounted for using the LIFO method, that inventory would have been approximately $17.3 and $15.7 higher than reported at September 30, 2019 and 2018.

	September 30,
	2019	2018
Raw materials and components	$72.3	$68.3
Work in process	44.0	44.7
Finished goods	60.3	59.5
Total inventories	$176.6	$172.5

Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method based on estimated useful lives of three to 50 years for buildings and improvements and three to 25 years for machinery and equipment. Major improvements that extend the useful lives of such assets are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected in the Company’s income from operations. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. Total depreciation expense for 2019, 2018, and 2017 was $23.2, $23.4, and $25.4.

	September 30, 2019		September 30, 2018
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$15.0	$(3.4)	$15.0	$(3.3)
Buildings and building equipment	103.5	(64.2)	102.3	(60.7)
Machinery and equipment	330.8	(241.4)	328.5	(239.8)
Total	$449.3	$(309.0)	$445.8	$(303.8)

Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which we expect to receive future economic benefits from these assets.  We assess the carrying value of trade names annually, or more often if events or changes in circumstances indicate there may be impairment. Estimated amortization expense related to intangible assets for the next five years is: $30.6 in 2020, $29.5 in 2021, $28.5 in 2022, $28.1 in 2023, and $27.9 in 2024.

	September 30, 2019		September 30, 2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	464.2	(169.2)	464.5	(148.4)
Technology, including patents	76.8	(49.4)	79.6	(45.1)
Software	58.7	(51.7)	58.0	(48.9)
Other	0.2	(0.2)	0.2	(0.2)
	600.1	(270.7)	602.5	(242.8)
Indefinite-lived assets:
Trade names	125.5	—	127.6	—

Total	$725.6	$(270.7)	$730.1	$(242.8)

The net change in intangible assets during the year ended September 30, 2019 was driven by normal amortization and foreign currency translation, partially offset by the acquisition of BM&M in November 2018, which included intangible assets of approximately $14. See Note 4 for further detail on the acquisition of BM&M.

As a result of the required annual impairment assessment performed in the third quarter of 2019, the fair value of trade names was determined to meet or exceed the carrying value for all trade names, resulting in no impairment to trade names during the year ended September 30, 2019.

An impairment charge of $4.6 pre-tax ($3.5 after tax) was recorded during the year ended September 30, 2018 for trade names most directly impacted by domestic coal mining and coal power. See discussion of Goodwill below for further information on the impairment charge.

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We assess the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

	Process Equipment Group	Batesville	Total
Balance September 30, 2017	$639.2	$8.3	$647.5
Impairment charge	(58.8)	—	(58.8)
Foreign currency adjustments	(6.8)	—	(6.8)
Balance September 30, 2018	573.6	8.3	581.9
Acquisitions, including purchase price adjustments	12.4	—	12.4
Foreign currency adjustments	(16.3)	—	(16.3)
Balance September 30, 2019	$569.7	$8.3	$578.0

As a result of the required annual impairment assessment performed in the third quarter of 2019, the Company tested the recoverability of its goodwill, and in all reporting units, the fair value of goodwill was determined to exceed the carrying value, resulting in no impairment of goodwill.

In connection with the preparation of the quarterly financial statements for the second quarter of 2018, an interim impairment assessment was performed at the reporting unit most directly impacted by domestic coal mining and coal power. During the quarter ended March 31, 2018, published industry reports reduced their forecasts for domestic coal production and consumption. The reporting unit also experienced a larger than expected decline in orders for equipment and parts used in the domestic coal mining and coal power industries. In conjunction with these events and as part of the long-term strategic forecasting process, the Company made the decision to redirect strategic investments for growth, significantly reducing the reporting unit’s terminal growth rate. As a result of this change in expected future cash flows, along with comparable fair value information, management concluded that the reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $58.8 during the year ended September 30, 2018.

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

Self-insurance — We are self-funded up to certain limits for product and general liability, workers compensation, and auto liability insurance programs, as well as certain employee health benefits including medical, drug, and dental.  Claims covered by insurance have in most instances deductibles and self-funded retentions up to $0.5 per occurrence, depending upon the type of coverage and policy period.  Our policy is to estimate reserves for product and general liability, workers compensation, and auto liability based upon a number of factors, including known claims, estimated incurred but not reported claims, and outside actuarial analysis.  The outside actuarial analysis is based on historical information along with certain assumptions about future events.  These reserves are classified as Other current liabilities and Other long-term liabilities within the Consolidated Balance Sheets.

Treasury stock consists of our common shares that have been issued but subsequently reacquired.  We account for treasury stock purchases under the cost method.  When these shares are reissued, we use an average-cost method to determine cost.  Proceeds in excess of cost are credited to additional paid-in capital.

In December 2018, the Board of Directors authorized a new share repurchase program of up to $200.0 in replacement of the Company’s prior share repurchase program, which eliminated the balance of approximately $39.6 remaining under that prior authorization. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  Share repurchases under the program are classified as treasury stock. We made no repurchases of our common stock during 2019. We repurchased approximately 1,385,600 shares of our common stock during 2018, at a total cost of $61.0. In 2019 and 2018, approximately 400,000 shares and 500,000 shares were issued from treasury stock under our stock compensation programs.  At September 30, 2019, we had $200.0 remaining for share repurchases under the existing Board authorization.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued at September 30, 2019 and 2018.

Accumulated other comprehensive loss includes all changes in Hillenbrand shareholders’ equity during the period except those that resulted from investments by or distributions to our shareholders.

	September 30,
	2019	2018
Currency translation	$(64.7)	$(44.1)
Pension and postretirement (net of taxes of $30.0 and $22.3)	(62.3)	(41.0)
Unrealized (loss) gain on derivative instruments (net of taxes of $0.7 and $0.3)	(13.6)	0.9
Accumulated other comprehensive loss	$(140.6)	$(84.2)

Revenue recognition — Effective October 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 under the modified retrospective transition approach. See Note 3 for our policy for recognizing revenue under ASC 606 as well as the various other disclosures required by ASC 606.

For the years ended September 30, 2018 and 2017, revenue continues to be presented based on prior guidance. Under such guidance, net revenue included gross revenue less sales discounts, customer rebates, sales incentives, and product returns, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers.  We estimated these allowances based upon historical rates and projections of customer purchases toward contractual rebate thresholds.

A portion of Hillenbrand’s revenue was derived from long-term manufacturing contracts.  The majority of this revenue was recognized based on the percentage-of-completion method. Under this method, revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.  Approximately 25% of Hillenbrand’s revenue was attributable to these long-term manufacturing contracts for both 2018 and 2017.

Accounting for these contracts involves management judgment in estimating total contract revenue and cost.  Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses.  Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires management judgment.  Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections.  Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.  Revenue and cost estimates are regularly monitored and revised based on changes in circumstances.  Anticipated losses on long-term contracts are recognized immediately when such losses become evident.  We maintain financial controls over the customer qualification, contract pricing, and estimation processes to seek to reduce the risk of contract losses.

Revenue for components, most replacement parts, and service is recognized when title and risk of loss passes to the customer.

Cost of goods sold consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, and overhead costs.  It also includes costs associated with the distribution and delivery of products.

Research and development costs are expensed as incurred as a component of operating expenses and were $10.6, $11.7, and $11.9 for 2019, 2018, and 2017.

Warranty costs — We provide for the estimated warranty cost of a product at the time revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections.  Our warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold.  The Process Equipment Group generally offers a one- to two-year warranty on a majority of its products.  It engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $17.1 and $16.9 for 2019 and 2018.  Warranty costs were $3.4, $3.3, and $4.1 for 2019, 2018, and 2017.

Income taxes — On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, some of which went into effect during our fiscal year ended September 30, 2018 including, but not limited to (a) a reduction of the U.S. federal corporate tax rate from 35% to 21%, (b) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”), and (c) immediate expensing of certain capital expenditures. Since the effective date of the reduced tax rate was January 1, 2018, our fiscal year ended September 30, 2018 had a prorated U.S. federal corporate tax rate of 24.5%. In addition to the 21% tax rate, other key provisions of the Tax Act, such as the repeal of the Domestic Production Activities Deduction, imposition of tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (FDII), and the Base Erosion and Anti-Abuse Tax (BEAT) went into effect in our fiscal year ended September 30, 2019. A company can elect to either recognize deferred taxes or provide tax expense in the year GILTI is incurred. The Company has elected to account for GILTI in the year the tax is incurred.

We establish deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined in part based on the differences between the accounting treatment of tax assets and liabilities under GAAP and the tax basis of assets and liabilities using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in statutory tax rates on deferred tax assets and liabilities is recognized in net income in the period that includes the enactment date. We continue to assert that most of the cash at our foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been recorded in our Consolidated Financial Statements, as we do not intend, nor do we foresee a need, to repatriate these funds. We continue to actively evaluate our global capital deployment and cash needs.

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

Derivative financial instruments — The Company has hedging programs in place to manage its currency exposures.  The objectives of our hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, we use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms up to 24 months. Additionally, the Company periodically enters into interest rate swaps to manage or hedge the risks associated with our indebtedness and interest payments. Our objectives in using these swaps are to add stability to interest expense and to manage our exposure to interest rate movements.

We measure all derivative instruments at fair value and report them on our balance sheets as assets or liabilities.  Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting has been satisfied.  If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset or liability are recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified to earnings in the same period that the hedged transaction affects earnings. The portion of the gain or loss that does not qualify for hedge accounting is immediately recognized in earnings.

The aggregate notional amount of all derivative instruments was $128.9 and $152.6 at September 30, 2019 and 2018. The carrying value of all of our derivative instruments at fair value resulted in assets of $2.5 and $1.9 (included in other current assets and other assets) and liabilities of $2.6 and $2.2 (included in other current liabilities) at September 30, 2019 and 2018.  See Note 13 for additional information on the fair value of our derivative instruments.

Foreign currency derivatives

Contracts designated as cash flow hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in Accumulated other comprehensive loss.  Foreign exchange contracts intended to manage foreign currency exposures within our balance sheet have an offsetting amount recorded in “Other (expense) income, net”.  The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statement of Cash Flows as the items being hedged.

Interest rate swap contracts

During the first quarter of 2019, the Company entered into interest rate swap contracts to hedge the interest rate associated with the forecasted issuance of $150.0 ten-year, fixed-rate debt. In September 2019, we issued $375.0 of senior unsecured notes (the “2019 Notes” as defined in Note 5) with a term of seven years. As a result of this issuance, Hillenbrand terminated and settled the interest rate swap contracts for a cash payment of $20.2.

Upon the issuance of the 2019 Notes, Hillenbrand determined that it was probable that the originally forecasted issuance of ten-year, fixed-rate debt would not occur. As a result, the Company accelerated the release of accumulated other comprehensive loss related to the missed forecasted transaction, resulting in a loss on settlement of $6.4. The loss on settlement was recorded within Other (expense) income, net, on the Consolidated Statements of Income. The remaining $13.8 is classified within Accumulated other comprehensive loss and will be amortized into Interest expense over the seven-year term of the 2019 Notes. The Company expects to reclassify amounts of $2.0 out of Accumulated other comprehensive loss into Interest expense over the next twelve months related to these interest rate swap contracts.

During the year ended September 30, 2018, we entered into interest rate swap contracts on $50.0 of outstanding borrowings under the Revolver (as defined in Note 5) in order to manage exposure to our variable interest payments. We terminated these interest rate swaps in the fourth quarter of 2018. As a result, a gain on settlement of $2.3 was released from Accumulated other comprehensive loss to Other (expense) income, net.

Business acquisitions and related business acquisition, development, and integration costs — Assets and liabilities associated with business acquisitions are recorded at fair value, using the acquisition method of accounting.  We allocate the purchase price of acquisitions based upon the fair value of each component, which may be derived from observable or unobservable inputs and assumptions.  We may utilize third-party valuation specialists to assist us in this allocation.  Initial purchase price allocations are preliminary and subject to revision within the measurement period, generally not to exceed one year from the date of acquisition.

Business acquisition, development, and integration costs are expensed as incurred and are reported as a component of Cost of goods sold, Operating expenses, and Other (expense) income, net, depending on the nature of the cost.  We define these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with investigating opportunities (including acquisition and disposition).  Business acquisition, development, and integration costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of our business development department.

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

Recently adopted accounting standards — In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the Consolidated Financial Statements. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 was early adopted for our fiscal year beginning on October 1, 2018 on a prospective basis. The adoption of this standard did not have a significant impact on our Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 states that an employer must report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and present the other components of net benefit cost (as defined in paragraphs 715-30-35-4 and 715-60-35-9) in the income statement separately from the service cost component and outside a subtotal of income from operations (if one is presented). In addition, ASU 2017-07 limits the capitalization of compensation costs to the service cost component only (if capitalization is appropriate). ASU 2017-07 became effective and was adopted for our fiscal year beginning on October 1, 2018. On the Consolidated Statements of Income, the adoption of this standard resulted in the reclassification of $0.8 credit from Cost of goods sold to Other (expense) income, net, for the year ended September 30, 2018, and $0.5 credit from Cost of goods sold and $0.9 from Operating expenses to Other (expense) income, net, for the year ended September 30, 2017.

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

The following tables summarize the impacts of adopting ASC 606 on the Company’s Consolidated Financial Statements as of and for the year ended September 30, 2019.

Consolidated Statements of Income:

	Year Ended September 30, 2019
	As Reported	Adjustments Due to ASC 606	Balances without Adoption
Net revenue	$1,807.3	$—	$1,807.3
Cost of goods sold	1,184.3	—	1,184.3
Gross profit	623.0	—	623.0
Income before income taxes	176.7	—	176.7
Consolidated net income	126.2	—	126.2

Consolidated Balance Sheet:

	September 30, 2019
	As Reported	Adjustments Due to ASC 606	Balances without Adoption
Assets
Receivables from long-term manufacturing contracts	$181.1	$(1.9)	$179.2
Inventories	176.6	1.7	178.3

Liabilities
Deferred income taxes	$73.6	$—	$73.6

Shareholders’ Equity
Retained earnings	$599.5	$(0.2)	$599.3

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

Recently issued accounting standards — In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a right of use asset and related lease liability for leases that have terms of more than twelve months. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance, with the classifications based on criteria that are similar to those applied under the current lease guidance, without the explicit bright lines. The FASB has also issued several updates to ASU 2016-02. ASU 2016-02 is effective for our fiscal year beginning on October 1, 2019. The Company plans to utilize the optional transition method to use the effective date as the date of initial application on transition. At transition, the Company has elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We will elect the short-term lease recognition exemption for all leases that qualify and we expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

We have developed a project plan for implementation, surveyed our businesses, assessed our portfolio of leases, and compiled a central repository of all leases. Additionally, we have identified and implemented appropriate changes to policies, procedures and controls pertaining to existing and future lease arrangements to support recognition and disclosure requirements under the new standard. Although we are still finalizing our evaluation of the impact of the new lease accounting guidance, we expect to recognize $120.0 to $140.0 in right-of-use assets and lease liabilities in the Consolidated Balance Sheet upon adoption.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements. ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 will be effective for our fiscal year beginning on October 1, 2020. We are currently evaluating the impact that ASU 2016-13 will have on our Consolidated Financial Statements.

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

Our contracts with customers in the Process Equipment Group segment often include multiple performance obligations. Performance obligations are promises in a contract to transfer a distinct good or service to the customer, and are the basis for determining how revenue is recognized. For instance, a contract may include obligations to deliver equipment, installation services, and spare parts. We frequently have contracts for which the equipment and the installation services, as well as highly engineered or specialized spare parts, are all considered a single performance obligation, as in these instances the installation services and/or spare parts are not separately identifiable. However, due to the varying nature of equipment and contracts across the Process Equipment Group, we also have contracts where the installation services and/or spare parts are deemed to be separately identifiable and therefore deemed to be distinct performance obligations.

A contract’s transaction price is allocated to each distinct performance obligation based on its respective standalone selling price, and recognized as revenue when, or as, the performance obligation is satisfied. When a distinct performance obligation is not sold separately, the value of the standalone selling price is estimated considering all reasonably available information. When an obligation is distinct, as defined in ASC 606, we allocate a portion of the contract price to the obligation and recognize it separately from the other performance obligations.

The timing of revenue recognition for each performance obligation is either over time or at a point in time. We recognize revenue over time for long-term manufacturing contracts that have an enforceable right to collect payment for performance completed to date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Revenue generated from standard equipment and highly-customized equipment or parts contracts without an enforceable right to payment for performance completed to date, as well as non-specialized parts sales and sales of death care products, is recognized at a point in time.

We use the input method of “cost-to-cost” to recognize revenue over time for long-term manufacturing contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized immediately when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes to seek to reduce the risk of contract losses.

Standalone service revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Standalone service revenue is not material to the Company.

For the Process Equipment Group and Batesville segment products where revenue is recognized at a point in time, we recognize revenue when our customers take control of the asset. We define this as the point in time at which the customer has the capability of full beneficial use of the asset per the contract.

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

The balance in Receivables from long-term manufacturing contracts at September 30, 2019 and 2018 was $181.1 and $120.3. The change was driven by the adoption of ASC 606 ($1.9) and the impact of net revenue recognized prior to billings ($58.9). The balance in the Liabilities from long-term manufacturing contracts and advances at September 30, 2019 and 2018 was $158.2 and $125.9 and consists primarily of cash payments received or due in advance of satisfying our performance obligations. The revenue recognized for the year ended September 30, 2019 related to Liabilities from long-term manufacturing contracts and advances as of September 30, 2018 was $110.6. During the year ended September 30, 2019, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed as incurred.

Transaction price allocated to the remaining performance obligations

As of September 30, 2019, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog, as defined in Part II, Item 7 of this Form 10-K, for the Company was $863.5. Approximately 85% of these obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

	Year Ended September 30, 2019
	Process Equipment Group	Batesville	Total
Revenue by End Market
Plastics	$785.7	$—	$785.7
Chemicals	111.6	—	111.6
Food & Pharmaceuticals	81.0	—	81.0
Minerals & Mining	83.2	—	83.2
Water & Wastewater	32.7	—	32.7
Death Care	—	532.9	532.9
Other	180.2	—	180.2
Total	$1,274.4	$532.9	$1,807.3

	Year Ended September 30, 2019
	Process Equipment Group	Batesville	Total
Products and Services
Equipment	$862.2	$—	$862.2
Parts and Services	412.2	—	412.2
Death Care	—	532.9	532.9
Total	$1,274.4	$532.9	$1,807.3

	Year Ended September 30, 2019
	Process Equipment Group	Batesville	Total
Timing of Transfer
Point in Time	$681.3	$532.9	$1,214.2
Over Time	593.1	—	593.1
Total	$1,274.4	$532.9	$1,807.3

4.              Business Acquisitions

We incurred $16.6 and $3.5 of business acquisition and integration costs during fiscal 2019 and fiscal 2018, which were recorded within Operating expenses on the Consolidated Statements of Income. The costs incurred during 2019 were largely attributable to the proposed acquisition of Milacron discussed below.

BM&M

We completed the acquisition of Burnaby Machine and Mill Equipment Ltd. (“BM&M”) in November 2018 for $25.9 in cash, which included post-closing working capital adjustments. We used the Revolver (as defined in Note 5) to fund the acquisition. Based in Canada, BM&M provides high-speed gyratory screeners for a variety of industries. The results of BM&M are reported in the Process Equipment Group segment. Based on our purchase price allocation, we recorded $12 million of goodwill and $14 of intangible assets, which consisted of $10 of customer relationship, $1 of trade names, and $3 of backlog. Goodwill is not deductible for tax purposes. The fair value of this acquisition did not ascribe a significant amount to tangible assets, as we often seek to acquire companies with a relatively low physical asset base in order to limit the need to invest significant additional cash post-acquisition.

Proposed Acquisition of Milacron

On July 12, 2019, we entered into a definitive agreement (the “Merger Agreement”) to acquire Milacron Holdings Corp. (“Milacron”) in a cash and stock merger transaction valued at approximately $2 billion, including debt, net of cash on hand. The proposed transaction, which is expected to close in the fourth calendar quarter of 2019, is subject to customary closing conditions, including the approval of stockholders of Milacron, which is scheduled to be sought at a special meeting on November 20, 2019. Under the terms of the Merger Agreement, upon closing Milacron stockholders will receive $11.80 in cash and a fixed exchange ratio of 0.1612 shares of Hillenbrand common stock for each share of Milacron common stock they own. See Note 5 for discussion of the financing that Hillenbrand has secured to fund the proposed acquisition.

5.              Financing Agreements

	September 30,
	2019	2018
$375 senior unsecured notes, net of discount (1)	$370.1	$—
$150 senior unsecured notes, net of discount (2)	149.7	149.3
$100 Series A Notes (3)	99.7	99.6
$900 revolving credit facility (excluding outstanding letters of credit)	—	95.7
Total debt	619.5	344.6
Less: current portion	—	—
Total long-term debt	$619.5	$344.6

(1)  Includes debt issuance costs of $4.3 at September 30, 2019.
(2) Includes debt issuance costs of $0.2 and $0.4 at September 30, 2019 and September 30, 2018.
(3) Includes debt issuance costs of $0.3 and $0.4 at September 30, 2019 and September 30, 2018.

The following table summarizes the scheduled maturities of long-term debt for 2020 through 2024:

Amount
2020 (1)	$150.0
2021	—
2022	—
2023	—
2024	—

(1)  These notes are classified as Long-term debt within the Consolidated Balance Sheets. See below for further information.

Third Amended and Restated Credit Agreement

The Company has in place a revolving credit facility of up to $900 (which may be expanded, subject to the approval of the lenders, by an additional $450) in an aggregate principal amount (the “Revolver”). The Revolver is governed by the Third Amended and Restated Credit Agreement dated August 28, 2019 and subsequently amended on October 8, 2019 (the “Credit Agreement”), by and among the Company and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amended and restated in its entirety the Company’s Second Amended and Restated Credit Agreement. The Credit Agreement extended the maturity date of the Revolver to August 28, 2024 and provided for two new term loans (undrawn at September 30, 2019) in aggregate principal amounts of up to $500 and $225 (the “Term Loan Facilities”). New deferred financing costs related to the Revolver were $1.1, which along with existing unamortized costs of $2.0, are being amortized to interest expense over the remaining term of the Revolver.
Borrowings under the Revolver bear interest at variable rates plus a margin amount based upon our leverage. There is also a facility fee based upon our leverage.  All borrowings under the Revolver mature upon expiration, and are therefore classified as Long-term debt in the Consolidated Balance Sheets. The Revolver is an unsubordinated obligation of Hillenbrand and ranks equally in right of payment with all our other existing and future unsubordinated obligations.

With respect to the Revolver, as of September 30, 2019, we had $7.1 in outstanding letters of credit issued and $892.9 of maximum borrowing capacity, all of which was immediately available based on our most restrictive covenant at September 30, 2019.  The weighted-average interest rates on borrowings under the Revolver were 2.54%, 1.83%, and 1.40% for 2019, 2018, and 2017.  The weighted average facility fee was 0.12%, 0.15%, and 0.23% for 2019, 2018, and 2017.

The lenders’ commitments to advance term loans to the Company under the Term Loan Facilities are subject to customary closing conditions, including the concurrent closing of the Company’s previously announced acquisition of Milacron, as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 12, 2019, by and among the Company, Milacron, and Bengal Delaware Holding Corporation. The proceeds of the Term Loan Facilities will be used solely to pay a portion of the consideration payable in connection with proposed acquisition of Milacron, fees and expenses related to the proposed acquisition, and to repay certain indebtedness of Milacron and its subsidiaries on closing of the proposed acquisition.
Once borrowed, the $500 term loan will mature on the fifth anniversary of the date on which it is borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, 7.5% in each of years 3 and 4, and 10% in year 5) and the $225 term loan will mature on the third anniversary of the date on which it is borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, and 7.5% in year 3). The term loan commitments will bear a ticking fee of 0.15% on the amount of the commitments commencing 60 days after the signing dates (August 28, 2019 for the $500 term loan and October 8, 2019 for the $225 term loan) until the date the term loans are funded or the commitments under the Term Loan Facilities are terminated. The $500 term loan will, once borrowed, accrue interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 1.75% for term loans bearing interest at the LIBO Rate and 0.0% to 0.75% for term loans bearing interest at the Alternate Base Rate. The $225 term loan will, once borrowed, accrue interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio, ranging from 0.875% to 1.625% for term loans bearing interest at the LIBO Rate and 0.0% to 0.625% for term loans bearing interest at the Alternate Base Rate.
Second Amended and Restated Credit Agreement

On December 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which was amended and restated in its entirety on August 28, 2019 by the Credit Agreement. The Second Amended and Restated Credit Agreement extended the Company’s former credit agreement, which provided for a revolving credit facility of up to $700.0 in aggregate principal amount and a term loan in an original principal amount of $180.0. Additionally, the Second Amended and Restated Credit Agreement increased the maximum principal amount available for borrowing under the Revolver from $700.0 to $900.0. In connection with the Second Amended and Restated Credit Agreement, the Company repaid the prior $180.0 term loan in full with borrowings under the Revolver. The weighted-average interest rate on the prior $180.0 term loan was 2.60% for 2018.

Senior Unsecured Notes

On September 25, 2019, the Company issued $375.0 of senior unsecured notes due September 2026 (“2019 Notes”).  The 2019 Notes bear interest at a fixed rate of 4.5% per year, payable semi-annually in arrears beginning March 2020.  The 2019 Notes were issued at a discount of $0.6, resulting in an initial carrying value of $374.4.  We are amortizing the discount to interest expense over the term of the 2019 Notes using the effective interest rate method, resulting in an annual interest rate of 4.53%.  Deferred financing costs associated with the 2019 Notes of $4.3 are being amortized to interest expense on a straight-line basis over the term of the 2019 Notes.  The 2019 Notes are unsubordinated obligations of Hillenbrand and rank equally in right of payment with all of our other existing and future unsubordinated obligations. In conjunction with the issuance of the 2019 Notes, we terminated our interest rate swaps associated with the forecasted debt issuance. See Note 2 for further information on the termination of interest rate swaps.

In July 2010, the Company issued $150 of senior unsecured notes (“2010 Notes” and, together with the 2019 Notes, the “Notes”) due July 2020.  The 2010 Notes bear interest at a fixed rate of 5.5% per year, payable semi-annually in arrears beginning January 2011.  The 2010 Notes were issued at a discount of $1.6, resulting in an initial carrying value of $148.4.  We are amortizing the discount to interest expense over the term of the 2010 Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.  Unamortized deferred financing costs associated with the 2010 Notes of $0.2 are being amortized to interest expense on a straight-line basis over the remaining term of the 2010 Notes.  The 2010 Notes are unsubordinated obligations of Hillenbrand and rank equally in right of payment with all of our other existing and future unsubordinated obligations. Upon maturity in July 2020, the Company expects to refinance the 2010 Notes on a long-term basis.  The Company has the intent and believes it has the ability to refinance the 2010 Notes due to expected available borrowing capacity under the Revolver, although the financing source ultimately used to refinance the 2010 Notes may be different.  As such, these obligations continue to be classified as Long-term debt within the Consolidated Balance Sheets.

Subject to certain limitations, in the event of a change of control (as defined in the 2010 Notes and in the indenture governing the 2019 Notes), the Company will be required to make an offer to purchase the applicable Notes at a price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to but excluding the date of repurchase. Additionally, if the Company does not consummate the acquisition of Milacron, on or prior to July 6, 2020 or, if prior to such date, the Merger Agreement is terminated, the 2019 Notes will be subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount of the 2019 Notes, plus accrued and unpaid interest on the 2019 Notes to, but not including, the special mandatory redemption date (as defined in the indenture governing the 2019 Notes). In addition, both the 2010 Notes and 2019 Notes are redeemable with prior notice at a price equal to par plus accrued interest and a make-whole amount.

Senior Unsecured Bridge Facility

The Company entered into a commitment letter on July 12, 2019, pursuant to which JPMorgan Chase Bank, N.A. committed to fully provide a 364-day senior unsecured bridge facility (the “Bridge Facility”) in an aggregate principal amount of $1.1 billion. The commitments under the Bridge Facility commitment letter were reduced to zero upon the issuance of the 2019 Notes and with the commitments for the term loans under the Term Loan Facilities, and the Bridge Facility commitment letter was terminated. Deferred financing costs related to the Bridge Facility were $5.6, which were fully amortized to interest expense during the year ended September 30, 2019.

Series A Notes

On December 15, 2014, we issued $100.0 in 4.60% Series A unsecured notes (“Series A Notes”) pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), among the Company, Prudential Investment Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that became a purchaser thereunder. The Series A Notes are unsecured, mature on December 15, 2024, and bear interest at 4.60% payable semi-annually in arrears. The Company may at any time upon providing notice, prepay all or part of the Series A Notes at 100% of the principal amount prepaid plus a make-whole amount (as defined in the Shelf Agreement). Unamortized deferred financing costs of $0.3 related to the Series A Notes are being amortized to interest expense over the remaining term of the Series A Notes.

On December 19, 2014, March 24, 2016, December 8, 2017, and September 4, 2019, the Company and certain of the Company’s domestic subsidiaries entered into amendments to the Shelf Agreement. The latest amendment conformed certain terms of the Shelf Agreement with those contained in the Credit Agreement. The Shelf Agreement governs our Series A Notes, but our ability to issue new notes under the Shelf Agreement expired in March 2019.

L/G Facility Agreement

On March 8, 2018, the Company entered into the €150.0 Syndicated Letter of Guarantee Facility Agreement by and among the Company and certain of its affiliates, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (the “L/G Facility Agreement”). The L/G Facility Agreement permits the Company and certain of its subsidiaries to request that one or more of the participating lenders issue up to an aggregate of €150.0 in unsecured letters of credit, bank guarantees or other surety bonds (collectively, the “Guarantees”). On September 4, 2019, the Company and certain of its subsidiaries entered into an

Amendment and Restatement Agreement (the “L/G Amendment”), which amends the L/G Facility Agreement. The L/G Amendment aligns certain covenants, definitions and other provisions in the L/G Facility Agreement with those under the Credit Agreement.

The Guarantees carry an annual fee that varies based on the Company’s leverage ratio. The L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The L/G Facility Agreement matures in December 2022 but can be extended or terminated earlier under certain conditions. Unamortized deferred financing costs associated with the L/G Facility Agreement of $1.1 are being amortized to interest expense over the term of the L/G Facility Agreement.

In the normal course of business, the Process Equipment Group provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees.  As of September 30, 2019, we had credit arrangements totaling $305.7, under which $252.2 was utilized for this purpose.  These arrangements included the facilities under the L/G Facility Agreement and other ancillary credit facilities.

Covenants related to current Hillenbrand financing agreements

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement contain the following financial covenants: a maximum ratio of consolidated indebtedness (which excludes the 2019 Notes until the Milacron acquisition is consummated or the Merger Agreement is terminated) to EBITDA (as further defined in the agreements, “Leverage Ratio”) of 3.5 to 1.0 including the application of cash as a reduction of Indebtedness (subject to certain limitations); a maximum Leverage Ratio resulting from an acquisition in excess of $75.0 of 4.0 to 1.0 for a period of three consecutive quarters following such acquisition; and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.0 to 1.0. Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at our international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the 2010 Notes and 2019 Notes, the Shelf Agreement, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally, jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the Shelf Agreement and the L/G Facility Agreement each contain certain other customary covenants, representations and warranties and events of default. The indentures governing both the 2010 Notes and 2019 Notes do not limit our ability to incur additional indebtedness. They do, however, contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the Notes with remedies if we fail to perform specific obligations. As of September 30, 2019, we were in compliance with all covenants and there were no events of default.

6.              Retirement Benefits

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

Effect on Operations — The components of net pension costs under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2019	2018	2017	2019	2018	2017
Service cost	$2.3	$2.7	$3.6	$1.2	$1.4	$1.3
Interest cost	9.8	8.7	8.8	1.2	1.1	0.7
Expected return on plan assets	(13.3)	(14.0)	(13.7)	(0.5)	(0.6)	(0.5)
Amortization of unrecognized prior service cost, net	0.1	0.2	0.4	0.1	0.1	0.1
Amortization of actuarial loss	1.2	3.2	3.6	0.9	0.7	1.1
Settlement expense	0.2	—	0.1	0.4	—	0.6
Net pension costs	$0.3	$0.8	$2.8	$3.3	$2.7	$3.3

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
During 2019, we completed all negotiations to transition our U.S. employees not covered by a collective bargaining agreement and our employees covered by collective bargaining agreements at our U.S. facilities from a defined benefit-based model to a defined contribution structure over three-year sunset periods, the latest of which ends January 1, 2023.  These changes caused remeasurements for the U.S. defined benefit pension plan for the affected populations as they were implemented. The remeasurements did not cause material changes, as the assumptions did not materially differ from the assumptions prior to the remeasurements.

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2019	2018	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$267.0	$281.8	$126.3	$133.4
Service cost	2.3	2.7	1.2	1.4
Interest cost	9.8	8.7	1.2	1.1
Actuarial (gain) loss	37.1	(14.7)	22.6	0.4
Benefits paid	(14.1)	(11.5)	(5.7)	(5.2)
Gain due to settlement	(1.7)	—	(2.2)	(3.4)
Employee contributions	—	—	0.9	0.9
Effect of exchange rates on projected benefit obligation	—	—	(6.5)	(2.3)
Projected benefit obligation at end of year	300.4	267.0	137.8	126.3

Change in plan assets:
Fair value of plan assets at beginning of year	253.3	262.4	31.9	31.4
Actual return on plan assets	39.6	0.6	1.5	(0.1)
Employee and employer contributions	1.8	1.8	8.6	9.0
Benefits paid	(14.1)	(11.5)	(5.7)	(5.2)
Gain due to settlement	—	—	(2.2)	(3.0)
Effect of exchange rates on plan assets	—	—	(0.6)	(0.2)
Fair value of plan assets at end of year	280.6	253.3	33.5	31.9

Funded status:
Plan assets less than benefit obligations	$(19.8)	$(13.7)	$(104.3)	$(94.4)

Amounts recorded in the consolidated balance sheets:
Prepaid pension costs, non-current	$7.7	$12.0	$—	$2.2
Accrued pension costs, current portion	(2.0)	(2.0)	(6.0)	(6.6)
Accrued pension costs, long-term portion	(25.5)	(23.7)	(98.3)	(90.0)
Plan assets greater (less) than benefit obligations	$(19.8)	$(13.7)	$(104.3)	$(94.4)

Net actuarial losses ($94.9) and prior service costs ($0.5), less an aggregate tax effect ($31.1), are included as components of accumulated other comprehensive loss at September 30, 2019.  Net actuarial losses ($67.2) and prior service costs ($0.8), less an aggregate tax effect ($24.0), are included as components of accumulated other comprehensive loss at September 30, 2018.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2020 is expected to be $7.3.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $433.6 and $387.0 at September 30, 2019 and 2018.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2019	2018	2019	2018
Projected benefit obligation	$27.4	$25.7	$102.3	$96.6
Accumulated benefit obligation	27.4	25.7	102.3	96.6
Fair value of plan assets	—	—	—	—

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2019	2018	2017	2019	2018	2017
Discount rate for obligation, end of year	3.1%	4.2%	3.7%	0.3%	1.2%	1.1%
Discount rate for expense, during the year	4.1%	3.4%	3.5%	1.5%	1.5%	0.5%
Expected rate of return on plan assets	5.2%	5.6%	5.6%	1.5%	2.0%	2.0%
Rate of compensation increase	3.0%	3.0%	3.0%	2.0%	2.0%	2.0%

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

U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return.  The primary investment strategy is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position.  This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.  The target investment in return-seeking assets may vary from 60% to 20% of total plan assets based on the plan’s funding level. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies.  Those policies subject investments to the following restrictions in our domestic plan: short-term securities must be rated A1/P1, liability-hedging fixed income securities must have an average quality credit rating of investment grade and investments in equities in any one company may not exceed 10% of the equity portfolio.

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

None of Hillenbrand’s common stock was directly owned by the pension plan trusts at September 30, 2019.

The tables below provide the fair value of our pension plan assets by asset category at September 30, 2019 and 2018.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 13 for definitions.

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

U.S. Pension Plans

The plan assets of our U.S. pension plans consist of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. Accordingly, these assets are not required to be classified and reported under the fair value hierarchy. At September 30, 2019 and 2018, the fair values of these investments were $280.6 and $253.3.

Non-U.S. Pension Plans

	Fair Value at September 30, 2019 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$4.3	$4.3	$—	$—
Equity securities	7.5	7.5	—	—
Other types of investments:
Government index funds	5.7	5.7	—	—
Corporate bond funds	11.0	11.0	—	—
Real estate and real estate funds	2.4	—	—	2.4
Other	2.6	—	2.6	—
Total Non-U.S. pension plan assets	$33.5	$28.5	$2.6	$2.4

	Fair Value at September 30, 2018 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$2.4	$2.4	$—	$—
Equity securities	7.3	7.3	—	—
Other types of investments:	0	0	0	0
Government index funds	5.6	5.6	—	—
Corporate bond funds	12.1	12.1	—	—
Real estate and real estate funds	2.4	—	—	2.4
Other	2.1	—	2.1	—
Total Non-U.S. pension plan assets	$31.9	$27.4	$2.1	$2.4

Cash Flows — During 2019, 2018, and 2017 we contributed cash of $9.3, $10.0, and $89.6 to our defined benefit pension plans.  We expect to make estimated contributions of $9.3 in 2020 to our pension plans.  Due to the funded status of our U.S. defined benefit pension plan, we do not expect to make contributions to this plan in 2020.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S. Pension Plans Projected Pension Benefits Payout
2020	$14.5	$7.2
2021	14.8	6.9
2022	15.5	7.0
2023	15.9	7.1
2024	16.2	7.1
2025-2029	83.8	32.1

Defined Contribution Plans — We sponsor a number of defined contribution plans.  Depending on the plan, we may make contributions up to 4% of an employee’s eligible compensation and matching contributions up to 6% of eligible compensation.  Company contributions generally vest over a period of zero to three years.  Expenses related to our defined contribution plans were $11.6, $11.3, and $11.4 for 2019, 2018, and 2017. See comments above regarding our retirement strategy to transition our U.S. employees to a defined contribution structure over three-year sunset periods, the latest of which ends January 1, 2023.

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  We use a measurement date of September 30.  The net postretirement healthcare benefit for 2019 was $0.1, cost for 2018 was $0.1, and cost for 2017 was $0.3.

	September 30,
	2019	2018
Benefit obligation at beginning of year	$7.6	$9.0
Interest cost	0.3	0.2
Service cost	0.2	0.3
Actuarial (gain) loss	1.0	(0.9)
Net benefits paid	(0.9)	(1.0)
Benefit obligation at end of year	$8.2	$7.6

Amounts recorded in the balance sheets:
Accrued postretirement benefits, current portion	$0.7	$0.8
Accrued postretirement benefits, long-term portion	7.5	6.8
Net amount recognized	$8.2	$7.6

The weighted-average assumptions used in revaluing our obligation under the postretirement healthcare plan were:

	Year Ended September 30,
	2019	2018	2017
Discount rate for obligation	2.8%	4.0%	3.3%
Healthcare cost rate assumed for next year	6.9%	7.1%	7.6%
Ultimate trend rate	4.5%	4.5%	4.5%

Net actuarial gains of $2.6 and $4.0 and prior service costs of $0.5 and $0.7, less tax of $1.1 and $1.7, were included as a component of accumulated other comprehensive loss at September 30, 2019 and 2018.  The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2020 is $0.4.  A one percentage-point increase or decrease in the assumed healthcare cost trend rates as of September 30, 2019, would cause no increase or decrease in service and interest costs, but would cause an increase or decrease in the benefit obligation of $0.6.

We fund the postretirement healthcare plan as benefits are paid. Current plan benefits are expected to require net Company contributions for retirees of $0.7 per year for the foreseeable future.

7.              Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that impacted our fiscal years 2019 and 2018 by, among other things, (a) reducing the U.S. federal corporate tax rate, (b) implementing the Transition Tax, and (c) accelerating expensing of certain capital expenditures. The Tax Act reduced the federal corporate tax rate from 35% to 21%. The Internal Revenue Code stipulates that our fiscal year ending September 30, 2018 had a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21% applied to our fiscal year ended September 30, 2019 and future years.

	Year Ended September 30,
	2019	2018	2017
Domestic	$44.1	$33.7	$108.2
Foreign	132.6	112.8	80.1
Total earnings before income taxes	$176.7	$146.5	$188.3

Income tax expense:
Current provision:
Federal	$11.1	$38.2	$0.5
State	4.5	6.7	(0.4)
Foreign	28.2	16.7	22.7
Total current provision	43.8	61.6	22.8

Deferred provision (benefit):
Federal	(3.8)	(7.5)	32.0
State	(0.2)	0.5	5.0
Foreign	10.7	10.7	0.1
Total deferred provision (benefit)	6.7	3.7	37.1
Income tax expense	$50.5	$65.3	$59.9

	Year Ended September 30,
	2019	2018	2017
Federal statutory rates	21.0%	24.5%	35.0%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	1.6	2.4	1.6
Foreign income tax rate differential	4.1	(0.6)	(5.8)
Domestic manufacturer’s deduction	—	(1.2)	(0.3)
Share-based compensation	(1.2)	(1.6)	(1.1)
Foreign distribution taxes	1.0	(1.7)	2.7
Valuation allowance	(0.4)	(0.7)	(1.3)
Goodwill impairment charge	—	11.2	—
Transition tax	—	17.8	—
Deferred tax impact of rate change	—	(9.4)	—
Unrecognized tax benefits	1.9	2.1	—
Other, net	0.6	1.8	1.0
Effective income tax rate	28.6%	44.6%	31.8%

	September 30,
	2019	2018
Deferred tax assets:
Employee benefit accruals	$40.6	$29.0
Loss and tax credit carryforwards	11.3	23.1
Interest limitation carryforward	18.3	14.2
Rebates and other discounts	4.5	4.4
Self-insurance reserves	2.1	2.5
Inventory, net	2.8	2.0
Other, net	15.1	8.5
Total deferred tax assets before valuation allowance	94.7	83.7
Less valuation allowance	(0.9)	(1.8)
Total deferred tax assets, net	93.8	81.9
Deferred tax liabilities:
Depreciation	(10.8)	(8.3)
Amortization	(105.0)	(105.3)
Long-term contracts and customer prepayments	(46.8)	(38.9)
Unremitted earnings of foreign operations	(1.2)	(0.5)
Other, net	(0.9)	(1.8)
Total deferred tax liabilities	(164.7)	(154.8)
Deferred tax liabilities, net	$(70.9)	$(72.9)

Amounts recorded in the balance sheets:
Deferred tax assets, non-current	2.7	3.5
Deferred tax liabilities, non-current	(73.6)	(76.4)
Total	$(70.9)	$(72.9)

We recorded a tax benefit of $13.7 at September 30, 2018, for the remeasurement of the deferred tax items to reflect the impact of the U.S. corporate tax rate reduction to 21%. At September 30, 2019, we had $1.7 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which will begin to expire in 2020, and $27.9 of deferred tax assets related to foreign net operating loss and interest carryforwards. The majority of the foreign net operating loss and interest carryforwards have unlimited carryforward periods. Portions of the net operating loss carryforwards with expiration periods will begin to expire in 2020. Deferred tax assets as of September 30, 2019 and 2018, were reduced by a valuation allowance of $0.9 and $1.8 relating to foreign net operating loss carryforwards and foreign tax credit carryforwards.  At September 30, 2019 and 2018, we had $10.2 and $19.5 of current income tax payable included in other current liabilities on our Consolidated Balance Sheets. At both September 30, 2019 and 2018, the current liability was $2.0, representing the second and first installment payments of the Transition Tax liability, which is payable over eight years. As of September 30, 2019 and 2018, we also had a Transition Tax liability of $20.9 and $22.6 included within Other long-term liabilities on our Consolidated Balance Sheets.

We establish a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2019, and 2018, we had approximately $310.2 and $321.7 of undistributed retained earnings from our foreign subsidiaries. Historically, U.S. federal and state income taxes have not been recorded on accumulated undistributed retained earnings of substantially all our foreign subsidiaries, as these earnings were considered permanently reinvested.  However, upon enactment of the Tax Act, the undistributed retained earnings of our foreign subsidiaries are subject to U.S. tax due to the Transition Tax. As a result, we recognized a provisional transition tax liability of $24.6 during the quarter ended December 31, 2017. This amount was adjusted during the year ended September 30, 2019, to a tax liability of $24.9.

As of September 30, 2019, and 2018, $1.2 and $0.5 of deferred tax liability on unremitted earnings of foreign subsidiaries was recognized, representing the assumed tax on the future distribution and tax withholdings on the distribution of such earnings among certain of our foreign subsidiaries. As of September 30, 2019, a current tax liability of $0.8 was recognized for taxes on distributions expected to be made in the next fiscal year.

Deferred tax liabilities were not recorded for any additional basis differences inherent in our foreign subsidiaries (i.e., basis differences in excess of those subject to the Transition Tax) as these amounts continue to be permanently reinvested outside of the US. If these amounts were not considered permanently reinvested, deferred tax liabilities would be recorded for any additional income taxes, distribution taxes, and withholding taxes payable in various countries. A determination of the unrecognized deferred tax liabilities on the permanently reinvested basis differences at September 30, 2019 is not practicable.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2019	2018	2017
Balance at September 30	$12.1	$9.9	$7.7
Additions for tax positions related to the current year	0.3	0.3	0.7
Additions for tax positions of prior years	4.0	2.8	3.4
Reductions for tax positions of prior years	(0.4)	(0.6)	(1.5)
Settlements	(6.3)	(0.3)	(0.4)
Balance at September 30	$9.7	$12.1	$9.9

The gross unrecognized tax benefit included $9.7 and $12.1 at September 30, 2019 and 2018, which, if recognized, would impact the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2019 and 2018, we recognized $0.4 and $0.9 in additional interest and penalties.  Excluded from the reconciliation were $0.7 and $2.0 of accrued interest and penalties at September 30, 2019 and 2018.

We operate in multiple income tax jurisdictions both inside and outside the U.S. and are currently under examination in various federal, state, and foreign jurisdictions. Specifically, we are currently under examination in the U.S. for 2018. We recently completed the tax authority examination of our German operations for the 2009 through 2013 tax years. The German examination resulted in the reduction of tax attribute carryforwards and cash taxes offset by the reduction of valuation allowances and utilizations of reserves for uncertain tax position. In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range up to $2.5 based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although we believe that adequate provision has been made for such issues, it is possible that their ultimate resolution could affect our earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced and yield a positive impact on earnings.  We do not expect that the outcome of these audits will significantly impact the Consolidated Financial Statements.

8.                    Earnings per Share

The dilutive effects of performance-based stock awards described in Note 9 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date.  At September 30, 2019, 2018, and 2017, potential dilutive effects, representing 400,000, 400,000, and 600,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although we expect to meet various levels of criteria in the future.

	Year Ended September 30,
	2019	2018	2017
Net income(1)	$121.4	$76.6	$126.2
Weighted average shares outstanding — basic (in millions)	62.9	63.1	63.6
Effect of dilutive stock options and unvested time-based restricted stock (in millions)	0.4	0.7	0.4
Weighted average shares outstanding — diluted (in millions)	63.3	63.8	64.0

Earnings per share — basic	$1.93	$1.21	$1.99
Earnings per share — diluted	$1.92	$1.20	$1.97

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	0.8	0.3	0.4

(1) Net income attributable to Hillenbrand

9.    Share-Based Compensation

We have share-based compensation plans under which 12,685,436 shares are registered.  As of September 30, 2019, 3,038,644 shares were outstanding under these plans and 6,727,985 shares had been issued, leaving 2,918,807 shares available for future issuance.  Our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, provides for long-term performance compensation for management and members of the Board of Directors.  Under the Stock Incentive Plan, a variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2019	2018	2017
Stock-based compensation cost	$12.0	$12.1	$10.5
Less impact of income tax	2.8	2.9	3.8
Stock-based compensation cost, net of tax	$9.2	$9.2	$6.7

The Company realized current tax benefits of $4.4 from the exercise of stock options and the payment of stock awards during 2019.

Stock Options — The fair values of option grants are estimated on the date of grant using the Black-Scholes option-pricing model. For grants issued prior to 2017, fair values were estimated using the binomial option-pricing model. The grants are contingent upon continued employment and generally vest over a three-year period.  Expense is recognized on a straight-line basis over the applicable vesting periods. Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $10.15, $11.28, and $8.37 per share for 2019, 2018, and 2017.  The following assumptions were used in the determination of fair value:

	Year Ended September 30,
	2019	2018	2017
Risk-free interest rate	2.9%	2.4%	1.9%
Weighted-average dividend yield	2.0%	1.8%	2.2%
Weighted-average volatility factor	27.5%	28.0%	28.8%
Expected life (years)	5.7	5.6	5.8

The risk-free interest rate is based upon observed interest rates appropriate for the term of the employee stock options.  The remaining assumptions require significant judgment utilizing historical information, peer data, and future expectations.  The dividend yield is based on the history of dividend payouts and the computation of expected volatility is based on historical stock volatility.  The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical exercise activity.

A summary of outstanding stock option awards as of September 30, 2019 and changes during the year is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2018	1,868,257	$33.84
Granted	431,726	41.31
Exercised	(96,219)	26.90
Forfeited	(60,926)	40.54
Expired/cancelled	(5,234)	41.52
Outstanding at September 30, 2019	2,137,604	$35.43

Exercisable at September 30, 2019	1,352,141	$31.45

As of September 30, 2019, there was $4.2 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 1.8 years.  This unrecognized compensation expense included a reduction for our estimate of potential forfeitures. As of September 30, 2019, the average remaining life of the outstanding stock options was 6.4 years with an aggregate intrinsic value of $3.2.  As of September 30, 2019, the average remaining life of the exercisable stock options was 5.1 years with an aggregate intrinsic value of $3.2.  The total intrinsic value of options exercised by employees and directors during 2019, 2018, and 2017 was $1.4, $7.5, and $11.2. The grant-date fair value of options that vested during 2019, 2018, and 2017 was $15.4, $11.1, and $11.2.

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

A summary of the non-vested stock awards, including dividends, as of September 30, 2019 (representing the maximum number of shares that could be vested) and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2018	92,578	$38.19
Granted	29,651	41.09
Vested	(37,992)	34.33
Forfeited	(15,307)	39.90
Non-vested time-based stock awards at September 30, 2019	68,930	$41.19

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2018	480,135	$45.93
Granted	338,732	41.82
Vested	(134,140)	37.59
Forfeited	(164,582)	42.75
Non-vested performance-based stock awards at September 30, 2019	520,145	$46.41

The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2019, 2018, and 2017 was $7.2, $15.2, and $10.9 (including dividends).

As of September 30, 2019, $1.2 and $6.5 of unrecognized stock-based compensation was associated with our unvested time-based and performance-based (including SV and TSR) stock awards.  The unrecognized amount of compensation related to the SV awards is based upon projected performance to date. The unrecognized compensation cost of the time-based and performance-based awards is expected to be recognized over a weighted-average period of 1.8 and 1.7 years and includes a reduction for an estimate of potential forfeitures.  As of September 30, 2019, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $2.1 and $13.6.  The weighted-average grant date fair value of time-based stock awards was $46.77 and $35.41 per share for 2018 and 2017.  The weighted-average grant date fair value of performance-based stock awards was $53.35 and $39.72 per share for 2018 and 2017.

Dividends payable in stock accrue on both time-based and SV awards during the performance period and are subject to the same terms as the original grants.  Dividends do not accrue on TSR awards during the performance period. As of September 30, 2019, a total of 18,281 shares had accumulated on unvested stock awards due to dividend reinvestments and were included in the tables above.  The aggregate fair value of these shares at September 30, 2019 was $0.6.

Vested Deferred Stock — Certain stock-based compensation programs allow or require deferred delivery of shares after vesting.  As of September 30, 2019, there were 311,965 fully vested deferred shares, which were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2019 was $9.6.

10.          Other Comprehensive Income (Loss)

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)
Other comprehensive income before reclassifications
Before tax amount	(30.7)	(20.6)	(20.6)	(71.9)	$—	$(71.9)
Tax benefit	8.2	—	1.6	9.8	—	9.8
After tax amount	(22.5)	(20.6)	(19.0)	(62.1)	—	(62.1)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1.2	—	4.5	5.7	—	5.7
Net current period other comprehensive income (loss)	(21.3)	(20.6)	(14.5)	(56.4)	$—	$(56.4)
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated other comprehensive income (loss) include:

	Year Ended September 30, 2019
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Income:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.8)	(0.8)
Other (expense) income, net	1.7	—	6.5	8.2
Total before tax	$1.7	$—	$5.9	7.6
Tax benefit				(1.9)
Total reclassifications for the period, net of tax				$5.7

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 6).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)
Other comprehensive income before reclassifications
Before tax amount	1.8	(7.2)	1.8	(3.6)	$(0.7)	$(4.3)
Tax expense	(0.5)	—	(0.6)	(1.1)	—	(1.1)
After tax amount	1.3	(7.2)	1.2	(4.7)	(0.7)	(5.4)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	3.0	—	(1.3)	1.7	—	1.7
Net current period other comprehensive income (loss)	4.3	(7.2)	(0.1)	(3.0)	$(0.7)	$(3.7)
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated other comprehensive income (loss) include:

	Year Ended September 30, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Income:
Net revenue	$—	$—	$0.5	$0.5
Cost of goods sold	—	—	(0.1)	(0.1)
Other (expense) income, net	3.6	0.2	(2.3)	1.5
Total before tax	$3.6	$0.2	$(1.9)	1.9
Tax benefit				(0.2)
Total reclassifications for the period, net of tax				$1.7

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 6).

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2016	$(67.5)	$(61.6)	$(0.7)	$(129.8)
Other comprehensive income before reclassifications
Before tax amount	28.1	24.7	3.2	56.0	$0.2	$56.2
Tax expense	(9.3)	—	(1.2)	(10.5)	—	(10.5)
After tax amount	18.8	24.7	2.0	45.5	0.2	45.7
Amounts reclassified from accumulated other comprehensive income (loss)(1)	3.4	—	(0.3)	3.1	—	3.1
Net current period other comprehensive loss	22.2	24.7	1.7	48.6	$0.2	$48.8
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)

(1)  Amounts are net of tax.

Reclassifications out of Accumulated other comprehensive income (loss) include:

	Year Ended September 30, 2017
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Income:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	(0.5)	(0.5)
Other (expense) income, net	4.6	0.4	0.1	5.1
Total before tax	$4.6	$0.4	$(0.5)	4.5
Tax benefit				(1.4)
Total reclassifications for the period, net of tax				$3.1

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 6).

11.          Commitments and Contingencies

Lease Commitments — We lease certain manufacturing facilities, warehouse distribution centers, service centers, and sales offices under operating leases.  Rental expense for 2019, 2018, and 2017 was $26.0, $23.2 and $23.6.  The aggregate future minimum lease payments for operating leases, excluding renewable periods, as of September 30, 2019, were as follows:

Amount
2020	$25.5
2021	23.5
2022	20.6
2023	16.3
2024	9.5
Thereafter	28.0
$123.4

Litigation

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

12.             Other (Expense) Income, Net

	Year Ended September 30,
	2019	2018	2017
Foreign currency exchange gain (loss), net	$0.2	$(1.2)	$(1.4)
(Loss) gain on settlement of interest rate swaps(1)	(6.4)	2.3	—
Other, net	(0.5)	(0.9)	(3.2)
Other (expense) income, net	$(6.7)	$0.2	$(4.6)

(1) Represents amounts immediately reclassified out of Accumulated other comprehensive loss upon the settlement of interest rate swaps. See Note 2 for further information.

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

Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at 9/30/2019	Fair Value at September 30, 2019
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$399.0	$399.0	$—	$—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	2.5	—	2.5	—

Liabilities:
2019 Notes	374.4	380.6	—	—
2010 Notes	149.9	152.8	—	—
Series A Notes	100.0	—	108.5	—
Derivative instruments	2.6	—	2.6	—

	Carrying Value at 9/30/2018	Fair Value at September 30, 2018
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$56.0	$56.0	$—	$—
Investments in rabbi trust	4.3	4.3	—	—
Derivative instruments	1.9	—	1.9	—

Liabilities:
2010 Notes	149.7	154.9	—	—
Revolver	95.7	—	95.7	—
Series A Notes	100.0	—	102.4	—
Derivative instruments	2.2	—	2.2	—

Valuation Techniques

•	The fair value of the investments in the rabbi trust were based on quoted prices in active markets. The trust assets consist of participant-directed investments in publicly traded mutual funds.

•
We estimate the fair value of our foreign currency derivatives using industry accepted models.  The significant Level 2 inputs used in the valuation of our derivatives include spot rates, forward rates, and volatility.  These inputs were obtained from pricing services, broker quotes, and other sources.

•	The fair value of the 2019 Notes and 2010 Notes were based on quoted prices in an active market.

•
The fair values of the Revolver and Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for our revolving credit facility or Series A Notes.

14.             Segment and Geographical Information

We conduct our operations through two reportable business segments: the Process Equipment Group and Batesville.  These reportable segments are determined on the basis of our management structure, and how we internally report financial information used to make operating decisions and evaluate results.

We record the direct costs of business operations to the reportable segments, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs.  Corporate provides management and administrative services to each reportable segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as internal audit, investor relations, financial reporting, and tax compliance.  With limited exception for certain professional services and back-office and technology costs, we do not allocate these types of corporate expenses to the reportable segments.

	Year Ended September 30,
	2019	2018	2017
Net revenue
Process Equipment Group	$1,274.4	$1,219.5	$1,028.2
Batesville	532.9	550.6	562.0
Total net revenue	$1,807.3	$1,770.1	$1,590.2

Adjusted EBITDA
Process Equipment Group	$223.3	$215.8	$177.7
Batesville	114.2	120.8	141.9
Corporate	(42.2)	(42.3)	(38.6)

Net revenue(1)
United States	$892.5	$926.4	$896.1
Germany	568.7	512.5	425.6
All other foreign business units	346.1	331.2	268.5
Total revenue	$1,807.3	$1,770.1	$1,590.2

Depreciation and amortization
Process Equipment Group	$45.5	$42.8	$41.3
Batesville	10.7	11.9	13.8
Corporate	2.3	1.8	1.5
Total depreciation and amortization	$58.5	$56.5	$56.6

(1) We attribute revenue to a geography based upon the location of the business unit that consummates the external sale.

	September 30,
	2019	2018
Total assets assigned
Process Equipment Group	$1,729.1	$1,638.8
Batesville	186.1	191.8
Corporate	313.4	34.0
Total assets	$2,228.6	$1,864.6

Tangible long-lived assets, net
United States	$75.8	$76.6
Germany	40.2	40.7
All other foreign business units	24.3	24.7
Tangible long-lived assets, net	$140.3	$142.0

The following schedule reconciles segment adjusted EBITDA to consolidated net income.

	Year Ended September 30,
	2019	2018	2017
Adjusted EBITDA:
Process Equipment Group	$223.3	$215.8	$177.7
Batesville	114.2	120.8	141.9
Corporate	(42.2)	(42.3)	(38.6)
Less:
Interest income	(1.1)	(1.4)	(0.9)
Interest expense	27.4	23.3	25.2
Income tax expense	50.5	65.3	59.9
Depreciation and amortization	58.5	56.5	56.6
Business acquisition, development, and integration costs	16.6	3.5	1.1
Restructuring and restructuring related charges	10.6	2.5	10.7
Loss on settlement of interest rate swaps	6.4	—	—
Inventory step-up	0.2	—	—
Impairment charges	—	63.4	—
Consolidated net income	$126.2	$81.2	$128.4

15.             Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net revenue	$410.3	$464.6	$446.6	$485.8
Gross profit	147.0	160.9	148.4	166.7
Net income (1)	28.3	38.0	30.4	24.7
Earnings per share — basic	0.45	0.60	0.48	0.39
Earnings per share —diluted	0.45	0.60	0.48	0.39

2018
Net revenue	$397.2	$452.2	$446.0	$474.7
Gross profit	146.2	168.6	163.5	163.8
Net income (loss) (1) (2)	18.1	(21.9)	35.9	44.5
Earnings per share — basic	0.28	(0.34)	0.57	0.71
Earnings per share —diluted	0.28	(0.34)	0.56	0.70

(1) Net income (loss) attributable to Hillenbrand
(2) During the second quarter of 2018, we recorded a pre-tax impairment charge of $63.4 related to goodwill and trade name impairments. See Note 2 for further information.

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

Condensed Consolidating Statements of Income

	Year Ended September 30, 2019					Year Ended September 30, 2018					Year Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$893.7	$1,144.1	$(230.5)	$1,807.3	$—	$937.0	$1,052.9	$(219.8)	$1,770.1	$—	$901.4	$904.7	$(215.9)	$1,590.2
Cost of goods sold	—	493.7	814.7	(124.1)	1,184.3	—	498.7	742.3	(113.0)	1,128.0	—	468.4	646.8	(115.8)	999.4
Gross profit	—	400.0	329.4	(106.4)	623.0	—	438.3	310.6	(106.8)	642.1	—	433.0	257.9	(100.1)	590.8
Operating expenses	61.2	242.2	182.7	(106.4)	379.7	54.2	248.2	183.3	(106.8)	378.9	41.6	238.1	163.9	(100.1)	343.5
Amortization expense	—	13.3	19.2	—	32.5	—	13.4	16.8	—	30.2	—	13.5	15.7	—	29.2
Impairment charge	—	—	—	—	—	—	63.4	—	—	63.4	—	—	—	—	—
Interest expense	23.8	0.2	3.4	—	27.4	20.3	1.1	1.9	—	23.3	21.8	—	3.4	—	25.2
Other (expense) income, net	(7.2)	(0.3)	0.8	—	(6.7)	1.5	(0.3)	(1.0)	—	0.2	(1.4)	(2.0)	(1.2)	—	(4.6)
Equity in net income (loss) of subsidiaries	191.4	12.5	—	(203.9)	—	139.3	9.1	—	(148.4)	—	164.4	8.2	—	(172.6)	—
Income (loss) before income taxes	99.2	156.5	124.9	(203.9)	176.7	66.3	121.0	107.6	(148.4)	146.5	99.6	187.6	73.7	(172.6)	188.3
Income tax expense (benefit)	(22.2)	34.3	38.4	—	50.5	(10.3)	48.3	27.3	—	65.3	(26.6)	65.9	20.6	—	59.9
Consolidated net income	121.4	122.2	86.5	(203.9)	126.2	76.6	72.7	80.3	(148.4)	81.2	126.2	121.7	53.1	(172.6)	128.4
Less: Net income attributable to noncontrolling interests	—	—	4.8	—	4.8	—	—	4.6	—	4.6	—	—	2.2	—	2.2
Net income (loss)(1)	$121.4	$122.2	$81.7	$(203.9)	$121.4	$76.6	$72.7	$75.7	$(148.4)	$76.6	$126.2	$121.7	$50.9	$(172.6)	$126.2
Consolidated comprehensive income (loss)	$65.0	$108.6	$51.2	$(155.0)	$69.8	$73.6	$77.1	$72.1	$(145.3)	$77.5	$174.8	$131.8	$86.4	$(215.8)	$177.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.8	—	4.8	—	—	3.9	—	3.9	—	—	2.4	—	2.4
Comprehensive income (loss)(2)	$65.0	$108.6	$46.4	$(155.0)	$65.0	$73.6	$77.1	$68.2	$(145.3)	$73.6	$174.8	$131.8	$84.0	$(215.8)	$174.8

(1) Net income attributable to Hillenbrand
(2) Comprehensive income attributable to Hillenbrand

Condensed Consolidating Balance Sheets

	September 30, 2019					September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$283.1	$9.6	$106.3	$—	$399.0	$1.1	$5.8	$49.1	$—	$56.0
Trade receivables, net	—	113.6	103.8	—	217.4	—	124.5	94.0	—	218.5
Receivables from long-term manufacturing contracts	—	9.8	171.3	—	181.1	—	5.3	115.0	—	120.3
Inventories	—	78.2	101.2	(2.8)	176.6	—	76.7	98.6	(2.8)	172.5
Prepaid expense	2.5	4.1	20.1	—	26.7	2.7	7.0	15.5	—	25.2
Intercompany receivables	—	1,179.7	—	(1,179.7)	—	—	1,131.1	79.1	(1,210.2)	—
Other current assets	—	2.0	20.0	0.4	22.4	—	3.2	14.6	0.3	18.1
Total current assets	285.6	1,397.0	522.7	(1,182.1)	1,023.2	3.8	1,353.6	465.9	(1,212.7)	610.6
Property, plant, and equipment, net	3.8	61.2	75.3	—	140.3	3.8	60.2	78.0	—	142.0
Intangible assets, net	2.4	181.4	271.1	—	454.9	3.2	196.0	288.1	—	487.3
Goodwill	—	225.0	353.0	—	578.0	—	225.0	356.9	—	581.9
Investment in consolidated subsidiaries	2,266.4	655.2	—	(2,921.6)	—	2,263.1	653.9	—	(2,917.0)	—
Other assets	33.8	20.5	3.1	(25.2)	32.2	15.7	28.2	5.9	(7.0)	42.8
Total Assets	$2,592.0	$2,540.3	$1,225.2	$(4,128.9)	$2,228.6	$2,289.6	$2,516.9	$1,194.8	$(4,136.7)	$1,864.6

Trade accounts payable	$2.6	$59.0	$174.6	$—	$236.2	$—	$62.4	$134.4	$—	$196.8
Liabilities from long-term manufacturing contracts and advances	—	13.5	144.7	—	158.2	—	26.6	99.3	—	125.9
Accrued compensation	6.9	20.8	45.5	—	73.2	7.2	20.1	44.6	—	71.9
Intercompany payables	1,167.0	10.2	5.3	(1,182.5)	—	1,206.2	6.1	—	(1,212.3)	—
Other current liabilities	19.2	45.0	67.1	(9.6)	121.7	19.4	38.9	78.1	0.7	137.1
Total current liabilities	1,195.7	148.5	437.2	(1,192.1)	589.3	1,232.8	154.1	356.4	(1,211.6)	531.7
Long-term debt	619.5	—	—	—	619.5	300.2	—	44.4	—	344.6
Accrued pension and postretirement healthcare	0.8	32.1	98.4	—	131.3	0.7	29.8	90.0	—	120.5
Deferred income taxes	—	24.0	64.8	(15.2)	73.6	0.7	22.9	60.9	(8.1)	76.4
Other long-term liabilities	21.9	12.5	10.7	—	45.1	24.1	14.3	8.9	—	47.3
Total Liabilities	1,837.9	217.1	611.1	(1,207.3)	1,458.8	1,558.5	221.1	560.6	(1,219.7)	1,120.5
Total Hillenbrand Shareholders’ Equity	754.1	2,323.2	598.4	(2,921.6)	754.1	731.1	2,295.8	621.2	(2,917.0)	731.1
Noncontrolling interests	—	—	15.7	—	15.7	—	—	13.0	—	13.0
Total Equity	754.1	2,323.2	614.1	(2,921.6)	769.8	731.1	2,295.8	634.2	(2,917.0)	744.1
Total Liabilities and Equity	$2,592.0	$2,540.3	$1,225.2	$(4,128.9)	$2,228.6	$2,289.6	$2,516.9	$1,194.8	$(4,136.7)	$1,864.6

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2019					Year Ended September 30, 2018					Year Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$22.1	$114.5	$148.7	$(106.4)	$178.9	$221.6	$127.8	$23.2	$(124.3)	$248.3	$79.9	$126.7	$168.3	$(128.7)	$246.2

Investing activities:
Capital expenditures	(1.5)	(10.9)	(13.1)	—	(25.5)	(1.7)	(12.1)	(13.2)	—	(27.0)	(0.7)	(9.7)	(11.6)	—	(22.0)
Proceeds from sales of property, plant, and equipment	—	0.2	—	—	0.2	—	3.4	0.3	—	3.7	—	5.3	0.4	—	5.7
Acquisition of business, net of cash acquired	—	—	(25.9)	—	(25.9)	—	—	—	—	—	—	—	—	—	—
Return of investment capital from affiliates	—	—	—	—	—	—	—	—	—	—	3.2	—	—	—	3.2
Other, net	—	—	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.4)	—	—	(0.4)
Net cash provided by (used in) investing activities	(1.5)	(10.7)	(39.0)	—	(51.2)	(1.7)	(8.8)	(12.9)	—	(23.4)	2.5	(4.8)	(11.2)	—	(13.5)

Financing activities:
Proceeds from long-term debt, net of discount	374.4	—	—	—	374.4	—	—	—	—	—	—	—	—	—	—
Repayments of long-term debt	—	—	—	—	—	(148.5)	—	—	—	(148.5)	(13.5)	—	—	—	(13.5)
Proceeds from revolving credit facility	387.0	—	510.3	—	897.3	586.7	—	510.1	—	1,096.8	289.5	—	529.8	—	819.3
Repayments on revolving credit facility	(438.3)	—	(552.1)	—	(990.4)	(548.3)	—	(517.4)	—	(1,065.7)	(296.5)	—	(656.5)	—	(953.0)
Payment of deferred financing costs	(7.5)	—	—	—	(7.5)	(2.8)	—	—	—	(2.8)	—	—	—	—	—
Payment of dividends - intercompany	—	(100.0)	(6.4)	106.4	—	—	(118.3)	(6.0)	124.3	—	—	(122.6)	(6.1)	128.7	—
Payment of dividends on common stock	(52.6)	—	—	—	(52.6)	(52.1)	—	—	—	(52.1)	(51.9)	—	—	—	(51.9)
Repurchases of common stock	—	—	—	—	—	(61.0)	—	—	—	(61.0)	(28.0)	—	—	—	(28.0)
Proceeds from stock option exercises and other	2.6	—	—	—	2.6	11.2	—	—	—	11.2	16.3	—	—	—	16.3
Payments for employee taxes on net settlement equity awards	(4.2)	—	—	—	(4.2)	(4.1)	—	—	—	(4.1)	(2.6)	—	—	—	(2.6)
Other, net		—	(2.1)	—	(2.1)	—	—	(6.3)	—	(6.3)	—	—	(1.7)	—	(1.7)
Net cash (used in) provided by financing activities	261.4	(100.0)	(50.3)	106.4	217.5	(218.9)	(118.3)	(19.6)	124.3	(232.5)	(86.7)	(122.6)	(134.5)	128.7	(215.1)

Effect of exchange rates on cash and cash equivalents	—	—	(2.3)	—	(2.3)	—	—	(2.7)	—	(2.7)	—	—	(3.6)	—	(3.6)

Net cash flows	282.0	3.8	57.1	—	342.9	1.0	0.7	(12.0)	—	(10.3)	(4.3)	(0.7)	19.0	—	14.0
Cash, cash equivalents and restricted cash at beginning of period	1.1	5.8	49.6	—	56.5	0.1	5.1	61.6	—	66.8	4.4	5.8	42.6	—	52.8
Cash, cash equivalents and restricted cash at end of period	$283.1	$9.6	$106.7	$—	$399.4	$1.1	$5.8	$49.6	$—	$56.5	$0.1	$5.1	$61.6	$—	$66.8

17.             Restructuring

Hillenbrand periodically undergoes restructuring activities in order to enhance profitability through streamlined operations and an improved overall cost structure. The following schedule details the restructuring charges by segment and the classification of those charges on the Consolidated Statements of Income.

	Year Ended September 30,
	2019			2018			2017
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.7	$4.8	$5.5	$0.3	$0.4	$0.7	$0.5	$1.4	$1.9
Batesville	0.5	4.2	4.7	0.5	0.5	1.0	5.5	—	5.5
Corporate	—	—	—	—	0.4	0.4	—	2.1	2.1
Total	$1.2	$9.0	$10.2	$0.8	$1.3	$2.1	$6.0	$3.5	$9.5

The 2019 and 2018 restructuring charges related primarily to severance costs within the Process Equipment Group and Batesville. The 2017 restructuring charges related primarily to the closure of a plant at Batesville and severance costs within each segment. At September 30, 2019, $7.1 of restructuring costs were accrued and are expected to be paid over the next twelve months.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018, AND 2017

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (a)	Balance at End of Period
Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2019	$22.2	$1.9	$(0.2)	$(1.1)	$22.8
Year ended September 30, 2018	$21.6	$3.5	$(0.1)	$(2.8)	$22.2
Year ended September 30, 2017	$21.0	$2.5	$0.1	$(2.0)	$21.6

Allowance for inventory valuation:

Year ended September 30, 2019	$18.2	$1.5	$(0.8)	$(1.1)	$17.8
Year ended September 30, 2018	$19.0	$2.2	$(0.4)	$(2.6)	$18.2
Year ended September 30, 2017	$18.0	$2.4	$0.8	$(2.2)	$19.0

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2019.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 40.

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

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Information about our Executive Officers.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”), which section is incorporated herein by reference. Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2020 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.” Information related to corporate governance of the Company, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees, and transactions in our securities by directors and executive officers, is also available free of charge on or through the “Investors” section of our website at www.hillenbrand.com.

Item 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation of Directors.”

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement, where such information will be included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement, where such information will be included under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 38.

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index

Exhibit 2.1	***
Agreement and Plan of Merger, dated as of July 12, 2019, among Hillenbrand, Inc., Bengal Delaware Holding Corporation and Milacron Holdings Corp. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 16, 2019)

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
Exhibit 4.3
Supplemental Indenture dated as of January 10, 2013, by and among Hillenbrand, Inc., Batesville Casket Company, Inc., Batesville Manufacturing, Inc., Batesville Services, Inc., Coperion Corporation, K-Tron Investment Co., TerraSource Global Corporation, Process Equipment Group, Inc., Rotex Global, LLC, and U.S. Bank National Association, as trustee (the “Trustee”) (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 11, 2013)

Exhibit 4.4
Supplemental Indenture No.3, dated as of September 25, 2019, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)

Exhibit 4.5		Form of the Company’s 4.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.6	*	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act
Exhibit 10.1	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)
Exhibit 10.2	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)
Exhibit 10.3	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)
Exhibit 10.4	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference as Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.5	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.6	**	Employment Agreement dated as of October 1, 2018, between Hillenbrand, Inc. and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.7
Guarantee Facility Agreement dated as of December 3, 2012, by and between Coperion GmbH and Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.8
Guaranty dated as of December 3, 2012, by Hillenbrand, Inc. in favor of Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.9
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

Exhibit 10.11	**	Employment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.12	**	Amendment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.13	**
Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement - Relative Total Shareholder Value, by and between Hillenbrand, Inc. and certain employees including executive officers (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.14	**
Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including its named executive officers (Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed November 13, 2018)

Exhibit 10.15	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.16	**	Hillenbrand, Inc. Second Amended and Restated Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2018)
Exhibit 10.17	**	Employment Agreement dated as of June 18, 2014, by and between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2014)
Exhibit 10.18	**
Cash Award and Repayment Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed November 19, 2014)

Exhibit 10.19	**
Restricted Stock Unit Award Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed November 19, 2014)

Exhibit 10.20
Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 19, 2014)

Exhibit 10.21
Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2014)

Exhibit 10.22
Amendment No. 3 to Private Shelf Agreement, dated March 24, 2016, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2016)

Exhibit 10.23
Second Amended and Restated Credit Agreement, dated as of December 8, 2017, among Hillenbrand, Inc., the subsidiary borrowers and subsidiary guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017)

Exhibit 10.24
Amendment No. 4 to the Private Shelf Agreement, dated as of December 8, 2017, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2017)

Exhibit 10.25
Syndicated L/G Facility Agreement, dated as of March 8, 2018, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed March 9, 2018)

Exhibit 10.26	**
Employment Agreement dated as of June 18, 2018, by and between Hillenbrand, Inc. and J. Michael Whitted (Incorporated by reference as Exhibit 10.33 to Annual Report on Form 10-K filed November 13, 2018)

Exhibit 10.27	**
Employment Agreement dated as of September 7, 2015, by and between Batesville Services, Inc. and Christopher Trainor (Incorporated by reference as Exhibit 10.34 to Annual Report on Form 10-K filed November 13, 2018)

Exhibit 10.28
Third Amended and Restated Credit Agreement, dated as of August 28, 2019, among Hillenbrand, Inc., the subsidiary borrowers and subsidiary guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 4, 2019)

Exhibit 10.29
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of October 8, 2019, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2019)

Exhibit 10.30
Amendment No. 5 to Private Shelf Agreement, dated as of September 4, 2019, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 4, 2019)

Exhibit 10.31
Amended and Restated Agreement, dated as of September 4, 2019, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.3 to Current Report on Form 8-K filed September 4, 2019)

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
Exhibit 101
The following materials from the Hillenbrand, Inc. Annual Report on Form 10-K for the year ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income for the years ended September 30, 2019, 2018, and 2017, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheet for the years ended September 30, 2019 and 2018, (iv) Consolidated Statement of Cash Flows for the years ended September 30, 2019, 2018, and 2017, (v) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2019, 2018, and 2017, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.
***
Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Hillenbrand hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND, INC.

By:	/s/ Joe A. Raver
Joe A. Raver
President and Chief Executive Officer
November 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Joseph Loughrey	Chairperson of the Board	November 13, 2019
F. Joseph Loughrey

/s/ Joe A. Raver	President, Chief Executive Officer, and Director	November 13, 2019
Joe A. Raver	(Principal Executive Officer)

/s/ Kristina A. Cerniglia	Senior Vice President and Chief Financial Officer	November 13, 2019
Kristina A. Cerniglia	(Principal Financial Officer)

/s/ Timothy C. Ryan	Vice President, Controller, and Chief Accounting	November 13, 2019
Timothy C. Ryan	Officer (Principal Accounting Officer)

/s/ Edward B. Cloues II	Director	November 13, 2019
Edward B. Cloues II

/s/ Gary L. Collar	Director	November 13, 2019
Gary L. Collar

/s/ Helen W. Cornell	Director	November 13, 2019
Helen W. Cornell

/s/ Joy M. Greenway	Director	November 13, 2019
Joy M. Greenway

/s/ Daniel C. Hillenbrand	Director	November 13, 2019
Daniel C. Hillenbrand

/s/ Thomas H. Johnson	Director	November 13, 2019
Thomas H. Johnson

/s/ Neil S. Novich	Director	November 13, 2019
Neil S. Novich

/s/ Stuart A. Taylor II	Director	November 13, 2019
Stuart A. Taylor II