Form 10-Q
period 2019-12-31
Hillenbrand, Inc.
filed 2020-02-06
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

The registrant had 74,718,686 shares of common stock, no par value per share, outstanding as of January 31, 2020.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2019	2018
Net revenue	$566.9	$410.3
Cost of goods sold	395.1	263.3
Gross profit	171.8	147.0
Operating expenses	157.4	90.7
Amortization expense	14.8	7.8
Interest expense	14.7	5.5
Other income, net	1.9	0.5
(Loss) income before income taxes	(13.2)	43.5
Income tax (benefit) expense	(12.4)	14.5
Consolidated net (loss) income	(0.8)	29.0
Less: Net income attributable to noncontrolling interests	2.3	0.7
Net (loss) income attributable to Hillenbrand	$(3.1)	$28.3

Net (loss) income attributable to Hillenbrand — per share of common stock:
Basic (loss) earnings per share	$(0.05)	$0.45
Diluted (loss) earnings per share	$(0.05)	$0.45
Weighted average shares outstanding (basic)	68.4	62.9
Weighted average shares outstanding (diluted)	68.4	63.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2019	2018
Consolidated net (loss) income	$(0.8)	$29.0
Changes in other comprehensive income (loss), net of tax
Currency translation adjustment	17.3	(4.9)
Pension and postretirement (net of tax of $0.5 and $0.1)	1.1	0.2
Change in net unrealized gain (loss) on derivative instruments (net of tax of $0.2 and $1.7)	1.4	(5.2)
Total changes in other comprehensive income (loss), net of tax	19.8	(9.9)
Consolidated comprehensive income	19.0	19.1
Less: Comprehensive income attributable to noncontrolling interests	2.2	0.9
Comprehensive income attributable to Hillenbrand	$16.8	$18.2

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2019 (unaudited)	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$142.4	$399.0
Trade receivables, net	344.3	217.4
Receivables from long-term manufacturing contracts	205.9	181.1
Inventories, net	442.1	176.6
Prepaid expenses and other current assets	87.4	49.1
Total current assets	1,222.1	1,023.2
Property, plant, and equipment, net	398.1	140.3
Operating lease right-of-use assets	172.5	—
Intangible assets, net	1,317.7	454.9
Goodwill	1,256.9	578.0
Other long-term assets	53.4	32.2
Total Assets	$4,420.7	$2,228.6

LIABILITIES
Current Liabilities
Trade accounts payable	$349.0	$236.2
Liabilities from long-term manufacturing contracts and advances	183.1	158.2
Current portion of long-term debt	42.1	—
Accrued compensation	86.2	73.2
Other current liabilities	219.4	121.7
Total current liabilities	879.8	589.3
Long-term debt	1,822.6	619.5
Accrued pension and postretirement healthcare	162.0	131.3
Operating lease liabilities	137.1	—
Deferred income taxes	215.4	73.6
Other long-term liabilities	60.0	45.1
Total Liabilities	3,276.9	1,458.8

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 63.9 shares issued, 74.7 and 62.7 shares outstanding)	—	—
Additional paid-in capital	712.9	345.3
Retained earnings	586.5	599.5
Treasury stock (1.1 and 1.2 shares)	(45.6)	(50.1)
Accumulated other comprehensive loss	(126.7)	(140.6)
Hillenbrand Shareholders’ Equity	1,127.1	754.1
Noncontrolling interests	16.7	15.7
Total Shareholders’ Equity	1,143.8	769.8

Total Liabilities and Shareholders’ Equity	$4,420.7	$2,228.6

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended December 31,
	2019	2018
Operating Activities
Consolidated net (loss) income	$(0.8)	$29.0
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	25.9	14.1
Deferred income taxes	(29.0)	5.3
Amortization of deferred financing costs	0.5	0.1
Share-based compensation	2.3	1.9
Settlement of Milacron share-based equity awards	5.9	—
Trade accounts receivable and receivables from long-term manufacturing contracts	(9.4)	15.7
Inventories	26.3	(8.9)
Prepaid expenses and other current assets	14.5	1.9
Trade accounts payable	(1.8)	(0.6)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(21.3)	(9.7)
Income taxes payable	6.5	(12.1)
Defined benefit plan and postretirement funding	(2.7)	(2.3)
Defined benefit plan and postretirement expense	1.5	0.8
Other, net	(0.6)	0.3
Net cash provided by operating activities	17.8	35.5

Investing Activities
Capital expenditures	(6.3)	(3.6)
Proceeds from sales of property, plant, and equipment	13.3	—
Acquisition of businesses, net of cash acquired	(1,503.1)	(26.2)
Net cash used in investing activities	(1,496.1)	(29.8)

Financing Activities
Proceeds from issuance of long-term debt	725.0	—
Repayments on long-term debt	(9.1)	—
Proceeds from revolving credit facilities	747.5	160.2
Repayments on revolving credit facilities	(222.5)	(139.6)
Payment of deferred financing costs	(5.4)	—
Payments of dividends on common stock	(15.8)	(13.1)
Proceeds from stock option exercises	0.2	0.3
Payments for employee taxes on net settlement equity awards	(1.8)	(4.1)
Other, net	3.3	(0.9)
Net cash provided by financing activities	1,221.4	2.8

Effect of exchange rates on cash and cash equivalents	0.4	0.3

Net cash flows	(256.5)	8.8

Cash, cash equivalents, and restricted cash:
At beginning of period	399.4	56.5
At end of period	$142.9	$65.3

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$142.4	$64.8
Short-term restricted cash included in other current assets	0.5	0.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$142.9	$65.3

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended December 31, 2019
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2019	63.9	$345.3	$599.5	1.2	$(50.1)	$(140.6)	$15.7	$769.8
Total other comprehensive income (loss), net of tax	—	—	—	—	—	19.9	(0.1)	19.8
Net (loss) income	—	—	(3.1)	—	—	—	2.3	(0.8)
Issuance/retirement of stock for stock awards/options	—	(6.1)	—	(0.1)	4.5	—	—	(1.6)
Share-based compensation	—	2.3	—	—	—	—	—	2.3
Dividends ($0.2125 per share)	—	0.1	(15.9)	—	—	—	(1.2)	(17.0)
Common stock issued to acquire Milacron (see Note 4)	11.9	371.3	—	—	—	—	—	371.3
Reclassification of certain income tax effects (1)	—	—	6.0	—	—	(6.0)	—	—
Balance at December 31, 2019	75.8	$712.9	$586.5	1.1	$(45.6)	$(126.7)	$16.7	$1,143.8

	Three Months Ended December 31, 2018
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2018	63.9	$351.4	$531.0	1.6	$(67.1)	$(84.2)	$13.0	$744.1
Total other comprehensive (loss) income, net of tax	—	—	—	—	—	(10.1)	0.2	(9.9)
Net income	—	—	28.3	—	—	—	0.7	29.0
Issuance/retirement of stock for stock awards/options	—	(11.7)	—	(0.2)	7.9	—	—	(3.8)
Share-based compensation	—	1.9	—	—	—	—	—	1.9
Dividends ($0.2100 per share)	—	0.1	(13.2)	—	—	—	(1.0)	(14.1)
Other	—	—	0.2	—	—	—	—	0.2
Balance at December 31, 2018	63.9	$341.7	$546.3	1.4	$(59.2)	$(94.3)	$12.9	$747.4

(1)
Income tax effects of the Tax Act (as defined in Note 2) were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 2 for more information.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.	Background and Basis of Presentation

Hillenbrand, Inc. (the “Company” or “Hillenbrand”) is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world.  The Company strives to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes the Company’s mission, vision, values, and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make the Company’s businesses both bigger and better.  The Company’s goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

On July 12, 2019, Hillenbrand entered into a definitive agreement (the “Merger Agreement”) to acquire Milacron Holdings Corp. (“Milacron”) in a cash and stock merger transaction. The Company completed the acquisition on November 21, 2019 through a merger of its wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron’s common stock that was issued and outstanding after the merger. The Consolidated Financial Statements as of and for the three months ended December 31, 2019 include the financial results of Milacron from the date of acquisition. See Note 4 for further information on the acquisition.

Hillenbrand’s portfolio is composed of three reportable business segments:  the Process Equipment Group, Milacron®, and Batesville®.  The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world. Milacron is a global leader in highly engineered and customized systems in plastics technology and processing. Batesville is a recognized leader in the death care industry in North America. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries within this Form 10-Q unless context otherwise requires.

The accompanying unaudited Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries.  They also include two subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with United States generally accepted accounting principles (“GAAP”).  The unaudited Consolidated Financial Statements have been prepared on the same basis as, and should be read in conjunction with, the audited Consolidated Financial Statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2019, as filed with the SEC. In the opinion of management, these Consolidated Financial Statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented. The interim period results are subject to variation and are not necessarily indicative of the results of operations to be expected for the full fiscal year.

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the percentage-of-completion method, preliminary purchase price allocations, and the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

2.	Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for 2019, except as described below.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a right of use asset and related lease liability for leases that have terms of more than twelve months. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance, with the classifications based on criteria that are similar to those applied under the current lease guidance, without the explicit bright lines. ASU 2016-02 became effective for the Company’s fiscal year that began on October 1, 2019. The Company adopted ASU 2016-02 under the allowable transition method to use the effective date as the date of initial application on transition without adjusting the comparative periods presented (modified retrospective method).

At transition, the Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. Additionally, ASU 2016-02 also provides practical expedients for an entity’s ongoing accounting. The Company elected to not separate lease and non-lease components. Additionally, the Company will not recognize an asset for leases with a term of twelve months or less and will apply a portfolio approach in determining discount rates.

The Company surveyed its businesses, assessed its portfolio of leases, and compiled a central repository of all leases. Additionally, the Company identified and implemented appropriate changes to policies, procedures, and controls pertaining to existing and future lease arrangements to support recognition and disclosure requirements under ASU 2016-02. As a result of the adoption of ASU 2016-02, the Company recorded right-of-use assets of $172.5 and corresponding lease liabilities of $170.0 for its operating leases at December 31, 2019. Approximately $41.0 of the right-of-use assets and $39.0 of the corresponding lease liabilities were recorded in connection with the Milacron acquisition. The adoption of ASU 2016-02 did not have a material impact to the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. See Note 6 for additional information.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) from accumulated other comprehensive loss to retained earnings. The Company adopted ASU 2018-02 on October 1, 2019, which resulted in a decrease to accumulated other comprehensive loss and an increase to retained earnings of $6.0 each on the Consolidated Balance Sheets, primarily related to deferred taxes previously recorded for pension and other postretirement benefits. The adoption of ASU 2018-02 did not have an impact to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 will be effective for the Company’s fiscal year beginning on October 1, 2020. The Company is currently evaluating the impact that ASU 2016-13 will have on the Consolidated Financial Statements.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the Consolidated Financial Statements.

3.	Revenue Recognition

Net revenue includes gross revenue less sales discounts, customer rebates, sales incentives, and product returns, all of which require the Company to make estimates for the portion of these allowances that have yet to be credited or paid to customers. The Company estimates these allowances using the expected value method, which is based upon historical rates and projections of customer purchases toward contractual rebate thresholds.

Contract balances

The balance in receivables from long-term manufacturing contracts at December 31, 2019 and September 30, 2019 was $205.9 and $181.1, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at December 31, 2019 and September 30, 2019 was $183.1 and $158.2, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The revenue recognized for the three months ended December 31, 2019 and 2018 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2019 and 2018 was $55.3 and $78.0, respectively. During the three months ended December 31, 2019 and 2018, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of December 31, 2019, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog as defined in Item 2 of this Form 10-Q, for the Company was $1,047.7. Approximately 85% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

As a result of completing the acquisition of Milacron during the current year, the Company now sells products in the following additional end markets: custom molders, automotive, consumer goods, packaging, electronics, and construction. The following tables present net revenue by end market, which include reclassifications in the prior year period to conform to the current year presentation:

	Three Months Ended December 31, 2019
	Process Equipment Group	Milacron	Batesville	Total
Revenue by End Market
Plastics	$202.0	$—	$—	$202.0
Automotive	—	25.0	—	25.0
Chemicals	24.4	—	—	24.4
Consumer goods	—	18.4	—	18.4
Food and pharmaceuticals	18.0	—	—	18.0
Custom molders	—	16.8	—	16.8
Construction	—	16.8	—	16.8
Packaging	—	13.8	—	13.8
Minerals and mining	13.3	—	—	13.3
Electronics	—	8.3	—	8.3
Death care	—	—	127.0	127.0
Other industrial	48.9	34.2	—	83.1
Total	$306.6	$133.3	$127.0	$566.9

	Three Months Ended December 31, 2018
	Process Equipment Group	Batesville	Total
Revenue by End Market
Plastics	$160.9	$—	$160.9
Chemicals	29.6	—	29.6
Minerals and mining	28.0	—	28.0
Food and pharmaceuticals	16.5	—	16.5
Death care	—	128.1	128.1
Other industrial	47.2	—	47.2
Total	$282.2	$128.1	$410.3

The following tables present net revenue by products and services:

	Three Months Ended December 31, 2019
	Process Equipment Group	Milacron	Batesville	Total
Products and Services
Equipment	$206.0	$82.2	$—	$288.2
Parts and services	100.6	32.2	—	132.8
Death care	—	—	127.0	127.0
Other	—	18.9	—	18.9
Total	$306.6	$133.3	$127.0	$566.9

	Three Months Ended December 31, 2018
	Process Equipment Group	Batesville	Total
Products and Services
Equipment	$183.4	$—	$183.4
Parts and services	98.8	—	98.8
Death care	—	128.1	128.1
Total	$282.2	$128.1	$410.3

The following tables present net revenue by timing of transfer:

	Three Months Ended December 31, 2019
	Process Equipment Group	Milacron	Batesville	Total
Timing of Transfer
Point in time	$147.3	$133.3	$127.0	$407.6
Over time	159.3	—	—	159.3
Total	$306.6	$133.3	$127.0	$566.9

	Three Months Ended December 31, 2018
	Process Equipment Group	Batesville	Total
Timing of Transfer
Point in time	$163.7	$128.1	$291.8
Over time	118.5	—	118.5
Total	$282.2	$128.1	$410.3

4.	Business Acquisitions

Acquisition of Milacron

Background

On November 21, 2019, the Company completed the acquisition of Milacron, a global leader in highly engineered and customized systems in plastic technology and processing, through a merger of its wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock that was issued and outstanding after the acquisition. The acquisition provides Hillenbrand with increased scale and meaningful product diversification, enhancing its ability to serve customers with expanded capabilities across the plastics value chain.

The results of Milacron are currently reported separately in its own reportable segment. See Note 17 for further information.

Purchase price consideration

As a result of the acquisition, Milacron stockholders received $11.80 in cash per share and a fixed exchange ratio of 0.1612 shares of Hillenbrand common stock for each share of Milacron common stock they owned, with cash paid in lieu of fractional shares. In addition, concurrent with the closing of the acquisition, the Company made a cash payment of $772.9 to repay outstanding Milacron debt, including accrued interest. The Company funded the acquisition through a combination of cash on hand, new debt financing, and the issuance of common stock. See Note 8 for a discussion of the debt financing.

Pursuant to the Merger Agreement, certain of Milacron’s outstanding stock options, restricted stock awards, restricted stock unit awards, and performance stock unit awards immediately vested and converted into the right to receive $11.80 per share in cash and 0.1612 shares of Hillenbrand common stock per share. Additionally, certain of Milacron’s stock appreciation rights were canceled and converted into the right to receive a lump sum cash payment. The fair value of share-based equity awards was apportioned between purchase price consideration and immediate expense. The portion of the fair value of partially vested awards associated with pre-acquisition service of Milacron employees represented a component of the total purchase price consideration, while the remaining portion of the fair value was immediately recognized as expense within operating expenses in the Consolidated Statements of Operations during the three months ended December 31, 2019.

The following table summarizes the aggregate purchase price consideration to acquire Milacron:

Cash consideration paid to Milacron stockholders	$835.9
Repayment of Milacron debt, including accrued interest	772.9
Cash consideration paid to settle outstanding share-based equity awards	34.2
Total cash consideration	1,643.0
Fair value of Hillenbrand common stock issued to Milacron stockholders (1)	356.9
Stock consideration issued to settle outstanding share-based equity awards (1)	14.4
Total consideration transferred	2,014.3
Portion of cash settlement of outstanding share-based equity awards recognized as expense (2)	(14.1)
Portion of stock settlement of outstanding share-based equity awards recognized as expense (2)	(5.9)
Total purchase price consideration	$1,994.3

(1)
The fair value of the 11.4 million shares of Hillenbrand’s common stock issued as of the acquisition date was determined based on a per share price of $31.26, which was the closing price of the Hillenbrand’s common stock on November 20, 2019, the last trading day before the acquisition closed on November 21, 2019. This includes a nominal amount of cash paid in lieu of fractional shares. Additionally, 0.5 million shares of Hillenbrand’s common stock were issued to settle certain of Milacron’s outstanding share-based equity awards, as previously discussed.

(2)
In total, $20.0 was immediately recognized as expense within operating expenses on the Consolidated Statements of Operations during the three months ended December 31, 2019, which represents the portion of the fair value of outstanding share-based equity awards that was not associated with pre-acquisition service of Milacron employees, as previously discussed.

Purchase price allocation

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition.  None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes preliminary estimates of fair values of the assets acquired and liabilities assumed as of the acquisition date:

November 21, 2019
Assets acquired:
Cash and cash equivalents	$125.8
Trade receivables	135.5
Inventories	288.7
Prepaid expense and other current assets	64.3
Property, plant, and equipment	262.9
Operating lease right-of-use assets	41.3
Identifiable intangible assets	865.0
Goodwill	666.5
Other long-term assets	22.6
Total assets acquired	2,472.6

Liabilities assumed:
Trade accounts payable	110.2
Liabilities from long-term manufacturing contracts and advances	32.7
Accrued compensation	23.2
Other current liabilities	72.2
Accrued pension and postretirement healthcare	29.4
Deferred income taxes	166.3
Operating lease liabilities - long-term	31.2
Other long-term liabilities	13.1
Total liabilities assumed	478.3

Total purchase price consideration	$1,994.3

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as the 12 months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed at the acquisition date throughout the remainder of the measurement period.
The preliminary purchase price allocation included $865.0 of acquired identifiable intangible assets. The preliminary fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis with the cash flow projections. The cash flows are based on estimates used to price the Milacron acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return to the Company’s pricing model and the weighted average cost of capital. Definite-lived intangible assets are being amortized over the estimated useful life on a straight-line basis.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the Company post acquisition of Milacron.  In addition, Hillenbrand reviewed certain technological trends and considered the relative stability in the current Milacron customer base.

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$555.0	19 years
Trade names	205.0	Indefinite
Technology, including patents	95.0	10 years
Backlog	10.0	3 months
Total	$865.0

The Company is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business acquisitions). The working capital assets and liabilities, as well as the property and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement.  Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, and specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

Impact on results of operations

The results of Milacron’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the November 21, 2019 acquisition date. The following table provides the results of operations for Milacron included in Hillenbrand’s Consolidated Statements of Operations for the current period:

Three Months Ended December 31, 2019
Net revenue	$133.3
Income before income taxes	0.7

In connection with the acquisition of Milacron, the Company incurred a total of $53.8 of business acquisition and integration costs for the three months ended December 31, 2019, which were recorded within operating expenses in the Consolidated Statements of Operations.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the Milacron acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that Hillenbrand believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the Milacron acquisition had occurred on October 1, 2018 to give effect to certain events that Hillenbrand believes to be directly attributable to the Milacron acquisition. These pro forma adjustments primarily include:

•	an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets;

•	an adjustment to interest expense to reflect the additional borrowings of Hillenbrand and the repayment of Milacron’s historical debt in conjunction with the acquisition;

•
an adjustment to remove business acquisition and integration costs, inventory step-up costs, and backlog amortization during the three months ended December 31, 2019, as these costs are non-recurring in nature and will not have a continuing effect on Hillenbrand’s results; and

•	the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended December 31,
	2019	2018
Net revenue	$682.6	$699.9
Net income attributable to Hillenbrand	20.6	30.9

Net income attributable to Hillenbrand — per share of common stock:
Basic earnings per share	$0.27	$0.41
Diluted earnings per share	0.27	0.41

Sale of Milacron facility

In December 2019, the Company completed the sale of a Milacron manufacturing facility located in Germany. As a result of the sale, the Company received net cash proceeds of $13.1. There was no material impact to the Consolidated Statement of Operations resulting from the sale of the facility.

Acquisition of Burnaby Machine and Mill Equipment Ltd.

During the three months ended December 31, 2018, the Company completed the acquisition of Burnaby Machine and Mill Equipment Ltd. (“BM&M”) for $26.2 in cash, which included post-closing working capital adjustments. The Company used its revolving credit facility to fund the acquisition.  Based in Canada, BM&M provides high-speed gyratory screeners for a variety of industries. The results of BM&M are reported in the Process Equipment Group reportable segment.

5.	Supplemental Consolidated Balance Sheet Information

	December 31, 2019	September 30, 2019
Trade accounts receivable reserves	$26.2	$22.8

Accumulated depreciation on property, plant, and equipment	$316.1	$309.0

Inventories:
Raw materials and components	$144.9	$72.3
Work in process	85.3	44.0
Finished goods	211.9	60.3
Total inventories	$442.1	$176.6

The Company had restricted cash of $0.5 and $0.4 recorded within other current assets in the Consolidated Balance Sheets at December 31, 2019 and September 30, 2019, respectively.

6.	Leases

The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of December 31, 2019. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have elected an accounting policy to combine lease and non-lease components for all leases.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate is generally not readily determinable for most leases, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Leases may include renewal options, and the renewal option is included in the lease term if the Company concludes that it is reasonably certain that the option will be exercised. A certain number of the Company’s leases contain rent escalation clauses, either fixed or adjusted periodically for inflation of market rates, that are factored into the calculation of lease payments to the extent they are fixed and determinable at lease inception. The Company also has variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable costs when incurred.

For the three months ended December 31, 2019, the Company recognized $8.0 of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial in the quarter.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases.

December 31, 2019
Operating lease right-of-use assets	$172.5

Other current liabilities	$32.9
Operating lease liabilities	137.1
Total operating lease liabilities	$170.0

Weighted-average remaining lease term (in years)	7.9

Weighted-average discount rate	2.2%

As of December 31, 2019, the maturities of the Company’s operating lease liabilities were as follows:

2020 (excluding the three months ended December 31, 2019)	$27.4
2021	32.8
2022	28.0
2023	22.8
2024	15.4
Thereafter	57.8
Total lease payments	184.2
Less: imputed interest	(14.2)
Total present value of lease payments	$170.0

Supplemental Consolidated Statement of Cash Flow information is as follows:

Three Months Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$8.0
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	13.3

7.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. With the exception of most trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which the Company expects to receive future economic benefits from these assets. The Company assesses the carrying value of most trade names annually, or more often if events or changes in circumstances indicate there may be an impairment.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	1,026.3	(179.4)	464.2	(169.2)
Technology, including patents	173.0	(52.2)	76.8	(49.4)
Software	65.4	(53.1)	58.7	(51.7)
Backlog	10.0	(4.2)	—	—
Other	0.1	(0.1)	0.2	(0.2)
	1,275.0	(289.2)	600.1	(270.7)
Indefinite-lived assets:
Trade names	331.9	—	125.5	—

Total	$1,606.9	$(289.2)	$725.6	$(270.7)

The net change in intangible assets during the three months ended December 31, 2019 was driven primarily by the acquisition of Milacron, which included acquired intangible assets of $865.0, normal amortization, and foreign currency adjustments. See Note 4 for further information on the acquisition of Milacron. Estimated amortization expense related to intangible assets for the next five years is: $72.7 in 2020 (includes three months actual and nine months estimated), $68.7 in 2021, $67.7 in 2022, $67.3 in 2023, and $67.1 in 2024.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units within the reportable segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level. There were no goodwill impairment charges during the three months ended December 31, 2019 and 2018.

The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the three months ended December 31, 2019.

	Process Equipment Group	Milacron	Batesville	Total
Balance as of September 30, 2019	$569.7	$—	$8.3	$578.0
Acquisition (see Note 4)	1.7	666.5	—	668.2
Foreign currency adjustments	8.4	2.3	—	10.7
Balance as of December 31, 2019	$579.8	$668.8	$8.3	$1,256.9

8.	Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of the dates reported in the Consolidated Balance Sheets.

	December 31, 2019	September 30, 2019
$900.0 revolving credit facility (excluding outstanding letters of credit)	$525.0	$—
$500.0 term loan facility (1)	492.2	—
$375.0 senior unsecured notes, net of discount (2)	370.2	370.1
$225.0 term loan facility (3)	221.7	—
$150.0 senior unsecured notes, net of discount (4)	149.8	149.7
$100.0 Series A Notes (5)	99.7	99.7
Other	6.1	—
Total debt	1,864.7	619.5
Less: current portion	42.1	—
Total long-term debt	$1,822.6	$619.5

(1)	Includes debt issuance costs of $1.5 at December 31, 2019.

(2)	Includes debt issuance costs of $4.2 and $4.3 at December 31, 2019 and September 30, 2019, respectively.

(3)	Includes debt issuance costs of $0.5 at December 31, 2019.

(4)	Includes debt issuance costs of $0.1 and $0.2 at December 31, 2019 and September 30, 2019, respectively.

(5)	Includes debt issuance costs of $0.3 and $0.3 at December 31, 2019 and September 30, 2019, respectively.

Financing for Milacron Acquisition

Upon completing the acquisition of Milacron on November 21, 2019, Hillenbrand incurred borrowings under its two term loans in aggregate principal amounts of $500.0 and $225.0 (the “Term Loan Facilities”), which are provided for under the Company’s Third Amended and Restated Credit Agreement dated August 28, 2019 and subsequently amended on October 8, 2019 and January 10, 2020 (the “Credit Agreement”). The $500.0 term loan matures on the fifth anniversary of the date on which it was borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, 7.5% in each of years 3 and 4, and 10% in year 5) and the $225.0 term loan matures on the third anniversary of the date on which it was borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, and 7.5% in year 3). The $500.0 term loan accrues interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 1.875% for term loans bearing interest at the LIBO Rate and 0.0% to 0.875% for term loans bearing interest at the Alternate Base Rate. The $225.0 term loan accrues interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate plus a margin based on the Company’s leverage ratio, ranging from 0.875% to 1.75% for term loans bearing interest at the LIBO Rate and 0.0% to 0.75% for term loans bearing interest at the Alternate Base Rate. For the period since the acquisition, the weighted average interest rates were 3.49% for the $500.0 term loan and 3.37% for the $225.0 term loan. Deferred financing costs of $2.0 are being amortized to interest expense over the respective terms of the Term Loan Facilities.

In addition to the Term Loan Facilities, Hillenbrand incurred $650.0 of additional borrowings from its revolving credit facility under the Credit Agreement (the “Revolver”) at the closing of the Milacron acquisition. The additional borrowings under the Term Loan Facilities and the Revolver, in addition to the $375.0 of senior unsecured notes issued during the quarter ended September 30, 2019, were used to pay a portion of the cash consideration in connection with the acquisition of Milacron, fees and expenses related to the acquisition, and to repay certain indebtedness of Milacron and its subsidiaries upon closing the acquisition.

With respect to the Revolver, the Company made repayments subsequent to the closing date of the acquisition of Milacron, resulting in an outstanding balance of $525.0 as of December 31, 2019. As of December 31, 2019, the Company had $8.3 in outstanding letters of credit issued and $366.7 of maximum borrowing capacity under the Revolver. $361.5 of this borrowing capacity was immediately available based on the Company’s most restrictive covenant at December 31, 2019. The weighted-average interest rates on borrowings under the Revolver were 3.13% for the three months ended December 31, 2019, and 2.37% for the same period in the prior year. The weighted average facility fee was 0.17% for the three months ended December 31, 2019, and 0.11% for the same period in the prior year.

Other credit arrangements

In the normal course of business, operating companies within the Process Equipment Group and Milacron reportable segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of December 31, 2019, the Company had credit arrangements totaling $344.2, under which $249.3 was used for this purpose. These arrangements include the Company’s Syndicated Letter of Guarantee Facility (as amended, the “L/G Facility Agreement”) and other ancillary credit facilities. On January 10, 2020, the L/G Facility Agreement was amended to expand the size of the existing €150.0 facility by an additional €25.0.

Covenants related to current financing agreements

The Credit Agreement, the L/G Facility Agreement, and the Series A Notes pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), contain the following financial covenants: a maximum ratio of Indebtedness (as defined in the agreements) to EBITDA (as further defined in the agreements, the “Leverage Ratio”) of 3.5 to 1.0 including the application of cash as a reduction of Indebtedness (subject to certain limitations); a maximum Leverage Ratio resulting from an acquisition in excess of $75.0 of 4.0 to 1.0 for a period of three consecutive quarters following such acquisition; and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.0 to 1.0.

On January 10, 2020, with a retroactive effective date of December 31, 2019, the Company amended the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement to, among other things, (i) increase the maximum permitted leverage ratio to (A) 4.50 to 1.00 for the fiscal quarters ending December 31, 2019 and March 31, 2020, (B) 4.25 to 1.00 for the fiscal quarter ending June 30, 2020, (C) 4.00 to 1.00 for the fiscal quarter ending September 30, 2020, (D) 3.75 to 1.00 for the fiscal quarter ending December 31, 2020, and (E) 3.50 to 1.00 for the fiscal quarter ending March 31, 2021 and each fiscal quarter ending thereafter and (ii) add additional pricing levels to compensate for the increase in permitted leverage ratios.

As of December 31, 2019, Hillenbrand was in compliance with all covenants under these agreements. Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the $375.0 and $150.0 senior unsecured notes, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement each contain certain other customary covenants, representations and warranties and events of default. The indentures governing both the $375.0 and$150.0 senior unsecured notes do not limit the Company’s ability to incur additional indebtedness. They do, however, contain certain covenants that restrict the Company’s ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the senior unsecured notes with remedies if the Company fails to perform specific obligations. As of December 31, 2019, Hillenbrand was in compliance with all covenants and there were no events of default.

9.	Retirement Benefits

Defined Benefit Plans

In connection with the Milacron acquisition, the Company acquired three noncontributory defined benefit plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. The aggregate fair value of the liability assumed for these defined benefit plans was $30.7 at November 21, 2019. Contributions to these plans are expected to approximate benefit payments each year.

Components of net periodic pension cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2019	2018	2019	2018
Service costs	$0.4	$0.6	$0.6	$0.3
Interest costs	2.0	2.6	0.2	0.3
Expected return on plan assets	(3.2)	(3.3)	(0.1)	(0.1)
Amortization of net loss	1.2	0.2	0.4	0.2
Net periodic pension cost	$0.4	$0.1	$1.1	$0.7

Defined Contribution Plans

In connection with the Milacron acquisition, the Company assumed a defined contribution plan (the “401(k) Plan”) for eligible U.S. employees and defined contribution plans for eligible employees at certain foreign subsidiaries. For the 401(k) Plan, eligible employees are permitted to contribute a percentage of their compensation and employees are immediately vested in their voluntary contributions. The Company’s contributions to the 401(k) Plan are based on matching a portion of the employee contributions and employees become vested in the Company contributions once they attain a year of credited service. For the assumed foreign plans, employees are immediately vested in both their voluntary and company matching contributions.

Expenses related to the Company’s defined contribution plans were $3.3 and $2.8 for the three months ended December 31, 2019 and 2018, respectively.

10.	Income Taxes

The effective tax rates for the three months ended December 31, 2019 and 2018 were 93.9% and 33.3%, respectively. Due to the current quarter net loss position, the tax benefit recognized from the revaluation of current and deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions significantly increased the tax rate, partially offset by the impact of nondeductible expenses associated with the Milacron acquisition. The change in the effective tax rate compared to the prior year was also impacted by the prior year increase in the reserve for unrecognized tax benefits that did not recur in the current year.

The acquisition of Milacron was completed as a taxable acquisition of the outstanding common stock of Milacron. In connection with the acquisition, the Company recorded a net deferred tax liability of $110.9 associated with the difference between the financial accounting basis and the tax basis in the acquired assets and liabilities assumed. Included in the acquired deferred taxes were deferred tax assets for the carryforward of Milacron’s tax net operating losses from federal, state, and foreign tax jurisdictions of $62.7, which were partially offset by the recognition of preliminary valuation allowances of $26.7 related to the estimated realizability of these items. The utilization of the acquired U.S. federal and state net operating losses to reduce Hillenbrand’s taxable income will be limited annually under Section 382 of the Internal Revenue Code. The Section 382 limitation analysis is in process as part of purchase accounting finalization and was not completed as of December 31, 2019. Additionally, Hillenbrand incurred transaction costs of $53.8, inclusive of the settlement of share-based equity awards, associated with the acquisition of Milacron. A preliminary estimate of the nondeductible portion of these costs has been determined to be approximately $24.7 and recognized as an adjustment to the forecasted tax rate for the year. As the Company continues to analyze the tax attributes of the acquisition, it will revise these preliminary estimates and appropriately record the impact of any changes in estimates.

11.	Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  At December 31, 2019 and 2018, potential dilutive effects, representing approximately 256,000 and 400,000 shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2019	2018
Net (loss) income attributable to Hillenbrand	$(3.1)	$28.3
Weighted average shares outstanding (basic - in millions) (1)	68.4	62.9
Effect of dilutive stock options and other unvested equity awards (in millions) (2)	—	0.6
Weighted average shares outstanding (diluted - in millions)	68.4	63.5

Basic (loss) earnings per share	$(0.05)	$0.45
Diluted (loss) earnings per share	$(0.05)	$0.45

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	2.4	0.7

(1)
The increase in weighted average shares outstanding during the current quarter was due to 11.9 million of additional shares issued on November 21, 2019 in connection with the acquisition of Milacron. See Note 4 for further information.

(2)
As a result of the net loss attributable to Hillenbrand during the three months ended December 31, 2019, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted EPS calculation.

12.	Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)
Other comprehensive income (loss) before reclassifications
Before tax amount	—	17.4	1.3	18.7	$(0.1)	$18.6
Tax expense	—	—	(0.3)	(0.3)	—	(0.3)
After tax amount	—	17.4	1.0	18.4	(0.1)	18.3
Amounts reclassified from accumulated other comprehensive loss(1)	1.1	—	0.4	1.5	—	1.5
Net current period other comprehensive income (loss)	1.1	17.4	1.4	19.9	(0.1)	$19.8
Reclassification of certain income tax effects (2)	(6.0)	—	—	(6.0)
Balance at December 31, 2019	$(67.2)	$(47.3)	$(12.2)	$(126.7)

(1)	Amounts are net of tax.

(2)	Income tax effects of the Tax Act were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 2 for more information.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)
Other comprehensive income before reclassifications
Before tax amount	—	(5.1)	(6.8)	(11.9)	$0.2	$(11.7)
Tax benefit	—	—	1.6	1.6	—	1.6
After tax amount	—	(5.1)	(5.2)	(10.3)	0.2	(10.1)
Amounts reclassified from accumulated other comprehensive loss(1)	0.2	—	—	0.2	—	0.2
Net current period other comprehensive income (loss)	0.2	(5.1)	(5.2)	(10.1)	$0.2	$(9.9)
Balance at December 31, 2018	$(40.8)	$(49.2)	$(4.3)	$(94.3)

(1)	Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended December 31, 2019
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.2)	(0.2)
Other income, net	1.6	—	0.5	2.1
Total before tax	$1.6	$—	$0.4	$2.0
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$1.5

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

	Three Months Ended December 31, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.1)	(0.1)
Other income, net	0.3	—	—	0.3
Total before tax	$0.3	$—	$—	$0.3
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.2

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

13.	Share-Based Compensation

	Three Months Ended December 31,
	2019	2018
Share-based compensation costs	$2.3	$1.9
Less impact of income tax benefit	0.5	0.4
Share-based compensation costs, net of tax	$1.8	$1.5

The Company has share-based compensation with long-term performance-based metrics that are contingent upon the Company’s relative total shareholder return and the creation of shareholder value. Relative total shareholder return is determined by comparing the Company’s total shareholder return during a three-year period to the respective total shareholder returns of companies in a designated performance peer group or stock index, as applicable. Creation of shareholder value is measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  For the performance-based awards contingent upon the creation of shareholder value, compensation expense is adjusted each quarter based upon actual results to date and any changes to forecasted information on each of the separate grants.

During the three months ended December 31, 2019, the Company made the following grants:

Number of Units
Stock options	454,929
Time-based stock awards	250,741
Performance-based stock awards (maximum that can be earned)	247,112

Stock options granted during fiscal 2020 had a weighted-average exercise price of $31.94 and a weighted-average grant date fair value of $6.63.  The Company’s time-based stock awards and performance-based stock awards granted during fiscal 2020 had weighted-average grant date fair values of $31.94 and $34.97.  Included in the performance-based stock awards granted during fiscal 2020 are 247,112 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

14.	Other Income, Net

	Three Months Ended December 31,
	2019	2018
Interest income	$1.3	$0.2
Foreign currency exchange gain, net	0.1	0.4
Other, net	0.5	(0.1)
Other income, net	$1.9	$0.5

15.	Commitments and Contingencies

Like most companies, Hillenbrand is involved from time to time in claims, lawsuits, and government proceedings relating to its operations, including environmental, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related these matters.  If a loss is not considered probable and/or cannot be reasonably estimated, the Company is required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

The recorded amounts represent the best estimate of the costs that the Company will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at December 31, 2019	Fair Value at December 31, 2019 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$142.4	$142.4	$—	$—
Investments in rabbi trust	5.0	5.0	—	—
Derivative instruments	2.7	—	2.7	—

Liabilities:
Revolver	525.0	—	525.0	—
$500.0 term loan facility	493.7	—	493.7	—
$375.0 senior unsecured notes	374.4	393.1	—	—
$225.0 term loan facility	222.2	—	222.2	—
$150.0 senior unsecured notes	149.9	152.3	—	—
$100.0 Series A Notes	100.0	—	104.9	—
Derivative instruments	2.1	—	2.1	—

	Carrying Value at September 30, 2019	Fair Value at September 30, 2019 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$399.0	$399.0	$—	$—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	2.5	—	2.5	—

Liabilities:
$375.0 senior unsecured notes	374.4	380.6	—	—
$150.0 senior unsecured notes	149.9	152.8	—	—
Series A Notes	100.0	—	108.5	—
Derivative instruments	2.6	—	2.6	—

Valuation Techniques

•
Cash and cash equivalents and investments in rabbi trust are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The types of financial instruments the Company classifies within Level 1 include most bank deposits, money market securities, and publicly traded mutual funds. The Company does not adjust the quoted market price for such financial instruments.

•
The Company estimates the fair value of foreign currency derivatives using industry accepted models.  The significant Level 2 inputs used in the valuation of derivatives include spot rates, forward rates, and volatility.  These inputs were obtained from pricing services, broker quotes, and other sources.

•	The fair value of the amounts outstanding under the Revolver and Term Loan Facilities approximate carrying value.

•
The fair values of the Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for the Series A Notes.

•	The fair values of the $375.0 and $150.0 senior unsecured notes were based on quoted prices in active markets

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $163.1 and $128.9 at December 31, 2019 and September 30, 2019, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities on the Consolidated Balance Sheets.

17.	Segment and Geographical Information

Prior to completing the acquisition of Milacron on November 21, 2019, the Company conducted operations through two reportable business segments: the Process Equipment Group and Batesville. Upon completing the acquisition, the Company has been undertaking a planning process of assessing its management and organizational structure. As of December 31, 2019, the Company is still assessing changes in its internal management reporting structure to incorporate Milacron and the effects it may have on the Company’s reportable segments, if any. Because this process was not complete as of December 31, 2019, the Company has reported the results of operations of Milacron from the acquisition date through December 31, 2019 as a separate reportable segment.

The Company records the direct costs of business operations to the reportable business segments, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs.  Corporate provides management and administrative services to each reportable segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as internal audit, investor relations, financial reporting, and tax compliance.  With limited exception for certain professional services and back-office and technology costs, the Company does not allocate these types of corporate expenses to the reportable segments.

The following tables present financial information for the Company’s reportable segments and significant geographical locations:

	Three Months Ended December 31,
	2019	2018
Net revenue
Process Equipment Group	$306.6	$282.2
Milacron	133.3	—
Batesville	127.0	128.1
Total	$566.9	$410.3

Adjusted EBITDA (1)
Process Equipment Group	$51.5	$46.2
Milacron	26.3	—
Batesville	23.0	26.7
Corporate	(8.9)	(8.8)

Net revenue (2)
United States	$272.9	$214.8
Germany	155.4	111.3
All other foreign business units	138.6	84.2
Total	$566.9	$410.3

(1)
Adjusted EBITDA is a non-GAAP measure used by management to measure segment performance and make operating decisions. See the Operating Performance Measures section of Management’s Discussion and Analysis for further information on adjusted EBITDA, which is reconciled to consolidated net (loss) income below.

(2)	The Company attributes net revenue to a geography based upon the location of the business that consummates the external sale.

	December 31, 2019	September 30, 2019
Total assets assigned
Process Equipment Group	$1,791.7	$1,729.1
Milacron	2,347.7	—
Batesville	227.7	186.1
Corporate	53.6	313.4
Total	$4,420.7	$2,228.6

Tangible long-lived assets, net(1)
United States	$238.5	$75.8
Germany	106.9	40.2
China	63.4	4.4
All other foreign business units	161.8	19.9
Total	$570.6	$140.3

(1)	Tangible long-lived assets, net includes operating lease right-of-use assets as of December 31, 2019 due to the adoption of ASU 2016-02 in the current year.

The following schedule reconciles reportable segment adjusted EBITDA to consolidated net income.

	Three Months Ended December 31,
	2019	2018
Adjusted EBITDA:
Process Equipment Group	$51.5	$46.2
Milacron	26.3	—
Batesville	23.0	26.7
Corporate	(8.9)	(8.8)
Less:
Interest income	(1.3)	(0.2)
Interest expense	14.7	5.5
Income tax (benefit) expense	(12.4)	14.5
Depreciation and amortization	25.9	14.1
Business acquisition, development, and integration costs	53.8	0.6
Restructuring and restructuring related charges	2.4	0.5
Inventory step-up	9.6	0.1
Consolidated net (loss) income	$(0.8)	$29.0

18.	Condensed Consolidating Information

Certain 100% owned domestic subsidiaries of Hillenbrand fully and unconditionally, jointly and severally, agreed to guarantee all of the indebtedness and guarantee obligations relating to obligations under its senior unsecured notes.  The following are the condensed consolidating financial statements, including the guarantors, which present the statements of operations, balance sheets, and cash flows of (i) the parent holding company, (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) eliminations necessary to present the information for Hillenbrand on a consolidated basis.

Condensed Consolidating Statements of Operations

	Three Months Ended December 31, 2019					Three Months Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$205.5	$417.0	$(55.6)	$566.9	$—	$216.1	$247.8	$(53.6)	$410.3
Cost of goods sold	—	117.7	306.3	(28.9)	395.1	—	115.8	174.4	(26.9)	263.3
Gross profit	—	87.8	110.7	(26.7)	171.8	—	100.3	73.4	(26.7)	147.0
Operating expenses	48.6	58.5	77.0	(26.7)	157.4	10.2	61.4	45.8	(26.7)	90.7
Amortization expense	—	3.3	11.5	—	14.8	—	3.3	4.5	—	7.8
Interest expense	5.2	—	9.5	—	14.7	4.5	—	1.0	—	5.5
Other income (expense), net	0.9	(0.9)	1.9	—	1.9	(0.3)	—	0.8	—	0.5
Equity in net income of subsidiaries	25.6	1.8	—	(27.4)	—	42.0	2.2	—	(44.2)	—
(Loss) income before income taxes	(27.3)	26.9	14.6	(27.4)	(13.2)	27.0	37.8	22.9	(44.2)	43.5
Income tax (benefit) expense	(24.2)	6.2	5.6	—	(12.4)	(1.3)	9.9	5.9	—	14.5
Consolidated net (loss) income	(3.1)	20.7	9.0	(27.4)	(0.8)	28.3	27.9	17.0	(44.2)	29.0
Less: Net income attributable to
noncontrolling interests	—	—	2.3	—	2.3	—	—	0.7	—	0.7
Net (loss) income attributable to Hillenbrand	$(3.1)	$20.7	$6.7	$(27.4)	$(3.1)	$28.3	$27.9	$16.3	$(44.2)	$28.3
Consolidated comprehensive income	$16.8	$18.9	$25.9	$(42.6)	$19.0	$18.2	$27.8	$11.8	$(38.7)	$19.1
Less: Comprehensive income attributable
to noncontrolling interests	—	—	2.2	—	2.2	—	—	0.9	—	0.9
Comprehensive income attributable to Hillenbrand	$16.8	$18.9	$23.7	$(42.6)	$16.8	$18.2	$27.8	$10.9	$(38.7)	$18.2

Condensed Consolidating Balance Sheets

	December 31, 2019					September 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1.3	$1.7	$139.4	$—	$142.4	$283.1	$9.6	$106.3	$—	$399.0
Trade receivables, net	—	100.7	243.6	—	344.3	—	113.6	103.8	—	217.4
Receivables from long-term manufacturing contracts	—	11.7	194.2	—	205.9	—	9.8	171.3	—	181.1
Inventories	—	79.0	365.9	(2.8)	442.1	—	78.2	101.2	(2.8)	176.6
Intercompany receivables	70.5	1,225.4	—	(1,295.9)	—	—	1,179.7	—	(1,179.7)	—
Prepaid expenses and other current assets	6.3	8.0	72.5	0.6	87.4	2.5	6.1	40.1	0.4	49.1
Total current assets	78.1	1,426.5	1,015.6	(1,298.1)	1,222.1	285.6	1,397.0	522.7	(1,182.1)	1,023.2
Property, plant and equipment, net	3.4	60.9	333.8	—	398.1	3.8	61.2	75.3	—	140.3
Operating lease right-of-use assets	0.8	13.4	158.3	—	172.5	—	—	—	—	—
Intangible assets, net	2.4	177.8	1,137.5	—	1,317.7	2.4	181.4	271.1	—	454.9
Goodwill	—	225.0	1,031.9	—	1,256.9	—	225.0	353.0	—	578.0
Investment in consolidated subsidiaries	2,913.7	655.1	—	(3,568.8)	—	2,266.4	655.2	—	(2,921.6)	—
Other long-term assets	48.3	24.6	37.0	(56.5)	53.4	33.8	20.5	3.1	(25.2)	32.2
Total Assets	$3,046.7	$2,583.3	$3,714.1	$(4,923.4)	$4,420.7	$2,592.0	$2,540.3	$1,225.2	$(4,128.9)	$2,228.6

Trade accounts payable	$5.0	$67.0	$277.0	$—	$349.0	$2.6	$59.0	$174.6	$—	$236.2
Liabilities from long-term manufacturing contracts and advances	—	17.3	165.8	—	183.1	—	13.5	144.7	—	158.2
Current portion of long-term debt	36.2	—	5.9	—	42.1	—	—	—	—	—
Accrued compensation	2.6	15.1	68.5	—	86.2	6.9	20.8	45.5	—	73.2
Intercompany payables	—	—	1,298.7	(1,298.7)	—	1,167.0	10.2	5.3	(1,182.5)	—
Other current liabilities	29.8	58.1	148.4	(16.9)	219.4	19.2	45.0	67.1	(9.6)	121.7
Total current liabilities	73.6	157.5	1,964.3	(1,315.6)	879.8	1,195.7	148.5	437.2	(1,192.1)	589.3
Long-term debt	1,822.4	—	0.2	—	1,822.6	619.5	—	—	—	619.5
Accrued pension and postretirement healthcare	1.0	31.1	129.9	—	162.0	0.8	32.1	98.4	—	131.3
Operating lease liabilities	0.4	10.5	126.2	—	137.1	—	—	—	—	—
Deferred income taxes	—	20.4	234.0	(39.0)	215.4	—	24.0	64.8	(15.2)	73.6
Other long-term liabilities	22.2	16.6	21.2	—	60.0	21.9	12.5	10.7	—	45.1
Total Liabilities	1,919.6	236.1	2,475.8	(1,354.6)	3,276.9	1,837.9	217.1	611.1	(1,207.3)	1,458.8
Hillenbrand Shareholders’ Equity	1,127.1	2,347.2	1,221.6	(3,568.8)	1,127.1	754.1	2,323.2	598.4	(2,921.6)	754.1
Noncontrolling interests	—	—	16.7	—	16.7	—	—	15.7	—	15.7
Total Shareholders’ Equity	1,127.1	2,347.2	1,238.3	(3,568.8)	1,143.8	754.1	2,323.2	614.1	(2,921.6)	769.8
Total Liabilities and Shareholders’ Equity	$3,046.7	$2,583.3	$3,714.1	$(4,923.4)	$4,420.7	$2,592.0	$2,540.3	$1,225.2	$(4,128.9)	$2,228.6

Condensed Consolidating Statements of Cash Flows

	Three Months Ended December 31, 2019					Three Months Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3.6	$(5.6)	$19.8	$—	$17.8	$(17.5)	$0.1	$52.9	$—	$35.5

Investing activities:
Capital expenditures	(0.2)	(2.3)	(3.8)	—	(6.3)	—	(1.7)	(1.9)	—	(3.6)
Proceeds from sales of property, plant, and equipment	—	—	13.3	—	13.3	—	—	—	—	—
Acquisition of business, net of cash acquired	(1,503.1)	—	—	—	(1,503.1)	—	—	(26.2)	—	(26.2)
Net cash (used in) provided by investing activities	(1,503.3)	(2.3)	9.5	—	(1,496.1)	—	(1.7)	(28.1)	—	(29.8)

Financing activities:
Proceeds from issuance of long-term debt	725.0	—	—	—	725.0	—	—	—	—	—
Repayments on term loan	(9.1)	—	—	—	(9.1)	—	—	—	—	—
Proceeds from revolving credit facilities, net of financing costs	747.3	—	0.2	—	747.5	106.0	—	54.2	—	160.2
Repayments on revolving credit facilities	(222.5)	—	—	—	(222.5)	(72.3)	—	(67.3)	—	(139.6)
Payment of deferred financing costs	(5.4)	—	—	—	(5.4)	—	—	—	—	—
Payment of dividends on common stock	(15.8)	—	—	—	(15.8)	(13.1)	—	—	—	(13.1)
Proceeds from stock option exercises and other	0.2	—	—	—	0.2	0.3	—	—	—	0.3
Payments for employee taxes on net settlement equity awards	(1.8)	—	—	—	(1.8)	(4.1)	—	—	—	(4.1)
Other, net	—	—	3.3	—	3.3	—	—	(0.9)	—	(0.9)
Net cash provided by (used in) financing activities	1,217.9	—	3.5	—	1,221.4	16.8	—	(14.0)	—	2.8

Effect of exchange rates on cash and cash equivalents	—	—	0.4	—	0.4	—	—	0.3	—	0.3

Net cash flow	(281.8)	(7.9)	33.2	—	(256.5)	(0.7)	(1.6)	11.1	—	8.8
Cash, cash equivalents and restricted cash at beginning of period	283.1	9.6	106.7	—	399.4	1.1	5.8	49.6	—	56.5
Cash, cash equivalents and restricted cash at end of period	$1.3	$1.7	$139.9	$—	$142.9	$0.4	$4.2	$60.7	$—	$65.3

19.	Restructuring

The following schedule details the restructuring charges by reportable segment and the classification of those charges on the Consolidated Statements of Operations.

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.7	$0.9	$1.6	$0.2	$0.1	$0.3
Milacron	—	0.8	0.8	—	—	—
Batesville	0.1	0.3	0.4	0.1	0.1	0.2
Corporate	—	0.3	0.3	—	—	—
Total	$0.8	$2.3	$3.1	$0.3	$0.2	$0.5

The restructuring charges during the three months ended December 31, 2019 and 2018 related primarily to severance costs. The severance costs within the Milacron and Corporate reportable segments were primarily related to the ongoing integration of Milacron. At December 31, 2019, $4.9 of restructuring costs were accrued and expected to be paid over the next twelve months.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes a variety of risks related to our acquisition and integration of Milacron. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 13, 2019, and in Item 1A of Part II of this Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time.  We assume no obligation to update or revise any forward-looking statements.

EXECUTIVE OVERVIEW

Hillenbrand is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world. Hillenbrand’s portfolio is composed of three reportable business segments: the Process Equipment Group, Milacron®, and Batesville®. The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world. Milacron is a global leader in highly engineered and customized systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America.

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

Our strategy is to leverage our historically strong financial foundation and the implementation of the HOM to deliver sustainable profit growth, revenue expansion, and substantial free cash flow and then reinvest available cash in new growth initiatives that are focused on building platforms with leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

Acquisition of Milacron

As discussed in Note 4 of Part I, Item 1 of this Form 10-Q, on November 21, 2019, we completed the acquisition of Milacron for a total purchase price of approximately $2.0 billion through a merger of our wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock that was issued and outstanding after the merger. Milacron is a global leader in highly engineered and customized systems in plastic technology and processing. The acquisition provides Hillenbrand with increased scale and meaningful product diversification, enhancing its ability to serve customers with expanded capabilities across the plastics value chain. The results of Milacron are currently reported separately in its own reportable segment. The Consolidated Financial Statements as of and during the three months ended December 31, 2019 include the financial results of Milacron from the date of acquisition.

As a result of the acquisition, Milacron stockholders received $11.80 in cash per share and a fixed exchange ratio of 0.1612 shares of Hillenbrand common stock for each share of Milacron common stock they owned, with cash paid in lieu of fractional shares. In addition, concurrent with the closing of the acquisition, we made a cash payment of $772.9 to repay outstanding Milacron debt, including accrued interest. The Company funded the acquisition through a combination of cash on hand, new debt financing, and the issuance of common stock. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of the debt financing.

The calculation of the fair value of Milacron’s assets and liabilities is preliminary and subject to adjustment. The Company’s results for the period since the acquisition were significantly impacted by the non-recurring effects of the fair value adjustments to inventories and backlog required by acquisition accounting. These fair value adjustments are being charged to the Consolidated Statements of Operations over the respective periods that inventory is expected to be consumed and backlog is expected to be realized as revenue. The preliminary fair value assigned to Milacron’s backlog was $10.0, of which $4.2 was amortized as expense in the current period while the remainder will be fully amortized over the next fiscal quarter. The preliminary step-up adjustment to inventories was $36.1, of which $9.6 was charged as expense during the current period while the remainder will be fully expensed over the next two fiscal quarters.

The preliminary fair value assigned to Milacron’s customer relationships, trade names, and technology totaled $855.0. The trade names were designated as indefinite-lived intangible assets while the customer relationships and technology will be amortized over their respective estimated useful lives on a straight-line basis, resulting in approximately $29.0 of amortization over the remainder of fiscal year 2020. The acquisition resulted in preliminary goodwill of $666.5.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2019, to the same period in fiscal year 2019.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Milacron,

Batesville, and Corporate.  These financial results are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and exclude expenses associated with business acquisitions, development, and integration, restructuring and restructuring related charges, inventory step-up, and backlog amortization, and debt financing activities related to the acquisition of Milacron (including net interest expense on the $375.0 senior unsecured notes for the period prior to completing the acquisition).  The related income tax impact for all of these items is also excluded. The measures also exclude the non-recurring tax benefits and expenses related to the interaction of certain provisions of the Tax Act and certain tax items related to the acquisition of Milacron, including the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions. Non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

Another important non-GAAP operational measure used is backlog. Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment, like those in which the Process Equipment Group and Milacron compete. Backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded related to the Process Equipment Group and Milacron. For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included. Backlog includes expected revenue from large systems and equipment, as well as replacement parts, components, and service. The length of time that projects remain in backlog can span from days for replacement parts or service to approximately 18 to 24 months for larger system sales within the Process Equipment Group. The majority of the backlog within Milacron is expected to be fulfilled within the next twelve months. Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that they are reasonably expected to be realized. We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

We expect that future revenue associated with the Process Equipment Group and Milacron will be influenced by backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Although backlog can be an indicator of future revenue, it does not include projects and parts orders that are booked and shipped within the same quarter. The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue. Revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

We calculate the foreign currency impact on net revenue, gross profit, operating expenses, backlog, consolidated net income, and adjusted EBITDA in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in these metrics, either positively or negatively. The cost structures for Corporate and Batesville are generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review section below where the impact is not significant.

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

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2019, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2019.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$566.9	100.0	$410.3	100.0
Gross profit	171.8	30.3	147.0	35.8
Operating expenses	157.4	27.8	90.7	22.1
Amortization expense	14.8	2.6	7.8	1.9
Interest expense	14.7	2.6	5.5	1.3
Other income, net	1.9	(0.3)	0.5	(0.1)
Income tax (benefit) expense	(12.4)	(2.2)	14.5	3.5
Net (loss) income attributable to Hillenbrand	(3.1)	(0.5)	28.3	6.9

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Net revenue increased $156.6 (38%), which included unfavorable foreign currency impact (1%). Milacron contributed net revenue of $133.3 since the acquisition date.

•	The Process Equipment Group’s net revenue increased $24.4 (9%), primarily due to higher volume (7%) and favorable pricing. Foreign currency impact decreased net revenue by 2%.

•
Batesville’s net revenue decreased $1.1 (1%), primarily due to a decrease in average selling price (2%), partially offset by an increase in volume (1%). Higher volume was driven by an increase in burial sales despite what we estimate to be a decrease in North American burials driven by an increased rate at which families opted for cremation.

Gross profit increased $24.8 (17%), which included unfavorable foreign currency impact (1%). Gross profit margin decreased 550 basis points to 30.3%. Milacron’s gross profit was $29.3 for the period since the acquisition date.

•
The Process Equipment Group’s gross profit was flat compared to the prior year, primarily due to unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and cost inflation, offset by pricing and productivity improvements and an increase in volume. Foreign currency impact decreased gross profit by 1%. Gross profit margin decreased 290 basis points to 33.6% in 2020, primarily due to an increased proportion of lower margin, large systems sales in plastics, and cost inflation, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges ($0.7 in fiscal 2020 and $0.2 in fiscal 2019) and inventory step-up charges ($0.1 in fiscal 2019). Excluding these charges, adjusted gross profit increased $0.4 (0.4%) and adjusted gross profit margin decreased 270 basis points to 33.9%.

•
Milacron’s gross profit was $29.3 and gross profit margin was 22.0% for the period since the acquisition date. Milacron’s gross profit included inventory step-up charges of $9.6. Excluding these charges, adjusted gross profit margin was 29.1%.

•
Batesville’s gross profit decreased $4.5 (10%) and gross profit margin decreased 330 basis points to 31.0%.  The decrease in gross profit and gross profit margin was primarily due to inflation in wages and benefits, including higher healthcare costs, and unfavorable mix, partially offset by productivity initiatives and the higher burial volume.

Batesville’s gross profit included restructuring and restructuring related charges ($0.1 in 2020 and $0.1 in 2019). Excluding these charges, adjusted gross profit decreased $4.5 (10%) and adjusted gross profit margin decreased 320 basis points to 31.1%.

Operating expenses increased $66.7 (74%), primarily due to increases in business acquisition, development, and integration costs related to the acquisition of Milacron and the addition of Milacron operating expenses, partially offset by savings realized from various restructuring actions. Foreign currency impact decreased operating expenses by 1%. Our operating expense-to-revenue ratio increased by 570 basis points to 27.8% in 2020.  Operating expenses included the following items:

	Three Months Ended December 31,
	2019	2018
Business acquisition, development, and integration costs	$53.8	$0.6
Restructuring and restructuring related charges	1.7	0.2

On an adjusted basis, which excluded business acquisition, development, and integration costs and restructuring and restructuring related charges, operating expenses increased $12.0 (13%). Adjusted operating expenses as a percentage of net revenue improved 390 basis points in 2020 to 18.0%.

Amortization expense increased $7.0 (90%), primarily due to amortization on the acquired intangible assets of Milacron ($7.5 in fiscal 2020).

Interest expense increased $9.2 (167%), primarily due to increased borrowings as a result of the Milacron acquisition. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of the debt financing. On an adjusted basis, which excludes $2.4 of interest expense on the $375.0 senior unsecured notes for the period prior to completing the acquisition of Milacron (October 1, 2019 through November 20, 2019), interest expense increased by $6.8 (124%).

Other income, net was $1.9 in fiscal 2020, compared to $0.5 in fiscal 2019. Other income, net included $0.8 of interest income in fiscal 2020 due to interest earned on the proceeds from the $375.0 senior unsecured notes during the period prior to completing the acquisition of Milacron.

The effective tax rate was 93.9% in fiscal 2020 compared to 33.3% in fiscal 2019.  Due to the current quarter net loss position, the tax benefit recognized from the revaluation of current and deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions significantly increased the tax rate, partially offset by the impact of nondeductible expenses associated with the Milacron acquisition. The change in the effective tax rate compared to the prior year was also impacted by the prior year increase in the reserve for unrecognized tax benefits that did not recur in the current year.

Our adjusted effective income tax rate was 22.6% in fiscal 2020 compared to 29.1% in fiscal 2019. The adjusted effective income tax rate excludes the impact of the following items:

•
certain tax items related to the acquisition of Milacron, including the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions ($7.4 in fiscal 2020);

•	an adjustment to our transition tax liability pursuant to the Tax Act ($0.5 in fiscal 2019);

•	an adjustment to our deferred tax liability as a result of revising our permanent reinvestment assertion on earnings of foreign subsidiaries driven by the Tax Act ($1.3 in fiscal 2019); and

•	the tax effect of the adjustments previously discussed within this section.

The decrease in the current year quarter’s adjusted effective tax rate was attributable to the tax benefit recognized from the revaluation of current and deferred tax balances, unrelated to the Milacron acquisition accounting, in connection with an enacted statutory tax rate reduction in a foreign jurisdiction in the current period as well as the impact of the increase in the reserve for unrecognized tax benefits in the prior year that did not recur in the current year.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended December 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$306.6	100.0	$282.2	100.0
Gross profit	103.1	33.6	103.1	36.5
Operating expenses	57.0	18.6	61.6	21.8
Amortization expense	7.3	2.4	7.8	2.8

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Net revenue increased $24.4 (9%) primarily due to higher volume (7%), largely driven by increased demand for large systems in plastics, in addition to favorable pricing, partially offset by a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing). Foreign currency impact decreased net revenue by 2%. Order backlog decreased $45.5 (5%) from $946.4 on December 31, 2018, to $900.9 on December 31, 2019. The decrease in backlog was primarily driven by a decrease in orders for projects in the plastics industry. Foreign currency impact decreased order backlog by 2%.

On a sequential basis, order backlog increased $37.4 (4%) to $900.9 at December 31, 2019, up from $863.5 at September 30, 2019.

Gross profit was flat compared to the prior year, primarily due to unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), and cost inflation, offset by pricing and productivity improvements and an increase in volume. Foreign currency impact decreased gross profit by 1%. Gross profit margin decreased 290 basis points to 33.6% in fiscal 2020, primarily due to an increased proportion of lower margin, large systems sales in plastics, and cost inflation, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring related charges ($0.7 in fiscal 2020 and $0.2 in fiscal 2019) and inventory step-up charges ($0.1 in 2019). Excluding these charges, adjusted gross profit increased $0.4 (0.4%) and adjusted gross profit margin decreased 270 basis points to 33.9%.

Operating expenses decreased $4.6 (8%), primarily due to savings from restructuring actions and reduced discretionary spending. Foreign currency impact decreased operating expenses by 1%. Operating expenses as a percentage of net revenue improved by 320 basis points to 18.6% in 2020.

Operating expenses included restructuring and restructuring related charges ($0.9 in 2020 and $0.1 in 2019) and business acquisition, development, and integration costs of $0.3 in 2019. Excluding these items, adjusted operating expenses decreased $5.2 (9%) and adjusted operating expenses as a percentage of net revenue improved 340 basis points to 18.3% in 2020.

Amortization expense decreased $0.5 (6%) primarily due to amortization on the acquired backlog of BM&M in the prior year that did not repeat.

OPERATIONS REVIEW — MILACRON

	Three Months Ended December 31,
	2019
	Amount	% of Net Revenue
Net revenue	$133.3	100.0
Gross profit	29.3	22.0
Operating expenses	21.9	16.4
Amortization expense	7.5	5.6

Three Months Ended December 31, 2019

Since we acquired Milacron on November 21, 2019, we do not present comparative period results for variance analysis. Milacron’s results for the period since the acquisition date were significantly impacted by the non-recurring effects of the fair value adjustments to inventories and backlog required by acquisition accounting. These fair value adjustments are being charged to the Consolidated Statements of Operations over the respective periods that inventory is expected to be consumed and backlog is expected to be realized as revenue.

Net revenue was $133.3 during the period subsequent to the acquisition. Order backlog was $146.8 at December 31, 2019.

Gross profit was $29.3 and gross profit margin was 22.0%. Milacron’s gross profit included inventory step-up charges of $9.6. Excluding these charges, adjusted gross profit margin was 29.1%. As of December 31, 2019, the remaining unamortized step-up adjustment to inventory was $26.5 and will be fully expensed over the next two fiscal quarters.

Operating expenses were $21.9 and operating expense as a percentage of net revenue was 16.4%. Operating expenses included business acquisition, development, and integration costs of $4.0 (including severance costs related to the integration) and restructuring and restructuring related charges of $0.3. Excluding these charges, adjusted operating expenses as a percentage of net revenue was 13.2%.

Amortization expense was $7.5, including backlog amortization of $4.2. The remaining carrying value of backlog was $5.8 as of December 31, 2019, which will be fully amortized over the next quarter.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended December 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$127.0	100.0	$128.1	100.0
Gross profit	39.4	31.0	43.9	34.3
Operating expenses	18.5	14.6	19.6	15.3

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Net revenue decreased $1.1 (1%), primarily due to a decrease in average selling price (2%), partially offset by an increase in volume (1%). Higher volume was driven by an increase in burial sales despite what we estimate to be a decrease in North American burials driven by an increased rate at which families opted for cremation.

Gross profit decreased $4.5 (10%) and gross profit margin decreased 330 basis points to 31.0%.  The decrease in gross profit and gross profit margin was primarily due to inflation in wages and benefits, including higher healthcare costs, and unfavorable mix, partially offset by productivity initiatives and the higher burial volume.

Gross profit included restructuring and restructuring related charges ($0.1 in 2020 and $0.1 in 2019). Excluding these charges, adjusted gross profit decreased $4.5 (10%) and adjusted gross profit margin decreased 320 basis points to 31.1%.

Operating expenses decreased $1.1 (6%) to $18.5 and operating expenses as a percentage of net revenue decreased 70 basis points to 14.6%, primarily due to prior year restructuring actions and current year productivity initiatives, partially offset by cost inflation.

Operating expenses included restructuring and restructuring related charges ($0.4 in fiscal 2020 and $0.1 in fiscal 2019). Excluding these charges, adjusted operating expenses decreased $1.4 (7%) and adjusted operating expenses as a percentage of net revenue improved 90 basis points to 14.3% in fiscal 2020.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$10.2	1.8	$9.2	2.2
Business acquisition, development, and integration costs	49.8	8.8	0.3	0.1
Operating expenses	$60.0	10.6	$9.5	2.3

Corporate operating expenses primarily represent operating expenses and costs related to business acquisition, development, and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Business acquisition, development, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisition and disposition) and integrating completed acquisitions (including severance).

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Operating expenses increased $50.5 (532%), primarily due to an increase in business acquisition, development, and integration costs as a result of the acquisition of Milacron. These expenses as a percentage of net revenue were 10.6%, an increase of 830 basis points from the prior year.

Core operating expenses increased $1.0 (11%), primarily driven by the additional operating expenses from Milacron.  These expenses as a percentage of net revenue were 1.8%, a decrease of 40 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended December 31,
	2019	2018
Consolidated net (loss) income	$(0.8)	$29.0
Interest income	(1.3)	(0.2)
Interest expense	14.7	5.5
Income tax (benefit) expense	(12.4)	14.5
Depreciation and amortization	25.9	14.1
EBITDA	$26.1	$62.9
Business acquisition, development, and integration costs (1)	53.8	0.6
Restructuring and restructuring related charges (2)	2.4	0.5
Inventory step-up (3)	9.6	0.1
Adjusted EBITDA	$91.9	$64.1

(1)
Business acquisition, development, and integration costs during the three months ended December 31, 2019 primarily included expenses for the settlement of outstanding Milacron share-based equity awards, professional fees, and severance and employee-related costs in connection with the acquisition and integration of Milacron. Business acquisition, development, and integration costs during the three months ended December 31, 2018 primarily included professional fees.

(2)	Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during the three months ended December 31, 2019 and 2018.

(3)
Represents the non-cash charges related to the fair value adjustment of inventories acquired in connection with the acquisitions of Milacron and BM&M during the three months ended December 31, 2019 and 2018, respectively.

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Consolidated net (loss) income decreased $29.8 (103%) for the three months ended December 31, 2019, compared to the same period in fiscal 2019. The decrease was primarily driven by an increase in business acquisition, development, and integration costs, primarily in relation to the acquisition of Milacron, unfavorable product mix at the Process Equipment Group resulting from an increased proportion of lower margin, large systems sales in plastics, an increase in interest expense, and cost inflation. This decrease in consolidated net (loss) income was partially offset by a decrease in income tax expense, pricing and productivity improvements, and an increase in volume at the Process Equipment Group. Foreign currency impact decreased consolidated net income by $0.3.

Consolidated adjusted EBITDA increased $27.8 (43%) for the three months ended December 31, 2019, compared to the same period in fiscal 2019. The increase was primarily due to the acquisition of Milacron, pricing and productivity improvements, and an increase in volume at the Process Equipment Group. This increase in consolidated adjusted EBITDA was partially offset by unfavorable product mix at the Process Equipment Group resulting from an increased proportion of lower margin, large systems sales in plastics and cost inflation. Foreign currency impact decreased adjusted EBITDA by $0.8.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first three months of 2020 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.

As of December 31, 2019, we had $366.7 of maximum borrowing capacity under the Revolver, of which $361.5 of this borrowing capacity was immediately available based on our most restrictive covenant as amended in January 2020. The available borrowing capacity reflects a reduction of $8.3 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, operating companies within the Process Equipment Group and Milacron reportable segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of December 31, 2019, we had guarantee arrangements totaling $344.2, under which $249.3 was used for this purpose. These arrangements include the €150.0 L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders. In January 2020, the L/G Facility Agreement was amended to expand the size of the existing €150.0 facility by an additional €25.0.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of December 31, 2019, we had a transition tax liability of $19.7 pursuant to the Tax Act. The cash at our foreign subsidiaries totaled $137.1 at December 31, 2019. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

We believe the 12-month outlook for our business remains positive. Although cash flow from operations in the Process Equipment Group and Milacron reportable segments naturally experiences substantial fluctuations driven by changes in working capital requirements (due to the type of product and geography of customer projects in process at any point in time), we believe we have sufficient flexibility to meet our financial commitments, including working capital needs, capital expenditures, and financing obligations.

As discussed in Note 4 of Part I, Item 1 of this Form 10-Q, on November 21, 2019, we completed the acquisition of Milacron for a total purchase price of approximately $2.0 billion through a merger of our wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock that was issued and outstanding after the merger. Hillenbrand used approximately $1.75 billion of borrowings from notes, term loans, and the Revolver to pay the aggregate cash portion of the merger consideration, to pay off Milacron’s existing debt, and to pay fees and expenses related to the transaction. These borrowings were comprised of the following:

•	$374.4 (net of discount) was raised in connection with issuing publicly traded notes in September 2019;

•
$650.0 of additional borrowings under the Revolver. Hillenbrand made repayments subsequent to the closing of the acquisition to reduce the outstanding balance of the Revolver, which was $525.0 as of December 31, 2019; and

•	Two term loan commitments totaling $725.0 in principal.

See Note 8 included in Part 1, Item 1 of this Form 10-Q for further details on the financing for the Milacron acquisition. Having completed the acquisition, the Company is focused on deleveraging and intends to prioritize paying down its debt over the next twelve months.

Upon maturity in July 2020, the Company expects to refinance its $150.0 senior unsecured notes issued in July 2010 on a long-term basis.  The Company has the intent and believes it has the ability to refinance these notes due to expected available borrowing capacity under the Revolver, although the financing source ultimately used to refinance these notes may be different.  As such, these obligations continue to be classified as long-term debt within the Consolidated Balance Sheets.

The Tax Act requires the Company to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $19.7 recorded as of December 31, 2019. The portion of this tax we anticipate will be paid in the next twelve months is $2.0, with the remainder of the liability to be paid over the next five years. In addition, we expect the lower corporate tax rate of 21% to benefit our cash flow in current and future periods.

In December 2018, our Board of Directors authorized a new share repurchase program of up to $200.0. The Company does not expect to repurchase shares in the near term as a result of the priority given to paying down long-term debt following the acquisition of Milacron.

Our anticipated contribution to our defined benefit pension plans in 2020 is $9.3, of which $2.7 was made during the three months ended December 31, 2019. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

The aggregate amount of our quarterly cash dividends will increase in the future compared to those we paid in 2019 as result of the additional common stock issued in connection with the acquisition of Milacron. We expect to pay approximately $15.8 each quarter based on our outstanding common stock at December 31, 2019. We increased our quarterly dividend in 2020 to $0.2125 per common share from $0.2100 per common share paid in 2019.

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

Cash Flows

	Three Months Ended December 31,
(in millions)	2019	2018
Cash flows provided by (used in)
Operating activities	$17.8	$35.5
Investing activities	(1,496.1)	(29.8)
Financing activities	1,221.4	2.8
Effect of exchange rates on cash and cash equivalents	0.4	0.3
Net cash flows	$(256.5)	$8.8

Operating Activities

Operating activities provided $17.8 of cash during the first three months of fiscal year 2020, and provided $35.5 of cash during the first three months of fiscal year 2019, a $17.7 (50%) decrease.  The decrease in operating cash flow in 2020 was largely attributable to payments for business acquisition, development, and integration costs in relation to the acquisition of Milacron during the current period, partially offset by changes in working capital requirements.

Working capital requirements for the Process Equipment Group and Milacron reportable segments may continue to fluctuate in the future due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $1,466.3 increase in cash used in investing activities in the first three months of fiscal 2020 was primarily due to a cash outflow of $1,503.1 for the acquisition of Milacron in the current period, compared to $26.2 for the acquisition of BM&M in the prior year period. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on these acquisitions. Additionally, capital expenditures increased by $2.7 compared to the prior year period, primarily related to the acquisition of Milacron in the current period. These cash outflows were partially offset by an inflow of $13.1 due to proceeds received from the sale of a Milacron manufacturing facility during the current period.

Financing Activities

Cash provided by financing activities was largely impacted by net borrowing activity.  Our general practice is to use our cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities during the first three months of 2020 was $1,221.4, including $1,240.9 of proceeds, net of debt repayments.  Cash provided by financing activities in the first three months of 2019 was $2.8, including $20.6 of proceeds, net of debt repayments. The increase in cash provided by financing activities was primarily due to financing activity for the acquisition of Milacron, including the issuance of two term loan commitments totaling $725.0 along with an increase in net borrowings on the Revolver of $525.0 million.

We returned $15.8 to shareholders during the first three months of 2020 in the form of quarterly dividends.  We increased our quarterly dividend in 2020 to $0.2125 per common share from $0.2100 per common share paid during 2019.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees at December 31, 2019 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Contingent Liabilities and Commitments

For a full summary of our future obligations, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, in our Annual Report on Form 10-K for the year ended September 30, 2019 (the “2019 Form 10-K”). This information is intended to give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the Consolidated Financial Statements.

The following table provides updated amounts for our contractual obligations that have changed significantly since the filing of our 2019 Form 10-K. The changes resulted from debt obligations and operating lease liabilities assumed in connection with the acquisition of Milacron.

	Payment Obligations by Fiscal Year
As of December 31, 2019	Total	Remainder of 2020	2021 - 2022	2023 - 2024	Thereafter
$500.0 term loan	$493.7	$18.7	$62.5	$87.5	$325.0
$225.0 term loan	222.2	8.5	28.1	185.6	—
Revolver(1)	525.0	—	—	525.0	—
Interest on financing agreements (2)	309.0	51.3	120.5	101.3	35.9
Operating lease payments	184.2	27.4	60.8	38.2	57.8

(1)	The Revolver expires in August 2024. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.

(2)	Cash obligations for interest requirements relate to our fixed-rate debt obligations at the contractual rates and our variable-rate debt obligations at the current rates as of December 31, 2019.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2019 Form 10-K filed with the SEC on November 13, 2019.  The following discussion provides information on significant changes to our market risks that we think could have a significant impact to our bottom line or the financial strength of the Company. These changes resulted from an increase to our variable-rate debt obligations and additional foreign currency exposures as a result of the acquisition of Milacron.

Interest rate risk

As of September 30, 2019, we had no outstanding variable-rate debt obligations. In connection with the acquisition of Milacron, we incurred significant borrowings under our Revolver and completed the funding of two term loan commitments totaling $725.0. As a result, our outstanding variable-rate debt obligations were $1,238.9 as of December 31, 2019. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest that is based upon, at the Company’s option, the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed the borrowings under our variable-rate debt obligations remained at $1,238.9 for 12 months, a one percentage point change in the related interest rates would decrease or increase annual interest expense by approximately $12.4 million.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR, the London Inter-bank Offered Rate) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

Foreign currency risk

We are subject to variability in foreign currency exchange rates in our international operations.  We have a hedging program in place which is designed to limit the exposure to this variability through the use of natural hedges and also by entering into currency exchange agreements.  Due to Milacron’s significant international operations, we have additional exposures to the variability in certain foreign currencies. Under our hedging program, we have effectively hedged any significant additional exposures resulting from the Milacron acquisition. As such, there is no significant impact to pre-tax earnings during the current period as a result of exchange rates on transactions denominated in non-functional currencies.

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

In the current year, the Company established new internal controls related to our accounting policies and procedures as part of our adoption of the new lease standard. These internal controls included providing global training to our finance team and holding regular meetings with management to review and approve key decisions. Beginning October 2019, we have implemented new internal controls to address risks associated with applying the new lease standard.

On November 21, 2019, we completed the acquisition of Milacron, which includes its existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2020, we plan to exclude Milacron from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. We are currently in the process of evaluating and integrating Milacron’s historical internal controls over financial reporting with ours. The integration may lead to changes in future fiscal periods but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal 2021. For the three months ended December 31, 2019, Milacron accounted for $133.3 of our total net revenue, and as of December 31, 2019, had total assets of $2,347.7 (inclusive of acquired goodwill and identifiable intangible assets of $1,531.5).

Other than as noted above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019, and the additional risk factors below. The following descriptions of risk factors include any additions and material changes to, and supersede the corresponding descriptions of, the risk factors associated with our business as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019.

1. We may be unable to successfully integrate the businesses of Hillenbrand and Milacron and realize the anticipated benefits of the merger.

On November 21, 2019, we completed the acquisition of Milacron. The success of the merger will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of Hillenbrand and Milacron, which previously operated as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation opportunities, and operational efficiencies, in a manner that does not materially disrupt existing customer, supplier, and employee relations nor result in decreased revenues due to losses of, or decreases in orders by, customers. If the Company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the Company’s common stock may decline.
The integration of the two companies may result in material challenges, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the merger or integration;

•	managing a larger combined business;

•	maintaining employee morale and retaining key management and other employees;

•
retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the merger, and attracting new business and operational relationships;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations; and

•	unanticipated issues in integrating information technology, communications and other systems.

Some of these factors are outside of the Company’s control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues or synergies, and diversion of management’s time and energy, which could materially affect our financial position, results of operations, and cash flows.

We have incurred substantial expenses in connection with the completion of the merger with Milacron and we expect to incur further expenses in order to integrate a large number of processes, policies, procedures, operations, technologies, and systems of Milacron in connection with the merger.

2. We have a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.

As of December 31, 2019, our outstanding debt was $1,864.7. This level of debt (and additional debt we may incur in the future) has important consequences to our businesses.  For example:

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

While we have publicly stated that we will seek to deleverage our business, there can be no assurances that we will successfully achieve our deleveraging targets within our anticipated timeline or at all. In order to achieve our targeted leverage ratios, we currently plan to curtail material acquisitions and share repurchases, and as a result, may forego opportunities that might otherwise be beneficial to the Company. Additionally, at any time and from time to time, we may evaluate or pursue one or more strategic options, including potential sale transactions, for a portion of the assets acquired in the merger. There can be no assurances if or when the Company would enter into any such transaction or the terms thereof or whether any such transaction would result in the Company achieving its desired leverage targets. The failure to achieve such deleveraging targets could result in a negative impact to the Company’s credit ratings, impair its ability to raise future indebtedness, or otherwise adversely impact its operating or financial condition or performance.
3. If we are unable to comply with the financial and other covenants in our debt agreements, our business, financial condition, and liquidity could be materially adversely affected.

Our Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt when due, which could materially adversely affect our business, financial condition, and liquidity.
4. Goodwill and other identifiable intangible assets, which are subject to periodic impairment evaluations, represent a significant portion of our total assets.  An impairment loss on these assets could have a material adverse impact on our financial condition and results of operations.
We acquired intangible assets with the acquisitions of Milacron, Coperion, K-Tron (including TerraSource Global), Rotex, Abel, Red Valve, and BM&M, portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets.  Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.
5. We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these parties.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate U.S. and/or non-U.S. laws, including laws governing payments to government officials, bribery, fraud, anti-kickback, false claims, competition, export and import compliance, including the U.S. Commerce Department’s Export Administration Regulations, trade sanctions promulgated by the Office of Foreign Asset Control (“OFAC”), anti-money laundering, and data privacy.  In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries, including us, from making improper payments to government officials or other parties for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced corruption to some degree.  Consequently, we are subject to the jurisdiction of various governments and regulatory agencies outside of the U.S., which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our global operations expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions; could lead to substantial civil and criminal, monetary, and non-monetary penalties, and related shareholder lawsuits; could cause us to incur significant legal fees; and could damage our reputation.
6. We are exposed to a number of different tax uncertainties, which could have a material adverse effect on our results of operations.
We are required to pay taxes in multiple jurisdictions. We determine the tax liability we are required to pay based on our interpretation of applicable tax laws and regulations in the jurisdictions in which we operate. We may be subject to unfavorable changes, including retroactive changes, in the tax laws and regulations to which we are subject.
We are subject to tax audits by governmental authorities in the United States and numerous non-U.S. jurisdictions, which are inherently uncertain. Negative or unexpected results from one or more such tax audits could adversely affect our results of operations. Tax controls and changes in tax laws or regulations or the interpretation given to them may expose us to negative tax consequences, including interest payments and potential penalties, which could have a material adverse effect on our results of operations.
7. We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction, our consolidated financial position, results of operations, and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

8. We operate in cyclical industries.

As an industrial capital goods supplier, we serve industries that are cyclical and sensitive to changes in general economic conditions, such as packaging, automotive, construction, consumer goods, electronics, chemicals, and plastics industries. The performance of many of our business is directly related to the production levels of our customers. In particular, prices for plastic resins used to make plastic products and parts tend to fluctuate to a greater degree than our customers can adjust for in the pricing of their products. When resin prices increase, certain of our customers’ profit margins decrease, which may result in lower demand for our products. Therefore, our business is affected by fluctuations in the price of resin, which could have an adverse effect on our business and ability to generate operating cash flows.

During periods of economic expansion, when capital spending normally increases, the Process Equipment Group and Milacron businesses generally benefit from greater demand for their products.  During periods of economic contraction, when capital spending normally decreases, the Process Equipment Group and Milacron businesses generally are adversely affected by declining demand for new equipment orders, and may be subject to increases in uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will be sustainable, and our financial condition, results of operations, and cash flows could be materially adversely affected.

9. We derive significant revenues from the plastics industry.  Decrease in demand for base resin or engineering plastics or equipment used in the production of these products, or changes in technological advances, or changes in laws or regulations could have a material adverse effect on our business, financial condition, and results of operations.
Approximately 90% of Milacron sales are realized from the manufacture, distribution, and service of highly engineered and customized systems within the plastic technology and processing market. The Process Equipment Group sells equipment, including highly engineered extruders, feeders, and conveying systems, to the plastics industry for the production of base resins, durable engineering grade plastics, and other compounded plastics (including bioplastics and recycled plastic product).  Sales volume is dependent upon the need for equipment used to produce these products, which may be significantly influenced by the demand for plastics, the capital investment needs of companies in the plastics industry, changes in technological advances, or changes in laws or regulations. Unfavorable developments in the plastics industry could have a material adverse effect on our business, financial condition, and results of operations.

10. We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully, it could have a material adverse effect on our business, financial condition, and results of operations.
Many of the industries in which we operate are highly competitive. Our products may not compete successfully with those of our competitors. The markets for plastic processing equipment and related products, material handling equipment, complete equipment systems, mold components, burial caskets, minerals and mining equipment, and metalworking fluids are highly competitive and include a number of North American, European, and Asian competitors. Principal competitive factors in the plastic processing industry, material handling equipment, and complete equipment systems include price, lead time, product features, technology, total cost of ownership, performance, reliability, quality, delivery, and customer service. Principal competitive factors in the mold components industry include technology, price, quality, performance, and delivery. Principal competitive factors in the burial caskets industry include product, price, delivery, and customer service. Principal competitive factors in the minerals and mining industry include product features, performance, price, delivery, and customer service. Principal competitive factors in the metalworking industrial fluids industry include price, market coverage, technology, performance, delivery, and customer service.

Our competitors may be positioned to offer more favorable pricing to customers, resulting in reduced volume and profitability. In certain cases, we have lost business to competitors who offered prices lower than ours. Competition may also limit our ability to pass on the effects of increases in our cost structure. In addition, some of our competitors may have greater financial resources and less debt than we do, which may place us at a competitive disadvantage in the future. These competitors may be better able to withstand and respond to changes in conditions within our industry.
Competition in any of these areas may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices, and increased costs of manufacturing, distributing and selling our products.

11. We have significant international sales and operations and face risks related to health epidemics which could adversely affect our business and results of operations.

Our business and operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the recent outbreak of the respiratory illness caused by a coronavirus strain first identified in Wuhan, Hubei Province, China, or any other outbreak of contagious diseases, and other adverse public health developments. These effects could include disruptions or restrictions on our employees’ and other service providers’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain, potentially including single source suppliers. Any disruption of our supply chain or customers could adversely impact our business and results of operations, including by causing us to cease manufacturing one or more products for a period of time, which could also lead to loss of customers, as well as reputational, competitive, or business harm.  In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products and likely impact our operating results.

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
Exhibit 10.1*
Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement -Shareholder Value Delivered, by and between Hillenbrand, Inc. and certain employees including executive officers (beginning fiscal year 2020)

Exhibit 10.2*
Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement - Relative Total Shareholder Return, by and between Hillenbrand, Inc. and certain employees (beginning fiscal year 2020)

Exhibit 10.3*	Form of Hillenbrand, Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement, by and between Hillenbrand, Inc. and certain employees (beginning fiscal year 2020)
Exhibit 10.4*	Form of Hillenbrand, Inc. Non-Qualified Stock Option Agreement, by and between Hillenbrand, Inc. and certain employees (beginning fiscal year 2020)
Exhibit 10.5
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of October 8, 2019, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2019)

Exhibit 10.6
Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.7
Amendment No. 6 to Private Shelf Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.8
Second Amendment Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., certain of its subsidiaries party thereto, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 10, 2020)

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

HILLENBRAND, INC.

Date: February 5, 2020	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: February 5, 2020		/s/ Andrew S. Kitzmiller
Andrew S. Kitzmiller
Vice President, Controller, and Chief Accounting Officer