Form 10-Q
period 2020-03-31
Hillenbrand, Inc.
filed 2020-05-06
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The registrant had 74,718,686 shares of common stock, no par value per share, outstanding as of April 30, 2020.

1

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net revenue	$648.9	$464.6	$1,215.8	$874.9
Cost of goods sold	455.2	303.7	850.3	567.0
Gross profit	193.7	160.9	365.5	307.9
Operating expenses	136.0	93.7	293.4	184.4
Amortization expense	24.0	8.6	38.8	16.4
Impairment charges	82.5	—	82.5	—
Interest expense	20.9	5.4	35.6	10.9
Other (expense) income, net	(0.7)	0.1	1.2	0.6
(Loss) income before income taxes	(70.4)	53.3	(83.6)	96.8
Income tax expense (benefit)	1.8	13.8	(10.6)	28.3
Consolidated net (loss) income	(72.2)	39.5	(73.0)	68.5
Less: Net income attributable to noncontrolling interests	1.8	1.5	4.1	2.2
Net (loss) income attributable to Hillenbrand	$(74.0)	$38.0	$(77.1)	$66.3

Net (loss) income attributable to Hillenbrand — per share of common stock:
Basic (loss) earnings per share	$(0.99)	$0.60	$(1.07)	$1.05
Diluted (loss) earnings per share	$(0.99)	$0.60	$(1.07)	$1.05
Weighted average shares outstanding (basic)	75.1	62.9	71.7	62.9
Weighted average shares outstanding (diluted)	75.1	63.4	71.7	63.4

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Consolidated net (loss) income	$(72.2)	$39.5	$(73.0)	$68.5
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustment	(30.2)	(4.6)	(12.9)	(9.5)
Pension and postretirement (net of quarter-to-date tax of $0.4 and $0.1 and year-to-date tax of $0.9 and $0.2)	1.4	0.3	2.5	0.5
Change in net unrealized loss on derivative instruments (net of quarter-to-date tax of $0.9 and $0.9 and year-to-date tax of $0.7 and $2.6)	(3.3)	(3.2)	(1.9)	(8.4)
Total changes in other comprehensive loss, net of tax	(32.1)	(7.5)	(12.3)	(17.4)
Consolidated comprehensive (loss) income	(104.3)	32.0	(85.3)	51.1
Less: Comprehensive income attributable to noncontrolling interests	1.3	1.5	3.5	2.4
Comprehensive (loss) income attributable to Hillenbrand	$(105.6)	$30.5	$(88.8)	$48.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	March 31, 2020 (unaudited)	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$374.0	$399.0
Trade receivables, net	292.8	217.4
Receivables from long-term manufacturing contracts	187.3	181.1
Inventories, net	423.3	176.6
Prepaid expenses and other current assets	86.7	49.1
Total current assets	1,364.1	1,023.2
Property, plant, and equipment, net	348.7	140.3
Operating lease right-of-use assets	165.0	—
Intangible assets, net	1,101.3	454.9
Goodwill	1,133.5	578.0
Other long-term assets	78.1	32.2
Total Assets	$4,190.7	$2,228.6

LIABILITIES
Current Liabilities
Trade accounts payable	$297.9	$236.2
Liabilities from long-term manufacturing contracts and advances	176.6	158.2
Current portion of long-term debt	46.7	—
Accrued compensation	78.2	73.2
Other current liabilities	205.8	121.7
Total current liabilities	805.2	589.3
Long-term debt	1,826.6	619.5
Accrued pension and postretirement healthcare	157.9	131.3
Operating lease liabilities	130.8	—
Deferred income taxes	187.5	73.6
Other long-term liabilities	55.7	45.1
Total Liabilities	3,163.7	1,458.8

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 63.9 shares issued, 74.7 and 62.7 shares outstanding)	—	—
Additional paid-in capital	716.3	345.3
Retained earnings	496.4	599.5
Treasury stock (1.1 and 1.2 shares)	(45.4)	(50.1)
Accumulated other comprehensive loss	(158.3)	(140.6)
Hillenbrand Shareholders’ Equity	1,009.0	754.1
Noncontrolling interests	18.0	15.7
Total Shareholders’ Equity	1,027.0	769.8

Total Liabilities and Shareholders’ Equity	$4,190.7	$2,228.6

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended March 31,
	2020	2019
Operating Activities
Consolidated net (loss) income	$(73.0)	$68.5
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	64.5	29.2
Impairment charges	82.5	—
Deferred income taxes	(47.0)	8.7
Amortization of deferred financing costs	1.4	0.6
Share-based compensation	5.7	5.8
Settlement of Milacron share-based equity awards	5.9	—
Net loss on divestiture	3.0	—
Trade accounts receivable and receivables from long-term manufacturing contracts	37.7	(24.8)
Inventories	35.4	(12.1)
Prepaid expenses and other current assets	8.7	(0.8)
Trade accounts payable	(41.0)	12.7
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(45.7)	(24.6)
Income taxes payable	14.4	(12.8)
Defined benefit plan and postretirement funding	(5.2)	(4.6)
Defined benefit plan and postretirement expense	3.2	1.7
Other, net	(5.2)	(1.0)
Net cash provided by operating activities	45.3	46.5

Investing Activities
Capital expenditures	(15.0)	(8.3)
Proceeds from sales of property, plant, and equipment	13.3	—
Acquisition of businesses, net of cash acquired	(1,503.1)	(26.2)
Proceeds from divestiture, net of cash divested	222.4	—
Other, net	—	0.1
Net cash used in investing activities	(1,282.4)	(34.4)

Financing Activities
Proceeds from issuance of long-term debt	725.0	—
Repayments on long-term debt	(9.1)	—
Proceeds from revolving credit facilities	1,082.8	342.0
Repayments on revolving credit facilities	(544.7)	(323.8)
Payment of deferred financing costs	(7.0)	—
Payments of dividends on common stock	(31.7)	(26.2)
Proceeds from stock option exercises	0.2	1.4
Payments for employee taxes on net settlement equity awards	(1.8)	(4.2)
Other, net	(1.1)	(0.5)
Net cash provided by (used in) financing activities	1,212.6	(11.3)

Effect of exchange rates on cash and cash equivalents	(0.5)	2.1

Net cash flows	(25.0)	2.9

Cash, cash equivalents, and restricted cash:
At beginning of period	399.4	56.5
At end of period	$374.4	$59.4
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$374.0	$58.6
Short-term restricted cash included in other current assets	0.4	0.8
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$374.4	$59.4
See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2019	75.8	$712.9	$586.5	1.1	$(45.6)	$(126.7)	$16.7	$1,143.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(31.6)	(0.5)	(32.1)
Net (loss) income	—	—	(74.0)	—	—	—	1.8	(72.2)
Issuance/retirement of stock for stock awards/options	—	(0.2)	—	—	0.2	—	—	—
Share-based compensation	—	3.4	—	—	—	—	—	3.4
Dividends ($0.2125 per share)	—	0.2	(16.1)	—	—	—	—	(15.9)
Balance at March 31, 2020	75.8	$716.3	$496.4	1.1	$(45.4)	$(158.3)	$18.0	$1,027.0

	Six Months Ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2019	63.9	$345.3	$599.5	1.2	$(50.1)	$(140.6)	$15.7	$769.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(11.7)	(0.6)	(12.3)
Net (loss) income	—	—	(77.1)	—	—	—	4.1	(73.0)
Issuance/retirement of stock for stock awards/options	—	(6.3)	—	(0.1)	4.7	—	—	(1.6)
Share-based compensation	—	5.7	—	—	—	—	—	5.7
Dividends ($0.4250 per share)	—	0.3	(32.0)	—	—	—	(1.2)	(32.9)
Common stock issued to acquire Milacron (see Note 4)	11.9	371.3	—	—	—	—	—	371.3
Reclassification of certain income tax effects (1)	—	—	6.0	—	—	(6.0)	—	—
Balance at March 31, 2020	75.8	$716.3	$496.4	1.1	$(45.4)	$(158.3)	$18.0	$1,027.0

(1)
Income tax effects of the Tax Act (as defined in Note 2) were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 2 for more information.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2018	63.9	$341.7	$546.3	1.4	$(59.2)	$(94.3)	$12.9	$747.4
Total other comprehensive loss, net of tax	—	—	—	—	—	(7.5)	—	(7.5)
Net income	—	—	38.0	—	—	—	1.5	39.5
Issuance/retirement of stock for stock awards/options	—	(2.6)	—	(0.1)	3.6	—	—	1.0
Share-based compensation	—	3.9	—	—	—	—	—	3.9
Dividends ($0.2100 per share)	—	0.1	(13.2)	—	—	—	(1.1)	(14.2)
Balance at March 31, 2019	63.9	$343.1	$571.1	1.3	$(55.6)	$(101.8)	$13.3	$770.1

	Six Months Ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2018	63.9	$351.4	$531.0	1.6	$(67.1)	$(84.2)	$13.0	$744.1
Total other comprehensive (loss) income, net of tax	—	—	—	—	—	(17.6)	0.2	(17.4)
Net income	—	—	66.3	—	—	—	2.2	68.5
Issuance/retirement of stock for stock awards/options	—	(14.3)	—	(0.3)	11.5	—	—	(2.8)
Share-based compensation	—	5.8	—	—	—	—	—	5.8
Dividends ($0.4200 per share)	—	0.2	(26.4)	—	—	—	(2.1)	(28.3)
Other	—	—	0.2	—	—	—	—	0.2
Balance at March 31, 2019	63.9	$343.1	$571.1	1.3	$(55.6)	$(101.8)	$13.3	$770.1

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

On July 12, 2019, Hillenbrand entered into a definitive agreement (the “Merger Agreement”) to acquire Milacron Holdings Corp. (“Milacron”) in a cash and stock merger transaction. The Company completed the acquisition on November 21, 2019 through a merger of its wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron’s common stock that was issued and outstanding after the merger. The Consolidated Financial Statements include the financial results of Milacron from the date of acquisition. See Note 4 for further information on the acquisition.

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

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the percentage-of-completion method, preliminary purchase price allocations, determination of reporting unit and identifiable intangible asset fair value, and the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, and the effects of the COVID-19 pandemic and such associated measures on management’s estimates and results of operations through March 31, 2020 are reflected in the Consolidated Financial Statements. Events and changes in circumstances arising after March 31, 2020, including those resulting from the ongoing impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings.

2.	Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for 2019, except as described below.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a right of use asset and related lease liability for leases that have terms of more than twelve months. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance, with the classifications based on criteria that are similar to those applied under the current lease guidance, without the explicit bright lines. ASU 2016-02 became effective for the Company’s fiscal year that began on October 1, 2019. The Company adopted ASU 2016-02 under the allowable transition method to use the effective date as the date of initial application on transition without adjusting the comparative periods presented (modified retrospective method).

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

The Company surveyed its businesses, assessed its portfolio of leases, and compiled a central repository of all leases. Additionally, the Company identified and implemented appropriate changes to policies, procedures, and controls pertaining to existing and future lease arrangements to support recognition and disclosure requirements under ASU 2016-02. As a result of the adoption of ASU 2016-02, the Company recorded right-of-use assets of $165.0 and corresponding lease liabilities of $162.5 for its operating leases at March 31, 2020. The adoption of ASU 2016-02 did not have a material impact to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. See Note 6 for additional information.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-13”). ASU 2019-13 clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. ASU 2019-12 will be effective for the Company’s fiscal year beginning on October 1, 2021. The Company is currently evaluating the impact of ASU 2019-12 on the Consolidated Financial Statements

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the Consolidated Financial Statements.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at March 31, 2020 and September 30, 2019 was $187.3 and $181.1, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at March 31, 2020 and September 30, 2019 was $176.6 and $158.2, respectively, and consists primarily of cash payments received in advance of satisfying performance obligations. The revenue recognized for the six months ended March 31, 2020 and 2019 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2019 and 2018 was $87.8 and $107.0, respectively. During the three and six months ended March 31, 2020 and 2019, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of March 31, 2020, the aggregate amount of transaction price of remaining performance obligations within the Process Equipment Group and Milacron reportable segments, which corresponds to backlog as defined in Item 2 of this Form 10-Q, was $1,169.5. Approximately 83% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

As a result of completing the acquisition of Milacron during the current fiscal year, the Company now sells products in the following additional end markets: custom molders, automotive, consumer goods, packaging, electronics, and construction. The following tables present net revenue by end market, which include reclassifications in the prior year period to conform to the current year presentation:

	Three Months Ended March 31, 2020				Six Months Ended March 31, 2020
	Process Equipment Group	Milacron	Batesville	Total	Process Equipment Group	Milacron	Batesville	Total
End Market
Plastics	$206.6	$—	$—	$206.6	$408.7	$—	$—	$408.7
Automotive	—	38.1	—	38.1	—	63.2	—	63.2
Chemicals	24.1	—	—	24.1	48.4	—	—	48.4
Consumer goods	—	19.3	—	19.3	—	37.6	—	37.6
Food and pharmaceuticals	17.2	—	—	17.2	35.2	—	—	35.2
Custom molders	—	21.3	—	21.3	—	38.1	—	38.1
Packaging	—	22.8	—	22.8	—	36.6	—	36.6
Construction	—	14.9	—	14.9	—	31.8	—	31.8
Minerals and mining	15.4	—	—	15.4	28.7	—	—	28.7
Electronics	—	14.5	—	14.5	—	22.8	—	22.8
Death care	—	—	138.8	138.8	—	—	265.8	265.8
Other industrial	47.8	68.1	—	115.9	96.7	102.2	—	198.9
Total	$311.1	$199.0	$138.8	$648.9	$617.7	$332.3	$265.8	$1,215.8

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
End Market
Plastics	$202.2	$—	$202.2	$363.1	$—	$363.1
Chemicals	22.9	—	22.9	52.5	—	52.5
Food and pharmaceuticals	24.4	—	24.4	40.9	—	40.9
Minerals and mining	22.2	—	22.2	50.2	—	50.2
Death care	—	137.9	137.9	—	266.0	266.0
Other industrial	55.0	—	55.0	102.2	—	102.2
Total	$326.7	$137.9	$464.6	$608.9	$266.0	$874.9

The following tables present net revenue by products and services:

	Three Months Ended March 31, 2020				Six Months Ended March 31, 2020
	Process Equipment Group	Milacron	Batesville	Total	Process Equipment Group	Milacron	Batesville	Total
Products and Services
Equipment	$207.9	$99.0	$—	$306.9	$413.9	$181.2	$—	$595.1
Parts and services	103.2	58.3	—	161.5	203.8	90.5	—	294.3
Death care	—	—	138.8	138.8	—	—	265.8	265.8
Other	—	41.7	—	41.7	—	60.6	—	60.6
Total	$311.1	$199.0	$138.8	$648.9	$617.7	$332.3	$265.8	$1,215.8

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
Products and Services
Equipment	$227.6	$—	$227.6	$411.0	$—	$411.0
Parts and services	99.1	—	99.1	197.9	—	197.9
Death care	—	137.9	137.9	—	266.0	266.0
Total	$326.7	$137.9	$464.6	$608.9	$266.0	$874.9

The following tables present net revenue by timing of transfer:

	Three Months Ended March 31, 2020				Six Months Ended March 31, 2020
	Process Equipment Group	Milacron	Batesville	Total	Process Equipment Group	Milacron	Batesville	Total
Timing of Transfer
Point in time	$149.4	$199.0	$138.8	$487.2	$296.7	$332.3	$265.8	$894.8
Over time	161.7	—	—	161.7	321.0	—	—	321.0
Total	$311.1	$199.0	$138.8	$648.9	$617.7	$332.3	$265.8	$1,215.8

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
Timing of Transfer
Point in time	$176.8	$137.9	$314.7	$340.5	$266.0	$606.5
Over time	149.9	—	149.9	268.4	—	268.4
Total	$326.7	$137.9	$464.6	$608.9	$266.0	$874.9

4.	Business Acquisitions and Divestitures

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

The results of Milacron are reported separately in its own reportable segment. See Note 17 for further information.

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

Pursuant to the Merger Agreement, certain of Milacron’s outstanding stock options, restricted stock awards, restricted stock unit awards, and performance stock unit awards immediately vested and converted into the right to receive $11.80 per share in cash and 0.1612 shares of Hillenbrand common stock per share. Additionally, certain of Milacron’s stock appreciation rights were canceled and converted into the right to receive a lump sum cash payment. The fair value of share-based equity awards was apportioned between purchase price consideration and immediate expense. The portion of the fair value of partially vested awards associated with pre-acquisition service of Milacron employees represented a component of the total purchase price consideration, while the remaining portion of the fair value was immediately recognized as expense within operating expenses in the Consolidated Statement of Operations during the six months ended March 31, 2020.

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

(1)
The fair value of the 11.4 million shares of Hillenbrand’s common stock issued as of the acquisition date was determined based on a per share price of $31.26, which was the closing price of Hillenbrand’s common stock on November 20, 2019, the last trading day before the acquisition closed on November 21, 2019. This includes a nominal amount of cash paid in lieu of fractional shares. Additionally, 0.5 million shares of Hillenbrand’s common stock were issued to settle certain of Milacron’s outstanding share-based equity awards, as previously discussed.

(2)
In total, $20.0 was immediately recognized as expense within operating expenses in the Consolidated Statement of Operations during the six months ended March 31, 2020, which represents the portion of the fair value of outstanding share-based equity awards that was not associated with pre-acquisition service of Milacron employees, as previously discussed.

Purchase price allocation

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition.  None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes preliminary estimates of fair values of the assets acquired and liabilities assumed as of the acquisition date:

	November 21, 2019 (as initially reported)		Measurement Period Adjustments	November 21, 2019 (as adjusted)
Assets acquired:
Cash and cash equivalents	$125.8		$—	$125.8
Trade receivables	135.5		1.3	136.8
Inventories	288.7		5.7	294.4
Prepaid expense and other current assets	64.3		1.3	65.6
Property, plant, and equipment	262.9		(17.7)	245.2
Operating lease right-of-use assets	41.3		—	41.3
Identifiable intangible assets	865.0		(50.0)	815.0
Goodwill	666.5		38.8	705.3
Other long-term assets	22.6		2.7	25.3
Total assets acquired	2,472.6	—	(17.9)	2,454.7

Liabilities assumed:
Trade accounts payable	110.2		—	110.2
Liabilities from long-term manufacturing contracts and advances	32.7		—	32.7
Accrued compensation	23.2		(2.4)	20.8
Other current liabilities	72.2		(0.3)	71.9
Accrued pension and postretirement healthcare	29.4		—	29.4
Deferred income taxes	166.3		(15.2)	151.1
Operating lease liabilities - long-term	31.2		—	31.2
Other long-term liabilities	13.1		—	13.1
Total liabilities assumed	478.3	—	(17.9)	460.4

Total purchase price consideration	$1,994.3		$—	$1,994.3

Measurement period adjustments
The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions during the current quarter, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to property, plant, and equipment, identifiable intangible assets, goodwill, and deferred income taxes. Due to the timing of the acquisition, which was completed in the middle of the Company’s previous quarter, there were no measurement period adjustments materially impacting earnings that would have been recorded in the previous reporting period if the adjustments had been recognized as of the acquisition date.
As of March 31, 2020, the allocation of the purchase price has not been finalized and the one-year measurement period has not ended. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, the valuation of identifiable intangible assets acquired and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed at the acquisition date throughout the remainder of the measurement period.
Intangible assets identified
The preliminary purchase price allocation included $815.0 of acquired identifiable intangible assets. The preliminary fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flows are based on estimates used to price the Milacron acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return to the Company’s pricing model and the weighted-average cost of capital. Definite-lived intangible assets are being amortized over the estimated useful life on a straight-line basis.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the Company post-acquisition of Milacron.  In addition, Hillenbrand reviewed certain technological trends and considered the relative stability in the current Milacron customer base.

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$560.0	19 years
Trade names	150.0	Indefinite
Technology, including patents	95.0	10 years
Backlog	10.0	3 months
Total	$815.0

The Company is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business acquisitions). The working capital assets and liabilities, as well as the property, plant, and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement.  Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, and specifically those considered Level 3 measurements along with Level 2 measurements for certain tangible assets. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

Impact on results of operations

The results of Milacron’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the November 21, 2019 acquisition date. The following table provides the results of operations for Milacron included in Hillenbrand’s Consolidated Statements of Operations for the three and six months ended March 31, 2020:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Net revenue	$199.0	$332.3
Loss before income taxes	(30.2)	(29.5)

In connection with the acquisition of Milacron, the Company incurred a total of $3.9 and $57.7 of business acquisition and integration costs during the three and six months ended March 31, 2020, respectively, which were recorded within operating expenses in the Consolidated Statements of Operations.

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

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the Milacron acquisition had occurred on October 1, 2018 to give effect to certain events that Hillenbrand believes to be directly attributable to the Milacron acquisition. These pro forma adjustments primarily include:

•	an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and identifiable intangible assets;

•	an adjustment to interest expense to reflect the additional borrowings of Hillenbrand and the repayment of Milacron’s historical debt in conjunction with the acquisition;

•
an adjustment to remove business acquisition and integration costs, inventory step-up costs, and backlog amortization during the three and six months ended March 31, 2020, as these costs are non-recurring in nature and will not have a continuing effect on Hillenbrand’s results; and

•	the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net revenue	$648.9	$713.3	$1,331.5	$1,413.1
Net (loss) income attributable to Hillenbrand	(46.8)	37.5	(31.3)	67.4

Net income attributable to Hillenbrand — per share of common stock:
Basic (loss) earnings per share	$(0.62)	$0.50	$(0.42)	$0.90
Diluted (loss) earnings per share	$(0.62)	$0.50	$(0.42)	$0.90

Sale of Milacron facility

In December 2019, the Company completed the sale of a Milacron manufacturing facility located in Germany. As a result of the sale, the Company received net cash proceeds of $13.1 during the six months ended March 31, 2020. There was no material impact to the Consolidated Statement of Operations resulting from the sale of the facility during the six months ended March 31, 2020.

Divestiture of Cimcool

On March 30, 2020, the Company completed the sale of its Cimcool business (“Cimcool”), which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company, to DuBois Chemicals, Inc. The sale resulted in cash proceeds received at closing of $222.4, net of cash divested.

In addition, the Company may receive contingent consideration for the sale of Cimcool of up to an aggregate of $26.0 based on multiple earn-out provisions. The Company accounts for contingent consideration under a loss recovery approach. Under a loss recovery approach, the Company records a contingent consideration asset only to the extent of the lesser of (1) the amount that the non-contingent consideration received is exceeded by the net assets deconsolidated, or (2) the amount of contingent consideration that it is probable will be received. As of the transaction date (and at March 31, 2020), the Company was unable to determine that it was probable that any of the contingent consideration would be received, and accordingly no asset was recorded for contingent consideration. Subsequent measurement of contingent consideration will be based on the guidance for gain contingencies and any gain from contingent consideration will be recorded at the time the consideration is received.

As a result of the sale, the Company recorded a pre-tax loss of $3.0, using Level 2 nonrecurring fair value measurements, within other (expense) income, net in the Consolidated Statements of Operations during the three and six months ended March 31, 2020. The related tax effect resulted in tax expense of $13.0 and was included within income tax expense (benefit) in the Consolidated Statements of Operations during the three and six months ended March 31, 2020. The Company incurred $3.8 of transaction costs associated with the sale during the three and six months ended March 31, 2020, which were recorded within operating expenses in the Consolidated Statements of Operations.

The Company determined that the sale of Cimcool did not represent a strategic shift that had or will have a major effect on its consolidated operations and financial results, and therefore Cimcool was not classified as a discontinued operation. Cimcool’s results of operations were included within the Milacron reportable segment until the completion of the sale on March 30, 2020.

Acquisition of Burnaby Machine and Mill Equipment Ltd.

The Company completed the acquisition of Burnaby Machine and Mill Equipment Ltd. (“BM&M”) in November 2018 for $26.2 in cash, which included post-closing working capital adjustments. The Company used its revolving credit facility to fund the acquisition.  Based in Canada, BM&M provides high-speed gyratory screeners for a variety of industries. The results of BM&M are reported in the Process Equipment Group reportable segment.

5.	Supplemental Consolidated Balance Sheet Information

	March 31, 2020	September 30, 2019
Trade accounts receivable reserves	$24.6	$22.8

Accumulated depreciation on property, plant, and equipment	$322.3	$309.0

Inventories, net:
Finished goods	$184.0	$60.3
Raw materials and components	138.0	72.3
Work in process	101.3	44.0
Total inventories, net	$423.3	$176.6

Trade accounts receivable reserves consist of the allowance of doubtful accounts, which is a best estimate of the amount of probable credit losses and collection risk in the existing trade receivables portfolio, and the allowance for cash discounts and sales returns, which is based upon historical experience and trends. The Company considers a variety of factors when determining the accounts receivable reserves including macroeconomic conditions, specific industry trends, and customer classes. The Company specifically considered the impact of the COVID-19 pandemic on our trade receivables and determined there was no material impact on existing trade receivables at March 31, 2020.

6.	Leases

The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of March 31, 2020. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have elected an accounting policy to combine lease and non-lease components for all leases.

Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit rate is generally not readily determinable for most leases, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

For the three and six months ended March 31, 2020, the Company recognized $9.8 and $17.8, respectively, of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial in both periods.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

March 31, 2020
Operating lease right-of-use assets	$165.0

Other current liabilities	$31.7
Operating lease liabilities	130.8
Total operating lease liabilities	$162.5

Weighted-average remaining lease term (in years)	7.8

Weighted-average discount rate	2.1%

As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows:

2020 (excluding the six months ended March 31, 2020)	$17.3
2021	32.6
2022	28.1
2023	23.0
2024	15.6
Thereafter	57.0
Total lease payments	173.6
Less: imputed interest	(11.1)
Total present value of lease payments	$162.5

Supplemental Consolidated Statement of Cash Flow information is as follows:

Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$18.0
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	18.7

7.	Intangible Assets and Goodwill

Impairment assessment

Impairment recorded during the period

Testing for impairment of goodwill and indefinite lived assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the asset or reporting unit may have decreased below the carrying value.  The Company’s annual assessment is performed at the reporting unit level, which consists of determining each reporting unit’s current fair value compared to its current carrying value. In connection with the preparation of the Consolidated Financial Statements for the three months ended March 31, 2020, an interim impairment assessment was performed for select reporting units within the Process Equipment Group and Milacron reportable segments as a result of certain triggering events and changes in circumstances discussed in detail below. Additionally, based on the macroeconomic factors below, as well as the decline in the Company’s common stock price during the three months ended March 31, 2020, the Company performed a qualitative review for all remaining reporting units and determined that those reporting units did not require an interim impairment test as it was more likely than not that the current fair value of those reporting units exceeded their carrying value, based on their current and projected financial performance as well as the headroom from previous goodwill impairment tests.

For certain reporting units within the Process Equipment Group reportable segment, an interim impairment review was triggered by the Company’s decision to redirect its strategic investments as it remains focused on deleveraging following two major events within the six months ended March 31, 2020: (1) the continued evaluation of the Company’s operations following the acquisition of Milacron completed on November 21, 2019, and (2) current adverse macroeconomic conditions primarily driven by the COVID-19 pandemic. In connection with these events, the Company has made the decision to limit its future strategic investment in its two reporting units that primarily sell and manufacture products in the flow control sector. The decision to limit future investment as well as the Company’s updated forecasts, which considered the impact of the COVID-19 pandemic, reduced those reporting units’ anticipated annual revenue growth rates and corresponding profitability and cash flows. The annual revenue growth rates utilized in the Company’s fair value estimate are consistent with the reporting units’ operating plans. As a result of the change to expected future cash flows, along with comparable fair value information, the Company concluded that the carrying value for these reporting units exceeded their fair value, resulting in goodwill impairment charges of $72.3 during the three and six months ended March 31, 2020. The pre-impairment goodwill balance for these reporting units was $95.2.  A 10% further reduction in the fair value of these reporting units would indicate a potential additional goodwill impairment of approximately $12.0.  Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name associated with one of these reporting units exceeded its fair value. As a result, an impairment charge of $0.7 was recorded for this trade name during the three and six months ended March 31, 2020. The pre-impairment balance for this trade name was $4.4.

For the reporting units within the Milacron reportable segment, an interim impairment review was triggered by recent macroeconomic conditions primarily driven by the COVID-19 pandemic. Subsequent to the Company completing the acquisition of Milacron on November 21, 2019, the Company has since revised its forecasts for all reporting units within the Milacron reportable segment due to the deterioration in the overall global economy as a result of the pandemic. As a result of the decline in forecasted revenues, under the relief-from-royalty fair value method, the Company concluded that the carrying value of certain trade names and technology associated with these reporting units exceeded their fair value. As a result, impairment charges of $9.5 were recorded for these intangible assets during the three and six months ended March 31, 2020. The pre-impairment balance for these intangible assets was $125.0. A 10% further reduction in the fair value of these intangible assets, caused by further declines in forecasted revenues and changes in the discount rate selected by the Company, would indicate a potential additional impairment of approximately $12.0.

The impairment charges to goodwill and the identifiable intangible assets were nondeductible for tax purposes. The following table summarizes the impairment charges recorded by the Company during the three and six months ended March 31, 2020:

	Impairment Charges
	Process Equipment Group	Milacron	Total
Goodwill	$72.3	$—	$72.3
Trade names	0.7	7.9	8.6
Technology, including patents	—	1.6	1.6
Total	$73.0	$9.5	$82.5

Additionally, as a result of the Company’s revised forecasts driven by the COVID-19 pandemic for all reporting units within the Milacron reportable segment, the Company performed an interim impairment review for these reporting units during the three months ended March 31, 2020 and determined that no impairment of goodwill occurred as a result of this triggering event. The estimated fair value, as calculated, for all four reporting units within the Milacron reportable segment ranged from approximately 3% to 16% greater than their carrying value as of March 31, 2020.

The valuation used to test goodwill for impairment is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, achievement of synergy initiatives, margin expansion, and the Company's business plans. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and the limited cushion (or headroom as commonly referred) due to the recent acquisition of Milacron, goodwill for the reporting units within the Milacron reportable segment are more susceptible to impairment risk.

The Company is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including impairment assessments). Goodwill and intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement.

The most significant assumptions used in the determination of the estimated fair value of the reporting units are the revenue and EBITDA growth rates (including terminal growth rates) and the discount rate. The terminal growth rate represents the rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The terminal growth rate utilized in the Company’s fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted-average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rates may be impacted by adverse changes in the macroeconomic environment, specifically the COVID-19 pandemic, volatility in the equity and debt markets or other factors.

While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a further decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	943.0	(191.2)	464.2	(169.2)
Technology, including patents	156.0	(55.4)	76.8	(49.4)
Software	65.6	(54.2)	58.7	(51.7)
Backlog	10.0	(10.0)	—	—
Other	0.1	(0.1)	0.2	(0.2)
	1,174.9	(311.1)	600.1	(270.7)
Indefinite-lived assets:
Trade names	237.5	—	125.5	—

Total	$1,412.4	$(311.1)	$725.6	$(270.7)

The net change in intangible assets during the six months ended March 31, 2020 was driven primarily by the following:

•	the acquisition of Milacron, which included acquired intangible assets of $815.0;

•	the divestiture of Cimcool, which included divested gross intangible assets of $122.1;

•	impairment charges to intangible assets of $10.2;

•	normal amortization; and

•	foreign currency adjustments.

See Note 4 for further information on the acquisition of Milacron and the divestiture of Cimcool. Estimated amortization expense related to intangible assets for the next five years is: $71.3 in 2020 (includes six months actual and six months estimated), $65.2 in 2021, $64.2 in 2022, $63.7 in 2023, and $63.6 in 2024.

Goodwill

As discussed above, goodwill is not amortized but is tested for impairment at least annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances.  Goodwill has been assigned to reporting units.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the six months ended March 31, 2020:

	Process Equipment Group	Milacron	Batesville	Total
Balance as of September 30, 2019	$569.7	$—	$8.3	$578.0
Acquisitions (1)	1.7	705.3	—	707.0
Divestiture (2)	—	(77.9)	—	(77.9)
Impairment charges	(72.3)	—	—	(72.3)
Foreign currency adjustments	4.6	(5.9)	—	(1.3)
Balance as of March 31, 2020 (3)	$503.7	$621.5	$8.3	$1,133.5

(1)	See Note 4 for further information on the acquisitions of Milacron and BM&M.

(2)	See Note 4 for further information on the divestiture of Cimcool.

(3)	There was accumulated goodwill impairment of $131.1 and $58.8 within the Process Equipment Group as of March 31, 2020 and September 30, 2019, respectively.

8.	Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of the dates reported in the Consolidated Balance Sheets:

	March 31, 2020	September 30, 2019
$900.0 revolving credit facility (excluding outstanding letters of credit)	$537.6	$—
$500.0 term loan facility (1)	492.3	—
$375.0 senior unsecured notes, net of discount (2)	370.4	370.1
$225.0 term loan facility (3)	221.8	—
$150.0 senior unsecured notes, net of discount (4)	149.9	149.7
$100.0 Series A Notes (5)	99.7	99.7
Other	1.6	—
Total debt	1,873.3	619.5
Less: current portion	46.7	—
Total long-term debt	$1,826.6	$619.5

(1)	Includes unamortized debt issuance costs of $1.5 at March 31, 2020.

(2)	Includes unamortized debt issuance costs of $4.0 and $4.3 at March 31, 2020 and September 30, 2019, respectively.

(3)	Includes unamortized debt issuance costs of $0.4 at March 31, 2020.

(4)	Includes unamortized debt issuance costs of $0.1 and $0.2 at March 31, 2020 and September 30, 2019, respectively.

(5)	Includes unamortized debt issuance costs of $0.3 at both March 31, 2020 and September 30, 2019.

The following table summarizes the scheduled maturities of long-term debt for 2020 through 2024:

Amount
2020 (remaining six months) (1)	$177.2
2021	36.2
2022	54.4
2023	223.2
2024	587.6

(1)
Includes the $150.0 senior unsecured notes which mature in July 2020. Upon maturity, the Company expects to refinance the notes on a long-term basis.  The Company has the intent and believes it has the ability to refinance the notes due to expected available borrowing capacity under the Revolver, although the financing source ultimately used to refinance the notes may be different.  As such, these obligations continue to be classified as long-term debt within the Consolidated Balance Sheets.

Financing for Milacron Acquisition

Upon completing the acquisition of Milacron on November 21, 2019, Hillenbrand incurred borrowings under its two term loans in aggregate principal amounts of $500.0 and $225.0 (the “Term Loan Facilities”), which are provided for under the Company’s Third Amended and Restated Credit Agreement dated August 28, 2019 and subsequently amended on October 8, 2019 and January 10, 2020 (the “Credit Agreement”). The $500.0 term loan matures on the fifth anniversary of the date on which it was borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, 7.5% in each of years 3 and 4, and 10% in year 5) and the $225.0 term loan matures on the third anniversary of the date on which it was borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, and 7.5% in year 3). The $500.0 term loan accrues interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 1.875% for term loans bearing interest at the LIBO Rate and 0.0% to 0.875% for term loans bearing interest at the Alternate Base Rate. The $225.0 term loan accrues interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate plus a margin based on the Company’s leverage ratio, ranging from 0.875% to 1.75% for term loans bearing interest at the LIBO Rate and 0.0% to 0.75% for term loans bearing interest at the Alternate Base Rate. For the three and six months ended March 31, 2020, the weighted average interest rates were 3.36% and 3.40%, respectively, for the $500.0 term loan and 3.23% and 3.27%, respectively, for the $225.0 term loan. Deferred financing costs of $2.0 are being amortized to interest expense over the respective terms of the Term Loan Facilities.

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

With respect to the Revolver, the Company has made net repayments since the closing date of the acquisition of Milacron, resulting in an outstanding balance of $537.6 as of March 31, 2020. As of March 31, 2020, the Company had $8.3 in outstanding letters of credit issued and $354.1 of maximum borrowing capacity under the Revolver. $159.7 of this borrowing capacity was immediately available based on the Company’s most restrictive covenant at March 31, 2020. The weighted-average interest rates on borrowings under the Revolver were 2.84% and 2.88% for the three and six months ended March 31, 2020, respectively, and 2.73% and 2.57% for the same periods in the prior year, respectively. The weighted average facility fee was 0.25% and 0.21% for the three and six months ended March 31, 2020, respectively, and 0.12% and 0.11% for the same periods in the prior year, respectively.

Other credit arrangements

In the normal course of business, operating companies within the Process Equipment Group and Milacron reportable segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of March 31, 2020, the Company had credit arrangements totaling $379.7, under which $277.0 was used for this purpose. These arrangements include the Company’s Syndicated Letter of Guarantee Facility (as amended, the “L/G Facility Agreement”) and other ancillary credit facilities. On January 10, 2020, the L/G Facility Agreement was amended to expand the size of the existing €150.0 facility by an additional €25.0.

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

On January 10, 2020, with a retroactive effective date of December 31, 2019, the Company amended the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement to, among other things, (i) increase the maximum permitted leverage ratio to (A) 4.50 to 1.00 for the quarters ending December 31, 2019 and March 31, 2020, (B) 4.25 to 1.00 for the quarter ending June 30, 2020, (C) 4.00 to 1.00 for the quarter ending September 30, 2020, (D) 3.75 to 1.00 for the quarter ending December 31, 2020, and (E) 3.50 to 1.00 for the quarter ending March 31, 2021 and each quarter ending thereafter and (ii) add additional pricing levels to compensate for the increase in permitted leverage ratios.

As of March 31, 2020, Hillenbrand was in compliance with all covenants under these agreements. Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the $375.0 and $150.0 senior unsecured notes, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement each contain certain other customary covenants, representations and warranties and events of default. The indentures governing both the $375.0 and $150.0 senior unsecured notes do not limit the Company’s ability to incur additional indebtedness. They do, however, contain certain covenants that restrict the Company’s ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the senior unsecured notes with remedies if the Company fails to perform specific obligations. As of March 31, 2020, Hillenbrand was in compliance with all covenants and there were no events of default.

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

Components of net periodic pension cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Service costs	$0.3	$0.6	$0.5	$0.4
Interest costs	2.0	2.5	0.1	0.3
Expected return on plan assets	(3.2)	(3.3)	(0.2)	(0.2)
Amortization of unrecognized prior service costs, net	—	0.1	—	—
Amortization of net loss	1.2	0.2	0.9	0.3
Net periodic pension cost	$0.3	$0.1	$1.3	$0.8

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service costs	$0.7	$1.2	$1.1	$0.7
Interest costs	4.0	5.1	0.3	0.6
Expected return on plan assets	(6.4)	(6.6)	(0.3)	(0.3)
Amortization of unrecognized prior service costs, net	—	0.1	—	—
Amortization of net loss	2.4	0.4	1.3	0.5
Net periodic pension cost	$0.7	$0.2	$2.4	$1.5

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

Expenses related to the Company’s defined contribution plans were $3.8 and $7.1 for the three and six months ended March 31, 2020, respectively, and $2.9 and $5.7 for the same periods in the prior year, respectively.

10.	Income Taxes

The effective tax rates for the three months ended March 31, 2020 and 2019 were (2.6%) and 25.9%, respectively. The negative effective tax rate in the current quarter and the difference from the prior year is due to the current quarter loss position and the discrete recognition of tax expense on the divestiture of Cimcool, which provided a decrease in the effective tax rate.

The effective tax rates for the six months ended March 31, 2020 and 2019 were 12.7% and 29.2%, respectively. Due to the current year net loss position, the effective tax rate decreased over the prior year as a result of the discrete recognition of tax expense on the divestiture of Cimcool, partially offset by the tax benefit recognized in 2020 from the revaluation of current and deferred tax balances in connection with the enacted statutory tax rate reductions in certain foreign jurisdictions.  The change in the effective tax rate compared to the prior year was also impacted by the prior year increase in the reserve for unrecognized tax benefits that did not recur in the current year.

The acquisition of Milacron was completed as a taxable acquisition of the outstanding common stock of Milacron. In connection with the acquisition, the Company recorded a net deferred tax liability of $138.0 associated with the difference between the financial accounting basis and the tax basis in the acquired assets and liabilities assumed. Included in the acquired deferred taxes were deferred tax assets for the carryforward of Milacron’s tax net operating losses from federal, state, and foreign tax jurisdictions of $65.1, which were partially offset by the recognition of preliminary valuation allowances of $25.6 related to the estimated realizability of these items. The utilization of the acquired U.S. federal and state net operating losses to reduce Hillenbrand’s taxable income will be limited annually under Section 382 of the Internal Revenue Code. The Section 382 limitation analysis is in process as part of purchase accounting finalization and was not completed as of March 31, 2020. Additionally, Hillenbrand incurred transaction costs of $0.3 and $43.2 during the three and six months ended March 31, 2020, respectively, associated with the acquisition of Milacron. A preliminary estimate of the nondeductible portion of these costs has been determined to be approximately $24.9 and recognized as an adjustment to the forecasted tax rate for the year. As the Company continues to analyze the tax attributes of the acquisition, it will revise these preliminary estimates and appropriately record the impact of any changes in estimates.

11.	Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  Potential dilutive effects, representing approximately 400,000 shares at both March 31, 2020 and 2019, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net (loss) income attributable to Hillenbrand	$(74.0)	$38.0	$(77.1)	$66.3
Weighted-average shares outstanding (basic - in millions) (1)	75.1	62.9	71.7	62.9
Effect of dilutive stock options and other unvested equity awards (in millions) (2)	—	0.5	—	0.5
Weighted-average shares outstanding (diluted - in millions)	75.1	63.4	71.7	63.4

Basic (loss) earnings per share	$(0.99)	$0.60	$(1.07)	$1.05
Diluted (loss) earnings per share	$(0.99)	$0.60	$(1.07)	$1.05

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	3.1	1.1	2.8	0.9

(1)
The increase in weighted-average shares outstanding during the six months ended March 31, 2020 was due to 11.9 million of additional shares issued on November 21, 2019 in connection with the acquisition of Milacron. See Note 4 for further information.

(2)
As a result of the net loss attributable to Hillenbrand during the three and six months ended March 31, 2020, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

12.	Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)
Other comprehensive loss before reclassifications:
Before tax amount	—	(12.3)	(3.0)	(15.3)	$(0.6)	$(15.9)
Tax benefit	—	—	0.6	0.6	—	0.6
After tax amount	—	(12.3)	(2.4)	(14.7)	(0.6)	(15.3)
Amounts reclassified from accumulated other comprehensive loss(1)	2.5	—	0.5	3.0	—	3.0
Net current period other comprehensive income (loss)	2.5	(12.3)	(1.9)	(11.7)	$(0.6)	$(12.3)
Reclassification of certain income tax effects (2)	(6.0)	—	—	(6.0)
Balance at March 31, 2020	$(65.8)	$(77.0)	$(15.5)	$(158.3)

(1)	Amounts are net of tax.

(2)	Income tax effects of the Tax Act were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 2 for more information.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)
Other comprehensive (loss) income before reclassifications:
Before tax amount	—	(9.7)	(11.0)	(20.7)	$0.2	$(20.5)
Tax benefit	—	—	2.6	2.6	—	2.6
After tax amount	—	(9.7)	(8.4)	(18.1)	0.2	(17.9)
Amounts reclassified from accumulated other comprehensive loss(1)	0.5	—	—	0.5	—	0.5
Net current period other comprehensive income (loss)	0.5	(9.7)	(8.4)	(17.6)	$0.2	$(17.4)
Balance at March 31, 2019	$(40.5)	$(53.8)	$(7.5)	$(101.8)

(1)	Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended March 31, 2020
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.3)	$(0.3)
Cost of goods sold	—	—	(0.2)	(0.2)
Other (expense) income, net	1.9	(0.1)	0.5	2.3
Total before tax	$1.9	$(0.1)	$—	$1.8
Tax benefit				(0.3)
Total reclassifications for the period, net of tax				$1.5

	Six Months Ended March 31, 2020
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	—	—	(0.4)	(0.4)
Other (expense) income, net	3.5	(0.1)	1.0	4.4
Total before tax	$3.5	$(0.1)	$0.4	$3.8
Tax benefit				(0.8)
Total reclassifications for the period, net of tax				$3.0

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

	Three Months Ended March 31, 2019
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.1)	(0.1)
Other (expense) income, net	0.4	—	—	0.4
Total before tax	$0.4	$—	$—	$0.4
Tax benefit				(0.1)
Total reclassifications for the period, net of tax				$0.3

	Six Months Ended March 31, 2019
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.2)	(0.2)
Other (expense) income, net	0.7	—	—	0.7
Total before tax	$0.7	$—	$—	$0.7
Tax benefit				(0.2)
Total reclassifications for the period, net of tax				$0.5

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

13.	Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Share-based compensation costs	$3.4	$3.9	$5.7	$5.8
Less impact of income tax benefit	0.8	0.9	1.3	1.3
Share-based compensation costs, net of tax	$2.6	$3.0	$4.4	$4.5

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

During the six months ended March 31, 2020, the Company made the following grants:

Number of Units
Stock options	454,929
Time-based stock awards	315,555
Performance-based stock awards (maximum that can be earned)	423,651

Stock options granted during 2020 had a weighted-average exercise price of $31.94 and a weighted-average grant date fair value of $6.63.  The Company’s time-based stock awards and performance-based stock awards granted during the six months ended March 31, 2020 had weighted-average grant date fair values of $31.63 and $32.74, respectively.  Included in the performance-based stock awards granted during the six months ended March 31, 2020 are 252,406 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

14.	Other (Expense) Income, Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net loss on divestiture	$(3.0)	$—	$(3.0)	$—
Interest income	0.6	—	1.9	—
Foreign currency exchange gain, net	1.8	0.1	1.9	0.5
Other, net	(0.1)	—	0.4	0.1
Other (expense) income, net	$(0.7)	$0.1	$1.2	$0.6

15.	Commitments and Contingencies

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

Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at March 31, 2020	Fair Value at March 31, 2020 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$374.0	$374.0	$—	$—
Investments in rabbi trust	3.2	3.2	—	—
Derivative instruments	2.7	—	2.7	—

Liabilities:
Revolver	537.6	—	537.6	—
$500.0 term loan facility	493.8	—	493.8	—
$375.0 senior unsecured notes	374.4	371.0	—	—
$225.0 term loan facility	222.2	—	222.2	—
$150.0 senior unsecured notes	150.0	149.1	—	—
$100.0 Series A Notes	100.0	—	98.9	—
Derivative instruments	6.3	—	6.3	—

	Carrying Value at September 30, 2019	Fair Value at September 30, 2019 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$399.0	$399.0	$—	$—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	2.5	—	2.5	—

Liabilities:
$375.0 senior unsecured notes	374.4	380.6	—	—
$150.0 senior unsecured notes	149.9	152.8	—	—
$100.0 Series A Notes	100.0	—	108.5	—
Derivative instruments	2.6	—	2.6	—

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

•	The fair values of the $375.0 and $150.0 senior unsecured notes were based on quoted prices in active markets.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $238.2 and $128.9 at March 31, 2020 and September 30, 2019, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities in the Consolidated Balance Sheets.

17.	Segment and Geographical Information

Prior to completing the acquisition of Milacron on November 21, 2019, the Company conducted operations through two reportable business segments: the Process Equipment Group and Batesville. Upon completing the acquisition, the Company has been undertaking a planning process of assessing its management and organizational structure. As of March 31, 2020, the Company is still assessing changes in its internal management reporting structure to incorporate Milacron and the effects it may have on the Company’s reportable segments, if any. Because this process was not complete as of March 31, 2020, the Company has reported the results of operations of Milacron from the acquisition date through March 31, 2020 as a separate reportable segment.

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

The following tables present financial information for the Company’s reportable segments and significant geographical locations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net revenue
Process Equipment Group	$311.1	$326.7	$617.7	$608.9
Milacron	199.0	—	332.3	—
Batesville	138.8	137.9	265.8	266.0
Total	$648.9	$464.6	$1,215.8	$874.9

Adjusted EBITDA (1)
Process Equipment Group	$57.5	$55.5	$109.0	$101.7
Milacron	31.9	—	58.2	—
Batesville	32.0	31.6	55.0	58.3
Corporate	(10.8)	(12.2)	(19.7)	(21.0)

Net revenue (2)
United States	$288.0	$232.4	$560.9	$447.2
Germany	188.6	141.6	344.0	252.9
All other foreign business units	172.3	90.6	310.9	174.8
Total	$648.9	$464.6	$1,215.8	$874.9

(1)
Adjusted EBITDA is a non-GAAP measure used by management to measure segment performance and make operating decisions. See the Operating Performance Measures section of Management’s Discussion and Analysis for further information on adjusted EBITDA, which is reconciled to consolidated net (loss) income below.

(2)	The Company attributes net revenue to a geography based upon the location of the business that consummates the external sale.

	March 31, 2020	September 30, 2019
Total assets assigned
Process Equipment Group	$1,736.7	$1,729.1
Milacron	2,001.3	—
Batesville	233.7	186.1
Corporate	219.0	313.4
Total	$4,190.7	$2,228.6

Tangible long-lived assets, net(1)
United States	$218.1	$75.8
Germany	105.6	40.2
China	51.4	4.4
All other foreign business units	138.6	19.9
Total	$513.7	$140.3

(1)	Tangible long-lived assets, net includes operating lease right-of-use assets as of March 31, 2020 due to the adoption of ASU 2016-02 in the current year.

The following schedule reconciles reportable segment adjusted EBITDA to consolidated net (loss) income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Adjusted EBITDA:
Process Equipment Group	$57.5	$55.5	$109.0	$101.7
Milacron	31.9	—	58.2	—
Batesville	32.0	31.6	55.0	58.3
Corporate	(10.8)	(12.2)	(19.7)	(21.0)
Less:
Interest income	(0.6)	(0.2)	(1.9)	(0.4)
Interest expense	20.9	5.4	35.6	10.9
Income tax expense (benefit)	1.8	13.8	(10.6)	28.3
Depreciation and amortization	38.6	15.1	64.5	29.2
Impairment charges	82.5	—	82.5	—
Business acquisition, disposition, and integration costs	8.0	0.5	61.8	1.1
Restructuring and restructuring-related charges	0.7	0.7	3.1	1.2
Inventory step-up	27.5	0.1	37.1	0.2
Net loss on divestiture	3.0	—	3.0	—
Other	0.4	—	0.4	—
Consolidated net (loss) income	$(72.2)	$39.5	$(73.0)	$68.5

18.	Condensed Consolidating Information

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

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$212.6	$493.2	$(56.9)	$648.9	$—	$230.6	$294.1	$(60.1)	$464.6
Cost of goods sold	—	117.2	367.8	(29.8)	455.2	—	126.8	210.0	(33.1)	303.7
Gross profit	—	95.4	125.4	(27.1)	193.7	—	103.8	84.1	(27.0)	160.9
Operating expenses	15.0	57.6	90.5	(27.1)	136.0	13.7	60.9	46.1	(27.0)	93.7
Amortization expense	—	3.4	20.6	—	24.0	—	3.4	5.2	—	8.6
Impairment charges	—	54.7	27.8	—	82.5	—	—	—	—	—
Interest expense	0.3	0.2	20.4	—	20.9	4.7	0.1	0.6	—	5.4
Other (expense) income, net	(0.5)	(0.7)	0.5	—	(0.7)	(0.2)	(0.1)	0.4	—	0.1
Equity in net income of subsidiaries	(43.7)	2.5	—	41.2	—	51.4	3.5	—	(54.9)	—
(Loss) income before income taxes	(59.5)	(18.7)	(33.4)	41.2	(70.4)	32.8	42.8	32.6	(54.9)	53.3
Income tax expense (benefit)	14.5	(5.2)	(7.5)	—	1.8	(5.2)	10.6	8.4	—	13.8
Consolidated net (loss) income	(74.0)	(13.5)	(25.9)	41.2	(72.2)	38.0	32.2	24.2	(54.9)	39.5
Less: Net income attributable to
noncontrolling interests	—	—	1.8	—	1.8	—	—	1.5	—	1.5
Net (loss) income attributable to Hillenbrand	$(74.0)	$(13.5)	$(27.7)	$41.2	$(74.0)	$38.0	$32.2	$22.7	$(54.9)	$38.0
Consolidated comprehensive (loss) income	$(105.6)	$(15.1)	$(55.3)	$71.7	$(104.3)	$30.5	$32.4	$19.6	$(50.5)	$32.0
Less: Comprehensive income attributable
to noncontrolling interests	—	—	1.3	—	1.3	—	—	1.5	—	1.5
Comprehensive (loss) income attributable to Hillenbrand	$(105.6)	$(15.1)	$(56.6)	$71.7	$(105.6)	$30.5	$32.4	$18.1	$(50.5)	$30.5

	Six Months Ended March 31, 2020					Six Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$418.1	$910.2	$(112.5)	$1,215.8	$—	$446.7	$541.9	$(113.7)	$874.9
Cost of goods sold	—	234.9	674.1	(58.7)	850.3	—	242.6	384.4	(60.0)	567.0
Gross profit	—	183.2	236.1	(53.8)	365.5	—	204.1	157.5	(53.7)	307.9
Operating expenses	63.6	116.1	167.5	(53.8)	293.4	23.9	122.3	91.9	(53.7)	184.4
Amortization expense	—	6.7	32.1	—	38.8	—	6.7	9.7	—	16.4
Impairment charges	—	54.7	27.8	—	82.5	—	—	—	—	—
Interest expense	5.5	0.2	29.9	—	35.6	9.2	0.1	1.6	—	10.9
Other income (expense), net	0.4	(1.6)	2.4	—	1.2	(0.5)	(0.1)	1.2	—	0.6
Equity in net income of subsidiaries	(18.1)	4.3	—	13.8	—	93.4	5.7	—	(99.1)	—
(Loss) income before income taxes	(86.8)	8.2	(18.8)	13.8	(83.6)	59.8	80.6	55.5	(99.1)	96.8
Income tax (benefit) expense	(9.7)	1.0	(1.9)	—	(10.6)	(6.5)	20.5	14.3	—	28.3
Consolidated net (loss) income	(77.1)	7.2	(16.9)	13.8	(73.0)	66.3	60.1	41.2	(99.1)	68.5
Less: Net income attributable to
noncontrolling interests	—	—	4.1	—	4.1	—	—	2.2	—	2.2
Net (loss) income attributable to Hillenbrand	$(77.1)	$7.2	$(21.0)	$13.8	$(77.1)	$66.3	$60.1	$39.0	$(99.1)	$66.3
Consolidated comprehensive (loss) income	$(88.8)	$3.8	$(29.4)	$29.1	$(85.3)	$48.7	$60.2	$31.4	$(89.2)	$51.1
Less: Comprehensive income attributable
to noncontrolling interests	—	—	3.5	—	3.5	—	—	2.4	—	2.4
Comprehensive (loss) income attributable to Hillenbrand	$(88.8)	$3.8	$(32.9)	$29.1	$(88.8)	$48.7	$60.2	$29.0	$(89.2)	$48.7

Condensed Consolidating Balance Sheets

	March 31, 2020					September 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$145.3	$11.5	$217.2	$—	$374.0	$283.1	$9.6	$106.3	$—	$399.0
Trade receivables, net	—	92.3	200.5	—	292.8	—	113.6	103.8	—	217.4
Receivables from long-term manufacturing contracts	—	13.2	174.1	—	187.3	—	9.8	171.3	—	181.1
Inventories, net	—	78.2	347.9	(2.8)	423.3	—	78.2	101.2	(2.8)	176.6
Intercompany receivables	—	1,135.2	149.9	(1,285.1)	—	—	1,179.7	—	(1,179.7)	—
Prepaid expenses and other current assets	4.6	25.3	54.8	2.0	86.7	2.5	6.1	40.1	0.4	49.1
Total current assets	149.9	1,355.7	1,144.4	(1,285.9)	1,364.1	285.6	1,397.0	522.7	(1,182.1)	1,023.2
Property, plant and equipment, net	3.7	60.8	284.2	—	348.7	3.8	61.2	75.3	—	140.3
Operating lease right-of-use assets	0.7	13.2	151.1	—	165.0	—	—	—	—	—
Intangible assets, net	2.3	174.3	924.7	—	1,101.3	2.4	181.4	271.1	—	454.9
Goodwill	—	170.3	963.2	—	1,133.5	—	225.0	353.0	—	578.0
Investment in consolidated subsidiaries	3,947.1	654.1	—	(4,601.2)	—	2,266.4	655.2	—	(2,921.6)	—
Other long-term assets	49.9	27.4	27.7	(26.9)	78.1	33.8	20.5	3.1	(25.2)	32.2
Total Assets	$4,153.6	$2,455.8	$3,495.3	$(5,914.0)	$4,190.7	$2,592.0	$2,540.3	$1,225.2	$(4,128.9)	$2,228.6

Trade accounts payable	$3.9	$60.4	$233.6	$—	$297.9	$2.6	$59.0	$174.6	$—	$236.2
Liabilities from long-term manufacturing contracts and advances	—	13.0	163.6	—	176.6	—	13.5	144.7	—	158.2
Current portion of long-term debt	45.3	—	1.4	—	46.7	—	—	—	—	—
Accrued compensation	3.0	13.3	61.9	—	78.2	6.9	20.8	45.5	—	73.2
Intercompany payables	1,287.9	—	—	(1,287.9)	—	1,167.0	10.2	5.3	(1,182.5)	—
Other current liabilities	26.2	54.8	124.5	0.3	205.8	19.2	45.0	67.1	(9.6)	121.7
Total current liabilities	1,366.3	141.5	585.0	(1,287.6)	805.2	1,195.7	148.5	437.2	(1,192.1)	589.3
Long-term debt	1,754.8	—	71.8	—	1,826.6	619.5	—	—	—	619.5
Accrued pension and postretirement healthcare	0.9	30.4	126.6	—	157.9	0.8	32.1	98.4	—	131.3
Operating lease liabilities	0.4	10.3	120.1	—	130.8	—	—	—	—	—
Deferred income taxes	—	12.0	200.7	(25.2)	187.5	—	24.0	64.8	(15.2)	73.6
Other long-term liabilities	22.2	14.7	18.8	—	55.7	21.9	12.5	10.7	—	45.1
Total Liabilities	3,144.6	208.9	1,123.0	(1,312.8)	3,163.7	1,837.9	217.1	611.1	(1,207.3)	1,458.8
Hillenbrand Shareholders’ Equity	1,009.0	2,246.9	2,354.3	(4,601.2)	1,009.0	754.1	2,323.2	598.4	(2,921.6)	754.1
Noncontrolling interests	—	—	18.0	—	18.0	—	—	15.7	—	15.7
Total Shareholders’ Equity	1,009.0	2,246.9	2,372.3	(4,601.2)	1,027.0	754.1	2,323.2	614.1	(2,921.6)	769.8
Total Liabilities and Shareholders’ Equity	$4,153.6	$2,455.8	$3,495.3	$(5,914.0)	$4,190.7	$2,592.0	$2,540.3	$1,225.2	$(4,128.9)	$2,228.6

Condensed Consolidating Statements of Cash Flows

	Six Months Ended March 31, 2020					Six Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2.0	$103.2	$42.6	$(102.5)	$45.3	$(4.7)	$103.0	$54.6	$(106.4)	$46.5

Investing activities:
Capital expenditures	(0.7)	(5.3)	(9.0)	—	(15.0)	(0.4)	(3.6)	(4.3)	—	(8.3)
Proceeds from sales of property, plant, and equipment	—	0.1	13.2	—	13.3	—	—	—	—	—
Acquisition of businesses, net of cash acquired	(1,503.1)	—	—	—	(1,503.1)	—	—	(26.2)	—	(26.2)
Proceeds from divestiture, net of cash divested	222.4				222.4	—	—	—	—	—
Other, net	—	—	—	—	—	—	0.1	—	—	0.1
Net cash (used in) provided by investing activities	(1,281.4)	(5.2)	4.2	—	(1,282.4)	(0.4)	(3.5)	(30.5)	—	(34.4)

Financing activities:
Proceeds from issuance of long-term debt	725.0	—	—	—	725.0	—	—	—	—	—
Repayments on long-term debt	(9.1)	—	—	—	(9.1)	—	—	—	—	—
Proceeds from revolving credit facilities	804.0	—	278.8	—	1,082.8	164.0	—	178.0	—	342.0
Repayments on revolving credit facilities	(338.0)	—	(206.7)	—	(544.7)	(130.8)	—	(193.0)	—	(323.8)
Payment of deferred financing costs	(7.0)	—	—	—	(7.0)	—	—	—	—	—
Payment of dividends - intercompany	—	(96.1)	(6.4)	102.5	—	—	(100.0)	(6.4)	106.4	—
Payment of dividends on common stock	(31.7)	—	—	—	(31.7)	(26.2)	—	—	—	(26.2)
Proceeds from stock option exercises	0.2	—	—	—	0.2	1.4	—	—	—	1.4
Payments for employee taxes on net settlement equity awards	(1.8)	—	—	—	(1.8)	(4.2)	—	—	—	(4.2)
Other, net	—	—	(1.1)	—	(1.1)	—	—	(0.5)	—	(0.5)
Net cash provided by (used in) financing activities	1,141.6	(96.1)	64.6	102.5	1,212.6	4.2	(100.0)	(21.9)	106.4	(11.3)

Effect of exchange rates on cash and cash equivalents	—	—	(0.5)	—	(0.5)	—	—	2.1	—	2.1

Net cash flow	(137.8)	1.9	110.9	—	(25.0)	(0.9)	(0.5)	4.3	—	2.9
Cash, cash equivalents and restricted cash at beginning of period	283.1	9.6	106.7	—	399.4	1.1	5.8	49.6	—	56.5
Cash, cash equivalents and restricted cash at end of period	$145.3	$11.5	$217.6	$—	$374.4	$0.2	$5.3	$53.9	$—	$59.4

19.	Restructuring

The following schedule details the restructuring charges by reportable segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$—	$0.3	$0.3	$0.2	$—	$0.2
Milacron	(0.2)	0.4	0.2	—	—	—
Batesville	—	0.1	0.1	0.1	0.4	0.5
Corporate	—	0.7	0.7	—	—	—
Total	$(0.2)	$1.5	$1.3	$0.3	$0.4	$0.7

	Six Months Ended March 31, 2020			Six Months Ended March 31, 2019
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.7	$1.2	$1.9	$0.4	$0.1	$0.5
Milacron	(0.2)	1.2	1.0	—	—	—
Batesville	0.1	0.4	0.5	0.2	0.5	0.7
Corporate	—	1.0	1.0	—	—	—
Total	$0.6	$3.8	$4.4	$0.6	$0.6	$1.2

The restructuring charges during the three and six months ended March 31, 2020 and 2019 related primarily to severance costs. The severance costs within the Milacron and Corporate reportable segments were primarily related to the ongoing integration of Milacron. At March 31, 2020, $3.4 of restructuring costs were accrued and expected to be paid over the next twelve months.

20. Subsequent Events

The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the quarter progressed and in the period after quarter end through the date of this filing, impacting the Company’s manufacturing capacity and customer demand in certain geographies. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel restrictions, business curtailments, shelter-in-place orders, and social distancing guidelines. In addition to the impairment charges recorded during the three months ended March 31, 2020, the Company is continuing to evaluate the impact on its Consolidated Financial Statements and operational and financial performance that may result from the actions taken by the Company and its customers and suppliers in respect to this pandemic. The Company elected to draw an additional $75.0 on the Revolver on April 7, 2020 for general working capital requirements as a result of the COVID-19 pandemic.

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

Accordingly, in this Form 10-Q, we may say something like:

“We expect that future revenue associated with the Process Equipment Group will be influenced by order backlog.”

That is a forward-looking statement, as indicated by the word “expect” and by the clear meaning of the sentence.

Other words that could indicate we are making forward-looking statements include:

intend	believe	plan	expect	may	goal	would	project
become	pursue	estimate	will	forecast	continue	could	anticipate
target	impact	promise	improve	progress	potential	should

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes risks related to the ongoing COVID-19 pandemic and the societal, governmental, and individual responses thereto, including supply chain disruptions; loss of contracts and/or customers; erosion of some customers’ credit quality; closure or temporary interruption of the Company’s or suppliers’ manufacturing facilities; travel, shipping and logistical disruptions; loss of human capital or personnel, and general economic calamities, in addition to a variety of risks related to our acquisition and integration of Milacron. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 13, 2019, and in Item 1A of Part II of this Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. The forward-looking information in this Form 10-Q speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking statements.

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

During the six months ended March 31, 2020, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and financial position.

COVID-19 Impact

On March 11, 2020, the World Health Organization categorized the outbreak of the novel coronavirus (“COVID-19”) as a pandemic, and the virus continues to spread throughout the United States and other countries across the world. To limit the spread of COVID-19, national and local governments around the world have instituted certain measures, including travel restrictions, business curtailments, shelter-in-place orders and social distancing guidelines.

COVID-19 is impacting Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve each day. It is too early to quantify the impact this situation will have on revenue and profits for the remainder of our fiscal year ended September 30, 2020 or beyond, but the actions being undertaken to reduce the spread of COVID-19 are currently creating disruptions, and are likely to continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability of our supply chain. Accordingly, management is evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near- and longer-term financial performance as we manage the Company through the uncertainty related to COVID-19.

We cannot reasonably estimate the duration, spread or severity of this pandemic; however, as a result of the current circumstances, the Company expects an adverse impact on its sales, consolidated results of operations, and cash flows in the remainder of fiscal 2020, including the potential impairment of certain intangible and other long-lived assets, in addition to the impairment charges that were recorded in the quarter ended March 31, 2020. Should these conditions continue into fiscal 2021, the Company would similarly expect an adverse impact on its sales, consolidated results of operations, and cash flows in such year, depending upon the length of time such conditions persist.

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken several actions intended to help minimize the risk to our company, employees, customers, and the communities in which we operate, as well as lessen the financial impact on the business while protecting our ability to continue to generate profitable growth over the long term. We have implemented proactive measures aimed at mitigating the financial impact of COVID-19 and preserving liquidity. Such actions include:

•	Voluntary reduction in CEO base salary by 30% through at least the end of the fiscal year;

•	Voluntary waiver by the Board of Directors of its scheduled cash compensation increase for 2020;

•	Cancellation of all regularly scheduled merit-based salary increases for salaried US- and Canada-based employees for 2020;

•	Suspension of all hiring for exempt and nonexempt positions, except for critical positions;

•	Reduction in capital spend while prioritizing critical maintenance, safety, and regulatory projects;

•	Employee furloughs and reduced work arrangements at several Company locations due to lower demand, which impacted approximately 5% of employees; and

•	The Company’s share repurchase program remains suspended.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, customers, and our relationships with our third-party vendors.

In addition, we have taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe the Company has sufficient liquidity to operate in the current business environment as a result of these actions. Hillenbrand recently increased cash holdings from December 31, 2019 to March 31, 2020 by $231.6, including a portion of the proceeds from the recent sale of the Cimcool business and a draw from the Revolver. As of March 31, 2020, Hillenbrand was in full compliance with all covenants under the Revolver, and as of that date, it had liquidity of approximately $533.7, including $374.0 in cash on hand and $159.7 of borrowing capacity immediately available under the Revolver. We continue to evaluate additional measures to maintain financial flexibility and support general working capital requirements as a result of the COVID-19 pandemic, and therefore elected to draw an additional $75.0 on the Revolver on April 7, 2020.

Employee Safety and Health

While the Company’s manufacturing plants in China experienced the initial impact of COVID-19, they were running at or near full capacity by late March. Lessons learned from that first interaction with COVID-19 led to a number of employee safety measures that we have implemented as needed across our plants and other locations in an attempt to contain the spread of COVID-19. Such actions have included:

•	Initiated regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;

•	Required telework for those employees who can conduct their work remotely;

•	Implemented temperature screening of employees at the majority of manufacturing facilities;

•	Instituted additional sanitization protocols, including increased frequency of disinfecting high-traffic areas;

•	Established new physical distancing procedures for employees who need to be onsite;

•	Provided additional personal protective equipment and cleaning supplies;

•	Implemented protocols to address actual and suspected COVID-19 cases and exposure; and

•	Prohibited all domestic and international non-essential travel for all employees.

Customer Focus

Our customer service, sales, and engineering teams are working closely with customers to meet current demand. Sales and engineering teams are meeting with customers remotely via video calls to continue the design and specification process that would have previously been held in-person. Call centers remain operational through remote call-in.

Business Continuity

While a number of our plants are operating as essential businesses, as determined by the jurisdictions in which we operate, we have experienced disruptions at some smaller facilities in locations such as India as we take actions to comply with the temporary government restrictions related to the COVID-19 pandemic. We expect that these impacted facilities will account for approximately 5% of the Company’s projected annual consolidated revenue. As mentioned above, the Company’s manufacturing plants in China were running at or near full capacity by late March. The majority of office employees in North America and Europe were working remotely as of the date of this filing. Most office employees in China returned to the offices in April.

We are closely monitoring the supply chain and taking actions as needed to mitigate disruptions. We continue to work closely with our suppliers and customers to preserve business continuity and meet current demand. As of the date of this filing the Company has not experienced any major shortages in our supply chain. For the quarter ended March 31, 2020, order intake at the Process Equipment Group and Milacron increased sequentially from the quarter ended December 31, 2019, primarily due to continued strength in large plastics orders. We have seen a softening in order intake during April as some customers are delaying their decision-making process; however, we have not seen significant order cancellations as of the date of this filing. We anticipate some ongoing weakness in order intake given the current economic uncertainty. Batesville experienced higher demand for burial caskets in certain geographical areas starting in late March, that higher demand continued throughout April in certain metropolitan areas that have been harder hit by the virus. That higher demand resulted in a strong year-over-year sales increase for April despite an increase in cremation rates, which may offset potential burial sales increases. Longer term, we expect the rate of growth for cremation rates to return to levels experienced prior to the pandemic. Given the uncertainly related to COVID-19, we cannot predict the potential further magnitude or duration of these developments and the impact they will have on our financial results and cash flows for fiscal 2020. In addition to the actions taken as of the date of this filing as discussed above, further actions may be taken in certain businesses in response to continued lower customer demand, including temporary reductions in work hours, furloughs, or layoffs, if required.

Government Updates

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, as well as loans to certain qualifying businesses. We continue to examine the impacts that the CARES Act may have on our business. While we may take advantage of certain of the CARES Act’s cash deferral provisions, many of the provisions are not applicable to us.  Additionally, as of the date of this filing, we have not participated in CARES Act loans.

Additionally, we continue to monitor the COVID-19 legislative activity of many of the other countries in which we operate.  As is the case in the United States, many provisions of the legislation enacted outside the United States are not applicable to us at this time.
Except as specifically identified in this report, events and changes in circumstances arising after March 31, 2020, including those resulting from the impact of COVID-19, will be reflected in management’s estimates for future periods in subsequent periodic filings. For further discussion of management’s estimates, refer to Note 1 in Part 1, Item 1 of this report. For further discussion of the COVID-19 pandemic, refer to “Item 1A. Risk Factors” in Part II of this report.

Acquisition of Milacron

As discussed in Note 4 of Part I, Item 1 of this Form 10-Q, on November 21, 2019, we completed the acquisition of Milacron for a total purchase price of approximately $2.0 billion through a merger of our wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock that was issued and outstanding after the merger. Milacron is a global leader in highly engineered and customized systems in plastic technology and processing. The acquisition provides Hillenbrand with increased scale and meaningful product diversification, enhancing its ability to serve customers with expanded capabilities across the plastics value chain. The results of Milacron are currently reported separately in its own reportable segment. The Consolidated Financial Statements include the financial results of Milacron from the date of acquisition.

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

The calculation of the fair value of Milacron’s assets and liabilities is preliminary and subject to adjustment. During the current quarter, the Company recorded measurement period adjustments to the initial opening balance sheet which included adjustments to property, plant, and equipment, intangible assets, goodwill, and deferred income taxes. Due to the timing of the acquisition, which was completed in the middle of the Company’s previous quarter, there were no measurement period adjustments materially impacting current-period earnings that would have been recorded in the previous reporting period if the adjustments had been recognized as of the acquisition date.

The Company’s results for the period since the acquisition were significantly impacted by the non-recurring effects of the fair value adjustments to inventories and backlog required by acquisition accounting. These fair value adjustments are being charged to the Consolidated Statements of Operations over the respective periods that inventory is expected to be consumed and backlog is expected to be realized as revenue. The preliminary fair value assigned to Milacron’s backlog was $10.0, which was fully amortized as expense during the six months ended March 31, 2020 ($5.8 of amortization expense during the three months ended March 31, 2020). The preliminary step-up adjustment to inventories was $40.7, of which $37.1 was charged as expense during the six months ended March 31, 2020 ($27.5 of expense during the three months ended March 31, 2020), while the remainder is expected to be recognized as expense within our Consolidated Statement of Operations during the third quarter ended June 30, 2020.

The preliminary fair value assigned to Milacron’s customer relationships, trade names, and technology totaled $805.0, of which $125.0 was related to the Cimcool business that was divested in the current quarter. The trade names were designated as indefinite-lived intangible assets while the customer relationships and technology are amortized over their respective estimated useful lives on a straight-line basis, resulting in approximately $18.0 of amortization expense during the remaining six months of 2020. The acquisition resulted in preliminary goodwill of $705.3.

Divestiture of Cimcool

On March 30, 2020, we completed the sale of the Company’s Cimcool business, which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company, to DuBois Chemicals, Inc. The sale resulted in cash proceeds received at closing of $222.4, net of cash divested. Consistent with our current capital allocation priorities, we used a portion of the cash proceeds from the sale for repayments on the Revolver during the quarter ended March 31, 2020, and intend to use the remainder for general working capital purposes.

In addition, we may receive contingent consideration of up to an aggregate of $26.0 based on multiple earn-out provisions. As of the transaction date (and at March 31, 2020), we were unable to determine that it was probable that any of the contingent consideration would be received, and accordingly no asset was recorded for contingent consideration.

As a result of the sale, we recorded a pre-tax loss of $3.0 within other (expense) income, net in the Consolidated Statements of Operations during the three and six months ended March 31, 2020. The related tax effect resulted in tax expense of $13.0 and was included within income tax expense (benefit) in the Consolidated Statements of Operations during the three and six months ended March 31, 2020. The Company incurred $3.8 of transaction costs associated with the sale during the three and six months ended March 31, 2020, which were recorded within operating expenses in the Consolidated Statements of Operations.

We determined that the sale of Cimcool did not represent a strategic shift that had or will have a major effect on the Company’s operations and financial results, and therefore, Cimcool was not classified as a discontinued operation. Cimcool’s results of operations were included within the Milacron reportable segment until the completion of the sale on March 30, 2020.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2020, to the same period in 2019.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Milacron, Batesville, and Corporate.  These financial results are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and primarily exclude the following items:

•	business acquisitions, disposition, and integration costs;

•	restructuring and restructuring-related charges;

•	impairment charges;

•	inventory step-up charges;

•	debt financing activities related to the acquisition of Milacron;

•	net loss on divestiture of Cimcool;

•	the related income tax impact for all of these items; and

•	non-recurring tax benefits and expenses related to the interaction of certain provisions of the Tax Act and certain tax items related to the acquisition of Milacron and divestiture of Cimcool.

Non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.  The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by items such as the above excluded items.  We believe this information provides a higher degree of transparency.

An important non-GAAP measure that we use is adjusted earnings before interest, income tax, depreciation, and amortization
(“adjusted EBITDA”). A part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the HOM to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance. Adjusted EBITDA is not a recognized term under GAAP and therefore does not purport to be an alternative to net (loss) income. Further, the Company’s measure of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

See page 50 for a reconciliation of adjusted EBITDA to consolidated net (loss) income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2020, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2019.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$648.9	100.0	$464.6	100.0	$1,215.8	100.0	$874.9	100.0
Gross profit	193.7	29.9	160.9	34.6	365.5	30.1	307.9	35.2
Operating expenses	136.0	21.0	93.7	20.2	293.4	24.1	184.4	21.1
Amortization expense	24.0	3.7	8.6	1.9	38.8	3.2	16.4	1.9
Impairment charges	82.5	12.7	—	—	82.5	6.8	—	—
Interest expense	20.9	3.2	5.4	1.2	35.6	2.9	10.9	1.2
Other (expense) income, net	(0.7)	0.1	0.1	—	1.2	(0.1)	0.6	(0.1)
Income tax expense (benefit)	1.8	0.3	13.8	3.0	(10.6)	(0.9)	28.3	3.2
Net (loss) income attributable
to Hillenbrand	(74.0)	(11.4)	38.0	8.2	(77.1)	(6.3)	66.3	7.6

While the recent COVID-19 pandemic did not have a material adverse effect on our reported results for the three and six months ended March 31, 2020, we are actively monitoring the impact of the pandemic, which we expect will negatively impact our business and consolidated results of operations for our third quarter ended June 30, 2020 and likely beyond.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net revenue increased $184.3 (40%), which included unfavorable foreign currency impact (1%).

•
The Process Equipment Group’s net revenue decreased $15.6 (5%), primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and other capital equipment, partially offset by favorable pricing and an increase in demand for parts and service. Foreign currency impact decreased net revenue by 2%.

•	Milacron contributed net revenue of $199.0 during the three months ended March 31, 2020.

•
Batesville’s net revenue increased $0.9 (1%), primarily due to an increase in volume (1%). Higher volume was driven by an increase in burial sales despite what we estimate to be a decrease in North American burials driven by an increased rate at which families opted for cremation.

Gross profit increased $32.8 (20%), which included unfavorable foreign currency impact (1%). Gross profit margin decreased 470 basis points to 29.9%.  Gross profit included inventory step-up charges at Milacron of $27.5.  Excluding these charges, adjusted gross profit margin decreased 50 basis points to 34.2%, primarily as a result of the Milacron acquisition.

•
The Process Equipment Group’s gross profit decreased $2.5 (2%), primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and cost inflation, partially offset by pricing and productivity improvements. Foreign currency impact decreased gross profit by 2%. Gross profit margin improved 90 basis points to 35.6% in 2020, primarily due to pricing and productivity improvements, partially offset by cost inflation.

The Process Equipment Group’s gross profit included restructuring and restructuring-related charges of $0.2 in 2019 and inventory step-up charges of $0.1 in 2019. Excluding these charges, adjusted gross profit decreased $2.6 (2%) and adjusted gross profit margin improved 90 basis points to 35.7%.

•
Milacron’s gross profit was $35.6 and gross profit margin was 17.9%. Milacron’s gross profit included inventory step-up charges of $27.5. Excluding these charges, adjusted gross profit margin was 31.8%.

•
Batesville’s gross profit decreased $0.3 (1%) and gross profit margin decreased 40 basis points to 34.0%.  The decrease in gross profit and gross profit margin was primarily due to inflation in wages and benefits, partially offset by productivity initiatives and the higher volume.

Operating expenses increased $42.3 (45%), primarily due to the addition of Milacron operating expenses ($43.5) and increases in business acquisition, disposition, and integration costs related to the acquisition of Milacron and divestiture of Cimcool, partially offset by productivity initiatives, cost containment actions, and a decrease in variable compensation. Foreign currency impact decreased operating expenses by 1%. Our operating expense-to-revenue ratio increased by 80 basis points to 21.0% in 2020.  Operating expenses included the following items:

	Three Months Ended March 31,
	2020	2019
Business acquisition, disposition, and integration costs	$7.6	$0.5
Restructuring and restructuring-related charges	0.7	0.4

On an adjusted basis, which excludes business acquisition, disposition, and integration costs and restructuring and restructuring-related charges, operating expenses increased $34.9 (38%). Adjusted operating expenses as a percentage of net revenue improved 30 basis points in 2020 to 19.7%.

Amortization expense increased $15.4 (179%), primarily due to amortization on the acquired intangible assets of Milacron ($16.6 in 2020).

Impairment charges were $82.5 due to goodwill and intangible asset impairments. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Interest expense increased $15.5 (287%), primarily due to increased borrowings as a result of the Milacron acquisition. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of the debt financing.

Other (expense) income, net was $0.7 of expense in 2020, compared to $0.1 of income in 2019. The current quarter includes a $3.0 pre-tax loss on the sale of Cimcool.

The effective tax rate was (2.6%) in 2020 compared to 25.9% in 2019.  The negative effective tax rate in the current quarter and the difference from prior year is due to the current quarter loss position impacted by the discrete recognition of tax expense on the divestiture of Cimcool, which provided a decrease in the effective tax rate.

The adjusted effective tax rate was 28.1% in 2020 compared to 25.9% in 2019. The adjusted effective income tax rate primarily excludes the impact of the following items:

•	the tax effect on the divestiture of Cimcool ($13.0 tax expense in 2020);

•
certain tax items related to the acquisition of Milacron, including the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions ($1.0 tax benefit in 2020); and

•	the tax effect of the adjustments previously discussed within this section.

The increase in the current year quarter’s adjusted effective tax rate was attributable to an unfavorable geographic mix of pretax income and an increase in the reserve for unremitted taxes.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

Net revenue increased $340.9 (39%), which included unfavorable foreign currency impact (1%).

•
The Process Equipment Group’s net revenue increased $8.8 (1%), primarily due to increased demand for large systems in plastics and favorable pricing, partially offset by a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and other capital equipment. Foreign currency impact decreased net revenue by 2%.

•	Milacron contributed net revenue of $332.3 since the acquisition date.

•
Batesville’s net revenue decreased $0.2 (0.1%), primarily due to a decrease in average selling price (1%), partially offset by an increase in volume (1%). Higher volume was driven by an increase in burial sales despite what we estimate to be a decrease in North American burials driven by an increased rate at which families opted for cremation.

Gross profit increased $57.6 (19%), which included unfavorable foreign currency impact (1%). Gross profit margin decreased 510 basis points to 30.1%. Gross profit included inventory step-up charges at Milacron of $37.1.  Excluding these charges, adjusted gross profit margin decreased 210 basis points to 33.2%, primarily as a result of the Milacron acquisition.

•
The Process Equipment Group’s gross profit decreased $2.5 (1%), primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, and cost inflation, partially offset by pricing and productivity improvements and an increase in volume of large systems sales in plastics. Foreign currency impact decreased gross profit by 2%. Gross profit margin decreased 100 basis points to 34.6% in 2020, primarily due to an increased proportion of lower margin, large systems sales in plastics, and cost inflation, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring-related charges ($0.7 in 2020 and $0.4 in 2019) and inventory step-up charges ($0.2 in 2019). Excluding these charges, adjusted gross profit decreased $2.2 (1%) and adjusted gross profit margin decreased 80 basis points to 34.8%.

•
Milacron’s gross profit was $64.9 and gross profit margin was 19.5% for the period since the acquisition date. Milacron’s gross profit included inventory step-up charges of $37.1. Excluding these charges, adjusted gross profit margin was 30.7%.

•
Batesville’s gross profit decreased $4.8 (5%) and gross profit margin decreased 180 basis points to 32.6%.  The decrease in gross profit and gross profit margin was primarily due to inflation in wages and benefits, including higher healthcare costs, and unfavorable mix, partially offset by productivity initiatives and the higher burial volume.

Batesville’s gross profit included restructuring and restructuring-related charges ($0.1 in 2020 and $0.2 in 2019). Excluding these charges, adjusted gross profit decreased $4.8 (5%) and adjusted gross profit margin decreased 180 basis points to 32.7%.

Operating expenses increased $109.0 (59%), primarily due to the addition of Milacron operating expenses ($65.4) and increases in business acquisition, disposition, and integration costs related to the acquisition of Milacron and divestiture of Cimcool, partially offset by productivity initiatives and a decrease in variable compensation. Foreign currency impact decreased operating expenses by 1%. Our operating expense-to-revenue ratio increased by 300 basis points to 24.1% in 2020.  Operating expenses included the following items:

	Six Months Ended March 31,
	2020	2019
Business acquisition, disposition, and integration costs	$61.4	$1.1
Restructuring and restructuring-related charges	2.4	0.6

On an adjusted basis, which excludes business acquisition, disposition, and integration costs and restructuring and restructuring-related charges, operating expenses increased $46.9 (26%). Adjusted operating expenses as a percentage of net revenue improved 200 basis points in 2020 to 18.9%.

Amortization expense increased $22.4 (137%), primarily due to amortization on the acquired intangible assets of Milacron ($24.1 in 2020).

Impairment charges were $82.5 due to goodwill and intangible asset impairments. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Interest expense increased $24.7 (227%), primarily due to increased borrowings as a result of the Milacron acquisition. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of the debt financing. On an adjusted basis, which primarily excludes $2.4 of interest expense on the $375.0 senior unsecured notes for the period prior to completing the acquisition of Milacron (October 1, 2019 through November 20, 2019), interest expense increased by $21.9 (201%).

Other income, net was $1.2 in 2020, compared to $0.6 in 2019. Other income, net included $0.8 of interest income in 2020 due to interest earned on the proceeds from the $375.0 senior unsecured notes during the period prior to completing the acquisition of Milacron.

The effective tax rate was 12.7% in 2020 compared to 29.2% in 2019.  Due to the current year net loss position, the effective tax rate decreased over the prior year as a result of the discrete recognition of tax expense on the divestiture of Cimcool, partially offset by the tax benefit recognized in the current year from the revaluation of current and deferred tax balances in connection with the enacted statutory tax rate reductions in certain foreign jurisdictions.  The effective tax rate also changed compared to the prior year as a result of the prior year increase in the reserve for unrecognized tax benefits that did not recur in the current year.

The adjusted effective tax rate was 25.3% in 2020 compared to 27.3% in 2019. The adjusted effective income tax rate primarily excludes the impact of the following items:

•	the tax effect on the divestiture of Cimcool ($13.0 tax expense in 2020);

•
certain tax items related to the acquisition of Milacron, including the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions ($8.4 tax benefit in 2020);

•	an adjustment to our transition tax liability pursuant to the Tax Act ($0.5 tax expense in 2019);

•	an adjustment to our deferred tax liability as a result of revising our permanent reinvestment assertion on earnings of foreign subsidiaries driven by the Tax Act ($1.3 tax expense in 2019); and

•	the tax effect of the adjustments previously discussed within this section.

The decrease in the current year adjusted effective tax rate was attributable to the tax benefit recognized from the revaluation of current and deferred tax balances, unrelated to the Milacron acquisition accounting, in connection with an enacted statutory tax rate reduction in a foreign jurisdiction in the first quarter of fiscal year 2020 as well as the impact of the increase in the reserve for unrecognized tax benefits in the prior year that did not recur in the current year.

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended March 31,				Six Months Ended March 31,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$311.1	100.0	$326.7	100.0	$617.7	100.0	$608.9	100.0
Gross profit	110.9	35.6	113.4	34.7	214.0	34.6	216.5	35.6
Operating expenses	57.5	18.5	61.8	18.9	114.5	18.5	123.4	20.3
Amortization expense	7.4	2.4	8.6	2.2	14.7	2.4	16.4	2.7
Impairment charges	73.0	23.5	—	—	73.0	11.8	—	—

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net revenue decreased $15.6 (5%) primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and other capital equipment, partially offset by favorable pricing and an increase in demand for parts and service. Foreign currency impact decreased net revenue by 2%.

Order backlog increased $21.6 (2%) from $960.5 on March 31, 2019, to $982.1 on March 31, 2020. The increase in backlog was primarily driven by an increase in orders for projects in the plastics industry. Foreign currency impact decreased order backlog by 2%. On a sequential basis, order backlog increased $81.2 (9%) to $982.1 at March 31, 2020, up from $900.9 at December 31, 2019.

Gross profit decreased $2.5 (2%) primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and cost inflation, partially offset by pricing and productivity improvements.

Foreign currency impact decreased gross profit by 2%. Gross profit margin improved 90 basis points to 35.6% in 2020, primarily due to pricing and productivity improvements, partially offset by cost inflation.

The Process Equipment Group’s gross profit included restructuring and restructuring-related charges of $0.2 in 2019 and inventory step-up charges of $0.1 in 2019. Excluding these charges, adjusted gross profit decreased $2.6 (2%) and adjusted gross profit margin improved 90 basis points to 35.7%.

Operating expenses decreased $4.3 (7%) primarily due to a decrease in variable compensation, productivity improvements, and cost containment actions. Foreign currency impact decreased operating expenses by 1%. Operating expenses as a percentage of net revenue improved by 40 basis points to 18.5% in 2020.

Operating expenses included restructuring and restructuring-related charges of $0.1 in 2020 and business acquisition, disposition, and integration costs ($0.6 in 2020 and $0.1 in 2019). Excluding these items, adjusted operating expenses decreased $5.0 (8%) and adjusted operating expenses as a percentage of net revenue improved 70 basis points to 18.2% in 2020.

Amortization expense decreased $1.2 (14%) primarily due to amortization on the acquired backlog of BM&M in the prior year that did not repeat.

Impairment charges were $73.0 due to goodwill and intangible asset impairments recorded in 2020. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

Net revenue increased $8.8 (1%) primarily due to increased demand for large systems in plastics and favorable pricing, partially offset by a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and other capital equipment. Foreign currency impact decreased net revenue by 2%.

Gross profit decreased $2.5 (1%), primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, and cost inflation, partially offset by pricing and productivity improvements and an increase in volume of large systems sales in plastics. Foreign currency impact decreased gross profit by 2%. Gross profit margin decreased 100 basis points to 34.6% in 2020, primarily due to an increased proportion of lower margin, large systems sales in plastics, and cost inflation, partially offset by pricing and productivity improvements.

The Process Equipment Group’s gross profit included restructuring and restructuring-related charges ($0.7 in 2020 and $0.4 in 2019) and inventory step-up charges ($0.2 in 2019). Excluding these charges, adjusted gross profit decreased $2.2 (1%) and adjusted gross profit margin decreased 80 basis points to 34.8%.

Operating expenses decreased $8.9 (7%), primarily due to productivity initiatives, including savings from restructuring actions, and a decrease in variable compensation. Foreign currency impact decreased operating expenses by 1%. Operating expenses as a percentage of net revenue improved by 180 basis points to 18.5% in 2020.

Operating expenses included restructuring and restructuring-related charges of $1.1 in 2020 and business acquisition, disposition, and integration costs ($0.6 in 2020 and $0.4 in 2019). Excluding these items, adjusted operating expenses decreased $10.1 (8%) and adjusted operating expenses as a percentage of net revenue improved 200 basis points to 18.2% in 2020.

Amortization expense decreased $1.7 (10%) primarily due to amortization on the acquired backlog of BM&M in the prior year that did not repeat.

Impairment charges were $73.0 due to goodwill and intangible asset impairments recorded in 2020. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

OPERATIONS REVIEW — MILACRON

	Three Months Ended March 31, 2020		Six Months Ended March 31, 2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$199.0	100.0	$332.3	100.0
Gross profit	35.6	17.9	64.9	19.5
Operating expenses	43.5	21.9	65.4	19.7
Amortization expense	16.6	8.3	24.1	7.3
Impairment charges	9.5	4.8	9.5	2.9

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

Three Months Ended March 31, 2020

Net revenue was $199.0 during the three months ended March 31, 2020. On a sequential basis, order backlog increased $40.6 (28%) to $187.4 at March 31, 2020, up from $146.8 at December 31, 2019. The increase in backlog was primarily driven by an increase in orders within our injection molding equipment and hot runner businesses as well as a delay in equipment shipments principally as a result of customer facility closures at the end of March and the government order to temporarily close our injection molding and extrusion facility in India beginning on March 25, 2020 due to COVID-19.

Gross profit was $35.6 and gross profit margin was 17.9%. Milacron’s gross profit included inventory step-up charges of $27.5. Excluding these charges, adjusted gross profit margin was 31.8%. As of March 31, 2020, the remaining inventory step-up adjustment of $3.6 is expected to be recognized as expense within our Consolidated Statement of Operations during the third quarter ended June 30, 2020.

Operating expenses were $43.5 and operating expense as a percentage of net revenue was 21.9%. Operating expenses included restructuring and restructuring-related charges of $0.6. Excluding these charges, adjusted operating expenses as a percentage of net revenue was 21.6%.

Amortization expense was $16.6, including backlog amortization of $5.8. Backlog was fully amortized as of March 31, 2020.

Impairment charges were $9.5 due to intangible asset impairments. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Six Months Ended March 31, 2020

Net revenue was $332.3 during the period subsequent to the acquisition by the Company.

Gross profit was $64.9 and gross profit margin was 19.5%. Milacron’s gross profit included inventory step-up charges of $37.1. Excluding these charges, adjusted gross profit margin was 30.7%.

Operating expenses were $65.4 and operating expense as a percentage of net revenue was 19.7%. Operating expenses included business acquisition, disposition, and integration costs of $4.0 (including severance costs related to the integration) and restructuring and restructuring-related charges of $0.9. Excluding these charges, adjusted operating expenses as a percentage of net revenue was 18.2%.

Amortization expense was $24.1, including backlog amortization of $10.0.

Impairment charges were $9.5 due to intangible asset impairments. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended March 31,				Six Months Ended March 31,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$138.8	100.0	$137.9	100.0	$265.8	100.0	$266.0	100.0
Gross profit	47.2	34.0	47.5	34.4	86.6	32.6	91.4	34.4
Operating expenses	17.4	12.5	18.8	13.6	35.9	13.5	38.4	14.4

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net revenue increased $0.9 (1%), primarily due to an increase in volume (1%). Higher volume was driven by an increase in burial sales despite what we estimate to be a decrease in North American burials driven by an increased rate at which families opted for cremation.
Gross profit decreased $0.3 (1%) and gross profit margin decreased 40 basis points to 34.0%.  The decrease in gross profit and gross profit margin was primarily due to inflation in wages and benefits, partially offset by productivity initiatives and the higher volume.

Gross profit included restructuring and restructuring-related charges ($0.1 in 2019). Excluding these charges, adjusted gross profit decreased $0.2 (0.4%) and adjusted gross profit margin decreased 40 basis points to 34.1%.

Operating expenses decreased $1.4 (7%) to $17.4 and operating expenses as a percentage of net revenue improved 110 basis points to 12.5%, primarily due to current year productivity initiatives.

Operating expenses included restructuring and restructuring-related charges ($0.4 in 2019). Excluding these charges, adjusted operating expenses decreased $1.2 (7%) and adjusted operating expenses as a percentage of net revenue improved 90 basis points to 12.4% in 2020.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

Net revenue decreased $0.2 (0.1%), primarily due to a decrease in average selling price (1%), partially offset by an increase in volume (1%). Higher volume was driven by an increase in burial sales despite what we estimate to be a decrease in North American burials driven by an increased rate at which families opted for cremation.

Gross profit decreased $4.8 (5%) and gross profit margin decreased 180 basis points to 32.6%.  The decrease in gross profit and gross profit margin was primarily due to inflation in wages and benefits, including higher healthcare costs, and unfavorable mix, partially offset by productivity initiatives and the higher burial volume.

Operating expenses decreased $2.5 (7%) to $35.9 and operating expenses as a percentage of net revenue improved 90 basis points to 13.5%, due to current year productivity initiatives.

Operating expenses included restructuring and restructuring-related charges of $0.5 in 2019. Excluding these charges, adjusted operating expenses decreased $2.7 (7%) and adjusted operating expenses as a percentage of net revenue improved 90 basis points to 13.3% in 2020.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$10.9	1.7	$12.7	2.7	$21.1	1.7	$21.9	2.5
Business acquisition, disposition, and integration costs	6.7	1.0	0.4	0.1	56.5	4.7	0.7	0.1
Operating expenses	$17.6	2.7	$13.1	2.8	$77.6	6.4	$22.6	2.6

Corporate operating expenses include the cost of providing management and administrative services to each reportable business segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as information technology, internal audit, investor relations, financial reporting, and tax compliance. Corporate operating expenses also include costs related to business acquisition, disposition, and integration, which we incur as a result of our strategy to grow through selective acquisitions. Core operating expenses primarily represent corporate operating expenses excluding costs related to business acquisition, disposition, and integration costs.

Business acquisition, disposition, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisitions and dispositions) and integrating completed acquisitions (including severance).

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating expenses increased $4.5 (34%), primarily due to an increase in business acquisition, disposition, and integration costs as a result of the acquisition of Milacron and the divestiture of Cimcool, and the additional operating expenses from Milacron, partially offset by reduced discretionary spending and a decrease in variable compensation. These expenses as a percentage of net revenue were 2.7%, a decrease of 10 basis points from the prior year, primarily driven by the addition of Milacron revenue and the synergies realized related to the combination of two corporate centers and elimination of duplicative public company-related costs.

Core operating expenses decreased $1.8 (14%), primarily driven by reduced discretionary spending and a decrease in variable compensation, partially offset by the additional operating expenses from Milacron.  These expenses as a percentage of net revenue were 1.7%, a decrease of 100 basis points from the prior year, primarily driven by the addition of Milacron revenue and the synergies realized related to the combination of two corporate centers and elimination of duplicative public company-related costs.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

Operating expenses increased $55.0 (243%), primarily due to an increase in business acquisition, disposition, and integration costs as a result of the acquisition of Milacron and the divestiture of Cimcool and the additional operating expenses from Milacron, partially offset by a decrease in variable compensation and reduced discretionary spending. These expenses as a percentage of net revenue were 6.4%, an increase of 380 basis points from the prior year.

Core operating expenses decreased $0.8 (4%), primarily driven by a decrease in variable compensation and reduced discretionary spending, partially offset by the additional operating expenses from Milacron.  These expenses as a percentage of net revenue were 1.7%, a decrease of 80 basis points from the prior year, primarily driven by the addition of Milacron revenue and the synergies realized related to the combination of two corporate centers and elimination of duplicative public company-related costs.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Consolidated net (loss) income	$(72.2)	$39.5	$(73.0)	$68.5
Interest income	(0.6)	(0.2)	(1.9)	(0.4)
Interest expense	20.9	5.4	35.6	10.9
Income tax expense (benefit)	1.8	13.8	(10.6)	28.3
Depreciation and amortization	38.6	15.1	64.5	29.2
EBITDA	(11.5)	73.6	14.6	136.5
Impairment charges (1)	82.5	—	82.5	—
Business acquisition, disposition, and integration costs (2)	8.0	0.5	61.8	1.1
Restructuring and restructuring-related charges (3)	0.7	0.7	3.1	1.2
Inventory step-up (4)	27.5	0.1	37.1	0.2
Net loss on divestiture (5)	3.0	—	3.0	—
Other (6)	0.4	—	0.4	—
Adjusted EBITDA	$110.6	$74.9	$202.5	$139.0

(1)
Hillenbrand recorded impairment charges to goodwill and certain identifiable intangible assets within both the Process Equipment Group and Milacron reportable segments during the three and six months ended March 31, 2020. See Note 7 of Part I, Item 1 of this Form 10-Q for more information.

(2)
Business acquisition, disposition, and integration costs during the three and six months ended March 31, 2020 primarily included $3.9 and $57.7, respectively, of expenses for the settlement of outstanding Milacron share-based equity awards, professional fees, and severance and employee-related costs in connection with the acquisition and integration of Milacron. The remaining costs incurred during the three and six months ended March 31, 2020 were primarily related to professional fees and other transaction costs in connection with the divestiture of Cimcool. Business acquisition, disposition, and integration costs during the three and six months ended March 31, 2019 primarily included professional fees.

(3)
Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during the three and six months ended March 31, 2020 and 2019.

(4)
Represents the non-cash charges related to the fair value adjustment of inventories acquired in connection with the acquisitions of Milacron and BM&M during 2020 and 2019, respectively. See Note 4 of Part I, Item 1 of this Form 10-Q for more information on the acquisitions of Milacron and BM&M.

(5)
Hillenbrand recorded a pre-tax net loss on the divestiture of Cimcool during the three and six months ended March 31, 2020. See Note 4 of Part I, Item 1 of this Form 10-Q for more information on the divestiture of Cimcool.

(6)	Other primarily included incremental expenses, such as costs for sanitary supplies, directly attributable to the COVID-19 pandemic during the three and six months ended March 31, 2020.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Consolidated net (loss) income decreased $111.7 (283%) for the three months ended March 31, 2020, compared to the same period in 2019. The decrease was primarily driven by impairment charges, inventory step-up charges and additional amortization on intangibles in relation to the acquisition of Milacron, an increase in interest expense, an increase in business acquisition, disposition, and integration costs, primarily in relation to the acquisition of Milacron, and cost inflation. This decrease in consolidated net (loss) income was partially offset by pricing and productivity improvements. Foreign currency impact decreased consolidated net income by $0.5.

Consolidated adjusted EBITDA increased $35.7 (48%) for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily due to the acquisition of Milacron and pricing and productivity improvements. This increase in consolidated adjusted EBITDA was partially offset by cost inflation. Foreign currency impact decreased adjusted EBITDA by $0.7.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

Consolidated net (loss) income decreased $141.5 (207%) for the six months ended March 31, 2020, compared to the same period in 2019. The decrease was primarily driven by impairment charges, inventory step-up charges and additional amortization on intangibles in relation to the acquisition of Milacron, an increase in business acquisition, disposition, and integration costs, primarily in relation to the acquisition of Milacron, an increase in interest expense, unfavorable product mix at the Process Equipment Group resulting from an increased proportion of lower margin, large systems sales in plastics, and cost inflation. This decrease in consolidated net (loss) income was partially offset by a decrease in income tax expense and pricing and productivity improvements. Foreign currency impact decreased consolidated net income by $0.7.

Consolidated adjusted EBITDA increased $63.5 (46%) for the six months ended March 31, 2020, compared to the same period in 2019. The increase was primarily due to the acquisition of Milacron, pricing and productivity improvements, and a decrease in variable compensation. This increase in consolidated adjusted EBITDA was partially offset by cost inflation and unfavorable product mix at the Process Equipment Group resulting from an increased proportion of lower margin, large systems sales in plastics. Foreign currency impact decreased adjusted EBITDA by $1.5.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first six months of 2020 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.

We have taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe the Company ended the quarter with and continues to have sufficient liquidity to operate in the current business environment. Hillenbrand recently increased cash holdings from December 31, 2019 to March 31, 2020 by $231.6, including a portion of the proceeds from the recent sale of the Cimcool business and a draw from the Revolver. As of March 31, 2020, Hillenbrand was in full compliance with all covenants under the Revolver. We continue to evaluate additional measures to maintain financial flexibility and general working capital requirements as a result of the COVID-19 pandemic, and therefore, elected to draw an additional $75.0 on the Revolver on April 7, 2020. As the impact of the COVID-19 pandemic on the economy and our operations has been changing frequently and evolving rapidly, we will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and continue to assess cuts to discretionary spending and other variable costs.

As of March 31, 2020, we had $354.1 of maximum borrowing capacity under the Revolver, of which $159.7 was immediately available based on our most restrictive covenant as amended in January 2020. The available borrowing capacity reflects a reduction of $8.3 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, operating companies within the Process Equipment Group and Milacron reportable segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of March 31, 2020, we had guarantee arrangements totaling $379.7, under which $277.0 was used for this purpose. These arrangements include the €150.0 L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders. In January 2020, the L/G Facility Agreement was amended to expand the size of the existing €150.0 facility by an additional €25.0.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of March 31, 2020, we had a transition tax liability of $19.7 pursuant to the Tax Act. The cash at our foreign subsidiaries totaled $197.5 at March 31, 2020. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

As discussed in the COVID-19 Impact section above, the Company has taken actions aimed to safeguard its capital position in the current COVID-19 environment. We believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on business operations for the foreseeable future, which we expect to include materially reduced revenue, net income, and cash flows. The challenges posed by COVID-19 on our businesses have evolved rapidly over the past quarter and are likely to evolve further. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19, and we plan to take necessary steps to manage through such developments.

Events resulting from the effects of COVID-19 may negatively impact our ability to comply with the covenants under the Revolver, which could lead us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, including as a result of the effects of COVID-19 on the financial markets at such time.

Acquisitions and divestitures

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

•
$650.0 of additional borrowings under the Revolver. Hillenbrand made repayments subsequent to the closing of the acquisition to reduce the outstanding balance of the Revolver, which was $537.6 as of March 31, 2020; and

•	Two term loan commitments totaling $725.0 in principal.

See Note 8 included in Part 1, Item 1 of this Form 10-Q for further details on the financing for the Milacron acquisition.

We completed the divestiture of Cimcool on March 30, 2020, resulting in cash proceeds of $222.4, net of cash divested, at closing. We used a portion of the cash proceeds to pay down debt and intend to use the remainder primarily for other de-leveraging activities.

The Company’s stated goal was to return leverage to below 2.75x within twelve months of the date the Milacron acquisition was completed, November 21, 2019. The Company remains committed to de-leveraging and intends to prioritize paying down its debt over the next twelve months; however, the effects of COVID-19 are expected to impact our cash flow and our ability to de-leverage at the pace we have previously anticipated. The timeline has shifted and will depend on the duration of the current macroeconomic uncertainty created by the pandemic.

Other activities

Upon maturity in July 2020, the Company expects to refinance its $150.0 senior unsecured notes issued in July 2010 on a long-term basis.  The Company has the intent and believes it has the ability to refinance these notes due to expected available borrowing capacity under the Revolver, although the financing source ultimately used to refinance these notes may be different and/or the terms of the refinancing may be substantially worse to us given the current market and economic environment as a result of the COVID-19 pandemic.  As such, these obligations continue to be classified as long-term debt within the Consolidated Balance Sheets.

The Tax Act requires the Company to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $19.7 recorded as of March 31, 2020. The transition tax liability under the Tax Act will be paid over the next five years. In addition, we expect the lower corporate tax rate of 21% to benefit our cash flow in current and future periods.

In December 2018, our Board of Directors authorized a new share repurchase program of up to $200.0. The Company does not expect to repurchase shares in the near term as a result of the priority given to paying down long-term debt following the acquisition of Milacron and conserving cash in light of the impact of COVID-19.

Our anticipated contribution to our defined benefit pension plans in 2020 is $9.3, of which $5.2 was made during the six months ended March 31, 2020. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We expect that the aggregate amount of our quarterly cash dividends will increase in the future compared to those we paid in 2019 as result of the additional common stock issued in connection with the acquisition of Milacron. We currently expect to pay approximately $16.0 each quarter based on our outstanding common stock at March 31, 2020. We increased our quarterly dividend in 2020 to $0.2125 per common share from $0.2100 per common share paid in 2019. As of the date of this filing, the Company is committed to paying our dividend, and our policy remains unchanged. As with all discretionary cash outlays, if the current economic challenges become significantly more pronounced or extended over a longer-than-expected period, the Company would evaluate all opportunities to preserve capital, including a dividend adjustment. We cannot predict whether, and to what extent, such adjustment would be made given the various potential factors that could exist at such time.

We believe existing cash, cash flows from operations, borrowings under existing arrangements, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is sufficient and will continue to meet all of our financial commitments for the foreseeable future. However, as mentioned above, management is continuing to evaluate the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to COVID-19.

Cash Flows

	Six Months Ended March 31,
	2020	2019
Cash flows provided by (used in)
Operating activities	$45.3	$46.5
Investing activities	(1,282.4)	(34.4)
Financing activities	1,212.6	(11.3)
Effect of exchange rates on cash and cash equivalents	(0.5)	2.1
Net cash flows	$(25.0)	$2.9

Operating Activities

Operating activities provided $45.3 of cash during the first six months of 2020, and provided $46.5 of cash during the first six months of 2019, a $1.2 (3%) decrease.  The decrease in operating cash flow was primarily due to an increase in payments for business acquisition, disposition, and integration costs in relation to the acquisition of Milacron and divestiture of Cimcool as well as higher interest paid, partially offset by reduced working capital requirements and a decrease in income taxes paid.

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

Investing Activities

The $1,248.0 increase in cash used in investing activities in the first six months of 2020 was primarily due to a cash outflow of $1,503.1 for the acquisition of Milacron in the current period, compared to $26.2 for the acquisition of BM&M in the prior year period. Additionally, capital expenditures increased by $6.7 compared to the prior year period, primarily related to the acquisition of Milacron in the current period. These cash outflows were partially offset by inflows of $222.4 due to proceeds from the divestiture of Cimcool and $13.1 due to proceeds received from the sale of a Milacron manufacturing facility during the current period. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on these acquisitions and divestitures.

Financing Activities

Cash provided by financing activities was largely impacted by net borrowing activity.  Our general practice is to use our cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities during the first six months of 2020 was $1,212.6, including $1,254.0 of proceeds, net of debt repayments.  Cash provided by financing activities in the first six months of 2019 was $11.3, including $18.2 of proceeds, net of debt repayments. The increase in cash provided by financing activities was primarily due to financing activity for the acquisition of Milacron, including the issuance of two term loan commitments totaling $725.0 along with an increase in net borrowings on the Revolver of $519.9 compared to the prior year period.

We returned $31.7 to shareholders during the first six months of 2020 in the form of quarterly dividends.  We increased our quarterly dividend in 2020 to $0.2125 per common share from $0.2100 per common share paid during 2019.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees at March 31, 2020, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

	Payment Obligations by Year
As of March 31, 2020	Total	Remainder of 2020	2021 - 2022	2023 - 2024	Thereafter
$500.0 term loan	$493.8	$18.8	$62.5	$87.5	$325.0
$225.0 term loan	222.2	8.4	28.1	185.7	—
Revolver(1)	537.6	—	—	537.6	—
Interest on financing agreements (2)	277.7	32.3	113.9	95.6	35.9
Operating lease payments	173.6	17.3	60.7	38.6	57.0

(1)	The Revolver expires in August 2024. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.

(2)	Cash obligations for interest requirements relate to our fixed-rate debt obligations at the contractual rates and our variable-rate debt obligations at the current rates as of March 31, 2020.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Factors that could result in additional impairment

As discussed in Note 7 of Part I of this Form 10-Q, testing for impairment of goodwill and indefinite lived assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the asset or reporting unit may have decreased below the carrying value. As a result of our revised forecasts driven by the impact of the COVID-19 pandemic on all reporting units within the Milacron reportable segment, we performed an interim impairment review for these reporting units during the three months ended March 31, 2020 and determined that no impairment of goodwill occurred as a result of this triggering event. The estimated fair value, as calculated, for all four reporting units within the Milacron reportable segment ranged from approximately 3% to 16% greater than their carrying value as of March 31, 2020. Under the relief-from-royalty fair value method, we concluded that the carrying value of certain trade names and technology associated with these reporting units exceeded their fair value. As a result, impairment charges of $9.5 were recorded for these intangible assets during the three and six months ended March 31, 2020. The pre-impairment balance for these intangible assets was $125.0. A 10% further reduction in the fair value of these intangible assets, caused by further declines in forecasted revenues and changes in the discount rate selected by management, would indicate a potential additional impairment of approximately $12.0.

The valuation used to test goodwill and identifiable intangible assets for impairment is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, margin expansion, and our business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and identifiable intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and the limited cushion (or headroom as commonly referred) due to the recent acquisition of Milacron, goodwill and identifiable intangible assets for the reporting units within the Milacron reportable segment are more susceptible to impairment risk.

The most significant assumptions used in the determination of the estimated fair value of the reporting units are the revenue and EBITDA growth rates (including terminal growth rates) and the discount rate. The terminal growth rate represents the rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The terminal growth rate utilized in our fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted-average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rates may be impacted by adverse changes in the macroeconomic environment, specifically the COVID-19 pandemic, volatility in the equity and debt markets or other factors.

While management can implement and has implemented certain strategies to address these events, changes in operating plans or other adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a further decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill and identifiable intangible asset balances.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(financial amounts in millions)

A full discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2019 Form 10-K filed with the SEC on November 13, 2019.  The following discussion provides information on significant changes to our market risks that we think could have a significant impact to our bottom line or the financial strength of the Company. These changes resulted from an increase to our variable-rate debt obligations and additional foreign currency exposures as a result of the acquisition of Milacron. As discussed elsewhere in this Form 10-Q, the recent COVID-19 pandemic is negatively impacting our business and results of operations. As we cannot predict the duration and scope of the COVID-19 pandemic, the negative financial impact and economic risk to our results cannot be reasonably estimated, but could be material.

Interest rate risk

As of September 30, 2019, we had no outstanding variable-rate debt obligations. In connection with the acquisition of Milacron, we incurred significant borrowings under our Revolver and completed the funding of two term loan commitments totaling $725.0. As a result, our outstanding variable-rate debt obligations were $1,251.7 as of March 31, 2020. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest that is based upon, at the Company’s option, the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed the borrowings under our variable-rate debt obligations remained at $1,251.7 for 12 months, a one percentage point change in the related interest rates would decrease or increase annual interest expense by approximately $12.5.

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

Foreign currency risk

We are subject to variability in foreign currency exchange rates in our international operations.  We have a hedging program in place which is designed to limit the exposure to this variability through the use of natural hedges and also by entering into currency exchange agreements.  Due to Milacron’s significant international operations, we have additional exposures to the variability in certain foreign currencies. Under our hedging program, we believe we have taken steps to effectively hedge any significant additional exposures resulting from the Milacron acquisition. As such, there is no significant impact to pre-tax earnings during the current period as a result of exchange rates on transactions denominated in non-functional currencies.

Item 4.                CONTROLS AND PROCEDURES

(financial amounts in millions)

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

On November 21, 2019, we completed the acquisition of Milacron, which includes its existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2020, we plan to exclude Milacron from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. We are currently in the process of evaluating and integrating Milacron’s historical internal controls over financial reporting with ours. The integration may lead to changes in future fiscal periods but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal 2021. For the six months ended March 31, 2020, Milacron accounted for $332.3 of our total net revenue, and as of March 31, 2020, had total assets of $2,001.3 (inclusive of acquired goodwill and identifiable intangible assets of $1,276.1).

During March 2020 and through the date of this filing, we have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

Other than as noted above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

(financial amounts in millions)

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019, and the additional risk factors below. The following descriptions of risk factors include any additions and material changes to, and supersede the corresponding descriptions of, the risk factors associated with our business as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019. As described herein, the COVID-19 pandemic may adversely affect our business and financial results and may also have the effect of heightening many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2019.

1. The COVID-19 pandemic could have a material adverse effect on our business and results of operations, the nature and extent of which are highly uncertain and unpredictable.

The COVID-19 pandemic, and the various government, industry and consumer actions related thereto, are having and are likely to continue to have negative impacts on our business, and have created or could create or intensify adverse conditions described in our other risk factors. These impacts and conditions include, but are not limited to, potential significant volatility or decreases in demand for our products, changes in customer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential increased vulnerability to cybersecurity incidents, including breaches of information systems security due to widespread remote working arrangements, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, including rapidly changing government orders and regulations and our efforts to comply with them, and related financial and commodity volatility, including volatility in raw material and other input costs (including but not limited to oil prices), any of which could last for extended periods. Disruption caused by the COVID-19 pandemic and the Company’s response to the COVID-19 pandemic could also increase the Company’s exposure to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, any of which could have a material adverse effect on the Company’s financial condition and results of operations. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, in recent weeks, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital.

Despite our efforts to manage through the current circumstances, the degree to which COVID-19 and related actions ultimately impact our business, financial position, results of operations, and cash flows may depend on certain factors beyond our control, including the duration, spread, and severity of the pandemic, the actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume or become impacted by long-lasting changes. The extent to which COVID-19 may impact our business, while likely to continue to be significant, cannot be predicted with certainty.

2. We may be unable to successfully integrate the businesses of Hillenbrand and Milacron and realize the anticipated benefits of the merger.

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

Some of these factors are outside of the Company’s control, including certain impacts of the COVID-19 pandemic discussed elsewhere in our risk factors, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues or synergies, and diversion of management’s time and energy, which could materially affect our financial position, results of operations, and cash flows.

We have incurred substantial expenses in connection with the completion of the merger with Milacron and we expect to incur further expenses in order to integrate a large number of processes, policies, procedures, operations, technologies, and systems of Milacron in connection with the merger.

3. We have a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.

As of March 31, 2020, our outstanding debt was $1,873.3. The amount of debt could increase if additional levels of liquidity are needed, including as a result of conditions created by COVID-19. This level of debt (and additional debt we may incur after that date) has important consequences to our businesses.  For example:

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

In April 2020, primarily due to COVID-19 and its anticipated economic impact, our credit rating was downgraded, and we may be vulnerable to additional downgrades. This downgrade and/or additional downgrades could have an impact on our ability to secure future financing at attractive interest rates, to access the credit and capital markets, or to negotiate favorable covenants in any future amendments to our financial documents or new financings.

While we have publicly stated that we will seek to deleverage our business, there can be no assurances that we will successfully achieve our deleveraging targets within our anticipated timeline or at all, especially in light of the COVID-19 pandemic and its impact on our business and cash flows. In order to achieve our targeted leverage ratios, we currently plan to curtail material acquisitions and share repurchases, and as a result, may forego opportunities that might otherwise be beneficial to the Company. Additionally, at any time and from time to time, we may evaluate or pursue one or more strategic options, including potential sale transactions, for a portion of the assets acquired in the merger. There can be no assurances if or when the Company would enter into any such transaction or the terms thereof or whether any such transaction would result in the Company achieving its desired leverage targets. The failure to achieve such deleveraging targets could result in a negative impact to the Company’s credit ratings, impair its ability to raise future indebtedness, or otherwise adversely impact its operating or financial condition or performance.
4. If we are unable to comply with the financial and other covenants in our debt agreements, our business, financial condition, and liquidity could be materially adversely affected.

Our Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions, including as a result of the COVID-19 pandemic and its effect on our business, and to meet our capital needs. Our failure to comply with these covenants, including as a result of the COVID-19 pandemic and its effect on our business, could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt when due, which could materially adversely affect our business, financial condition, and liquidity. Furthermore, the current market volatility and economic downturn as a result of the COVID-19 pandemic may adversely impact the rates at which we are able to borrow and our ability to borrow under the Revolver or any other credit facility in the future, or pursuant to other available sources. In addition, in light of the impacts to our ability to generate cash from operations during the COVID-19 pandemic, our results may be further negatively impacted by our payment obligations (including interest) with respect to our outstanding borrowings under the Revolver and our other credit agreements.
5. Goodwill and other identifiable intangible assets, which are subject to periodic impairment evaluations, represent a significant portion of our total assets.  An impairment charge on these assets could have a material adverse impact on our financial condition and results of operations.
We acquired intangible assets with the acquisitions of Milacron, Coperion, K-Tron (including TerraSource Global), Rotex, Abel, Red Valve, and BM&M, portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets, and any of these factors may be increasingly present during the COVID-19 pandemic.
As required by applicable accounting standards, we review goodwill and other identifiable intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. The recency and relative size of the Milacron acquisition have elevated and could further elevate the risk of such impairment charges, including material impairment charges. Future acquisitions could present the same risks.
Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.
6. We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these parties.

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

7. We are exposed to a number of different tax uncertainties, which could have a material adverse effect on our results of operations.
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
8. We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

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

9. We operate in cyclical industries.

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

During periods of economic expansion, when capital spending normally increases, the Process Equipment Group and Milacron businesses generally benefit from greater demand for their products.  During periods of economic contraction, such as during the ongoing COVID-19 pandemic, when capital spending normally decreases, the Process Equipment Group and Milacron businesses generally are adversely affected by declining demand for new equipment orders, and may be subject to increases in uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will be sustainable, and our financial condition, results of operations, and cash flows could be materially adversely affected.

10. We derive significant revenues from the plastics industry.  Decrease in demand for base resin or engineering plastics or equipment used in the production of these products, or changes in technological advances, or changes in laws or regulations could have a material adverse effect on our business, financial condition, and results of operations.
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
Many of the industries in which we operate are highly competitive. Our products may not compete successfully with those of our competitors. The markets for plastic processing equipment and related products, material handling equipment, complete equipment systems, mold components, burial caskets, and minerals and mining equipment, are highly competitive and include a number of North American, European, and Asian competitors. Principal competitive factors in the plastic processing industry, material handling equipment, and complete equipment systems include price, lead time, product features, technology, total cost of ownership, performance, reliability, quality, delivery, and customer service. Principal competitive factors in the mold components industry include technology, price, quality, performance, and delivery. Principal competitive factors in the burial caskets industry include product, price, delivery, and customer service. Principal competitive factors in the minerals and mining industry include product features, performance, price, delivery, and customer service.
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

12. Uncertainty in the United States political environment and in trade policy could negatively impact our business.

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
Further, the level of impact of COVID-19 and the reactions of governmental authorities and others thereto may have significant adverse effects on international trade policy and the impact of any changes in international trade policy on the economy or on the businesses of the Company and those of its customers and its suppliers remains uncertain.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 10.1
Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.2
Amendment No. 6 to Private Shelf Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.3
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

HILLENBRAND, INC.

Date: May 6, 2020	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: May 6, 2020		/s/ Andrew S. Kitzmiller
Andrew S. Kitzmiller
Vice President, Controller, and Chief Accounting Officer