Form 10-Q
period 2020-06-30
Hillenbrand, Inc.
filed 2020-08-05
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

The registrant had 74,731,178 shares of common stock, no par value per share, outstanding as of July 31, 2020.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$607.5	$446.6	$1,823.3	$1,321.5
Cost of goods sold	400.2	298.2	1,250.5	865.2
Gross profit	207.3	148.4	572.8	456.3
Operating expenses	118.5	90.8	411.9	275.2
Amortization expense	16.4	8.6	55.2	25.0
Impairment charges	—	—	82.5	—
Interest expense	19.7	5.2	55.3	16.1
Other income (expense), net	0.6	(0.5)	1.8	0.1
Income (loss) before income taxes	53.3	43.3	(30.3)	140.1
Income tax expense	28.3	11.6	17.7	39.9
Consolidated net income (loss)	25.0	31.7	(48.0)	100.2
Less: Net income attributable to noncontrolling interests	1.0	1.3	5.1	3.5
Net income (loss) attributable to Hillenbrand	$24.0	$30.4	$(53.1)	$96.7

Net income (loss) attributable to Hillenbrand — per share of common stock:
Basic earnings (loss) per share	$0.32	$0.48	$(0.73)	$1.54
Diluted earnings (loss) per share	$0.32	$0.48	$(0.73)	$1.52
Weighted average shares outstanding (basic)	75.1	63.0	72.8	62.9
Weighted average shares outstanding (diluted)	75.1	63.4	72.8	63.4

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Consolidated net income (loss)	$25.0	$31.7	$(48.0)	$100.2
Changes in other comprehensive income (loss), net of tax:
Currency translation adjustment	11.9	6.1	(1.0)	(3.4)
Pension and postretirement (net of quarter-to-date tax of $0.4 and $0.5 and year-to-date tax of $1.3 and $0.7)	1.3	1.5	3.8	2.0
Change in net unrealized gain (loss) on derivative instruments (net of quarter-to-date tax of $0.3 and $1.2 and year-to-date tax of $0.3 and $3.8)	2.4	(4.3)	0.5	(12.7)
Total changes in other comprehensive income (loss), net of tax	15.6	3.3	3.3	(14.1)
Consolidated comprehensive income (loss)	40.6	35.0	(44.7)	86.1
Less: Comprehensive income attributable to noncontrolling interests	0.9	1.3	4.4	3.7
Comprehensive income (loss) attributable to Hillenbrand	$39.7	$33.7	$(49.1)	$82.4

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	June 30, 2020 (unaudited)	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$263.1	$399.0
Trade receivables, net	297.2	217.4
Receivables from long-term manufacturing contracts	166.2	181.1
Inventories, net	424.3	176.6
Prepaid expenses and other current assets	93.7	49.1
Total current assets	1,244.5	1,023.2
Property, plant, and equipment, net	331.6	140.3
Operating lease right-of-use assets	161.4	—
Intangible assets, net	1,093.6	454.9
Goodwill	1,143.1	578.0
Other long-term assets	55.7	32.2
Total Assets	$4,029.9	$2,228.6

LIABILITIES
Current Liabilities
Trade accounts payable	$264.9	$236.2
Liabilities from long-term manufacturing contracts and advances	168.4	158.2
Current portion of long-term debt	36.3	—
Accrued compensation	87.8	73.2
Other current liabilities	211.6	121.7
Total current liabilities	769.0	589.3
Long-term debt	1,674.8	619.5
Accrued pension and postretirement healthcare	159.3	131.3
Operating lease liabilities	126.2	—
Deferred income taxes	187.6	73.6
Other long-term liabilities	57.9	45.1
Total Liabilities	2,974.8	1,458.8

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 63.9 shares issued, 74.7 and 62.7 shares outstanding)	—	—
Additional paid-in capital	719.7	345.3
Retained earnings	504.4	599.5
Treasury stock (1.1 and 1.2 shares)	(44.9)	(50.1)
Accumulated other comprehensive loss	(142.6)	(140.6)
Hillenbrand Shareholders’ Equity	1,036.6	754.1
Noncontrolling interests	18.5	15.7
Total Shareholders’ Equity	1,055.1	769.8

Total Liabilities and Shareholders’ Equity	$4,029.9	$2,228.6

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2020	2019
Operating Activities
Consolidated net (loss) income	$(48.0)	$100.2
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	98.4	44.3
Impairment charges	82.5	—
Deferred income taxes	(23.4)	0.2
Amortization of deferred financing costs	2.5	0.9
Share-based compensation	9.4	8.7
Settlement of Milacron share-based equity awards	5.9	—
Net loss on divestiture	3.0	—
Trade accounts receivable and receivables from long-term manufacturing contracts	59.6	(15.5)
Inventories	35.9	(15.0)
Prepaid expenses and other current assets	6.5	(6.0)
Trade accounts payable	(76.4)	28.3
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(46.7)	(29.8)
Income taxes payable	15.5	(5.3)
Defined benefit plan and postretirement funding	(7.5)	(6.8)
Defined benefit plan and postretirement expense	4.6	2.6
Other, net	(1.7)	2.8
Net cash provided by operating activities	120.1	109.6

Investing Activities
Capital expenditures	(20.3)	(12.6)
Proceeds from sales of property, plant, and equipment	14.2	—
Acquisition of businesses, net of cash acquired	(1,503.1)	(25.9)
Proceeds from divestiture, net of cash divested	222.4	—
Other, net	—	0.1
Net cash used in investing activities	(1,286.8)	(38.4)

Financing Activities
Proceeds from issuance of long-term debt	1,125.2	—
Repayments on long-term debt	(27.2)	—
Proceeds from revolving credit facilities	1,157.8	449.7
Repayments on revolving credit facilities	(1,158.9)	(470.1)
Payment of deferred financing costs	(13.7)	—
Payments of dividends on common stock	(47.6)	(39.4)
Proceeds from stock option exercises	0.4	2.4
Payments for employee taxes on net settlement equity awards	(1.9)	(4.2)
Other, net	(3.0)	(0.9)
Net cash provided by (used in) financing activities	1,031.1	(62.5)

Effect of exchange rates on cash and cash equivalents	1.1	(0.2)

Net cash flows	(134.5)	8.5

Cash, cash equivalents, and restricted cash:
At beginning of period	399.4	56.5
At end of period	$264.9	$65.0
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$263.1	$64.4
Short-term restricted cash included in other current assets	1.8	0.6
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$264.9	$65.0
See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2020	75.8	$716.3	$496.4	1.1	$(45.4)	$(158.3)	$18.0	$1,027.0
Total other comprehensive income (loss), net of tax	—	—	—	—	—	15.7	(0.1)	15.6
Net income	—	—	24.0	—	—	—	1.0	25.0
Issuance/retirement of stock for stock awards/options	—	(0.4)	—	—	0.5	—	—	0.1
Share-based compensation	—	3.7	—	—	—	—	—	3.7
Dividends ($0.2125 per share)	—	0.1	(16.0)	—	—	—	(0.4)	(16.3)
Balance at June 30, 2020	75.8	$719.7	$504.4	1.1	$(44.9)	$(142.6)	$18.5	$1,055.1

	Nine Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2019	63.9	$345.3	$599.5	1.2	$(50.1)	$(140.6)	$15.7	$769.8
Total other comprehensive income (loss), net of tax	—	—	—	—	—	4.0	(0.7)	3.3
Net (loss) income	—	—	(53.1)	—	—	—	5.1	(48.0)
Issuance/retirement of stock for stock awards/options	—	(6.7)	—	(0.1)	5.2	—	—	(1.5)
Share-based compensation	—	9.4	—	—	—	—	—	9.4
Dividends ($0.6375 per share)	—	0.4	(48.0)	—	—	—	(1.6)	(49.2)
Common stock issued to acquire Milacron (see Note 4)	11.9	371.3	—	—	—	—	—	371.3
Reclassification of certain income tax effects (1)	—	—	6.0	—	—	(6.0)	—	—
Balance at June 30, 2020	75.8	$719.7	$504.4	1.1	$(44.9)	$(142.6)	$18.5	$1,055.1

(1)Income tax effects of the Tax Act (as defined in Note 2) were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 2 for more information.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2019	63.9	$343.1	$571.1	1.3	$(55.6)	$(101.8)	$13.3	$770.1
Total other comprehensive income, net of tax	—	—	—	—	—	3.3	—	3.3
Net income	—	—	30.4	—	—	—	1.3	31.7
Issuance/retirement of stock for stock awards/options	—	(0.9)	—	—	1.9	—	—	1.0
Share-based compensation	—	2.9	—	—	—	—	—	2.9
Dividends ($0.2100 per share)	—	0.2	(13.4)	—	—	—	—	(13.2)
Balance at June 30, 2019	63.9	$345.3	$588.1	1.3	$(53.7)	$(98.5)	$14.6	$795.8

	Nine Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2018	63.9	$351.4	$531.0	1.6	$(67.1)	$(84.2)	$13.0	$744.1
Total other comprehensive (loss) income, net of tax	—	—	—	—	—	(14.3)	0.2	(14.1)
Net income	—	—	96.7	—	—	—	3.5	100.2
Issuance/retirement of stock for stock awards/options	—	(15.2)	—	(0.3)	13.4	—	—	(1.8)
Share-based compensation	—	8.7	—	—	—	—	—	8.7
Dividends ($0.6300 per share)	—	0.4	(39.8)	—	—	—	(2.1)	(41.5)
Other	—	—	0.2	—	—	—	—	0.2
Balance at June 30, 2019	63.9	$345.3	$588.1	1.3	$(53.7)	$(98.5)	$14.6	$795.8

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.Background and Basis of Presentation

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

Hillenbrand’s portfolio is composed of three reportable operating segments:  the Process Equipment Group, Milacron®, and Batesville®.  The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world. Milacron is a global leader in highly engineered and customized systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries within this Form 10-Q unless context otherwise requires.

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, and the effects of the COVID-19 pandemic and such associated measures on management’s estimates and results of operations through June 30, 2020 are reflected in the Consolidated Financial Statements. Given the unprecedented nature of the COVID-19 pandemic, the Company cannot reasonably estimate the full extent of the impact that COVID-19 will have on its consolidated financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of COVID-19 on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides. Events and changes in circumstances arising after June 30, 2020, including those resulting from the ongoing impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings.

2.Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for 2019, except as described below.

Recently Adopted Accounting and Reporting Standards

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

The Company surveyed its businesses, assessed its portfolio of leases, and compiled a central repository of all leases. Additionally, the Company identified and implemented appropriate changes to policies, procedures, and controls pertaining to existing and future lease arrangements to support recognition and disclosure requirements under ASU 2016-02. As a result of the adoption of ASU 2016-02, the Company recorded right-of-use assets of $161.4 and corresponding lease liabilities of $158.9 for its operating leases at June 30, 2020. The adoption of ASU 2016-02 did not have a material impact to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. See Note 6 for additional information.

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

In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosure required in lieu of those statements. We adopted these amendments as of and for the quarter ended June 30, 2020. Accordingly, combined summarized financial information has been presented only for the issuer and guarantors of our senior notes for the most recent fiscal year and the year-to-date interim period, and the location of the required disclosures has been removed from the Condensed Notes to the Consolidated Financial Statements and moved to Part I, Item 2, of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 will be effective for the Company’s fiscal year beginning on October 1, 2020. The Company is currently evaluating the impact that ASU 2016-13 will have on the Consolidated Financial Statements and believes the primary impact of ASU 2016-13 will relate to the Company's assessment of its allowance for doubtful accounts on trade receivables and receivables from long-term manufacturing contracts. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-13”). ASU 2019-13 clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. ASU 2019-12 will be effective for the Company’s fiscal year beginning on October 1, 2021. The Company is currently evaluating the impact of ASU 2019-12 on the Consolidated Financial Statements.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the Consolidated Financial Statements.

3.Revenue Recognition

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

Contract balances

The balance of receivables from long-term manufacturing contracts at June 30, 2020 and September 30, 2019 was $166.2 and $181.1, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance of liabilities from long-term manufacturing contracts and advances at June 30, 2020 and September 30, 2019 was $168.4 and $158.2, respectively, and consists primarily of cash payments received in advance of satisfying performance obligations. The revenue recognized for the nine months ended June 30, 2020 and 2019 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2019 and 2018 was $104.7 and $113.0, respectively. During the three and nine months ended June 30, 2020 and 2019, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of June 30, 2020, the aggregate amount of transaction price of remaining performance obligations within the Process Equipment Group and Milacron reportable segments, which corresponds to backlog as defined in Item 2 of this Form 10-Q, was $1,123.7. Approximately 78% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

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

	Three Months Ended June 30, 2020				Nine Months Ended June 30, 2020
	Process Equipment Group	Milacron	Batesville	Total	Process Equipment Group	Milacron	Batesville	Total
End Market
Plastics	$181.0	$—	$—	$181.0	$589.6	$—	$—	$589.6
Automotive	—	28.7	—	28.7	—	91.8	—	91.8
Chemicals	21.5	—	—	21.5	69.9	—	—	69.9
Consumer goods	—	25.4	—	25.4	—	76.6	—	76.6
Food and pharmaceuticals	19.7	—	—	19.7	54.9	—	—	54.9
Custom molders	—	28.4	—	28.4	—	66.5	—	66.5
Packaging	—	23.8	—	23.8	—	60.5	—	60.5
Construction	—	20.0	—	20.0	—	51.8	—	51.8
Minerals and mining	15.0	—	—	15.0	43.7	—	—	43.7
Electronics	—	20.3	—	20.3	—	43.1	—	43.1
Death care	—	—	139.9	139.9	—	—	405.7	405.7
Other industrial	44.1	39.7	—	83.8	140.9	128.3	—	269.2
Total	$281.3	$186.3	$139.9	$607.5	$899.0	$518.6	$405.7	$1,823.3

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
End Market
Plastics	$197.9	$—	$197.9	$561.0	$—	$561.0
Chemicals	28.3	—	28.3	80.8	—	80.8
Food and pharmaceuticals	20.0	—	20.0	60.9	—	60.9
Minerals and mining	14.1	—	14.1	64.3	—	64.3
Death care	—	131.3	131.3	—	397.3	397.3
Other industrial	55.0	—	55.0	157.2	—	157.2
Total	$315.3	$131.3	$446.6	$924.2	$397.3	$1,321.5

The following tables present net revenue by products and services:

	Three Months Ended June 30, 2020				Nine Months Ended June 30, 2020
	Process Equipment Group	Milacron	Batesville	Total	Process Equipment Group	Milacron	Batesville	Total
Products and Services
Equipment	$186.7	$124.7	$—	$311.4	$600.6	$305.8	$—	$906.4
Parts and services	94.6	49.2	—	143.8	298.4	139.7	—	438.1
Death care	—	—	139.9	139.9	—	—	405.7	405.7
Other	—	12.4	—	12.4	—	73.1	—	73.1
Total	$281.3	$186.3	$139.9	$607.5	$899.0	$518.6	$405.7	$1,823.3

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
Products and Services
Equipment	$212.4	$—	$212.4	$623.4	$—	$623.4
Parts and services	102.9	—	102.9	300.8	—	300.8
Death care	—	131.3	131.3	—	397.3	397.3
Total	$315.3	$131.3	$446.6	$924.2	$397.3	$1,321.5

The following tables present net revenue by timing of transfer:

	Three Months Ended June 30, 2020				Nine Months Ended June 30, 2020
	Process Equipment Group	Milacron	Batesville	Total	Process Equipment Group	Milacron	Batesville	Total
Timing of Transfer
Point in time	$151.6	$186.3	$139.9	$477.8	$448.3	$518.6	$405.7	$1,372.6
Over time	129.7	—	—	129.7	450.7	—	—	450.7
Total	$281.3	$186.3	$139.9	$607.5	$899.0	$518.6	$405.7	$1,823.3

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Process Equipment Group	Batesville	Total	Process Equipment Group	Batesville	Total
Timing of Transfer
Point in time	$164.6	$131.3	$295.9	$505.1	$397.3	$902.4
Over time	150.7	—	150.7	419.1	—	419.1
Total	$315.3	$131.3	$446.6	$924.2	$397.3	$1,321.5

4.Business Acquisitions and Divestitures

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

Pursuant to the Merger Agreement, certain of Milacron’s outstanding stock options, restricted stock awards, restricted stock unit awards, and performance stock unit awards immediately vested and converted into the right to receive $11.80 per share in cash and 0.1612 shares of Hillenbrand common stock per share. Additionally, certain of Milacron’s stock appreciation rights were canceled and converted into the right to receive a lump sum cash payment. The fair value of share-based equity awards was apportioned between purchase price consideration and immediate expense. The portion of the fair value of partially vested awards associated with pre-acquisition service of Milacron employees represented a component of the total purchase price consideration, while the remaining portion of the fair value was immediately recognized as expense within operating expenses in the Consolidated Statement of Operations during the nine months ended June 30, 2020.

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

(1)The fair value of the 11.4 million shares of Hillenbrand’s common stock issued as of the acquisition date was determined based on a per share price of $31.26, which was the closing price of Hillenbrand’s common stock on November 20, 2019, the last trading day before the acquisition closed on November 21, 2019. This includes a nominal amount of cash paid in lieu of fractional shares. Additionally, 0.5 million shares of Hillenbrand’s common stock were issued to settle certain of Milacron’s outstanding share-based equity awards, as previously discussed.
(2)In total, $20.0 was immediately recognized as expense within operating expenses in the Consolidated Statement of Operations during the nine months ended June 30, 2020, which represents the portion of the fair value of outstanding share-based equity awards that was not associated with pre-acquisition service of Milacron employees.

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

The following table summarizes preliminary estimates of fair values of the assets acquired and liabilities assumed as of the acquisition date:

	November 21, 2019 (as initially reported)		Measurement Period Adjustments	November 21, 2019 (as adjusted)
Assets acquired:
Cash and cash equivalents	$125.8		$—	$125.8
Trade receivables	135.5		1.3	136.8
Inventories	288.7		4.7	293.4
Prepaid expense and other current assets	64.3		1.3	65.6
Property, plant, and equipment	262.9		(22.7)	240.2
Operating lease right-of-use assets	41.3		—	41.3
Identifiable intangible assets	865.0		(50.0)	815.0
Goodwill	666.5		41.1	707.6
Other long-term assets	22.6		7.6	30.2
Total assets acquired	2,472.6	—	(16.7)	2,455.9

Liabilities assumed:
Trade accounts payable	110.2		—	110.2
Liabilities from long-term manufacturing contracts and advances	32.7		—	32.7
Accrued compensation	23.2		(2.4)	20.8
Other current liabilities	72.2		0.9	73.1
Accrued pension and postretirement healthcare	29.4		—	29.4
Deferred income taxes	166.3		(15.2)	151.1
Operating lease liabilities - long-term	31.2		—	31.2
Other long-term liabilities	13.1		—	13.1
Total liabilities assumed	478.3	—	(16.7)	461.6

Total purchase price consideration	$1,994.3		$—	$1,994.3

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to property, plant, and equipment, identifiable intangible assets, goodwill, and deferred income taxes. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

As of June 30, 2020, the allocation of the purchase price has not been finalized and the one-year measurement period has not ended. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, the valuation of identifiable intangible assets acquired and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed at the acquisition date throughout the remainder of the measurement period.
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

The preliminary amounts allocated to identifiable intangible assets are as follows:

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

Impact on results of operations

The results of Milacron’s operations have been included in the Consolidated Financial Statements since the November 21, 2019 acquisition date. The following table provides the results of operations for Milacron included in the Consolidated Statements of Operations for the three and nine months ended June 30, 2020:

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Net revenue	$186.3	$518.6
Income (loss) before income taxes	12.0	(17.5)

In connection with the acquisition of Milacron, the Company incurred a total of $5.0 and $62.7 of business acquisition and integration costs during the three and nine months ended June 30, 2020, respectively, which were recorded within operating expenses in the Consolidated Statements of Operations.

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

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the Milacron acquisition had occurred on October 1, 2018 to give effect to certain events that Hillenbrand believes to be directly attributable to the Milacron acquisition. These pro forma adjustments primarily include:

•an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and identifiable intangible assets;
•an adjustment to interest expense to reflect the additional borrowings of Hillenbrand and the repayment of Milacron’s historical debt in conjunction with the acquisition;
•an adjustment to remove business acquisition and integration costs, inventory step-up costs, and backlog amortization during the three and nine months ended June 30, 2020, as these costs are non-recurring in nature and will not have a continuing effect on Hillenbrand’s results; and

•the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$607.5	$718.0	$1,939.0	$2,132.1
Net income (loss) attributable to Hillenbrand	30.4	23.0	(0.7)	85.1

Net income (loss) attributable to Hillenbrand — per share of common stock:
Basic earnings (loss) per share	$0.40	$0.31	$(0.01)	$1.14
Diluted earnings (loss) per share	$0.40	$0.31	$(0.01)	$1.13

Sale of Milacron facility

In December 2019, the Company completed the sale of a Milacron manufacturing facility located in Germany. As a result of the sale, the Company received net cash proceeds of $13.1 during the nine months ended June 30, 2020. There was no material impact to the Consolidated Statement of Operations resulting from the sale of the facility during the nine months ended June 30, 2020.

Divestiture of Cimcool

On March 30, 2020, the Company completed the sale of its Cimcool business (“Cimcool”), which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company, to DuBois Chemicals, Inc. The sale resulted in cash proceeds received at closing of $222.4, net of cash divested.

In addition, the Company may receive contingent consideration for the sale of Cimcool of up to an aggregate of $26.0 based on multiple earn-out provisions. The Company accounts for contingent consideration under a loss recovery approach. Under a loss recovery approach, the Company records a contingent consideration asset only to the extent of the lesser of (1) the amount that the non-contingent consideration received is exceeded by the net assets deconsolidated, or (2) the amount of contingent consideration that it is probable will be received. As of the transaction date (and at June 30, 2020), the Company was unable to determine that it was probable that any of the contingent consideration would be received, and accordingly no asset was recorded for contingent consideration. Subsequent measurement of contingent consideration will be based on the guidance for gain contingencies and any gain from contingent consideration will be recorded at the time the consideration is received.

As a result of the sale, the Company recorded a pre-tax loss of $3.0, using Level 2 nonrecurring fair value measurements, within other income (expense), net in the Consolidated Statement of Operations during the nine months ended June 30, 2020. The related tax effect resulted in tax expense of $13.0 and was included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2020. The Company incurred $0.4 and $4.2 of transaction costs associated with the sale during the three and nine months ended June 30, 2020, respectively, which were recorded within operating expenses in the Consolidated Statements of Operations.

The Company determined that the sale of Cimcool did not represent a strategic shift that had or will have a major effect on its consolidated results of operations, and therefore Cimcool was not classified as a discontinued operation. Cimcool’s results of operations were included within the Milacron reportable segment until the completion of the sale on March 30, 2020.

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

5.Supplemental Consolidated Balance Sheet Information

	June 30, 2020	September 30, 2019
Trade accounts receivable reserves	$22.3	$22.8

Accumulated depreciation on property, plant, and equipment	$341.9	$309.0

Inventories, net:
Finished goods	$178.5	$60.3
Raw materials and components	146.0	72.3
Work in process	99.8	44.0
Total inventories, net	$424.3	$176.6

Trade accounts receivable reserves consist of the allowance of doubtful accounts, which is a best estimate of the amount of probable credit losses and collection risk in the existing trade receivables portfolio, and the allowance for cash discounts and sales returns, which is based upon historical experience and trends. The Company considers a variety of factors when determining the accounts receivable reserves including macroeconomic conditions, specific industry trends, and customer classes. The Company specifically considered the impact of the COVID-19 pandemic on its trade receivables and inventories, and determined there was no material impact on existing trade receivables or inventories at June 30, 2020.

6.Leases

The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of June 30, 2020. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have elected an accounting policy to combine lease and non-lease components for all leases.

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

For the three and nine months ended June 30, 2020, the Company recognized $9.2 and $27.0, respectively, of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial in both periods.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

June 30, 2020
Operating lease right-of-use assets	$161.4

Other current liabilities	32.7
Operating lease liabilities	126.2
Total operating lease liabilities	$158.9

Weighted-average remaining lease term (in years)	7.6

Weighted-average discount rate	2.5%

As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

2020 (excluding the nine months ended June 30, 2020)	$13.4
2021	33.7
2022	28.8
2023	23.0
2024	16.3
Thereafter	58.2
Total lease payments	173.4
Less: imputed interest	(14.5)
Total present value of lease payments	$158.9

Supplemental Consolidated Statement of Cash Flow information is as follows:

Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$28.0
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	22.1

7.Intangible Assets and Goodwill

Impairment assessment

Annual impairment assessment

Testing for impairment of goodwill and indefinite lived assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the asset or reporting unit may have decreased below the carrying value.  The Company’s annual assessment was performed in the third quarter of 2020 and consists of determining each reporting unit’s current fair value compared to its current carrying value. For all reporting units tested, the fair value of goodwill was determined to exceed the carrying value, resulting in no further impairment to goodwill. Additionally, the fair value of indefinite lived trade names was determined to meet or exceed the carrying value for all trade names, resulting in no further impairment to trade names.

Interim impairment assessment

In connection with the preparation of the Consolidated Financial Statements for the second quarter of 2020, an interim impairment assessment was performed for select reporting units within the Process Equipment Group and Milacron reportable segments as a result of certain triggering events and changes in circumstances discussed in detail below. Additionally, based on the macroeconomic factors below, as well as the decline in the Company’s common stock price during the second quarter of 2020, the Company performed a qualitative review for all remaining reporting units and determined that those reporting units did not require an interim impairment test as it was more likely than not that the current fair value of those reporting units exceeded their carrying value, based on their current and projected financial performance as well as the headroom from previous goodwill impairment tests.

For certain reporting units within the Process Equipment Group reportable segment, an interim impairment review was triggered during the second quarter of 2020 by the Company’s decision to redirect its strategic investments as it remains focused on deleveraging following two major events: (1) the continued evaluation of the Company’s operations following the acquisition of Milacron completed on November 21, 2019, and (2) current adverse macroeconomic conditions primarily driven by the COVID-19 pandemic. In connection with these events, the Company made the decision to limit its future strategic investment in its two reporting units that primarily sell and manufacture products in the flow control sector. The decision to limit future investment, as well as the Company’s updated forecasts, which considered the impact of the COVID-19 pandemic, reduced those reporting units’ anticipated annual revenue growth rates and corresponding profitability and cash flows. The annual revenue growth rates utilized in the Company’s fair value estimate are consistent with the reporting units’ operating plans. As a result of the change to expected future cash flows, along with comparable fair value information, the Company concluded that the carrying value for these reporting units exceeded their fair value, resulting in goodwill impairment charges of $72.3 during the second quarter of 2020. The pre-impairment goodwill balance for these reporting units was $95.2.  A 10% further reduction in the fair value of these reporting units would indicate a potential additional goodwill impairment of approximately $12.0.  Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name associated with one of these reporting units exceeded its fair value. As a result, an impairment charge of $0.7 was recorded for this trade name during the second quarter of 2020. The pre-impairment balance for this trade name was $4.4. During the three months ended June 30, 2020, there were no material changes to the Company’s previous forecasts or significant changes in macroeconomic conditions that triggered an interim impairment review.

For the reporting units within the Milacron reportable segment, an interim impairment review was triggered during the second quarter of 2020, due to macroeconomic conditions primarily driven by the COVID-19 pandemic. Subsequent to the Company completing the acquisition of Milacron on November 21, 2019, the Company revised its forecasts for all reporting units within the Milacron reportable segment due to the deterioration in the overall global economy as a result of the pandemic. As a result of the decline in forecasted revenues, under the relief-from-royalty fair value method, the Company concluded that the carrying value of certain trade names and technology associated with these reporting units exceeded their fair value. As a result, impairment charges of $9.5 were recorded for these intangible assets during the second quarter of 2020. The pre-impairment balance for these intangible assets was $125.0. A 10% further reduction in the fair value of these intangible assets, caused by further declines in forecasted revenues and changes in the discount rate selected by the Company, would indicate a potential additional impairment of approximately $12.0. During the three months ended June 30, 2020, there were no material changes to the Company’s previous forecasts or significant changes in macroeconomic conditions that triggered an interim impairment review.

The impairment charges to goodwill and the identifiable intangible assets were nondeductible for tax purposes. The following table summarizes the impairment charges recorded by the Company during the nine months ended June 30, 2020:

	Impairment Charges
	Process Equipment Group	Milacron	Total
Goodwill	$72.3	$—	$72.3
Trade names	0.7	7.9	8.6
Technology, including patents	—	1.6	1.6
Total	$73.0	$9.5	$82.5

As a result of the interim impairment review triggered during the second quarter of 2020 for all reporting units within the Milacron reportable segment, as discussed above, the Company determined that no impairment of goodwill occurred for these reporting units. The estimated fair value, as calculated, for all four reporting units within the Milacron reportable segment ranged from approximately 3% to 16% greater than their carrying value. During the three months ended June 30, 2020, there were no material changes to the Company’s previous forecasts or significant changes in macroeconomic conditions that triggered an interim impairment review.

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	948.3	(206.0)	464.2	(169.2)
Technology, including patents	157.0	(59.1)	76.8	(49.4)
Software	70.8	(56.2)	58.7	(51.7)
Backlog	10.0	(10.0)	—	—
Other	0.1	(0.1)	0.2	(0.2)
	1,186.4	(331.6)	600.1	(270.7)
Indefinite-lived assets:
Trade names	238.8	—	125.5	—

Total	$1,425.2	$(331.6)	$725.6	$(270.7)

The net change in intangible assets during the nine months ended June 30, 2020 was driven primarily by the following:

•the acquisition of Milacron, which included acquired intangible assets of $815.0;
•the divestiture of Cimcool, which included divested gross intangible assets of $122.1;
•impairment charges to intangible assets of $10.2;
•normal amortization; and
•foreign currency adjustments.

See Note 4 for further information on the acquisition of Milacron and the divestiture of Cimcool. Estimated amortization expense related to intangible assets for the next five years is as follows: $71.6 in 2020 (includes nine months actual and three months estimated), $65.8 in 2021, $64.8 in 2022, $64.3 in 2023, and $64.2 in 2024.

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

The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the nine months ended June 30, 2020:

	Process Equipment Group	Milacron	Batesville	Total
Balance as of September 30, 2019	$569.7	$—	$8.3	$578.0
Acquisitions (1)	1.7	707.6	—	709.3
Divestiture (2)	—	(77.9)	—	(77.9)
Impairment charges	(72.3)	—	—	(72.3)
Foreign currency adjustments	11.2	(5.2)	—	6.0
Balance as of June 30, 2020 (3)	$510.3	$624.5	$8.3	$1,143.1

(1)See Note 4 for further information on the acquisitions of Milacron and BM&M.
(2)See Note 4 for further information on the divestiture of Cimcool.
(3)There was accumulated goodwill impairment of $131.1 and $58.8 within the Process Equipment Group as of June 30, 2020 and September 30, 2019, respectively.

8.Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of the dates reported in the Consolidated Balance Sheets:

	June 30, 2020	September 30, 2019
$500.0 term loan (1)	$479.9	$—
$400.0 senior unsecured notes (2)	394.5	—
$375.0 senior unsecured notes, net of discount (3)	370.6	370.1
$225.0 term loan (4)	216.2	—
$150.0 senior unsecured notes, net of discount (5)	150.0	149.7
$100.0 Series A Notes (6)	99.7	99.7
$900.0 revolving credit facility (excluding outstanding letters of credit)	—	—
Other	0.2	—
Total debt	1,711.1	619.5
Less: current portion	36.3	—
Total long-term debt	$1,674.8	$619.5

(1)Includes unamortized debt issuance costs of $1.4 at June 30, 2020.
(2)Includes unamortized debt issuance costs of $5.5 at June 30, 2020.
(3)Includes unamortized debt issuance costs of $3.9 and $4.3 at June 30, 2020 and September 30, 2019, respectively.
(4)Includes unamortized debt issuance costs of $0.4 at June 30, 2020.
(5)Includes unamortized debt issuance costs of $0.2 at September 30, 2019.
(6)Includes unamortized debt issuance costs of $0.3 at both June 30, 2020 and September 30, 2019.

The following table summarizes the scheduled maturities of long-term debt for 2020 through 2024:

Amount
2020 (remaining three months) (1)	$159.1
2021	36.3
2022	54.4
2023	223.1
2024	50.0

(1)Includes the $150.0 senior unsecured notes which matured in July 2020. Upon maturity, the Company refinanced the notes on a long-term basis, as they were repaid with available borrowing capacity from the Revolver.  There were no outstanding borrowings under the Revolver as of June 30, 2020, primarily due to repayments made with proceeds from the $400.0 senior unsecured notes issued in June 2020. As such, these obligations were classified as long-term debt within the Consolidated Balance Sheet as of June 30, 2020.

$400.0 senior unsecured notes

On June 16, 2020, the Company issued $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”). The 2020 Notes were issued at par value and bear interest at a fixed rate of 5.75% per year, payable semi-annually in arrears beginning December 2020. Deferred financing costs associated with the 2020 Notes of $5.5 are being amortized to interest expense on a straight-line basis over the term of the 2020 Notes. The 2020 Notes are unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

Subject to certain limitations, in the event of a change of control repurchase event, the Company will be required to make an offer to purchase the 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus any accrued and unpaid interest to, but excluding, the date of repurchase. In addition, the 2020 Notes are redeemable with prior notice at a price equal to par plus accrued interest and a make-whole amount.

Financing for Milacron Acquisition

Upon completing the acquisition of Milacron on November 21, 2019, Hillenbrand incurred borrowings under its two term loans in aggregate principal amounts of $500.0 and $225.0 (the “Term Loan Facilities”), which are provided for under the Company’s Third Amended and Restated Credit Agreement dated August 28, 2019, as amended (the “Credit Agreement”). The $500.0 term loan matures on the fifth anniversary of the date on which it was borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, 7.5% in each of years 3 and 4, and 10% in year 5) and the $225.0 term loan matures on the third anniversary of the date on which it was borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, and 7.5% in year 3). The $500.0 term loan accrues interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 2.375% for term loans bearing interest at the LIBO Rate and 0.0% to 1.375% for term loans bearing interest at the Alternate Base Rate. The $225.0 term loan accrues interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate plus a margin based on the Company’s leverage ratio, ranging from 0.875% to 2.25% for term loans bearing interest at the LIBO Rate and 0.0% to 1.25% for term loans bearing interest at the Alternate Base Rate. For the three and nine months ended June 30, 2020, the weighted average interest rates were 2.59% and 3.07%, respectively, for the $500.0 term loan and 2.46% and 2.94%, respectively, for the $225.0 term loan. Deferred financing costs of $2.0 are being amortized to interest expense over the respective terms of the Term Loan Facilities.

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

With respect to the Revolver, the Company has made net repayments since the closing date of the acquisition of Milacron, resulting in no outstanding balance as of June 30, 2020. As of June 30, 2020, the Company had $8.1 in outstanding letters of credit issued and $891.9 of maximum borrowing capacity under the Revolver. $642.4 of this borrowing capacity was immediately available based on the Company’s most restrictive covenant at June 30, 2020. The weighted-average interest rates on borrowings under the Revolver were 2.59% and 2.78% for the three and nine months ended June 30, 2020, respectively, and 2.89% and 2.66% for the same periods in the prior year, respectively. The weighted average facility fee was 0.30% and 0.24% for the three and nine months ended June 30, 2020, respectively, and 0.13% and 0.12% for the same periods in the prior year, respectively.

Other credit arrangements

In the normal course of business, operating companies within the Process Equipment Group and Milacron reportable segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of June 30, 2020, the Company had credit arrangements totaling $383.7, under which $267.4 was used for guarantees. These arrangements include the Company’s Syndicated Letter of Guarantee Facility (as amended, the “L/G Facility Agreement”) and other ancillary credit facilities. On January 10, 2020, the L/G Facility Agreement was amended to expand the size of the existing €150.0 facility by an additional €25.0.

Credit ratings update

The coupon rate on the Company’s $375.0 senior unsecured notes is impacted by public bond ratings from Moody’s and S&P Global. Downgrades from either rating agency will increase the coupon rate by 0.25% per downgrade level if the ratings are below investment grade. During the three months ended June 30, 2020, Moody’s and S&P Global each downgraded the Company’s senior unsecured credit rating by one level. As such, the original coupon rate of 4.5% on the $375.0 senior unsecured notes will increase to 5.0%, effective September 15, 2020.

Amendments to current financing agreements

On January 10, 2020, the Company amended the Credit Agreement, the L/G Facility Agreement, and the Private Shelf Agreement governing the Series A Notes, dated as of December 6, 2012 (as amended, the “Shelf Agreement”) to, among other things, (i) increase the maximum permitted leverage ratio and (ii) add additional pricing levels to compensate for the increase in permitted leverage ratios.

On May 19, 2020, the Company further amended the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement to, among other things, (i) increase the maximum permitted leverage ratio to (A) 4.75 to 1.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, (B) 4.25 to 1.00 for the quarter ending June 30, 2021, (C) 4.00 to 1.00 for the quarter ending September 30, 2021, (D) 3.75 to 1.00 for the quarter ending December 31, 2021, and (E) 3.50 to 1.00 for the quarter ending March 31, 2022 and each quarter ending thereafter; (ii) increase the margin paid on various rates defined in the Credit Agreement at certain pricing levels; (iii) add additional pricing levels to compensate for the increase in permitted leverage ratios; (iv) increase the interest rate floor for various rates defined in the Credit Agreement; (v) add as a condition to each borrowing under the Revolver that the amount of cash or cash equivalents on the Consolidated Balance Sheet not exceed $350.0, subject to certain exceptions; and (vi) impose certain restrictions on the Company’s ability to make restricted payments, including limitations on share repurchases and the payment of dividends, and grant liens on the Company’s assets until January 1, 2022.

With respect to these amendments, the Company incurred deferred financing costs of $3.6 during the nine months ended June 30, 2020, which are being amortized to interest expense over the applicable terms of the various amendments.

Covenants related to current financing agreements

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement contain the following financial covenants for the current quarter: a maximum leverage ratio (as described above and defined in the agreements) of 4.75 to 1.00 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.00 to 1.00.

As of June 30, 2020, Hillenbrand was in compliance with all covenants under these agreements. Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the $400.0, $375.0, and $150.0 senior unsecured notes, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement each contain certain other customary covenants, representations and warranties and events of default. The indentures governing the $400.0, $375.0 and $150.0 senior unsecured notes do not limit the Company’s ability to incur additional indebtedness. They do, however, contain certain covenants that restrict the Company’s ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the senior unsecured notes with remedies if the Company fails to perform specific obligations. As of June 30, 2020, Hillenbrand was in compliance with all covenants and there were no events of default.

9.Retirement Benefits

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

Components of net periodic pension cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Service costs	$0.4	$0.5	$0.7	$0.4
Interest costs	2.0	2.4	0.2	0.3
Expected return on plan assets	(3.3)	(3.3)	(0.3)	(0.1)
Amortization of net loss	1.2	0.4	0.5	0.3
Net periodic pension cost	$0.3	$—	$1.1	$0.9

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service costs	$1.1	$1.7	$1.8	$1.1
Interest costs	6.0	7.5	0.5	0.9
Expected return on plan assets	(9.7)	(9.9)	(0.6)	(0.4)
Amortization of unrecognized prior service costs, net	—	0.1	—	—
Amortization of net loss	3.6	0.8	1.8	0.8
Net periodic pension cost	$1.0	$0.2	$3.5	$2.4

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

Expenses related to the Company’s defined contribution plans were $3.7 and $10.8 for the three and nine months ended June 30, 2020, respectively, and $3.0 and $8.7 for the same periods in the prior year, respectively.

10.Income Taxes

The effective tax rates for the three months ended June 30, 2020 and 2019 were 53.1% and 26.8%, respectively. The effective tax rate in the current quarter and the difference from the prior year is primarily due to the impact of Milacron carryforward tax attributes adversely impacting domestic taxes associated with the Tax Act, unfavorable geographic mix of income, and nondeductible acquisition expenses related to the Milacron acquisition.

The effective tax rates for the nine months ended June 30, 2020 and 2019 were (58.4)% and 28.5%, respectively. Due to the current year net loss position, the effective tax rate decreased over the prior year primarily as a result of the discrete recognition of tax expense on the divestiture of Cimcool, the impact of Milacron carryforward tax attributes adversely impacting domestic taxes associated with the Tax Act, unfavorable geographic mix of income, and nondeductible acquisition expenses related to the Milacron acquisition, net of the tax benefit recognized in 2020 from the revaluation of current and deferred tax balances in connection with the enacted statutory tax rate reductions in certain foreign jurisdictions. The change in the effective tax rate compared to the prior year was also impacted by the prior year increase in the reserve for unrecognized tax benefits that did not recur in the current year.

The acquisition of Milacron was completed as a taxable acquisition of the outstanding common stock of Milacron. In connection with the acquisition, the Company recorded a net deferred tax liability of $138.0 associated with the difference between the financial accounting basis and the tax basis in the acquired assets and liabilities assumed. Included in the acquired deferred taxes were deferred tax assets for the carryforward of Milacron’s tax net operating losses from federal, state, and foreign tax jurisdictions of $65.1, which were partially offset by the recognition of preliminary valuation allowances of $25.6 related to the estimated realizability of these items. The utilization of the acquired U.S. federal and state net operating losses to reduce Hillenbrand’s taxable income will be limited annually under Section 382 of the Internal Revenue Code. The Section 382 limitation analysis is in process as part of purchase accounting finalization and was not completed as of June 30, 2020. Additionally, Hillenbrand incurred transaction costs of $43.3 during the nine months ended June 30, 2020 associated with the acquisition of Milacron. A preliminary estimate of the nondeductible portion of these costs has been determined to be approximately $20.3 and recognized as an adjustment to the forecasted tax rate for the year. As the Company continues to analyze the tax attributes of the acquisition, it will revise these preliminary estimates and appropriately record the impact of any changes in estimates.

On July 20, 2020, the US Treasury and the Internal Revenue Service issued Final Regulations under Internal Revenue Code Section 951A relating to the treatment of income that is subject to a high rate of tax under the GILTI regime. Additionally, on July 28, 2020, the IRS issued Final and Proposed Regulations under Internal Revenue Code Section 163(j) relating to the business interest expense limitation. The Company is in the process of reviewing and estimating the impact of these regulations and the potential impact on the Consolidated Financial Statements, if any, will be recorded in subsequent periods.

11.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  Potential dilutive effects, representing approximately 400,000 shares at both June 30, 2020 and 2019, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Hillenbrand	$24.0	$30.4	$(53.1)	$96.7
Weighted-average shares outstanding (basic - in millions) (1)	75.1	63.0	72.8	62.9
Effect of dilutive stock options and other unvested equity awards (in millions) (2)	—	0.4	—	0.5
Weighted-average shares outstanding (diluted - in millions)	75.1	63.4	72.8	63.4

Basic earnings (loss) per share	$0.32	$0.48	$(0.73)	$1.54
Diluted earnings (loss) per share	$0.32	$0.48	$(0.73)	$1.52

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	2.8	1.1	2.9	0.9

(1)The increase in weighted-average shares outstanding during the nine months ended June 30, 2020 was due to 11.9 million of additional shares issued on November 21, 2019 in connection with the acquisition of Milacron. See Note 4 for further information.
(2)As a result of the net loss attributable to Hillenbrand during the nine months ended June 30, 2020, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

12. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)
Other comprehensive loss before reclassifications:
Before tax amount	—	(0.3)	(1.6)	(1.9)	$(0.7)	$(2.6)
Tax benefit	—	—	0.3	0.3	—	0.3
After tax amount	—	(0.3)	(1.3)	(1.6)	(0.7)	(2.3)
Amounts reclassified from accumulated other comprehensive loss (1)	3.8	—	1.8	5.6	—	5.6
Net current period other comprehensive income (loss)	3.8	(0.3)	0.5	4.0	$(0.7)	$3.3
Reclassification of certain income tax effects (2)	(6.0)	—	—	(6.0)
Balance at June 30, 2020	$(64.5)	$(65.0)	$(13.1)	$(142.6)

(1)Amounts are net of tax.
(2)Income tax effects of the Tax Act were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 2 for more information.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)
Other comprehensive income (loss) before reclassifications:
Before tax amount	1.5	(3.6)	(16.2)	(18.3)	$0.2	$(18.1)
Tax (expense) benefit	(0.4)	—	3.8	3.4	—	3.4
After tax amount	1.1	(3.6)	(12.4)	(14.9)	0.2	(14.7)
Amounts reclassified from accumulated other comprehensive loss (1)	0.9	—	(0.3)	0.6	—	0.6
Net current period other comprehensive income (loss)	2.0	(3.6)	(12.7)	(14.3)	$0.2	$(14.1)
Balance at June 30, 2019	$(39.0)	$(47.7)	$(11.8)	$(98.5)

(1)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended June 30, 2020
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$—	$—
Cost of goods sold	—	—	0.9	0.9
Other income (expense), net	1.7	—	0.5	2.2
Total before tax	$1.7	$—	$1.4	$3.1
Tax benefit				(0.5)
Total reclassifications for the period, net of tax				$2.6

	Nine Months Ended June 30, 2020
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	—	—	0.5	0.5
Other income (expense), net	5.2	(0.1)	1.5	6.6
Total before tax	$5.2	$(0.1)	$1.8	$6.9
Tax benefit				(1.3)
Total reclassifications for the period, net of tax				$5.6

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

	Three Months Ended June 30, 2019
	Amortization of Pension and Postretirement (1)		Gain (Loss) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	(0.4)	(0.4)
Other income (expense), net	0.6	—	—	0.6
Total before tax	$0.6	$—	$(0.5)	$0.1
Tax benefit				—
Total reclassifications for the period, net of tax				$0.1

	Nine Months Ended June 30, 2019
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.6)	(0.6)
Other income (expense), net	1.3	—	—	1.3
Total before tax	$1.3	$—	$(0.5)	$0.8
Tax benefit				(0.2)
Total reclassifications for the period, net of tax				$0.6

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

13.Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation costs	$3.7	$2.9	$9.4	$8.7
Less impact of income tax benefit	0.9	0.7	2.2	2.0
Share-based compensation costs, net of tax	$2.8	$2.2	$7.2	$6.7

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

During the nine months ended June 30, 2020, the Company made the following grants:

Number of Units
Stock options	454,929
Time-based stock awards	369,193
Performance-based stock awards (maximum that can be earned)	428,026

Stock options granted during 2020 had a weighted-average exercise price of $31.94 and a weighted-average grant date fair value of $6.63.  The Company’s time-based stock awards and performance-based stock awards granted during the nine months ended June 30, 2020 had weighted-average grant date fair values of $31.31 and $32.73, respectively.  Included in the performance-based stock awards granted during the nine months ended June 30, 2020 are 252,406 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

14.Other Income (Expense), Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net loss on divestiture	$—	$—	$(3.0)	$—
Interest income	0.6	0.3	2.5	0.7
Foreign currency exchange gain (loss) , net	0.3	(0.5)	2.2	—
Other, net	(0.3)	(0.3)	0.1	(0.6)
Other income (expense), net	$0.6	$(0.5)	$1.8	$0.1

15.Commitments and Contingencies

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

Claims covered by insurance have in most instances deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period.  For auto, workers compensation, and general liability claims in the U.S., outside insurance companies and third-party claims administrators generally assist in establishing individual claim reserves. An independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses.  For all other types of claims, reserves are established based upon advice from internal and external counsel and historical settlement information for claims when such amounts are considered probable of payment.

The recorded amounts represent the best estimate of the costs that the Company will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

16.Fair Value Measurements

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at June 30, 2020	Fair Value at June 30, 2020 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$263.1	$263.1	$—	$—
Investments in rabbi trust	3.8	3.8	—	—
Derivative instruments	2.7	—	2.7	—

Liabilities:
$500.0 term loan	481.3	—	481.3	—
$400.0 senior unsecured notes	400.0	414.7	—	—
$375.0 senior unsecured notes	374.5	384.5	—	—
$225.0 term loan	216.6	—	216.6	—
$150.0 senior unsecured notes	150.0	149.7	—	—
$100.0 Series A Notes	100.0	—	101.1	—
Derivative instruments	6.3	—	6.3	—

	Carrying Value at September 30, 2019	Fair Value at September 30, 2019 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$399.0	$399.0	$—	$—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	2.5	—	2.5	—

Liabilities:
$375.0 senior unsecured notes	374.4	380.6	—	—
$150.0 senior unsecured notes	149.9	152.8	—	—
$100.0 Series A Notes	100.0	—	108.5	—
Derivative instruments	2.6	—	2.6	—

Valuation Techniques

•Cash and cash equivalents and investments in rabbi trust are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The types of financial instruments the Company classifies within Level 1 include most bank deposits, money market securities, and publicly traded mutual funds. The Company does not adjust the quoted market price for such financial instruments.
•The Company estimates the fair value of foreign currency derivatives using industry accepted models.  The significant Level 2 inputs used in the valuation of derivatives include spot rates, forward rates, and volatility.  These inputs were obtained from pricing services, broker quotes, and other sources.
•The fair value of the amounts outstanding under the Term Loan Facilities approximate carrying value, as the Company believes their variable interest rate terms correspond to current market terms.

•The fair values of the Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for the Series A Notes.
•The fair values of the $400.0, $375.0, and $150.0 senior unsecured notes were based on quoted prices in active markets.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $238.2 and $128.9 at June 30, 2020 and September 30, 2019, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities in the Consolidated Balance Sheets.

17.Segment and Geographical Information

Prior to completing the acquisition of Milacron on November 21, 2019, the Company conducted operations through two reportable operating segments: the Process Equipment Group and Batesville. Upon completing the acquisition, the Company has been undertaking a planning process of assessing its management and organizational structure. As of June 30, 2020, the Company is still assessing changes in its internal management reporting structure to incorporate Milacron and the effects it may have on the Company’s reportable segments, if any. Because this process was not complete as of June 30, 2020, the Company has reported the results of operations of Milacron from the acquisition date through June 30, 2020 as a separate reportable segment.

The Company records the direct costs of business operations to the reportable operating segments, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs.  Corporate provides management and administrative services to each reportable segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as internal audit, investor relations, financial reporting, and tax compliance.  With limited exception for certain professional services and back-office and technology costs, the Company does not allocate these types of corporate expenses to the reportable segments.

The following tables present financial information for the Company’s reportable segments and significant geographical locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net revenue
Process Equipment Group	$281.3	$315.3	$899.0	$924.2
Milacron	186.3	—	518.6	—
Batesville	139.9	131.3	405.7	397.3
Total	$607.5	$446.6	$1,823.3	$1,321.5

Adjusted EBITDA (1)
Process Equipment Group	$57.6	$54.9	$166.6	$156.6
Milacron	38.1	—	96.4	—
Batesville	36.4	25.3	91.4	83.6
Corporate	(11.1)	(10.7)	(30.9)	(31.7)

Net revenue (2)
United States	$292.1	$222.1	$853.0	$669.3
Germany	151.2	145.4	495.2	398.3
All other foreign business units	164.2	79.1	475.1	253.9
Total	$607.5	$446.6	$1,823.3	$1,321.5

(1)Adjusted EBITDA is a non-GAAP measure used by management to measure segment performance and make operating decisions. See the Operating Performance Measures section of Management’s Discussion and Analysis for further information on adjusted EBITDA, which is reconciled to consolidated net income (loss) below.
(2)The Company attributes net revenue to a geography based upon the location of the business that consummates the external sale.

	June 30, 2020	September 30, 2019
Total assets assigned
Process Equipment Group	$1,710.4	$1,729.1
Milacron	1,988.0	—
Batesville	228.7	186.1
Corporate	102.8	313.4
Total	$4,029.9	$2,228.6

Tangible long-lived assets, net(1)
United States	$208.0	$75.8
Germany	103.2	40.2
China	51.4	4.4
All other foreign business units	130.4	19.9
Total	$493.0	$140.3

(1)Tangible long-lived assets, net includes operating lease right-of-use assets as of June 30, 2020 due to the adoption of ASU 2016-02 in the current year.

The following schedule reconciles reportable segment adjusted EBITDA to consolidated net income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Process Equipment Group	$57.6	$54.9	$166.6	$156.6
Milacron	38.1	—	96.4	—
Batesville	36.4	25.3	91.4	83.6
Corporate	(11.1)	(10.7)	(30.9)	(31.7)
Less:
Interest income	(0.6)	(0.3)	(2.5)	(0.7)
Interest expense	19.7	5.2	55.3	16.1
Income tax expense	28.3	11.6	17.7	39.9
Depreciation and amortization	33.9	15.1	98.4	44.3
Impairment charges	—	—	82.5	—
Business acquisition, disposition, and integration costs	5.5	3.8	67.3	4.9
Restructuring and restructuring-related charges	3.6	2.4	6.7	3.6
Inventory step-up	3.6	—	40.7	0.2
Net loss on divestiture	—	—	3.0	—
Other	2.0	—	2.4	—
Consolidated net income (loss)	$25.0	$31.7	$(48.0)	$100.2

18.Restructuring

The following schedule details the restructuring charges by reportable segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.2	$1.9	$2.1	$0.2	$0.4	$0.6
Milacron	0.8	0.1	0.9	—	—	—
Batesville	(0.1)	0.1	—	0.3	1.4	1.7
Corporate	—	0.4	0.4	—	—	—
Total	$0.9	$2.5	$3.4	$0.5	$1.8	$2.3

	Nine Months Ended June 30, 2020			Nine Months Ended June 30, 2019
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Process Equipment Group	$0.9	$3.1	$4.0	$0.6	$0.5	$1.1
Milacron	0.6	1.3	1.9	—	—	—
Batesville	—	0.5	0.5	0.5	1.9	2.4
Corporate	—	1.4	1.4	—	—	—
Total	$1.5	$6.3	$7.8	$1.1	$2.4	$3.5

The restructuring charges during the three and nine months ended June 30, 2020 and 2019 related primarily to severance costs. The severance costs within the Milacron and Corporate reportable segments were primarily related to the ongoing integration of Milacron. At June 30, 2020, $4.0 of restructuring costs were accrued and expected to be paid over the next twelve months.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Throughout this Form 10-Q, we make a number of “forward-looking statements” that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. As the words imply, these are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes risks related to the ongoing COVID-19 pandemic and the societal, governmental, and individual responses thereto, including supply chain disruptions; loss of contracts and/or customers; erosion of some customers’ credit quality; downgrades of the Company’s credit quality; closure or temporary interruption of the Company’s or suppliers’ manufacturing facilities; travel, shipping and logistical disruptions; loss of human capital or personnel, and general economic calamities, in addition to a variety of risks related to our acquisition and integration of Milacron. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 13, 2019, and in Item 1A of Part II of this Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. The forward-looking information in this Form 10-Q speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking statements.

EXECUTIVE OVERVIEW

Hillenbrand is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world. Hillenbrand’s portfolio is composed of three reportable operating segments: the Process Equipment Group, Milacron®, and Batesville®. The Process Equipment Group businesses design, develop, manufacture, and service highly engineered industrial equipment around the world. Milacron is a global leader in highly engineered and customized systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America.

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

During the three and nine months ended June 30, 2020, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and financial position.

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

COVID-19 is impacting Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve each day. We have experienced an adverse impact on our sales, consolidated results of operations, and cash flows during the three and nine months ended June 30, 2020. It is too early to quantify the impact for the remainder of our fiscal year ended September 30, 2020 or beyond, but the actions being undertaken to reduce the spread of COVID-19 are currently creating disruptions, and are likely to continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability of our supply chain. Accordingly, management is continually evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near- and longer-term financial performance as we manage the Company through the uncertainty related to COVID-19.

We cannot reasonably estimate the duration, spread or severity of this pandemic; however, as a result of the current circumstances, we expect to continue to experience an adverse impact during the remainder of fiscal 2020, including the potential for impairment of certain intangible and other long-lived assets, in addition to the impairment charges that were recorded in the second quarter of 2020. Should these conditions continue into fiscal 2021, the Company would similarly expect an adverse impact on its net revenue, consolidated results of operations, and cash flows in such year, depending upon the severity and length of time such conditions persist.

We continue to take actions intended to help minimize the risk to our company, employees, customers, and the communities in which we operate, as well as lessen the financial impact on the business while protecting our ability to continue to generate profitable growth over the long term. Among these are proactive measures aimed at mitigating the financial impact of COVID-19 and preserving liquidity, including:

•Voluntary reduction in CEO base salary by 30% through at least the end of the fiscal year;
•Voluntary waiver by the Board of Directors of its scheduled cash compensation increase for 2020;
•Cancellation of all regularly scheduled merit-based salary increases for salaried US- and Canada-based employees for 2020;
•Suspension of all hiring for exempt and nonexempt positions, except for critical positions;
•Reduction in capital spend while continuing to invest in high-return projects and prioritizing critical maintenance, safety, and regulatory projects;
•Employee furloughs and reduced work arrangements at several Company locations due to lower demand, which impacted approximately 15% of employees; and
•The Company’s share repurchase program remains suspended.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, customers, and our relationships with our third-party vendors.

In addition, we have taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe the Company has sufficient liquidity to operate in the current business environment as a result of these actions. Hillenbrand increased cash holdings over the past two quarters (from December 31, 2019 to June 30, 2020) by $120.7, primarily with a portion of the cash proceeds from the issuance of $400.0 in senior unsecured notes in June 2020 and the sale of the Cimcool business in March 2020. Additionally, we amended the Credit Agreement on May 19, 2020 to, among other things, increase the maximum permitted leverage ratio for current and future quarters. As of June 30, 2020, Hillenbrand was in full compliance with all covenants under the Credit Agreement, and as of that date, it had liquidity of approximately $905.5, including $263.1 in cash on hand and $642.4 of borrowing capacity immediately available under the Revolver. We continue to evaluate additional measures to maintain financial flexibility and support general working capital requirements as a result of the COVID-19 pandemic. See Note 8 included in Part 1, Item 1 of this Form 10-Q for further details on all financing activity that occurred during the quarter ended June 30, 2020.

Employee Safety and Health

We have implemented a number of employee safety measures across our plants and other locations in an attempt to contain the spread of COVID-19. Such actions have included:

•Initiated regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•Required telework for those employees who can conduct their work remotely;
•Implemented temperature screening of employees at the majority of manufacturing facilities;
•Instituted additional sanitization protocols, including increased frequency of disinfecting high-traffic areas;
•Established new physical distancing procedures for employees who need to be onsite;
•Provided additional personal protective equipment and cleaning supplies;
•Modified work spaces with plexiglass and touchless faucets;
•Implemented protocols to address actual and suspected COVID-19 cases and exposure; and
•Prohibited all domestic and international non-essential travel for all employees.

Customer Focus

Our customer service, sales, and engineering teams are working closely with customers to meet current demand. Sales and engineering teams are meeting with customers remotely via video calls to continue the design and specification process that would have previously been held in-person. Call centers remain operational through remote call-in.

Business Continuity

While a number of our plants are operating as essential businesses, as determined by the jurisdictions in which we operate, we have experienced disruptions at some smaller facilities in locations such as India as we take actions to comply with the temporary government restrictions related to the COVID-19 pandemic. We expect that these impacted facilities will account for approximately 5% of the Company’s projected annual consolidated revenue. These facilities were closed or operating at reduced capacity at various times during the quarter ended June 30, 2020, but all significant facilities were operating at or near normal production levels as of the date of this filing. While the Company’s manufacturing plants in China were closed for part of the quarter ended March 31, 2020, they were running at or near full capacity by late March. Many of the Company’s non-production employees were working remotely as of the date of this filing.

We are closely monitoring the supply chain and taking actions as needed to mitigate disruptions. We continue to work closely with our suppliers and customers to preserve business continuity and meet current demand. We are capitalizing on our global manufacturing footprint and flexible supply chains to move production to different regions of the world as needed. As of the date of this filing the Company has not experienced any major shortages in our supply chain. For the quarter ended June 30, 2020, order intake at the Process Equipment Group and Milacron segments was negatively impacted by the COVID-19 pandemic and decreased sequentially from the quarter ended March 31, 2020, primarily due to softening in the markets as customers are delaying their decision-making process; however, we have not seen significant order cancellations as of the date of this filing. Batesville experienced higher demand for burial caskets in certain geographical areas starting in late March, and that higher demand continued throughout the quarter ended June 30, 2020. That higher demand resulted in a strong year-over-year sales increase at Batesville for the quarter ended June 30, 2020, partially offset by an estimated increased rate at which families opted for cremation. Given the uncertainty related to COVID-19, we cannot predict the potential further magnitude or duration of these developments and the impact they will have on our financial results and cash flows for the remainder of fiscal 2020 and at least the first half of fiscal 2021. In addition to the actions taken as of the date of this filing as discussed above, further actions may be taken in certain businesses in response to continued lower customer demand, including temporary reductions in work hours, furloughs, or layoffs, if required.

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
Except as specifically identified in this report, events and changes in circumstances arising after the quarter ended June 30, 2020, including those resulting from the impact of COVID-19, will be reflected in management’s estimates for future periods in subsequent periodic filings. For further discussion of management’s estimates, refer to Note 1 in Part 1, Item 1 of this report. For further discussion of the COVID-19 pandemic, refer to “Item 1A. Risk Factors” in Part II of this report.

Acquisition of Milacron

As discussed in Note 4 of Part I, Item 1 of this Form 10-Q, on November 21, 2019, we completed the acquisition of Milacron for a total purchase price of approximately $2.0 billion through a merger of our wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock. Milacron is a global leader in highly engineered and customized systems in plastic technology and processing. The acquisition provides Hillenbrand with increased scale and meaningful product diversification, enhancing its ability to serve customers with expanded capabilities across the plastics value chain. The results of Milacron are currently reported separately in its own reportable segment. The Consolidated Financial Statements include the financial results of Milacron from the date of acquisition.

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

The Company’s results for the period since the acquisition were significantly impacted by the non-recurring effects of the fair value adjustments to inventories and backlog required by acquisition accounting. These fair value adjustments are being charged to the Consolidated Statements of Operations over the respective periods that inventory is expected to be consumed and backlog is expected to be realized as revenue. The preliminary fair value assigned to Milacron’s backlog was $10.0, which was fully amortized as expense during the nine months ended June 30, 2020. The preliminary step-up adjustment to inventories was $40.7, which was fully charged as expense during the nine months ended June 30, 2020 ($3.6 of expense during the three months ended June 30, 2020).

The preliminary fair value assigned to Milacron’s customer relationships, trade names, and technology totaled $805.0, of which $125.0 was related to the Cimcool business that was divested in the second quarter of 2020. The trade names were designated as indefinite-lived intangible assets while the customer relationships and technology are amortized over their respective estimated useful lives on a straight-line basis, which will result in approximately $9.0 of amortization expense during the remaining three months of 2020. The acquisition resulted in preliminary goodwill of $707.6.

Divestiture of Cimcool

On March 30, 2020, we completed the sale of the Company’s Cimcool (“Cimcool”) business, which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company, to DuBois Chemicals, Inc. The sale resulted in cash proceeds received at closing of $222.4, net of cash divested. Consistent with our current capital allocation priorities, we used a portion of the cash proceeds from the sale for repayments on the Revolver during the quarter ended March 31, 2020, and intend to use the remainder for general working capital purposes.

In addition, we may receive contingent consideration of up to an aggregate of $26.0 based on multiple earn-out provisions. As of the transaction date (and at June 30, 2020), we were unable to determine that it was probable that any of the contingent consideration would be received, and accordingly no asset was recorded for contingent consideration.

As a result of the sale, we recorded a pre-tax loss of $3.0 within other income (expense), net in the Consolidated Statement of Operations during the nine months ended June 30, 2020. The related tax effect resulted in tax expense of $13.0 and was included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2020. We incurred $0.4 and $4.2 of transaction costs associated with the sale during the three and nine months ended June 30, 2020, respectively, which were recorded within operating expenses in the Consolidated Statements of Operations.

We determined that the sale of Cimcool did not represent a strategic shift that had or will have a major effect on our consolidated results of operations, and therefore, Cimcool was not classified as a discontinued operation. Cimcool’s results of operations were included within the Milacron reportable segment until the completion of the sale on March 30, 2020.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2020, to the same period in 2019.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about the Process Equipment Group, Milacron, Batesville, and Corporate.  These results of operations are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and primarily exclude the following items:

•business acquisitions, disposition, and integration costs;

•restructuring and restructuring-related charges;
•impairment charges;
•inventory step-up charges;
•debt financing activities related to the acquisition of Milacron;
•net loss on divestiture of Cimcool;
•COVID-19 pandemic-related costs;
•the related income tax impact for all of these items; and
•non-recurring tax benefits and expenses related to the interaction of certain provisions of the Tax Act and certain tax items related to the acquisition of Milacron and divestiture of Cimcool.

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

An important non-GAAP measure that we use is adjusted earnings before interest, income tax, depreciation, and amortization
(“adjusted EBITDA”). A part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the HOM to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance. Adjusted EBITDA is not a recognized term under GAAP and therefore does not purport to be an alternative to net income (loss). Further, the Company’s measure of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Another important non-GAAP operational measure used is backlog. Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment, like those in which the Process Equipment Group and Milacron compete. Backlog represents the amount of net revenue that we expect to realize on contracts awarded related to the Process Equipment Group and Milacron. For purposes of calculating backlog, 100% of estimated net revenue attributable to consolidated subsidiaries is included. Backlog includes expected revenue from large systems and equipment, as well as replacement parts, components, and service. The length of time that projects remain in backlog can span from days for replacement parts or service to approximately 18 to 24 months for larger system sales within the Process Equipment Group. The majority of the backlog within Milacron is expected to be fulfilled within the next twelve months. Backlog includes expected net revenue from the remaining portion of firm orders not yet completed, as well as net revenue from change orders to the extent that they are reasonably expected to be realized. We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in net revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

We expect that future revenue associated with the Process Equipment Group and Milacron will be influenced by backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Although backlog can be an indicator of future net revenue, it does not include projects and parts orders that are booked and shipped within the same quarter. The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue. Net revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

We calculate the foreign currency impact on net revenue, gross profit, operating expenses, backlog, consolidated net income (loss), and adjusted EBITDA in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in these metrics, either positively or negatively. The cost structures for Corporate and Batesville are generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review section below where the impact is not significant.

See page 48 for a reconciliation of adjusted EBITDA to consolidated net income (loss), the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2020, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K for 2019.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$607.5	100.0	$446.6	100.0	$1,823.3	100.0	$1,321.5	100.0
Gross profit	207.3	34.1	148.4	33.2	572.8	31.4	456.3	34.5
Operating expenses	118.5	19.5	90.8	20.3	411.9	22.6	275.2	20.8
Amortization expense	16.4	2.7	8.6	1.9	55.2	3.0	25.0	1.9
Impairment charges	—	—	—	—	82.5	4.5	—	—
Interest expense	19.7	3.2	5.2	1.2	55.3	3.0	16.1	1.2
Other income (expense), net	0.6	(0.1)	(0.5)	0.1	1.8	(0.1)	0.1	—
Income tax expense	28.3	4.7	11.6	2.6	17.7	1.0	39.9	3.0
Net income (loss) attributable
to Hillenbrand	24.0	4.0	30.4	6.8	(53.1)	(2.9)	96.7	7.3

We are actively monitoring the impact of the COVID-19 pandemic, which we expect to create continued economic uncertainty for our fourth quarter ended September 30, 2020 and likely beyond.  Cost containment actions taken as a result of the COVID-19 pandemic are expected to be temporary; we do not anticipate them to continue to the same extent as implemented during the current fiscal year.

Hillenbrand is on track to realize the targeted year-one cost synergies related to the Milacron acquisition of $20.0 to $25.0 within the current fiscal year, and the Company now expects to generate annual run rate cost synergies of $75.0 within three years of the transaction close, a 50% increase from the original target of $50.0.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net revenue increased $160.9 (36%), which included unfavorable foreign currency impact (1%).

•The Process Equipment Group’s net revenue decreased $34.0 (11%), primarily due to a decrease in large systems sales in plastics largely driven by delays associated with the COVID-19 pandemic, and a decrease in demand for parts and service and other capital equipment, partially offset by favorable pricing. Foreign currency impact decreased net revenue by 1%.

•Milacron contributed net revenue of $186.3 during the three months ended June 30, 2020.

•Batesville’s net revenue increased $8.6 (7%), primarily due to an increase in volume (8%), partially offset by a decline in average selling price (1%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $58.9 (40%) and gross profit margin improved 90 basis points to 34.1%.  Gross profit included inventory step-up charges at Milacron of $3.6, restructuring and restructuring-related charges of $0.8, and costs associated with the COVID-19 pandemic of $0.8. Excluding these charges, adjusted gross profit margin improved 170 basis points to 35.0%.

•The Process Equipment Group’s gross profit decreased $3.8 (4%), primarily due to a decrease in large systems sales in plastics, largely driven by delays associated with the COVID-19 pandemic, a decline in demand for parts and service, and cost inflation, partially offset by pricing and productivity improvements, cost containment, and improved cost of quality. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved 280 basis points to

37.0% in 2020, primarily due to pricing and productivity improvements and a supplier quality issue in the prior year that did not repeat in the current year, partially offset by cost inflation.

The Process Equipment Group’s gross profit included restructuring and restructuring-related charges ($0.2 in 2020 and $0.2 in 2019). Excluding these charges, adjusted gross profit decreased $3.7 (3%) and adjusted gross profit margin improved 280 basis points to 37.1%.

•Milacron’s gross profit was $52.0 and gross profit margin was 27.9%. Milacron’s gross profit included inventory step-up charges of $3.6, restructuring and restructuring-related charges of $0.7, and costs associated with the COVID-19 pandemic of $0.6. Excluding these charges, adjusted gross profit margin was 30.5%.

•Batesville’s gross profit increased $10.7 (26%) and gross profit margin improved 580 basis points to 36.6%.  The increase in gross profit and gross profit margin was primarily due to higher volume, productivity initiatives, and deflation in commodities and fuel, partially offset by inflation in wages and benefits.

Batesville’s gross profit included restructuring and restructuring-related charges of $0.3 in 2019 and costs associated with the COVID-19 pandemic of $0.2 in 2020. Excluding these charges, adjusted gross profit increased $10.5 (26%) and adjusted gross profit margin improved 560 basis points to 36.7%.

Operating expenses increased $27.7 (31%), primarily due to the addition of Milacron operating expenses ($32.3), increases in business acquisition, disposition, integration costs related to the acquisition of Milacron, and cost inflation, partially offset by productivity initiatives, cost containment actions, and a decrease in variable compensation. Foreign currency impact decreased operating expenses by 1%. Our operating expense-to-revenue ratio improved by 80 basis points to 19.5% in 2020.  Operating expenses included the following items:

	Three Months Ended June 30,
	2020	2019
Business acquisition, disposition, and integration costs	$5.4	$3.8
Restructuring and restructuring-related charges	2.8	1.9
COVID-19 pandemic-related costs	1.1	—

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and costs associated with the COVID-19 pandemic, operating expenses increased $24.1 (28%). Adjusted operating expenses as a percentage of net revenue improved 110 basis points in 2020 to 18.0%.

Amortization expense increased $7.8 (91%), primarily due to amortization on the acquired intangible assets of Milacron ($9.1 in 2020).

Interest expense increased $14.5 (279%), primarily due to increased borrowings as a result of the Milacron acquisition. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of the debt financing.

Other income (expense), net was $0.6 of income in 2020, compared to $0.5 of expense in 2019. The increase in other income was primarily due to increases in foreign currency exchange gains and interest income.

The effective tax rate was 53.1% in 2020 compared to 26.8% in 2019.  The effective tax rate in the current quarter and the difference from the prior year is primarily due to the impact of Milacron carryforward tax attributes adversely impacting domestic taxes associated with the Tax Act, unfavorable geographic mix of income, and nondeductible acquisition expenses related to the Milacron acquisition.

The adjusted effective tax rate was 26.7% in 2020 compared to 26.6% in 2019. The adjusted effective income tax rate primarily excludes the impact of the following items:

•certain tax items related to the acquisition of Milacron, including:
◦the impact of Milacron carryforward tax attributes adversely impacting domestic taxes associated with the Tax Act ($7.2 tax expense in 2020);
◦the tax effect of nondeductible acquisition expenses ($2.3 tax expense in 2020); and
•the tax effect of adjustments to income (loss) before income taxes.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Net revenue increased $501.8 (38%), which included unfavorable foreign currency impact (1%).

•The Process Equipment Group’s net revenue decreased $25.2 (3%), primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), other capital equipment, and parts and service, partially offset by increased demand for large systems in plastics and favorable pricing. Foreign currency impact decreased net revenue by 2%.

•Milacron contributed net revenue of $518.6 since the acquisition date (November 21, 2019).

•Batesville’s net revenue increased $8.4 (2%), primarily due to an increase in volume (3%), partially offset by a decrease in average selling price (1%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $116.5 (26%), which included unfavorable foreign currency impact (1%). Gross profit margin decreased 310 basis points to 31.4%. Gross profit included inventory step-up charges at Milacron of $40.7, restructuring and restructuring-related charges of $1.5, and costs associated with the COVID-19 pandemic of $1.2. Excluding these charges, adjusted gross profit margin decreased 80 basis points to 33.8%.

•The Process Equipment Group’s gross profit decreased $6.3 (2%), primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), cost inflation, and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, partially offset by pricing and productivity improvements and an increase in volume of large systems sales in plastics. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved 30 basis points to 35.4% in 2020 primarily due to pricing and productivity improvements, partially offset by cost inflation and an increased proportion of lower margin, large systems sales in plastics.

The Process Equipment Group’s gross profit included restructuring and restructuring-related charges ($0.9 in 2020 and $0.6 in 2019) and inventory step-up charges ($0.2 in 2019). Excluding these charges, adjusted gross profit decreased $6.0 (2%) and adjusted gross profit margin improved 30 basis points to 35.5%.

•Milacron’s gross profit was $116.9 and gross profit margin was 22.5% for the period since the acquisition date. Milacron’s gross profit included inventory step-up charges of $40.7, restructuring and restructuring-related charges of $0.5, and costs associated with the COVID-19 pandemic of $0.9. Excluding these charges, adjusted gross profit was $159.0 and adjusted gross profit margin was 30.7%.

•Batesville’s gross profit increased $5.9 (5%) and gross profit margin improved 80 basis points to 34.0%.  The increase in gross profit and gross profit margin was primarily due to higher volume, productivity initiatives, and deflation in commodities and fuel, partially offset by inflation in wages and benefits.

Batesville’s gross profit included restructuring and restructuring-related charges of $0.5 in 2019, business acquisition, disposition, and integration costs of $0.2 in 2020, and costs associated with the COVID-19 pandemic of $0.2 in 2020. Excluding these charges, adjusted gross profit increased $5.8 (4%) and adjusted gross profit margin improved 80 basis points to 34.1%.

Operating expenses increased $136.7 (50%), primarily due to the addition of Milacron operating expenses ($97.7), increases in business acquisition, disposition, and integration costs related to the acquisition of Milacron and divestiture of Cimcool, an increase in restructuring and restructuring-related charges, and costs associated with the COVID-19 pandemic incurred in the current year, partially offset by productivity initiatives, cost containment actions, and a decrease in variable compensation. Foreign currency impact decreased operating expenses by 1%. Our operating expense-to-revenue ratio increased by 180 basis points to 22.6% in 2020.  Operating expenses included the following items:

	Nine Months Ended June 30,
	2020	2019
Business acquisition, disposition, and integration costs	$66.8	$4.9
Restructuring and restructuring-related charges	5.2	2.5
COVID-19 pandemic-related costs	1.1	—

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and costs associated with the COVID-19 pandemic, operating expenses increased $71.1 (27%). Adjusted operating expenses as a percentage of net revenue improved 170 basis points in 2020 to 18.6%.

Amortization expense increased $30.2 (121%), primarily due to amortization on the acquired intangible assets of Milacron ($33.2 in 2020).

Impairment charges were $82.5 due to goodwill and intangible asset impairments recorded in 2020. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Interest expense increased $39.2 (244%), primarily due to increased borrowings as a result of the Milacron acquisition. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of the debt financing. On an adjusted basis, which primarily excludes $2.4 of interest expense on the $375.0 senior unsecured notes for the period prior to completing the acquisition of Milacron (October 1, 2019 through November 20, 2019), interest expense increased by $36.1 (224%).

Other income (expense), net was $1.8 of income in 2020, compared to $0.1 of income in 2019. The increase in other income was primarily due to increases in interest income and foreign currency exchange gains, partially offset by the $3.0 pre-tax loss on the divestiture of Cimcool in 2020.

The effective tax rate was (58.4)% in 2020 compared to 28.5% in 2019.  Due to the current year net loss position, the effective tax rate decreased over the prior year primarily as a result of the discrete recognition of tax expense on the divestiture of Cimcool, the impact of Milacron carryforward tax attributes adversely impacting domestic taxes associated with the Tax Act, unfavorable geographic mix of income, and nondeductible acquisition expenses related to the Milacron acquisition, net of the tax benefit recognized in 2020 from the revaluation of current and deferred tax balances in connection with the enacted statutory tax rate reductions in certain foreign jurisdictions. The change in the effective tax rate compared to the prior year was also impacted by the prior year increase in the reserve for unrecognized tax benefits that did not recur in the current year.

The adjusted effective tax rate was 25.8% in 2020 compared to 27.0% in 2019. The adjusted effective income tax rate primarily excludes the impact of the following items:

•the tax effect on the divestiture of Cimcool ($13.0 tax expense in 2020);
•certain tax items related to the acquisition of Milacron, including:
◦the tax effect of Milacron carryforward tax attributes adversely impacting domestic taxes associated with the Tax Act ($9.7 tax expense in 2020);
◦the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions ($6.7 tax benefit in 2020);
◦the tax effect of nondeductible acquisition expenses ($2.8 tax expense in 2020);
•an adjustment to our transition tax liability pursuant to the Tax Act ($0.5 tax expense in 2019);
•an adjustment to our deferred tax liability as a result of revisions to our permanent reinvestment assertion on earnings of foreign subsidiaries driven by the Tax Act ($1.3 tax expense in 2019); and
•the tax effect of adjustments to income (loss) before income taxes.

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

OPERATIONS REVIEW — PROCESS EQUIPMENT GROUP

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$281.3	100.0	$315.3	100.0	$899.0	100.0	$924.2	100.0
Gross profit	104.1	37.0	107.9	34.2	318.1	35.4	324.4	35.1
Operating expenses	51.8	18.4	56.5	17.9	166.3	18.5	179.9	19.5
Amortization expense	7.3	2.6	8.6	2.7	22.0	2.4	25.0	2.7
Impairment charges	—	—	—	—	73.0	8.1	—	—

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net revenue decreased $34.0 (11%) primarily due to a decrease in large systems sales in plastics, largely driven by delays associated with the COVID-19 pandemic, and a decrease in demand for parts and service and other capital equipment, partially offset by favorable pricing. Foreign currency impact decreased net revenue by 1%.

Order backlog decreased $1.4 (0.2%) from $940.3 on June 30, 2019, to $938.9 on June 30, 2020. The decrease in backlog was primarily driven by foreign currency impact, which decreased order backlog by 1%. On a sequential basis, order backlog decreased $43.2 (4%) to $938.9 at June 30, 2020, down from $982.1 at March 31, 2020, with order softness across the segment due in part to the impact of COVID-19.

Gross profit decreased $3.8 (4%) primarily due to a decrease in large systems sales in plastics, largely driven by delays associated with the COVID-19 pandemic, a decline in demand for parts and service, and cost inflation, partially offset by pricing and productivity improvements, cost containment, and improved cost of quality. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved 280 basis points to 37.0% in 2020, primarily due to pricing and productivity improvements and a supplier quality issue in the prior year that did not repeat in the current year, partially offset by cost inflation.

The Process Equipment Group’s gross profit included restructuring and restructuring-related charges ($0.2 in 2020 and $0.2 in 2019). Excluding these charges, adjusted gross profit decreased $3.7 (3%) and adjusted gross profit margin improved 280 basis points to 37.1%.

Operating expenses decreased $4.7 (8%) primarily due to a decrease in variable compensation, productivity improvements, and cost containment actions. Foreign currency impact decreased operating expenses by 1%. Operating expenses as a percentage of net revenue increased by 50 basis points to 18.4% in 2020.

Operating expenses included restructuring and restructuring-related charges ($1.8 in 2020 and $0.4 in 2019), business acquisition, disposition, and integration costs ($0.2 in 2020 and $0.1 in 2019), and costs associated with the COVID-19 pandemic of $0.6 in 2020. Excluding these items, adjusted operating expenses decreased $6.7 (12%) and adjusted operating expenses as a percentage of net revenue improved 30 basis points to 17.5% in 2020.

Amortization expense decreased $1.3 (15%), primarily due to amortization in the prior year that did not repeat on the acquired backlog of BM&M.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Net revenue decreased $25.2 (3%) primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), other capital equipment, and parts and service, partially offset by increased demand for large systems in plastics and favorable pricing. Foreign currency impact decreased net revenue by 2%.

Gross profit decreased $6.3 (2%), primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), cost inflation, and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, partially offset by pricing and productivity improvements and an increase in volume of large systems sales in plastics. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved

30 basis points to 35.4% in 2020, primarily due to pricing and productivity improvements, partially offset by cost inflation and an increased proportion of lower margin, large systems sales in plastics.

The Process Equipment Group’s gross profit included restructuring and restructuring-related charges ($0.9 in 2020 and $0.6 in 2019) and inventory step-up charges ($0.2 in 2019). Excluding these charges, adjusted gross profit decreased $6.0 (2%) and adjusted gross profit margin improved 30 basis points to 35.5%.

Operating expenses decreased $13.6 (8%), primarily due to productivity initiatives, including savings from restructuring actions, a decrease in variable compensation, and cost containment actions. Foreign currency impact decreased operating expenses by 1%. Operating expenses as a percentage of net revenue improved by 100 basis points to 18.5% in 2020.

Operating expenses included restructuring and restructuring-related charges ($2.9 in 2020 and $0.5 in 2019), business acquisition, disposition, and integration costs ($0.8 in 2020 and $0.6 in 2019), and costs associated with the COVID-19 pandemic of $0.7 in 2020. Excluding these items, adjusted operating expenses decreased $16.9 (10%) and adjusted operating expenses as a percentage of net revenue improved 130 basis points to 18.0% in 2020.

Amortization expense decreased $3.0 (12%), primarily due to amortization in the prior year that did not repeat on the acquired backlog of BM&M.

Impairment charges were $73.0 due to goodwill and intangible asset impairments recorded in 2020. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

OPERATIONS REVIEW — MILACRON

	Three Months Ended June 30, 2020		Nine Months Ended June 30, 2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$186.3	100.0	$518.6	100.0
Gross profit	52.0	27.9	116.9	22.5
Operating expenses	32.3	17.3	97.7	18.8
Amortization expense	9.1	4.9	33.2	6.4
Impairment charges	—	—	9.5	1.8

Since we acquired Milacron on November 21, 2019, we do not present comparative period results for variance analysis. Milacron’s results for the period since the acquisition date were significantly impacted by the non-recurring effects of the fair value adjustments to inventories and backlog required by acquisition accounting. These fair value adjustments are being recognized in the Consolidated Statements of Operations over the respective periods that inventory is expected to be consumed and backlog is expected to be realized as net revenue.

Three Months Ended June 30, 2020

Net revenue was $186.3 during the three months ended June 30, 2020. Net revenue was adversely impacted by the effects of the COVID-19 pandemic. On a sequential basis, order backlog decreased $2.7 (1%) to $184.7 at June 30, 2020, down from $187.4 at March 31, 2020. The decrease in backlog was primarily driven by a decrease in orders within our injection molding equipment and extrusion product lines, partially offset by an increase in orders within our hot runner product line.

Gross profit was $52.0 and gross profit margin was 27.9%. Milacron’s gross profit included inventory step-up charges of $3.6, restructuring and restructuring-related charges of $0.7, and costs associated with the COVID-19 pandemic of $0.6. Excluding these charges, adjusted gross profit margin was 30.5%.

Operating expenses were $32.3 and operating expense as a percentage of net revenue was 17.3%. Operating expenses included restructuring and restructuring-related charges of $0.9 and costs associated with the COVID-19 pandemic of $0.3. Excluding these charges, adjusted operating expenses as a percentage of net revenue was 16.6%.

Amortization expense was $9.1 related to the amortization on the intangible assets acquired in the Milacron acquisition.

Nine Months Ended June 30, 2020

Net revenue was $518.6 since the acquisition date (November 21, 2019). Net revenue was adversely impacted by the effects of the COVID-19 pandemic.

Gross profit was $116.9 and gross profit margin was 22.5% since the acquisition date (November 21, 2019). Milacron’s gross profit included inventory step-up charges of $40.7, restructuring and restructuring-related charges of $0.5, and costs associated with the COVID-19 pandemic of $0.9. Excluding these charges, adjusted gross profit margin was 30.7%.

Operating expenses were $97.7 and operating expense as a percentage of net revenue was 18.8%. Operating expenses included business acquisition, disposition, and integration costs of $4.1 (including severance costs related to the integration) and restructuring and restructuring-related charges of $1.8. Excluding these charges, adjusted operating expenses as a percentage of net revenue was 17.6%.

Amortization expense was $33.2, including backlog amortization of $10.0.

Impairment charges were $9.5 due to intangible asset impairments. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$139.9	100.0	$131.3	100.0	$405.7	100.0	$397.3	100.0
Gross profit	51.2	36.6	40.5	30.8	137.8	34.0	131.9	33.2
Operating expenses	16.8	12.0	19.4	14.8	52.7	13.0	57.8	14.5

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net revenue increased $8.6 (7%), primarily due to an increase in volume (8%), partially offset by a decrease in average selling price (1%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.
 Gross profit increased $10.7 (26%) and gross profit margin improved 580 basis points to 36.6%.  The increase in gross profit and gross profit margin was primarily due to higher volume, productivity initiatives, and deflation in commodities and fuel, partially offset by inflation in wages and benefits.

Gross profit included restructuring and restructuring-related charges of $0.3 in 2019 and costs associated with the COVID-19 pandemic of $0.2 in 2020. Excluding these charges, adjusted gross profit increased $10.5 (26%) and adjusted gross profit margin improved 560 basis points to 36.7%.

Operating expenses decreased $2.6 (13%) to $16.8 and operating expenses as a percentage of net revenue improved 280 basis points to 12.0%, primarily due to current year productivity initiatives, prior year restructuring actions, cost containment actions, and a decrease in restructuring and restructuring related expenses, partially offset by an increase in variable compensation.

Operating expenses included restructuring and restructuring-related charges ($0.1 in 2020 and $1.4 in 2019). Excluding these charges, adjusted operating expenses decreased $1.3 (7%) and adjusted operating expenses as a percentage of net revenue improved 180 basis points to 11.9% in 2020.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Net revenue increased $8.4 (2%), primarily due to an increase in volume (3%), partially offset by a decrease in average selling price (1%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

 Gross profit increased $5.9 (5%) and gross profit margin improved 80 basis points to 34.0%.  The increase in gross profit and gross profit margin was primarily due to higher volume, productivity initiatives, and deflation in commodities and fuel, partially offset by inflation in wages and benefits.

Gross profit included restructuring and restructuring-related charges of $0.5 in 2019, business acquisition, disposition, and integration costs of $0.2 in 2020, and costs associated with the COVID-19 pandemic of $0.2 in 2020. Excluding these charges, adjusted gross profit increased $5.8 (4%) and adjusted gross profit margin improved 80 basis points to 34.1%.

Operating expenses decreased $5.1 (9%) to $52.7 and operating expenses as a percentage of net revenue improved 150 basis points to 13.0%, primarily due to current year productivity initiatives, prior year restructuring actions, cost containment actions, and a decrease in restructuring and restructuring related expenses, partially offset by an increase in variable compensation.

Operating expenses included restructuring and restructuring-related charges ($0.6 in 2020 and $1.9 in 2019) and business acquisition, disposition, and integration costs of $0.2 in 2020. Excluding these charges, adjusted operating expenses decreased $4.0 (7%) and adjusted operating expenses as a percentage of net revenue improved 130 basis points to 12.8% in 2020.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$12.3	2.0	$11.1	2.5	$33.4	1.8	$33.0	2.5
Business acquisition, disposition, and integration costs	5.2	0.9	3.7	0.8	61.7	3.4	4.4	0.3
Restructuring and restructuring-related charges	—	—	0.1	—	—	—	0.1	—
COVID-19 pandemic-related costs	0.1	—	—	—	0.1	—	—	—
Operating expenses	$17.6	2.9	$14.9	3.3	$95.2	5.2	$37.5	2.8

Corporate operating expenses include the cost of providing management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as information technology, internal audit, investor relations, financial reporting, and tax compliance. Corporate operating expenses also include costs related to business acquisition, disposition, and integration, which we incur as a result of our strategy to grow through selective acquisitions. Core operating expenses primarily represent corporate operating expenses excluding costs related to business acquisition, disposition, and integration costs.

Business acquisition, disposition, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisitions and dispositions) and integrating completed acquisitions (including severance).

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Operating expenses increased $2.7 (18%), primarily due to an increase in business acquisition, disposition, and integration costs as a result of the acquisition of Milacron, and the additional operating expenses from Milacron, partially offset by cost containment actions and a decrease in variable compensation. These expenses as a percentage of net revenue were 2.9%, an improvement of 40 basis points from the prior year, primarily driven by the addition of Milacron revenue and the synergies realized in relation to combining two corporate centers and eliminating duplicative public company-related costs.

Core operating expenses increased $1.2 (11%), primarily driven by the additional operating expenses from Milacron, partially offset by cost containment actions and a decrease in variable compensation.  These expenses as a percentage of net revenue were 2.0%, an improvement of 50 basis points from the prior year, primarily driven by the addition of Milacron revenue and the synergies realized in relation to combining two corporate centers and eliminating duplicative public company-related costs.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Operating expenses increased $57.7 (154%), primarily due to an increase in business acquisition, disposition, and integration costs as a result of the acquisition of Milacron and the divestiture of Cimcool and the additional operating expenses from Milacron, partially offset by cost containment actions and a decrease in variable compensation. These expenses as a percentage of net revenue were 5.2%, an increase of 240 basis points from the prior year.

Core operating expenses increased $0.4 (1%), primarily driven by the additional operating expenses from Milacron, partially offset by cost containment actions and a decrease in variable compensation. These expenses as a percentage of net revenue were 1.8%, an improvement of 70 basis points from the prior year, primarily driven by the addition of Milacron revenue and the synergies realized in relation to combining two corporate centers and eliminating duplicative public company-related costs.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Consolidated net income (loss)	$25.0	$31.7	$(48.0)	$100.2
Interest income	(0.6)	(0.3)	(2.5)	(0.7)
Interest expense	19.7	5.2	55.3	16.1
Income tax expense	28.3	11.6	17.7	39.9
Depreciation and amortization	33.9	15.1	98.4	44.3
EBITDA	106.3	63.3	120.9	199.8
Impairment charges (1)	—	—	82.5	—
Business acquisition, disposition, and integration costs (2)	5.5	3.8	67.3	4.9
Restructuring and restructuring-related charges (3)	3.6	2.4	6.7	3.6
Inventory step-up (4)	3.6	—	40.7	0.2
Net loss on divestiture (5)	—	—	3.0	—
Other (6)	2.0	—	2.4	—
Adjusted EBITDA	$121.0	$69.5	$323.5	$208.5

(1)Hillenbrand recorded impairment charges to goodwill and certain identifiable intangible assets within both the Process Equipment Group and Milacron reportable segments during the nine months ended June 30, 2020. See Note 7 of Part I, Item 1 of this Form 10-Q for more information.
(2)Business acquisition, disposition, and integration costs during the three and nine months ended June 30, 2020 primarily included $5.0 and $62.7, respectively, of expenses for the settlement of outstanding Milacron share-based equity awards, professional fees, and severance and employee-related costs in connection with the acquisition and integration of Milacron. The remaining costs incurred during the three and nine months ended June 30, 2020 were primarily related to professional fees and other transaction costs in connection with the divestiture of Cimcool. Business acquisition, disposition, and integration costs during the three and nine months ended June 30, 2019 primarily included professional fees.
(3)Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during the three and nine months ended June 30, 2020 and 2019.
(4)Represents the non-cash charges related to the fair value adjustment of inventories acquired in connection with the acquisitions of Milacron and BM&M during 2020 and 2019, respectively. See Note 4 of Part I, Item 1 of this Form 10-Q for more information on the acquisitions of Milacron and BM&M.
(5)Hillenbrand recorded a pre-tax net loss on the divestiture of Cimcool during the nine months ended June 30, 2020. See Note 4 of Part I, Item 1 of this Form 10-Q for more information on the divestiture of Cimcool.
(6)Other primarily included incremental expenses directly attributable to the COVID-19 pandemic, such as costs for sanitary supplies, bad debt expense, and transportation costs, during the three and nine months ended June 30, 2020.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Consolidated net income (loss) decreased $6.7 (21%) for the three months ended June 30, 2020, compared to the same period in 2019. The decrease was primarily driven by inventory step-up charges and additional amortization on intangibles in relation to the acquisition of Milacron, an increase in interest expense, an increase in business acquisition, disposition, and integration costs, primarily in relation to the acquisition of Milacron, inflation in wages and benefits, and a decline in demand for parts and service, large system sales in plastics and other capital equipment at the Process Equipment Group. This decrease in consolidated net income (loss) was partially offset by pricing and productivity improvements, increased volume at Batesville, and cost containment actions. Foreign currency impact decreased consolidated net income (loss) by $0.5.

Consolidated adjusted EBITDA increased $51.5 (74%) for the three months ended June 30, 2020, compared to the same period in 2019. The increase was primarily due to the acquisition of Milacron, pricing and productivity improvements, increased volume at Batesville, and cost containment actions. This increase in consolidated adjusted EBITDA was partially offset by inflation in wages and benefits and a decline in demand for parts and service, large system sales in plastics and other capital equipment at the Process Equipment Group. Foreign currency impact decreased adjusted EBITDA by $0.8.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Consolidated net income (loss) decreased $148.2 (148%) for the nine months ended June 30, 2020, compared to the same period in 2019. The decrease was primarily driven by impairment charges, inventory step-up charges and additional amortization on intangibles in relation to the acquisition of Milacron, an increase in business acquisition, disposition, and integration costs, primarily in relation to the acquisition of Milacron, an increase in interest expense, inflation in wages and benefits, and a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and other capital equipment at the Process Equipment Group. This decrease in consolidated net income (loss) was partially offset by a decrease in income tax expense, pricing and productivity improvements, higher volume at Batesville, cost containment actions, a decrease in variable compensation, and increased demand for large systems in plastics at the Process Equipment Group. Foreign currency impact decreased consolidated net income (loss) by $1.2.

Consolidated adjusted EBITDA increased $115.0 (55%) for the nine months ended June 30, 2020, compared to the same period in 2019. The increase was primarily due to the acquisition of Milacron, pricing and productivity improvements, higher volume at Batesville, cost containment actions, a decrease in variable compensation, and increased demand for large systems in plastics at the Process Equipment Group. This increase in consolidated adjusted EBITDA was partially offset by inflation in wages and benefits and a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing) and other capital equipment at the Process Equipment Group. Foreign currency impact decreased adjusted EBITDA by $2.3.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first nine months of 2020 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.

We have taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe the Company ended the quarter with and continues to have sufficient liquidity to operate in the current business environment. Hillenbrand increased cash holdings over the past two quarters (from December 31, 2019 to June 30, 2020) by $120.7, primarily with cash proceeds from the issuance of $400.0 in senior unsecured notes in June 2020 and net cash proceeds of $222.4 from the sale of the Cimcool business in March 2020, partially offset by repayments made on the Revolver. As of June 30, 2020, Hillenbrand was in full compliance with all covenants under its financing agreements. We continue to evaluate additional measures to maintain financial flexibility and general working capital requirements as a result of the COVID-19 pandemic. As the impact of the COVID-19 pandemic on the economy and our operations has been changing frequently and evolving rapidly, we will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and continue to assess cuts to discretionary spending and other variable costs.

As of June 30, 2020, we had $891.9 of maximum borrowing capacity under the Revolver, of which $642.4 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $8.1 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, operating companies within the Process Equipment Group and Milacron reportable segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of June 30, 2020, we had guarantee arrangements totaling $383.7, under which $267.4 was used for guarantees. These arrangements include the L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders. In January 2020, the L/G Facility Agreement was amended to expand the size of the existing €150.0 facility by an additional €25.0.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of June 30, 2020, we had a transition tax liability of $19.7 pursuant to the Tax Act. The cash at our foreign subsidiaries totaled $196.2 at June 30, 2020. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

As discussed in the COVID-19 Impact section above, the Company has taken actions aimed to safeguard its capital position in the current COVID-19 environment. We believe the Company has sufficient liquidity to operate in the current business environment. The challenges posed by COVID-19 on our businesses have evolved rapidly over the past two quarters and are likely to evolve further. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19, and we plan to take necessary steps to manage through such developments.

Events resulting from the effects of the ongoing COVID-19 pandemic may negatively impact our ability to comply with the covenants under the Revolver, which could lead us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, including as a result of the effects of COVID-19 on the financial markets at such time.

$400.0 senior unsecured notes

On June 16, 2020, we issued $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”). The 2020 Notes were issued at par value and bear interest at a fixed rate of 5.75% per year, payable semi-annually in arrears beginning December 2020. Deferred financing costs associated with the 2020 Notes of $5.5 are being amortized to interest expense on a straight-line basis over the term of the 2020 Notes.

Acquisitions and divestitures

As discussed in Note 4 of Part I, Item 1 of this Form 10-Q, on November 21, 2019, we completed the acquisition of Milacron for a total purchase price of approximately $2.0 billion through a merger of our wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock that was issued and outstanding after the merger. Hillenbrand used approximately $1.75 billion of borrowings from notes, term loans, and the Revolver to pay the aggregate cash portion of the merger consideration, to pay off Milacron’s existing debt, and to pay fees and expenses related to the transaction. These borrowings were comprised of the following:

•$374.4 (net of discount) was raised in connection with issuing publicly traded notes in September 2019;
•$650.0 of additional borrowings under the Revolver. With respect to the Revolver, Hillenbrand has made repayments since the closing date of the acquisition of Milacron, resulting in no outstanding balance as of June 30, 2020; and
•Two term loan commitments totaling $725.0 in principal.

See Note 8 included in Part 1, Item 1 of this Form 10-Q for further details on the financing for the Milacron acquisition.

We completed the divestiture of Cimcool on March 30, 2020, resulting in cash proceeds of $222.4, net of cash divested, at closing. We primarily used the cash proceeds to pay down debt.

From a strategic perspective and following the most recent review of the Company’s portfolio, we have made the decision to exit the TerraSource and the Flow Control businesses, pending market conditions. We have a process in place to review the Company’s portfolio on a regular basis, and following the transformational acquisition of Milacron and with the integration under way, we believe these businesses are now subscale within our portfolio.

The Company’s stated goal was to return net leverage (defined as debt, net of cash, to adjusted EBITDA) to below 2.75x within twelve months of the date the Milacron acquisition was completed, November 21, 2019. The Company remains committed to de-leveraging and intends to prioritize paying down its debt over the next twelve months; however, the effects of COVID-19 are expected to continue to impact our cash flow and our ability to de-leverage at the pace we have previously anticipated. The timeline has shifted and will depend on the severity and duration of the current macroeconomic uncertainty created by the pandemic.

Amendments to current financing agreements

On January 10, 2020, we amended the Credit Agreement (along with other of our financing agreements) to, among other things, (i) increase the maximum permitted leverage ratio; and (ii) add additional pricing levels to compensate for the increase in permitted leverage ratios.

On May 19, 2020, we further amended the Credit Agreement (along with other of our financing agreements) to, among other things, (i) increase the maximum permitted leverage ratio for current and future quarters to; (ii) increase the margin paid on various rates defined in the Credit Agreement at certain pricing levels; (iii) add additional pricing levels to compensate for the increase in permitted leverage ratios; (iv) increase the interest rate floor for various rates defined in the Credit Agreement; (v) add as a condition to each borrowing under the Revolver that the amount of cash or cash equivalents on our Consolidated Balance Sheet not exceed $350.0, subject to certain exceptions; and (vi) impose certain restrictions on our ability to make restricted payments, including limitations on share repurchases and the payment of dividends, and grant liens on assets until January 1, 2022.

See Note 8 included in Part 1, Item 1 of this Form 10-Q for further details on these amendments.

Credit ratings update

The coupon rate on the $375.0 senior unsecured notes is impacted by public bond ratings from Moody’s and S&P Global. Downgrades from either rating agency will increase the coupon rate by 0.25% per downgrade level if the ratings are below investment grade. During the three months ended June 30, 2020, Moody’s and S&P Global each downgraded the Company’s senior unsecured credit rating by one level. As such, the original coupon rate of 4.5% on the $375.0 senior unsecured notes will increase to 5.0%, effective September 15, 2020.

Other activities

Upon maturity in July 2020, we refinanced the $150.0 senior unsecured notes issued in July 2010 on a long-term basis, as they were repaid with available borrowing capacity from the Revolver. There were no outstanding borrowings under the Revolver as of June 30, 2020, primarily due to repayments made with proceeds from the 2020 Notes issued in June 2020. As such, the $150.0 senior unsecured notes were classified as long-term debt within the Consolidated Balance Sheet as of June 30, 2020.

The Tax Act requires the Company to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $19.7 recorded as of June 30, 2020. The transition tax liability under the Tax Act will be paid over the next five years. In addition, we expect the lower corporate tax rate of 21% to benefit our cash flow in current and future periods.

In December 2018, our Board of Directors authorized a new share repurchase program of up to $200.0. The Company has temporarily suspended share repurchases in the near term as a result of the priority given to paying down long-term debt following the acquisition of Milacron and conserving cash in light of the impact of COVID-19.

Our anticipated contribution to our defined benefit pension plans in 2020 is $9.3, of which $7.5 was made during the nine months ended June 30, 2020. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We expect that the aggregate amount of our quarterly cash dividends will increase in the future compared to those we paid in 2019 as result of the additional common stock issued in connection with the acquisition of Milacron. We currently expect to pay approximately $16.0 each quarter based on our outstanding common stock at June 30, 2020. We increased our quarterly dividend in 2020 to $0.2125 per common share from $0.2100 per common share paid in 2019. As of the date of this filing, the Company is committed to paying our dividend, and our policy remains unchanged. As with all discretionary cash outlays, if the current economic challenges become significantly more pronounced or extended over a longer-than-expected period, the Company would evaluate all opportunities to preserve capital, including a dividend adjustment. We cannot predict whether, and to what extent, such an adjustment would be made given the various potential factors that could exist at such time.

We believe existing cash, cash flows from operations, borrowings under existing arrangements, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is sufficient and will continue to meet all of our financial commitments in the current business environment. However, as mentioned above, management is continuing to evaluate the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to COVID-19.

Cash Flows

	Nine Months Ended June 30,
	2020	2019
Cash flows provided by (used in)
Operating activities	$120.1	$109.6
Investing activities	(1,286.8)	(38.4)
Financing activities	1,031.1	(62.5)
Effect of exchange rates on cash and cash equivalents	1.1	(0.2)
Net cash flows	$(134.5)	$8.5

Operating Activities

Operating activities provided $120.1 of cash during the first nine months of 2020, and provided $109.6 of cash during the first nine months of 2019, a $10.5 (10%) increase.  The increase in operating cash flow was primarily due to reduced working capital requirements, the additional cash flow provided by Milacron in 2020, cost containment actions taken during 2020, and a decrease in income taxes paid, partially offset by an increase in payments for business acquisition, disposition, and integration costs in relation to the acquisition of Milacron and divestiture of Cimcool as well as higher interest paid.

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

Investing Activities

The $1,248.4 increase in cash used in investing activities in the first nine months of 2020 was primarily due to a cash outflow of $1,503.1 for the acquisition of Milacron in the current period, compared to $25.9 for the acquisition of BM&M in the prior year period. Additionally, capital expenditures increased by $7.7 compared to the prior year period, primarily related to the acquisition of Milacron in the current period. These cash outflows were partially offset by inflows of $222.4 due to proceeds from the divestiture of Cimcool and $13.1 due to proceeds received from the sale of a Milacron manufacturing facility during the current period. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on these acquisitions and divestitures.

Financing Activities

Cash provided by financing activities was largely impacted by net borrowing activity.  Our general practice is to use available cash to pay down debt unless it is needed for an acquisition.  Cash provided by financing activities during the first nine months of 2020 was $1,031.1, including $1,096.9 of proceeds, net of debt repayments.  Cash provided by financing activities in the first nine months of 2019 was $62.5, including $20.4 of debt repayments, net of proceeds. The increase in cash provided by financing activities was primarily due to the issuance of two term loan commitments totaling $725.0 for financing the Milacron acquisition, the issuance of the 2020 Notes for $400.0, and a decrease in net repayments on the Revolver of $19.3 compared to the prior year period.

We returned $47.6 to shareholders during the first nine months of 2020 in the form of quarterly dividends.  We increased our quarterly dividend in 2020 to $0.2125 per common share from $0.2100 per common share paid during 2019.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees at June 30, 2020, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

	Payment Obligations by Year
As of June 30, 2020	Total	Remainder of 2020	2021 - 2022	2023 - 2024	Thereafter
$500.0 term loan	$481.3	$6.3	$62.5	$87.5	$325.0
$225.0 term loan	216.6	2.8	28.2	185.6	—
$400.0 senior unsecured notes	400.0	—	—	—	400.0
Interest on financing agreements (1)	304.6	16.4	125.4	110.9	51.9
Operating lease payments	173.4	13.4	62.5	39.3	58.2

(1)Cash obligations for interest requirements relate to our fixed-rate debt obligations at the contractual rates and our variable-rate debt obligations at the current rates as of June 30, 2020.

Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities

Summarized financial information of Hillenbrand (the “Parent”) and our subsidiaries that are guarantors of our senior unsecured notes (the “Guarantor Subsidiaries”) is shown below on a combined basis as the “Obligor Group.” The Company’s senior unsecured notes are guaranteed by certain of our wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and financial information of the Obligor Group, all intercompany balances and transactions between the Parent and Guarantor Subsidiaries have been eliminated and all information excludes subsidiaries that are not issuers or guarantors of our senior unsecured notes, including earnings from and investments in these entities.

	June 30, 2020	September 30, 2019
Combined Balance Sheets Information:
Current assets (1)	$1,450.6	$1,681.5
Non-current assets	4,506.7	2,634.4
Current liabilities (1)	1,677.2	1,343.0
Non-current liabilities	1,766.0	710.8

	Nine Months Ended June 30, 2020	Year Ended September 30, 2019
Combined Statements of Operations Information:
Revenue (2)	$630.2	$893.7
Gross profit	283.8	400.0
Net income (loss) attributable to Obligors	(11.7)	243.6

(1) Current liabilities include intercompany payables to non-guarantors of $135.7 as of June 30, 2020 and Current assets included intercompany receivables with non-guarantors $5.3 as of September 30, 2019.
(2) Revenue includes intercompany sales with non-guarantors of $39.7 as of June 30, 2020 and $53.0 as of September 30, 2019.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Factors that could result in additional impairment

As discussed in Note 7 of Part I of this Form 10-Q, testing for impairment of goodwill and indefinite lived assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the asset or reporting unit may have decreased below the carrying value. As a result of our revised forecasts driven by the impact of the COVID-19 pandemic on all reporting units within the Milacron reportable segment, we performed an interim impairment review for these reporting units during the three months ended March 31, 2020 and determined that no impairment of goodwill occurred as a result of this triggering event. The estimated fair value, as calculated, for all four reporting units within the Milacron reportable segment ranged from approximately 3% to 16% greater than their carrying value as of March 31, 2020. Under the relief-from-royalty fair value method, we concluded that the carrying value of certain trade names and technology associated with these reporting units exceeded their fair value. As a result, impairment charges of $9.5 were recorded for these intangible assets during the three months ended March 31, 2020. The pre-impairment balance for these intangible assets was $125.0. A 10% further reduction in the fair value of these intangible assets, caused by further declines in forecasted revenues and changes in the discount rate selected by management, would indicate a potential additional impairment of approximately $12.0. During the three months ended June 30, 2020, there were no material changes to the Company’s previous forecasts or significant changes in macroeconomic conditions that triggered an interim impairment review.

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

The most significant assumptions used in the determination of the estimated fair value of the reporting units are the revenue and EBITDA growth rates (including terminal growth rates) and the discount rate. The terminal growth rate represents the rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The terminal growth rate utilized in our fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted-average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rates may be impacted by adverse changes in the macroeconomic environment, specifically the COVID-19 pandemic, volatility in the equity and debt markets, or other factors.

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

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(financial amounts in millions)

A full discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2019 Form 10-K.  The following discussion provides information on significant changes to our market risks that we think could have a significant impact to our bottom line or the financial strength of the Company. These changes resulted from an increase to our variable-rate debt obligations and additional foreign currency exposures as a result of the acquisition of Milacron. As discussed elsewhere in this Form 10-Q, the recent COVID-19 pandemic is negatively impacting our business and results of operations. As we cannot predict the duration and scope of the COVID-19 pandemic, the negative financial impact and economic risk to our results cannot be reasonably estimated, but could be material.

Interest rate risk

As of September 30, 2019, we had no outstanding variable-rate debt obligations. As of June 30, 2020, our variable-rate debt obligations were $696.1, which included borrowings under our two term loan commitments that were issued in connection with the acquisition of Milacron. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest that is based upon, at the Company’s option, the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed the borrowings under our variable-rate debt obligations remained at $696.1 for 12 months, a one percentage point change in the related interest rates would decrease or increase annual interest expense by approximately $7.0.

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

On November 21, 2019, we completed the acquisition of Milacron, which includes its existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2020, we plan to exclude Milacron from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. We are currently in the process of evaluating and integrating Milacron’s historical internal controls over financial reporting with ours. The integration may lead to changes in future fiscal periods but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal 2021. For the nine months ended June 30, 2020, Milacron accounted for $518.6 of our total net revenue, and as of June 30, 2020, had total assets of $1,988.0 (inclusive of acquired goodwill and identifiable intangible assets of $1,271.2).

During the nine months ended June 30, 2020 and through the date of this filing, we have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our non-production employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

Other than as noted above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

The COVID-19 pandemic, and the various government, industry and consumer actions related thereto, are having and are likely to continue to have negative impacts on our business, and have created or could create or intensify adverse conditions described in our other risk factors. These impacts and conditions include, but are not limited to, potential significant volatility or decreases in demand for our products, changes in customer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential increased vulnerability to cybersecurity incidents, including breaches of information systems security due to widespread remote working arrangements, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, including rapidly changing government orders and regulations and our efforts to comply with them, and related financial and commodity volatility, including volatility in raw material and other input costs (including but not limited to oil prices), any of which could last for extended periods. Disruption caused by the COVID-19 pandemic and the Company’s response to the COVID-19 pandemic could also increase the Company’s exposure to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, any of which could have a material adverse effect on the Company’s financial condition and results of operations. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital.

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
The integration of the two companies may result in material challenges, including, without limitation:

•the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the merger or integration;
•managing a larger combined business;
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the merger, and attracting new business and operational relationships;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations; and
•unanticipated issues in integrating information technology, communications and other systems.

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

As of June 30, 2020, our outstanding debt was $1,711.1. The amount of debt could increase if additional levels of liquidity are needed, including as a result of conditions created by COVID-19. This level of debt (and additional debt we may incur after that date) has important consequences to our businesses.  For example:
•We may be more vulnerable to general adverse economic and industry conditions, because we have lower borrowing capacity.
•We may be required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and acquisitions, working capital requirements, and capital expenditures.

•We will continue to be exposed to the risk of increased interest rates, because a portion of our borrowings is at variable rates of interest.
•We may be more limited in our flexibility in planning for, or reacting to, changes in our businesses and the industries in which they operate, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness.
•We may be more vulnerable to credit rating downgrades which could have an impact on our ability to secure future financing at attractive interest rates.

During the three months ended June 30, 2020, primarily due to COVID-19 and its anticipated economic impact, our credit rating was downgraded by Moody’s, S&P Global, and Fitch, and we may be vulnerable to additional downgrades. This downgrade and/or additional downgrades could have an impact on our ability to secure future financing at attractive interest rates, to access the credit and capital markets, or to negotiate favorable covenants in any future amendments to our financial documents or new financings.

While we have publicly stated that we will seek to deleverage our business, there can be no assurances that we will successfully achieve our deleveraging targets within our anticipated timeline or at all, especially in light of the COVID-19 pandemic and its impact on our business and cash flows. In order to achieve our targeted leverage ratios, we currently plan to curtail material acquisitions and share repurchases, and as a result, may forego opportunities that might otherwise be beneficial to the Company. Additionally, at any time and from time to time, we may evaluate or pursue one or more strategic options, including potential sale transactions, for a portion of the assets acquired in the merger or other assets. There can be no assurances if or when the Company would enter into any such transaction or the terms thereof or whether any such transaction would result in the Company achieving its desired leverage targets. The failure to achieve such deleveraging targets could result in a negative impact to the Company’s credit ratings, impair its ability to raise future indebtedness, or otherwise adversely impact its operating or financial condition or performance.
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

A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction, our consolidated financial position, results of operations, and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

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
Exhibit 4.2
Supplemental Indenture No. 4, dated as of June 16, 2020, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 16, 2020)

Exhibit 10.1
Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 10.2
Amendment No. 7 to Private Shelf Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 10.3
Third Amendment and Restatement Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., certain of its subsidiaries party thereto, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 22*	List of Guarantor Subsidiaries of Hillenbrand, Inc.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following documents are being filed pursuant to Inline XBRL:

Exhibit 101.INS	Instance document
Exhibit 101.SCH	Schema document
Exhibit 101.CAL	Calculation linkbase document
Exhibit 101.LAB	Labels linkbase document
Exhibit 101.PRE	Presentation linkbase document
Exhibit 101.DEF	Definition linkbase document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: August 5, 2020	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: August 5, 2020		/s/ Andrew S. Kitzmiller
Andrew S. Kitzmiller
Vice President, Controller, and Chief Accounting Officer