Form 10-K
period 2020-09-30
Hillenbrand, Inc.
filed 2020-11-12
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended September 30, 2020
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

The aggregate market value of capital stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2020 was $1,402,025,292.  As of November 6, 2020, 74,779,325 shares of common stock were outstanding.
Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The proxy statement will be filed no later than December 30, 2020.

(monetary amounts in millions, except per share data)

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Throughout this Form 10-K, we make a number of “forward-looking statements” that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. As the words imply, these are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

Accordingly, in this Form 10-K, we may say something like,

“We expect that future revenue associated with Advanced Process Solutions will be influenced by order backlog.”

That is a forward-looking statement, as indicated by the word “expect” and by the clear meaning of the sentence.

Other words that could indicate we are making forward-looking statements include:

intend	believe	plan	expect	may	goal	would	project
become	pursue	estimate	will	forecast	continue	could	anticipate
target	impact	promise	improve	progress	potential	should	encourage

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes risks related to the ongoing COVID-19 pandemic and the societal, governmental, and individual responses thereto, including supply chain disruptions; loss of contracts and/or customers; erosion of some customers’ credit quality; downgrades of the Company’s credit quality; closure or temporary interruption of the Company’s or suppliers’ manufacturing facilities; travel, shipping and logistical disruptions; loss of human capital or personnel, and general economic calamities, in addition to a variety of risks related to our integration of Milacron. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of this Form 10-K, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time.  The forward-looking information in this Form 10-K speaks only as of the date covered by this report and we assume no obligation to update or revise any forward-looking statements.

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

GENERAL
Hillenbrand (www.Hillenbrand.com) is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world. Hillenbrand’s portfolio is composed of three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville®. During the fourth quarter of fiscal 2020, the Company changed the name of the Milacron segment to Molding Technology Solutions and the name of the Process Equipment Group segment to Advanced Process Solutions in order to better reflect the nature of business activities, end-market exposure and future opportunities in these segments. Advanced Process Solutions designs, develops, manufactures, and services highly engineered industrial equipment around the world. Molding Technology Solutions is a global leader in highly engineered and customized systems and service in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America.

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

Between 2010 and 2016, Hillenbrand completed acquisitions of multiple companies that currently comprise the Advanced Process Solutions. We completed the acquisition of Burnaby Machine and Mill Equipment Ltd. (“BM&M”) in November 2018. BM&M is also included in our Advanced Process Solutions segment. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information on the BM&M acquisition.

As discussed in Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, on November 21, 2019, the Company completed the acquisition of Milacron Holdings Corp. (“Milacron”) through a merger of its wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock that was issued and outstanding after the acquisition. The acquisition provides Hillenbrand with increased scale and meaningful product diversification, enhancing its ability to serve customers with expanded capabilities across the plastics value chain.

Milacron and the Advanced Process Solutions segment have complementary product lines with excellent positions across the plastics value chain. This provides the opportunity to leverage and combine our shared technologies and capabilities to create innovative solutions that will have a positive impact for our customers around the world and provide new profitable growth opportunities for Hillenbrand in areas such as biodegradable plastics and recycling. We have an outstanding global footprint, which we expect to leverage to accelerate geographic and aftermarket growth. We believe our combined scale and purchasing power will generate procurement savings across the entire enterprise. Our complementary process capabilities enable us to implement best practices across key functional areas to improve both our efficiency and effectiveness. Finally, the Hillenbrand Operating Model provides a clear methodology and set of tools to improve our businesses. Implementing the model at Milacron helps us achieve our strategic goals and build a strong foundation for the future.

On March 30, 2020, the Company completed the divestiture of its Cimcool business (“Cimcool”), which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company. The results of operations and cash flows of the Company include Cimcool from November 21, 2019 through March 30, 2020.

Following the acquisition of Milacron, and as a result of our most recent review of our portfolio, we identified certain smaller businesses that we no longer believe to be a strategic fit within our portfolio. Specifically, we announced in August 2020 our decision and intent to exit the TerraSource Global and flow control businesses, currently part of the Advanced Process Solutions reportable segment, pending economic and market conditions. For further information, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Acquisitions remain an important part of our strategy. We look to invest in acquisitions that we believe can make our businesses stronger and accelerate profitable growth. We are committed to a disciplined approach, with a goal to ensure the investments we make align with our strategy to create value for our shareholders.

Reportable Segments

Advanced Process Solutions

Advanced Process Solutions is a leading global provider of compounding, extrusion, and material handling; screening and separating; flow control; and size reduction products and services for a wide variety of manufacturing and other industrial processes.

We believe Advanced Process Solutions has attractive fundamentals including:
•Proven products with substantial brand value and recognition;
•Industry-leading applications and engineering expertise;
•An aftermarket parts and service business with historically stable revenue and attractive margins;
•A customer base that is highly diversified and has a strong history of long-term relationships with blue-chip end user customers; and
•Geographic diversification.

Molding Technology Solutions

Molding Technology Solutions is a global leader in highly engineered and customized systems in plastic technology and processing. Molding Technology Solutions has a full-line product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies.

We believe that Molding Technology Solutions has attractive fundamentals including:
•Strong product and technology positions with substantial brand value and recognition;
•Strong market positions and engineering expertise;
•An aftermarket parts and service business with historically stable revenue and attractive margins;
•A customer base that is highly diversified and has a strong history of long-term relationships with blue-chip end user customers; and
•Geographic diversification, including established operations in high growth regions such as China and India.

Batesville

Batesville is a leader in the death care industry in North America through the manufacture and sale of funeral service products, including burial caskets, cremation caskets, containers and urns, other personalization and memorialization products, and web-based technology applications.
We believe Batesville has attractive fundamentals including:
•Historically predictable strong cash flow and attractive margins;
•Historically high return on invested capital; and
•Substantial brand value and recognition, combined with quality service, a nationwide distribution network, and a strong customer base.

How We Operate

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (HOM). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes our mission, vision, values and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make our businesses both bigger and better.  Our goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

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

Human Capital Resources

Employee Profile

At September 30, 2020, we had approximately 11,000 employees worldwide. Approximately 4,000 employees were located within the United States (“U.S.”) and 7,000 employees were located outside of the U.S., primarily throughout Europe and Asia. Approximately 66% of our workforce within the U.S. is composed of skilled and unskilled labor, and the remaining population includes administrative and support staff, and technical engineers that design, build, install and service our highly engineered industrial equipment.

Approximately 2,900 employees in North America and Europe work under collective bargaining agreements. Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions and workers’ councils representing those employees. As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

As a result of the Milacron acquisition on November 21, 2019, we are actively in the process of integrating our global Human Resources processes and procedures.

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. To better understand employee safety at the site level, we have developed safety scorecards to share best practices between sites. We currently collect scorecard information primarily from Batesville and Advanced Process Solutions sites in the U.S., but have plans to expand. Our Environmental, Health, & Safety Council is composed of representatives from across the Company and coordinates health and safety matters like our scorecards. In addition to common lagging indicators, such as injury performance, the scorecards highlight leading indicators such as safety observations and near-misses, as well as other proactive actions taken at the site to ensure worker safety.

Our safety focus is also evident in our response to the COVID-19 pandemic around the globe:
•Adding work from home flexibility;
•Adjusting attendance policies to encourage those who are sick to stay home;
•Increasing cleaning protocols across all locations;
•Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•Implementing temperature screening of employees at the majority of our manufacturing facilities;
•Establishing new physical distancing procedures for employees who need to be onsite;
•Providing additional personal protective equipment and cleaning supplies;
•Modifying work spaces with plexiglass dividers and touchless faucets;
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•Prohibiting all domestic and international non-essential travel for all employees; and
•Requiring masks to be worn in all locations where allowed by local law.

All of our companies manufacture products deemed essential to the critical infrastructure, including health and safety, food and agriculture, and energy, and as a result, the majority of our production sites continued operating during the COVID-19 pandemic. As such, we have invested in creating physically safe work environments for our employees.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs not only include base wages and incentives in support of our pay for performance culture, but also health, welfare, and retirement benefits. We focus many programs on employee wellness and have implemented solutions including onsite wellness centers, mental health support, telemedicine, and healthy weight loss programs. We believe that these solutions have helped us successfully manage healthcare and prescription drug costs for our employee population.

In the U.S., the Company matches contributions to a tax-qualified defined contribution savings plan (the “Savings Plan”) for all eligible employees not accruing legacy pension benefits, in an amount equal to 50 cents for every dollar contributed by the employee until the employee contributions reach six percent of his or her base compensation. Additionally, whether or not such employees contribute to the Savings Plan, the Company provides an automatic Company contribution per pay period to the Savings Plan for all such employees. All contributions by employees and the automatic Company contribution are fully vested immediately. The Company matching contributions do not vest until after three years of credited service, at which point further Company matching contributions vest immediately when made. Employees are encouraged to participate in their own retirement savings. We no longer provide new pension benefits for U.S. employees, but continue pensions in other jurisdictions, where required by law.

Talent

Our key talent philosophy is to develop talent from within and supplement with external hires. This approach has yielded a deep understanding among our employee base of our business, our products, and our customers, while adding new employees and ideas in support of our continuous improvement mindset. We believe that our average tenure across the globe — 10 years as of the end of the fiscal year 2020 — reflects the engagement of our employees on these topics. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions.

Talent Development is one of the pillars of the HOM, and succession planning for critical roles is a cornerstone of our talent program. Development plans are created and monitored for critical roles to ensure progress is made along the established timelines. Development plans also intersect with our mission, particularly as we strive to be responsible to our communities. Hillenbrand has piloted the “Get on Board” program for key talent among its Batesville, Indiana based headquarters staff. We encourage and nominate top talent to participate in local non-profit boards, which grows our commitment to the communities in which we operate while increasing the skills and abilities of our employees.

The Company’s commitment to diversity is embodied in our corporate governance standards, which require members of the Company’s Board of Directors to be diverse in terms of gender and of race and ethnicity, and other characteristics, including background, perspective, knowledge, skills, and experience. Our diversity and inclusion initiatives support our goal that everyone throughout the Company is engaged in creating an inclusive workplace, and we have begun work on building diverse talent pools as part of our recruitment efforts. We strive to promote inclusion through “respect in the workplace” training across the Company. With the support of our board of directors, we continue to explore additional diversity and inclusion initiatives.

REPORTABLE SEGMENTS

Advanced Process Solutions

Advanced Process Solutions designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals and mining, energy, wastewater treatment, forest products, and other general industrials.  Advanced Process Solutions uses its strong applications and process engineering expertise to solve problems for customers.  Its highly engineered capital equipment and systems offerings require aftermarket service and/or parts replacement, providing an opportunity for ongoing revenue at attractive margins.

Advanced Process Solutions:  Products and Services

Advanced Process Solutions’ product portfolio has grown through a series of acquisitions over the past ten years and includes products and services for compounding, extrusion, and material handling; screening and separating; flow control; and size reduction.  Advanced Process Solutions’ product lines are supported by aftermarket parts and services, which represented approximately 33% of Advanced Process Solutions’ total net revenue during 2020.  Products are offered under brand names that are recognized among the leaders in their respective categories.

•Compounding, Extrusion, and Material Handling Equipment, and Equipment System Design

◦Twin screw compounding and extrusion machines range from small laboratory compounding machines to high performance, high throughput extrusion systems. Small and mid-sized compounders are used by customers in engineering plastics, masterbatch, PVC, recycling, biodegradable products, and other applications for the plastics, chemical, and food and pharmaceutical industries.  Extrusion systems are sold to customers in the polyolefin industry for base resin production.  All of these extrusion products are sold under the Coperion® brand.
◦Material handling equipment includes pneumatic and hydraulic conveying equipment for difficult-to-move materials; high-precision feeders that can operate at both very high and very low fill rates; blenders for pellets and powders; and rotary valves, diverter valves, and slide-gate valves used for feeding, dosing, discharge, and distribution during pneumatic conveying.  The proprietary equipment is highly engineered and designed to solve the needs of customers for customized solutions.  Material handling equipment is sold to a variety of industries, including plastics, food and pharmaceuticals, chemicals, and minerals and mining.  These products are sold under the Coperion® and Coperion K-Tron® brands.
◦Compounding, extrusion, and material handling equipment can be sold as a complete system, where strong application and process engineering expertise is used to design and create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale manufacturing lines and turnkey systems.  Larger system sales are generally fulfilled over 18 to 24 months.  Some portion of revenue for large system sales typically comes from third-party-sourced products that carry only a small up-charge. As a result, margin percentages tend to be lower on these large system sales when compared to the rest of the business.

•Screening and Separating Equipment

◦Screening and separating equipment sorts dry, granular products based on the size of the particles being processed.  This equipment is sold under the Rotex® and BM&M® brands to customers in a variety of industries including proppants, fertilizers, chemicals, agricultural goods, plastics, forest products, and food processing. A majority of the equipment uses a unique technology based on a specific gyratory-reciprocating motion that provides an optimal material distribution on the screens, gentle handling of particles, and accurate separations.

•Flow Control Solutions

◦Pump solutions mainly consist of piston and piston diaphragm pump technologies that transfer abrasive or corrosive fluids and fluids with a high sludge or solids content for mission-critical applications. This equipment is sold under the ABEL® Pump Technology brand into the power generation, wastewater treatment, mining, general industry, and marine markets. This equipment lends itself to a superior total cost of ownership over time compared to other pumping technologies.
◦Valve solutions mainly consist of pinch valves and duckbill check valves that manage fluids for mission-critical, severe service applications. These valves, among others, are sold under the Red Valve®, Tideflex Technologies® , and RKL Controls brands into the water and wastewater, drainage and storm water, mining, chemicals, and power markets. These engineered valves are designed for long life in the toughest municipal and industrial applications, lending themselves to superior total costs of ownership over time.

•Size Reduction Equipment

◦Size reduction equipment is used to reduce the size of friable materials.  Pennsylvania Crusher® and Gundlach® products are used to crush materials in the power generation, mining, quarrying, glass making, salt processing, and fertilizer manufacturing industries. Jeffrey Rader® products are used in industries including forest products, pulp and paper, biomass power and energy generation, and plastics/base resin manufacturing. Jeffrey Rader also designs and provides complete material handling and pneumatic or mechanical conveying systems to meet product specifications, including boiler feed, resource recovery, rail and truck loading/unloading, and recycling systems.

•Aftermarket parts and service

◦Aftermarket parts and service are a major component of most of Advanced Process Solutions’ product lines.  Service engineers and technicians are located around the globe to better respond to customers’ machines and systems service needs.  Advanced Process Solutions offers its customers service consulting, training, maintenance and repairs, spare parts, and modernization solutions.

In August 2020, we announced our decision and intent to divest the TerraSource Global and flow control businesses. TerraSource Global and the flow control businesses manufacture equipment and systems primarily in the minerals and mining, forest products, and wastewater treatment industries. Pending our divestiture of the TerraSource Global and flow control businesses, which we expect to be completed approximately within one year, Advanced Process Solutions will effectively cease to offer flow control solutions and size reduction equipment.

Advanced Process Solutions:  Sales, Distribution, and Operations

Advanced Process Solutions sells equipment and systems throughout the world using a combination of direct sales and a global network of independent sales representatives and distributors.  A part of the Advanced Process Solutions’ sales is made through independent sales representatives who are compensated by commission.

Equipment and systems orders are often for unique, engineered-to-order items. Products are either assembled and tested at Advanced Process Solutions facilities and then shipped to a customer or are assembled at the customer’s desired location.

We expect that future revenue associated with Advanced Process Solutions will be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded to Advanced Process Solutions.   Though backlog can be an indicator of future revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter.  The timing of order placement, size of order, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars or by provisions for cancellation, termination, or suspension at the discretion of the customer.

Advanced Process Solutions:  Customers

Advanced Process Solutions has customers in a wide range of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals and mining, energy, wastewater treatment, and forest products.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one Advanced Process Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during 2020.  For large or customized orders, customers generally pay a deposit and make progress payments in accordance with the project progress.  Often, long-term relationships are established with these customers.

Advanced Process Solutions’ sales are diversified by end markets, and further penetration of these end markets is an important element of its strategy. Geographically, approximately 33% of Advanced Process Solutions’ net revenue in 2020 came from the Americas, 40% from Asia, and 27% from EMEA (Europe, the Middle East, and Africa).

We believe that long-term growth for this segment is driven by megatrends such as a rapidly growing middle class in China and India and a growing global population, resulting in rising demand for products sold in many of the end markets Advanced Process Solutions serves, including durable plastic goods.  These trends include increased use of lightweight plastics in the automotive industry to improve fuel efficiency; more effective packaging in emerging markets to improve food shelf life, freshness, and safety; a variety of applications in the medical space designed to improve safety, drug and therapy delivery, and durability; and more engineered plastics in construction that are more durable, lightweight and require little maintenance. Additionally, we expect Advanced Process Solutions to be able to leverage its technical know-how to win in emerging end markets such as recycling and biodegradable plastics. While overall demand for these products is expected to increase over the long run, we expect short-term periodic fluctuations in demand from time-to-time.

Advanced Process Solutions:  Competition

We believe Advanced Process Solutions holds leading positions in key industries because of design and quality of products, extensive application and process engineering expertise, product support services, brand name recognition, its unique ability to provide compounding, extrusion and material handling equipment as a complete system, and commitment to serving the broad needs of customers.

Advanced Process Solutions brands face strong competition in the markets where they compete. Competitors range in size from small, privately-held companies serving narrow market segments or geographical areas to larger, well-known global companies serving national and international markets with multiple product lines.  We believe Advanced Process Solutions’ diversification into multiple industries and markets, its base of aftermarket parts business, and its strong worldwide network of suppliers and dealers will allow it to maintain leadership positions even during economic downturns.

Advanced Process Solutions:  Raw and Component Materials

The manufacturing of the Advanced Process Solutions’ products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings that are assembled with other component parts purchased from third-party suppliers that generally require particular specifications or qualifications. Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from single sources.  Volatility in the prices Advanced Process Solutions pays for raw materials used in its products has a direct effect on profitability. Advanced Process Solutions regularly takes steps designed to mitigate the impact of volatility in raw and component material prices, including executing Lean initiatives and various pricing and sourcing actions.  In instances where third-party suppliers are depended upon for outsourced products or components, there is risk of customer dissatisfaction with the quality or performance of the products sold due to supplier failure.  In addition, difficulties experienced by third-party suppliers can interrupt the ability to obtain the outsourced product and ultimately to supply products to customers.  Regardless, we believe Advanced Process Solutions will generally be able to continue to obtain adequate supplies of key products or appropriate substitutes at reasonable costs.

Advanced Process Solutions:  Strategy

Advanced Process Solutions seeks profitable growth through the following strategic initiatives:

•Strengthen leadership positions and build targeted platforms

◦Leverage core technologies and applications expertise to further penetrate current markets.
◦Grow platforms to critical mass in plastics and chemicals, food and pharmaceuticals, and separation to achieve benefits of leadership and scale.
◦Enter attractive new markets and near adjacencies with large addressable opportunities.
◦Leverage global footprint to expand customer base and win in new markets.

•Drive innovation and new product development

◦Provide innovative product and service solutions to solve customers’ challenges.
◦Extend applications expertise to win in adjacent markets with high growth potential.
◦Develop new products driven by voice of customer input and changing needs.
◦Provide value-added end-to-end solutions from individual components to integrated systems.

•Leverage HOM to drive margin expansion and profitable growth

◦Apply HOM principles and tools, including voice of customer and segmentation, for profitable growth.
◦Drive best-in-class lead times to grow share in aftermarket parts and service business.
◦Implement strategic supplier relationships to improve cost and quality.
◦Enhance productivity through process standardization.

Molding Technology Solutions

Molding Technology Solutions is a global leader in highly engineered and customized systems in plastic technology and processing. The product lines within Molding Technology Solutions have strong brand recognition and an established global footprint, and we believe, are well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Molding Technology Solutions’ breadth of products, long history, and global reach have resulted in a large installed base of plastic processing equipment and hot runner systems.

Molding Technology Solutions:  Products and Services

Molding Technology Solutions has a product portfolio that includes injection molding and extrusion equipment and hot runner systems. Molding Technology Solutions maintains leadership positions across these product lines, as well as leading positions in process control systems, mold bases and components, and MRO supplies. The Molding Technology Solutions product lines are supported by aftermarket parts and services, which represented approximately 27% of Molding Technology Solutions’ total net revenue during 2020. Products are offered under brand names that are recognized as being among the leaders in their respective industries.

•Injection molding and extrusion equipment

◦Molding Technology Solutions designs, manufactures and sells plastic processing equipment and systems, which include injection molding, extrusion and auxiliary systems. This product line has a diverse set of customers, including companies in the automotive, consumer goods, electronics, construction, medical and packaging end markets.

•Hot runner systems

◦Molding Technology Solutions designs, manufactures and sells highly-engineered, technically advanced hot runner and process control systems. Hot runner systems are designed for each product a customer manufactures on an injection molding machine. This product line derives sales from capital products, aftermarket parts and services. Hot runner systems are product-specific and replaced frequently due to design changes and innovation in customers’ end products, with a typical aftermarket cycle of one to five years. Recurring sales are supported by a large installed base of hot runner systems worldwide.

•Mold bases and components

◦Molding Technology Solutions designs, manufactures, and sells high-quality mold bases and plates available in various configurations to meet the needs of customers for a variety of applications. Pre-engineered assemblies, plates and components provide the economic and technical benefits of interchangeability.

•Aftermarket parts and service

◦Aftermarket parts and service are a major component of most of the Molding Technology Solutions product lines.  Service engineers and technicians are located around the globe to better respond to customers’ machines and systems service needs.  Molding Technology Solutions offers its customers service consulting, training, maintenance and repairs, spare parts, and modernization solutions.

Molding Technology Solutions:  Sales, Distribution, and Operations

Molding Technology Solutions sells equipment and systems throughout the world using a combination of direct sales and a global network of independent sales representatives and distributors.  A part of Molding Technology Solutions’ sales is made through independent sales representatives who are compensated by commission.

Molding Technology Solutions does not typically have long-term supply agreements with customers, and terms are generally negotiated on an individual order basis. Customers purchasing injection molding or extrusion machines generally pay a deposit and make progress payments prior to shipment. Pricing is set at the time of order, typically on a customized basis for each product. Raw materials and component purchases are managed based on order trends, allowing Molding Technology Solutions to mitigate the risk of changes in raw material and components pricing. Most Molding Technology Solutions orders are fulfilled within 3 months, but we expect some future revenue associated with Molding Technology Solutions will be influenced by order backlog because of the lead time in fulfilling some engineered-to-order products. Backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded to Molding Technology Solutions. Though backlog can be an indicator of future revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size of order, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue. Revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars, or by provisions for cancellation, termination, or suspension at the discretion of the customer.

Molding Technology Solutions:  Customers

Molding Technology Solutions has customers in a wide range of industries, including automotive, consumer goods, packaging, construction and electronics. These customers range from large, Fortune 500 global companies to regional and local businesses, including original equipment manufacturers (“OEMs”), molders and mold-makers. Molding Technology Solutions has long-standing relationships with its largest customers, having served many of them for over 30 years. No one Molding Technology Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during 2020.

Molding Technology Solutions’ sales are further diversified by end markets, and continued expansion into these end markets is an important element of its strategy. Geographically, approximately 55% of Molding Technology Solutions’ net revenue in 2020 came from the Americas, 27% from Asia, and 18% from EMEA (Europe, the Middle East, and Africa).

Global population growth, coupled with continued urbanization, increased purchasing power and improved lifestyle in emerging markets has resulted in greater demand for a broad range of finished plastic products in many segments of the economy, including automotive, construction and consumer products. We believe Molding Technology Solutions’ strong global presence positions it well to benefit from this growth. Molding Technology Solutions has made significant investments in China and India in order to capitalize on the projected growth in plastics in these markets.

Molding Technology Solutions: Competition

We believe Molding Technology Solutions holds leading positions in key industries because of design and quality of products, extensive application and process engineering expertise, product support services, brand name recognition, and commitment to serving the broad needs of customers.

Molding Technology Solutions brands face strong competition in the markets where they compete. Competitors range in size from small, privately-held companies serving niche industries or geographical areas to larger, well-known global companies serving national and international markets with multiple product lines.  We believe Molding Technology Solutions’ leading product quality and design inclusion in a number of flagship products, diversification into multiple industries and markets, its base of aftermarket parts business, and its strong worldwide network of suppliers and dealers will allow it to maintain leadership positions even during economic downturns.

Molding Technology Solutions:  Raw and Component Materials

Steel, which Molding Technology Solutions sources both directly and indirectly through its component suppliers, is the primary material used in the manufacturing of its products. Molding Technology Solutions does not enter into derivative financial instruments to hedge its commodity price risk and currently does not have a significant number of long-term supply contracts with key suppliers. Molding Technology Solutions has developed a global network of reliable, low-cost suppliers in order to secure its supply needs.

Volatility in the prices Molding Technology Solutions pays for raw materials used in its products, including sheet metals and steel, has a direct effect on profitability. Molding Technology Solutions regularly takes steps designed to mitigate the impact of volatility in raw and component material prices, including executing Lean initiatives and various pricing and sourcing actions. Where possible, Molding Technology Solutions seeks alternative sources and, in some situations, is able to reformulate product with alternative materials without impacting performance, environmental, and health and safety features. We believe that Molding Technology Solutions will be able to continue to obtain adequate supplies of key products or appropriate substitutes at reasonable costs.

Molding Technology Solutions:  Strategy

Molding Technology Solutions seeks to execute its strategy through the following initiatives:

•Strengthen leadership positions in global markets

◦Leverage core technologies and applications expertise to expand presence in current end markets.
◦Leverage Hillenbrand’s strong positions across the plastics value chain to cross-sell product lines with Advanced Process Solutions.
◦Expand product offering in key end markets, including emerging segments such as recycling and biodegradable plastics.

•Drive innovation and new product development

◦Provide innovative product and service solutions to solve customers’ challenges, leveraging shared research and development and technology across the enterprise.
◦Develop new products that are focused on solidifying Molding Technology Solutions’ current market positions and expanding the market through the introduction of technology that displaces other materials, primarily metal and glass.

◦Provide value-added end-to-end solutions from individual components to integrated systems.

•Leverage Hillenbrand Operating Model and aftermarket parts and service revenue to drive margin expansion and profitable growth

◦Apply HOM principles and tools, including voice of customer and segmentation with a goal to drive profitable growth.
◦Leverage Hillenbrand’s global footprint and enhance customer support through the entire lifecycle of their equipment usage to expand sales of aftermarket parts and services.
◦Drive global supply strategy to achieve supply chain and operating efficiencies to improve cost and quality.
◦Enhance productivity through process standardization.

Batesville

Batesville® is a recognized leader in the death care industry in North America, where it has been designing, manufacturing, distributing, and selling funeral service products and solutions to licensed funeral directors operating licensed funeral homes for more than 100 years.

Batesville:  Products and Services

As the needs of funeral professionals and consumers have evolved, Batesville has expanded its offerings with innovative products, value-added services, and digital tools to help funeral directors assist families in creating meaningful services.  Today, the company provides solutions under three primary platforms: (1) Burial Solutions, which includes burial caskets and accounts for the majority of Batesville’s net revenue, (2) Cremation Options®, and (3) Technology Solutions.

•Burial Solutions

•As a recognized leader in the death care industry in North America, Batesville has been on the forefront of product innovation for more than 70 years. The company has introduced new interior and exterior design elements, materials, finishes, and proprietary features that align with consumer trends and preferences, while adding value for funeral professionals and consumers. Batesville’s product portfolio covers the full spectrum in variety and value, with metal and wood caskets to appeal to different consumers. In addition to its product breadth, Batesville offers training, merchandising, and marketing materials to educate funeral directors and consumers on product and service options.

•Cremation Options®

•The Cremation Options® platform is focused on helping funeral professionals profitably serve the growing number of consumers choosing cremation.  Batesville offers a broad line of cremation caskets, containers, urns, remembrance jewelry, and keepsakes. As with Burial Solutions, Batesville offers training, merchandising, and marketing resources to support funeral directors and consumers who select cremation.

•Technology Solutions

•Batesville’s technology solutions enhance the consumer experience and create business efficiencies for nearly 6,000 funeral homes and cemeteries across North America. The company offers a suite of integrated, easy-to-use technology products and services, including funeral home websites, e-commerce solutions, digital selection and arrangement software, and business management systems for funeral homes and cemeteries.

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

Batesville has sales contracts in place with certain national death care service providers and also serves more than 11,500 independent, privately owned funeral homes across North America.  None of Batesville’s customers accounted for more than 10% of Hillenbrand’s consolidated net revenue during 2020.

Batesville:  Customer Preferences and Demographics

The death of a family member causes most people to seek the services of a state-licensed funeral director.  Although caskets and urns can be purchased from a variety of sources, including internet sellers and casket stores, the overwhelming majority of consumers who arrange a funeral purchase these products directly from a funeral home. Consumer spending on caskets and urns has not kept pace with inflation, negatively impacting product mix. We anticipate this macroeconomic trend in consumer spending will continue, which would result in mix decline in the foreseeable future.

Demand for Batesville products and services is partially impacted by a few key external factors: U.S. and Canadian population demographics, the number of deaths annually, and the rate at which consumers select cremation. The combination of these primary factors has negatively impacted the burial volume trend in recent years, although periodic fluctuations can impact demand and net revenue in a given quarter and year. We anticipate the negative trend in burial demand will continue in the foreseeable future as the higher number of deaths among the aging post-World War II baby boomer generation is more than offset by the continued shift toward cremation. As a percentage of total deaths, the estimated cremation rate in 2020 was approximately 55% in the U.S. and 73% in Canada (Source: Cremation Association of North America).

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

Batesville:  Raw Materials and Working Capital

Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, plastic, and zinc in the manufacture of its caskets.  Although most of these raw materials are generally available from several sources, some are currently procured from a single source.

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

Batesville:  Strategy

While we believe there are opportunities to generate additional revenue within a wider range of death care products and services, sustaining volume in the burial casket space continues to be a top priority.  Batesville’s leadership team is focused on two strategic initiatives to sustain burial volume:

•Grow leadership position in the death care industry

•Focus on building and delivering value propositions that align with the needs of each customer segment to continue Batesville’s mission of helping families honor the lives of those they love®.

•Use the HOM principles and tools to strengthen our leadership position and maintain an optimal cost structure to support profitability

•Continually improve processes to be more consistent and efficient and to yield industry leading quality products and services that our customers value.

HILLENBRAND INTELLECTUAL PROPERTY

We own a number of patents on our products and manufacturing processes and maintain trade secrets related to manufacturing processes.  These are important patents and trade secrets, but we do not believe any single patent or trade secret, or related group of patents or trade secrets is of material significance to our business as a whole. We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion®, Coperion K-Tron®, TerraSource Global®, Pennsylvania Crusher®, Gundlach®, Jeffrey Rader®, K-Tron®, Rotex®, ABEL® Pump Technology, Red Valve®, BM&M®, and Tideflex Technologies® are material to our Advanced Process Solutions reportable segment.  We believe the marks Milacron®, DME® and Mold-Masters® are material to our Molding Technology Solutions reportable segment. We believe the trademark Batesville® is material to our Batesville reportable segment.

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

HILLENBRAND REGULATORY MATTERS

Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable segments are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes.  We are committed to operating all our businesses in a manner that protects the environment and makes us good corporate citizens in the communities in which we operate.  While we believe that continued compliance with federal, state, local and foreign laws relating to the protection of the environment will not have a material effect on our capital expenditures, earnings or competitive position, future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future.  The cost or need for any such additional expenditure is not known.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 11, 2020.

Joe A. Raver, 54, has served as a director and as President and Chief Executive Officer of the Company since September 2013. He has served as President of the Company’s Advanced Process Solutions report segment since March 2011. In August 2017, Mr. Raver was elected as a director of Applied Industrial Technologies, Inc. (“AIT”), a leading industrial distributor serving MRO and OEM customers in virtually every industry. In October 2017, Mr. Raver was appointed to both the Audit and the Corporate Governance Committees of AIT, and in October 2019, he moved from the Audit to the Executive Organization and Compensation Committee. Prior to being named President of the Company’s Advanced Process Solutions reportable segment, Mr. Raver served as President of Batesville Casket Company from 2008 to 2011.  He also previously served as Vice President and General Manager of the respiratory care division of Hill-Rom Holdings (“Hill-Rom,” f/k/a Hillenbrand Industries, Inc.), a leading global provider of medical equipment and services and the Company’s former parent, as well as Hill-Rom’s Vice President of Strategy and Shared Services.  Prior to that, Mr. Raver spent 10 years in a variety of leadership positions at Batesville Casket Company and Hill-Rom.

Kristina A. Cerniglia, 54, was elected Senior Vice President, Chief Financial Officer effective August 2014. Ms. Cerniglia has more than 30 years of industrial experience and, since December 2018, has also served on the Board of Directors of Littelfuse, Inc., a global manufacturer of leading technologies in circuit protection, power control, and sensing. Ms. Cerniglia’s service on the Littelfuse Board of Directors has included serving on its Audit and Compensation Committees since April 2019. Additionally, in 2019, Ms. Cerniglia was elected as a director of Margaret Mary Health in Batesville, Indiana, a not-for-profit, critical access hospital providing both inpatient and outpatient services, and serves on its Finance Committee. Before assuming the role as Hillenbrand’s Chief Financial Officer, she spent 17 years serving in a variety of leadership roles, most recently as Vice President and Corporate Controller (2010-2014) at Stanley Black & Decker (“Stanley”), a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems. Prior to that, she spent nine years of her career at United Technologies Corporation in various financial roles.

Ling An-Heid, 60, has been President of Mold-Masters since 2017, and Senior Vice President of Hillenbrand since November 2019. Before then, she served as President of Mold-Masters Americas and Asia from 2013 to 2017. Ms. An-Heid joined the Applications Design Group at Mold-Masters in 1991 and was instrumental in developing the region as president of Mold-Masters Asia until 2013. Before Mold-Masters, she served as a General Manager and legal representative of Beijing Plastic Mechanical Co. Ltd. She holds a Bachelor of Science degree in Plastics Mechanical Engineering from the Beijing Chemical University and also acts as the Vice Director of the China Die and Mold Industry Association.

Peter S. Dyke, 49, has served as the Company’s Senior Vice President and Chief Human Resources Officer since October 2020. Mr. Dyke brings more than 25 years of experience in human resources, serving most recently as Chief Human Resources Officer for Sigura (f/k/a Innovative Water Care, LLC), a global specialty chemicals company, from 2019 to 2020. Prior to that, he served as Chief Human Resources Officer at Luxfer Holdings, plc, a global materials technology company, from 2018 to 2019 and as Vice President, Human Resources at various business units of Pentair PLC, an industrial manufacturing company. Mr. Dyke’s tenure at Pentair lasted from 2004 to 2018, including Vice President, Human Resources of its Water Quality Systems Global Business Unit from 2014 to 2018. Mr. Dyke’s experience before Pentair included human resources roles with increasing levels of responsibility at General Electric Company, Ford Motor Company, and Valassis Communications Inc.

Nicholas R. Farrell, 41, is the Company’s Senior Vice President, General Counsel, Secretary, and Chief Compliance Officer.  He has served as General Counsel since October 2015 and Chief Compliance Officer since December 2016. Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel, and prior to his current role served as Vice President, Associate General Counsel and Assistant Secretary, beginning in 2014.  Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Sanders. Mr. Farrell is also Chair of the Board of Cure SMA, an international not-for-profit organization committed to developing treatments and a cure for spinal muscular atrophy, the number one genetic cause of death for infants.

Michael M. Jones, 45, has been President of Milacron Injection Molding & Extrusion and Senior Vice President of Hillenbrand since November 2019. He previously served as the President of the Milacron Advanced Plastics Processing Technologies (APPT) Americas and Europe businesses since January 2019. Prior to that time, he held a number of senior leadership positions within Milacron including roles as Vice President of Finance and Investor Relations and Senior Vice President Finance and Operations. Before joining Milacron, he held finance positions at GE Aviation, the aerospace division of General Electric Company, from 2012-2015. Mr. Jones also held positions at Hill-Rom between 2004 and 2011. He is a Certified Public Accountant (inactive).

Kimberly K. Ryan, 53, was elected President of Coperion GmbH effective September 2015. Since August 2018, she also oversees the Company’s Rotex business, and since August 2019 oversees the Company’s Abel business. Ms. Ryan has also been a Senior Vice President of Hillenbrand since April 2011. Prior to being appointed President of Coperion, Ms. Ryan served as President of Batesville effective April 2011. Since 2014, Ms. Ryan has also served as a member of the Board of Directors of Kimball International, Inc., a design-driven furnishings manufacturer, including as a member of the Audit Committee during that time and as Chair of the Board since November 2018. From 2000-2011, she held various senior leadership roles at the Company’s former parent Hillenbrand Industries, Inc., including Senior Vice President, Post Acute Care; Senior Vice President, Shared Services; Senior Vice President, Information Technology; Vice President, Batesville Business Information Systems; and Director, Batesville Enterprise Planning Systems. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, strategy, operations, logistics, and information technology.

Christopher H. Trainor, 50, was elected President of Batesville Casket Company effective September 2015, after having served as its Senior Vice President, CFO and Chief Administrative Officer. Mr. Trainor has also been a Senior Vice President of Hillenbrand since December 2015. Mr. Trainor joined Batesville in 2010 as Vice President and Chief Financial Officer and was later assigned additional responsibilities for oversight of Human Resources and Information Technology. Prior to joining

Batesville, Mr. Trainor spent 17 years with Kraft Foods, a global food and beverage company, where he held a variety of finance roles in both the United States and United Kingdom.
J. Michael Whitted, 48, was elected Senior Vice President, Strategy and Corporate Development effective June 2018. Prior to joining the Company, Mr. Whitted served as Vice President, Corporate Development for SPX Corporation and SPX Flow, Inc., diversified, global suppliers of infrastructure equipment to various industries, from 2001 to 2015. Prior to that, he served as a Vice President for Bear Stearns from 1998 to 2001, where he led corporate finance and M&A advisory transactions. Mr. Whitted’s experience prior to Bear Stearns included corporate finance and M&A advisory roles at CIBC World Markets, Bankers Trust, and First Chicago NBD.

Michael D. Prado, 63, was elected Vice President, Global Supply Management effective June 2020. Mr. Prado joined the Company after providing supply management consulting services to the Company from February 2020 through June 2020. Prior to joining the Company in a consulting capacity, Mr. Prado served as Vice President, Global Supply Management and Chief Procurement Officer of Stanley, a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems. Mr. Prado served in this role from June 2000 to December 2019, capping nearly 20 years of service. From 1980 to 2000 Mr. Prado served in operations roles of increasing responsibility at Delta Air Lines, Inc., and United Technologies Corporation. Mr. Prado also sits on the Business Advisory Board of Clarkson University and has been an active faculty participant in their executive supply chain management education program.

Bhavik N. Soni, 47, was elected Vice President, Chief Information Officer effective May 2017, and promoted to the Company’s Executive Management Team in May 2019. Mr. Soni joined the Company from Honda Aircraft Company, a jet airplane manufacturer, where he served as Chief Information Officer - IT & Engineering Systems Division from 2015 to 2016. Prior to that, he served as Chief Information Officer for Artificial Lift, GE Oil & Gas at General Electric Company (“GE”), an energy technology company, from 2013 to 2015, preceded by fifteen years in other information technology-related roles of increasing responsibility at GE. Mr. Soni’s experience prior to GE included software engineering roles at Rockwell Collins, Inc. and General Dynamics Corporation.

Andrew S. Kitzmiller, 41, was elected Vice President, Chief Accounting Officer, and Controller effective November 2019. Immediately prior, Mr. Kitzmiller served more than two years in senior finance roles at Milacron Holdings Corp. (“Milacron”), as Vice President – Finance and Corporate Controller (April 2019 to November 2019) and as Corporate Controller (September 2017 to April 2019). Prior to Milacron, he served in a series of increasingly senior roles at GE Aviation, the aerospace division of General Electric Company (“GE”), from December 2012 through November 2017. These roles at GE included Controller – Additive, Aviation Supply Chain and Engineering Divisions (November 2016 to September 2017); Accounting Center of Excellence Leader (September 2014 to November 2016), including with controllership oversight of the Supply Chain and Engineering Divisions (April 2016 to November 2016); and two sequential assistant controller positions. Mr. Kitzmiller began his career in public accounting at Deloitte & Touche LLP.

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

Item 1A.    RISK FACTORS

In this section of the Form 10-K, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning securities.  This information should be assessed along with the other information we provide you in this Form 10-K and that we file from time to time with the SEC.  Like most companies, our business involves risks.  The risks described below are not the only risks we face, but these are the ones we currently think have the potential to significantly affect stakeholders in our Company if they were to develop adversely (due to size, volatility, or both).  We exclude risks that we believe are inherent in all businesses broadly as a function of simply being “in business.”  As described herein, the COVID-19 pandemic may adversely affect our business and financial results and may also have the effect of heightening many of the other risks described in this section. Additional risks not currently known or considered immaterial by us at this time and thus not listed below could also result in adverse effects on our business.

1.The COVID-19 pandemic could have a material adverse effect on our business and results of operations, the nature and extent of which are highly uncertain and unpredictable.

The COVID-19 pandemic, and the various government, industry and consumer actions related thereto, are having and are likely to continue to have negative impacts on our business and have created or could create or intensify adverse conditions described in our other risk factors. These impacts and conditions include, but are not limited to, potential significant volatility or decreases in demand for our products, changes in customer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential increased vulnerability to cybersecurity incidents, including breaches of information systems security due to widespread remote working arrangements, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, including rapidly changing government orders and regulations and our efforts to comply with them, and related financial and commodity volatility, including volatility in raw material and other input costs (including but not limited to oil prices), any of which could last for extended periods. Disruption caused by the COVID-19 pandemic and the Company’s response to the COVID-19 pandemic could also increase the Company’s exposure to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, any of which could have a material adverse effect on the Company’s financial condition and results of operations. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital.

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

2.We may be unable to successfully integrate the businesses of Hillenbrand and Milacron and realize the anticipated benefits of the merger.

On November 21, 2019, we completed the acquisition of Milacron. The success of the merger will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of Hillenbrand and Milacron, which previously operated as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation opportunities, and operational efficiencies, in a manner that does not materially disrupt existing customer, supplier, and employee relations nor result in decreased revenue due to losses of, or decreases in orders by, customers. If the Company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the Company’s common stock may decline.
The integration of the two companies may result in material challenges, including, without limitation:

•the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the integration;
•managing a larger combined business;
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships, including customers, suppliers and other counterparties, and attracting new business and operational relationships;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations; and
•unanticipated issues in integrating information technology, communications and other systems.

Some of these factors are outside of the Company’s control, including certain impacts of the COVID-19 pandemic discussed elsewhere in our risk factors, and any one of them could result in delays, increased costs, decreases in the amount of expected revenue or synergies, and diversion of management’s time and energy, which could materially affect our financial position, results of operations, and cash flows.

We have incurred substantial expenses in connection with the completion of the merger with Milacron and we expect to incur further expenses in order to integrate a large number of processes, policies, procedures, operations, technologies, and systems of Milacron in connection with the merger.

3.A key component of our growth strategy is making significant acquisitions, some of which may be outside the industries in which we currently operate.  We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions.  If an acquisition were to perform unfavorably, it could have an adverse impact on our business and results of operations.

All acquisitions involve inherent uncertainties, which may include, among other things, our ability to:

•successfully identify the most suitable targets for acquisition;
•negotiate reasonable terms;
•properly perform due diligence and determine all the significant risks associated with a particular acquisition;
•successfully integrate the acquired company into our business and achieve the desired performance;
•avoid diversion of Company management’s attention from other important business activities; and
•where applicable, implement restructuring activities without an adverse impact to business operations.

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

4.We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, as well as our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction, our consolidated financial position, results of operations, and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

5.Goodwill and other identifiable intangible assets, which are subject to periodic impairment evaluations, represent a significant portion of our total assets.  An impairment charge on these assets could have a material adverse impact on our financial condition and results of operations.

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
6.The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure.
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

In addition, cybersecurity threats and sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems, networks, and services, as well as the confidentiality and integrity of the Company’s data. Cyber-attacks, security breaches, and other cyber incidents could include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks, and other attacks. These risks may be heightened given our employees’ increased use of remote working environments in response the COVID-19 pandemic. Sensitive information is also stored by our vendors and on the platforms and networks of third-party providers. Cyber-attacks on the Company, our vendors, or our third-party providers could result in inappropriate access to intellectual property, personally identifiable information of our global workforce, suppliers, or customers, or personal credit card or other payment information of our customers. Potential consequences of a successful cyber-attack or other cybersecurity incident include remediation costs, increased cybersecurity protection costs, lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack, litigation and legal risks including governmental or regulatory enforcement actions, increased insurance premiums, reputational damage that adversely affects customer or investor confidence, and damage to the Company’s competitiveness, stock price, and long-term shareholder value. While we have taken steps to maintain and enhance the appropriate cybersecurity and address these risks by implementing enhanced security technologies, internal controls, and business continuity plans, these measures may not be adequate.

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

7.We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully, it could have a material adverse effect on our business, financial condition, and results of operations.
Many of the industries in which we operate are highly competitive. Our products may not compete successfully with those of our competitors. The markets for plastic processing equipment and related products, material handling equipment, complete equipment systems, mold components, burial caskets, and minerals and mining equipment, are highly competitive and include a number of North American, European, and Asian competitors. Principal competitive factors in the plastic processing industry, material handling equipment, and complete equipment systems include price, lead time, product features, technology, total cost of ownership, performance, reliability, quality, delivery, and customer service. Principal competitive factors in the mold components industry include technology, price, quality, performance, and delivery. Principal competitive factors in the burial caskets industry include product, price, quality, delivery, and customer service. Principal competitive factors in the minerals and mining industry include product features, performance, price, delivery, and customer service.
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
8.We derive significant revenue from the plastics industry.  Decrease in demand for base resin or engineering plastics or equipment used in the production of these products, or changes in technological advances, or changes in laws or regulations could have a material adverse effect on our business, financial condition, and results of operations.

The majority of Molding Technology Solutions’ sales are realized from the manufacture, distribution, and service of highly engineered and customized systems within the plastic technology and processing market. Advanced Process Solutions sells equipment, including highly engineered extruders, feeders, and conveying systems, to the plastics industry for the production of base resins, durable engineering grade plastics, and other compounded plastics (including bioplastics and recycled plastic product).  Sales volume is dependent upon the need for equipment used to produce these products, which may be significantly influenced by the demand for plastics, the capital investment needs of companies in the plastics industry, changes in technological advances, or changes in laws or regulations such as, but not limited to, those related to single-use plastics and recycling. Unfavorable developments in the plastics industry could have a material adverse effect on our business, financial condition, and results of operations.

9.We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these parties.

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

10.We have a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.

As of September 30, 2020, our outstanding debt was $1,552.6. The amount of debt could increase if additional levels of liquidity are needed, including as a result of conditions created by the COVID-19 pandemic. This level of debt (and additional debt we may incur after that date) has important consequences to our businesses.  For example:

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

During the third quarter of 2020, primarily due to the COVID-19 pandemic and its anticipated economic impact, our credit rating was downgraded by Moody’s, S&P Global, and Fitch, and we may be vulnerable to additional downgrades. This downgrade and/or additional downgrades could have an impact on our ability to secure future financing on terms commercially acceptable to us, to access the credit and capital markets, or to negotiate favorable covenants in any future amendments to our financial documents or new financings.
While we have publicly stated that we will seek to deleverage our business, there can be no assurances that we will successfully achieve our deleveraging targets within our anticipated timeline or at all, especially in light of the COVID-19 pandemic and its impact on our business and cash flows. In order to achieve our targeted leverage ratios, we currently plan to curtail material acquisitions and share repurchases, and as a result, may forego opportunities that might otherwise be beneficial to the Company. Additionally, at any time and from time to time, we may evaluate or pursue one or more strategic options, including potential sale transactions. There can be no assurances if or when the Company would enter into any such transaction or the terms thereof or whether any such transaction would result in the Company achieving its desired leverage targets. The failure to achieve such deleveraging targets could result in a negative impact to the Company’s credit ratings, impair its ability to raise future indebtedness, or otherwise adversely impact its operating or financial condition or performance.
11.If we are unable to comply with the financial and other covenants in our debt agreements, our business, financial condition, and liquidity could be materially adversely affected.
Our Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions, including as a result of the COVID-19 pandemic and its effect on our business, and to meet our capital needs. Our failure to comply with these covenants, including as a result of the COVID-19 pandemic and its effect on our business, could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that additional debt when due, which could materially adversely affect our business, financial condition, and liquidity. Furthermore, the current market volatility and economic downturn as a result of the COVID-19 pandemic may adversely impact the rates at which we are able to borrow and our ability to borrow under the Revolver or any other credit facility in the future, or pursuant to other available sources. In addition, in light of the impacts to our ability to generate cash from operations during the COVID-19 pandemic, our results may be further negatively impacted by our payment obligations (including interest) with respect to our outstanding borrowings under the Revolver and our other credit agreements.
12.Global market and economic conditions, including those related to the financial markets, could have a material adverse effect on our operating results, financial condition, and liquidity.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  Continuing uncertainties in the eurozone, including the global effects of the COVID-19 pandemic, future implications from the voluntary exit of the United Kingdom from the European Union and uncertainties in China and emerging markets may depress demand in these areas and create additional risk to our financial results.

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

13.International economic, political, legal, and business factors could negatively affect our operating results, cash flows, financial condition, and growth.

We derived approximately 53%, 51%, and 48% of our net revenue from our operations outside the U.S. for the years ended September 30, 2020, 2019, and 2018, respectively.  This net revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our revenue and presence outside the U.S., including in emerging markets.

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
•changes in a country’s or region’s political or economic condition, including with respect to safety and health issues;
•trade protection measures and import or export licensing requirements;
•unexpected changes in laws or regulatory requirements, including unfavorable changes with respect to tax, trade, or sanctions compliance matters;
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

14.We operate in cyclical industries.

As an industrial capital goods supplier, we serve industries that are cyclical and sensitive to changes in general economic conditions, such as packaging, automotive, construction, consumer goods, electronics, chemicals, and plastics industries. The performance of many of our businesses is directly related to the production levels of our customers. In particular, prices for plastic resins used to make plastic products and parts tend to fluctuate to a greater degree than our customers can adjust for in the pricing of their products. When resin prices increase, certain of our customers’ profit margins decrease, which may result in lower demand for our products. Therefore, our business is affected by fluctuations in the price of resin, which could have an adverse effect on our business and ability to generate operating cash flows.

During periods of economic expansion, when capital spending normally increases, the Advanced Process Solutions and Molding Technology Solutions reportable segments generally benefit from greater demand for their products.  During periods of economic contraction, such as during the ongoing COVID-19 pandemic, when capital spending normally decreases, Advanced Process Solutions and Molding Technology Solutions reportable segments generally are adversely affected by declining demand for new equipment orders, and may be subject to increases in uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will be sustainable, and our financial condition, results of operations, and cash flows could be materially adversely affected.

15.Continued fluctuations in mortality rates and increased cremations may adversely affect the sales volume of our burial caskets.

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

16.Batesville’s business is dependent on several major contracts with large national funeral providers. The relationships with these customers pose several risks.

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

17.Batesville is facing competition from caskets manufactured abroad and imported into North America and from a number of non-traditional sources.

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

18.The effective tax rate of the Company may be negatively impacted by changes in the mix of earnings as well as future changes to tax laws in global jurisdictions in which we operate.

We are subject to income taxes in the U.S. and various other global jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

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

19.We are exposed to a number of different tax uncertainties, which could have a material adverse effect on our results of operations.

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
20.We are involved from time to time in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations, and cash flows.
We are also subject to other potential claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are often high-deductible policies.  It is difficult to measure the actual loss that might be incurred related to litigation or other potential claims, and the ultimate outcome of claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows. For a more detailed discussion of claims, see Note 12 to our Consolidated Financial Statement included in Part II, Item 8, of this Form 10-K.

21.Uncertainty in the United States political environment could negatively impact our business.
The political environment in the United States, particularly surrounding the 2020 presidential and congressional elections, has created significant uncertainty with respect to, and could result in additional changes in, or potential gridlock hindering legislation (including additional COVID-19 stimulus relief), regulation, international relations, and government policy, or possible civil unrest or other disturbances in connection with the election outcomes. While it is not possible to predict whether and when any such additional changes or disturbances could occur, any such events, including at the local, state or federal level, could significantly impact our business and the industries in which we compete. To the extent such disturbances or changes in the political or regulatory environment have a negative impact on the Company or the markets in which we operate, it may materially and adversely impact our business, results of operations and financial condition in the periods to come.

22.Uncertainty in the United States global trade policy could negatively impact our business.

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
Further, the level of impact from the COVID-19 pandemic and the reactions of governmental authorities and others thereto may have significant adverse effects on international trade policy and the impact of any changes in international trade policy on the economy or on the businesses of the Company and those of its customers and its suppliers remains uncertain.

23.We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our results of operations and financial condition.

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue.  In addition, since our Consolidated Financial Statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  The Company’s predominant exposures are the Euro, Canadian dollar, Swiss franc, Mexican peso, Chinese Renminbi, and Indian Rupee (along with others to a lesser degree). In preparing financial statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. Although we address currency risk management through regular operating and financing activities and through the use of derivative financial instruments, those actions may not prove to be fully effective.

24.Increased prices for, poor quality of, or extended inability to source raw materials or services used in our products could adversely affect profitability.

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

25.The Company could face labor disruptions that would interfere with operations.

As of September 30, 2020 and 2019, approximately 26% and 43%, respectively, of Hillenbrand’s employees work under collective bargaining agreements or works councils.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

26.Increasing competition for highly skilled and talented workers could adversely affect our business.

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
27.Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

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
•rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
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

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we own.  At September 30, 2020, Advanced Process Solutions operated 18 significant manufacturing facilities located in the U.S. (in New Jersey, Kansas, Ohio, Illinois, North Carolina, and Virginia), Germany, Switzerland, China, India, Canada, and the United Kingdom.  Nine of these facilities are owned and nine are leased.  Advanced Process Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Europe, Asia, Canada, and South America.

At September 30, 2020, Molding Technology Solutions operated 13 significant manufacturing facilities located in the U.S. (in Ohio, Kansas, Georgia, and Michigan), Germany, China, India, Canada, and the United Kingdom. Six of these facilities are owned and seven are leased. Molding Technology Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Mexico, Canada, Europe, Asia, and South America.

At September 30, 2020, Batesville operated four significant manufacturing facilities located in the U.S. (in Indiana, Tennessee, and Mississippi) and Mexico.  Three of these facilities are owned and one is leased.  Batesville also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Mexico, Canada, and Australia.

Facilities often serve multiple purposes, such as administration, sales, manufacturing, testing, warehousing, and distribution.  We believe our current facilities will provide adequate capacity to meet expected demand for the next several years.

Item 3.        LEGAL PROCEEDINGS

We are involved from time to time in claims, lawsuits, and government proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  We are also subject to other claims and potential claims, including, for example, those relating to product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, and employment-related matters.  The ultimate outcome of claims, lawsuits, and proceedings cannot be predicted with certainty.  We carry various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us.  It is difficult to measure the actual loss that might be incurred related to litigation, and the ultimate outcome of these claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows.

For more information on various legal proceedings, see Note 12 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.  That information is incorporated into this Item 3 by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
        AND ISSUER PURCHASES OF EQUITY SECURITIES

Hillenbrand common stock is traded on the New York Stock Exchange under the ticker symbol “HI.”

As of November 6, 2020, we had approximately 1,765 shareholders of record.

Share Repurchases

In December 2018, the Board of Directors authorized a new share repurchase program of up to $200.0. The repurchase program has no expiration date, but may be terminated by the Board of Directors at any time.  No purchases of our common stock were made during the year ended September 30, 2020. The Company has continued the temporary suspension of share repurchases in the near term as a result of the priority given to paying down long-term debt following the acquisition of Milacron and conserving cash in light of the impact of the COVID-19 pandemic.

Dividend Policy

The aggregate amount of our quarterly cash dividends increased as a result of the additional common stock issued in connection with the acquisition of Milacron. We currently expect to pay approximately $16.0 each quarter based on our outstanding common stock at September 30, 2020. We increased our quarterly dividend in 2020 to $0.2125 per common share from $0.2100 per common share paid in 2019. The Company is committed to paying our dividend, and our policy remains unchanged. As with all discretionary cash outlays, if the current economic challenges, including the impact of the ongoing COVID-19 pandemic, become significantly more pronounced or extended over a longer-than-expected period, the Company would evaluate all opportunities to preserve capital, including a dividend adjustment. We cannot predict whether, and to what extent, such an adjustment would be made given the various potential factors that could exist at such time.

Item 6.        SELECTED FINANCIAL DATA

 (in millions, except per share data):

The following selected financial information is a summary only and is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

	2020	2019	2018	2017	2016
Net revenue	$2,517.0	$1,807.3	$1,770.1	$1,590.2	$1,538.4
Gross profit (1)	813.3	623.0	642.1	590.8	570.6
Net (loss) income attributable to Hillenbrand	(60.1)	121.4	76.6	126.2	112.8
(Loss) earnings per share - basic	(0.82)	1.93	1.21	1.99	1.78
(Loss) earnings per share - diluted	(0.82)	1.92	1.20	1.97	1.77
Cash dividends per share	0.85	0.84	0.83	0.82	0.81
Total assets	3,987.4	2,228.6	1,864.6	1,956.5	1,959.7
Long-term obligations	2,055.9	869.5	588.8	678.9	879.8
Cash flows provided by operating activities	354.8	178.9	248.3	246.2	238.2
Cash flows used in investing activities	(1,295.9)	(51.2)	(23.4)	(13.5)	(253.5)
Cash flows provided by (used in) financing activities	854.9	217.5	(232.5)	(215.1)	21.6
Capital expenditures	35.9	25.5	27.0	22.0	21.2
Depreciation and amortization	130.6	58.5	56.5	56.6	60.4

(1) Gross profit for the year ended September 30, 2016, has not been conformed to the current year presentation for the reclassification of certain components of net pension cost.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

(dollars in millions throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations)

(unless otherwise stated, references to years relate to fiscal years)

The following discussion compares our results for the year ended September 30, 2020, to the year ended September 30, 2019. The discussion comparing our results for the year ended September 30, 2019 to the year ended September 30, 2018 is included within Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 13, 2019. We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable segments, as well as Corporate.  These financial results are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and primarily exclude the following items:

•business acquisitions, disposition, and integration costs;
•restructuring and restructuring-related charges;
•impairment charges;
•inventory step-up charges;
•debt financing activities related to the acquisition of Milacron (including the loss on settlement of interest rate swaps and certain financing costs);
•net loss on divestiture of Cimcool;
•COVID-19 pandemic-related costs;
•the related income tax impact for all of these items; and

•the interaction of tax benefits and expenses related to the foreign income inclusion tax provisions and certain tax carryforward attributes associated with the acquisition of Milacron and divestiture of Cimcool, including the tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (FDII), and the Base Erosion and Anti-Abuse Tax (BEAT) and their impact on loss carryforward attributes.

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

Another important non-GAAP operational measure used is backlog.  Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment (long-term contracts), like those in which the Advanced Process Solutions and Molding Technology Solutions reportable segments compete.  Backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded to the Advanced Process Solutions and Molding Technology Solutions reportable segments.  For purposes of calculating backlog, 100% of estimated revenue attributable to consolidated subsidiaries is included. Backlog includes expected revenue from large systems and equipment, as well as aftermarket parts, components, and service. The length of time that projects remain in backlog can span from days for aftermarket parts or service to approximately 18 to 24 months for larger system sales within the Advanced Process Solutions reportable segment.  Backlog includes expected revenue from the remaining portion of firm orders not yet completed, as well as revenue from change orders to the extent that they are reasonably expected to be realized.  We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination, or suspension at the discretion of the customer.

We expect that future revenue associated with the Advanced Process Solutions and Molding Technology Solutions reportable segments will be influenced by backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Although backlog can be an indicator of future net revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

We calculate the foreign currency impact on net revenue, gross profit, operating expenses, consolidated net (loss) income and consolidated adjusted EBITDA, in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in sales, either positively or negatively. The cost structures for Corporate and Batesville are generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review below where the impact is not significant.

See page 45 for reconciliation of adjusted EBITDA to consolidated net (loss) income, the most directly comparable GAAP measure. We use non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods.  Significant accounting policies which require management’s judgment are discussed below.  A detailed description of our accounting policies is included in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Revenue Recognition

Net revenue includes gross revenue less sales discounts, customer rebates, sales incentives, and product returns, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers.  We estimate these allowances using the expected value method, which is based upon historical rates and projections of customer purchases toward contractual rebate or incentive thresholds.

Performance Obligations & Contract Estimates

The Advanced Process Solutions reportable segment designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries. A large portion of our net revenue across the Advanced Process Solutions reportable segment is derived from manufactured equipment, which may be standard, customized to meet customer specifications, or turnkey.

Our contracts with customers in the Advanced Process Solutions reportable segment often include multiple performance obligations. Performance obligations are promises in a contract to transfer a distinct good or service to the customer, and are the basis for determining how revenue is recognized. For instance, a contract may include obligations to deliver equipment, installation services, and spare parts. We frequently have contracts for which the equipment and the installation services, as well as highly engineered or specialized spare parts, are all considered a single performance obligation, as in these instances the installation services and/or spare parts are not separately identifiable. However, due to the varying nature of equipment and contracts across the Advanced Process Solutions reportable segment, we also have contracts where the installation services and/or spare parts are deemed to be separately identifiable and are therefore deemed to be distinct performance obligations.

A contract’s transaction price is allocated to each distinct performance obligation based on its respective standalone selling price, and recognized as revenue when, or as, the performance obligation is satisfied. When a distinct performance obligation is not sold separately, the value of the standalone selling price is estimated considering all reasonably available information. When an obligation is distinct, as defined in ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), we allocate a portion of the contract price to the obligation and recognize it separately from the other performance obligations.

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

We use the input method of “cost-to-cost” to recognize revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenue is largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term manufacturing contracts are recognized immediately when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes designed to reduce the risk of contract losses.

Standalone service revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Standalone service revenue is not material to the Company.

For the products where revenue is recognized at a point in time within the Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable segments, we recognize revenue when customers take control of the asset. We define this as the point in time at which the customer has the capability of full beneficial use of the asset per the contract.

Retirement and Postretirement Benefit Plans

We sponsor retirement and postretirement benefit plans covering some of our employees.  Expense recognized for the plans is based upon actuarial valuations.  Inherent in those valuations are key assumptions including discount rates, expected returns on assets, and projected future salary rates.  The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension cost to be recorded in our Consolidated Financial Statements in the future. The discount rates used in the valuation of our retirement and postretirement benefit plans are evaluated annually based on current market conditions. We use a full yield curve approach in the estimation of the service and interest cost components of our defined benefit retirement plans. Under this approach, we applied discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plans, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g., built-in gains in interest cost in an upward sloping projected yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the expected long-term rate of return on pension assets and the weighted-average discount rate.  Our expected long-term rate of return on domestic and international pension plan assets was 3.8%, 4.8%, and 5.2% at the end of 2020, 2019, and 2018, respectively. The weighted-average discount rate at the end of 2020 was 1.8% for the domestic and international defined benefit pension plans and 2.1% for the postretirement healthcare plans.  A 50 basis-point change in the expected long-term rate of return on domestic and international pension plan assets would change annual pension expense by $1.5.  A 50 basis-point change in the weighted-average discount rate would change the annual domestic and international pension expense by $1.7 and the annual postretirement healthcare plan expense by less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon rates and assumptions at September 30, 2020, we expect the aggregate expense associated with our retirement and postretirement benefit plans to decrease from $6.8 in 2020 to $2.7 in 2021. The expected decrease in expense is primarily due to decreasing amortization of actuarial loss.

See Note 7 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.

Uncertain Tax Positions

In assessing the need for reserves for uncertain tax positions, we make judgments regarding the technical merit of a tax position and, when necessary, an estimate of the settlement amount based upon the probability of the outcome.  At September 30, 2020, we had reserves of $35.7 established for uncertain tax positions based upon our estimates.  Our ability to make and update these estimates is limited to the information we have at any given point in time.  This information can include how taxing authorities have treated the position in the past, how similar cases have settled, or where we are in discussions or negotiations with taxing authorities on a particular issue, among others.  As information available to us evolves, we update our reserves quarterly.  These updates can result in volatility to our income tax rate (particularly in a given quarter) if new information or developments result in a significant change in our estimate.

See Note 8 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, for further information on uncertain tax positions.

Business Combinations

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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets, including identifiable intangible assets, and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible asset appraisals, and learn more about the newly acquired business, we are able to refine the estimates of fair value and more accurately allocate the purchase price. The determination of intangible assets is subjective and generally requires complex valuation methodologies including the relief from royalty method and multi-period excess earnings method, for which we use a third-party valuation specialist. The intangible assets are impacted by a number of judgmental assumptions including future revenue growth rates and margins on such revenue, customer attrition rates, technology obsolescence factors and the discount rates.

See Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, for further information on recent business combinations.

Asset Impairment Determinations

Impairment of goodwill and intangible assets

Goodwill and other intangible assets with indefinite lives, primarily trade names, are tested for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value may be below carrying value.

Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment if discrete financial information is prepared and regularly reviewed by operating segment management. For the purpose of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative test is elected, qualitative factors are assessed to determine whether it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. Such factors we consider in a qualitative analysis include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, Company-specific events, events affecting the reporting unit, and the overall financial performance of the reporting unit. If after performing the qualitative analysis, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company must perform the quantitative goodwill impairment test.

If we elect to perform or are required to perform a quantitative analysis, we compare the carrying amount of the reporting unit’s net assets, including goodwill, to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying value exceeds the fair value, an impairment charge is recognized for the difference between carrying amount and fair value, not to exceed the original amount of goodwill.

In determining the estimated fair value of the reporting units when performing a quantitative analysis, we consider both the market approach and the income approach. For purposes of the goodwill impairment test, weighting is equally attributed to both the market and income approaches in arriving at the fair value of the reporting units.

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

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and the limited cushion (or headroom, as commonly referred) due to the recent acquisition of Milacron, goodwill for the reporting units within the Molding Technology Solutions reportable segment are more susceptible to impairment risk.

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment, achievement of synergy initiatives, market data and market multiples (5.5-12.0 times adjusted EBITDA), discount rates (7.6-12.0%), and terminal growth rates (-1.0-3.0%), as well as future levels of revenue growth, operating margins, depreciation, amortization, and working capital requirements, which are based upon the Company’s strategic plan. Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rates may be impacted by adverse changes in the macroeconomic environment, specifically the COVID-19 pandemic, volatility in the equity and debt markets or other factors. While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a further decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

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

Similar to goodwill, the Company can elect to perform the impairment test for indefinite-lived intangibles other than goodwill (primarily trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion in order to determine if it is more likely than not that the fair values of the trade names are less than the respective carrying values. If we elect to perform or are required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of indefinite-lived intangible assets using the relief-from-royalty method, which we believe is an appropriate and widely used valuation technique for such assets. The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use.

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

Annual impairment assessment

Testing for impairment of goodwill and indefinite lived assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the asset or reporting unit may have decreased below the carrying value.  The Company’s annual assessment was performed in the third quarter of 2020 and consists of determining each reporting unit’s current fair value compared to its current carrying value. For all reporting units tested, the fair value of goodwill was determined to exceed the carrying value, resulting in no impairment to goodwill as part of the annual impairment test. Additionally, the fair value of indefinite lived trade names was determined to meet or exceed the carrying value for all trade names, resulting in no impairment to trade names as part of the annual impairment test.

Interim impairment assessments

Fourth quarter of 2020

As a result of classifying certain reporting units within the Advanced Process Solutions reportable segment as held for sale at September 30, 2020, the Company recorded a goodwill impairment of $16.9 during the fourth quarter of 2020. See the discussion on Impairment of long-lived assets below and see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information.

As a result of the interim impairment review triggered during the second quarter of 2020 for all reporting units within the Molding Technology Solutions reportable segment, as discussed below, the Company determined that no impairment of goodwill occurred for these reporting units. The estimated fair value, as calculated, for all four reporting units within the Molding Technology Solutions reportable segment ranged from approximately 3% to 16% greater than their carrying value. During the remainder of the year ended September 30, 2020, there were no significant adverse changes to the Company’s previous forecasts or in macroeconomic conditions that triggered an additional interim impairment review. The Molding Technology Solutions reportable segment had significant sequential increases in net revenue, backlog, and profitability during the fourth quarter of 2020. The Company believes the improved operating performance during the fourth quarter of 2020 would result in a larger cushion (or headroom, as commonly referred) for the reporting units within the Molding Technology Solutions reportable segment.

Second quarter of 2020

In connection with the preparation of the Consolidated Financial Statements for the second quarter of 2020, an interim impairment assessment was performed for select reporting units within the Advanced Process Solutions and Molding Technology Solutions reportable segments as a result of certain triggering events and changes in circumstances discussed in detail below. Additionally, based on the macroeconomic factors below, as well as the decline in the Company’s common stock price during the second quarter of 2020, the Company performed a qualitative review for all remaining reporting units and determined that those reporting units did not require an interim impairment test as it was more likely than not that the current fair value of those reporting units exceeded their carrying value, based on their current and projected financial performance as well as the headroom from previous goodwill impairment tests.

For certain reporting units within the Advanced Process Solutions reportable segment, an interim impairment review was triggered during the second quarter of 2020 by the Company’s decision to redirect its strategic investments as it remains focused on deleveraging following two major events: (1) the continued evaluation of the Company’s operations following the acquisition of Milacron completed on November 21, 2019, and (2) adverse macroeconomic conditions primarily driven by the COVID-19 pandemic. In connection with these events, the Company made the decision to limit its future strategic investment in its two reporting units that primarily sell and manufacture products in the flow control sector. The decision to limit future investment, as well as the Company’s updated forecasts, which considered the impact of the COVID-19 pandemic, reduced those reporting units’ anticipated annual revenue growth rates and corresponding profitability and cash flows. The annual revenue growth rates utilized in the Company’s fair value estimate are consistent with the reporting units’ operating plans. As a result of the change to expected future cash flows, along with comparable fair value information, the Company concluded that the carrying value for these reporting units exceeded their fair value, resulting in goodwill impairment charges of $72.3 during the second quarter of 2020. The pre-impairment goodwill balance for these reporting units was $95.2. A 10% further reduction in the fair value of these reporting units would indicate a potential additional goodwill impairment of approximately $12.0.  Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name associated with one of these reporting units exceeded its fair value. As a result, an impairment charge of $0.7 was recorded for this trade name during the second quarter of 2020. The pre-impairment balance for this trade name was $4.4.

For the reporting units within the Molding Technology Solutions reportable segment, an interim impairment review was triggered during the second quarter of 2020, due to macroeconomic conditions primarily driven by the COVID-19 pandemic. Subsequent to the Company completing the acquisition of Milacron on November 21, 2019, the Company revised its forecasts for all reporting units within the Molding Technology Solutions reportable segment due to the deterioration in the overall global economy largely as a result of the COVID-19 pandemic. As a result of the decline in forecasted revenue, under the relief-from-royalty fair value method, the Company concluded that the carrying value of certain trade names and technology associated with these reporting units exceeded their fair value. As a result, impairment charges of $9.5 were recorded for these intangible assets during the second quarter of 2020. The pre-impairment balance for these intangible assets was $125.0. A 10% further reduction in the fair value of these intangible assets, caused by further declines in forecasted revenues and changes in the discount rate selected by the Company, would indicate a potential additional impairment of approximately $12.0.

The impairment charges to goodwill and the intangible assets were nondeductible for tax purposes. The following table summarizes the impairment charges by reportable segment recorded by the Company during the second quarter of 2020:

	Advanced Process Solutions	Molding Technology Solutions	Total
Goodwill	$72.3	$—	$72.3
Trade names	0.7	7.9	8.6
Technology, including patents	—	1.6	1.6
Total	$73.0	$9.5	$82.5

Fiscal year 2018

In connection with the preparation of the Consolidated Financial Statements for the second quarter of 2018, an interim impairment assessment was performed at the reporting unit most directly impacted by domestic coal mining and coal power. During the quarter ended March 31, 2018, published industry reports reduced their forecasts for domestic coal production and consumption. The reporting unit also experienced a larger than expected decline in orders for equipment and parts used in the domestic coal mining and coal power industries. In conjunction with these events and as part of the long-term strategic forecasting process, the Company made the decision to redirect strategic investments for growth, significantly reducing the reporting unit’s terminal growth rate. As a result of this change in expected future cash flows, along with comparable fair value information, management concluded that the reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $58.8 during the year ended September 30, 2018. An impairment charge of $4.6 pre-tax ($3.5 after tax) was also recorded during the year ended September 30, 2018 for trade names most directly impacted by domestic coal mining and coal power.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets (disposal group) held for sale, the disposal group as a whole is measured at the lower of its carrying amount or fair value less cost to sell after adjusting the individual assets of the disposal group, if necessary. If the carrying value of assets, after the consideration of other asset valuation guidance, exceeds fair value less cost to sell, the Company establishes a valuation allowance which would offset the original carrying value of disposal group. This valuation allowance would be adjusted based on subsequent changes in our estimate of fair value less cost to sell. If the fair value less cost to sell increases, the carrying amount of the long-lived assets would be adjusted upward; however, the increased carrying amount cannot exceed the carrying amount of the disposal group before the decision to dispose of the assets was made. Estimates are required to determine the fair value, the disposal costs and the time period to dispose of the assets. The estimate of fair value incorporates the transaction approach, which utilizes pricing indications derived from recent acquisition transactions involving comparable companies. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

The Company determined that at September 30, 2020, the TerraSource Global and flow control businesses met the criteria to be classified as held for sale, and therefore reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets for the current and prior period. During the fourth quarter of 2020, the Company recognized a non-cash charge of $62.3, which included a goodwill impairment of $16.9 and a valuation adjustment of $45.4, to recognize the assets of these businesses at fair value less estimated costs to sell. The non-cash charge of $62.3 was recorded within the impairment charges caption on the Consolidated Statements of Operations. For further information, see discussion below within the Executive Overview section and Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

For assets held and used, impairment may occur if projected undiscounted cash flows do not exceed the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized, and the impairment loss is determined as the amount the carrying value of the asset or asset group exceeds the estimated fair value, measured by future discounted cash flows. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgment associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Our judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s carrying value is based on several factors, including, but not limited to, changes in business environment, a decline in operating cash flows or a decision to close a manufacturing facility. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions.

EXECUTIVE OVERVIEW

Hillenbrand is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world. Hillenbrand’s portfolio is composed of three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville®. Advanced Process Solutions designs, develops, manufactures, and services highly engineered industrial equipment around the world. Molding Technology Solutions is a global leader in highly engineered and customized systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America.

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

During the year ended September 30, 2020, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and financial position.

COVID-19 Impact

On March 11, 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic, and the virus continues to spread throughout the U.S. and other countries across the world. To limit the spread of COVID-19, national and local governments around the world have instituted certain measures, including travel restrictions, business curtailments, shelter-in-place orders and social distancing guidelines.

COVID-19 is impacting Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve. We have experienced an adverse impact on our net revenue, consolidated results of operations, and cash flows during 2020. It is too early to quantify the impact for 2021 or beyond, but the actions being undertaken to reduce the spread of COVID-19 are currently creating disruptions, and are likely to continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability of our supply chain. Accordingly, management is continually evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near- and longer-term financial performance as we manage the Company through the uncertainty related to COVID-19.

We cannot reasonably estimate the duration, spread or severity of the COVID-19 pandemic; however, as a result of the current circumstances, we expect to continue to experience an adverse impact during at least the first part of 2021, including the potential for impairment of certain intangible and other long-lived assets, in addition to the impairment charges that were recorded during 2020. Should these conditions continue into 2021, the Company would similarly expect an adverse impact on its net revenue, consolidated results of operations, and cash flows in such year, depending upon the severity and length of time such conditions persist.

In 2020, we implemented certain actions intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate, as well as lessen the financial impact on the business while protecting our ability to continue to generate profitable growth over the long term. Among these were proactive measures aimed at mitigating the financial impact of COVID-19, including:

•Voluntary reduction in CEO base salary by 30% through September 30, 2020;
•Voluntary waiver by the Board of Directors of its scheduled cash compensation increase for 2020;

•Cancellation of all regularly scheduled merit-based salary increases for salaried US- and Canada-based employees for 2020;
•Temporary suspension of all hiring for exempt and nonexempt positions, except for critical positions;
•Reduction in capital spend while continuing to invest in high-return projects and prioritizing critical maintenance, safety, and regulatory projects;
•Employee furloughs and reduced work arrangements at several Company locations due to lower demand, which at the highest point impacted approximately 15% of employees during fiscal year 2020; and
•Continued suspension of the Company’s share repurchase program.

We cannot predict the specific duration for which certain of these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, customers, and our relationships with our third-party vendors.

In addition to the measures aimed at mitigating the financial impact of the COVID-19 pandemic described above, we have also taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe the Company has sufficient liquidity to operate in the current business environment as a result of these actions. Hillenbrand increased cash holdings over the past three quarters (from December 31, 2019 to September 30, 2020) by $159.8, primarily with a portion of the cash proceeds from the issuance of $400.0 in senior unsecured notes in June 2020, net cash proceeds of $221.9 from the divestiture of the Cimcool business in March 2020, and cash generated from operations, partially offset by repayments made on the Revolver and the maturity of the $150.0 senior unsecured notes (the “2010 Notes”). Additionally, we amended our credit agreement (the “Credit Agreement” as defined in Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K) on May 19, 2020 to, among other things, increase the maximum permitted leverage ratio for current and future quarters. As of September 30, 2020, Hillenbrand was in full compliance with all covenants under the Credit Agreement, and as of that date, it had liquidity of approximately $1,184.9, including $302.2 in cash on hand and $882.7 of borrowing capacity immediately available under our revolving credit facility (the “Revolver” as defined in Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K). We continue to evaluate additional measures to maintain financial flexibility and support general working capital requirements as a result of the COVID-19 pandemic. See Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details on all financing activity that occurred during the year ended September 30, 2020.

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

Business Continuity

While a number of our plants were operating as essential businesses throughout the year, as determined by the jurisdictions in which we operate, we experienced disruptions at some smaller facilities in locations such as India as we took actions to comply with the temporary government restrictions related to the COVID-19 pandemic. These facilities were closed or operating at reduced capacity at various times during 2020, but all significant facilities were operating at or near normal production levels as of September 30, 2020 and the date of this filing. Many of the Company’s non-production employees were still working remotely as of the date of this filing.

We continue to closely monitor the supply chain and take actions as needed to mitigate disruptions. We continue to work closely with our suppliers and customers to preserve business continuity and meet current demand. We are capitalizing on our global manufacturing footprint and flexible supply chains to move production to different regions of the world as needed. As of the date of this filing the Company has not experienced any major shortages in our supply chain. For the year ended September 30, 2020, order intake at the Advanced Process Solutions and Molding Technology Solutions reportable segments was negatively impacted by the COVID-19 pandemic, primarily due to softening in the markets as customers delayed their decision-making process; however, we have not seen significant order cancellations as of the date of this filing. In addition, order intake increased sequentially from the quarter ended June 30, 2020 to September 30, 2020 at the Advanced Process Solutions and Molding Technology Solutions reportable segments. Batesville experienced higher demand for burial caskets in certain geographical areas starting in late March, and that higher demand continued throughout the second half of 2020. That higher demand resulted in a strong year-over-year sales increase at Batesville for 2020, partially offset by an estimated increased rate at which families opted for cremation. Given the uncertainty related to the COVID-19 pandemic, we cannot predict the potential further magnitude or duration of these developments and the impact they will have on our financial results and cash flows through at least the first half of 2021. In addition to the actions taken as of the date of this filing as discussed above, further actions may be taken in certain businesses in response to continued lower customer demand, including temporary reductions in work hours, furloughs, or layoffs, if required.

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

We continue to examine the impacts that the CARES Act may have on our business. While we have taken advantage of certain of the CARES Act’s cash deferral provisions, many of the provisions are not applicable to us.  As of September 30, 2020 and the date of this filing, we have not participated in CARES Act loans. However, we have received certain wage subsidies in jurisdictions outside of the U.S.

Except as specifically identified in this report, events and changes in circumstances arising after the year ended September 30, 2020, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings. For further discussion of management’s estimates, see Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this report. For further discussion of the COVID-19 pandemic, see “Item 1A. Risk Factors” in Part I of this Form 10-K.

Acquisition of Milacron

As discussed in Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, on November 21, 2019, we completed the acquisition of Milacron for a total purchase price of approximately $2,000 through a merger of our wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock. Milacron is a global leader in highly engineered and customized systems in plastic technology and processing. The acquisition provides Hillenbrand with increased scale and meaningful product diversification, enhancing its ability to serve customers with expanded capabilities across the plastics value chain. The results of Milacron are reported separately in the Molding Technology Solutions reportable segment. The Consolidated Financial Statements include the financial results of Milacron from the date of acquisition.

As a result of the acquisition, Milacron stockholders received $11.80 in cash per share and a fixed exchange ratio of 0.1612 shares of Hillenbrand common stock for each share of Milacron common stock they owned, with cash paid in lieu of fractional shares. In addition, concurrent with the closing of the acquisition, we made a cash payment of $772.9 to repay outstanding Milacron debt, including accrued interest. The Company funded the acquisition through a combination of cash on hand, new debt financing, and the issuance of common stock. See Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a discussion of the debt financing.

The Company’s results for the period since the acquisition were significantly impacted by the non-recurring effects of the fair value adjustments to inventories and backlog required by acquisition accounting. These fair value adjustments are being charged to the Consolidated Statements of Operations over the respective periods that inventories are expected to be consumed and backlog is expected to be realized as net revenue. The preliminary fair value assigned to Milacron’s backlog was $10.0, which was fully amortized as expense during the year ended September 30, 2020. The preliminary step-up adjustment to inventories was $40.7, which was fully charged as expense during the year ended September 30, 2020.

The preliminary fair value assigned to Milacron’s customer relationships, trade names, and technology totaled $805.0, of which $125.0 was related to the Cimcool business that was divested in the second quarter of 2020. The trade names were designated as indefinite-lived intangible assets while the customer relationships and technology are amortized over their respective estimated useful lives on a straight-line basis. The acquisition resulted in preliminary goodwill of $714.7.

TerraSource Global and flow control businesses

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which operate within the Advanced Process Solutions reportable segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. The divestiture of these businesses is expected to occur within one year. The Company determined that at September 30, 2020, these businesses met the criteria to be classified as held for sale, and therefore reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets for the current and prior period.

During the second quarter of 2020, the Company performed an interim impairment review for certain of these businesses and recognized impairment charges of $73.0 to goodwill and trade names (see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information). Consistent with the Company’s historical practice, the valuation methodology for purposes of the interim impairment review was based on an equal weighting of both the market and income approaches. As a result of classifying these assets and liabilities as held for sale during the fourth quarter of 2020, the Company recognized a valuation adjustment, as necessary, to recognize the net carrying amount at the lower of cost or fair value, less estimated costs to sell. For determining the fair value of these businesses, the Company incorporated the transaction approach, which utilizes pricing indications derived from recent acquisition transactions involving comparable companies. During the fourth quarter of 2020, the Company recognized a non-cash charge of $62.3, which included a goodwill impairment of $16.9 and a valuation adjustment of $45.4, to recognize the assets of these businesses at fair value less estimated costs to sell. The non-cash charge of $62.3 was recorded within the impairment charges caption on the Consolidated Statements of Operations. For further information, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information

The Company determined that the impending exit from these businesses does not represent a strategic shift that had or will have a major effect on its consolidated results of operations, and therefore they were not classified as a discontinued operation. The results of operations for these businesses are included within the Advanced Process Solutions reportable segment for all periods presented.

Divestiture of Cimcool

On March 30, 2020, we completed the divestiture to DuBois Chemicals, Inc., of the Company’s Cimcool (“Cimcool”) business, which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company. The sale resulted in cash proceeds received of $221.9, net of cash divested. Consistent with our current capital allocation priorities, we used a portion of the cash proceeds from the sale for repayments on the Revolver during the quarter ended March 31, 2020 and used the remainder for general working capital purposes.

In addition, we may receive contingent consideration of up to an aggregate of $26.0 based on multiple earn-out provisions. As of the transaction date (and at September 30, 2020), we were unable to determine that it was probable that any of the contingent consideration would be received, and accordingly no amounts were recorded for contingent consideration.

As a result of the sale, we recorded a pre-tax loss of $3.5 within other income (expense), net in the Consolidated Statement of Operations during the year ended September 30, 2020. The related tax effect resulted in tax expense of $12.7 and was included within income tax expense in the Consolidated Statement of Operations during the year ended September 30, 2020. We incurred $4.5 of transaction costs associated with the sale during the year ended September 30, 2020, which were recorded within operating expenses in the Consolidated Statements of Operations.

The Company determined that the divestiture of Cimcool did not represent a strategic shift that had or will have a major effect on our consolidated results of operations, and therefore, Cimcool was not classified as a discontinued operation. Cimcool’s results of operations were included within the Molding Technology Solutions reportable segment until the completion of the sale on March 30, 2020.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$2,517.0	100.0	$1,807.3	100.0
Gross profit	813.3	32.3	623.0	34.5
Operating expenses	538.2	21.4	379.7	21.0
Amortization expense	71.9		32.5
Impairment charges	144.8		—
Interest expense	77.4		27.4
Other income (expense), net	0.5		(6.7)
Income tax expense	34.9		50.5
Net (loss) income attributable to Hillenbrand	(60.1)		121.4

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019

Net revenue increased $709.7 (39%), which included unfavorable foreign currency impact (0.3%).

•Advanced Process Solutions’ net revenue decreased $45.8 (4%) primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), aftermarket parts and service, and other capital equipment, partially offset by favorable pricing. Foreign currency impact decreased net revenue by 0.4%.

•Molding Technology Solutions contributed net revenue of $735.8 during the year ended September 30, 2020.

•Batesville’s net revenue increased $19.7 (4%) primarily due to an increase in volume (5%), partially offset by a decrease in average selling price (1%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $190.3 (31%). Gross profit margin decreased 220 basis points to 32.3%. On an adjusted basis, which excluded restructuring and restructuring-related charge, inventory step-up charges, and costs associated with the COVID-19 pandemic, gross profit increased $234.6 (38%), and adjusted gross profit margin decreased 40 basis points to 34.1%.

•Advanced Process Solutions’ gross profit decreased $7.2 (2%), primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), aftermarket parts and service, and other capital equipment, cost inflation, and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, partially offset by pricing and productivity improvements. Foreign currency impact decreased gross profit by 0.3%. Gross profit margin improved 70 basis points to 35.7% in 2020, primarily due to pricing and productivity improvements, partially offset by cost inflation and an increased proportion of lower margin, large systems sales in plastics.

Advanced Process Solutions’ gross profit included restructuring and restructuring-related charges ($0.9 in 2020 and $0.7 in 2019), costs associated with the COVID-19 pandemic ($0.2 in 2020), and inventory step-up charges ($0.2 in 2019). Excluding these charges, adjusted gross profit decreased $7.0 (2%) and adjusted gross profit margin improved 80 basis points to 35.8% compared to prior year.

•Milacron’s gross profit was $185.3 and gross profit margin was 25.2%. Molding Technology Solutions’ gross profit included inventory step-up charges of $40.7, restructuring and restructuring-related charges of $2.2, and costs associated with the COVID-19 pandemic of $1.0. Excluding these charges, adjusted gross profit margin was 31.2%.

•Batesville’s gross profit increased $12.0 (7%) and gross profit margin improved 100 basis points to 34.3%. The increase in gross profit and gross profit margin was primarily due to higher volume, productivity initiatives, and deflation in commodities and fuel, partially offset by inflation in wages and benefits.

Batesville’s gross profit included restructuring and restructuring-related charges of $0.5 in 2019 and costs associated with the COVID-19 pandemic of $0.4 in 2020. Excluding these charges, adjusted gross profit increased $12.1 (7%) and adjusted gross profit margin improved 100 basis points to 34.4% in 2020.

Operating expenses increased $158.5 (42%), primarily due to the addition of Molding Technology Solutions operating expenses ($129.1), increases in business acquisition, disposition, and integration costs related to the acquisition of Milacron and divestiture of Cimcool, and costs associated with the COVID-19 pandemic incurred in the current year, partially offset by productivity initiatives, which included savings from prior year restructuring and cost containment actions, a decrease in variable compensation, and a decrease in restructuring and restructuring-related charges. Foreign currency impact decreased operating expenses by 0.2%. Operating expenses as a percentage of net revenue increased 40 basis points to 21.4%. Operating expenses included the following items:

	Year Ended September 30,
	2020	2019
Business acquisition, disposition, and integration costs	$76.1	$16.6
Restructuring and restructuring-related charges	6.1	9.4
COVID-19 pandemic-related costs	1.4	—

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and costs associated with the COVID-19 pandemic, operating expenses increased $100.9 (29%), which included favorable foreign currency impact (0.1%). Adjusted operating expenses as a percentage of net revenue improved 150 basis points to 18.1% compared to the prior year.

Amortization expense increased $39.4 (121%), primarily due to amortization on the acquired intangible assets of Milacron ($42.4 in 2020).

Impairment charges increased $144.8 due to $82.5 of impairments related to goodwill and intangible assets recorded during the second quarter of 2020 and $62.3 of non-cash charges (including a goodwill impairment charge and a valuation adjustment) related to assets held for sale during the fourth quarter of 2020. For further information on the impairment charges, see Notes 2 and 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Interest expense increased $50.0 (182%), primarily due to increased borrowings as a result of the Milacron acquisition, partially offset by $5.6 of amortization of deferred financing costs incurred in 2019 related to the senior unsecured bridge facility. See Note 6 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for a discussion of all financing activity.

On an adjusted basis, which primarily excludes $2.4 of interest expense on the $375.0 senior unsecured notes for the period prior to completing the acquisition of Milacron (October 1, 2019 through November 20, 2019) and $5.6 of amortization of deferred financing costs incurred in 2019 related to the senior unsecured bridge facility, interest expense increased by $52.1 (239%).

Other income (expense), net was $0.5 of income in fiscal 2020, compared to $6.7 of expense in fiscal 2019. The change was driven primarily by $6.4 reclassified out of accumulated other comprehensive loss upon the settlement of interest rate swaps during 2019 (see Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information) and an increase in interest income, partially offset by the $3.5 pre-tax loss on the divestiture of Cimcool in 2020.

The effective tax rate was (188.6)% in fiscal 2020 compared to 28.6% in fiscal 2019. The effective tax rate for fiscal 2020 was primarily related to the Company reporting a net loss for the year, while being in a taxable position, before utilization of tax attributes, for income tax purposes. The taxable position was primarily driven by nondeductible impairment charges and taxable gains from the sale of the Cimcool business. Additionally, the prior year effective tax rate is impacted by an unfavorable geographic mix of pretax income and the completion of certain tax audits in foreign jurisdictions, partially offset by the full implementation of the recurring provisions of the Tax Act, including the reduced 21% statutory tax rate and the impact of GILTI, FDII and foreign tax credits.

Our adjusted effective income tax rate was 27.8% in 2020 compared to 26.8% in 2019. The adjusted effective income tax rate primarily excludes the impact of the following items:

•the tax effect on the divestiture of Cimcool ($12.7 tax expense in 2020);
•certain tax items related to the acquisition of Milacron, including:
◦the tax effect of Milacron carryforward tax attributes adversely impacting domestic taxes associated with the foreign income inclusion tax provisions ($17.5 tax expense in 2020);
◦the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions ($6.5 tax benefit in 2020);
◦the tax effect of nondeductible acquisition expenses ($1.6 tax expense in 2020);
•an adjustment to our transition tax liability pursuant to the Tax Act ($0.5 tax expense in 2019);
•an adjustment to our deferred tax liability as a result of revisions to our permanent reinvestment assertion on earnings of foreign subsidiaries driven by the Tax Act ($1.3 tax expense in 2019); and
•the tax effect of adjustments to (loss) income before income taxes.

Excluding these items, the increase in the current year adjusted effective tax rate was primarily due to an increase in tax expense associated with distributions from foreign subsidiaries, as well as the one-time impacts of our global reorganization of certain legal entities to incorporate Milacron within the legacy Hillenbrand organizational structure.

OPERATIONS REVIEW — ADVANCED PROCESS SOLUTIONS

	Year Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$1,228.6	100.0	$1,274.4	100.0
Gross profit	438.3	35.7	445.5	35.0
Operating expenses	220.5	17.9	241.7	19.0
Amortization expense	29.5		32.5
Impairment charges	135.3		—

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019

Net revenue decreased $45.8 (4%) primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), aftermarket parts and service, and other capital equipment, partially offset by favorable pricing. Foreign currency impact decreased net revenue by 0.4%.

We expect future revenue for Advanced Process Solutions to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Though backlog can be an indicator of future net revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars. Backlog increased $124.5 (14%) from $863.5 on September 30, 2019, to $988.0 on September 30, 2020, primarily driven by an increase in orders for large polyolefin projects in the plastics industry. Foreign currency impact increased order backlog by 6%. On a sequential basis, order backlog increased $49.1 (5%) to $988.0 at September 30, 2020, up from $938.9 at June 30, 2020, primarily driven by an increase in orders for large polyolefin projects in the plastics industry and due to the impact of foreign currency.

Gross profit decreased $7.2 (2%) primarily due to a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), aftermarket parts and service, and other capital equipment, cost inflation, and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics, partially offset by pricing and productivity improvements. Foreign currency impact decreased gross profit by 0.3%. Gross profit margin improved 70 basis points to 35.7% in 2020, primarily due to pricing and productivity improvements, partially offset by cost inflation and an increased proportion of lower margin, large systems sales in plastics.

Advanced Process Solutions’ gross profit included restructuring and restructuring-related charges ($0.9 in 2020 and $0.7 in 2019), costs associated with the COVID-19 pandemic ($0.2 in 2020), and inventory step-up charges ($0.2 in 2019). Excluding these charges, adjusted gross profit decreased $7.0 (2%), which included unfavorable foreign currency impact (0.3%). Adjusted gross profit margin improved 80 basis points to 35.8% compared to prior year.

Operating expenses decreased $21.2 (9%), primarily due to productivity initiatives, which include savings from prior year restructuring and cost containment actions, and a decrease in variable compensation. Foreign currency impact increased operating expenses by 0.2%. Operating expenses as a percentage of net revenue improved 110 basis points to 17.9% in 2020.

Operating expenses included business acquisition, disposition, and integration costs ($1.4 in 2020 and $0.6 in 2019), restructuring and restructuring-related charges ($2.8 in 2020 and $4.9 in 2019), and costs associated with the COVID-19 pandemic ($0.9 in 2020).  Excluding these items, adjusted operating expenses decreased $20.7 (9%), which included favorable foreign currency impact (0.2%). Adjusted operating expenses as a percentage of net revenue improved 100 basis points to 17.5% in 2019.

Amortization expense decreased $3.0 (9%), primarily due to amortization in the prior year that did not repeat on the acquired backlog of BM&M.

Impairment charges increased $135.3 due to $73.0 of impairments related to goodwill and intangible assets recorded during the second quarter of 2020 and $62.3 of non-cash charges (including a goodwill impairment charge and a valuation adjustment) related to assets held for sale during the fourth quarter of 2020. For further information on the impairment charges, see Notes 2 and 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

OPERATIONS REVIEW — MOLDING TECHNOLOGY SOLUTIONS

	Year Ended September 30, 2020
	Amount	% of Net Revenue
Net revenue	$735.8	100.0
Gross profit	185.3	25.2
Operating expenses	129.1	17.5
Amortization expense	42.4
Impairment charges	9.5

Since we acquired Milacron on November 21, 2019, we do not present comparative period results for variance analysis. Molding Technology Solutions’ results for the period since the acquisition date were significantly impacted by the non-recurring effects of the fair value adjustments to inventories and backlog required by acquisition accounting. These fair value adjustments are being recognized in the Consolidated Statements of Operations over the respective periods that inventories are expected to be consumed and backlog is expected to be realized as net revenue.

Year Ended September 30, 2020

Net revenue was $735.8 during 2020. Net revenue was adversely impacted by the effects of the COVID-19 pandemic and weaker end markets. On a sequential basis, order backlog increased $57.9 (31%) to $242.6 at September 30, 2020, up from $184.7 at June 30, 2020. The increase in backlog was primarily driven by an increase in orders within our injection molding, extrusion, and hot runner equipment product lines.

Gross profit was $185.3 and gross profit margin was 25.2%. Molding Technology Solutions’ gross profit included inventory step-up charges of $40.7, restructuring and restructuring-related charges of $2.2, and costs associated with the COVID-19 pandemic of $1.0. Excluding these charges, adjusted gross profit margin was 31.2%.

Operating expenses were $129.1 and operating expense as a percentage of net revenue was 17.5%. Operating expenses included business acquisition, disposition, and integration costs of $4.1 (including severance costs related to the integration), restructuring and restructuring-related charges of $2.6, and costs associated with the COVID-19 pandemic of $0.4. Excluding these charges, adjusted operating expenses as a percentage of net revenue was 16.6%.

Amortization expense was $42.4 related to the amortization on the intangible assets acquired in the Milacron acquisition, including backlog amortization of $10.0.

Impairment charges were $9.5 due to intangible asset impairments. See Note 2 of our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the impairment charges.

OPERATIONS REVIEW — BATESVILLE

	Year Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$552.6	100.0	$532.9	100.0
Gross profit	189.5	34.3	177.5	33.3
Operating expenses	71.2	12.9	77.7	14.6

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019

Net revenue increased $19.7 (4%), primarily due to an increase in volume (5%), partially offset by a decrease in average selling price (1%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $12.0 (7%), and gross profit margin improved 100 basis points to 34.3%. The increase in gross profit and gross profit margin was primarily due to higher volume, productivity initiatives, and deflation in commodities and fuel, partially offset by inflation in wages and benefits.

Batesville’s gross profit included costs associated with the COVID-19 pandemic of $0.4 in 2020 and restructuring and restructuring-related charges of $0.5 in 2019. Excluding these charges, adjusted gross profit increased $12.1 (7%) and adjusted gross profit margin improved 100 basis points to 34.4% in 2020.

Operating expenses decreased $6.5 (8%) to $71.2 in 2020, and operating expenses as a percentage of net revenue improved 170 basis points to 12.9%, primarily due to productivity initiatives, which include savings from prior year restructuring and cost containment actions, and a decrease in restructuring and restructuring-related charges, partially offset by an increase in variable compensation and cost inflation.

Operating expenses included restructuring and restructuring-related charges ($0.6 in 2020 and $4.3 in 2019). Excluding these charges, adjusted operating expenses decreased $3.2 (4%), and adjusted operating expenses as a percentage of net revenue improved 110 basis points to 12.7% in 2020.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$46.9	1.9	$44.1	2.4
Business acquisition, disposition, and integration costs	70.2	2.8	16.0	0.9
Restructuring and restructuring-related charges	0.2	—	0.2	—
COVID-19 pandemic-related costs	0.1	—	—	—
Operating expenses	$117.4	4.7	$60.3	3.3

Corporate operating expenses include the cost of providing management and administrative services to each reportable segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as information technology, internal audit, investor relations, financial reporting, and tax compliance. Corporate operating expenses also include costs related to business acquisition, disposition, and integration, which we incur as a result of our strategy to grow through selective acquisitions. Core operating expenses primarily represent corporate operating expenses excluding costs related to business acquisition, disposition, and integration costs.

Business acquisition, disposition, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisitions and dispositions) and integrating completed acquisitions (including severance).

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019

Operating expenses increased $57.1 (95%) in 2020, primarily due to an increase in business acquisition, disposition, and integration costs as a result of the acquisition of Milacron, and the additional operating expenses from Milacron, partially offset by cost containment actions. These expenses as a percentage of net revenue were 4.7%, an increase of 140 basis points from the prior year.

Core operating expenses increased $2.8 (6%) in 2020, primarily driven by the additional operating expenses from Milacron, partially offset by cost containment actions. These expenses as a percentage of net revenue were 1.9%, an improvement of 50 basis points from the prior year, primarily driven by the additional net revenue from the acquisition of Milacron and the synergies realized in relation to combining two corporate centers and eliminating duplicative public company-related costs.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net (loss) income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA.

	Year Ended September 30,
	2020	2019
Consolidated net (loss) income	$(53.4)	$126.2
Interest income	(3.2)	(1.1)
Interest expense	77.4	27.4
Income tax expense	34.9	50.5
Depreciation and amortization	130.6	58.5
EBITDA	186.3	261.5
Impairment charges (1)	144.8	—
Business acquisition, disposition, and integration costs (2)	77.2	16.6
Restructuring and restructuring-related charges (3)	9.3	10.6
Inventory step-up (4)	40.7	0.2
Net loss on divestiture (5)	3.5	—
Loss on settlement of interest rate swaps (6)	—	6.4
Other (7)	2.6	—
Adjusted EBITDA	$464.4	$295.3

(1)Hillenbrand recorded $82.5 of impairment charges related to goodwill and certain intangible assets within both the Advanced Process Solutions and Molding Technology Solutions reportable segments during the second quarter of 2020 and $62.3 of non-cash charges (including a goodwill impairment charge and a valuation adjustment) related to assets held for sale within the Advanced Process Solutions reportable segment during the fourth quarter of 2020. For further information on the impairment charges, see Notes 2 and 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
(2)Business acquisition, disposition, and integration costs during 2020 and 2019 primarily included $71.6 and $15.2, respectively, of expenses for the settlement of outstanding Milacron share-based equity awards, professional fees, and severance and employee-related costs in connection with the acquisition and integration of Milacron. The remaining costs incurred during 2020 were primarily related to professional fees and other transaction costs in connection with the divestiture of Cimcool, while the remaining costs incurred during 2019 primarily included professional fees.
(3)Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during 2020 and 2019.
(4)Represents the non-cash charges related to the fair value adjustment of inventories acquired in connection with the acquisitions of Milacron and BM&M during 2020 and 2019, respectively. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information on the acquisitions of Milacron and BM&M.
(5)Hillenbrand recorded a pre-tax net loss on the divestiture of Cimcool during 2020. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information on the divestiture of Cimcool.
(6)During 2019, $6.4 was reclassified out of accumulated other comprehensive loss upon the settlement of interest rate swaps. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information.
(7)Other primarily included incremental expenses directly attributable to the COVID-19 pandemic, such as costs for sanitary supplies, bad debt expense, and transportation costs, during 2020.

Consolidated net (loss) income for 2020 compared to 2019 decreased $179.6 (142%). The decrease was primarily driven by impairment charges, inventory step-up charges and additional amortization on intangible assets in relation to the acquisition of Milacron, an increase in business acquisition, disposition, and integration costs, primarily in relation to the acquisition of Milacron, an increase in interest expense, a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), aftermarket parts and service, and other capital equipment within Advanced Process Solutions, inflation in wages and benefits, and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics. This decrease in consolidated net (loss) income was partially offset by a decrease in income tax expense, pricing and productivity initiatives, which include savings from prior year restructuring and cost containment actions, higher volume at Batesville, and a decrease in variable compensation. Foreign currency impact decreased consolidated net (loss) income by 0.2%.

Consolidated adjusted EBITDA for 2020 compared to 2019 increased $169.1 (57%). The increase was primarily due to the acquisition of Milacron, pricing and productivity initiatives, which include savings from prior year restructuring and cost containment actions, higher volume at Batesville, and a decrease in variable compensation. This increase in consolidated adjusted EBITDA was partially offset by a decline in demand for screening and separating equipment (including equipment that processes proppants for hydraulic fracturing), aftermarket parts and service, and other capital equipment within Advanced Process Solutions, inflation in wages and benefits, and unfavorable mix due to an increased proportion of lower margin, large systems sales in plastics. Foreign currency impact decreased adjusted EBITDA by 0.3%.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months and how we intend to use it.  We describe actual results in generating and utilizing cash by comparing 2020 to 2019.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.
We have taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe the Company ended the year with, and continues to have, sufficient liquidity to operate in the current business environment. Hillenbrand increased cash holdings over the past three quarters (from December 31, 2019 to September 30, 2020) by $159.8, primarily with cash proceeds from the issuance of $400.0 in senior unsecured notes in June 2020, net cash proceeds of $221.9 from the divestiture of the Cimcool business in March 2020, and cash generated from operations, partially offset by repayments made on the Revolver and the maturity of the $150.0 senior unsecured notes (the “2010 Notes”). As of September 30, 2020, Hillenbrand was in full compliance with all covenants under its financing agreements. We continue to evaluate additional measures to maintain financial flexibility and general working capital requirements as a result of the COVID-19 pandemic. As the impact of the COVID-19 pandemic on the economy and our operations has been changing frequently and evolving rapidly, we will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 pandemic and continue to assess cuts to discretionary spending and other variable costs.

As of September 30, 2020, we had $891.9 of maximum borrowing capacity under the Revolver, $882.7 of which was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $8.1 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, operating companies within the Advanced Process Solutions reportable segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of September 30, 2020, we had guarantee arrangements totaling $417.2, under which $261.4 was utilized for this purpose. These arrangements include the €175.0 Syndicated Letter of Guarantee Facility Agreement entered into on March 8, 2018 (the “L/G Facility Agreement”) by and among the Company and certain of its affiliates, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent. Under the L/G Facility Agreement, unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of September 30, 2020, we had a transition tax liability of 16.3 pursuant to the Tax Act. The cash at our international subsidiaries totaled $260.8 at September 30, 2020. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

COVID-19 impact

As discussed in the COVID-19 Impact section above, the Company has taken actions aimed to safeguard its capital position in the current COVID-19 environment. We believe the Company has sufficient liquidity to operate in the current business environment. The challenges posed by the COVID-19 pandemic on our businesses have evolved rapidly over the past three quarters and will continue to evolve further. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic, and we plan to take necessary steps to manage through such developments.

Events resulting from the effects of the ongoing COVID-19 pandemic may negatively impact our ability to comply with the covenants under the Revolver, which could lead us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, including as a result of the effects of the COVID-19 pandemic on the financial markets at such time.

TerraSource Global and flow control businesses

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which operate within the Advanced Process Solutions reportable segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. The divestiture of these businesses is expected to occur within one year. We expect to use cash proceeds generated from the divestiture of these businesses primarily to further reduce our outstanding debt.

Leverage update

The Company’s stated goal was to return net leverage (defined as debt, net of cash, to adjusted EBITDA) to below 2.75x within twelve months of the date the Milacron acquisition was completed, November 21, 2019. The Company remains committed to de-leveraging and intends to prioritize paying down its debt over the next twelve months; however, the effects of the COVID-19 pandemic are expected to continue to impact our cash flow and our ability to de-leverage at the pace we had previously anticipated.

Credit ratings update

The coupon rate on the 2019 Notes is impacted by public bond ratings from Moody’s and S&P Global, as downgrades from either rating agency increase the coupon rate by 0.25% per downgrade level below investment grade. During the third quarter of 2020, Moody’s and S&P Global each downgraded the Company’s senior unsecured credit rating by one level. As such, the original coupon rate of 4.5% on the 2019 Notes increased to 5.0%, effective September 15, 2020.

Other activities

The Tax Act requires the Company to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $16.3 recorded as of September 30, 2020. The transition tax liability under the Tax Act is expected to be paid over the next five years.

In December 2018, our Board of Directors authorized a new share repurchase program of up to $200.0. The Company has continued the temporary suspension of share repurchases in the near term as a result of the priority given to paying down long-term debt following the acquisition of Milacron and conserving cash in light of the impact of the COVID-19 pandemic.

Our anticipated contribution to our defined benefit pension plans in 2021 is $11.0. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

The aggregate amount of our quarterly cash dividends increased as a result of the additional common stock issued in connection with the acquisition of Milacron. We currently expect to pay approximately $16.0 each quarter based on our outstanding common stock at September 30, 2020. We increased our quarterly dividend in 2020 to $0.2125 per common share from $0.2100 per common share paid in 2019. As of the date of this filing, the Company is committed to paying our dividend, and our policy remains unchanged. As with all discretionary cash outlays, if the current economic challenges become significantly more pronounced or extend over a longer-than-expected period, the Company would evaluate all opportunities to preserve capital, including a dividend adjustment. We cannot predict whether, and to what extent, such an adjustment would be made given the various potential factors that could exist at such time.

We believe existing cash, cash flows from operations, borrowings under existing arrangements, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next twelve months. Based on these factors, we believe our current liquidity position is sufficient and will continue to meet all of our financial commitments in the current business environment. However, as mentioned above, management is continuing to evaluate the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic.

Key liquidity events

$400.0 senior unsecured notes

On June 16, 2020, we issued $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”). The 2020 Notes were issued at par value and bear interest at a fixed rate of 5.75% per year, payable semi-annually in arrears beginning December 2020. Unamortized deferred financing costs associated with the 2020 Notes of $5.2 are being amortized to interest expense on a straight-line basis over the remaining term of the 2020 Notes.

Acquisitions and divestitures

As discussed in Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, on November 21, 2019, we completed the acquisition of Milacron for a total purchase price of approximately $2,000.0 through a merger of our wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock that was issued and outstanding after the merger. Hillenbrand used approximately $1,750.0 of borrowings from notes, term loans, and the Revolver to pay the aggregate cash portion of the merger consideration, to pay off Milacron’s existing debt, and to pay fees and expenses related to the transaction. These borrowings were comprised of the following:

•$374.4 (net of discount) was raised in connection with issuing publicly traded notes (the “2019 Notes”) in September 2019;

•$650.0 of additional borrowings under the Revolver. With respect to the Revolver, Hillenbrand has made repayments since the closing date of the acquisition of Milacron, resulting in no outstanding balance as of September 30, 2020; and
•Two term loan commitments totaling $725.0 in principal.

See Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details on the financing for the Milacron acquisition.

We completed the divestiture of Cimcool on March 30, 2020, resulting in cash proceeds of $221.9, net of cash divested, at closing. We primarily used the cash proceeds to pay down debt.

Amendments to current financing agreements

On January 10, 2020, we amended the Credit Agreement (along with other of our financing agreements) to, among other things, (i) increase the maximum permitted leverage ratio; and (ii) add additional pricing levels to compensate for the increase in permitted leverage ratios.

On May 19, 2020, we further amended the Credit Agreement (along with other of our financing agreements) to, among other things, (i) increase the maximum permitted leverage ratio for current and future quarters; (ii) increase the margin paid on various rates defined in the Credit Agreement at certain pricing levels; (iii) add additional pricing levels to compensate for the increase in permitted leverage ratios; (iv) increase the interest rate floor for various rates defined in the Credit Agreement; (v) add as a condition to each borrowing under the Revolver that the amount of cash or cash equivalents on our Consolidated Balance Sheet not exceed $350.0, subject to certain exceptions; and (vi) impose certain restrictions on our ability to make restricted payments, including limitations on share repurchases and the payment of dividends, and grant liens on assets until January 1, 2022.

See Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details on these amendments.

Maturity of $150.0 senior unsecured notes

Upon maturity in July 2020, we refinanced the $150.0 senior unsecured notes issued in July 2010 on a long-term basis, as they were repaid with available borrowing capacity from the Revolver. There were no outstanding borrowings under the Revolver as of September 30, 2020, primarily due to repayments made with proceeds from the 2020 Notes issued in June 2020.

Cash Flows

	Year Ended September 30,
(in millions)	2020	2019
Cash flows provided by (used in)
Operating activities	$354.8	$178.9
Investing activities	(1,295.9)	(51.2)
Financing activities	854.9	217.5
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(2.3)
Net cash flows	$(87.6)	$342.9

Operating Activities

Operating activities provided $354.8 of cash during 2020, and provided $178.9 of cash during 2019, a $175.9 (98%) increase.  The increase in operating cash flow was primarily due to reduced working capital requirements, the additional cash flow provided by Milacron in 2020, cost containment actions taken during 2020, the settlement of interest rate swaps in 2019, and a decrease in income taxes paid, partially offset by an increase in payments for business acquisition, disposition, and integration costs in relation to the acquisition of Milacron and divestiture of Cimcool as well as higher interest paid.

Working capital requirements for the Advanced Process Solutions and Molding Technology Solutions reportable segments may fluctuate due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project.  Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $1,244.7 increase in cash used in investing activities during 2020 was primarily due to a cash outflow of $1,503.1 for the acquisition of Milacron in the current year, compared to $25.9 for the acquisition of BM&M in the prior year. Additionally, capital expenditures increased by $10.4 compared to the prior year period, primarily related to the acquisition of Milacron in the current year. These cash outflows were partially offset by inflows of $221.9 due to proceeds from the divestiture of Cimcool and $21.2 of proceeds from the sale of property, plant, and equipment, primarily related to the sale of two Molding Technology Solutions manufacturing facilities during the current year. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information on these acquisitions and divestitures.

Financing Activities

Cash provided by financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed to fund an acquisition.  Daily borrowing and repayment activity under the Revolver may fluctuate significantly between periods as we fulfill the capital needs of our business units.

Cash provided by financing activities during 2020 was $854.9, including $936.7 of proceeds, net of debt repayments. Cash provided by financing activities during 2019 was $217.5, including $281.3 of proceeds, net of debt repayments. The increase in cash provided by financing activities was primarily due to the issuance of two term loan commitments totaling $725.0 for financing the Milacron acquisition, the issuance of the 2020 Notes for $400.0 in June 2020, and a decrease in net repayments on the Revolver of $90.9 compared to the prior year, partially offset by the repayment of the 2010 Notes for $150.0 during 2020 and issuance of the 2019 Notes for $375.0 during 2019.

We returned $63.4 to shareholders in 2020 in the form of quarterly dividends.  We increased our quarterly dividend in 2020 to $0.2125 per common share from $0.2100 paid during 2019.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees at September 30, 2020, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations as of September 30, 2020.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable we have already incurred and have recorded in the Consolidated Financial Statements.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years		4-5 Years	After 5 Years
2020 Notes due 2025	$400.0	$—	$—		$400.0	$—
2019 Notes due 2026	375.0	—	—	—	—	375.0
Series A Notes due 2024	100.0	—	—		100.0	—
$500.0 term loan	475.0	25.0	75.0		375.0	—
$225.0 term loan	213.7	11.3	202.4		—	—
Interest on financing agreements (1)	302.7	65.9	123.8		95.0	18.0
Operating lease payments	166.9	34.8	53.4		27.4	51.3
Purchase obligations (2)	265.0	232.5	32.5		—	—
Defined benefit plan funding (3)	177.1	11.6	23.4		22.7	119.4
Other obligations (4)	35.0	8.5	4.0		9.7	12.8
Total contractual obligations (5)	$2,510.4	$389.6	$514.5		$1,029.8	$576.5

(1)Cash obligations for interest requirements relate to our fixed-rate debt obligations at the contractual rates and our variable-rate debt obligations at the current rates as of September 30, 2020.
(2)Agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(3)Includes projected contributions to achieve minimum funding objectives for our pension and postretirement healthcare plans.
(4)Primarily includes estimated payments for the Transition Tax liability, the estimated liquidation of liabilities related to both our short-term and long-term casket pricing obligation, self-insurance reserves, and severance payments.
(5)We have excluded from the table our $35.7 liability related to uncertain tax positions as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.

Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities

Summarized financial information of Hillenbrand (the “Parent”) and our subsidiaries that are guarantors of our senior unsecured notes (the “Guarantor Subsidiaries”) is shown below on a combined basis as the “Obligor Group.” The Company’s senior unsecured notes are guaranteed by certain of our wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and financial information of the Obligor Group. All intercompany balances and transactions between the Parent and Guarantor Subsidiaries have been eliminated and all information excludes subsidiaries that are not issuers or guarantors of our senior unsecured notes, including earnings from and investments in these entities.

	September 30, 2020	September 30, 2019
Combined Balance Sheets Information:
Current assets (1)	$2,088.7	$1,681.5
Non-current assets	4,548.4	2,634.4
Current liabilities (1)	2,067.7	1,343.0
Non-current liabilities	1,596.8	710.8

	Year Ended September 30, 2020	Year Ended September 30, 2019
Combined Statements of Operations Information:
Net revenue (2)	$859.6	$893.7
Gross profit	387.0	400.0
Net (loss) income attributable to Obligors	(32.1)	243.6

(1) Current liabilities include intercompany payables to non-guarantors of $256.2 as of September 30, 2020 and current assets included intercompany receivables with non-guarantors $5.3 as of September 30, 2019.
(2) Revenue includes intercompany sales with non-guarantors of $55.5 as of September 30, 2020 and $53.0 as of September 30, 2019.

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

We are exposed to various market risks.  We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.  Our primary exposures are typically to:  fluctuations in market prices for purchases of certain commodities; volatility in interest rates associated with the Revolver and term loans; volatility in the fair value of the assets held by our pension plans; and variability in exchange rates in foreign locations.

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

At September 30, 2020, our variable-rate debt obligations were $687.1, which included borrowings under our two term loan commitments that were issued in connection with the acquisition of Milacron. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest that is based upon, at the Company’s option, the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed borrowings under our variable-rate debt obligations remained unchanged for the next fiscal year, a one percentage point change in the related interest rates would decrease or increase our annual interest expense by approximately $6.9.

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

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  The aggregate notional amount of all derivative instruments was $232.8 and $128.9 at September 30, 2020 and 2019, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $2.6 and $2.5 (included in other current assets and other assets) and liabilities of $1.6 and $2.6 (included in other current liabilities) at September 30, 2020 and 2019, respectively. The fair value of these financial instruments would hypothetically change by approximately $8.5 and $4.2 as of September 30, 2020 and 2019, respectively, if there were a 10% movement in end-of-period market rates.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our Consolidated Balance Sheets.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation or depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of approximately $132.0 and $51.0 as of September 30, 2020 and 2019, respectively.

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

Management has excluded Milacron from its assessment of internal controls over financial reporting as of September 30, 2020 because the Company acquired Milacron effective November 21, 2019. Milacron constituted 51% and 29% of total assets (inclusive of acquired goodwill and identifiable intangible assets of $1,297.5 million) and net revenue, respectively, as of and for the year ended September 30, 2020.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2020.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Joe A. Raver
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Hillenbrand, Inc.’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hillenbrand, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Milacron Holdings Corp. (Milacron), which is included in the 2020 consolidated financial statements of Hillenbrand, Inc. and constituted 51% and 29% of total assets (inclusive of acquired goodwill and identifiable intangible assets of $1,297.5 million) and net revenue, respectively, as of and for the year ended September 30, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Milacron.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2020, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated November 12, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cincinnati, Ohio
November 12, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hillenbrand, Inc. (the Company) as of September 30, 2020, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 12, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Customer Relationships Intangible Asset Acquired in the Milacron Holdings Corp. (Milacron) Business Combination
Description of the Matter
As described in Note 4 of the consolidated financial statements, the Company completed its merger with Milacron for a total purchase price of approximately $2.0 billion on November 21, 2019. The transaction was accounted for as a business combination and the assets acquired, and liabilities assumed have been recorded based on preliminary estimates of fair value and are subject to change based on the finalization of the fair values of the assets acquired and liabilities assumed.

Auditing the Company’s accounting for its merger with Milacron was complex due to the significant estimation involved in estimating the fair value of customer relationships. The Company preliminarily allocated approximately $560.0 million of the purchase price to the fair value of the customer relationships intangible asset. The Company used the multi-period excess earnings method to value customer relationships. The significant assumptions used to estimate the fair value of the customer relationships included future revenue growth rates and margins on such revenue, and the discount rate that reflected the level of risk associated with the future cash flows attributable to the customer relationships. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over accounting for the Milacron acquisition, including controls over the recognition and measurement of the customer relationships intangible asset and management's judgements and evaluation over the underlying assumptions with regard to the valuation model applied. We also tested management's internal controls to validate that the data used in the valuation models was complete and accurate.

To test the estimated fair value of the acquired customer relationships intangible asset, our audit procedures included, among others, evaluating the Company’s selection of a valuation method and testing the valuation model and significant assumptions used in the valuation models, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry and market trends and to the historical results of the acquired Milacron business. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the acquired customer relationships intangible asset that would result from changes in the assumptions. In addition, we involved internal valuation specialists to assist in our evaluation of the valuation methodology and certain significant assumptions used by the Company. Our internal valuation specialists’ procedures included, among others, developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

Revenue Recognition - Over Time Revenue Recognition for Long-Term Manufacturing Contracts
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, $619.5 million of the Company’s total net revenue for the year ended September 30, 2020 relates to revenue recognized over time from long-term manufacturing contracts and is based on the cost-to-cost input method. Under this method, the Company recognizes revenue, cost and gross margin over time based on costs incurred to date relative to total estimated cost at completion.

Auditing the Company's measurement of revenue recognized over time on long-term manufacturing contracts is especially challenging because it involves subjective management assumptions regarding the estimated remaining costs of the long-term manufacturing contract that could span from several months to several years. These assumptions could be impacted by labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors and may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to recognize revenue over time on long-term manufacturing contracts, including controls over management’s review of the significant underlying assumptions described above.

Our audit procedures also included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management's calculations. This included, for example, inspection of the executed contract and testing management's cost estimates by comparing the inputs to the Company’s historical data or experience for similar contracts, the performance of sensitivity analyses and the performance of retrospective review analysis of prior management cost estimates to actual costs incurred for completed contracts. Additionally, procedures were performed to evaluate the timely identification of circumstances which may warrant a modification to a previous cost estimate, including changes in the Company’s internal and subcontractor performance trends.

Evaluation of Goodwill Impairment for Certain Reporting Units within the Advanced Process Solutions and Molding Technology Solutions reportable segments
Description of the Matter
At September 30, 2020, the Company has recorded goodwill of $485.1 million and $644.4 million within the Advanced Process Solutions and Molding Technology Solutions reportable segments, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually in the third quarter, or more frequently if indicators of potential impairment exist. During the second quarter of fiscal 2020, as a result of certain triggering events and changes in circumstances, the Company determined an interim impairment test was required for certain reporting units within the Advanced Process Solutions reportable segment and all reporting units within the Molding Technology Solutions reportable segment. As a result of the interim impairment test, the Company recorded a $72.3 million goodwill impairment charge related to certain reporting units within the Advanced Process Solutions reportable segment. No goodwill impairment was recorded related to the reporting units within the Molding Technology Solutions reportable segment. The Company’s annual impairment test in the third quarter of fiscal 2020 did not result in an impairment of goodwill for any of the Company’s reporting units. There were no interim impairment indicators identified in the fourth quarter of fiscal 2020.

Auditing management’s interim goodwill impairment test in the second quarter of fiscal 2020 related to certain reporting units within the Advanced Process Solutions reportable segment and the reporting units within the Molding Technology Solutions reportable segment was especially challenging due to the complexity of forecasting the long-term cash flows of these reporting units and the significant estimation uncertainty of certain assumptions included within such forecasts. The significant estimation uncertainty was primarily due to the sensitivity of the reporting units’ fair value to changes in the significant assumptions used in the income approach, such as forecasted revenue, EBITDA margins, long-term growth rates, and discount rates. These significant assumptions require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and macroeconomic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over management’s review of the significant assumptions described above and controls over management’s review of its financial forecasts and carrying values of its reporting units.

To test the estimated fair value of certain reporting units within the Advanced Process Solutions reportable segment and the reporting units within the Molding Technology Solutions reportable segment, we performed audit procedures that included, among others, involving an internal valuation specialist to assist in our evaluation of the methodologies and certain significant assumptions used by the Company. We assessed the reasonableness of the Company’s assumptions around forecasted revenue, EBITDA margins, long-term growth rates, and discount rates by comparing those assumptions to recent historical performance, current economic and industry trends, and financial forecasts. We also assessed the reasonableness of estimates included in the Company’s reporting unit financial forecast by evaluating how such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy of forecasting reporting unit revenue and EBITDA margins by comparing past forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the fair value calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Cincinnati, Ohio
November 12, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Hillenbrand, Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2019, including the related notes and financial statement schedule of valuation and qualifying accounts as of September 30, 2019 and September 30, 2018 and for each of the two years in the period ended September 30, 2019 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
November 13, 2019, except for the effects of assets and liabilities that have been reclassified to held for sale discussed in Note 4 to the consolidated financial statements, as to which the date is November 12, 2020

We served as the Company's auditor from 2007 to 2019.

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2020	2019	2018
Net revenue	$2,517.0	$1,807.3	$1,770.1
Cost of goods sold	1,703.7	1,184.3	1,128.0
Gross profit	813.3	623.0	642.1
Operating expenses	538.2	379.7	378.9
Amortization expense	71.9	32.5	30.2
Impairment charges	144.8	—	63.4
Interest expense	77.4	27.4	23.3
Other income (expense), net	0.5	(6.7)	0.2
(Loss) income before income taxes	(18.5)	176.7	146.5
Income tax expense	34.9	50.5	65.3
Consolidated net (loss) income	(53.4)	126.2	81.2
Less: Net income attributable to noncontrolling interests	6.7	4.8	4.6
Net (loss) income attributable to Hillenbrand	$(60.1)	$121.4	$76.6

Net (loss) income — per share of common stock
Basic (loss) earnings per share	$(0.82)	$1.93	$1.21
Diluted (loss) earnings per share	$(0.82)	$1.92	$1.20
Weighted-average shares outstanding — basic	73.4	62.9	63.1
Weighted-average shares outstanding — diluted	73.4	63.3	63.8

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended September 30,
	2020	2019	2018
Consolidated net (loss) income	$(53.4)	$126.2	$81.2
Other comprehensive (loss) income, net of tax
Currency translation	43.1	(20.6)	(7.9)
Pension and postretirement (net of tax of $0.2, $7.7, and $1.3)	(1.3)	(21.3)	4.3
Net unrealized (loss) gain on derivative instruments (net of tax of $0.0, $0.2, and $0.0)	1.5	(14.5)	(0.1)
Total other comprehensive income (loss), net of tax	43.3	(56.4)	(3.7)
Consolidated comprehensive (loss) income	(10.1)	69.8	77.5
Less: Comprehensive income attributable to noncontrolling interests	6.2	4.8	3.9
Comprehensive (loss) income attributable to Hillenbrand	$(16.3)	$65.0	$73.6

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$302.2	$399.0
Trade receivables, net	279.5	194.8
Receivables from long-term manufacturing contracts	138.1	180.3
Inventories	385.4	157.7
Prepaid expenses and other current assets	83.2	46.8
Current assets held for sale	181.3	44.6
Total current assets	1,369.7	1,023.2
Property, plant, and equipment, net	314.2	129.4
Operating lease right-of-use assets	154.4	—
Intangible assets, net	960.7	312.1
Goodwill	1,137.8	470.7
Noncurrent assets held for sale	—	261.1
Other long-term assets	50.6	32.1
Total Assets	$3,987.4	$2,228.6

LIABILITIES
Current Liabilities
Trade accounts payable	$271.6	$228.5
Liabilities from long-term manufacturing contracts and advances	189.1	153.4
Current portion of long-term debt	36.3	—
Accrued compensation	96.1	70.4
Current liabilities held for sale	32.5	20.0
Other current liabilities	226.5	117.0
Total current liabilities	852.1	589.3
Long-term debt	1,516.3	619.5
Accrued pension and postretirement healthcare	166.8	131.3
Operating lease liabilities	120.9	—
Deferred income taxes	185.8	61.6
Noncurrent liabilities held for sale	—	12.2
Other long-term liabilities	66.1	44.9
Total Liabilities	2,908.0	1,458.8

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 63.9 shares issued, 74.8 and 62.7 shares outstanding)	—	—
Additional paid-in capital	723.6	345.3
Retained earnings	481.4	599.5
Treasury stock (1.0 and 1.2 shares), at cost	(43.2)	(50.1)
Accumulated other comprehensive loss	(102.8)	(140.6)
Hillenbrand Shareholders’ Equity	1,059.0	754.1
Noncontrolling interests	20.4	15.7
Total Shareholders’ Equity	1,079.4	769.8

Total Liabilities and Equity	$3,987.4	$2,228.6

 See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2020	2019	2018
Operating Activities
Consolidated net (loss) income	$(53.4)	$126.2	$81.2
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	130.6	58.5	56.5
Impairment charges	144.8	—	63.4
Deferred income taxes	(19.5)	6.7	3.7
Amortization of deferred financing costs	3.9	6.8	0.9
Settlement of interest rate swaps, net	—	(13.8)	—
Share-based compensation	14.0	12.0	12.1
Settlement of Milacron share-based equity awards	5.9	—	—
Net loss on divestitures	3.5	—	—
Trade accounts receivable and receivables on long-term manufacturing contracts	91.7	(66.2)	(13.0)
Inventories	58.5	(8.6)	(24.0)
Prepaid expenses and other current assets	19.0	(7.6)	(0.1)
Trade accounts payable	(68.2)	46.4	41.6
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(2.5)	36.0	5.8
Income taxes payable	16.4	(9.6)	23.0
Defined benefit plan funding	(12.4)	(10.3)	(10.9)
Defined benefit plan expense	6.8	3.5	3.6
Other, net	15.7	(1.1)	4.5
Net cash provided by operating activities	354.8	178.9	248.3

Investing Activities
Capital expenditures	(35.9)	(25.5)	(27.0)
Proceeds from sales of property, plant, and equipment	21.2	0.2	3.7
Acquisitions of businesses, net of cash acquired	(1,503.1)	(25.9)	—
Proceeds from divestiture, net of cash divested	221.9	—	—
Other, net	—	—	(0.1)
Net cash used in investing activities	(1,295.9)	(51.2)	(23.4)

Financing Activities
Proceeds from issuance of long-term debt	1,125.2	374.4	—
Repayments of long-term debt	(186.3)	—	(148.5)
Proceeds from revolving credit facility	1,351.7	897.3	1,096.8
Repayments on revolving credit facility	(1,353.9)	(990.4)	(1,065.7)
Payment of deferred financing costs	(14.7)	(7.5)	(2.8)
Payment of dividends on common stock	(63.4)	(52.6)	(52.1)
Repurchases of common stock	—	—	(61.0)
Proceeds from stock option exercises and other	1.2	2.6	11.2
Payments for employee taxes on net settlement equity awards	(1.9)	(4.2)	(4.1)
Other, net	(3.0)	(2.1)	(6.3)
Net cash provided by (used in) financing activities	854.9	217.5	(232.5)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(2.3)	(2.7)

Net cash flows	(87.6)	342.9	(10.3)

Cash, cash equivalents, and restricted cash:
At beginning of period	399.4	56.5	66.8
At end of period	$311.8	$399.4	$56.5

Cash paid for interest	$56.7	$19.9	$20.7
Cash paid for income taxes	$39.2	$53.3	$38.9
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$302.2	$399.0
Short-term restricted cash included in other current assets	9.6	0.4
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$311.8	$399.4
See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2017	63.8	$349.9	$507.1	0.7	$(24.4)	$(81.2)	$14.5	$765.9
Total other comprehensive loss, net of tax	—	—	—	—	—	(3.0)	(0.7)	(3.7)
Net income	—	—	76.6	—	—	—	4.6	81.2
Issuance/retirement of stock for stock awards/options	0.1	(11.2)	—	(0.5)	18.3	—	—	7.1
Share-based compensation	—	12.1	—	—	—	—	—	12.1
Purchases of common stock	—	—	—	1.4	(61.0)	—	—	(61.0)
Dividends ($0.8300 per share)	—	0.6	(52.7)	—	—	—	(5.4)	(57.5)
Balance at September 30, 2018	63.9	351.4	531.0	1.6	(67.1)	(84.2)	13.0	744.1
Total other comprehensive loss, net of tax	—	—	—	—	—	(56.4)	—	(56.4)
Net income	—	—	121.4	—	—	—	4.8	126.2
Issuance/retirement of stock for stock awards/options	—	(18.6)	—	(0.4)	17.0	—	—	(1.6)
Share-based compensation	—	12.0	—	—	—	—	—	12.0
Dividends ($0.8400 per share)	—	0.5	(53.1)	—	—	—	(2.1)	(54.7)
Other	—	—	0.2	—	—	—	—	0.2
Balance at September 30, 2019	63.9	345.3	599.5	1.2	(50.1)	(140.6)	15.7	769.8
Total other comprehensive income (loss), net of tax	—	—	—	—	—	43.8	(0.5)	43.3
Net (loss) income	—	—	(60.1)	—	—	—	6.7	(53.4)
Issuance/retirement of stock for stock awards/options	—	(7.6)	—	(0.2)	6.9	—	—	(0.7)
Share-based compensation	—	14.0	—	—	—	—	—	14.0
Dividends ($0.8500 per share)	—	0.6	(64.0)	—	—	—	(1.5)	(64.9)
Common stock issued to acquire Milacron (see Note 4)	11.9	371.3	—	—	—	—	—	371.3
Reclassifications of certain income tax effects (1)	—	—	6.0	—	—	(6.0)	—	—
Balance at September 30, 2020	75.8	$723.6	$481.4	1.0	$(43.2)	$(102.8)	$20.4	$1,079.4

(1)Income tax effects of the Tax Act (as defined in Note 2) were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 2 for more information.

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

1.              Background

Hillenbrand, Inc. is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world.  The Company strives to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes the Company’s mission, vision, values, and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make the Company’s businesses both bigger and better.  The Company’s goal is to continue developing Hillenbrand as a world-class global diversified industrial company through the deployment of the HOM.

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

Hillenbrand’s portfolio is composed of three reportable operating segments:  Advanced Process Solutions, Molding Technology Solutions, and Batesville®.  Advanced Process Solutions designs, develops, manufactures, and services highly engineered industrial equipment around the world. Molding Technology Solutions is a global leader in highly engineered and customized systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries unless context otherwise requires.

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, and the effects of the COVID-19 pandemic and such associated measures on management’s estimates and results of operations through September 30, 2020 are reflected in the Consolidated Financial Statements. Given the unprecedented nature of the COVID-19 pandemic, the Company cannot reasonably estimate the full extent of the impact that the COVID-19 pandemic will have on its consolidated financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides. Events and changes in circumstances arising after September 30, 2020, including those resulting from the ongoing impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings.

2.             Summary of Significant Accounting Policies

Basis of presentation — The accompanying Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries.  They also include two subsidiaries where the Company’s ownership percentage is less than 100%.  The portion of the businesses that are not owned by the Company is presented as noncontrolling interests within equity in the Consolidated Balance Sheets.  Income attributable to the noncontrolling interests is separately reported within the Consolidated Statements of Operations.  All significant intercompany accounts and transactions have been eliminated.

Use of estimates — The Company prepared the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the reporting period.  The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, government policies surrounding the containment of the COVID-19 pandemic and changes in the prices of raw materials, can have a significant effect on operations. Actual results could differ from those estimates.

Foreign currency translation — The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive loss in shareholders’ equity.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in other income (expense), net within the Consolidated Statements of Operations when the transaction is settled.

Cash and cash equivalents include short-term investments with original maturities of three months or less.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing accounts receivable portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when the Company believes it is probable the receivable will not be recovered. The Company generally holds trade accounts receivable until they are collected.  At September 30, 2020 and 2019, the Company had reserves against trade receivables of $24.0 and $22.5, respectively.

The Company specifically considered the impact of the COVID-19 pandemic on its trade receivables and determined there was no material impact on existing trade receivables at September 30, 2020.

Inventories are valued at the lower of cost or market.  Inventory costs that are determined by the last-in, first-out (“LIFO”) method represented approximately 11% and 28% of inventories at September 30, 2020 and 2019, respectively.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods. If the FIFO method of inventory accounting, which approximates current cost, had been used for inventory accounted for using the LIFO method, that inventory would have been approximately $14.9 and $17.3 higher than reported at September 30, 2020 and 2019, respectively.

	September 30,
	2020	2019
Finished goods	$163.4	$49.0
Raw materials and components	133.3	68.2
Work in process	88.7	40.5
Total inventories	$385.4	$157.7

The Company specifically considered the impact of the COVID-19 pandemic on its inventories, and determined there was no material impact on existing inventories at September 30, 2020.

Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method based on estimated useful lives of three to 50 years for buildings and improvements and three to 25 years for machinery and equipment. Major improvements that extend the useful lives of such assets are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected within other income (expense), net on the Consolidated Statements of Operations. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. There was no impairment loss during 2020, 2019, and 2018. Total depreciation expense was 2020, 2019, and 2018 was $55.7, $23.2, and $23.4, respectively.

	September 30, 2020		September 30, 2019
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$27.8	$(3.6)	$13.1	$(3.4)
Buildings and building equipment	159.4	(70.1)	95.7	(61.3)
Machinery and equipment	469.1	(268.4)	320.4	(235.1)
Total	$656.3	$(342.1)	$429.2	$(299.8)

Goodwill is not amortized, but is tested for impairment at least annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances. Goodwill has been assigned to reporting units. The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the years ended September 30, 2020 and 2019:

	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Balance September 30, 2018	$464.2	$—	$8.3	$472.5
Acquisitions (1)	12.4	—	—	12.4
Foreign currency adjustments	(14.2)	—	—	(14.2)
Balance September 30, 2019	462.4	—	8.3	470.7
Acquisitions (1)	1.7	714.7	—	716.4
Divestiture (2)	—	(77.9)	—	(77.9)
Foreign currency adjustments	21.0	7.6	—	28.6
September 30, 2020 (3)	$485.1	$644.4	$8.3	$1,137.8

(1)See Note 4 for further information on the acquisitions of Milacron and BM&M.
(2)See Note 4 for further information on the divestiture of Cimcool.
(3)The goodwill impairment charges recorded during 2020 for the reporting units within the Advanced Process Solutions reportable segment are not shown in the table above as the related goodwill is classified as assets held for sale on the Consolidated Balance Sheets. See Note 4 for further information.

Annual impairment assessment

Testing for impairment of goodwill and indefinite lived assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the asset or reporting unit may have decreased below the carrying value.  The Company’s annual assessment was performed in the third quarter of 2020 and consists of determining each reporting unit’s current fair value compared to its current carrying value. For all reporting units tested, the fair value of goodwill was determined to exceed the carrying value, resulting in no further impairment to goodwill as part of the annual impairment test. Additionally, the fair value of indefinite lived trade names was determined to meet or exceed the carrying value for all trade names, resulting in no impairment to trade names.

Determining the fair value of a reporting unit requires the Company to make significant judgments, estimates, and assumptions. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values.

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment, achievement of synergy initiatives, market data and market multiples, discount rates, and terminal growth rates, as well as future levels of revenue growth, operating margins, depreciation, amortization, and working capital requirements, which are based upon the Company’s strategic plan. Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rates may be impacted by adverse changes in the macroeconomic environment, including specifically the COVID-19 pandemic, volatility in the equity and debt markets or other factors. While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a further decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

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

Interim impairment assessments

Fourth quarter of 2020

As a result of classifying certain reporting units within the Advanced Process Solutions reportable segment as held for sale at September 30, 2020, the Company recorded a goodwill impairment of $16.9 during the fourth quarter of 2020. See Note 4 for further information.

As a result of the interim impairment review triggered during the second quarter of 2020 for all reporting units within the Molding Technology Solutions reportable segment, as discussed below, the Company determined that no impairment of goodwill occurred for these reporting units. The estimated fair value, as calculated, for all four reporting units within the Molding Technology Solutions reportable segment ranged from approximately 3% to 16% greater than their carrying value. During the remainder of the year ended September 30, 2020, there were no significant adverse changes to the Company’s previous forecasts or in macroeconomic conditions that triggered an interim impairment review.

Second quarter of 2020

In connection with the preparation of the Consolidated Financial Statements for the second quarter of 2020, an interim impairment assessment was performed for select reporting units within the Advanced Process Solutions and Molding Technology Solutions reportable segments as a result of certain triggering events and changes in circumstances discussed in detail below. Additionally, based on the macroeconomic factors below, as well as the decline in the Company’s common stock price during the second quarter of 2020, the Company performed a qualitative review for all remaining reporting units and determined that those reporting units did not require an interim impairment test as it was more likely than not that the current fair value of those reporting units exceeded their carrying value, based on their current and projected financial performance as well as the headroom from previous goodwill impairment tests.

For certain reporting units within the Advanced Process Solutions reportable segment, an interim impairment review was triggered during the second quarter of 2020 by the Company’s decision to redirect its strategic investments as it remains focused on deleveraging following two major events: (1) the continued evaluation of the Company’s operations following the acquisition of Milacron completed on November 21, 2019, and (2) adverse macroeconomic conditions primarily driven by the COVID-19 pandemic. In connection with these events, the Company made the decision to limit its future strategic investment in its two reporting units that primarily sell and manufacture products in the flow control sector. The decision to limit future investment, as well as the Company’s updated forecasts, which considered the impact of the COVID-19 pandemic, reduced those reporting units’ anticipated annual revenue growth rates and corresponding profitability and cash flows. The annual revenue growth rates utilized in the Company’s fair value estimate are consistent with the reporting units’ operating plans. As a result of the change to expected future cash flows, along with comparable fair value information, the Company concluded that the carrying value for these reporting units exceeded their fair value, resulting in goodwill impairment charges of $72.3 during the second quarter of 2020. The pre-impairment goodwill balance for these reporting units was $95.2. A 10% further reduction in the fair value of these reporting units would indicate a potential additional goodwill impairment of approximately $12.0.  Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name associated with one of these reporting units exceeded its fair value. As a result, an impairment charge of $0.7 was recorded for this trade name during the second quarter of 2020. The pre-impairment balance for this trade name was $4.4.

For the reporting units within the Molding Technology Solutions reportable segment, an interim impairment review was triggered during the second quarter of 2020, due to adverse macroeconomic conditions primarily driven by the COVID-19 pandemic. Subsequent to the Company completing the acquisition of Milacron on November 21, 2019, the Company revised its forecasts for all reporting units within the Molding Technology Solutions reportable segment due to the deterioration in the overall global economy largely as a result of the COVID-19 pandemic. As a result of the decline in forecasted net revenue, under the relief-from-royalty fair value method, the Company concluded that the carrying value of certain trade names and technology associated with these reporting units exceeded their fair value. As a result, impairment charges of $9.5 were recorded for these intangible assets during the second quarter of 2020. The pre-impairment balance for these intangible assets was $125.0. A 10% further reduction in the fair value of these intangible assets, caused by further declines in forecasted net revenue and changes in the discount rate selected by the Company, would indicate a potential additional impairment of approximately $12.0.

The impairment charges to goodwill and the intangible assets were nondeductible for tax purposes. The following table summarizes the impairment charges by reportable segment recorded by the Company during the second quarter of 2020:

	Advanced Process Solutions	Molding Technology Solutions	Total
Goodwill	$72.3	$—	$72.3
Trade names	0.7	7.9	8.6
Technology, including patents	—	1.6	1.6
Total	$73.0	$9.5	$82.5

Fiscal year 2018

In connection with the preparation of the Consolidated Financial Statements for the second quarter of 2018, an interim impairment assessment was performed at the reporting unit most directly impacted by domestic coal mining and coal power. During the quarter ended March 31, 2018, published industry reports reduced their forecasts for domestic coal production and consumption. The reporting unit also experienced a larger than expected decline in orders for equipment and parts used in the domestic coal mining and coal power industries. In conjunction with these events and as part of the long-term strategic forecasting process, the Company made the decision to redirect strategic investments for growth, significantly reducing the reporting unit’s terminal growth rate. As a result of this change in expected future cash flows, along with comparable fair value information, management concluded that the reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $58.8 during the year ended September 30, 2018.

Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which the Company expects to receive future economic benefits from these assets.  The Company assesses the carrying value of trade names annually, or more often if events or changes in circumstances indicate there may be impairment. Estimated amortization expense related to intangible assets for the next five years is: $57.2 in 2021, $56.1 in 2022, $55.6 in 2023, $55.5 in 2024, and $52.6 in 2025.

	September 30, 2020		September 30, 2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	787.6	(151.8)	287.7	(109.3)
Technology, including patents	137.6	(51.0)	56.1	(38.7)
Software	65.6	(54.1)	53.1	(47.8)
Backlog	10.0	(10.0)	—	—
Other	0.1	(0.1)	0.2	(0.2)
	1,001.1	(267.2)	397.3	(196.2)
Indefinite-lived assets:
Trade names	226.8	—	111.0	—

Total	$1,227.9	$(267.2)	$508.3	$(196.2)

The net change in intangible assets during the year ended September 30, 2020 was driven primarily by the following:

•the acquisition of Milacron, which included acquired intangible assets of $815.0;
•the divestiture of Cimcool, which included divested gross intangible assets of $122.1;
•impairment charges to intangible assets of $10.2;
•normal amortization; and
•foreign currency adjustments.

See Note 4 for further information on the acquisition of Milacron and the divestiture of Cimcool.

Annual impairment assessment

As a result of the required annual impairment assessment performed in the third quarter of 2020, the fair value of trade names was determined to meet or exceed the carrying value for all trade names, resulting in no impairment to trade names as a result of the annual impairment test during the year ended September 30, 2020.

Interim impairment assessments

    Second quarter of 2020

Impairment charges of $10.2 were recorded to intangible assets as a result of an interim impairment review triggered during the second quarter of 2020. See discussion of interim impairment assessments in the Goodwill section above for further information on the impairment charges.

Second quarter of 2018

An impairment charge of $4.6 was recorded during the year ended September 30, 2018 for trade names most directly impacted by domestic coal mining and coal power. See discussion of interim impairment assessments in the Goodwill section above for further information on the impairment charge.

Environmental liabilities — Expenditures that relate to an existing condition caused by past operations which do not contribute to current or future net revenue generation are expensed.  A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These reserves are determined without consideration of possible loss recoveries.  Based on consultations with an environmental engineer, the range of liability is estimated based on current interpretations of environmental laws and regulations.  A determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, and the periods in which the Company will make payments toward the remediation plan.  The Company does not make an estimate of inflation for environmental matters because the number of sites is relatively small, the Company believes the magnitude of costs to execute remediation plans is not significant, and the estimated time frames to remediate sites are not believed to be lengthy.

Specific costs included in environmental expense and reserves include site assessment, remediation plan development, clean-up costs, post-remediation expenditures, monitoring, fines, penalties, and legal fees.  The amount reserved represents the expected undiscounted future cash outflows associated with such plans and actions and the Company believes is not significant to Hillenbrand.

Self-insurance — The Company is self-funded up to certain limits in the U.S. for product and general liability, workers compensation, and auto liability insurance programs, as well as certain employee health benefits including medical, drug, and dental.  Claims covered by insurance have in most instances deductibles and self-funded retentions up to $0.5 per occurrence, depending upon the type of coverage and policy period.  The Company’s policy is to estimate reserves for product and general liability, workers compensation, and auto liability based upon a number of factors, including known claims, estimated incurred but not reported claims, and outside actuarial analysis.  The outside actuarial analysis is based on historical information along with certain assumptions about future events.  These reserves are classified as other current liabilities and other long-term liabilities within the Consolidated Balance Sheets.

Treasury stock consists of the Company’s common shares that have been issued but subsequently reacquired.  The Company accounts for treasury stock purchases under the cost method.  When these shares are reissued, the Company uses an average-cost method to determine cost.  Proceeds in excess of cost are credited to additional paid-in capital.

In December 2018, the Board of Directors authorized a new share repurchase program of up to $200.0 in replacement of the Company’s prior share repurchase program, which eliminated the balance of approximately $39.6 remaining under that prior authorization. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  Share repurchases under the program are classified as treasury stock. The Company made no repurchases of common stock during 2020 or 2019. The Company repurchased approximately 1,385,600 shares of common stock during 2018, at a total cost of $61.0. During the years ended September 30, 2020, 2019, and 2018, there were shares of approximately 200,000, 400,000, and 500,000, respectively, issued from treasury stock under stock compensation programs.  At September 30, 2020, the Company had $200.0 remaining for share repurchases under the existing Board authorization.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued or outstanding at September 30, 2020 and 2019.

Accumulated other comprehensive loss includes all changes in Hillenbrand shareholders’ equity during the period except those that resulted from investments by or distributions to shareholders. Accumulated other comprehensive loss was comprised of the following amounts as of:

	September 30,
	2020	2019
Currency translation	$(21.1)	$(64.7)
Pension and postretirement (net of taxes of $24.2 and $30.0)	(69.6)	(62.3)
Unrealized loss on derivative instruments (net of taxes of $0.7 and $0.7)	(12.1)	(13.6)
Accumulated other comprehensive loss	$(102.8)	$(140.6)

Revenue recognition — Effective October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), under the modified retrospective transition approach. See Note 3 for the Company’s policy for recognizing revenue under ASC 606 as well as the various other disclosures required by ASC 606.

For the year ended September 30, 2018, net revenue continues to be presented based on prior guidance. Under such guidance, net revenue included gross revenue less sales discounts, customer rebates, sales incentives, and product returns, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to customers.  The Company estimated these allowances based upon historical rates and projections of customer purchases toward contractual rebate thresholds.

A portion of Hillenbrand’s net revenue was derived from long-term manufacturing contracts.  The majority of this revenue was recognized based on the percentage-of-completion method. Under this method, net revenue is recognized based upon the costs incurred to date as compared to the total estimated project costs.

Accounting for these contracts involves management judgment in estimating total contract revenue and cost.  Contract revenue is largely determined by negotiated contract prices and quantities, modified by the Company’s assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses.  Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires management judgment.  Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections.  Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.  Revenue and cost estimates are regularly monitored and revised based on changes in circumstances.  Anticipated losses on long-term contracts are recognized immediately when such losses become evident.  The Company maintains financial controls over the customer qualification, contract pricing, and estimation processes to seek to reduce the risk of contract losses.

Net revenue for components, most aftermarket parts, and service is recognized when title and risk of loss passes to the customer.

Cost of goods sold consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, and overhead costs.  It also includes costs associated with the distribution and delivery of products.

Research and development costs are expensed as incurred as a component of operating expenses and were $18.6, $10.6, and $11.7 during 2020, 2019, and 2018, respectively.

Warranty costs — The Company records the estimated warranty cost of a product at the time net revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections. The Company’s warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold. The Company engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $23.8 and $16.3 as of September 30, 2020 and 2019, respectively. Warranty costs were $4.5, $3.4, and $3.3 during 2020, 2019, and 2018, respectively. The warranty reserve recorded in connection with the acquisition of Milacron as of November 21, 2019 was $8.5.

Income taxes — On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, some of which went into effect during the year ended September 30, 2018 including, but not limited to (a) a reduction of the U.S. federal corporate tax rate from 35% to 21%, (b) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”), and (c) immediate expensing of certain capital expenditures. Since the effective date of the reduced tax rate was January 1, 2018, the year ended September 30, 2018 had a prorated U.S. federal corporate tax rate of 24.5%. In addition to the 21% tax rate, other key provisions of the Tax Act, such as the limitation on the deductibility of interest expense, the repeal of the Domestic Production Activities Deduction, imposition of tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (FDII), and the Base Erosion and Anti-Abuse Tax (BEAT) went into effect during the year ended September 30, 2019. A company can elect to either recognize deferred taxes or provide tax expense in the year GILTI is incurred. The Company has elected to account for GILTI in the year the tax is incurred.

The Company establishes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined in part based on the differences between the accounting treatment of tax assets and liabilities under GAAP and the tax basis of assets and liabilities using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in statutory tax rates on deferred tax assets and liabilities is recognized in net income in the period that includes the enactment date. The Company continues to assert that most of the cash at its foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been recorded in the Consolidated Financial Statements, as the Company does not intend, nor does the Company foresee a need, to repatriate these funds. The Company continues to actively evaluate its global capital deployment and cash needs.

The Company has a variety of deferred income tax assets in numerous tax jurisdictions. The recoverability of these deferred income tax assets is assessed periodically, and valuation allowances are recognized if it is determined that it is more likely than not that the benefits will not be realized. When performing this assessment, the Company considers the ability to carryback losses to prior tax periods, future taxable income, the reversal of existing temporary differences, and tax planning strategies. The Company accounts for accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Derivative financial instruments — The Company has hedging programs in place to manage its currency exposures.  The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms up to 24 months. Additionally, the Company periodically enters into interest rate swaps to manage or hedge the risks associated with indebtedness and interest payments. The Company’s objectives in using these swaps are to add stability to interest expense and to manage exposure to interest rate movements.

The Company measures all derivative instruments at fair value and reports them on the Consolidated Balance Sheets as assets or liabilities.  Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting have been satisfied.  If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset or liability are recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified to earnings in the same period that the hedged transaction affects earnings. The portion of the gain or loss that does not qualify for hedge accounting is immediately recognized in earnings.

The aggregate notional amount of all derivative instruments was $232.8 and $128.9 at September 30, 2020 and 2019, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $2.6 and $2.5 (included in other current assets and other assets) and liabilities of $1.6 and $2.6 (included in other current liabilities) at September 30, 2020 and 2019, respectively. See Note 14 for additional information on the fair value of the Company’s derivative instruments.

Foreign currency derivatives

Contracts designated as cash flow hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive loss.  Foreign exchange contracts intended to manage foreign currency exposures within the Consolidated Balance Sheets have an offsetting amount recorded in other income (expense), net.  The cash flows from such hedges are presented in the same category in the Consolidated Statement of Cash Flows as the items being hedged.

Interest rate swap contracts

During the first quarter of 2019, the Company entered into interest rate swap contracts to hedge the interest rate associated with the forecasted issuance of $150.0 ten-year, fixed-rate debt. In September 2019, the Company issued $375.0 of senior unsecured notes (the “2019 Notes” as defined in Note 6) with a term of seven years. As a result of this issuance, Hillenbrand terminated and settled the interest rate swap contracts for a cash payment of $20.2.

Upon the issuance of the 2019 Notes, Hillenbrand determined that it was probable that the originally forecasted issuance of ten-year, fixed-rate debt would not occur. As a result, the Company accelerated the release of accumulated other comprehensive loss related to the missed forecasted transaction, resulting in a loss on settlement of $6.4. The loss on settlement was recorded within other income (expense), net, on the Consolidated Statements of Operations. The remaining $13.8 is classified within accumulated other comprehensive loss and will be amortized into Interest expense over the seven-year term of the 2019 Notes. As of September 30, 2020, the Company expects to reclassify amounts of $2.0 out of accumulated other comprehensive loss into interest expense over the next twelve months related to these interest rate swap contracts.

During the year ended September 30, 2018, the Company entered into interest rate swap contracts on $50.0 of outstanding borrowings under the Revolver (as defined in Note 6) in order to manage exposure to variable interest payments. The Company terminated these interest rate swaps in the fourth quarter of 2018. As a result, a gain on settlement of $2.3 was released from accumulated other comprehensive loss to other income (expense), net.

Business acquisitions and related business acquisition and integration costs — Assets and liabilities associated with business acquisitions are recorded at fair value, using the acquisition method of accounting.  The Company allocates the purchase price of acquisitions based upon the fair value of each component, which may be derived from observable or unobservable inputs and assumptions.  The Company may utilize third-party valuation specialists to assist us in this allocation.  Initial purchase price allocations are preliminary and subject to revision within the measurement period, generally not to exceed one year from the date of acquisition.

Business acquisition and integration costs are expensed as incurred and are reported as a component of cost of goods sold, operating expenses, and other income (expense), net, depending on the nature of the cost.  The Company defines these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with investigating opportunities (including acquisition and disposition).  Business acquisition and integration costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of the Company’s business development department.

Businesses and assets held for sale — Businesses and assets held for sale represent components that meet accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in the Consolidated Financial Statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell.

For assets (disposal group) held for sale, the disposal group as a whole is measured at the lower of its carrying amount or fair value less cost to sell after adjusting the individual assets of the disposal group, if necessary. If the carrying value of assets, after the consideration of other asset valuation guidance, exceeds fair value less cost to sell, the Company establishes a valuation adjustment which would offset the original carrying value of disposal group. This valuation adjustment would be adjusted based on subsequent changes in our estimate of fair value less cost to sell. If the fair value less cost to sell increases, the carrying amount of the long-lived assets would be adjusted upward; however, the increased carrying amount cannot exceed the carrying amount of the disposal group before the decision to dispose of the assets was made. Estimates are required to determine the fair value, the disposal costs and the time period to dispose of the assets. The estimate of fair value incorporates the transaction approach, which utilizes pricing indications derived from recent acquisition transactions involving comparable companies. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company reviews all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values, less cost to sell. See Note 4 for further information.

Restructuring costs may occur when the Company takes action to exit or significantly curtail a part of the Company’s operations or change the deployment of assets or personnel.  A restructuring charge can consist of an impairment or accelerated depreciation of affected assets, severance costs associated with reductions to the workforce, costs to terminate an operating lease or contract, and charges for legal obligations for which no future benefit will be derived.

Recently adopted accounting standards — Beginning in 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, plus a number of related ASUs designed to clarify and interpret ASC 606. The new standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes GAAP guidance on revenue recognition and requires the use of more estimates than the previously effective standards. It also requires significant disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The new standard became effective for our fiscal year beginning on October 1, 2018 and was adopted on a modified retrospective basis. The Company elected the practical expedient and only evaluated contracts for which substantially all revenue had not been recognized under ASC 605, with the cumulative effect of the new guidance recorded as of the date of initial application.

The primary changes from the adoption of ASC 606 resulted from certain performance obligations that were previously recognized at a point in time that are now recognized over time. The cumulative effect of the changes made to the Consolidated Balance Sheet as of October 1, 2018, for the adoption of ASC 606, was as follows:

	Balance at September 30, 2018	Adjustments due to ASC 606	Balance at October 1, 2018
Assets
Receivables from long-term manufacturing contracts	$120.3	$1.9	$122.2
Inventories	172.5	(1.6)	170.9

Liabilities
Deferred income taxes	$76.4	$0.1	$76.5

Shareholders’ Equity
Retained earnings	$531.0	$0.2	$531.2

The following tables summarize the impacts of adopting ASC 606 on the Consolidated Financial Statements as of and for the year ended September 30, 2019.

Consolidated Statements of Operations:

	Year Ended September 30, 2019
	As Reported	Adjustments Due to ASC 606	Balances without Adoption
Net revenue	$1,807.3	$—	$1,807.3
Cost of goods sold	1,184.3	—	1,184.3
Gross profit	623.0	—	623.0
Income before income taxes	176.7	—	176.7
Consolidated net income	126.2	—	126.2

Consolidated Balance Sheet:

	September 30, 2019
	As Reported	Adjustments Due to ASC 606	Balances without Adoption
Assets
Receivables from long-term manufacturing contracts	$180.3	$(1.9)	$178.4
Inventories	$157.7	1.7	159.4

Liabilities
Deferred income taxes	$61.6	$—	$61.6

Shareholders’ Equity
Retained earnings	$599.5	$(0.2)	$599.3

The Company has elected the following as a result of adopting the new standard on revenue recognition:

•The Company elected not to adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less.

•The Company elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities rather than as a promised service.

•Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by the Company from a customer, are excluded from revenue.

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a right of use asset and related lease liability for leases that have terms of more than twelve months. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance, with the classifications based on criteria that are similar to those applied under the current lease guidance, without the explicit bright lines. ASU 2016-02 became effective for the Company’s fiscal year that began on October 1, 2019. The Company adopted ASU 2016-02 under the allowable transition method to use the effective date as the date of initial application on transition without adjusting the comparative periods presented (modified retrospective method).

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

The Company surveyed its businesses, assessed its portfolio of leases, and compiled a central repository of all leases. Additionally, the Company identified and implemented appropriate changes to policies, procedures, and controls pertaining to existing and future lease arrangements to support recognition and disclosure requirements under ASU 2016-02. As a result of the adoption of ASU 2016-02, the Company recorded right-of-use assets of $154.4 and corresponding lease liabilities of $152.1 for its operating leases at September 30, 2020. The adoption of ASU 2016-02 did not have a material impact to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. See Note 5 for additional information.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 became effective and was adopted for our fiscal year beginning on October 1, 2018. The adoption of ASU 2016-18 had a Consolidated Financial Statement presentation and disclosure impact only.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 assists entities in determining whether a transaction involves an asset or a business. Specifically, it states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output.  ASU 2017-01 became effective and was adopted for the Company’s fiscal year beginning on October 1, 2018. The adoption of ASU 2017-01 did not have a significant impact on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Company early adopted this standard for its fiscal year beginning on October 1, 2017.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 states that an employer must report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and present the other components of net benefit cost (as defined in paragraphs 715-30-35-4 and 715-60-35-9) in the income statement separately from the service cost component and outside a subtotal of income from operations (if one is presented). In addition, ASU 2017-07 limits the capitalization of compensation costs to the service cost component only (if capitalization is appropriate). ASU 2017-07 became effective and was adopted for the Company’s fiscal year beginning on October 1, 2018. On the Consolidated Statements of Operations, the adoption of ASU 2017-07 resulted in the reclassification of $0.8 credit from cost of goods sold to other income (expense), net, for the year ended September 30, 2018.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications (in accordance with Topic 718). ASU 2017-09 provides relief to entities that make non-substantive changes to share-based payment awards. ASU 2017-09 became effective and was adopted for the Company’s fiscal year beginning on October 1, 2018. The adoption of ASU 2017-09 did not have a significant impact on the Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 was early adopted for the Company’s fiscal year beginning on October 1, 2018 on a prospective basis. The adoption of ASU 2017-12 did not have a significant impact on the Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for the reclassification of stranded tax effects resulting from the Tax Act from accumulated other comprehensive loss to retained earnings. The Company adopted ASU 2018-02 on October 1, 2019, which resulted in a decrease to accumulated other comprehensive loss and an increase to retained earnings of $6.0 each on the Consolidated Balance Sheets, primarily related to deferred taxes previously recorded for pension and other postretirement benefits. The adoption of ASU 2018-02 did not have an impact to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

In March 2020, the Securities and Exchange Commission (“SEC”) amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosure required in lieu of those financial statements. The Company adopted these amendments as of and for the quarter ended June 30, 2020. Accordingly, combined summarized financial information has been presented only for the issuer and guarantors of the Company’s senior notes for the most recent fiscal year, and the location of the required disclosures has been removed from the Notes to the Consolidated Financial Statements and moved to Part II, Item 7, of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently issued accounting standards — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements. ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 will be effective for the Company’s fiscal year beginning on October 1, 2020. As a result of the Company's assessment on its trade receivables and receivables from long-term manufacturing contracts, the Company does not expect ASU 2016-13 to have a material impact on the Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. ASU 2019-12 will be effective for the Company’s fiscal year beginning on October 1, 2021. The Company is currently evaluating the impact of ASU 2019-12 on the Consolidated Financial Statements.

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

Performance Obligations & Contract Estimates

The Advanced Process Solutions reportable segment designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries. A large portion of net revenue across the Advanced Process Solutions reportable segment is derived from manufactured equipment, which may be standard, customized to meet customer specifications, or turnkey.

Contracts with customers in the Advanced Process Solutions reportable segment often include multiple performance obligations. Performance obligations are promises in a contract to transfer a distinct good or service to the customer, and are the basis for determining how revenue is recognized. For instance, a contract may include obligations to deliver equipment, installation services, and spare parts. The Company frequently has contracts for which the equipment and the installation services, as well as highly engineered or specialized spare parts, are all considered a single performance obligation, as in these instances the installation services and/or spare parts are not separately identifiable. However, due to the varying nature of equipment and contracts across the Advanced Process Solutions reportable segment, the Company also has contracts where the installation services and/or spare parts are deemed to be separately identifiable and therefore deemed to be distinct performance obligations.

A contract’s transaction price is allocated to each distinct performance obligation based on its respective standalone selling price, and recognized as revenue when, or as, the performance obligation is satisfied. When a distinct performance obligation is not sold separately, the value of the standalone selling price is estimated considering all reasonably available information. When an obligation is distinct, as defined in ASC 606, the Company allocates a portion of the contract price to the obligation and recognizes it separately from the other performance obligations.

The timing of revenue recognition for each performance obligation is either over time or at a point in time. The Company recognizes revenue over time for long-term manufacturing contracts that have an enforceable right to collect payment for performance completed to date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Revenue generated from standard equipment and highly-customized equipment or parts contracts without an enforceable right to payment for performance completed to date, as well as non-specialized parts sales and sales of death care products, is recognized at a point in time.

The Company uses the input method of “cost-to-cost” to recognize revenue over time for long-term manufacturing contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues is largely determined by negotiated contract prices and quantities, modified by the Company’s assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. The Company measures progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and the Company believes thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term manufacturing contracts are recognized immediately when such losses become evident.

Standalone service revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Standalone service revenue is not material to the Company.

For the products where revenue is recognized at a point in time within the Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable segments, the Company recognizes revenue when customers take control of the asset. The Company defines this as the point in time at which the customer has the capability of full beneficial use of the asset per the contract.

Contract balances

In the Advanced Process Solutions and Molding Technology Solutions reportable segments, the Company often requires an advance deposit based on the terms and conditions of contracts with customers for many of its contracts. Payment terms generally require an upfront payment at the start of the contract, and the remaining payments during the contract or within a certain number of days of delivery. Typically, net revenue is recognized within one year of receiving an advance deposit. For certain contracts within the Advanced Process Solutions reportable segment where an advance payment is received greater than one year from expected net revenue recognition, or a portion of the payment due extends beyond one year, the Company has determined it does not constitute a significant financing component.

The timing of revenue recognition, billings, and cash collections can result in trade receivables, advance payments, and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers and are included in trade receivables, net, as well as unbilled amounts (contract assets) which are included in receivables from long-term manufacturing contracts on the Consolidated Balance Sheets. Amounts are billed in accordance with contractual terms or as work progresses in accordance with contractual terms. Unbilled amounts arise when the timing of billing differs from the timing of net revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method is used and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to payment in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the net revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Trade receivables are recorded at face amounts and represent the amounts the Company believes to be collectible. The Company maintains an allowance for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. Management evaluates the aging of the trade receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of trade receivables that may not be collected in the future, and records the appropriate provision.

Advance payments and billings in excess of net revenue recognized are included in liabilities from long-term manufacturing contracts and advances on the Consolidated Balance Sheets. Advance payments and billings in excess of net revenue recognized represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. Billings in excess of net revenue recognized primarily relate to performance obligations satisfied over time when the cost-to-cost method is used and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. Contract liabilities are derecognized when net revenue is recognized and the performance obligation is satisfied.

The balance in receivables from long-term manufacturing contracts at September 30, 2020 and 2019 was $138.1 and $180.3, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at September 30, 2020 and 2019 was $189.1 and $153.4, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the years ended September 30, 2020 and 2019 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2019 and 2018 was $128.4 and $110.6, respectively. During the year ended September 30, 2020, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed as incurred.

Transaction price allocated to the remaining performance obligations

As of September 30, 2020, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog, as defined in Part II, Item 7 of this Form 10-K, for the Company was $1,230.6. Approximately 78% of these remaining performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of net revenue

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

	Year Ended September 30, 2020				Year Ended September 30, 2019
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Batesville	Total
End Market
Plastics	$798.7	$—	$—	$798.7	$785.7	$—	$785.7
Automotive	—	124.1	—	124.1	—	—	—
Chemicals	100.0	—	—	100.0	111.6	—	111.6
Consumer goods	—	110.3	—	110.3	—	—	—
Food and pharmaceuticals	81.6	—	—	81.6	81.0	—	81.0
Custom molders	—	98.2	—	98.2	—	—	—
Packaging	—	90.8	—	90.8	—	—	—
Construction	—	78.3	—	78.3	—	—	—
Minerals and mining	58.2	—	—	58.2	83.2	—	83.2
Electronics	—	58.8	—	58.8	—	—	—
Death care	—	—	552.6	552.6	—	532.9	532.9
Other industrial	190.1	175.3	—	365.4	212.9	—	212.9
Total	$1,228.6	$735.8	$552.6	$2,517.0	$1,274.4	$532.9	$1,807.3

The following tables present net revenue by products and services:

	Year Ended September 30, 2020				Year Ended September 30, 2019
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Batesville	Total
Products and Services
Equipment	$826.9	$446.0	$—	$1,272.9	$862.2	$—	$862.2
Parts and services	401.7	202.0	—	603.7	412.2	—	412.2
Death care	—	—	552.6	552.6	—	532.9	532.9
Other	—	87.8	—	87.8	—	—	—
Total	$1,228.6	$735.8	$552.6	$2,517.0	$1,274.4	$532.9	$1,807.3

The following tables present net revenue by timing of transfer:

	Year Ended September 30, 2020				Year Ended September 30, 2019
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Batesville	Total
Timing of Transfer
Point in time	$609.1	$735.8	$552.6	$1,897.5	$681.3	$532.9	$1,214.2
Over time	619.5	—	—	619.5	593.1	0	593.1
Total	$1,228.6	$735.8	$552.6	$2,517.0	$1,274.4	$532.9	$1,807.3

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

The results of Milacron are reported separately in its own reportable segment (Molding Technology Solutions). See Note 15 for further information.

Purchase price consideration

As a result of the acquisition, Milacron stockholders received $11.80 in cash per share and a fixed exchange ratio of 0.1612 shares of Hillenbrand common stock for each share of Milacron common stock they owned, with cash paid in lieu of fractional shares. In addition, concurrent with the closing of the acquisition, the Company made a cash payment of $772.9 to repay outstanding Milacron debt, including accrued interest. The Company funded the acquisition through a combination of cash on hand, new debt financing, and the issuance of common stock. See Note 6 for a discussion of the debt financing.

Pursuant to the Merger Agreement, certain of Milacron’s outstanding stock options, restricted stock awards, restricted stock unit awards, and performance stock unit awards immediately vested and converted into the right to receive $11.80 per share in cash and 0.1612 shares of Hillenbrand common stock per share. Additionally, certain of Milacron’s stock appreciation rights were canceled and converted into the right to receive a lump sum cash payment. The fair value of share-based equity awards was apportioned between purchase price consideration and immediate expense. The portion of the fair value of partially vested awards associated with pre-acquisition service of Milacron employees represented a component of the total purchase price consideration, while the remaining portion of the fair value was immediately recognized as expense within operating expenses in the Consolidated Statement of Operations during the year ended September 30, 2020.

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
(2)In total, $20.0 was immediately recognized as expense within operating expenses in the Consolidated Statement of Operations during the year ended September 30, 2020, which represents the portion of the fair value of outstanding share-based equity awards that was not associated with pre-acquisition service of Milacron employees.

Purchase price allocation

The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition.  None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes preliminary estimates of fair values of the assets acquired and liabilities assumed as of the acquisition date:

	November 21, 2019 (as initially reported)	Measurement Period Adjustments	November 21, 2019 (as adjusted)
Assets acquired:
Cash and cash equivalents	$125.8	$—	$125.8
Trade receivables	135.5	(1.8)	133.7
Inventories	288.7	4.0	292.7
Prepaid expense and other current assets	64.3	3.5	67.8
Property, plant, and equipment	262.9	(28.1)	234.8
Operating lease right-of-use assets	41.3	—	41.3
Identifiable intangible assets	865.0	(50.0)	815.0
Goodwill	666.5	48.2	714.7
Other long-term assets	22.6	2.0	24.6
Total assets acquired	2,472.6	(22.2)	2,450.4

Liabilities assumed:
Trade accounts payable	110.2	—	110.2
Liabilities from long-term manufacturing contracts and advances	32.7	—	32.7
Accrued compensation	23.2	(2.4)	20.8
Other current liabilities	72.2	7.2	79.4
Accrued pension and postretirement healthcare	29.4	—	29.4
Deferred income taxes	166.3	(27.4)	138.9
Operating lease liabilities - long-term	31.2	—	31.2
Other long-term liabilities	13.1	0.4	13.5
Total liabilities assumed	478.3	(22.2)	456.1

Total purchase price consideration	$1,994.3	$—	$1,994.3

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

As of September 30, 2020, the allocation of the purchase price has not been finalized and the one-year measurement period has not ended. These estimates are preliminary in nature; however, the Company is in the final stages of completing the purchase price allocation and does not expect the final allocation to differ materially from the preliminary allocation included in the table above. Any necessary adjustments will be finalized within one year from the date of acquisition. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed at the acquisition date throughout the remainder of the measurement period.
Intangible assets identified

The preliminary purchase price allocation included $815.0 of acquired identifiable intangible assets. The preliminary fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flows are based on estimates used to price the Milacron acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return to the Company’s pricing model and the weighted-average cost of capital (10.5-12.0%). Definite-lived intangible assets are being amortized over the estimated useful life on a straight-line basis.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the Company post-acquisition of Milacron.  In addition, Hillenbrand reviewed certain technological trends and considered the relative stability in the current Milacron customer base.

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

Impact on results of operations

The results of Milacron’s operations have been included in the Consolidated Financial Statements since the November 21, 2019 acquisition date. The following table provides the results of operations for Milacron included in the Consolidated Statements of Operations for the year ended September 30, 2020:

Net revenue	$735.8
Income before income taxes	13.4

In connection with the acquisition of Milacron, the Company incurred a total of $71.6 and $15.2 of business acquisition and integration costs during the years ended September 30, 2020 and 2019, respectively, which were recorded within operating expenses in the Consolidated Statements of Operations.

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
•an adjustment to remove business acquisition and integration costs, inventory step-up costs, and backlog amortization during the year ended September 30, 2020, as these costs are non-recurring in nature and will not have a continuing effect on Hillenbrand’s results; and

•the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Year Ended September 30,
	2020	2019
Net revenue	$2,632.7	$2,867.3
Net (loss) income attributable to Hillenbrand	(1.2)	129.3

Net income attributable to Hillenbrand — per share of common stock:
Basic (loss) earnings per share	$(0.02)	$1.73
Diluted (loss) earnings per share	$(0.02)	$1.72

Sale of Molding Technology Solutions’ facilities

In December 2019, the Company completed the sale of a Molding Technology Solutions manufacturing facility located in Germany. As a result of the sale, the Company received net cash proceeds of $13.1 during the year ended September 30, 2020. There was no material impact to the Consolidated Statement of Operations resulting from the sale of the facility during the year ended September 30, 2020.

In September 2020, the Company completed the sale of a Molding Technology Solutions manufacturing facility located in the Czech Republic. As a result of the sale, the Company received net cash proceeds of $6.8 during the year ended September 30, 2020. As required by local law, the cash proceeds were held in an escrow account until October 2020, and therefore were classified as restricted cash and recorded within other current assets at September 30, 2020 on the Consolidated Balance Sheets. There was no material impact to the Consolidated Statement of Operations resulting from the sale of the facility during the year ended September 30, 2020.

TerraSource Global and flow control businesses

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which operate within the Advanced Process Solutions reportable segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. The divestiture of these businesses is expected to occur within one year. The Company determined that at September 30, 2020, these businesses met the criteria to be classified as held for sale, and therefore reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets for the current and prior period.

During the second quarter of 2020, the Company performed an interim impairment review for certain of these businesses and recognized impairment charges of $73.0 to goodwill and trade names (see Note 2 for further information). Consistent with the Company’s historical practice, the valuation methodology for purposes of the interim impairment review was based on an equal weighting of both the market and income approaches. As a result of classifying these assets and liabilities as held for sale during the fourth quarter of 2020, the Company recognized a valuation adjustment, as necessary, to recognize the net carrying amount at the lower of cost or fair value, less estimated costs to sell. For determining the fair value of these businesses, the Company incorporated the transaction approach, which utilizes pricing indications derived from recent acquisition transactions involving comparable companies. During the fourth quarter of 2020, the Company recognized a non-cash charge of $62.3, which included a goodwill impairment of $16.9 and a valuation adjustment of $45.4, to recognize the assets of these businesses at fair value less estimated costs to sell. The non-cash charge of $62.3 was recorded within the impairment charges caption on the Consolidated Statements of Operations.

The following is a summary of the major categories of assets and liabilities that have been reclassified to held for sale on the Consolidated Balance Sheets:

	September 30,
	2020	2019
Trade receivables, net	$19.8	$22.6
Inventories	22.0	18.9
Property, plant and equipment, net	12.9	10.9
Operating lease right-of-use assets	4.3	—
Intangible assets, net	133.6	142.8
Goodwill	19.5	107.3
Other assets	9.4	3.2
Valuation adjustment (allowance) on disposal group (1)	(45.4)	—
Total assets held for sale	$176.1	$305.7

Trade accounts payable	$7.3	$7.7
Liabilities from long-term manufacturing contracts and advances	4.9	4.7
Operating lease liabilities	4.5	—
Deferred income taxes	8.8	12.0
Other liabilities	7.0	7.8
Total liabilities held for sale	$32.5	$32.2

(1)The Company adjusted the carrying value to fair value less costs to sell for certain held for sale assets.

The Company determined that the impending exit from these businesses does not represent a strategic shift that had or will have a major effect on its consolidated results of operations, and therefore they were not classified as a discontinued operation. The results of operations for these businesses are included within the Advanced Process Solutions reportable segment for all periods presented.

Divestiture of Cimcool

On March 30, 2020, the Company completed the divestiture of its Cimcool business (“Cimcool”), which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company, to DuBois Chemicals, Inc. The sale resulted in cash proceeds received of $221.9, net of cash divested.

In addition, the Company may receive contingent consideration for the sale of Cimcool of up to an aggregate of $26.0 based on multiple earn-out provisions. The Company accounts for contingent consideration under a loss recovery approach. Under a loss recovery approach, the Company records a contingent consideration asset only to the extent of the lesser of (1) the amount that the non-contingent consideration received is exceeded by the net assets deconsolidated, or (2) the amount of contingent consideration that it is probable will be received. As of the transaction date (and at September 30, 2020), the Company was unable to determine that it was probable that any of the contingent consideration would be received, and accordingly no amounts were recorded for contingent consideration. Subsequent measurement of contingent consideration will be based on the guidance for gain contingencies and any gain from contingent consideration will be recorded at the time the consideration is received.

As a result of the sale, the Company recorded a pre-tax loss of $3.5, using Level 2 nonrecurring fair value measurements, within other income (expense), net in the Consolidated Statement of Operations during the year ended September 30, 2020. The related tax effect resulted in tax expense of $12.7 and was included within income tax expense in the Consolidated Statement of Operations during the year ended September 30, 2020. The Company incurred $4.5 of transaction costs associated with the sale during the year ended September 30, 2020, which were recorded within operating expenses in the Consolidated Statements of Operations.

The Company determined that the divestiture of Cimcool did not represent a strategic shift that had or will have a major effect on its consolidated results of operations, and therefore Cimcool was not classified as a discontinued operation. Cimcool’s results of operations were included within the Molding Technology Solutions reportable segment until the completion of the sale on March 30, 2020.

Acquisition of Burnaby Machine and Mill Equipment

The Company completed the acquisition of Burnaby Machine and Mill Equipment Ltd. (“BM&M”) in November 2018 for $25.9 in cash, which included post-closing working capital adjustments. The Company used its revolving credit facility to fund the acquisition. Based in Canada, BM&M provides high-speed gyratory screeners for a variety of industries. The results of BM&M are reported in the Advanced Process Solutions reportable segment. Based on the purchase price allocation, the Company recorded $12 million of goodwill and $14 of intangible assets, which consisted of $10 of customer relationship, $1 of trade names, and $3 of backlog which were determined using Level 3 nonrecurring fair value measurements. Goodwill is not deductible for tax purposes. The fair value of this acquisition did not ascribe a significant amount to tangible assets, as the Company often seeks to acquire companies with a relatively low physical asset base in order to limit the need to invest significant additional cash post-acquisition.

5.              Leases

The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of September 30, 2020. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Company elected an accounting policy to combine lease and non-lease components for all leases.

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

For the year ended September 30, 2020, the Company recognized $36.3 of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

September 30, 2020
Operating lease right-of-use assets	$154.4

Other current liabilities	31.2
Operating lease liabilities	120.9
Total operating lease liabilities	$152.1

Weighted-average remaining lease term (in years)	7.6

Weighted-average discount rate	2.5%

As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

2021	$34.8
2022	29.4
2023	24.0
2024	16.7
2025	10.7
Thereafter	51.3
Total lease payments	166.9
Less: imputed interest	(14.8)
Total present value of lease payments	$152.1

Supplemental Consolidated Statement of Cash Flow information is as follows:

Year Ended September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$37.9
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	26.2

6.              Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of:

	September 30,
	2020	2019
$500.0 term loan (1)	$473.7	$—
$400.0 senior unsecured notes (2)	394.8	—
$375.0 senior unsecured notes, net of discount (3)	370.8	370.1
$225.0 term loan (4)	213.4	—
$150.0 senior unsecured notes, net of discount (5)	—	149.7
$100.0 Series A Notes (6)	99.7	99.7
$900 revolving credit facility (excluding outstanding letters of credit)	—	—
Other	0.2	—
Total debt	1,552.6	619.5
Less: current portion	(36.3)	—
Total long-term debt	$1,516.3	$619.5

(1)  Includes unamortized debt issuance costs of $1.3 at September 30, 2020.
(2) Includes unamortized debt issuance costs of $5.2 at September 30, 2020.
(3) Includes unamortized debt issuance costs of $3.7 and $4.3 at September 30, 2020 and 2019, respectively.
(4) Includes unamortized debt issuance costs of $0.3 at September 30, 2020.
(5) Includes unamortized debt issuance costs of $0.2 at September 30, 2019.
(6) Includes unamortized debt issuance costs of $0.3 and $0.3 at September 30, 2020 and 2019, respectively.

The following table summarizes the scheduled maturities of long-term debt for 2021 through 2025:

Amount
2021	$36.3
2022	54.4
2023	223.1
2024	50.0
2025	825.0

$400.0 senior unsecured notes

On June 16, 2020, the Company issued $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”). The 2020 Notes were issued at par value and bear interest at a fixed rate of 5.75% per year, payable semi-annually in arrears beginning December 2020. Unamortized deferred financing costs associated with the 2020 Notes of $5.2 are being amortized to interest expense on a straight-line basis over the remaining term of the 2020 Notes. The 2020 Notes are unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

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

Financing for Milacron Acquisition

Senior Unsecured Bridge Facility

The Company entered into a commitment letter on July 12, 2019, pursuant to which JPMorgan Chase Bank, N.A. committed to fully provide a 364-day senior unsecured bridge facility (the “Bridge Facility”) in an aggregate principal amount of $1.1 billion. The commitments under the Bridge Facility commitment letter were reduced to zero upon the issuance of the 2019 Notes (as defined below) and with the commitments for the term loans under the Term Loan Facilities (as defined below), and the Bridge Facility commitment letter was terminated. Deferred financing costs related to the Bridge Facility were $5.6, which were fully amortized to interest expense during the year ended September 30, 2019.

Third Amended and Restated Credit Agreement

Upon completing the acquisition of Milacron on November 21, 2019, Hillenbrand incurred borrowings under its two term loans in aggregate principal amounts of $500.0 and $225.0 (the “Term Loan Facilities”), which are provided for under the Company’s Third Amended and Restated Credit Agreement dated August 28, 2019, as amended (the “Credit Agreement”). The $500.0 term loan matures on the fifth anniversary of the date on which it was borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, 7.5% in each of years 3 and 4, and 10% in year 5) and the $225.0 term loan matures on the third anniversary of the date on which it was borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, and 7.5% in year 3). The $500.0 term loan accrues interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 2.375% for term loans bearing interest at the LIBO Rate and 0.0% to 1.375% for term loans bearing interest at the Alternate Base Rate. The $225.0 term loan accrues interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate plus a margin based on the Company’s leverage ratio, ranging from 0.875% to 2.25% for term loans bearing interest at the LIBO Rate and 0.0% to 1.25% for term loans bearing interest at the Alternate Base Rate. For the year ended September 30, 2020, the weighted average interest rate was 2.99% for the $500.0 term loan and 2.86% for the $225.0 term loan. Unamortized deferred financing costs of $1.6 are being amortized to interest expense over the remaining respective terms of the Term Loan Facilities.

In addition to the Term Loan Facilities, Hillenbrand incurred $650.0 of additional borrowings from its revolving credit facility under the Credit Agreement (the “Revolver”) at the closing of the Milacron acquisition. The additional borrowings under the Term Loan Facilities and the Revolver, in addition to the $375.0 of senior unsecured notes (described below) issued during the quarter ended September 30, 2019, were used to pay a portion of the cash consideration in connection with the acquisition of Milacron, fees and expenses related to the acquisition, and to repay certain indebtedness of Milacron and its subsidiaries upon closing the acquisition. Unamortized deferred financing costs of $4.5 are being amortized to interest expense over the remaining term of the Revolver.

With respect to the Revolver, the Company has made net repayments since the closing date of the acquisition of Milacron, resulting in no outstanding balance as of September 30, 2020. As of September 30, 2020, we had $8.1 in outstanding letters of credit issued and $891.9 of maximum borrowing capacity, $882.7 of which was immediately available based on our most restrictive covenant at September 30, 2020. The weighted-average interest rates on borrowings under the Revolver were 2.76%, 2.54%, and 1.83% for 2020, 2019, and 2018, respectively.  The weighted average facility fee was 0.26%, 0.12%, and 0.15% for 2020, 2019, and 2018, respectively.

$375.0 Senior Unsecured Notes

On September 25, 2019, the Company issued $375.0 of senior unsecured notes due September 2026 (“2019 Notes”).  The 2019 Notes initially had a fixed coupon rate of 4.5% per year, payable semi-annually in arrears beginning March 2020.  The coupon rate on the 2019 Notes is impacted by public bond ratings from Moody’s and S&P Global, as downgrades from either rating agency increases the coupon rate by 0.25% per downgrade level below investment grade. During the third quarter of 2020, Moody’s and S&P Global each downgraded the Company’s senior unsecured credit rating by one level. As such, the original coupon rate of 4.5% on the 2019 Notes increased to 5.0%, effective September 15, 2020.

The 2019 Notes were issued at a discount of $0.6, resulting in an initial carrying value of $374.4.  The Company is amortizing the discount to interest expense over the term of the 2019 Notes using the effective interest rate method, resulting in an annual interest rate of 4.53%.  Unamortized deferred financing costs associated with the 2019 Notes of $3.7 are being amortized to interest expense on a straight-line basis over the remaining term of the 2019 Notes. The 2019 Notes are unsubordinated obligations of Hillenbrand and rank equally in right of payment with all of the Company’s other existing and future unsubordinated obligations. In conjunction with the issuance of the 2019 Notes, the Company terminated its interest rate swaps associated with the forecasted debt issuance. See Note 2 for further information on the termination of interest rate swaps.

Subject to certain limitations, in the event of a change of control, the Company will be required to make an offer to purchase the 2019 Notes at a price equal to 101% of the principal amount of the 2019 Notes, plus accrued and unpaid interest, if any, to but excluding the date of repurchase. In addition, the 2019 Notes are redeemable with prior notice at a price equal to par plus accrued interest and a make-whole amount.

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

$150.0 Senior Unsecured Notes

In July 2010, the Company issued $150.0 of senior unsecured notes (the “2010 Notes”) due July 2020.  Upon maturity in July 2020, the Company refinanced the notes on a long-term basis, as they were repaid with available borrowing capacity from the Revolver. The 2010 Notes bore interest at a fixed rate of 5.5% per year, payable semi-annually in arrears beginning January 2011.  The 2010 Notes were issued at a discount of $1.6, resulting in an initial carrying value of $148.4.  The Company amortized the discount to interest expense over the term of the 2010 Notes using the effective interest rate method, resulting in an annual interest rate of 5.65%.

Series A Notes

On December 15, 2014, the Company issued $100.0 in 4.60% Series A unsecured notes (“Series A Notes”) pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), among the Company, Prudential Investment Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that became a purchaser thereunder. The Series A Notes are unsecured, mature on December 15, 2024, and bear interest at 4.60% payable semi-annually in arrears. The Company may at any time upon providing notice, prepay all or part of the Series A Notes at 100% of the principal amount prepaid plus a make-whole amount (as defined in the Shelf Agreement). Unamortized deferred financing costs of $0.3 related to the Series A Notes are being amortized to interest expense over the remaining term of the Series A Notes.

On December 19, 2014, March 24, 2016, December 8, 2017, and September 4, 2019, the Company and certain of the Company’s domestic subsidiaries entered into amendments to the Shelf Agreement. The latest amendment conformed certain terms of the Shelf Agreement with those contained in the Credit Agreement. The Shelf Agreement governs the Series A Notes, but the Company’s ability to issue new notes under the Shelf Agreement expired in March 2019.

L/G Facility Agreement

On March 8, 2018, the Company entered into the Syndicated Letter of Guarantee Facility Agreement by and among the Company and certain of its affiliates, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (the “L/G Facility Agreement”). On January 10, 2020, the L/G Facility Agreement was amended to expand the size of the existing €150.0 facility by an additional €25.0. The L/G Facility Agreement permits the Company and certain of its subsidiaries to request that one or more of the participating lenders issue up to an aggregate of €175.0 in unsecured letters of credit, bank guarantees or other surety bonds (collectively, the “Guarantees”).

The Guarantees carry an annual fee that varies based on the Company’s leverage ratio. The L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The L/G Facility Agreement matures in December 2022 but can be extended or terminated earlier under certain conditions. Unamortized deferred financing costs of $1.1 are being amortized to interest expense over the remaining term of the L/G Facility Agreement.

In the normal course of business, Advanced Process Solutions provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees.  As of September 30, 2020, the Company had credit arrangements totaling $417.2, under which $261.4 was utilized for this purpose.  These arrangements included the facilities under the L/G Facility Agreement and other ancillary credit facilities.

2020 amendments to current financing agreements

On January 10, 2020, the Company amended the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement to, among other things, (i) increase the maximum permitted leverage ratio and (ii) add additional pricing levels to compensate for the increase in permitted leverage ratios.

On May 19, 2020, the Company further amended the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement to, among other things, (i) increase the maximum permitted leverage ratio to (A) 4.75 to 1.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, (B) 4.25 to 1.00 for the quarter ending June 30, 2021, (C) 4.00 to 1.00 for the quarter ending September 30, 2021, (D) 3.75 to 1.00 for the quarter ending December 31, 2021, and (E) 3.50 to 1.00 for the quarter ending March 31, 2022 and each quarter ending thereafter; (ii) increase the margin paid on various rates defined in the Credit Agreement at certain pricing levels; (iii) add additional pricing levels to compensate for the increase in permitted leverage ratios; (iv) increase the interest rate floor for various rates defined in the Credit Agreement; (v) add as a condition to each borrowing under the Revolver that the amount of cash or cash equivalents on the Consolidated Balance Sheets not exceed $350.0, subject to certain exceptions; and (vi) impose certain restrictions on the Company’s ability to make restricted payments, including limitations on share repurchases and the rate at which the Company increases its annual dividend, and grant liens on the Company’s assets until January 1, 2022.

With respect to these amendments, the Company incurred deferred financing costs of $3.6 during the year ended September 30, 2020, which are being amortized to interest expense over the applicable terms of the various amendments.

Covenants related to current Hillenbrand financing agreements

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement contain the following financial covenants for the current quarter: a maximum leverage ratio (as described above and defined in the agreements) of 4.75 to 1.00 and minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.00 to 1.00.

As of September 30, 2020, Hillenbrand was in compliance with all covenants under these agreements. Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the 2020 Notes, the 2019 Notes, the Shelf Agreement, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally, jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the Shelf Agreement and the L/G Facility Agreement each contains certain other customary covenants, representations and warranties and events of default. The indentures governing the 2020 Notes and 2019 Notes do not limit our ability to incur additional indebtedness. They do, however, contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the notes with remedies if the Company fails to perform specific obligations. As of September 30, 2020, the Company was in compliance with all covenants and there were no events of default.

7.              Retirement Benefits

Defined Benefit Retirement Plans — In connection with the Milacron acquisition, the Company acquired three noncontributory defined benefit retirement plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. The acquisition of Milacron did not impact the participants in the noncontributory defined benefit retirement plans and therefore, there was no impact on the Consolidated Statements of Operations as a result of remeasurement at the acquisition date.

Approximately 22% of the Company’s employees participate in one of seven defined benefit retirement programs, including the master defined benefit retirement plan in the U.S., the defined benefit retirement plans of certain of the Company’s German and Swiss subsidiaries, the supplemental executive defined benefit retirement plan, and the three defined benefit retirement plans assumed in connection with the Milacron acquisition as previously discussed.  The Company funds the retirement plan trusts in compliance with ERISA or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All defined benefit retirement plans have a September 30 measurement date.

Effect on the Consolidated Statements of Operations — The components of net pension costs under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2020	2019	2018	2020	2019	2018
Service cost	$1.4	$2.3	$2.7	$1.9	$1.2	$1.4
Interest cost	8.0	9.8	8.7	0.6	1.2	1.1
Expected return on plan assets	(12.8)	(13.3)	(14.0)	(0.8)	(0.5)	(0.6)
Amortization of unrecognized prior service cost, net	—	0.1	0.2	0.1	0.1	0.1
Amortization of actuarial loss	4.8	1.2	3.2	2.5	0.9	0.7
Settlement expense	—	0.2	—	1.0	0.4	—
Net pension costs (1)	$1.4	$0.3	$0.8	$5.3	$3.3	$2.7

(1)  Excluding service cost, the components of net pension costs are recorded within other income (expense), net on the Consolidated Statements of Operations.

The Company uses a full yield curve approach in the estimation of the service and interest cost components of our defined benefit retirement plans. Under this approach, the Company applies discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g. built-in gains in interest cost in an upward sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with the Company’s benefit obligations. The Company uses the full yield curve approach to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest rate costs.
During 2019, the Company completed all negotiations to transition all employees at U.S. facilities from a defined benefit-based model to a defined contribution structure over three-year sunset periods, the latest of which ends January 1, 2023.  These changes caused remeasurements for the U.S. defined benefit retirement plan for the affected populations as they were implemented. The remeasurements did not cause material changes, as the assumptions did not materially differ from the assumptions prior to the remeasurements.

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2020	2019	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$300.4	$267.0	$137.8	$126.3
Projected benefit obligation attributable to acquisitions	—	—	37.7	—
Service cost	1.4	2.3	1.9	1.2
Interest cost	8.0	9.8	0.6	1.2
Actuarial loss	20.6	37.1	2.3	22.6
Benefits paid	(13.8)	(14.1)	(3.4)	(5.7)
Gain due to settlement	—	(1.7)	(4.7)	(2.2)
Employee contributions	—	—	1.0	0.9
Effect of exchange rates on projected benefit obligation	—	—	11.6	(6.5)
Projected benefit obligation at end of year	316.6	300.4	184.8	137.8

Change in plan assets:
Fair value of plan assets at beginning of year	280.6	253.3	33.5	31.9
Fair value of pension assets attributable to acquisitions	—	—	7.6	—
Actual return (loss) on plan assets	29.3	39.6	(1.1)	1.5
Employee and employer contributions	1.8	1.8	9.2	8.6
Benefits paid	(13.8)	(14.1)	(3.4)	(5.7)
Gain due to settlement	—	—	(4.7)	(2.2)
Effect of exchange rates on plan assets	—	—	2.7	(0.6)
Fair value of plan assets at end of year	297.9	280.6	43.8	33.5

Funded status:
Plan assets less than benefit obligations	$(18.7)	$(19.8)	$(141.0)	$(104.3)

Amounts recorded in the Consolidated Balance Sheets:
Prepaid pension costs, non-current	$9.0	$7.7	$0.5	$—
Accrued pension costs, current portion	(2.0)	(2.0)	(8.1)	(6.0)
Accrued pension costs, long-term portion	(25.7)	(25.5)	(133.3)	(98.3)
Plan assets less than benefit obligations	$(18.7)	$(19.8)	$(140.9)	$(104.3)

Net actuarial losses ($95.3) and prior service costs ($0.4), less an aggregate tax effect ($25.6), are included as components of accumulated other comprehensive loss at September 30, 2020.  Net actuarial losses ($94.9) and prior service costs ($0.5), less an aggregate tax effect ($31.1), are included as components of accumulated other comprehensive loss at September 30, 2019.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2021 is expected to be $5.1.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $496.7 and $433.6 at September 30, 2020 and 2019, respectively.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2020	2019	2020	2019
Projected benefit obligation	$27.7	$27.4	$184.8	$102.3
Accumulated benefit obligation	27.7	27.4	180.9	102.3
Fair value of plan assets	—	—	43.8	—

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2020	2019	2018	2020	2019	2018
Discount rate for obligation, end of year	2.6%	3.1%	4.2%	0.6%	0.3%	1.2%
Discount rate for expense, during the year	3.0%	4.1%	3.4%	0.3%	1.5%	1.5%
Expected rate of return on plan assets	4.1%	5.2%	5.6%	1.9%	1.5%	2.0%
Rate of compensation increase	3.0%	3.0%	3.0%	2.0%	2.0%	2.0%

The discount rates are evaluated annually based on current market conditions.  In setting these rates, the Company utilizes long-term bond indices and yield curves as a preliminary indication of interest rate movements, then makes adjustments to the indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of pension obligations. The overall expected long-term rate of return is based on historical and expected future returns, which are inflation-adjusted and weighted for the expected return for each component of the investment portfolio.  The rate of assumed compensation increase is also based on the Company’s specific historical trends of past wage adjustments in recent years.

U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return.  The primary investment strategy is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position.  This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.  The target investment in return-seeking assets may vary from 60% to 20% of total pension plan assets based on the plan’s funding level. Pension plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies.  Those policies subject investments to the following restrictions in the Company’s domestic plan: short-term securities must be rated A1/P1, liability-hedging fixed income securities must have an average quality credit rating of investment grade and investments in equities in any one company may not exceed 10% of the equity portfolio.

Non-U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of suitable assets of appropriate liquidity to generate income and capital growth that, together with contributions from participants, the Company believes will meet the cost of the current and future benefits that the plan provides.  Long-term strategic investment objectives also seek to limit the risk of the assets failing to meet the liabilities over the long term.

None of Hillenbrand’s common stock was directly owned by the retirement plan trusts at September 30, 2020 or 2019.

The tables below provide the fair value of the Company’s pension plan assets by asset category at September 30, 2020 and 2019.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 14 for definitions.

Fair values are determined as follows:

•Cash equivalents are stated at the carrying amount, which approximates fair value, or at the fund’s net asset value.
•Equity securities are stated at the last reported sales price on the day of valuation.
•Government index funds are stated at the closing price reported in the active market in which the fund is traded.
•Corporate bond funds and equity mutual funds are stated at the closing price in the active markets in which the underlying securities of the funds are traded.
•Real estate is stated based on a discounted cash flow approach, which includes future rental receipts, expenses, and residual values as the highest and best use of the real estate from a market participant view as rental property.

U.S. Pension Plans

The pension plan assets of the Company’s U.S. pension plans consist of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. Accordingly, these assets are not required to be classified and reported under the fair value hierarchy. At September 30, 2020 and 2019, the fair values of these investments were $297.9 and $280.6, respectively.

Non-U.S. Pension Plans

	Fair Value at September 30, 2020 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$5.6	$5.6	$—	$—
Equity securities	12.4	12.4	—	—
Other types of investments:
Government index funds	6.0	6.0	—	—
Corporate bond funds	12.7	12.7	—	—
Real estate and real estate funds	3.8	—	—	3.8
Other	3.3	—	3.3	—
Total Non-U.S. pension plan assets	$43.8	$36.7	$3.3	$3.8

	Fair Value at September 30, 2019 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$4.3	$4.3	$—	$—
Equity securities	7.5	7.5	—	—
Other types of investments:	0	0	0	0
Government index funds	5.7	5.7	—	—
Corporate bond funds	11.0	11.0	—	—
Real estate and real estate funds	2.4	—	—	2.4
Other	2.6	—	2.6	—
Total Non-U.S. pension plan assets	$33.5	$28.5	$2.6	$2.4

Cash Flows — During 2020, 2019, and 2018 the Company contributed cash of $10.0, $9.3, and $10.0, respectively, to defined benefit retirement plans.  The Company expects to make estimated contributions of $11.0 in 2021 to the defined benefit retirement plans.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S. Pension Plans Projected Pension Benefits Payout
2021	$15.5	$8.8
2022	15.7	8.6
2023	16.2	9.2
2024	16.5	9.1
2025	16.7	8.3
2026-2030	84.6	41.6

Defined Contribution Plans — The Company sponsors a number of defined contribution plans.  Depending on the plan, the Company may make contributions up to 4% of an employee’s eligible compensation and matching contributions up to 6% of eligible compensation.  Company contributions generally vest over a period of zero to three years.  Expenses related to the Company’s defined contribution plans were $15.3, $11.6, and $11.3 for 2020, 2019, and 2018, respectively. See comments above regarding the Company’s retirement strategy to transition its U.S. employees to a defined contribution structure over three-year sunset periods, the latest of which ends January 1, 2023.

In connection with the Milacron acquisition, the Company assumed a defined contribution plan (the “401(k) Plan”) for eligible U.S. employees and defined contribution plans for eligible employees at certain foreign subsidiaries. For the 401(k) Plan, eligible employees are permitted to contribute a percentage of their compensation and employees are immediately vested in their voluntary contributions. The Company’s contributions to the 401(k) Plan are based on matching a portion of the employee contributions and employees become vested in the Company contributions once they attain a year of credited service. For the assumed foreign plans as part of the Milacron acquisition, employees are immediately vested in both their voluntary and Company matching contributions.

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  The Company uses a measurement date of September 30.  The net postretirement healthcare cost for 2020 was $0.1, benefit for 2019 was $0.1, and cost for 2018 was $0.1.

	September 30,
	2020	2019
Benefit obligation at beginning of year	$8.2	$7.6
Interest cost	0.2	0.3
Service cost	0.2	0.2
Actuarial loss	2.0	1.0
Net benefits paid	(2.1)	(0.9)
Benefit obligation at end of year	$8.5	$8.2

Amounts recorded in the consolidated balance sheets:
Accrued postretirement benefits, current portion	$0.7	$0.7
Accrued postretirement benefits, long-term portion	7.8	7.5
Net amount recognized	$8.5	$8.2

The weighted-average assumptions used in revaluing the Company’s obligation under the postretirement healthcare plan were:

	Year Ended September 30,
	2020	2019	2018
Discount rate for obligation	2.1%	2.8%	4.0%
Healthcare cost rate assumed for next year	6.6%	6.9%	7.1%
Ultimate trend rate	4.5%	4.5%	4.5%

Net actuarial gains of $0.3 and $2.6 and prior service costs of $0.4 and $0.5, less tax of $0.2 and $1.1, were included as a component of accumulated other comprehensive loss at September 30, 2020 and 2019, respectively.  The estimated amount that will be amortized from accumulated other comprehensive loss as a reduction to postretirement healthcare costs in 2021 is $0.1.  A one percentage-point increase or decrease in the assumed healthcare cost trend rates as of September 30, 2020, would cause no increase or decrease in service and interest costs, but would cause an increase or decrease in the benefit obligation of $0.6.

The Company funds the postretirement healthcare plan as benefits are paid. Current plan benefits are expected to require net Company contributions for retirees of $0.7 per year for the foreseeable future.

8.              Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code that impacted the years ended September 30, 2019 and 2018 by, among other things, reducing the federal corporate tax rate from 35% to 21%. The Internal Revenue Code stipulates that the Company’s fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21% applied to the years ended September 30, 2020 and 2019.

	Year Ended September 30,
	2020	2019	2018
Domestic	$(40.3)	$44.1	$33.7
Foreign	21.8	132.6	112.8
Total (loss) earnings before income taxes	$(18.5)	$176.7	$146.5

Income tax expense:
Current provision:
Federal	$(2.4)	$11.1	$38.2
State	3.0	4.5	6.7
Foreign	53.8	28.2	16.7
Total current provision	54.4	43.8	61.6

Deferred (benefit) provision:
Federal	(6.6)	(3.8)	(7.5)
State	(2.4)	(0.2)	0.5
Foreign	(10.5)	10.7	10.7
Total deferred (benefit) provision	(19.5)	6.7	3.7
Income tax expense	$34.9	$50.5	$65.3

	Year Ended September 30,
	2020	2019	2018
Federal statutory rates	21.0%	21.0%	24.5%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	0.3	1.6	2.4
Foreign income tax rate differential	(14.3)	4.1	(0.6)
Domestic manufacturer’s deduction	—	—	(1.2)
Share-based compensation	(19.1)	(1.2)	(1.6)
Foreign distribution taxes	(54.7)	1.0	(1.7)
Valuation allowance	(2.1)	(0.4)	(0.7)
Goodwill impairment charge	(14.1)	—	11.2
Impact of inclusion of foreign income (1)	(101.1)	—	—
Transition tax	—	—	17.8
Deferred tax impact of rate change	—	—	(9.4)
Impact of foreign legislated rate changes	41.5	—	—
Transaction costs	(8.7)	—	—
Unrecognized tax benefits	(4.0)	1.9	2.1
Other, net	(33.3)	0.6	1.8
Effective income tax rate	(188.6)%	28.6%	44.6%

(1)  Represents Subpart F income, GILTI (less Section 250 deduction), net of associated foreign tax credits

The effective tax rate was (188.6)% for the year ended September 30, 2020 compared to 28.6% for the year ended September 30, 2019. The effective tax rate for fiscal 2020 was primarily related to the Company reporting a net loss for the year, while being in a taxable position, before utilization of tax attributes, for income tax purposes. The difference in the effective tax rate relative to the statutory rate of 21% was primarily attributable to an unfavorable geographic mix of pretax income, taxable gains from the sale of the Cimcool business, non-deductible transaction costs, foreign income inclusions, foreign tax rate changes and taxes on current and anticipated future distributions amongst our subsidiaries.

	September 30,
	2020	2019
Deferred tax assets:
Employee benefit accruals	$30.9	$40.1
Loss and tax credit carryforwards	51.4	10.9
Interest limitation carryforward	26.0	18.3
Operating lease liabilities	31.3	—
Rebates and other discounts	4.6	4.5
Self-insurance reserves	2.8	2.1
Inventory, net	4.8	2.6
Other, net	16.8	11.7
Total deferred tax assets before valuation allowance	168.6	90.2
Less valuation allowance	(21.0)	(0.5)
Total deferred tax assets, net	147.6	89.7
Deferred tax liabilities:
Depreciation	(27.6)	(10.3)
Amortization	(202.3)	(89.4)
Operating right-of-use assets	(32.0)	—
Long-term contracts and customer prepayments	(43.8)	(46.8)
Unremitted earnings of foreign operations	(13.2)	(1.2)
Other, net	(1.4)	(0.9)
Total deferred tax liabilities	(320.3)	(148.6)
Deferred tax liabilities, net	$(172.7)	$(58.9)

Amounts recorded in the Consolidated Balance Sheets:
Deferred tax assets, non-current	13.1	2.7
Deferred tax liabilities, non-current	(185.8)	(61.6)
Total	$(172.7)	$(58.9)

The Company recorded a tax benefit of $13.7 at September 30, 2018, for the remeasurement of the deferred tax items to reflect the impact of the U.S. corporate tax rate reduction to 21%. At September 30, 2020 and 2019, respectively, the Company had $24.9 and $1.7 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which will begin to expire in 2021, and $51.8 and $27.5 of deferred tax assets related to foreign net operating loss and interest carryforwards. The majority of the foreign net operating loss and interest carryforwards have unlimited carryforward periods. Portions of the net operating loss carryforwards with expiration periods will begin to expire in 2021. Deferred tax assets as of September 30, 2020 and 2019, were reduced by a valuation allowance of $21.0 and $0.5, respectively, relating to foreign net operating loss carryforwards and foreign tax credit carryforwards.  At September 30, 2020 and 2019, the Company had $36.0 and $10.2, respectively, of current income tax payable included in other current liabilities on the Consolidated Balance Sheets. As of September 30, 2020 and 2019, the Company also had a Transition Tax liability of $14.7 and $20.9 included within other long-term liabilities on the Consolidated Balance Sheets.

The Company establishes a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

Historically, U.S. federal and state income taxes have not been recorded on accumulated undistributed retained earnings of substantially all of the Company’s foreign subsidiaries, as these earnings were considered permanently reinvested.  However, upon enactment of the Tax Act, the undistributed retained earnings of the Company’s foreign subsidiaries are subject to U.S. tax due to the Transition Tax. As a result, the Company recognized a provisional transition tax liability of $24.6 during the quarter ended December 31, 2017. This amount was adjusted during the year ended September 30, 2019, to a tax liability of $24.9.

As of September 30, 2020, and 2019, respectively, $13.2 and $1.2 of deferred tax liability on unremitted earnings of foreign subsidiaries was recognized, representing the assumed tax on the future distribution and tax withholdings on the distribution of such earnings among certain of the Company’s foreign subsidiaries.

Deferred tax liabilities were not recorded for any additional basis differences inherent in the Company’s foreign subsidiaries (i.e., basis differences in excess of those subject to the Transition Tax) as these amounts continue to be permanently reinvested outside of the U.S. If these amounts were not considered permanently reinvested, deferred tax liabilities would be recorded for any additional income taxes, distribution taxes, and withholding taxes payable in various countries. A determination of the unrecognized deferred tax liabilities on the permanently reinvested basis differences at September 30, 2020 is not practicable.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2020	2019	2018
Balance at September 30	$9.7	$12.1	$9.9
Assumed and recognized tax positions as part of Milacron acquisition	29.2	—	—
Additions for tax positions related to the current year	0.6	0.3	0.3
Additions for tax positions of prior years	0.7	4.0	2.8
Reductions for tax positions of prior years	(4.4)	(0.4)	(0.6)
Settlements	(0.1)	(6.3)	(0.3)
Balance at September 30	$35.7	$9.7	$12.1

The gross unrecognized tax benefit included $35.7 and $9.7 at September 30, 2020 and 2019, respectively, which, if recognized, would impact the effective tax rate in future periods. The assumed and recognized tax positions as part of the Milacron acquisition, includes historical unrecognized tax benefits related to Milacron, as well as certain unrecognized tax benefits recorded as part of purchase accounting.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2020 and 2019, the Company recognized $1.0 and $0.4, respectively, in additional interest and penalties.  Excluded from the reconciliation were $2.5 and $0.7 of accrued interest and penalties at September 30, 2020 and 2019, respectively.

The Company operates in multiple income tax jurisdictions both inside and outside the U.S. and are currently under examination in various federal, state, and foreign jurisdictions. Specifically, the Company is currently under examination in the U.S. for 2018. The Company recently completed the tax authority examination of its German operations for the 2010 through 2014 tax years. The German examination resulted in the reduction of tax attribute carryforwards and cash taxes offset by the reduction of valuation allowances and utilizations of reserves for uncertain tax position. In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range up to $2.5 based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although the Company believes that adequate provision has been made for such issues, it is possible that their ultimate resolution could affect earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced and yield a positive impact on earnings. The Company does not expect that the outcome of these audits will significantly impact the Consolidated Financial Statements.

9.                    (Loss) Earnings per Share

The dilutive effects of performance-based stock awards described in Note 10 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective Consolidated Balance Sheet date.  At September 30, 2020, 2019, and 2018, potential dilutive effects representing 400,000 shares for each period were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Year Ended September 30,
	2020	2019	2018
Net (loss) income attributable to Hillenbrand	$(60.1)	$121.4	$76.6
Weighted average shares outstanding — basic (in millions) (1)	73.4	62.9	63.1
Effect of dilutive stock options and unvested time-based restricted stock (in millions) (2)	—	0.4	0.7
Weighted average shares outstanding — diluted (in millions)	73.4	63.3	63.8

(Loss) earnings per share — basic	$(0.82)	$1.93	$1.21
(Loss) earnings per share — diluted	$(0.82)	$1.92	$1.20

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	2.8	0.8	0.3

(1)The increase in weighted-average shares outstanding during the year ended September 30, 2020 was due to 11.9 million of additional shares issued on November 21, 2019, in connection with the acquisition of Milacron. See Note 4 for further information.
(2)As a result of the net loss attributable to Hillenbrand during the year ended September 30, 2020, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

10.    Share-Based Compensation

The Company has share-based compensation plans under which 12,685,436 shares are registered.  As of September 30, 2020, 3,835,201 shares were outstanding under these plans and 6,938,930 shares had been issued, leaving 1,911,305 shares available for future issuance.  Our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, provides for long-term performance compensation for management and members of the Board of Directors.  Under the Stock Incentive Plan, a variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2020	2019	2018
Stock-based compensation cost	$14.0	$12.0	$12.1
Less impact of income tax	3.2	2.8	2.9
Stock-based compensation cost, net of tax	$10.8	$9.2	$9.2

The Company realized current tax benefits of $1.2 from the exercise of stock options and the payment of stock awards during 2020.

Stock Options — The fair values of option grants are estimated on the date of grant using the Black-Scholes option-pricing model. For grants issued prior to 2017, fair values were estimated using the binomial option-pricing model. The grants are contingent upon continued employment and generally vest over a three-year period.  Expense is recognized on a straight-line basis over the applicable vesting periods. Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $6.63, $10.15, and $11.28 per share for 2020, 2019, and 2018, respectively.  The following assumptions were used in the determination of fair value:

	Year Ended September 30,
	2020	2019	2018
Risk-free interest rate	1.6%	2.9%	2.4%
Weighted-average dividend yield	2.7%	2.0%	1.8%
Weighted-average volatility factor	27.9%	27.5%	28.0%
Expected life (years)	5.8	5.7	5.6

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

A summary of outstanding stock option awards as of September 30, 2020 and changes during the year is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2019	2,137,604	$35.43
Granted	454,929	31.94
Exercised	(58,618)	20.91
Forfeited	(45,255)	36.94
Expired/cancelled	(52,217)	39.93
Outstanding at September 30, 2020	2,436,443	$35.00

Exercisable at September 30, 2020	1,621,923	$33.93

As of September 30, 2020, there was $2.9 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 1.2 years.  This unrecognized compensation expense included a reduction for the Company’s estimate of potential forfeitures. As of September 30, 2020, the average remaining life of the outstanding stock options was 6.2 years with an aggregate intrinsic value of $1.6.  As of September 30, 2020, the average remaining life of the exercisable stock options was 5 years with an aggregate intrinsic value of $1.6.  The total intrinsic value of options exercised by employees and directors during 2020, 2019, and 2018 was $0.6, $1.4, and $7.5, respectively. The grant-date fair value of options that vested during 2020, 2019, and 2018 was $15.6, $15.4, and $11.1, respectively.

Time-Based Stock Awards and Performance-Based Stock Awards — These awards are consistent with the Company’s compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) maintain a significant portion of at-risk incentive compensation, (iv) delineate clear accountabilities, and (v) ensure competitive compensation.  The Company believes that the blend of compensation components provides the Company’s management with the appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company.  The Company’s stock plan enables us to grant several types of restricted stock unit awards including time-based, performance-based contingent on the creation of shareholder value (“SV”), and performance-based based on a relative total shareholder return formula (“TSR”).

The Company’s time-based stock awards provide an unconditional delivery of shares after a specified period of service. The Company records expense associated with time-based awards on a straight-line basis over the vesting period, net of estimated forfeitures.

The vesting of the SV awards granted in fiscal 2020 is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period and a corresponding service requirement.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  The number of shares awarded is based upon the fair value of the Company’s stock at the date of grant adjusted for the attainment level at the end of the period.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest. The Company records expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projections.  As a result, depending on the degree to which performance criteria are achieved or projections change, expenses related to the SV awards may become more volatile as the Company approaches the final performance measurement date at the end of the three-year period.

The vesting of TSR awards granted in fiscal 2020 will be determined by comparing the Company’s total shareholder return during a three-year period to the respective total shareholder returns of members of the Standard & Poor’s 400 Mid Cap Industrials index (the “Index Companies”). This is a change from prior year grants, when we used our then-applicable compensation peer group to measure relative TSR. Based on the Company’s relative ranking within the performance peer group

(for awards granted in fiscal 2018 and fiscal 2019, vesting in fiscal 2020 and 2021, respectively) or within the Index Companies for awards granted in fiscal 2020, vesting in fiscal 2022), it is possible for none of the awards to vest or for a range up to the maximum to vest. The Monte-Carlo simulation method is used to determine fair value of TSR awards at the grant date.  The Monte-Carlo simulation model estimates the fair value of this market-based award based upon the expected term, risk-free interest rate, expected dividend yield, and expected volatility measure for the Company and Index Companies or peer group. Compensation expense for the TSR awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

A summary of the non-vested stock awards, including dividends, as of September 30, 2020 (representing the maximum number of shares that could be vested) and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2019	68,930	$41.19
Granted	338,105	31.21
Vested	(28,741)	38.15
Forfeited	(31,669)	32.99
Non-vested time-based stock awards at September 30, 2020	346,625	$32.46

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2019	520,145	$46.41
Granted	429,782	33.58
Vested	(114,043)	53.29
Forfeited	(141,589)	50.05
Non-vested performance-based stock awards at September 30, 2020	694,295	$36.59

The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2020, 2019, and 2018 was $5.5, $7.2, and $15.2 (including dividends), respectively.

As of September 30, 2020, $6.4 and $6.3 of unrecognized stock-based compensation was associated with the Company’s unvested time-based and performance-based (including SV and TSR) stock awards, respectively.  The unrecognized amount of compensation related to the SV awards is based upon projected performance to date. The unrecognized compensation cost of the time-based and performance-based awards is expected to be recognized over a weighted-average period of 2.1 and 1.7 years and includes a reduction for an estimate of potential forfeitures.  As of September 30, 2020, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $9.8 and $14.6, respectively.  The weighted-average grant date fair value of time-based stock awards was $41.09 and $46.77 per share for 2019 and 2018, respectively.  The weighted-average grant date fair value of performance-based stock awards was $41.82 and $53.35 per share for 2019 and 2018, respectively.

Dividends payable in stock accrue on both time-based and SV awards during the performance period and are subject to the same terms as the original grants.  Dividends do not accrue on TSR awards during the performance period. As of September 30, 2020, a total of 29,134 shares had accumulated on unvested stock awards due to dividend reinvestments and were included in the tables above.  The aggregate fair value of these shares at September 30, 2020 was $0.8.

Vested Deferred Stock — Certain stock-based compensation programs allow or require deferred delivery of shares after vesting.  As of September 30, 2020, there were 357,838 fully vested deferred shares, which were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2020 was $10.1.

11.          Other Comprehensive (Loss) Income

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2020:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)
Other comprehensive (loss) income before reclassifications
Before tax amount	(8.5)	43.6	(1.2)	33.9	$(0.5)	$33.4
Tax benefit	2.0	—	0.2	2.2	—	2.2
After tax amount	(6.5)	43.6	(1.0)	36.1	(0.5)	35.6
Amounts reclassified from accumulated other comprehensive loss (1)	5.2	—	2.5	7.7	—	7.7
Net current period other comprehensive (loss) income	(1.3)	43.6	1.5	43.8	$(0.5)	$43.3
Reclassification of certain income tax effects (2)	(6.0)	—	—	(6.0)
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)

(1)  Amounts are net of tax.
(2)Income tax effects of the Tax Act were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 2 for more information.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2020
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	—	—	0.8	0.8
Other income (expense), net	7.1	—	2.0	9.1
Total before tax	$7.1	$—	$2.6	9.7
Tax benefit				(2.0)
Total reclassifications for the period, net of tax				$7.7

(1)These accumulated other comprehensive loss components are included in the computation of net pension cost (see Note 7).

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2019:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)
Other comprehensive loss before reclassifications
Before tax amount	(30.7)	(20.6)	(20.6)	(71.9)	$—	$(71.9)
Tax benefit	8.2	—	1.6	9.8	—	9.8
After tax amount	(22.5)	(20.6)	(19.0)	(62.1)	—	(62.1)
Amounts reclassified from accumulated other comprehensive loss (1)	1.2	—	4.5	5.7	—	5.7
Net current period other comprehensive loss	(21.3)	(20.6)	(14.5)	(56.4)	$—	$(56.4)
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)

(1)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2019
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.8)	(0.8)
Other income (expense), net	1.7	—	6.5	8.2
Total before tax	$1.7	$—	$5.9	7.6
Tax benefit				(1.9)
Total reclassifications for the period, net of tax				$5.7

(1)These accumulated other comprehensive loss components are included in the computation of net pension cost (see Note 7).

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2018:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2017	$(45.3)	$(36.9)	$1.0	$(81.2)
Other comprehensive income (loss) before reclassifications
Before tax amount	1.8	(7.2)	1.8	(3.6)	$(0.7)	$(4.3)
Tax expense	(0.5)	—	(0.6)	(1.1)	—	(1.1)
After tax amount	1.3	(7.2)	1.2	(4.7)	(0.7)	(5.4)
Amounts reclassified from accumulated other comprehensive loss (1)	3.0	—	(1.3)	1.7	—	1.7
Net current period other comprehensive income (loss)	4.3	(7.2)	(0.1)	(3.0)	$(0.7)	$(3.7)
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)

(1)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2018
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.5	$0.5
Cost of goods sold	—	—	(0.1)	(0.1)
Other income (expense), net	3.6	0.2	(2.3)	1.5
Total before tax	$3.6	$0.2	$(1.9)	1.9
Tax benefit				(0.2)
Total reclassifications for the period, net of tax				$1.7

(1)These accumulated other comprehensive loss components are included in the computation of net pension cost (see Note 7).

12.          Commitments and Contingencies

Litigation

Like most companies, the Company is involved from time to time in claims, lawsuits, and government proceedings relating to its operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, employment-related, and other matters.  The ultimate outcome of these matters cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to these matters.  If a loss is not considered probable and/or cannot be reasonably estimated, the Company is required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

Claims covered by insurance have in most instances deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period.  For auto, workers compensation, and general liability claims in the U.S., outside insurance companies and third-party claims administrators generally assist in establishing individual claim reserves. An independent outside actuary often provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. For all other types of claims, reserves are established based upon advice from internal and external counsel and historical settlement information for such claims when payment is considered probable.

The recorded amounts represent the best estimate of the costs the Company will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

13.             Other Income (Expense), Net

	Year Ended September 30,
	2020	2019	2018
Interest income	$3.2	$1.1	$1.4
Net loss on divestiture	(3.5)	—	—
Foreign currency exchange gain (loss), net	1.2	0.2	(1.2)
(Loss) gain on settlement of interest rate swaps (1)	—	(6.4)	2.3
Other, net	(0.4)	(1.6)	(2.3)
Other income (expense), net	$0.5	$(6.7)	$0.2

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at September 30, 2020	Fair Value at September 30, 2020
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$302.2	$302.2	$—	$—
Investments in rabbi trust	3.9	3.9	—	—
Derivative instruments	2.6	—	2.6

Liabilities:
$500.0 term loan	475.0	—	475.0	—
2020 Notes	400.0	429.0	—	—
2019 Notes	374.5	409.0	—	—
$225.0 term loan	213.7	—	213.7	—
Series A Notes	100.0	—	105.3	—
Derivative instruments	1.6	—	1.6	—

	Carrying Value at September 30, 2019	Fair Value at September 30, 2019
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$399.0	$399.0	$—	$—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	2.5	—	2.5	—

Liabilities:
2019 Notes	374.4	380.6	—	—
2010 Notes	149.9	152.8	—	—
Series A Notes	100.0	—	108.5	—
Derivative instruments	2.6	—	2.6	—

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
•The fair values of the 2020 Notes, 2019 Notes, and 2010 Notes were based on quoted prices in active markets.
•The fair values of the Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for the Series A Notes.

15.             Segment and Geographical Information

Upon completing the acquisition of Milacron on November 21, 2019, the Company currently conducts operations through three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville. The Company’s segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company records the direct costs of business operations to the reportable segments, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs.  Corporate provides management and administrative services to each reportable segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as internal audit, investor relations, financial reporting, and tax compliance.  With limited exception for certain professional services and back-office and technology costs, the Company does not allocate these types of corporate expenses to the reportable segments.

The following tables present financial information for the Company’s reportable segments and significant geographical locations:

	Year Ended September 30,
	2020	2019	2018
Net revenue
Advanced Process Solutions	$1,228.6	$1,274.4	$1,219.5
Molding Technology Solutions	735.8	—	—
Batesville	552.6	532.9	550.6
Total net revenue	$2,517.0	$1,807.3	$1,770.1

Adjusted EBITDA (1)
Advanced Process Solutions	$234.5	$223.3	$215.8
Molding Technology Solutions	147.0	—	—
Batesville	127.1	114.2	120.8
Corporate	(44.2)	(42.2)	(42.3)

Net revenue (2)
United States	$1,172.3	$892.5	$926.4
Germany	678.8	568.7	512.5
All other foreign business units	665.9	346.1	331.2
Total revenue	$2,517.0	$1,807.3	$1,770.1

Depreciation and amortization
Advanced Process Solutions	$43.6	$45.5	$42.8
Molding Technology Solutions	73.2	—	—
Batesville	10.6	10.7	11.9
Corporate	3.2	2.3	1.8
Total depreciation and amortization	$130.6	$58.5	$56.5

(1)  Adjusted EBITDA is a non-GAAP measure used by management to measure segment performance and make operating decisions, which is reconciled to consolidated net (loss) income below.
(2)The Company attributes net revenue to a geography based upon the location of the business that consummates the external sale.

	September 30,
	2020	2019
Total assets assigned
Advanced Process Solutions	$1,666.5	$1,729.1
Molding Technology Solutions	2,032.4	—
Batesville	225.3	186.1
Corporate	63.2	313.4
Total assets	$3,987.4	$2,228.6

Tangible long-lived assets, net (1)
United States	$182.4	$67.6
Germany	110.4	37.5
China	54.2	4.4
All other foreign business units	121.6	19.9
Tangible long-lived assets, net	$468.6	$129.4

(1)Tangible long-lived assets, net includes operating lease right-of-use assets as of September 30, 2020, due to the adoption of ASU 2016-02 in the current year.

The following schedule reconciles segment adjusted EBITDA to consolidated net (loss) income.

	Year Ended September 30,
	2020	2019	2018
Adjusted EBITDA:
Advanced Process Solutions	$234.5	$223.3	$215.8
Molding Technology Solutions	147.0	—	—
Batesville	127.1	114.2	120.8
Corporate	(44.2)	(42.2)	(42.3)
Less:
Interest income	(3.2)	(1.1)	(1.4)
Interest expense	77.4	27.4	23.3
Income tax expense	34.9	50.5	65.3
Depreciation and amortization	130.6	58.5	56.5
Impairment charges	144.8	—	63.4
Business acquisition, disposition, and integration costs	77.2	16.6	3.5
Restructuring and restructuring-related charges	9.3	10.6	2.5
Inventory step-up	40.7	0.2	—
Net loss on divestiture	3.5	—	—
Loss on settlement of interest rate swaps	—	6.4	—
Other	2.6	—	—
Consolidated net (loss) income	$(53.4)	$126.2	$81.2

16.             Unaudited Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Net revenue	$566.9	$648.9	$607.5	$693.7
Gross profit	171.8	193.7	207.3	240.5
Net (loss) income attributable to Hillenbrand (1)	(3.1)	(74.0)	24.0	(7.1)
(Loss) earnings per share — basic	(0.05)	(0.99)	0.32	(0.09)
(Loss) earnings per share —diluted	(0.05)	(0.99)	0.32	(0.09)

2019
Net revenue	$410.3	$464.6	$446.6	$485.8
Gross profit	147.0	160.9	148.4	166.7
Net income attributable to Hillenbrand	28.3	38.0	30.4	24.7
Earnings per share — basic	0.45	0.60	0.48	0.39
Earnings per share —diluted	0.45	0.60	0.48	0.39

(1) During the fourth quarter of 2020, the Company recognized $62.3 of pre-tax charges (including a goodwill impairment charge and a valuation adjustment) related to assets held for sale within the Advanced Process Solutions reportable segment. During the second quarter of 2020, the Company recorded a pre-tax impairment charge of $82.5 related to goodwill and intangible assets. See Note 2 for further information.

17.             Restructuring

Hillenbrand periodically undergoes restructuring activities in order to enhance profitability through streamlined operations and an improved overall cost structure. The following schedule details the restructuring charges by reportable segment and the classification of those charges on the Consolidated Statements of Operations.

	Year Ended September 30,
	2020			2019			2018
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.9	$3.1	$4.0	$0.7	$4.8	$5.5	$0.3	$0.4	$0.7
Molding Technology Solutions	2.0	2.0	4.0	—	—	—	—	—	—
Batesville	—	0.7	0.7	0.5	4.2	4.7	0.5	0.5	1.0
Corporate	—	1.8	1.8	—	—	—	—	0.4	0.4
Total	$2.9	$7.6	$10.5	$1.2	$9.0	$10.2	$0.8	$1.3	$2.1

The restructuring charges within the Advanced Process Solutions and Batesville reportable segments during 2020, 2019, and 2018 were primarily related to severance costs associated with productivity initiatives. The restructuring charges within the Molding Technology Solutions reportable segment and Corporate during 2020 were primarily related to severance costs associated with the ongoing integration of Milacron, as well as productivity initiatives within the Molding Technology Solutions reportable segment. At September 30, 2020, $5.9 of restructuring costs were accrued and are expected to be paid over the next twelve months.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019, AND 2018

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (a)	Balance at End of Period
Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2020	$22.5	$0.7	$0.2	$0.6	$24.0
Year ended September 30, 2019	$21.9	$1.8	$(0.1)	$(1.1)	$22.5
Year ended September 30, 2018	$21.4	$3.2	$(0.1)	$(2.6)	$21.9

Allowance for inventory valuation:

Year ended September 30, 2020	$16.2	$6.6	$1.4	$1.4	$25.6
Year ended September 30, 2019	$16.4	$1.5	$(0.6)	$(1.1)	$16.2
Year ended September 30, 2018	$17.3	$1.9	$(0.4)	$(2.4)	$16.4

(a)   Reflects the write-off of specific trade receivables against recorded reserves and other adjustments.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2020.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, of this Form 10-K.

On November 21, 2019, we completed the acquisition of Milacron, which includes its existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2020, we have excluded Milacron from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. We are currently in the process of evaluating and integrating Milacron’s historical internal control over financial reporting with ours. The integration may lead to changes in future fiscal periods, but we do not expect these changes to materially affect our internal control over financial reporting. We expect to complete this integration in fiscal 2021. For the year ended September 30, 2020, Milacron accounted for $735.8 of our total net revenue, and as of September 30, 2020, had total assets of $2,032.4 (inclusive of acquired goodwill and identifiable intangible assets of $1,297.5).

During the year ended September 30, 2020 and through the date of this filing, we have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our non-production employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal control over financial reporting to minimize the impact to their design and operating effectiveness.

Other than as noted above, there have been no changes to our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management’s report on our internal control over financial reporting is included under Item 8.

We have established disclosure controls and procedures and internal control over financial reporting to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known on a timely basis to management and the Board of Directors.  No control system, no matter how well designed and operated, can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Information about our Executive Officers.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), which section is incorporated herein by reference. Information regarding our Code of Ethical Business Conduct, compliance with Section 16(a) of the Exchange Act, and the corporate governance matters covered by this Item is incorporated by reference to the 2021 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information related to corporate governance of the Company, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees, and transactions in our securities by directors and executive officers, is also available free of charge on or through the “Investors” section of our website at www.hillenbrand.com.

Item 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation of Directors.”

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
        RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement, where such information will be included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
        INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement, where such information will be included under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 54.

(2) Financial Statement Schedule

The financial statement schedule on page 111 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

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

In reviewing any agreements included as exhibits to this report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements.  The agreements may contain representations and warranties by the parties to the agreements, including us. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
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

Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. Bank National Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010)
Exhibit 4.2		Form of Hillenbrand, Inc. 5.5% fixed rate 10 year global note (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed July 9, 2010)
Exhibit 4.3		Supplemental Indenture dated as of January 10, 2013, by and among Hillenbrand, Inc., Batesville Casket Company, Inc., Batesville Manufacturing, Inc., Batesville Services, Inc., Coperion Corporation, K-Tron Investment Co., TerraSource Global Corporation, Process Equipment Group, Inc., Rotex Global, LLC, and U.S. Bank National Association, as trustee (the “Trustee”) (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 11, 2013)
Exhibit 4.4	Supplemental Indenture No.3, dated as of September 25, 2019, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)

Exhibit 4.5		Form of the Company’s 4.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.6	*	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act
Exhibit 4.7
Supplemental Indenture No. 4, dated as of June 16, 2020, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 16, 2020)

Exhibit 4.8		Form of the Company’s 5.7500% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 16, 2020)

Exhibit 10.1	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)
Exhibit 10.2	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)
Exhibit 10.3	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)
Exhibit 10.4	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference as Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.5	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.6	**	Employment Agreement dated as of October 1, 2018, between Hillenbrand, Inc. and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.7	Guarantee Facility Agreement dated as of December 3, 2012, by and between Coperion GmbH and Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.8	Guaranty dated as of December 3, 2012, by Hillenbrand, Inc. in favor of Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.9	Private Shelf Agreement dated as of December 6, 2012, by and between Hillenbrand, Inc. and Prudential Investment Management, Inc. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.10	**	Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement by and between Hillenbrand, Inc. and certain employees including executive officers (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed February 4, 2013)

Exhibit 10.11	**	Employment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.12	**	Amendment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.13	**	Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement - Relative Total Shareholder Value, by and between Hillenbrand, Inc. and certain employees including executive officers (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed February 4, 2014)

Exhibit 10.14	**	Form of Change in Control Agreement between Hillenbrand, Inc. and certain of its executive officers, including its named executive officers (Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.15	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.16	**	Hillenbrand, Inc. Second Amended and Restated Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2018)
Exhibit 10.17	**	Employment Agreement dated as of June 18, 2014, by and between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2014)
Exhibit 10.18	**	Cash Award and Repayment Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed November 19, 2014)

Exhibit 10.19	**	Restricted Stock Unit Award Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed November 19, 2014)

Exhibit 10.20	Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 19, 2014)

Exhibit 10.21	Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2014)

Exhibit 10.22	Amendment No. 3 to Private Shelf Agreement, dated March 24, 2016, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2016)

Exhibit 10.23	Amendment No. 4 to the Private Shelf Agreement, dated as of December 8, 2017, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2017)

Exhibit 10.24	Syndicated L/G Facility Agreement, dated as of March 8, 2018, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed March 9, 2018)

Exhibit 10.25	**	Employment Agreement dated as of June 18, 2018, by and between Hillenbrand, Inc. and J. Michael Whitted (Incorporated by reference as Exhibit 10.33 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.26	**	Employment Agreement dated as of September 7, 2015, by and between Batesville Services, Inc. and Christopher Trainor (Incorporated by reference as Exhibit 10.34 to Annual Report on Form 10-K filed November 13, 2018)

Exhibit 10.27		Second Amended and Restated Credit Agreement, dated as of December 8, 2017, among Hillenbrand, Inc., the subsidiary borrowers and subsidiary guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017)
Exhibit 10.28	Third Amended and Restated Credit Agreement, dated as of August 28, 2019, among Hillenbrand, Inc., the subsidiary borrowers and subsidiary guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 4, 2019)

Exhibit 10.29		Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of October 8, 2019, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2019)
Exhibit 10.30	Amendment No. 5 to Private Shelf Agreement, dated as of September 4, 2019, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 4, 2019)

Exhibit 10.31	Amended and Restated Agreement, dated as of September 4, 2019, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.3 to Current Report on Form 8-K filed September 4, 2019)

Exhibit 10.32
Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.33
Amendment No. 6 to Private Shelf Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.34
Second Amendment Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., certain of its subsidiaries party thereto, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.3 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.35
Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 10.36
Amendment No. 7 to Private Shelf Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 10.37
Third Amendment and Restatement Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., certain of its subsidiaries party thereto, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.3 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.
Exhibit 22	*	List of Guarantor Subsidiaries of Hillenbrand, Inc.
Exhibit 23.1	*	Consent of Ernst & Young LLP
Exhibit 23.2	*	Consent of PricewaterhouseCoopers LLP
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following documents are being filed pursuant to Inline XBRL:

Exhibit 101.INS		Instance document
Exhibit 101.SCH		Schema document
Exhibit 101.CAL		Calculation linkbase document
Exhibit 101.LAB		Labels linkbase document
Exhibit 101.PRE		Presentation linkbase document
Exhibit 101.DEF		Definition linkbase document
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.
***	Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Hillenbrand hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND, INC.

By:	/s/ Joe A. Raver
Joe A. Raver
President and Chief Executive Officer
November 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Joseph Loughrey	Chairperson of the Board	November 11, 2020
F. Joseph Loughrey

/s/ Joe A. Raver	President, Chief Executive Officer, and Director	November 11, 2020
Joe A. Raver	(Principal Executive Officer)

/s/ Kristina A. Cerniglia	Senior Vice President and Chief Financial Officer	November 11, 2020
Kristina A. Cerniglia	(Principal Financial Officer)

/s/ Andrew S. Kitzmiller	Vice President, Controller, and Chief Accounting	November 11, 2020
Andrew S. Kitzmiller	Officer (Principal Accounting Officer)

/s/ Edward B. Cloues II	Director	November 11, 2020
Edward B. Cloues II

/s/ Gary L. Collar	Director	November 11, 2020
Gary L. Collar

/s/ Helen W. Cornell	Director	November 11, 2020
Helen W. Cornell

/s/ Joy M. Greenway	Director	November 11, 2020
Joy M. Greenway

/s/ Daniel C. Hillenbrand	Director	November 11, 2020
Daniel C. Hillenbrand

/s/ Thomas H. Johnson	Director	November 11, 2020
Thomas H. Johnson

/s/ Neil S. Novich	Director	November 11, 2020
Neil S. Novich

/s/ Jennifer Rumsey	Director	November 11, 2020
Jennifer Rumsey

/s/ Stuart A. Taylor II	Director	November 11, 2020
Stuart A. Taylor II