Form 10-Q
period 2020-12-31
Hillenbrand, Inc.
filed 2021-02-03
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

The registrant had 75,052,673 shares of common stock, no par value per share, outstanding as of January 28, 2021.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2020	2019
Net revenue	$692.5	$566.9
Cost of goods sold	448.3	395.1
Gross profit	244.2	171.8
Operating expenses	131.6	157.4
Amortization expense	13.6	14.8
Gain on divestiture	(31.6)	—
Interest expense	21.2	14.7
Other (expense) income, net	(0.4)	1.9
Income (loss) before income taxes	109.0	(13.2)
Income tax expense (benefit)	31.3	(12.4)
Consolidated net income (loss)	77.7	(0.8)
Less: Net income attributable to noncontrolling interests	1.3	2.3
Net income (loss) attributable to Hillenbrand	$76.4	$(3.1)

Net income (loss) attributable to Hillenbrand — per share of common stock:
Basic earnings (loss) per share	$1.01	$(0.05)
Diluted earnings (loss) per share	$1.01	$(0.05)
Weighted average shares outstanding (basic)	75.3	68.4
Weighted average shares outstanding (diluted)	75.5	68.4

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2020	2019
Consolidated net income (loss)	$77.7	$(0.8)
Changes in other comprehensive income, net of tax
Currency translation adjustment	59.3	17.3
Pension and postretirement (net of tax of $0.3 and $0.5)	1.2	1.1
Change in net unrealized gain on derivative instruments (net of tax of $0.3 and $0.2)	1.7	1.4
Total changes in other comprehensive income, net of tax	62.2	19.8
Consolidated comprehensive income	139.9	19.0
Less: Comprehensive income attributable to noncontrolling interests	1.4	2.2
Comprehensive income attributable to Hillenbrand	$138.5	$16.8

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2020 (unaudited)	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$265.8	$302.2
Trade receivables, net	307.0	279.5
Receivables from long-term manufacturing contracts	158.9	138.1
Inventories, net	388.5	385.4
Prepaid expenses and other current assets	85.1	83.2
Current assets held for sale	150.0	181.3
Total current assets	1,355.3	1,369.7
Property, plant, and equipment, net	307.6	314.2
Operating lease right-of-use assets	153.0	154.4
Intangible assets, net	965.9	960.7
Goodwill	1,185.9	1,137.8
Other long-term assets	47.6	50.6
Total Assets	$4,015.3	$3,987.4

LIABILITIES
Current Liabilities
Trade accounts payable	$274.2	$271.6
Liabilities from long-term manufacturing contracts and advances	214.1	189.1
Current portion of long-term debt	28.1	36.3
Accrued compensation	80.8	96.1
Current liabilities held for sale	23.6	32.5
Other current liabilities	254.7	226.5
Total current liabilities	875.5	852.1
Long-term debt	1,368.3	1,516.3
Accrued pension and postretirement healthcare	171.8	166.8
Operating lease liabilities	119.9	120.9
Deferred income taxes	204.7	185.8
Other long-term liabilities	68.8	66.1
Total Liabilities	2,809.0	2,908.0

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 75.1 and 74.8 shares outstanding)	—	—
Additional paid-in capital	717.2	723.6
Retained earnings	541.4	481.4
Treasury stock (0.7 and 1.0 shares)	(32.0)	(43.2)
Accumulated other comprehensive loss	(40.7)	(102.8)
Hillenbrand Shareholders’ Equity	1,185.9	1,059.0
Noncontrolling interests	20.4	20.4
Total Shareholders’ Equity	1,206.3	1,079.4

Total Liabilities and Shareholders’ Equity	$4,015.3	$3,987.4

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended December 31,
	2020	2019
Operating Activities
Consolidated net income (loss)	$77.7	$(0.8)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	29.3	25.9
Gain on divestiture	(31.6)	—
Deferred income taxes	14.4	(29.0)
Amortization of deferred financing costs	1.7	0.5
Share-based compensation	4.2	2.3
Settlement of Milacron share-based equity awards	—	5.9
Trade accounts receivable and receivables from long-term manufacturing contracts	(32.8)	(9.4)
Inventories, net	(2.1)	26.3
Prepaid expenses and other current assets	(5.1)	14.5
Trade accounts payable	(5.5)	(1.8)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	9.3	(21.3)
Income taxes payable	8.1	6.5
Defined benefit plan and postretirement funding	(2.3)	(2.7)
Defined benefit plan and postretirement expense	0.8	1.5
Other, net	0.1	(0.6)
Net cash provided by operating activities	66.2	17.8

Investing Activities
Capital expenditures	(5.6)	(6.3)
Proceeds from sales of property, plant, and equipment	—	13.3
Acquisition of businesses, net of cash acquired	—	(1,503.1)
Proceeds from divestiture, net of cash divested	59.4	—
Net cash provided by (used in) investing activities	53.8	(1,496.1)

Financing Activities
Proceeds from issuance of long-term debt	—	725.0
Repayments on long-term debt	(220.0)	(9.1)
Proceeds from revolving credit facilities	226.0	747.5
Repayments on revolving credit facilities	(163.0)	(222.5)
Payment of deferred financing costs	—	(5.4)
Payments of dividends on common stock	(16.1)	(15.8)
Proceeds from stock option exercises	3.2	0.2
Payments for employee taxes on net settlement equity awards	(2.9)	(1.8)
Other, net	(1.3)	3.3
Net cash (used in) provided by financing activities	(174.1)	1,221.4

Effect of exchange rates on cash and cash equivalents	9.7	0.4

Net cash flows	(44.4)	(256.5)

Cash, cash equivalents, and restricted cash:
At beginning of period	311.8	399.4
At end of period	$267.4	$142.9

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$265.8	$142.4
Short-term restricted cash included in other current assets	1.6	0.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$267.4	$142.9
See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended December 31, 2020
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2020	75.8	$723.6	$481.4	1.0	$(43.2)	$(102.8)	$20.4	$1,079.4
Total other comprehensive income (loss), net of tax	—	—	—	—	—	62.1	0.1	62.2
Net income	—	—	76.4	—	—	—	1.3	77.7
Issuance/retirement of stock for stock awards/options	—	(10.9)	—	(0.3)	11.2	—	—	0.3
Share-based compensation	—	4.2	—	—	—	—	—	4.2
Dividends ($0.2150 per share)	—	0.3	(16.4)	—	—	—	(1.4)	(17.5)
Balance at December 31, 2020	75.8	$717.2	$541.4	0.7	$(32.0)	$(40.7)	$20.4	$1,206.3

	Three Months Ended December 31, 2019
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2019	63.9	$345.3	$599.5	1.2	$(50.1)	$(140.6)	$15.7	$769.8
Total other comprehensive income (loss), net of tax	—	—	—	—	—	19.9	(0.1)	19.8
Net (loss) income	—	—	(3.1)	—	—	—	2.3	(0.8)
Issuance/retirement of stock for stock awards/options	—	(6.1)	—	(0.1)	4.5	—	—	(1.6)
Share-based compensation	—	2.3	—	—	—	—	—	2.3
Dividends ($0.2125 per share)	—	0.1	(15.9)	—	—	—	(1.2)	(17.0)
Common stock issued to acquire Milacron (see Note 4)	11.9	371.3	—	—	—	—	—	371.3
Reclassification of certain income tax effects (1)	—	—	6.0	—	—	(6.0)	—	—
Balance at December 31, 2019	75.8	$712.9	$586.5	1.1	$(45.6)	$(126.7)	$16.7	$1,143.8

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

Hillenbrand’s portfolio is composed of three reportable operating segments: Advanced Process Solutions designs, develops, manufactures, and services highly engineered industrial equipment around the world. Molding Technology Solutions is a global leader in highly engineered and customized systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries unless context otherwise requires.

The accompanying unaudited Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries.  They also include two subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with United States generally accepted accounting principles (“GAAP”).  The unaudited Consolidated Financial Statements have been prepared on the same basis as, and should be read in conjunction with, the audited Consolidated Financial Statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the SEC on November 12, 2020. In the opinion of management, these Consolidated Financial Statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature. The interim period results are subject to variation and are not necessarily indicative of the results of operations to be expected for the full fiscal year.

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the percentage-of-completion method, carrying value of businesses held for sale, and the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, and the effects of the COVID-19 pandemic and such associated measures on management’s estimates and results of operations through December 31, 2020 are reflected in the Consolidated Financial Statements. Given the unprecedented nature of the COVID-19 pandemic, the Company cannot reasonably estimate the full extent of the impact that the COVID-19 pandemic will have on its consolidated financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides. Events and changes in circumstances arising after December 31, 2020, including those resulting from the ongoing impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings.

2.Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2020, except as described below.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 became effective for the Company’s fiscal year beginning on October 1, 2020. As a result of the Company's assessment on its trade receivables and receivables from long-term manufacturing contracts, ASU 2016-13 did not have a material impact on the Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) from accumulated other comprehensive loss to retained earnings. The Company adopted ASU 2018-02 on October 1, 2019, which resulted in a one-time decrease to accumulated other comprehensive loss and an increase to retained earnings of $6.0 on the Consolidated Balance Sheet, primarily related to deferred taxes previously recorded for pension and other postretirement benefits. The adoption of ASU 2018-02 did not have an impact to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. ASU 2019-12 will be effective for the Company’s fiscal year beginning on October 1, 2021. The Company is currently evaluating the impact of ASU 2019-12 on the Consolidated Financial Statements.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at December 31, 2020 and September 30, 2020 was $158.9 and $138.1, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at December 31, 2020 and September 30, 2020 was $214.1 and $189.1, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The revenue recognized for the three months ended December 31, 2020 and 2019 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2020 and 2019 was $80.1 and $55.3, respectively. During the three months ended December 31, 2020 and 2019, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of December 31, 2020, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog as defined in Item 2 of this Form 10-Q, for the Company was $1,362.6. Approximately 78% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended December 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$194.7	$—	$—	$194.7
Automotive	—	36.5	—	36.5
Chemicals	19.1	—	—	19.1
Consumer goods	—	39.0	—	39.0
Food and pharmaceuticals	22.8	—	—	22.8
Custom molders	—	38.9	—	38.9
Construction	—	20.4	—	20.4
Packaging	—	31.7	—	31.7
Minerals and mining	11.9	—	—	11.9
Electronics	—	18.4	—	18.4
Medical	—	21.2	—	21.2
Death care	—	—	164.8	164.8
Other industrial	42.3	30.8	—	73.1
Total	$290.8	$236.9	$164.8	$692.5

	Three Months Ended December 31, 2019
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$202.0	$—	$—	$202.0
Automotive	—	25.0	—	25.0
Chemicals	24.4	—	—	24.4
Consumer goods	—	22.4	—	22.4
Food and pharmaceuticals	18.0	—	—	18.0
Custom molders	—	16.8	—	16.8
Construction	—	16.8	—	16.8
Packaging	—	13.8	—	13.8
Minerals and mining	13.3	—	—	13.3
Electronics	—	8.3	—	8.3
Medical	—	5.3	—	5.3
Death care	—	—	127.0	127.0
Other industrial	48.9	24.9	—	73.8
Total	$306.6	$133.3	$127.0	$566.9

The following tables present net revenue by geographical market:

	Three Months Ended December 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geographical Markets
Americas	$82.1	$124.7	$164.8	$371.6
Asia	127.9	73.3	—	201.2
Europe, the Middle East, and Africa	80.8	38.9	—	119.7
Total	$290.8	$236.9	$164.8	$692.5

	Three Months Ended December 31, 2019
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geographical Markets
Americas	$112.9	$80.4	$127.0	$320.3
Asia	108.3	32.9	—	141.2
Europe, the Middle East, and Africa	85.4	20.0	—	105.4
Total	$306.6	$133.3	$127.0	$566.9

The following tables present net revenue by products and services:

	Three Months Ended December 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$197.9	$155.1	$—	$353.0
Parts and services	92.9	65.5	—	158.4
Death care	—	—	164.8	164.8
Other	—	16.3	—	16.3
Total	$290.8	$236.9	$164.8	$692.5

	Three Months Ended December 31, 2019
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$206.0	$82.2	$—	$288.2
Parts and services	100.6	32.2	—	132.8
Death care	—	—	127.0	127.0
Other	—	18.9	—	18.9
Total	$306.6	$133.3	$127.0	$566.9

The following tables present net revenue by timing of transfer:

	Three Months Ended December 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$146.2	$236.9	$164.8	$547.9
Over time	144.6	—	—	144.6
Total	$290.8	$236.9	$164.8	$692.5

	Three Months Ended December 31, 2019
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$147.3	$133.3	$127.0	$407.6
Over time	159.3	—	—	159.3
Total	$306.6	$133.3	$127.0	$566.9

4.Acquisitions and Divestitures

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

Pursuant to the Merger Agreement, certain of Milacron’s outstanding stock options, restricted stock awards, restricted stock unit awards, and performance stock unit awards immediately vested and converted into the right to receive $11.80 per share in cash and 0.1612 shares of Hillenbrand common stock per share. Additionally, certain of Milacron’s stock appreciation rights were canceled and converted into the right to receive a lump sum cash payment. The fair value of share-based equity awards was apportioned between purchase price consideration and immediate expense. The portion of the fair value of partially vested awards associated with pre-acquisition service of Milacron employees represented a component of the total purchase price consideration, while the remaining portion of the fair value was immediately recognized as expense within operating expenses on the Consolidated Statement of Operations during the three months ended December 31, 2019.

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
(2)In total, $20.0 was immediately recognized as expense within operating expenses on the Consolidated Statements of Operations during the three months ended December 31, 2019, which represents the portion of the fair value of outstanding share-based equity awards that was not associated with pre-acquisition service of Milacron employees, as previously discussed.

Purchase price allocation

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition.  None of the goodwill is deductible for income tax purposes.

The following table summarizes the final (as of November 21, 2020) fair values of the assets acquired and liabilities assumed as of the acquisition date:

	November 21, 2019 (as initially reported)	Measurement Period Adjustments	November 21, 2019 (as adjusted)
Assets acquired:
Cash and cash equivalents	$125.8	$—	$125.8
Trade receivables	135.5	(2.4)	133.1
Inventories	288.7	(1.0)	287.7
Prepaid expense and other current assets	64.3	4.9	69.2
Property, plant, and equipment	262.9	(29.0)	233.9
Operating lease right-of-use assets	41.3	—	41.3
Identifiable intangible assets	865.0	(50.0)	815.0
Goodwill	666.5	67.7	734.2
Other long-term assets	22.6	(1.6)	21.0
Total assets acquired	2,472.6	(11.4)	2,461.2

Liabilities assumed:
Trade accounts payable	110.2	—	110.2
Liabilities from long-term manufacturing contracts and advances	32.7	—	32.7
Accrued compensation	23.2	(2.4)	20.8
Other current liabilities	72.2	17.2	89.4
Accrued pension and postretirement healthcare	29.4	—	29.4
Deferred income taxes	166.3	(27.3)	139.0
Operating lease liabilities - long-term	31.2	—	31.2
Other long-term liabilities	13.1	1.1	14.2
Total liabilities assumed	478.3	(11.4)	466.9

Total purchase price consideration	$1,994.3	$—	$1,994.3

Measurement period adjustments
The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to property, plant, and equipment, identifiable intangible assets, goodwill, other current liabilities, and deferred income taxes. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.
During the three months ended December 31, 2020, the purchase price allocation for the acquisition was finalized.

Intangible assets identified

The purchase price allocation included $815.0 of acquired identifiable intangible assets. The fair value of the identifiable intangible assets were estimated using the income approach through a discounted cash flow analysis with the cash flow projections. The cash flows were based on estimates used to price the Milacron acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return to the Company’s pricing model and the weighted average cost of capital. Definite-lived intangible assets are being amortized over the estimated useful life on a straight-line basis.  The determination of the useful lives was based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the Company post acquisition of Milacron.  In addition, Hillenbrand reviewed certain technological trends and considered the relative stability in the current Milacron customer base.

The amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$560.0	19 years
Trade names	150.0	Indefinite
Technology, including patents	95.0	10 years
Backlog	10.0	3 months
Total	$815.0

The Company is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business acquisitions). The working capital assets and liabilities, as well as the property, plant, and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs, as of the date of the acquisition, in isolation would result in a significantly lower (higher) fair value measurement.  Management used a third-party valuation firm to assist in the determination of the purchase accounting fair values, and specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

Impact on results of operations

The results of Milacron’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the November 21, 2019, acquisition date. The following table provides the results of operations for Milacron included in Hillenbrand’s Consolidated Statements of Operations:

	Three Months Ended December 31,
	2020	2019
Net revenue	$236.9	$133.3
Income before income taxes	29.7	0.7

In connection with the acquisition of Milacron, the Company incurred a total of $5.7 and $53.8 of business acquisition and integration costs for the three months ended December 31, 2020 and 2019, respectively, which were primarily recorded within operating expenses in the Consolidated Statements of Operations.

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

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the Milacron acquisition had occurred on October 1, 2019, to give effect to certain events that Hillenbrand believes to be directly attributable to the Milacron acquisition. These pro forma adjustments primarily include:

•an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets;
•an adjustment to interest expense to reflect the additional borrowings of Hillenbrand and the repayment of Milacron’s historical debt in conjunction with the acquisition;
•an adjustment to remove business acquisition and integration costs, inventory step-up costs, and backlog amortization, as these costs are non-recurring in nature and will not have a continuing effect on Hillenbrand’s results; and
•the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended December 31,
	2020	2019
Net revenue	$692.5	$682.6
Net income attributable to Hillenbrand	76.4	22.1

Net income attributable to Hillenbrand — per share of common stock:
Basic earnings per share	$1.01	$0.29
Diluted earnings per share	1.01	0.29

Assets and liabilities held for sale

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which includes the Red Valve business (“Red Valve”) and Abel Pump business (“ABEL”), which operate within the Advanced Process Solutions reportable segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. As discussed below, the Company completed the sale of Red Valve on December 31, 2020, and expects to the complete the divestiture of ABEL during its second fiscal quarter. The divestiture of the TerraSource Global business is expected to occur within the current fiscal year. As of September 30, 2020, the Company determined that these businesses met the criteria to be classified as held for sale, and therefore reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets. As of December 31, 2020, the TerraSource Global and ABEL businesses continue to be classified as held for sale.

The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the Consolidated Balance Sheets:

	December 31, 2020	September 30, 2020
Trade receivables, net	$13.5	$19.8
Inventories	18.6	22.0
Property, plant and equipment, net	8.7	12.9
Operating lease right-of-use assets	3.1	4.3
Intangible assets, net	92.5	133.6
Goodwill	20.4	19.5
Other assets	10.0	9.4
Valuation allowance on disposal group (1)	(23.5)	(45.4)
Total assets held for sale (2)	$143.3	$176.1

Trade accounts payable	$4.5	$7.3
Liabilities from long-term manufacturing contracts and advances	5.5	4.9
Operating lease liabilities	2.2	4.5
Deferred income taxes	5.5	8.8
Other liabilities	5.9	7.0
Total liabilities held for sale	$23.6	$32.5

(1)The Company adjusted the carrying value to fair value less costs to sell for certain assets held for sale during the year ended September 30, 2020. There was no adjustment recognized for the three months ended December 30, 2020.
(2)Total assets held for sale in this table exclude certain parcels of real estate that are also classified as held for sale on the Company’s Consolidated Balance Sheets as of December 31, 2020 and September 30, 2020.

The Company determined that the impending exit from these businesses does not represent a strategic shift that had or will have a major effect on its Consolidated Results of Operations, and therefore neither were classified as discontinued operations. The results of operations for these businesses are included within the Advanced Process Solutions reportable segment for all periods presented in this quarterly report.

Divestiture of Red Valve

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0, subject to customary post-closing adjustments. The sale included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet. The sale follows the Company’s previously announced intent to exit the Red Valve business, and Red Valve was classified as held for sale at September 30, 2020.

As a result of the sale, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the three months ended December 31, 2020. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the three months ended December 31, 2020. The Company incurred $2.9 of transaction costs associated with the sale during the three months ended December 31, 2020, which were recorded within operating expenses in the Consolidated Statements of Operations.

The Company determined that the divestiture of Red Valve did not represent a strategic shift that had or will have a major effect on its consolidated results of operations, and therefore Red Valve was not classified as a discontinued operation. Red Valve’s results of operations were included within the Advanced Process Solutions reportable segment until the completion of the sale on December 31, 2020.

Agreement to sell ABEL Pumps

In January 2021, the Company announced that it had entered into a definitive agreement with IDEX Corporation to sell ABEL for $103.5, subject to customary post-closing adjustments. The transaction is expected to be completed in the Company’s second fiscal quarter, subject to customary closing conditions. The sale follows the Company’s previously announced intent to exit the ABEL business. The assets and liabilities of ABEL continue to be classified as held for sale as of December 31, 2020, and based on the terms of the agreement, the Company did not recognize a change in carrying value during the three months ended December 31, 2020.

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

Sale of Molding Technology Solutions facility

In December 2019, the Company completed the sale of a Molding Technology Solutions manufacturing facility located in Germany. As a result of the sale, the Company received net cash proceeds of $13.1. There was no material impact to the Consolidated Statement of Operations resulting from the sale of the facility.

5.Supplemental Consolidated Balance Sheet Information

	December 31, 2020	September 30, 2020
Allowance for doubtful accounts	$28.9	$24.0

Warranty reserves	$25.6	$23.8

Accumulated depreciation on property, plant, and equipment	$357.5	$342.1

Inventories, net:
Raw materials and components	$139.6	$133.3
Work in process	94.7	88.7
Finished goods	154.2	163.4
Total inventories, net	$388.5	$385.4

6.Leases

The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of December 31, 2020. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have elected an accounting policy to combine lease and non-lease components for all leases.

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

For the three months ended December 31, 2020 and 2019, the Company recognized $8.9 and $8.0, respectively, of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial in each period.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases.

	December 31, 2020	September 30, 2020
Operating lease right-of-use assets	$153.0	$154.4

Other current liabilities	$31.1	$31.2
Operating lease liabilities	119.9	120.9
Total operating lease liabilities	$151.0	$152.1

Weighted-average remaining lease term (in years)	7.6	7.6

Weighted-average discount rate	2.5%	2.5%

As of December 31, 2020, the maturities of the Company’s operating lease liabilities were as follows:

2021 (excluding the three months ended December 31, 2020)	$26.7
2022	31.0
2023	25.4
2024	17.6
2025	11.5
Thereafter	53.6
Total lease payments	165.8
Less: imputed interest	(14.8)
Total present value of lease payments	$151.0

Supplemental Consolidated Statement of Cash Flow information is as follows:

	Three Months Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$9.7	$8.0
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	4.3	13.3

7.Intangible Assets and Goodwill

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	809.2	(166.8)	787.6	(151.8)
Technology, including patents	139.7	(55.3)	137.6	(51.0)
Software	65.4	(55.9)	65.6	(54.1)
Backlog	—	—	10.0	(10.0)
Other	—	—	0.1	(0.1)
	1,014.5	(278.2)	1,001.1	(267.2)
Indefinite-lived assets:
Trade names	229.6	—	226.8	—

Total	$1,244.1	$(278.2)	$1,227.9	$(267.2)

The net change in intangible assets during the three months ended December 31, 2020 was driven primarily by normal amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests.  Goodwill has been assigned to reporting units within the reportable segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level. There were no goodwill impairment charges during the three months ended December 31, 2020 and 2019.

The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the three months ended December 31, 2020.

	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Balance as of September 30, 2020	$485.1	$644.4	$8.3	$1,137.8
Finalization of Milacron acquisition (see Note 4)	—	19.6	—	19.6
Foreign currency adjustments	15.3	13.2	—	28.5
Balance as of December 31, 2020	$500.4	$677.2	$8.3	$1,185.9

8.Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of the dates reported in the Consolidated Balance Sheets.

	December 31, 2020	September 30, 2020
$500.0 term loan facility (1)	$467.5	$473.7
$400.0 senior unsecured notes, net of discount (2)	395.0	394.8
$375.0 senior unsecured notes, net of discount (3)	370.9	370.8
$225.0 term loan facility (4)	—	213.4
$100.0 Series A Notes (5)	99.8	99.7
$900.0 revolving credit facility (excluding outstanding letters of credit)	63.0	—
Other	0.2	0.2
Total debt	1,396.4	1,552.6
Less: current portion	(28.1)	(36.3)
Total long-term debt	$1,368.3	$1,516.3

(1)Includes debt issuance costs of $1.2 and $1.3 at December 31, 2020 and September 30, 2020, respectively.
(2)Includes debt issuance costs of $5.0 and $5.2 at December 31, 2020 and September 30, 2020, respectively.
(3)Includes debt issuance costs of $3.6 and $3.7 at December 31, 2020 and September 30, 2020, respectively.
(4)Includes debt issuance costs of $0.3 at September 30, 2020. This term loan was repaid in December 2020.
(5)Includes debt issuance costs of $0.2 and $0.3 at December 31, 2020 and September 30, 2020, respectively.

Financing for Milacron Acquisition

Upon completing the acquisition of Milacron on November 21, 2019, Hillenbrand incurred borrowings under its two term loans in aggregate principal amounts of $500.0 and $225.0, which are provided for under the Company’s Third Amended and Restated Credit Agreement dated August 28, 2019 and subsequently amended on October 8, 2019, January 10, 2020, and May 29, 2020 (the “Credit Agreement”). During the three months ended December 31, 2020, the Company repaid the $225.0 term loan in full with a combination of cash on hand and borrowings from its revolving credit facility.

The $500.0 term loan (the “Term Loan Facility”) matures on the fifth anniversary of the date on which it was borrowed, subject to quarterly amortization payments (equal to 5% of the original principal amount of the term loan in each of years 1 and 2, 7.5% in each of years 3 and 4, and 10% in year 5). The Term Loan Facility accrues interest, at the Company’s option, at the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 2.375% for term loans bearing interest at the LIBO Rate and 0.0% to 1.375% for term loans bearing interest at the Alternate Base Rate. For the three months ended December 31, 2020 and 2019, the weighted average interest rates for the Term Loan Facility were 2.75% and 3.49%, respectively.

In addition to the Term Loan Facility, Hillenbrand incurred $650.0 of additional borrowings from its revolving credit facility under the Credit Agreement (the “Revolver”) at the closing of the Milacron acquisition. The additional borrowings under the Term Loan Facility, the $225.0 term loan that has since been repaid, and the Revolver, in addition to the $375.0 of senior unsecured notes issued during the quarter ended September 30, 2019, were used to pay a portion of the cash consideration in connection with the acquisition of Milacron, fees and expenses related to the acquisition, and to repay certain indebtedness of Milacron and its subsidiaries upon closing the acquisition.

With respect to the Revolver, the Company had $7.4 in outstanding letters of credit issued and $829.6 of maximum borrowing capacity under the Revolver as of December 31, 2020. $829.6 of this borrowing capacity was immediately available based on the Company’s most restrictive covenant at December 31, 2020. The weighted-average interest rates on borrowings under the Revolver were 2.52% and 3.13% for the three months ended December 31, 2020 and 2019, respectively. The weighted average facility fee was 0.30% and 0.17% three months ended December 31, 2020 and 2019, respectively.

Other credit arrangements

In the normal course of business, operating companies within the Advanced Process Solutions reportable segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of December 31, 2020, the Company had credit arrangements totaling $437.8, under which $264.9 was used for this purpose. These arrangements include the Company’s Syndicated Letter of Guarantee Facility (as amended, the “L/G Facility Agreement”) and other ancillary credit facilities.

Covenants related to current financing agreements

The Credit Agreement, the L/G Facility Agreement, and the Series A Notes pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), contain the following financial covenants for the current quarter: a maximum leverage ratio (as defined in the agreements) of 4.75 to 1.00 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.0 to 1.00.

As of December 31, 2020, Hillenbrand was in compliance with all covenants under these agreements. Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the $400.0 and $375.0 senior unsecured notes, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement each contain certain other customary covenants, representations and warranties and events of default. The indentures governing both the $400.0 and $375.0 senior unsecured notes do not limit the Company’s ability to incur additional indebtedness. They do, however, contain certain covenants that restrict the Company’s ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the senior unsecured notes with remedies if the Company fails to perform specific obligations. As of December 31, 2020, Hillenbrand was in compliance with all covenants and there were no events of default.

9.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2020	2019	2020	2019
Service costs	$0.2	$0.4	$0.5	$0.6
Interest costs	1.5	2.0	0.2	0.2
Expected return on plan assets	(2.7)	(3.2)	(0.2)	(0.1)
Amortization of net loss	0.5	1.2	0.7	0.4
Net periodic (benefit) pension cost	$(0.5)	$0.4	$1.2	$1.1

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $3.7 and $3.3 for the three months ended December 31, 2020 and 2019, respectively.

10.Income Taxes

The effective tax rates for the three months ended December 31, 2020 and 2019 were 28.7% and 93.9%, respectively. The difference in the effective tax rate in the current quarter relative to the federal statutory tax rate was primarily attributable to an unfavorable geographic mix of pretax income, the impact that tax loss carryforwards and the tax loss on the sale of Red Valve had on foreign tax credit determinations related to foreign income inclusions, as well as deferred taxes recognized on accumulated earnings of foreign subsidiaries. The decrease in the effective tax rate from the prior year is primarily due to the prior year net loss position and the tax benefit recognized from the revaluation of current and deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions, which significantly increased the tax rate in the prior year, partially offset by the impact of nondeductible expenses associated with the Milacron acquisition.

The acquisition of Milacron was completed during the quarter ended December 31, 2019, through the merger of a Hillenbrand wholly-owned subsidiary with and into Milacron, resulting in 100% ownership of Milacron common stock that was issued and outstanding after the acquisition. In connection with the acquisition, the Company recorded a deferred tax asset of $5.9 and a deferred tax liability of $139.0 associated with the difference between the financial accounting basis and the tax basis in the acquired assets and liabilities assumed. Included in the acquired deferred taxes were deferred tax assets for the carryforward of Milacron’s tax net operating losses from federal, state, and foreign tax jurisdictions of $65.5, which were partially offset by the recognition of preliminary valuation allowances of $22.0 related to the estimated realizability of these items. The utilization of the acquired U.S. federal and state net operating losses to reduce Hillenbrand’s taxable income will be limited annually under Section 382 of the Internal Revenue Code. The annual Section 382 limitation is $39.6 until the net operating losses are utilized.

11.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective consolidated balance sheet date.  At both December 31, 2020 and 2019, potential dilutive effects, representing approximately 448,000 and 256,000 shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2020	2019
Net income (loss) attributable to Hillenbrand	$76.4	$(3.1)
Weighted average shares outstanding (basic - in millions)	75.3	68.4
Effect of dilutive stock options and other unvested equity awards (in millions) (1)	0.2	—
Weighted average shares outstanding (diluted - in millions)	75.5	68.4

Basic earnings (loss) per share	$1.01	$(0.05)
Diluted earnings (loss) per share	$1.01	$(0.05)

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	1.4	2.4

(1)As a result of the net loss attributable to Hillenbrand during the three months ended December 31, 2019, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

12.Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)
Other comprehensive income (loss) before reclassifications
Before tax amount	—	59.2	1.7	60.9	$0.1	$61.0
Tax expense	—	—	(0.4)	(0.4)	—	(0.4)
After tax amount	—	59.2	1.3	60.5	0.1	60.6
Amounts reclassified from accumulated other comprehensive loss(1)	1.2	—	0.4	1.6	—	1.6
Net current period other comprehensive income (loss)	1.2	59.2	1.7	62.1	0.1	$62.2
Balance at December 31, 2020	$(68.4)	$38.1	$(10.4)	$(40.7)

(1)Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)
Other comprehensive income (loss) before reclassifications
Before tax amount	—	17.4	1.3	18.7	$(0.1)	$18.6
Tax expense	—	—	(0.3)	(0.3)	—	(0.3)
After tax amount	—	17.4	1.0	18.4	(0.1)	18.3
Amounts reclassified from accumulated other comprehensive loss(1)	1.1	—	0.4	1.5	—	1.5
Net current period other comprehensive income (loss)	1.1	17.4	1.4	19.9	$(0.1)	$19.8
Reclassification of certain income tax effects (2)	(6.0)	—	—	(6.0)
Balance at December 31, 2019	$(67.2)	$(47.3)	$(12.2)	$(126.7)

(1)Amounts are net of tax.
(2)Income tax effects of the Tax Act were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended December 31, 2020
	Amortization of Pension and Postretirement (1)	(Gain)/Loss on
	Net Loss Recognized	Derivative Instruments	Total
Affected line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$—
Cost of goods sold	—	—	—
Other income, net	1.3	0.5	1.8
Total before tax	$1.3	$0.5	$1.8
Tax expense			(0.2)
Total reclassifications for the period, net of tax			$1.6

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 9).

	Three Months Ended December 31, 2019
	Amortization of Pension and Postretirement (1)	(Gain)/Loss on
	Net Loss Recognized	Derivative Instruments	Total
Affected line in the Consolidated Statement of Operations:
Net revenue	$—	$0.1	$0.1
Cost of goods sold	—	(0.2)	(0.2)
Other income, net	1.6	0.5	2.1
Total before tax	$1.6	$0.4	$2.0
Tax expense			(0.5)
Total reclassifications for the period, net of tax			$1.5

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 9).

13.Share-Based Compensation

	Three Months Ended December 31,
	2020	2019
Share-based compensation costs	$4.2	$2.3
Less impact of income tax benefit	(1.0)	(0.5)
Share-based compensation costs, net of tax	$3.2	$1.8

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

During the three months ended December 31, 2020, the Company made the following grants:

Number of Units
Time-based stock awards	277,891
Performance-based stock awards (maximum that can be earned)	362,282

The Company’s time-based stock awards and performance-based stock awards granted during fiscal 2021 had weighted-average grant date fair values of $38.03 and $44.39, respectively.  Included in the performance-based stock awards granted during fiscal 2021 are 213,536 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

14.Other (Expense) Income, Net

	Three Months Ended December 31,
	2020	2019
Interest income	$0.6	$1.3
Foreign currency exchange gain, net	0.4	0.1
Other, net	(1.4)	0.5
Other (expense) income, net	$(0.4)	$1.9

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

The liabilities recorded represent the best estimate of costs that the Company will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at December 31, 2020	Fair Value at December 31, 2020 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$265.8	$265.8	$—	$—
Investments in rabbi trust	4.4	4.4	—	—
Derivative instruments	4.8	—	4.8	—

Liabilities:
Revolver	63.0	—	63.0	—
$500.0 term loan	468.7	—	468.7	—
$400.0 senior unsecured notes	400.0	433.9	—	—
$375.0 senior unsecured notes	374.5	421.0	—	—
$100.0 Series A Notes	100.0	—	104.6	—
Derivative instruments	1.3	—	1.3	—

	Carrying Value at September 30, 2020	Fair Value at September 30, 2020 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$302.2	$302.2	$—	$—
Investments in rabbi trust	3.9	3.9	—	—
Derivative instruments	2.6	—	2.6	—

Liabilities:
$500.0 term loan	475.0	—	475.0	—
$400.0 senior unsecured notes	400.0	429.0	—	—
$375.0 senior unsecured notes	374.5	409.0	—	—
$225.0 term loan	213.7	—	213.7	—
$100.0 Series A Notes	100.0	—	105.3	—
Derivative instruments	1.6	—	1.6	—

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
•The fair value of the amounts outstanding under the Revolver, the $500.0 term loan, and the $225.0 term loan approximate carrying value, as the Company believes their variable interest rate terms correspond to current market terms.
•The fair values of the Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for the Series A Notes.

•The fair values of the $400.0 and $375.0 senior unsecured notes were based on quoted prices in active markets.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $224.7 and $232.8 at December 31, 2020 and September 30, 2020, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities on the Consolidated Balance Sheets.

17.Segment and Geographical Information

The Company currently conducts operations through three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville. The Company’s operating segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The following tables present financial information for the Company’s reportable segments and significant geographical locations:

	Three Months Ended December 31,
	2020	2019
Net revenue
Advanced Process Solutions	$290.8	$306.6
Molding Technology Solutions	236.9	133.3
Batesville	164.8	127.0
Total	$692.5	$566.9

Adjusted EBITDA (1)
Advanced Process Solutions	$48.5	$51.5
Molding Technology Solutions	48.4	26.3
Batesville	52.3	23.0
Corporate	(11.2)	(8.9)

Net revenue (2)
United States	$328.7	$282.0
China	111.9	57.0
Germany	34.3	35.8
India	41.5	34.3
All other foreign business units	176.1	157.8
Total	$692.5	$566.9

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions. See the Operating Performance Measures section of Management’s Discussion and Analysis for further information on adjusted EBITDA, which is reconciled to consolidated net income (loss) below.
(2)The Company attributes net revenue to a geography based upon the location of the end customer. Previously, the Company attributed net revenue to a geography based upon the location of the business that consummates the external sale for purpose of this disclosure. As such, the net revenue figures for the three months ended December 31, 2019, have been revised to conform to the current year methodology.

	December 31, 2020	September 30, 2020
Total assets assigned
Advanced Process Solutions	$1,659.2	$1,666.5
Molding Technology Solutions	2,074.7	2,032.4
Batesville	233.0	225.3
Corporate	48.4	63.2
Total	$4,015.3	$3,987.4

Tangible long-lived assets, net
United States	$173.6	$182.4
Germany	114.8	110.4
China	55.4	54.2
All other foreign business units	116.8	121.6
Total	$460.6	$468.6

The following schedule reconciles reportable segment adjusted EBITDA to consolidated net income (loss).

	Three Months Ended December 31,
	2020	2019
Adjusted EBITDA:
Advanced Process Solutions	$48.5	$51.5
Molding Technology Solutions	48.4	26.3
Batesville	52.3	23.0
Corporate	(11.2)	(8.9)
Less:
Interest income	(0.6)	(1.3)
Interest expense	21.2	14.7
Income tax expense (benefit)	31.3	(12.4)
Depreciation and amortization	29.3	25.9
Business acquisition, disposition, and integration costs	9.1	53.8
Restructuring and restructuring related charges	1.5	2.4
Inventory step-up	—	9.6
Gain on divestiture	(31.6)	—
Other	0.1	—
Consolidated net income (loss)	$77.7	$(0.8)

18. Restructuring

The following schedule details the restructuring charges by reportable segment and the classification of those charges on the Consolidated Statements of Operations.

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.6	$0.9	$1.5	$0.7	$0.9	$1.6
Molding Technology Solutions	0.1	0.3	0.4	—	0.8	0.8
Batesville	—	0.2	0.2	0.1	0.3	0.4
Corporate	—	0.2	0.2	—	0.3	0.3
Total	$0.7	$1.6	$2.3	$0.8	$2.3	$3.1

The restructuring charges during the three months ended December 31, 2020 and 2019, related primarily to severance costs. The severance costs within the Molding Technology Solutions and Corporate reportable segments were primarily related to the ongoing integration of Milacron. At December 31, 2020, $5.4 of restructuring costs were accrued and expected to be paid over the next twelve months.

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

Accordingly, in this Form 10-Q, we may say something like:

“We expect that future revenue associated with Advanced Process Solutions will be influenced by order backlog.”

That is a forward-looking statement, as indicated by the word “expect” and by the clear meaning of the sentence.

Other words that could indicate we are making forward-looking statements include:

intend	believe	plan	expect	may	goal	would	project
become	pursue	estimate	will	forecast	continue	could	anticipate
target	encourage	promise	improve	progress	potential	should	impact

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes risks related to the ongoing COVID-19 pandemic and the societal, governmental, and individual responses thereto, including supply chain disruptions; loss of contracts and/or customers; erosion of some customers’ credit quality; downgrades of the Company’s credit quality; closure or temporary interruption of the Company’s or suppliers’ manufacturing facilities; travel, shipping and logistical disruptions; loss of human capital or personnel, and general economic calamities, in addition to a variety of risks related to our integration of Milacron. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 12, 2020, and in Item 1A of Part II of this Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time.  The forward looking information in this Form 10-Q speaks only as of the date covered by this report and we assume no obligation to update or revise any forward-looking statements.

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

During the three months ended December 31, 2020, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and financial position.

COVID-19 Impact

The COVID-19 pandemic is impacting Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve, sometimes rapidly. It is too early to quantify the impact for 2021 or beyond, but the actions being undertaken to reduce the severity and spread of COVID-19 are currently creating disruptions, and are likely to continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability and sufficiency of our supply chain. Accordingly, management is continually evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near- and longer-term financial performance as we manage the Company through the uncertainty related to COVID-19.

We cannot reasonably estimate the duration, spread, or severity of the COVID-19 pandemic; however, as a result of the current circumstances, we expect to continue to experience an adverse impact during at least the first part of 2021 within our Advanced Process Solutions and Molding Technology Solutions segments, including the potential for impairment of certain intangible and other long-lived assets. Should these conditions continue further into 2021 for these two segments, the Company would similarly expect an adverse impact on its net revenue, results of operations, and cash flows in such year, depending upon the severity and length of time such conditions persist. The COVID-19 pandemic has had a favorable impact on the Batesville segment’s net revenue, results of operations, and cash flows. However, we are currently not able to predict the extent and duration of this favorable impact for the remainder of fiscal 2021 or the impact that the estimated increase in deaths due to the COVID-19 pandemic will have on deaths when the pandemic has subsided. The timing and effectiveness of vaccine development and rollout could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during 2021.

We continue to take actions intended to help minimize the risk to our company, employees, customers, and the communities in which we operate, as well as to lessen the financial impact on the business while protecting our ability to continue to generate profitable growth over the long-term. For information regarding these actions, see the discussion under Part 1, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2020. We continue to believe the Company has sufficient liquidity to operate in the current business environment as a result of these actions.

Employee Safety and Health

We have implemented a number of employee safety measures across our plants and other locations in an attempt to contain the spread of COVID-19. For information regarding these measures, see the discussion under Part 1, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2020.

Divestiture of Red Valve

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0, subject to customary post-closing adjustments. The sale included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet. The sale follows the Company's previously announced intent to exit the Red Valve business, and Red Valve was classified as held for sale at September 30, 2020.

As a result of the sale, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the three months ended December 31, 2020. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the three months ended December 31, 2020. The Company incurred $2.9 of transaction costs associated with the sale during the three months ended December 31, 2020, which were recorded within operating expenses in the Consolidated Statements of Operations.

Red Valve’s results of operations were included within the Advanced Process Solutions reportable segment until the completion of the sale on December 31, 2020.

Agreement to sell ABEL Pumps

In January 2021, the Company announced that it had entered into a definitive agreement to sell ABEL to IDEX Corporation for $103.5, subject to customary post-closing adjustments. The transaction is expected to be completed in the Company’s second fiscal quarter, subject to customary closing conditions. The sale follows the Company’s previously announced intent to exit the ABEL business. The assets and liabilities of ABEL continue to be classified as held for sale as of December 31, 2020, and based on the terms of the agreement, the Company did not recognize a change in carrying value during the three months ended December 31, 2020.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2020, to the same period in fiscal year 2020.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, Batesville, and Corporate.  These financial results are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and exclude expenses associated with business acquisitions, disposition, and integration, restructuring and restructuring related charges, inventory step-up, backlog amortization, and debt financing activities related to the acquisition of Milacron (including net interest expense on the $375.0 senior unsecured notes for the period prior to completing the acquisition).  The related income tax impact for all of these items is also excluded. The measures also exclude the non-recurring tax benefits and expenses related to the interaction of certain provisions of the Tax Act and certain tax items related to the acquisition of Milacron, including the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions. Non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

An important non-GAAP measure that we use is adjusted EBITDA. A part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the HOM to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance. Adjusted EBITDA is not a recognized term under GAAP and therefore does not purport to be an alternative to net income (loss). Further, the Company’s measure of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Another important non-GAAP operational measure used is backlog. Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment, like those in which Advanced Process Solutions and Molding Technology Solutions compete. Backlog represents the amount of consolidated net revenue that we expect to realize on contracts awarded related to Advanced Process Solutions and Molding Technology Solutions. For purposes of calculating backlog, 100% of estimated net revenue attributable to consolidated subsidiaries is included. Backlog includes expected net revenue from large systems and equipment, as well as aftermarket parts, components, and service. The length of time that projects typically remain in backlog can span from days for aftermarket parts or service to approximately 18 to 24 months for larger system sales within Advanced Process Solutions. The majority of the backlog within Molding Technology Solutions is expected to be fulfilled within the next twelve months. Backlog includes expected net revenue from the remaining portion of firm orders not yet completed, as well as net revenue from change orders to the extent that they are reasonably expected to be realized. We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

We expect that future net revenue associated with Advanced Process Solutions and Molding Technology Solutions will be influenced by backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Although backlog can be an indicator of future net revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and net revenue. Revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

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

See page 38 for reconciliation of consolidated net income (loss), the most directly comparable GAAP measure, to our non-GAAP adjusted EBITDA. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2020, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form 10-K as of and for the year-end September 30, 2020.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2020		2019 (1)
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$692.5	100.0	$566.9	100.0
Gross profit	244.2	35.3	171.8	30.3
Operating expenses	131.6	19.0	157.4	27.8
Amortization expense	13.6		14.8
Gain on divestiture	(31.6)		—
Interest expense	21.2		14.7
Other (expense) income, net	(0.4)		1.9
Income tax expense (benefit)	31.3		(12.4)
Net income (loss) attributable to Hillenbrand	76.4		(3.1)

(1) Included 40 days of operations related to Milacron following its acquisition on November 21, 2019

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Net revenue increased $125.6 (22%), which included favorable foreign currency impact (3%).

•Advanced Process Solutions’ net revenue decreased $15.8 (5%), primarily due to lower volume (10%) largely driven by a decrease in large polyolefin systems sales, and lower parts and service revenue driven by delays associated with the COVID-19 pandemic, partially offset by an increase in demand for other capital equipment. Foreign currency impact improved net revenue by 4%.

•Molding Technology Solutions’ net revenue increased $103.6 (78%) primarily due to an additional 50 days of revenue compared to the first quarter of fiscal 2020 as a result of the timing of the Milacron acquisition (closed November 21, 2019), partially offset by the divestiture of Cimcool, which occurred in the second quarter of 2020. Foreign currency impact improved net revenue by 1%.

•Batesville’s net revenue increased $37.8 (30%), primarily due to an increase in volume (28%) and an increase in average selling price (2%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $72.4 (42%), which included favorable foreign currency impact (3%). Gross profit margin improved 500 basis points to 35.3%.

•Advanced Process Solutions’ gross profit decreased $2.5 (2%), primarily driven by a decrease in large polyolefin systems sales, lower parts and service revenue, driven by delays associated with the COVID-19 pandemic, and cost inflation, partially offset by an increase in demand for other capital equipment, pricing and productivity improvements, and cost containment. Foreign currency impact improved gross profit by 5%. Gross profit margin improved 100 basis points to 34.6% in fiscal 2021, primarily due to pricing and productivity improvements and cost containment, partially offset by cost inflation.

Advanced Process Solutions’ gross profit included restructuring and restructuring related charges ($0.6 in fiscal 2021 and $0.7 in fiscal 2020). Excluding these charges, adjusted gross profit decreased $2.3 (2%) and adjusted gross profit margin improved 100 basis points to 34.9%.

•Molding Technology Solutions’ gross profit increased $45.4 (155%) primarily due to an additional 50 days of gross profit compared to the first quarter of fiscal 2020 as a result of the timing of the Milacron acquisition (closed November 21, 2019), partially offset by the divestiture of Cimcool, which occurred in the second quarter of 2020. Foreign currency impact improved gross profit by 2%. Gross profit margin improved 950 basis points to 31.5% in 2021, primarily due to inventory step-up charges of $9.6 in fiscal 2020 that did not repeat.

Molding Technology Solutions’ gross profit included inventory step-up charges of $9.6 in fiscal 2020, business acquisition, disposition, and integration costs of $0.7 in fiscal 2021 (including severance costs related to the integration), and restructuring and restructuring related charges of $0.2 in fiscal 2021. Excluding these charges, adjusted gross profit increased $36.8 (95%) and adjusted gross profit margin improved 280 basis points to 31.9%. The adjusted gross profit margin improvement was driven by productivity improvements, which included savings from restructuring actions taken in the prior year.

•Batesville’s gross profit increased $29.5 (75%) and gross profit margin improved 1080 basis points to 41.8%.  The increase in gross profit and gross profit margin was primarily due to higher volume and productivity initiatives, partially offset by inflation in wages and benefits.

Batesville’s gross profit included restructuring and restructuring related charges ($0.1 in fiscal 2020). Excluding these charges, adjusted gross profit increased $29.6 (75%) and adjusted gross profit margin improved 1080 basis points to 41.9%.

Operating expenses decreased $25.8 (16%), primarily due to decreases in business acquisition, disposition, and integration costs related to the acquisition of Milacron and productivity initiatives, which included savings from prior year restructuring and cost containment actions, partially offset by the addition of Molding Technology Solutions’ operating expenses and an increase in variable compensation. Foreign currency impact decreased operating expenses by 1%. Our operating expense-to-revenue ratio improved by 880 basis points to 19.0% in fiscal 2021.  Operating expenses included the following items:

	Three Months Ended December 31,
	2020	2019
Business acquisition, disposition, and integration costs	$9.7	$53.8
Restructuring and restructuring related charges	1.5	1.7

On an adjusted basis, which excluded business acquisition, disposition, and integration costs and restructuring and restructuring related charges, operating expenses increased $20.4 (20%), primarily due to the addition of Molding Technology Solutions’ operating expenses and an increase in variable compensation, partially offset by productivity initiatives, which included savings from prior year restructuring and cost containment actions. Adjusted operating expenses as a percentage of net revenue improved 30 basis points in fiscal 2021 to 17.7%.

Amortization expense decreased $1.2 (8%), primarily driven by certain intangible assets being classified as held for sale as of September 30, 2020, resulting in no amortization for those assets during fiscal 2021. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information. In addition, there was $4.2 of backlog amortization recorded in fiscal 2020, resulting from the acquisition of Milacron, that did not repeat in fiscal 2021. These decreases were partially offset by an additional 50 days of amortization expense in fiscal 2021 compared to the first quarter of fiscal 2020 as a result of the timing of the Milacron acquisition (closed November 21, 2019).

Gain on divestiture increased $31.6 due to the gain realized on the divestiture of Red Valve on December 31, 2020. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

Interest expense increased $6.5 (44%), primarily due to an additional 50 days in fiscal 2021 of interest expense on the increased borrowings as a result of the Milacron acquisition compared to the first quarter of fiscal 2020 as a result of the timing of the Milacron acquisition (closed November 21, 2019). See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of the debt financing. On an adjusted basis, which excludes $2.4 of interest expense on the $375.0 senior unsecured notes for the period prior to completing the acquisition of Milacron (October 1, 2019 through November 20, 2019), interest expense increased by $8.3 (68%).

Other expense (income), net was $0.4 of expense in fiscal 2021, compared to $1.9 income in fiscal 2020. This change is primarily driven by a decrease in interest income. Fiscal 2020 included interest earned on the proceeds from the $375.0 senior unsecured notes during the period prior to completing the acquisition of Milacron.

The effective tax rate was 28.7% in fiscal 2021 compared to 93.9% in fiscal 2020. The difference in the effective tax rate in the current quarter relative to the federal statutory tax rate was primarily attributable to an unfavorable geographic mix of pretax income, the impact that tax loss carryforwards and the tax loss on the sale of Red Valve had on foreign tax credit determinations related to foreign income inclusions, as well as deferred taxes recognized on accumulated earnings of foreign subsidiaries. The decrease in the effective tax rate from the prior year is primarily due to the prior year net loss position and the tax benefit recognized from the revaluation of current and deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions, which significantly increased the tax rate in the prior year, partially offset by the impact of nondeductible expenses associated with the Milacron acquisition.

Our adjusted effective income tax rate was 28.5% in fiscal 2021 compared to 22.0% in fiscal 2020. The adjusted effective income tax rate excludes the impact of the following items:

•the tax impact of the sale of Red Valve ($3.9 expense in fiscal 2021);
•the negative tax effect of the Milacron tax loss carryforwards on foreign income inclusion and foreign tax credits: ($3.7 expense in fiscal 2021 and $0.6 benefit in fiscal 2020);
•certain tax items related to the acquisition of Milacron ($1.1 benefit in fiscal 2020);
•the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions ($5.7 benefit in fiscal 2020); and
•the tax effect of the adjustments previously discussed within this section.

The increase in the current year quarter’s adjusted effective tax rate was attributable to the increase in deferred taxes recognized for taxes on accumulated earnings of foreign subsidiaries and the prior year impact of the deferred tax benefit recognized from the revaluation of current and deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions.

OPERATIONS REVIEW — ADVANCED PROCESS SOLUTIONS

	Three Months Ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$290.8	100.0	$306.6	100.0
Gross profit	100.6	34.6	103.1	33.6
Operating expenses	56.2	19.3	57.0	18.6
Amortization expense	4.8		7.3

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Net revenue decreased $15.8 (5%) primarily due to lower volume (10%) largely driven by a decrease in large polyolefin systems sales, and lower parts and service revenue driven by delays associated with the COVID-19 pandemic, partially offset by an increase in demand for other capital equipment. Foreign currency impact improved net revenue by 4%. Order backlog increased $169.7 (19%) from $900.9 on December 31, 2019, to $1,070.6 on December 31, 2020. The increase in backlog was primarily driven by increased demand in engineered plastics as well as customer delays related to orders in progress. Foreign currency impact increased order backlog by 8%.

On a sequential basis, order backlog increased $82.6 (8%) to $1,070.6 at December 31, 2020, up from $988.0 at September 30, 2020. The increase in backlog was primarily driven by an increase in orders for projects in the engineered plastics industry.

Gross profit decreased $2.5 (2%), primarily driven by a decrease in large polyolefin systems sales, lower parts and service revenue, driven by delays associated with the COVID-19 pandemic, and cost inflation, partially offset by an increase in demand for other capital equipment, pricing and productivity improvements, and cost containment. Foreign currency impact improved gross profit by 5%. Gross profit margin improved 100 basis points to 34.6% in fiscal 2021, primarily due to pricing and productivity improvements and cost containment, partially offset by cost inflation.

Advanced Process Solutions’ gross profit included restructuring and restructuring related charges ($0.6 in fiscal 2021 and $0.7 in fiscal 2020). Excluding these charges, adjusted gross profit decreased $2.3 (2%) and adjusted gross profit margin improved 100 basis points to 34.9%.

Operating expenses decreased $0.8 (1%), primarily due to savings from restructuring actions and reduced discretionary spending, partially offset by cost inflation and an increase in variable compensation. Foreign currency impact increased operating expenses by 4%. Operating expenses as a percentage of net revenue increased by 70 basis points to 19.3% in fiscal 2021.

Operating expenses included restructuring and restructuring related charges ($0.7 in fiscal 2021 and $0.9 in fiscal 2020) and business acquisition, disposition, and integration costs of $0.6 in fiscal 2021. Excluding these items, adjusted operating expenses decreased $1.0 (2%) and adjusted operating expenses as a percentage of net revenue increased 60 basis points to 18.9% in fiscal 2021.

Amortization expense decreased $2.5 (34%) primarily driven by certain intangible assets being classified as held for sale as of September 30, 2020, resulting in no amortization for those assets during fiscal 2021. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

OPERATIONS REVIEW — MOLDING TECHNOLOGY SOLUTIONS

	Three Months Ended December 31,
	2020		2019 (1)
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$236.9	100.0	$133.3	100.0
Gross profit	74.7	31.5	29.3	22.0
Operating expenses	36.0	15.2	21.9	16.4
Amortization expense	8.8		7.5

(1) Included 40 days of operations related to Milacron following its acquisition on November 21, 2019

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Milacron’s fiscal year 2020 results were significantly impacted by the non-recurring effects of the fair value adjustments to inventories and backlog required by acquisition accounting. These fair value adjustments are being charged to the Consolidated Statements of Operations over the respective periods that inventory is expected to be consumed and backlog is expected to be realized as net revenue.

Net revenue increased $103.6 (78%) primarily due to an additional 50 days of revenue compared to the first quarter of fiscal 2020, partially offset by the divestiture of Cimcool, which occurred in the second quarter of 2020. Foreign currency impact improved net revenue by 1%. Order backlog increased $145.2 (99%) from $146.8 on December 31, 2019, to $292.0 on December 31, 2020. The increase in backlog was primarily driven by an increase in orders within our injection molding equipment product lines.

On a sequential basis, order backlog increased $49.4 (20%) to $292.0 at December 31, 2020, up from $242.6 at September 30, 2020. The increase in backlog was primarily driven by an increase in orders within our injection molding equipment product lines.

Gross profit increased $45.4 (155%) primarily due to an additional 50 days of gross profit compared to the first quarter of fiscal 2020, partially offset by the divestiture of Cimcool, which occurred in the second quarter of 2020. Foreign currency impact improved gross profit by 2%. Gross profit margin improved 950 basis points to 31.5% in 2021, primarily due to inventory step-up charges of $9.6 in fiscal 2020 that did not repeat.

Molding Technology Solutions’ gross profit included inventory step-up charges ($9.6 in fiscal 2020), business acquisition, disposition and integration costs ($0.7 in fiscal 2021), and restructuring and restructuring related charges ($0.2 in fiscal 2021). Excluding these charges, adjusted gross profit increased $36.8 (95%) and adjusted gross profit margin improved 280 basis points to 31.9%. The adjusted gross profit margin improvement was driven by productivity improvements, which included savings from restructuring actions taken in the prior year.

Operating expenses increased $14.1 (64%), primarily due an additional 50 days of operating expenses compared to the first quarter of fiscal 2020, partially offset by the divestiture of Cimcool, which occurred in the second quarter of 2020. Operating expenses as a percentage of net revenue improved by 120 basis points to 15.2% in fiscal 2021.

Operating expenses included business acquisition, disposition, and integration costs (including severance costs related to the integration) ($0.3 in fiscal 2021 and $4.0 in fiscal 2020) and restructuring and restructuring related charges ($0.3 in fiscal 2020). Excluding these items, adjusted operating expenses increased $18.1 (103%) and adjusted operating expenses as a percentage of net revenue increased 190 basis points to 15.1% in fiscal 2021.

Amortization expense increased $1.3 (17%) primarily due to an additional 50 days of amortization expense in fiscal 2021 compared to the first quarter of fiscal 2020, partially offset by $4.2 of backlog amortization recorded in fiscal 2020 that did not repeat in fiscal 2021.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$164.8	100.0	$127.0	100.0
Gross profit	68.9	41.8	39.4	31.0
Operating expenses	18.6	11.3	18.5	14.6

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Net revenue increased $37.8 (30%), primarily due to an increase in volume (28%) and an increase in average selling price (2%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $29.5 (75%) and gross profit margin improved 1080 basis points to 41.8%.  The increase in gross profit and gross profit margin was primarily due to higher volume and productivity initiatives, partially offset by inflation in wages and benefits.

Gross profit included restructuring and restructuring related charges ($0.1 in fiscal 2020). Excluding these charges, adjusted gross profit increased $29.6 (75%) and adjusted gross profit margin improved 1080 basis points to 41.9%.

Operating expenses increased $0.1 (1%) to $18.6 primarily due to an increase in variable compensation, partially offset by productivity initiatives and cost containment actions. Operating expenses as a percentage of net revenue improved 330 basis points to 11.3%, primarily due to the increase in volume.

Operating expenses included restructuring and restructuring related charges ($0.4 in fiscal 2020). Excluding these charges, adjusted operating expenses increased $0.2 (1%) and adjusted operating expenses as a percentage of net revenue improved 320 basis points to 11.1% in fiscal 2020.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$13.3	1.9	$10.2	1.8
Business acquisition, disposition, and integration costs	7.5	1.1	49.8	8.8
Operating expenses	$20.8	3.0	$60.0	10.6

Corporate operating expenses primarily represent operating expenses and costs related to business acquisition, disposition, and integration, which we incur as a result of our strategy to grow through selective acquisitions.

Business acquisition, disposition, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisition and disposition) and integrating completed acquisitions (including severance).

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Operating expenses decreased $39.2 (65%), primarily due to a decrease in business acquisition, disposition and integration costs as a result of the acquisition of Milacron, partially offset by an increase in variable compensation and the addition of Milacron. Total operating expenses as a percentage of net revenue were 3.0%, an improvement of 760 basis points from the prior year.

Core operating expenses increased $3.1 (30%), primarily driven by an increase in variable compensation and the addition of Milacron.  Total core expenses as a percentage of net revenue were 1.9%, an increase of 10 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended December 31,
	2020	2019
Consolidated net income (loss)	$77.7	$(0.8)
Interest income	(0.6)	(1.3)
Interest expense	21.2	14.7
Income tax expense (benefit)	31.3	(12.4)
Depreciation and amortization	29.3	25.9
EBITDA	$158.9	$26.1
Business acquisition, disposition, and integration costs (1)	9.1	53.8
Restructuring and restructuring related charges (2)	1.5	2.4
Inventory step-up (3)	—	9.6
Gain on divestiture (4)	(31.6)	—
Other	0.1	—
Adjusted EBITDA	$138.0	$91.9

(1)Business acquisition, disposition, and integration costs during the three months ended December 31, 2020 primarily included professional fees and employee-related costs attributable to the integration of Milacron and divestiture of Red Valve. Business acquisition, disposition, and integration costs during the three months ended December 31, 2019 primarily included expenses for the settlement of outstanding Milacron share-based equity awards, professional fees, and severance and employee-related costs in connection with the acquisition and integration of Milacron.
(2)Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during the three months ended December 31, 2020 and 2019.
(3)Represents the non-cash charges related to the fair value adjustment of inventories acquired in connection with the acquisition of Milacron during the three months ended December 31, 2019.
(4)Represents the gain on the divestiture of Red Valve during the three months ended December 31, 2020. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Consolidated net income (loss) increased $78.5 (9813%) for the three months ended December 31, 2020, compared to the same period in fiscal 2020. The increase was primarily driven by a decrease in business acquisition, disposition, and integration costs, as well as a decrease in inventory step-up charges, primarily in relation to the acquisition of Milacron, the gain on divestiture of Red Valve, higher volume at Batesville, an additional 50 days of results from Molding Technology Solutions compared to the first quarter of fiscal 2020 as a result of the timing of the Milacron acquisition (closed November 21, 2019), and pricing and productivity improvements. This increase in consolidated net income (loss) was partially offset by an increase in income tax expense, decrease in volume at Advanced Process Solutions, an increase in interest expense, and an increase in variable compensation. Foreign currency impact improved consolidated net income by $1.5.

Consolidated adjusted EBITDA increased $46.1 (50%) for the three months ended December 31, 2020, compared to the same period in fiscal 2020. The increase was primarily due an additional 50 days of results from Molding Technology Solutions compared to the first quarter of fiscal 2020 as a result of the timing of the Milacron acquisition (closed November 21, 2019), higher volume at Batesville, and pricing and productivity improvements. This increase in consolidated adjusted EBITDA was partially offset by a decrease in volume at Advanced Process Solutions and an increase in variable compensation. Foreign currency impact improved adjusted EBITDA by $3.0.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and utilizing cash by comparing the first three months of 2021 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.

We have taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe the Company ended the quarter with, and continues to have, sufficient liquidity to operate in the current business environment. Hillenbrand increased cash holdings over the past four quarters (from December 31, 2019 to December 31, 2020) by $123.4, primarily with cash proceeds from the issuance of $400.0 in senior unsecured notes in June 2020, net cash proceeds of $221.9 from the divestiture of the Cimcool business in March 2020, net cash proceeds of $59.4 from the divestiture of the Red Valve business in December 2020, and cash generated from operations, partially offset by repayments made on the Revolver, repayment of the $225.0 term loan, and the maturity of the $150.0 senior unsecured notes. As of December 31, 2020, Hillenbrand was in full compliance with all covenants under its financing agreements. We continue to evaluate additional measures to maintain financial flexibility and general working capital requirements as a result of the COVID-19 pandemic. As the impact of the COVID-19 pandemic on the economy and our operations has been changing frequently and evolving rapidly, we will continue to closely monitor our liquidity and capital resources through the disruption caused by the COVID-19 pandemic.

As of December 31, 2020, we had $829.6 of maximum borrowing capacity under the Revolver, of which $829.6 of this borrowing capacity was immediately available based on our most restrictive covenant as amended in January 2020. The available borrowing capacity reflects a reduction of $7.4 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, operating companies within the Advanced Process Solutions reportable segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of December 31, 2020, we had guarantee arrangements totaling $437.8, under which $264.9 was used for this purpose. These arrangements include the L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders. In January 2020, the L/G Facility Agreement was amended to expand the size of the existing €150.0 facility by an additional €25.0.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of December 31, 2020, we had a transition tax liability of $18.3 pursuant to the Tax Act. The cash at our foreign subsidiaries totaled $246.5 at December 31, 2020. We continue to actively evaluate our global capital deployment and cash needs.

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

TerraSource Global and flow control businesses

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which operate within the Advanced Process Solutions reportable segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. On December 31, 2020, the Company completed the divestiture of its Red Valve business and in January 2021, the Company announced that it entered into a definitive agreement to sell its ABEL Pumps business, subject to customary post-closing adjustments. The Company still intends to divest the TerraSource Global business. We have used and continue to expect to use cash proceeds generated from the divestiture of these businesses primarily to further reduce our outstanding debt.

Leverage update

The Company’s net leverage (defined as debt, net of cash, to adjusted EBITDA) at December 31, 2020 was 2.2x. Given the strength of the Company’s balance sheet and with leverage within our targeted range, the Company will resume consideration of share repurchases and strategic acquisitions.

Other activities

The Tax Act requires the Company to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $18.3 recorded as of December 31, 2020. The transition tax liability under the Tax Act is expected to be paid over the next five years.

In December 2018, our Board of Directors authorized a new share repurchase program of up to $200.0. Given the strength of the Company’s balance sheet and with leverage within our targeted range, the Company will resume consideration of share repurchases.

Our anticipated contribution to our defined benefit pension plans in fiscal 2021 is $11.0, of which $2.3 was made during the three months ended December 31, 2020. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

The aggregate amount of our quarterly cash dividends increased as a result of the additional common stock issued in connection with the acquisition of Milacron. We currently expect to pay approximately $16.1 each quarter based on our outstanding common stock at December 31, 2020. We increased our quarterly dividend in fiscal 2021 to $0.2150 per common share from $0.2125 per common share paid in fiscal 2020. As of the date of this filing, the Company is committed to paying our dividend, and our policy remains unchanged. As with all discretionary cash outlays, if the current economic challenges become significantly more pronounced or extend over a longer-than-expected period, the Company would evaluate all opportunities to preserve capital, including a dividend adjustment. We cannot predict whether, and to what extent, such an adjustment would be made given the various potential factors that could exist at such time.

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

Cash Flows

	Three Months Ended December 31,
	2020	2019
Cash flows provided by (used in)
Operating activities	$66.2	$17.8
Investing activities	53.8	(1,496.1)
Financing activities	(174.1)	1,221.4
Effect of exchange rates on cash and cash equivalents	9.7	0.4
Net cash flows	$(44.4)	$(256.5)

Operating Activities

Operating activities provided $66.2 of cash during the first three months of fiscal 2021, and provided $17.8 of cash during the first three months of fiscal 2020, a $48.4 (272%) increase.  The increase in operating cash flow in fiscal 2021 was largely attributable to a decrease in payments for business acquisition, disposition, and integration costs in relation to the acquisition of Milacron compared to the prior period, the additional cash flow provided by Molding Technology Solutions in fiscal 2021, partially offset by changes in working capital requirements.

Working capital requirements for Advanced Process Solutions and Molding Technology Solutions reportable segments may continue to fluctuate in the future due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

Investing activities provided $53.8 of cash during the first three months of fiscal 2021, and used $1,496.1 during the first three months of fiscal 2020. The use of cash in fiscal 2020 was primarily for the acquisition of Milacron of $1,503.1. The cash provided in the current year was primarily the result of the divestiture of Red Valve resulting in proceeds of $59.4. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on this acquisition and divestiture.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to use our cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the first three months of fiscal 2021 was $174.1, including $157.0 of proceeds, net of debt repayments.  Cash provided by financing activities in the first three months of fiscal 2020 was $1,221.4, including $1,240.9 of proceeds, net of debt repayments. The change in cash provided by financing activities was primarily due to financing activity for the acquisition of Milacron in the prior year, including the issuance of two term loan commitments totaling $725.0 along with an increase in net borrowings on the Revolver of $525.0 million.

We returned $16.1 to shareholders during the first three months of fiscal 2021 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2021 to $0.2150 per common share from $0.2125 per common share paid during fiscal 2020.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees at December 31, 2020, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

	December 31, 2020	September 30, 2020
Combined Balance Sheets Information:
Current assets (1)	$1,526.7	$2,088.7
Non-current assets	7,834.7	4,548.4
Current liabilities (1)	2,748.4	2,067.7
Non-current liabilities	1,464.7	1,596.8

	Three Months Ended December 31, 2020	For the Year Ended September 30, 2020
Combined Statements of Operations Information:
Net revenue (2)	$253.9	$859.6
Gross profit	105.8	387.0
Net income (loss) attributable to Obligors	216.0	(32.1)

(1) Current assets include intercompany receivables from non-guarantors of $642.3 as of December 31, 2020. Current liabilities include intercompany payables to non-guarantors $256.2 as of September 30, 2020.
(2) Revenue includes intercompany sales with non-guarantors of $10.4 as of December 31, 2020 and $55.5 as of September 30, 2020, respectively.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2020 Form 10-K filed with the SEC on November 12, 2020.  There have been no material changes in this information since the filing of our 2020 Form 10-K.

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

The acquisition of Milacron, which was completed on November 21, 2019, resulted in a material change in the Company's internal controls over financial reporting. The Company is continuing the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of Milacron. Management believes the control design and implementation thereof have appropriately addressed the underlying risks.

There were no other changes in internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2	Amended and Restated Code of By-Laws of Hillenbrand, Inc. effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 10.1*, **	Employment Agreement, dated March 30, 2020, by and between Mold-Masters (2007) Limited and Ling An-Heid
Exhibit 10.2*, ***	Fourth Amendment Agreement, dated December, 2020, among Hillenbrand, Inc., certain of its subsidiaries party thereto, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent
Exhibit 22*	List of Guarantor Subsidiaries of Hillenbrand, Inc.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*                 Filed herewith.
** Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item     6 of this Form 10-Q.
*** Certain schedules and exhibits have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Hillenbrand hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: February 3, 2021	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: February 3, 2021		/s/ Andrew S. Kitzmiller
Andrew S. Kitzmiller
Vice President, Controller, and Chief Accounting Officer