Form 10-Q
period 2021-03-31
Hillenbrand, Inc.
filed 2021-05-04
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

The registrant had 75,248,374 shares of common stock, no par value per share, outstanding as of April 29, 2021.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net revenue	$722.3	$648.9	$1,414.8	$1,215.8
Cost of goods sold	476.4	455.2	924.7	850.3
Gross profit	245.9	193.7	490.1	365.5
Operating expenses	138.0	136.0	269.6	293.4
Amortization expense	14.1	24.0	27.7	38.8
(Gain) loss on divestitures	(34.1)	3.0	(65.7)	3.0
Impairment charges	—	82.5	—	82.5
Interest expense	19.5	20.9	40.7	35.6
Other income, net	1.0	2.3	0.6	4.2
Income (loss) before income taxes	109.4	(70.4)	218.4	(83.6)
Income tax expense (benefit)	30.4	1.8	61.7	(10.6)
Consolidated net income (loss)	79.0	(72.2)	156.7	(73.0)
Less: Net income attributable to noncontrolling interests	0.9	1.8	2.2	4.1
Net income (loss) attributable to Hillenbrand	$78.1	$(74.0)	$154.5	$(77.1)

Net income (loss) attributable to Hillenbrand — per share of common stock:
Basic earnings (loss) per share	$1.04	$(0.99)	$2.05	$(1.07)
Diluted earnings (loss) per share	$1.03	$(0.99)	$2.04	$(1.07)
Weighted average shares outstanding (basic)	75.5	75.1	75.4	71.7
Weighted average shares outstanding (diluted)	76.2	75.1	75.8	71.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Consolidated net income (loss)	$79.0	$(72.2)	$156.7	$(73.0)
Changes in other comprehensive income (loss), net of tax:
Currency translation adjustment	(45.2)	(30.2)	14.1	(12.9)
Pension and postretirement (net of quarter-to-date tax expense of $0.3 and $0.4 and year-to-date tax expense of $0.6 and $0.9)	0.6	1.4	1.8	2.5
Change in net unrealized (loss) gain on derivative instruments (net of quarter-to-date tax (benefit) expense of ($0.3) and $0.9 and year-to-date tax expense (benefit) of $0.0 and $0.7)	(0.5)	(3.3)	1.2	(1.9)
Total changes in other comprehensive (loss) income, net of tax	(45.1)	(32.1)	17.1	(12.3)
Consolidated comprehensive income (loss)	33.9	(104.3)	173.8	(85.3)
Less: Comprehensive income attributable to noncontrolling interests	0.9	1.3	2.3	3.5
Comprehensive income (loss) attributable to Hillenbrand	$33.0	$(105.6)	$171.5	$(88.8)

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	March 31, 2021 (unaudited)	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$344.9	$302.2
Trade receivables, net	293.4	279.5
Receivables from long-term manufacturing contracts	149.2	138.1
Inventories, net	385.0	385.4
Prepaid expenses and other current assets	82.6	83.2
Current assets held for sale	62.7	181.3
Total current assets	1,317.8	1,369.7
Property, plant, and equipment, net	296.4	314.2
Operating lease right-of-use assets	150.6	154.4
Intangible assets, net	939.1	960.7
Goodwill	1,165.9	1,137.8
Other long-term assets	47.3	50.6
Total Assets	$3,917.1	$3,987.4

LIABILITIES
Current Liabilities
Trade accounts payable	$293.8	$271.6
Liabilities from long-term manufacturing contracts and advances	265.6	189.1
Current portion of long-term debt	—	36.3
Accrued compensation	95.6	96.1
Current liabilities held for sale	18.7	32.5
Other current liabilities	246.8	226.5
Total current liabilities	920.5	852.1
Long-term debt	1,211.9	1,516.3
Accrued pension and postretirement healthcare	163.8	166.8
Operating lease liabilities	116.4	120.9
Deferred income taxes	199.3	185.8
Other long-term liabilities	69.5	66.1
Total Liabilities	2,681.4	2,908.0

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 75.2 and 74.8 shares outstanding)	—	—
Additional paid-in capital	720.5	723.6
Retained earnings	603.1	481.4
Treasury stock (0.6 and 1.0 shares)	(23.4)	(43.2)
Accumulated other comprehensive loss	(85.8)	(102.8)
Hillenbrand Shareholders’ Equity	1,214.4	1,059.0
Noncontrolling interests	21.3	20.4
Total Shareholders’ Equity	1,235.7	1,079.4

Total Liabilities and Shareholders’ Equity	$3,917.1	$3,987.4

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended March 31,
	2021	2020
Operating Activities
Consolidated net income (loss)	$156.7	$(73.0)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	57.6	64.5
Impairment charges	—	82.5
Deferred income taxes	15.0	(47.0)
Amortization of deferred financing costs	4.6	1.4
Share-based compensation	10.4	5.7
Settlement of Milacron share-based equity awards	—	5.9
(Gain) loss on divestitures	(65.7)	3.0
Trade accounts receivable and receivables from long-term manufacturing contracts	(21.0)	37.7
Inventories, net	(5.6)	35.4
Prepaid expenses and other current assets	(4.1)	8.7
Trade accounts payable	21.2	(41.0)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	83.9	(45.7)
Income taxes payable	4.3	14.4
Defined benefit plan and postretirement funding	(4.6)	(5.2)
Defined benefit plan and postretirement expense	1.4	3.2
Other, net	4.9	(5.2)
Net cash provided by operating activities	259.0	45.3

Investing Activities
Capital expenditures	(11.6)	(15.0)
Proceeds from sales of property, plant, and equipment	—	13.3
Acquisition of businesses, net of cash acquired	—	(1,503.1)
Proceeds from divestitures, net of cash divested	165.7	222.4
Net cash provided by (used in) investing activities	154.1	(1,282.4)

Financing Activities
Proceeds from issuance of long-term debt	350.0	725.0
Repayments on long-term debt	(688.8)	(9.1)
Proceeds from revolving credit facilities	395.0	1,082.8
Repayments on revolving credit facilities	(395.0)	(544.7)
Payment of deferred financing costs	(3.5)	(7.0)
Payments of dividends on common stock	(32.3)	(31.7)
Proceeds from stock option exercises	8.7	0.2
Payments for employee taxes on net settlement equity awards	(2.9)	(1.8)
Other, net	(1.3)	(1.1)
Net cash (used in) provided by financing activities	(370.1)	1,212.6

Effect of exchange rates on cash and cash equivalents	(7.5)	(0.5)

Net cash flows	35.5	(25.0)

Cash, cash equivalents, and restricted cash:
At beginning of period	311.8	399.4
At end of period	$347.3	$374.4
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$344.9	$374.0
Short-term restricted cash included in other current assets	2.4	0.4
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$347.3	$374.4
See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended March 31, 2021
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2020	75.8	$717.2	$541.4	0.7	$(32.0)	$(40.7)	$20.4	$1,206.3
Total other comprehensive loss, net of tax	—	—	—	—	—	(45.1)	—	(45.1)
Net income	—	—	78.1	—	—	—	0.9	79.0
Issuance/retirement of stock for stock awards/options	—	(3.1)	—	(0.1)	8.6	—	—	5.5
Share-based compensation	—	6.2	—	—	—	—	—	6.2
Dividends ($0.2150 per share)	—	0.2	(16.4)	—	—	—	—	(16.2)
Balance at March 31, 2021	75.8	$720.5	$603.1	0.6	$(23.4)	$(85.8)	$21.3	$1,235.7

	Six Months Ended March 31, 2021
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2020	75.8	$723.6	$481.4	1.0	$(43.2)	$(102.8)	$20.4	$1,079.4
Total other comprehensive income, net of tax	—	—	—	—	—	17.0	0.1	17.1
Net income	—	—	154.5	—	—	—	2.2	156.7
Issuance/retirement of stock for stock awards/options	—	(14.0)	—	(0.4)	19.8	—	—	5.8
Share-based compensation	—	10.4	—	—	—	—	—	10.4
Dividends ($0.4300 per share)	—	0.5	(32.8)	—	—	—	(1.4)	(33.7)
Balance at March 31, 2021	75.8	$720.5	$603.1	0.6	$(23.4)	$(85.8)	$21.3	$1,235.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended March 31, 2020
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2019	75.8	$712.9	$586.5	1.1	$(45.6)	$(126.7)	$16.7	$1,143.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(31.6)	(0.5)	(32.1)
Net (loss) income	—	—	(74.0)	—	—	—	1.8	(72.2)
Issuance/retirement of stock for stock awards/options	—	(0.2)	—	—	0.2	—	—	—
Share-based compensation	—	3.4	—	—	—	—	—	3.4
Dividends ($0.2125 per share)	—	0.2	(16.1)	—	—	—	—	—
Balance at March 31, 2020	75.8	$716.3	$496.4	1.1	$(45.4)	$(158.3)	$18.0	$1,027.0

	Six Months Ended March 31, 2020
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2019	63.9	$345.3	$599.5	1.2	$(50.1)	$(140.6)	$15.7	$769.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(11.7)	(0.6)	(12.3)
Net (loss) income	—	—	(77.1)	—	—	—	4.1	(73.0)
Issuance/retirement of stock for stock awards/options	—	(6.3)	—	(0.1)	4.7	—	—	(1.6)
Share-based compensation	—	5.7	—	—	—	—	—	5.7
Dividends ($0.4250 per share)	—	0.3	(32.0)	—	—	—	(1.2)	(32.9)
Common stock issued to acquire Milacron (see Note 4)	11.9	371.3	—	—	—	—	—	371.3
Reclassification of certain income tax effects (1)	—	—	6.0	—	—	(6.0)	—	—
Balance at March 31, 2020	75.8	$716.3	$496.4	1.1	$(45.4)	$(158.3)	$18.0	$1,027.0

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

Hillenbrand’s portfolio is composed of three reportable operating segments. Advanced Process Solutions businesses design, develop, manufacture, and service highly engineered industrial equipment around the world. Molding Technology Solutions is a global leader in highly engineered and customized systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries unless context otherwise requires.

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, and the effects of the COVID-19 pandemic and such associated measures on management’s estimates and results of operations through March 31, 2021 are reflected in the Consolidated Financial Statements. Given the unprecedented nature of the COVID-19 pandemic, the Company cannot reasonably estimate the full extent of the impact that the COVID-19 pandemic will have on its consolidated financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides. Events and changes in circumstances arising after March 31, 2021, including those resulting from the ongoing impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings.

2.Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2020, except as described below.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Losses on Financial Statements (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 became effective for the Company’s fiscal year beginning on October 1, 2020. As a result of the Company’s assessment on its trade receivables and receivables from long-term manufacturing contracts, ASU 2016-13 did not have a material impact on the Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) from accumulated other comprehensive loss to retained earnings. The Company adopted ASU 2018-02 on October 1, 2019, which resulted in a one-time decrease to accumulated other comprehensive loss and an increase to retained earnings of $6.0 on the Consolidated Balance Sheet as of October 1, 2019, primarily related to deferred taxes previously recorded for pension and other postretirement benefits. The adoption of ASU 2018-02 did not have an impact to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at March 31, 2021 and September 30, 2020 was $149.2 and $138.1, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at March 31, 2021 and September 30, 2020 was $265.6 and $189.1, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The revenue recognized for the six months ended March 31, 2021 and 2020 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2020 and 2019 was $97.6 and $87.8, respectively. During the three and six months ended March 31, 2021 and 2020, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of March 31, 2021, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Item 2 of this Form 10-Q, was $1,520.6 for the Company. Approximately 78% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended March 31, 2021				Six Months Ended March 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$210.4	$—	$—	$210.4	$405.1	$—	$—	$405.1
Automotive	—	42.5	—	42.5	—	79.0	—	79.0
Chemicals	20.2	—	—	20.2	39.3	—	—	39.3
Consumer goods	—	23.8	—	23.8	—	46.6	—	46.6
Food and pharmaceuticals	20.8	—	—	20.8	43.6	—	—	43.6
Custom molders	—	42.5	—	42.5	—	81.4	—	81.4
Packaging	—	34.4	—	34.4	—	66.1	—	66.1
Construction	—	31.8	—	31.8	—	52.2	—	52.2
Minerals and mining	12.4	—	—	12.4	24.3	—	—	24.3
Electronics	—	15.3	—	15.3	—	33.7	—	33.7
Medical	—	21.0	—	21.0	—	42.2	—	42.2
Death care	—	—	166.0	166.0	—	—	330.8	330.8
Other industrial	37.5	43.7	—	81.2	79.8	90.7	—	170.5
Total	$301.3	$255.0	$166.0	$722.3	$592.1	$491.9	$330.8	$1,414.8

	Three Months Ended March 31, 2020				Six Months Ended March 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$206.6	$—	$—	$206.6	$408.7	$—	$—	$408.7
Automotive	$—	$38.1	$—	$38.1	$—	$63.2	$—	$63.2
Chemicals	$24.1	$—	$—	$24.1	$48.4	$—	$—	$48.4
Consumer goods	$—	$19.3	$—	$19.3	$—	$37.6	$—	$37.6
Food and pharmaceuticals	$17.2	$—	$—	$17.2	$35.2	$—	$—	$35.2
Custom molders	$—	$21.3	$—	$21.3	$—	$38.1	$—	$38.1
Packaging	$—	$22.8	$—	$22.8	$—	$36.6	$—	$36.6
Construction	$—	$14.9	$—	$14.9	$—	$31.8	$—	$31.8
Minerals and mining	$15.4	$—	$—	$15.4	$28.7	$—	$—	$28.7
Electronics	$—	$14.5	$—	$14.5	$—	$22.8	$—	$22.8
Medical	$—	$14.0	$—	$14.0	$—	$19.4	$—	$19.4
Death care	$—	$—	$138.8	$138.8	$—	$—	$265.8	$265.8
Other industrial	$47.8	$54.1	$—	$101.9	$96.7	$82.8	$—	$179.5
Total	$311.1	$199.0	$138.8	$648.9	$617.7	$332.3	$265.8	$1,215.8

The following tables present net revenue by geographical market:

	Three Months Ended March 31, 2021				Six Months Ended March 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geographical Markets
Americas	$81.6	$138.8	$166.0	$386.4	$163.7	$263.5	$330.8	$758.0
Asia	$134.9	$70.8	$—	$205.7	$262.8	$144.1	$—	$406.9
Europe, the Middle East, and Africa	$84.8	$45.4	$—	$130.2	$165.6	$84.3	$—	$249.9
Total	$301.3	$255.0	$166.0	$722.3	$592.1	$491.9	$330.8	$1,414.8

	Three Months Ended March 31, 2020				Six Months Ended March 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geographical Markets
Americas	$100.6	$105.0	$138.8	$344.4	$213.5	$185.4	$265.8	$664.7
Asia	$119.3	$49.8	$—	$169.1	$227.6	$82.7	$—	$310.3
Europe, the Middle East, and Africa	$91.2	$44.2	$—	$135.4	$176.6	$64.2	$—	$240.8
Total	$311.1	$199.0	$138.8	$648.9	$617.7	$332.3	$265.8	$1,215.8

The following tables present net revenue by products and services:

	Three Months Ended March 31, 2021				Six Months Ended March 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$208.2	$169.3	$—	$377.5	$406.1	$324.4	$—	$730.5
Parts and services	93.1	68.0	—	161.1	186.0	133.5	—	319.5
Death care	—	—	166.0	166.0	—	—	330.8	330.8
Other	—	17.7	—	17.7	—	34.0	—	34.0
Total	$301.3	$255.0	$166.0	$722.3	$592.1	$491.9	$330.8	$1,414.8

	Three Months Ended March 31, 2020				Six Months Ended March 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$207.9	$99.0	$—	$306.9	$413.9	$181.2	$—	$595.1
Parts and services	103.2	58.3	—	161.5	203.8	90.5	—	294.3
Death care	—	—	138.8	138.8	—	—	265.8	265.8
Other	—	41.7	—	41.7	—	60.6	—	60.6
Total	$311.1	$199.0	$138.8	$648.9	$617.7	$332.3	$265.8	$1,215.8

The following tables present net revenue by timing of transfer:

	Three Months Ended March 31, 2021				Six Months Ended March 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$150.2	$255.0	$166.0	$571.2	$296.4	$491.9	$330.8	$1,119.1
Over time	151.1	—	—	151.1	295.7	—	—	295.7
Total	$301.3	$255.0	$166.0	$722.3	$592.1	$491.9	$330.8	$1,414.8

	Three Months Ended March 31, 2020				Six Months Ended March 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$149.4	$199.0	$138.8	$487.2	$296.7	$332.3	$265.8	$894.8
Over time	161.7	—	—	161.7	321.0	—	—	321.0
Total	$311.1	$199.0	$138.8	$648.9	$617.7	$332.3	$265.8	$1,215.8

4.Acquisitions and Divestitures

Acquisition of Milacron

Background

On November 21, 2019, the Company completed the acquisition of Milacron Holdings Corp. (“Milacron”), a global leader in highly engineered and customized systems in plastic technology and processing, through a merger of its wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock that was issued and outstanding after the acquisition. The acquisition provides Hillenbrand with increased scale and meaningful product diversification, enhancing its ability to serve customers with expanded capabilities across the plastics value chain.

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

Pursuant to the Merger Agreement, certain of Milacron’s outstanding stock options, restricted stock awards, restricted stock unit awards, and performance stock unit awards immediately vested and converted into the right to receive $11.80 per share in cash and 0.1612 shares of Hillenbrand common stock per share. Additionally, certain of Milacron’s stock appreciation rights were canceled and converted into the right to receive a lump sum cash payment. The fair value of share-based equity awards was apportioned between purchase price consideration and immediate expense. The portion of the fair value of partially vested awards associated with pre-acquisition service of Milacron employees represented a component of the total purchase price consideration, while the remaining portion of the fair value was immediately recognized as expense within operating expenses on the Consolidated Statement of Operations during the six months ended March 31, 2020.

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
(2)In total, $20.0 was immediately recognized as expense within operating expenses on the Consolidated Statements of Operations during the six months ended March 31, 2020, which represents the portion of the fair value of outstanding share-based equity awards that was not associated with pre-acquisition service of Milacron employees, as previously discussed.

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

The following table summarizes the final (as of November 21, 2020) fair values of the assets acquired and liabilities assumed as of the acquisition date (November 21, 2019).

Assets acquired:
Cash and cash equivalents	$125.8
Trade receivables	133.1
Inventories	287.7
Prepaid expense and other current assets	69.2
Property, plant, and equipment	233.9
Operating lease right-of-use assets	41.3
Identifiable intangible assets	815.0
Goodwill	734.2
Other long-term assets	21.0
Total assets acquired	2,461.2

Liabilities assumed:
Trade accounts payable	110.2
Liabilities from long-term manufacturing contracts and advances	32.7
Accrued compensation	20.8
Other current liabilities	89.4
Accrued pension and postretirement healthcare	29.4
Deferred income taxes	139.0
Operating lease liabilities - long-term	31.2
Other long-term liabilities	14.2
Total liabilities assumed	466.9

Total purchase price consideration	$1,994.3

Intangible assets identified

The purchase price allocation included $815.0 of acquired identifiable intangible assets. The fair value of the identifiable intangible assets were estimated using the income approach through a discounted cash flow analysis with cash flow projections. The cash flows were based on estimates used to price the Milacron acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return to the Company’s pricing model and the weighted-average cost of capital. Definite-lived intangible assets are being amortized over the estimated useful life on a straight-line basis.  The determination of the useful lives was based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the Company post-acquisition of Milacron.  In addition, Hillenbrand reviewed certain technological trends and considered the relative stability in the current Milacron customer base.

The amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$560.0	19 years
Trade names	150.0	Indefinite
Technology, including patents	95.0	10 years
Backlog	10.0	3 months
Total	$815.0

The Company is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business acquisitions). The working capital assets and liabilities, as well as the property, plant, and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs, as of the date of the acquisition, in isolation would result in a significantly lower (higher) fair value measurement.  Management used a third-party valuation firm to assist in the determination of the purchase accounting fair values, and specifically those considered Level 3 measurements. Management ultimately oversaw the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

Impact on results of operations

The results of Milacron’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the November 21, 2019 acquisition date. The following table provides the results of operations for Milacron included in Hillenbrand’s Consolidated Statements of Operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net revenue	$255.0	$199.0	$491.9	$332.3
Income (loss) before income taxes	32.6	(30.2)	62.3	(29.5)

In connection with the acquisition of Milacron, the Company incurred a total of $6.6 and $12.3 and $3.9 and $57.7 of business acquisition and integration costs during the three and six months ended March 31, 2021 and 2020, respectively, which were recorded within operating expenses in the Consolidated Statements of Operations.

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
•an adjustment to remove business acquisition and integration costs, inventory step-up costs, and backlog amortization as these costs are non-recurring in nature and will not have a continuing effect on Hillenbrand’s results; and
•the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net revenue	$722.3	$648.9	$1,414.8	$1,331.5
Net income (loss) attributable to Hillenbrand	78.1	(46.8)	154.5	(31.3)

Net income (loss) attributable to Hillenbrand — per share of common stock:
Basic earnings (loss) per share	$1.04	$(0.62)	$2.05	$(0.42)
Diluted earnings (loss) per share	$1.03	$(0.62)	$2.04	$(0.42)

Assets and liabilities held for sale

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which includes the Red Valve business (“Red Valve”) and Abel Pump business (“ABEL”), which operate within the Advanced Process Solutions reportable operating segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. As discussed below, the Company completed the sale of Red Valve on December 31, 2020, and ABEL on March 10, 2021. The divestiture of the TerraSource Global business is expected to occur within the current fiscal year. As of September 30, 2020, the Company determined that these businesses met the criteria to be classified as held for sale, and therefore reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets. As of March 31, 2021, the TerraSource Global business continues to be classified as held for sale.

The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the Consolidated Balance Sheets:

	March 31, 2021	September 30, 2020
Trade receivables, net	$8.5	$19.8
Inventories	11.1	22.0
Property, plant and equipment, net (2)	12.0	18.1
Operating lease right-of-use assets	2.3	4.3
Intangible assets, net	49.5	133.6
Goodwill	12.4	19.5
Other assets	2.8	9.4
Valuation allowance on disposal group (1)	(35.9)	(45.4)
Total assets held for sale	$62.7	$181.3

Trade accounts payable	$4.2	$7.3
Liabilities from long-term manufacturing contracts and advances	4.0	4.9
Operating lease liabilities	2.4	4.5
Deferred income taxes	5.5	8.8
Other liabilities	2.6	7.0
Total liabilities held for sale	$18.7	$32.5

(1)The Company adjusted the carrying value to fair value less costs to sell for certain assets held for sale during the year ended September 30, 2020. There was no adjustment recognized for the three and six months ended March 31, 2021.
(2)Total assets held for sale in this table include certain parcels of real estate that are also classified as held for sale on the Company’s Consolidated Balance Sheets as of March 31, 2021 and September 30, 2020.

The Company determined that the impending exit from these businesses does not represent a strategic shift that had or will have a major effect on its Consolidated Results of Operations, and therefore these businesses were not classified as discontinued operations. The results of operations up to the date of sale, for these businesses are included within the Advanced Process Solutions reportable operating segment for all periods presented in this quarterly report.

Divestiture of Flow Control Businesses

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The sale included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet. The sale follows the Company’s previously announced intent to exit Red Valve, and Red Valve was classified as held for sale at September 30, 2020.

As a result of the Red Valve sale, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the six months ended March 31, 2021. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the six months ended March 31, 2021. The Company incurred $2.9 of transaction costs associated with the sale during the six months ended March 31, 2021, which were recorded within operating expenses in the Consolidated Statements of Operations.

On March 10, 2021, the Company completed the divestiture of ABEL to IDEX Corporation, in a transaction valued at $103.5, subject to customary post-closing adjustments. The sale included cash proceeds received at closing of $106.3, including working capital adjustments. The sale follows the Company's previously announced intent to exit ABEL, and ABEL was classified as held for sale at September 30, 2020.

As a result of the ABEL sale, the Company recorded a pre-tax gain of $34.1 in the Consolidated Statement of Operations during the three and six months ended March 31, 2021. The related tax effect resulted in tax expense of $6.7 and was included within income tax expense in the Consolidated Statement of Operations during the three and six months ended March 31, 2021. The Company incurred $3.0 and $3.8 of transaction costs associated with the sale during the three and six months ended March 31, 2021, which were recorded within operating expenses in the Consolidated Statements of Operations.

Divestiture of Cimcool

On March 30, 2020, the Company completed the sale of its Cimcool business (“Cimcool”), which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company, to DuBois Chemicals, Inc. The sale resulted in cash proceeds received of $222.4, net of cash divested.

The Company determined that the sale of Cimcool did not represent a strategic shift that had or will have a major effect on its consolidated results of operations, and therefore Cimcool was not classified as a discontinued operation. Cimcool’s results of operations were included within the Molding Technology Solutions reportable operating segment until the completion of the sale on March 30, 2020.

Sale of Molding Technology Solutions facility

In December 2019, the Company completed the sale of a Molding Technology Solutions manufacturing facility located in Germany. As a result of the sale, the Company received net cash proceeds of $13.1. There was no material impact to the Consolidated Statement of Operations resulting from the sale of the facility.

5.Supplemental Consolidated Balance Sheet Information

	March 31, 2021	September 30, 2020
Allowance for doubtful accounts	$23.9	$24.0

Warranty reserves	$25.2	$23.8

Accumulated depreciation on property, plant, and equipment	$363.0	$342.1

Inventories, net:
Raw materials and components	$134.5	$133.3
Work in process	91.2	88.7
Finished goods	159.3	163.4
Total inventories, net	$385.0	$385.4

6.Leases

The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of March 31, 2021. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have elected an accounting policy to combine lease and non-lease components for all leases.

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

For the three and six months ended March 31, 2021 and 2020, the Company recognized $8.7 and $17.6, and $9.8 and $17.8 respectively, of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial in each period.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	March 31, 2021	September 30, 2020
Operating lease right-of-use assets	$150.6	$154.4

Other current liabilities	32.2	$31.2
Operating lease liabilities	116.4	120.9
Total operating lease liabilities	$148.6	$152.1

Weighted-average remaining lease term (in years)	7.3	7.6

Weighted-average discount rate	2.1%	2.5%

As of March 31, 2021, the maturities of the Company’s operating lease liabilities were as follows:

2021 (excluding the six months ended March 31, 2021)	$19.4
2022	34.2
2023	25.8
2024	17.6
2025	11.3
Thereafter	51.7
Total lease payments	160.0
Less: imputed interest	(11.4)
Total present value of lease payments	$148.6

Supplemental Consolidated Statement of Cash Flow information is as follows:

	Six Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$21.0	$18.0
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	13.1	18.7

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of:

	March 31, 2021		September 30, 2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	796.2	(173.4)	787.6	(151.8)
Technology, including patents	137.7	(57.0)	137.6	(51.0)
Software	65.4	(56.8)	65.6	(54.1)
Backlog	—	—	10.0	(10.0)
Other	—	—	0.1	(0.1)
	999.5	(287.4)	1,001.1	(267.2)
Indefinite-lived assets:
Trade names	227.0	—	226.8	—

Total	$1,226.5	$(287.4)	$1,227.9	$(267.2)

The net change in intangible assets during the three and six months ended March 31, 2021 was driven primarily by normal amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the six months ended March 31, 2021:

	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Balance as of September 30, 2020	$485.1	$644.4	$8.3	$1,137.8
Acquisitions (1)	—	19.6	—	19.6
Foreign currency adjustments	(0.1)	8.6	—	8.5
Balance as of March 31, 2021	$485.0	$672.6	$8.3	$1,165.9

(1)See Note 4 for further information on the acquisition of Milacron.

Impairment assessment

Change in annual impairment assessment date

The Company has historically performed its annual goodwill and indefinite-lived asset impairment assessments at different times for each of its reporting units within the fiscal year (April 1st, May 31st and July 1st). During the second quarter of fiscal 2021, the Company voluntarily decided to change the dates of its annual impairment assessments of goodwill and indefinite-lived intangible assets so that the assessments for all of the Company’s reporting units will occur on July 1st, the first day of the fourth quarter of the Company’s fiscal year The change was made to more closely align the annual impairment assessment dates with the Company’s annual planning and budgeting process, as well as its long-term planning and forecasting process for all reporting units. This change is also expected to provide more consistency in the application of our annual goodwill and indefinite-lived asset impairment assessments across each of the Company’s reporting units. The Company has determined this voluntary change in accounting principle is preferable and will not affect the Consolidated Financial Statements. Pursuant to the authoritative accounting literature, in fiscal 2021, the Company will perform an impairment assessment as of the of the first day of its third fiscal quarter of 2021 (April 1st), and as of May 31st for one reporting unit, to ensure that the change in annual impairment assessment dates do not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impractical to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Impairment recorded in the prior year

In connection with the preparation of the Consolidated Financial Statements for the three months ended March 31, 2020, an interim impairment assessment was performed for select reporting units within the Advanced Process Solutions and Molding Technology Solutions reportable operating segments as a result of certain triggering events and changes in circumstances discussed in detail below. Additionally, based on the macroeconomic factors discussed below, as well as the decline in the Company’s common stock price during the three months ended March 31, 2020, the Company performed a qualitative review for all remaining reporting units and determined that those reporting units did not require an interim impairment test, as it was more likely than not that the current fair value of those reporting units exceeded their carrying value, based on their current and projected financial performance as well as the results of previous goodwill impairment tests.

For certain reporting units within the Advanced Process Solutions reportable operating segment, an interim impairment review was triggered in 2020 by the Company’s decision to redirect its strategic investments as it focused on deleveraging following two major events within the six months ended March 31, 2020: (1) the continued evaluation of the Company’s operations following the acquisition of Milacron completed on November 21, 2019, and (2) adverse macroeconomic conditions primarily driven by the COVID-19 pandemic. In connection with these events, the Company made the decision to limit its future strategic investment in its two reporting units in the flow control sector. The decision to limit future investment as well as the Company’s updated forecasts, which considered the impact of the COVID-19 pandemic, reduced those reporting units’ anticipated annual revenue growth rates and corresponding profitability and cash flows. The annual revenue growth rates utilized in the Company’s fair value estimate were consistent with the reporting units’ operating plans. As a result of the change to expected future cash flows, along with comparable fair value information, the Company concluded that the carrying value for these reporting units exceeded their fair value, resulting in goodwill impairment charges of $72.3 during the three and six months ended March 31, 2020. The pre-impairment goodwill balance for these reporting units was $95.2.  Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name associated with one of these reporting units exceeded its fair value. As a result, an impairment charge of $0.7 was recorded for this trade name during the three and six months ended March 31, 2020. The pre-impairment balance for this trade name was $4.4.

For the reporting units within the Molding Technology Solutions reportable operating segment, an interim impairment review was triggered in 2020 by macroeconomic conditions primarily driven by the COVID-19 pandemic. Subsequent to the Company completing the acquisition of Milacron on November 21, 2019, the Company revised its forecasts for all reporting units within the Molding Technology Solution reportable operating segment due to the deterioration in the overall global economy as a result of the pandemic. As a result of the decline in forecasted net revenue, under the relief-from-royalty fair value method, the Company concluded that the carrying value of certain trade names and technology associated with these reporting units exceeded their fair value. As a result, impairment charges of $9.5 were recorded for these intangible assets during the three and six months ended March 31, 2020. The pre-impairment balance for these intangible assets was $125.0.

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

Additionally, as a result of the Company’s revised forecasts driven by the COVID-19 pandemic for all reporting units within the Molding Technology Solutions reportable operating segment, the Company performed an interim impairment review for these reporting units during the three months ended March 31, 2020 and determined that no impairment of goodwill occurred as a result of this triggering event.

The valuation used to test goodwill for impairment is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, achievement of synergy initiatives, margin expansion, and the Company’s business plans. The Company believes these estimates and assumptions are reasonable.

However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and the limited cushion (or headroom, as commonly referred) due to the recent acquisition of Milacron, goodwill for the reporting units within the Molding Technology Solutions reportable operating segment are more susceptible to impairment risk.

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

While the Company can implement and has implemented certain strategies to address the events discussed above, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a further decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

During the three and six months ended March 31, 2021, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

8.Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of the dates reported in the Consolidated Balance Sheets:

	March 31, 2021	September 30, 2020
$500.0 term loan (1)	$—	$473.7
$400.0 senior unsecured notes (2)	395.3	394.8
$375.0 senior unsecured notes, net of discount (3)	371.1	370.8
$350.0 senior unsecured notes (4)	345.5	—
$225.0 term loan (5)	—	213.4
$100.0 Series A Notes (6)	99.8	99.7
$900.0 revolving credit facility (excluding outstanding letters of credit)	—	—
Other	0.2	0.2
Total debt	1,211.9	1,552.6
Less: current portion	—	36.3
Total long-term debt	$1,211.9	$1,516.3

(1)Includes unamortized debt issuance costs of $1.3 at September 30, 2020. This term loan was repaid in March 2021.
(2)Includes unamortized debt issuance costs of $4.7 and $5.2 at March 31, 2021 and September 30, 2020, respectively.
(3)Includes unamortized debt issuance costs of $3.4 and $3.7 at March 31, 2021 and September 30, 2020, respectively.
(4)Includes unamortized debt issuance costs of $4.5 at March 31, 2021.
(5)Includes unamortized debt issuance costs of $0.3 at September 30, 2020. This term loan was repaid in December 2020.
(6)Includes unamortized debt issuance costs of $0.2 and $0.3 at March 31, 2021 and September 30, 2020, respectively.

$350.0 senior unsecured notes

On March 3, 2021, the Company issued $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”). The 2021 Notes were issued at par value and bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears beginning September 2021. Deferred financing costs associated with the 2021 Notes of $4.5 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the 2021 Notes. The 2021 Notes are unsecured unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

Subject to certain limitations, in the event of a change of control repurchase event (as defined in the 2021 Notes), the Company will be required to make an offer to purchase the 2021 Notes at a price equal to 101% of the principal amount of the 2021 Notes, plus any accrued and unpaid interest to, but excluding, the date of repurchase. The Company may redeem the 2021 Notes at any time in whole, or from time to time in part, prior to March 1, 2026, at its option at the “make-whole” redemption price, as described in the Indenture. The Company may also redeem the 2021 Notes at any time in whole, or from time to time in part, on or after March 1 of the relevant year listed, as follows: 2026 at a redemption price of 101.875%; 2027 at a redemption price of 101.250%; 2028 at a redemption price of 100.625%; and 2029 and thereafter at a redemption price of 100.000%. At any time prior to March 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2021 Notes with the proceeds of one or more Equity Offerings (as defined in the Indenture) at a redemption price of 103.750% of the principal amount of the 2021 Notes being redeemed. In each of the above cases, the Company will also pay any accrued and unpaid interest to, but excluding, the applicable redemption date.

Financing for Milacron Acquisition

Upon completing the acquisition of Milacron on November 21, 2019, Hillenbrand incurred borrowings under its two term loans in aggregate principal amounts of $500.0 and $225.0 (the “Term Loan Facilities”), which are provided for under the Company’s Third Amended and Restated Credit Agreement dated August 28, 2019 and subsequently amended on October 8, 2019, January 10, 2020, May 29, 2020, and February 2, 2021 (as amended, the “Credit Agreement”). During the six months ended March 31, 2021, the Company repaid the $225.0 and $500.0 term loans in full with a combination of cash on hand and borrowings from its revolving credit facility.

For the three and six months ended March 31, 2021, the weighted average interest rates were 2.51% and 2.65%, respectively, for the $500.0 term loan. For the six months ended March 31, 2021, the weighted average interest rate was 2.63% for the $225.0 term loan.

In addition to the Term Loan Facilities, Hillenbrand incurred $650.0 of borrowings from its revolving credit facility under the Credit Agreement (the “Revolver”) at the closing of the Milacron acquisition. These borrowings along with the $375.0 of senior unsecured notes issued during the year ended September 30, 2019, were used to pay a portion of the cash consideration in connection with the acquisition of Milacron and fees and expenses related to the acquisition, and to repay certain indebtedness of Milacron and its subsidiaries upon closing the acquisition.

With respect to the Revolver, the Company has made net repayments since the closing date of the acquisition of Milacron, resulting in no outstanding balance as of March 31, 2021 and September 30, 2020. As of March 31, 2021, the Company had $7.4 in outstanding letters of credit issued and $892.6 of maximum borrowing capacity under the Revolver. All of this borrowing capacity was immediately available based on the Company’s most restrictive covenant at March 31, 2021. The weighted-average interest rates on borrowings under the Revolver were 2.21% and 2.28% for the three and six months ended March 31, 2021, respectively, and 2.84% and 2.88% for the same periods in the prior year, respectively. The weighted average facility fee was 0.24% and 0.27% for the three and six months ended March 31, 2021, respectively, and 0.25% and 0.21% for the same periods in the prior year, respectively.

Other credit arrangements

In the normal course of business, operating companies within the Advanced Process Solutions reportable segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of March 31, 2021, the Company had credit arrangements totaling $418.7, under which $208.3 was used for guarantees. These arrangements include the Company’s Syndicated Letter of Guarantee Facility (as amended, the “L/G Facility Agreement”) and other ancillary credit facilities.

Covenants related to current financing agreements

The Credit Agreement, the L/G Facility Agreement, and the Private Shelf Agreement dated as of December 16, 2012 (as amended, the “Shelf Agreement”) among the Company, Prudential Investment Management, Inc and each Prudential Affiliate (as defined therein) that became a purchaser thereunder, contain the following financial covenants for the current quarter: a maximum leverage ratio (as defined in the agreements) of 4.75 to 1.00 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.00 to 1.00. Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”), $375.0 of senior unsecured notes due September 2026 (the “2019 Notes”), and 2021 Notes, the $100.0 in 4.60% Series A unsecured notes (“Series A Notes”), and the L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement each contain certain other customary covenants, representations and warranties and events of default. The indentures governing the 2019 Notes, 2020 Notes, and 2021 Notes do not limit the Company’s ability to incur additional indebtedness. They do, however, contain certain covenants that restrict the Company’s ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the senior unsecured notes with remedies if the Company fails to perform specific obligations. As of March 31, 2021, Hillenbrand was in compliance with all covenants and there were no events of default.

9.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Service costs	$0.1	$0.3	$0.5	$0.5
Interest costs	1.4	2.0	0.1	0.1
Expected return on plan assets	(2.7)	(3.2)	(0.2)	(0.2)
Amortization of net loss	0.6	1.2	0.8	0.9
Net periodic pension (benefit) cost	$(0.6)	$0.3	$1.2	$1.3

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service costs	$0.3	$0.7	$1.0	$1.1
Interest costs	2.9	4.0	0.3	0.3
Expected return on plan assets	(5.4)	(6.4)	(0.4)	(0.3)
Amortization of net loss	1.1	2.4	1.5	1.3
Net periodic pension (benefit) cost	$(1.1)	$0.7	$2.4	$2.4

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $2.9 and $6.6 for the three and six months ended March 31, 2021, respectively, and $3.8 and $7.1 for the same periods in the prior year, respectively.

10.Income Taxes

The effective tax rates for the three months ended March 31, 2021 and 2020 were 27.8% and (2.6)%, respectively. The difference in the effective tax rate in the three months ended March 31, 2021, relative to the federal statutory tax rate of 21%, was primarily attributable to an unfavorable geographic mix of pretax income. Additionally, the increase in the effective tax rate in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was driven by the impact that the tax gain on the divestiture of ABEL and the utilization of tax loss carryforwards had on foreign tax credit determinations related to foreign income inclusions, the recognition of deferred taxes on accumulated earnings of foreign subsidiaries, and the discrete recognition of the tax effect of functional currency fluctuations. The negative effective tax rate in the three months ended March 31, 2020 was due to the net loss position and the discrete recognition of tax expense on the divestiture of Cimcool, which was partially offset by the tax benefit recognized from the revaluation of current and deferred tax balances in connection with the enacted statutory tax rate reductions in certain foreign jurisdictions.

The effective tax rates for the six months ended March 31, 2021 and 2020 were 28.3% and 12.7%, respectively. The difference in the effective tax rate in the six months ended March 31, 2021 relative to the federal statutory tax rate of 21%, was primarily attributable to an unfavorable geographic mix of pretax income. Additionally, the increase in the effective tax rate in the six months ended March 31, 2021, compared to the six months ended March 31, 2020, was driven by the impact that the tax loss on the divestiture of Red Valve, the tax gain on the divestiture of Abel, and the utilization of tax loss carryforwards had on foreign tax credit determinations related to foreign income inclusions. The effective tax rate was negatively impacted by the recognition of deferred taxes on accumulated earnings of foreign subsidiaries, and the discrete recognition of the tax effect of functional currency fluctuations. The negative effective tax rate in the six months ended March 31, 2020 was due to the net loss position and the discrete recognition of tax expense on the divestiture of Cimcool which was partially offset by the tax benefit recognized from the revaluation of current and deferred tax balances in connection with the enacted statutory tax rate reductions in certain foreign jurisdictions.

The acquisition of Milacron was completed during the quarter ended December 31, 2019, through the merger of a wholly-owned Hillenbrand subsidiary with and into Milacron, resulting in 100% ownership of Milacron common stock that was issued and outstanding after the acquisition. In connection with the acquisition, the Company recorded a deferred tax asset of $5.9 and a deferred tax liability of $139.0 associated with the difference between the financial accounting basis and the tax basis in the acquired assets and liabilities assumed. Included in the acquired deferred taxes were deferred tax assets for the carryforward of Milacron’s tax net operating losses from federal, state, and foreign tax jurisdictions of $65.5, which were partially offset by the recognition of preliminary valuation allowances of $22.0 related to the estimated realizability of these items. The utilization of the acquired U.S. federal and state net operating losses to reduce Hillenbrand’s taxable income will be limited annually under Section 382 of the Internal Revenue Code. The annual Section 382 limitation is $39.6 until the net operating losses are utilized.

11.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  Potential dilutive effects, representing approximately 400,000 shares at both March 31, 2021 and 2020, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss) attributable to Hillenbrand	$78.1	$(74.0)	$154.5	$(77.1)
Weighted-average shares outstanding (basic - in millions) (1)	75.5	75.1	75.4	71.7
Effect of dilutive stock options and other unvested equity awards (in millions) (2)	0.7	—	0.4	—
Weighted-average shares outstanding (diluted - in millions)	76.2	75.1	75.8	71.7

Basic earnings (loss) per share	$1.04	$(0.99)	$2.05	$(1.07)
Diluted earnings (loss) per share	$1.03	$(0.99)	$2.04	$(1.07)

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.5	3.1	0.8	2.8

(1)The increase in weighted-average shares outstanding during the six months ended March 31, 2021 was due to 11.9 million of additional shares issued on November 21, 2019 in connection with the acquisition of Milacron. See Note 4 for further information.
(2)As a result of the net loss attributable to Hillenbrand during the three and six months ended March 31, 2020, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

12. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)
Other comprehensive income before reclassifications:
Before tax amount	—	14.0	0.5	14.5	$0.1	$14.6
Tax expense	—	—	(0.2)	(0.2)	—	(0.2)
After tax amount	—	14.0	0.3	14.3	0.1	14.4
Amounts reclassified from accumulated other comprehensive loss (1)	1.8	—	0.9	2.7	—	2.7
Net current period other comprehensive income	1.8	14.0	1.2	17.0	$0.1	$17.1
Balance at March 31, 2021	$(67.8)	$(7.1)	$(10.9)	$(85.8)

(1)Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(84.2)
Other comprehensive loss before reclassifications:
Before tax amount	—	(12.3)	(3.0)	(15.3)	$(0.6)	$(15.9)
Tax benefit	—	—	0.6	0.6	—	0.6
After tax amount	—	(12.3)	(2.4)	(14.7)	(0.6)	(15.3)
Amounts reclassified from accumulated other comprehensive loss (1)	2.5	—	0.5	3.0	—	3.0
Net current period other comprehensive income (loss)	2.5	(12.3)	(1.9)	(11.7)	$(0.6)	$(12.3)
Reclassification of certain income tax effects (2)	(6.0)	—	—	(6.0)
Balance at March 31, 2020	$(65.8)	$(77.0)	$(15.5)	$(158.3)

(1)Amounts are net of tax.
(2)Income tax effects of the Tax Act were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 2 for more information.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended March 31, 2021
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.3)	(0.3)
Other income (expense), net	1.2	(0.1)	0.5	1.6
Total before tax	$1.2	$(0.1)	$0.4	$1.5
Tax expense				(0.4)
Total reclassifications for the period, net of tax				$1.1

	Six Months Ended March 31, 2021
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.3)	(0.3)
Other income (expense), net	2.5	(0.1)	1.0	3.4
Total before tax	$2.5	$(0.1)	$0.9	$3.3
Tax expense				(0.6)
Total reclassifications for the period, net of tax				$2.7

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

	Three Months Ended March 31, 2020
	Amortization of Pension and Postretirement (1)		Gain (Loss) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.3)	$(0.3)
Cost of goods sold	—	—	(0.2)	(0.2)
Other income (expense), net	1.9	(0.1)	0.5	2.3
Total before tax	$1.9	$(0.1)	$—	$1.8
Tax expense				(0.3)
Total reclassifications for the period, net of tax				$1.5

	Six Months Ended March 31, 2020
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	—	—	(0.4)	(0.4)
Other income (expense), net	3.5	(0.1)	1.0	4.4
Total before tax	$3.5	$(0.1)	$0.4	$3.8
Tax expense				(0.8)
Total reclassifications for the period, net of tax				$3.0

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

13.Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Share-based compensation costs	$6.2	$3.4	$10.4	$5.7
Less impact of income tax benefit	1.4	0.8	2.4	1.3
Share-based compensation costs, net of tax	$4.8	$2.6	$8.0	$4.4

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

During the six months ended March 31, 2021, the Company made the following grants:

Number of Units
Time-based stock awards	315,235
Performance-based stock awards (maximum that can be earned)	364,798

The Company’s time-based stock awards and performance-based stock awards granted during the six months ended March 31, 2021 had weighted-average grant date fair values of $38.03 and $44.39, respectively.  Included in the performance-based stock awards granted during the six months ended March 31, 2021 are 214,092 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

14.Other Income, Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Interest income	$1.0	$0.6	$1.6	$1.9
Foreign currency exchange gain, net	$—	$1.8	$0.4	$1.9
Other, net	$—	$(0.1)	$(1.4)	$0.4
Other income, net	$1.0	$2.3	$0.6	$4.2

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

Claims covered by insurance have in most instances deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period.  For auto, workers’ compensation, and general liability claims in the U.S., outside insurance companies and third-party claims administrators generally assist in establishing individual claim reserves. An independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses.  For all other types of claims, reserves are established based upon advice from internal and external counsel and historical settlement information for claims when such amounts are considered probable of payment.

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at March 31, 2021	Fair Value at March 31, 2021 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$344.9	$344.9	$—	$—
Investments in rabbi trust	3.8	3.8	—	—
Derivative instruments	3.3	—	3.3	—

Liabilities:
2020 Notes	400.0	429.4	—	—
2019 Notes	374.5	412.5	—	—
2021 Notes	350.0	341.6	—	—
Series A Notes	100.0	—	106.7	—
Derivative instruments	1.9	—	1.9	—

	Carrying Value at September 30, 2020	Fair Value at September 30, 2020 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$302.2	$302.2	$—	$—
Investments in rabbi trust	3.9	3.9	—	—
Derivative instruments	2.6	—	2.6	—

Liabilities:
$500.0 term loan	475.0	—	475.0	—
2020 Notes	400.0	429.0	—	—
2019 Notes	374.5	409.0	—	—
$225.0 term loan	213.7	—	213.7	—
Series A Notes	100.0	—	105.3	—
Derivative instruments	1.6	—	1.6	—

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
•The fair value of the amounts under the Term Loan Facilities approximated carrying value, as the Company believed their variable interest rate terms corresponded to current market terms.
•The fair values of the Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for the Series A Notes.
•The fair values of the 2021 Notes, 2020 Notes, and 2019 Notes were based on quoted prices in active markets.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $226.5 and $232.8 at March 31, 2021 and September 30, 2020, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities in the Consolidated Balance Sheets.

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

The Company records the direct costs of business operations to the reportable operating segments, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs.  Corporate provides management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, and other public company support functions such as internal audit, investor relations, financial reporting, and tax compliance.  With limited exception for certain professional services and back-office and technology costs, the Company does not allocate these types of corporate expenses to the reportable operating segments.

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net revenue
Advanced Process Solutions	$301.3	$311.1	$592.1	$617.7
Molding Technology Solutions	255.0	199.0	491.9	332.3
Batesville	166.0	138.8	330.8	265.8
Total	$722.3	$648.9	$1,414.8	$1,215.8

Adjusted EBITDA (1)
Advanced Process Solutions	$55.7	$57.5	$104.2	$109.0
Molding Technology Solutions	50.8	31.9	99.2	58.2
Batesville	44.6	32.0	96.9	55.0
Corporate	(16.8)	(10.8)	(28.0)	(19.7)

Net revenue (2)
United States	$343.1	$299.7	$671.8	$581.7
Germany	32.4	45.4	66.7	81.2
China	114.9	70.3	226.8	127.3
India	47.0	33.8	88.5	68.1
All other countries	184.9	199.7	361.0	357.5
Total	$722.3	$648.9	$1,414.8	$1,215.8

(1)Adjusted EBITDA is a non-GAAP measure used by management to measure segment performance and make operating decisions. See the Operating Performance Measures section of Management’s Discussion and Analysis for further information on adjusted EBITDA, which is reconciled to consolidated net income (loss) below.
(2)The Company attributes net revenue to a geography based upon the location of the end customer. Previously, the Company attributed net revenue to a geography based upon the location of the business that consummates the external sale for purpose of this disclosure. As such, the net revenue figures for the three and six months ended March 31, 2020, have been revised to conform to the current year methodology.

	March 31, 2021	September 30, 2020
Total assets
Advanced Process Solutions	$1,545.6	$1,666.5
Molding Technology Solutions	2,065.4	2,032.4
Batesville	230.6	225.3
Corporate	75.5	63.2
Total	$3,917.1	$3,987.4

Tangible long-lived assets, net
United States	$169.5	$182.4
Germany	112.6	110.4
China	53.0	54.2
All other countries	111.9	121.6
Total	$447.0	$468.6

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income (loss):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Adjusted EBITDA:
Advanced Process Solutions	$55.7	$57.5	$104.2	$109.0
Molding Technology Solutions	50.8	31.9	99.2	58.2
Batesville	44.6	32.0	96.9	55.0
Corporate	(16.8)	(10.8)	(28.0)	(19.7)
Less:
Interest income	(1.0)	(0.6)	(1.6)	(1.9)
Interest expense	19.5	20.9	40.7	35.6
Income tax expense (benefit)	30.4	1.8	61.7	(10.6)
Depreciation and amortization	28.3	38.6	57.6	64.5
Impairment charges	—	82.5	—	82.5
Business acquisition, disposition, and integration costs	9.7	8.0	18.8	61.8
Restructuring and restructuring-related charges	2.2	0.7	3.7	3.1
Inventory step-up	—	27.5	—	37.1
(Gain) loss on divestitures	(34.1)	3.0	(65.7)	3.0
Other	0.3	0.4	0.4	0.4
Consolidated net income (loss)	$79.0	$(72.2)	$156.7	$(73.0)

18.Restructuring

The following schedule details the restructuring charges by reportable operating segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.2	$0.8	$1.0	$—	$0.3	$0.3
Molding Technology Solutions	1.2	0.4	1.6	(0.2)	0.4	0.2
Batesville	—	0.1	0.1	—	0.1	0.1
Corporate	—	0.5	0.5	—	0.7	0.7
Total	$1.4	$1.8	$3.2	$(0.2)	$1.5	$1.3

	Six Months Ended March 31, 2021			Six Months Ended March 31, 2020
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.8	$1.7	$2.5	$0.7	$1.2	$1.9
Molding Technology Solutions	1.3	0.7	2.0	(0.2)	1.2	1
Batesville	—	0.3	0.3	0.1	0.4	0.5
Corporate	—	0.7	0.7	—	1	1
Total	$2.1	$3.4	$5.5	$0.6	$3.8	$4.4

The restructuring charges during the three and six months ended March 31, 2021 and 2020 related primarily to severance costs. The severance costs within the Molding Technology Solutions reportable operating segment and corporate were primarily related to the ongoing integration of Milacron. At March 31, 2021, $3.9 of restructuring costs were accrued and expected to be paid over the next twelve months.

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

Accordingly, in this Form 10-Q, we may say something like:

“We expect that future revenue associated with the Advanced Process Solutions and Molding Technology Solutions reportable operating segments will be influenced by order backlog.”

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

During the three and six months ended March 31, 2021, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and financial position.

COVID-19 Impact

The COVID-19 pandemic has impacted and is continuing to impact Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve, sometimes rapidly. It is difficult to quantify the complete impact for 2021 or beyond, but the actions being undertaken to reduce the severity and spread of COVID-19 are currently creating disruptions, and are likely to continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability and sufficiency of our supply chain.

We cannot reasonably estimate the duration, spread, or severity of the COVID-19 pandemic; however, as a result of the current circumstances, we expect to continue to experience an adverse impact during 2021 within our Advanced Process Solutions reportable operating segment, including the potential for impairment of certain intangible and other long-lived assets. Should these conditions continue further into 2021 or beyond for Advanced Process Solutions and Molding Technology Solutions reportable operating segments, or should the severity of COVID-19 increase, the Company would similarly expect an adverse impact on its net revenue, results of operations, and cash flows, depending upon the severity and length of time such conditions persist. The COVID-19 pandemic has had a favorable impact on the Batesville reportable operating segment’s net revenue, results of operations, and cash flows. However, given the ongoing and dynamic nature of COVID-19, we are currently not able to predict the extent and duration of the impact for the remainder of fiscal 2021 or the potential negative impact that the estimated increase in deaths in North America due to the COVID-19 pandemic will have on future deaths when the pandemic has subsided. The timing and effectiveness of further vaccine development and rollout, in addition to variants of the virus, could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during the remainder of fiscal 2021 and beyond.

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

Divestiture of Red Valve

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0, subject to customary post-closing adjustments. The sale included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet. The sale follows the Company's previously announced intent to exit Red Valve, and Red Valve was classified as held for sale at September 30, 2020.

As a result of the sale, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the six months ended March 31, 2021. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the six months ended March 31, 2021. The Company incurred $2.9 of transaction costs associated with the sale during the six months ended March 31, 2021, which were recorded within operating expenses in the Consolidated Statements of Operations. Red Valve’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on December 31, 2020.

Divestiture of ABEL

On March 10, 2021, the Company completed the divestiture of ABEL to IDEX Corporation in a transaction valued at $103.5, subject to customary post-closing adjustments. The sale included cash proceeds received at closing of $106.3, including working capital adjustments. The sale follows the Company's previously announced intent to exit ABEL, and ABEL was classified as held for sale at September 30, 2020.

As a result of the sale, the Company recorded a pre-tax gain of $34.1 in the Consolidated Statement of Operations during the three and six months ended March 31, 2021. The related tax effect resulted in tax expense of $6.7 and was included within income tax expense in the Consolidated Statement of Operations during the three and six months ended March 31, 2021. The Company incurred $3.0 and $3.8 of transaction costs associated with the sale during the three and six months ended March 31, 2021, which were recorded within operating expenses in the Consolidated Statements of Operations. ABEL’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on March 10, 2021.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2021, to the same period in 2020.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, Batesville, and Corporate.  These results of operations are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and primarily exclude expenses associated with business acquisitions, disposition, and integration costs, restructuring and restructuring-related charges, impairment charges, inventory step-up charges, debt financing activities related to the acquisition of Milacron, net gains and losses on divestitures, and COVID-19 pandemic-related costs. The related income tax impact for all of these items is also excluded. The measures also exclude non-recurring tax benefits and expenses related to the interaction of certain provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and certain tax items related to the acquisition of Milacron and divestitures of ABEL, Red Valve, and Cimcool, including the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions. Non-GAAP information is provided as a supplement, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

Another important non-GAAP operational measure used is backlog. Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment, like those in which the Advanced Process Solutions and Molding Technology Solutions reportable operating segments compete. Backlog represents the amount of net revenue that we expect to realize on contracts awarded to the Advanced Process Solutions and Molding Technology Solutions reportable operating segments. For purposes of calculating backlog, 100% of estimated net revenue attributable to consolidated subsidiaries is included. Backlog includes expected net revenue from large systems and equipment, as well as aftermarket parts, components, and service. The length of time that projects remain in backlog can span from days for aftermarket parts or service to approximately 18 to 24 months for larger system sales within the Advanced Process Solutions reportable operating segment. The majority of the backlog within the Molding Technology Solutions reportable operating segment is expected to be fulfilled within the next twelve months. Backlog includes expected net revenue from the remaining portion of firm orders not yet completed, as well as net revenue from change orders to the extent that they are reasonably expected to be realized. We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in net revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

We expect that future revenue associated with Advanced Process Solutions and Molding Technology Solutions will be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Although backlog can be an indicator of future net revenue, it does not include projects and parts orders that are booked and shipped within the same quarter. The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

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

See page 46 for a reconciliation of adjusted EBITDA to consolidated net income (loss), the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that there is no GAAP financial measure comparable to backlog, a quantitative reconciliation is not provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2021, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2020. See Note 7 of Part I, Item 1 of this Form 10-Q for a discussion of the change in the Company’s annual impairment assessment date.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020 (1)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$722.3	100.0	$648.9	100.0	$1,414.8	100.0	$1,215.8	100.0
Gross profit	245.9	34.0	193.7	29.9	490.1	34.6	365.5	30.1
Operating expenses	138.0	19.1	136.0	21.0	269.6	19.1	293.4	24.1
Amortization expense	14.1		24.0		27.7		38.8
(Gain) loss on divestitures	(34.1)		3.0		(65.7)		3.0
Impairment charges	—		82.5		—		82.5
Interest expense	19.5		20.9		40.7		35.6
Other income, net	1.0		2.3		0.6		4.2
Income tax expense (benefit)	30.4		1.8		61.7		(10.6)
Net income (loss) attributable
to Hillenbrand	78.1		(74.0)		154.5		(77.1)

(1) Included 132 days of operations related to Milacron following its acquisition on November 21, 2019.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net revenue increased $73.4 (11%), which included favorable foreign currency impact (3%).

•Advanced Process Solutions net revenue decreased $9.8 (3%), primarily due to a decrease in large polyolefin systems sales and lower aftermarket parts and service revenue, and the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, partially offset by favorable pricing. Foreign currency impact improved net revenue by 5%.

•Molding Technology Solutions net revenue increased $56.0 (28%), primarily driven by an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020. Foreign currency impact improved net revenue by 2%.

•Batesville net revenue increased $27.2 (20%), primarily due to an increase in volume (18%), and an increase in average selling price (1%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $52.2 (27%) and gross profit margin improved 410 basis points to 34.0%. On an adjusted basis, which excluded restructuring and restructuring-related charges and inventory step-up charges, adjusted gross profit increased $26.1 (12%), and adjusted gross profit margin improved 10 basis points to 34.3%.

•Advanced Process Solutions gross profit decreased $2.5 (2%), primarily due to a decrease in large polyolefin systems sales, the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, cost inflation, and unfavorable mix, partially offset by pricing and productivity improvements and cost containment. Foreign currency impact improved gross profit by 5%. Gross profit margin improved 40 basis points to 36.0% in 2021, primarily due to pricing and productivity improvements, partially offset by cost inflation.

•Molding Technology Solutions gross profit increased $41.5 (117%) primarily due to an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, and inventory step-up charges of $27.5 in 2020 that did not repeat in 2021, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020, and unfavorable mix. Foreign currency impact improved gross profit by 5%. Gross profit margin improved 1,230 basis points to 30.2%, primarily due to the inventory step-up charges of $27.5 in 2020 that did not repeat in 2021.

Molding Technology Solutions gross profit included inventory step-up charges of $27.5 in 2020 and restructuring and restructuring-related charges of $1.2 in 2021. Excluding these charges, adjusted gross profit increased $15.6 (25%) and adjusted gross profit margin decreased 90 basis points to 30.9%.

•Batesville gross profit increased $13.2 (28%) and gross profit margin improved 240 basis points to 36.4%.  The increase in gross profit and gross profit margin was primarily due to higher volume, partially offset by inflation in commodities and in wages and benefits and higher transportation and manufacturing costs required to respond to the surge in demand driven by the COVID-19 pandemic.

Operating expenses increased $2.0 (2%), primarily due to an increase in variable compensation and cost inflation, partially offset by the divestiture of Red Valve on December 31, 2020, ABEL on March 10, 2021, and Cimcool on March 30, 2020, cost containment actions, and synergies associated with the Milacron acquisition. Foreign currency impact increased operating expenses by 3%. Our operating expense-to-net-revenue ratio improved by 190 basis points to 19.1% in 2021.  Operating expenses included the following items:

	Three Months Ended March 31,
	2021	2020
Business acquisition, disposition, and integration costs	$10.0	$7.6
Restructuring and restructuring-related charges	0.9	0.8

On an adjusted basis, which excludes business acquisition, disposition, and integration costs and restructuring and restructuring-related charges, operating expenses decreased $0.4 (0.3%). Adjusted operating expenses as a percentage of net revenue improved 210 basis points in 2021 to 17.6%.

Amortization expense decreased $9.9 (41%), primarily due to backlog amortization of $5.8 in 2020 related to the Milacron acquisition that did not repeat and the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

(Gain) loss on divestitures increased $37.1 due to the gain realized on the divestiture of ABEL on March 10, 2021. See Note 4, included in Part 1, Item 1 of this Form 10-Q for further information.

Impairment charges decreased $82.5 due to goodwill and intangible asset impairments recorded in 2020 that did not repeat in 2021. See Note 7 of Part I, Item 1 of this Form 10-Q for further information.

Interest expense decreased $1.4 (7%), primarily due to a decrease in weighted average borrowings. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of borrowing activity.

Other income, net decreased $1.3 (57%), primarily due to a decrease in foreign currency exchange gains.

The effective tax rate was 27.8% in 2021 compared to (2.6)% in 2020. The difference in the effective tax rate in the three months ended March 31, 2021 relative to the federal statutory tax rate of 21%, was primarily attributable to an unfavorable geographic mix of pretax income. Additionally, the increase in the effective tax rate in the three months ended March 31, 2021, compared to three months ended March 31, 2020, was driven by the impact that the tax gain on the divestiture of ABEL and the utilization of tax loss carryforwards had on foreign tax credit determinations related to foreign income inclusions, the recognition of deferred taxes on accumulated earnings of foreign subsidiaries, and the discrete recognition of the tax effect of functional currency fluctuations. The negative effective tax rate in the three months ended March 31, 2020 was due to the net loss position and the discrete recognition of tax expense on the divestiture of Cimcool which was partially offset by the tax benefit recognized from the revaluation of current and deferred tax balances in connection with the enacted statutory tax rate reductions in certain foreign jurisdictions.

The adjusted effective tax rate was 27.1% in 2021 compared to 28.1% in 2020. The adjusted effective income tax rate primarily excludes the tax effect of the following items:
•the divestiture of ABEL ($6.7 expense in fiscal 2021)
•the divestiture of Cimcool ($13.0 expense in fiscal 2020)
•the impact of Milacron tax loss carryforwards on foreign inclusion and foreign tax credits: ($0.3 expense in fiscal 2021 and $3.1 expense in fiscal 2020);
•the revaluation of deferred tax balances as a result of functional currency fluctuations ($2.0 expense in fiscal 2021);
•the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions ($1.0 benefit in fiscal 2020); and
•adjustments previously discussed within this section ($6.6 benefit in fiscal 2021 and $35.0 benefit in fiscal 2020).

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

Net revenue increased $199.0 (16%), which included favorable foreign currency impact (3%).

•Advanced Process Solutions net revenue decreased $25.6 (4%), primarily due to a decline in large polyolefin systems sales, lower aftermarket parts and service revenue, and the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, partially offset by favorable pricing and increased demand for other capital equipment. Foreign currency impact improved net revenue by 5%.

•Molding Technology Solutions net revenue increased $159.6 (48%), primarily due to an additional 51 days of revenue in 2021 compared to 2020 and an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020. Foreign currency impact improved net revenue by 2%.

•Batesville net revenue increased $65.0 (25%), primarily due to an increase in volume (23%), and an increase in average selling price (2%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $124.6 (34%), which included favorable foreign currency impact (4%). Gross profit margin improved 450 basis points to 34.6%.  On an adjusted basis, which excluded restructuring and restructuring-related charges and inventory step-up charges, adjusted gross profit margin improved 170 basis points to 34.9%.

•Advanced Process Solutions gross profit decreased $5.0 (2%), primarily due to a decline in large polyolefin systems sales, cost inflation, the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, and unfavorable mix, partially offset by pricing and productivity improvements. Foreign currency impact improved gross profit by 5%. Gross profit margin improved 70 basis points to 35.3% in 2021 primarily due to pricing and productivity improvements, partially offset by cost inflation and unfavorable mix.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($0.7 in 2021 and $0.7 in 2020). Excluding these charges, adjusted gross profit decreased $4.9 (2%) and adjusted gross profit margin improved 70 basis points to 35.5%.

•Molding Technology Solutions gross profit increased $86.9 (134%), primarily due to an additional 51 days of gross profit in 2021 compared to 2020, inventory step-up charges of $37.1 in 2020 that did not repeat in 2021, an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, synergies, and productivity initiatives, which include savings from restructuring actions, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020, and unfavorable mix. Foreign currency improved gross profit by 4%. Gross profit margin improved 1,140 basis points to 30.9%, primarily due to the inventory step-up charges of $37.1 in 2020 that did not repeat in 2021.

Molding Technology Solutions gross profit included inventory step-up charges of $37.1 in 2020 and restructuring and restructuring-related charges of $1.4 in 2021. Excluding these charges, adjusted gross profit margin improved 70 basis points to 31.4%.

•Batesville gross profit increased $42.7 (49%) and gross profit margin improved 650 basis points to 39.1%.  The increase in gross profit and gross profit margin was primarily due to higher volume and productivity initiatives, partially offset by inflation in commodities and wages and benefits and higher transportation and manufacturing costs required to respond to the surge in demand driven by the COVID-19 pandemic.

Operating expenses decreased $23.8 (8%), primarily due to a decrease in business acquisition, disposition, and integration costs related to the acquisition of Milacron in the prior year, cost containment actions, and synergies related to the Milacron acquisition, partially offset by an increase in variable compensation, an additional 51 days of Molding Technology Solutions operating expenses, and cost inflation. Foreign currency impact increased operating expenses by 2%. Our operating expense-to-revenue ratio improved by 500 basis points to 19.1% in 2021.  Operating expenses included the following items:

	Six Months Ended March 31,
	2021	2020
Business acquisition, disposition, and integration costs	$18.7	$61.4
Restructuring and restructuring-related charges	1.6	2.5

On an adjusted basis, which excludes business acquisition, disposition, and integration costs and restructuring and restructuring-related charges, operating expenses increased $20.0 (9%). Adjusted operating expenses as a percentage of net revenue improved 130 basis points in 2021 to 17.6%.

Amortization expense decreased $11.1 (29%), primarily due to backlog amortization of $10.0 in 2020 related to the Milacron acquisition that did not repeat, and the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, partially offset by an additional 51 days of Molding Technology Solutions amortization in 2021 compared to 2020. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

(Gain) loss on divestiture increased $68.7 due to the gains realized on the divestitures of Red Valve on March 31, 2020 and ABEL on March 10, 2021. See Note 4, included in Part 1, Item 1 of this Form 10-Q for more information.

Impairment charges decreased $82.5 due to goodwill and intangible asset impairments recorded in 2020 that did not repeat in 2021. See Note 7 of Part I, Item 1 of this Form 10-Q for further information.

Interest expense increased $5.1 (14%), primarily due to higher weighted average borrowings in 2021 compared to borrowings in 2020 in connection with the acquisition of Milacron on November 20, 2019. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of borrowing activity.

Other income, net decreased $3.6 (86%), primarily due to a decrease in foreign currency exchange gains.

The effective tax rate was 28.3% in 2021 compared to 12.7% in 2020. The difference in the effective tax rate in the six months ended March 31, 2021 relative to the federal statutory tax rate of 21%, was primarily attributable to an unfavorable geographic mix of pretax income. Additionally, the increase in the effective tax rate in the six months ended March 31, 2021, compared to the six months ended March 31, 2021, was driven by the impact that the tax loss on the divestiture of Red Valve, the tax gain on the divestiture of ABEL, and the utilization of tax loss carryforwards had on foreign tax credit determinations related to foreign income inclusions. The effective tax rate was negatively impacted by the recognition of deferred taxes on accumulated earnings of foreign subsidiaries, and the discrete recognition of the tax effect of functional currency fluctuations. The negative effective tax rate in the six months ended March 31, 2020 was due to the net loss position and the discrete recognition of tax expense on the divestiture of Cimcool which was partially offset by the tax benefit recognized from the revaluation of current and deferred tax balances in connection with the enacted statutory tax rate reductions in certain foreign jurisdictions.

The adjusted effective tax rate was 27.7% in 2021 compared to 25.3% in 2020. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•the divestitures of ABEL and Red Valve ($10.5 expense in fiscal 2021);
•the divestiture of Cimcool ($13.0 expense or in fiscal 2020)
•the impact of Milacron tax loss carryforwards on foreign income inclusion and foreign tax credits: ($4.0 expense in fiscal 2021 and $2.5 expense in fiscal 2020);
•the revaluation of deferred tax balances as a result of functional currency fluctuations ($2.0 expense in fiscal 2021);
•the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions ($6.7 benefit in fiscal 2020); and
•adjustments previously discussed within this section ($12.3 benefit in fiscal 2021 and $55.3 benefit in fiscal 2020).

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$301.3	100.0	$311.1	100.0	$592.1	100.0	$617.7	100.0
Gross profit	108.4	36.0	110.9	35.6	209.0	35.3	214.0	34.6
Operating expenses	57.3	19.0	57.5	18.5	113.5	19.2	114.5	18.5
Amortization expense	5.0		7.4		9.8		14.7
Impairment charges	—		73.0		—		73.0

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net revenue decreased $9.8 (3%) primarily due to a decrease in large polyolefin systems sales and lower aftermarket parts and service revenue driven by delays associated with the COVID-19 pandemic, and the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, partially offset by favorable pricing. Foreign currency impact improved net revenue by 5%.

Order backlog increased $176.4 (18%) from $982.1 on March 31, 2020, to $1,158.5 on March 31, 2021. The increase in backlog was primarily driven by increased demand for large plastics projects and foreign currency impact, which increased order backlog by 6%. On a sequential basis, order backlog increased $87.9 (8%) to $1,158.5 at March 31, 2021, up from $1,070.6 at December 31, 2020, primarily driven by increased demand for large plastics projects.

Gross profit decreased $2.5 (2%) primarily due to a decrease in large polyolefin systems sales, the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, cost inflation, and unfavorable mix, partially offset by pricing and productivity improvements and cost containment. Foreign currency impact improved gross profit by 5%. Gross profit margin improved 40 basis points to 36.0% in 2021, primarily due to pricing and productivity improvements, partially offset by cost inflation.

Operating expenses decreased $0.2 (0.3%) primarily due to the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, cost containment actions and savings from restructuring actions, partially offset by an increase in variable compensation and strategic investments. Foreign currency impact increased operating expenses by 5%. Operating expenses as a percentage of net revenue increased by 50 basis points to 19.0% in 2021.

Operating expenses included restructuring and restructuring-related charges ($0.8 in 2021 and $0.1 in 2020) and business acquisition, disposition, and integration costs ($1.2 in 2021 and $0.6 in 2020). Excluding these items, adjusted operating expenses decreased $1.2 (2%) and adjusted operating expenses as a percentage of net revenue increased 20 basis points to 18.4% in 2021.

Amortization expense decreased $2.4 (32%), primarily due to the divestitures of Red Valve on December 31, 2020 and Abel on March 10, 2021.

Impairment charges decreased $73.0 due to goodwill and intangible asset impairments recorded in 2020 that did not repeat in 2021. See Note 7 of Part I, Item 1 of this Form 10-Q for further information.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

Net revenue decreased $25.6 (4%), primarily due to a decline in large polyolefin systems sales, lower aftermarket parts and service revenue, and the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, partially offset by favorable pricing and increased demand for other capital equipment. Foreign currency impact improved net revenue by 5%.

Gross profit decreased $5.0 (2%), primarily due to a decline in large polyolefin systems sales, cost inflation, the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, and unfavorable mix, partially offset by pricing and productivity improvements. Foreign currency impact improved gross profit by 5%. Gross profit margin improved 70 basis points to 35.3% in 2021, primarily due to pricing and productivity improvements, partially offset by cost inflation and unfavorable mix.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($0.7 in 2021 and $0.7 in 2020). Excluding these charges, adjusted gross profit decreased $4.9 (2%) and adjusted gross profit margin improved 70 basis points to 35.5%.

Operating expenses decreased $1.0 (1%), primarily due to savings from restructuring actions and cost containment actions, and the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, partially offset by an increase in variable compensation and wage and benefit inflation. Foreign currency impact increased operating expenses by 4%. Operating expenses as a percentage of net revenue increased by 70 basis points to 19.2% in 2021.

Operating expenses included restructuring and restructuring-related charges ($1.5 in 2021 and 1.1 in 2020), business acquisition, disposition, and integration costs ($1.8 in 2021 and $0.6 in 2020). Excluding these items, adjusted operating expenses decreased $2.1 (2%) and adjusted operating expenses as a percentage of net revenue increased 50 basis points to 18.7% in 2021.

Amortization expense decreased $4.9 (33%), primarily due to the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021.

Impairment charges decreased $73.0 due to goodwill and intangible asset impairments recorded in 2020 that did not repeat in 2021. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020 (1)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$255.0	100.0	$199.0	100.0	$491.9	100.0	$332.3	100.0
Gross profit	77.1	30.2	35.6	17.9	151.8	30.9	64.9	19.5
Operating expenses	36.5	14.3	43.5	21.9	72.5	14.7	65.4	19.7
Amortization expense	9.1		16.6		17.9		24.1
Impairment charges	—		9.5		—		9.5

(1) Included 132 days of operations related to Milacron following its acquisition on November 21, 2019

Molding Technology Solutions 2020 results were significantly impacted by the non-recurring effects of the fair value adjustments to inventories ($27.5 and $37.1 during the three and six months ended March 31, 2020, respectively) and backlog ($5.8 and $10.0 during the three and six months ended March 31, 2020, respectively) required by acquisition accounting. These fair value adjustments are being charged to the Consolidated Statements of Operations over the respective periods that inventory is expected to be consumed and backlog is expected to be realized as net revenue.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net revenue increased $56.0 (28%), primarily driven by an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020. Net revenue in the prior year was adversely impacted by the effects of the COVID-19 pandemic. Foreign currency impact improved net revenue by 2%.

Order backlog increased $174.7 (93%) from $187.4 on March 31, 2020, to $362.1 on March 31, 2021. The increase in backlog was primarily driven by an increase in orders within our injection molding, extrusion, and hot runner equipment product lines. Foreign currency impact increased order backlog by 2%. On a sequential basis, order backlog increased $70.1 (24%) to $362.1 at March 31, 2021, up from $292.0 at December 31, 2020. The increase in backlog was primarily driven by an increase in orders within our injection molding and extrusion equipment product lines.

Gross profit increased $41.5 (117%) primarily due to an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, inventory step-up charges of $27.5 in 2020 that did not repeat in 2021, and productivity initiatives and synergies, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020, unfavorable mix driven by increased proportion of injection molding equipment, and cost inflation. Foreign currency impact improved gross profit by 5%. Gross profit margin improved 1,230 basis points to 30.2%, primarily due to the inventory step-up charges of $27.5 in 2020 that did not repeat in 2021.

Molding Technology Solutions gross profit included inventory step-up charges of $27.5 in 2020 and restructuring and restructuring-related charges of $1.2 in 2021. Excluding these charges, adjusted gross profit increased $15.6 (25%) and adjusted gross profit margin decreased 90 basis points to 30.9% primarily due to unfavorable mix driven by increased proportion of injection molding equipment.

Operating expenses decreased $7.0 (16%), primarily due to the divestiture of Cimcool, which occurred on March 30, 2020, synergies, and savings from restructuring actions, partially offset by an increase in variable compensation and strategic investments. Foreign currency impact increased operating expenses by 2%. Operating expense as a percentage of net revenue improved 760 basis points to 14.3%.

Operating expenses included restructuring and restructuring-related charges ($0.1 in 2021 and $0.6 in 2020) and business acquisition, disposition, and integration costs of $0.3 in 2021. Excluding these charges, adjusted operating expenses decreased $6.7 (16%) and adjusted operating expenses as a percentage of net revenue improved 740 basis points to 14.2%, primarily driven by operating leverage.

Amortization expense decreased $7.5 (45%) primarily due to backlog amortization of $5.8 in 2020 that did not repeat.

Impairment charges decreased $9.5 due to intangible asset impairments recorded in 2020 that did not repeat in 2021. See Note 7 of Part I, Item 1 of this Form 10-Q for further information.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

Net revenue increased $159.6 (48%), primarily due to an additional 51 days of revenue in 2021 compared to 2020 and an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020. Net revenue in the prior year was adversely impacted by the effects of the COVID-19 pandemic. Foreign currency impact improved net revenue by 2%.

Gross profit increased $86.9 (134%), primarily due to an additional 51 days of gross profit in 2021 compared to 2020, inventory step-up charges of $37.1 in 2020 that did not repeat in 2021, an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, synergies and productivity initiatives, which include savings from restructuring actions, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020, and unfavorable mix. Foreign currency impact improved gross profit by 4%. Gross profit margin improved 1,140 basis points 30.9%, primarily due to the inventory step-up charges in 2020 that did not repeat in 2021.

Molding Technology Solutions gross profit included inventory step-up charges of $37.1 in 2020 and restructuring and restructuring-related charges of $1.4 in 2021. Excluding these items, adjusted gross profit margin improved 70 basis points to 31.4%.

Operating expenses increased $7.1 (11.0%), primarily due to an additional 51 days of operating expenses in 2021 compared to 2020 and an increase in variable compensation, partially offset by savings from restructuring actions and synergies. Foreign currency impact increased operating expenses by 1%. Operating expense as a percentage of net revenue improved 500 basis points to 14.7%.

Operating expenses included business acquisition, disposition, and integration costs of $0.6 in 2021 and $4.0 in 2020 (including severance costs related to the Milacron integration) and restructuring and restructuring-related charges ($0.1 in 2021 and $0.9 in 2020). Excluding these items, adjusted operating expenses as a percentage of net revenue improved 360 basis points to 14.6%, primarily driven by operating leverage.

Amortization expense decreased $6.2 (26%), primarily due to backlog amortization of $10.0 in 2020 that did not repeat, partially offset by an additional 51 days of amortization in 2021 compared to 2020.

Impairment charges decreased $9.5 due to intangible asset impairments recorded in 2020 that did not repeat in 2021. See Note 7 of Part I, Item 1 of this Form 10-Q for further information.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$166.0	100.0	$138.8	100.0	$330.8	100.0	$265.8	100.0
Gross profit	60.4	36.4	47.2	34.0	129.3	39.1	86.6	32.6
Operating expenses	18.6	11.2	17.4	12.5	37.2	11.2	35.9	13.5

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net revenue increased $27.2 (20%), primarily due to an increase in volume (18%), and an increase in average selling price (1%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $13.2 (28%) and gross profit margin improved 240 basis points to 36.4%.  The increase in gross profit and gross profit margin was primarily due to higher volume, partially offset by inflation in commodities and in wages and benefits and higher transportation and manufacturing costs required to respond to the surge in demand driven by the COVID-19 pandemic.

Operating expenses increased $1.2 (7%) to $18.6 primarily due to an increase in variable compensation, partially offset by cost containment actions. Operating expenses as a percentage of net revenue improved 130 basis points to 11.2%, primarily due to the increase in volume.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

Net revenue increased $65.0 (25%), primarily due to an increase in volume (23%), and an increase in average selling price (2%). Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths from the COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $42.7 (49%) and gross profit margin improved 650 basis points to 39.1%.  The increase in gross profit and gross profit margin was primarily due to higher volume and productivity initiatives, partially offset by inflation in commodities and wages and benefits and higher transportation and manufacturing costs required to respond to the surge in demand driven by the COVID-19 pandemic.

Operating expenses increased $1.3 (4%) to $37.2 primarily due to an increase in variable compensation, partially offset by cost containment actions. Operating expenses as a percentage of net revenue improved 230 basis points to 11.2%, primarily due to the increase in volume.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$18.1	2.5	$10.9	1.7	$30.6	2.2	$21.1	1.7
Business acquisition, disposition, and integration costs	7.5	1.0	6.7	1.0	15.8	1.1	56.5	4.7
Operating expenses	$25.6	3.5	$17.6	2.7	$46.4	3.3	$77.6	6.4

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Operating expenses increased $8.0 (45%), primarily due to an increase in variable compensation, strategic investments, and an increase in business acquisition, disposition, and integration costs as a result of the divestitures of Red Valve and ABEL in fiscal 2021. These expenses as a percentage of net revenue were 3.5%, an increase of 80 basis points from the prior year.

Core operating expenses increased $7.2 (66%), primarily due to an increase in variable compensation and strategic investments.  These expenses as a percentage of net revenue were 2.5%, an increase of 80 basis points from the prior year.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

Operating expenses decreased $31.2 (40%), primarily due to a decrease in business acquisition, disposition, and integration costs related to the acquisition of Milacron and the divestiture of Cimcool in the prior year, partially offset by an increase in variable compensation and an additional 51 days of Milacron operating expenses. These expenses as a percentage of net revenue were 3.3%, an improvement of 310 basis points from the prior year.

Core operating expenses increased $9.5 (45%), primarily driven by an increase in variable compensation and the additional operating expenses from Milacron. These expenses as a percentage of net revenue were 2.2%, an increase of 50 basis points from the prior year, primarily driven by the addition of Milacron net revenue and the synergies realized in relation to combining two corporate centers and eliminating duplicative public company-related costs.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Consolidated net income (loss)	$79.0	$(72.2)	$156.7	$(73.0)
Interest income	(1.0)	(0.6)	(1.6)	(1.9)
Interest expense	19.5	20.9	40.7	35.6
Income tax expense (benefit)	30.4	1.8	61.7	(10.6)
Depreciation and amortization	28.3	38.6	57.6	64.5
EBITDA	156.2	(11.5)	315.1	14.6
Impairment charges (1)	—	82.5	—	82.5
Business acquisition, disposition, and integration costs (2)	9.7	8.0	18.8	61.8
Restructuring and restructuring-related charges (3)	2.2	0.7	3.7	3.1
Inventory step-up (4)	—	27.5	—	37.1
(Gain) loss on divestitures (5)	(34.1)	3.0	(65.7)	3.0
Other (6)	0.3	0.4	0.4	0.4
Adjusted EBITDA	$134.3	$110.6	$272.3	$202.5

(1)Hillenbrand recorded impairment charges to goodwill and certain identifiable intangible assets within both Advanced Process Solutions and Molding Technology Solutions reportable operating segments during the three and six months ended March 31, 2020. See Note 7 of Part I, Item 1 of this Form 10-Q for more information.
(2)Business acquisition, disposition, and integration costs during the three and six months ended March 31, 2021 primarily included professional fees and employee-related costs attributable to the integration of Milacron and divestitures of Red

Valve and ABEL. Business acquisition, disposition, and integration costs during the three and six months ended March 31, 2020 included $3.9 and $57.7, respectively, of expenses for the settlement of outstanding Milacron share-based equity awards, professional fees, and severance and employee-related costs in connection with the acquisition and integration of Milacron. The remaining costs incurred during the three and six months ended March 31, 2020 were primarily related to professional fees and other transaction costs in connection with the divestiture of Cimcool.
(3)Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during the three and six months ended March 31, 2021 and 2020.
(4)Represents the non-cash charges related to the fair value adjustment of inventories acquired in connection with the acquisition of Milacron in 2020. See Note 4 of Part I, Item 1 of this Form 10-Q for more information.
(5)The current year amounts represent the gain on divestiture of ABEL during the three and six months ended March 31, 2021 and gain on the divestiture of Red Valve during the six months ended March 31, 2021. The prior year amount represents the loss on the divestiture of Cimcool during the three and six months ended March 31, 2020. See Note 4 of Part I, Item 1 of this Form 10-Q for more information.
(6)Other primarily included incremental expenses directly attributable to the COVID-19 pandemic, such as costs for sanitization supplies, bad debt expense, and transportation costs, during the three and six months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Consolidated net income (loss) increased $151.2 (209%) for the three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily driven by impairment charges, inventory step-up charges and additional amortization of intangibles in relation to the acquisition of Milacron in 2020, that did not repeat in 2021, a gain on the divestiture of ABEL in 2021, an increase in demand for equipment and aftermarket parts and service at Molding Technology Solutions, productivity improvements, and an increase in volume at Batesville. This increase in consolidated net income (loss) was partially offset by an increase in income tax expense, cost inflation, an increase in variable compensation, and unfavorable mix at Molding Technology Solutions and Advanced Process Solutions. Foreign currency impact increased consolidated net income (loss) by $4.3.

Consolidated adjusted EBITDA increased $23.7 (21%) for the three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily due to an increase in demand for equipment and aftermarket parts and service at Molding Technology Solutions, productivity improvements, and an increase in volume at Batesville. This increase in consolidated adjusted EBITDA was partially offset by cost inflation, an increase in variable compensation, and unfavorable mix from Molding Technology Solutions and Advanced Process Solutions. Foreign currency impact increased adjusted EBITDA by $4.4.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

Consolidated net income (loss) increased $229.7 (315%) for the six months ended March 31, 2021, compared to the same period in 2020. The increase was primarily driven by impairment charges, inventory step-up charges and additional amortization of intangibles in relation to the acquisition of Milacron in 2020, that did not repeat in 2021, a gain on the divestitures of Red Valve and ABEL in fiscal 2021, an increase in volume at Batesville, productivity improvements, an increase in demand for equipment and aftermarket parts and service at Molding Technology Solutions, and an additional 51 days of results from Molding Technology Solutions compared to the prior year as a result of the timing of the Milacron acquisition (closed November 21, 2019). This increase in consolidated net income (loss) was partially offset by an increase in income tax expense, decreased demand for large polyolefin systems from Advanced Process Solutions, an increase in variable compensation, and cost inflation. Foreign currency impact improved consolidated net income (loss) by $5.9.

Consolidated adjusted EBITDA increased $69.8 (35%) for the six months ended March 31, 2021, compared to the same period in 2020. The increase was primarily driven by an increase in volume at Batesville, productivity improvements, an increase in demand for equipment and aftermarket parts and service at Molding Technology Solutions, and an additional 51 days of results from Molding Technology Solutions compared to the prior year as a result of the timing of the Milacron acquisition (closed November 21, 2019). This increase in consolidated adjusted EBITDA was partially offset by decreased demand for large polyolefin systems from Advanced Process Solutions, an increase in variable compensation, and cost inflation. Foreign currency impact improved adjusted EBITDA by $7.4.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first six months of 2021 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of March 31, 2021, we had $892.6 of maximum borrowing capacity under the Revolver, all of which was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $7.4 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, operating companies within the Advanced Process Solutions reportable operating segment provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of March 31, 2021, we had guarantee arrangements totaling $418.7, under which $208.3 was used for guarantees. These arrangements include the L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders. In January 2020, the L/G Facility Agreement was amended to expand the size of the existing €150.0 facility by an additional €25.0.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of March 31, 2021, we had a transition tax liability of $18.9 pursuant to the Tax Act. The cash at our foreign subsidiaries totaled $299.0 at March 31, 2021. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

COVID-19 impact

As discussed in the COVID-19 Impact section above, the Company has taken actions aimed to safeguard its capital position in the current COVID-19 environment. We believe the Company has sufficient liquidity to operate in the current business environment. The challenges posed by COVID-19 on our businesses have evolved rapidly over the past year and are likely to evolve further as the COVID-19 pandemic continues and the vaccine rollout is in process. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19, and we plan to take necessary steps to manage through such developments.

TerraSource Global and flow control businesses

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which operate within the Advanced Process Solutions reportable operating segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. On December 31, 2020, the Company completed the divestiture of its Red Valve business and on March 10, 2021, the Company completed the divestiture of its ABEL business. The Company still intends to divest the TerraSource Global business. We have used and continue to expect to use cash proceeds generated from the divestitures of these businesses primarily to further improve our liquidity position.

Leverage update

The Company’s net leverage (defined as debt, net of cash, to adjusted EBITDA) at March 31, 2021 was 1.7x. Given the strength of the Company’s balance sheet and with leverage within our targeted range, the Company has resumed consideration of share repurchases and strategic acquisitions.

Other activities

The Tax Act requires the Company to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $18.9 recorded as of March 31, 2021. The transition tax liability under the Tax Act is expected to be paid over the next five years.

In December 2018, our Board of Directors authorized a new share repurchase program of up to $200.0. Given the strength of the Company’s balance sheet and with leverage within our targeted range, the Company has resumed consideration of share repurchases.

Our anticipated contribution to our defined benefit pension plans in fiscal 2021 is $11.0, of which $4.6 was made during the six months ended March 31, 2021. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

The aggregate amount of our quarterly cash dividends increased as result of the additional common stock issued in connection with the acquisition of Milacron. We currently expect to pay approximately $16.2 each quarter based on our outstanding common stock at March 31, 2021. We increased our quarterly dividend in 2021 to $0.2150 per common share from $0.2125 per common share paid in 2020. As of the date of this filing, the Company is committed to paying our dividend, and our policy remains unchanged.

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

Cash Flows

	Six Months Ended March 31,
	2021	2020
Cash flows provided by (used in)
Operating activities	$259.0	$45.3
Investing activities	154.1	(1,282.4)
Financing activities	(370.1)	1,212.6
Effect of exchange rates on cash and cash equivalents	(7.5)	(0.5)
Net cash flows	$35.5	$(25.0)

Operating Activities

Operating activities provided $259.0 of cash during the first six months of 2021, and provided $45.3 of cash during the first six months of 2020, a $213.7 (472%) increase.  The increase in operating cash flow was primarily due to reduced working capital requirements, a decrease in payments for business acquisition, disposition, and integration costs in relation to the acquisition of Milacron and divestiture of Cimcool, and the additional cash flow provided by Molding Technology Solutions in 2021.

Working capital requirements for the Advanced Process Solutions and Molding Technology Solutions reportable segments may continue to fluctuate in the future due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $1,436.5 decrease in cash provided by investing activities in the first six months of 2021 was primarily due to a cash outflow of $1,503.1 for the acquisition of Milacron in the prior year period. The Company received proceeds of $165.7 from the divestitures of Red Valve and ABEL in fiscal 2021, $222.4 from the divestiture of Cimcool in fiscal 2020 and $13.1 from the sale of a Milacron manufacturing facility in fiscal 2020. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on these acquisitions and divestitures.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to use available cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the first six months of 2021 was $370.1, including $338.8 of debt repayments, net of proceeds.  Cash provided by financing activities in the first six months of 2020 was $1,212.6, including $1,254.0 of proceeds, net of debt repayments. The change in cash provided by financing activities was primarily due to financing activity for the acquisition of Milacron in the prior year, including the issuance of two term loan commitments totaling $725.0 along with an increase in net borrowings on the Revolver of $538.1. The Company also issued $350.0 of senior unsecured notes in 2021.

We returned $32.3 to shareholders during the first six months of 2021 in the form of quarterly dividends.  We increased our quarterly dividend in 2021 to $0.2150 per common share from $0.2125 per common share paid during 2020.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees at March 31, 2021, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

	March 31, 2021	September 30, 2020
Combined Balance Sheets Information:
Current assets (1)	$1,136.5	$2,088.7
Non-current assets	5,905.0	4,548.4
Current liabilities (1)	682.1	2,067.7
Non-current liabilities	1,308.4	1,596.8

	Six Months Ended March 31, 2021	Year Ended September 30, 2020
Combined Statements of Operations Information:
Net revenue (2)	$519.8	$859.6
Gross profit	207.3	387.0
Net income (loss) attributable to Obligors	369.3	(32.1)

(1) Current assets include intercompany receivables from non-guarantors of $640.3 as of March 31, 2021. Current liabilities include intercompany payables to non-guarantors $256.2 as of September 30, 2020.
(2) Net revenue includes intercompany sales with non-guarantors of $18.1 as of March 31, 2021 and $55.5 as of September 30, 2020.

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

There were no other changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-
K for the year ended September 30, 2020.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 4.1*	Supplemental Indenture No. 5, dated as of December 15, 2020, by and among the Company, the subsidiary guarantors party thereto and the Trustee
Exhibit 4.2*	Supplemental Indenture No. 6, dated as of December 15, 2020, by and among the Company, the subsidiary guarantors party thereto and the Trustee
Exhibit 4.3	Supplemental Indenture No. 7, dated as of March 3, 2021, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2021)
Exhibit 10.1*
Amendment No. 5 to Third Amended and Restated Credit Agreement, dated as of February 2, 2021, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

Exhibit 10.2	Amended and Restated Hillenbrand, Inc. Stock Incentive Plan (Amended and Restated as of December 3, 2020 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.3	Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement (Shareholder Value Delivered) (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.4	Form of Hillenbrand, Inc. Stock Incentive Plan Performance Based Unit Award Agreement (Relative Total Shareholder Return) (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.5	Form of Hillenbrand, Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.6	Form of Hillenbrand, Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Director) (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.7	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 22	List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Quarterly Report on Form 10-Q filed February 3, 2021)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: May 4, 2021	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: May 4, 2021		/s/ Andrew S. Kitzmiller
Andrew S. Kitzmiller
Vice President, Controller, and Chief Accounting Officer