Form 10-Q
period 2021-06-30
Hillenbrand, Inc.
filed 2021-08-04
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

The registrant had 73,038,372 shares of common stock, no par value per share, outstanding as of July 29, 2021.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$695.1	$607.5	$2,109.9	$1,823.3
Cost of goods sold	469.2	400.2	1,393.9	1,250.5
Gross profit	225.9	207.3	716.0	572.8
Operating expenses	126.6	118.5	396.2	411.9
Amortization expense	14.1	16.4	41.8	55.2
(Gain) loss on divestitures	(0.1)	—	(65.8)	3.0
Impairment charges	—	—	—	82.5
Interest expense	19.0	19.7	59.7	55.3
Other (expense) income, net	(0.4)	0.6	0.2	4.8
Income (loss) before income taxes	65.9	53.3	284.3	(30.3)
Income tax expense	24.4	28.3	86.1	17.7
Consolidated net income (loss)	41.5	25.0	198.2	(48.0)
Less: Net income attributable to noncontrolling interests	1.1	1.0	3.3	5.1
Net income (loss) attributable to Hillenbrand	$40.4	$24.0	$194.9	$(53.1)

Net income (loss) attributable to Hillenbrand — per share of common stock:
Basic earnings (loss) per share	$0.54	$0.32	$2.59	$(0.73)
Diluted earnings (loss) per share	$0.53	$0.32	$2.57	$(0.73)
Weighted average shares outstanding (basic)	75.5	75.1	75.4	72.8
Weighted average shares outstanding (diluted)	76.2	75.1	75.9	72.8

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$41.5	$25.0	$198.2	$(48.0)
Changes in other comprehensive income, net of tax:
Currency translation adjustment	29.2	11.9	43.3	(1.0)
Pension and postretirement (net of quarter-to-date tax expense of $0.4 and $0.4 and year-to-date tax expense of $1.0 and $1.3)	0.9	1.3	2.7	3.8
Change in net unrealized gain on derivative instruments (net of quarter-to-date tax (benefit) expense of ($0.1) and $0.9 and year-to-date tax (benefit) expense of ($0.1) and $0.7)	0.3	2.4	1.5	0.5
Total changes in other comprehensive income, net of tax	30.4	15.6	47.5	3.3
Consolidated comprehensive income (loss)	71.9	40.6	245.7	(44.7)
Less: Comprehensive income attributable to noncontrolling interests	0.9	0.9	3.2	4.4
Comprehensive income (loss) attributable to Hillenbrand	$71.0	$39.7	$242.5	$(49.1)

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	June 30, 2021 (unaudited)	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$476.2	$302.2
Trade receivables, net	293.6	279.5
Receivables from long-term manufacturing contracts	124.2	138.1
Inventories, net	410.9	385.4
Prepaid expenses and other current assets	75.1	83.2
Current assets held for sale	61.4	181.3
Total current assets	1,441.4	1,369.7
Property, plant, and equipment, net	294.4	314.2
Operating lease right-of-use assets, net	146.3	154.4
Intangible assets, net	931.2	960.7
Goodwill	1,175.8	1,137.8
Other long-term assets	48.3	50.6
Total Assets	$4,037.4	$3,987.4

LIABILITIES
Current Liabilities
Trade accounts payable	$329.3	$271.6
Liabilities from long-term manufacturing contracts and advances	324.9	189.1
Current portion of long-term debt	—	36.3
Accrued compensation	105.6	96.1
Current liabilities held for sale	19.2	32.5
Other current liabilities	244.0	226.5
Total current liabilities	1,023.0	852.1
Long-term debt	1,212.4	1,516.3
Accrued pension and postretirement healthcare	164.2	166.8
Operating lease liabilities	112.8	120.9
Deferred income taxes	200.8	185.8
Other long-term liabilities	71.8	66.1
Total Liabilities	2,785.0	2,908.0

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 74.3 and 74.8 shares outstanding)	—	—
Additional paid-in capital	722.9	723.6
Retained earnings	627.1	481.4
Treasury stock (1.5 and 1.0 shares, at cost)	(64.6)	(43.2)
Accumulated other comprehensive loss	(55.2)	(102.8)
Hillenbrand Shareholders’ Equity	1,230.2	1,059.0
Noncontrolling interests	22.2	20.4
Total Shareholders’ Equity	1,252.4	1,079.4

Total Liabilities and Shareholders’ Equity	$4,037.4	$3,987.4

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2021	2020
Operating Activities
Consolidated net income (loss)	$198.2	$(48.0)
Adjustments to reconcile consolidated net income (loss) to cash provided by operating activities:
Depreciation and amortization	86.3	98.4
Impairment charges	—	82.5
Deferred income taxes	13.6	(23.4)
Amortization of deferred financing costs	6.2	2.5
Share-based compensation	14.7	9.4
Settlement of Milacron share-based equity awards	—	5.9
(Gain) loss on divestitures	(65.8)	3.0
Trade accounts receivable, net and receivables from long-term manufacturing contracts	10.2	59.6
Inventories, net	(30.6)	35.9
Prepaid expenses and other current assets	3.4	6.5
Trade accounts payable	54.7	(76.4)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	147.3	(46.7)
Income taxes payable	4.1	15.5
Defined benefit plan and postretirement funding	(6.8)	(7.5)
Defined benefit plan and postretirement expense	2.1	4.6
Other, net	5.1	(1.7)
Net cash provided by operating activities	442.7	120.1

Investing Activities
Capital expenditures	(21.8)	(20.3)
Proceeds from sales of property, plant, and equipment	0.1	14.2
Acquisition of businesses, net of cash acquired	—	(1,503.1)
Proceeds from divestitures, net of cash divested	165.8	222.4
Net cash provided by (used in) investing activities	144.1	(1,286.8)

Financing Activities
Proceeds from issuance of long-term debt	350.0	1,125.2
Repayments on long-term debt	(688.8)	(27.2)
Proceeds from revolving credit facilities	395.0	1,157.8
Repayments on revolving credit facilities	(395.0)	(1,158.9)
Payment of deferred financing costs	(5.4)	(13.7)
Payments of dividends on common stock	(48.4)	(47.6)
Repurchases of common stock	(43.4)	—
Proceeds from stock option exercises	9.2	0.4
Payments for employee taxes on net settlement equity awards	(3.5)	(1.9)
Other, net	(1.3)	(3.0)
Net cash (used in) provided by financing activities	(431.6)	1,031.1

Effect of exchange rates on cash and cash equivalents	10.7	1.1

Net cash flows	165.9	(134.5)

Cash, cash equivalents, and restricted cash:
At beginning of period	311.8	399.4
At end of period	$477.7	$264.9
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$476.2	$263.1
Short-term restricted cash included in other current assets	1.5	1.8
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$477.7	$264.9
See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended June 30, 2021
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2021	75.8	$720.5	$603.1	0.6	$(23.4)	$(85.8)	$21.3	$1,235.7
Total other comprehensive income (loss), net of tax	—	—	—	—	—	30.6	(0.2)	30.4
Net income	—	—	40.4	—	—	—	1.1	41.5
Repurchases of common stock	—	—	—	1.0	(43.4)	—	—	(43.4)
Issuance/retirement of stock for stock awards/options	—	(2.2)	—	(0.1)	2.2	—	—	—
Share-based compensation	—	4.3	—	—	—	—	—	4.3
Dividends ($0.2150 per share)	—	0.3	(16.4)	—	—	—	—	(16.1)
Balance at June 30, 2021	75.8	$722.9	$627.1	1.5	$(64.6)	$(55.2)	$22.2	$1,252.4

	Nine Months Ended June 30, 2021
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2020	75.8	$723.6	$481.4	1.0	$(43.2)	$(102.8)	$20.4	$1,079.4
Total other comprehensive income (loss), net of tax	—	—	—	—	—	47.6	(0.1)	47.5
Net income	—	—	194.9	—	—	—	3.3	198.2
Repurchases of common stock	—	—	—	1.0	(43.4)	—	—	(43.4)
Issuance/retirement of stock for stock awards/options	—	(16.2)	—	(0.5)	22.0	—	—	5.8
Share-based compensation	—	14.7	—	—	—	—	—	14.7
Dividends ($0.6450 per share)	—	0.8	(49.2)	—	—	—	(1.4)	(49.8)
Balance at June 30, 2021	75.8	$722.9	$627.1	1.5	$(64.6)	$(55.2)	$22.2	$1,252.4

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

Hillenbrand’s portfolio is composed of three reportable operating segments. Advanced Process Solutions operating companies design, develop, manufacture, and service highly engineered industrial equipment around the world. Molding Technology Solutions is a global leader in highly engineered and customized systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries unless context otherwise requires.

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

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the percentage-of-completion method, carrying value of businesses held for sale, and the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, and the effects of the COVID-19 pandemic and such associated measures on management’s estimates and results of operations through June 30, 2021 are reflected in the Consolidated Financial Statements. Given the unprecedented nature of the COVID-19 pandemic, the Company cannot reasonably estimate the full extent of the impact that the COVID-19 pandemic will continue to have on its consolidated financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides or if variant strains of the virus further impact the global economy or the Company. Events and changes in circumstances arising after June 30, 2021, including those resulting from the ongoing impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings.

2.Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2020, except as described below.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 became effective for the Company’s fiscal year beginning on October 1, 2020. As a result of the Company’s assessment on its trade receivables and receivables from long-term manufacturing contracts, ASU 2016-13 did not have a material impact on the Consolidated Financial Statements.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at June 30, 2021 and September 30, 2020 was $124.2 and $138.1, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at June 30, 2021 and September 30, 2020 was $324.9 and $189.1, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The revenue recognized for the nine months ended June 30, 2021 and 2020 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2020 and 2019 was $128.8 and $104.7, respectively. During the three and nine months ended June 30, 2021 and 2020, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of June 30, 2021, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Item 2 of this Form 10-Q, was $1,765.9. Approximately 76% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended June 30, 2021				Nine Months Ended June 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$225.8	$—	$—	$225.8	$630.9	$—	$—	$630.9
Automotive	—	44.9	—	44.9	—	123.9	—	123.9
Chemicals	21.8	—	—	21.8	61.1	—	—	61.1
Consumer goods	—	22.4	—	22.4	—	69.0	—	69.0
Food and pharmaceuticals	21.5	—	—	21.5	65.1	—	—	65.1
Custom molders	—	28.8	—	28.8	—	110.2	—	110.2
Packaging	—	29.6	—	29.6	—	95.7	—	95.7
Construction	—	32.2	—	32.2	—	84.4	—	84.4
Minerals and mining	13.7	—	—	13.7	38.0	—	—	38.0
Electronics	—	21.6	—	21.6	—	55.3	—	55.3
Medical	—	23.1	—	23.1	—	65.3	—	65.3
Death care	—	—	137.9	137.9	—	—	468.7	468.7
Other industrial	30.6	41.2	—	71.8	110.4	131.9	—	242.3
Total	$313.4	$243.8	$137.9	$695.1	$905.5	$735.7	$468.7	$2,109.9

	Three Months Ended June 30, 2020				Nine Months Ended June 30, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$181.0	$—	$—	$181.0	$589.6	$—	$—	$589.6
Automotive	—	28.7	—	28.7	—	91.8	—	91.8
Chemicals	21.5	—	—	21.5	69.9	—	—	69.9
Consumer goods	—	25.4	—	25.4	—	76.6	—	76.6
Food and pharmaceuticals	19.7	—	—	19.7	54.9	—	—	54.9
Custom molders	—	28.4	—	28.4	—	66.5	—	66.5
Packaging	—	23.8	—	23.8	—	60.5	—	60.5
Construction	—	20.0	—	20.0	—	51.8	—	51.8
Minerals and mining	15.0	—	—	15.0	43.7	—	—	43.7
Electronics	—	20.3	—	20.3	—	43.1	—	43.1
Medical	—	20.4	—	20.4	—	39.7	—	39.7
Death care	—	—	139.9	139.9	—	—	405.7	405.7
Other industrial	44.1	19.3	—	63.4	140.9	88.6	—	229.5
Total	$281.3	$186.3	$139.9	$607.5	$899.0	$518.6	$405.7	$1,823.3

The following tables present net revenue by geographical market:

	Three Months Ended June 30, 2021				Nine Months Ended June 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geographical Markets
Americas	$76.5	$127.9	$137.9	$342.3	$240.2	$391.4	$468.7	$1,100.3
Asia	149.1	74.0	—	223.1	411.9	218.1	—	630.0
Europe, the Middle East, and Africa	87.8	41.9	—	129.7	253.4	126.2	—	379.6
Total	$313.4	$243.8	$137.9	$695.1	$905.5	$735.7	$468.7	$2,109.9

	Three Months Ended June 30, 2020				Nine Months Ended June 30, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geographical Markets
Americas	$93.1	$105.0	$139.9	$338.0	$306.6	$290.4	$405.7	$1,002.7
Asia	121.9	50.9	—	172.8	349.5	133.6	—	483.1
Europe, the Middle East, and Africa	66.3	30.4	—	96.7	242.9	94.6	—	337.5
Total	$281.3	$186.3	$139.9	$607.5	$899.0	$518.6	$405.7	$1,823.3

The following tables present net revenue by products and services:

	Three Months Ended June 30, 2021				Nine Months Ended June 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$219.6	$163.2	$—	$382.8	$621.1	$487.6	$—	$1,108.7
Parts and services	93.8	64.1	—	157.9	284.4	197.6	—	482.0
Death care	—	—	137.9	137.9	—	—	468.7	468.7
Other	—	16.5	—	16.5	—	50.5	—	50.5
Total	$313.4	$243.8	$137.9	$695.1	$905.5	$735.7	$468.7	$2,109.9

	Three Months Ended June 30, 2020				Nine Months Ended June 30, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$186.7	$124.7	$—	$311.4	$600.6	$305.8	$—	$906.4
Parts and services	94.6	49.2	—	143.8	298.4	139.7	—	438.1
Death care	—	—	139.9	139.9	—	—	405.7	405.7
Other	—	12.4	—	12.4	—	73.1	—	73.1
Total	$281.3	$186.3	$139.9	$607.5	$899.0	$518.6	$405.7	$1,823.3

The following tables present net revenue by timing of transfer:

	Three Months Ended June 30, 2021				Nine Months Ended June 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$153.9	$242.6	$137.9	$534.4	$450.3	$734.5	$468.7	$1,653.5
Over time	159.5	1.2	—	160.7	455.2	1.2	—	456.4
Total	$313.4	$243.8	$137.9	$695.1	$905.5	$735.7	$468.7	$2,109.9

	Three Months Ended June 30, 2020				Nine Months Ended June 30, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$151.6	$186.3	$139.9	$477.8	$448.3	$518.6	$405.7	$1,372.6
Over time	129.7	—	—	129.7	450.7	—	—	450.7
Total	$281.3	$186.3	$139.9	$607.5	$899.0	$518.6	$405.7	$1,823.3

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

The results of Milacron are reported separately in its own reportable operating segment (Molding Technology Solutions).

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

Pursuant to the Merger Agreement, certain of Milacron’s outstanding stock options, restricted stock awards, restricted stock unit awards, and performance stock unit awards immediately vested and converted into the right to receive $11.80 per share in cash and 0.1612 shares of Hillenbrand common stock per share. Additionally, certain of Milacron’s stock appreciation rights were canceled and converted into the right to receive a lump sum cash payment. The fair value of share-based equity awards was apportioned between purchase price consideration and immediate expense. The portion of the fair value of partially vested awards associated with pre-acquisition service of Milacron employees represented a component of the total purchase price consideration, while the remaining portion of the fair value was immediately recognized as expense within operating expenses on the Consolidated Statement of Operations during the nine months ended June 30, 2020.

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
(2)In total, $20.0 was immediately recognized as expense within operating expenses on the Consolidated Statements of Operations during the nine months ended June 30, 2020, which represents the portion of the fair value of outstanding share-based equity awards that was not associated with pre-acquisition service of Milacron employees, as previously discussed.

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

Impact on results of operations

The results of Milacron’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the November 21, 2019 acquisition date, within the Molding Technology Solutions reportable operating segment. The following table provides the results of operations for Milacron included in Hillenbrand’s Consolidated Statements of Operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$243.8	$186.3	$735.7	$518.6
Income (loss) before income taxes	30.9	12.0	93.3	(17.5)

In connection with the acquisition of Milacron, the Company incurred a total of $5.1 and $17.4 and $5.0 and $62.7 of business acquisition and integration costs during the three and nine months ended June 30, 2021 and 2020, respectively, which were recorded within operating expenses in the Consolidated Statements of Operations.

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

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$695.1	$607.5	$2,109.9	$1,939.0
Net income (loss) attributable to Hillenbrand	40.4	30.4	194.9	(0.7)

Net income (loss) attributable to Hillenbrand — per share of common stock:
Basic earnings (loss) per share	$0.54	$0.40	$2.59	$(0.01)
Diluted earnings (loss) per share	$0.53	$0.40	$2.57	$(0.01)

Assets and liabilities held for sale

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which includes the Red Valve business (“Red Valve”) and Abel Pump business (“ABEL”), which operated within the Advanced Process Solutions reportable operating segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. As discussed below, the Company completed the sale of Red Valve on December 31, 2020, and ABEL on March 10, 2021. The Company still intends to divest the TerraSource Global business in the near term. As of September 30, 2020, the Company determined that these businesses met the criteria to be classified as held for sale, and therefore reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets. As of June 30, 2021, the TerraSource Global business continues to be classified as held for sale.

The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the Consolidated Balance Sheets:

	June 30, 2021	September 30, 2020
Trade receivables, net	$6.3	$19.8
Inventories	12.5	22.0
Property, plant and equipment, net (1)	12.1	18.1
Operating lease right-of-use assets, net	2.0	4.3
Intangible assets, net	49.5	133.6
Goodwill	12.4	19.5
Other assets	2.5	9.4
Valuation allowance on disposal group (2)	(35.9)	(45.4)
Total assets held for sale	$61.4	$181.3

Trade accounts payable	$4.0	$7.3
Liabilities from long-term manufacturing contracts and advances	5.9	4.9
Operating lease liabilities	2.2	4.5
Deferred income taxes	5.0	8.8
Other liabilities	2.1	7.0
Total liabilities held for sale	$19.2	$32.5

(1)Total assets held for sale in this table include certain parcels of real estate that are also classified as held for sale on the Company’s Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020.
(2)The Company adjusted the carrying value to fair value less costs to sell for certain assets held for sale during the year ended September 30, 2020. There was no adjustment recognized for the three and nine months ended June 30, 2021.

The Company determined that the exit from these businesses does not represent a strategic shift that had or will have a major effect on its Consolidated Results of Operations, and therefore these businesses were not classified as discontinued operations. The results of operations up to the respective dates of sale for these businesses are included within the Advanced Process Solutions reportable operating segment for all periods presented in this quarterly report.

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

As a result of the Red Valve sale, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The Company incurred $2.9 of transaction costs associated with the sale during the nine months ended June 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations.

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

As a result of the ABEL sale, the Company recorded a pre-tax gain after post-closing adjustments of $34.2 in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The related tax effect resulted in tax expense of $6.9 and was included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The Company incurred $3.9 of transaction costs associated with the sale during the nine months ended June 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations.

Divestiture of Cimcool

On March 30, 2020, the Company completed the sale of its Cimcool business (“Cimcool”), which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company, to DuBois Chemicals, Inc. The sale resulted in cash proceeds received of $222.4, net of cash divested.

As a result of the Cimcool sale, the Company recorded a pre-tax loss of $3.0, using Level 2 nonrecurring fair value measurements, within other (expense) income, net in the Consolidated Statement of Operations during the nine months ended June 30, 2020. The related tax effect resulted in tax expense of $13.0 and was included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2020. The Company incurred $0.4 and $4.2 of transaction costs associated with the sale during the three and nine months ended June 30, 2020, respectively, which were recorded within operating expenses in the Consolidated Statement of Operations.

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

Sale of Molding Technology Solutions facility

In December 2019, the Company completed the sale of a Molding Technology Solutions manufacturing facility located in Germany. As a result of the sale, the Company received net cash proceeds of $13.1. There was no material impact to the Consolidated Statement of Operations during the nine months ended June 30, 2020, resulting from the sale of the facility.

5.Supplemental Consolidated Balance Sheet Information

	June 30, 2021	September 30, 2020
Allowance for doubtful accounts	$22.5	$24.0

Warranty reserves	$25.4	$23.8

Accumulated depreciation on property, plant, and equipment	$374.4	$342.1

Inventories, net:
Raw materials and components	$145.1	$133.3
Work in process	$99.5	$88.7
Finished goods	$166.3	$163.4
Total inventories, net	$410.9	$385.4

6.Leases

The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, net, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of June 30, 2021 and September 30, 2020. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have elected an accounting policy to combine lease and non-lease components for all leases.

Operating lease right-of-use assets, net and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate is generally not readily determinable for most leases, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

For the three and nine months ended June 30, 2021 and 2020, the Company recognized $9.0 and $26.6, and $9.2 and $27.0 respectively, of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial in each period.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	June 30, 2021	September 30, 2020
Operating lease right-of-use assets, net	$146.3	$154.4

Other current liabilities	31.9	$31.2
Operating lease liabilities	112.8	120.9
Total operating lease liabilities	$144.7	$152.1

Weighted-average remaining lease term (in years)	7.4	7.6

Weighted-average discount rate	2.1%	2.5%

As of June 30, 2021, the maturities of the Company’s operating lease liabilities were as follows:

2021 (excluding the nine months ended June 30, 2021)	$9.2
2022	32.5
2023	27.0
2024	18.8
2025	12.3
Thereafter	54.8
Total lease payments	154.6
Less: imputed interest	(9.9)
Total present value of lease payments	$144.7

Supplemental Consolidated Statements of Cash Flow information is as follows:

	Nine Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$28.9	$28.0
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	16.2	22.2

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of:

	June 30, 2021		September 30, 2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$0.2	$(0.2)	$0.2	$(0.2)
Customer relationships	803.4	(186.1)	787.6	(151.8)
Technology, including patents	138.4	(60.4)	137.6	(51.0)
Software	66.2	(58.1)	65.6	(54.1)
Backlog	—	—	10.0	(10.0)
Other	—	—	0.1	(0.1)
	1,008.2	(304.8)	1,001.1	(267.2)
Indefinite-lived assets:
Trade names	227.8	—	226.8	—

Total	$1,236.0	$(304.8)	$1,227.9	$(267.2)

The net change in intangible assets during the three and nine months ended June 30, 2021 was driven primarily by normal amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the nine months ended June 30, 2021:

	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Balance as of September 30, 2020	$485.1	$644.4	$8.3	$1,137.8
Acquisitions (1)	—	19.6	—	19.6
Foreign currency adjustments	5.3	13.1	—	18.4
Balance as of June 30, 2021	$490.4	$677.1	$8.3	$1,175.8

(1)See Note 4 for further information on the acquisition of Milacron. Amount represents changes to finalizing the purchase price allocation during the nine months ended June 30, 2021.

Impairment assessment

Change in annual impairment assessment date

The Company has historically performed its annual goodwill and indefinite-lived asset impairment assessments at different times for each of its reporting units within the fiscal year (April 1, May 31 and July 1). During the second quarter of fiscal 2021, the Company voluntarily decided to change the dates of its annual impairment assessments of goodwill and indefinite-lived intangible assets so that the assessments for all of the Company’s reporting units will occur on July 1, the first day of the fourth quarter of the Company’s fiscal year. The change was made to more closely align the annual impairment assessment dates with the Company’s annual planning and budgeting process, as well as its long-term planning and forecasting process for all reporting units. This change is also expected to provide more consistency in the application of our annual goodwill and indefinite-lived asset impairment assessments across each of the Company’s reporting units. The Company has determined this voluntary change in accounting principle is preferable and will not affect the Consolidated Financial Statements. Pursuant to the authoritative accounting literature, in fiscal 2021, the Company has performed its impairment assessment as of the first day of its third fiscal quarter of 2021 (April 1), and as of May 31 for one reporting unit, to ensure that the change in annual impairment assessment dates, to July 1, did not delay, accelerate or avoid an impairment charge. At April 1, 2021 and May 31, 2021, the goodwill and indefinite-lived asset impairment assessments for certain of the Company’s reporting units and indefinite-lived assets were completed using a qualitative assessment. For those reporting units and indefinite-lived assets evaluated at April 1, 2021 and May 31, 2021, it was determined that it is not more likely than not that the fair values of the reporting units and indefinite-lived assets were less than their carrying values, and therefore no further analysis was required and no impairment was recognized. The Company will perform its now annual July 1 goodwill and indefinite-lived asset impairment assessments during the fourth quarter of fiscal 2021.

This change was not applied retrospectively as it is impractical to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change in the annual goodwill and indefinite-lived asset impairment date will be applied prospectively.

Impairment recorded in the prior year

In connection with the preparation of the Consolidated Financial Statements for the nine months ended June 30, 2020, an interim impairment assessment was performed for select reporting units within the Advanced Process Solutions and Molding Technology Solutions reportable operating segments as a result of certain triggering events and changes in circumstances discussed in detail below. Additionally, based on the macroeconomic factors discussed below, as well as the decline in the Company’s common stock price during the second quarter of 2020, the Company performed a qualitative review for all remaining reporting units and determined that those reporting units did not require an interim impairment test, as it was more likely than not that the calculated fair value of those reporting units exceeded their carrying value, based on their current and projected financial performance as well as the results of previous goodwill impairment tests.

For certain reporting units within the Advanced Process Solutions reportable operating segment, an interim impairment review was triggered in 2020 by the Company’s decision to redirect its strategic investments as it focused on deleveraging following two major events within the second quarter of 2020: (1) the continued evaluation of the Company’s operations following the acquisition of Milacron completed on November 21, 2019, and (2) adverse macroeconomic conditions primarily driven by the COVID-19 pandemic. In connection with these events, the Company made the decision to limit its future strategic investment in its two reporting units in the flow control sector. The decision to limit future investment as well as the Company’s updated forecasts, which considered the impact of the COVID-19 pandemic, reduced those reporting units’ anticipated annual revenue growth rates and corresponding profitability and cash flows. The annual revenue growth rates utilized in the Company’s fair value estimate were consistent with the reporting units’ operating plans. As a result of the change to expected future cash flows, along with comparable fair value information, the Company concluded that the carrying value for these reporting units exceeded their fair value, resulting in goodwill impairment charges of $72.3 during the nine months ended June 30, 2020. The pre-impairment goodwill balance for these reporting units was $95.2.  Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name associated with one of these reporting units exceeded its fair value. As a result, an impairment charge of $0.7 was recorded for this trade name during the nine months ended June 30, 2020. The pre-impairment balance for this trade name was $4.4.

For the reporting units within the Molding Technology Solutions reportable operating segment, an interim impairment review was triggered in 2020 by macroeconomic conditions primarily driven by the COVID-19 pandemic. Subsequent to the Company completing the acquisition of Milacron on November 21, 2019, the Company revised its forecasts for all reporting units within the Molding Technology Solution reportable operating segment due to the deterioration in the overall global economy as a result of the COVID-19 pandemic. As a result of the decline in forecasted net revenue, under the relief-from-royalty fair value method, the Company concluded that the carrying value of certain trade names and technology associated with these reporting units exceeded their fair value. As a result, impairment charges of $9.5 were recorded for these intangible assets during the nine months ended June 30, 2020. The pre-impairment balance for these intangible assets was $125.0.

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

Additionally, as a result of the Company’s revised forecasts driven by the COVID-19 pandemic for all reporting units within the Molding Technology Solutions reportable operating segment, the Company performed an interim impairment review for these reporting units during the second quarter of 2020 and determined that no impairment of goodwill occurred as a result of this triggering event.

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

During the three and nine months ended June 30, 2021, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment, other than the noted change in the annual goodwill and indefinite-lived asset impairment assessment for certain reporting units.

8.Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of the dates reported in the Consolidated Balance Sheets:

	June 30, 2021	September 30, 2020
$500.0 term loan (1)	$—	$473.7
$400.0 senior unsecured notes (2)	395.6	394.8
$375.0 senior unsecured notes, net of discount (3)	371.3	370.8
$350.0 senior unsecured notes (4)	345.6	—
$225.0 term loan (5)	—	213.4
$100.0 Series A Notes (6)	99.8	99.7
$900.0 revolving credit facility (excluding outstanding letters of credit)	—	—
Other	0.1	0.2
Total debt	1,212.4	1,552.6
Less: current portion	—	36.3
Total long-term debt	$1,212.4	$1,516.3

(1)Includes unamortized debt issuance costs of $1.3 at September 30, 2020. This term loan was repaid in March 2021.
(2)Includes unamortized debt issuance costs of $4.4 and $5.2 at June 30, 2021 and September 30, 2020, respectively.
(3)Includes unamortized debt issuance costs of $3.3 and $3.7 at June 30, 2021 and September 30, 2020, respectively.
(4)Includes unamortized debt issuance costs of $4.4 at June 30, 2021.
(5)Includes unamortized debt issuance costs of $0.3 at September 30, 2020. This term loan was repaid in December 2020.
(6)Includes unamortized debt issuance costs of $0.2 and $0.3 at June 30, 2021 and September 30, 2020, respectively.

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

Financing for Milacron Acquisition

Upon completing the acquisition of Milacron on November 21, 2019, Hillenbrand incurred borrowings under its two term loans in aggregate principal amounts of $500.0 and $225.0 (the “Term Loan Facilities”), which are provided for under the Company’s Third Amended and Restated Credit Agreement dated August 28, 2019 and subsequently amended on October 8, 2019, January 10, 2020, May 29, 2020, February 2, 2021, and June 14, 2021 (as amended, the “Credit Agreement”). During the nine months ended June 30, 2021, the Company repaid the $225.0 and $500.0 term loans in full with a combination of cash on hand and borrowings from its revolving credit facility.

For the nine months ended June 30, 2021, the weighted average interest rate was 2.65% for the $500.0 term loan. For the nine months ended June 30, 2021, the weighted average interest rate was 2.63% for the $225.0 term loan. For the three and nine months ended June 30, 2020, the weighted average interest rates were 2.59% and 3.07%, respectively, for the $500.0 term loan and 2.46% and 2.94%, respectively, for the $225.0 term loan.

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

With respect to the Revolver, the Company has made net repayments since the closing date of the acquisition of Milacron, resulting in no outstanding balance as of June 30, 2021 and September 30, 2020. As of June 30, 2021, the Company had $16.5 in outstanding letters of credit issued and $883.5 of maximum borrowing capacity under the Revolver. All of this borrowing capacity was immediately available based on the Company’s most restrictive covenant at June 30, 2021. The weighted-average interest rate on borrowings under the Revolver was 2.28% for the nine months ended June 30, 2021, and 2.59% and 2.78% for the three and mine month periods in the prior year, respectively. There were no borrowings under the Revolver during the three months ended June 30, 2021. The weighted average facility fee was 0.17% and 0.24% for the three and nine months ended June 30, 2021, respectively, and 0.30% and 0.24% for the same periods in the prior year, respectively.

Other credit arrangements

In the normal course of business, operating companies within the Advanced Process Solutions reportable operating segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of June 30, 2021 and September 30, 2020, the Company had credit arrangements totaling $423.3 and $417.2, respectively, under which $260.2 and $261.4, respectively, was used for guarantees. These arrangements include the Company’s Syndicated Letter of Guarantee Facility (as amended, the “L/G Facility Agreement”) and other ancillary credit facilities.

Amendments to current financing agreements

The Company’s June 14, 2021 amendment to the Credit Agreement, among other things, amended certain provisions implemented in May 2020 in response to the COVID-19 pandemic, namely to: (i) decrease the maximum permitted leverage ratio to 3.50 to 1.00 but permit the Company to increase the maximum permitted leverage ratio to 4.00 to 1.00 for 3 consecutive fiscal quarters following certain acquisitions; (ii) decrease the applicable margin (the “Applicable Rate”) paid on revolving loans at certain pricing levels; (iii) remove additional pricing levels previously added to the Applicable Rate under certain circumstances; (iv) decrease the interest rate floor for the Alternate Base Rate (as defined in the Credit Agreement) to 1.00% and for the CDOR Screen Rate and the LIBO Screen Rate (each as defined in the Credit Agreement) to 0.00%; (v) remove the condition to each borrowing under the Revolver that, subject to certain exceptions, the amount of cash or cash equivalents on the Consolidated Balance Sheet not exceed $350.0; and (vi) remove certain restrictions on the Company’s ability to make restricted payments and grant liens on the Company’s assets that would have otherwise been in effect through January 1, 2022.

The amendment also amends the Credit Agreement to include customary benchmark replacement language relating to future unavailability of certain interest rates, including the LIBO Rate (as defined in the Credit Agreement). The amendment also provides that borrowings under the Credit Agreement may bear interest (A) if denominated in US Dollars, at the LIBO Rate or the Alternate Base Rate (as defined in the Credit Agreement) at the Company’s option, (B) if denominated in Japanese Yen, Canadian Dollars or Euros, at rates based on the rates offered for deposits in the applicable interbank markets for such currencies and (C) if denominated in Pounds Sterling or Swiss Francs, at SONIA and SARON, respectively (each as defined in the Credit Agreement), plus, in each case, the Applicable Rate; and includes provisions governing erroneous payments made by the Agent to lenders part to the Credit Agreement.

Covenants related to current financing agreements

The Credit Agreement and the Private Shelf Agreement dated as of December 16, 2012 (as amended, the “Shelf Agreement”) among the Company, Prudential Investment Management, Inc. and each Prudential Affiliate (as defined therein) that became a purchaser thereunder, contain the following financial covenants for the current quarter: a maximum leverage ratio (as defined in the agreements) of 3.50 to 1.00 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.00 to 1.00. The L/G Facility Agreement contains a maximum leverage ratio of 4.25 to 1.00 for the current quarter and a minimum ratio of EBITDA to interest expense of 3.00 to 1.00 (both as defined in such agreement). Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”), the $375.0 of senior unsecured notes due September 2026 (the “2019 Notes”), and the 2021 Notes, the $100.0 of 4.60% Series A unsecured notes (“Series A Notes”), and the L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement each contain certain other customary covenants, representations and warranties and events of default. The indentures governing the 2019 Notes, 2020 Notes, and 2021 Notes do not limit the Company’s ability to incur additional indebtedness. They do, however, contain certain covenants that restrict the Company’s ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the senior unsecured notes with remedies if the Company fails to perform specific obligations. As of June 30, 2021, Hillenbrand was in compliance with all covenants and there were no events of default.

9.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Service costs	$0.2	$0.4	$0.5	$0.7
Interest costs	1.5	2.0	0.2	0.2
Expected return on plan assets	(2.8)	(3.3)	(0.2)	(0.3)
Amortization of net loss	0.5	1.2	0.7	0.5
Net periodic pension (benefit) cost	$(0.6)	$0.3	$1.2	$1.1

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Service costs	$0.5	$1.1	$1.5	$1.8
Interest costs	4.4	6.0	0.5	0.5
Expected return on plan assets	(8.2)	(9.7)	(0.6)	(0.6)
Amortization of net loss	1.6	3.6	2.2	1.8
Net periodic pension (benefit) cost	$(1.7)	$1.0	$3.6	$3.5

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $3.6 and $10.9 for the three and nine months ended June 30, 2021, respectively, and $3.7 and $10.8 for the same periods in the prior year, respectively.

10.Income Taxes

The effective tax rates for the three months ended June 30, 2021 and 2020 were 37.0% and 53.1%, respectively. The difference in the effective tax rate in the three months ended June 30, 2021, relative to the federal statutory tax rate of 21%, was primarily attributable to the recognition of taxes on accumulated earnings of foreign subsidiaries and the unfavorable impact of recently enacted German tax legislation. Additionally, the decrease in the effective tax rate in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was driven by the tax effect of the utilization of tax loss carryforwards on foreign tax credit determinations related to foreign income inclusions, and nondeductible transaction costs that were recognized in the prior period that did not recur, partially offset by an unfavorable mix of geographic income and the unfavorable impact of recently enacted German tax legislation.

The effective tax rates for the nine months ended June 30, 2021 and 2020 were 30.3% and (58.4)%, respectively. The difference in the effective tax rate in the nine months ended June 30, 2021 relative to the federal statutory tax rate of 21%, was primarily attributable to an unfavorable geographic mix of pretax income, the recognition of deferred taxes on accumulated earnings of foreign subsidiaries, the unfavorable impact of recently enacted German tax legislation, and the discrete recognition of the tax effect of functional currency fluctuations. Additionally, the increase in the effective tax rate in the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020, was driven by the impact of the tax loss from the divestiture of Red Valve, partially offset by the tax gain on the divestiture of ABEL and the impact that utilization of tax loss carryforwards had on foreign tax credit determinations related to foreign income inclusions. The negative effective tax rate in the nine months ended June 30, 2020 was due to the net loss position and the discrete recognition of tax expense on the divestiture of Cimcool, which was partially offset by the tax benefit recognized from the revaluation of current and deferred tax balances in connection with the enacted statutory tax rate reductions in certain foreign jurisdictions.

The acquisition of Milacron was completed during the quarter ended December 31, 2019, through the merger of a wholly-owned Hillenbrand subsidiary with and into Milacron, resulting in 100% ownership of Milacron common stock that was issued and outstanding after the acquisition. In connection with the acquisition, the Company recorded a deferred tax asset of $5.9 and a deferred tax liability of $139.0 associated with the difference between the financial accounting basis and the tax basis in the acquired assets and liabilities assumed. Included in the acquired deferred taxes were deferred tax assets for the carryforward of Milacron’s tax net operating losses from federal, state, and foreign tax jurisdictions of $65.5, which were partially offset by the recognition of preliminary valuation allowances of $22.0 related to the estimated realizability of these items. The utilization of the acquired U.S. federal and state net operating losses to reduce Hillenbrand’s taxable income are limited annually under Section 382 of the Internal Revenue Code. The annual Section 382 limitation is $39.6 until the net operating losses are utilized.

11.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective balance sheet date.  Potential dilutive effects, representing approximately 400,000 shares at both June 30, 2021 and 2020, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Hillenbrand	$40.4	$24.0	$194.9	$(53.1)
Weighted-average shares outstanding (basic - in millions) (1)	75.5	75.1	75.4	72.8
Effect of dilutive stock options and other unvested equity awards (in millions) (2)	0.7	—	0.5	—
Weighted-average shares outstanding (diluted - in millions)	76.2	75.1	75.9	72.8

Basic earnings (loss) per share	$0.54	$0.32	$2.59	$(0.73)
Diluted earnings (loss) per share	$0.53	$0.32	$2.57	$(0.73)

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.1	2.8	0.8	2.9

(1)The increase in weighted-average shares outstanding during the nine months ended June 30, 2021 was due to 11.9 million of additional shares issued on November 21, 2019 in connection with the acquisition of Milacron. See Note 4 for further information.
(2)As a result of the net loss attributable to Hillenbrand during the nine months ended June 30, 2020, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

12. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)
Other comprehensive income before reclassifications:
Before tax amount	—	43.4	0.4	43.8	$(0.1)	$43.7
Tax expense	—	—	(0.1)	(0.1)	—	(0.1)
After tax amount	—	43.4	0.3	43.7	(0.1)	43.6
Amounts reclassified from accumulated other comprehensive loss (1)	2.7	—	1.2	3.9	—	3.9
Net current period other comprehensive income	2.7	43.4	1.5	47.6	$(0.1)	$47.5
Balance at June 30, 2021	$(66.9)	$22.3	$(10.6)	$(55.2)

(1)Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)
Other comprehensive loss before reclassifications:
Before tax amount	—	(0.3)	(1.6)	(1.9)	$(0.7)	$(2.6)
Tax benefit	—	—	0.3	0.3	—	0.3
After tax amount	—	(0.3)	(1.3)	(1.6)	(0.7)	(2.3)
Amounts reclassified from accumulated other comprehensive loss (1)	3.8	—	1.8	5.6	—	5.6
Net current period other comprehensive income (loss)	3.8	(0.3)	0.5	4.0	$(0.7)	$3.3
Reclassification of certain income tax effects (2)	(6.0)	—	—	(6.0)
Balance at June 30, 2020	$(64.5)	$(65.0)	$(13.1)	$(142.6)

(1)Amounts are net of tax.
(2)Income tax effects of the Tax Act were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 2 for more information.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended June 30, 2021
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	$—	$—	$(0.3)	$(0.3)
Other income (expense), net	1.3	—	0.5	1.8
Total before tax	$1.3	$—	$0.2	$1.5
Tax expense				(0.3)
Total reclassifications for the period, net of tax				$1.2

	Nine Months Ended June 30, 2021
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.6)	(0.6)
Other income (expense), net	3.8	(0.1)	1.5	5.2
Total before tax	$3.8	$(0.1)	$1.1	$4.8
Tax expense				(0.9)
Total reclassifications for the period, net of tax				$3.9

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

	Three Months Ended June 30, 2020
	Amortization of Pension and Postretirement (1)		Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	$—	$—	$0.9	$0.9
Other income (expense), net	1.7	—	0.5	2.2
Total before tax	$1.7	$—	$1.4	$3.1
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$2.6

	Nine Months Ended June 30, 2020
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	—	—	0.5	0.5
Other income (expense), net	5.2	(0.1)	1.5	6.6
Total before tax	$5.2	$(0.1)	$1.8	$6.9
Tax expense				(1.3)
Total reclassifications for the period, net of tax				$5.6

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

13.Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation costs	$4.3	$3.7	$14.7	$9.4
Less impact of income tax benefit	1.0	0.9	3.4	2.2
Share-based compensation costs, net of tax	$3.3	$2.8	$11.3	$7.2

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

During the nine months ended June 30, 2021, the Company made the following grants:

Number of Units
Time-based stock awards	384,507
Performance-based stock awards (maximum that can be earned)	366,923

The Company’s time-based stock awards and performance-based stock awards granted during the nine months ended June 30, 2021 had weighted-average grant date fair values of $38.80 and $44.38, respectively.  Included in the performance-based stock awards granted during the nine months ended June 30, 2021 are 214,092 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

14.Other (Expense) Income, Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Interest income	$0.9	$0.6	$2.5	$2.5
Foreign currency exchange (loss) gain, net	$(0.2)	$0.3	$0.2	$2.2
Other, net	$(1.1)	$(0.3)	$(2.5)	$0.1
Other (expense) income, net	$(0.4)	$0.6	$0.2	$4.8

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

	Carrying Value at June 30, 2021	Fair Value at June 30, 2021 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$476.2	$476.2	$—	$—
Investments in rabbi trust	4.7	4.7	—	—
Derivative instruments	2.6	—	2.6	—

Liabilities:
2021 Notes	350.0	347.8	—	—
2020 Notes	400.0	429.7	—	—
2019 Notes	374.6	418.2	—	—
Series A Notes	100.0	—	105.7	—
Derivative instruments	2.3	—	2.3	—

	Carrying Value at September 30, 2020	Fair Value at September 30, 2020 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$302.2	$302.2	$—	$—
Investments in rabbi trust	3.9	3.9	—	—
Derivative instruments	2.6	—	2.6	—

Liabilities:
$500.0 term loan	475.0	—	475.0	—
2020 Notes	400.0	429.0	—	—
2019 Notes	374.5	409.0	—	—
$225.0 term loan	213.7	—	213.7	—
Series A Notes	100.0	—	105.3	—
Derivative instruments	1.6	—	1.6	—

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
•The fair value of the amounts under the Term Loan Facilities approximated carrying value, as the Company believes their variable interest rate terms corresponded to current market terms.
•The fair values of the Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for the Series A Notes.
•The fair values of the 2021 Notes, 2020 Notes, and 2019 Notes were based on quoted prices in active markets.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $260.5 and $232.8 at June 30, 2021 and September 30, 2020, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities in the Consolidated Balance Sheets.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net revenue
Advanced Process Solutions	$313.4	$281.3	$905.5	$899.0
Molding Technology Solutions	243.8	186.3	735.7	518.6
Batesville	137.9	139.9	468.7	405.7
Total	$695.1	$607.5	$2,109.9	$1,823.3

Adjusted EBITDA (1)
Advanced Process Solutions	$61.1	$57.6	$165.3	$166.6
Molding Technology Solutions	49.2	38.1	148.4	96.4
Batesville	29.8	36.4	126.7	91.4
Corporate	(13.9)	(11.1)	(41.9)	(30.9)

Net revenue (2)
United States	$301.3	$298.5	$973.1	$880.2
Germany	35.2	33.5	101.9	114.7
China	135.8	98.6	362.6	225.9
India	39.0	17.7	127.5	85.8
All other countries	183.8	159.2	544.8	516.7
Total	$695.1	$607.5	$2,109.9	$1,823.3

(1)Adjusted EBITDA is a non-GAAP measure used by management to measure segment performance and make operating decisions. See the Operating Performance Measures section of Management’s Discussion and Analysis for further information on adjusted EBITDA, which is reconciled to consolidated net income (loss) below.
(2)The Company attributes net revenue to a geography based upon the location of the end customer. Prior to fiscal 2021, the Company attributed net revenue to a geography based upon the location of the business that consummates the external sale for purpose of this disclosure. As such, the net revenue figures for the three and nine months ended June 30, 2020, have been revised to conform to the current year methodology.

	June 30, 2021	September 30, 2020
Total assets
Advanced Process Solutions	$1,664.3	$1,666.5
Molding Technology Solutions	2,091.7	2,032.4
Batesville	228.9	225.3
Corporate	52.5	63.2
Total	$4,037.4	$3,987.4

Tangible long-lived assets, net
United States	$165.8	$182.4
Germany	113.4	110.4
China	52.5	54.2
All other countries	109.0	121.6
Total	$440.7	$468.6

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Advanced Process Solutions	$61.1	$57.6	$165.3	$166.6
Molding Technology Solutions	49.2	38.1	148.4	96.4
Batesville	29.8	36.4	126.7	91.4
Corporate	(13.9)	(11.1)	(41.9)	(30.9)
Less:
Interest income	(0.9)	(0.6)	(2.5)	(2.5)
Interest expense	19.0	19.7	59.7	55.3
Income tax expense	24.4	28.3	86.1	17.7
Depreciation and amortization	28.7	33.9	86.3	98.4
Impairment charges	—	—	—	82.5
Business acquisition, disposition, and integration costs	6.4	5.5	25.2	67.3
Restructuring and restructuring-related charges	6.5	3.6	10.2	6.7
Inventory step-up	—	3.6	—	40.7
(Gain) loss on divestitures	(0.1)	—	(65.8)	3.0
Other	0.7	2.0	1.1	2.4
Consolidated net income (loss)	$41.5	$25.0	$198.2	$(48.0)

18.Restructuring

The following schedule details the restructuring charges by reportable operating segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$5.3	$1.9	$7.2	$0.2	$1.9	$2.1
Molding Technology Solutions	1.3	—	1.3	0.8	0.1	0.9
Batesville	—	0.2	0.2	(0.1)	0.1	—
Corporate	—	0.1	0.1	—	0.4	0.4
Total	$6.6	$2.2	$8.8	$0.9	$2.5	$3.4

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$6.1	$3.6	$9.7	$0.9	$3.1	$4.0
Molding Technology Solutions	2.6	0.7	3.3	0.6	1.3	1.9
Batesville	—	0.5	0.5	—	0.5	0.5
Corporate	—	0.8	0.8	—	1.4	1.4
Total	$8.7	$5.6	$14.3	$1.5	$6.3	$7.8

The restructuring charges during the three and nine months ended June 30, 2021 and 2020 related primarily to severance costs. The severance costs within the Molding Technology Solutions reportable operating segment and corporate were primarily related to the ongoing integration of Milacron. At June 30, 2021, $7.4 of restructuring costs were accrued and expected to be paid over the next twelve months.

During the three months ended June 30, 2021, the Company's wholly-owned subsidiary Coperion GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facilities in Stuttgart and Weingarten, Germany whereby certain operational functions will be shifted to the Company’s operations in Switzerland or to a third party provider (the “Plan”). As a result, the Company expects to incur severance and other related costs of approximately $13.0 to $14.0 and restructuring-related costs of $4.0 to $6.0 over the next 12 to 15 months. Substantially all of these costs will result in future cash expenditures that are expected to be substantially paid by the end of calendar year 2022. As the employees are required to render service in order to receive termination benefits, the associated liability related to the Plan will be recognized ratably over the future service period. During the three months ended June 30, 2021, the Company recognized $3.8 of expense, and these amounts were included within cost of goods sold and operating expenses in the Company's Consolidated Statements of Operations. The total liability related to the Plan was $3.8 as of June 30, 2021.

19.Subsequent Events

Subsequent to June 30, 2021, the Company repurchased approximately 1,289,000 shares of the Company’s common stock for approximately $56.6 during July 2021.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes risks related to the ongoing COVID-19 pandemic and the escalation thereof due to variant strains of the virus and the societal, governmental, and individual responses thereto, including supply chain disruptions; loss of contracts and/or customers; erosion of some customers’ credit quality; downgrades of the Company’s credit quality; closure or temporary interruption of the Company’s or suppliers’ manufacturing facilities; travel, shipping and logistical disruptions; loss of human capital or personnel, general economic calamities, in addition to a variety of risks related to our integration of Milacron, including disruptions of current operations or difficulties in employee retention; and the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 12, 2020, and in Item 1A of Part II of this Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. The forward-looking information in this Form 10-Q speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking statements.

EXECUTIVE OVERVIEW

Hillenbrand is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world. Hillenbrand’s portfolio is composed of three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville®. Advanced Process Solutions operating companies design, develop, manufacture, and service highly engineered industrial equipment around the world. Molding Technology Solutions is a global leader in highly engineered and customized systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America.

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

During the three and nine months ended June 30, 2021, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and financial position.

COVID-19 Impact

The COVID-19 pandemic has impacted and is continuing to impact Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve, sometimes rapidly, including the resurgence of COVID-19 due to variant strains of the virus. It is difficult to quantify the complete impact for 2021 or beyond, but the actions being undertaken to reduce the severity and spread of COVID-19 are currently creating disruptions, and are likely to continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability and sufficiency of our supply chain.

We cannot reasonably estimate the duration, spread, or severity of the COVID-19 pandemic and related variants; however, as a result of the current circumstances, we expect to continue to experience adverse impacts during 2021 within our Advanced Process Solutions and Molding Technology Solutions reportable operating segments. Should these conditions continue beyond 2021 for Advanced Process Solutions or Molding Technology Solutions reportable operating segments, or should the severity of COVID-19 increase, the Company would similarly expect adverse impacts on its net revenue, results of operations, and cash flows, depending upon the severity and length of time such conditions persist. The COVID-19 pandemic generally has had a favorable impact on the Batesville reportable operating segment’s net revenue, results of operations, and cash flows. However, given the ongoing and dynamic nature of COVID-19, we are currently not able to predict the extent and duration of the impact for the remainder of fiscal 2021 or the potential negative impact that the estimated increase in deaths in North America due to the COVID-19 pandemic will have on future deaths when the pandemic has subsided. During the three months ended June 30, 2021, Batesville revenue decreased year over year due to lower burial casket sales resulting from an estimated decline in deaths associated with the COVID-19 pandemic. The timing and effectiveness of further vaccine development and rollout, in addition to variants of the virus, could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during the remainder of fiscal 2021 and beyond.

We continue to take actions intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate, as well as to lessen the financial impact on the business while protecting our ability to continue to generate profitable growth over the long-term. For information regarding these actions, see the discussion under Part 1, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 12, 2020. We continue to believe the Company has sufficient liquidity to operate in the current business environment as a result of these actions.

Employees

We have implemented a number of employee safety measures across our plants and other locations in an attempt to contain the spread of COVID-19, which we update as appropriate for the evolving COVID-19 situation depending on the geography and function. For information regarding these measures, see the discussion under Part 1, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 12, 2020.

In addition, we believe various factors have contributed to a labor shortage, particularly in the United States. We have started to experience effects of this labor shortage at certain production facilities, and we are mitigating this impact through the use of overtime and third-party outsourcing as warranted. It is possible that a prolonged shortage of qualified, available workers could result in a further increase in labor costs and could negatively affect our ability to efficiently operate our production facilities and our results of operations.

Supply Chain and Inflation

While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. To date, delays or shortages of raw materials have been limited and have not had a material impact on our results of operations. However, we have started to experience increasing delays of certain raw material components. From time to time, we may identify alternative suppliers to address the risk of a current supplier’s inability to deliver materials in volumes sufficient to meet our manufacturing needs, or we may choose to purchase certain materials in bulk volumes where we have supply chain scarcity concerns. It remains possible that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and negatively impact our results of operations.

We have also experienced input cost inflation in fiscal 2021 as further discussed in our operations review. Pricing actions and supply chain productivity initiatives have and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs.

For additional information regarding labor, supply chain, and other risks, including those relating to the COVID-19 pandemic, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 12, 2020.

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

As a result of the Red Valve sale, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The Company incurred $2.9 of transaction costs associated with the sale during the nine months ended June 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. Red Valve’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on December 31, 2020.

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

As a result of the sale, the Company recorded a pre-tax gain after post-closing adjustments of $34.2 in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The related tax effect resulted in tax expense of $6.9 included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The Company incurred $3.9 of transaction costs associated with the sale during the nine months ended June 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. ABEL’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on March 10, 2021.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2021, to the same periods in 2020.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, Batesville, and Corporate.  These results of operations are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and primarily exclude expenses associated with business acquisitions, disposition, and integration costs, restructuring and restructuring-related charges, impairment charges, inventory step-up charges, net gains and losses on divestitures, and COVID-19 pandemic-related costs. The related income tax impact for all of these items is also excluded. The measures also exclude non-recurring tax benefits and expenses related to the interaction of certain provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and certain tax items related to the acquisition of Milacron and divestitures of ABEL, Red Valve, and Cimcool, including the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions. Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

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

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2021, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 12, 2020. See Note 7 of Part I, Item 1 of this Form 10-Q for a discussion of the change in the Company’s annual impairment assessment date.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020 (1)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$695.1	100.0	$607.5	100.0	$2,109.9	100.0	$1,823.3	100.0
Gross profit	225.9	32.5	207.3	34.1	716.0	33.9	572.8	31.4
Operating expenses	126.6	18.2	118.5	19.5	396.2	18.8	411.9	22.6
Amortization expense	14.1		16.4		41.8		55.2
(Gain) loss on divestitures	(0.1)		—		(65.8)		3.0
Impairment charges	—		—		—		82.5
Interest expense	19.0		19.7		59.7		55.3
Other (expense) income, net	(0.4)		0.6		0.2		4.8
Income tax expense	24.4		28.3		86.1		17.7
Net income (loss) attributable
to Hillenbrand	40.4		24.0		194.9		(53.1)

(1) Included 223 days of operations related to Milacron following its acquisition on November 21, 2019.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net revenue increased $87.6 (14%), which included favorable foreign currency impact (4%).

•Advanced Process Solutions net revenue increased $32.1 (11%), primarily due to an increase in large plastics systems sales and favorable pricing, partially offset by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. Foreign currency impact improved net revenue by 6%.

•Molding Technology Solutions net revenue increased $57.5 (31%), primarily driven by an increase in demand for injection molding and hot runner equipment and aftermarket parts and service, as well as favorable pricing. Net revenue in 2020 was adversely impacted by the effects of the COVID-19 pandemic. Foreign currency impact improved net revenue by 5%.

•Batesville net revenue decreased $2.0 (1%), primarily due to a decrease in volume, partially offset by an increase in average selling price. Lower volume was driven by a decrease in burial casket sales primarily due to estimated lower deaths associated with the COVID-19 pandemic. Foreign currency impact improved net revenue by 1%.

Gross profit increased $18.6 (9%) and gross profit margin decreased 160 basis points to 32.5%. On an adjusted basis, which excluded restructuring and restructuring-related charges, business acquisition, disposition, and integration costs, and inventory step-up charges, adjusted gross profit increased $20.3 (10%), and adjusted gross profit margin decreased 150 basis points to 33.5%.

•Advanced Process Solutions gross profit increased $0.7 (1%), primarily due to an increase in large plastics systems sales, favorable pricing, and productivity improvements including synergies, partially offset by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021 and cost inflation. Foreign currency impact improved gross profit by 6%. Gross profit margin decreased 360 basis points to 33.4% in 2021, primarily due to an increase in restructuring and restructuring-related charges and business acquisition, integration, and development costs, cost inflation, and unfavorable mix, partially offset by pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($4.4 in 2021 and $0.2 in 2020) and business acquisition, disposition, and integration costs of $1.0 in 2021. Excluding these charges, adjusted gross profit increased $6.3 (6%) and adjusted gross profit margin decreased 180 basis points to 35.3%.

•Molding Technology Solutions gross profit increased $23.6 (45%) primarily due to an increase in demand for injection molding and hot runner equipment and aftermarket parts and service, productivity improvements including synergies, inventory step-up charges of $3.6 in 2020 that did not repeat in 2021, and favorable pricing, partially offset by unfavorable mix driven by increased proportion of injection molding equipment, and cost inflation. Foreign currency impact improved gross profit by 6%. Gross profit margin improved 310 basis points to 31.0%, primarily due to pricing and productivity improvements, partially offset by unfavorable mix driven by increased proportion of injection molding equipment and cost inflation.

Molding Technology Solutions gross profit included inventory step-up charges of $3.6 in 2020 and restructuring and restructuring-related charges ($1.3 in 2021 and $0.7 in 2020). Excluding these charges, adjusted gross profit increased $19.9 (35%) and adjusted gross profit margin improved 100 basis points to 31.5%.

•Batesville gross profit decreased $5.7 (11%) and gross profit margin decreased 360 basis points to 33.0%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities and in wages and benefits and lower volume, partially offset by an increase in average selling price.

Operating expenses increased $8.1 (7%), primarily due to an increase in strategic investments, variable compensation, and cost inflation, partially offset by the divestitures of Red Valve on December 31, 2020, and ABEL on March 10, 2021, and synergies associated with the ongoing integration of the Milacron acquisition. Foreign currency impact increased operating expenses by 3%. Our operating expense-to-net-revenue ratio improved by 130 basis points to 18.2% in 2021.  Operating expenses included the following items:

	Three Months Ended June 30,
	2021	2020
Business acquisition, disposition, and integration costs	$5.3	$5.4
Restructuring and restructuring-related charges	0.8	2.8
COVID-19 pandemic-related costs	—	1.1

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and costs associated with the COVID-19 pandemic, operating expenses increased $11.1 (10%). Adjusted operating expenses as a percentage of net revenue improved 70 basis points in 2021 to 17.3%.

Amortization expense decreased $2.3 (14%), primarily due to the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

Interest expense decreased $0.7 (4%), primarily due to a decrease in weighted average borrowings. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of borrowing activity.

Other (expense) income, net was $0.4 of expense in 2021, compared to $0.6 of income in 2020. The change was driven primarily by a decrease in foreign currency exchange gains.

The effective tax rate was 37.0% in 2021 compared to 53.1% in 2020. The difference in the effective tax rate in the three months ended June 30, 2021, relative to the federal statutory tax rate of 21%, was primarily attributable to the recognition of taxes on accumulated earnings of foreign subsidiaries and the unfavorable impact of recently enacted German tax legislation. Additionally, the decrease in the effective tax rate in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was driven by a reduced impact that the utilization of tax loss carryforwards had on foreign tax credit determinations related to foreign income inclusions, and nondeductible transaction costs that were recognized in the prior period that did not recur, partially offset by an unfavorable mix of geographic income and the unfavorable impact of recently enacted German tax legislation.

The adjusted effective tax rate was 30.4% in 2021 compared to 26.7% in 2020. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•certain tax items related to the acquisition of Milacron, including:
◦the impact of Milacron tax loss carryforwards on foreign inclusion and foreign tax credits: ($1.5 expense in fiscal 2021 and $7.2 expense in fiscal 2020);
◦the tax effect of nondeductible acquisition expenses ($2.3 tax expense in 2020); and
•the revaluation of deferred tax balances as a result of functional currency fluctuations ($0.7 expense in fiscal 2021);
•adjustments previously discussed within this section ($6.7 benefit in fiscal 2021 and $5.0 benefit in fiscal 2020).

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

Net revenue increased $286.6 (16%), which included favorable foreign currency impact (4%).

•Advanced Process Solutions net revenue increased $6.5 (1%), primarily due to foreign currency impact that improved net revenue by 5% and favorable pricing, partially offset by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021 and lower aftermarket parts and service revenue.

•Molding Technology Solutions net revenue increased $217.1 (42%), primarily due to an additional 51 days of net revenue in 2021 compared to 2020 and an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020. Net revenue in 2020 was adversely impacted by the effects of the COVID-19 pandemic. Foreign currency impact improved net revenue by 6%.

•Batesville net revenue increased $63.0 (16%), primarily due to an increase in volume, and an increase in average selling price. Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths associated with the COVID-19 pandemic.

Gross profit increased $143.2 (25%), which included favorable foreign currency impact (4%). Gross profit margin improved 250 basis points to 33.9%.  On an adjusted basis, which excluded restructuring and restructuring-related charges, business acquisition, disposition, and integration costs, and inventory step-up charges, adjusted gross profit margin improved 70 basis points to 34.5%.

•Advanced Process Solutions gross profit decreased $4.4 (1%), primarily due the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021 and cost inflation, partially offset by pricing and productivity improvements. Foreign currency impact improved gross profit by 5%. Gross profit margin decreased 80 basis points to 34.6% in 2021 primarily due to an increase in restructuring and restructuring-related charges and business acquisition, integration, and development costs, cost inflation, and unfavorable mix, partially offset by pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($5.1 in 2021 and $0.9 in 2020), business acquisition, disposition, and integration costs of $1.2 in 2021. Excluding these charges, adjusted gross profit increased $1.3 (0.4%) and adjusted gross profit margin decreased 10 basis points to 35.4%.

•Molding Technology Solutions gross profit increased $110.6 (95%), primarily due to an additional 51 days of gross profit in 2021 compared to 2020, an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, inventory step-up charges of $40.7 in 2020 that did not repeat in 2021, productivity improvements including synergies, which include savings from restructuring actions, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020, and unfavorable mix. Foreign currency improved gross profit by 7%. Gross profit margin improved 840 basis points to 30.9%, primarily due to the inventory step-up charges of $40.7 in 2020 that did not repeat in 2021.

Molding Technology Solutions gross profit included inventory step-up charges of $40.7 in 2020, restructuring and restructuring-related charges ($2.7 in 2021 and $0.5 in 2020), business acquisition, disposition, and integration costs of $0.7 in 2021, and costs associated with the COVID-19 pandemic of $0.9 in 2020. Excluding these charges, adjusted gross profit increased 72.4 (46%) and adjusted gross profit margin improved 80 basis points to 31.5%.

•Batesville gross profit increased $37.0 (27%) and gross profit margin improved 330 basis points to 37.3%.  The increase in gross profit and gross profit margin was primarily due to higher volume, an increase in average selling price, and productivity initiatives, partially offset by inflation in commodities and wages and benefits and higher transportation and manufacturing costs required to respond to the surge in demand driven by the COVID-19 pandemic.

Operating expenses decreased $15.7 (4%), primarily due to a decrease in business acquisition, disposition, and integration costs related to the acquisition of Milacron in the prior year and synergies related to the ongoing integration of the Milacron acquisition, partially offset by an increase in variable compensation, an additional 51 days of Molding Technology Solutions operating expenses, strategic investments, and cost inflation. Foreign currency impact increased operating expenses by 3%. Our operating expense-to-revenue ratio improved by 380 basis points to 18.8% in 2021.  Operating expenses included the following items:

	Nine Months Ended June 30,
	2021	2020
Business acquisition, disposition, and integration costs	$24.0	$66.8
Restructuring and restructuring-related charges	2.4	5.2
COVID-19 pandemic-related costs	—	1.1

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and costs associated with the COVID-19 pandemic, operating expenses increased $31.1 (9%). Adjusted operating expenses as a percentage of net revenue improved 110 basis points in 2021 to 17.5%.

Amortization expense decreased $13.4 (24%), primarily due to backlog amortization of $10.0 in 2020 related to the Milacron acquisition that did not repeat, and the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, partially offset by an additional 51 days of Molding Technology Solutions amortization in 2021 compared to 2020. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

(Gain) loss on divestitures increased $68.8 due to the gains realized on the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. See Note 4, included in Part 1, Item 1 of this Form 10-Q for more information.

Impairment charges decreased $82.5 due to goodwill and identifiable intangible asset impairments recorded in 2020 that did not repeat in 2021. See Note 7 of Part I, Item 1 of this Form 10-Q for further information.

Interest expense increased $4.4 (8%), primarily due to the write-off of previously deferred financing costs and higher weighted average borrowings in 2021 compared to borrowings in 2020 in connection with the acquisition of Milacron on November 20, 2019. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of borrowing activity.

Other (expense) income, net decreased $1.6 (89%), primarily due to a decrease in foreign currency exchange gains.

The effective tax rate was 30.3% in 2021 compared to (58.4)% in 2020. The difference in the effective tax rate in the nine months ended June 30, 2021 relative to the federal statutory tax rate of 21%, was primarily attributable to an unfavorable geographic mix of pretax income, the recognition of deferred taxes on accumulated earnings of foreign subsidiaries, the unfavorable impact of recently enacted German tax legislation, and the discrete recognition of the tax effect of functional currency fluctuations. Additionally, the increase in the effective tax rate in the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020, was driven by the impact of the tax loss from the divestiture of Red Valve, partially offset by the tax gain on the divestiture of ABEL, and the impact that utilization of tax loss carryforwards had on foreign tax credit determinations related to foreign income inclusions. The negative effective tax rate in the nine months ended June 30, 2020 was due to the net loss position and the discrete recognition of tax expense on the divestiture of Cimcool, which was partially offset by the tax benefit recognized from the revaluation of current and deferred tax balances in connection with the enacted statutory tax rate reductions in certain foreign jurisdictions.

The adjusted effective tax rate was 28.6% in 2021 compared to 25.8% in 2020. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•the divestitures of ABEL and Red Valve ($10.7 expense in fiscal 2021);
•the divestiture of Cimcool ($13.0 expense in fiscal 2020);
•certain tax items related to the acquisition of Milacron, including:
◦the impact of Milacron tax loss carryforwards on foreign income inclusion and foreign tax credits: ($5.6 expense in fiscal 2021 and $9.6 expense in fiscal 2020);
◦the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions ($6.7 benefit in fiscal 2020);
◦the tax effect of nondeductible acquisition expenses ($2.8 tax expense in 2020);
•the revaluation of deferred tax balances as a result of functional currency fluctuations ($2.7 expense in fiscal 2021); and
•adjustments previously discussed within this section ($19.0 benefit in fiscal 2021 and $60.3 benefit in fiscal 2020).

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$313.4	100.0	$281.3	100.0	$905.5	100.0	$899.0	100.0
Gross profit	104.8	33.4	104.1	37.0	313.7	34.6	318.1	35.4
Operating expenses	54.3	17.3	51.8	18.4	167.8	18.5	166.3	18.5
Amortization expense	4.9		7.3		14.7		22.0
Impairment charges	—		—		—		73.0

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net revenue increased $32.1 (11%) primarily due to an increase in large plastics systems sales and favorable pricing, partially offset by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. Foreign currency impact improved net revenue by 6%.

Order backlog increased $439.1 (47%) from $938.9 on June 30, 2020, to $1,378.0 on June 30, 2021. The increase in order backlog was primarily driven by increased demand for large polyolefin systems. Foreign currency impact increased order backlog by 7%. On a sequential basis, order backlog increased $219.6 (19%) to $1,378.0 at June 30, 2021, up from $1,158.5 at March 31, 2021, primarily driven by increased demand for large polyolefin systems.

Gross profit increased $0.7 (1%) primarily due to an increase in large plastics systems sales, favorable pricing, and productivity improvements including synergies, partially offset by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021 and cost inflation. Foreign currency impact improved gross profit by 6%. Gross profit margin decreased 360 basis points to 33.4% in 2021, primarily due to an increase in restructuring and restructuring-related charges and business acquisition, integration, and development costs, cost inflation, and unfavorable mix, partially offset by pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($4.4 in 2021 and $0.2 in 2020) and business acquisition, disposition, and integration costs of $1.0 in 2021. Excluding these charges, adjusted gross profit increased $6.3 (6%) and adjusted gross profit margin decreased 180 basis points to 35.3%.

Operating expenses increased $2.5 (5%) primarily due to an increase in strategic investments and variable compensation, partially offset by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. Foreign currency impact increased operating expenses by 5%. Operating expenses as a percentage of net revenue improved by 110 basis points to 17.3% in 2021.

Operating expenses included restructuring and restructuring-related charges ($0.6 in 2021 and $1.8 in 2020), business acquisition, disposition, and integration costs ($1.3 in 2021 and $0.2 in 2020), and costs associated with the COVID-19 pandemic of $0.6 in 2020. Excluding these items, adjusted operating expenses increased $3.0 (6%) and adjusted operating expenses as a percentage of net revenue improved 80 basis points to 16.7% in 2021.

Amortization expense decreased $2.4 (33%), primarily due to the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

Net revenue increased $6.5 (1%), primarily due to foreign currency impact that improved net revenue by 5% and favorable pricing, partially offset by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021 and lower aftermarket parts and service revenue.

Gross profit decreased $4.4 (1%), primarily due the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021 and cost inflation, partially offset by pricing and productivity improvements. Foreign currency impact improved gross profit by 5%. Gross profit margin decreased 80 basis points to 34.6% in 2021, primarily due to an increase in restructuring and restructuring-related charges and business acquisition, integration, and development costs, cost inflation, and unfavorable mix, partially offset by pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($5.1 in 2021 and $0.9 in 2020) and business acquisition, disposition, and integration costs of $1.2 in 2021. Excluding these charges, adjusted gross profit increased $1.3 (0.4%) and adjusted gross profit margin decreased 10 basis points to 35.4%.

Operating expenses increased $1.5 (1%), primarily due an increase in variable compensation, strategic investments, and cost inflation, partially offset by synergy savings from restructuring actions and the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. Foreign currency impact increased operating expenses by 5%. Operating expenses as a percentage of net revenue was 18.5% in 2021 and in 2020.

Operating expenses included restructuring and restructuring-related charges ($2.1 in 2021 and $2.9 in 2020), business acquisition, disposition, and integration costs ($2.4 in 2021 and 0.8 in 2020), and costs associated with the COVID-19 pandemic of $0.7 in 2020. Excluding these items, adjusted operating expenses increased $1.0 (1%) and adjusted operating expenses as a percentage of net revenue was 18.0% in 2021 and in 2020.

Amortization expense decreased $7.3 (33%), primarily due to the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

Impairment charges decreased $73.0 due to goodwill and identifiable intangible asset impairments recorded in 2020 that did not repeat in 2021. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020 (1)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$243.8	100.0	$186.3	100.0	$735.7	100.0	$518.6	100.0
Gross profit	75.6	31.0	52.0	27.9	227.5	30.9	116.9	22.5
Operating expenses	35.8	14.7	32.3	17.3	108.3	14.7	97.7	18.8
Amortization expense	9.2		9.1		27.1		33.2
Impairment charges	—		—		—		9.5

(1) Included 223 days of operations related to Milacron following its acquisition on November 21, 2019

Molding Technology Solutions 2020 results were significantly impacted by the non-recurring effects of the fair value adjustments to inventories ($3.6 and $40.7 during the three and nine months ended June 30, 2020, respectively) and order backlog ($10.0 during the nine months ended June 30, 2020) required by acquisition accounting. These fair value adjustments were being charged to the Consolidated Statements of Operations over the respective periods that inventory is expected to be consumed and order backlog is expected to be realized as net revenue.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net revenue increased $57.5 (31%), primarily driven by an increase in demand for injection molding and hot runner equipment and aftermarket parts and service, as well as favorable pricing. Net revenue in 2020 was adversely impacted by the effects of the COVID-19 pandemic. Foreign currency impact improved net revenue by 5%.

Order backlog increased $203.2 (110%) from $184.7 on June 30, 2020, to $387.9 on June 30, 2021. The increase in order backlog was primarily driven by an increase in orders within the injection molding, extrusion, and hot runner equipment product lines. Foreign currency impact increased order backlog by 2%. On a sequential basis, order backlog increased $25.8 (7%) to $387.9 at June 30, 2021, up from $362.1 at March 31, 2021. The increase in order backlog was primarily driven by orders within the injection molding and extrusion product lines.

Gross profit increased $23.6 (45%) primarily due to an increase in demand for injection molding and hot runner equipment and aftermarket parts and service, productivity improvements including synergies, inventory step-up charges of $3.6 in 2020 that did not repeat in 2021, and favorable pricing, partially offset by unfavorable mix driven by increased proportion of injection molding equipment, and cost inflation. Foreign currency impact improved gross profit by 6%. Gross profit margin improved 310 basis points to 31.0%, primarily due to pricing and productivity improvements, partially offset by unfavorable mix driven by increased proportion of injection molding equipment and cost inflation.

Molding Technology Solutions gross profit included inventory step-up charges of $3.6 in 2020 and restructuring and restructuring-related charges ($1.3 in 2021 and $0.7 in 2020). Excluding these charges, adjusted gross profit increased $19.9 (35%) and adjusted gross profit margin improved 100 basis points to 31.5%.

Operating expenses increased $3.5 (11%), primarily due to an increase in variable compensation, cost inflation, and strategic investments, partially offset by synergies and savings from restructuring actions. Foreign currency impact increased operating expenses by 4%. Operating expense as a percentage of net revenue improved 260 basis points to 14.7%.

Operating expenses included restructuring and restructuring-related charges ($0.1 in 2021 and $0.9 in 2020) and costs associated with the COVID-19 pandemic of $0.3 in 2020. Excluding these charges, adjusted operating expenses increased $4.7 (15%) and adjusted operating expenses as a percentage of net revenue improved 200 basis points to 14.6%, primarily driven by operating leverage.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

Net revenue increased $217.1 (42%), primarily due to an additional 51 days of net revenue in 2021 compared to 2020 and an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020. Net revenue in 2020 was adversely impacted by the effects of the COVID-19 pandemic. Foreign currency impact improved net revenue by 6%.

Gross profit increased $110.6 (95%), primarily due to an additional 51 days of gross profit in 2021 compared to 2020, an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, inventory step-up charges of $40.7 in 2020 that did not repeat in 2021, productivity improvements including synergies, which include savings from restructuring actions, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020, and unfavorable mix. Foreign currency impact improved gross profit by 7%. Gross profit margin improved 840 basis points 30.9%, primarily due to the inventory step-up charges of $40.7 in 2020 that did not repeat in 2021.

Molding Technology Solutions gross profit included inventory step-up charges of $40.7 in 2020, restructuring and restructuring-related charges ($2.7 in 2021 and $0.5 in 2020), business acquisition, disposition, and integration costs of $0.7 in 2021, and costs associated with the COVID-19 pandemic of $0.9 in 2020. Excluding these charges, adjusted gross profit increased 72.4 (46%) and adjusted gross profit margin improved 80 basis points to 31.5%.

Operating expenses increased $10.6 (11%), primarily due to an additional 51 days of operating expenses in 2021 compared to 2020 and an increase in variable compensation, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020, synergies and savings from restructuring actions. Foreign currency impact increased operating expenses by 3%. Operating expense as a percentage of net revenue improved 410 basis points to 14.7%.

Operating expenses included business acquisition, disposition, and integration costs of $0.6 in 2021 and $4.1 in 2020 (including severance costs related to the Milacron integration) and restructuring and restructuring-related charges ($0.2 in 2021 and $1.8 in 2020). Excluding these items, adjusted operating expenses as a percentage of net revenue improved 300 basis points to 14.6%, primarily driven by operating leverage.

Amortization expense decreased $6.1 (18%), primarily due to backlog amortization of $10.0 in 2020 that did not repeat, partially offset by an additional 51 days of amortization in 2021 compared to 2020.

Impairment charges decreased $9.5 due to identifiable intangible asset impairments recorded in 2020 that did not repeat in 2021. See Note 7 of Part I, Item 1 of this Form 10-Q for further information.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$137.9	100.0	$139.9	100.0	$468.7	100.0	$405.7	100.0
Gross profit	45.5	33.0	51.2	36.6	174.8	37.3	137.8	34.0
Operating expenses	18.0	13.1	16.8	12.0	55.2	11.8	52.7	13.0

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net revenue decreased $2.0 (1%), primarily due to a decrease in volume, partially offset by an increase in average selling price. Lower volume was driven by a decrease in burial casket sales primarily due to estimated lower deaths associated with the COVID-19 pandemic. Foreign currency impact improved net revenue by 1%.

Gross profit decreased $5.7 (11%) and gross profit margin decreased 360 basis points to 33.0%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities and in wages and benefits and lower volume, partially offset by an increase in average selling price.

Operating expenses increased $1.2 (7%) to $18.0 primarily due to cost inflation, partially offset by a decrease in variable compensation. Operating expenses as a percentage of net revenue increased 110 basis points to 13.1%, primarily due to the decrease in volume.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

Net revenue increased $63.0 (16%), primarily due to an increase in volume, and an increase in average selling price. Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths associated with the COVID-19 pandemic.

Gross profit increased $37.0 (27%) and gross profit margin improved 330 basis points to 37.3%.  The increase in gross profit and gross profit margin was primarily due to higher volume, an increase in average selling price, and productivity initiatives, partially offset by inflation in commodities and wages and benefits and higher transportation and manufacturing costs required to respond to the surge in demand driven by the COVID-19 pandemic.

Operating expenses increased $2.5 (5%) to $55.2 primarily due to an increase in variable compensation and cost inflation. Operating expenses as a percentage of net revenue improved 120 basis points to 11.8%, primarily due to the increase in volume.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$14.6	2.1	$12.3	2.0	$45.2	2.1	$33.4	1.8
Business acquisition, disposition, and integration costs	3.9	0.6	5.2	0.9	19.7	1.0	61.7	3.4
Operating expenses	$18.5	2.7	$17.6	2.9	$64.9	3.1	$95.2	5.2

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Operating expenses increased $0.9 (5%), primarily due to an increase in variable compensation and strategic investments, partially offset by a decrease in business acquisition, disposition, and integration costs. These expenses as a percentage of net revenue were 2.7%, an improvement of 20 basis points from the prior year.

Core operating expenses increased $2.3 (19%), primarily due to an increase in variable compensation and strategic investments.  These expenses as a percentage of net revenue were 2.1%, an increase of 10 basis points from the prior year.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

Operating expenses decreased $30.3 (32%), primarily due to a decrease in business acquisition, disposition, and integration costs related to the acquisition of Milacron and the divestiture of Cimcool in the prior year, partially offset by an increase in variable compensation and strategic investments, as well as an additional 51 days of Milacron operating expenses. These expenses as a percentage of net revenue were 3.1%, an improvement of 210 basis points from the prior year.

Core operating expenses increased $11.8 (35%), primarily driven by an increase in variable compensation and strategic investments, and an additional 51 days of Milacron operating expenses. These expenses as a percentage of net revenue were 2.1%, an increase of 30 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$41.5	$25.0	$198.2	$(48.0)
Interest income	(0.9)	(0.6)	(2.5)	(2.5)
Interest expense	19.0	19.7	59.7	55.3
Income tax expense	24.4	28.3	86.1	17.7
Depreciation and amortization	28.7	33.9	86.3	98.4
EBITDA	112.7	106.3	427.8	120.9
Impairment charges (1)	—	—	—	82.5
Business acquisition, disposition, and integration costs (2)	6.4	5.5	25.2	67.3
Restructuring and restructuring-related charges (3)	6.5	3.6	10.2	6.7
Inventory step-up (4)	—	3.6	—	40.7
(Gain) loss on divestitures (5)	(0.1)	—	(65.8)	3.0
Other (6)	0.7	2.0	1.1	2.4
Adjusted EBITDA	$126.2	$121.0	$398.5	$323.5

(1)Hillenbrand recorded impairment charges to goodwill and certain identifiable intangible assets within both Advanced Process Solutions and Molding Technology Solutions reportable operating segments during the nine months ended June 30, 2020. See Note 7 of Part I, Item 1 of this Form 10-Q for more information.
(2)Business acquisition, disposition, and integration costs during the three and nine months ended June 30, 2021 primarily included professional fees and employee-related costs attributable to the integration of Milacron and divestitures of Red
Valve and ABEL. Business acquisition, disposition, and integration costs during the three and nine months ended June 30, 2020 included $5.0 and $62.7, respectively, of expenses for the settlement of outstanding Milacron share-based equity awards, professional fees, and severance and employee-related costs in connection with the acquisition and integration of

Milacron. The remaining costs incurred during the three and nine months ended June 30, 2020 were primarily related to professional fees and other transaction costs in connection with the divestiture of Cimcool.
(3)Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during the three and nine months ended June 30, 2021 and 2020.
(4)Represents the non-cash charges related to the fair value adjustment of inventories acquired in connection with the acquisition of Milacron in 2020. See Note 4 of Part I, Item 1 of this Form 10-Q for more information.
(5)The current year amounts represent the gain on divestiture of ABEL during the three and nine months ended June 30, 2021 and gain on the divestiture of Red Valve during the nine months ended June 30, 2021. The prior year amount represents the loss on the divestiture of Cimcool during the nine months ended June 30, 2020. See Note 4 of Part I, Item 1 of this Form 10-Q for more information.
(6)Other primarily included incremental expenses directly attributable to the COVID-19 pandemic, such as costs for sanitization supplies, bad debt expense, and transportation costs, during the three and nine months ended June 30, 2021 and 2020.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Consolidated net income (loss) increased $16.5 (66%) for the three months ended June 30, 2021, compared to the same period in 2020. The increase was primarily driven by an increase in demand for equipment and aftermarket parts and service at Molding Technology Solutions, pricing and productivity improvements, an increase in demand for equipment at Advanced Process Solutions, and inventory step-up charges in relation to the acquisition of Milacron in 2020 that did not repeat in 2021. This increase in consolidated net income (loss) was partially offset by cost inflation, unfavorable mix, strategic investments, a decrease in volume at Batesville, and an increase in variable compensation. Foreign currency impact increased consolidated net income (loss) by $3.3.

Consolidated adjusted EBITDA increased $5.2 (4%) for the three months ended June 30, 2021, compared to the same period in 2020. The increase was primarily driven by an increase in demand for equipment and aftermarket parts and service at Molding Technology Solutions, pricing and productivity improvements, and an increase in demand for equipment at Advanced Process Solutions. This increase in consolidated adjusted EBITDA was partially offset by cost inflation, unfavorable mix, strategic investments, a decrease in volume at Batesville, and an increase in variable compensation. Foreign currency impact increased adjusted EBITDA by $5.8.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

Consolidated net income (loss) increased $246.2 (513%) for the nine months ended June 30, 2021, compared to the same period in 2020. The increase was primarily driven by impairment charges, inventory step-up charges and additional amortization of intangibles in relation to the acquisition of Milacron in 2020 that did not repeat in 2021, a gain on the divestitures of Red Valve and ABEL in fiscal 2021, an increase in demand for equipment and aftermarket parts and service at Molding Technology Solutions, pricing and productivity improvements, an increase in volume at Batesville, and an additional 51 days of results from Molding Technology Solutions compared to the prior year as a result of the timing of the Milacron acquisition (closed November 21, 2019). This increase in consolidated net income (loss) was partially offset by an increase in income tax expense, cost inflation, an increase in variable compensation, unfavorable mix, and lower aftermarket parts and service revenue at Advanced Process Solutions. Foreign currency impact increased consolidated net income (loss) by $13.1.

Consolidated adjusted EBITDA increased $75.0 (23%) for the nine months ended June 30, 2021, compared to the same period in 2020. The increase was primarily driven by an increase in demand for equipment and aftermarket parts and service at Molding Technology Solutions, pricing and productivity improvements, an increase in volume at Batesville, and an additional 51 days of results from Molding Technology Solutions compared to the prior year as a result of the timing of the Milacron acquisition (closed November 21, 2019). This increase in consolidated adjusted EBITDA was partially offset by cost inflation, an increase in variable compensation, unfavorable mix, and lower aftermarket parts and service revenue at Advanced Process Solutions. Foreign currency impact increased adjusted EBITDA by $13.3.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first nine months of 2021 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of June 30, 2021, we had $883.5 of maximum borrowing capacity under the Revolver, all of which was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $16.5 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, operating companies within the Advanced Process Solutions reportable operating segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of June 30, 2021, we had guarantee arrangements totaling $423.3, under which $260.2 was used for guarantees. These arrangements include the L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €70.0, subject to approval of the lenders. In January 2020, the L/G Facility Agreement was amended to expand the size of the existing €150.0 facility by an additional €25.0.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of June 30, 2021, we had a transition tax liability of $18.9 pursuant to the Tax Act. The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $452.1 at June 30, 2021. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

COVID-19 impact

As discussed in the COVID-19 Impact section above, the Company has taken actions aimed to safeguard its capital position in the current COVID-19 environment. We believe the Company has sufficient liquidity to operate in the current business environment. The challenges posed by COVID-19 on our businesses continue to evolve rapidly and are likely to evolve further as the COVID-19 pandemic continues and the vaccine rollout is in process. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and any of the variant strains of the virus, and we plan to take necessary steps to manage through such developments.

TerraSource Global and flow control businesses

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which operated within the Advanced Process Solutions reportable operating segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. On December 31, 2020, the Company completed the divestiture of its Red Valve business and on March 10, 2021, the Company completed the divestiture of its ABEL business. The Company still intends to divest the TerraSource Global business in the near term. We have used and continue to expect to use cash proceeds generated from the divestitures of these businesses primarily to further improve our liquidity position.

Leverage update

The Company’s net leverage (defined as debt, net of cash, to adjusted EBITDA) at June 30, 2021 was 1.4x. Given the strength of the Company’s consolidated balance sheet and with leverage within our targeted range, the Company has resumed consideration of strategic acquisitions.

Other activities

The Tax Act requires the Company to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $18.9 recorded as of June 30, 2021. The transition tax liability under the Tax Act is expected to be paid over the next five years.

In December 2018, our Board of Directors authorized a new share repurchase program of up to $200.0. We repurchased 993,352 shares of our common stock during the third quarter of fiscal 2021, at a total cost of $43.4 and at an average share price of $43.73. At June 30, 2021, we had approximately $156.6 remaining for share repurchases under the existing authorization by the Board of Directors.

Our anticipated contribution to our defined benefit pension plans in fiscal 2021 is $11.0, of which $6.8 was made during the nine months ended June 30, 2021. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

The aggregate amount of our quarterly cash dividends increased as result of the additional common stock issued in connection with the acquisition of Milacron. We currently expect to pay approximately $16.2 each quarter based on our outstanding common stock at June 30, 2021. We increased our quarterly dividend in 2021 to $0.2150 per common share from $0.2125 per common share paid in 2020. As of the date of this filing, the Company is committed to paying our dividend, and our policy remains unchanged.

We believe existing cash and cash equivalents, cash flows from operations, borrowings under existing arrangements, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, we believe our current liquidity position is sufficient and will continue to meet all of our financial commitments in the current business environment.

Cash Flows

	Nine Months Ended June 30,
	2021	2020
Cash flows provided by (used in)
Operating activities	$442.7	$120.1
Investing activities	144.1	(1,286.8)
Financing activities	(431.6)	1,031.1
Effect of exchange rates on cash and cash equivalents	10.7	1.1
Net cash flows	$165.9	$(134.5)

Operating Activities

Operating activities provided $442.7 of cash during the nine months ended June 30, 2021, and provided $120.1 of cash during the nine months ended June 30, 2020, a $322.6 (269%) increase.  The increase in operating cash flow was primarily due to favorable timing of working capital requirements, a decrease in payments for business acquisition, disposition, and integration costs in relation to the acquisition of Milacron and divestiture of Cimcool, and the additional cash flow provided by Molding Technology Solutions in 2021.

Working capital requirements for the Advanced Process Solutions and Molding Technology Solutions reportable operating segments may continue to fluctuate in the future due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $1,430.9 decrease in cash provided by investing activities in the nine months ended June 30, 2021 was primarily due to a cash outflow of $1,503.1 for the acquisition of Milacron in the prior year period. The Company received proceeds of $165.8 from the divestitures of Red Valve and ABEL in fiscal 2021, $222.4 from the divestiture of Cimcool in fiscal 2020 and $13.1 from the sale of a Milacron manufacturing facility in fiscal 2020. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on these acquisitions and divestitures.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to use available cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the nine months ended June 30, 2021 was $431.6, including $338.8 of debt repayments, net of debt proceeds.  Cash provided by financing activities in the first nine months of 2020 was $1,031.1, including $1,096.9 of proceeds, net of debt repayments. The change in cash provided by financing activities was primarily due to financing activity for the acquisition of Milacron in the prior year, including the issuance of two term loan commitments totaling $725.0 along with a decrease in net borrowings on the Revolver of $1.1. The Company also issued $350.0 of senior unsecured notes in 2021.

The Company repurchased $43.4 of its common stock during the three and nine months ended June 30, 2021. We returned $48.4 to shareholders during the nine months ended June 30, 2021 in the form of quarterly dividends.  We increased our quarterly dividend in 2021 to $0.2150 per common share from $0.2125 per common share paid during 2020.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees at June 30, 2021, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

	June 30, 2021	September 30, 2020
Combined Balance Sheets Information:
Current assets (1)	$1,160.2	$2,088.7
Non-current assets	5,608.6	4,548.4
Current liabilities (1)	366.8	2,067.7
Non-current liabilities	1,305.1	1,596.8

	Nine Months Ended June 30, 2021	Year Ended September 30, 2020
Combined Statements of Operations Information:
Net revenue (2)	$747.0	$859.6
Gross profit	287.7	387.0
Net income (loss) attributable to Obligors	454.0	(32.1)

(1) Current assets include intercompany receivables from non-guarantors of $612.2 as of June 30, 2021. Current liabilities include intercompany payables to non-guarantors $256.2 as of September 30, 2020.
(2) Net revenue includes intercompany sales with non-guarantors of $27.4 as of June 30, 2021 and $55.5 as of September 30, 2020.

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

There were no other changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-
K for the year ended September 30, 2020 filed on November 12, 2020.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Dollar Amount that May Yet be Purchased Under Program

April (April 1-30)	—		—	$200.0
May (May 1-31)	—		—	$200.0
June (June 1-30)	993,352	$43.73	993,352	$156.6
Total	993,352	$43.73	993,352	$156.6

On December 7, 2018, our Board of Directors authorized a new share repurchase program of up to $200.0 in replacement of the prior stock repurchase program. The new share repurchase program eliminated the balance of approximately $39.6 remaining under that prior authorization. The new repurchase program has no expiration date, but may be terminated by the Board of Directors at any time. As of June 30, 2021, we had repurchased approximately 993,000 shares under the existing share repurchase program for approximately $43.4 in the aggregate. Such shares were classified as treasury stock. At June 30, 2021, we had approximately $156.6 remaining for share repurchases under the existing authorization by the Board of Directors.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2	Amended and Restated Code of By-laws of Hillenbrand, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 10.1	Amendment No. 6 to Third Amended and Restated Credit Agreement, dated as of June 14, 2021, among Hillenbrand, Inc., as borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 14, 2021).
Exhibit 22	List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Quarterly Report on Form 10-Q filed February 3, 2021)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: August 4, 2021	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: August 4, 2021		/s/ Andrew S. Kitzmiller
Andrew S. Kitzmiller
Vice President, Controller, and Chief Accounting Officer