Form 10-K
period 2021-09-30
Hillenbrand, Inc.
filed 2021-11-17
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of capital stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2021 was $3,559,815,308.  As of November 11, 2021, 72,234,037 shares of common stock were outstanding.
Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The proxy statement will be filed no later than December 30, 2021.

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

Accordingly, in this Form 10-K, we may say something like,

“We expect that future revenue associated with Advanced Process Solutions and Molding Technology Solutions reportable operating segments will be influenced by order backlog.”

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes risks related to the ongoing COVID-19 pandemic and the escalation thereof due to variant strains of the virus and the societal, governmental, and individual responses thereto, including supply chain disruptions; loss of contracts and/or customers; erosion of some customers’ credit quality; downgrades of the Company’s credit quality; closure or temporary interruption of the Company’s or suppliers’ manufacturing facilities; travel, shipping and logistical disruptions; loss of human capital or personnel, and general economic calamities, in addition to a variety of risks related to our integration of Milacron, including disruptions of current operations or difficulties in employee retention; and the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of this Form 10-K, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time.  The forward-looking information in this Form 10-K speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking statements.

Item 1.        BUSINESS

In this section of the Form 10-K, we provide you a general overview of the Company, including a high-level review of our reportable segments and how we operate. We then present our reportable operating segments in greater detail, including the products we manufacture and sell, how those products are distributed and to whom, with whom we compete, the key inputs to production, and an explanation of our business strategies.  We also provide you information on any key patents, trademarks, and regulatory matters important to our business.  Finally, we provide you a brief background on our executive officers so that you can understand their experience and qualifications.

GENERAL
Hillenbrand (www.Hillenbrand.com) is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world. Hillenbrand’s portfolio is composed of three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville®. Advanced Process Solutions operating companies design, develop, manufacture, and service highly engineered industrial equipment and systems around the world. Molding Technology Solutions is a global leader in highly engineered and customized equipment and systems and service in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America.

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

Between 2010 and 2018, Hillenbrand completed acquisitions of multiple companies that currently comprise the Advanced Process Solutions reportable operating segment. As discussed in Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, on November 21, 2019, the Company completed the acquisition of Milacron Holdings Corp. (“Milacron”) through a merger of its wholly-owned subsidiary with and into Milacron, resulting in ownership of 100% of Milacron common stock that was issued and outstanding after the acquisition. The acquisition has provided Hillenbrand with increased scale and meaningful product diversification, enhancing its ability to serve customers with expanded capabilities across the plastics value chain.

The Molding Technology Solutions reportable operating segment, which includes Milacron, and the Advanced Process Solutions reportable operating segment have complementary product lines with excellent positions across the plastics value chain. This provides the opportunity to leverage and combine our shared technologies and capabilities to create innovative solutions that will have a positive impact for our customers around the world and provide new profitable growth opportunities for Hillenbrand in areas such as biodegradable plastics and recycling. We have an outstanding global footprint, which we expect to leverage to accelerate geographic and aftermarket growth. We believe our combined scale and purchasing power will generate procurement savings across the entire enterprise. Our complementary business process capabilities enable us to implement best practices across key functional areas to improve both our efficiency and effectiveness. Finally, the Hillenbrand Operating Model (“HOM”) provides a clear methodology and set of tools to improve our businesses. Implementing the model at Milacron helps us achieve our strategic goals and build a strong foundation for the future.

Divestitures

On March 30, 2020, the Company completed the divestiture of its Cimcool business (“Cimcool”), which represented the former Fluid Technologies reportable segment of Milacron before its acquisition by the Company. The results of operations and cash flows of the Company include Cimcool from November 21, 2019 through March 30, 2020.

Following the acquisition of Milacron, and as a result of our regular review of our portfolio, in 2020 we identified certain smaller businesses that we no longer believed to be a strategic fit within our portfolio. As a result, we announced in August 2020 our decision and intent to exit the TerraSource Global and flow control businesses. The Company has now completed these announced divestitures. On December 31, 2020, the Company completed the divestiture of Red Valve. The results of operations and cash flows of the Company include Red Valve through December 31, 2020. On March 10, 2021, the Company completed the divestiture of ABEL. The results of operations and cash flows of the Company include ABEL through March 10, 2021. On October 22, 2021, the Company completed the divestiture of TerraSource Global. As this divestiture occurred after the end of the fiscal year, the results of operations and cash flows of the Company for all periods presented in the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K include TerraSource Global. For further information, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Acquisitions
Acquisitions remain an important part of our strategy. We look to invest in acquisitions that we believe can make our businesses stronger and accelerate profitable growth. We are committed to a disciplined approach, with a goal to ensure the investments we make align with our strategy to create value for our shareholders.

Reportable Operating Segments

Advanced Process Solutions

Advanced Process Solutions is a leading global provider of compounding, extrusion, and material handling, screening and separating equipment and systems, and services for a wide variety of manufacturing and other industrial processes.

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

Molding Technology Solutions

Molding Technology Solutions is a global leader in highly engineered and customized equipment and systems in plastic technology and processing. Molding Technology Solutions has a full-line product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies.

We believe Molding Technology Solutions has attractive fundamentals including:
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

In fiscal 2021, we began aligning sustainability with the HOM. We believe sustainability to be a source of value creation that must be aligned with the core strategy of the Company. We expect to continue developing this part of our strategy as we grow in our sustainability practice. Among other things, we believe climate change will require meaningful action on a global scale, and we expect that further developing our understanding of our energy consumption and emissions will be an important part of examining the challenges posed by climate change, as well as continuing to develop our sustainability strategy. To date, our costs relating to addressing climate change have not been material.

Human Capital Resources

Employee Profile

At September 30, 2021, we had approximately 10,500 employees worldwide. Approximately 3,800 employees were located within the United States (“U.S.”) and 6,700 employees were located outside of the U.S., primarily throughout Europe and Asia. Approximately 66% of our workforce within the U.S. is composed of skilled and unskilled labor, and the remaining population includes administrative and support staff, and technical engineers that design, build, install and service our highly engineered industrial equipment.

Approximately 2,200 employees in North America and Europe work under collective bargaining agreements. Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions and workers’ councils representing those employees. As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. To better understand employee safety at the site level, we have developed safety scorecards and share best practices between sites. We currently collect scorecard information primarily from Batesville and Advanced Process Solutions sites in the U.S., but have plans to expand. Our newly reorganized Health & Safety Council is composed of representatives from across the Company and coordinates health and safety matters like our scorecards. This Council is responsible for driving and implementing a uniform Health & Safety approach across the Company. This Council provides an opportunity to share best practices and allows for more collaboration for unique and innovative solutions to other challenges shared amongst the group. In addition to common lagging indicators, such as injury performance, the scorecards highlight leading indicators such as safety observations and near-misses, as well as other proactive actions taken at the site to ensure worker safety.

We continue to prioritize health and safety while responding to the changing dynamics of the COVID-19 pandemic around the globe. Our responses have included:
•Encouraging employee vaccination and sponsoring vaccine clinics;
•Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•Adding work from home flexibility where able to do so;
•Establishing new physical distancing procedures;
•Adjusting attendance policies to encourage those who are sick to stay home;
•Increasing cleaning protocols across all locations; and
•Restricting all domestic and international non-essential travel for all employees.

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

In the U.S., the Company matches contributions to a tax-qualified defined contribution savings plan (the “Savings Plan”) for all eligible employees not accruing legacy pension benefits, in an amount equal to 50 cents for every dollar contributed by the employee until the employee contributions reach six percent of his or her eligible compensation. Additionally, whether or not such employees contribute to the Savings Plan, the Company provides an automatic Company contribution per pay period to the Savings Plan for all such employees. All contributions by employees and the automatic Company contribution are fully vested immediately. The Company matching contributions do not vest until after three years of credited service, at which point further Company matching contributions vest immediately when made. Employees are encouraged to participate in their own retirement savings. We no longer provide new pension benefits for U.S. employees, but continue pensions in other jurisdictions, where required by law.

Talent

Talent Development is one of the pillars of the HOM, and succession planning for critical roles is a cornerstone of our talent program. Our key talent philosophy is to develop talent from within and supplement with external hires. This approach has yielded a deep understanding among our employee base of our businesses, our products, and our customers, while adding new employees and ideas in support of our continuous improvement mindset. We believe that our average employee tenure across the globe — 10 years as of the end of the fiscal year 2021 — reflects the engagement of our employees on these topics. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions.

Once employees are on board, development plans are created and monitored for critical roles to ensure progress is made along established timelines. Development plans also intersect with our mission, particularly as we strive to be responsible to our communities. Hillenbrand also actively encourages our leaders and top talent to participate on local non-profit boards through our ‘Get On Board’ initiative. We believe that this helps us increase our commitment to serve the needs of the local communities in which we operate while simultaneously providing leadership development opportunities for our associates.

The Company’s commitment to diversity is embodied in our corporate governance standards, which require members of the Company’s Board of Directors to be diverse in terms of gender and of race and ethnicity, and other characteristics, including background, perspective, knowledge, skills, and experience. Our diversity and inclusion initiatives support our goal that everyone throughout the Company is engaged in creating an inclusive workplace, and we continue to work on building diverse talent pools as part of our recruitment efforts. Specifically, our Compensation Committee added the creation of specific plans to increase workforce diversity as part of our executive management team’s collective performance goals relating to diverse talent pools. We strive to promote human rights, education around sexual harassment, and to build a culture of inclusion through our “respect in the workplace” training across the Company.

Data Security

Our company approach to data security begins with our corporate culture. Security begins at the top of our organization, where Company leadership consistently communicates the requirements for vigilance and compliance throughout the organization, and then leads by example. The cybersecurity program is led by Hillenbrand’s Chief Information Security Officer, who provides quarterly updates to the Audit Committee of our Board of Directors, annual updates to the Board of Directors, and regular reports to the Executive Management Team about the program, including information about cyber risk management governance and the status of ongoing efforts to strengthen security effectiveness.

We also educate and share best practices globally with our employees to raise awareness of data security threats. As part of our onboarding process, we train all new employees on IT security and maintain an annual retraining for all employees on information security. As part of our training program, we teach employees how to recognize and properly respond to phishing and social engineering schemes. Hillenbrand has deployed a phishing detection system to report suspicious emails, which are flagged for further review, as well as an automated monthly process to retrain employees who do not maintain an acceptable pass rate on our phishing recognition training.

REPORTABLE OPERATING SEGMENTS

Advanced Process Solutions

Advanced Process Solutions designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals, energy, wastewater treatment, forest products, and other general industrials.  Advanced Process Solutions uses its strong applications and process engineering expertise to solve problems for customers.  Its highly engineered capital equipment and systems offerings require aftermarket service and/or parts replacement, providing an opportunity for ongoing revenue at attractive margins.

In August 2020, we announced our decision and intent to divest TerraSource Global and the flow control businesses. TerraSource Global and the flow control businesses manufactured equipment and systems primarily in the minerals and mining, forest products, and water and wastewater treatment industries. With the divestitures of the TerraSource Global (subsequent to September 30, 2021) and the flow control businesses during fiscal 2021, Advanced Process Solutions has effectively ceased to offer flow control solutions and size reduction equipment.

Advanced Process Solutions:  Products and Services

Advanced Process Solutions’ product portfolio has grown through a series of acquisitions over the past ten years and includes products and services for compounding, extrusion, and material handling, as well as screening and separating. During the fiscal year, the Advanced Process Solutions’ product portfolio also included flow control and size reduction equipment, all of which have been divested. Advanced Process Solutions’ product lines are supported by aftermarket parts and services, which represented approximately 31% of Advanced Process Solutions’ total net revenue during 2021. Products are offered under brand names that are recognized among the leaders in their respective categories.

•Compounding, Extrusion, and Material Handling Equipment, and Equipment System Design

◦Twin screw compounding and extrusion machines range from small laboratory compounding machines to high performance, high throughput extrusion systems. Small and mid-sized compounders are used by customers in engineered plastics, masterbatch, PVC, recycling, biodegradable products, and other applications for the plastics, chemical, food, and pharmaceutical industries.  Extrusion systems are sold to customers in multiple industries.  All of these extrusion products are sold under the Coperion® brand.
◦Material handling equipment includes pneumatic and hydraulic conveying equipment for difficult-to-move materials; high-precision feeders that can operate at both very high and very low fill rates; blenders for pellets and powders; and rotary valves, diverter valves, and slide-gate valves used for feeding, dosing, discharge, and distribution during pneumatic conveying.  The proprietary equipment is highly engineered and designed to solve the needs of customers for customized solutions.  Material handling equipment is sold to a variety of industries, including plastics, food and pharmaceuticals, chemicals, and minerals.  These products are sold under the Coperion® and Coperion K-Tron® brands.
◦Compounding, extrusion, and material handling equipment can be sold as a complete system, where strong application and process engineering expertise is used to design and create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale manufacturing lines and turnkey systems.  Larger system sales are generally fulfilled over 18 to 24 months.  Some portion of revenue for large system sales typically comes from third-party-sourced products that carry only a small up-charge. As a result, margin percentages tend to be lower on these large system sales when compared to the rest of the reportable operating segment.

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

•Aftermarket parts and service

◦Aftermarket parts and service are a major component of most of Advanced Process Solutions’ product lines.  Service engineers and technicians are located around the globe to better respond to customers’ machines and systems service needs.  Advanced Process Solutions offers its customers services such as consulting, training, maintenance and repairs, spare parts, and modernization solutions.

Advanced Process Solutions:  Sales, Distribution, and Operations

Advanced Process Solutions sells equipment and systems throughout the world using a combination of direct sales and a global network of independent sales representatives and distributors.  A part of Advanced Process Solutions’ sales is made through independent sales representatives who are compensated by commission.

Equipment and systems orders are often for unique, engineered-to-order items. Products are either assembled and tested at an Advanced Process Solutions facility and then shipped to a customer or are assembled at the customer’s desired location.

We expect that future net revenue associated with Advanced Process Solutions will be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Backlog represents the amount of consolidated revenue that we expect to realize on contracts awarded to Advanced Process Solutions.   Though backlog can be an indicator of future net revenue, it does not include projects and aftermarket orders that are booked and shipped within the same quarter.  The timing of order placement, size of order, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars or by provisions for cancellation, termination, or suspension at the discretion of the customer.

Advanced Process Solutions:  Customers

Advanced Process Solutions has customers in a wide range of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals, energy, and forest products.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one Advanced Process Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during 2021.  For large or customized orders, customers generally pay a deposit and make progress payments in accordance with the project progress.  Often, long-term relationships are established with these customers.

Advanced Process Solutions’ sales are diversified by end markets, and further penetration of these end markets is an important element of its strategy. Geographically, approximately 26% of Advanced Process Solutions’ net revenue in 2021 came from the Americas, 46% from Asia, and 28% from EMEA (Europe, the Middle East, and Africa).

We believe that long-term growth for this segment is driven by megatrends such as a rapidly growing middle class in China and India and a growing global population, resulting in rising demand for products sold in many of the end markets that Advanced Process Solutions serves, including durable plastic goods and food.  These trends include increased use of lightweight plastics in the automotive industry to improve fuel efficiency; more effective packaging in emerging markets to improve food shelf life, freshness, and safety; a variety of applications in the medical space designed to improve safety, drug and therapy delivery, and durability; increased use of engineered plastics in construction that are more durable, lightweight and require little maintenance; increased use of biopolymers to help preserve the environment; and more sustainable food sources such as plant-based proteins. Additionally, we expect Advanced Process Solutions to be able to leverage its technical know-how to win in emerging end markets such as recycling and biodegradable plastics. While overall demand for these products is expected to increase over the long run, we expect short-term periodic fluctuations in demand from time-to-time.

Advanced Process Solutions:  Competition

Advanced Process Solutions holds leading positions in key industries and has strong brand name recognition because of its commitment to serving the broad needs of customers through the design and quality of products, extensive application and process engineering expertise, product support services, and its unique ability to provide compounding, extrusion and material handling equipment as a complete system that optimizes output, quality, and energy efficiency to achieve a lower overall cost of ownership for its customers.

Advanced Process Solutions brands face strong competition in the markets where they compete. Competitors range in size from small, privately-held companies serving narrow market segments or geographical areas to larger, well-known global companies serving national and international markets with multiple product lines.  We believe Advanced Process Solutions’ diversification into multiple industries and markets, its base of aftermarket business, and its strong worldwide network of suppliers and dealers will allow it to maintain leadership positions even during economic downturns.

Advanced Process Solutions:  Raw and Component Materials

The manufacturing of the Advanced Process Solutions’ products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings that are assembled with other component parts purchased from third-party suppliers that generally require particular specifications or qualifications. Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from single sources.  Volatility in the prices Advanced Process Solutions pays for raw materials used in its products has a direct effect on profitability. Advanced Process Solutions regularly takes steps designed to mitigate the impact of volatility in raw and component material prices, including executing Lean initiatives and various pricing and sourcing actions.  In instances where third-party suppliers are depended upon for outsourced products or components, there is risk of customer dissatisfaction with the quality or performance of the products sold due to supplier failure.  In addition, difficulties experienced by third-party suppliers can interrupt the ability to obtain the outsourced product and ultimately to supply products to customers.  We believe Advanced Process Solutions has taken reasonable steps to mitigate recent increases to these risks. See Part I, Item 1A of this Form 10-K for a more in-depth discussion of Risk factors that could impact Advanced Process Solutions’ ability to fulfill customer obligations.

Advanced Process Solutions:  Strategy

Advanced Process Solutions seeks profitable growth through the following strategic initiatives:

•Strengthen leadership positions and build targeted platforms

◦Grow platforms to critical mass to achieve benefits of leadership and scale in attractive end markets organically and through acquisitions.
◦Capitalize on emerging trends in end markets such as food, recycling, and biopolymers.
◦Leverage global footprint to provide leading aftermarket support to customers.

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
◦Drive best-in-class lead times to grow share in aftermarket business.
◦Implement strategic supplier relationships to improve cost and quality.
◦Enhance productivity through process standardization.

Molding Technology Solutions

Molding Technology Solutions is a global leader in highly engineered and customized equipment and systems in plastic technology and processing. The product lines within Molding Technology Solutions have strong brand recognition and an established global footprint, and we believe are well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Molding Technology Solutions’ breadth of products, long history, and global reach have resulted in a large installed base of plastic processing equipment and hot runner systems.

Molding Technology Solutions:  Products and Services

Molding Technology Solutions has a product portfolio that includes injection molding and extrusion equipment and hot runner systems. Molding Technology Solutions maintains leadership positions across these product lines, as well as leading positions in process control systems, mold bases and components, and MRO supplies. The Molding Technology Solutions product lines are supported by aftermarket parts and services, which represented approximately 26% of Molding Technology Solutions’ total net revenue during 2021. Products are offered under brand names that are recognized as being among the leaders in their respective industries.

•Injection molding and extrusion equipment

◦Molding Technology Solutions designs, manufactures and sells plastic processing equipment and systems, which include injection molding, extrusion and auxiliary systems. This equipment is sold under the Milacron® brand to a diverse set of customers, including companies in the automotive, consumer goods, electronics, construction, medical and packaging end markets.

•Hot runner systems

◦Molding Technology Solutions designs, manufactures and sells highly-engineered, technically advanced hot runner and process control systems. Hot runner systems are sold under the Mold-Masters® brand and designed for each product a customer manufactures on an injection molding machine. Hot runner systems are product-specific and replaced frequently due to design changes and innovation in customers’ end products, with a typical aftermarket cycle of one to five years. Recurring sales are supported by a large installed base of hot runner systems worldwide.

•Mold bases and components

◦Molding Technology Solutions designs, manufactures, and sells high-quality mold bases and plates available in various configurations to meet the needs of customers for a variety of applications under the DME® brand. Pre-engineered assemblies, plates and components provide the economic and technical benefits of interchangeability.

•Aftermarket parts and service

◦Aftermarket parts and service are a major component of most of the Molding Technology Solutions product lines.  Service engineers and technicians are located around the globe to better respond to customers’ machines and systems service needs.  Molding Technology Solutions offers its customers service, consulting, training, maintenance and repairs, spare parts, and retrofits and rebuilds.

Molding Technology Solutions:  Sales, Distribution, and Operations

Molding Technology Solutions sells equipment and systems throughout the world using a combination of direct sales and a global network of independent sales representatives and distributors.  A part of Molding Technology Solutions’ sales is made through independent sales representatives who are compensated by commission.

Molding Technology Solutions does not typically have long-term supply agreements with customers, and terms are generally negotiated on an individual order basis. Pricing is set at the time of order, typically on a customized basis for each product. Raw materials and component purchases are managed based on order trends and mid-term contracts with strategic vendors, allowing Molding Technology Solutions to partially mitigate the risk of short-term changes in raw material and components pricing. The majority of hot runner and mold base equipment orders are fulfilled within three months. The majority of injection molding and extrusion equipment orders are fulfilled within twelve months, but we expect some future net revenue associated with injection molding and extrusion equipment will be influenced by order backlog because of the lead time in fulfilling some engineered-to-order products. Backlog represents the amount of consolidated net revenue that we expect to realize on contracts awarded to Molding Technology Solutions. Though backlog can be an indicator of future revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size of order, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue. Revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars, or by provisions for cancellation, termination, or suspension at the discretion of the customer.

Molding Technology Solutions:  Customers

Molding Technology Solutions has customers in a wide range of industries, including automotive, medical, consumer goods, packaging, construction and electronics. These customers range from large, Fortune 500 global companies to regional and local businesses, including original equipment manufacturers (“OEMs”), molders and mold-makers. Molding Technology Solutions has long-standing relationships with its largest customers, having served many of them for over 30 years. No one Molding Technology Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during 2021. Customers purchasing injection molding or extrusion machines generally pay a deposit and make progress payments prior to shipment.

Molding Technology Solutions’ sales are further diversified by end markets, and continued expansion into these end markets is an important element of its strategy. Geographically, approximately 53% of Molding Technology Solutions’ net revenue in 2021 came from the Americas, 30% from Asia, and 17% from EMEA (Europe, the Middle East, and Africa).

Global population growth, coupled with continued urbanization, increased purchasing power and improved lifestyle in emerging markets has resulted in greater demand for a broad range of finished plastic products in many segments of the economy, including automotive, medical, construction and consumer products. We believe Molding Technology Solutions’ strong global presence positions it well to benefit from this growth. Molding Technology Solutions has made significant investments in China and India in order to capitalize on the projected growth in plastics in these markets.

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

Volatility in the prices Molding Technology Solutions pays for raw materials used in its products, including sheet metals and steel, has a direct effect on profitability. Molding Technology Solutions regularly takes steps designed to mitigate the impact of volatility in raw and component material prices, including executing Lean initiatives and various pricing and sourcing actions. Where possible, Molding Technology Solutions seeks alternative sources and, in some situations, is able to reformulate product with alternative materials without impacting performance, environmental, and health and safety features. We believe that Molding Technology Solutions has taken reasonable steps to mitigate recent increases to these risks. See Part I, Item 1A of this Form 10-K for a more in-depth discussion of Risk factors that could impact Molding Technology Solutions’ ability to source the necessary materials to fulfill customer obligations.

Molding Technology Solutions:  Strategy

Molding Technology Solutions seeks to execute its strategy through the following initiatives:

•Strengthen leadership positions in global markets

◦Leverage core technologies and applications expertise to expand presence in current end markets.
◦Leverage Hillenbrand’s strong positions across the plastics value chain to cross-sell product lines.
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
◦Leverage Hillenbrand’s global footprint and enhance support to customers through the entire lifecycle of their equipment usage to expand sales of aftermarket parts and services.
◦Drive global supply strategy to achieve supply chain and operating efficiencies to improve cost and quality.
◦Enhance productivity through process standardization.

Batesville

Batesville® is a recognized leader in the death care industry in North America, where it has been designing, manufacturing, distributing, and selling funeral service products and solutions to licensed funeral directors operating licensed funeral homes for more than 115 years.

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

•Burial Solutions

◦As a recognized leader in the death care industry in North America, Batesville has been on the forefront of product innovation for more than 80 years. The company has introduced new interior and exterior design elements, materials, finishes, and proprietary features that align with consumer trends and preferences, while adding value for funeral professionals and consumers. Batesville’s product portfolio covers the full spectrum in variety and value, with metal and wood caskets to appeal to different consumers. In addition to its product breadth, Batesville offers training, merchandising, and marketing materials to educate funeral directors and consumers on product and service options.

•Cremation Options®

◦The Cremation Options® platform is focused on helping funeral professionals profitably serve the growing number of consumers choosing cremation.  Batesville offers a broad line of cremation caskets, containers, urns, remembrance jewelry, and keepsakes. As with Burial Solutions, Batesville offers training, merchandising, and marketing resources to support funeral directors and consumers who select cremation.

•Technology Solutions

◦Batesville’s technology solutions enhance the consumer experience and create business efficiencies for nearly 6,500 funeral homes and cemeteries across North America. The company offers a suite of integrated, easy-to-use technology products and services, including funeral home websites, e-commerce solutions, digital selection and arrangement software, and business management systems for funeral homes and cemeteries.

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

Batesville has sales contracts in place with certain national death care service providers and also serves approximately 11,500 independent, privately owned funeral homes across North America.  None of Batesville’s customers accounted for more than 10% of Hillenbrand’s consolidated net revenue during 2021.

Batesville:  Customer Preferences and Demographics

The death of a family member causes most people to seek the services of a state-licensed funeral director.  Although caskets and urns can be purchased from a variety of sources, including internet sellers and casket stores, the overwhelming majority of consumers who arrange a funeral purchase these products directly from a funeral home. Historically, consumer spending on caskets and urns has not kept pace with inflation, negatively impacting product mix. This macroeconomic trend in consumer spending may continue, which would result in mix decline in the foreseeable future.

Demand for Batesville products and services is partially impacted by a few key external factors: U.S. and Canadian population demographics, the number of deaths annually, and the rate at which consumers select cremation. The combination of these primary factors has negatively impacted the burial volume trend over the past several decades, although periodic fluctuations in mortality rates such as seasonal outbreaks of illnesses or a pandemic can also impact demand and net revenue in a given quarter and year. As a percentage of total deaths, the estimated cremation rate at the end of calendar 2020 was approximately 56.1% in the U.S. and 73.1% in Canada (Source: Cremation Association of North America).

Batesville:  Competition

Batesville is a recognized leader in the death care industry, competing with several national and regional casket manufacturers, as well as more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments.  Some non-traditional death care providers, such as large discount retail stores, casket stores, and internet casket retailers also sell caskets directly to consumers.  The industry has seen foreign manufacturers, mostly from China, import caskets into the U.S. and Canada.  It is estimated that sales from these non-traditional and foreign providers collectively currently represent less than 10% of total casket sales in North America. We expect declining casket demand and existing domestic over-capacity to continue to put added economic pressures on casket manufacturers and distributors.

Batesville:  Raw Materials and Working Capital

Batesville uses carbon and stainless steel, copper and bronze sheets, wood, fabrics, finishing materials, plastic, and zinc in the manufacture of its caskets.  Although most of these raw materials are generally available from several sources, some are currently procured from a single source.

Volatility in raw material prices due to inflation or tariffs, including steel, fuel, and petroleum-based products, has a direct effect on Batesville’s profitability.  The company generally does not engage in hedging transactions for these purchases but does enter into fixed-price supply contracts at times.  Batesville regularly takes steps designed to mitigate the impact of volatility in raw material and fuel prices, including executing Lean initiatives and various sourcing actions. Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from single sources. We believe that Batesville has taken reasonable steps to mitigate recent increases to these risks. See Part I, Item 1A of this Form 10-K for a more in-depth discussion of Risk factors that could impact Batesville’s ability to source the necessary materials to fulfill customer obligations.

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

Batesville:  Strategy

While we believe there are opportunities to generate additional revenue within a wider range of death care products and services, sustaining volume in the burial casket space continues to be a top priority.  Batesville’s leadership team is focused on three strategic initiatives to sustain burial volume and support profitability:

•Grow leadership position in the death care industry

•Focus on building and delivering value propositions that align with the needs of each customer segment to continue Batesville’s mission of helping families honor the lives of those they love®.

•Utilize technology to enhance consumer experience and create efficiencies for customers

•Offer a suite of integrated, easy-to-use technology products and services.

•Use the HOM principles and tools to strengthen our leadership position and maintain an optimal cost structure to support profitability

•Continually improve processes to be more consistent and efficient and to yield industry leading quality products and services that our customers value.

HILLENBRAND INTELLECTUAL PROPERTY

We own a number of patents on our products and manufacturing processes and maintain trade secrets related to manufacturing processes.  These are important patents and trade secrets, but we do not believe any single patent or trade secret, or related group of patents or trade secrets is of material significance to our business as a whole. We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion®, Coperion K-Tron®, TerraSource Global®, Pennsylvania Crusher®, Gundlach®, Jeffrey Rader®, K-Tron®, Rotex®, BM&M® were material to our Advanced Process Solutions reportable segment for the year ended September 30, 2021.  As discussed above, with the divestiture of TerraSource Global subsequent to September 30, 2021, Advanced Process Solutions no longer owns the TerraSource Global®, Pennsylvania Crusher®, Gundlach®, and Jeffrey Rader® marks. We believe the marks Milacron®, DME® and Mold-Masters® are material to our Molding Technology Solutions reportable operating segment. We believe the trademark Batesville® is material to our Batesville reportable operating segment.

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

HILLENBRAND REGULATORY MATTERS

Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable operating segments are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes.  We are committed to operating all our businesses in a manner that protects the environment and makes us good corporate citizens in the communities in which we operate.  In 2021, we established an Environmental Council, which includes the top operational leaders at each of our businesses to facilitate and drive environmental priorities. The Environmental Council is working to maintain environmental regulatory compliance while enhancing business performance. While we believe that continued compliance with current federal, state, local and foreign laws relating to the protection of the environment will not have a material effect on our capital expenditures, earnings or competitive position, future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future.  The cost or need for any such additional expenditure is not known.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 17, 2021.

Joe A. Raver, 55, has served as a director and as President and Chief Executive Officer of the Company since September 2013. He has served as President of the Company’s Advanced Process Solutions reportable operating segment since March 2011. In August 2017, Mr. Raver was elected as a director of Applied Industrial Technologies, Inc. (“AIT”), a leading industrial distributor serving MRO and OEM customers in virtually every industry. Mr. Raver was appointed to both the Audit and the Corporate Governance Committees of AIT, and in October 2019, he moved from the Audit to the Executive Organization and Compensation Committee. Prior to being named President of the Company’s Advanced Process Solutions reportable operating segment, Mr. Raver served as President of Batesville Casket Company from 2008 to 2011. He also previously served as Vice President and General Manager of the respiratory care division of Hill-Rom Holdings, Inc. (“Hill-Rom”), a leading global provider of medical equipment and services and the Company’s former parent, as well as Hill-Rom’s Vice President of Strategy and Shared Services. Prior to that, Mr. Raver spent 10 years in a variety of leadership positions at Batesville Casket Company and Hill-Rom. Mr. Raver has announced his retirement from the Company at the end of 2021.

Kimberly K. Ryan, 54, has served as the Company’s Executive Vice President since June 2021, when she was also selected by the Company’s Board of Directors to become the Company’s next President and Chief Executive Officer at the planned retirement of current CEO Joe Raver. Prior to being named to succeed Mr. Raver, Ms. Ryan served as President of the Company’s Coperion business beginning in September 2015, also overseeing Hillenbrand’s Rotex business during part of that period. She previously served as President of Batesville beginning in April 2011, at which time she was also named a Senior Vice President of Hillenbrand. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, strategy, operations, logistics, and information technology. Since 2014, Ms. Ryan has served on the Board of Directors of Kimball International, Inc., a public manufacturing company, including as a member of the Audit Committee. She also served as Board Chair from November 2018 to October 2021. She served on the Board of Directors of Conexus Indiana from December 2018 to July 2021.

Kristina A. Cerniglia, 55, was elected Senior Vice President, Chief Financial Officer effective August 2014. Ms. Cerniglia has more than 30 years of industrial experience and, since December 2018, has also served on the Board of Directors of Littelfuse, Inc., a global manufacturer of leading technologies in circuit protection, power control and sensing. Ms. Cerniglia’s service on the Littelfuse Board of Directors has included serving on its Audit and Compensation Committees since April 2019. Since 2019, she has also been on the Board of Directors of Margaret Mary Health in Batesville, Indiana, a not-for-profit, critical access hospital providing inpatient and outpatient services. Ms. Cerniglia serves on its Finance Committee. Before assuming the role as Hillenbrand’s Chief Financial Officer, she spent 17 years serving in a variety of leadership roles, most recently as Vice President and Corporate Controller (2010-2014) at Stanley Black & Decker (“Stanley”), a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems. Prior to that, she spent nine years of her career at United Technologies Corporation in various financial roles.

Ling An-Heid, 61, has been President of Mold-Masters since 2017, and Senior Vice President of Hillenbrand since November 2019. Before then, she served as President of Mold-Masters Americas and Asia from 2013 to 2017. Ms. An-Heid joined the Applications Design Group at Mold-Masters in 1991 and was instrumental in developing the region as president of Mold-Masters Asia until 2013. Before Mold-Masters, she served as a General Manager and legal representative of Beijing Plastic Mechanical Co. Ltd. She holds a Bachelor of Science degree in Plastics Mechanical Engineering from the Beijing Chemical University and also acts as the Vice Director of the China Die and Mold Industry Association.

Ulrich Bartel, 61, was named President of Coperion and Senior Vice President of Hillenbrand in June 2021, having previously served as President of Coperion’s Polymer Division since March 2020. Prior to that role, from October 2013 to February 2020, he was Coperion’s Vice President of Compounding Machines. Mr. Bartel began his career at Coperion in 1990 as a process engineer, holding positions of increasing responsibility within Coperion in sales, service, process technology, engineering, manufacturing, and research.

Peter S. Dyke, 50, has served as the Company’s Senior Vice President and Chief Human Resources Officer since October 2020. Mr. Dyke brings more than 25 years of experience in human resources, serving most recently as Chief Human Resources Officer for Sigura (f/k/a Innovative Water Care, LLC), a global specialty chemicals company, from 2019 to 2020. Prior to that, he served as Chief Human Resources Officer at Luxfer Holdings, plc, a global materials technology company, from 2018 to 2019 and as Vice President, Human Resources at various business units of Pentair PLC, an industrial manufacturing company, Mr. Dyke’s tenure at Pentair lasted from 2004 to 2018, including Vice President, Human Resources of its Water Quality Systems Global Business Unit from 2014 to 2018. Mr. Dyke’s experience before Pentair included human resources roles with increasing levels of responsibility at General Electric Company, Ford Motor Company, and Valassis Communications Inc.

Nicholas R. Farrell, 42, is the Company’s Senior Vice President, General Counsel, Secretary and Chief Compliance Officer. He has served as General Counsel since October 2015 and Chief Compliance Officer since December 2016. Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel, and in 2014 was named Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Pepper. Mr. Farrell is also Chair of the Board of Trustees of Cure SMA, an international not-for-profit organization committed to developing a treatment and cure for spinal muscular atrophy, the number one genetic cause of death for infants.

Michael M. Jones, 46, has been President of Milacron Injection Molding & Extrusion and Senior Vice President of Hillenbrand since November 2019. He previously served as President of the Milacron Advanced Plastics Processing Technologies (APPT) Americas and Europe businesses from January 2019 to November 2019. He has held a number of senior leadership positions within Milacron including roles as Vice President of Finance and Investor Relations from September 2018 to November 2019 and Senior Vice President Finance and Operations from October 2016 to September 2018. Before joining Milacron, he held finance positions at GE Aviation, the aerospace division of General Electric Company, from 2012-2015. Mr. Jones also held positions at Hill-Rom between 2004 and 2011. He is a Certified Public Accountant (inactive).

Leo J. Kulmaczewski, Jr., 56, has served as the Company’s Senior Vice President, Operations Center of Excellence and HOM since February 2021. Mr. Kulmaczewski brings more than 20 years of technical and manufacturing experience, serving most recently as Senior Vice President of Operations and Lean Enterprise of Belden Inc., a manufacturer of networking, connectivity, and cable products, from October 2018 through November 2020. Prior to that, he served as Vice President of Operations, Global Supply Chain, and Danaher Business Systems at Leica Biosystems, a research, instrument, and medical device company that is a division of Danaher Corporation, from September 2016 through September 2018. During the time at Leica Biosystems, Mr. Kulmaczewski also served as Senior Director and Vice President of Operations and Site Leader, from May 2014 through September 2016. Mr. Kulmaczewski’s experience before Leica Biosystems included technical and manufacturing roles with generally increasing levels of responsibility at various other public and private manufacturing companies.

Christopher H. Trainor, 51, was elected President of Batesville Casket Company effective September 2015, after having served as its Senior Vice President, CFO and Chief Administrative Officer. Mr. Trainor has also been a Senior Vice President of Hillenbrand since December 2015. Mr. Trainor joined Batesville in 2010 as Vice President and Chief Financial Officer and was later assigned additional responsibilities for oversight of Human Resources and Information Technology. Prior to joining Batesville, Mr. Trainor spent 17 years with Kraft Foods, a global food and beverage company, where he held a variety of finance roles in both the United States and United Kingdom.

J. Michael Whitted, 49, was elected Senior Vice President, Strategy and Corporate Development effective June 2018. Prior to joining the Company, Mr. Whitted served as Vice President, Corporate Development for SPX Corporation and SPX Flow, Inc., diversified, global suppliers of infrastructure equipment to various industries from 2001 to 2015. Prior to that, he served as a Vice President for Bear Stearns from 1998 to 2001, where he led corporate finance and M&A advisory transactions. Mr. Whitted’s experience prior to Bear Stearns included corporate finance and M&A advisory roles at CIBC World Markets, Bankers Trust, and First Chicago NBD.

Michael D. Prado, 64, was elected Vice President, Global Supply Management effective June 2020. Mr. Prado joined the Company after providing supply management consulting services to the Company from February 2020 through June 2020. Prior to joining the Company in a consulting capacity, Mr. Prado served as Vice President, Global Supply Management and Chief Procurement Officer of Stanley, a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems. Mr. Prado served in this role from June 2000 to December 2019, capping nearly 20 years of service. From 1980 to 2000 Mr. Prado served in operations roles of increasing responsibility at Delta Air Lines, Inc., and United Technologies Corporation. Mr. Prado also sits on the Business Advisory Board of Clarkson University and has been an active faculty participant in their executive supply chain management education program.

Bhavik N. Soni, 48, was elected Vice President, Chief Information Officer effective May 2017, and promoted to the Company’s Executive Management Team in May 2019. Mr. Soni joined the Company from Honda Aircraft Company, a jet airplane manufacturer, where he served as Chief Information Officer – IT & Engineering Systems Division from 2015 to 2017. Prior to that, he served as Chief Information Officer for Artificial Lift, GE Oil & Gas at General Electric Company (“GE”), an energy technology company from 2013 to 2015, preceded by fifteen years in other information technology related roles of increasing responsibility at GE. Mr. Soni’s experience prior to GE included software engineering roles at Rockwell Collins, Inc. and General Dynamics Corporation.

Andrew S. Kitzmiller, 42, was elected Vice President, Chief Accounting Officer, and Controller effective November 2019. Immediately prior, Mr. Kitzmiller served more than two years in senior finance roles at Milacron Holdings Corp. (“Milacron”), as Vice President – Finance and Corporate Controller (April 2019 to November 2019) and as Corporate Controller (September 2017 to April 2019). Prior to Milacron, he served in a series of increasingly senior roles at GE Aviation, the aerospace division of General Electric Company (“GE”), from December 2012 through November 2017. These roles at GE included Controller – Additive, Aviation Supply Chain and Engineering Divisions (November 2016 to September 2017); Accounting Center of Excellence Leader (September 2014 to November 2016), including with controllership oversight of the Supply Chain and Engineering Divisions (April 2016 to November 2016); and two sequential assistant controller positions. Mr. Kitzmiller began his career in public accounting at Deloitte & Touche LLP.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

Our website is www.hillenbrand.com.  We make available on this website, free of charge, access to press releases, conference calls, our annual and quarterly reports, and other documents filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after these reports are filed or furnished.  We also make available through the “Investors” section of this website information related to the corporate governance of the Company, including position specifications for the Chairperson and each of the members of the Board of Directors, as well as for committee chairpersons; the Corporate Governance Standards of our Board of Directors; the charters of each of the standing committees of the Board of Directors; our Code of Ethical Business Conduct; our Global Anti-Corruption Policy; and our Supply Chain Transparency Policy.  All of these documents are also available to shareholders in print upon request.

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

1.The ongoing and evolving COVID-19 pandemic could have a material adverse effect on our business and results of operations, the nature and extent of which are highly uncertain and unpredictable.

The COVID-19 pandemic and the various government, industry and consumer actions related thereto could have negative impacts on our business and have created or could create or intensify adverse conditions described in our other risk factors. These impacts and conditions include, but are not limited to, potential significant volatility or decreases in demand for our products, changes in customer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential increased vulnerability to cybersecurity incidents, including breaches of information systems security due to widespread remote working arrangements, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, including rapidly changing government orders and regulations and our efforts to comply with them, including any governmental vaccine or testing mandates, and related financial and commodity volatility, including volatility in raw material and other input costs (including but not limited to oil prices), any of which could last for extended periods. Disruption caused by the COVID-19 pandemic and the Company’s response to the COVID-19 pandemic could also increase the Company’s exposure to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, and to other workforce related risks, any of which could have a material adverse effect on the Company’s financial condition and results of operations. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates.

Despite our efforts to manage through the current circumstances, the degree to which COVID-19 and related actions ultimately impact our business, financial position, results of operations, and cash flows may depend on certain factors beyond our control, including the duration, spread, and severity of the pandemic or the effects of any variants thereof, the actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume or become impacted by long-lasting changes. The extent to which COVID-19 may impact our business, while likely to continue to be significant, cannot be predicted with certainty.

2.Increased prices for, poor quality of, or extended inability to source raw materials used in our products or associated services, and supply chain disruptions could adversely affect profitability.

Our profitability is affected by the prices of the raw materials used in the manufacture of our products.  These prices fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel-related delivery costs, competition, import duties, tariffs, currency exchange rates, and, in some cases, government regulation.  Significant increases in the prices of raw materials, similar to the inflationary increases we experienced in the second half of 2021, that cannot be recovered through increases in the price of our products and services could adversely affect our results of operations and cash flows.

We cannot guarantee that the prices we are paying for raw materials today will continue in the future or that the marketplace will continue to support current prices for our products or that such prices can be adjusted to fully or partially offset raw material price increases in the future.  Any increases in prices resulting from a tightening supply of these or other commodities or services could adversely affect our profitability.  We do not engage in hedging transactions for raw material purchases, but we do enter into some fixed-price supply contracts.

Our dependency upon regular deliveries of supplies and the quality of those supplies upon delivery from particular suppliers means that interruptions, stoppages, or deterioration of quality in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Some of the raw materials used in the manufacture of our products currently are procured from a single source. In some cases, we also outsource certain services to suppliers, including but not limited to, engineering, assembly, shipping, and commissioning services. If a supplier were unable to deliver these materials or services, or unable to deliver quality materials or services, for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities, or other factors, including recent supply chain disruptions we have experienced, or if we were unable to negotiate acceptable terms for the supply of materials or services with these suppliers, our business could be adversely affected.  We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs.  Extended inability to source a necessary raw material or service could cause us to cease manufacturing one or more products for a period of time, which could also lead to loss of customers, as well as reputational, competitive, or business harm, which could have a material adverse effect on our business, financial condition, and results of operations.

3.Increasing competition for highly skilled and talented workers, as well as labor shortages, could adversely affect our business.

The successful implementation of our business strategy depends, in part, on our ability to attract and retain a skilled and talented workforce. Because of the complex nature of many of our products and services, we are generally dependent on a thoroughly trained and highly skilled workforce, including, for example, our engineers. In many of the geographies where we operate, we face a potential shortage of qualified employees.
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government regulations. Although we have not experienced any material labor shortages to date, we have recently observed an overall tightening and increasingly competitive labor market. The increasing competition for highly skilled and talented employees could result in higher compensation costs, difficulties in maintaining a capable workforce, and leadership succession planning challenges. Although we believe we will be able to attract and retain talented personnel and replace key personnel should the need arise, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by the ongoing COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business and have other material adverse effects on our business, financial condition, and results of operations.
4.The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks or unauthorized access, or catastrophic losses affecting infrastructure.
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

In addition, cybersecurity threats and sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems, networks, and services, as well as the confidentiality and integrity of the Company’s data. Cyber-attacks, security breaches, and other cyber incidents could include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks, and other attacks. These risks may be heightened given our employees’ increased use of remote working environments in response to the ongoing COVID-19 pandemic. Sensitive information is also stored by our vendors and on the platforms and networks of third-party providers. Cyber-attacks on the Company, our vendors, or our third-party providers could result in inappropriate access to intellectual property, personally identifiable information of our global workforce, suppliers, or customers, or personal credit card or other payment information of our customers. Potential consequences of a successful cyber-attack or other cybersecurity incident include remediation costs, increased cybersecurity protection costs, lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack, litigation and legal risks including governmental or regulatory enforcement actions, increased insurance premiums, reputational damage that adversely affects customer or investor confidence, and damage to the Company’s competitiveness, stock price, and long-term shareholder value. The Company has been subject to cyber-attacks and unauthorized access in the past, which it deemed immaterial to its business and operations, and may be subject to cyber-attacks or unauthorized access of its systems in the future. There can be no assurance that any future cyber-attacks or unauthorized access to the Company’s information systems will not be material to the Company’s business, operations, or financial condition. While we believe that our insurance plan provides appropriate levels of coverage for cyber risks and have taken steps to maintain and enhance the appropriate cybersecurity and address these risks by implementing enhanced security technologies, internal controls, and business continuity plans, these measures may not be adequate to cover or prevent all potential losses nor remedy related damage to our reputation.

Regulators globally are increasingly imposing greater fines and penalties for privacy and data protection violations. For example, the European Union and other jurisdictions, including China and some U.S. states, have enacted, and others may enact, new and expanded sets of compliance requirements on companies, like ours, that collect or process personal data. Failure to comply with these or other data protection regulations could expose us to potentially significant liabilities. If the Company suffers a loss or disclosure of protected information due to security breaches or other reasons, and if business continuity plans do not effectively address these issues on a timely basis, the Company may incur fines or penalties, or suffer interruption in its ability to manage operations, as well as reputational, competitive, or business harm, which could have a material adverse effect on our business, financial condition, and results of operations.

5.We may be unable to successfully integrate the businesses of Hillenbrand and Milacron and realize the anticipated benefits of the acquisition.

On November 21, 2019, we completed the acquisition of Milacron. The success of the acquisition will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of Hillenbrand and Milacron, which previously operated as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation opportunities, and operational efficiencies, in a manner that does not materially disrupt existing customer, supplier, and employee relations nor result in decreased revenue due to losses of, or decreases in orders by, customers. At the time of the merger, we announced a planned three year integration timeline, and we have approximately one year remaining of that effort. If the Company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the Company’s common stock may decline.
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

6.A key component of our growth strategy is making significant acquisitions, some of which may be outside the industries in which we currently operate.  We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions.  If an acquisition were to perform unfavorably, it could have an adverse impact on our business and results of operations.

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

7.We have recently completed several divestitures, and we continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, as well as our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction, our consolidated financial position, results of operations, and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, and a decrease in net revenue and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

8.Goodwill and other identifiable indefinite-lived intangible assets, which are subject to periodic impairment evaluations, represent a significant portion of our total assets.  An impairment charge on these assets could have a material adverse impact on our financial condition and results of operations.

We maintain intangible assets related to the acquisitions of Milacron, Coperion, K-Tron, Rotex, and Burnaby Machine and Mill Equipment Ltd. (“BM&M”), portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets, and any of these factors may be increasingly present during the ongoing COVID-19 pandemic.

As required by applicable accounting standards, we review goodwill and other identifiable intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill and other indefinite-lived intangible assets is higher during the early years following an acquisition such as we experienced with Milacron. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Future acquisitions could present the same risks.
Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.
9.We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully, it could have a material adverse effect on our business, financial condition, and results of operations.
Many of the industries in which we operate are highly competitive. Our products may not compete successfully with those of our competitors. The markets for plastic processing equipment and related products, material handling equipment, complete equipment systems, mold components, and burial caskets, are highly competitive and include a number of North American, European, and Asian competitors. Principal competitive factors in the plastic processing industry, material handling equipment, and complete equipment systems include price, lead time, product features, technology, total cost of ownership, performance, reliability, quality, delivery, and customer service. Principal competitive factors in the mold components industry include technology, price, quality, performance, and delivery. Principal competitive factors in the burial caskets industry include product, price, quality, delivery, and customer service.
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
10.We derive significant revenue from the plastics industry.  Decrease in demand for base resin or engineering plastics or equipment used in the production of these products, or changes in technological advances, or changes in laws or regulations could have a material adverse effect on our business, financial condition, and results of operations.

The majority of Molding Technology Solutions’ net revenue is realized from the manufacture, distribution, and service of highly engineered and customized systems within the plastic technology and processing market. Advanced Process Solutions also sells equipment, including highly engineered extruders, feeders, and conveying systems, to the plastics industry for the production of base resins, durable engineering grade plastics, and other compounded plastics (including bioplastics and recycled plastic product).  Sales volume is dependent upon the need for equipment used to produce these products, which may be significantly influenced by the demand for plastics, the capital investment needs of companies in the plastics industry, changes in technological advances, or changes in laws or regulations such as, but not limited to, those related to single-use plastics and recycling. Unfavorable developments in the plastics industry could impact our customers and, as a result, have a material adverse effect on our business, financial condition, and results of operations.

11.We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these parties.

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
12.We may incur a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.
As of September 30, 2021, our outstanding debt was $1,212.9. The amount of debt could increase if additional levels of liquidity are needed, including as a result of conditions created by the COVID-19 pandemic. This level of debt (and additional debt we may incur after that date) has important consequences to our businesses.  For example:

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
•We expect to be exposed to the risk of increased interest rates, because our capital structure target normally includes a component of variable rate debt.
•We may be more limited in our flexibility in planning for, or reacting to, changes in our businesses and the industries in which they operate, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness.
•We may be more vulnerable to credit rating downgrades, such as those we experienced during the third quarter of 2020, which could have an impact on our ability to secure future financing at attractive interest rates.

We may be vulnerable to additional downgrades, which could have an impact on our ability to secure future financing on terms commercially acceptable to us, to access the credit and capital markets, or to negotiate favorable covenants in any future amendments to our financial documents or new financings.
13.If we are unable to comply with the financial and other covenants in our debt agreements, our business, financial condition, and liquidity could be materially adversely affected.

Our Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement (each as defined below) contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions, including as a result of the ongoing COVID-19 pandemic and its effect on our business, and to meet our capital needs. Our failure to comply with these covenants, including as a result of the COVID-19 pandemic and its effect on our business or other market conditions, could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that additional debt when due, which could materially adversely affect our business, financial condition, and liquidity. Furthermore, the current market volatility and economic downturn as a result of the COVID-19 pandemic may adversely impact the rates at which we are able to borrow and our ability to borrow under the Revolver or any other credit facility in the future, or pursuant to other available sources. In addition, in light of the impacts to our ability to generate cash from operations during the ongoing COVID-19 pandemic, our results may be further negatively impacted by our payment obligations (including interest) with respect to our outstanding borrowings under the Revolver and our other credit agreements (each as defined below).
14.Global market and economic conditions, including those related to the financial markets, could have a material adverse effect on our operating results, financial condition, and liquidity.
Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  Conditions including continuing uncertainties in the eurozone, the global effects of the ongoing COVID-19 pandemic, unanticipated implications from the voluntary exit of the United Kingdom from the European Union, uncertainties in China and emerging markets, may depress demand in these areas and create additional risk to our financial results.

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

15.International economic, political, legal, and business factors could negatively affect our operating results, cash flows, financial condition, and growth.

We derived approximately 54%, 52%, and 49% of our net revenue from our operations outside the U.S. for the years ended September 30, 2021, 2020, and 2019, respectively.  This net revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our revenue and presence outside the U.S., including in emerging markets.

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
•unexpected changes in laws or regulatory requirements, including unfavorable changes with respect to tax, trade, sanctions compliance, or climate change related matters;
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

16.We operate in cyclical industries.

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

During periods of economic expansion, when capital spending normally increases, the Advanced Process Solutions and Molding Technology Solutions reportable operating segments generally benefit from greater demand for their products.  During periods of economic contraction, such as during the ongoing COVID-19 pandemic, when capital spending normally decreases, Advanced Process Solutions and Molding Technology Solutions reportable operating segments generally are adversely affected by declining demand for new equipment orders, and may be subject to increases in uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will be sustainable, and our financial condition, results of operations, and cash flows could be materially adversely affected.

17.Continued fluctuations in mortality rates and increased cremations may adversely affect the sales volume of our burial caskets.

The life expectancy of U.S. citizens has increased since the 1950s.  However, we anticipate a modest increase in deaths for the foreseeable future driven by the aging U.S. population. Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s and are expected to continue to increase for the foreseeable future.  The increase in the number of cremations in the U.S. has resulted in a contraction in the demand for burial caskets and lower burial casket sales volumes for Batesville in the past several years.  Given the ongoing and dynamic nature of the COVID-19 pandemic, we are currently not able to predict the extent and duration of the COVID-19 pandemic, or the potential negative impact that the estimated increase in deaths in North America due to the COVID-19 pandemic will have on future deaths when the COVID-19 pandemic has subsided. We expect the pre-COVID-19 historical trends to continue in the foreseeable future after the COVID-19 pandemic has subsided and will likely continue to impact burial casket volumes. If cremations as a percentage of total U.S. deaths increase at an accelerated pace, the demand for burial caskets could further contract.

In addition, the number of deaths can vary over short periods of time and among different geographical areas due to a variety of factors, including the timing and severity of seasonal outbreaks of illnesses such as pneumonia, influenza, or a pandemic like COVID-19. Such variations could cause the sale of burial caskets and cremation products to fluctuate, or more rapidly decrease, from quarter to quarter and year to year, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

18.Batesville’s business is dependent on several major contracts with large national funeral providers. The relationships with these customers pose several risks.

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

19.Batesville is facing competition from caskets manufactured abroad and imported into North America and from a number of non-traditional sources.

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

20.The effective tax rate of the Company may be negatively impacted by changes in the mix of earnings as well as future changes to tax laws in global jurisdictions in which we operate.

We are subject to income taxes in the U.S. and various other global jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. Recently, in the U.S., the current administration has expressed a commitment to tax reform, which if enacted, could have a material impact on our tax provision and value of deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

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

21.We are exposed to a number of different tax uncertainties, which could have a material adverse effect on our results of operations.

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
22.We are involved from time to time in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations, and cash flows.
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

23.Uncertainty in the United States political and regulatory environment could negatively impact our business.

The political environment in the United States has created significant uncertainty with respect to, and could result in additional changes in, or potential gridlock hindering legislation, regulation, international relations, and government policy, or possible civil unrest or other disturbances in connection therewith. While it is not possible to predict whether and when any such additional changes or disturbances could occur, any such events, including climate change regulation, the Emergency Temporary Standard (ETS) COVID-19 workplace vaccination and testing mandate from the Occupational Safety and Health Administration (“OSHA”), or other events, whether at the local, state or federal level, could significantly impact our business and the industries in which we compete. To the extent such disturbances or changes in the political or regulatory environment have a negative impact on the Company or the markets in which we operate, it may materially and adversely impact our business, results of operations and financial condition in the periods to come.

24.Uncertainty in the United States global trade policy could negatively impact our business.

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
Further, the level of impact from the ongoing COVID-19 pandemic and the reactions of governmental authorities and others thereto may have significant adverse effects on international trade policy and the impact of any changes in international trade policy on the economy or on the businesses of the Company and those of its customers and its suppliers remains uncertain.
25.We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our results of operations and financial condition.

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue.  In addition, since our Consolidated Financial Statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  The Company’s predominant exposures are the Euro, Canadian dollar, Swiss franc, Mexican peso, Chinese Renminbi, Japanese Yen, and Indian Rupee (along with others to a lesser degree). In preparing financial statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. Although we address currency risk management through regular operating and financing activities and through the use of derivative financial instruments, those actions may not prove to be fully effective.

26.The Company could face labor disruptions that would interfere with operations.

As of September 30, 2021 and 2020, approximately 21% and 26%, respectively, of Hillenbrand’s employees work under collective bargaining agreements or works councils.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we will need to negotiate new labor agreements in coming years and cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

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

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we own.  At September 30, 2021, Advanced Process Solutions operated 16 significant manufacturing facilities located in the U.S. (in New Jersey, Kansas, Ohio, Illinois, and Virginia), Germany, Switzerland, China, India, Canada, and the United Kingdom.  Seven of these facilities are owned and nine are leased.  Advanced Process Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Europe, Asia, Canada, and South America. After the end of the fiscal year, the owned Illinois facility was divested as part of TerraSource Global.

At September 30, 2021, Molding Technology Solutions operated 12 significant manufacturing facilities located in the U.S. (in Ohio, Kansas, Georgia, and Michigan), Germany, China, India, and Canada. Six of these facilities are owned and six are leased. Molding Technology Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Mexico, Canada, Europe, Asia, and South America.

At September 30, 2021, Batesville operated four significant manufacturing facilities located in the U.S. (in Indiana, Tennessee, and Mississippi) and Mexico.  Three of these facilities are owned and one is leased.  Batesville also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Mexico, Canada, and Australia.

Facilities often serve multiple purposes, such as administration, sales, manufacturing, testing, warehousing, and distribution.  We believe our current facilities will provide adequate capacity to meet expected demand for the next several years.

Item 3.        LEGAL PROCEEDINGS

Like most companies, we are involved from time to time in claims, lawsuits, and government proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, employment-related, and other matters.  The ultimate outcome of any claims, lawsuits, and proceedings cannot be predicted with certainty.  We carry various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us.  It is difficult to measure the actual loss that might be incurred related to litigation, and the ultimate outcome of these claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

As of November 11, 2021, we had approximately 1,667 shareholders of record.

Share Repurchases

The following table summarizes repurchases of common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

July (July 1-31)	1,289,102	$43.88	1,289,102	$100.0
August (August 1-31)	—	—	—	$100.0
September (September 1-30)	509,751	$41.39	509,751	$78.9
Total	1,798,853	$43.17	1,798,853	$78.9

In December 2018, the Board of Directors authorized a share repurchase program of up to $200.0 in replacement of the prior stock repurchase program. The new share repurchase program eliminated the balance of approximately $39.6 remaining under that prior authorization. The new share repurchase program has no expiration date, but may be terminated by the Board of Directors at any time.  As of September 30, 2021, we had repurchased approximately 2,792,000 shares under the existing share repurchase program for approximately $121.1 in the aggregate. Such shares were classified as treasury stock. At September 30, 2021, we had approximately $78.9 remaining for share repurchases under the existing authorization by the Board of Directors.

Dividend Policy

We currently expect to pay approximately $15.7 each quarter based on our outstanding common stock at September 30, 2021. We increased our quarterly dividend in 2021 to $0.2150 per common share from $0.2125 per common share paid in 2020.

Item 6.        Reserved

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

(dollars in millions throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations)

(unless otherwise stated, references to years relate to fiscal years)

The following discussion compares our results for the year ended September 30, 2021, to the year ended September 30, 2020. The discussion comparing our results for the year ended September 30, 2020 to the year ended September 30, 2019 is included within Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on November 12, 2020. We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable operating segments, as well as Corporate.  These financial results are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and primarily exclude the following items:

•business acquisitions, disposition, and integration costs;
•restructuring and restructuring-related charges;
•impairment charges;
•inventory step-up charges;
•gains and losses on divestitures;
•COVID-19 pandemic-related costs;
•the related income tax impact for all of these items; and
•certain tax items related to the acquisition of Milacron and divestitures of ABEL, Red Valve, and Cimcool, the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions, foreign income inclusion tax provisions, including the impact the Milacron loss carryforward attributes have on tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (FDII), and the Base Erosion and Anti-Abuse Tax (BEAT).

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

We expect that future net revenue associated with the Advanced Process Solutions and Molding Technology Solutions reportable operating segments will be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Although backlog can be an indicator of future net revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

We calculate the foreign currency impact on net revenue, gross profit, operating expenses, consolidated net income (loss) and consolidated adjusted EBITDA, in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in these metrics, either positively or negatively. The cost structures for Corporate and Batesville are generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review below where the impact is not significant.

Another important operational measure used is backlog.  Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment (long-term contracts), like those in which the Advanced Process Solutions and Molding Technology Solutions reportable operating segments compete.  Backlog represents the amount of net revenue that we expect to realize on contracts awarded to the Advanced Process Solutions and Molding Technology Solutions reportable operating segments.  For purposes of calculating backlog, 100% of estimated net revenue attributable to consolidated subsidiaries is included. Backlog includes expected net revenue from large systems and equipment, as well as aftermarket parts, components, and service. The length of time that projects remain in backlog can span from days for aftermarket parts or service to approximately 18 to 24 months for larger system sales within the Advanced Process Solutions reportable operating segment.  The majority of the backlog within the Molding Technology Solutions reportable operating segment is expected to be fulfilled within the next twelve months. Backlog includes expected net revenue from the remaining portion of firm orders not yet completed, as well as net revenue from change orders to the extent that they are reasonably expected to be realized.  We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in net revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination, or suspension at the discretion of the customer.

See page 43 for reconciliation of adjusted EBITDA to consolidated net income (loss), the most directly comparable GAAP measure. We use non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

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

Performance Obligations & Contract Estimates

The Advanced Process Solutions reportable operating segment designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries. A large portion of our net revenue across the Advanced Process Solutions reportable operating segment is derived from manufactured equipment, which may be standard, customized to meet customer specifications, or turnkey.

Our contracts with customers in the Advanced Process Solutions reportable operating segment often include multiple performance obligations. Performance obligations are promises in a contract to transfer a distinct good or service to the customer, and are the basis for determining how revenue is recognized. For instance, a contract may include obligations to deliver equipment, installation services, and spare parts. We frequently have contracts for which the equipment and the installation services, as well as highly engineered or specialized spare parts, are all considered a single performance obligation, as in these instances the installation services and/or spare parts are not separately identifiable. However, due to the varying nature of equipment and contracts across the Advanced Process Solutions reportable operating segment, we also have contracts where the installation services and/or spare parts are deemed to be separately identifiable and are therefore deemed to be distinct performance obligations.

As a result, the timing of revenue recognition for each performance obligation is either over time or at a point in time. We recognize revenue over time for contracts that have an enforceable right to collect payment for performance completed to date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Revenue generated from standard equipment and highly customized equipment or parts contracts without an enforceable right to payment for performance completed to date, as well as non-specialized parts sales and sales of death care products, is recognized at a point in time.

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

For the products where revenue is recognized at a point in time within the Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable operating segments, we recognize revenue when customers take control of the asset. We define this as the point in time at which the customer has the capability of full beneficial use of the asset per the contract.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the expected long-term rate of return on pension assets and the weighted-average discount rate.  Our expected long-term rate of return on domestic and international pension plan assets was 3.7% and 4.8% at September 30, 2021 and 2020, respectively. The weighted-average discount rate at September 30, 2021 was 2.1% for the domestic and international defined benefit pension plans and 2.4% for the postretirement healthcare plans.  A 50 basis-point change in the expected long-term rate of return on domestic and international pension plan assets would change annual pension expense by $1.6.  A 50 basis-point change in the weighted-average discount rate would change the annual domestic and international pension expense by $0.2 and the annual postretirement healthcare plan expense by less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon rates and assumptions at September 30, 2021, we expect the aggregate expense associated with our retirement and postretirement benefit plans to decrease from $3.1 in 2021 to $1.4 in 2022. The expected decrease in expense is primarily due to decreasing amortization of actuarial loss.

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

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment, achievement of synergy initiatives, market data and market multiples (6.5-14.9 times adjusted EBITDA), discount rates (9.0-13.5%), and terminal growth rates (-1.0-3.0%), as well as future levels of revenue growth, operating margins, depreciation, amortization, and working capital requirements, which are based upon the Company’s strategic plan. Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rates may be impacted by adverse changes in the macroeconomic environment, specifically the ongoing COVID-19 pandemic, volatility in the equity and debt markets or other factors. While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a further decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

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

Annual impairment assessment

The Company performed its now annual July 1 goodwill and indefinite-lived intangible asset impairment assessments during the fourth quarter of fiscal 2021 for all reporting units. For all reporting units, the fair value of goodwill was determined to exceed the carrying value, resulting in no impairment to goodwill as part of this test. As a result of the recent Milacron acquisition, there is less cushion or headroom for the reporting units with the Molding Technology Solutions reportable operating segment (see Note 4 to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K). The estimated fair value, as calculated at July 1, 2021, for the three reporting units within the Molding Technology Solutions reportable operating segment ranged from approximately 9% to 45% greater than their carrying value (3% to 16% at the previous impairment assessment date).

Impairment recorded in the prior year

Fourth quarter of 2020

As a result of classifying certain reporting units within the Advanced Process Solutions reportable operating segment as held for sale at September 30, 2020, the Company recorded a goodwill impairment of $16.9 during the fourth quarter of 2020. See Note 4 in the Consolidated Financial Statements for further information.

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

For certain reporting units within the Advanced Process Solutions reportable operating segment, an interim impairment review was triggered during the second quarter of 2020 by the Company’s decision to redirect its strategic investments as it focused on deleveraging following two major events: (1) the continued evaluation of the Company’s operations following the acquisition of Milacron completed on November 21, 2019, and (2) adverse macroeconomic conditions primarily driven by the ongoing COVID-19 pandemic. In connection with these events, the Company made the decision to limit its future strategic investment in its two reporting units that primarily sold and manufactured products in the flow control sector. The decision to limit future investment, as well as the Company’s updated forecasts, which considered the impact of the COVID-19 pandemic, reduced those reporting units’ anticipated annual revenue growth rates and corresponding profitability and cash flows. The annual revenue growth rates utilized in the Company’s fair value estimate are consistent with the reporting units’ operating plans. As a result of the change to expected future cash flows, along with comparable fair value information, the Company concluded that the carrying value for these reporting units exceeded their fair value, resulting in goodwill impairment charges of $72.3 during the second quarter of 2020. The pre-impairment goodwill balance for these reporting units was $95.2. Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name associated with one of these reporting units exceeded its fair value. As a result, an impairment charge of $0.7 was recorded for this trade name during the second quarter of 2020. The pre-impairment balance for this trade name was $4.4.

For the reporting units within the Molding Technology Solutions reportable operating segment, an interim impairment review was triggered during the second quarter of 2020, due to adverse macroeconomic conditions primarily driven by the ongoing COVID-19 pandemic. Subsequent to the Company completing the acquisition of Milacron on November 21, 2019, the Company revised its forecasts for all reporting units within the Molding Technology Solutions reportable operating segment due to the deterioration in the overall global economy largely as a result of the ongoing COVID-19 pandemic. As a result of the decline in forecasted net revenue, under the relief-from-royalty fair value method, the Company concluded that the carrying value of certain trade names and technology associated with these reporting units exceeded their fair value. As a result, impairment charges of $9.5 were recorded for these intangible assets during the second quarter of 2020. The pre-impairment balance for these intangible assets was $125.0.

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

The Company determined that at September 30, 2020, the TerraSource Global and flow control businesses met the criteria to be classified as held for sale, and therefore classified the related assets and liabilities as held for sale on the Consolidated Balance Sheets. During the fourth quarter of 2020, the Company recognized a non-cash charge of $62.3, which included a goodwill impairment of $16.9 and a valuation adjustment of $45.4, to recognize the assets of these businesses at fair value less estimated costs to sell. During the fourth quarter of 2021, the Company recognized a non-cash valuation adjustment of $11.2 to recognize TerraSource Global at fair value less estimated cost to sell based on the definitive agreement the Company entered into to sell TerraSource Global subsequent to September 30, 2021. The non-cash charges of $11.2 and $62.3, for the years ended September 30, 2021 and 2020, respectively, were recorded within the impairment charges caption on the Consolidated Statements of Operations. For further information, see discussion below within the Executive Overview section and Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

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

EXECUTIVE OVERVIEW

Hillenbrand is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world. Hillenbrand’s portfolio is composed of three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville®. Advanced Process Solutions designs, develops, manufactures, and services highly engineered industrial equipment and systems around the world. Molding Technology Solutions is a global leader in highly engineered and customized equipment and systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America.

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

During the year ended September 30, 2021, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and financial position.

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, and the virus continues to spread throughout the U.S. and other countries across the world. To limit the spread of COVID-19, national and local governments around the world have instituted certain measures, including travel restrictions, business curtailments, shelter-in-place orders, social distancing guidelines, and vaccine mandates.

The ongoing COVID-19 pandemic has impacted and is continuing to impact Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve, sometimes rapidly, including through the resurgence of COVID-19 due to variant strains of the virus and related governmental vaccine mandates. It is difficult to quantify the complete impact it had for 2021 or beyond, but the actions being undertaken to reduce the severity and spread of

COVID-19 are currently creating disruptions, and are likely to continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability and sufficiency of our supply chain.

We cannot reasonably estimate the duration, spread or severity of the ongoing COVID-19 pandemic and related variants as well as potential required vaccine or testing mandates; however, as a result of the current circumstances, we expect to continue to experience adverse impacts during 2022 within our Advanced Process Solutions and Molding Technology Solutions reportable operating segments. Should these conditions continue beyond 2021 for Advanced Process Solutions and Molding Technology Solutions reportable operating segments, or should the severity of COVID-19 increase, the Company would similarly expect adverse impacts on its net revenue, results of operations, and cash flows, depending upon the severity and length of time such conditions persist. The COVID-19 pandemic generally has had a favorable impact on the Batesville reportable operating segment’s net revenue, results of operations, and cash flows. However, given the ongoing and dynamic nature of COVID-19, we are currently not able to predict the extent and duration of the impact for 2022 or the potential negative impact that the estimated increase in deaths in North America due to the COVID-19 pandemic will have on future deaths when the pandemic has subsided. The timing and effectiveness of further vaccine development and rollout (including vaccine mandates), in addition to variants of the virus, could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during 2022 and beyond.

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

In addition, we believe various factors have contributed to the current labor shortage, particularly in the United States. We have started to experience effects of this labor shortage at certain production facilities, and we are mitigating this impact through the use of overtime and third-party outsourcing as warranted. It is possible that a prolonged shortage of qualified, available workers could result in a further increase in labor costs and could negatively affect our ability to efficiently operate our production facilities and our results of operations.

Supply Chain and Inflation

While global supply chains have recently suffered from various headwinds, supply chains supporting our products generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. To date, delays or shortages of raw materials have been limited and have not had a material impact on our results of operations. However, we have started to experience increasing delays of certain raw material components. From time to time, we may identify alternative suppliers to address the risk of a current supplier’s inability to deliver materials in volumes sufficient to meet our manufacturing needs, or we may choose to purchase certain materials in bulk volumes where we have supply chain scarcity concerns. It remains possible that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during 2022 and beyond.

We also experienced input cost inflation, including higher transportation costs, in fiscal 2021 as further discussed in our operations review. Pricing actions and supply chain productivity initiatives have and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s, results of operations, and cash flows during 2022 and beyond.

For additional information regarding labor, supply chain, and other risks, including those relating to the ongoing COVID-19 pandemic, see Item 1A of this Form 10-K.

Divestiture of flow control businesses and TerraSource Global

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The sale included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet as of September 30, 2021. The sale followed the Company's previously announced intent to exit certain non-strategic, sub-scale businesses, resulting in Red Valve being classified as held for sale at September 30, 2020.

As a result of the Red Valve divestiture, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the year ended September 30, 2021. The related tax effect resulted in tax expense of $9.3 and was included within income tax expense in the Consolidated Statement of Operations during the year ended September 30, 2021. The Company incurred $2.9 of transaction costs associated with the sale during the year ended September 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. Red Valve’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on December 31, 2020.

On March 10, 2021, the Company completed the divestiture of ABEL to IDEX Corporation in a transaction valued at $103.5. The sale included cash proceeds received at closing of $106.3, including working capital adjustments. The sale followed the Company's previously announced intent to exit certain non-strategic, sub-scale businesses, resulting in ABEL being classified as held for sale at September 30, 2020.

As a result of the sale, the Company recorded a pre-tax gain after post-closing adjustments of $35.5 in the Consolidated Statement of Operations during the year ended September 30, 2021. The related tax effect resulted in tax expense of $3.8 included within income tax expense in the Consolidated Statement of Operations during the year ended September 30, 2021. The Company incurred $3.9 of transaction costs associated with the sale during the year ended September 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. ABEL’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on March 10, 2021.

On October 22, 2021, the Company completed the divestiture of TerraSource Global. The results of operations and cash flows of the Company for all periods presented in the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K include TerraSource Global. For further information, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30,
	2021		2020 (1)
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$2,864.8	100.0	$2,517.0	100.0
Gross profit	957.3	33.4	813.3	32.3
Operating expenses	526.4	18.4	538.2	21.4
Amortization expense	55.7		71.9
(Gain) loss on divestitures	(67.1)		3.5
Impairment charges	11.2		144.8
Interest expense	77.6		77.4
Other income, net	0.3		4.0
Income tax expense	98.6		34.9
Net income (loss) attributable to Hillenbrand	249.9		(60.1)

(1) Included 315 days of operations related to Milacron following its acquisition on November 21, 2019, including operations of Cimcool prior to its divestiture on March 30, 2020

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020

Net revenue increased $347.8 (14%), which included favorable foreign currency impact (3%).

•Advanced Process Solutions’ net revenue increased $17.1 (1%) primarily due to an increase in large plastics systems sales, screening and separating equipment sales and favorable pricing, partially offset by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021 and lower aftermarket parts and service net revenue. Foreign currency impact increased net revenue by 4%.

•Molding Technology Solutions’ net revenue increased $259.9 (35%), primarily due to an additional 51 days of net revenue in 2021 compared to 2020 and an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020. Foreign currency impact increased net revenue by 2%.

•Batesville’s net revenue increased $70.8 (13%) primarily due to an increase in volume and an increase in average selling price. Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths associated with the ongoing COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $144.0 (18%). Gross profit margin improved 110 basis points to 33.4%. On an adjusted basis, which excluded restructuring and restructuring-related charges ($10.3 in 2021 and $3.1 in 2020), business acquisition, integration, and development costs ($3.8 in 2021 and $0.2 in 2020), inventory step-up charges of $40.7 in 2020, and costs associated with the COVID-19 pandemic of $1.6 in 2020, gross profit increased $113.6 (13%), and adjusted gross profit margin decreased 10 basis points to 34.0%.

•Advanced Process Solutions’ gross profit decreased $10.1 (2%), primarily driven by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, cost inflation, unfavorable mix, and an increase in restructuring and restructuring-related charges, partially offset by favorable pricing and productivity improvements including synergies. Foreign currency impact increased gross profit by 4%. Gross profit margin decreased 130 basis points to 34.4% in 2021, primarily due to an increase in restructuring and restructuring-related charges and business acquisition, integration, and development costs, cost inflation, and unfavorable mix, partially offset by pricing and productivity improvements.
Advanced Process Solutions’ gross profit included restructuring and restructuring-related charges ($7.6 in 2021 and $0.9 in 2020), business acquisition, disposition, and integration costs of $1.9 in 2021, and costs associated with the COVID-19 pandemic ($0.2 in 2020). Excluding these charges, adjusted gross profit decreased $1.2 (0.3%) and adjusted gross profit margin decreased 60 basis points to 35.2% compared to prior year.

•Molding Technology Solutions’ gross profit increased $118.8 (64%), primarily due to Milacron inventory step-up charges of $40.7 in 2020 that did not repeat in 2021, an additional 51 days of gross profit in 2021 compared to 2020, an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, and productivity improvements including synergies, which include savings from restructuring actions. These increases were partially offset by unfavorable mix, the divestiture of Cimcool, which occurred on March 30, 2020, and cost inflation. Foreign currency impact improved gross profit by 4%. Gross profit margin improved 530 basis points to 30.5%, primarily due to the inventory step-up charges of $40.7 in 2020 that did not repeat in 2021.

Molding Technology Solutions’ gross profit included Milacron inventory step-up charges of $40.7 in 2020, restructuring and restructuring-related charges ($2.6 in 2021 and $2.2 in 2020), business acquisition, disposition, and integration costs of $1.9 in 2021, and costs associated with the COVID-19 pandemic of $1.0 in 2020. Excluding these charges, adjusted gross profit increased $79.8 (35%) and adjusted gross profit margin decreased 20 basis points to 31.0% compared to prior year.

•Batesville’s gross profit increased $35.5 (19%) and gross profit margin improved 180 basis points to 36.1%. The increase in gross profit and gross profit margin was primarily due to higher volume, an increase in average selling price, and productivity initiatives, partially offset by inflation in commodities and wages and benefits and higher transportation and manufacturing costs required to respond to the surge in demand driven by the ongoing COVID-19 pandemic.

Batesville’s gross profit included restructuring and restructuring-related charges of $0.1 in 2021 and costs associated with the COVID-19 pandemic of $0.4 in 2020. Excluding these charges, adjusted gross profit increased $35.2 (19%) and adjusted gross profit margin improved 170 basis points to 36.1% in 2021.

Operating expenses decreased $11.8 (2%), primarily due to a decrease in business acquisition, disposition, and integration costs related to the acquisition of Milacron in the prior year and continued synergy realization related to the ongoing integration of the Milacron acquisition, partially offset by an increase in variable compensation, strategic investments, and cost inflation. Foreign currency impact increased operating expenses by 2.0%. Operating expenses as a percentage of net revenue improved 300 basis points to 18.4%. Operating expenses included the following items:

	Year Ended September 30,
	2021	2020
Business acquisition, disposition, and integration costs	$31.4	$76.1
Restructuring and restructuring-related charges	4.1	6.1
COVID-19 pandemic-related costs	—	1.4

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and costs associated with the COVID-19 pandemic detailed in the table above, operating expenses increased $36.5 (8%), which included unfavorable foreign currency impact (2%). Adjusted operating expenses as a percentage of net revenue improved 100 basis points to 17.1% compared to the prior year.

Amortization expense decreased $16.2 (23%), primarily due to backlog amortization of $10.0 in 2020 related to the Milacron acquisition that did not repeat, and the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, partially offset by an additional 51 days of Molding Technology Solutions amortization in 2021 compared to 2020. See Note 4 to our Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K for more information.

(Gain) loss on divestitures increased $70.6 due to gains on the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. See Note 4 to our Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K for more information.

Impairment charges decreased $133.6 due to $82.5 of impairments related to goodwill and intangible assets recorded during 2020 and $62.3 of non-cash charges (including a goodwill impairment charge and a valuation adjustment) related to assets held for sale during 2020, partially offset by $11.2 of a valuation adjustment related to TerraSource Global assets held for sale during 2021. For further information on the impairment charges, see Notes 2 and 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Other income, net decreased $3.7 (93%), primarily due to a decrease in foreign currency exchange gains.

The effective tax rate was 27.9% in fiscal 2021 compared to (188.6%) in fiscal 2020. The effective tax rate for fiscal 2021 differed from the statutory rate primarily due to the effect of taxes on foreign earnings and taxes on current and anticipated future distributions amongst our subsidiaries and the net tax effects of the divestiture and closure of certain businesses. The effective tax rate for fiscal 2020 differed from the statutory rate primarily due to the Company reporting a net loss for the year, while being in a taxable position, before utilization of tax attributes, for income tax purposes. The taxable position for 2020 was primarily driven by nondeductible impairment changes and taxable gains from the sale of the Cimcool business.

Our adjusted effective income tax rate was 28.7% in 2021 compared to 27.8% in 2020. The adjusted effective income tax rate primarily excludes the impact of the following items:

•the tax effect of the divestiture and closure of certain businesses in 2021 ($7.4 net tax expense in 2021)
•the tax effect on the divestiture of Cimcool in 2020 ($12.7 tax expense in 2020);
•the revaluation of deferred tax balances denominated in non-functional currencies ($1.6 tax expense in 2021)
•certain tax items related to the acquisition of Milacron, including:
◦the tax effect of Milacron carryforward tax attributes adversely impacting domestic taxes associated with the foreign income inclusion tax provisions ($0.6 and $17.5 tax expense in 2021 and 2020, respectively);
◦the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions ($6.5 tax benefit in 2020);
◦the tax effect of nondeductible acquisition expenses ($1.6 tax expense in 2020); and
•the tax effect of adjustments to (loss) income before income taxes.

Excluding these items, the increase in the current year adjusted effective tax rate was primarily due to an increase in tax expense associated with distributions from foreign subsidiaries, as well as recognition of provisions for uncertain tax positions.

OPERATIONS REVIEW — ADVANCED PROCESS SOLUTIONS

	Year Ended September 30,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$1,245.7	100.0	$1,228.6	100.0
Gross profit	428.2	34.4	438.3	35.7
Operating expenses	220.9	17.7	220.5	17.9
Amortization expense	19.4		29.5
Impairment charges	11.2		135.3

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020

Net revenue increased $17.1 (1%) primarily due to an increase in large plastics systems sales, screening and separating equipment sales and favorable pricing, partially offset by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, and lower aftermarket parts and service net revenue. Foreign currency impact increased net revenue by 4%.

We expect future net revenue for Advanced Process Solutions to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Though backlog can be an indicator of future net revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars. Order backlog increased $361.4 (37%) from $988.0 at September 30, 2020, to $1,349.4 at September 30, 2021, primarily driven by increased demand for large plastics systems. On a sequential basis, order backlog decreased $28.6 (2%) to $1,349.4 at September 30, 2021, down from $1,378.0 at June 30, 2021, primarily due to the impact of foreign currency.

Gross profit decreased $10.1 (2%) primarily driven by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021, cost inflation, unfavorable mix, and an increase in restructuring and restructuring-related charges, partially offset by favorable pricing and productivity improvements including synergies. Foreign currency impact increased gross profit by 4%. Gross profit margin decreased 130 basis points to 34.4% in 2021, primarily due to an increase in restructuring and restructuring-related charges and business acquisition, integration, and development costs, cost inflation, and unfavorable mix, partially offset by pricing and productivity improvements.

Advanced Process Solutions’ gross profit included restructuring and restructuring-related charges ($7.6 in 2021 and $0.9 in 2020), business acquisition, disposition, and integration costs of $1.9 in 2021, and costs associated with the COVID-19 pandemic of $0.2 in 2020. Excluding these charges, adjusted gross profit decreased $1.2 (0.3%) and adjusted gross profit margin decreased 60 basis points to 35.2% compared to prior year.

Operating expenses increased $0.4 (0.2%), primarily due to an increase in strategic investments, variable compensation, and cost inflation, partially offset by the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021 and synergy savings from restructuring actions. Foreign currency impact increased operating expenses by 4%. Operating expenses as a percentage of net revenue improved 20 basis points to 17.7% in 2021.

Operating expenses included business acquisition, disposition, and integration costs ($3.1 in 2021 and $1.4 in 2020), restructuring and restructuring-related charges ($2.5 in 2021 and $2.8 in 2020), and costs associated with the COVID-19 pandemic ($0.9 in 2020).  Excluding these items, adjusted operating expenses decreased $0.5 (0.2%), which included unfavorable foreign currency impact (4%). Adjusted operating expenses as a percentage of net revenue improved 20 basis points to 17.3% in 2021.

Amortization expense decreased $10.1 (34%), primarily due to the divestitures of Red Valve on December 31, 2020 and ABEL on March 10, 2021. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information.

Impairment charges decreased $124.1 due to $73.0 of impairments related to goodwill and intangible assets recorded during 2020 and $62.3 of non-cash charges (including a goodwill impairment charge and a valuation adjustment) related to assets held for sale during 2020, partially offset by $11.2 of a valuation adjustment related to TerraSource Global assets held for sale during 2021. For further information on the impairment charges, see Notes 2 and 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

OPERATIONS REVIEW — MOLDING TECHNOLOGY SOLUTIONS

	Year Ended September 30, 2021
	2021		2020 (1)
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$995.7	100.0	$735.8	100.0
Gross profit	304.1	30.5	185.3	25.2
Operating expenses	142.4	14.3	129.1	17.5
Amortization expense	36.3		42.4
Impairment charges	—		9.5

(1) Included 315 days of operations related to Milacron following its acquisition on November 21, 2019, including operations of Cimcool prior to its divestiture on March 30, 2020

Molding Technology Solutions 2020 results were significantly impacted by the non-recurring effects of the fair value adjustments to inventories ($40.7 during 2020) and order backlog ($10.0 during 2020) required by acquisition accounting. These fair value adjustments were charged to the Consolidated Statements of Operations over the respective periods that inventories were expected to be consumed and order backlog was expected to be realized as net revenue all of which occurred in 2020.

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020

Net revenue increased $259.9 (35%), primarily due to an additional 51 days of net revenue in 2021 compared to 2020 and an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020. Foreign currency impact increased net revenue by 2%.

Order backlog increased $123.0 (51%) from $242.6 at September 30, 2020, to $365.6 at September 30, 2021. The increase in order backlog was primarily driven by an increase in orders within our injection molding and extrusion equipment product lines. On a sequential basis, order backlog decreased $22.3 (6%) to $365.6 at September 30, 2021, down from $387.9 at June 30, 2021. The decrease in order backlog was primarily driven by a decrease in orders within our injection molding equipment product lines.

Gross profit increased $118.8 (64%) primarily due to Milacron inventory step-up charges of $40.7 in 2020 that did not repeat in 2021, an additional 51 days of gross profit in 2021 compared to 2020, an increase in demand for injection molding, extrusion, and hot runner equipment and aftermarket parts and service, and productivity improvements including synergies, which include savings from restructuring actions, partially offset by unfavorable mix, the divestiture of Cimcool, which occurred on March 30, 2020, and cost inflation. Foreign currency impact improved gross profit by 4%. Gross profit margin improved 530 basis points to 30.5%, primarily due to the inventory step-up charges of $40.7 in 2020 that did not repeat in 2021.

Molding Technology Solutions’ gross profit included Milacron inventory step-up charges of $40.7 in 2020, restructuring and restructuring-related charges ($2.6 in 2021 and $2.2 in 2020), business acquisition, disposition, and integration costs of $1.9 in 2021, and costs associated with the COVID-19 pandemic of $1.0 in 2020. Excluding these charges, adjusted gross profit increased $79.8 (35%) and adjusted gross profit margin decreased 20 basis points to 31.0%.

Operating expenses increased $13.3 (10%), primarily due to an additional 51 days of operating expenses in 2021 compared to 2020 and an increase in variable compensation, partially offset by the divestiture of Cimcool, which occurred on March 30, 2020, and synergies, which include savings from restructuring actions. Foreign currency impact increased operating expense by 2%. Operating expenses as a percentage of net revenue improved 320 basis points to 14.3%.

Operating expenses included business acquisition, disposition, and integration costs of $1.1 in 2021 and $4.1 in 2020 (including severance costs related to the integration), restructuring and restructuring-related charges ($0.7 in 2021 and $2.6 in 2020), and costs associated with the COVID-19 pandemic of $0.4 in 2020. Excluding these charges, adjusted operating expenses as a percentage of net revenue improved 250 basis points to 14.1%, primarily driven by operating leverage.

Amortization expense decreased $6.1 (14%), primarily due to backlog amortization of $10.0 in 2020 that did not repeat, partially offset by an additional 51 days of amortization in 2021 compared to 2020.

Impairment charges decreased $9.5 due to identifiable intangible asset impairments recorded in 2020 that did not repeat in 2021. See Note 2 of our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the impairment charges.

OPERATIONS REVIEW — BATESVILLE

	Year Ended September 30,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$623.4	100.0	$552.6	100.0
Gross profit	225.0	36.1	189.5	34.3
Operating expenses	75.0	12.0	71.2	12.9

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020

Net revenue increased $70.8 (13%), primarily due to an increase in volume and an increase in average selling price. Higher volume was driven by an increase in burial casket sales primarily due to estimated higher deaths associated with the ongoing COVID-19 pandemic, partially offset by an estimated increased rate at which families opted for cremation.

Gross profit increased $35.5 (19%), and gross profit margin improved 180 basis points to 36.1%. The increase in gross profit and gross profit margin was primarily due to higher volume, an increase in average selling price, and productivity initiatives, partially offset by inflation in commodities and wages and benefits and higher transportation and manufacturing costs required to respond to the surge in demand driven by the ongoing COVID-19 pandemic.

Batesville’s gross profit included restructuring and restructuring-related charges of $0.1 in 2021 and costs associated with the COVID-19 pandemic of $0.4 in 2020 Excluding these charges, adjusted gross profit increased $35.2 (19%) and adjusted gross profit margin improved 170 basis points to 36.1% in 2021.

Operating expenses increased $3.8 (5%) to $75.0 in 2021, primarily due to an increase in variable compensation and cost inflation. Operating expenses as a percentage of net revenue improved 90 basis points to 12.0%, primarily due to the increase in volume.

Operating expenses included restructuring and restructuring-related charges ($0.8 in 2021 and $0.6 in 2020). Excluding these charges, adjusted operating expenses increased $3.2 (5%), and adjusted operating expenses as a percentage of net revenue improved 90 basis points to 11.8% in 2021.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$62.0	2.2	$46.9	1.9
Business acquisition, disposition, and integration costs	26.1	0.9	70.2	2.9
Restructuring and restructuring-related charges	—	—	0.2	—
Other	—	—	0.1	—
Operating expenses	$88.1	3.1	$117.4	4.7

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

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020

Operating expenses decreased $29.3 (25%) in 2021, primarily due to a decrease in business acquisition, disposition, and integration costs as a result of the acquisition of Milacron and the divestiture of Cimcool in the prior year, partially offset by an increase in variable compensation and strategic investments. These expenses as a percentage of net revenue were 3.1%, an improvement of 160 basis points from the prior year.

Core operating expenses increased $15.1 (32%) in 2021, primarily driven by an increase in variable compensation and strategic investments. These expenses as a percentage of net revenue were 2.2%, an increase of 30 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income (loss), the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA.

	Year Ended September 30,
	2021	2020
Consolidated net income (loss)	$255.2	$(53.4)
Interest income	(3.4)	(3.2)
Interest expense	77.6	77.4
Income tax expense	98.6	34.9
Depreciation and amortization	115.2	130.6
EBITDA	543.2	186.3
Impairment charges (1)	11.2	144.8
Business acquisition, disposition, and integration costs (2)	34.5	77.2
Restructuring and restructuring-related charges (3)	14.5	9.3
Inventory step-up (4)	—	40.7
(Gain) loss on divestiture (5)	(67.1)	3.5
Other	1.9	2.6
Adjusted EBITDA	$538.2	$464.4

(1)Hillenbrand recorded a $11.2 valuation adjustment related to assets held for sale within the Advanced Process Solutions reportable operating segment during 2021. Hillenbrand recorded $82.5 of impairment charges related to goodwill and certain intangible assets within both the Advanced Process Solutions and Molding Technology Solutions reportable operating segments during the second quarter of 2020 and $62.3 of non-cash charges (including a goodwill impairment charge and a valuation adjustment) related to TerraSource Global assets held for sale within the Advanced Process Solutions reportable operating segment during the fourth quarter of 2020. For further information on the impairment charges, see Notes 2 and 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
(2)Business acquisition, disposition, and integration costs during 2021 primarily included professional fees and employee-related costs attributable to the integration of Milacron and divestitures of Red Valve and ABEL, as well as the anticipated divestiture of TerraSource Global. Business acquisition, disposition, and integration costs during 2020 primarily included $25.7, of expenses for the settlement of outstanding Milacron share-based equity awards, professional fees, and severance and employee-related costs in connection with the acquisition and integration of Milacron. The remaining costs incurred during 2020 were primarily related to professional fees and other transaction costs in connection with the divestiture of Cimcool.

(3)Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during 2021 and 2020.
(4)Represents the non-cash charges related to the fair value adjustment of inventories acquired in connection with the acquisition of Milacron during 2020. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information on the acquisition of Milacron.
(5)The current year amount represents the gain on divestitures of Red Valve and ABEL during 2021. The prior year amount represents the loss on the divestiture of Cimcool during 2020. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information on the divestiture of Cimcool.

Consolidated net income (loss) for 2021 compared to 2020 increased $308.6 (578%). The increase was primarily driven by impairment charges, inventory step-up charges and additional amortization of intangible assets in relation to the acquisition of Milacron in 2020 that did not repeat in 2021, a decrease in business acquisition, disposition, and integration costs, primarily in relation to the acquisition of Milacron, gains on the divestitures of Red Valve and ABEL in 2021, an increase in demand for equipment and aftermarket parts and service at the Molding Technology Solutions reportable operating segment, pricing and productivity improvements, an increase in volume at the Batesville reportable operating segment, and an additional 51 days of results from the Molding Technology Solutions reportable operating segment compared to the prior year as a result of the timing of the Milacron acquisition (closed November 21, 2019). This increase in consolidated net income (loss) was partially offset by an increase in income tax expense, cost inflation, an increase in variable compensation, and unfavorable mix. Foreign currency impact increased consolidated net income (loss) $10.5.

Consolidated adjusted EBITDA for 2021 compared to 2020 increased $73.8 (16%). The increase was primarily due an increase in demand for equipment and aftermarket parts and service at the Molding Technology Solutions reportable operating segment, pricing and productivity improvements, an increase in volume at the Batesville reportable operating segment, and an additional 51 days of results from the Molding Technology Solutions reportable operating segment compared to the prior year as a result of the timing of the Milacron acquisition (closed November 21, 2019). This increase in consolidated adjusted EBITDA was partially offset by cost inflation, unfavorable mix, and an increase in variable compensation. Foreign currency impact increased adjusted EBITDA by $15.2.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months.  We describe actual results in generating and using cash by comparing 2021 to 2020.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.
We have taken proactive measures to maintain financial flexibility within the landscape of the ongoing COVID-19 pandemic. We believe the Company ended the year with, and continues to have, sufficient liquidity to operate in the current business environment.

As of September 30, 2021, we had $883.6 of maximum borrowing capacity under the Revolver, all of which was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $16.4 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, operating companies within the Advanced Process Solutions reportable operating segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of September 30, 2021, we had guarantee arrangements totaling $411.5, under which $254.0 was utilized for this purpose. These arrangements include the €175.0 Syndicated Letter of Guarantee Facility Agreement (the “L/G Facility Agreement”). Under the L/G Facility Agreement, unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €45, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of September 30, 2021, we had a transition tax liability of $18.9. The cash at our international subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $397.7 at September 30, 2021. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

COVID-19 impact

As discussed in the COVID-19 impact section above, the Company has taken actions aimed to safeguard its capital position in the ongoingCOVID-19 environment. We believe the Company has sufficient liquidity to operate in the current business environment. The challenges posed by the ongoing COVID-19 pandemic on our businesses continue to evolve rapidly and are likely to evolve further as the COVID-19 pandemic continues and the vaccine rollout, including any potential vaccine or testing mandate, is in process. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and any of the variant strains of the virus, and we plan to take necessary steps to manage through such developments.

TerraSource Global and flow control businesses

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which operated within the Advanced Process Solutions reportable operating segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. On December 31, 2020, the Company completed the divestiture of its Red Valve business, on March 10, 2021, the Company completed the divestiture of its ABEL business, and on October 22, 2021, the Company completed the divestiture of TerraSource Global. We have used cash proceeds generated from the divestitures of these businesses primarily to further improve our liquidity position.

Leverage update

The Company’s net leverage (defined as debt, net of cash, to adjusted EBITDA) at September 30, 2021 was 1.4x. Given the strength of the Company’s Consolidated Balance Sheet and with leverage within our targeted range, the Company has resumed consideration of strategic acquisitions and opportunistic share repurchases in support of its capital structure objectives.

Other activities

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $18.9 recorded as of September 30, 2021. The transition tax liability is expected to be paid over the next four years.

In December 2018, our Board of Directors authorized a new share repurchase program of up to $200.0. We repurchased 2,792,205 shares of our common stock during 2021, at a total cost of $121.1 and at an average share price of $43.37. At September 30, 2021, we had approximately $78.9 remaining for share repurchases under the existing authorization by the Board of Directors. Subsequent to September 30, 2021, the Company has repurchased an additional 624,317 shares of common stock at a total cost of $28.9.

Our anticipated contribution to our defined benefit pension plans in 2022 is $10.9. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay approximately $15.7 in cash dividends each quarter based on our outstanding common stock at September 30, 2021. We increased our quarterly dividend in 2021 to $0.2150 per common share from $0.2125 per common share paid in 2020.

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

Key liquidity events

$350.0 senior unsecured notes

On March 3, 2021, we issued $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”). The 2021 Notes were issued at par value and bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears beginning September 2021.

Amendments to current financing agreements

The Company’s June 14, 2021 amendment to the Credit Agreement, among other things, amended certain provisions implemented in May 2020 in response to the COVID-19 pandemic given the Company’s improved financial condition. The primary amendments in this regard (i) decrease the maximum permitted leverage ratio to 3.50 to 1:00 but permit the Company to increase the maximum permitted leverage ratio to 4.00 to 1.00 for 3 consecutive fiscal quarters following certain acquisitions; (ii) decrease the applicable margin (the “Applicable Rate”) paid on revolving loans at certain pricing levels; and (iii) remove additional pricing levels previously added to the Applicable Rate under certain circumstances.

See Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details on these amendments.

Cash Flows

	Year Ended September 30,
(in millions)	2021	2020
Cash flows provided by (used in)
Operating activities	$528.4	$354.8
Investing activities	126.0	(1,295.9)
Financing activities	(523.3)	854.9
Effect of exchange rate changes on cash and cash equivalents	8.0	(1.4)
Net cash flows	$139.1	$(87.6)

Operating Activities

Operating activities provided $528.4 of cash during 2021, and provided $354.8 of cash during 2020, a $173.6 (49%) increase.  The increase in operating cash flow was primarily due to favorable timing of working capital requirements and a decrease in payments for business acquisition, disposition, and integration costs in relation to the acquisition of Milacron and divestiture of Cimcool, partially offset by an increase in tax payments.

Working capital requirements for the Advanced Process Solutions and Molding Technology Solutions reportable operating segments may fluctuate due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project.  Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $1,421.9 decrease in cash used in investing activities during 2021 was primarily due to a cash outflow of $1,503.1 for the acquisition of Milacron in the prior year. The Company received proceeds of $165.8 from the divestitures of Red Valve and ABEL in 2021, $221.9 from the divestiture of Cimcool in fiscal 2020 and $21.2 of proceeds from the sale of property, plant, and equipment, primarily related to the sale of two Molding Technology Solutions reportable operating segment manufacturing facilities during 2020. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information on these acquisitions and divestitures.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to utilize our cash to pay down debt unless it is needed to fund an acquisition.  Daily borrowing and repayment activity under the Revolver may fluctuate significantly between periods as we fulfill the capital needs of our business units.

Cash used in financing activities during 2021 was $523.3, including $338.8 of debt repayments, net of proceeds, which included $350.0 of senior unsecured notes issued in 2021. Cash provided by financing activities during 2020 was $854.9, including $936.7 of proceeds, net of debt repayments. The change in cash provided by financing activities was primarily due to financing activity for the acquisition of Milacron in the prior year, including the issuance of two term loans totaling $725.0.

The Company repurchased $121.1 of its common stock during 2021. We returned $64.0 to shareholders in 2021 in the form of quarterly dividends compared to $63.4 in 2020.  We increased our quarterly dividend in 2021 to $0.2150 per common share from $0.2125 paid during 2020.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees at September 30, 2021, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations not quantified elsewhere in this Form 10-K as of September 30, 2021.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable and other obligations we have already incurred, have recorded, and disclosed in the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on financing agreements (1)	319.8	60.5	121.0	80.3	58.0
Purchase obligations (2)	430.4	397.3	32.0	1.1	—
Other obligations (3)	34.7	12.1	8.7	12.4	1.5
Total contractual obligations (4)(5)	$784.9	$469.9	$161.7	$93.8	$59.5

(1)Cash obligations for interest requirements relate to our fixed-rate debt obligations at the contractual rates as of September 30, 2021.
(2)Agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(3)Primarily includes estimated payments for transition tax liability, the estimated liquidation of liabilities related to both our short-term and long-term casket pricing obligation, self-insurance reserves, and severance payments.
(4)We have excluded from the table our $40.5 liability related to uncertain tax positions as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.
(5)See Notes 5, 6, and 7 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for lease, financing, and pension obligations, respectively.

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

	September 30, 2021	September 30, 2020
Combined Balance Sheets Information:
Current assets (1)	$1,311.6	$2,088.7
Non-current assets	5,692.1	4,548.4
Current liabilities (1)	581.8	2,067.7
Non-current liabilities	1,303.9	1,596.8

	Year Ended September 30, 2021	Year Ended September 30, 2020
Combined Statements of Operations Information:
Net revenue (2)	$999.0	$859.6
Gross profit	374.2	387.0
Net (loss) income attributable to Obligors	557.6	(32.1)

(1) Current assets include intercompany receivables from non-guarantors of $596.8 as of September 30, 2021 and current liabilities included intercompany payables with non-guarantors $256.2 as of September 30, 2020.
(2) Revenue includes intercompany sales with non-guarantors of $35.8 as of September 30, 2021 and $55.5 as of September 30, 2020.

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

We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, wood, red metals, and fuel.  While these materials are typically available from multiple suppliers, commodity raw materials are subject to market price fluctuations.  We generally buy these commodities based upon market prices that are established with the supplier as part of the purchasing process.  We generally attempt to obtain firm pricing from our larger suppliers for volumes consistent with planned production.  To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or if our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain supply chain efficiencies, including as a result of current global supply chain disruptions, to offset increases in commodity costs.

At September 30, 2021, we did not have variable rate debt. If and when we borrow on the Revolver, we are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest that is based upon, at the Company’s option, the LIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement) plus a margin based on the Company’s leverage ratio.

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

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  The aggregate notional amount of all derivative instruments was $186.4 and $232.8 at September 30, 2021 and 2020, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $1.9 and $2.6 (included in other current assets and other assets) and liabilities of $2.5 and $1.6 (included in other current liabilities) at September 30, 2021 and 2020, respectively. The fair value of these financial instruments would hypothetically change by approximately $6.2 and $8.5 as of September 30, 2021 and 2020, respectively, if there were a 10% movement in end-of-period market rates.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our Consolidated Balance Sheets.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation or depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of approximately $121.0 and $132.0 as of September 30, 2021 and 2020, respectively.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2021.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Hillenbrand, Inc.’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hillenbrand, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes and consolidated financial statement schedule listed in the Index at Item 15(a)(2) and our report dated November 17, 2021, expressed an unqualified opinion thereon.

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
November 17, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hillenbrand, Inc. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended, and the related notes and consolidated financial statement schedule listed in the Index at Item 15(a)(2) (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 17, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Over Time Revenue Recognition for Long-Term Manufacturing Contracts
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, $636.6 million of the Company’s total net revenue for the year ended September 30, 2021 relates to net revenue recognized over time from long-term manufacturing contracts and is based on the cost-to-cost input method. Under this method, the Company recognizes net revenue, cost and gross margin over time based on costs incurred to date relative to total estimated cost at completion.

Auditing the Company's measurement of net revenue recognized over time on long-term manufacturing contracts is especially challenging because it involves subjective management assumptions regarding the estimated remaining costs of the long-term manufacturing contract that could span from several months to several years. These assumptions could be impacted by labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors and may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to recognize net revenue over time on long-term manufacturing contracts, including controls over management’s review of the significant underlying assumptions described above.

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

Evaluation of Goodwill Impairment for the Reporting Units within the Molding Technology Solutions reportable operating segment
Description of the Matter
At September 30, 2021, the Company has recorded goodwill of $675.4 million within the Molding Technology Solutions reportable operating segment. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually on July 1st, or more frequently upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the reporting unit may have decreased below the carrying value. The Company’s annual impairment test on July 1, 2021, did not result in an impairment of goodwill for any of the Company’s reporting units.

Auditing management’s annual goodwill impairment test on July 1, 2021, related to the reporting units within the Molding Technology Solutions reportable operating segment was challenging due to the complexity of forecasting the long-term cash flows of these reporting units and the significant estimation uncertainty of certain assumptions included within such forecasts. The significant estimation uncertainty was primarily due to the sensitivity of the reporting units’ fair value to changes in the significant assumptions used in the income approach, such as forecasted net revenue, EBITDA margins, long-term growth rates, and discount rates. These significant assumptions require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and macroeconomic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill impairment process, including controls over management’s review of the significant assumptions described above and controls over management’s review of its financial forecasts and carrying values of its reporting units.

To test the estimated fair value of the reporting units within the Molding Technology Solutions reportable operating segment, we performed audit procedures that included, among others, using an internal valuation specialist to assist in our evaluation of the methodologies and certain significant assumptions used by the Company, specifically the discount rates. We assessed the reasonableness of the Company’s assumptions around forecasted net revenue, EBITDA margins, long-term growth rates, and discount rates by comparing those assumptions to recent historical performance, current economic and industry trends, and financial forecasts. We also assessed the reasonableness of estimates included in the Company’s reporting units’ financial forecasts by evaluating how such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy of forecasting reporting unit net revenue and EBITDA margins by comparing past forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the reporting units fair value calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Cincinnati, Ohio
November 17, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hillenbrand, Inc.:

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows of Hillenbrand, Inc. and its subsidiaries (the “Company”) for the year ended September 30, 2019 including the related notes and financial statement schedule of valuation and qualifying accounts as of and for the year ended September 30, 2019 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
November 13, 2019 except for the effects of the reclassification of assets and liabilities to held for sale discussed in Note 4 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's 2020 Annual Report on Form 10-K, as to which the date is November 12, 2020.

We served as the Company's auditor from 2007 to 2019.

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Net revenue	$2,864.8	$2,517.0	$1,807.3
Cost of goods sold	1,907.5	1,703.7	1,184.3
Gross profit	957.3	813.3	623.0
Operating expenses	526.4	538.2	379.7
Amortization expense	55.7	71.9	32.5
(Gain) loss on divestitures	(67.1)	3.5	—
Impairment charges	11.2	144.8	—
Interest expense	77.6	77.4	27.4
Other income (expense), net	0.3	4.0	(6.7)
Income (loss) before income taxes	353.8	(18.5)	176.7
Income tax expense	98.6	34.9	50.5
Consolidated net income (loss)	255.2	(53.4)	126.2
Less: Net income attributable to noncontrolling interests	5.3	6.7	4.8
Net income (loss) attributable to Hillenbrand	$249.9	$(60.1)	$121.4

Net income (loss) — per share of common stock
Basic earnings (loss) per share	$3.34	$(0.82)	$1.93
Diluted earnings (loss) per share	$3.31	$(0.82)	$1.92
Weighted-average shares outstanding — basic	74.9	73.4	62.9
Weighted-average shares outstanding — diluted	75.4	73.4	63.3

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended September 30,
	2021	2020	2019
Consolidated net income (loss)	$255.2	$(53.4)	$126.2
Other comprehensive (loss) income, net of tax
Currency translation	34.1	43.1	(20.6)
Pension and postretirement (net of year-to-date (benefit) tax expense of ($6.3), $0.2, and $7.7)	20.4	(1.3)	(21.3)
Change in net unrealized gain on derivative instruments (net of year-to-date (benefit) expense of $0.0, $0.0, and $0.2)	1.9	1.5	(14.5)
Total other comprehensive income (loss), net of tax	56.4	43.3	(56.4)
Consolidated comprehensive income (loss)	311.6	(10.1)	69.8
Less: Comprehensive income attributable to noncontrolling interests	5.2	6.2	4.8
Comprehensive income (loss) attributable to Hillenbrand	$306.4	$(16.3)	$65.0

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$446.1	$302.2
Trade receivables, net	323.5	279.5
Receivables from long-term manufacturing contracts	121.9	138.1
Inventories	411.6	385.4
Prepaid expenses and other current assets	75.2	83.2
Current assets held for sale	56.2	181.3
Total current assets	1,434.5	1,369.7
Property, plant, and equipment, net	295.1	314.2
Operating lease right-of-use assets	138.1	154.4
Intangible assets, net	913.9	960.7
Goodwill	1,168.6	1,137.8
Other long-term assets	64.7	50.6
Total Assets	$4,014.9	$3,987.4

LIABILITIES
Current Liabilities
Trade accounts payable	$361.3	$271.6
Liabilities from long-term manufacturing contracts and advances	296.6	189.1
Current portion of long-term debt	—	36.3
Accrued compensation	123.5	96.1
Current liabilities held for sale	18.9	32.5
Other current liabilities	234.8	226.5
Total current liabilities	1,035.1	852.1
Long-term debt	1,212.9	1,516.3
Accrued pension and postretirement healthcare	151.6	166.8
Operating lease liabilities	105.6	120.9
Deferred income taxes	206.7	185.8
Other long-term liabilities	70.8	66.1
Total Liabilities	2,782.7	2,908.0

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 72.7 and 74.8 shares outstanding)	—	—
Additional paid-in capital	725.4	723.6
Retained earnings	666.2	481.4
Treasury stock (3.1 and 1.0 shares), at cost	(135.7)	(43.2)
Accumulated other comprehensive loss	(46.3)	(102.8)
Hillenbrand Shareholders’ Equity	1,209.6	1,059.0
Noncontrolling interests	22.6	20.4
Total Shareholders’ Equity	1,232.2	1,079.4

Total Liabilities and Equity	$4,014.9	$3,987.4

 See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2021	2020	2019
Operating Activities
Consolidated net income (loss)	$255.2	$(53.4)	$126.2
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	115.1	130.6	58.5
Impairment charges	11.2	144.8	—
Deferred income taxes	12.2	(19.5)	6.7
Amortization of deferred financing costs	7.2	3.9	6.8
Settlement of interest rate swaps, net	—	—	(13.8)
Share-based compensation	19.7	14.0	12.0
Settlement of Milacron share-based equity awards	—	5.9	—
(Gain) loss on divestitures	(67.1)	3.5	—
Trade receivables and receivables from long-term manufacturing contracts	(24.2)	91.7	(66.2)
Inventories	(33.4)	58.5	(8.6)
Prepaid expenses and other current assets	(1.7)	19.0	(7.6)
Trade accounts payable	91.3	(68.2)	46.4
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	148.2	(2.5)	36.0
Income taxes payable	(5.9)	16.4	(9.6)
Defined benefit plan funding	(11.6)	(12.4)	(10.3)
Defined benefit plan expense	3.1	6.8	3.5
Other, net	9.1	15.7	(1.1)
Net cash provided by operating activities	528.4	354.8	178.9

Investing Activities
Capital expenditures	(40.0)	(35.9)	(25.5)
Proceeds from sales of property, plant, and equipment	0.2	21.2	0.2
Acquisitions of businesses, net of cash acquired	—	(1,503.1)	(25.9)
Proceeds from divestitures, net of cash divested	165.8	221.9	—
Net cash provided by (used in) investing activities	126.0	(1,295.9)	(51.2)

Financing Activities
Proceeds from issuance of long-term debt	350.0	1,125.2	374.4
Repayments of long-term debt	(688.8)	(186.3)	—
Proceeds from revolving credit facility	395.0	1,351.7	897.3
Repayments on revolving credit facility	(395.0)	(1,353.9)	(990.4)
Payment of deferred financing costs	(5.4)	(14.7)	(7.5)
Payment of dividends on common stock	(64.0)	(63.4)	(52.6)
Repurchases of common stock	(121.1)	—	—
Proceeds from stock option exercises and other	13.1	1.2	2.6
Payments for employee taxes on net settlement equity awards	(3.5)	(1.9)	(4.2)
Other, net	(3.6)	(3.0)	(2.1)
Net cash (used in) provided by financing activities	(523.3)	854.9	217.5

Effect of exchange rate changes on cash and cash equivalents	8.0	(1.4)	(2.3)

Net cash flows	139.1	(87.6)	342.9

Cash, cash equivalents, and restricted cash:
At beginning of period	311.8	399.4	56.5
At end of period	$450.9	$311.8	$399.4

Cash paid for interest	$63.2	$56.7	$19.9
Cash paid for income taxes	$93.2	$39.2	$53.3
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$446.1	$302.2
Short-term restricted cash included in other current assets	1.3	9.6
Cash and cash equivalents held for sale	3.5	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$450.9	$311.8
See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2018	63.9	$351.4	$531.0	1.6	$(67.1)	$(84.2)	$13.0	$744.1
Total other comprehensive loss, net of tax	—	—	—	—	—	(56.4)	—	(56.4)
Net income	—	—	121.4	—	—	—	4.8	126.2
Issuance/retirement of stock for stock awards/options	—	(18.6)	—	(0.4)	17.0	—	—	(1.6)
Share-based compensation	—	12.0	—	—	—	—	—	12.0
Dividends ($0.8400 per share)	—	0.5	(53.1)	—	—	—	(2.1)	(54.7)
Other	—	—	0.2	—	—	—	—	0.2
Balance at September 30, 2019	63.9	345.3	599.5	1.2	(50.1)	(140.6)	15.7	769.8
Total other comprehensive loss, net of tax	—	—	—	—	—	43.8	(0.5)	43.3
Net (loss) income	—	—	(60.1)	—	—	—	6.7	(53.4)
Issuance/retirement of stock for stock awards/options	—	(7.6)	—	(0.2)	6.9	—	—	(0.7)
Share-based compensation	—	14.0	—	—	—	—	—	14.0
Dividends ($0.8500 per share)	—	0.6	(64.0)	—	—	—	(1.5)	(64.9)
Common stock issued to acquire Milacron (see Note 4)	11.9	371.3	—	—	—	—	—	371.3
Reclassifications of certain income tax effects (1)	—	—	6.0	—	—	(6.0)	—	—
Balance at September 30, 2020	75.8	723.6	481.4	1.0	(43.2)	(102.8)	20.4	1,079.4
Total other comprehensive income (loss), net of tax	—	—	—	—	—	56.5	(0.1)	56.4
Net income	—	—	249.9	—	—	—	5.3	255.2
Issuance/retirement of stock for stock awards/options	—	(19.0)	—	(0.7)	28.6	—	—	9.6
Share-based compensation	—	19.7	—	—	—	—	—	19.7
Purchases of common stock	—	—	—	2.8	(121.1)	—	—	(121.1)
Dividends ($0.8600 per share)	—	1.1	(65.1)	—	—	—	(3.0)	(67.0)
Balance at September 30, 2021	75.8	725.4	666.2	3.1	(135.7)	(46.3)	22.6	1,232.2

(1)Income tax effects of the Tax Act (as defined in Note 2) were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02. See Note 11 for more information.

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

Hillenbrand’s portfolio is composed of three reportable operating segments:  Advanced Process Solutions, Molding Technology Solutions, and Batesville®.  Advanced Process Solutions operating companies design, develop, manufacture, and service highly engineered industrial equipment and systems around the world. Molding Technology Solutions is a global leader in highly engineered and customized equipment and systems in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries unless context otherwise requires.

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, and the effects of the ongoing COVID-19 pandemic and such associated measures on management’s estimates and results of operations through September 30, 2021 are reflected in the Consolidated Financial Statements. Given the unprecedented nature of the ongoing COVID-19 pandemic, the Company cannot reasonably estimate the full extent of the impact that the ongoing COVID-19 pandemic will continue to have on its consolidated financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the ongoing COVID-19 pandemic subsides or if variant strains of the virus further impact the global economy or the Company. Events and changes in circumstances arising after September 30, 2021, including those resulting from the ongoing impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings.

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

Use of estimates — The Company prepared the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the reporting period.  The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, government policies surrounding the containment of the ongoing COVID-19 pandemic and changes in the prices of raw materials, can have a significant effect on operations. Actual results could differ from those estimates.

Foreign currency translation — The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive loss in shareholders’ equity.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in other (expense) income, net within the Consolidated Statements of Operations when the transaction is settled.

Cash and cash equivalents include short-term investments with original maturities of three months or less.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing trade receivables portfolio.  The allowance for cash discounts and sales returns reserve are based upon historical experience and trends.  Account balances are charged against the allowance when the Company believes it is probable the receivable will not be recovered. The Company generally holds trade receivables until they are collected.  At September 30, 2021 and 2020, the Company had reserves against trade receivables of $26.0 and $24.0, respectively.

The Company specifically considered the impact of the ongoing COVID-19 pandemic on its trade receivables and determined there was no material impact on existing trade receivables at September 30, 2021 or 2020.

Inventories are valued at the lower of cost or market.  Inventory costs that are determined by the last-in, first-out (“LIFO”) method represented approximately 10% of inventories at both September 30, 2021 and 2020.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods. If the FIFO method of inventory accounting, which approximates current cost, had been used for inventories accounted for using the LIFO method, that inventories would have been approximately $16.2 and $14.9 higher than reported at September 30, 2021 and 2020, respectively. Inventories are comprised of the following amounts:

	September 30,
	2021	2020
Finished goods	$154.5	$163.4
Raw materials and components	153.1	133.3
Work in process	104.0	88.7
Total inventories	$411.6	$385.4

The Company specifically considered the impact of the ongoing COVID-19 pandemic on its inventories, and determined there was no material impact on existing inventories at September 30, 2021 or 2020.

Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method based on estimated useful lives of three to 50 years for buildings and improvements and three to 25 years for machinery and equipment. Major improvements that extend the useful lives of such assets are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected within other income (expense), net on the Consolidated Statements of Operations. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset (i.e. fair value) are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. There was no impairment loss during the years ended September 30, 2021, 2020, or 2019. Total depreciation expense for the years ended September 30, 2021, 2020, and 2019 was $56.1, $55.7, and $23.2, respectively. Property, plant, and equipment are summarized as follows:

	September 30, 2021		September 30, 2020
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$26.2	$(3.8)	$27.8	$(3.6)
Buildings and building equipment	164.7	(79.1)	159.4	(70.1)
Machinery and equipment	485.8	(298.7)	469.1	(268.4)
Total	$676.7	$(381.6)	$656.3	$(342.1)

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

The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the years ended September 30, 2021 and 2020:

	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Balance September 30, 2019	$462.4	$—	$8.3	$470.7
Acquisitions (1)	1.7	714.7	—	716.4
Divestiture (2)	—	(77.9)	—	(77.9)
Foreign currency adjustments	21.0	7.6	—	28.6
September 30, 2020 (3)	485.1	644.4	8.3	1,137.8
Acquisitions (1)	—	19.6	—	19.6
Foreign currency adjustments	(0.2)	11.4	—	11.2
Balance September 30, 2021	$484.9	$675.4	$8.3	$1,168.6

(1)See Note 4 for further information on the acquisitions of Milacron
(2)See Note 4 for further information on the divestiture of Cimcool and flow control businesses.
(3)The goodwill impairment charges recorded during 2020 for the reporting units within the Advanced Process Solutions reportable operating segment are not shown in the table above as the related goodwill is classified as assets held for sale on the Consolidated Balance Sheets. See Note 4 for further information.

Annual impairment assessment

Change in annual impairment assessment date

Testing for impairment of goodwill and indefinite-lived intangible assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the asset or reporting unit may have decreased below the carrying value.

The Company has historically performed its annual goodwill and indefinite-lived intangible asset impairment assessments at different times for each of its reporting units within the fiscal year (April 1, May 31 and July 1). During the second quarter of fiscal 2021, the Company voluntarily decided to change the dates of its annual impairment assessments of goodwill and indefinite-lived intangible assets so that the assessments for all of the Company’s reporting units and indefinite-lived intangible assets will occur on July 1, the first day of the fourth quarter of the Company’s fiscal year. The change was made to more closely align the annual impairment assessment dates with the Company’s annual planning and budgeting process, as well as its long-term planning and forecasting process for all reporting units. This change is also expected to provide more consistency in the application of our annual goodwill and indefinite-lived intangible asset impairment assessments across each of the Company’s reporting units. The Company has determined this voluntary change in accounting principle is preferable and will not affect the Consolidated Financial Statements. Pursuant to the authoritative accounting literature, in fiscal 2021, the Company performed its impairment assessment as of the first day of its third fiscal quarter of 2021 (April 1), and as of May 31 for one reporting unit, to ensure that the change in annual impairment assessment dates, to July 1, did not delay, accelerate or avoid an impairment charge. At April 1, 2021 and May 31, 2021, the goodwill and indefinite-lived intangible asset impairment assessments for certain of the Company’s reporting units and indefinite-lived intangible assets were completed using a qualitative assessment. For those reporting units and indefinite-lived intangible assets evaluated at April 1, 2021 and May 31, 2021, it was determined that it is not more likely than not that the fair values of the reporting units and indefinite-lived intangible assets were less than their carrying values, and therefore no further analysis was required and no impairment loss was recognized.

This change was not applied retrospectively as it is impractical to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change in the annual goodwill and indefinite-lived intangible asset impairment date will be applied prospectively.

The Company performed its now annual July 1 goodwill and indefinite-lived intangible asset impairment assessments during the fourth quarter of fiscal 2021 for all reporting units. For all reporting units, the fair value was determined to exceed the carrying value, resulting in no impairment to goodwill as part of this test. As a result of the recent Milacron acquisition, see Note 4, there is less cushion, or headroom, for the reporting units with the Molding Technology Solutions reportable operating segment. The estimated fair value, as calculated at July 1, 2021, for all four reporting units within the Molding Technology Solutions reportable operating segment ranged from approximately 9% to 45% greater than their carrying value (3% to 16% at the previous impairment assessment date).

Determining the fair value of a reporting unit requires the Company to make significant judgments, estimates, and assumptions. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill, including discount and tax rates and future cash flow projections, could result in significantly different estimates of the fair values.

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment, achievement of synergy initiatives, market data and market multiples, discount rates, and terminal growth rates, as well as future levels of revenue growth and operating margins, which are based upon the Company’s strategic plan. The strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rates may be impacted by adverse changes in the macroeconomic environment, including specifically the ongoing COVID-19 pandemic, volatility in the equity and debt markets or other factors. While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

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

The Company is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including impairment assessments). Goodwill and indefinite-lived intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement.

Impairment recorded in the prior year

Fourth quarter of 2020

As a result of classifying certain reporting units within the Advanced Process Solutions reportable operating segment as held for sale at September 30, 2020, the Company recorded a goodwill impairment of $16.9 during the fourth quarter of 2020. See Note 4 for further information.

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

For certain reporting units within the Advanced Process Solutions reportable operating segment, an interim impairment review was triggered during the second quarter of 2020 by the Company’s decision to redirect its strategic investments as it remained focused on deleveraging following two major events: (1) the continued evaluation of the Company’s operations following the acquisition of Milacron completed on November 21, 2019, and (2) adverse macroeconomic conditions primarily driven by the COVID-19 pandemic. In connection with these events, the Company made the decision to limit its future strategic investment in its two reporting units that primarily sell and manufacture products in the flow control sector. The decision to limit future investment, as well as the Company’s updated forecasts, which considered the impact of the COVID-19 pandemic, reduced those reporting units’ anticipated annual revenue growth rates and corresponding profitability and cash flows. The annual revenue growth rates utilized in the Company’s fair value estimate were consistent with the reporting units’ operating plans. As a result of the change to expected future cash flows, along with comparable fair value information, the Company concluded that the carrying value for these reporting units exceeded their fair value, resulting in goodwill impairment charges of $72.3 during the second quarter of 2020. The pre-impairment goodwill balance for these reporting units was $95.2. Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name associated with one of these reporting units exceeded its fair value. As a result, an impairment charge of $0.7 was recorded for this trade name during the second quarter of 2020. The pre-impairment balance for this trade name was $4.4.

For the reporting units within the Molding Technology Solutions reportable operating segment, an interim impairment review was triggered during the second quarter of 2020, due to adverse macroeconomic conditions primarily driven by the ongoing COVID-19 pandemic. Subsequent to the Company completing the acquisition of Milacron on November 21, 2019, the Company revised its forecasts for all reporting units within the Molding Technology Solutions reportable operating segment due to the deterioration in the overall global economy largely as a result of the ongoing COVID-19 pandemic. As a result of the decline in forecasted net revenue, under the relief-from-royalty fair value method, the Company concluded that the carrying value of certain trade names and technology associated with these reporting units exceeded their fair value. As a result, impairment charges of $9.5 were recorded for these intangible assets during the second quarter of 2020. The pre-impairment balance for these intangible assets was $125.0.

The impairment charges to goodwill and the intangible assets were nondeductible for tax purposes. The following table summarizes the impairment charges during the second quarter of 2020 by reportable operating segment recorded by the Company during the year-ended September 30, 2020:

	Advanced Process Solutions	Molding Technology Solutions	Total
Goodwill	$72.3	$—	$72.3
Trade names	0.7	7.9	8.6
Technology, including patents	—	1.6	1.6
Total	$73.0	$9.5	$82.5

Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which the Company expects to receive future economic benefits from these intangible assets.  The Company assesses the carrying value of indefinite-lived trade names annually, or more often if events or changes in circumstances indicate there may be impairment. Estimated amortization expense related to intangible assets for the next five years is: $56.7 in 2022, $56.3 in 2023, $56.2 in 2024, $53.0 in 2025, and $52.2 in 2026.

	September 30, 2021		September 30, 2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Trade names	$—	$—	$0.2	$(0.2)
Customer relationships	798.8	(195.4)	787.6	(151.8)
Technology, including patents	137.6	(62.7)	137.6	(51.0)
Software	68.3	(59.4)	65.6	(54.1)
Backlog	—	—	10.0	(10.0)
Other	—	—	0.1	(0.1)
	1,004.7	(317.5)	1,001.1	(267.2)
Indefinite-lived assets:
Trade names	226.6	—	226.8	—

Total	$1,231.3	$(317.5)	$1,227.9	$(267.2)

The net change in intangible assets during the year ended September 30, 2021, was driven primarily by amortization and foreign currency adjustments.

Annual impairment assessment

As a result of the required annual impairment assessment performed in the third and fourth quarters of 2021, as discussed in the goodwill section above, the fair value of indefinite-lived trade names was determined to exceed the carrying value for all indefinite-lived trade names, resulting in no impairment to indefinite-lived trade names as a result of the annual impairment tests during the year ended September 30, 2021. The key assumptions used to determine the fair value of the Company’s indefinite-lived trade names are consistent with those described in the Goodwill section above.

Prior year interim impairment assessments

    Second quarter of 2020

Impairment charges of $10.2 were recorded to indefinite-lived intangible assets as a result of an interim impairment review triggered during the second quarter of 2020. See discussion of interim impairment assessments in the Goodwill section above for further information on the impairment charges.

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

In December 2018, the Board of Directors authorized a new share repurchase program of up to $200.0 in replacement of the Company’s prior share repurchase program, which eliminated the balance of approximately $39.6 remaining under that prior authorization. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  Share repurchases under the program are classified as treasury stock. The Company repurchased 2,792,205 shares of common stock during 2021, at a total cost of $121.1. There were no shares repurchased during 2020 and 2019. During the years ended September 30, 2021, 2020, and 2019, there were shares of approximately 700,000, 200,000, and 400,000, respectively, issued from treasury stock under stock compensation programs.  At September 30, 2021, the Company had $78.9 remaining for share repurchases under the existing Board of Director’s authorization. Subsequent to September 30, 2021, the Company has repurchased an additional 624,317 shares of common stock at a total cost of $28.9.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued or outstanding at September 30, 2021 and 2020.

Accumulated other comprehensive loss includes all changes in Hillenbrand shareholders’ equity during the period except those that resulted from investments by or distributions to shareholders. Accumulated other comprehensive loss was comprised of the following amounts as of:

	September 30,
	2021	2020
Currency translation	$13.1	$(21.1)
Pension and postretirement (net of taxes of $17.8 and $24.2)	(49.2)	(69.6)
Unrealized loss on derivative instruments (net of taxes of $0.7 and $0.7)	(10.2)	(12.1)
Accumulated other comprehensive loss	$(46.3)	$(102.8)

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

Performance Obligations & Contract Estimates

The Advanced Process Solutions operating companies design, engineer, manufacture, market, and service differentiated process and material handling equipment and systems for a wide variety of industries. A large portion of net revenue across the Advanced Process Solutions reportable operating segment is derived from manufactured equipment, which may be standard, customized to meet customer specifications, or turnkey.

Contracts with customers in the Advanced Process Solutions reportable operating segment often include multiple performance obligations. Performance obligations are promises in a contract to transfer a distinct good or service to the customer, and are the basis for determining how revenue is recognized. For instance, a contract may include obligations to deliver equipment, installation services, and spare parts. The Company frequently has contracts for which the equipment and the installation services, as well as highly engineered or specialized spare parts, are all considered a single performance obligation, as in these instances the installation services and/or spare parts are not separately identifiable. However, due to the varying nature of equipment and contracts across the Advanced Process Solutions reportable operating segment, the Company also has contracts where the installation services and/or spare parts are deemed to be separately identifiable and therefore deemed to be distinct performance obligations.

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

As a result, the timing of revenue recognition for each performance obligation is either over time or at a point in time. The Company recognizes revenue over time for long-term manufacturing contracts that have an enforceable right to collect payment for performance completed to date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Revenue generated from standard equipment and highly-customized equipment or parts contracts without an enforceable right to payment for performance completed to date, as well as non-specialized parts sales and sales of death care products, is recognized at a point in time.

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

For the products where revenue is recognized at a point in time within the Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable operating segments, the Company recognizes revenue when customers take control of the asset. The Company defines this as the point in time at which the customer has the capability of full beneficial use of the asset per the contract.

Contract balances

In the Advanced Process Solutions and Molding Technology Solutions reportable operating segments, the Company often requires an advance deposit based on the terms and conditions of contracts with customers for many of its contracts. Payment terms generally require an upfront payment at the start of the contract, and the remaining payments during the contract or within a certain number of days of delivery. Typically, net revenue is recognized within one year of receiving an advance deposit. For certain contracts within the Advanced Process Solutions reportable operating segment where an advance payment is received greater than one year from expected net revenue recognition, or a portion of the payment due extends beyond one year, the Company has determined it does not constitute a significant financing component.

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

The balance in receivables from long-term manufacturing contracts at September 30, 2021 and 2020 was $121.9 and $138.1, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at September 30, 2021 and 2020 was $296.6 and $189.1, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the years ended September 30, 2021 and 2020 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2020 and 2019 was $154.2 and $128.4, respectively. During the year ended September 30, 2021 and 2020, the adjustments related to performance obligations satisfied in previous periods were immaterial.

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

Research and development costs are expensed as incurred as a component of operating expenses and were $21.4, $18.6, and $10.6 for the years ended September 30, 2021, 2020, and 2019, respectively.

Warranty costs — The Company records the estimated warranty cost of a product at the time net revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections. The Company’s warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold. The Company engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $24.2 and $23.8 as of September 30, 2021 and 2020, respectively. Warranty costs were $13.3, $12.6, and $3.4 during 2021, 2020, and 2019, respectively. The increase in warranty costs from 2019 to 2020 is related to the acquisition of Milacron.

Income taxes — The Company establishes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined in part based on the differences between the accounting treatment of tax assets and liabilities under GAAP and the tax basis of assets and liabilities using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in statutory tax rates on deferred tax assets and liabilities is recognized in net income in the period that includes the enactment date. The Company continues to assert that most of the cash at its foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been recorded in the Consolidated Financial Statements, as the Company does not intend, nor does the Company foresee a need, to repatriate these funds. The Company continues to actively evaluate its global capital deployment and cash needs.

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

The aggregate notional amount of all derivative instruments was $186.4 and $232.8 at September 30, 2021 and 2020, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $1.9 and $2.6 (included in other current assets and other assets) and liabilities of $2.5 and $1.6 (included in other current liabilities) at September 30, 2021 and 2020, respectively. See Note 14 for additional information on the fair value of the Company’s derivative instruments.

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

Upon the issuance of the 2019 Notes, Hillenbrand determined that it was probable that the originally forecasted issuance of ten-year, fixed-rate debt would not occur. As a result, the Company accelerated the release of accumulated other comprehensive loss related to the missed forecasted transaction, resulting in a loss on settlement of $6.4. The loss on settlement was recorded within other (expense) income, net, on the Consolidated Statements of Operations during the year ended September 30, 2020. The remaining $13.8 is classified within accumulated other comprehensive loss and will be amortized into interest expense over the seven-year term of the 2019 Notes. As of September 30, 2021, the Company expects to reclassify amounts of $2.0 out of accumulated other comprehensive loss into interest expense over the next twelve months related to these interest rate swap contracts.

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

Recently adopted accounting standards — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements (“ASU 2016-03”). ASU 2016-13 replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 became effective for the Company’s fiscal year beginning on October 1, 2020. As a result of the Company's assessment on its trade receivables and receivables from long-term manufacturing contracts, ASU 2016-13 did not have a material impact on the Consolidated Financial Statements.

Recently issued accounting standards — In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. ASU 2019-12 will be effective for the Company’s fiscal year beginning on October 1, 2021. The Company does not expect ASU 2019-12 to have a material impact on the Consolidated Financial Statements.

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

Transaction price allocated to the remaining performance obligations

As of September 30, 2021, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog, as defined in Part II, Item 7 of this Form 10-K, for the Company was $1,715.0. Approximately 71% of these remaining performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of net revenue

The following tables present net revenue by end market:

	Year Ended September 30, 2021				Year Ended September 30, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$869.2	$—	$—	$869.2	$798.7	$—	$—	$798.7
Automotive	—	171.8	—	171.8	—	124.1	—	124.1
Chemicals	85.6	—	—	85.6	100.0	—	—	100.0
Consumer goods	—	156.3	—	156.3	—	110.1	—	110.1
Food and pharmaceuticals	90.3	—	—	90.3	81.6	—	—	81.6
Custom molders	—	142.5	—	142.5	—	97.7	—	97.7
Packaging	—	131.5	—	131.5	—	90.6	—	90.6
Construction	—	108.0	—	108.0	—	79.2	—	79.2
Minerals and mining	50.5	—	—	50.5	58.2	—	—	58.2
Electronics	—	72.7	—	72.7	—	58.8	—	58.8
Medical	—	86.0	—	86.0	—	59.8	—	59.8
Death care	—	—	623.4	623.4	—	—	552.6	552.6
Other industrial	150.1	126.9	—	277.0	190.1	115.5	—	305.6
Total	$1,245.7	$995.7	$623.4	$2,864.8	$1,228.6	$735.8	$552.6	$2,517.0

The following tables present net revenue by geographical market:

	Year Ended September 30, 2021				Year Ended September 30, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geographical Markets
Americas	$327.2	$532.4	$623.4	$1,483.0	$408.0	$406.6	$552.6	$1,367.2
Asia	568.3	296.2	—	864.5	494.9	199.2	—	694.1
Europe, the Middle East, and Africa	350.2	167.1	—	517.3	325.7	130.0	—	455.7
Total	$1,245.7	$995.7	$623.4	$2,864.8	$1,228.6	$735.8	$552.6	$2,517.0

The following tables present net revenue by products and services:

	Year Ended September 30, 2021				Year Ended September 30, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$862.2	$666.0	$—	$1,528.2	$826.9	$446.0	$—	$1,272.9
Parts and services	383.5	262.7	—	646.2	401.7	202.0	—	603.7
Death care	—	—	623.4	623.4	—	—	552.6	552.6
Other	—	67.0	—	67.0	—	87.8	—	87.8
Total	$1,245.7	$995.7	$623.4	$2,864.8	$1,228.6	$735.8	$552.6	$2,517.0

The following tables present net revenue by timing of transfer:

	Year Ended September 30, 2021				Year Ended September 30, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$611.2	$993.6	$623.4	$2,228.2	$609.1	$735.8	$552.6	$1,897.5
Over time	634.5	2.1	—	636.6	619.5	—	—	619.5
Total	$1,245.7	$995.7	$623.4	$2,864.8	$1,228.6	$735.8	$552.6	$2,517.0

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

The following table summarizes the final (as of November 21, 2020) fair values of the assets acquired and liabilities assumed as of the acquisition date (November 21, 2019):

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

The amounts allocated to identifiable intangible assets are as follows:

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

Impact on results of operations

The results of Milacron’s operations have been included in the Consolidated Financial Statements since the November 21, 2019 acquisition date. The following table provides the results of operations for Milacron included in the Consolidated Statements of Operations.

	Year Ended September 30,
	2021	2020
Net revenue	$995.7	$735.8
Income before income taxes	126.8	13.4

In connection with the acquisition of Milacron, the Company incurred a total of $25.7 and $71.6 of business acquisition and integration costs during the years ended September 30, 2021 and 2020, respectively, which were recorded within operating expenses in the Consolidated Statements of Operations.

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
•an adjustment to remove business acquisition and integration costs, inventory step-up costs, and backlog amortization during the year ended September 30, 2021, as these costs are non-recurring in nature and will not have a continuing effect on Hillenbrand’s results; and
•the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Year Ended September 30,
	2020	2019
Net revenue	$2,632.7	$2,867.3
Net (loss) income attributable to Hillenbrand	(1.2)	129.3

Net income attributable to Hillenbrand — per share of common stock:
Basic (loss) earnings per share	$(0.02)	$1.73
Diluted (loss) earnings per share	$(0.02)	$1.72

Assets and liabilities held for sale

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global and flow control businesses, which operated within the Advanced Process Solutions reportable operating segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. As discussed below, the Company completed the sale of Red Valve on December 31, 2020, and ABEL on March 10, 2021. On October 22, 2021, the Company completed the divestiture of TerraSource Global. As of September 30, 2020, the Company determined that these businesses met the criteria to be classified as held for sale, and therefore classified the related assets and liabilities as held for sale on the Consolidated Balance Sheets. As of September 30, 2021, the TerraSource Global business continued to be classified as held for sale.

During the second quarter of 2020, the Company performed an interim impairment review for certain of these businesses and recognized impairment charges of $73.0 to goodwill and trade names (see Note 2 for further information). Consistent with the Company’s historical practice, the valuation methodology for purposes of the interim impairment review was based on an equal weighting of both the market and income approaches. As a result of classifying these assets and liabilities as held for sale during the fourth quarter of 2020, the Company recognized a valuation adjustment, as necessary, to recognize the net carrying amount at the lower of cost or fair value, less estimated costs to sell. For determining the fair value of these businesses, the Company incorporated the transaction approach, which utilizes pricing indications derived from recent acquisition transactions involving comparable companies. During the fourth quarter of 2020, the Company recognized a non-cash charge of $62.3, which included a goodwill impairment of $16.9 and a valuation adjustment of $45.4, to recognize the assets of these businesses at fair value less estimated costs to sell. During the fourth quarter of 2021, the Company signed a definitive agreement to sell TerraSource Global, with a closing date subsequent to September 30, 2021. As a result of signing the definitive agreement, we recognized a non-cash valuation adjustment of $11.2 to recognize TerraSource Global at fair value less estimated cost to sell. The non-cash charges of $11.2 and $62.3 for the year ended September 30, 2021 and 2020, respectively, were recorded within the impairment charges caption on the Consolidated Statements of Operations.

The following is a summary of the major categories of assets and liabilities that have been reclassified to held for sale on the Consolidated Balance Sheets:

	September 30,
	2021	2020
Cash and cash equivalents	$3.5	$—
Trade receivables, net	7.8	19.8
Inventories	12.0	22.0
Property, plant and equipment, net (1)	12.0	18.1
Operating lease right-of-use assets	1.9	4.3
Intangible assets, net	49.5	133.6
Goodwill	12.4	19.5
Other assets	4.4	9.4
Valuation adjustment (allowance) on disposal group (2)	(47.1)	(45.4)
Total assets held for sale	$56.4	$181.3

Trade accounts payable	$5.2	$7.3
Liabilities from long-term manufacturing contracts and advances	7.5	4.9
Operating lease liabilities	2.0	4.5
Deferred income taxes	4.9	8.8
Other liabilities	2.3	7.0
Total liabilities held for sale	$21.9	$32.5

(1)Total assets held for sale in this table include certain parcels of real estate that are also classified as held for sale on the Company’s Consolidated Balance Sheets as of September 30, 2021 and 2020.
(2)The Company adjusted the carrying value to fair value less costs to sell for certain assets held for sale during the year ended September 30, 2021 and 2020.

The Company determined that the exit from these businesses did not represent a strategic shift that had or will have a major effect on its Consolidated Results of Operations, and therefore these businesses were not classified as a discontinued operation. The results of operations up to the respective dates of sale for these businesses are included within the Advanced Process Solutions reportable operating segment for all periods presented.

Divestiture of Flow Control Businesses and TerraSource Global

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The sale included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet at September 30, 2021. The sale followed the Company’s previously announced intent to exit certain non-strategic, sub-scale businesses, and Red Valve was classified as held for sale at September 30, 2020.

As a result of the Red Valve divestiture, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the year ended September 30, 2021. The related tax effect resulted in tax expense of $9.3 and was included within income tax expense in the Consolidated Statement of Operations during the year ended September 30, 2021. The Company incurred $2.9 of transaction costs associated with the sale during the year ended September 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations.

On March 10, 2021, the Company completed the divestiture of ABEL to IDEX Corporation, in a transaction valued at $103.5, subject to customary post-closing adjustments. The sale included cash proceeds received at closing of $106.3, including working capital adjustments. The sale followed the Company's previously announced intent to exit certain non-strategic, sub-scale businesses, resulting in ABEL being classified as held for sale at September 30, 2020.

As a result of the ABEL sale, the Company recorded a pre-tax gain after post-closing adjustments of $35.5 in the Consolidated Statement of Operations during the year ended September 30, 2021. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the year ended September 30, 2021. The Company incurred $3.9 of transaction costs associated with the sale during the year ended September 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations.

On October 22, 2021, the Company completed the divestiture of TerraSource Global. The results of operations and cash flows of the Company for all periods presented in the Consolidated Financial Statements include TerraSource Global.

Divestiture of Cimcool

On March 30, 2020, the Company completed the divestiture of its Cimcool business (“Cimcool”), which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company, to DuBois Chemicals, Inc. The sale resulted in cash proceeds received of $221.9, net of cash divested.

In addition, the Company may receive contingent consideration for the sale of Cimcool of up to an aggregate of $26.0 based on multiple earn-out provisions. The Company accounts for contingent consideration under a loss recovery approach. Under a loss recovery approach, the Company records a contingent consideration asset only to the extent of the lesser of (1) the amount that the non-contingent consideration received is exceeded by the net assets deconsolidated, or (2) the amount of contingent consideration that it is probable will be received. As of the transaction date (and at September 30, 2021), the Company was unable to determine that it was probable that any of the contingent consideration would be received, and accordingly no amounts were recorded for contingent consideration. Subsequent measurement of contingent consideration will be based on the guidance for gain contingencies and any gain from contingent consideration will be recorded at the time the consideration is received.

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

Sale of Molding Technology Solutions’ facilities

In December 2019, the Company completed the sale of a Molding Technology Solutions reportable operating segment manufacturing facility located in Germany. As a result of the sale, the Company received net cash proceeds of $13.1 during the year ended September 30, 2020. There was no material impact to the Consolidated Statement of Operations resulting from the sale of the facility during the year ended September 30, 2020.

In September 2020, the Company completed the sale of a Molding Technology Solutions reportable operating segment manufacturing facility located in the Czech Republic. As a result of the sale, the Company received net cash proceeds of $6.8 during the year ended September 30, 2020. As required by local law, the cash proceeds were held in an escrow account until October 2020, and therefore were classified as restricted cash and recorded within other current assets at September 30, 2020 on the Consolidated Balance Sheets. There was no material impact to the Consolidated Statement of Operations resulting from the sale of the facility during the year ended September 30, 2020.

5.              Leases

The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of September 30, 2021 and 2020. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Company elected an accounting policy to combine lease and non-lease components for all leases.

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

For the years ended September 30, 2021 and 2020, the Company recognized $35.6 and $36.3 of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	September 30,
	2021	2020
Operating lease right-of-use assets	$138.1	$154.4

Other current liabilities	30.7	31.2
Operating lease liabilities	105.6	120.9
Total operating lease liabilities	$136.3	$152.1

Weighted-average remaining lease term (in years)	7.2	7.6

Weighted-average discount rate	2.1%	2.5%

As of September 30, 2021, the maturities of the Company’s operating lease liabilities were as follows:

2022	$32.9
2023	27.2
2024	18.7
2025	12.2
2026	9.7
Thereafter	43.3
Total lease payments	144.0
Less: imputed interest	(7.7)
Total present value of lease payments	$136.3

Supplemental Consolidated Statement of Cash Flow information is as follows:

	Year Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$37.7	$37.5
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	18.6	26.2

6.              Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of:

	September 30,
	2021	2020
$500.0 term loan (1)	$—	$473.7
$400.0 senior unsecured notes (2)	395.8	394.8
$375.0 senior unsecured notes, net of discount (3)	371.5	370.8
$350.0 senior unsecured notes (4)	345.8	—
$225.0 term loan (5)	—	213.4
$100.0 Series A Notes (6)	99.8	99.7
$900.0 revolving credit facility (excluding outstanding letters of credit)	—	—
Other	—	0.2
Total debt	1,212.9	1,552.6
Less: current portion	—	(36.3)
Total long-term debt	$1,212.9	$1,516.3

(1)  Includes unamortized debt issuance costs of $1.3 at September 30, 2020.
(2) Includes unamortized debt issuance costs of $4.2 and $5.2 at September 30, 2021 and 2020, respectively.
(3) Includes unamortized debt issuance costs of $3.1 and $3.7 at September 30, 2021 and 2020, respectively.
(4) Includes unamortized debt issuance costs of $4.2 at September 30, 2021.
(5) Includes unamortized debt issuance costs of $0.3 at September 30, 2020.
(6) Includes unamortized debt issuance costs of $0.2 and $0.3 at September 30, 2021 and 2020, respectively.

The following table summarizes the scheduled maturities of long-term debt for 2022 through 2026:

Amount
2022	$—
2023	—
2024	—
2025	500.0
2026	375.0

$350.0 senior unsecured notes

On March 3, 2021, the Company issued $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”). The 2021 Notes were issued at par value and bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears beginning September 2021. Unamortized deferred financing costs associated with the 2021 Notes of $4.2 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the 2021 Notes. The 2021 Notes are unsecured unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

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

$400.0 senior unsecured notes

On June 16, 2020, the Company issued $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”). The 2020 Notes were issued at par value and bear interest at a fixed rate of 5.75% per year, payable semi-annually in arrears beginning December 2020. Unamortized deferred financing costs associated with the 2020 Notes of $4.2 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the remaining term of the 2020 Notes. The 2020 Notes are unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

Subject to certain limitations, in the event of a change of control repurchase event, the Company will be required to make an offer to purchase the 2020 Notes at a price equal to 101% of the principal amount of the 2020 Notes, plus any accrued and unpaid interest to, but excluding, the date of repurchase. In addition, the 2020 Notes are redeemable with prior notice at a price equal to par plus accrued interest and a make-whole amount, as described in the Indenture. The Company may also redeem the 2020 Notes at any time in whole, or from time to time in part, on or after June 15 of the relevant year listed, as follows: 2022 at a redemption price of 102.875%; 2023 at a redemption price of 101.438%; and 2024 at a redemption price of 100%.

Financing for Milacron Acquisition

Upon completing the acquisition of Milacron on November 21, 2019, Hillenbrand incurred borrowings under its two term loans in aggregate principal amounts of $500.0 and $225.0 (the “Term Loan Facilities”), which are provided for under the Company’s Third Amended and Restated Credit Agreement dated August 28, 2019 and subsequently amended on October 8, 2019, January 10, 2020, May 29, 2020, February 2, 2021, and June 14, 2021 (as amended, the “Credit Agreement”). During the year ended September 30, 2021, the Company repaid the $225.0 and $500.0 term loans in full with a combination of cash on hand and borrowings from its revolving credit facility. For 2021 and 2020, the weighted average interest rates were 2.65% and 2.99%, respectively, for the $500.0 term loan and 2.63% and 2.86%, respectively, for the $225.0 term loan.

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

With respect to the Revolver, the Company has made net repayments since the closing date of the acquisition of Milacron, resulting in no outstanding balance as of September 30, 2021. As of September 30, 2021, the Company had $16.4 in outstanding letters of credit issued and $883.6 of maximum borrowing capacity under the Revolver. All of this borrowing capacity was immediately available based on the Company’s most restrictive covenant at September 30, 2021. The weighted-

average interest rate on borrowings under the Revolver were 2.28%, 2.76%, and 2.54% for 2021, 2020, and 2019, respectively. The weighted average facility fee was 0.22%, 0.26% and 0.12% for 2021, 2020, and 2019, respectively.

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

The 2019 Notes were issued at a discount of $0.6, resulting in an initial carrying value of $374.4.  The Company is amortizing the discount to interest expense over the term of the 2019 Notes using the effective interest rate method, resulting in an annual interest rate of 4.53%.  Unamortized deferred financing costs associated with the 2019 Notes of $3.1 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the remaining term of the 2019 Notes. The 2019 Notes are unsubordinated obligations of Hillenbrand and rank equally in right of payment with all of the Company’s other existing and future unsubordinated obligations. In conjunction with the issuance of the 2019 Notes, the Company terminated its interest rate swaps associated with the forecasted debt issuance. See Note 2 for further information on the termination of interest rate swaps.

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

Series A Notes

On December 15, 2014, the Company issued $100.0 in 4.60% Series A unsecured notes (“Series A Notes”) pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), among the Company, Prudential Investment Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that became a purchaser thereunder. The Series A Notes are unsecured, mature on December 15, 2024, and bear interest at 4.60% payable semi-annually in arrears. The Company may at any time upon providing notice, prepay all or part of the Series A Notes at 100% of the principal amount prepaid plus a make-whole amount (as defined in the Shelf Agreement). Unamortized deferred financing costs of $0.2 related to the Series A Notes are being amortized to interest expense over the remaining term of the Series A Notes.

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

The Guarantees carry an annual fee that varies based on the Company’s leverage ratio. The L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The L/G Facility Agreement matures in December 2022 but can be extended or terminated earlier under certain conditions. Unamortized deferred financing costs of $0.5 are being amortized to interest expense over the remaining term of the L/G Facility Agreement.

In the normal course of business, Advanced Process Solutions provides to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees.  As of

September 30, 2021, the Company had credit arrangements totaling $411.5, under which $254.0 was utilized for this purpose.  These arrangements included the facilities under the L/G Facility Agreement and other ancillary credit facilities.

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

Covenants related to current Hillenbrand financing agreements

The Credit Agreement and the Shelf Agreement contain the following financial covenants for the current quarter: a maximum leverage ratio (as described above and defined in the agreements) of 3.50 to 1.00 and minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.00 to 1.00. The L/G Facility Agreement contains a maximum leverage ratio of 4.00 to 1.00 for the current quarter and a minimum ratio of EBITDA to interest expense of 3.00 to 1.00 (both as defined in such agreement). Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the 2021 Notes, the 2020 Notes, the 2019 Notes, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the Shelf Agreement and the L/G Facility Agreement each contains certain other customary covenants, representations and warranties and events of default. The indentures governing the 2021 Notes, 2020 Notes and 2019 Notes do not limit our ability to incur additional indebtedness. They do, however, contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the notes with remedies if the Company fails to perform specific obligations. As of September 30, 2021, the Company was in compliance with all covenants and there were no events of default.

7.              Retirement Benefits

Defined Benefit Retirement Plans — Approximately 21% of the Company’s employees participate in one of seven defined benefit retirement programs, including the master defined benefit retirement plan in the U.S., the defined benefit retirement plans of certain of the Company’s German and Swiss subsidiaries, the supplemental executive defined benefit retirement plan, and the three defined benefit retirement plans assumed in connection with the Milacron acquisition.  The Company funds the retirement plan trusts in compliance with the Employment Retirement Income Security Act (ERISA) or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All defined benefit retirement plans have a September 30 measurement date.

Effect on the Consolidated Statements of Operations — The components of net pension costs under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2021	2020	2019	2021	2020	2019
Service cost	$0.7	$1.4	$2.3	$2.0	$1.9	$1.2
Interest cost	5.8	8.0	9.8	0.7	0.6	1.2
Expected return on plan assets	(10.9)	(12.8)	(13.3)	(0.9)	(0.8)	(0.5)
Amortization of unrecognized prior service cost, net	—	—	0.1	0.1	0.1	0.1
Amortization of actuarial loss	2.2	4.8	1.2	2.9	2.5	0.9
Settlement expense	—	—	0.2	0.3	1.0	0.4
Net pension costs (1)	$(2.2)	$1.4	$0.3	$5.1	$5.3	$3.3

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

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2021	2020	2021	2020
Change in benefit obligation:
Projected benefit obligation at beginning of year	$316.6	$300.4	$184.8	$137.8
Projected benefit obligation attributable to acquisitions	—	—	—	37.7
Service cost	0.7	1.4	2.0	1.9
Interest cost	5.8	8.0	0.7	0.6
Actuarial (gain) loss	(5.5)	20.6	(7.0)	2.3
Benefits paid	(15.3)	(13.8)	(5.4)	(3.4)
Gain due to settlement	—	—	(4.1)	(4.7)
Employee contributions	—	—	1.0	1.0
Effect of exchange rates on projected benefit obligation	—	—	(0.3)	11.6
Projected benefit obligation at end of year	302.3	316.6	171.7	184.8

Change in plan assets:
Fair value of plan assets at beginning of year	297.9	280.6	43.8	33.5
Fair value of pension assets attributable to acquisitions	—	—	—	7.6
Actual return (loss) on plan assets	18.8	29.3	3.2	(1.1)
Employee and employer contributions	1.9	1.8	10.1	9.2
Benefits paid	(15.4)	(13.8)	(5.4)	(3.4)
Settlements	—	—	(4.1)	(4.7)
Effect of exchange rates on plan assets	—	—	—	2.7
Fair value of plan assets at end of year	303.2	297.9	47.6	43.8

Funded status:
Plan assets less than benefit obligations	$0.9	$(18.7)	$(124.1)	$(141.0)

Amounts recorded in the Consolidated Balance Sheets:
Prepaid pension costs, non-current	$28.0	$9.0	$1.6	$0.5
Accrued pension costs, current portion	(2.0)	(2.0)	(7.2)	(8.1)
Accrued pension costs, long-term portion	(25.1)	(25.7)	(118.5)	(133.3)
Plan assets less than benefit obligations	$0.9	$(18.7)	$(124.1)	$(140.9)

Net actuarial losses ($67.5) and prior service costs ($0.2), less an aggregate tax effect ($17.9), are included as components of accumulated other comprehensive loss at September 30, 2021.  Net actuarial losses ($95.3) and prior service costs ($0.4), less an aggregate tax effect ($25.6), are included as components of accumulated other comprehensive loss at September 30, 2020.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2022 is expected to be $3.6.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $469.7 and $496.7 at September 30, 2021 and 2020, respectively.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2021	2020	2021	2020
Projected benefit obligation	$27.1	$27.7	$125.8	$184.8
Accumulated benefit obligation	27.1	27.7	125.7	180.9
Fair value of plan assets	—	—	0.1	43.8

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2021	2020	2019	2021	2020	2019
Discount rate for obligation, end of year	2.8%	2.6%	3.1%	0.8%	0.6%	0.3%
Discount rate for expense, during the year	3.9%	3.0%	4.1%	0.7%	0.3%	1.5%
Expected rate of return on plan assets	4.0%	4.1%	5.2%	2.0%	1.9%	1.5%
Rate of compensation increase	2.4%	3.0%	3.0%	2.0%	2.0%	2.0%

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

None of Hillenbrand’s common stock was directly owned by the defined benefit retirement plan trusts at September 30, 2021 or 2020.

The tables below provide the fair value of the Company’s pension plan assets by asset category at September 30, 2021 and 2020.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 14 for definitions.

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

U.S. Pension Plans

The pension plan assets of the Company’s U.S. pension plans consist of certain investments (common collective trusts) that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. The underlying investments of the common collective trusts are generally composed of marketable debt and equity securities. The underlying investments are subject to various risks including interest rate, market and credit risks. Because the common collective trusts are not readily marketable, the estimated carrying values are subject to uncertainty and, therefore, may differ from the value that would have been used had a public market existed. There are no liquidity restrictions with respect to the common collective trusts after appropriate sale notification is provided. Accordingly, these assets are not required to be classified and reported under the fair value hierarchy. At September 30, 2021 and 2020, the fair values of these investments were $303.2 and $297.9, respectively.

Non-U.S. Pension Plans

	Fair Value at September 30, 2021 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$4.8	$4.8	$—	$—
Equity securities	16.3	16.3	—	—
Other types of investments:
Government index funds	4.8	4.8	—	—
Corporate bond funds	13.7	13.7	—	—
Real estate and real estate funds	4.5	—	—	4.5
Other	3.5	—	3.5	—
Total Non-U.S. pension plan assets	$47.6	$39.6	$3.5	$4.5

	Fair Value at September 30, 2020 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$5.6	$5.6	$—	$—
Equity securities	12.4	12.4	—	—
Other types of investments:	0	0	0	0
Government index funds	6.0	6.0	—	—
Corporate bond funds	12.7	12.7	—	—
Real estate and real estate funds	3.8	—	—	3.8
Other	3.3	—	3.3	—
Total Non-U.S. pension plan assets	$43.8	$36.7	$3.3	$3.8

Cash Flows — During 2021, 2020, and 2019 the Company contributed cash of $11.0, $10.0, and $9.3, respectively, to defined benefit retirement plans.  The Company expects to make estimated contributions of $10.9 in 2022 to the defined benefit retirement plans.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S. Pension Plans Projected Pension Benefits Payout
2022	$16.1	$9.1
2023	16.2	9.2
2024	16.5	8.8
2025	16.7	8.6
2026	16.9	8.8
2027-2031	84.6	41.1

Defined Contribution Plans — The Company sponsors a number of defined contribution plans.  Depending on the plan, the Company may make contributions up to 4% of an employee’s eligible compensation and matching contributions up to 6% of eligible compensation.  Company contributions generally vest over a period of zero to three years.  Expenses related to the Company’s defined contribution plans were $15.7, $15.3, and $11.6 for 2021, 2020, and 2019, respectively. See comments above regarding the Company’s retirement strategy to transition its U.S. employees to a defined contribution structure over three-year sunset periods, the latest of which ends January 1, 2023.

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

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  The Company uses a measurement date of September 30.  The net postretirement healthcare cost for 2021 was $0.2, cost for 2020 was $0.1, and benefit for 2019 was $0.1.

	September 30,
	2021	2020
Benefit obligation at beginning of year	$8.5	$8.2
Interest cost	0.1	0.2
Service cost	0.3	0.2
Actuarial loss	0.2	2.0
Benefits paid	(0.6)	(2.1)
Benefit obligation at end of year	$8.5	$8.5

Amounts recorded in the consolidated balance sheets:
Accrued postretirement benefits, current portion	$0.8	$0.7
Accrued postretirement benefits, long-term portion	7.7	7.8
Net amount recognized	$8.5	$8.5

The weighted-average assumptions used in revaluing the Company’s obligation under the postretirement healthcare plan were:

	Year Ended September 30,
	2021	2020	2019
Discount rate for obligation	2.4%	2.1%	2.8%
Healthcare cost rate assumed for next year	6.4%	6.6%	6.9%
Ultimate trend rate	4.5%	4.5%	4.5%

Net actuarial gains of $0.2 and $0.3 and prior service costs of $0.2 and $0.4, less tax of $0.1 and $0.2, were included as a component of accumulated other comprehensive loss at September 30, 2021 and 2020, respectively.

The Company funds the postretirement healthcare plan as benefits are paid. Current plan benefits are expected to require net Company contributions for retirees of $0.8 per year for the foreseeable future.

8.              Income Taxes
The provision for taxes based on income consists of:

	Year Ended September 30,
	2021	2020	2019
Domestic	$64.1	$(40.3)	$44.1
Foreign	289.7	21.8	132.6
Total earnings (loss) before income taxes	$353.8	$(18.5)	$176.7

Income tax expense:
Current provision:
Federal	$6.0	$(2.4)	$11.1
State	4.8	3.0	4.5
Foreign	75.6	53.8	28.2
Total current provision	86.4	54.4	43.8

Deferred provision (benefit):
Federal	13.9	(6.6)	(3.8)
State	(0.5)	(2.4)	(0.2)
Foreign	(1.2)	(10.5)	10.7
Total deferred provision (benefit)	12.2	(19.5)	6.7
Income tax expense	$98.6	$34.9	$50.5

A reconciliation of the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended September 30,
	2021	2020	2019
Federal statutory rates	21.0%	21.0%	21.0%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	0.9	0.3	1.6
Foreign income tax rate differential	2.0	(14.3)	4.1
Share-based compensation	0.4	(19.1)	(1.2)
Foreign distribution taxes	3.1	(54.7)	1.0
Valuation allowance	0.3	(2.1)	(0.4)
Goodwill impairment charge	—	(14.1)	—
Impact of inclusion of foreign income (1)	0.5	(101.1)	—
Impact of foreign legislative rate changes	—	41.5	—
Transaction costs	—	(8.7)	—
Divestitures	(2.6)	—	—
Unrecognized tax benefits	1.7	(4.0)	1.9
Other, net	0.6	(33.3)	0.6
Effective income tax rate	27.9%	(188.6)%	28.6%

(1)  Represents Subpart F income, GILTI (less Section 250 deduction), and FDII net of associated foreign tax credits

The effective tax rate was 27.9% for the year ended September 30, 2021 compared to (188.6)% for the year ended September 30, 2020. The effective tax rate for fiscal 2021 differed from the statutory rate primarily related to the effect of taxes on foreign earnings and taxes on current and anticipated future distributions amongst our subsidiaries and the net tax effects of the divestiture and closure of certain businesses. The effective tax rate for fiscal 2020 differed from the statutory rate primarily related to the Company reporting a net loss for the year, while being in a taxable position, before utilization of tax attributes, for income tax purposes. The taxable position was primarily a result of nondeductible impairment charges and taxable gains from the sale of the Cimcool business.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	September 30,
	2021	2020
Deferred tax assets:
Employee benefit accruals	$37.6	$30.9
Loss and tax credit carryforwards	38.9	51.4
Interest limitation carryforward	23.2	26.0
Operating lease liabilities	37.0	31.3
Rebates and other discounts	5.2	4.6
Self-insurance reserves	2.9	2.8
Inventory, net	8.3	4.8
Other, net	20.0	16.8
Total deferred tax assets before valuation allowance	173.1	168.6
Less valuation allowance	(24.4)	(21.0)
Total deferred tax assets, net	148.7	147.6
Deferred tax liabilities:
Depreciation	(24.5)	(27.6)
Amortization	(210.1)	(202.3)
Operating right-of-use assets	(37.4)	(32.0)
Long-term contracts and customer prepayments	(55.3)	(43.8)
Unremitted earnings of foreign operations	(15.0)	(13.2)
Other, net	(4.1)	(1.4)
Total deferred tax liabilities	(346.4)	(320.3)
Deferred tax liabilities, net	$(197.7)	$(172.7)

Amounts recorded in the Consolidated Balance Sheets:
Deferred tax assets, non-current	9.0	13.1
Deferred tax liabilities, non-current	(206.7)	(185.8)
Total	$(197.7)	$(172.7)

At September 30, 2021 and 2020, respectively, the Company had $15.5 and $24.9 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which will begin to expire in 2022, and $45.6 and $51.8 of deferred tax assets related to foreign net operating loss and interest carryforwards. The majority of the foreign net operating loss and interest carryforwards have unlimited carryforward periods. Portions of the net operating loss carryforwards with expiration periods will begin to expire in 2022. Deferred tax assets as of September 30, 2021 and 2020, were reduced by a valuation allowance of $24.4 and $21.0, respectively, relating to foreign net operating loss carryforwards and foreign tax credit carryforwards.  At September 30, 2021 and 2020, the Company had $26.3 and $36.0, respectively, of current income tax payable included in other current liabilities on the Consolidated Balance Sheets. As of September 30, 2021 and 2020, the Company also had a transition tax liability of $16.9 and $18.9 included within other long-term liabilities on the Consolidated Balance Sheets.

A deferred tax asset of $2.0 was recognized as of September 30, 2021 for the outside basis difference of the investment in TerraSource Global in connection with the October 22, 2021 divestiture of the business. A corresponding valuation allowance of $2.0 was recorded against the deferred tax asset as the realization of the deferred tax asset is not more-likely-than-not.

The Company establishes a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2021, and 2020, respectively, $15.0 and $13.2 of deferred tax liability on unremitted earnings of foreign subsidiaries was recognized, representing the assumed tax on the future distribution and tax withholdings on the distribution of such earnings among certain of the Company’s foreign subsidiaries.

Deferred tax liabilities were not recorded for any additional basis differences inherent in the Company’s foreign subsidiaries (i.e., basis differences in excess of those subject to the Transition Tax) as these amounts continue to be permanently reinvested outside of the U.S. If these amounts were not considered permanently reinvested, deferred tax liabilities would be recorded for any additional income taxes, distribution taxes, and withholding taxes payable in various countries. A determination of the unrecognized deferred tax liabilities on the permanently reinvested basis differences at September 30, 2021 is not practicable.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2021	2020	2019
Balance at September 30	$35.7	$9.7	$12.1
Assumed and recognized tax positions as part of Milacron acquisition	—	29.2	—
Additions for tax positions related to the current year	6.5	0.6	0.3
Additions for tax positions of prior years	1.6	0.7	4.0
Reductions for tax positions of prior years	(3.3)	(4.4)	(0.4)
Settlements	—	(0.1)	(6.3)
Balance at September 30	$40.5	$35.7	$9.7

The gross unrecognized tax benefit included $40.5 and $35.7 at September 30, 2021 and 2020, respectively, which, if recognized, would impact the effective tax rate in future periods. The assumed and recognized tax positions as part of the Milacron acquisition, includes historical unrecognized tax benefits related to Milacron, as well as certain unrecognized tax benefits recorded as part of purchase accounting.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2021 and 2020, the Company recognized $1.2 and $1.0, respectively, in additional interest and penalties.  Excluded from the reconciliation were $3.7 and $2.5 of accrued interest and penalties at September 30, 2021 and 2020, respectively.

The Company operates in multiple income tax jurisdictions both inside and outside the U.S. and are currently under examination in various federal, state, and foreign jurisdictions. There are ongoing audits in India, Canada, Germany, and the Czech Republic specifically which could prove to be significant for the Company. In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

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

9.                    Earnings (Loss) per Share

The dilutive effects of performance-based stock awards described in Note 10 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective Consolidated Balance Sheet date.  At September 30, 2021, 2020, and 2019, potential dilutive effects representing 450,000, 400,000, and 400,000 shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Year Ended September 30,
	2021	2020	2019
Net income (loss) attributable to Hillenbrand	$249.9	$(60.1)	$121.4
Weighted average shares outstanding — basic (in millions) (1)	74.9	73.4	62.9
Effect of dilutive stock options and unvested time-based restricted stock (in millions) (2)	0.5	—	0.4
Weighted average shares outstanding — diluted (in millions)	75.4	73.4	63.3

Basic earnings (loss) per share	$3.34	$(0.82)	$1.93
Diluted earnings (loss) per share	$3.31	$(0.82)	$1.92

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	0.8	2.8	0.8

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

10.    Share-Based Compensation

The Company has share-based compensation plans under which 12,685,436 shares are registered.  As of September 30, 2021, 3,640,286 shares were outstanding under these plans and 7,715,641 shares had been issued, leaving 1,329,510 shares available for future issuance.  Our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, provides for long-term performance compensation for management and members of the Board of Directors.  Under the Stock Incentive Plan, a variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2021	2020	2019
Stock-based compensation cost	$19.7	$14.0	$12.0
Less impact of income tax	4.5	3.2	2.8
Stock-based compensation cost, net of tax	$15.2	$10.8	$9.2

The Company realized current tax benefits of $3.9 and $1.2 from the exercise of stock options and the payment of stock awards during 2021 and 2020, respectively.

Stock Options — No stock options were issued during the year ended September 30, 2021. For grants issued prior to 2021, fair values of were estimated on the date of grant using the Black-Scholes option-pricing model. The grants are contingent upon continued employment and generally vest over a three-year period.  Expense is recognized on a straight-line basis over the applicable vesting periods. Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $6.63, and $10.15 per share for 2020 and 2019, respectively.  The following assumptions were used in the determination of fair value:

	Year Ended Year Ended September 30,
	2020	2019
Risk-free interest rate	1.6%	2.9%
Weighted-average dividend yield	2.7%	2.0%
Weighted-average volatility factor	27.9%	27.5%
Expected life (years)	5.8	5.7

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

A summary of outstanding stock option awards as of September 30, 2021 and changes during the year is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2019	2,137,604	$35.43
Granted	454,929	31.94
Exercised	(58,618)	20.91
Forfeited	(45,255)	36.94
Expired/cancelled	(52,217)	39.93
Outstanding at September 30, 2020	2,436,443	35.00
Granted	—	—
Exercised	(453,059)	28.86
Forfeited	(9,783)	41.52
Expired/cancelled	(10,651)	41.74
Outstanding at September 30, 2021	1,962,950	$36.35

Exercisable at September 30, 2021	1,566,256	$36.81

As of September 30, 2021, there was $0.5 of unrecognized stock-based compensation associated with unvested stock options expected to be recognized over a weighted-average period of 0.8 years.  This unrecognized compensation expense included a reduction for the Company’s estimate of potential forfeitures. As of September 30, 2021, the average remaining life of the outstanding stock options was 5.7 years with an aggregate intrinsic value of $13.7.  As of September 30, 2021, the average remaining life of the exercisable stock options was 5.1 years with an aggregate intrinsic value of $10.4.  The total intrinsic value of options exercised by employees and directors during 2021, 2020, and 2019 was $6.6, $0.6, and $1.4, respectively. The grant-date fair value of options that vested during 2021, 2020, and 2019 was $15.9, $15.6, and $15.4, respectively.

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

The vesting of the SV awards granted in fiscal 2021 is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period and a corresponding service requirement.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  The number of shares awarded is based upon the fair value of the Company’s common stock at the date of grant adjusted for the attainment level at the end of the period.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest. The Company records expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projections.  As a result, depending on the degree to which performance criteria are achieved or projections change, expenses related to the SV awards may become more volatile as the Company approaches the final performance measurement date at the end of the three-year period.

The vesting of TSR awards granted in fiscal 2021 and 2020 will be determined by comparing the Company’s total shareholder return during a three-year period to the respective total shareholder returns of members of the Standard & Poor’s 400 Mid Cap Industrials index (the “Index Companies”). This is a change from prior year grants, when we used our then-applicable compensation peer group to measure relative TSR. Based on the Company’s relative ranking within the performance peer group (for awards granted in fiscal 2019, vesting in fiscal 2021) or within the Index Companies for awards granted in fiscal 2020 and fiscal 2021, vesting in fiscal 2022 and fiscal 2023, respectively), it is possible for none of the awards to vest or for a range up to the maximum to vest. Compensation expense for the TSR awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The Company estimates the fair value of TSR awards using a Monte-Carlo simulation model which included the following key assumptions:

	Year Ended Year Ended September 30,
	2021	2020	2019
Expected term (years)	2.83	2.82	2.83
Risk-free interest rate	0.20%	1.60%	2.83%
Share price volatility	43.04%	25.61%	21.99%
Expected dividend yield	—%	—%	—%
Actual dividend yield	2.24%	2.63%	1.87%

A summary of the non-vested stock awards, including dividends, as of September 30, 2021 (representing the maximum number of shares that could be vested) and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2019	68,930	$41.19
Granted	338,105	31.21
Vested	(28,741)	38.15
Forfeited	(31,669)	32.99
Non-vested time-based stock awards at September 30, 2020	346,625	32.46
Granted	454,873	39.37
Vested	(117,370)	32.95
Forfeited	(66,993)	34.72
Non-vested time-based stock awards at September 30, 2021	617,135	$37.21

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2019	520,145	$46.41
Granted	429,782	33.58
Vested	(114,043)	53.29
Forfeited	(141,589)	50.05
Non-vested performance-based stock awards at September 30, 2020	694,295	36.59
Granted	369,138	44.36
Vested	(135,569)	38.35
Forfeited	(194,215)	46.88
Non-vested performance-based stock awards at September 30, 2021	733,649	$37.38

The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2021, 2020, and 2019 was $11.1, $5.5, and $7.2 (including dividends), respectively.

As of September 30, 2021, $13.3 and $7.1 of unrecognized stock-based compensation was associated with the Company’s unvested time-based and performance-based (including SV and TSR) stock awards, respectively.  The unrecognized amount of compensation related to the SV awards is based upon projected performance to date. The unrecognized compensation cost of the time-based and performance-based awards is expected to be recognized over a weighted-average period of 2.5 and 1.7 years and includes a reduction for an estimate of potential forfeitures.  As of September 30, 2021, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $26.3 and $24.9, respectively.

Dividends payable in stock accrue on both time-based and SV awards during the performance period and are subject to the same terms as the original grants.  Dividends do not accrue on TSR awards during the performance period. As of September 30, 2021, a total of 49,315 shares had accumulated on unvested stock awards due to dividend reinvestments and were included in the tables above.  The aggregate fair value of these shares at September 30, 2021 was $2.1.

Vested Deferred Stock — Certain stock-based compensation programs allow or require deferred delivery of shares after vesting.  As of September 30, 2021, there were 326,552 fully vested deferred shares, which were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2021 was $13.9.

11.          Other Comprehensive (Loss) Income

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2021:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)
Other comprehensive (loss) income before reclassifications
Before tax amount	22.5	42.2	0.9	65.6	$(0.1)	$65.5
Tax benefit	(5.6)	—	(0.2)	(5.8)	—	(5.8)
After tax amount	16.9	42.2	0.7	59.8	(0.1)	59.7
Amounts reclassified from accumulated other comprehensive loss (1)	3.5	(8.0)	1.2	(3.3)	—	(3.3)
Net current period other comprehensive (loss) income	20.4	34.2	1.9	56.5	$(0.1)	$56.4
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)

(1)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2021
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments	(Gain)/Loss on Divestiture
	Net Loss Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$—	$0.1
Cost of goods sold	—	—	(1.0)	—	(1.0)
Other income (expense), net	4.2	(0.1)	1.9	(8.0)	(2.0)
Total before tax	$4.2	$(0.1)	$1.0	$(8.0)	(2.9)
Tax benefit					(0.4)
Total reclassifications for the period, net of tax					$(3.3)

(1)These accumulated other comprehensive loss components are included in the computation of net pension cost (see Note 7).

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2020:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)
Other comprehensive loss before reclassifications
Before tax amount	(8.5)	43.6	(1.2)	33.9	$(0.5)	$33.4
Tax benefit	2.0	—	0.2	2.2	—	2.2
After tax amount	(6.5)	43.6	(1.0)	36.1	(0.5)	35.6
Amounts reclassified from accumulated other comprehensive loss (1)	5.2	—	2.5	7.7	—	7.7
Net current period other comprehensive loss	(1.3)	43.6	1.5	43.8	$(0.5)	$43.3
Reclassification of certain income tax effects(2)	$(6.0)	$—	$—	$(6.0)
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)

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

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2019:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2018	$(41.0)	$(44.1)	$0.9	$(84.2)
Other comprehensive income (loss) before reclassifications
Before tax amount	(30.7)	(20.6)	(20.6)	(71.9)	$—	$(71.9)
Tax expense	8.2	—	1.6	9.8	—	9.8
After tax amount	(22.5)	(20.6)	(19.0)	(62.1)	—	(62.1)
Amounts reclassified from accumulated other comprehensive loss (1)	1.2	—	4.5	5.7	—	5.7
Net current period other comprehensive income (loss)	(21.3)	(20.6)	(14.5)	(56.4)	$—	$(56.4)
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)

(1)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2019
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.8)	(0.8)
Other income (expense), net	1.7	—	6.5	8.2
Total before tax	$1.7	$—	$5.9	7.6
Tax benefit				(1.9)
Total reclassifications for the period, net of tax				$5.7

(1)These accumulated other comprehensive loss components are included in the computation of net pension cost (see Note 7).

12.          Commitments and Contingencies

Litigation

Like most companies, the Company is involved from time to time in claims, lawsuits, and government proceedings relating to its operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, employment-related, and other matters.  The ultimate outcome of any claims, lawsuits, and proceedings cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to these matters.  If a loss is not considered probable and/or cannot be reasonably estimated, the Company is required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

13.             Other Income (Expense), Net

	Year Ended September 30,
	2021	2020	2019
Interest income	$3.4	$3.2	$1.1
Foreign currency exchange gain, net	0.1	1.2	0.2
Loss on settlement of interest rate swaps (1)	—	—	(6.4)
Other, net	(3.2)	(0.4)	(1.6)
Other income (expense), net	$0.3	$4.0	$(6.7)

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at September 30, 2021	Fair Value at September 30, 2021
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$446.1	$446.1	$—	$—
Restricted cash	1.3	1.3	—	—
Cash and cash equivalents held for sale	3.5	3.5
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	1.9	—	1.9

Liabilities:
2021 Notes	350.0	349.0	—	—
2020 Notes	400.0	422.8	—	—
2019 Notes	374.6	421.3	—	—
Series A Notes	100.0	—	107.6	—
Derivative instruments	2.5	—	2.5	—

	Carrying Value at September 30, 2020	Fair Value at September 30, 2020
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$302.2	$302.2	$—	$—
Restricted cash	9.6	9.6	—	—
Investments in rabbi trust	3.9	3.9	—	—
Derivative instruments	2.6	—	2.6

Liabilities:
$500.0 term loan	475.0	—	475.0	—
2020 Notes	400.0	429.0	—	—
2019 Notes	374.5	409.0	—	—
$225.0 term loan	213.7	—	213.7	—
Series A Notes	100.0	—	105.3	—
Derivative instruments	1.6	—	1.6	—

Valuation Techniques

•Cash and cash equivalents, restricted cash, cash and cash equivalents held for sale, and investments in rabbi trust are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The types of financial instruments the Company classifies within Level 1 include most bank deposits, money market securities, and publicly traded mutual funds. The Company does not adjust the quoted market price for such financial instruments.
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

15.             Segment and Geographical Information

The Company conducts operations through three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville. The Company’s segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Year Ended September 30,
	2021	2020	2019
Net revenue
Advanced Process Solutions	$1,245.7	$1,228.6	$1,274.4
Molding Technology Solutions	995.7	735.8	—
Batesville	623.4	552.6	532.9
Total net revenue	$2,864.8	$2,517.0	$1,807.3

Adjusted EBITDA (1)
Advanced Process Solutions	$234.5	$234.5	$223.3
Molding Technology Solutions	201.8	147.0	—
Batesville	160.2	127.1	114.2
Corporate	(58.3)	(44.2)	(42.2)

Net revenue (2)
United States	$1,312.8	$1,202.8	$918.9
Germany	139.0	149.4	120.9
China	503.6	349.1	209.9
India	178.9	122.3	60.6
All other countries	730.5	693.4	497.0
Total revenue	$2,864.8	$2,517.0	$1,807.3

(1)  Adjusted EBITDA is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer. Prior to fiscal 2021, the Company attributed net revenue to a geography based upon the location of the business that consummates the external sale for purpose of this disclosure. As such, the net revenue figures for the year ended September 30, 2020, have been revised to conform to the current year methodology.

	September 30,
	2021	2020
Total assets assigned
Advanced Process Solutions	$1,596.5	$1,666.5
Molding Technology Solutions	2,103.0	2,032.4
Batesville	231.5	225.3
Corporate	83.9	63.2
Total assets	$4,014.9	$3,987.4

Tangible long-lived assets, net
United States	$161.1	$182.4
Germany	113.8	110.4
China	53.0	54.2
All other foreign business units	105.3	121.6
Tangible long-lived assets, net	$433.2	$468.6

The following schedule reconciles segment adjusted EBITDA to consolidated net income (loss)

	Year Ended September 30,
	2021	2020	2019
Adjusted EBITDA:
Advanced Process Solutions	$234.5	$234.5	$223.3
Molding Technology Solutions	201.8	147.0	—
Batesville	160.2	127.1	114.2
Corporate	(58.3)	(44.2)	(42.2)
Less:
Interest income	(3.4)	(3.2)	(1.1)
Interest expense	77.6	77.4	27.4
Income tax expense	98.6	34.9	50.5
Depreciation and amortization	115.2	130.6	58.5
Impairment charges	11.2	144.8	—
Business acquisition, disposition, and integration costs	34.5	77.2	16.6
Restructuring and restructuring-related charges	14.5	9.3	10.6
Inventory step-up	—	40.7	0.2
(Gain) loss on divestiture	(67.1)	3.5	—
Loss on settlement of interest rate swaps	—	—	6.4
Other	1.9	2.6	—
Consolidated net income (loss)	$255.2	$(53.4)	$126.2

16.             Restructuring

Hillenbrand periodically undergoes restructuring activities in order to enhance profitability through streamlined operations and an improved overall cost structure. The following schedule details the restructuring charges by reportable operating segment and the classification of those charges on the Consolidated Statements of Operations.

	Year Ended September 30,
	2021			2020			2019
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$9.3	$5.9	$15.2	$0.9	$3.1	$4.0	$0.7	$4.8	$5.5
Molding Technology Solutions	4.1	1.0	5.1	2.0	2.0	4.0	—	—	—
Batesville	0.1	1.1	1.2	—	0.7	0.7	0.5	4.2	4.7
Corporate	—	0.7	0.7	—	1.8	1.8	—	—	—
Total	$13.5	$8.7	$22.2	$2.9	$7.6	$10.5	$1.2	$9.0	$10.2

The restructuring charges within the Advanced Process Solutions and Batesville reportable operating segments during 2021, 2020, and 2019 related primarily to severance costs. The restructuring charges within the Molding Technology Solutions reportable operating segment and Corporate during 2021 and 2020 were primarily related to severance costs associated with the ongoing integration of Milacron, as well as productivity initiatives within the Molding Technology Solutions reportable operating segment. At September 30, 2021, $7.6 of restructuring costs were accrued and are expected to be paid over the next twelve months.

During 2021, the Company's wholly-owned subsidiary Coperion GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facilities in Stuttgart and Weingarten, Germany whereby certain operational functions will be shifted to the Company’s operations in Switzerland or to a third party provider (the “Plan”). As a result, the Company expects to incur severance and other related costs of approximately $12.0 to $13.0 and restructuring-related costs of $4.0 to $5.0 over the next 9 to 12 months. Substantially all of these costs will result in future cash expenditures that are expected to be substantially paid by the end of calendar year 2022. As the employees are required to render service in order to receive termination benefits, the associated liability related to the Plan will be recognized ratably over the future service period. During the year ended September 30, 2021, the Company recognized $7.3 of expense, and these amounts were included within cost of goods sold and operating expenses in the Company's Consolidated Statements of Operations. The total liability related to the Plan was $5.3 as of September 30, 2021.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (a)	Balance at End of Period
Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2021	$24.0	$3.5	$0.1	$(1.6)	$26.0
Year ended September 30, 2020	$22.5	$0.7	$0.2	$0.6	$24.0
Year ended September 30, 2019	$21.9	$1.8	$(0.1)	$(1.1)	$22.5

Allowance for inventory valuation:

Year ended September 30, 2021	$25.6	$5.4	$3.0	$(4.3)	$29.7
Year ended September 30, 2020	$16.2	$6.6	$1.4	$1.4	$25.6
Year ended September 30, 2019	$16.4	$1.5	$(0.6)	$(1.1)	$16.2

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2021.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, of this Form 10-K.

During the year ended September 30, 2021 and through the date of this filing, we have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our non-production employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal control over financial reporting to minimize the impact to their design and operating effectiveness.

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

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Information about our Executive Officers.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”), which section is incorporated herein by reference. Information regarding our Code of Ethical Business Conduct, compliance with Section 16(a) of the Exchange Act, and the corporate governance matters covered by this

Item is incorporated by reference to the 2022 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information related to corporate governance of the Company, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees, and transactions in our securities by directors and executive officers, is also available free of charge on or through the “Investors” section of our website at www.hillenbrand.com.

Item 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation of Directors.”

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
        RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement, where such information will be included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
        INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement, where such information will be included under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Consolidated Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 50.

(2) Consolidated Financial Statement Schedule

The financial statement schedule on page 102 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

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

Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. Bank National Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010)
Exhibit 4.2		Supplemental Indenture dated as of January 10, 2013, by and among Hillenbrand, Inc., Batesville Casket Company, Inc., Batesville Manufacturing, Inc., Batesville Services, Inc., Coperion Corporation, K-Tron Investment Co., TerraSource Global Corporation, Process Equipment Group, Inc., Rotex Global, LLC, and U.S. Bank National Association, as trustee (the “Trustee”) (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 11, 2013)
Exhibit 4.3		Supplemental Indenture No.3, dated as of September 25, 2019, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.4		Form of the Company’s 4.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.5	*	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act
Exhibit 4.6
Supplemental Indenture No. 4, dated as of June 16, 2020, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 16, 2020)

Exhibit 4.7		Form of the Company’s 5.7500% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 16, 2020)
Exhibit 4.8
Supplemental Indenture No. 5, dated as of December 15, 2020, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed May 4, 2021)

Exhibit 4.9
Supplemental Indenture No. 6, dated as of December 15, 2020, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed May 4, 2021)

Exhibit 4.10		Supplemental Indenture No. 7, dated as of March 3, 2021, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2021)
Exhibit 4.11		Form of the Company’s 3.7500% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2021)
Exhibit 10.1	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)
Exhibit 10.2	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)
Exhibit 10.3	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)

Exhibit 10.4	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference as Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.5	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.6	**	Employment Agreement dated as of October 1, 2018, between Hillenbrand, Inc. and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.7		Guarantee Facility Agreement dated as of December 3, 2012, by and between Coperion GmbH and Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed February 4, 2013)
Exhibit 10.8		Guaranty dated as of December 3, 2012, by Hillenbrand, Inc. in favor of Commerzbank Aktiengesellschaft (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed February 4, 2013)
Exhibit 10.9		Private Shelf Agreement dated as of December 6, 2012, by and between Hillenbrand, Inc. and Prudential Investment Management, Inc. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed February 4, 2013)
Exhibit 10.11	**	Employment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.12	**	Amendment Agreement dated as of April 26, 2013, by and between Hillenbrand, Inc. and Joe A. Raver (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2013)
Exhibit 10.13	**
Amended and Restated Hillenbrand, Inc. Stock Incentive Plan (Amended and Restated as of December 3, 2020 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2021)

Exhibit 10.14	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.15	**	Hillenbrand, Inc. Second Amended and Restated Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 10, 2018)
Exhibit 10.16	**	Employment Agreement dated as of June 18, 2014, by and between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 27, 2014)
Exhibit 10.17	**	Cash Award and Repayment Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed November 19, 2014)
Exhibit 10.18	**	Restricted Stock Unit Award Agreement dated as of August 7, 2014, between Hillenbrand, Inc. and Kristina Cerniglia (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed November 19, 2014)
Exhibit 10.19		Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 19, 2014)
Exhibit 10.20		Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2014)
Exhibit 10.21		Amendment No. 3 to Private Shelf Agreement, dated March 24, 2016, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2016)
Exhibit 10.22		Amendment No. 4 to the Private Shelf Agreement, dated as of December 8, 2017, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2017)
Exhibit 10.23		Syndicated L/G Facility Agreement, dated as of March 8, 2018, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed March 9, 2018)

Exhibit 10.24	**	Employment Agreement dated as of June 18, 2018, by and between Hillenbrand, Inc. and J. Michael Whitted (Incorporated by reference as Exhibit 10.33 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.25	**	Employment Agreement dated as of September 7, 2015, by and between Batesville Services, Inc. and Christopher Trainor (Incorporated by reference as Exhibit 10.34 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.26		Employment Agreement, dated March 30, 2020, by and between Mold-Masters (2007) Limited and Ling An-Heid (Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 3, 2021)
Exhibit 10.27		Third Amended and Restated Credit Agreement, dated as of August 28, 2019, among Hillenbrand, Inc., the subsidiary borrowers and subsidiary guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 4, 2019)
Exhibit 10.28		Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of October 8, 2019, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2019)
Exhibit 10.29		Amendment No. 5 to Private Shelf Agreement, dated as of September 4, 2019, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 4, 2019)
Exhibit 10.30		Amended and Restated Agreement, dated as of September 4, 2019, among Hillenbrand, Inc. and certain of its subsidiaries named therein, Commerzbank Aktiengesellschaft and various other lenders named therein, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.3 to Current Report on Form 8-K filed September 4, 2019)
Exhibit 10.31
Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.32
Amendment No. 6 to Private Shelf Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.33
Second Amendment Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., certain of its subsidiaries party thereto, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.3 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.34
Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 10.35
Amendment No. 7 to Private Shelf Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 10.36
Third Amendment and Restatement Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., certain of its subsidiaries party thereto, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.3 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 10.37	***	Fourth Amendment and Restatement Agreement, dated December, 2020, among Hillenbrand, Inc., certain of its subsidiaries party and Restatement thereto, the lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.2 to Quarterly Report on Form 10-Q filed February 3, 2021)
Exhibit 10.38		Amendment No. 5 to Third Amended and Restated Credit Agreement, dated as of February 2, 2021, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 4, 2021)
Exhibit 10.39	**	Form of Performance-Based Unit Award Agreement (Shareholder Value Delivered) (2021 revision) (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 11, 2021)

Exhibit 10.40	**	Form of Performance Based Unit Award Agreement (Relative Total Shareholder Return) (2021 revision) (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.41	**	Form of Restricted Stock Unit Award Agreement (2021 revision) (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.42	**	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) (2021 revision) (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.43	**	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.44		Amendment No. 6 to Third Amended and Restated Credit Agreement, dated as of June 14, 2021, among Hillenbrand, Inc., as borrower, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 14, 2021)
Exhibit 10.45	*,**	Key Employee Retention Agreement, dated as of July 2, 2021, between Hillenbrand, Inc. and Christopher H. Trainor
Exhibit 10.46	*,**	Key Employee Retention Agreement, dated as of September 17, 2021, between Hillenbrand, Inc. and Kristina A. Cerniglia
Exhibit 10.47	*,**	Restricted Stock Unit Award Agreement, dated as of July 6, 2021, between Hillenbrand, Inc. and Christopher H. Trainor
Exhibit 10.48	*,**	Restricted Stock Unit Award Agreement, dated as of September 17, 2021, between Hillenbrand, Inc. and Kristina A. Cerniglia
Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.
Exhibit 22	*	List of Guarantor Subsidiaries of Hillenbrand, Inc.
Exhibit 23.1	*	Consent of Ernst & Young LLP
Exhibit 23.2	*	Consent of PricewaterhouseCoopers LLP
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following documents are being filed pursuant to Inline XBRL:

Exhibit 101.INS		Instance document
Exhibit 101.SCH		Schema document
Exhibit 101.CAL		Calculation linkbase document
Exhibit 101.LAB		Labels linkbase document
Exhibit 101.PRE		Presentation linkbase document
Exhibit 101.DEF		Definition linkbase document
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.
***	Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Hillenbrand hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND, INC.

By:	/s/ Joe A. Raver
Joe A. Raver
President and Chief Executive Officer
November 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Joseph Loughrey	Chairperson of the Board	November 17, 2021
F. Joseph Loughrey

/s/ Joe A. Raver	President, Chief Executive Officer, and Director	November 17, 2021
Joe A. Raver	(Principal Executive Officer)

/s/ Kristina A. Cerniglia	Senior Vice President and Chief Financial Officer	November 17, 2021
Kristina A. Cerniglia	(Principal Financial Officer)

/s/ Andrew S. Kitzmiller	Vice President, Controller, and Chief Accounting	November 17, 2021
Andrew S. Kitzmiller	Officer (Principal Accounting Officer)

/s/ Gary L. Collar	Director	November 17, 2021
Gary L. Collar

/s/ Helen W. Cornell	Director	November 17, 2021
Helen W. Cornell

/s/ Joy M. Greenway	Director	November 17, 2021
Joy M. Greenway

/s/ Daniel C. Hillenbrand	Director	November 17, 2021
Daniel C. Hillenbrand

/s/ Neil S. Novich	Director	November 17, 2021
Neil S. Novich

/s/ Dennis W. Pullin	Director	November 17, 2021
Dennis W. Pullin

/s/ Jennifer W. Rumsey	Director	November 17, 2021
Jennifer W. Rumsey

/s/ Inderpreet Sawhney	Director	November 17, 2021
Inderpreet Sawhney

/s/ Stuart A. Taylor II	Director	November 17, 2021
Stuart A. Taylor II