Form 10-Q
period 2021-12-31
Hillenbrand, Inc.
filed 2022-02-02
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

The registrant had 72,813,915 shares of common stock, no par value per share, outstanding as of January 27, 2022.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2021	2020
Net revenue	$728.4	$692.5
Cost of goods sold	491.1	448.3
Gross profit	237.3	244.2
Operating expenses	128.1	131.6
Amortization expense	13.7	13.6
Loss (gain) on divestitures	3.1	(31.6)
Interest expense	17.9	21.2
Other expense, net	1.1	0.4
Income before income taxes	73.4	109.0
Income tax expense	23.3	31.3
Consolidated net income	50.1	77.7
Less: Net income attributable to noncontrolling interests	1.1	1.3
Net income attributable to Hillenbrand	$49.0	$76.4

Net income attributable to Hillenbrand — per share of common stock:
Basic earnings per share	$0.67	$1.01
Diluted earnings per share	$0.67	$1.01
Weighted average shares outstanding (basic)	72.7	75.3
Weighted average shares outstanding (diluted)	73.5	75.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2021	2020
Consolidated net income	$50.1	$77.7
Changes in other comprehensive income, net of tax:
Currency translation adjustment	2.4	59.3
Pension and postretirement (net of tax expense of $0.2 and $0.3)	0.7	1.2
Change in net unrealized gain on derivative instruments (net of tax expense of $0.0 and $0.3)	0.7	1.7
Total changes in other comprehensive income, net of tax	3.8	62.2
Consolidated comprehensive income	53.9	139.9
Less: Comprehensive income attributable to noncontrolling interests	1.0	1.4
Comprehensive income attributable to Hillenbrand	$52.9	$138.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2021 (unaudited)	September 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$447.4	$446.1
Trade receivables, net	312.6	323.5
Receivables from long-term manufacturing contracts	133.8	121.9
Inventories, net	441.7	411.6
Prepaid expenses and other current assets	85.5	75.2
Current assets held for sale	—	56.2
Total current assets	1,421.0	1,434.5
Property, plant, and equipment, net	287.9	295.1
Operating lease right-of-use assets, net	128.1	138.1
Intangible assets, net	900.2	913.9
Goodwill	1,165.9	1,168.6
Other long-term assets	91.5	64.7
Total Assets	$3,994.6	$4,014.9

LIABILITIES
Current Liabilities
Trade accounts payable	$389.4	$361.3
Liabilities from long-term manufacturing contracts and advances	304.3	296.6
Accrued compensation	83.8	123.5
Current liabilities held for sale	—	18.9
Other current liabilities	251.9	234.8
Total current liabilities	1,029.4	1,035.1
Long-term debt	1,213.4	1,212.9
Accrued pension and postretirement healthcare	146.5	151.6
Operating lease liabilities	96.9	105.6
Deferred income taxes	190.4	206.7
Other long-term liabilities	63.4	70.8
Total Liabilities	2,740.0	2,782.7

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 72.6 and 72.7 shares outstanding)	—	—
Additional paid-in capital	714.8	725.4
Retained earnings	699.1	666.2
Treasury stock (3.2 and 3.1 shares, at cost)	(138.9)	(135.7)
Accumulated other comprehensive loss	(42.4)	(46.3)
Hillenbrand Shareholders’ Equity	1,232.6	1,209.6
Noncontrolling interests	22.0	22.6
Total Shareholders’ Equity	1,254.6	1,232.2

Total Liabilities and Shareholders’ Equity	$3,994.6	$4,014.9

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended December 31,
	2021	2020
Operating Activities
Consolidated net income	$50.1	$77.7
Adjustments to reconcile consolidated net income to cash provided by operating activities:
Depreciation and amortization	27.9	29.3
Deferred income taxes	(12.3)	14.4
Amortization of deferred financing costs	0.9	1.7
Share-based compensation	5.9	4.2
Loss (gain) on divestitures	3.1	(31.6)
Trade accounts receivable, net and receivables from long-term manufacturing contracts	(4.1)	(32.8)
Inventories, net	(32.1)	(2.1)
Prepaid expenses and other current assets	(1.7)	(5.1)
Trade accounts payable	30.1	(5.5)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(28.3)	9.3
Income taxes payable	12.7	8.1
Defined benefit plan and postretirement funding	(2.3)	(2.3)
Defined benefit plan and postretirement expense	0.5	0.8
Other, net	(5.9)	0.1
Net cash provided by operating activities	44.5	66.2

Investing Activities
Capital expenditures	(9.7)	(5.6)
Proceeds from divestitures, net of cash divested	(4.5)	59.4
Net cash (used in) provided by investing activities	(14.2)	53.8

Financing Activities
Repayments on long-term debt	—	(220.0)
Proceeds from revolving credit facilities	—	226.0
Repayments on revolving credit facilities	—	(163.0)
Payments of dividends on common stock	(15.8)	(16.1)
Repurchases of common stock	(28.9)	—
Proceeds from stock option exercises	14.6	3.2
Payments for employee taxes on net settlement equity awards	(5.7)	(2.9)
Other, net	(1.6)	(1.3)
Net cash used in financing activities	(37.4)	(174.1)

Effect of exchange rates on cash and cash equivalents	4.4	9.7

Net cash flows	(2.7)	(44.4)

Cash, cash equivalents, and restricted cash:
At beginning of period	450.9	311.8
At end of period	$448.2	$267.4
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$447.4	$265.8
Short-term restricted cash included in other current assets	0.8	1.6
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$448.2	$267.4
See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended December 31, 2021
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2021	75.8	$725.4	$666.2	3.1	$(135.7)	$(46.3)	$22.6	$1,232.2
Total other comprehensive income (loss), net of tax	—	—	—	—	—	3.9	(0.1)	3.8
Net income	—	—	49.0	—	—	—	1.1	50.1
Repurchases of common stock	—	—	—	0.6	(28.9)	—	—	(28.9)
Issuance/retirement of stock for stock awards/options	—	(16.8)	—	(0.5)	25.7	—	—	8.9
Share-based compensation	—	5.9	—	—	—	—	—	5.9
Dividends ($0.2175 per share)	—	0.3	(16.1)	—	—	—	(1.6)	(17.4)
Balance at December 31, 2021	75.8	$714.8	$699.1	3.2	$(138.9)	$(42.4)	$22.0	$1,254.6

	Three Months Ended December 31, 2020
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2020	75.8	$723.6	$481.4	1.0	$(43.2)	$(102.8)	$20.4	$1,079.4
Total other comprehensive income (loss), net of tax	—	—	—	—	—	62.1	0.1	62.2
Net income	—	—	76.4	—	—	—	1.3	77.7
Issuance/retirement of stock for stock awards/options	—	(10.9)	—	(0.3)	11.2	—	—	0.3
Share-based compensation	—	4.2	—	—	—	—	—	4.2
Dividends ($0.2150 per share)	—	0.3	(16.4)	—	—	—	(1.4)	(17.5)
Balance at December 31, 2020	75.8	$717.2	$541.4	0.7	$(32.0)	$(40.7)	$20.4	$1,206.3

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

Hillenbrand’s portfolio is composed of three reportable operating segments. Advanced Process Solutions designs, develops, manufactures, and services highly engineered industrial equipment and systems around the world. Molding Technology Solutions is a global leader in highly engineered and customized equipment, systems, and service in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand and its subsidiaries unless context otherwise requires.

The accompanying unaudited Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries.  They also include two subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with United States generally accepted accounting principles (“GAAP”).  The unaudited Consolidated Financial Statements have been prepared on the same basis as, and should be read in conjunction with, the audited Consolidated Financial Statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the SEC on November 17, 2021. In the opinion of management, these Consolidated Financial Statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature. The interim period results are subject to variation and are not necessarily indicative of the results of operations to be expected for the full fiscal year.

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the over time method, and the establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, and the effects of the COVID-19 pandemic and such associated measures on management’s estimates and results of operations through December 31, 2021 are reflected in the Consolidated Financial Statements. Given the unprecedented nature of the ongoing COVID-19 pandemic, the Company cannot reasonably estimate the full extent of the impact that the COVID-19 pandemic will continue to have on its consolidated financial condition, and the consolidated results of operations, and cash flows in the foreseeable future. The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the ongoing COVID-19 pandemic subsides or if variant strains of the virus further impact the global economy or the Company. Events and changes in circumstances arising after December 31, 2021, including those resulting from the ongoing impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings.

2.Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2021, except as described below.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. ASU 2019-12 became effective for the Company’s fiscal year beginning on October 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Consolidated Financial Statements.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at December 31, 2021 and September 30, 2021 was $133.8 and $121.9, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at December 31, 2021 and September 30, 2021 was $304.3 and $296.6, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The revenue recognized for the three months ended December 31, 2021 and 2020 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2021 and 2020 was $98.7 and $80.1, respectively. During the three months ended December 31, 2021 and 2020, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of December 31, 2021, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Form 10-Q, was $1,724.8. Approximately 77% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$235.0	$—	$—	$235.0	$194.7	$—	$—	$194.7
Automotive	—	49.6	—	49.6	—	36.5	—	36.5
Chemicals	24.2	—	—	24.2	19.1	—	—	19.1
Consumer goods	—	39.7	—	39.7	—	39.0	—	39.0
Food and pharmaceuticals	21.8	—	—	21.8	22.8	—	—	22.8
Custom molders	—	38.3	—	38.3	—	38.9	—	38.9
Packaging	—	35.2	—	35.2	—	31.7	—	31.7
Construction	—	24.6	—	24.6	—	20.4	—	20.4
Minerals and mining	12.1	—	—	12.1	11.9	—	—	11.9
Electronics	—	14.3	—	14.3	—	18.4	—	18.4
Medical	—	20.0	—	20.0	—	21.2	—	21.2
Death care	—	—	162.5	162.5	—	—	164.8	164.8
Other industrial	24.0	27.1	—	51.1	42.3	30.8	—	73.1
Total	$317.1	$248.8	$162.5	$728.4	$290.8	$236.9	$164.8	$692.5

The following tables present net revenue by geography:

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geography
Americas	$63.6	$129.1	$162.5	$355.2	$82.1	$124.7	$164.8	$371.6
Asia	168.6	81.6	—	250.2	127.9	73.3	—	201.2
Europe, the Middle East, and Africa	84.9	38.1	—	123.0	80.8	38.9	—	119.7
Total	$317.1	$248.8	$162.5	$728.4	$290.8	$236.9	$164.8	$692.5

The following tables present net revenue by products and services:

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$231.5	$171.8	$—	$403.3	$197.9	$155.1	$—	$353.0
Parts and services	85.6	60.3	—	145.9	92.9	65.5	—	158.4
Death care	—	—	162.5	162.5	—	—	164.8	164.8
Other	—	16.7	—	16.7	—	16.3	—	16.3
Total	$317.1	$248.8	$162.5	$728.4	$290.8	$236.9	$164.8	$692.5

The following tables present net revenue by timing of transfer:

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$135.0	$246.1	$162.5	$543.6	$146.2	$236.9	$164.8	$547.9
Over time	182.1	2.7	—	184.8	144.6	—	—	144.6
Total	$317.1	$248.8	$162.5	$728.4	$290.8	$236.9	$164.8	$692.5

4.Acquisitions and Divestitures

Assets and liabilities held for sale

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global (“TerraSource”) and flow control businesses, which include the Red Valve business (“Red Valve”) which operated within the Advanced Process Solutions reportable operating segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. As discussed below, the Company completed the sale of Red Valve on December 31, 2020 and TerraSource on October 22, 2021. The Company had determined that these businesses met the criteria to be classified as held for sale, and therefore reclassified the related assets and liabilities as held for sale on the Consolidated Balance Sheets.

The following is a summary of the major categories of assets and liabilities that have been classified as held for sale on the Consolidated Balance Sheet at September 30, 2021:

Cash and cash equivalents	$3.5
Trade receivables, net	7.8
Inventories	12.0
Property, plant and equipment, net	12.0
Operating lease right-of-use assets, net	1.9
Intangible assets, net	49.5
Goodwill	12.4
Other assets	4.2
Valuation allowance on disposal group (1)	(47.1)
Total assets held for sale	$56.2

Trade accounts payable	$5.2
Liabilities from long-term manufacturing contracts and advances	7.5
Operating lease liabilities	2.0
Deferred income taxes	1.9
Other liabilities	2.3
Total liabilities held for sale	$18.9

(1)The Company adjusted the carrying value to fair value less costs to sell for certain assets held for sale during the year ended September 30, 2021. Those assets were sold during the three months ended December 31, 2021.

The Company determined that the exit from these businesses did not represent a strategic shift that had a major effect on its Consolidated Results of Operations, and therefore these businesses were not classified as discontinued operations. The results of operations up to the respective dates of sale for these businesses are included within the Advanced Process Solutions reportable operating segment for all periods presented in this quarterly report.

Divestitures of Red Valve and TerraSource Global

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The sale included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet. The sale followed the Company’s previously announced intent to exit certain non-strategic, sub-scale businesses, resulting in Red Valve being classified as held for sale at September 30, 2020.

As a result of the Red Valve divestiture, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the three months ended December 31, 2020. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the three months ended December 31, 2020. The Company incurred $2.9 of transaction costs associated with the sale during the three months ended December 31, 2020, which were recorded within operating expenses in the Consolidated Statement of Operations.

On October 22, 2021, the Company completed the divestiture of TerraSource pursuant to a Contribution Agreement (“Agreement”) between the Company and certain affiliated companies of industrial holding company Right Lane Industries (“RLI”). Under the terms of the Agreement, Hillenbrand contributed TerraSource and its subsidiaries to a newly formed entity, TerraSource Holdings, LLC ("Holdings"), with RLI obtaining majority ownership and full operational control of TerraSource. In exchange for contributing the TerraSource business, the Company received consideration in the form of a five-year note with initial principal amount of $25.6, subject to certain adjustments, and also retained a 49% equity interest in Holdings through one of the Company’s indirect wholly-owned subsidiaries. The fair value of the total consideration received by the Company was $27.7 and is recorded within other long-term assets in the Consolidated Balance Sheet.
As a result of the divestiture, the Company recorded a pre-tax loss, subject to customary post-closing adjustments, of $3.1 in the Consolidated Statement of Operations during the three months ended December 31, 2021. The Company incurred $0.4 of transaction costs associated with the divestiture during the three months ended December 31, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021. Subsequent to the divestiture, the Company’s equity interest in Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

5.Supplemental Consolidated Balance Sheet Information

	December 31, 2021	September 30, 2021
Allowance for doubtful accounts	$26.8	$26.0

Warranty reserves	$24.5	$24.2

Accumulated depreciation on property, plant, and equipment	$389.9	$381.6

Inventories, net:
Raw materials and components	$168.8	$153.1
Work in process	99.0	104.0
Finished goods	173.9	154.5
Total inventories, net	$441.7	$411.6

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

Operating leases are recorded within operating lease right-of-use assets, net, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of December 31, 2021 and September 30, 2021. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have elected an accounting policy to combine lease and non-lease components for all leases.

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

Leases may include renewal options, and the renewal option is included in the lease term if the Company concludes that it is reasonably certain that the option will be exercised. A certain number of the Company’s leases contain rent escalation clauses, either fixed or adjusted periodically for inflation of market rates, which are factored into the calculation of lease payments to the extent they are fixed and determinable at lease inception. The Company also has variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable costs when incurred.

For the three months ended December 31, 2021 and 2020, the Company recognized $8.4 and $8.9 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	December 31, 2021	September 30, 2021
Operating lease right-of-use assets, net	$128.1	$138.1

Other current liabilities	29.4	30.7
Operating lease liabilities	96.9	105.6
Total operating lease liabilities	$126.3	$136.3

Weighted-average remaining lease term (in years)	7.1	7.2

Weighted-average discount rate	2.2%	2.1%

As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows:

2022 (excluding the three months ended December 31, 2021)	$24.3
2023	27.4
2024	19.1
2025	12.5
2026	9.9
Thereafter	42.4
Total lease payments	135.6
Less: imputed interest	(9.3)
Total present value of lease payments	$126.3

Supplemental Consolidated Statements of Cash Flow information is as follows:

	Three Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$9.1	$9.7
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	(0.3)	4.3

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of:

	December 31, 2021		September 30, 2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	798.0	(205.3)	798.8	(195.4)
Technology, including patents	138.5	(64.6)	137.6	(62.7)
Software	68.6	(60.1)	68.3	(59.4)
	1,005.1	(330.0)	1,004.7	(317.5)
Indefinite-lived assets:
Trade names	225.1	—	226.6	—

Total	$1,230.2	$(330.0)	$1,231.3	$(317.5)

The net change in intangible assets during the three months ended December 31, 2021 was driven primarily by amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the three months ended December 31, 2021:

	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Balance as of September 30, 2021	$484.9	$675.4	$8.3	$1,168.6
Foreign currency adjustments	(4.4)	1.7	—	(2.7)
Balance as of December 31, 2021	$480.5	$677.1	$8.3	$1,165.9

During the three months ended December 31, 2021, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

8.Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of the dates reported in the Consolidated Balance Sheets:

	December 31, 2021	September 30, 2021
$400.0 senior unsecured notes (1)	$396.1	$395.8
$375.0 senior unsecured notes, net of discount (2)	371.6	371.5
$350.0 senior unsecured notes (3)	345.9	345.8
$100.0 Series A Notes (4)	99.8	99.8
$900.0 revolving credit facility (excluding outstanding letters of credit)	—	—
Total debt	1,213.4	1,212.9
Less: current portion	—	—
Total long-term debt	$1,213.4	$1,212.9

(1)Includes unamortized debt issuance costs of $3.9 and $4.2 at December 31, 2021 and September 30, 2021, respectively.
(2)Includes unamortized debt issuance costs of $3.0 and $3.1 at December 31, 2021 and September 30, 2021, respectively.
(3)Includes unamortized debt issuance costs of $4.1 and $4.2 at December 31, 2021 and September 30, 2021, respectively.
(4)Includes unamortized debt issuance costs of $0.2 and $0.2 at December 31, 2021 and September 30, 2021, respectively.

For the three months ended December 31, 2020, the weighted average interest rate was 2.75% for the $500.0 term loan. For the three months ended December 31, 2020, the weighted average interest rate was 2.63% for the $225.0 term loan.

With respect to the Revolver, there were no outstanding balances as of December 31, 2021 and September 30, 2021. As of December 31, 2021, the Company had $16.5 in outstanding letters of credit issued and $883.5 of borrowing capacity under the Revolver. $880.6 of this borrowing capacity was immediately available based on the Company’s most restrictive covenant at December 31, 2021. There were no borrowings under the Revolver during the three months ended December 31, 2021. The weighted-average interest rate on borrowings under the Revolver was 2.52% for the three months ended December 31, 2020. The weighted average facility fee was 0.15% and 0.30% for the three months ended December 31, 2021 and 2020, respectively. The Revolver matures on August 28, 2024.

Other credit arrangements

In the normal course of business, operating companies within the Advanced Process Solutions reportable operating segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of December 31, 2021 and September 30, 2021, the Company had credit arrangements totaling $403.2 and $411.5, respectively, under which $247.9 and $254.0, respectively, was used for guarantees. These arrangements include the Company’s Syndicated €175.0 Letter of Guarantee Facility (as amended, the “L/G Facility Agreement”) and other ancillary credit facilities. The L/G Facility Agreement matures in December 2022, but can be extended to March 2023 under certain conditions.

Covenants related to current financing agreements

The Company’s Third Amended and Restated Credit Agreement dated August 28, 2019, as subsequently amended on October 8, 2019, January 10, 2020, May 29, 2020, February 2, 2021, and June 14, 2021 (as amended, the “Credit Agreement”) and the Private Shelf Agreement dated as of December 16, 2012 (as amended, the “Shelf Agreement”) contain the following financial covenants for the current quarter: a maximum leverage ratio (as defined in the agreements) of 3.50 to 1.00 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.00 to 1.00. The L/G Facility Agreement contains a maximum leverage ratio of 3.75 to 1.00 for the current quarter and a minimum ratio of EBITDA to interest expense of 3.00 to 1.00 (both as defined in such agreement). Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”), the $375.0 of senior unsecured notes due September 2026 (the “2019 Notes”), the $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”), the $100.0 of 4.60% Series A unsecured notes (“Series A Notes”), and the L/G

Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement each contain certain other customary covenants, representations and warranties and events of default. The indentures governing the 2019 Notes, 2020 Notes, and 2021 Notes do not limit the Company’s ability to incur additional indebtedness. They do, however, contain certain covenants that restrict the Company’s ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the senior unsecured notes with remedies if the Company fails to perform specific obligations. As of December 31, 2021, Hillenbrand was in compliance with all covenants and there were no events of default.

9.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2021	2020	2021	2020
Service costs	$0.1	$0.2	$0.5	$0.5
Interest costs	1.5	1.5	0.2	0.2
Expected return on plan assets	(2.7)	(2.7)	(0.2)	(0.2)
Amortization of net loss	0.4	0.5	0.6	0.7
Net periodic pension (benefit) cost	$(0.7)	$(0.5)	$1.1	$1.2

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $4.7 and $3.7 for the three months ended December 31, 2021 and 2020, respectively.

10.Income Taxes

The effective tax rates for the three months ended December 31, 2021 and 2020 were 31.7% and 28.7%, respectively. The increase in the effective tax rate was primarily driven by an unfavorable geographic mix of pretax income and the divestiture of TerraSource, partially offset by the increased tax benefit on equity compensation.

11.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 400,000 shares at both December 31, 2021 and 2020, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2021	2020
Net income attributable to Hillenbrand	$49.0	$76.4
Weighted-average shares outstanding (basic - in millions)	72.7	75.3
Effect of dilutive stock options and other unvested equity awards (in millions)	0.8	0.2
Weighted-average shares outstanding (diluted - in millions)	73.5	75.5

Basic earnings per share	$0.67	$1.01
Diluted earnings per share	$0.67	$1.01

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	—	1.4

12. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)
Other comprehensive income before reclassifications:
Before tax amount	—	2.5	0.4	2.9	$(0.1)	$2.8
Tax expense	—	—	(0.1)	(0.1)	—	(0.1)
After tax amount	—	2.5	0.3	2.8	(0.1)	2.7
Amounts reclassified from accumulated other comprehensive loss (1)	0.7	—	0.4	1.1	—	1.1
Net current period other comprehensive income	0.7	2.5	0.7	3.9	$(0.1)	$3.8
Balance at December 31, 2021	$(48.5)	$15.6	$(9.5)	$(42.4)

(1)Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)
Other comprehensive loss before reclassifications:
Before tax amount	—	59.2	1.7	60.9	$0.1	$61.0
Tax benefit	—	—	(0.4)	(0.4)	—	(0.4)
After tax amount	—	59.2	1.3	60.5	0.1	60.6
Amounts reclassified from accumulated other comprehensive loss (1)	1.2	—	0.4	1.6	—	1.6
Net current period other comprehensive income	1.2	59.2	1.7	62.1	$0.1	$62.2
Balance at December 31, 2020	$(68.4)	$38.1	$(10.4)	$(40.7)

(1)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended December 31, 2021
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	$—	$—	$(0.2)	$(0.2)
Other expense, net	0.9	—	0.6	1.5
Total before tax	$0.9	$—	$0.4	$1.3
Tax expense				(0.2)
Total reclassifications for the period, net of tax				$1.1

	Three Months Ended December 31, 2020
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Other expense, net	1.3	—	0.5	1.8
Total before tax	$1.3	$—	$0.5	$1.8
Tax expense				(0.2)
Total reclassifications for the period, net of tax				$1.6

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

13.Share-Based Compensation

The Company has share-based compensation plans under which 15,385,436 shares are registered. As of December 31, 2021, 3,520,727 shares were outstanding under these plans and 8,291,116 shares had been issued, leaving 3,573,593 shares under the Company’s Amended and Restated Stock Incentive Plan available for future issuance.

	Three Months Ended December 31,
	2021	2020
Share-based compensation costs	$5.9	$4.2
Less impact of income tax	1.4	1.0
Share-based compensation costs, net of tax	$4.5	$3.2

The Company has share-based compensation with long-term performance-based metrics that are contingent upon the Company’s relative total shareholder return and the creation of shareholder value, as well as time-based awards. Relative total shareholder return is determined by comparing the Company’s total shareholder return during a three-year period to the respective total shareholder returns of companies in a designated stock index. Creation of shareholder value is measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period.  For the performance-based awards contingent upon the creation of shareholder value, compensation expense is adjusted each quarter based upon actual results to date and any changes to forecasted information on each of the separate grants.

During the three months ended December 31, 2021, the Company made the following grants:

Number of Units
Time-based stock awards	220,804
Performance-based stock awards (maximum that can be earned)	274,381

The Company’s time-based stock awards and performance-based stock awards granted during the three months ended December 31, 2021, had weighted-average grant date fair values of $46.18 and $52.22, respectively.  Included in the performance-based stock awards granted during the three months ended December 31, 2021 are 163,861 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

14.Other Expense, Net

	Three Months Ended December 31,
	2021	2020
Interest income	$(0.9)	$(0.6)
Foreign currency exchange loss (gain), net	0.9	(0.4)
Other, net	1.1	1.4
Other expense, net	$1.1	$0.4

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at December 31, 2021	Fair Value at December 31, 2021 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$447.4	$447.4	$—	$—
Restricted cash	0.8	0.8	—	—
Investments in rabbi trust	4.7	4.7	—	—
Derivative instruments	2.7	—	2.7	—

Liabilities:
2021 Notes	350.0	351.6	—	—
2020 Notes	400.0	421.1	—	—
2019 Notes	374.6	419.7	—	—
Series A Notes	100.0	—	105.7	—
Derivative instruments	2.5	—	2.5	—

	Carrying Value at September 30, 2021	Fair Value at September 30, 2021 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$446.1	$446.1	$—	$—
Restricted cash	1.3	1.3	—	—
Cash and cash equivalents held for sale	3.5	3.5	—	—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	1.9	—	1.9	—

Liabilities:
2021 Notes	350.0	349.0	—	—
2020 Notes	400.0	422.8	—	—
2019 Notes	374.6	421.3	—	—
Series A Notes	100.0	—	107.6	—
Derivative instruments	2.5	—	2.5	—

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

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $203.1 and $186.4 at December 31, 2021 and September 30, 2021, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities in the Consolidated Balance Sheets.

17.Segment and Geographical Information

The Company currently conducts operations through three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville. The Company’s reportable operating segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended December 31,
	2021	2020
Net revenue
Advanced Process Solutions	$317.1	$290.8
Molding Technology Solutions	248.8	236.9
Batesville	162.5	164.8
Total	$728.4	$692.5

Adjusted EBITDA (1)
Advanced Process Solutions	$54.6	$48.5
Molding Technology Solutions	51.8	48.4
Batesville	40.5	52.3
Corporate	(17.2)	(11.2)

Net revenue (2)
United States	$315.7	$328.7
China	148.7	111.9
Germany	34.2	34.3
India	50.9	41.5
All other countries	178.9	176.1
Total	$728.4	$692.5

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	December 31, 2021	September 30, 2021
Total assets
Advanced Process Solutions	$1,571.4	$1,596.5
Molding Technology Solutions	2,103.1	2,103.0
Batesville	229.2	231.5
Corporate	90.9	83.9
Total	$3,994.6	$4,014.9

Tangible long-lived assets, net
United States	$154.4	$161.1
Germany	107.0	113.8
China	52.2	53.0
All other countries	102.4	105.3
Total	$416.0	$433.2

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended December 31,
	2021	2020
Adjusted EBITDA:
Advanced Process Solutions	$54.6	$48.5
Molding Technology Solutions	51.8	48.4
Batesville	40.5	52.3
Corporate	(17.2)	(11.2)
Less:
Interest income	(0.9)	(0.6)
Interest expense	17.9	21.2
Income tax expense	23.3	31.3
Depreciation and amortization	27.9	29.3
Business acquisition, disposition, and integration costs	7.6	9.1
Restructuring and restructuring-related charges	0.7	1.5
Loss (gain) on divestitures	3.1	(31.6)
Other	—	0.1
Consolidated net income	$50.1	$77.7

18.Restructuring

The following schedule details the restructuring charges by reportable operating segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended December 31, 2021
	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.9	$0.2	$1.1
Molding Technology Solutions	0.1	—	0.1
Batesville	—	—	—
Corporate	—	—	—
Total	$1.0	$0.2	$1.2

	Three Months Ended December 31, 2020
	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.6	$0.9	$1.5
Molding Technology Solutions	0.1	0.3	0.4
Batesville	—	0.2	0.2
Corporate	—	0.2	0.2
Total	$0.7	$1.6	$2.3

The restructuring charges during the three months ended December 31, 2021 and 2020 related primarily to severance costs. The severance costs within the Molding Technology Solutions reportable operating segment and corporate were primarily related to the ongoing integration of Milacron. At December 31, 2021, $5.8 of restructuring costs were accrued and expected to be paid over the next twelve months.

During fiscal 2021, the Company’s wholly-owned subsidiary Coperion GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facilities in Stuttgart and Weingarten, Germany whereby certain operational functions will be shifted to the Company’s operations in Switzerland or to a third party provider (the “Plan”). As a result, the Company expects to incur severance and other related costs of approximately $12.0 to $13.0 and restructuring-related costs of $4.0 to $5.0 related to the Plan. Substantially all of these costs will result in future cash expenditures that are expected to be substantially paid by the end of calendar year 2022. As the employees are required to render service in order to receive termination benefits, the associated liability related to the Plan will be recognized ratably over the future service period. During the three months ended December 31, 2021, the Company recognized $0.9 of expense, and these amounts were included within cost of goods sold and operating expenses in the Company’s Consolidated Statements of Operations. The total liability related to the Plan was $4.2 as of December 31, 2021.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes risks related to the ongoing COVID-19 pandemic and the escalation thereof due to variant strains of the virus and the societal, governmental, and individual responses thereto, including supply chain disruptions, loss of contracts and/or customers, erosion of some customers’ credit quality, downgrades of the Company’s credit quality, closure or temporary interruption of the Company’s or suppliers’ manufacturing facilities, travel, shipping and logistical disruptions, and domestic and international general economic conditions, such as inflation, exchange rates and interest rates, loss of human capital or personnel, and general economic calamities, in addition to increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; competition for highly skilled and talented workers and labor shortages; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; a variety of risks related to our integration of Milacron, including disruptions of current operations or difficulties in employee retention; and other risks that we disclose from time to time. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 17, 2021, and in Item 1A of Part II of this Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. The forward-looking information in this Form 10-Q speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking statements.

EXECUTIVE OVERVIEW

Hillenbrand (www.Hillenbrand.com) is a global diversified industrial company with multiple leading brands that serve a wide variety of industries around the world. Hillenbrand’s portfolio is composed of three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville®. Advanced Process Solutions designs, develops, manufactures, and services highly engineered industrial equipment and systems around the world. Molding Technology Solutions is a global leader in highly engineered and customized equipment, systems, and service in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America.

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

During the three months ended December 31, 2021, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and consolidated financial position.

COVID-19 Impact

The COVID-19 pandemic has impacted and is continuing to impact Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve, sometimes rapidly, including through the resurgence of COVID-19 due to variant strains of the virus and related government actions. It is difficult to quantify the complete impact the pandemic had for fiscal 2021 or will have for fiscal 2022, but the actions being undertaken to reduce the severity and spread of COVID-19 are currently creating disruptions, and are likely to continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability and sufficiency of our supply chain.

We cannot reasonably estimate the duration, spread, or severity of the ongoing COVID-19 pandemic and related variants; however, as a result of the current circumstances, we expect to continue to experience adverse impacts during 2022 within our Advanced Process Solutions and Molding Technology Solutions reportable operating segments. Should these conditions continue beyond the first quarter of 2022 for Advanced Process Solutions or Molding Technology Solutions reportable operating segments, or should the severity of COVID-19 increase, the Company would similarly expect adverse impacts on its net revenue, results of operations, and cash flows, depending upon the severity and length of time such conditions persist. The COVID-19 pandemic generally has had a favorable impact on the Batesville reportable operating segment’s net revenue, results of operations, and cash flows. However, given the ongoing and dynamic nature of COVID-19, we are currently not able to predict the extent and duration of the impact for 2022 or the potential negative impact that the estimated increase in deaths in North America due to the COVID-19 pandemic will have on future deaths when the pandemic has subsided. During the three months ended December 31, 2021, Batesville revenue decreased year over year due to lower burial casket sales resulting from an estimated decrease in deaths associated with the reduced severity of the COVID-19 pandemic. The timing and effectiveness of further vaccine development and rollout, in addition to consequences of variants of the virus, could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during the remainder of fiscal 2022 and beyond.

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

Supply Chain and Inflation

While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. However, we have experienced increasing delays of certain raw materials and components, but we have largely been able to mitigate the impact on our consolidated results of operations. We continue to identify and qualify alternative sources to mitigate risk associated to single or sole source supply continuity, and we may choose to purchase certain materials in safety stock where we have supply chain continuity concerns. It remains possible that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during 2022 and beyond.

We also experienced material and supply chain inflation, including but not limited to higher transportation costs, in the first quarter of fiscal 2022 as further discussed in our Operations Review. Pricing actions and supply chain productivity initiatives have and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s results of operations, and cash flows during 2022 and beyond.

For additional information regarding labor, supply chain, and other risks, including those relating to the COVID-19 pandemic, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 17, 2021.

Divestiture of Flow Control Businesses and TerraSource Global

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The sale included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheets. As a result of the Red Valve divestiture, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the three months ended December 31, 2020. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the three months ended December 31, 2020. The Company incurred $2.9 of transaction costs associated with the sale during the three months ended December 31, 2020, which were recorded within operating expenses in the Consolidated Statement of Operations. Red Valve’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on December 31, 2020.

On March 10, 2021, the Company completed the divestiture of ABEL to IDEX Corporation in a transaction valued at $103.5. The sale included cash proceeds received at closing of $106.3, including working capital adjustments. ABEL’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on March 10, 2021.

On October 22, 2021, the Company completed the divestiture of TerraSource pursuant to a Contribution Agreement (“Agreement”) between the Company and certain affiliated companies of industrial holding company Right Lane Industries (“RLI”). Under the terms of the Agreement, Hillenbrand contributed TerraSource and its subsidiaries to a newly formed entity, TerraSource Holdings, LLC ("Holdings"), with RLI obtaining majority ownership and full operational control of TerraSource. In exchange for contributing the TerraSource business, the Company received consideration in the form of a five-year note with initial principal amount of $25.6, subject to certain adjustments, and also retained a 49% equity interest in Holdings through one of the Company’s indirect wholly-owned subsidiaries. The fair value of the total consideration received by the Company was $27.7.
As a result of the TerraSource divestiture, the Company recorded a pre-tax loss, subject to customary post-closing adjustments, of $3.1 in the Consolidated Statement of Operations during the three months ended December 31, 2021. The Company incurred $0.4 of transaction costs associated with the divestiture during the three months ended December 31, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2021, to the same periods in 2020.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, Batesville, and Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and primarily exclude expenses associated with business acquisitions, disposition, and integration costs, restructuring and restructuring-related charges, and gains and losses on divestitures. The related income tax impact for all of these items is also excluded. The measures also exclude certain tax items related to the divestitures of TerraSource and Red Valve, the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions, the impact the Milacron loss carryforward attributes have on tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (FDII), and the Base Erosion and Anti-Abuse Tax (BEAT).

Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

We use this non-GAAP information internally to measure operating segment performance and make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.  The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by items such as the above excluded items.  We believe this information provides a higher degree of transparency.

An important non-GAAP measure that we use is adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”). A part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the HOM to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance. Adjusted EBITDA is not a recognized term under GAAP and therefore does not purport to be an alternative to net income. Further, the Company’s measure of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

See page 33 for a reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the

Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2021, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 17, 2021.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$728.4	100.0	$692.5	100.0
Gross profit	237.3	32.6	244.2	35.3
Operating expenses	128.1	17.6	131.6	19.0
Amortization expense	13.7		13.6
Loss (gain) on divestitures	3.1		(31.6)
Interest expense	17.9		21.2
Other expense, net	1.1		0.4
Income tax expense	23.3		31.3
Net income attributable to Hillenbrand	49.0		76.4

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Net revenue increased $35.9 (5%), which included unfavorable foreign currency impact (1%).

•Advanced Process Solutions net revenue increased $26.3 (9%), primarily due to an increase in large plastics systems sales and favorable pricing, partially offset by the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021. Foreign currency impact decreased net revenue by 3%.

•Molding Technology Solutions net revenue increased $11.9 (5%), primarily driven by an increase in demand for injection molding and hot runner equipment product lines, as well as favorable pricing, partially offset by a decrease in aftermarket parts and service sales. Foreign currency impact decreased net revenue by 1%.

•Batesville net revenue decreased $2.3 (1%), primarily due to a decrease in volume, partially offset by an increase in average selling price. Lower volume was driven by a decrease in burial casket sales primarily due to an estimated decrease in deaths associated with the reduced severity of the COVID-19 pandemic and an estimated increased rate at which families opted for cremation.

Gross profit decreased $6.9 (3%) and gross profit margin decreased 270 basis points to 32.6%. On an adjusted basis, which excluded restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, adjusted gross profit decreased $7.7 (3%), and adjusted gross profit margin decreased 290 basis points to 32.7%.

•Advanced Process Solutions gross profit increased $1.7 (2%), primarily due to an increase in large plastics systems sales and favorable pricing, partially offset by the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021, cost inflation, and unfavorable mix. Foreign currency impact decreased gross profit by 2%. Gross profit margin decreased 230 basis points to 32.3% in 2022, primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($0.7 in fiscal 2022 and $0.6 in fiscal 2021). Excluding these charges, adjusted gross profit increased $1.6 (2%) and adjusted gross profit margin decreased 240 basis points to 32.5%.

•Molding Technology Solutions gross profit increased $4.8 (6%) primarily due to an increase in demand for injection molding and hot runner equipment product lines, favorable pricing, and productivity improvements including synergies, partially offset by cost inflation. Gross profit margin improved 50 basis points to 32.0%, primarily due to pricing and productivity improvements, partially offset by cost inflation.

Molding Technology Solutions gross profit included business acquisition, disposition and integration costs ($0.3 in fiscal 2022 and $0.7 in fiscal 2021) and restructuring and restructuring-related charges ($0.2 in fiscal 2022 and $0.2 in fiscal 2021). Excluding these charges, adjusted gross profit increased $4.3 (6%) and adjusted gross profit margin improved 20 basis points to 32.1%.

•Batesville gross profit decreased $13.4 (19%) and gross profit margin decreased 760 basis points to 34.2%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, wages and benefits and lower volume, partially offset by an increase in average selling price.

Operating expenses decreased $3.5 (3%), primarily due to the divestitures of Red Valve on December 31, 2020, and ABEL on March 10, 2021, synergies, a decrease in business acquisition, disposition, and integration costs, and a decrease in restructuring and restructuring-related charges, partially offset by an increase in cost inflation. Foreign currency impact decreased operating expenses by 1%. Our operating expense-to-net-revenue ratio improved by 140 basis points to 17.6% in fiscal 2022.  Operating expenses included the following items:

	Three Months Ended December 31,
	2021	2020
Business acquisition, disposition, and integration costs	$7.2	$9.7
Restructuring and restructuring-related charges	0.3	1.5

On an adjusted basis, which excludes business acquisition, disposition, and integration costs and restructuring and restructuring-related charges, operating expenses decreased $1.7 (1%). Adjusted operating expenses as a percentage of net revenue improved 110 basis points in fiscal 2022 to 16.6%.

Loss (gain) on divestitures was a loss of $3.1 in the current year due to the loss realized on the divestiture of TerraSource on October 22, 2021 and a gain of $31.6 in the prior year due to the gain realized on the divestiture of Red Valve on December 31, 2020. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

Interest expense decreased $3.3 (16%), primarily due to a decrease in weighted average borrowings. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of borrowing activity.

Other expense, net increased $0.7, primarily due to an increase in foreign currency exchange losses.

The effective tax rate was 31.7% in 2022 compared to 28.7% in 2021. The increase in the effective tax rate was primarily driven by an unfavorable geographic mix of pretax income and the divestiture of TerraSource, partially offset by the increased tax benefit on equity compensation.

The adjusted effective tax rate was 28.7% in 2022 compared to 28.5% in 2021. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•The impact of Milacron tax loss carryforwards on foreign inclusion and foreign tax credits ($0.1 expense in fiscal 2022 and $3.7 expense in fiscal 2021);
•The revaluation of deferred tax balances as a result of functional currency fluctuations ($0.2 expense in fiscal 2022 and $0.7 expense in fiscal 2021);
•The tax impact on the Red Valve divestiture ($3.9 expense in fiscal 2021);
•Adjustments previously discussed within this section ($4.8 benefit in fiscal 2022 and $5.7 benefit in fiscal 2021).

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended December 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$317.1	100.0	$290.8	100.0
Gross profit	102.3	32.3	100.6	34.6
Operating expenses	50.1	15.8	56.2	19.3
Amortization expense	4.5		4.8

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Net revenue increased $26.3 (9%) primarily due to an increase in large plastics systems sales and favorable pricing, partially offset by the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021. Foreign currency impact decreased net revenue by 3%.

Order backlog increased $247.8 (23%) from $1,070.6 on December 31, 2020, to $1,318.4 on December 31, 2021. The increase in order backlog was primarily driven by increased demand for large polyolefin systems and aftermarket parts and service. Foreign currency impact decreased order backlog by 8%. On a sequential basis, order backlog decreased $31.0 (2%) to $1,318.4 at December 31, 2021, down from $1,349.4 at September 30, 2021, primarily driven by the divestiture of TerraSource on October 22, 2021.

Gross profit increased $1.7 (2%) primarily due to an increase in large plastics systems sales and favorable pricing, partially offset by the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021, cost inflation, and unfavorable mix. Foreign currency impact decreased gross profit by 2%. Gross profit margin decreased 230 basis points to 32.3% in 2022, primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($0.7 in fiscal 2022 and $0.6 in fiscal 2021). Excluding these charges, adjusted gross profit increased $1.6 (2%) and adjusted gross profit margin decreased 240 basis points to 32.5%.

Operating expenses decreased $6.1 (11%) primarily due to the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021 and synergies and savings from restructuring actions, partially offset by an increase in strategic investments. Foreign currency impact decreased operating expenses by 2%. Operating expenses as a percentage of net revenue improved by 350 basis points to 15.8%.

Operating expenses included restructuring and restructuring-related charges ($0.1 in 2022 and $0.7 in 2021) and business acquisition, disposition, and integration costs ($0.2 in 2022 and $0.6 in 2021). Excluding these items, adjusted operating expenses decreased $5.2 (10%) and adjusted operating expenses as a percentage of net revenue improved 320 basis points to 15.7%.

Amortization expense decreased $0.3 (6%), primarily due to the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended December 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$248.8	100.0	$236.9	100.0
Gross profit	79.5	32.0	74.7	31.5
Operating expenses	36.9	14.8	36.0	15.2
Amortization expense	9.2		8.8

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Net revenue increased $11.9 (5%), primarily driven by an increase in demand for injection molding and hot runner equipment product lines, as well as favorable pricing, partially offset by a decrease in aftermarket parts and service sales. Foreign currency impact decreased net revenue by 1%.

Order backlog increased $114.4 (39%) from $292.0 on December 31, 2020, to $406.4 on December 31, 2021. The increase in order backlog was primarily driven by an increase in orders within the injection molding and extrusion equipment product lines. Foreign currency impact decreased order backlog by 1%. On a sequential basis, order backlog increased $40.8 (11%) to $406.4 at December 31, 2021, up from $365.6 at September 30, 2021. The increase in order backlog was primarily driven by orders within the injection molding and extrusion product lines.

Gross profit increased $4.8 (6%) primarily due to an increase in demand for injection molding and hot runner equipment product lines, favorable pricing, and productivity improvements including synergies, partially offset by cost inflation. Gross profit margin improved 50 basis points to 32.0%, primarily due to pricing and productivity improvements, partially offset by cost inflation.

Molding Technology Solutions gross profit included business acquisition, disposition and integration costs ($0.3 in fiscal 2022 and $0.7 in fiscal 2021) and restructuring and restructuring-related charges ($0.2 in fiscal 2022 and $0.2 in fiscal 2021). Excluding these charges, adjusted gross profit increased $4.3 (6%) and adjusted gross profit margin improved 20 basis points to 32.1%.

Operating expenses increased $0.9 (3%), primarily due to cost inflation, partially offset by synergies and savings from restructuring actions. Foreign currency impact decreased operating expenses by 1%. Operating expense as a percentage of net revenue improved 40 basis points to 14.8%.

Operating expenses included business acquisition, disposition, and integration costs (including severance costs related to the integration) ($0.1 in fiscal 2022 and $0.3 in fiscal 2021). Excluding these charges, adjusted operating expenses increased $0.9 (3%) and adjusted operating expenses as a percentage of net revenue improved 40 basis points to 14.7%.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended December 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$162.5	100.0	$164.8	100.0
Gross profit	55.5	34.2	68.9	41.8
Operating expenses	16.6	10.2	18.6	11.3

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Net revenue decreased $2.3 (1%), primarily due to a decrease in volume, partially offset by an increase in average selling price. Lower volume was driven by a decrease in burial casket sales primarily due to an estimated decrease in deaths associated with the reduced severity of the COVID-19 pandemic and an estimated increased rate at which families opted for cremation.

Gross profit decreased $13.4 (19%) and gross profit margin decreased 760 basis points to 34.2%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, wages and benefits and lower volume, partially offset by an increase in average selling price.

Operating expenses decreased $2.0 (11%) to $16.6 primarily due to a decrease in variable compensation and synergy savings, including savings from restructuring actions, partially offset by inflation. Operating expenses as a percentage of net revenue improved 110 basis points to 10.2%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$17.5	2.4	$13.3	1.9
Business acquisition, disposition, and integration costs	7.0	1.0	7.5	1.1
Operating expenses	$24.5	3.4	$20.8	3.0

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

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Operating expenses increased $3.7 (18%), primarily due to strategic investments and cost inflation, partially offset by a decrease in business acquisition, disposition, and integration costs. These expenses as a percentage of net revenue were 3.4%, an increase of 40 basis points from the prior year.

Core operating expenses increased $4.2 (32%), primarily due to strategic investments and cost inflation.  These expenses as a percentage of net revenue were 2.4%, an increase of 50 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended December 31,
	2021	2020
Consolidated net income	$50.1	$77.7
Interest income	(0.9)	(0.6)
Interest expense	17.9	21.2
Income tax expense	23.3	31.3
Depreciation and amortization	27.9	29.3
EBITDA	118.3	158.9
Business acquisition, disposition, and integration costs (1)	7.6	9.1
Restructuring and restructuring-related charges (2)	0.7	1.5
Loss (gain) on divestitures (3)	3.1	(31.6)
Other	—	0.1
Adjusted EBITDA	$129.7	$138.0

(1)Business acquisition, disposition, and integration costs during the three months ended December 31, 2021 primarily included professional fees and employee-related costs attributable to the integration of Milacron and divestiture of TerraSource. Business acquisition, disposition, and integration costs during the three months ended December 31, 2020 primarily included professional fees and employee-related costs attributable to the integration of Milacron and divestiture of Red Valve.
(2)Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during the three months ended December 31, 2021 and 2020.
(3)The current year amounts represent the loss on divestiture of TerraSource during the three months ended December 31, 2021. The prior year amount represents the gain on the divestiture of Red Valve during the three months ended December 31, 2020. See Note 4 of Part I, Item 1 of this Form 10-Q for more information.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Consolidated net income decreased $27.6 (36%) for the three months ended December 31, 2021, compared to the same period in fiscal 2021. The decrease was primarily driven by the gain on divestiture of Red Valve in 2020, cost inflation, a decrease in volume at Batesville, unfavorable mix, and an increase in strategic investments. This decrease in consolidated net income was partially offset by an increase in demand for equipment at Advanced Process Solutions and pricing and productivity improvements. Foreign currency impact decreased consolidated net income by $0.4.

Consolidated adjusted EBITDA decreased $8.3 (6%) for the three months ended December 31, 2021, compared to the same period in fiscal 2021. The decrease was primarily driven by cost inflation, a decrease in volume at Batesville, unfavorable mix, and an increase in strategic investments. This decrease in consolidated adjusted EBITDA was partially offset by an increase in demand for equipment at Advanced Process Solutions and pricing and productivity improvements. Foreign currency impact decreased adjusted EBITDA by $1.3.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first three months of 2022 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of December 31, 2021, we had $883.5 of borrowing capacity under the Revolver, of which $880.6 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $16.5 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, operating companies within the Advanced Process Solutions reportable operating segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of December 31, 2021, we had guarantee arrangements totaling $403.2, under which $247.9 was used for guarantees. These arrangements include the L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €45.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of December 31, 2021, we had a transition tax liability of $16.9 pursuant to the Tax Act. The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $403.6 at December 31, 2021. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

COVID-19 impact

As discussed in the COVID-19 impact section above, the Company has taken actions aimed to safeguard its capital position in the ongoing COVID-19 environment. We believe the Company has sufficient liquidity to operate in the current business environment. The challenges posed by the ongoing COVID-19 pandemic on our businesses continue to evolve rapidly and are likely to evolve further as the COVID-19 pandemic continues and the vaccine rollout continues around the world. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and any of the variant strains of the virus, and we plan to take necessary steps to manage through such developments.

Leverage update

The Company’s net leverage (defined as debt, net of cash, to adjusted EBITDA) at December 31, 2021 was 1.5x. Given the strength of the Company’s consolidated balance sheet and with leverage within our targeted range, the Company has resumed consideration of strategic acquisitions and opportunistic share repurchases in support of its capital structure objectives.

Other activities

The Tax Act requires the Company to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $16.9 recorded as of December 31, 2021. The transition tax liability under the Tax Act is expected to be paid over the next four years.

On December 7, 2018, our Board of Directors authorized a share repurchase program of up to $200.0 in replacement of the authorized stock repurchase program then in place. The 2018 repurchase program had no expiration date but was terminated by the Board of Directors on December 2, 2021, when our Board approved a new share repurchase program of up to $300.0. The 2021 share repurchase program eliminated the balance of approximately $50.0 remaining under the 2018 authorization. As of its termination prior to December 31, 2021, we had repurchased approximately 3,416,000 shares under the 2018 share repurchase program for approximately $150.0 in the aggregate. Such shares were classified as treasury stock. At December 31, 2021, we had $300.0 remaining for share repurchases under the existing authorization by the Board of Directors.

Our anticipated contribution to our defined benefit pension plans in fiscal 2022 is $10.9, of which $2.3 was made during the three months ended December 31, 2021. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.8 based on our outstanding common stock at December 31, 2021. We increased our quarterly dividend in 2022 to $0.2175 per common share from $0.2150 per common share paid in 2021.

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

Cash Flows

	Three Months Ended December 31,
	2021	2020
Cash flows provided by (used in):
Operating activities	$44.5	$66.2
Investing activities	(14.2)	53.8
Financing activities	(37.4)	(174.1)
Effect of exchange rates on cash and cash equivalents	4.4	9.7
Net cash flows	$(2.7)	$(44.4)

Operating Activities

Operating activities provided $44.5 of cash during the three months ended December 31, 2021, and provided $66.2 of cash during the three months ended December 31, 2021, a $21.7 (33%) decrease.  The decrease in operating cash flow was primarily due to an increase in cash paid for taxes.

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

Investing Activities

The $68.0 increase in cash used in investing activities in the three months ended December 31, 2021 was primarily due to proceeds received of $59.4 from the divestiture of Red Valve in fiscal 2021. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on these acquisitions and divestitures.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity.  Our general practice is to use available cash to pay down debt unless it is needed for an acquisition.  Cash used in financing activities during the three months ended December 31, 2021 was $37.4.  Cash used in financing activities for the three months ended December 31, 2020 was $174.1, including $157.0 of debt repayments, net of proceeds. The change in cash used in financing activities was primarily due to the use of available cash to repay debt in the prior year that did not repeat in the current year.

The Company repurchased $28.9 of its common stock during the three months ended December 31, 2021. We returned $15.8 to shareholders during the three months ended December 31, 2021 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2022 to $0.2175 per common share from $0.2150 per common share paid during fiscal 2021.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees at December 31, 2021, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

	December 31, 2021	September 30, 2021
Combined Balance Sheets Information:
Current assets (1)	$1,554.0	$1,311.6
Non-current assets	4,847.7	5,692.1
Current liabilities	626.3	581.8
Non-current liabilities	1,297.1	1,303.9

	Three Months Ended December 31, 2021	Year Ended September 30, 2021
Combined Statements of Operations Information:
Net revenue (2)	$253.0	$999.0
Gross profit	91.8	374.2
Net income attributable to Obligors	100.1	557.6

(1) Current assets include intercompany receivables from non-guarantors of $709.9 as of December 31, 2021 and $596.8 as of September 30, 2021.
(2) Net revenue includes intercompany sales with non-guarantors of $8.5 as of December 31, 2021 and $35.8 as of September 30, 2021.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2021 Form 10-K filed with the SEC on November 17, 2021. There have been no material changes in this information since the filing of our 2021
Form 10-K.

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

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-
K for the year ended September 30, 2021 filed on November 17, 2021.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Dollar Amount that May Yet be Purchased Under Program

October (October 1-31)	369,761	$44.84	369,761	$62.3
November (November 1-30)	254,556	$48.41	254,556	$50.0
December (December 1-31)	—	—	—	$300.0
Total	624,317	$46.30	624,317	$300.0

On December 7, 2018, our Board of Directors authorized a share repurchase program of up to $200.0 in replacement of the authorized stock repurchase program then in place. The 2018 repurchase program had no expiration date but was terminated by the Board of Directors on December 2, 2021, when our Board approved a new share repurchase program of up to $300.0. The 2021 share repurchase program eliminated the balance of approximately $50.0 remaining under the 2018 authorization. As of its termination prior to December 31, 2021, we had repurchased approximately 3,416,000 shares under the 2018 share repurchase program for approximately $150.0 in the aggregate. Such shares were classified as treasury stock. At December 31, 2021, we had $300.0 remaining for share repurchases under the existing authorization by the Board of Directors.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2	Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 10.1	Hillenbrand, Inc. Third Amended and Restated Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2021)
Exhibit 10.2*	Employment Agreement, dated December 30, 2021, by and between Hillenbrand, Inc. and Kimberly K. Ryan
Exhibit 10.3*	Change in Control Agreement, dated December 30, 2021, by and between Hillenbrand, Inc. and Kimberly K. Ryan
Exhibit 22	List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Annual Report on Form 10-K filed November 17, 2021)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: February 2, 2022	BY:	/s/ Kristina A. Cerniglia
Kristina A. Cerniglia
Senior Vice President and Chief Financial Officer

Date: February 2, 2022		/s/ Andrew S. Kitzmiller
Andrew S. Kitzmiller
Vice President, Controller, and Chief Accounting Officer