Form 10-Q
period 2022-03-31
Hillenbrand, Inc.
filed 2022-05-09
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The registrant had 71,712,927 shares of common stock, no par value per share, outstanding as of May 4, 2022.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net revenue	$742.0	$722.3	$1,470.4	$1,414.8
Cost of goods sold	498.7	476.4	989.8	924.7
Gross profit	243.3	245.9	480.6	490.1
Operating expenses	131.8	138.0	259.9	269.6
Amortization expense	13.7	14.1	27.4	27.7
(Gain) loss on divestitures	—	(34.1)	3.1	(65.7)
Interest expense	17.3	19.5	35.2	40.7
Other income, net	4.7	1.0	3.6	0.6
Income before income taxes	85.2	109.4	158.6	218.4
Income tax expense	29.4	30.4	52.7	61.7
Consolidated net income	55.8	79.0	105.9	156.7
Less: Net income attributable to noncontrolling interests	1.5	0.9	2.6	2.2
Net income attributable to Hillenbrand	$54.3	$78.1	$103.3	$154.5

Net income attributable to Hillenbrand — per share of common stock:
Basic earnings per share	$0.74	$1.04	$1.42	$2.05
Diluted earnings per share	$0.74	$1.03	$1.40	$2.04
Weighted average shares outstanding (basic)	73.1	75.5	72.9	75.4
Weighted average shares outstanding (diluted)	73.7	76.2	73.5	75.8

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Consolidated net income	$55.8	$79.0	$105.9	$156.7
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustment	(7.4)	(45.2)	(5.0)	14.1
Pension and postretirement	0.7	0.6	1.4	1.8
Change in net unrealized gain (loss) on derivative instruments	1.2	(0.5)	1.9	1.2
Total changes in other comprehensive (loss) income, net of tax	(5.5)	(45.1)	(1.7)	17.1
Consolidated comprehensive income	50.3	33.9	104.2	173.8
Less: Comprehensive income attributable to noncontrolling interests	1.3	0.9	2.3	2.3
Comprehensive income attributable to Hillenbrand	$49.0	$33.0	$101.9	$171.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	March 31, 2022 (unaudited)	September 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$444.8	$446.1
Trade receivables, net	306.0	323.5
Receivables from long-term manufacturing contracts, net	173.5	121.9
Inventories, net	481.2	411.6
Prepaid expenses and other current assets	104.5	75.2
Current assets held for sale	—	56.2
Total current assets	1,510.0	1,434.5
Property, plant, and equipment, net	281.3	295.1
Operating lease right-of-use assets, net	136.0	138.1
Intangible assets, net	885.1	913.9
Goodwill	1,159.9	1,168.6
Other long-term assets	92.7	64.7
Total Assets	$4,065.0	$4,014.9

LIABILITIES
Current Liabilities
Trade accounts payable	$428.4	$361.3
Liabilities from long-term manufacturing contracts and advances	299.9	296.6
Accrued compensation	99.9	123.5
Current liabilities held for sale	—	18.9
Other current liabilities	246.1	234.8
Total current liabilities	1,074.3	1,035.1
Long-term debt	1,214.0	1,212.9
Accrued pension and postretirement healthcare	142.6	151.6
Operating lease liabilities	104.4	105.6
Deferred income taxes	190.7	206.7
Other long-term liabilities	61.2	70.8
Total Liabilities	2,787.2	2,782.7

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 72.4 and 72.7 shares outstanding)	—	—
Additional paid-in capital	717.3	725.4
Retained earnings	737.1	666.2
Treasury stock (3.4 and 3.1 shares, at cost)	(152.2)	(135.7)
Accumulated other comprehensive loss	(47.7)	(46.3)
Hillenbrand Shareholders’ Equity	1,254.5	1,209.6
Noncontrolling interests	23.3	22.6
Total Shareholders’ Equity	1,277.8	1,232.2

Total Liabilities and Shareholders’ Equity	$4,065.0	$4,014.9

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended March 31,
	2022	2021
Operating Activities
Consolidated net income	$105.9	$156.7
Adjustments to reconcile consolidated net income to cash provided by operating activities:
Depreciation and amortization	54.9	57.6
Deferred income taxes	(10.9)	15.0
Amortization of deferred financing costs	1.8	4.6
Share-based compensation	12.0	10.4
Loss (gain) on divestitures	3.1	(65.7)
Trade accounts receivable, net and receivables from long-term manufacturing contracts	(40.0)	(21.0)
Inventories, net	(73.6)	(5.6)
Prepaid expenses and other current assets	(20.8)	(4.1)
Trade accounts payable	72.3	21.2
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(22.1)	83.9
Income taxes payable	17.3	4.3
Defined benefit plan and postretirement funding	(4.7)	(4.6)
Defined benefit plan and postretirement expense	0.5	1.4
Other, net	(5.0)	4.9
Net cash provided by operating activities	90.7	259.0

Investing Activities
Capital expenditures	(20.0)	(11.6)
Proceeds from sales of property, plant, and equipment	1.6	—
(Payments) proceeds from divestitures, net of cash divested	(4.5)	165.7
Net cash (used in) provided by investing activities	(22.9)	154.1

Financing Activities
Proceeds from issuance of long-term debt	—	350.0
Repayments on long-term debt	—	(688.8)
Proceeds from revolving credit facilities	—	395.0
Repayments on revolving credit facilities	—	(395.0)
Payment of deferred financing costs	—	(3.5)
Payments of dividends on common stock	(31.7)	(32.3)
Repurchases of common stock	(55.5)	—
Proceeds from stock option exercises	24.3	8.7
Payments for employee taxes on net settlement equity awards	(6.1)	(2.9)
Other, net	(1.5)	(1.3)
Net cash used in financing activities	(70.5)	(370.1)

Effect of exchange rates on cash and cash equivalents	(2.2)	(7.5)

Net cash flows	(4.9)	35.5

Cash, cash equivalents, and restricted cash:
At beginning of period	450.9	311.8
At end of period	$446.0	$347.3
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$444.8	$344.9
Short-term restricted cash included in other current assets	1.2	2.4
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$446.0	$347.3

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2021	75.8	$714.8	$699.1	3.2	$(138.9)	$(42.4)	$22.0	$1,254.6
Total other comprehensive loss, net of tax	—	—	—	—	—	(5.3)	(0.2)	(5.5)
Net income	—	—	54.3	—	—	—	1.5	55.8
Repurchases of common stock	—	—	—	0.6	(26.6)	—	—	(26.6)
Issuance/retirement of stock for stock awards/options	—	(4.0)	—	(0.4)	13.3	—	—	9.3
Share-based compensation	—	6.1	—	—	—	—	—	6.1
Dividends ($0.2175 per share)	—	0.4	(16.3)	—	—	—	—	(15.9)
Balance at March 31, 2022	75.8	$717.3	$737.1	3.4	$(152.2)	$(47.7)	$23.3	$1,277.8

	Six Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2021	75.8	$725.4	$666.2	3.1	$(135.7)	$(46.3)	$22.6	$1,232.2
Total other comprehensive loss, net of tax	—	—	—	—	—	(1.4)	(0.3)	(1.7)
Net income	—	—	103.3	—	—	—	2.6	105.9
Repurchases of common stock	—	—	—	1.2	(55.5)	—	—	(55.5)
Issuance/retirement of stock for stock awards/options	—	(20.8)	—	(0.9)	39.0	—	—	18.2
Share-based compensation	—	12.0	—	—	—	—	—	12.0
Dividends ($0.4350 per share)	—	0.7	(32.4)	—	—	—	(1.6)	(33.3)
Balance at March 31, 2022	75.8	$717.3	$737.1	3.4	$(152.2)	$(47.7)	$23.3	$1,277.8

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2020	75.8	$717.2	$541.4	0.7	$(32.0)	$(40.7)	$20.4	$1,206.3
Total other comprehensive loss, net of tax	—	—	—	—	—	(45.1)	—	(45.1)
Net income	—	—	78.1	—	—	—	0.9	79.0
Issuance/retirement of stock for stock awards/options	—	(3.1)	—	(0.1)	8.6	—	—	5.5
Share-based compensation	—	6.2	—	—	—	—	—	6.2
Dividends ($0.2150 per share)	—	0.2	(16.4)	—	—	—	—	(16.2)
Balance at March 31, 2021	75.8	$720.5	$603.1	0.6	$(23.4)	$(85.8)	$21.3	$1,235.7

	Six Months Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2020	75.8	$723.6	$481.4	1.0	$(43.2)	$(102.8)	$20.4	$1,079.4
Total other comprehensive income, net of tax	—	—	—	—	—	17.0	0.1	17.1
Net income	—	—	154.5	—	—	—	2.2	156.7
Issuance/retirement of stock for stock awards/options	—	(14.0)	—	(0.4)	19.8	—	—	5.8
Share-based compensation	—	10.4	—	—	—	—	—	10.4
Dividends ($0.4300 per share)	—	0.5	(32.8)	—	—	—	(1.4)	(33.7)
Balance at March 31, 2021	75.8	$720.5	$603.1	0.6	$(23.4)	$(85.8)	$21.3	$1,235.7

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

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with United States generally accepted accounting principles (“GAAP”).  The unaudited Consolidated Financial Statements have been prepared on the same basis as, and should be read in conjunction with, the audited Consolidated Financial Statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the SEC on November 17, 2021. In the opinion of management, these unaudited Consolidated Financial Statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature. The interim period results are subject to variation and are not necessarily indicative of the results of operations to be expected for the full fiscal year.

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the overtime method, establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

As a result of the Russian Federation’s invasion of Ukraine in February 2022 (the “Ukraine War”), various nations, including the U.S., have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. Any such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions. The effects of the Ukraine War and such associated measures on management’s estimates and results of operations through March 31, 2022 are reflected in the Consolidated Financial Statements. As of and for the three and six months ended March 31, 2022, the effects of the Ukraine War have not had a material impact on the Consolidated Financial Statements.

In addition, it has now been two years since March 11, 2020, when the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, and the effects of the COVID-19 pandemic and such associated measures on management’s estimates and results of operations through March 31, 2022 are reflected in the Consolidated Financial Statements. Given the unprecedented nature of the ongoing COVID-19 pandemic, the Company cannot reasonably estimate the full extent of the impact that the COVID-19 pandemic will continue to have on its consolidated financial condition, and the consolidated results of operations, and cash flows in the foreseeable future. The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the ongoing COVID-19 pandemic subsides or if variant strains of the virus further impact the global economy or the Company.

Events and changes in circumstances arising after March 31, 2022, including those resulting from the ongoing impacts of the Ukraine War and the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at March 31, 2022 and September 30, 2021 was $173.5 and $121.9, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at March 31, 2022 and September 30, 2021 was $299.9 and $296.6, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the six months ended March 31, 2022 and 2021 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2021 and 2020 was $171.3 and $97.6, respectively. During the three and six months ended March 31, 2022 and 2021, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of March 31, 2022, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Form 10-Q, was $1,700.5. Approximately 78% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended March 31, 2022				Six Months Ended March 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$229.5	$—	$—	$229.5	$464.5	$—	$—	$464.5
Automotive	—	56.3	—	56.3	—	105.9	—	105.9
Chemicals	25.3	—	—	25.3	49.5	—	—	49.5
Consumer goods	—	35.3	—	35.3	—	75.0	—	75.0
Food and pharmaceuticals	24.5	—	—	24.5	46.3	—	—	46.3
Custom molders	—	34.7	—	34.7	—	73.0	—	73.0
Packaging	—	31.2	—	31.2	—	66.4	—	66.4
Construction	—	23.8	—	23.8	—	48.4	—	48.4
Minerals and mining	10.9	—	—	10.9	23.0	—	—	23.0
Electronics	—	20.0	—	20.0	—	34.3	—	34.3
Medical	—	20.2	—	20.2	—	40.2	—	40.2
Death care	—	—	176.3	176.3	—	—	338.8	338.8
Other industrial	24.4	29.6	—	54.0	48.4	56.7	—	105.1
Total	$314.6	$251.1	$176.3	$742.0	$631.7	$499.9	$338.8	$1,470.4

	Three Months Ended March 31, 2021				Six Months Ended March 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$210.4	$—	$—	$210.4	$405.1	$—	$—	$405.1
Automotive	—	42.5	—	42.5	—	79.0	—	79.0
Chemicals	20.2	—	—	20.2	39.3	—	—	39.3
Consumer goods	—	23.8	—	23.8	—	46.6	—	46.6
Food and pharmaceuticals	20.8	—	—	20.8	43.6	—	—	43.6
Custom molders	—	42.5	—	42.5	—	81.4	—	81.4
Packaging	—	34.4	—	34.4	—	66.1	—	66.1
Construction	—	31.8	—	31.8	—	52.2	—	52.2
Minerals and mining	12.4	—	—	12.4	24.3	—	—	24.3
Electronics	—	15.3	—	15.3	—	33.7	—	33.7
Medical	—	21.0	—	21.0	—	42.2	—	42.2
Death care	—	—	166.0	166.0	—	—	330.8	330.8
Other industrial	37.5	43.7	—	81.2	79.8	90.7	—	170.5
Total	$301.3	$255.0	$166.0	$722.3	$592.1	$491.9	$330.8	$1,414.8

The following tables present net revenue by geography:

	Three Months Ended March 31, 2022				Six Months Ended March 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geography
Americas	$75.4	$136.1	$176.3	$387.8	$139.0	$265.2	$338.8	$743.0
Asia	158.2	75.0	—	233.2	326.8	156.6	—	483.4
Europe, the Middle East, and Africa	81.0	40.0	—	121.0	165.9	78.1	—	244.0
Total	$314.6	$251.1	$176.3	$742.0	$631.7	$499.9	$338.8	$1,470.4

	Three Months Ended March 31, 2021				Six Months Ended March 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geography
Americas	$81.6	$138.8	$166.0	$386.4	$163.7	$263.5	$330.8	$758.0
Asia	134.9	70.8	—	205.7	262.8	144.1	—	406.9
Europe, the Middle East, and Africa	84.8	45.4	—	130.2	165.6	84.3	—	249.9
Total	$301.3	$255.0	$166.0	$722.3	$592.1	$491.9	$330.8	$1,414.8

The following tables present net revenue by products and services:

	Three Months Ended March 31, 2022				Six Months Ended March 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$222.9	$169.1	$—	$392.0	$454.4	$340.9	$—	$795.3
Parts and services	91.7	65.2	—	156.9	177.3	125.5	—	302.8
Death care	—	—	176.3	176.3	—	—	338.8	338.8
Other	—	16.8	—	16.8	—	33.5	—	33.5
Total	$314.6	$251.1	$176.3	$742.0	$631.7	$499.9	$338.8	$1,470.4

	Three Months Ended March 31, 2021				Six Months Ended March 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$208.2	$169.3	$—	$377.5	$406.1	$324.4	$—	$730.5
Parts and services	93.1	68.0	—	161.1	186.0	133.5	—	319.5
Death care	—	—	166.0	166.0	—	—	330.8	330.8
Other	—	17.7	—	17.7	—	34.0	—	34.0
Total	$301.3	$255.0	$166.0	$722.3	$592.1	$491.9	$330.8	$1,414.8

The following tables present net revenue by timing of transfer:

	Three Months Ended March 31, 2022				Six Months Ended March 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$134.4	$240.8	$176.3	$551.5	$269.4	$486.9	$338.8	$1,095.1
Over time	180.2	10.3	—	190.5	362.3	13.0	—	375.3
Total	$314.6	$251.1	$176.3	$742.0	$631.7	$499.9	$338.8	$1,470.4

	Three Months Ended March 31, 2021				Six Months Ended March 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$150.2	$255.0	$166.0	$571.2	$296.4	$491.9	$330.8	$1,119.1
Over time	151.1	—	—	151.1	295.7	—	—	295.7
Total	$301.3	$255.0	$166.0	$722.3	$592.1	$491.9	$330.8	$1,414.8

4.Acquisitions and Divestitures

Assets and liabilities held for sale

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global (“TerraSource”) and flow control businesses, which included the Red Valve business (“Red Valve”) and Abel Pumps business (“ABEL”), which operated within the Advanced Process Solutions reportable operating segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. As discussed below, the Company completed the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021. The Company had determined that these businesses met the criteria to be classified as held for sale, and therefore classified the related assets and liabilities as held for sale on the Consolidated Balance Sheets in periods prior to their completed sale.

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

(1)The Company adjusted the carrying value to fair value less costs to sell for certain assets held for sale during the year ended September 30, 2021. Those assets were sold during the six months ended March 31, 2022.

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

As a result of the Red Valve divestiture, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the six months ended March 31, 2021. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the six months ended March 31, 2021. The Company incurred $2.9 of transaction costs associated with the sale during the six months ended March 31, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. Red Valve’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on December 31, 2020.

On March 10, 2021, the Company completed the divestiture of ABEL to IDEX Corporation, in a transaction valued at $103.5, subject to customary post-closing adjustments. The sale included cash proceeds received at closing of $106.3, including working capital adjustments.

As a result of the ABEL divestiture, the Company recorded a pre-tax gain of $34.1, after post-closing adjustments, in the Consolidated Statement of Operations during the three and six months ended March 31, 2021. The related tax effect resulted in tax expense of $6.7 and was included within income tax expense in the Consolidated Statement of Operations during the three and six months ended March 31, 2021. The Company incurred $3.0 and $3.8 of transaction costs associated with the sale during the three and six months ended March 31, 2021, respectively, which were recorded within operating expenses in the Consolidated Statements of Operations. ABEL’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on March 10, 2021.

Divestiture of TerraSource
On October 22, 2021, the Company completed the divestiture of TerraSource pursuant to a Contribution Agreement (“Agreement”) between the Company and certain affiliated companies of industrial holding company Right Lane Industries (“RLI”). Under the terms of the Agreement, Hillenbrand contributed TerraSource and its subsidiaries to a newly formed entity, TerraSource Holdings, LLC (“Holdings”), with RLI obtaining majority ownership and full operational control of TerraSource. In exchange for contributing the TerraSource business, the Company received consideration in the form of a five-year note with initial principal amount of $25.6, subject to certain adjustments, and also retained a 49% equity interest in Holdings through one of the Company’s indirect wholly-owned subsidiaries. The fair value of the total consideration received by the Company was $27.7 and is recorded within other long-term assets in the Consolidated Balance Sheet. Subsequent to the divestiture, the Company’s equity interest in Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

As a result of the TerraSource divestiture, the Company recorded a pre-tax loss, subject to customary post-closing adjustments, of $3.1 in the Consolidated Statement of Operations during the six months ended March 31, 2022. The Company incurred $0.4 of transaction costs associated with the divestiture during the six months ended March 31, 2022, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021.

5.Supplemental Consolidated Balance Sheet Information

	March 31, 2022	September 30, 2021
Allowance for doubtful accounts	$28.3	$26.0

Warranty reserves	$23.7	$24.2

Accumulated depreciation on property, plant, and equipment	$400.7	$381.6

Inventories, net:
Raw materials and components	$187.4	$153.1
Work in process	113.1	104.0
Finished goods	180.7	154.5
Total inventories, net	$481.2	$411.6

The Company specifically considered the impact of the ongoing COVID-19 pandemic as well as the Ukraine War on its receivables and inventories and determined there was no material impact on existing receivables and inventories at March 31, 2022 or September 30, 2021.

6.Leases

For the three and six months ended March 31, 2022 and 2021, the Company recognized $10.8 and $19.2, and $8.7 and $17.6 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period. The Company’s finance leases were insignificant as of March 31, 2022 and September 30, 2021.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	March 31, 2022	September 30, 2021
Operating lease right-of-use assets, net	$136.0	$138.1

Other current liabilities	30.0	30.7
Operating lease liabilities	104.4	105.6
Total operating lease liabilities	$134.4	$136.3

Weighted-average remaining lease term (in years)	7.3	7.2

Weighted-average discount rate	2.3%	2.1%

As of March 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

2022 (excluding the six months ended March 31, 2022)	$16.7
2023	29.7
2024	21.3
2025	14.7
2026	12.0
Thereafter	49.7
Total lease payments	144.1
Less: imputed interest	(9.7)
Total present value of lease payments	$134.4

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Six Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$18.2	$21.0
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	16.8	13.1

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of:

	March 31, 2022		September 30, 2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$794.6	$(214.8)	$798.8	$(195.4)
Technology, including patents	137.8	(66.9)	137.6	(62.7)
Software	70.8	(60.6)	68.3	(59.4)
	1,003.2	(342.3)	1,004.7	(317.5)
Indefinite-lived assets:
Trade names	224.2	—	226.6	—

Total	$1,227.4	$(342.3)	$1,231.3	$(317.5)

The net change in intangible assets during the six months ended March 31, 2022 was driven primarily by amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the six months ended March 31, 2022:

	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Balance as of September 30, 2021	$484.9	$675.4	$8.3	$1,168.6
Foreign currency adjustments	(8.9)	0.2	—	(8.7)
Balance as of March 31, 2022	$476.0	$675.6	$8.3	$1,159.9

During the three and six months ended March 31, 2022, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

8.Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of the dates reported in the Consolidated Balance Sheets:

	March 31, 2022	September 30, 2021
$400.0 senior unsecured notes (1)	$396.4	$395.8
$375.0 senior unsecured notes, net of discount (2)	371.8	371.5
$350.0 senior unsecured notes (3)	346.0	345.8
$100.0 Series A Notes (4)	99.8	99.8
$900.0 revolving credit facility (excluding outstanding letters of credit)	—	—
Total debt	1,214.0	1,212.9
Less: current portion	—	—
Total long-term debt	$1,214.0	$1,212.9

(1)Includes unamortized debt issuance costs of $3.6 and $4.2 at March 31, 2022 and September 30, 2021, respectively.
(2)Includes unamortized debt issuance costs of $2.8 and $3.1 at March 31, 2022 and September 30, 2021, respectively.
(3)Includes unamortized debt issuance costs of $4.0 and $4.2 at March 31, 2022 and September 30, 2021, respectively.
(4)Includes unamortized debt issuance costs of $0.2 and $0.2 at March 31, 2022 and September 30, 2021, respectively.

With respect to the Company’s $900.0 revolving credit facility (the “Revolver”), there were no outstanding balances as of March 31, 2022 or September 30, 2021. As of March 31, 2022, the Company had $16.4 in outstanding letters of credit issued and $883.6 of borrowing capacity under the Revolver, all of which was immediately available based on the Company’s most restrictive covenant at March 31, 2022. There were no borrowings under the Revolver during the three and six months ended March 31, 2022. The weighted-average interest rates on borrowings under the Revolver were 2.21% and 2.28% for the three and six months ended March 31, 2021, respectively. The weighted average facility fee was 0.15% for the three and six months ended March 31, 2022, and 0.24% and 0.27% for the three and six months ended March 31, 2021, respectively. The Revolver matures on August 28, 2024.

Other credit arrangements

In the normal course of business, operating companies within the Advanced Process Solutions reportable operating segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of March 31, 2022 and September 30, 2021, the Company had credit arrangements totaling $405.2 and $411.5, respectively, under which $235.8 and $254.0, respectively, were used for guarantees. These arrangements include the Company’s Syndicated €175.0 Letter of Guarantee Facility (as amended, the “L/G Facility Agreement”) and other ancillary credit facilities. The L/G Facility Agreement matures in March 2023.

Covenants related to current financing agreements

The Company’s Third Amended and Restated Credit Agreement dated August 28, 2019, as subsequently amended on October 8, 2019, January 10, 2020, May 29, 2020, February 2, 2021, and June 14, 2021 (as amended, the “Credit Agreement”) and the Private Shelf Agreement dated as of December 16, 2012 (as amended, the “Shelf Agreement”) contain the following financial covenants for the current quarter: a maximum leverage ratio (as defined in the agreements) of 3.50 to 1.00 and a minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.00 to 1.00. The L/G Facility Agreement contains a maximum leverage ratio of 3.50 to 1.00 for the current quarter and a minimum ratio of EBITDA to interest expense of 3.00 to 1.00 (both as defined in such agreement). Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

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

The Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement each contain certain other customary covenants, representations and warranties and events of default. The indentures governing the 2019 Notes, 2020 Notes, and 2021 Notes do not limit the Company’s ability to incur additional indebtedness. They do, however, contain certain covenants that restrict the Company’s ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the senior unsecured notes with remedies if the Company fails to perform specific obligations. As of March 31, 2022, Hillenbrand was in compliance with all covenants and there were no events of default.

9.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Service costs	$0.1	$0.1	$0.6	$0.5
Interest costs	1.6	1.4	0.2	0.1
Expected return on plan assets	(2.7)	(2.7)	(0.3)	(0.2)
Amortization of net loss	0.4	0.6	—	0.8
Net periodic pension (benefit) cost	$(0.6)	$(0.6)	$0.5	$1.2

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Service costs	$0.2	$0.3	$1.1	$1.0
Interest costs	3.1	2.9	0.4	0.3
Expected return on plan assets	(5.4)	(5.4)	(0.5)	(0.4)
Amortization of net loss	0.8	1.1	0.6	1.5
Net periodic pension (benefit) cost	$(1.3)	$(1.1)	$1.6	$2.4

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $3.7 and $8.4 for the three and six months ended March 31, 2022, respectively, and $2.9 and $6.6 for the three and six months ended March 31, 2021, respectively.

10.Income Taxes

The effective tax rates for the three months ended March 31, 2022 and 2021 were 34.5% and 27.8%, respectively. The increase in the effective tax rate was primarily driven by an unfavorable geographic mix of income and an unfavorable change in an estimate related to tax credits that had been recognized in the prior period.

The effective tax rates for the six months ended March 31, 2022 and 2021 were 33.2% and 28.3%, respectively. The increase in the effective tax rate was primarily driven by an unfavorable geographic mix of income and an unfavorable change in an estimate related to tax credits that had been recognized in the prior period, as well as the divestiture of TerraSource, partially offset by an increased tax benefit on equity compensation.

11.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 400,000 shares at both March 31, 2022 and 2021, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income attributable to Hillenbrand	$54.3	$78.1	$103.3	$154.5
Weighted-average shares outstanding (basic - in millions)	73.1	75.5	72.9	75.4
Effect of dilutive stock options and other unvested equity awards (in millions)	0.6	0.7	0.6	0.4
Weighted-average shares outstanding (diluted - in millions)	73.7	76.2	73.5	75.8

Basic earnings per share	$0.74	$1.04	$1.42	$2.05
Diluted earnings per share	$0.74	$1.03	$1.40	$2.04

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.1	0.5	0.1	0.8

12. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)
Other comprehensive (loss) income before reclassifications:
Before tax amount	—	(4.7)	1.3	(3.4)	$(0.3)	$(3.7)
Tax expense	—	—	(0.2)	(0.2)	—	(0.2)
After tax amount	—	(4.7)	1.1	(3.6)	(0.3)	(3.9)
Amounts reclassified from accumulated other comprehensive loss (1)	1.4	—	0.8	2.2	—	2.2
Net current period other comprehensive income (loss)	1.4	(4.7)	1.9	(1.4)	$(0.3)	$(1.7)
Balance at March 31, 2022	$(47.8)	$8.4	$(8.3)	$(47.7)

(1)Amounts are net of tax.

	Pension and Postretirement	Currency Translation	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)
Other comprehensive income before reclassifications:
Before tax amount	—	14.0	0.5	14.5	$0.1	$14.6
Tax expense	—	—	(0.2)	(0.2)	—	(0.2)
After tax amount	—	14.0	0.3	14.3	0.1	14.4
Amounts reclassified from accumulated other comprehensive loss (1)	1.8	—	0.9	2.7	—	2.7
Net current period other comprehensive income	1.8	14.0	1.2	17.0	$0.1	$17.1
Balance at March 31, 2021	$(67.8)	$(7.1)	$(10.9)	$(85.8)

(1)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended March 31, 2022
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	$—	$—	$(0.1)	$(0.1)
Other income, net	0.8	—	0.4	1.2
Total before tax	$0.8	$—	$0.3	$1.1
Tax expense				—
Total reclassifications for the period, net of tax				$1.1

	Six Months Ended March 31, 2022
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	$—	$—	$(0.3)	$(0.3)
Other income, net	1.7	—	1.0	2.7
Total before tax	$1.7	$—	$0.7	$2.4
Tax expense				(0.2)
Total reclassifications for the period, net of tax				$2.2

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

	Three Months Ended March 31, 2021
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.3)	(0.3)
Other income, net	1.2	(0.1)	0.5	1.6
Total before tax	$1.2	$(0.1)	$0.4	$1.5
Tax expense				(0.4)
Total reclassifications for the period, net of tax				$1.1

	Six Months Ended March 31, 2021
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.3)	(0.3)
Other income, net	2.5	(0.1)	1.0	3.4
Total before tax	$2.5	$(0.1)	$0.9	$3.3
Tax expense				(0.6)
Total reclassifications for the period, net of tax				$2.7

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9).

13.Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Share-based compensation costs	$6.1	$6.2	$12.0	$10.4
Less impact of income tax	1.4	1.4	2.8	2.4
Share-based compensation costs, net of tax	$4.7	$4.8	$9.2	$8.0

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

During the six months ended March 31, 2022, the Company made the following grants:

Number of Units
Time-based stock awards	366,959
Performance-based stock awards (maximum that can be earned)	317,373

The Company’s time-based stock awards and performance-based stock awards granted during the six months ended March 31, 2022, had weighted-average grant date fair values of $46.48 and $52.11, respectively.  Included in the performance-based stock awards granted during the six months ended March 31, 2022 are 182,667 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

14.Other Income, Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Interest income	$1.8	$1.0	$2.7	$1.6
Foreign currency exchange gain (loss), net	0.6	—	(0.3)	0.4
Other, net	2.3	—	1.2	(1.4)
Other income, net	$4.7	$1.0	$3.6	$0.6

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at March 31, 2022	Fair Value at March 31, 2022 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$444.8	$444.8	$—	$—
Restricted cash	1.2	1.2	—	—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	2.6	—	2.6	—

Liabilities:
2021 Notes	$350.0	$321.5	$—	$—
2020 Notes	400.0	411.0	—	—
2019 Notes	374.6	382.8	—	—
Series A Notes	100.0	—	102.8	—
Derivative instruments	3.5	—	3.5	—

	Carrying Value at September 30, 2021	Fair Value at September 30, 2021 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$446.1	$446.1	$—	$—
Restricted cash	1.3	1.3	—	—
Cash and cash equivalents held for sale	3.5	3.5	—	—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	1.9	—	1.9	—

Liabilities:
2021 Notes	$350.0	$349.0	$—	$—
2020 Notes	400.0	422.8	—	—
2019 Notes	374.6	421.3	—	—
Series A Notes	100.0	—	107.6	—
Derivative instruments	2.5	—	2.5	—

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

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $191.2 and $186.4 at March 31, 2022 and September 30, 2021, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities in the Consolidated Balance Sheets.

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

The Company records the direct costs of business operations to the reportable operating segments, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs.  Corporate provides management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, information technology, tax compliance, procurement, sustainability, and other public company support functions such as internal audit, investor relations, and financial reporting.  With limited exception for certain professional services and back-office and technology costs, the Company does not allocate these types of corporate expenses to the reportable operating segments.

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net revenue
Advanced Process Solutions	$314.6	$301.3	$631.7	$592.1
Molding Technology Solutions	251.1	255.0	499.9	491.9
Batesville	176.3	166.0	338.8	330.8
Total	$742.0	$722.3	$1,470.4	$1,414.8

Adjusted EBITDA (1)
Advanced Process Solutions	$65.4	$55.7	$120.0	$104.2
Molding Technology Solutions	50.4	50.8	102.2	99.2
Batesville	37.2	44.6	77.7	96.9
Corporate	(15.7)	(16.8)	(32.9)	(28.0)

Net revenue (2)
United States	$348.4	$343.1	$664.1	$671.8
China	139.3	114.9	288.0	226.8
India	51.1	47.0	102.0	88.5
Germany	37.3	32.4	71.5	66.7
All other countries	165.9	184.9	344.8	361.0
Total	$742.0	$722.3	$1,470.4	$1,414.8

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	March 31, 2022	September 30, 2021
Total assets
Advanced Process Solutions	$1,591.9	$1,596.5
Molding Technology Solutions	2,122.2	2,103.0
Batesville	232.2	231.5
Corporate	118.7	83.9
Total	$4,065.0	$4,014.9

Tangible long-lived assets, net
United States	$150.1	$161.1
Germany	103.7	113.8
China	49.4	53.0
India	43.6	43.9
All other countries	70.5	61.4
Total	$417.3	$433.2

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Adjusted EBITDA:
Advanced Process Solutions	$65.4	$55.7	$120.0	$104.2
Molding Technology Solutions	50.4	50.8	102.2	99.2
Batesville	37.2	44.6	77.7	96.9
Corporate	(15.7)	(16.8)	(32.9)	(28.0)
Less:
Interest income	(1.8)	(1.0)	(2.7)	(1.6)
Interest expense	17.3	19.5	35.2	40.7
Income tax expense	29.4	30.4	52.7	61.7
Depreciation and amortization	27.0	28.3	54.9	57.6
Business acquisition, disposition, and integration costs	3.9	9.7	11.5	18.8
Restructuring and restructuring-related charges	2.6	2.2	3.3	3.7
(Gain) loss on divestitures	—	(34.1)	3.1	(65.7)
Other	3.1	0.3	3.1	0.4
Consolidated net income	$55.8	$79.0	$105.9	$156.7

18.Restructuring

The following schedule details the restructuring charges by reportable operating segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$1.3	$—	$1.3	$0.2	$0.8	$1.0
Molding Technology Solutions	—	—	—	1.2	0.4	1.6
Batesville	—	—	—	—	0.1	0.1
Corporate	—	1.0	1.0	—	0.5	0.5
Total	$1.3	$1.0	$2.3	$1.4	$1.8	$3.2

	Six Months Ended March 31, 2022			Six Months Ended March 31, 2021
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$2.2	$0.2	$2.4	$0.8	$1.7	$2.5
Molding Technology Solutions	0.1	—	0.1	1.3	0.7	2.0
Batesville	—	—	—	—	0.3	0.3
Corporate	—	1.0	1.0	—	0.7	0.7
Total	$2.3	$1.2	$3.5	$2.1	$3.4	$5.5

The restructuring charges during the three and six months ended March 31, 2022 and 2021 related primarily to severance costs. At March 31, 2022, $4.9 of restructuring costs were accrued and expected to be paid over the next twelve months.

Advanced Process Solutions

During fiscal 2021, the Company’s wholly-owned subsidiary Coperion GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facilities in Stuttgart and Weingarten, Germany, whereby certain operational functions will be shifted to the Company’s operations in Switzerland or to a third party provider (the “Plan”). As a result, the Company expects to incur severance and other related costs of approximately $11.0 to $12.0 and restructuring-related costs of $3.0 to $4.0 related to the Plan. Substantially all of these costs will result in future cash expenditures that are expected to be substantially paid by the end of calendar year 2022. As the employees are required to render service in order to receive termination benefits, the associated liability related to the Plan will be recognized ratably over the future service period. During the three and six months ended March 31, 2022, the Company recognized $1.3 and $2.2 of expense, respectively, and these amounts were included within cost of goods sold and operating expenses in the Company’s Consolidated Statements of Operations. The total liability related to the Plan was $3.3 as of March 31, 2022.

Molding Technology Solutions

The severance costs within the Molding Technology Solutions reportable operating segment during the three and six months ended March 31, 2021 were primarily related to the ongoing integration of Milacron.

19.Subsequent Events

Subsequent to March 31, 2022, the Company has repurchased approximately 926,000 shares of the Company’s common stock at a total cost of $40.5.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes risks related to the Russian Federation’s invasion of Ukraine (referred to herein as the “Ukraine War”) and resulting geopolitical instability and uncertainty, which could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions, in addition to the potential effect of supply chain disruptions that could adversely affect profitability; risks related to the ongoing COVID-19 pandemic and the escalation thereof due to variant strains of the virus and the societal, governmental, and individual responses thereto, including supply chain disruptions, loss of contracts and/or customers, erosion of some customers’ credit quality, downgrades of the Company’s credit quality, closure or temporary interruption of the Company’s or suppliers’ manufacturing facilities, travel, shipping and logistical disruptions, and domestic and international general economic conditions, such as inflation, exchange rates and interest rates, loss of human capital or personnel, and general economic calamities, in addition to increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; competition for highly skilled and talented workers and labor shortages; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; a variety of risks related to our integration of Milacron Holdings Corp. (“Milacron”), including disruptions of current operations or difficulties in employee retention; and other risks that we disclose from time to time. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the SEC on November 17, 2021, and in Item 1A of Part II of this Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. The forward-looking information in this Form 10-Q speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking statements.

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

During the three and six months ended March 31, 2022 and 2021, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and consolidated financial position.

Ukraine War

As a result of the Ukraine War, various nations, including the U.S., have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. Any such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions.

We have suspended all new business in Russia and Belarus but may be contractually obligated to complete certain existing contracts, insofar as economic sanctions do not prevent us from doing so. Furthermore, the impacts of sanctions and other measures being imposed have not had a material impact to the consolidated results of operations. Russia, Belarus, and Ukraine do not constitute a material portion of our business, however, a significant escalation or expansion of the Ukraine War’s current scope and associated global economic disruption could have a negative effect on our cash flows and consolidated results of operations.

Additionally, supply chain disruptions and logistical challenges due to the Ukraine War and any indirect effects thereof are expected to further complicate existing supply chain constraints, which could adversely affect profitability. To date, we have experienced some inability to source certain raw materials and components, but we have largely been able to mitigate the impact on our consolidated results of operations.

Given the evolving nature of the Ukraine War, and the related sanctions, potential governmental actions, and economic impact, the scope and magnitude of any such potential effects remain uncertain. While we may experience negative impacts on our business, financial condition, and consolidated results of operations, we are unable to estimate the ultimate extent or nature of these impacts at this time. For additional information regarding risks related to the Ukraine War, see Part II Item 1A. Risk Factors within this Quarterly Report on Form 10-Q.

COVID-19 Impact

The COVID-19 pandemic has impacted and is continuing to impact Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve, sometimes rapidly, including through the resurgence of COVID-19 due to variant strains of the virus and related government actions. It is difficult to quantify the complete impact the pandemic had for the three and six months ended March 31, 2022 and 2021, or will have for the remainder of fiscal 2022, but the actions being undertaken to reduce the severity and spread of COVID-19 are currently creating disruptions, and are likely to continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability and sufficiency of our supply chain. The recent surge of the Omicron variant in China, and China’s COVID-19 lockdowns that include mass testing, mandatory quarantines, and international travel bans, have closed commerce in the Shanghai region and, if extended, could impact other areas where the Company has operations, suppliers, and sales. We cannot predict the extent or duration of any such measures or the associated impacts. While our inventory positions protect our ability to fulfill customer orders in the short term, a prolonged lockdown may unfavorably impact our ability to timely manufacture and distribute our products or negatively impact our supply chain and could also have a significant impact on the Company’s consolidated net revenue, consolidated results of operations, and cash flows during fiscal 2022 and beyond.

We cannot reasonably estimate the duration, spread, or severity of the ongoing COVID-19 pandemic and related variants, nor the economic and governmental responses thereto; however, as a result of the current circumstances, we expect to continue to experience adverse impacts during fiscal 2022 within our Advanced Process Solutions and Molding Technology Solutions reportable operating segments. Should these conditions continue for Advanced Process Solutions or Molding Technology Solutions reportable operating segments, or should the severity of COVID-19 increase, the Company would similarly expect adverse impacts on its net revenue, results of operations, and cash flows, depending upon the severity and length of time such conditions persist. The COVID-19 pandemic generally has had a favorable impact on the Batesville reportable operating segment’s net revenue, results of operations, and cash flows. However, given the ongoing and dynamic nature of the COVID-19 pandemic, we are currently not able to predict the extent and duration of the impact for fiscal 2022 or the potential negative impact that the estimated increase in deaths in North America due to the COVID-19 pandemic will have on future deaths when the pandemic has subsided. The timing and effectiveness of further vaccine development and rollout, in addition to consequences of variants of the virus, could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during the remainder of fiscal 2022 and beyond.

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

Supply Chain and Inflation

While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. However, we have experienced increasing delays of certain raw materials and components, but we have largely been able to mitigate the impact on our consolidated results of operations. We continue to identify and qualify alternative sources to mitigate risk associated to single or sole source supply continuity, and we may choose to purchase certain materials in safety stock where we have supply chain continuity concerns. It remains possible that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during fiscal 2022 and beyond.

We also experienced material and supply chain inflation, including but not limited to higher transportation costs, during the three and six months ended March 31, 2022, as further discussed in our Operations Review. Pricing actions and supply chain productivity initiatives have and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s results of operations, and cash flows during fiscal 2022 and beyond.

For additional information regarding labor, supply chain, and other risks, including those relating to the ongoing COVID-19 pandemic, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 17, 2021.

Divestiture of Flow Control Businesses

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The divestiture included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheets.

As a result of the Red Valve divestiture, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the six months ended March 31, 2021. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the six months ended March 31, 2021. The Company incurred $2.9 of transaction costs associated with the sale during the six months ended March 31, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. Red Valve’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on December 31, 2020.

On March 10, 2021, the Company completed the divestiture of ABEL to IDEX Corporation in a transaction valued at $103.5, subject to customary post-closing adjustments. The divestiture included cash proceeds received at closing of $106.3, including working capital adjustments.

As a result of the ABEL divestiture, the Company recorded a pre-tax gain of $34.1, after post-closing adjustments, in the Consolidated Statement of Operations during the three and six months ended March 31, 2021. The related tax effect resulted in tax expense of $6.7 and was included within income tax expense in the Consolidated Statement of Operations during the three and six months ended March 31, 2021. The Company incurred $3.0 and $3.8 of transaction costs associated with the sale during the three and six months ended March 31, 2021, respectively, which were recorded within operating expenses in the Consolidated Statements of Operations. ABEL’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on March 10, 2021.

Divestiture of TerraSource

On October 22, 2021, the Company completed the divestiture of TerraSource pursuant to a Contribution Agreement (“Agreement”) between the Company and certain affiliated companies of industrial holding company Right Lane Industries (“RLI”). Under the terms of the Agreement, Hillenbrand contributed TerraSource and its subsidiaries to a newly formed entity, TerraSource Holdings, LLC (“Holdings”), with RLI obtaining majority ownership and full operational control of TerraSource. In exchange for contributing the TerraSource business, the Company received consideration in the form of a five-year note with initial principal amount of $25.6, subject to certain adjustments, and also retained a 49% equity interest in Holdings through one of the Company’s indirect wholly-owned subsidiaries. The fair value of the total consideration received by the Company was $27.7, and is recorded within other long-term assets in the Consolidated Balance Sheet.
As a result of the TerraSource divestiture, the Company recorded a pre-tax loss, subject to customary post-closing adjustments, of $3.1 in the Consolidated Statement of Operations during the six months ended March 31, 2022. The Company incurred $0.4 of transaction costs associated with the divestiture during the six months ended March 31, 2022, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2022, to the same periods in 2021.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable operating segments, as well as Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and primarily exclude expenses associated with business acquisitions, disposition, and integration costs, restructuring and restructuring-related charges, gains and losses on divestitures, and other individually immaterial one-time costs. The related income tax impact for all of these items is also excluded. The measures also exclude certain tax items related to the divestitures of Red Valve, ABEL, and TerraSource, the revaluation of deferred tax balances resulting from fluctuations in currency exchange rates for certain foreign jurisdictions, the impact that the Milacron loss carryforward attributes have on tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (FDII), and the Base Erosion and Anti-Abuse Tax (BEAT).

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

See page 40 for a reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the

Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2022, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 17, 2021.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$742.0	100.0	$722.3	100.0	$1,470.4	100.0	$1,414.8	100.0
Gross profit	243.3	32.8	245.9	34.0	480.6	32.7	490.1	34.6
Operating expenses	131.8	17.8	138.0	19.1	259.9	17.7	269.6	19.1
Amortization expense	13.7		14.1		27.4		27.7
(Gain) loss on divestitures	—		(34.1)		3.1		(65.7)
Interest expense	17.3		19.5		35.2		40.7
Other income, net	4.7		1.0		3.6		0.6
Income tax expense	29.4		30.4		52.7		61.7
Net income attributable
to Hillenbrand	54.3		78.1		103.3		154.5

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net revenue increased $19.7 (3%), which included unfavorable foreign currency impact (2%).

•Advanced Process Solutions net revenue increased $13.3 (4%), primarily due to an increase in large plastics systems sales, favorable pricing, and higher aftermarket parts and service revenue, partially offset by the divestitures of ABEL on March 10, 2021 and TerraSource on October 22, 2021. Foreign currency impact decreased net revenue by 5%.

•Molding Technology Solutions net revenue decreased $3.9 (2%), primarily driven by unfavorable foreign currency impact (2%), lower aftermarket parts and service revenue, and a decrease in extrusion and injection molding equipment sales, partially offset by favorable pricing and an increase in hot runner equipment sales.

•Batesville net revenue increased $10.3 (6%), primarily due to an increase in average selling price driven by a commodity surcharge effective in 2022, partially offset by a decrease in volume. Lower volume was driven by a decrease in burial casket sales primarily due to an estimated increased rate at which families opted for cremation.

Gross profit decreased $2.6 (1%) and gross profit margin decreased 120 basis points to 32.8%. On an adjusted basis, which excluded restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, adjusted gross profit decreased $2.6 (1%), and adjusted gross profit margin decreased 130 basis points to 33.0%.

•Advanced Process Solutions gross profit increased $2.4 (2%), primarily due to an increase in volume, favorable pricing, and productivity improvements including synergies, partially offset by cost inflation and the divestitures of ABEL and TerraSource. Foreign currency impact decreased gross profit by 5%. Gross profit margin decreased 80 basis points to 35.2% in 2022, primarily due to cost inflation, partially offset by favorable pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($1.5 in 2022). Excluding these charges, adjusted gross profit increased $4.4 (4%) and adjusted gross profit margin decreased 10 basis points to 35.9%.

•Molding Technology Solutions gross profit increased $0.8 (1%) primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation and a decrease in volume. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved 80 basis points to 31.0%, primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($1.2 in 2021). Excluding these charges, adjusted gross profit margin of 30.9% was flat.

•Batesville gross profit decreased $5.8 (10%) and gross profit margin decreased 540 basis points to 31.0%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, and wages and benefits, incremental costs driven by supply chain disruptions, and lower volume, partially offset by an increase in average selling price and productivity initiatives.

Operating expenses decreased $6.2 (5%), primarily due to a decrease in business acquisition, disposition, and integration costs, the divestitures of ABEL and TerraSource, a decrease in variable compensation, and synergy savings, partially offset by an increase in strategic investments, one-time costs including reserves against certain receivables, and cost inflation. Foreign currency impact decreased operating expenses by 2%. Our operating expense-to-net-revenue ratio improved by 130 basis points to 17.8% in fiscal 2022.  Operating expenses included the following items:

	Three Months Ended March 31,
	2022	2021
Business acquisition, disposition, and integration costs	$4.3	$10.0
Restructuring and restructuring-related charges	1.1	0.9
Other one-time costs	2.6	—
On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and other one-time costs including reserves against certain receivables, operating expenses decreased $3.5 (3%). Adjusted operating expenses as a percentage of net revenue improved 90 basis points in fiscal 2022 to 16.7%.

(Gain) loss on divestitures was a gain of $34.1 in the prior year due to the gain realized on the divestiture of ABEL. See Note 4 included in Part 1, Item 1 of this Form 10-Q for more information.

Interest expense decreased $2.2 (11%), primarily due to a decrease in weighted average borrowings. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of borrowing activity.

Other income, net increased $3.7, primarily due to increases in interest income, foreign currency exchange gains, and gains on the sale of property, plant, and equipment.

The effective tax rate was 34.5% in 2022 compared to 27.8% in 2021. The increase in the effective tax rate was primarily driven by an unfavorable geographic mix of income and an unfavorable change in an estimate related to tax credits that had been recognized in the prior period.

The adjusted effective tax rate was 30.1% in 2022 compared to 27.1% in 2021. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•The impact of Milacron tax loss carryforwards on foreign inclusion and foreign tax credits ($1.5 expense in 2022 and $0.3 expense in 2021);
•The revaluation of deferred tax balances as a result of functional currency fluctuations ($0.7 expense in 2022 and $2.0 expense in 2021);
•The divestiture of ABEL ($6.7 expense in 2021);
•Adjustments previously discussed within this section ($5.8 benefit in 2022 and $6.6 benefit in 2021).

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Net revenue increased $55.6 (4%), which included unfavorable foreign currency impact (2%).

•Advanced Process Solutions net revenue increased $39.6 (7%), primarily due to an increase in large plastics systems sales, favorable pricing, and higher aftermarket parts and service revenue, partially offset by the divestitures of Red

Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021. Foreign currency impact decreased net revenue by 4%.

•Molding Technology Solutions net revenue increased $8.0 (2%), primarily driven by favorable pricing and an increase in injection molding and hot runner equipment sales, partially offset by lower aftermarket parts and service revenue. Foreign currency impact decreased net revenue by 1%.

•Batesville net revenue increased $8.0 (2%), primarily due to an increase in average selling price driven by a commodity surcharge effective in 2022, partially offset by a decrease in volume. Lower volume was driven by a decrease in burial casket sales primarily due to an estimated increased rate at which families opted for cremation.

Gross profit decreased $9.5 (2%), which included unfavorable foreign currency impact (2%). Gross profit margin decreased 190 basis points to 32.7%.  On an adjusted basis, which excluded restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, adjusted gross profit margin decreased 200 basis points to 32.9%.

•Advanced Process Solutions gross profit increased $4.1 (2%), primarily due to an increase in volume, favorable pricing, and productivity improvements including synergies, partially offset by cost inflation, the divestitures of Red Valve, ABEL, and TerraSource, and unfavorable mix. Foreign currency impact decreased gross profit by 4%. Gross profit margin decreased 160 basis points to 33.7% in 2022 primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($2.2 in 2022 and $0.7 in 2021). Excluding these charges, adjusted gross profit increased $6.1 (3%) and adjusted gross profit margin decreased 130 basis points to 34.2%.

•Molding Technology Solutions gross profit increased $5.6 (4%), primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation. Foreign currency decreased gross profit by 1%. Gross profit margin improved 60 basis points to 31.5%, primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($0.2 in 2022 and $1.4 in 2021). Excluding these charges, adjusted gross profit margin improved 10 basis points to 31.5%.

•Batesville gross profit decreased $19.2 (15%) and gross profit margin decreased 660 basis points to 32.5%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, and wages and benefits, incremental costs driven by supply chain disruptions, and lower volume, partially offset by an increase in average selling price and productivity initiatives.

Operating expenses decreased $9.7 (4%), primarily due to a decrease in business acquisition, disposition, and integration costs, the divestitures of Red Valve, ABEL and TerraSource, synergy savings, and a decrease in variable compensation, partially offset by an increase in strategic investments, cost inflation, and one-time costs including reserves against certain receivables. Foreign currency impact decreased operating expenses by 1%. Our operating expense-to-revenue ratio improved by 140 basis points to 17.7% in 2022.  Operating expenses included the following items:

	Six Months Ended March 31,
	2022	2021
Business acquisition, disposition, and integration costs	$11.5	$18.7
Restructuring and restructuring-related charges	1.4	1.6
Other one-time costs	2.6	—

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and other one-time costs including reserves against certain receivables, operating expenses decreased $5.2 (2%). Adjusted operating expenses as a percentage of net revenue improved 100 basis points in 2022 to 16.6%.

(Gain) loss on divestitures was a loss of $3.1 in the current year due to the loss realized on the divestiture of TerraSource and a gain of $65.7 in the prior year due to the gains realized on the divestitures of Red Valve and ABEL. See Note 4, included in Part 1, Item 1 of this Form 10-Q for more information.

Interest expense decreased $5.5 (14%), primarily due to a decrease in weighted average borrowings. See Note 8 of Part I, Item 1 of this Form 10-Q for a discussion of borrowing activity.

Other income, net increased $3.0, primarily due to increases in interest income and gains on the sale of property, plant, and equipment.

The effective tax rate was 33.2% in 2022 compared to 28.3% in 2021. The increase in the effective tax rate was primarily driven by an unfavorable geographic mix of income and an unfavorable change in an estimate related to tax credits that had been recognized in the prior period, as well as the divestiture of TerraSource, partially offset by an increased tax benefit on equity compensation.

The adjusted effective tax rate was 29.4% in 2022 compared to 27.7% in 2021. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•The divestitures of ABEL and Red Valve ($10.5 expense in 2021);
•The impact of Milacron tax loss carryforwards on foreign income inclusion and foreign tax credits: ($1.9 expense in 2022 and $4.0 expense in 2021);
•The revaluation of deferred tax balances as a result of functional currency fluctuations ($0.5 expense in 2022 and $2.0 expense in 2021); and
•Adjustments previously discussed within this section ($10.6 benefit in 2022 and $12.3 benefit in 2021).

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$314.6	100.0	$301.3	100.0	$631.7	100.0	$592.1	100.0
Gross profit	110.8	35.2	108.4	36.0	213.1	33.7	209.0	35.3
Operating expenses	54.1	17.2	57.3	19.0	104.2	16.5	113.5	19.2
Amortization expense	4.5		5.0		9.0		9.8

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net revenue increased $13.3 (4%) primarily due to an increase in large plastics systems sales, favorable pricing, and higher aftermarket parts and service revenue, partially offset by the divestitures of ABEL on March 10, 2021 and TerraSource on October 22, 2021. Foreign currency impact decreased net revenue by 5%.

Order backlog increased $124.5 (11%) from $1,158.5 on March 31, 2021, to $1,283.0 on March 31, 2022. The increase in order backlog was primarily driven by large plastics systems and aftermarket parts and service, partially offset by the divestitures of ABEL and TerraSource. Foreign currency impact decreased order backlog by 4%. On a sequential basis, order backlog decreased $35.4 (3%) to $1,283.0 at March 31, 2022, down from $1,318.4 at December 31, 2021, primarily driven by foreign currency impact (1%) and the timing of orders for large plastics systems.

Gross profit increased $2.4 (2%) primarily due to an increase in volume, favorable pricing, and productivity improvements including synergies, partially offset by cost inflation and the divestitures of ABEL and TerraSource. Foreign currency impact decreased gross profit by 5%. Gross profit margin decreased 80 basis points to 35.2% in 2022, primarily due to cost inflation, partially offset by favorable pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($1.5 in 2022). Excluding these charges, adjusted gross profit increased $4.4 (4%) and adjusted gross profit margin decreased 10 basis points to 35.9%.

Operating expenses decreased $3.2 (6%) primarily due to the divestitures of ABEL and TerraSource and lower variable compensation, partially offset by an increase in strategic investments, one-time costs including reserves against certain receivables, and cost inflation. Foreign currency impact decreased operating expenses by 3%. Operating expenses as a percentage of net revenue improved 180 basis points to 17.2%.

Operating expenses included other one-time costs including reserves against certain receivables ($2.4 in 2022), restructuring and restructuring-related charges ($0.8 in fiscal 2021) and business acquisition, disposition, and integration costs ($1.2 in 2021). Excluding these items, adjusted operating expenses decreased $3.8 (7%) and adjusted operating expenses as a percentage of net revenue improved 200 basis points to 16.4%.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Net revenue increased $39.6 (7%), primarily due to an increase in large plastics systems sales, favorable pricing, and higher aftermarket parts and service revenue, partially offset by the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021. Foreign currency impact decreased net revenue by 4%.

Gross profit increased $4.1 (2%), primarily due to an increase in volume, favorable pricing, and productivity improvements including synergies, partially offset by cost inflation, the divestitures of Red Valve, ABEL, and TerraSource, and unfavorable mix. Foreign currency impact decreased gross profit by 4%. Gross profit margin decreased 160 basis points to 33.7% in 2022, primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($2.2 in 2022 and $0.7 in 2021). Excluding these charges, adjusted gross profit increased $6.1 (3%) and adjusted gross profit margin decreased 130 basis points to 34.2%.

Operating expenses decreased $9.3 (8%), primarily due to the divestitures of Red Valve, ABEL, and TerraSource, and synergy savings from restructuring actions, partially offset by an increase in strategic investments, cost inflation, and one-time costs including reserves against certain receivables. Foreign currency impact decreased operating expenses by 2%. Operating expenses as a percentage of net revenue improved 270 basis points to 16.5%.

Operating expenses included other one-time costs including reserves against certain receivables ($2.4 in 2022), restructuring and restructuring-related charges ($0.2 in 2022 and $1.5 in 2021), and business acquisition, disposition, and integration costs ($0.2 in 2022 and $1.8 in 2021). Excluding these items, adjusted operating expenses decreased $9.1 (8%) and adjusted operating expenses as a percentage of net revenue improved 260 basis points to 16.1%.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$251.1	100.0	$255.0	100.0	$499.9	100.0	$491.9	100.0
Gross profit	77.9	31.0	77.1	30.2	157.4	31.5	151.8	30.9
Operating expenses	37.7	15.0	36.5	14.3	74.6	14.9	72.5	14.7
Amortization expense	9.2		9.1		18.4		17.9

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net revenue decreased $3.9 (2%), primarily driven by unfavorable foreign currency impact (2%), lower aftermarket parts and service revenue, and a decrease in extrusion and injection molding equipment sales, partially offset by favorable pricing and an increase in hot runner equipment sales.

Order backlog increased $55.5 (15%) from $362.0 on March 31, 2021, to $417.5 on March 31, 2022. The increase in order backlog was primarily driven by the injection molding and extrusion equipment product lines. Foreign currency impact decreased order backlog by 1%. On a sequential basis, order backlog increased $11.1 (3%) to $417.5 at March 31, 2022, up from $406.4 at December 31, 2021. The increase in order backlog was primarily driven by the hot runner and extrusion product lines.

Gross profit increased $0.8 (1%) primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation and a decrease in volume. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved 80 basis points to 31.0%, primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($1.2 in 2021). Excluding these charges, adjusted gross profit margin of 30.9% was flat.

Operating expenses increased $1.2 (3%), primarily due to cost inflation and strategic investments, partially offset by lower variable compensation. Foreign currency impact decreased operating expenses by 2%. Operating expense as a percentage of net revenue increased 70 basis points to 15.0%.

Operating expenses included business acquisition, disposition, and integration costs of $0.6 in 2022 and $0.3 in 2021 (including severance costs related to the Milacron integration) and restructuring and restructuring-related charges of $0.1 in 2021. Excluding these charges, adjusted operating expenses increased $0.6 (2%) and adjusted operating expenses as a percentage of net revenue increased 50 basis points to 14.7%.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Net revenue increased $8.0 (2%), primarily driven by favorable pricing and an increase in injection molding and hot runner equipment sales, partially offset by lower aftermarket parts and service revenue. Foreign currency impact decreased net revenue by 1%.

Gross profit increased $5.6 (4%), primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved 60 basis points 31.5%, primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($0.2 in 2022 and $1.4 in 2021). Excluding these charges, adjusted gross profit margin improved 10 basis points to 31.5%.

Operating expenses increased $2.1 (3%), primarily due to cost inflation and strategic investments, partially offset by synergies and savings from restructuring actions and lower variable compensation. Foreign currency impact decreased operating expenses by 1%. Operating expense as a percentage of net revenue increased 20 basis points to 14.9%.

Operating expenses included business acquisition, disposition, and integration costs of $0.7 in 2022 and $0.6 in 2021 (including severance costs related to the Milacron integration). Excluding these items, adjusted operating expenses as a percentage of net revenue increased 10 basis points to 14.7%.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended March 31,				Six Months Ended March 31,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$176.3	100.0	$166.0	100.0	$338.8	100.0	$330.8	100.0
Gross profit	54.6	31.0	60.4	36.4	110.1	32.5	129.3	39.1
Operating expenses	18.8	10.7	18.6	11.2	35.4	10.4	37.2	11.2

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net revenue increased $10.3 (6%), primarily due to an increase in average selling price driven by a commodity surcharge effective in 2022, partially offset by a decrease in volume. Lower volume was driven by a decrease in burial casket sales primarily due to an estimated increased rate at which families opted for cremation.

Gross profit decreased $5.8 (10%) and gross profit margin decreased 540 basis points to 31.0%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, and wages and benefits, incremental costs driven by supply chain disruptions, and lower volume, partially offset by an increase in average selling price and productivity initiatives.

Operating expenses increased $0.2 (1%) to $18.8 primarily due to inflation. Operating expenses as a percentage of net revenue improved 50 basis points to 10.7%.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Net revenue increased $8.0 (2%), primarily due to an increase in average selling price driven by a commodity surcharge effective in 2022, partially offset by a decrease in volume. Lower volume was driven by a decrease in burial casket sales primarily due to an estimated increased rate at which families opted for cremation.

Gross profit decreased $19.2 (15%) and gross profit margin decreased 660 basis points to 32.5%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, and wages and benefits, incremental costs driven by supply chain disruptions, and lower volume, partially offset by an increase in average selling price and productivity initiatives.

Operating expenses decreased $1.8 (5%) to $35.4 primarily due to a decrease in variable compensation, partially offset by inflation. Operating expenses as a percentage of net revenue improved 80 basis points to 10.4%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$16.7	2.3	$18.1	2.5	$34.2	2.3	$30.6	2.2
Business acquisition, disposition, and integration costs	3.5	0.5	7.5	1.0	10.5	0.7	15.8	1.2
Restructuring and restructuring-related charges	1.0	0.1	—	—	1.0	0.1	—	—
Operating expenses	$21.2	2.9	$25.6	3.5	$45.7	3.1	$46.4	3.3

Corporate operating expenses include the cost of providing management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, information technology, tax compliance, procurement, sustainability, and other public company support functions such as internal audit, investor relations, and financial reporting. Corporate operating expenses also include costs related to business acquisition, disposition, and integration, which we incur as a result of our strategy to grow through selective acquisitions. Core operating expenses primarily represent corporate operating expenses excluding costs related to business acquisition, disposition, and integration costs.

Business acquisition, disposition, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisitions and dispositions) and integrating completed acquisitions (including severance).

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Operating expenses decreased $4.4 (17%), primarily due to a decrease in business acquisition, disposition, and integration costs and lower variable compensation, partially offset by an increase in restructuring and restructuring-related charges. These expenses as a percentage of net revenue were 2.9%, an improvement of 60 basis points from the prior year.

Core operating expenses decreased $1.4 (8%), primarily due to lower variable compensation.  These expenses as a percentage of net revenue were 2.3%, an improvement of 20 basis points from the prior year.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Operating expenses decreased $0.7 (2%), primarily due to a decrease in business acquisition, disposition, and integration costs and lower variable compensation, partially offset by an increase in restructuring and restructuring-related charges, strategic investments, and cost inflation. These expenses as a percentage of net revenue were 3.1%, an improvement of 20 basis points from the prior year.

Core operating expenses increased $3.6 (12%), primarily driven by an increase in strategic investments and cost inflation, partially offset by lower variable compensation. These expenses as a percentage of net revenue were 2.3%, an increase of 10 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Consolidated net income	$55.8	$79.0	$105.9	$156.7
Interest income	(1.8)	(1.0)	(2.7)	(1.6)
Interest expense	17.3	19.5	35.2	40.7
Income tax expense	29.4	30.4	52.7	61.7
Depreciation and amortization	27.0	28.3	54.9	57.6
EBITDA	127.7	156.2	246.0	315.1
Business acquisition, disposition, and integration costs (1)	3.9	9.7	11.5	18.8
Restructuring and restructuring-related charges (2)	2.6	2.2	3.3	3.7
(Gain) loss on divestitures (3)	—	(34.1)	3.1	(65.7)
Other (4)	3.1	0.3	3.1	0.4
Adjusted EBITDA	$137.3	$134.3	$267.0	$272.3

(1)Business acquisition, disposition, and integration costs during the three and six months ended March 31, 2022 primarily included professional fees and employee-related costs attributable to the integration of Milacron and divestiture of TerraSource. Business acquisition, disposition, and integration costs during the three and six months ended March 31, 2021 primarily included professional fees and employee-related costs attributable to the integration of Milacron and divestitures of Red Valve and ABEL.
(2)Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during the three and six months ended March 31, 2022 and 2021.
(3)The current year amount represents the loss on divestiture of TerraSource during the six months ended March 31, 2022. The prior year amounts represent the gain on divestiture of ABEL during the three and six months ended March 31, 2021 and gain on the divestiture of Red Valve during the six months ended March 31, 2021. See Note 4 of Part I, Item 1 of this Form 10-Q for more information.
(4)Includes other individually immaterial one-time costs, including reserves against certain receivables during the three and six months ended March 31, 2022.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Consolidated net income decreased $23.2 (29%) for the three months ended March 31, 2022, compared to the same period in fiscal 2021. The decrease was primarily driven by cost inflation and the gain on divestiture of ABEL in 2021. This decrease in consolidated net income was partially offset by favorable pricing and productivity improvements, an increase in demand for equipment within Advanced Process Solutions, lower income tax expense, and a decrease in business acquisition, disposition, and integration costs. Foreign currency impact decreased consolidated net income by $2.7.

Consolidated adjusted EBITDA increased $3.0 (2%) for the three months ended March 31, 2022, compared to the same period in fiscal 2021. The increase was primarily driven by favorable pricing and productivity improvements and an increase in demand for equipment within Advanced Process Solutions, partially offset by cost inflation. Foreign currency impact decreased adjusted EBITDA by $4.1.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Consolidated net income decreased $50.8 (32%) for the six months ended March 31, 2022, compared to the same period in 2021. The decrease was primarily driven by the gain on the divestitures of Red Valve and ABEL in 2021, cost inflation, and a decrease in volume at Batesville. This decrease in consolidated net income was partially offset by favorable pricing, productivity improvements, an increase in demand for equipment within Advanced Process Solutions, lower income tax expense, and a decrease in business acquisition, disposition, and integration costs. Foreign currency impact decreased consolidated net income by $3.0.

Consolidated adjusted EBITDA decreased $5.3 (2%) for the six months ended March 31, 2022, compared to the same period in 2021. The decrease was primarily driven by cost inflation and a decrease in volume at Batesville, partially offset by favorable pricing, productivity improvements, and an increase in demand for equipment within Advanced Process Solutions. Foreign currency impact decreased adjusted EBITDA by $5.4.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first six months of 2022 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.

We have taken proactive measures to maintain financial flexibility within the landscape of the ongoing Ukraine War and COVID-19 pandemic. We believe the Company ended the quarter with and continues to have sufficient liquidity to operate in the current business environment.

As of March 31, 2022, we had $883.6 of borrowing capacity under the Revolver, all of which was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $16.4 for outstanding letters of credit issued under the Revolver. The Company may request an increase of up to $450.0 in the total borrowing capacity under the Revolver, subject to approval of the lenders.

In the normal course of business, operating companies within the Advanced Process Solutions reportable operating segment provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of March 31, 2022, we had guarantee arrangements totaling $405.2, under which $235.8 was used for guarantees. These arrangements include the L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €45.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of March 31, 2022, we had a transition tax liability of $16.9 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $409.8 at March 31, 2022. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

COVID-19

As discussed in the Executive Overview section above, the Company has taken actions aimed to safeguard its capital position in the ongoing COVID-19 pandemic. We believe the Company has sufficient liquidity to operate in the current business environment. The challenges posed by the ongoing COVID-19 pandemic on our businesses continue to evolve rapidly and are likely to evolve further as the COVID-19 pandemic continues and the vaccine rollout continues around the world. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and any of the variant strains of the virus, and we plan to take necessary steps to manage through such developments.

Ukraine War

The Ukraine War that began in February 2022 continues as of the date of this Quarterly Report. We have suspended all new business in Russia and Belarus but may be contractually obligated to complete existing contracts, insofar as economic sanctions do not prevent us from doing so. Russia, Belarus, and Ukraine do not constitute a material portion of our customer and supplier portfolio, however, a significant escalation or expansion of economic disruption of the Ukraine War’s current scope could have a negative effect on our consolidated results of operations and cash flows. However, we do not believe the impact will be material to our consolidated results of operations and cash flows. For more information about the Ukraine War and its effect on the Company’s business and results of operations, see Part II Item 1A. Risk Factors within this Quarterly Report on Form 10-Q.

Leverage update

The Company’s net leverage (defined as debt, net of cash, to adjusted EBITDA) at March 31, 2022 was 1.4x. Given the strength of the Company’s consolidated balance sheet and with leverage within our targeted range, the Company has resumed consideration of strategic acquisitions and opportunistic share repurchases in support of its capital structure objectives.

Other activities

The Tax Act requires the Company to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $16.9 recorded as of March 31, 2022. The transition tax liability under the Tax Act is expected to be paid over the next four years.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program authorized on December 7, 2018. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. As of March 31, 2022, we repurchased approximately 583,000 shares under the existing authorization by the Board of Directors for approximately $26.6 in the aggregate. We had $273.4 remaining for share repurchases under the existing authorization at March 31, 2022. During the first quarter of 2022, we repurchased approximately 624,000 shares for $28.9 under our prior share repurchase program before its termination and replacement. All such shares were classified as treasury stock.

Our anticipated contribution to our defined benefit pension plans in fiscal 2022 is $10.9, of which $4.7 was made during the six months ended March 31, 2022. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.8 based on our outstanding common stock at March 31, 2022. We increased our quarterly dividend in 2022 to $0.2175 per common share from $0.2150 per common share paid in 2021.

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

Cash Flows

	Six Months Ended March 31,
	2022	2021
Cash flows provided by (used in):
Operating activities	$90.7	$259.0
Investing activities	(22.9)	154.1
Financing activities	(70.5)	(370.1)
Effect of exchange rates on cash and cash equivalents	(2.2)	(7.5)
Net cash flows	$(4.9)	$35.5

Operating Activities

Operating activities provided $90.7 of cash during the six months ended March 31, 2022, and provided $259.0 of cash during the six months ended March 31, 2021, a $168.3 (65%) decrease.  The decrease in operating cash flow was primarily due to unfavorable timing of working capital requirements.

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

Investing Activities

The $177.0 decrease in net cash flows from investing activities during the six months ended March 31, 2022 was primarily due to proceeds received of $165.7 from the divestitures of Red Valve and ABEL in fiscal 2021 and an increase in capital expenditures. See Note 4 included in Part 1, Item 1 of this Form 10-Q for further details on the divestitures.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity and share repurchases.  Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Cash used in financing activities during the six months ended March 31, 2022 was $70.5, including $55.5 of common stock repurchases.  Cash used in financing activities for the six months ended March 31, 2021 was $370.1, including $338.8 of debt repayments, net of proceeds.

We returned $31.7 to shareholders during the six months ended March 31, 2022 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2022 to $0.2175 per common share from $0.2150 per common share paid during fiscal 2021.

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

	March 31, 2022	September 30, 2021
Combined Balance Sheets Information:
Current assets (1)	$1,502.1	$1,311.6
Non-current assets	4,790.9	5,692.1
Current liabilities	575.7	581.8
Non-current liabilities	1,293.3	1,303.9

	Six Months Ended March 31, 2022	Year Ended September 30, 2021
Combined Statements of Operations Information:
Net revenue (2)	$521.9	$999.0
Gross profit	184.1	374.2
Net income attributable to Obligors	202.1	557.6

(1) Current assets include intercompany receivables from non-guarantors of $697.7 as of March 31, 2022 and $596.8 as of September 30, 2021.
(2) Net revenue includes intercompany sales with non-guarantors of $15.9 as of March 31, 2022 and $35.8 as of September 30, 2021.

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

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 17, 2021, and the additional risk factor below. As described herein, the Ukraine War may adversely affect our business and financial results and may also have the effect of heightening other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2021.

The Ukraine War and the related implications have negatively impacted and may continue to negatively impact our business and results of operations.

As a result of the Ukraine War, the U.S. and other countries have imposed sanctions on Russia and Belarus, Russian allies, and certain businesses and individuals within Russia, and could impose further sanctions that could damage or more severely disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date, which could include further sanctions and embargoes against Russia, its allies, or other countries with which Russia has significant trade or financial ties, which may result in further regional and political instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets.

Any such effects could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions. Additionally, supply chain disruptions and logistical challenges due to the Ukraine War and any indirect effects are expected to further complicate existing supply chain constraints that may adversely affect profitability. For example, if the Ukraine War continues to hinder our ability to source key materials from certain suppliers, our operations could be harmed, and our costs could increase. In addition, we have suspended all new business in Russia and Belarus, which may have a negative impact on our future operating results. Despite the suspension of new business in these countries, we may be contractually obligated to complete certain existing contracts, insofar as economic sanctions do not prevent us from doing so.

The potential effects of the Ukraine War also could impact many of the other risk factors described in Part I Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. These risk factors could include but are not limited to:

•Increased prices for, nonstandard quality of, or extended inability to source raw materials and energy used in our products or associated services, and supply chain disruptions could adversely affect profitability.
•The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks or unauthorized access, or catastrophic losses affecting infrastructure.
•Global market and economic conditions, including those related to the financial markets, could have a material adverse effect on our operating results, financial condition, and liquidity.
•International economic, political, legal, and business factors could negatively affect our operating results, cash flows, financial condition, and growth.
•Uncertainty in international trade policy could negatively impact our business.

Given the evolving nature of the Ukraine War, the related sanctions, potential governmental actions and economic impact, such potential effects remain uncertain. While we may experience negative impacts on our business, financial condition and results of operations, we are unable to predict the ultimate extent or nature of these impacts at this time.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Dollar Amount that May Yet be Purchased Under Program

January (January 1-31)	—	$—	—	$300.0
February (February 1-28)	—	—	—	300.0
March (March 1-31)	582,965	45.62	582,965	273.4
Total	582,965	$45.62	582,965	273.4

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program authorized on December 7, 2018. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. As of March 31, 2022, we repurchased approximately 583,000 shares under the existing authorization by the Board of Directors for approximately $26.6 in the aggregate. We had $273.4 remaining for share repurchases under the existing authorization at March 31, 2022. During the first quarter of 2022, we repurchased approximately 624,000 shares for $28.9 under our prior share repurchase program before its termination and replacement. All such shares were classified as treasury stock.

Item 5.     OTHER INFORMATION
On May 5, 2022, the Company’s Board of Directors (the “Board”) approved the amendment and restatement of the Company’s Amended and Restated Code of By-laws (as amended, the “Bylaws”). The Bylaws became effective immediately upon approval by the Board and were amended to, among other things:

(i)adjust provisions relating to shareholder meetings to (a) align with the language of Indiana law, (b) clarify administrative procedures for setting record dates and calling special meetings, and (c) specifically provide for remote meetings in conformance with Indiana law;

(ii)update certain provisions relating to shares, Board meetings, and creation of Board committees to align with the language of Indiana law;

(iii)update advance-notice provisions and modernize notice requirements for Board meetings;

(iv)align officer descriptions with those the Company expects to employ;

(v)incorporate gender-neutral terminology and clarify provisions relating to common and preferred stock and to transfer agents; and

(vi)reflect certain other administrative, technical, stylistic, modernizing, clarifying, and conforming changes.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, as amended, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, and which is incorporated by reference herein. A marked copy of the Bylaws, as amended, is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2*	Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of May 5, 2022 (clean copy)
Exhibit 3.3*	Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of May 5, 2022 (redline copy)
Exhibit 10.1*	Employment Agreement, dated March 14, 2022, by and between Hillenbrand, Inc. and Robert M. VanHimbergen
Exhibit 10.2	Form of Change in Control Agreement as entered into by Robert M. VanHimbergen on March 14, 2022 (Incorporated by reference to the form filed as Exhibit 10.6 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 22	List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Annual Report on Form 10-K filed November 17, 2021)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: May 9, 2022	BY:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

Date: May 9, 2022		/s/ Megan A. Walke
Megan A. Walke
Interim Chief Accounting Officer