Form 10-Q
period 2022-06-30
Hillenbrand, Inc.
filed 2022-08-03
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

The registrant had 69,457,443 shares of common stock, no par value per share, outstanding as of July 28, 2022.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$720.6	$695.1	$2,191.0	$2,109.9
Cost of goods sold	489.3	469.2	1,479.1	1,393.9
Gross profit	231.3	225.9	711.9	716.0
Operating expenses	128.7	126.6	388.6	396.2
Amortization expense	13.4	14.1	40.8	41.8
(Gain) loss on divestitures	—	(0.1)	3.1	(65.8)
Interest expense	17.5	19.0	52.7	59.7
Other income (expense), net	1.2	(0.4)	4.8	0.2
Income before income taxes	72.9	65.9	231.5	284.3
Income tax expense	22.8	24.4	75.5	86.1
Consolidated net income	50.1	41.5	156.0	198.2
Less: Net income attributable to noncontrolling interests	1.3	1.1	3.9	3.3
Net income attributable to Hillenbrand	$48.8	$40.4	$152.1	$194.9

Net income attributable to Hillenbrand — per share of common stock:
Basic earnings per share	$0.68	$0.54	$2.10	$2.59
Diluted earnings per share	$0.68	$0.53	$2.08	$2.57
Weighted average shares outstanding (basic)	71.4	75.5	72.4	75.4
Weighted average shares outstanding (diluted)	72.0	76.2	73.0	75.9

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Consolidated net income	$50.1	$41.5	$156.0	$198.2
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustment (1)	(56.6)	29.2	(61.6)	43.3
Pension and postretirement	1.7	0.9	3.1	2.7
Change in net unrealized gain on derivative instruments	0.1	0.3	2.0	1.5
Total changes in other comprehensive (loss) income, net of tax	(54.8)	30.4	(56.5)	47.5
Consolidated comprehensive (loss) income	(4.7)	71.9	99.5	245.7
Less: Comprehensive income attributable to noncontrolling interests	—	0.9	2.3	3.2
Comprehensive (loss) income attributable to Hillenbrand	(4.7)	71.0	97.2	242.5

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	June 30, 2022 (unaudited)	September 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$284.4	$446.1
Trade receivables, net	304.8	323.5
Receivables from long-term manufacturing contracts, net	197.0	121.9
Inventories, net	506.1	411.6
Prepaid expenses and other current assets	111.9	75.2
Current assets held for sale	—	56.2
Total current assets	1,404.2	1,434.5
Property, plant, and equipment, net	280.9	295.1
Operating lease right-of-use assets, net	128.3	138.1
Intangible assets, net	849.3	913.9
Goodwill	1,132.5	1,168.6
Other long-term assets	98.5	64.7
Total Assets	$3,893.7	$4,014.9

LIABILITIES
Current Liabilities
Trade accounts payable	$438.7	$361.3
Liabilities from long-term manufacturing contracts and advances	253.1	296.6
Accrued compensation	105.4	123.5
Current liabilities held for sale	—	18.9
Other current liabilities	257.5	234.8
Total current liabilities	1,054.7	1,035.1
Long-term debt	1,214.6	1,212.9
Accrued pension and postretirement healthcare	134.6	151.6
Operating lease liabilities	96.7	105.6
Deferred income taxes	182.2	206.7
Other long-term liabilities	60.6	70.8
Total Liabilities	2,743.4	2,782.7

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 69.7 and 72.7 shares outstanding)	—	—
Additional paid-in capital	719.5	725.4
Retained earnings	770.5	666.2
Treasury stock (6.1 and 3.1 shares, at cost)	(261.8)	(135.7)
Accumulated other comprehensive loss	(101.2)	(46.3)
Hillenbrand Shareholders’ Equity	1,127.0	1,209.6
Noncontrolling interests	23.3	22.6
Total Shareholders’ Equity	1,150.3	1,232.2

Total Liabilities and Shareholders’ Equity	$3,893.7	$4,014.9

 See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2022	2021
Operating Activities
Consolidated net income	$156.0	$198.2
Adjustments to reconcile consolidated net income to cash provided by operating activities:
Depreciation and amortization	81.5	86.3
Deferred income taxes	(11.6)	13.6
Amortization of deferred financing costs	2.7	6.2
Share-based compensation	16.4	14.7
Loss (gain) on divestitures	3.1	(65.8)
Trade accounts receivable, net and receivables from long-term manufacturing contracts	(77.7)	10.2
Inventories, net	(106.7)	(30.6)
Prepaid expenses and other current assets	(32.3)	3.4
Trade accounts payable	95.9	54.7
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(50.9)	147.3
Income taxes payable	32.7	4.1
Defined benefit plan and postretirement funding	(6.9)	(6.8)
Defined benefit plan and postretirement expense	0.7	2.1
Other, net	(8.6)	5.1
Net cash provided by operating activities	94.3	442.7

Investing Activities
Capital expenditures	(32.5)	(21.8)
Proceeds from sales of property, plant, and equipment	1.7	0.1
Acquisition of business, net of cash acquired	(12.9)	—
(Payments) proceeds from divestitures, net of cash divested	(4.5)	165.8
Net cash (used in) provided by investing activities	(48.2)	144.1

Financing Activities
Proceeds from issuance of long-term debt	—	350.0
Repayments on long-term debt	—	(688.8)
Proceeds from revolving credit facilities	—	395.0
Repayments on revolving credit facilities	—	(395.0)
Payment of deferred financing costs	(3.5)	(5.4)
Payments of dividends on common stock	(47.0)	(48.4)
Repurchases of common stock	(167.0)	(43.4)
Proceeds from stock option exercises	24.7	9.2
Payments for employee taxes on net settlement equity awards	(6.9)	(3.5)
Other, net	(1.6)	(1.3)
Net cash used in financing activities	(201.3)	(431.6)

Effect of exchange rates on cash and cash equivalents	(10.2)	10.7

Net cash flows	(165.4)	165.9

Cash, cash equivalents, and restricted cash:
At beginning of period	450.9	311.8
At end of period	$285.5	$477.7
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$284.4	$476.2
Short-term restricted cash included in other current assets	1.1	1.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$285.5	$477.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2022	75.8	$717.3	$737.1	3.4	$(152.2)	$(47.7)	$23.3	$1,277.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(53.5)	(1.3)	(54.8)
Net income	—	—	48.8	—	—	—	1.3	50.1
Repurchases of common stock	—	—	—	2.7	(111.5)	—	—	(111.5)
Issuance/retirement of stock for stock awards/options	—	(2.3)	—	—	1.9	—	—	(0.4)
Share-based compensation	—	4.4	—	—	—	—	—	4.4
Dividends ($0.2175 per share)	—	0.1	(15.4)	—	—	—	—	(15.3)
Balance at June 30, 2022	75.8	$719.5	$770.5	6.1	$(261.8)	$(101.2)	$23.3	$1,150.3

	Nine Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2021	75.8	$725.4	$666.2	3.1	$(135.7)	$(46.3)	$22.6	$1,232.2
Total other comprehensive loss, net of tax	—	—	—	—	—	(54.9)	(1.6)	(56.5)
Net income	—	—	152.1	—	—	—	3.9	156.0
Repurchases of common stock	—	—	—	3.9	(167.0)	—	—	(167.0)
Issuance/retirement of stock for stock awards/options	—	(23.1)	—	(0.9)	40.9	—	—	17.8
Share-based compensation	—	16.4	—	—	—	—	—	16.4
Dividends ($0.6525 per share)	—	0.8	(47.8)	—	—	—	(1.6)	(48.6)
Balance at June 30, 2022	75.8	$719.5	$770.5	6.1	$(261.8)	$(101.2)	$23.3	$1,150.3

	Three Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2021	75.8	$720.5	$603.1	0.6	$(23.4)	$(85.8)	$21.3	$1,235.7
Total other comprehensive income (loss), net of tax	—	—	—	—	—	30.6	(0.2)	30.4
Net income	—	—	40.4	—	—	—	1.1	41.5
Repurchases of common stock	—	—	—	1.0	(43.4)	—	—	(43.4)
Issuance/retirement of stock for stock awards/options	—	(2.2)	—	(0.1)	2.2	—	—	—
Share-based compensation	—	4.3	—	—	—	—	—	4.3
Dividends ($0.2150 per share)	—	0.3	(16.4)	—	—	—	—	(16.1)
Balance at June 30, 2021	75.8	$722.9	$627.1	1.5	$(64.6)	$(55.2)	$22.2	$1,252.4

	Nine Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2020	75.8	$723.6	$481.4	1.0	$(43.2)	$(102.8)	$20.4	$1,079.4
Total other comprehensive income (loss), net of tax	—	—	—	—	—	47.6	(0.1)	47.5
Net income	—	—	194.9	—	—	—	3.3	198.2
Repurchases of common stock	—	—	—	1.0	(43.4)	—	—	(43.4)
Issuance/retirement of stock for stock awards/options	—	(16.2)	—	(0.5)	22.0	—	—	5.8
Share-based compensation	—	14.7	—	—	—	—	—	14.7
Dividends ($0.6450 per share)	—	0.8	(49.2)	—	—	—	(1.4)	(49.8)
Balance at June 30, 2021	75.8	$722.9	$627.1	1.5	$(64.6)	$(55.2)	$22.2	$1,252.4

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.Background and Basis of Presentation

Hillenbrand, Inc. (the “Company” or “Hillenbrand”) is a global industrial company with multiple leading brands that serve a wide variety of industries around the world. The Company strives to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The HOM describes the Company’s mission, vision, values, and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make the Company’s businesses both bigger and better.  The Company’s goal is to continue developing Hillenbrand as a world-class global industrial company through the deployment of the HOM.

Hillenbrand’s portfolio is composed of three reportable operating segments. Advanced Process Solutions designs, develops, manufactures, and services highly engineered industrial equipment and systems around the world. Molding Technology Solutions is a global leader in highly engineered and customized equipment, systems, and service in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries unless context otherwise requires.

The accompanying unaudited Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries.  They also include two subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The unaudited Consolidated Financial Statements have been prepared on the same basis as, and should be read in conjunction with, the audited Consolidated Financial Statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the SEC on November 17, 2021. In the opinion of management, these unaudited Consolidated Financial Statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature. The interim period results are subject to variation and are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year.

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the over time method, establishment of reserves related to customer rebates, doubtful accounts, warranties, early-pay discounts, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

As a result of the Russian Federation’s invasion of Ukraine in February 2022 (the “Ukraine War”), various nations, including the U.S., have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. Any such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions. The effects of the Ukraine War and such associated measures on management’s estimates and consolidated results of operations through June 30, 2022 are reflected in the Consolidated Financial Statements. As of and for the three and nine months ended June 30, 2022, the effects of the Ukraine War have not had a material impact on the Consolidated Financial Statements.

In addition, it has now been more than two years since March 11, 2020, when the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The effects of the ongoing COVID-19 pandemic and such associated measures on management’s estimates and consolidated results of operations through June 30, 2022 are reflected in the Consolidated Financial Statements. Given the unprecedented nature of the COVID-19 pandemic, the Company cannot reasonably estimate the full extent of the impact that the COVID-19 pandemic will continue to have on its consolidated financial condition, and the consolidated results of operations, and cash flows in the foreseeable future. The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the ongoing COVID-19 pandemic subsides or if variant strains of the virus further impacts the global economy or the Company.

Events and changes in circumstances arising after June 30, 2022, including those resulting from the ongoing impacts of the Ukraine War and the COVID-19 pandemic, will be reflected in management’s estimates for future periods in subsequent periodic filings.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at June 30, 2022 and September 30, 2021, was $197.0 and $121.9, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at June 30, 2022 and September 30, 2021, was $253.1 and $296.6, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the nine months ended June 30, 2022, and 2021 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2021 and 2020, was $189.8 and $128.8, respectively. During the three and nine months ended June 30, 2022 and 2021, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of June 30, 2022, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $1,648.8. Approximately 79% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended June 30, 2022				Nine Months Ended June 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$224.2	$—	$—	$224.2	$688.7	$—	$—	$688.7
Automotive	—	41.0	—	41.0	—	146.9	—	146.9
Chemicals	24.9	—	—	24.9	74.4	—	—	74.4
Consumer goods	—	40.9	—	40.9	—	115.9	—	115.9
Food and pharmaceuticals	23.1	—	—	23.1	69.4	—	—	69.4
Custom molders	—	38.4	—	38.4	—	111.4	—	111.4
Packaging	—	28.4	—	28.4	—	94.8	—	94.8
Construction	—	35.8	—	35.8	—	84.2	—	84.2
Minerals and mining	12.7	—	—	12.7	35.7	—	—	35.7
Electronics	—	20.8	—	20.8	—	55.1	—	55.1
Medical	—	21.9	—	21.9	—	62.1	—	62.1
Death care	—	—	140.8	140.8	—	—	479.6	479.6
Other industrial	25.4	42.3	—	67.7	73.8	99.0	—	172.8
Total	$310.3	$269.5	$140.8	$720.6	$942.0	$769.4	$479.6	$2,191.0

	Three Months Ended June 30, 2021				Nine Months Ended June 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$225.8	$—	$—	$225.8	$630.9	$—	$—	$630.9
Automotive	—	44.9	—	44.9	—	123.9	—	123.9
Chemicals	21.8	—	—	21.8	61.1	—	—	61.1
Consumer goods	—	35.3	—	35.3	—	113.0	—	113.0
Food and pharmaceuticals	21.5	—	—	21.5	65.1	—	—	65.1
Custom molders	—	28.8	—	28.8	—	110.2	—	110.2
Packaging	—	29.6	—	29.6	—	95.7	—	95.7
Construction	—	32.2	—	32.2	—	84.4	—	84.4
Minerals and mining	13.7	—	—	13.7	38.0	—	—	38.0
Electronics	—	21.6	—	21.6	—	55.3	—	55.3
Medical	—	23.1	—	23.1	—	65.3	—	65.3
Death care	—	—	137.9	137.9	—	—	468.7	468.7
Other industrial	30.6	28.3	—	58.9	110.4	87.9	—	198.3
Total	$313.4	$243.8	$137.9	$695.1	$905.5	$735.7	$468.7	$2,109.9

The following tables present net revenue by geography:

	Three Months Ended June 30, 2022				Nine Months Ended June 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geography
Americas	$79.9	$159.1	$140.8	$379.8	$218.9	$424.3	$479.6	$1,122.8
Asia	157.6	71.7	—	229.3	484.4	228.3	—	712.7
Europe, the Middle East, and Africa	72.8	38.7	—	111.5	238.7	116.8	—	355.5
Total	$310.3	$269.5	$140.8	$720.6	$942.0	$769.4	$479.6	$2,191.0

	Three Months Ended June 30, 2021				Nine Months Ended June 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geography
Americas	$76.5	$127.9	$137.9	$342.3	$240.2	$391.4	$468.7	$1,100.3
Asia	149.1	74.0	—	223.1	411.9	218.1	—	630.0
Europe, the Middle East, and Africa	87.8	41.9	—	129.7	253.4	126.2	—	379.6
Total	$313.4	$243.8	$137.9	$695.1	$905.5	$735.7	$468.7	$2,109.9

The following tables present net revenue by products and services:

	Three Months Ended June 30, 2022				Nine Months Ended June 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$217.2	$187.7	$—	$404.9	$671.6	$528.6	$—	$1,200.2
Parts and services	93.1	65.6	—	158.7	270.4	191.1	—	461.5
Death care	—	—	140.8	140.8	—	—	479.6	479.6
Other	—	16.2	—	16.2	—	49.7	—	49.7
Total	$310.3	$269.5	$140.8	$720.6	$942.0	$769.4	$479.6	$2,191.0

	Three Months Ended June 30, 2021				Nine Months Ended June 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$219.6	$163.2	$—	$382.8	$621.1	$487.6	$—	$1,108.7
Parts and services	93.8	64.1	—	157.9	284.4	197.6	—	482.0
Death care	—	—	137.9	137.9	—	—	468.7	468.7
Other	—	16.5	—	16.5	—	50.5	—	50.5
Total	$313.4	$243.8	$137.9	$695.1	$905.5	$735.7	$468.7	$2,109.9

The following tables present net revenue by timing of transfer:

	Three Months Ended June 30, 2022				Nine Months Ended June 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$143.6	$254.8	$140.8	$539.2	$413.0	$741.7	$479.6	$1,634.3
Over time	166.7	14.7	—	181.4	529.0	27.7	—	556.7
Total	$310.3	$269.5	$140.8	$720.6	$942.0	$769.4	$479.6	$2,191.0

	Three Months Ended June 30, 2021				Nine Months Ended June 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$153.9	$242.6	$137.9	$534.4	$450.3	$734.5	$468.7	$1,653.5
Over time	159.5	1.2	—	160.7	455.2	1.2	—	456.4
Total	$313.4	$243.8	$137.9	$695.1	$905.5	$735.7	$468.7	$2,109.9

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

(1)The Company adjusted the carrying value to fair value less costs to sell for certain assets held for sale during the year ended September 30, 2021. Those assets were sold during the nine months ended June 30, 2022.

The Company determined that the exit from these businesses did not represent a strategic shift that had a major effect on its consolidated results of operations, and therefore these businesses were not classified as discontinued operations.

Divestiture of Flow Control Businesses

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The divestiture included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet at June 30, 2022.

As a result of the Red Valve divestiture, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The Company incurred $2.9 of transaction costs associated with the divestiture during the nine months ended June 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. Red Valve’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on December 31, 2020.

On March 10, 2021, the Company completed the divestiture of ABEL to IDEX Corporation, in a transaction valued at $103.5. The divestiture included cash proceeds received at closing of $106.3, including working capital adjustments.

As a result of the ABEL divestiture, the Company recorded a pre-tax gain of $34.2, after post-closing adjustments, in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The related tax effect resulted in tax expense of $6.9 and was included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The Company incurred $3.9 of transaction costs associated with the divestiture during the nine months ended June 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. ABEL’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on March 10, 2021.

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

As a result of the TerraSource divestiture, the Company recorded a pre-tax loss of $3.1, after post-closing adjustments, in the Consolidated Statement of Operations during the nine months ended June 30, 2022. The Company incurred $0.4 of transaction costs associated with the divestiture during the nine months ended June 30, 2022, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021.

Acquisition of Gabler Engineering GmbH

On June 30, 2022, the Company completed the acquisition of Gabler Engineering GmbH and affiliate (“Gabler”) for $12.9 (€12.6) in cash. Gabler, based in Malsch, Germany, specializes in the design, engineering, manufacturing, and implementation of plants and equipment for the confectionery and pharmaceutical industries. The determination of the preliminary purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Gabler. It is anticipated that the majority of the preliminary purchase price allocation will be assigned to the fair value of the acquired property, plant and equipment, working capital assets and liabilities, and residual goodwill (which is currently estimated to be $5.6). The results of Gabler will be reported in the Advanced Process Solutions reportable operating segment and are not material to the Consolidated Financial Statements for the three and nine months ended June 30, 2022. Goodwill is not expected to be deductible for tax purposes.

5.Supplemental Consolidated Balance Sheet Information

	June 30, 2022	September 30, 2021
Allowance for doubtful accounts	$24.3	$26.0

Warranty reserves	$22.2	$24.2

Accumulated depreciation on property, plant, and equipment	$402.4	$381.6

Inventories, net:
Raw materials and components	$199.2	$153.1
Work in process	121.6	104.0
Finished goods	185.3	154.5
Total inventories, net	$506.1	$411.6

The Company specifically considered the impact of the ongoing COVID-19 pandemic as well as the Ukraine War on its receivables and inventories and determined there was no material impact on existing receivables and inventories at June 30, 2022 or September 30, 2021.

6.Leases

For the three and nine months ended June 30, 2022 and 2021, the Company recognized $9.2 and $28.4, and $9.0 and $26.6 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period. The Company’s finance leases were insignificant as of June 30, 2022 and September 30, 2021.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	June 30, 2022	September 30, 2021
Operating lease right-of-use assets, net	$128.3	$138.1

Other current liabilities	29.9	30.7
Operating lease liabilities	96.7	105.6
Total operating lease liabilities	$126.6	$136.3

Weighted-average remaining lease term (in years)	7.0	7.2

Weighted-average discount rate	2.9%	2.1%

As of June 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

2022 (excluding the nine months ended June 30, 2022)	$8.6
2023	30.4
2024	21.3
2025	14.7
2026	11.9
Thereafter	46.9
Total lease payments	133.8
Less: imputed interest	(7.2)
Total present value of lease payments	$126.6

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Nine Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$21.2	$28.9
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	23.2	16.2

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	June 30, 2022		September 30, 2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$769.8	$(219.5)	$798.8	$(195.4)
Technology, including patents	135.6	(67.9)	137.6	(62.7)
Software	70.9	(61.0)	68.3	(59.4)
	976.3	(348.4)	1,004.7	(317.5)
Indefinite-lived assets:
Trade names	221.4	—	226.6	—

Total	$1,197.7	$(348.4)	$1,231.3	$(317.5)

The net change in intangible assets during the nine months ended June 30, 2022, was driven primarily by amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the nine months ended June 30, 2022:

	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Balance as of September 30, 2021	$484.9	$675.4	$8.3	$1,168.6
Acquisitions	5.6	—	—	5.6
Foreign currency adjustments	(22.8)	(18.9)	—	(41.7)
Balance as of June 30, 2022	$467.7	$656.5	$8.3	$1,132.5

During the three and nine months ended June 30, 2022 and 2021, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

8.Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of:

	June 30, 2022	September 30, 2021
$400 senior unsecured notes (1)	$396.7	$395.8
$375 senior unsecured notes, net of discount (2)	372.0	371.5
$350 senior unsecured notes (3)	346.1	345.8
$100 Series A Notes (4)	99.8	99.8
$1,000 revolving credit facility (excluding outstanding letters of credit)	—	—
Total debt	1,214.6	1,212.9
Less: current portion	—	—
Total long-term debt	$1,214.6	$1,212.9

(1)Includes unamortized debt issuance costs of $3.3 and $4.2 at June 30, 2022 and September 30, 2021, respectively.
(2)Includes unamortized debt issuance costs of $2.6 and $3.1 at June 30, 2022 and September 30, 2021, respectively.
(3)Includes unamortized debt issuance costs of $3.9 and $4.2 at June 30, 2022 and September 30, 2021, respectively.
(4)Includes unamortized debt issuance costs of $0.2 and $0.2 at June 30, 2022 and September 30, 2021, respectively.

On June 8, 2022, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which governs our multi-currency revolving credit facility (the “Facility”), by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement amends and restates the Company’s former credit agreement which provided for a maximum principal amount available for borrowing under the Facility of up to $900 and a term loan in an original principal amount of $500. The Credit Agreement increases the maximum principal amount available for borrowing under the Facility from $900 to $1,000. The Credit Agreement further provides for a delayed-draw term loan facility in an aggregate principal amount of up to $200. The term loan commitments will be subject to ticking fees if not drawn within 60 days of closing, and the term loan commitments will expire 180 days after closing. The term loans, if drawn, will be subject to quarterly amortization payments equal to 1.25% of the funded term loans for the first twelve calendar quarters following the funding date, and quarterly amortization payments equal to 1.875% of the funded term loans thereafter until the maturity date. The aggregate principal amount available for borrowing under the Credit Agreement may be expanded, subject to the approval of the lenders, by an additional $600. The Credit Agreement extends the maturity date of the Facility to June 8, 2027.

The Credit Agreement fully transitions interest rate benchmarks from LIBOR-based interest rates to SOFR-based interest rates for U.S. dollar borrowings. Borrowings under the Credit Agreement may bear interest (A) if denominated in US Dollars, at the Term SOFR Rate or the Alternate Base Rate (each as defined in the Credit Agreement) at the Company’s option, (B) if denominated in Japanese Yen, Canadian Dollars or Euros, at rates based on the rates offered for deposits in the applicable interbank markets for such currencies and (C) if denominated in Pounds Sterling or Swiss Francs, at SONIA and SARON, respectively (each as defined in the Credit Agreement), plus, in each case, margin based on the Company’s leverage ratio, ranging from 0.00% to 0.525% for borrowings bearing interest at the Alternate Base Rate and from 0.90% to 1.525% for all other borrowings. The delayed-draw term loan facility will, once borrowed, accrue interest, at the Company’s option, at the Term SOFR Rate or the Alternate Base Rate plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 1.75% for term loans bearing interest at the Term SOFR Rate and 0.00% to 0.75% for term loans bearing interest at the Alternate Base Rate. New deferred financing costs related to the Credit Agreement were $3.0, which along with existing costs of $1.9, are being amortized to interest expense over the term of the Facility.

There were no outstanding balances as of June 30, 2022 or September 30, 2021 under the Facility, other than $15.4 in outstanding letters of credit issued under the Facility. Under the Credit Agreement, the Company had $1,184.6 of available borrowing capacity as of June 30, 2022, of which $933.3 was immediately available based on our most restrictive covenant. There were no borrowings under the Facility during the three and nine months ended June 30, 2022 and the three months ended June 30, 2021. The weighted average interest rate on borrowing under the Facility was 2.28% for the nine months ended June 30, 2021. The weighted average facility fee was 0.15% for the three and nine months ended June 30, 2022, and 0.17% and 0.24% for the three and nine months ended June 30, 2021, respectively.

On June 9, 2022, Hillenbrand and certain of its domestic subsidiaries entered into the eighth amendment to the private shelf agreement (as amended, the “Shelf Agreement”), which amends the private shelf agreement dated December 6, 2012, among Hillenbrand, the subsidiary guarantors, PGIM, Inc. (f/k/a Prudential Investment Management, Inc.) and each Prudential Affiliate (as defined therein), pursuant to which the Company issued $100, 4.60% Series A unsecured notes maturing December

15, 2024 (the “Series A Notes”). The amendment conforms certain terms of the Shelf Agreement with those contained in the Credit Agreement.

On June 21, 2022, Hillenbrand and certain of its subsidiaries entered into a Syndicated L/G Facility Agreement (the “L/G Facility Agreement”) with Commerzbank Aktiengesellschaft, as coordinator, mandated lead arranger, and bookrunner, the other financial institutions party thereto as lenders and issuing banks, and Commerzbank Finance & Covered Bond S.A., as agent. The L/G Facility Agreement replaced the Company’s Syndicated L/G Facility Agreement dated March 8, 2018, as amended (the “Prior L/G Facility Agreement”), and permits Hillenbrand and certain of its subsidiaries (collectively, the “Participants”) to request that one or more of the lenders issue, on the Participants’ behalf, up to an aggregate of €225, in unsecured letters of credit, bank guarantees, or other surety bonds (collectively, the “Guarantees”), an increase from €175 under the Prior L/G Facility Agreement. New deferred financing costs related to the L/G Facility Agreement were $1.0, which along with existing costs of $0.2, are being amortized to interest expense over the term of the L/G Facility Agreement.

Letters of credit, guarantees and surety bonds such as the Guarantees are routinely required by customers of the Company’s industrial businesses. The Guarantees may be issued in euros or certain other agreed-upon currencies. Specified sublimits apply, based on the specific lender and currency. The Guarantees carry an annual fee that varies based on the Company’s leverage ratio. The L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The L/G Facility Agreement matures on the earlier of (i) June 21, 2027 and (ii) the date of the termination of the Credit Agreement (as such agreement may be from time to time extended or refinanced). The L/G Facility Agreement contains representations, warranties and covenants that are customary for agreements of this type and also contains specified customary events of default. The Participants’ obligations under the L/G Facility Agreement are guaranteed by Hillenbrand and certain of its domestic subsidiaries named therein.

Other credit arrangements

In the normal course of business, certain operating companies within the Advanced Process Solutions and Molding Technology Solutions reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of June 30, 2022 and September 30, 2021, the Company had credit arrangements totaling $387.7 and $411.5, respectively, under which $229.4 and $254.0, respectively, were used for guarantees. These arrangements include the Company’s L/G Facility Agreement and other ancillary credit facilities.

Covenants related to current financing agreements

The Credit Agreement, L/G Facility Agreement and Shelf Agreement contain the following financial covenants: a maximum leverage ratio (as defined in the agreements) of 3.50 to 1.00 and a minimum ratio of earnings before interest, income tax, depreciation, and amortization (“EBITDA”) (as defined in the agreements) to interest expense of 3.00 to 1.00. The Company may elect to increase the maximum permitted leverage ratio to 4.00 to 1.00 following certain acquisitions for four full fiscal quarters (plus the fiscal quarter in which the acquisition takes place). The Credit Agreement, L/G Facility Agreement, and the Shelf Agreement contain substantially the same customary affirmative and negative covenants, representations, warranties and events of default as those in their predecessor agreements. The obligations under the Credit Agreement, L/G Facility Agreement and the Shelf Agreement are unsecured.

All obligations of the Company arising under the Credit Agreement, the L/G Facility Agreement, the $100 of Series A unsecured notes, the $400 of senior unsecured notes due June 2025 (the “2020 Notes”), the $375 of senior unsecured notes due September 2026 (the “2019 Notes”), and the $350 of senior unsecured notes due March 2031 (the “2021 Notes”), are fully and unconditionally, jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

As of June 30, 2022, Hillenbrand was in compliance with all covenants and there were no events of default.

9.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Service costs	$0.2	$0.2	$0.4	$0.5
Interest costs	1.5	1.5	0.2	0.2
Expected return on plan assets	(2.7)	(2.8)	(0.2)	(0.2)
Amortization of net loss	0.3	0.5	0.4	0.7
Net periodic pension (benefit) cost	$(0.7)	$(0.6)	$0.8	$1.2

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Service costs	$0.4	$0.5	$1.5	$1.5
Interest costs	4.6	4.4	0.6	0.5
Expected return on plan assets	(8.1)	(8.2)	(0.7)	(0.6)
Amortization of net loss	1.1	1.6	1.0	2.2
Net periodic pension (benefit) cost	$(2.0)	$(1.7)	$2.4	$3.6

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $4.1 and $12.5 for the three and nine months ended June 30, 2022, respectively, and $3.6 and $10.9 for the three and nine months ended June 30, 2021, respectively.

10.Income Taxes

The effective tax rates for the three months ended June 30, 2022 and 2021 were 31.3% and 37.0%, respectively. The decrease in the effective tax rate was primarily driven by a decrease in the recognition of net domestic taxes on foreign earnings and the unfavorable impact of German tax legislation in the prior period that did not repeat, partially offset by the revaluation of deferred tax balances as a result of foreign currency fluctuations.

The effective tax rates for the nine months ended June 30, 2022 and 2021 were 32.6% and 30.3%, respectively. The increase in the effective tax rate was primarily driven by an unfavorable geographic mix of income, an unfavorable change in an estimate related to tax credits that had been recognized in the prior period, the impact of divestitures, and the revaluation of deferred tax balances as a result of foreign currency fluctuations, partially offset by a decrease in the recognition of net domestic taxes on foreign earnings and the unfavorable impact of German tax legislation in the prior period that did not repeat.

11.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 400,000 shares at both June 30, 2022 and 2021, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Hillenbrand	$48.8	$40.4	$152.1	$194.9
Weighted-average shares outstanding (basic - in millions)	71.4	75.5	72.4	75.4
Effect of dilutive stock options and other unvested equity awards (in millions)	0.6	0.7	0.6	0.5
Weighted-average shares outstanding (diluted - in millions)	72.0	76.2	73.0	75.9

Basic earnings per share	$0.68	$0.54	$2.10	$2.59
Diluted earnings per share	$0.68	$0.53	$2.08	$2.57

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.5	0.1	0.4	0.8

12. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)
Other comprehensive income (loss) before reclassifications:
Before tax amount	1.8	(60.0)	1.0	(57.2)	$(1.6)	$(58.8)
Tax expense	(0.2)	—	(0.1)	(0.3)	—	(0.3)
After tax amount	1.6	(60.0)	0.9	(57.5)	(1.6)	(59.1)
Amounts reclassified from accumulated other comprehensive loss (2)	1.5	—	1.1	2.6	—	2.6
Net current period other comprehensive income (loss)	3.1	(60.0)	2.0	(54.9)	$(1.6)	$(56.5)
Balance at June 30, 2022	$(46.1)	$(46.9)	$(8.2)	$(101.2)

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)
Other comprehensive income before reclassifications:
Before tax amount	—	43.4	0.4	43.8	$(0.1)	$43.7
Tax expense	—	—	(0.1)	(0.1)	—	(0.1)
After tax amount	—	43.4	0.3	43.7	(0.1)	43.6
Amounts reclassified from accumulated other comprehensive loss (2)	2.7	—	1.2	3.9	—	3.9
Net current period other comprehensive income	2.7	43.4	1.5	47.6	$(0.1)	$47.5
Balance at June 30, 2021	$(66.9)	$22.3	$(10.6)	$(55.2)

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended June 30, 2022
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.2)	(0.2)
Other income (expense), net	0.4	—	0.4	0.8
Total before tax	$0.4	$—	$0.3	$0.7
Tax expense				(0.3)
Total reclassifications for the period, net of tax				$0.4

	Nine Months Ended June 30, 2022
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.5)	(0.5)
Other income (expense), net	2.1	—	1.4	3.5
Total before tax	$2.1	$—	$1.0	$3.1
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$2.6

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 9).

	Three Months Ended June 30, 2021
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	$—	$—	$(0.3)	$(0.3)
Other income (expense), net	1.3	—	0.5	1.8
Total before tax	$1.3	$—	$0.2	$1.5
Tax expense				(0.3)
Total reclassifications for the period, net of tax				$1.2

	Nine Months Ended June 30, 2021
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.6)	(0.6)
Other income (expense), net	3.8	(0.1)	1.5	5.2
Total before tax	$3.8	$(0.1)	$1.1	$4.8
Tax expense				(0.9)
Total reclassifications for the period, net of tax				$3.9

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 9).

13.Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation costs	$4.4	$4.3	$16.4	$14.7
Less impact of income tax	1.0	1.0	3.8	3.4
Share-based compensation costs, net of tax	$3.4	$3.3	$12.6	$11.3

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

During the nine months ended June 30, 2022, the Company made the following grants:

Number of Units
Time-based stock awards	373,078
Performance-based stock awards (maximum that can be earned)	319,303

The Company’s time-based stock awards and performance-based stock awards granted during the nine months ended June 30, 2022, had weighted-average grant date fair values of $46.46 and $52.10, respectively.  Included in the performance-based stock awards granted during the nine months ended June 30, 2022 are 182,667 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

14.Other Income (Expense), Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Interest income	$1.3	$0.9	$4.0	$2.5
Foreign currency exchange (loss) gain, net	(1.1)	(0.2)	(1.4)	0.2
Other, net	1.0	(1.1)	2.2	(2.5)
Other income (expense), net	$1.2	$(0.4)	$4.8	$0.2

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at June 30, 2022	Fair Value at June 30, 2022 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$284.4	$284.4	$—	$—
Restricted cash	1.1	1.1	—	—
Investments in rabbi trust	3.8	3.8	—	—
Derivative instruments	2.5	—	2.5	—

Liabilities:
2021 Notes	$350.0	$289.8	$—	$—
2020 Notes	400.0	408.4	—	—
2019 Notes	374.6	357.1	—	—
Series A Notes	100.0	—	97.4	—
Derivative instruments	5.8	—	5.8	—

	Carrying Value at September 30, 2021	Fair Value at September 30, 2021 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$446.1	$446.1	$—	$—
Restricted cash	1.3	1.3	—	—
Cash and cash equivalents held for sale	3.5	3.5	—	—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	1.9	—	1.9	—

Liabilities:
2021 Notes	$350.0	$349.0	$—	$—
2020 Notes	400.0	422.8	—	—
2019 Notes	374.6	421.3	—	—
Series A Notes	100.0	—	107.6	—
Derivative instruments	2.5	—	2.5	—

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

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $193.4 and $186.4 at June 30, 2022 and September 30, 2021, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities in the Consolidated Balance Sheets.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net revenue
Advanced Process Solutions	$310.3	$313.4	$942.0	$905.5
Molding Technology Solutions	269.5	243.8	769.4	735.7
Batesville	140.8	137.9	479.6	468.7
Total	$720.6	$695.1	$2,191.0	$2,109.9

Adjusted EBITDA (1)
Advanced Process Solutions	$60.6	$61.1	$180.6	$165.3
Molding Technology Solutions	54.5	49.2	156.7	148.4
Batesville	25.2	29.8	102.9	126.7
Corporate	(14.6)	(13.9)	(47.5)	(41.9)

Net revenue (2)
United States	$335.3	$301.3	$999.4	$973.1
China	140.9	135.8	428.9	362.6
India	46.7	39.0	148.7	127.5
Germany	33.9	35.2	105.4	101.9
All other countries	163.8	183.8	508.6	544.8
Total	$720.6	$695.1	$2,191.0	$2,109.9

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	June 30, 2022	September 30, 2021
Total assets
Advanced Process Solutions	$1,447.9	$1,596.5
Molding Technology Solutions	2,083.8	2,103.0
Batesville	231.7	231.5
Corporate	130.3	83.9
Total	$3,893.7	$4,014.9

Tangible long-lived assets, net
United States	$151.7	$161.1
Germany	101.8	113.8
China	45.9	53.0
India	41.8	43.9
All other countries	68.0	61.4
Total	$409.2	$433.2

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Advanced Process Solutions	$60.6	$61.1	$180.6	$165.3
Molding Technology Solutions	54.5	49.2	156.7	148.4
Batesville	25.2	29.8	102.9	126.7
Corporate	(14.6)	(13.9)	(47.5)	(41.9)
Less:
Interest income	(1.3)	(0.9)	(4.0)	(2.5)
Interest expense	17.5	19.0	52.7	59.7
Income tax expense	22.8	24.4	75.5	86.1
Depreciation and amortization	26.6	28.7	81.5	86.3
Business acquisition, disposition, and integration costs	9.7	6.4	21.2	25.2
Restructuring and restructuring-related charges	0.2	6.5	3.5	10.2
(Gain) loss on divestitures	—	(0.1)	3.1	(65.8)
Other, net	0.1	0.7	3.2	1.1
Consolidated net income	$50.1	$41.5	$156.0	$198.2

18.Restructuring

The following schedule details the restructuring charges by reportable operating segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$(0.3)	$(0.4)	$(0.7)	$5.3	$1.9	$7.2
Molding Technology Solutions	(0.1)	0.1	—	1.3	—	1.3
Batesville	—	—	—	—	0.2	0.2
Corporate	—	—	—	—	0.1	0.1
Total	$(0.4)	$(0.3)	$(0.7)	$6.6	$2.2	$8.8

	Nine Months Ended June 30, 2022			Nine Months Ended June 30, 2021
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$1.9	$(0.2)	$1.7	$6.1	$3.6	$9.7
Molding Technology Solutions	—	0.1	0.1	2.6	0.7	3.3
Batesville	—	—	—	—	0.5	0.5
Corporate	—	1.0	1.0	—	0.8	0.8
Total	$1.9	$0.9	$2.8	$8.7	$5.6	$14.3

The restructuring charges during the three and nine months ended June 30, 2022 and 2021, related primarily to severance costs. At June 30, 2022, $2.7 of restructuring costs were accrued and expected to be paid over the next twelve months.

Advanced Process Solutions

During fiscal 2021, the Company’s wholly-owned subsidiary Coperion GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facilities in Stuttgart and Weingarten, Germany, whereby certain operational functions will be shifted to the Company’s operations in Switzerland or to a third party provider (the “Plan”). As a result, the Company expects to incur severance and other related costs of approximately $11.0 to $12.0 and restructuring-related costs of $3.0 to $4.0 related to the Plan. Substantially all of these costs will result in future cash expenditures that are expected to be substantially paid by the end of calendar year 2022. As the employees are required to render service in order to receive termination benefits, the associated liability related to the Plan will be recognized ratably over the future service period. During the three and nine months ended June 30, 2022, the Company recognized $0.4 and $2.6 of expense, respectively, and these amounts were included within cost of goods sold and operating expenses in the Company’s Consolidated Statements of Operations. The total liability related to the Plan was $2.1 as of June 30, 2022, and is expected to be paid out over the next twelve months.

Molding Technology Solutions

The severance costs within the Molding Technology Solutions reportable operating segment during the three and nine months ended June 30, 2022 and 2021, were primarily related to the ongoing integration of Milacron.

19.Subsequent Events

Repurchases of Common Stock

Subsequent to June 30, 2022, the Company has repurchased approximately 291,000 shares of the Company’s common stock at a total cost of $11.9.

Proposed Acquisition of Herbold Meckesheim GmbH

On June 30, 2022, the Company entered into a definitive agreement to acquire Herbold Meckesheim GmbH (“Herbold”) for an enterprise value of approximately $83.1 (€79). Based in Meckesheim, Germany, Herbold is a leader in recycling systems, specializing in key process steps such as washing, separating, drying, shredding, and pulverizing. This transaction, which is expected to close during the fiscal fourth quarter of 2022, is subject to regulatory approval and other customary closing conditions.

Binding Offer to Acquire LINXIS Group SAS

On July 19, 2022, the Company signed a binding offer to acquire LINXIS Group SAS (“Linxis”) for an enterprise value of approximately $584.1 (€572). With a global footprint and corporate headquarters in Nantes, France, Linxis is a leading global provider of mixing, ingredient automation, and portioning solutions for food and other higher growth end markets. Upon completion of required works council consultations, the parties expect to enter into a definitive purchase agreement, with closing expected to occur before the end of calendar year 2022, subject to regulatory approvals.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Throughout this Quarterly Report on Form 10-Q, we make a number of “forward-looking statements” that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. As the words imply, these are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

Accordingly, in this Quarterly Report on Form 10-Q, we may say something like:

“We expect that future revenue associated with the Advanced Process Solutions and Molding Technology Solutions reportable operating segments will be influenced by order backlog.”

That is a forward-looking statement, as indicated by the word “expect” and by the clear meaning of the sentence.

Other words that could indicate we are making forward-looking statements include:

intend	believe	plan	expect	may	goal	would	project	position
become	pursue	estimate	will	forecast	continue	could	anticipate	remain
target	encourage	promise	improve	progress	potential	should	impact

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. This includes risks related to the Russian Federation’s invasion of Ukraine (referred to herein as the “Ukraine War”) and resulting geopolitical instability and uncertainty, which could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions, in addition to the potential effect of supply chain disruptions that could adversely affect profitability; risks related to the ongoing COVID-19 pandemic and the escalation thereof due to variant strains of the virus and the societal, governmental, and individual responses thereto, including supply chain disruptions, loss of contracts and/or customers, erosion of some customers’ credit quality, downgrades of the Company’s credit quality, closure or temporary interruption of the Company’s or suppliers’ manufacturing facilities, travel, shipping and logistical disruptions, and domestic and international general economic conditions, such as inflation, exchange rates and interest rates, loss of human capital or personnel, and general economic calamities, in addition to increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; competition for highly skilled and talented workers and labor shortages; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; a variety of risks related to our integration of Milacron Holdings Corp. (“Milacron”), including disruptions of current operations or difficulties in employee retention; risks relating to the proposed acquisition of LINXIS Group (“Linxis”) by the Company (the “Proposed Transaction”), including the ability to favorably complete the required works council consultation process or to satisfy the other closing conditions, the potential exercise of termination rights by either party, negative effects of the announcement or the consummation of the Proposed Transaction, financing or indebtedness matters, transaction costs, unknown liabilities, the possibility that the anticipated benefits from the Proposed Transaction cannot be realized by the Company in full or at all or may take longer to realize than expected, diversion of management’s attention from ongoing business operations, required contractual consents, litigation, the possibility that integration will be costlier or more difficult than expected, and the ability of Linxis or the

Company to retain or hire key personnel; risks surrounding the exploration of potential strategic alternatives for our Batesville business (the “Strategic Process”), including its duration and outcome, the possibility that any proposed transaction resulting from the Strategic Process is ultimately not consummated, potential adverse effects of the Strategic Process or its announcement on the market price of the Company’s common stock or on the ability of Batesville to develop and maintain relationships with its personnel and others with whom it does business, the potential diversion of Batesville’s management’s attention from ongoing business operations; the impact of the announcement of the Proposed Transaction or the Strategic Process on the ability of the Company to retain and hire key personnel; and other risks that we disclose from time to time. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 17, 2021, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. The forward-looking information in this Quarterly Report on Form 10-Q speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking statements.

EXECUTIVE OVERVIEW

Hillenbrand (www.Hillenbrand.com) is a global industrial company with multiple leading brands that serve a wide variety of industries around the world. Hillenbrand’s portfolio is composed of three reportable operating segments: Advanced Process Solutions, Molding Technology Solutions, and Batesville®. Advanced Process Solutions designs, develops, manufactures, and services highly engineered industrial equipment and systems around the world. Molding Technology Solutions is a global leader in highly engineered and customized equipment, systems, and service in plastic technology and processing. Batesville is a recognized leader in the death care industry in North America.

We strive to provide superior return for our shareholders, exceptional value for our customers, and great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (“HOM.”) The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results. The HOM describes our mission, vision, values, and mindset as leaders; applies our management practices in Strategy Management, Segmentation, Lean, Talent Development, and Acquisitions; and prescribes three steps (Understand, Focus, and Grow) designed to make our businesses both bigger and better. Our goal is to continue developing Hillenbrand as a world-class global industrial company through the deployment of the HOM.

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

During the three and nine months ended June 30, 2022 and 2021, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and consolidated financial position.

Ukraine War

As a result of the Ukraine War, various nations, including the United States (“U.S.”), have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. Any such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions.

We have suspended all new business in Russia and Belarus but may be contractually obligated to complete certain existing contracts, insofar as economic sanctions do not prevent us from doing so. The impacts of sanctions and other measures being imposed have not had a material impact to the consolidated results of operations. Russia, Belarus, and Ukraine do not constitute a material portion of our business; however, a significant escalation or expansion of the Ukraine War’s current scope and associated global economic disruption could have a negative effect on our cash flows and consolidated results of operations.

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

COVID-19 Impact

The COVID-19 pandemic has impacted and is continuing to impact Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve, sometimes rapidly, including through the resurgence of COVID-19 due to variant strains of the virus and related government actions. It is difficult to quantify the complete impact the pandemic had for the three and nine months ended June 30, 2022 and 2021, or will have for the remainder of fiscal 2022, but the actions being undertaken to reduce the severity and spread of COVID-19 are currently creating disruptions, and are likely to continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability and sufficiency of our supply chain. The recent surge of the Omicron variant in China, and China’s COVID-19 lockdowns that include mass testing, mandatory quarantines, and international travel bans, have at times closed, and could potentially in the future close, commerce in the Shanghai region and, if extended, could impact other areas where the Company has operations, suppliers, and sales. We cannot predict the extent or duration of any such measures or the associated impacts. While our inventory positions protect our ability to fulfill customer orders in the short term, a prolonged lockdown may unfavorably impact our ability to timely manufacture and distribute our products or negatively impact our supply chain and could also have a significant impact on the Company’s consolidated net revenue, consolidated results of operations, and cash flows during fiscal 2022 and beyond.

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

Supply Chain and Inflation

While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. However, we have experienced significant delays of certain raw materials and components, but we have largely been able to mitigate the impact on our consolidated results of operations. We continue to identify and qualify alternative sources to mitigate risk associated to single or sole source supply continuity, and we may choose to purchase certain materials in safety stock where we have supply chain continuity concerns. It remains possible that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during fiscal 2022 and beyond.

We also experienced material and supply chain inflation, including but not limited to higher transportation costs, during the three and nine months ended June 30, 2022, as further discussed in our Operations Review. Pricing actions and supply chain productivity initiatives have and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s consolidated results of operations, and cash flows during fiscal 2022 and beyond.

For additional information regarding labor, supply chain, and other risks, including those relating to the ongoing COVID-19 pandemic, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 17, 2021.

Strategic Alternatives for Batesville

On July 20, 2022, the Company announced its intention to explore strategic alternatives for the Batesville reportable operating segment. There can be no assurance that the process will result in any transaction or that any transaction, if pursued, will be consummated.

Proposed Acquisition of Herbold Meckesheim GmbH

On June 30, 2022, the Company entered into a definitive agreement to acquire Herbold Meckesheim GmbH (“Herbold”) for an enterprise value of approximately $83.1 (€79). Based in Meckesheim, Germany, Herbold is a leader in recycling systems, specializing in key process steps such as washing, separating, drying, shredding, and pulverizing. This transaction, which is expected to close during the fiscal fourth quarter of 2022, is subject to regulatory approval and other customary closing conditions.

Binding Offer to Acquire LINXIS Group SAS

On July 19, 2022, the Company signed a binding offer to acquire LINXIS Group SAS (“Linxis”) for an enterprise value of approximately $584.1 (€572). With a global footprint and corporate headquarters in Nantes, France, Linxis is a leading global provider of mixing, ingredient automation, and portioning solutions for food and other higher growth end markets. Upon completion of required works council consultations, the parties expect to enter into a definitive purchase agreement, with closing expected to occur before the end of calendar year 2022, subject to regulatory approvals.

Divestiture of Flow Control Businesses

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The divestiture included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet as of June 30, 2022.

As a result of the Red Valve divestiture, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The Company incurred $2.9 of transaction costs associated with the divestiture during the nine months ended June 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. Red Valve’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on December 31, 2020.

On March 10, 2021, the Company completed the divestiture of ABEL to IDEX Corporation in a transaction valued at $103.5. The divestiture included cash proceeds received at closing of $106.3, including working capital adjustments.

As a result of the ABEL divestiture, the Company recorded a pre-tax gain of $34.2, after post-closing adjustments, in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The related tax effect resulted in tax expense of $6.9 and was included within income tax expense in the Consolidated Statement of Operations during the nine months ended June 30, 2021. The Company incurred $3.9 of transaction costs associated with the divestiture during the nine months ended June 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. ABEL’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on March 10, 2021.

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
As a result of the TerraSource divestiture, the Company recorded a pre-tax loss of $3.1, after post-closing adjustments, in the Consolidated Statement of Operations during the nine months ended June 30, 2022. The Company incurred $0.4 of transaction costs associated with the divestiture during the nine months ended June 30, 2022, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021. Subsequent to the divestiture, the Company’s equity interest in Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2022, to the same periods in 2021.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable operating segments, as well as Corporate.  These results of operations are prepared in accordance with GAAP.

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

See page 42 for a reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2022, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 17, 2021.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$720.6	100.0	$695.1	100.0	$2,191.0	100.0	$2,109.9	100.0
Gross profit	231.3	32.1	225.9	32.5	711.9	32.5	716.0	33.9
Operating expenses	128.7	17.9	126.6	18.2	388.6	17.7	396.2	18.8
Amortization expense	13.4		14.1		40.8		41.8
(Gain) loss on divestitures	—		(0.1)		3.1		(65.8)
Interest expense	17.5		19.0		52.7		59.7
Other income (expense), net	1.2		(0.4)		4.8		0.2
Income tax expense	22.8		24.4		75.5		86.1
Net income attributable
to Hillenbrand	48.8		40.4		152.1		194.9

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net revenue increased $25.5 (4%), which included unfavorable foreign currency impact (5%).

•Advanced Process Solutions net revenue decreased $3.1 (1%), primarily driven by unfavorable foreign currency impact (8%) and the divestiture of TerraSource on October 22, 2021, partially offset by favorable pricing, an increase in large plastics system sales, and higher aftermarket parts and service revenue.

•Molding Technology Solutions net revenue increased $25.7 (11%), primarily driven by an increase in injection molding equipment sales, as well as favorable pricing, partially offset by unfavorable foreign currency impact (3%) and a decrease in hot runner equipment sales. The decrease in hot runner equipment sales was primarily due to China's COVID-19 lockdowns.

•Batesville net revenue increased $2.9 (2%), primarily due to an increase in average selling price driven by a commodity surcharge in 2022, mostly offset by a decrease in volume. Lower volume was driven by a decrease in burial casket sales primarily due to an estimated decrease in deaths and an estimated increased rate at which families opted for cremation.

Gross profit increased $5.4 (2%) and gross profit margin decreased 40 basis points to 32.1%. On an adjusted basis, which excluded restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, adjusted gross profit decreased $1.5 (1%), and adjusted gross profit margin decreased 140 basis points to 32.1%.

•Advanced Process Solutions gross profit increased $5.2 (5%), primarily due to favorable pricing, an increase in volume, a decrease in restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, and productivity improvements and synergies, partially offset by cost inflation and the divestiture of TerraSource. Foreign currency impact decreased gross profit by 8%. Gross profit margin improved 200 basis points to 35.4%, primarily due to favorable pricing, lower restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, and productivity improvements, partially offset by cost inflation.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($4.4 in 2021) and business acquisition, disposition, and integration costs ($1.0 in 2021). Excluding these charges, adjusted gross profit decreased $0.7 (1%) and adjusted gross profit margin improved 10 basis points to 35.4%.

•Molding Technology Solutions gross profit increased $5.4 (7%) primarily due to favorable pricing, an increase in volume, and productivity improvements and synergies, partially offset by cost inflation and unfavorable mix. Foreign currency impact decreased gross profit by 4%. Gross profit margin decreased 90 basis points to 30.1%, primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements, including synergies.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($1.3 in 2021). Excluding these charges, adjusted gross profit increased $4.2 (6%) and adjusted gross profit margin decreased 140 basis points to 30.1%.

•Batesville gross profit decreased $5.2 (11%) and gross profit margin decreased 440 basis points to 28.6%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, and wages and benefits, lower volume, and incremental costs driven by supply chain disruptions, partially offset by an increase in average selling price and productivity initiatives.

Operating expenses increased $2.1 (2%), primarily due to cost inflation, an increase in variable compensation, and an increase in strategic investments, partially offset by a decrease in business acquisition, disposition, and integration costs, the divestiture of TerraSource, and synergy savings. Foreign currency impact decreased operating expenses by 4%. Our operating expense-to-net-revenue ratio improved by 30 basis points to 17.9%.  Operating expenses included the following items:

	Three Months Ended June 30,
	2022	2021
Business acquisition, disposition, and integration costs	$9.6	$5.3
Restructuring and restructuring-related charges	0.2	0.8
On an adjusted basis, which excludes business acquisition, disposition, and integration costs, and restructuring and restructuring-related charges, operating expenses decreased $1.3 (1%). Adjusted operating expenses as a percentage of net revenue improved 80 basis points in fiscal 2022 to 16.5%.

Interest expense decreased $1.5 (8%), primarily due to a decrease in weighted average borrowings. See Note 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

Other income (expense), net increased $1.6, primarily due to an increase in interest income and other miscellaneous immaterial items, partially offset by an increase in foreign currency exchange losses.

The effective tax rate was 31.3% in 2022 compared to 37.0% in 2021. The decrease in the effective tax rate was primarily driven by a decrease in the recognition of net domestic taxes on foreign earnings and the unfavorable impact of German tax legislation in the prior period that did not repeat, partially offset by the revaluation of deferred tax balances as a result of foreign currency fluctuations.

The adjusted effective tax rate was 29.7% in 2022 compared to 30.4% in 2021. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•The impact of Milacron tax loss carryforwards on the net domestic taxes on foreign earnings ($0.4 expense in 2022 and $1.5 expense in 2021);
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.9 benefit in 2022 and $0.7 expense in 2021);
•Adjustments previously discussed within this section ($5.4 benefit in 2022 and $6.7 benefit in 2021).

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

Net revenue increased $81.1 (4%), which included unfavorable foreign currency impact (3%).

•Advanced Process Solutions net revenue increased $36.5 (4%), primarily due to an increase in large plastics systems sales, favorable pricing, and higher aftermarket parts and service revenue, partially offset by the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021. Foreign currency impact decreased net revenue by 5%.

•Molding Technology Solutions net revenue increased $33.7 (5%), primarily driven by an increase in injection molding equipment sales and favorable pricing, partially offset by lower aftermarket parts and service revenue. Foreign currency impact decreased net revenue by 2%.

•Batesville net revenue increased $10.9 (2%), primarily due to an increase in average selling price driven by a commodity surcharge in 2022, partially offset by a decrease in volume. Lower volume was driven by a decrease in burial casket sales primarily due to an estimated decrease in deaths and an estimated increased rate at which families opted for cremation.

Gross profit decreased $4.1 (1%), which included unfavorable foreign currency impact (3%). Gross profit margin decreased 140 basis points to 32.5%.  On an adjusted basis, which excluded restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, adjusted gross profit margin decreased 190 basis points to 32.6%.

•Advanced Process Solutions gross profit increased $9.4 (3%), primarily due to an increase in volume, favorable pricing, and productivity improvements and synergies, partially offset by cost inflation, the divestitures of Red Valve, ABEL, and TerraSource, and unfavorable mix. Foreign currency impact decreased gross profit by 5%. Gross profit margin decreased 30 basis points to 34.3% primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($2.2 in 2022 and $5.1 in 2021), and business acquisition, disposition, and integration costs ($0.2 in 2022 and $1.2 in 2021). Excluding these charges, adjusted gross profit increased $5.5 (2%) and adjusted gross profit margin decreased 80 basis points to 34.6%.

•Molding Technology Solutions gross profit increased $10.9 (5%), primarily due to favorable pricing, productivity improvements and synergies, and an increase in volume, partially offset by cost inflation and unfavorable mix. Foreign currency impact decreased gross profit by 2%. Gross profit margin improved 10 basis points to 31.0%, primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation and unfavorable mix.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($0.1 in 2022 and $2.7 in 2021). Excluding these charges, adjusted gross profit increased $7.3 (3%) and adjusted gross profit margin decreased 50 basis points to 31.0%.

•Batesville gross profit decreased $24.4 (14%) and gross profit margin decreased 590 basis points to 31.4%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, and wages and benefits, lower volume, and incremental costs driven by supply chain disruptions, partially offset by an increase in average selling price and productivity initiatives.

Operating expenses decreased $7.6 (2%), primarily due to the divestitures of Red Valve, ABEL and TerraSource, synergy savings, and a decrease in business acquisition, disposition, and integration costs, partially offset by cost inflation, an increase in strategic investments, and one-time costs including reserves against certain receivables. Foreign currency impact decreased operating expenses by 2%. Our operating expense-to-revenue ratio improved by 110 basis points to 17.7%.  Operating expenses included the following items:

	Nine Months Ended June 30,
	2022	2021
Business acquisition, disposition, and integration costs	$21.1	$24.0
Restructuring and restructuring-related charges	1.6	2.4
Other one-time costs	2.5	—

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and other one-time costs including reserves against certain receivables, operating expenses decreased $6.5 (2%). Adjusted operating expenses as a percentage of net revenue improved 90 basis points to 16.6%.

(Gain) loss on divestitures was a loss of $3.1 in the current year due to the loss realized on the divestiture of TerraSource and a gain of $65.8 in the prior year due to the gains realized on the divestitures of Red Valve and ABEL. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Interest expense decreased $7.0 (12%), primarily due to a decrease in weighted average borrowings. See Note 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

Other income (expense), net increased $4.6, primarily due to increases in interest income and gains on the sale of property, plant, and equipment, partially offset by an increase in foreign currency exchange losses.

The effective tax rate was 32.6% in 2022 compared to 30.3% in 2021. The increase in the effective tax rate was primarily driven by an unfavorable geographic mix of income, an unfavorable change in an estimate related to tax credits that had been recognized in the prior period, the impact of divestitures, and the revaluation of deferred tax balances as a result of foreign currency fluctuations, partially offset by a decrease in the recognition of net domestic taxes on foreign earnings and the unfavorable impact of German tax legislation in the prior period that did not repeat.

The adjusted effective tax rate was 29.5% in 2022 compared to 28.6% in 2021. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•The divestitures of TerraSource, ABEL and Red Valve ($0.7 expense in 2022 and $10.7 expense in 2021);
•The impact of Milacron tax loss carryforwards on net domestic taxes on foreign earnings ($2.3 expense in 2022 and $5.6 expense in 2021);
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.4 benefit in 2022 and $2.7 expense in 2021); and
•Adjustments previously discussed within this section ($16.0 benefit in 2022 and $19.0 benefit in 2021).

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$310.3	100.0	$313.4	100.0	$942.0	100.0	$905.5	100.0
Gross profit	110.0	35.4	104.8	33.4	323.1	34.3	313.7	34.6
Operating expenses	50.2	16.2	54.3	17.3	154.4	16.4	167.8	18.5
Amortization expense	4.4		4.9		13.4		14.7

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net revenue decreased $3.1 (1%) primarily driven by unfavorable foreign currency impact (8%) and the divestiture of TerraSource on October 22, 2021, partially offset by favorable pricing, an increase in large plastics system sales, and higher aftermarket parts and service revenue.

Order backlog decreased $149.4 (11%) from $1,378.0 on June 30, 2021, to $1,228.6 on June 30, 2022. The decrease in order backlog was primarily driven by unfavorable foreign currency impact (9%), the divestiture of TerraSource, and a decrease in orders for large plastics systems, partially offset by an increase in orders for screening and separating equipment. On a sequential basis, order backlog decreased $54.4 (4%) to $1,228.6 at June 30, 2022, down from $1,283.0 at March 31, 2022, primarily driven by foreign currency impact.

Gross profit increased $5.2 (5%) primarily due to favorable pricing, an increase in volume, a decrease in restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, and productivity improvements and synergies, partially offset by cost inflation and the divestiture of TerraSource. Foreign currency impact decreased gross profit by 8%. Gross profit margin improved 200 basis points to 35.4%, primarily due to favorable pricing, lower restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, and productivity improvements, partially offset by cost inflation.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($4.4 in 2021) and business acquisition, disposition, and integration costs ($1.0 in 2021). Excluding these charges, adjusted gross profit decreased $0.7 (1%) and adjusted gross profit margin improved 10 basis points to 35.4%.

Operating expenses decreased $4.1 (8%) primarily due to favorable foreign currency impact (6%) and the divestiture of TerraSource, partially offset by cost inflation and an increase in variable compensation. Operating expenses as a percentage of net revenue improved 110 basis points to 16.2%.

Operating expenses included restructuring and restructuring-related charges ($0.6 in 2021) and business acquisition, disposition, and integration costs ($1.3 in 2021). Excluding these items, adjusted operating expenses decreased $2.0 (4%) and adjusted operating expenses as a percentage of net revenue improved 50 basis points to 16.2%.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

Net revenue increased $36.5 (4%), primarily due to an increase in large plastics systems sales, favorable pricing, and higher aftermarket parts and service revenue, partially offset by the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021. Foreign currency impact decreased net revenue by 5%.

Gross profit increased $9.4 (3%), primarily due to an increase in volume, favorable pricing, and productivity improvements and synergies, partially offset by cost inflation, the divestitures of Red Valve, ABEL, and TerraSource, and unfavorable mix. Foreign currency impact decreased gross profit by 5%. Gross profit margin decreased 30 basis points to 34.3%, primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges ($2.2 in 2022 and $5.1 in 2021), business acquisition, disposition, and integration costs ($0.2 in 2022 and $1.2 in 2021). Excluding these charges, adjusted gross profit increased $5.5 (2%) and adjusted gross profit margin decreased 80 basis points to 34.6%.

Operating expenses decreased $13.4 (8%), primarily due to the divestitures of Red Valve, ABEL, and TerraSource, a decrease in business acquisition, disposition, and integration costs, synergy savings from restructuring actions, and a decrease in restructuring and restructuring-related charges, partially offset by cost inflation and an increase in strategic investments. Foreign currency impact decreased operating expenses by 4%. Operating expenses as a percentage of net revenue improved 210 basis points to 16.4%.

Operating expenses included other one-time costs including reserves against certain receivables ($2.4 in 2022), restructuring and restructuring-related charges ($0.2 in 2022 and $2.1 in 2021), and business acquisition, disposition, and integration costs ($3.1 in 2021). Excluding these items, adjusted operating expenses decreased $11.1 (7%) and adjusted operating expenses as a percentage of net revenue improved 190 basis points to 16.1%.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$269.5	100.0	$243.8	100.0	$769.4	100.0	$735.7	100.0
Gross profit	81.0	30.1	75.6	31.0	238.4	31.0	227.5	30.9
Operating expenses	37.5	13.9	35.8	14.7	112.1	14.6	108.3	14.7
Amortization expense	9.0		9.2		27.4		27.1

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net revenue increased $25.7 (11%), primarily driven by an increase in injection molding equipment sales, as well as favorable pricing, partially offset by unfavorable foreign currency impact (3%) and a decrease in hot runner equipment sales. The decrease in hot runner equipment sales was primarily due to China's COVID-19 lockdowns.

Order backlog increased $32.3 (8%) from $387.9 on June 30, 2021, to $420.2 on June 30, 2022. The increase in order backlog was primarily driven by the injection molding, extrusion, and hot runner equipment product lines. Foreign currency impact decreased order backlog by 2%. On a sequential basis, order backlog increased $2.7 (1%) to $420.2 at June 30, 2022, up from $417.5 at March 31, 2022. The increase in order backlog was primarily driven by the extrusion product line.

Gross profit increased $5.4 (7%) primarily due to favorable pricing, an increase in volume, and productivity improvements and synergies, partially offset by cost inflation and unfavorable mix. Foreign currency impact decreased gross profit by 4%. Gross profit margin decreased 90 basis points to 30.1%, primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements, including synergies.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($1.3 in 2021). Excluding these charges, adjusted gross profit increased $4.2 (6%) and adjusted gross profit margin decreased 140 basis points to 30.1%.

Operating expenses increased $1.7 (5%), primarily due to an increase in variable compensation, strategic investments, and cost inflation, partially offset by synergy savings. Foreign currency impact decreased operating expenses by 3%. Operating expense as a percentage of net revenue improved 80 basis points to 13.9%.

Operating expenses included business acquisition, disposition, and integration costs ($0.6 in 2022). Excluding these charges, adjusted operating expenses increased $1.1 (3%) and adjusted operating expenses as a percentage of net revenue improved 90 basis points to 13.7%.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

Net revenue increased $33.7 (5%), primarily driven by an increase in injection molding equipment sales and favorable pricing, partially offset by lower aftermarket parts and service revenue. Foreign currency impact decreased net revenue by 2%.

Gross profit increased $10.9 (5%), primarily due to favorable pricing, productivity improvements and synergies, and an increase in volume, partially offset by cost inflation and unfavorable mix. Foreign currency impact decreased gross profit by 2%. Gross profit margin improved 10 basis points 31.0%, primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation and unfavorable mix.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($0.1 in 2022 and $2.7 in 2021). Excluding these charges, adjusted gross profit increased $7.3 (3%) and adjusted gross profit margin decreased 50 basis points to 31.0%.

Operating expenses increased $3.8 (4%), primarily due to cost inflation and strategic investments, partially offset by synergies and savings from restructuring actions. Foreign currency impact decreased operating expenses by 2%. Operating expense as a percentage of net revenue improved 10 basis points to 14.6%.

Operating expenses included business acquisition, disposition, and integration costs ($1.3 in 2022 and $0.6 in 2021) (including severance costs related to the Milacron integration). Excluding these items, adjusted operating expenses as a percentage of net revenue improved 30 basis points to 14.3%.

OPERATIONS REVIEW — BATESVILLE

	Three Months Ended June 30,				Nine Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$140.8	100.0	$137.9	100.0	$479.6	100.0	$468.7	100.0
Gross profit	40.3	28.6	45.5	33.0	150.4	31.4	174.8	37.3
Operating expenses	17.0	12.1	18.0	13.1	52.4	10.9	55.2	11.8

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net revenue increased $2.9 (2%), primarily due to an increase in average selling price driven by a commodity surcharge in 2022, mostly offset by a decrease in volume. Lower volume was driven by a decrease in burial casket sales primarily due to an estimated decrease in deaths and an estimated increased rate at which families opted for cremation.

Gross profit decreased $5.2 (11%) and gross profit margin decreased 440 basis points to 28.6%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, and wages and benefits, lower volume, and incremental costs driven by supply chain disruptions, partially offset by an increase in average selling price and productivity initiatives.

Operating expenses decreased $1.0 (6%) to $17.0 primarily due to cost containment actions, partially offset by an increase in variable compensation. Operating expenses as a percentage of net revenue improved 100 basis points to 12.1%.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

Net revenue increased $10.9 (2%), primarily due to an increase in average selling price driven by a commodity surcharge in 2022, partially offset by a decrease in volume. Lower volume was driven by a decrease in burial casket sales primarily due to an estimated decrease in deaths and an estimated increased rate at which families opted for cremation.

Gross profit decreased $24.4 (14%) and gross profit margin decreased 590 basis points to 31.4%.  The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, and wages and benefits, lower volume, and incremental costs driven by supply chain disruptions, partially offset by an increase in average selling price and productivity initiatives.

Operating expenses decreased $2.8 (5%) to $52.4 primarily due to cost containment actions and a decrease in variable compensation, partially offset by inflation. Operating expenses as a percentage of net revenue improved 90 basis points to 10.9%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$14.7	2.0	$14.6	2.1	$48.9	2.2	$45.2	2.1
Business acquisition, disposition, and integration costs	9.3	1.3	3.9	0.6	19.8	0.9	19.7	1.0
Restructuring and restructuring-related charges	—	—	—	—	1.0	—	—	—
Operating expenses	$24.0	3.3	$18.5	2.7	$69.7	3.2	$64.9	3.1

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Operating expenses increased $5.5 (30%), primarily due to an increase in business acquisition, disposition, and integration costs. These expenses as a percentage of net revenue were 3.3%, an increase of 60 basis points from the prior year.

Core operating expenses remained approximately flat.  These expenses as a percentage of net revenue were 2.0%, an improvement of 10 basis points from the prior year.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

Operating expenses increased $4.8 (7%), primarily due to increase in strategic investments and restructuring and restructuring-related charges, partially offset by a decrease in variable compensation. These expenses as a percentage of net revenue were 3.2%, an increase of 10 basis points from the prior year.

Core operating expenses increased $3.7 (8%), primarily due to an increase in strategic investments, partially offset by a decrease in variable compensation. These expenses as a percentage of net revenue were 2.2%, an increase of 10 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Consolidated net income	$50.1	$41.5	$156.0	$198.2
Interest income	(1.3)	(0.9)	(4.0)	(2.5)
Interest expense	17.5	19.0	52.7	59.7
Income tax expense	22.8	24.4	75.5	86.1
Depreciation and amortization	26.6	28.7	81.5	86.3
EBITDA	115.7	112.7	361.7	427.8
Business acquisition, disposition, and integration costs (1)	9.7	6.4	21.2	25.2
Restructuring and restructuring-related charges (2)	0.2	6.5	3.5	10.2
(Gain) loss on divestitures (3)	—	(0.1)	3.1	(65.8)
Other (4)	0.1	0.7	3.2	1.1
Adjusted EBITDA	$125.7	$126.2	$392.7	$398.5

(1)Business acquisition, disposition, and integration costs during the three and nine months ended June 30, 2022, primarily included professional fees related to acquisitions and professional fees and employee-related costs attributable to the integration of Milacron and divestiture of TerraSource. Business acquisition, disposition, and integration costs during the three and nine months ended June 30, 2021, primarily included professional fees and employee-related costs attributable to the integration of Milacron and divestitures of Red Valve and ABEL.
(2)Restructuring and restructuring-related charges primarily included severance costs, unrelated to the integration of Milacron, during the three and nine months ended June 30, 2022 and 2021.
(3)The amount during the nine months ended June 30, 2022 represents the loss on divestiture of TerraSource. The amount during the nine months ended June 30, 2021 represent the gains on the divestitures of ABEL and Red Valve. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(4)Includes other individually immaterial one-time costs, including reserves against certain receivables during the three and nine months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Consolidated net income increased $8.6 (21%) for the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily driven by favorable pricing and productivity improvements, an increase in demand for equipment within the Molding Technology Solutions and Advanced Process Solutions reportable operating segments, and a decrease in restructuring and restructuring-related charges. This increase in consolidated net income was partially offset by cost inflation, unfavorable mix, and a decrease in volume at the Batesville reportable operating segment. Foreign currency impact decreased consolidated net income by $4.8.

Consolidated adjusted EBITDA decreased $0.5 (0.4%) for the three months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily driven by cost inflation, unfavorable mix, and a decrease in volume at the Batesville reportable operating segment, partially offset by favorable pricing and productivity improvements, and an increase in demand for equipment within the Molding Technology Solutions and Advanced Process Solutions reportable operating segments. Foreign currency impact decreased adjusted EBITDA by $7.3.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

Consolidated net income decreased $42.2 (21%) for the nine months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily driven by cost inflation, the gain on the divestitures of Red Valve and ABEL in 2021, and a decrease in volume at the Batesville reportable operating segment, partially offset by favorable pricing and productivity improvements, and an increase in demand for equipment within the Advanced Process Solutions reportable operating segment. Foreign currency impact decreased consolidated net income by $7.8.

Consolidated adjusted EBITDA decreased $5.8 (2%) for the nine months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily driven by cost inflation and a decrease in volume at the Batesville reportable operating segment, partially offset by favorable pricing and productivity improvements, and an increase in demand for equipment within the Advanced Process Solutions reportable operating segment. Foreign currency impact decreased adjusted EBITDA by $12.7.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first nine months of 2022 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of June 30, 2022, we had $1,184.6 of borrowing capacity under the Credit Agreement, of which $933.3 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $15.4 for outstanding letters of credit issued under the Credit Agreement. The Company may request an increase of up to $600 in the total borrowing capacity under the Credit Agreement, subject to approval of the lenders.

In the normal course of business, operating companies within the Advanced Process Solutions and Molding Technology Solutions reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of June 30, 2022, we had guarantee arrangements totaling $387.7, under which $229.4 was used for guarantees. These arrangements include the L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €100, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of June 30, 2022, we had a transition tax liability of $16.9 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $243.4 at June 30, 2022. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

COVID-19

As discussed in the Executive Overview section above, the Company has taken actions aimed to safeguard its capital position in the ongoing COVID-19 pandemic. We believe the Company has sufficient liquidity to operate in the current business environment. The challenges posed by the ongoing COVID-19 pandemic on our businesses continue to evolve rapidly and are likely to evolve further as the COVID-19 pandemic continues and vaccine rollouts continue around the world. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and any of the variant strains of the virus, and we plan to take necessary steps to manage through such developments.

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

Leverage update

The Company’s net leverage (defined as debt, net of cash, to adjusted EBITDA) at June 30, 2022 was 1.7x. Given the strength of the Company’s Consolidated Balance Sheet and with leverage within our targeted range, the Company has resumed strategic acquisitions and opportunistic share repurchases in support of its capital structure objectives.

Other activities

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $16.9 recorded as of June 30, 2022. The transition tax liability is expected to be paid over the next four years.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program authorized on December 7, 2018. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. As of June 30, 2022, we repurchased approximately 3,229,000 shares under the existing authorization by the Board of Directors for approximately $138.1 in the aggregate. We had $161.9 remaining for share repurchases under the existing authorization at June 30, 2022. During the first quarter of 2022, we repurchased approximately 624,000 shares for $28.9 under our prior share repurchase program before its termination and replacement. All such shares were classified as treasury stock.

Our anticipated contribution to our defined benefit pension plans in fiscal 2022 is $10.9, of which $6.9 was made during the nine months ended June 30, 2022. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.2 based on our outstanding common stock at June 30, 2022. We increased our quarterly dividend in 2022 to $0.2175 per common share from $0.2150 per common share paid in 2021.

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

Cash Flows

	Nine Months Ended June 30,
	2022	2021
Cash flows provided by (used in):
Operating activities	$94.3	$442.7
Investing activities	(48.2)	144.1
Financing activities	(201.3)	(431.6)
Effect of exchange rates on cash and cash equivalents	(10.2)	10.7
Net cash flows	$(165.4)	$165.9

Operating Activities

Operating activities provided $94.3 of cash during the nine months ended June 30, 2022, and provided $442.7 of cash during the nine months ended June 30, 2021, a $348.4 (79%) decrease.  The decrease in operating cash flow was primarily due to unfavorable timing of working capital requirements.

Working capital requirements for the Advanced Process Solutions and Molding Technology Solutions reportable operating segments fluctuate and may continue to fluctuate in the future due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $192.3 decrease in net cash flows from investing activities during the nine months ended June 30, 2022, was primarily due to proceeds received of $165.8 from the divestitures of Red Valve and ABEL in fiscal 2021, an increase in capital expenditures, and the acquisition of Gabler for $12.9 in 2022. See Note 4 included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details on the divestitures.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity and share repurchases.  Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Cash used in financing activities during the nine months ended June 30, 2022 was $201.3, including $167.0 of common stock repurchases.  Cash used in financing activities for the nine months ended June 30, 2021 was $431.6, including $338.8 of debt repayments, net of proceeds.

We returned $47.0 to shareholders during the nine months ended June 30, 2022 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2022 to $0.2175 per common share from $0.2150 per common share paid during fiscal 2021.

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

	June 30, 2022	September 30, 2021
Combined Balance Sheets Information:
Current assets (1)	$1,430.4	$1,311.6
Non-current assets	4,833.6	5,692.1
Current liabilities	657.1	581.8
Non-current liabilities	1,290.8	1,303.9

	Nine Months Ended June 30, 2022	Year Ended September 30, 2021
Combined Statements of Operations Information:
Net revenue (2)	$776.4	$999.0
Gross profit	264.4	374.2
Net income attributable to Obligors	290.5	557.6

(1) Current assets include intercompany receivables from non-guarantors of $682.2 as of June 30, 2022 and $596.8 as of September 30, 2021.
(2) Net revenue includes intercompany sales with non-guarantors of $23.6 as of June 30, 2022 and $35.8 as of September 30, 2021.

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

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 17, 2021, and the additional risk factors below. As described herein, the Ukraine War and the proposed acquisition of Linxis may adversely affect our business and financial results and may also have the effect of heightening other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2021.

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
•Direct and/or indirect impacts of gas shortages or the increase of fuel prices could negatively impact our business.

Given the evolving nature of the Ukraine War, the related sanctions, potential governmental actions and economic impact, such potential effects remain uncertain. While we may experience negative impacts on our business, financial condition and results of operations, we are unable to predict the ultimate extent or nature of these impacts at this time.

The proposed acquisition of Linxis is subject to closing conditions, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed. Failure to complete the proposed transaction could have material adverse effects on us.

The completion of the proposed acquisition of Linxis is subject to a number of conditions, including, among others, the completion of required works council consultations and the receipt of certain regulatory approvals, which make the completion and timing of the proposed transaction uncertain. Also, either we or Linxis may generally terminate the transaction if it has not been consummated by December 31, 2022.

If the proposed transaction is not completed, our businesses may be adversely affected and, without realizing any of the benefits of having completed the proposed transaction, we will be subject to a number of risks, including the following:

•The market price of our common stock could decline.
•We cannot be certain that we could find an acquisition as attractive as the proposed Linxis acquisition.
•Time and resources committed by our management to matters relating to the proposed transaction could otherwise have been devoted to pursuing other beneficial opportunities.
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

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Dollar Amount that May Yet be Purchased Under Program

April (April 1-30)	523,625	$44.70	523,625	$250.0
May (May 1-31)	1,185,987	42.16	1,185,987	200.0
June (June 1-30)	936,800	40.69	936,800	161.9
Total	2,646,412	$42.14	2,646,412	161.9

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program authorized on December 7, 2018. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. As of June 30, 2022, we repurchased approximately 3,229,000 shares under the existing authorization by the Board of Directors for approximately $138.1 in the aggregate. We had $161.9 remaining for share repurchases under the existing authorization at June 30, 2022. During the first quarter of 2022, we repurchased approximately 624,000 shares for $28.9 under our prior share repurchase program before its termination and replacement. All such shares were classified as treasury stock.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2	Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of May 5, 2022 (Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed May 9, 2022)
Exhibit 10.1
Fourth Amended and Restated Credit Agreement, dated as of June 8, 2022, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, National Association and Wells Fargo Bank, National Association as co-syndication agents, and Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, BMO Harris Bank N.A., Sumitomo Mitsui Banking Corporation, Truist Bank and Bank of America, N.A., as co-documentation agents (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 13, 2022)

Exhibit 10.2
Amendment No. 8 to Private Shelf Agreement, dated June 9, 2022, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 13, 2022)

Exhibit 10.3
Syndicated L/G Facility Agreement, dated June 21, 2022, between Hillenbrand, Inc. and certain of its subsidiaries, Commerzbank Aktiengesellschaft, as coordinator, mandated lead arranger, and bookrunner, the other financial institutions party thereto as lenders and issuing banks, and Commerzbank Finance & Covered Bond S.A., as agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2022)

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

HILLENBRAND, INC.

Date: August 3, 2022	BY:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

Date: August 3, 2022		/s/ Megan A. Walke
Megan A. Walke
Vice President and Chief Accounting Officer