Form 10-K
period 2022-09-30
Hillenbrand, Inc.
filed 2022-11-16
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of capital stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2022 was $3,171,343,985.  As of November 10, 2022, 68,880,011 shares of common stock were outstanding.
Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The proxy statement will be filed no later than January 13, 2023.

(monetary amounts in millions, except per share data)

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Throughout this Form 10-K, we make a number of “forward-looking statements,” including statements regarding the exploration of potential strategic alternatives for our Batesville reportable operating segment (the “Strategic Process”), that are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. As the words imply, these are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

Accordingly, in this Form 10-K, we may say something like,

“We expect that future net revenue associated with Advanced Process Solutions and Molding Technology Solutions reportable operating segments will be influenced by order backlog.”

That is a forward-looking statement, as indicated by the word “expect” and by the clear meaning of the sentence.

Other words that could indicate we are making forward-looking statements include the following:

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the financial markets; the impact of contagious diseases such as the COVID-19 pandemic and the escalation thereof due to variant strains of the virus and the societal, governmental, and individual responses thereto, including supply chain disruption, loss of contracts and/or customers, erosion of some customers’ credit quality, downgrades of the Company’s credit quality, closure or temporary interruption of the Company’s or its suppliers’ manufacturing facilities, travel, shipping and logistical disruptions, domestic and international general economic conditions, such as inflation, exchange rates and interest rates, loss of human capital or personnel, and general economic calamities; risks related to the Russian Federation’s invasion of Ukraine (referred to herein as the “Ukraine War”) and resulting geopolitical instability and uncertainty, which could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions, in addition to the potential effect of supply chain disruptions that could adversely affect profitability; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; negative effects of the Linxis Group SAS (“Linxis”) acquisition or other acquisitions on the Company’s business, financial condition, results of operations and financial performance (including the ability of the Company to maintain relationships with its customers, suppliers and others with whom it does business); the possibility that the anticipated benefits from the Linxis acquisition and other acquisitions cannot be realized by the Company in full or at all or may take longer to realize than expected; risks that the integrations of Linxis or other acquired businesses disrupt current operations or pose potential difficulties in employee retention or otherwise affect financial or operating results; the duration and outcome of the Strategic Process; the possibility that a transaction or proposed transaction resulting from the Strategic Process (a “Batesville Transaction”), if any, is ultimately not consummated; potential adverse effects of the announcement or results of the Strategic

Process or a Batesville Transaction, if any, on the market price of the Company’s common stock, or on the ability of Batesville to develop and maintain relationships with its personnel and customers, suppliers and others with whom it does business or otherwise on the Company’s business, financial condition, results of operations and financial performance; risks related to diversion of Batesville management’s attention from Batesville’s ongoing business operations due to the Strategic Process; the impact of the Strategic Process on the ability of the Company to retain and hire key personnel for the Batesville business; increasing competition for highly skilled and talented workers as well as labor shortages; our level of international sales and operations; the impact of incurring significant amounts of indebtedness and any inability of the Company to respond to changes in its business or make future desirable acquisitions; the ability of the Company to comply with financial or other covenants in debt agreements; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or disposition, including potential synergies and cost savings or the failure of the Company or any acquired company to achieve its plans and objectives generally; impairment charges to goodwill and other identifiable intangible assets; competition in the industries in which we operate, including on price; impacts of decreases in demand or changes in technological advances, laws, or regulation on the revenues that we derive from the plastics industry; our reliance upon employees, agents, and business partners to comply with laws in many countries and jurisdictions; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; continued fluctuations in mortality rates and increased cremations; the dependence of our business units on relationships with several large customers and providers; competition faced by our Batesville business from non-traditional sources; the impact to the Company’s effective tax rate of changes in the mix of earnings or tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits and governmental proceedings related to operations; uncertainty in the United States political and regulatory environment or global trade policy; adverse foreign currency fluctuations; labor disruptions; and the effect of certain provisions of the Company’s governing documents and Indiana law that could decrease the trading price of the Company’s common stock.

There can be no assurance that the Strategic Process will result in a Batesville Transaction or that any Batesville Transaction or other transaction described above, if pursued, will be consummated on terms our investors view as favorable or at all. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K. The forward-looking information in this report speaks only as of the date hereof, and we assume no obligation to update or revise any forward-looking information.

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

GENERAL
Hillenbrand (www.Hillenbrand.com) is a global industrial company operating in over 40 countries with multiple leading brands that serve a wide variety of industries around the world. Guided by its Purpose, Shape What Matters For Tomorrow™, Hillenbrand pursues excellence, collaboration, and innovation to shape solutions that best serve our people, our customers, and our communities. Customers choose Hillenbrand due to its reputation for designing, manufacturing, and servicing highly engineered, mission-critical equipment and solutions that meet their unique product specifications.

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

Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries unless context otherwise requires. Although Hillenbrand has been a publicly traded company since 2008, the brands owned by Hillenbrand have been in operation for many decades.

The Molding Technology Solutions reportable operating segment and the Advanced Process Solutions reportable operating segment have complementary product lines with excellent positions across the plastics value chain. This provides the opportunity to leverage and combine our shared technologies and capabilities to create innovative solutions that will have a positive impact for our customers around the world and provide new profitable growth opportunities for Hillenbrand in areas such as biodegradable plastics and recycling. We have an outstanding global footprint, which we expect to leverage to accelerate geographic and aftermarket growth. We believe our combined scale and purchasing power will generate procurement savings across the entire enterprise. Our complementary business process capabilities enable us to implement best practices across key functional areas to improve both our efficiency and effectiveness. Finally, the Hillenbrand Operating Model (“HOM”) provides a clear methodology and set of tools to improve our businesses.

On July 20, 2022, the Company announced its intention to explore strategic alternatives for the Batesville reportable operating segment. There can be no assurance that the Strategic Process will result in a Batesville Transaction or that any Batesville Transaction, if pursued, will be consummated on terms our investors view as favorable or at all. The Company does not intend to provide any additional information on the review of strategic alternatives for Batesville unless or until the process is completed or terminated.

Divestitures

On March 30, 2020, the Company completed the divestiture of its Cimcool business (“Cimcool”), which represented the former Fluid Technologies reportable segment of Milacron before its acquisition by the Company. The results of operations and cash flows of the Company include Cimcool from November 21, 2019 through March 30, 2020.

On December 31, 2020, the Company completed the divestiture of Red Valve Company, Inc. (“Red Valve”). The results of operations and cash flows of the Company include Red Valve through December 31, 2020.

On March 10, 2021, the Company completed the divestiture of ABEL GmbH (“ABEL”). The results of operations and cash flows of the Company include ABEL through March 10, 2021.

On October 22, 2021, the Company completed the divestiture of TerraSource Global (“TerraSource”). The results of operations and cash flows of the Company include TerraSource through October 22, 2021.

For further information, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Acquisitions

On June 30, 2022, the Company completed the acquisition of Gabler Engineering GmbH and affiliate (“Gabler”). On August 31, 2022, the Company completed the acquisition of Herbold Meckesheim GmbH (“Herbold”). Both Gabler and Herbold are now included in our Advanced Process Systems reportable operating segment.

Fiscal 2023 acquisitions

On October 6, 2022, the Company completed the acquisition of LINXIS Group SAS (“Linxis”) from IBERIS INTERNATIONAL S.À R.L, an affiliate of IK Partners, and additional sellers (“Sellers”). As a result of the acquisition, the Company acquired from the Sellers all of the issued and outstanding securities of Linxis, and Linxis became a wholly owned subsidiary of the Company for total aggregate consideration of $590.8 (€596.2) in cash, reflecting an enterprise value of approximately $566.8 (€572.0) plus cash acquired at closing, subject to post-closing adjustments. We utilized borrowings, subsequent to September 30, 2022, under our Facility (defined below) to fund this acquisition.

Linxis has six leading brands – Bakon, Diosna, Shaffer, Shick Esteve, Unifiller, and VMI – that serve customers in over 100 countries. With a global manufacturing, sales and service footprint, Linxis specializes in design, manufacturing, and service of dosing, kneading, mixing, granulating, drying and coating technologies that are complementary to the equipment and solutions offered under Hillenbrand's Coperion brand. Linxis will be included in our Advanced Process Solutions reportable operating segment.

On November 3, 2022, the Company signed a definitive agreement to acquire from Illinois Tool Works Inc. its Peerless Food Equipment division (“Peerless”), a premier supplier of industrial food processing equipment, for a purchase price of $59.0, subject to customary post-closing adjustments. Headquartered in Sidney, Ohio, Peerless is highly complementary to certain

Linxis brands. This transaction is expected to close during the fiscal first quarter of 2023. Peerless will be included in our Advanced Process Solutions reportable operating segment.

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

Our strategy is to leverage our historically strong financial foundation and the implementation of the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow, and then reinvest available cash in new growth initiatives focused on building platforms with leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

In fiscal 2021, we began integrating sustainability with the HOM. We believe sustainability to be a source of value creation that must be aligned with the core strategy of the Company. We expect to continue developing this part of our strategy as we grow in our sustainability practice. Among other things, we believe climate change will require meaningful action on a global scale, and we expect that further developing our understanding of our energy consumption and emissions will be an important part of examining the challenges posed by climate change. To date, our costs relating to addressing climate change have not been material.

Human Capital Resources

Purpose and Core Values

Our employees shape Hillenbrand’s success. They are the designers, engineers, manufacturers, makers, and shapers that bring our leading products and brands to life. Collectively, Hillenbrand plays a unique part in the development of a sustainable future, providing solutions to a wide variety of customers who manufacture what the world needs to thrive today, and partnering with them to develop new solutions for the needs of the future.

Our Purpose, Shape What Matters for Tomorrow™, reflects our unique position as industry leaders, creating innovative solutions and end products that impact how people live, work, play, travel, eat, and heal.

Our employees play a vital role in bringing our Purpose to life and are the life blood of a culture centered around our key unified Core Values: Win As One, Partner With Possibility, Make It Matter, and Drive to Deliver. Living these values empowers us to better serve one another, our communities, and our customers while we continue to pursue exceptional performance and long-term shareholder value.

Workplace Demographics

Hillenbrand is committed to the growth of our employees by developing talent and building a growth-minded culture. We believe our employees give us the strength and skills to compete, and we must in turn help our employees reach their potential. We continue to use our talent cycle process and supporting tools to guide our employee experience. The COVID-19 pandemic presented an opportunity to adapt our practices to match new expectations from current and future employees and meet the evolving dynamics of our business.

At September 30, 2022, we had approximately 11,000 employees worldwide. Approximately 3,800 employees were located within the United States (“U.S.”) and 7,200 employees were located outside of the U.S., primarily throughout Europe and Asia. Approximately 66% of our workforce within the U.S. is composed of manufacturing direct labor, and the remaining population includes all other selling, general, and administrative professional employees.

Approximately 3,200 employees globally work under collective bargaining agreements and works councils. Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions and works councils representing those employees. As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our Core Values and operating philosophy. In 2022, with both our people and our Core Values in mind, we expanded our focus to driving standardization of health and safety measures across our operations. Our Health & Safety Council (“Council”), which is composed of Environment, Health & Safety representatives from across the enterprise, leads our safety strategy and provides a forum for collaboration and data collection. The Council captures historic and ongoing safety data from our facilities, which is incorporated into our annual Sustainability Report. We have made a variety of safety improvements, including implementing a Global Health & Safety Policy which standardizes and implements enterprise-wide health and safety procedures and reinforces Hillenbrand’s commitment to providing a safe work environment. We track safety Company-wide, and all our sites, excluding our recent acquisitions Gabler, Herbold, and Linxis, report on Recordable Incident Rates.

Our operating companies manufactured products deemed essential during the COVID-19 pandemic, including those in health and safety, food and agriculture, as well as in the energy sector. We successfully continued operations during the pandemic through investments in creating a physically safe and healthy work environment for our employees.

Talent

Talent is one of the pillars of the HOM, and succession planning for critical roles is a cornerstone of our talent program. Our key talent philosophy is to develop talent from within and supplement with external hires. This approach has yielded a deep understanding among our employee base of our products and our customers, while encouraging new employees to bring new ideas in support of our continuous improvement mindset. We believe that our relatively long average employee tenure across the globe — 10 years as of the end of the fiscal year 2022 — reflects the high engagement and dedication of our employees. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented employees, and we encourage employee referrals for open positions.

Once employees are hired, development plans are created and monitored for critical roles to ensure progress is made along established timelines. Development plans also intersect with our mission, helping us increase our commitment to serve the needs of the local communities in which we operate, while simultaneously providing leadership development opportunities for our employees. Effectively managing employee performance and linking pay to performance management is a critical part to our approach.

Diversity, Equity and Inclusion

We are committed to strengthening our culture through formalizing our diversity, equity, and inclusion (“DEI”) efforts. As part of that commitment, we officially launched our DEI Roadmap in 2021, which includes a clear focus on actions to attract and retain diverse talent. Our DEI initiatives support our goal that everyone throughout the Company is engaged in creating an inclusive workplace, and we continue to work on increasing workforce diversity. Specifically, our Compensation Committee has added the creation and execution of DEI business plans to our executive management team’s collective performance goal relating to diverse talent pools. The Company’s commitment to diversity is also embodied by our Board of Directors, as our Corporate Governance Standards specify that members of the Board will be diverse in terms of gender and of race and ethnicity, as well as other characteristics, including background, perspective, knowledge, skills and experience.

We believe that DEI is a journey that evolves with additional learning, transparency, data, and cultural adoption. In 2022, we continued this journey through the following:

•In an open letter to global stakeholders, Hillenbrand President and CEO Kim Ryan publicly expressed her commitment to embedding DEI in our internal operations, in our external business activities, and among our many partners and stakeholders. This commitment included the formation of a DEI Executive Steering Committee, an Inclusion at Hillenbrand Council, and the formation of Business Resource Groups (BRGs).
•Developed a global DEI policy that reinforces our mission to embed DEI in our way of doing business and that outlines our expectations for leaders and all employees to uphold as part of our organization. The policy also provides information about how we govern and report DEI progress to our internal and external stakeholders.
•Established our first five BRGs, which are led by employee volunteers and are important resources to foster cross-company connections, encourage belonging and champion employee voices.
•Strengthened internal measurement and external reporting, such as participating in Bloomberg Gender Equality Index.
•Drove leadership accountability by incorporating our new Core Values into our performance management process, reflecting inclusion as a key behavior and expectation of our senior leaders.

•Established a Supplier Diversity Policy to embed the practice of soliciting and including qualified diverse suppliers in strategic sourcing opportunities.

Total Rewards

Hillenbrand offers benefits focused on supporting employees and their families as they navigate work and life. Hillenbrand’s compensation programs are designed to ensure employees are effectively compensated in terms of base salary, incentive compensation, and other benefits that support the health and wellness of our employees. Our compensation programs aim to attract and retain superior talent with pay for performance. We strive to pay within pay ranges developed based on market data and internal pay equity. We focus many benefit programs on employee wellness and have implemented solutions including onsite wellness centers, mental health support, telemedicine, and healthy weight loss programs. We believe that these solutions have helped us successfully manage healthcare and prescription drug costs for our employee population.

Hillenbrand recognizes the importance of preparing for retirement. Employees are encouraged to participate in their own retirement savings where available. In the U.S., employees are eligible to participate in one of two 401(k) savings plans. Features of the plans vary, but may include automatic Company contributions, Company matching contributions on associate contributions, and automatic enrollment. These plans provide a wide range of investment choices along with tax-deferred investment growth. We no longer provide new pension benefits for U.S. employees, but continue pensions in other jurisdictions, where required by law.

Outside of the U.S., Hillenbrand provides an array of benefits to support employees and their families. These include benefits such as paid leaves of absence, medical insurance, disability coverage and life insurance, among others.

Hillenbrand is committed to attracting, developing, engaging and retaining the best people from around the world to make our businesses run and grow. In everything we do, we strive to provide great professional opportunities for our people and recognize the critical role our human capital plays in supporting our strategy.

Cybersecurity

Our approach to cybersecurity begins with our responsibility for strong governance and controls. Security begins at the top of our organization, where Company leadership consistently communicates the requirements for vigilance and compliance throughout the organization, and then leads by example. The cybersecurity program is led by Hillenbrand’s Chief Information Security Officer, who provides quarterly updates to the Audit Committee of our Board of Directors, annual updates to the Board of Directors, and regular reports to the Executive Management Team about the program, including information about cyber risk management governance and the status of ongoing efforts to strengthen cybersecurity effectiveness.

We also educate and share best practices globally with our employees to raise awareness of cybersecurity threats. As part of our onboarding process, we train all new employees on cybersecurity and maintain an annual retraining for all employees on cybersecurity standards, as well as how to recognize and properly respond to phishing and social engineering schemes. Hillenbrand has deployed a phishing detection system to report suspicious emails, which are flagged for further review, as well as an automated monthly process to retrain employees who do not maintain an acceptable pass rate on our phishing recognition training. To round out our robust awareness program, we have specific and regular training for our IT professionals.

REPORTABLE OPERATING SEGMENTS

Advanced Process Solutions

Advanced Process Solutions designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals, energy, recycling, and other general industrials.  Advanced Process Solutions uses its strong applications and process engineering expertise to solve problems for customers.  Its highly engineered capital equipment and systems offerings require aftermarket service and/or parts replacement, providing an opportunity for ongoing revenue at attractive margins.

Advanced Process Solutions:  Products and Services

Advanced Process Solutions’ product portfolio has grown through a series of acquisitions and includes products and services for compounding, extrusion, and material handling, as well as screening and separating. Advanced Process Solutions’ product lines are supported by aftermarket parts and services, which represented approximately 30% of Advanced Process Solutions’ total net revenue during 2022. Products are offered under brand names that are recognized among the leaders in their respective categories.

•Compounding, Extrusion, and Material Handling Equipment and Equipment System Design

◦Twin screw compounding and extrusion machines range from small laboratory compounding machines to high performance, high throughput extrusion systems. Small and mid-sized compounders are used by customers in engineered plastics, masterbatch, PVC, recycling, biodegradable products, and other applications for the plastics, chemical, food, and pharmaceutical industries.  Extrusion systems are sold to customers in multiple industries.  All of these extrusion products are sold under the Coperion® and Herbold® brands.
◦Material handling equipment includes pneumatic and hydraulic conveying equipment for difficult-to-move materials; high-precision feeders that can operate at both very high and very low fill rates; blenders for pellets and powders; and rotary valves, diverter valves, and slide-gate valves used for feeding, dosing, discharge, and distribution during pneumatic conveying.  The proprietary equipment is highly engineered and designed to solve the needs of customers for customized solutions.  Material handling equipment is sold to a variety of industries, including plastics, food and pharmaceuticals, chemicals, and minerals.  These products are sold under the Coperion®, Coperion K-Tron®, and Herbold® brands.
◦Compounding, extrusion, and material handling equipment can be sold as a complete system, where strong application and process engineering expertise is used to design and create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale manufacturing lines and turnkey systems.  Larger system sales are generally fulfilled over 18 to 24 months. A considerable portion of revenue for large system sales typically comes from third-party-sourced products that carry only a small up-charge. As a result, margin percentages tend to be lower on these large system sales when compared to the rest of the reportable operating segment.  With the acquisition of Herbold in 2022, the Company now offers complete, innovative recycling solutions leveraging both Coperion and Herbold complementary technologies. From mechanical processing — shredding, washing, separating, drying, and agglomerating of plastics — to bulk material handling, feeding and extrusion, as well as compounding and pelletizing, our product offering encompasses the complete process chain. These products are sold under the Coperion® and Herbold® brands.

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

•Aftermarket parts and service

◦Aftermarket parts and service are a major component of most of Advanced Process Solutions’ product lines.  Service engineers and technicians are located around the globe to better respond to customers’ machines and systems service needs.  Advanced Process Solutions offers its customers services such as installation, consulting, training, maintenance and repairs, spare parts, and modernization solutions.

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

We expect that future net revenue associated with Advanced Process Solutions will be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment and solutions for customers. Backlog represents the amount of net revenue that we expect to realize on contracts awarded to Advanced Process Solutions.  Though backlog can be an indicator of future net revenue, it does not include projects and aftermarket orders that are booked and shipped within the same quarter.  The timing of order placement, size of order, extent of customization, and customer delivery dates can create fluctuations in backlog and revenue.  Revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars or by provisions for cancellation, termination, or suspension at the discretion of the customer.

Advanced Process Solutions:  Customers

Advanced Process Solutions has customers in a wide range of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals, and recycling.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one Advanced Process Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during 2022.  For large or customized orders, customers generally pay a deposit and make progress payments in accordance with the project progress.  Often, long-term relationships are established with these customers.

Advanced Process Solutions’ sales are diversified by end markets, and further penetration of these end markets is an important element of its strategy. Geographically, approximately 24% of Advanced Process Solutions’ net revenue in 2022 came from the Americas, 51% from Asia, and 25% from EMEA (Europe, the Middle East, and Africa).

We believe that long-term growth for this segment is driven by megatrends such as a rapidly growing middle class in China and India and a growing global population, resulting in rising demand for products sold in many of the end markets that Advanced Process Solutions serves, including durable plastic goods and food.  These trends include increased use of lightweight plastics in the automotive industry to improve fuel efficiency; more effective packaging in emerging markets to improve food shelf life, freshness, and safety; innovation in a variety of applications in the medical space designed to improve safety, drug and therapy delivery, and durability; increased use of engineered plastics in construction that are more durable, lightweight and require little maintenance; increased use of biopolymers to help preserve the environment; and more sustainable food sources such as plant-based proteins. Additionally, we expect Advanced Process Solutions to be able to leverage its technical know-how to win in emerging end markets such as recycling and biodegradable plastics. While overall demand for these products is expected to increase over the long run, we expect short-term periodic fluctuations in demand from time-to-time.

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

Advanced Process Solutions brands face strong competition. Competitors range in size from small, privately-held companies serving narrow market segments or geographical areas to larger, well-known global companies serving national and international markets with multiple product lines.  We believe Advanced Process Solutions’ diversification into multiple industries and markets, its base of aftermarket business, and its strong worldwide network of suppliers and dealers will allow it to maintain leadership positions even during economic downturns.

Advanced Process Solutions:  Raw and Component Materials

The manufacturing of Advanced Process Solutions’ products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings that are assembled with other component parts purchased from third-party suppliers that generally require particular specifications or qualifications. Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from single sources.  Volatility in the prices Advanced Process Solutions pays for raw materials used in its products has a direct effect on profitability. Advanced Process Solutions regularly takes steps designed to mitigate the impact of volatility in raw and component material prices, including executing Lean initiatives and various pricing and sourcing actions.  In instances where third-party suppliers are depended upon for outsourced products or components, there is risk of customer dissatisfaction with the quality or performance of the products sold due to supplier failure. Difficulties experienced by third-party suppliers can interrupt our ability to obtain the outsourced product and ultimately to supply products to customers. While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. However, Advanced Process Solutions has experienced significant delays of certain raw materials and components, but has largely been able to mitigate the impact on our consolidated results of operations. Advance Process Solutions continues to identify and qualify alternative sources to mitigate risk associated to single or sole source supply continuity, and has and may continue to purchase certain materials in safety stock where we have supply chain continuity concerns. See Part I, Item 1A of this Form 10-K for a more in-depth discussion of Risk Factors that could impact Advanced Process Solutions’ ability to fulfill customer obligations.

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

Molding Technology Solutions:  Products and Services

Molding Technology Solutions has a product portfolio that includes injection molding and extrusion equipment and hot runner systems and process controller technology. Molding Technology Solutions maintains leadership positions across these product lines, as well as leading positions in process control systems, mold bases and components, and MRO supplies. The Molding Technology Solutions product lines are supported by aftermarket parts and services, which represented approximately 25% of Molding Technology Solutions’ total net revenue during 2022. Products are offered under brand names that are recognized as being among the leaders in their respective industries.

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

•Hot runner and process control systems

◦Molding Technology Solutions designs, manufactures and sells highly-engineered, technically advanced hot runner and process control systems. Hot runner and controller systems are sold under the Mold-Masters® brand and designed for each product a customer manufactures on an injection molding machine. Hot runner systems are product-specific and replaced frequently due to design changes and innovation in customers’ end products, with a typical aftermarket cycle of one to five years. Recurring sales are supported by a large installed base of hot runner systems worldwide.

•Mold components

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

Molding Technology Solutions does not typically have long-term supply agreements with customers, and terms are generally negotiated on an individual order basis. Pricing is set at the time of order, typically on a customized basis for each product. Raw materials and component purchases are managed based on order trends and mid-term contracts with strategic vendors, allowing Molding Technology Solutions to partially mitigate the risk of short-term changes in raw material and components pricing. The majority of hot runner and mold base equipment orders are fulfilled within three months. Injection molding and extrusion equipment orders are generally fulfilled within twelve months, but we expect some future net revenue associated with injection molding and extrusion equipment will be influenced by order backlog because of the lead time in fulfilling some engineered-to-order products. Backlog represents the amount of net revenue that we expect to realize on contracts awarded to Molding Technology Solutions. Though backlog can be an indicator of future revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size of order, extent of customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars, or by provisions for cancellation, termination, or suspension at the discretion of the customer.

Molding Technology Solutions:  Customers

Molding Technology Solutions has customers in a wide range of industries, including automotive, medical, consumer goods, packaging, construction and electronics. These customers range from large, Fortune 500 global companies to regional and local businesses, including original equipment manufacturers (“OEMs”), molders and mold-makers. Molding Technology Solutions has long-standing relationships with its largest customers, having served many of them for over 30 years. No one Molding Technology Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during 2022. Customers purchasing injection molding or extrusion machines generally pay a deposit and make progress payments prior to shipment.

Molding Technology Solutions’ sales are further diversified by end markets, and continued expansion into these end markets is an important element of its strategy. Geographically, approximately 56% of Molding Technology Solutions’ net revenue in 2022 came from the Americas, 29% from Asia, and 15% from EMEA (Europe, the Middle East, and Africa).

Global population growth, coupled with continued urbanization, increased purchasing power and improved lifestyle in emerging markets and technical innovation has resulted in greater demand for a broad range of finished plastic products in many segments of the economy, including automotive, medical, construction and consumer products. We believe Molding Technology Solutions’ strong global presence positions it well to benefit from this growth. Molding Technology Solutions has made significant investments in China and India in order to capitalize on the projected growth in plastics in these markets and expects to further expand in Mexico as well.

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

Molding Technology Solutions:  Raw and Component Materials

Steel, which Molding Technology Solutions sources both directly and indirectly through its component suppliers, is the primary material used in the manufacturing of its products. Molding Technology Solutions does not enter into derivative financial instruments to hedge its commodity price risk and currently does not have a significant number of long-term supply contracts with key suppliers. Molding Technology Solutions has developed a global network of reliable, low-cost suppliers in order to secure its supply needs. Difficulties experienced by third-party suppliers can interrupt our ability to obtain materials or components and ultimately to supply products to customers. While global supply chains have recently suffered from various headwinds, those supporting Molding Technology Solutions products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. However, Molding Technology Solutions has experienced significant delays of certain raw materials and components, but has largely been able to mitigate the impact on our consolidated results of operations. Molding Technology Solutions continues to identify and qualify alternative sources to mitigate risk associated to single or sole source supply continuity, and has and may continue to purchase certain materials in safety stock where we have supply chain continuity concerns.

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

◦Expand product offering in key end markets, including emerging markets and new segments for sustainability such as recycling and biodegradable plastics.

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
◦Enable the customer to fulfill sustainability requirements (e.g., reduction of virgin resin).

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

Batesville:  Products and Services

As the needs of funeral professionals and consumers have evolved, Batesville has expanded its offerings with innovative products, value-added services, and digital tools to help funeral directors assist families in creating meaningful services.  Today, the company provides a portfolio of solutions including: (1) Burial Solutions, which includes burial caskets and accounts for the majority of Batesville’s net revenue, (2) Cremation Options®, and (3) Technology Solutions.

•Burial Solutions

◦As a recognized leader in the death care industry in North America, Batesville has been on the forefront of product innovation for more than 80 years. Batesville has introduced new interior and exterior design elements, materials, finishes, and proprietary features that align with consumer trends and preferences, while adding value for funeral professionals and consumers. Batesville’s product portfolio covers the full spectrum in variety and value, with metal and wood caskets to appeal to different consumers. In addition to its product breadth, Batesville offers training, merchandising, and marketing materials to educate funeral directors and consumers on product and service options.

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

•Technology Solutions

◦Batesville’s technology solutions enhance the consumer experience and create business efficiencies for approximately 7,000 funeral homes and cemeteries across North America. The company offers a suite of integrated, easy-to-use technology products and services, including funeral home websites, e-commerce solutions, digital selection and arrangement software, and business management systems for funeral homes and cemeteries.

Batesville also offers an expansive assortment of personalization and memorialization elements that can be incorporated into products and services to capture the individuality of the loved one and create a unique and meaningful experience for the family. Batesville’s Family Choices® portfolio includes a wide spectrum of physical and digital personalization and memorialization offerings, including LifeSymbols® corners and display medallions, LifeView® panels, embroidered tribute panels, and the MemorySafe Drawer, which help families create memorable, meaningful funerals that celebrate a life well lived.

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

Batesville has sales contracts in place with certain national death care service providers and also serves approximately 11,000 independent, privately owned funeral homes across North America.  None of Batesville’s customers accounted for more than 10% of Hillenbrand’s consolidated net revenue during 2022.

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

Demand for Batesville products and services is partially impacted by a few key external factors: U.S. and Canadian population demographics, the number of deaths annually, and the rate at which consumers select cremation. The combination of these primary factors has negatively impacted the burial volume trend over the past several decades, although periodic fluctuations in mortality rates such as seasonal outbreaks of illnesses or a pandemic can also impact demand and net revenue in a given quarter and year. As a percentage of total deaths, the estimated cremation rate at the end of calendar 2021 was approximately 58% in the U.S. and 75% in Canada (Source: Cremation Association of North America).

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

Volatility in raw material prices due to inflation or tariffs, including steel, fuel, and petroleum-based products, has a direct effect on Batesville’s profitability.  Batesville generally does not engage in hedging transactions for these purchases but does enter into fixed-price supply contracts at times.  Batesville regularly takes steps designed to mitigate the impact of volatility in raw material and fuel prices, including executing Lean initiatives and various sourcing actions. Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from single sources. We believe that Batesville has taken reasonable steps to mitigate the impact of recent increases in raw material and fuel prices as well as the recent increased risk from sole source supply continuity. See Part I, Item 1A of this Form 10-K for a more in-depth discussion of Risk factors that could impact Batesville’s ability to source the necessary materials to fulfill customer obligations.

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

•Utilize technology to enhance consumer and customer experience

•Enable all customers to improve efficiencies and profitability through digital end-to-end platform, Batesville ConnectTM.
•Offer a suite of integrated, easy-to-use technology products and services.

•Use the HOM principles and tools to strengthen our leadership position and maintain an optimal cost structure to support profitability

•Continually improve processes to be more consistent and efficient and to yield industry leading quality products and services that our customers value.

HILLENBRAND INTELLECTUAL PROPERTY

We own a number of patents on our products and manufacturing processes and maintain trade secrets related to manufacturing processes.  These are important patents and trade secrets, but we do not believe any single patent or trade secret, or related group of patents or trade secrets is of material significance to our business as a whole. We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion®, Coperion K-Tron®, K-Tron®, Rotex®, BM&M®, and Herbold® were material to our Advanced Process Solutions reportable operating segment for the year ended September 30, 2022.  As TerraSource was divested in early fiscal 2022, Advanced Process Solutions no longer owns the TerraSource Global®, Pennsylvania Crusher®, Gundlach®, and Jeffrey Rader® marks, and as a result we do not believe they were material for the year ended September 30, 2022. We believe the marks Milacron®, DME®, and Mold-Masters® are material to our Molding Technology Solutions reportable operating segment. We believe the trademark Batesville® is material to our Batesville reportable operating segment.

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

HILLENBRAND REGULATORY MATTERS

Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable operating segments are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all our businesses in a manner that protects the environment and makes us good corporate citizens in the communities in which we operate. In 2021, we established an Environmental Council, which includes our top operational leaders to facilitate and drive environmental priorities including energy, emissions, and operational efficiency. With the help of our Environmental Council, we disclosed our Scope 1 and 2 emissions in our 2021 Sustainability Report, as well as normalized emissions data against total working hours in order to have a better understanding of our operational impact. In addition, we adopted new standards for our global suppliers in support of critical environmental policies and other regulatory requirements. The Environmental Council is working to maintain environmental regulatory compliance while enhancing business performance, and Hillenbrand’s Global Supply Management department engages with our suppliers to support compliance with applicable standards and legal requirements. While we believe that continued compliance with current federal, state, local and foreign laws relating to the protection of the environment and supply chain diligence will not have a material effect on our capital expenditures, earnings or competitive position, future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditure is not known.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 16, 2022.

Kimberly K. Ryan, 55, has served as a director and as President and Chief Executive Officer of the Company since December 2021. Prior to becoming Chief Executive Officer, Ms. Ryan was the Company’s Executive Vice President, beginning in June 2021. Prior to that role, she served as President of the Company’s Coperion business beginning in September 2015, also overseeing Hillenbrand’s Rotex business during part of that period. She previously served as President of Batesville beginning in April 2011, at which time she was also named a Senior Vice President of Hillenbrand. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, strategy, operations, logistics, and information technology.

Since 2014, Ms. Ryan has served on the Board of Directors of Kimball International, Inc., a public manufacturing company (“Kimball”), including as a member of the Audit Committee. She also served as Kimball’s Board Chair from November 2018 to October 2021. She served on the Board of Directors of Conexus Indiana from December 2018 to July 2021, and in October 2022, joined the Board of the National Association of Manufacturers, a manufacturing industrial trade association.

Robert M. VanHimbergen, 46, has been the Company’s Senior Vice President and Chief Financial Officer since April 2022. Mr. VanHimbergen joined the Company as Executive Vice President, Finance for a transition period in March 2022 from Johnson Controls International plc (“Johnson Controls”), where he was most recently Vice President, Corporate Controller beginning December 2017. Prior to that he served in various roles of increasing responsibility over approximately 15 years at Johnson Controls, including as Chief Financial Officer of Yangfeng Automotive Interiors in Shanghai, China. Prior to Johnson Controls, Mr. VanHimbergen spent nearly a decade at Pricewaterhouse Coopers LLP working with large multinational manufacturing companies. Mr. VanHimbergen also serves as the Chair of Ascension Wisconsin Foundation (since October 2015) and the Campaign Leader for the American Heart Association in Milwaukee (since January 2021).

Ling An-Heid, 62, has been President of Mold-Masters since 2017, and Senior Vice President of Hillenbrand since November 2019. Before then, she served as President of Mold-Masters Americas and Asia from 2013 to 2017. Ms. An-Heid joined the Applications Design Group at Mold-Masters in 1991 and was instrumental in developing the region as president of Mold-Masters Asia until 2013. Before Mold-Masters, she served as a General Manager and legal representative of Beijing Plastic Mechanical Co. Ltd. She holds a Bachelor of Science degree in Plastics Mechanical Engineering from the Beijing Chemical University and also acts as the Vice Director of the China Die and Mold Industry Association.

Aneesha Arora, 44, has served as the Company’s Senior Vice President and Chief Human Resources Officer since January 2022. She brings to this role more than two decades of diverse experience in human resources across multiple industries. Prior to joining Hillenbrand, Ms. Arora was Vice President of Global HR Services for Honeywell International Inc. (“Honeywell”), a diversified technology and manufacturing company, from October 2019 through December 2021. Prior to that, she served as Vice President, Global Human Resources and Communications, Safety and Productivity Solutions at Honeywell from November 2016 to October 2019. Since September 2020, Ms. Arora has also served on the Board of Advisors of the Michigan State University School of Human Resources and Labor Relations.

Ulrich Bartel, 62, was elected President of Coperion and Senior Vice President of Hillenbrand in June 2021. Since June 2022, he has also served as President of Advance Process Solutions, in which role he also oversees the Company’s Rotex business. Prior to these roles, Mr. Bartel served as President of Coperion’s Polymer Division from March 2020 to June 2021 and Coperion’s Vice President of Compounding Machines from October 2013 to February 2020. Mr. Bartel began his career at

Coperion in 1990 as a process engineer, holding positions of increasing responsibility within Coperion in sales, service, process technology, engineering, manufacturing, and research.

Nicholas R. Farrell, 43, is the Company’s Senior Vice President, General Counsel, Secretary and Chief Compliance Officer. He has served as General Counsel since October 2015 and Chief Compliance Officer since December 2016. Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel, and in 2014 was named Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Pepper. Mr. Farrell is also Chair of the Board of Trustees of Cure SMA, an international not-for-profit organization committed to developing a treatment and cure for spinal muscular atrophy, the number one genetic cause of death for infants.

Michael M. Jones, 47, has been President of Milacron Injection Molding & Extrusion and Senior Vice President of Hillenbrand since November 2019. He previously served as President of the Milacron Advanced Plastics Processing Technologies (APPT) Americas and Europe businesses from January 2019 to November 2019. He has held a number of senior leadership positions within Milacron including roles as Vice President of Finance and Investor Relations from September 2018 to November 2019 and Senior Vice President Finance and Operations from October 2016 to September 2018. Before joining Milacron, he held finance positions at GE Aviation, the aerospace division of General Electric Company, from 2012-2015. Mr. Jones also held positions at Hill-Rom between 2004 and 2011. He is a Certified Public Accountant (inactive).

Leo J. Kulmaczewski, Jr., 57, has served as the Company’s Senior Vice President, Operations Center of Excellence and HOM since February 2021. Mr. Kulmaczewski brings more than 20 years of technical and manufacturing experience, serving most recently as Senior Vice President of Operations and Lean Enterprise of Belden Inc., a manufacturer of networking, connectivity, and cable products, from October 2018 through November 2020. Prior to that, he served as Vice President of Operations, Global Supply Chain, and Danaher Business Systems at Leica Biosystems, a research, instrument, and medical device company that is a division of Danaher Corporation, from September 2016 through September 2018. During the time at Leica Biosystems, Mr. Kulmaczewski also served as Senior Director and Vice President of Operations and Site Leader, from May 2014 through September 2016. Mr. Kulmaczewski’s experience before Leica Biosystems included technical and manufacturing roles with generally increasing levels of responsibility at various other public and private manufacturing companies.

Christopher H. Trainor, 52, was elected President of Batesville Casket Company effective September 2015, after having served as its Senior Vice President, CFO and Chief Administrative Officer. Mr. Trainor has also been a Senior Vice President of Hillenbrand since December 2015. Mr. Trainor joined Batesville in 2010 as Vice President and Chief Financial Officer and was later assigned additional responsibilities for oversight of Human Resources and Information Technology. Prior to joining Batesville, Mr. Trainor spent 17 years with Kraft Foods, a global food and beverage company, where he held a variety of finance roles in both the United States and United Kingdom.

J. Michael Whitted, 50, was elected Senior Vice President, Strategy and Corporate Development effective June 2018. Prior to joining the Company, Mr. Whitted served as Vice President, Corporate Development for SPX Corporation and SPX Flow, Inc., diversified, global suppliers of infrastructure equipment to various industries from 2001 to 2015. Prior to that, he served as a Vice President for Bear Stearns from 1998 to 2001, where he led corporate finance and M&A advisory transactions. Mr. Whitted’s experience prior to Bear Stearns included corporate finance and M&A advisory roles at CIBC World Markets, Bankers Trust, and First Chicago NBD.

Michael D. Prado, 65, was elected Vice President, Global Supply Management effective June 2020. Mr. Prado joined the Company after providing supply management consulting services to the Company from February 2020 through June 2020. Prior to joining the Company in a consulting capacity, Mr. Prado served as Vice President, Global Supply Management and Chief Procurement Officer of Stanley, a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems. Mr. Prado served in this role from June 2000 to December 2019, capping nearly 20 years of service. From 1980 to 2000 Mr. Prado served in operations roles of increasing responsibility at Delta Air Lines, Inc., and United Technologies Corporation. Mr. Prado also sits on the Business Advisory Board of Clarkson University and has been an active faculty participant in their executive supply chain management education program.

Bhavik N. Soni, 49, was elected Vice President, Chief Information Officer effective May 2017, and promoted to the Company’s Executive Management Team in May 2019. Mr. Soni joined the Company from Honda Aircraft Company, a jet airplane manufacturer, where he served as Chief Information Officer – IT & Engineering Systems Division from 2015 to 2017. Prior to that, he served as Chief Information Officer for Artificial Lift, GE Oil & Gas at General Electric Company (“GE”), an energy technology company from 2013 to 2015, preceded by fifteen years in other information technology related roles of increasing responsibility at GE. Mr. Soni’s experience prior to GE included software engineering roles at Rockwell Collins, Inc. and General Dynamics Corporation.

Megan A. Walke, 43, was elected Vice President, Chief Accounting Officer in May 2022, after serving in an interim capacity beginning February 2022. Prior to that time, she served as the Company’s Director, Financial Reporting since August 2014 and prior to that in roles of increasing responsibility in the Company’s finance organization. Ms. Walke began her career with nearly a decade in public accounting at the firm of Ernst and Young LLP. Since 2013, she has also served as a member of the Board of Trustees of Oldenburg Academy, a private high school in Indiana.

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

Item 1A.    RISK FACTORS

In this section of the Form 10-K, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning our securities.  This information should be assessed along with the other information we provide you in this Form 10-K and that we file from time to time with the SEC.  Like most companies, our business involves risks.  The risks described below are not the only risks we face, but these are the ones we currently think have the potential to significantly affect stakeholders in our Company if they were to develop adversely (due to size, volatility, or both).  We exclude risks that we believe are inherent in all businesses broadly as a function of simply being “in business.”  As described herein, the Ukraine War and COVID-19 pandemic may adversely affect our business and financial results and may also have the effect of heightening many of the other risks described in this section. Additional risks not currently known or considered immaterial by us at this time and thus not listed below could also result in adverse effects on our business.

1.Global market and economic conditions, including those related to the financial markets, could have a material adverse effect on our operating results, financial condition, and liquidity.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S.  Conditions including continuing uncertainties in the eurozone, and in China and emerging markets, as well as the global effects of the COVID-19 pandemic, may depress demand in these areas and create additional risk to our financial results.

Instability in the global economy and financial markets can adversely affect our business in several ways, including limiting our customers’ ability to obtain sufficient credit or to pay for our products within the terms of sale.  Competition could further intensify among the manufacturers and distributors with whom we compete for volume and market share, resulting in lower net revenue due to steeper discounts and product mix-down.  In addition, if certain key or sole suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies.

Substantial losses in the equity markets could have an adverse effect on the assets of the Company’s pension plans.  Volatility of interest rates and negative equity returns could require greater contributions to the defined benefit plans in the future.

2.     A pandemic, such as the COVID-19 pandemic, could have a material adverse effect on our business and results of operations, the nature and extent of which are highly uncertain and unpredictable.

We have global operations, and the COVID-19 pandemic or other widespread pandemic, disease outbreak, or other health crisis, and the various government, industry and consumer actions related thereto could have negative impacts on our business and have created or could create or intensify adverse conditions described in our other risk factors. These impacts and conditions include, but may not be limited to, potential significant volatility or decreases in demand for our products, changes in customer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential increased vulnerability to cybersecurity incidents, including breaches of information systems security that could be due to widespread remote working arrangements or other conditions, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, including rapidly changing government orders and regulations and our efforts to comply with them, and related financial and commodity volatility, including volatility in raw material and other input costs (including but not limited to oil prices), any of which could last for extended periods. Disruption caused by a pandemic and the Company’s response thereto could also increase the Company’s exposure to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, and to other workforce related risks, any of which could have a material adverse effect on the Company’s financial condition and results of operations. Furthermore, the COVID-19 pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates.

The surge of any variant strain in China, and China’s COVID-19 lockdowns that include mass testing, mandatory quarantines, and international travel bans, have at times closed, and could potentially in the future close commerce in the region and, if extended, could impact other areas where the Company has operations, suppliers, and sales.

Despite our efforts to manage through the current circumstances, the degree to which COVID-19 and related actions ultimately impact our business, financial position, results of operations, and cash flows may depend on certain factors beyond our control, including the duration, spread, and severity of the pandemic or the effects of any variants thereof, the actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume or become impacted by long-lasting changes. This could be true of any other future widespread pandemic, disease outbreak, or health crisis. The extent to which COVID-19 could impact our business cannot be predicted with certainty.

3.    The Ukraine War and the related implications have negatively impacted and may continue to negatively impact our business and results of operations.
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

The potential effects of the Ukraine War also could impact many of the other risk factors described herein. These risk factors could include but are not limited to:

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

4.    The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks or unauthorized access, or catastrophic losses affecting infrastructure.

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

In addition, cybersecurity threats and sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems, operational technology systems, networks, and services, as well as the confidentiality and integrity of the Company’s data. Cyber-attacks, security breaches, and other cyber incidents could include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks, and other attacks. These risks may be heightened given our employees’ increased use of remote working environments. Sensitive information is also stored by our vendors and on the platforms and networks of third-party providers. Cyber-attacks on the Company, our vendors, or our third-party providers of service and software could result in inappropriate access to intellectual property, personally identifiable information of our global workforce, suppliers, or customers, or personal credit card or other payment information of our customers. Potential consequences of a successful cyber-attack or other cybersecurity incident include remediation costs, increased cybersecurity protection costs, lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack, litigation and legal risks including governmental or regulatory enforcement actions, increased insurance premiums, reputational damage that adversely affects customer or investor confidence, and damage to the Company’s competitiveness, stock price, and long-term shareholder value. The Company has been subject to cyber-attacks and unauthorized access in the past, which it deemed immaterial to its business and operations, and may be subject to cyber-attacks or unauthorized access of its systems in the future. There can be no assurance that any future cyber-attacks or unauthorized access to the Company’s information systems will not be material to the Company’s business, operations, or financial condition. While we believe that our insurance plan provides appropriate levels of coverage for cyber risks and have taken steps to maintain and enhance the appropriate cybersecurity and address these risks by implementing enhanced security technologies, internal controls, and business continuity plans, these measures may not be adequate to cover or prevent all potential losses nor remedy related damage to our reputation.

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

5.    We may be unable to successfully integrate with the businesses of Herbold, Linxis, or other acquired companies, or to realize the anticipated benefits of such acquisitions.

On August 31, 2022, we completed the acquisition of Herbold, and on October 6, 2022, we completed the acquisition of Linxis. The successes of these acquisitions will depend, in part, on the Company’s ability to successfully combine and integrate these and other acquired businesses and realize the anticipated benefits, including synergies, cost savings, revenue and innovation opportunities, and operational efficiencies, in a manner that does not materially disrupt existing customer, supplier, and employee relations, or result in decreased revenue due to losses of, or decreases in orders by, customers. If the Company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the Company’s common stock may decline.
The integration of these companies may result in material challenges, including, without limitation:

•the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration;
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

Some of these factors are outside of the Company’s control, including certain impacts of the COVID-19 pandemic and Ukraine War discussed elsewhere in our risk factors, and any one of them could result in delays, increased costs, decreases in the amount of expected revenue or synergies, and diversion of management’s time and energy, which could materially affect our financial position, results of operations, and cash flows.

We have incurred substantial expenses in connection with the completion of the acquisitions of Herbold and Linxis, and we expect to incur further expenses in order to integrate a large number of processes, policies, procedures, operations, technologies, and systems of Herbold and Linxis in connection with the acquisitions.

6.    We cannot assure you that our exploration of strategic alternatives for our Batesville business will result in us pursuing a transaction or that any such transaction would be successfully completed; and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives for our Batesville business.

In July 2022, we announced that our Board of Directors was exploring strategic alternatives for our Batesville business, intended to on maximize shareholder value, and that we engaged a financial advisor to assist in the process. The strategic process is ongoing. Our Board of Directors has not set a timetable for the strategic process, nor has it made any decisions relating to any strategic alternatives at this time. No assurance can be given as to the outcome of the process, including whether the process will result in a transaction or that any transaction that is agreed to will be completed. Whether the process will result in a transaction, and our ability to complete a transaction, if our Board of Directors decides to pursue one, will depend on numerous factors, some of which are beyond our control, including the interest of potential acquirers or strategic partners in a potential transaction with our Batesville business, the value potential acquirers or strategic partners attribute to our Batesville business and its prospects, market conditions, and industry trends. Our stock price may be adversely affected if the process does not result in a transaction or if a transaction is consummated on terms that investors view as unfavorable to us. Even if a transaction is completed, there can be no assurance that it will be successful or have a positive effect on shareholder value. Our Board of Directors may also determine that no transaction is in the best interest of our shareholders.

In addition, our financial results and operations could be adversely affected by the strategic process and by the uncertainty regarding its outcome. The attention of management, including management of our Batesville business and of our Board of Directors, could be diverted from our core business operations, and we have diverted capital and other resources to the process that otherwise could have been used in our business operations, and we will continue to do so until the process is completed. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisor fees. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract customers or business partners, and could expose us to litigation. The public announcement of a strategic alternative for our Batesville business may also yield a negative impact on operating results if prospective or existing service providers are reluctant to commit to new or renewal contracts or if existing customers decide to move their business to a competitor.

We do not intend to disclose developments or provide updates on the progress or status of the strategic process until our Board of Directors deems further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

7.    Increasing competition for highly skilled and talented workers, as well as labor shortages, could adversely affect our business.

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
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and government regulations. Although we have not experienced any material labor shortages to date, we have recently observed an overall tightening and increasingly competitive labor market. The increasing competition for highly skilled and talented employees could result in higher compensation costs, difficulties in maintaining a capable workforce, and leadership succession planning challenges. Although we believe we will be able to attract and retain talented personnel and replace key personnel should the need arise, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by a pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business and have other material adverse effects on our business, financial condition, and results of operations.
8.    International economic, political, legal, and business factors could negatively affect our operating results, cash flows, financial condition, and growth.
We derived approximately 54%, 54%, and 52% of our net revenue from our operations outside the U.S. for the years ended September 30, 2022, 2021, and 2020, respectively.  This net revenue is primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our revenue and presence outside the U.S., including in emerging markets.

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

9.    We may incur a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.

As of September 30, 2022, our outstanding debt was $1,222.1. The amount of debt could increase if additional levels of liquidity are needed, such as the increase resulting from our acquisition of Linxis on October 6, 2022, or other changes to the Company’s portfolio, or other global supply chain disruption and macroeconomic uncertainty. This level of debt (and additional debt we may incur after that date) has important consequences to our businesses.  For example:

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
•We could be exposed to the risk of increased interest rates, because our capital structure target normally includes a component of variable rate debt.
•We may be more limited in our flexibility in planning for, or reacting to, changes in our businesses and the industries in which they operate, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness.

We may be vulnerable to credit rating downgrades, such as those we experienced during fiscal 2020, which could have an impact on our ability to secure future financing on terms commercially acceptable to us, to access the credit and capital markets, or to negotiate favorable covenants in any future amendments to our financial documents or new financings.
10.    If we are unable to comply with the financial and other covenants in our debt agreements, our business, financial condition, and liquidity could be materially adversely affected.
Our Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement (each as defined below) contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions, including as a result of global financial, socioeconomic, and political uncertainty and the effect on our business, and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that additional debt when due, which could materially adversely affect our business, financial condition, and liquidity. Furthermore, interest rates we pay on our borrowings and our ability to borrow under the Facility or any other credit facility in the future, or pursuant to other available sources, could be adversely affected by matters including market volatility, economic downturns, or other instability or uncertainty. In addition, in light of the impacts to our ability to generate cash from operations during periods of global financial, socioeconomic, and political uncertainty, our results may be further negatively impacted by our payment obligations (including interest) with respect to our outstanding borrowings under the Facility and our other credit agreements (each as defined below).
11.    We operate in cyclical industries.
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

During periods of economic expansion, when capital spending normally increases, the Advanced Process Solutions and Molding Technology Solutions reportable operating segments generally benefit from greater demand for their products.  During periods of economic contraction, when capital spending normally decreases, Advanced Process Solutions and Molding Technology Solutions reportable operating segments generally are adversely affected by declining demand for new equipment orders, and may be subject to increases in uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will be sustainable, and our financial condition, results of operations, and cash flows could be materially adversely affected.

12.    A key component of our growth strategy is making significant acquisitions, some of which may be outside the industries in which we currently operate.  We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions, including the Linxis acquisition.  If an acquisition were to perform unfavorably, it could have an adverse impact on our business and results of operations.

All acquisitions, including the Linxis acquisition, involve inherent uncertainties, which may include, among other things, our ability to:

•successfully identify the most suitable targets for acquisition;
•negotiate reasonable terms;
•properly perform due diligence and determine all the significant risks associated with a particular acquisition;
•successfully achieve the desired performance of the acquired company;
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

13.    We have recently completed several divestitures, and we continually assess the strategic fit of our existing businesses, including as part of the ongoing exploration of strategic alternatives for our Batesville business. We may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, as well as our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction, our consolidated financial position, results of operations, and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, potential adverse impacts to volume-based pricing under existing and future purchasing arrangements, and a decrease in net revenue and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. If our exploration of strategic alternatives for our Batesville business results in a divestiture, any of these risks may apply to such transaction. Furthermore, any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

14.    Goodwill and other identifiable indefinite-lived intangible assets, which are subject to periodic impairment evaluations, represent a significant portion of our total assets.  An impairment charge on these assets could have a material adverse impact on our financial condition and results of operations.

We maintain intangible assets related to the acquisitions of Milacron, Coperion, K-Tron, Linxis, Rotex, Herbold, and Burnaby Machine and Mill Equipment Ltd. (“BM&M”), portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets, and any of these factors may be increasingly present during a period of ongoing global supply chain disruption or macroeconomic uncertainty.

As required by applicable accounting standards, we review goodwill and other identifiable intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill and other indefinite-lived intangible assets is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Future acquisitions could present the same risks.
Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.
15.    We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully, it could have a material adverse effect on our business, financial condition, and results of operations.
Many of the industries in which we operate are highly competitive. Our products may not compete successfully with those of our competitors. The markets for plastic processing equipment and related products, material handling equipment, complete equipment systems, mold components, and burial caskets are highly competitive and include a number of North American, European, and Asian competitors. Principal competitive factors in the plastic processing industry, material handling equipment, and complete equipment systems include price, lead time, product features, technology, total cost of ownership, performance, reliability, quality, delivery, and customer service. Principal competitive factors in the mold components industry include technology, price, quality, performance, and delivery. Principal competitive factors in the burial caskets industry include product, price, quality, delivery, and customer service.
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
16.    We derive significant revenue from the plastics industry.  Decrease in demand for base resin or engineering plastics or equipment used in the production of these products, or changes in technological advances, or changes in laws or regulations could have a material adverse effect on our business, financial condition, and results of operations.

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

17.    We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these parties.

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
18.    Increased prices for, poor quality of, or extended inability to source raw materials used in our products or associated services, and supply chain disruptions could adversely affect profitability.
 Our profitability is affected by the prices of the raw materials used in the manufacture of our products.  These prices fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel-related delivery costs, competition, import duties, tariffs, currency exchange rates, and, in some cases, government regulation.  Significant increases in the prices of raw materials, similar to the inflationary increases we have experienced recently, that cannot be recovered through increases in the price of our products and services could adversely affect our results of operations and cash flows.

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

19.    Continued fluctuations in mortality rates and increased cremations may adversely affect the sales volume of our burial caskets.

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

20.    Batesville’s business is dependent on several major contracts with large national funeral providers. The relationships with these customers pose several risks.

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

21.    Batesville is facing competition from caskets manufactured abroad and imported into North America and from a number of non-traditional sources.

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

22.    The effective tax rate of the Company may be negatively impacted by changes in the mix of earnings as well as future changes to tax laws in global jurisdictions in which we operate.

We are subject to income taxes in the U.S. and various other global jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. There is a global effort among developed countries to enact international tax reform that would change the way multinational organizations are taxed. If the proposed tax reform proposals are enacted, they could have a material impact on our tax provision and value of deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

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

23.    We are exposed to a number of different tax uncertainties, which could have a material adverse effect on our results of operations.

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

24.    We are involved from time to time in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations, and cash flows.
We are also subject to other potential claims, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, employment-related, and other matters. While we maintain insurance for certain of these exposures, the policies in place are often high-deductible policies.  It is difficult to measure the actual loss that might be incurred related to litigation or other potential claims, and the ultimate outcome of claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows. For a more detailed discussion of claims, see Note 12 to our Consolidated Financial Statement included in Part II, Item 8, of this Form 10-K.

25.    Uncertainty in the United States political and regulatory environment could negatively impact our business.

The political environment in the United States has created significant uncertainty with respect to, and could result in additional changes in, or potential gridlock hindering legislation, regulation, international relations, and government policy, or possible civil unrest or other disturbances in connection therewith. While it is not possible to predict whether and when any such additional changes or disturbances could occur, any such events, including climate change regulation, or other events, whether at the local, state or federal level, could significantly impact our business and the industries in which we compete. To the extent such disturbances or changes in the political or regulatory environment have a negative impact on the Company or the markets in which we operate, it may materially and adversely impact our business, results of operations and financial condition in the periods to come.

26.    Uncertainty in the United States global trade policy could negatively impact our business.

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
27.    We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our results of operations and financial condition.

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue.  In addition, since our Consolidated Financial Statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  The Company’s predominant exposures are the Euro, Canadian dollar, Swiss franc, Mexican peso, Chinese Renminbi, Japanese Yen, and Indian Rupee (along with others to a lesser degree). In preparing financial statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, such as it has in recent months, the Company’s earnings could be negatively impacted. Although we address currency risk management through regular operating and financing activities and through the use of derivative financial instruments, those actions may not prove to be fully effective.

28.    The Company could face labor disruptions that would interfere with operations.

As of September 30, 2022 and 2021, approximately 29% and 21%, respectively, of Hillenbrand’s employees work under collective bargaining agreements or works councils.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we will need to negotiate new labor agreements in coming years and cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

29.    Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

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

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we own. At September 30, 2022, Advanced Process Solutions operated 15 significant manufacturing facilities located in the U.S. (in Kansas, Ohio, and Virginia), Germany, Switzerland, China, India, Canada, and the United Kingdom.  Six of these facilities are owned and nine are leased.  Advanced Process Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Europe, Asia, Canada, and South America.

At September 30, 2022, Molding Technology Solutions operated 12 significant manufacturing facilities located in the U.S. (in Ohio, Kansas, Georgia, and Michigan), Germany, China, India, and Canada. Six of these facilities are owned and six are leased. Molding Technology Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Mexico, Canada, Europe, Asia, and South America.

At September 30, 2022, Batesville operated four significant manufacturing facilities located in the U.S. (in Indiana, Tennessee, and Mississippi) and Mexico.  Three of these facilities are owned and one is leased.  Batesville also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Mexico, Canada, and Australia.

Facilities often serve multiple purposes, such as administration, sales, manufacturing, testing, warehousing, and distribution.  We believe our current facilities will provide adequate capacity to meet expected demand for the next several years.

Item 3.        LEGAL PROCEEDINGS

Like most companies, we are involved from time to time in claims, lawsuits, and government proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, employment-related, and other matters.  The ultimate outcome of any claims, lawsuits, and proceedings cannot be predicted with certainty.  We carry various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us, and in most instances have deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period.  It is difficult to measure the actual loss that might be incurred related to litigation, and the ultimate outcome of these claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

As of November 10, 2022, we had approximately 1,580 shareholders of record.

Share Repurchases

The following table summarizes repurchases of common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under Plans or Programs

July (July 1-31)	291,389	$40.79	291,389	$150.0
August (August 1-31)	—	—	—	$150.0
September (September 1-30)	622,254	40.18	622,254	$125.0
Total	913,643	$40.37	913,643	$125.0

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program authorized on December 7, 2018. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  As of September 30, 2022, we repurchased approximately 4,143,000 shares under the December 2, 2021 share repurchase program for approximately $175.0 in the aggregate. Such shares were classified as treasury stock.

Dividend Policy

We returned $62.0 to shareholders in 2022 in the form of quarterly dividends. We increased our quarterly dividend in 2022 to $0.2175 per common share from $0.2150 per common share paid in 2021. We currently expect to pay approximately $15.0 each quarter based on our outstanding common stock at September 30, 2022.

Item 6.        Reserved

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations)

(unless otherwise stated, references to years relate to fiscal years)

The following discussion compares our results for the year ended September 30, 2022, to the year ended September 30, 2021. The discussion comparing our results for the year ended September 30, 2021, to the year ended September 30, 2020, is included within Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 17, 2021. We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Batesville reportable operating segments, as well as Corporate.  These financial results are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and primarily exclude the following items:

•business acquisitions, disposition, and integration costs;
•restructuring and restructuring-related charges;
•impairment charges;
•gains and losses on divestitures;
•the related income tax impact for all of these items; and
•certain tax items related to the acquisition of Milacron and divestitures of TerraSource, ABEL, Red Valve, and Cimcool, the revaluation of deferred tax balances in connection with enacted statutory tax rate reductions in certain foreign jurisdictions, foreign income inclusion tax provisions, including the impact the Milacron loss carryforward attributes have on tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (FDII), and the Base Erosion and Anti-Abuse Tax (BEAT).

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

An important non-GAAP measure that we use is adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”). A part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the Hillenbrand Operating Model (“HOM”) to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance. Adjusted EBITDA is not a recognized term under GAAP and therefore does not purport to be an alternative to consolidated net income. Further, the Company’s measure of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

We expect that future net revenue associated with the Advanced Process Solutions and Molding Technology Solutions reportable operating segments will be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment and solutions for customers. Although backlog can be an indicator of future net revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

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

See page 48 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods.  Significant accounting policies which require management’s judgment are discussed below. A detailed description of our accounting policies is included in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Revenue Recognition

Net revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services and is recognized when performance obligations are satisfied under the terms of contracts with customers.

A performance obligation is deemed to be satisfied by the Company when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of the performance obligation, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as sales discounts, customer rebates, and sales incentives, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. We estimate these allowances using the expected value method, which is based upon historical rates and projections of customer purchases toward contractual rebate or incentive thresholds. If a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation; however, these situations do not occur frequently and are not material to the Consolidated Financial Statements, as our contracts generally include one performance obligation for the transfer of goods or services.

The timing of revenue recognition for the contract’s performance obligation is either over time or at a point in time. We recognize revenue over time for contracts that have an enforceable right to collect payment for performance completed to date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Net revenue generated from standard equipment and highly customized equipment or parts contracts without an enforceable right to payment for performance completed to date, as well as non-specialized parts sales and sales of death care products, is recognized at a point in time.

We use the input method of “cost-to-cost” to recognize net revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenue is largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term manufacturing contracts are recognized immediately when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes designed to reduce the risk of contract losses.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the expected long-term rate of return on pension assets and the weighted-average discount rate.  Our expected long-term rate of return on domestic and international pension plan assets was 4.7% and 3.7% at September 30, 2022 and 2021, respectively. The weighted-average discount rate was 4.6% and 2.1% for the domestic and international defined benefit pension plans and 5.2% and 2.4% for the postretirement healthcare plans at September 30, 2022 and 2021, respectively.  A 50 basis-point change in the expected long-term rate of return on domestic and international pension plan assets would change annual pension expense by $1.6.  A 50 basis-point change in the weighted-average discount rate would change the annual domestic and international pension expense by $0.3 and the annual postretirement healthcare plan expense by less than $0.1.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.  Based upon rates and assumptions at September 30, 2022, we expect the aggregate expense associated with our retirement and postretirement benefit plans to decrease from $1.7 in 2022 to $1.2 in 2023. The expected decrease in expense is primarily due to decreasing amortization of actuarial loss.

See Note 7 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.

Asset Impairment Determinations

Impairment of goodwill

Goodwill is tested for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value may be below carrying value.

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

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and the limited cushion (or headroom, as commonly referred) due to the acquisition of Milacron in fiscal 2020, goodwill for the reporting units within the Molding Technology Solutions reportable operating segment are more susceptible to impairment risk.

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment, achievement of synergy initiatives, market data and market multiples (6.0-10.0 times adjusted EBITDA), discount rates (11.5-13.0%), and terminal growth rates (2.0%), as well as future levels of revenue growth, operating margins, depreciation, amortization, and working capital requirements, which are based upon the Company’s strategic plan. Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rates may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other factors. While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a further decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

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

The Company is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including impairment assessments). Goodwill is valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement.

Annual impairment assessment

The Company performed its annual July 1 goodwill impairment assessment during the fourth quarter of fiscal 2022 for all reporting units. For all reporting units, the fair value of goodwill was determined to exceed the carrying value, resulting in no impairment to goodwill as part of this test. As a result of the Milacron acquisition in fiscal 2020, there is less cushion or headroom for the reporting units with the Molding Technology Solutions reportable operating segment. The estimated fair value, as calculated at July 1, 2022, for the three reporting units within the Molding Technology Solutions reportable operating segment ranged from approximately 13% to 54% greater than their carrying value (9% to 45% at the previous impairment assessment date).

Impairment recorded in 2020

Fourth quarter of 2020

As a result of classifying certain reporting units within the Advanced Process Solutions reportable operating segment as held for sale at September 30, 2020, the Company recorded a goodwill impairment of $16.9 during the fourth quarter of 2020. See Note 4 to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information.

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

The impairment charges to goodwill and the intangible assets were nondeductible for tax purposes. The following table summarizes the impairment charges by reportable segment recorded by the Company during the year ended September 30, 2020:

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

During the fourth quarter of 2020, the Company recognized a non-cash charge for TerraSource and the flow control businesses of $62.3, which included a goodwill impairment of $16.9 and a valuation adjustment of $45.4, to recognize the assets of these businesses at fair value less estimated costs to sell. During the fourth quarter of 2021, the Company recognized a non-cash valuation adjustment of $11.2 to recognize TerraSource at fair value less estimated cost to sell based on the definitive agreement the Company entered into to sell TerraSource. The non-cash charges of $11.2 and $62.3, for the years ended September 30, 2021 and 2020, respectively, were recorded within the impairment charges caption on the Consolidated Statements of Operations. For further information, see discussion below within the Executive Overview section and Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets, including identifiable intangible assets, and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible asset appraisals, and learn more about the newly acquired business, we are able to refine the estimates of fair value and more accurately allocate the purchase price. The determination of intangible assets is subjective and generally requires complex valuation methodologies including the relief from royalty method and multi-period excess earnings method, for which we generally use a third-party valuation specialist. The intangible assets are impacted by a number of judgmental assumptions including future revenue growth rates and margins on such revenue, customer attrition rates, technology obsolescence factors and the discount rates.

See Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, for further information on recent business combinations.

EXECUTIVE OVERVIEW

Hillenbrand is a global industrial company operating in over 40 countries with multiple leading brands that serve a wide variety of industries around the world. Guided by its Purpose, Shape What Matters For Tomorrow™, Hillenbrand pursues excellence, collaboration, and innovation to shape solutions that best serve our people, our customers, and our communities. Customers choose Hillenbrand due to its reputation for designing, manufacturing, and servicing highly engineered, mission-critical equipment and solutions that meet their unique product specifications.

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

Our strategy is to leverage our historically strong financial foundation and the implementation of the HOM to deliver sustainable profit growth, revenue expansion and substantial free cash flow, and then reinvest available cash in new growth initiatives focused on building platforms with leadership positions in our core markets and near adjacencies, both organically and inorganically, in order to create shareholder value.

During the year ended September 30, 2022, the following operational decisions and economic developments had an impact on our current and may impact our future cash flows, consolidated results of operations, and financial position.

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

COVID-19 Impact

The COVID-19 pandemic has impacted and is continuing to impact Hillenbrand very differently by business, geography, and function. The scope and nature of these impacts continue to evolve, sometimes rapidly, including through the resurgence of COVID-19 due to variant strains of the virus and related government actions, and we cannot reasonably estimate the duration, spread, or severity of the COVID-19 pandemic and related variants, nor the economic and governmental responses thereto.

It is difficult to quantify the complete impact the pandemic had for 2022, but the actions being undertaken to reduce the severity and spread of COVID-19 are currently creating disruptions, and could continue to create significant disruptions, with respect to consumer demand, our ability to continue to manufacture products, and the reliability and sufficiency of our supply chain. The surge of any variant strain in China, and China’s COVID-19 lockdowns that include mass testing, mandatory quarantines, and international travel bans, have at times closed and could potentially in the future close commerce in the region and, if extended, could impact other areas where the Company has operations, suppliers, and sales. We cannot predict the extent or duration of any such measures or the associated impacts. While our inventory positions protect our ability to fulfill customer orders in the short term, a prolonged lockdown may unfavorably impact our ability to timely manufacture and distribute our products or negatively impact our supply chain and could also have a significant impact on the Company’s consolidated net revenue, consolidated results of operations, and cash flows during fiscal 2023 and beyond.

As a result of the current circumstances, we may continue to experience adverse impacts during fiscal 2023 within our Advanced Process Solutions and Molding Technology Solutions reportable operating segments, although we cannot reasonably estimate these impacts. Should these conditions continue for Advanced Process Solutions or Molding Technology Solutions reportable operating segments, or should the severity of COVID-19 increase, the Company would similarly expect adverse impacts on its net revenue, results of operations, and cash flows, depending upon the severity and length of time such conditions persist. While the COVID-19 pandemic generally has had a favorable impact on the Batesville reportable operating segment’s net revenue, results of operations, and cash flows, we are starting to see lower deaths associated with the declining effects of the COVID-19 pandemic. However, given the ongoing and dynamic nature of the COVID-19 pandemic, we are currently not able to predict the extent and duration of the impact for fiscal 2023 or the further potential negative impact that the increase in deaths in North America due to the COVID-19 pandemic will have on future deaths when the pandemic has subsided. The timing and effectiveness of further vaccine development and rollout, in addition to consequences of variants of the virus, could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during the remainder of fiscal 2023 and beyond.

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

In addition, we believe various factors have contributed to the current labor shortage, particularly in the U.S. We have continued to experience effects of this labor shortage at certain production facilities, and we are mitigating this impact through the use of overtime and third-party outsourcing as warranted. It is possible that a prolonged shortage of qualified, available workers could result in a further increase in labor costs and could negatively affect our ability to efficiently operate our production facilities and our results of operations.

Supply Chain and Inflation

While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. However, we have experienced significant delays of certain raw materials and components, but we have largely been able to mitigate the impact on our consolidated results of operations. We continue to identify and qualify alternative sources to mitigate risk associated to single or sole source supply continuity, and we have purchased and may continue to purchase certain materials in safety stock where we have supply chain continuity concerns. It remains possible that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during fiscal 2023 and beyond.

We also experienced material and supply chain inflation, including but not limited to higher transportation costs, in fiscal 2022 as further discussed in our Operations Review. Pricing actions and supply chain productivity initiatives have and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s consolidated results of operations, and cash flows during fiscal 2023 and beyond.

For additional information regarding labor, supply chain, and other risks, including those relating to the COVID-19 pandemic, see Item 1A of this Form 10-K.

Strategic Alternatives for Batesville

On July 20, 2022, the Company announced its intention to explore strategic alternatives for the Batesville reportable operating segment. There can be no assurance that the Strategic Process will result in a Batesville Transaction or that any Batesville Transaction, if pursued, will be consummated on terms our investors view as favorable or at all. Based on the ongoing nature of the Company’s process to explore strategic alternatives and there being no decisions made at September 30, 2022, or by the date of this Form 10-K, the pendency of this process had no impact on and did not result in any changes to the consolidated financial statement presentation of Batesville during the year ended September 30, 2022. The Company does not intend to provide any additional information on the review of strategic alternatives for Batesville unless or until the process is completed or terminated.

Subsequent acquisition of LINXIS Group SAS

On October 6, 2022, the Company completed the acquisition of LINXIS Group SAS (“Linxis”) from IBERIS INTERNATIONAL S.À R.L, an affiliate of IK Partners, and additional sellers (“Sellers”). As a result of the acquisition, the Company acquired from the Sellers all of the issued and outstanding securities of Linxis, and Linxis became a wholly owned subsidiary of the Company for total aggregate consideration of $590.8 (€596.2) in cash, reflecting an enterprise value of approximately $566.8 (€572.0) plus cash acquired at closing, subject to post-closing adjustments.

Linxis has six leading brands – Bakon, Diosna, Shaffer, Shick Esteve, Unifiller, and VMI – that serve customers in over 100 countries. With a global manufacturing, sales and service footprint, Linxis specializes in design, manufacturing, and service of dosing, kneading, mixing, granulating, drying and coating technologies that are complementary to the equipment and solutions offered under Hillenbrand's Coperion brand. Linxis will be included in our Advanced Process Solutions reportable operating segment.

Proposed acquisition of Peerless Food Equipment

On November 3, 2022, the Company signed a definitive agreement to acquire from Illinois Tool Works Inc. its Peerless Food Equipment division (“Peerless”), a premier supplier of industrial food processing equipment, for a purchase price of $59.0, subject to customary post-closing adjustments. Headquartered in Sidney, Ohio, Peerless is highly complementary to certain Linxis brands. This transaction is expected to close during the fiscal first quarter of 2023. Peerless will be included in our Advanced Process Solutions reportable operating segment.

Divestiture of flow control businesses

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The sale included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheets as of September 30, 2022 and 2021.

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

As a result of the ABEL divestiture, the Company recorded a pre-tax gain of $35.5, after post-closing adjustments, in the Consolidated Statement of Operations during the year ended September 30, 2021. The related tax effect resulted in tax expense of $3.8 included within income tax expense in the Consolidated Statement of Operations during the year ended September 30, 2021. The Company incurred $3.9 of transaction costs associated with the divestiture during the year ended September 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. ABEL’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on March 10, 2021.

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

As a result of the TerraSource divestiture, the Company recorded a pre-tax loss of $3.1, after post-closing adjustments, in the Consolidated Statement of Operations during the year ended September 30, 2022. The Company incurred $0.4 of transaction costs associated with the divestiture during the year ended September 30, 2022, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021. Subsequent to the divestiture, the Company’s equity interest in Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$2,940.9	100.0	$2,864.8	100.0
Gross profit	954.6	32.5	957.3	33.4
Operating expenses	522.1	17.8	526.4	18.4
Amortization expense	54.0		55.7
Loss (gain) on divestitures	3.1		(67.1)
Impairment charges	—		11.2
Interest expense	69.8		77.6
Other income, net	8.4		0.3
Income tax expense	98.8		98.6
Net income attributable to Hillenbrand	208.9		249.9

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021

Net revenue increased $76.1 (3%), which included unfavorable foreign currency impact (4%).

•Advanced Process Solutions’ net revenue increased $24.1 (2%) primarily due to an increase in large plastics systems sales, favorable pricing, and higher aftermarket parts and service net revenue, partially offset by the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021. Foreign currency impact decreased net revenue by 6%.

•Molding Technology Solutions’ net revenue increased $49.8 (5%), primarily driven by an increase in injection molding equipment sales and favorable pricing. Foreign currency impact decreased net revenue by 3%.

•Batesville’s net revenue increased $2.2 (0.4%) primarily due to an increase in average selling price driven by a commodity surcharge in 2022, mostly offset by a decrease in volume. Lower volume was driven by a decrease in burial casket sales primarily due to estimated lower deaths associated with the declining effects of the COVID-19 pandemic and an estimated increased rate at which families opted for cremation.

Gross profit decreased $2.7 (0.3%). Gross profit margin decreased 90 basis points to 32.5%. On an adjusted basis, which excludes restructuring and restructuring-related charges ($2.2 in 2022 and $10.3 in 2021), business acquisition, integration, and development costs ($0.4 in 2022 and $3.8 in 2021), and other one-time costs ($1.0 in 2022 and $0.5 in 2021), gross profit decreased $14.4 (2%), and adjusted gross profit margin decreased 140 basis points to 32.6%.

•Advanced Process Solutions’ gross profit increased $10.2 (2%), primarily due to favorable pricing, an increase in volume, and productivity improvements and synergies, partially offset by cost inflation, and the divestitures of Red Valve, ABEL, and TerraSource. Foreign currency impact decreased gross profit by 6%. Gross profit margin improved 10 basis points to 34.5% in 2022, primarily due to favorable pricing and productivity improvements, partially offset by cost inflation.

Advanced Process Solutions’ gross profit included restructuring and restructuring-related charges ($2.1 in 2022 and $7.6 in 2021), business acquisition, disposition, and integration costs ($0.1 in 2022 and $1.9 in 2021), and other one-time costs ($0.8 in 2022 and $0.5 in 2021). Excluding these charges, adjusted gross profit increased $3.2 (1%) and adjusted gross profit margin decreased 40 basis points to 34.8%.

•Molding Technology Solutions’ gross profit increased $21.3 (7%), primarily due to favorable pricing, an increase in volume, and productivity improvements and synergies, partially offset by cost inflation. Foreign currency impact decreased gross profit by 3%. Gross profit margin improved 60 basis points to 31.1% in 2022, primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation.

Molding Technology Solutions’ gross profit included restructuring and restructuring-related charges ($0.1 in 2022 and $2.6 in 2021), and business acquisition, disposition, and integration costs ($0.3 in 2022 and $1.9 in 2021). Excluding these charges, adjusted gross profit increased $16.9 (5%) and adjusted gross profit margin improved 20 basis points to 31.2%.

•Batesville’s gross profit decreased $34.2 (15%) and gross profit margin decreased 560 basis points to 30.5%. The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, and wages and benefits, lower volume, and incremental costs driven by supply chain disruptions, partially offset by an increase in average selling price and productivity initiatives.

Operating expenses decreased $4.3 (1%), primarily due to the divestitures of Red Valve, ABEL and TerraSource, synergy savings, and a decrease in variable compensation, partially offset by an increase in strategic investments, cost inflation, and an increase in one-time costs including reserves against certain receivables. Foreign currency impact decreased operating expenses by 3%. Our operating expense-to-revenue ratio improved 60 basis points to 17.8%. Operating expenses included the following items:

	Year Ended September 30,
	2022	2021
Business acquisition, disposition, and integration costs	$31.2	$31.4
Restructuring and restructuring-related charges	1.5	4.1
Other one-time costs	2.6	—

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and other one-time costs including reserves against certain receivables, operating expenses decreased $4.3 (1%), which included favorable foreign currency impact (3%). Adjusted operating expenses as a percentage of net revenue improved 50 basis points to 16.6%.

Amortization expense decreased $1.7 (3%), primarily due to the impact of foreign currency (3%).

Loss (gain) on divestitures was a loss of $3.1 in the current year due to the loss realized on the divestiture of TerraSource and a gain of $67.1 in the prior year due to the gains realized on the divestitures of Red Valve and ABEL. For further information on divestitures, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Impairment charges decreased $11.2 due to a one-time valuation adjustment related to TerraSource assets held for sale during 2021. For further information on the one-time valuation adjustment, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Other income, net increased $8.1, primarily due to increases in interest income and gains on the sale of property, plant, and equipment.

The effective tax rate was 31.5% in fiscal 2022 compared to 27.9% in fiscal 2021. The increase in the effective tax rate was primarily driven by an increase in tax expense associated with distributions from foreign subsidiaries, an increase in non-deductible executive compensation, and the impact of divestitures in the prior period, partially offset by a reduction of the provisions for uncertain tax positions in the prior period and the revaluation of deferred tax balances as a result of foreign currency fluctuations.

Our adjusted effective income tax rate was 29.1% in 2022 compared to 28.7% in 2021. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•The divestitures of TerraSource, ABEL and Red Valve ($0.6 expense in 2022 and $7.4 expense in 2021);
•The impact of Milacron tax loss carryforwards on net domestic taxes on foreign earnings ($3.9 expense in 2022 and $0.6 expense in 2021);
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($1.8 benefit in 2022 and $1.6 expense in 2021); and
•Adjustments previously discussed within this section ($22.3 benefit in 2022 and $28.3 benefit in 2021).

Excluding these items, the increase in the current year adjusted effective tax rate was primarily due to an increase in tax expense associated with distributions from foreign subsidiaries and an increase in non-deductible executive compensation, partially offset by a reduction of the provisions for uncertain tax positions in the prior period.

OPERATIONS REVIEW — ADVANCED PROCESS SOLUTIONS

	Year Ended September 30,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$1,269.8	100.0	$1,245.7	100.0
Gross profit	438.4	34.5	428.2	34.4
Operating expenses	207.7	16.4	220.9	17.7
Amortization expense	17.6		19.4
Impairment charge	—		11.2

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021

Net revenue increased $24.1 (2%) primarily due to an increase in large plastics systems sales, favorable pricing, and higher aftermarket parts and service net revenue, partially offset by the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021. Foreign currency impact decreased net revenue by 6%.

We expect future net revenue for Advanced Process Solutions to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment and solutions for customers. Though backlog can be an indicator of future net revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars. Order backlog increased $48.5 (4%) from $1,349.4 at September 30, 2021, to $1,397.9 at September 30, 2022. The increase in order backlog was primarily driven by an increase in large plastics systems, the acquisition of Herbold, and aftermarket parts and service, partially offset by unfavorable foreign currency impact (15%), and the divestiture of TerraSource. On a sequential basis, order backlog increased $169.3 (14%) to $1,397.9 at September 30, 2022, up from $1,228.6 at June 30, 2022, primarily due to an increase in large plastics systems and the acquisition of Herbold, partially offset by the impact of foreign currency (6%).

Gross profit increased $10.2 (2%), primarily due to favorable pricing, an increase in volume, and productivity improvements and synergies, partially offset by cost inflation, and the divestitures of Red Valve, ABEL, and TerraSource. Foreign currency impact decreased gross profit by 6%. Gross profit margin improved 10 basis points to 34.5% in 2022, primarily due to favorable pricing and productivity improvements, partially offset by cost inflation.

Advanced Process Solutions’ gross profit included restructuring and restructuring-related charges ($2.1 in 2022 and $7.6 in 2021), business acquisition, disposition, and integration costs ($0.1 in 2022 and $1.9 in 2021), and other one-time costs ($0.8 in 2022 and $0.5 in 2021). Excluding these charges, adjusted gross profit increased $3.2 (1%) and adjusted gross profit margin decreased 40 basis points to 34.8%.

Operating expenses decreased $13.2 (6%), primarily due to the divestitures of Red Valve, ABEL, and TerraSource, synergy savings from restructuring actions, a decrease in restructuring and restructuring-related charges, and a decrease in business acquisition, disposition, and integration costs, partially offset by an increase in strategic investments and cost inflation. Foreign currency impact decreased operating expenses by 6%. Operating expenses as a percentage of net revenue improved 130 basis points to 16.4%.

Operating expenses included other one-time costs including reserves against certain receivables ($2.6 in 2022), business acquisition, disposition, and integration costs ($1.5 in 2022 and $3.1 in 2021), and restructuring and restructuring-related charges ($0.1 in 2022 and $2.5 in 2021).  Excluding these items, adjusted operating expenses decreased $11.4 (5%), which included favorable foreign currency impact (6%). Adjusted operating expenses as a percentage of net revenue improved 130 basis points to 16.0%.

Amortization expense decreased $1.8 (9%), primarily due to the impact of foreign currency (6%).

Impairment charges decreased $11.2 due to a one-time valuation adjustment related to TerraSource assets held for sale during 2021. For further information on the one-time valuation adjustment, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

OPERATIONS REVIEW — MOLDING TECHNOLOGY SOLUTIONS

	Year Ended September 30,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$1,045.5	100.0	$995.7	100.0
Gross profit	325.4	31.1	304.1	30.5
Operating expenses	149.5	14.3	142.4	14.3
Amortization expense	36.4		36.3

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021

Net revenue increased $49.8 (5%), primarily driven by an increase in injection molding equipment sales and favorable pricing. Foreign currency impact decreased net revenue by 3%.

Order backlog decreased $1.5 (0.4%) from $365.6 at September 30, 2021, to $364.1 at September 30, 2022. Foreign currency impact decreased order backlog by 3%. On a sequential basis, order backlog decreased $56.1 (13%) to $364.1 at September 30, 2022, down from $420.2 at June 30, 2022. The decrease in order backlog was primarily driven by a decrease in orders within our injection molding, extrusion, and hot runner equipment product lines.

Gross profit increased $21.3 (7%) primarily due to favorable pricing, an increase in volume, and productivity improvements and synergies, partially offset by cost inflation. Foreign currency impact decreased gross profit by 3%. Gross profit margin improved 60 basis points to 31.1% in 2022, primarily due to favorable pricing and productivity improvements including synergies, partially offset by cost inflation.

Molding Technology Solutions’ gross profit included restructuring and restructuring-related charges ($0.1 in 2022 and $2.6 in 2021), and business acquisition, disposition, and integration costs ($0.3 in 2022 and $1.9 in 2021). Excluding these charges, adjusted gross profit increased $16.9 (5%) and adjusted gross profit margin improved 20 basis points to 31.2%.

Operating expenses increased $7.1 (5%), primarily due to cost inflation and an increase in strategic investments, partially offset by synergies and savings from restructuring actions. Foreign currency impact decreased operating expense by 2%. Operating expenses as a percentage of net revenue remained flat at 14.3%.

Operating expenses included business acquisition, disposition, and integration costs ($1.3 in 2022 and $1.1 in 2021) (including severance costs related to the Milacron integration) and restructuring and restructuring-related charges ($0.5 in 2022 and $0.7 in 2021). Excluding these charges, adjusted operating expenses as a percentage of net revenue remained flat at 14.1%.

OPERATIONS REVIEW — BATESVILLE

	Year Ended September 30,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$625.6	100.0	$623.4	100.0
Gross profit	190.8	30.5	225.0	36.1
Operating expenses	70.8	11.3	75.0	12.0

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021

Net revenue increased $2.2 (0.4%), primarily due to an increase in average selling price driven by a commodity surcharge in 2022, mostly offset by a decrease in volume. Lower volume was driven by a decrease in burial casket sales primarily due to estimated lower deaths associated with the declining effects of the COVID-19 pandemic and an estimated increased rate at which families opted for cremation.

Gross profit decreased $34.2 (15%), and gross profit margin decreased 560 basis points to 30.5%. The decrease in gross profit and gross profit margin was primarily due to inflation in commodities, fuel, and wages and benefits, lower volume, and incremental costs driven by supply chain disruptions, partially offset by an increase in average selling price and productivity initiatives.

Operating expenses decreased $4.2 (6%) to $70.8 in 2022, primarily due to cost containment actions, a decrease in variable compensation, and a decrease in restructuring and restructuring-related charges, partially offset by inflation. Operating expenses as a percentage of net revenue improved 70 basis points to 11.3%.

Operating expenses included restructuring and restructuring related charges ($0.1 in 2022 and $0.8 in 2021). Excluding the charges adjusted operating expenses as a percentage of net revenue improved 50 basis points to 11.3%

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$65.3	2.2	$62.0	2.2
Business acquisition, disposition, and integration costs	28.0	1.0	26.1	0.9
Restructuring and restructuring-related charges	0.8	—	—	—
Operating expenses	$94.1	3.2	$88.1	3.1

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

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021

Operating expenses increased $6.0 (7%) in 2022, primarily due to increase in strategic investments, cost inflation, and an increase in business acquisition, disposition, and integration costs, partially offset by a decrease in variable compensation. Operating expenses as a percentage of net revenue were 3.2%, an increase of 10 basis points from the prior year.

Core operating expenses increased $3.3 (5%) in 2022, primarily due to an increase in strategic investments and cost inflation, partially offset by a decrease in variable compensation. Operating expenses as a percentage of net revenue remained flat at 2.2%.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA.

	Year Ended September 30,
	2022	2021
Consolidated net income	$215.2	$255.2
Interest income	(5.5)	(3.4)
Interest expense	69.8	77.6
Income tax expense	98.8	98.6
Depreciation and amortization	108.2	115.2
EBITDA	486.5	543.2
Impairment charge (1)	—	11.2
Business acquisition, disposition, and integration costs (2)	31.3	34.5
Restructuring and restructuring-related charges (3)	3.2	14.5
Loss (gain) on divestiture (4)	3.1	(67.1)
Other	3.3	1.9
Adjusted EBITDA	$527.4	$538.2

(1)Hillenbrand recorded a $11.2 valuation adjustment related to assets held for sale within the Advanced Process Solutions reportable operating segment during 2021. For further information on the impairment charge, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
(2)Business acquisition, disposition, and integration costs during 2022 primarily included professional fees related to the Gabler, Herbold, and Linxis acquisitions and professional fees and employee-related costs attributable to the integration of Milacron and the divestiture of TerraSource. Business acquisition, disposition, and integration costs during 2021 primarily included professional fees and employee-related costs attributable to the integration of Milacron and divestitures of Red Valve and ABEL.
(3)Restructuring and restructuring-related charges primarily included severance costs, unrelated to the acquisition and integration of Milacron, during 2022 and 2021.
(4)The current year amount represents the loss on divestiture of TerraSource. The prior year amount represents the gain on divestitures of Red Valve and ABEL.

Consolidated net income for 2022 compared to 2021 decreased $40.0 (16%). The decrease was primarily driven by cost inflation, the gain on the divestitures of Red Valve and ABEL in 2021, a decrease in volume at the Batesville reportable operating segment, and an increase in strategic investments, partially offset by favorable pricing and productivity improvements, and an increase in demand for equipment within the Advanced Process Solutions and Molding Technology Solutions reportable operating segments. Foreign currency impact decreased consolidated net income $13.9.

Consolidated adjusted EBITDA for 2022 compared to 2021 decreased $10.8 (2%). The decrease was primarily driven by cost inflation, a decrease in volume at the Batesville reportable operating segment, and an increase in strategic investments, partially offset by favorable pricing and productivity improvements, and an increase in demand for equipment within the Advanced Process Solutions and Molding Technology Solutions reportable operating segments. Foreign currency impact decreased consolidated adjusted EBITDA by $21.8.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months.  We describe actual results in generating and using cash by comparing 2022 to 2021.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.
We have taken proactive measures to maintain financial flexibility within the landscape of the ongoing Ukraine War and other uncertainties. We believe the Company ended the fiscal year with and continues to have sufficient liquidity to operate in the current business environment.

As of September 30, 2022, we had $1,174.3 of maximum borrowing capacity under the Credit Agreement (defined below), of which $901.3 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $19.0 for outstanding letters of credit issued under the Credit Agreement. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Credit Agreement, subject to approval of the lenders.

In the normal course of business, operating companies within the Advanced Process Solutions and Molding Technology Solutions reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of September 30, 2022, we had guarantee arrangements totaling $373.6, under which $247.4 was utilized for this purpose. These arrangements include the L/G Facility Agreement (defined below) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €100, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of September 30, 2022, we had a transition tax liability of $16.9 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our international subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $218.0 at September 30, 2022. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

COVID-19 impact

As discussed in the COVID-19 impact section above, the Company has taken actions aimed to safeguard its capital position during the COVID-19 pandemic. We believe the Company has sufficient liquidity to operate in the current business environment. The challenges posed by the COVID-19 pandemic on our businesses continue to evolve rapidly and could evolve further as the COVID-19 pandemic continues and vaccine rollouts continue around the world. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and any of the variant strains of the virus, and we plan to take necessary steps to manage through such developments.

Ukraine War

The Ukraine War that began in February 2022 continues as of the date of this Annual Report. We have suspended all new business in Russia and Belarus but may be contractually obligated to complete existing contracts, insofar as economic sanctions do not prevent us from doing so. Russia, Belarus, and Ukraine do not constitute a material portion of our customer and supplier portfolio, however, a significant escalation or expansion of economic disruption of the Ukraine War’s current scope could have a negative effect on our consolidated results of operations and cash flows. However, we do not believe the impact will be material to our consolidated results of operations and cash flows. For more information about the Ukraine War and its effect on the Company’s business and results of operations, see Part I Item 1A. Risk Factors within this Annual Report on Form 10-K.

Leverage update

The Company’s net leverage (defined as debt, net of cash, to adjusted EBITDA) at September 30, 2022 was 1.8x. Given the strength of the Company’s Consolidated Balance Sheet and with leverage within our targeted range, the Company has resumed strategic acquisitions and opportunistic share repurchases in support of its capital structure objectives.

Subsequent event financing activities

As discussed in Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, on October 6, 2022, the Company completed the acquisition of Linxis for total aggregate consideration of $590.8 (€596.2) in cash, reflecting an enterprise value of approximately $566.8 (€572.0) plus cash acquired at closing, subject to post-closing adjustments. We utilized borrowings, subsequent to September 30, 2022, under our Facility (defined below) to fund this acquisition.

Other activities

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $16.9 recorded as of September 30, 2022. The transition tax liability is expected to be paid over the next three years.

On December 2, 2021, the Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program authorized on December 7, 2018. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  As of September 30, 2022, we repurchased approximately 4,143,000 shares under the December 2, 2021 share repurchase program for approximately $175.0 in the aggregate. At September 30, 2022, we had approximately $125.0 remaining for share repurchases under the existing authorization by the Board of Directors. During the year ended September 30, 2022, we repurchased approximately 4,767,000 shares for approximately $203.9 in the aggregate. Such shares were classified as treasury stock.

Our anticipated contribution to our defined benefit pension plans in 2023 is $9.5. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay approximately $15.0 in cash dividends each quarter based on our outstanding common stock at September 30, 2022. We increased our quarterly dividend in 2022 to $0.2175 per common share from $0.2150 per common share paid in 2021.

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

Key liquidity events

Amendments to current financing agreements

On June 8, 2022, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which governs our multi-currency revolving credit facility (the “Facility”). The Credit Agreement increases the maximum principal amount available for borrowing under the Facility to $1,000. The Credit Agreement further provides for a delayed-draw term loan facility in an aggregate principal amount of up to $200. The Credit Agreement extends the maturity date of the Facility to June 8, 2027. The Credit Agreement fully transitions interest rate benchmarks from LIBOR-based interest rates to SOFR-based interest rates for U.S. dollar borrowings.

On June 21, 2022, Hillenbrand and certain of its subsidiaries entered into a Syndicated L/G Facility Agreement (the “L/G Facility Agreement”), which replaced the Company’s Syndicated L/G Facility Agreement dated March 8, 2018, as amended (the “Prior L/G Facility Agreement”), and permits Hillenbrand and certain of its subsidiaries to request up to an aggregate of €225 in unsecured letters of credit, bank guarantees, or other surety bonds, an increase from €175 under the Prior L/G Facility Agreement. The L/G Facility Agreement also conformed certain terms with those contained in the Credit Agreement and the L/G Facility Agreement matures in June 2027.

On June 9, 2022, the Company and certain of the Company’s domestic subsidiaries entered into amendments to the Private Shelf Agreement (as amended, the “Shelf Agreement”), which conformed certain terms of the Shelf Agreement with those contained in the Credit Agreement.

See Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details on these amendments.

Cash Flows

	Year Ended September 30,
(in millions)	2022	2021
Cash flows provided by (used in)
Operating activities	$191.1	$528.4
Investing activities	(143.4)	126.0
Financing activities	(244.2)	(523.3)
Effect of exchange rate changes on cash and cash equivalents	(16.8)	8.0
Net cash flows	$(213.3)	$139.1

Operating Activities

Operating activities provided $191.1 of cash during 2022, and provided $528.4 of cash during 2021, a $337.3 (64%) decrease.  The decrease in operating cash flow was primarily due to unfavorable timing of working capital requirements related to large plastics projects and an increase in inventory due to higher customer demand and supply chain disruptions.

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

Investing Activities

The $269.4 decrease in net cash flows from investing activities during 2022 was primarily due to proceeds received of $165.8 from the divestitures of Red Valve and ABEL in fiscal 2021, the acquisitions of Gabler ($12.9) and Herbold ($77.7) in 2022, and an increase in capital expenditures. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information on these acquisitions and divestitures.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity and share repurchases. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Daily borrowing and repayment activity under the Credit Agreement may fluctuate significantly between periods as we fulfill the capital needs of our business units.

Cash used in financing activities during 2022 was $244.2, including $203.9 of common stock repurchases. Cash used in financing activities during 2021 was $523.3, including $338.8 of debt repayments, net of proceeds, which included $350.0 of proceeds from senior unsecured notes issued in 2021. The decrease in cash used in financing activities was primarily due to higher debt repayment in 2021, partially offset by an increase in repurchases of common stock.

We returned $62.0 to shareholders in 2022 in the form of quarterly dividends compared to $64.0 in 2021.  We increased our quarterly dividend in 2022 to $0.2175 per common share from $0.2150 paid during 2021.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees at September 30, 2022, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations not quantified and disclosed elsewhere in this Form 10-K as of September 30, 2022.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable and other obligations we have already incurred, have recorded, and disclosed in the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on financing agreements (1)	260.1	60.6	110.2	44.5	44.8
Purchase obligations (2)	404.0	353.8	50.2	—	—
Other obligations (3)	25.7	9.6	13.9	1.0	1.2
Total contractual obligations (4)(5)	$689.8	$424.0	$174.3	$45.5	$46.0

(1)Cash obligations for interest requirements relate to our fixed-rate debt obligations at the contractual rates as of September 30, 2022.
(2)Agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(3)Primarily includes estimated payments for transition tax liability, the estimated liquidation of liabilities related to both our self-insurance reserves and severance payments.
(4)We have excluded from the table our $33.9 liability related to uncertain tax positions as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.
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

	September 30, 2022	September 30, 2021
Combined Balance Sheets Information:
Current assets (1)	$2,590.3	$1,311.6
Non-current assets	2,656.1	5,692.1
Current liabilities	623.2	581.8
Non-current liabilities	1,289.6	1,303.9

	Year Ended September 30, 2022	Year Ended September 30, 2021
Combined Statements of Operations Information:
Net revenue (2)	$1,042.0	$999.0
Gross profit	353.5	374.2
Net income attributable to Obligors	396.7	557.6

(1) Current assets include intercompany receivables from non-guarantors of $1,868.7 and $596.8 as of September 30, 2022 and September 30, 2021, respectively.
(2) Net revenue includes intercompany sales with non-guarantors of $32.2 as of September 30, 2022 and $35.8 as of September 30, 2021.

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

We are exposed to various market risks.  We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.  Our primary exposures are typically to: fluctuations in market prices for purchases of certain commodities; volatility in interest rates associated with the Facility; volatility in the fair value of the assets held by our pension plans; and variability in exchange rates in foreign locations.

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

At September 30, 2022, our variable rate debt obligations were $6.7, which included borrowings on the Facility. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest that is based upon, at the Company’s option, (A) if denominated in US Dollars, at the Term SOFR Rate or the Alternate Base Rate (each as defined in the Credit Agreement), (B) if denominated in Japanese Yen, Canadian Dollars or Euros, at rates based on the rates offered for deposits in the applicable interbank markets for such currencies and (C) if denominated in Pounds Sterling or Swiss Francs, at SONIA and SARON, respectively (each as defined in the Credit Agreement), plus, in each case, a margin based on the Company’s leverage ratio. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed borrowings under our variable rate debt obligations remained unchanged for the next fiscal year, a one percentage point change in the related interest rates would decrease or increase our annual interest expense by approximately $0.1.

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

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  The aggregate notional amount of all derivative instruments was $173.1 and $186.4 at September 30, 2022 and 2021, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $3.0 and $1.9 (included in prepaid expenses and other current assets) and liabilities of $8.0 and $2.5 (included in other current liabilities and other long-term liabilities) at September 30, 2022 and 2021, respectively. The fair value of these financial instruments would hypothetically change by approximately $9.2 and $6.2 as of September 30, 2022 and 2021, respectively, if there were a 10% movement in end-of-period market rates.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our Consolidated Balance Sheets.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation or depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of approximately $120.8 and $121.0 as of September 30, 2022 and 2021, respectively.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2022.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

By:	/s/ Megan A. Walke
Megan A. Walke
Vice President and Chief Accounting Officer

By:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

By:	/s/ Kimberly K. Ryan
Kimberly K. Ryan
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hillenbrand, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hillenbrand, Inc.’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hillenbrand, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Herbold Meckesheim GmbH (Herbold), which is included in the 2022 consolidated financial statements of Hillenbrand, Inc. and constituted less than 5% of total consolidated assets as of September 30, 2022 and less than 1% of total consolidated net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Herbold.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and consolidated financial statement schedule listed in the Index at Item 15(a)(2) and our report dated November 16, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cincinnati, Ohio
November 16, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hillenbrand, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hillenbrand, Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and consolidated financial statement schedule listed in the Index at Item 15(a)(2) (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 16, 2022, expressed an unqualified opinion thereon.

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

Revenue Recognition - Over Time Revenue Recognition for Long-Term Manufacturing Contracts
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, $740.4 million of the Company’s total net revenue for the year ended September 30, 2022, relates to net revenue recognized over time from long-term manufacturing contracts and is based on the cost-to-cost input method. Under this method, the Company recognizes net revenue, cost and gross margin over time based on costs incurred to date relative to total estimated cost at completion.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to recognize net revenue over time on long-term manufacturing contracts, including controls over management’s review of the significant underlying assumptions described above.

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
At September 30, 2022, the Company has recorded goodwill of $635.1 million within the Molding Technology Solutions reportable operating segment. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually on July 1st, or more frequently upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the reporting unit may have decreased below the carrying value. The Company’s annual impairment test on July 1, 2022, did not result in an impairment of goodwill for any of the Company’s reporting units.

Auditing management’s annual goodwill impairment test on July 1, 2022, related to the reporting units within the Molding Technology Solutions reportable operating segment was challenging due to the complexity of forecasting the long-term cash flows of these reporting units and the significant estimation uncertainty of certain assumptions included within such forecasts. The significant estimation uncertainty was primarily due to the sensitivity of the reporting units’ fair value to changes in the significant assumptions used in the income approach, such as forecasted net revenue, EBITDA margins, long-term and terminal growth rates, and discount rates. These significant assumptions require a high degree of estimation and judgment based on an evaluation of historical performance, current and forecasted industry trends, and macroeconomic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s annual goodwill impairment process, including controls over management’s review of the significant assumptions described above as well as controls over management’s review of its financial forecasts and carrying values of its reporting units.

To test the estimated fair value of the reporting units within the Molding Technology Solutions reportable operating segment, we performed audit procedures that included, among others, using an internal valuation specialist to assist in our evaluation of the methodologies and certain significant assumptions used by the Company, specifically the discount rates. We assessed the reasonableness of the Company’s assumptions around forecasted net revenue, EBITDA margins, long-term and terminal growth rates, and discount rates by comparing those assumptions to recent historical performance, current and forecasted economic and industry trends, and financial forecasts. We also assessed the reasonableness of estimates included in the Company’s reporting units’ financial forecasts by evaluating how such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy of forecasting reporting unit net revenue and EBITDA margins by comparing past forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the reporting units fair value calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Cincinnati, Ohio
November 16, 2022

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2022	2021	2020
Net revenue	$2,940.9	$2,864.8	$2,517.0
Cost of goods sold	1,986.3	1,907.5	1,703.7
Gross profit	954.6	957.3	813.3
Operating expenses	522.1	526.4	538.2
Amortization expense	54.0	55.7	71.9
Loss (gain) on divestitures	3.1	(67.1)	3.5
Impairment charges	—	11.2	144.8
Interest expense	69.8	77.6	77.4
Other income, net	8.4	0.3	4.0
Income (loss) before income taxes	314.0	353.8	(18.5)
Income tax expense	98.8	98.6	34.9
Consolidated net income (loss)	215.2	255.2	(53.4)
Less: Net income attributable to noncontrolling interests	6.3	5.3	6.7
Net income (loss) attributable to Hillenbrand	$208.9	$249.9	$(60.1)

Net income (loss) — per share of common stock
Basic earnings (loss) per share	$2.91	$3.34	$(0.82)
Diluted earnings (loss) per share	$2.89	$3.31	$(0.82)
Weighted-average shares outstanding — basic	71.7	74.9	73.4
Weighted-average shares outstanding — diluted	72.2	75.4	73.4

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended September 30,
	2022	2021	2020
Consolidated net income (loss)	$215.2	$255.2	$(53.4)
Other comprehensive (loss) income, net of tax
Currency translation	(129.0)	34.1	43.1
Pension and postretirement	16.4	20.4	(1.3)
Change in net unrealized gain on derivative instruments	1.1	1.9	1.5
Total other comprehensive (loss) income, net of tax	(111.5)	56.4	43.3
Consolidated comprehensive income (loss)	103.7	311.6	(10.1)
Less: Comprehensive income attributable to noncontrolling interests	4.1	5.2	6.2
Comprehensive income (loss) attributable to Hillenbrand	$99.6	$306.4	$(16.3)

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$234.1	$446.1
Trade receivables, net	312.3	323.5
Receivables from long-term manufacturing contracts	213.3	121.9
Inventories	533.8	411.6
Prepaid expenses and other current assets	109.4	131.4
Total current assets	1,402.9	1,434.5
Property, plant, and equipment, net	281.0	295.1
Operating lease right-of-use assets	123.5	138.1
Intangible assets, net	810.7	913.9
Goodwill	1,159.4	1,168.6
Other long-term assets	90.0	64.7
Total Assets	$3,867.5	$4,014.9

LIABILITIES
Current Liabilities
Trade accounts payable	$433.0	$361.3
Liabilities from long-term manufacturing contracts and advances	290.3	296.6
Accrued compensation	110.6	123.5
Other current liabilities	243.9	253.7
Total current liabilities	1,077.8	1,035.1
Long-term debt	1,222.1	1,212.9
Accrued pension and postretirement healthcare	101.3	151.6
Operating lease liabilities	92.6	105.6
Deferred income taxes	210.2	206.7
Other long-term liabilities	55.5	70.8
Total Liabilities	2,759.5	2,782.7

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 68.9 and 72.7 shares outstanding)	—	—
Additional paid-in capital	723.8	725.4
Retained earnings	812.0	666.2
Treasury stock (6.9 and 3.1 shares), at cost	(297.3)	(135.7)
Accumulated other comprehensive loss	(155.6)	(46.3)
Hillenbrand Shareholders’ Equity	1,082.9	1,209.6
Noncontrolling interests	25.1	22.6
Total Shareholders’ Equity	1,108.0	1,232.2

Total Liabilities and Equity	$3,867.5	$4,014.9

 See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2022	2021	2020
Operating Activities
Consolidated net income (loss)	$215.2	$255.2	$(53.4)
Adjustments to reconcile consolidated net income (loss) to cash provided by operating activities:
Depreciation and amortization	108.2	115.1	130.6
Impairment charges	—	11.2	144.8
Deferred income taxes	23.5	12.2	(19.5)
Amortization of deferred financing costs	3.6	7.2	3.9
Share-based compensation	21.3	19.7	14.0
Settlement of Milacron share-based equity awards	—	—	5.9
Loss (gain) on divestitures	3.1	(67.1)	3.5
Trade receivables and receivables from long-term manufacturing contracts	(115.9)	(24.2)	91.7
Inventories	(125.5)	(33.4)	58.5
Prepaid expenses and other current assets	(23.2)	(1.7)	19.0
Trade accounts payable	105.5	91.3	(68.2)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(14.1)	148.2	(2.5)
Income taxes payable	7.9	(5.9)	16.4
Defined benefit plan funding	(10.5)	(11.6)	(12.4)
Defined benefit plan expense	1.7	3.1	6.8
Other, net	(9.7)	9.1	15.7
Net cash provided by operating activities	191.1	528.4	354.8

Investing Activities
Capital expenditures	(50.3)	(40.0)	(35.9)
Proceeds from sales of property, plant, and equipment	2.0	0.2	21.2
Acquisitions of businesses, net of cash acquired	(90.6)	—	(1,503.1)
Proceeds from divestitures, net of cash divested	(4.5)	165.8	221.9
Net cash (used in) provided by investing activities	(143.4)	126.0	(1,295.9)

Financing Activities
Proceeds from issuance of long-term debt	—	350.0	1,125.2
Repayments of long-term debt	—	(688.8)	(186.3)
Proceeds from revolving credit facility	83.0	395.0	1,351.7
Repayments on revolving credit facility	(74.3)	(395.0)	(1,353.9)
Payment of deferred financing costs	(3.7)	(5.4)	(14.7)
Payment of dividends on common stock	(62.0)	(64.0)	(63.4)
Repurchases of common stock	(203.9)	(121.1)	—
Proceeds from stock option exercises and other	25.3	13.1	1.2
Payments for employee taxes on net settlement equity awards	(7.0)	(3.5)	(1.9)
Other, net	(1.6)	(3.6)	(3.0)
Net cash (used in) provided by financing activities	(244.2)	(523.3)	854.9

Effect of exchange rate changes on cash and cash equivalents	(16.8)	8.0	(1.4)

Net cash flows	(213.3)	139.1	(87.6)

Cash, cash equivalents, and restricted cash:
At beginning of period	450.9	311.8	399.4
At end of period	$237.6	$450.9	$311.8

Cash paid for interest	$62.6	$63.2	$56.7
Cash paid for income taxes	$71.5	$93.2	$39.2
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	September 30,
	2022	2021
Cash and cash equivalents	$234.1	$446.1
Short-term restricted cash included in other current assets	3.5	1.3
Cash and cash equivalents held for sale	—	3.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$237.6	$450.9
See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss		Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2019	63.9	$345.3	$599.5	1.2	$(50.1)	$(140.6)		$15.7	$769.8
Total other comprehensive income (loss), net of tax	—	—	—	—	—	43.8		(0.5)	43.3
Net (loss) income	—	—	(60.1)	—	—	—		6.7	(53.4)
Issuance/retirement of stock for stock awards/options	—	(7.6)	—	(0.2)	6.9	—		—	(0.7)
Share-based compensation	—	14.0	—	—	—	—		—	14.0
Dividends ($0.8500 per share)	—	0.6	(64.0)	—	—	—		(1.5)	(64.9)
Common stock issued to acquire Milacron (see Note 4)	11.9	371.3	—	—	—	—		—	371.3
Reclassifications of certain income tax effects (1)	—	—	6.0	—	—	(6.0)	0	—	—
Balance at September 30, 2020	75.8	723.6	481.4	1.0	(43.2)	(102.8)		20.4	1,079.4
Total other comprehensive income (loss), net of tax	—	—	—	—	—	56.5		(0.1)	56.4
Net income	—	—	249.9	—	—	—		5.3	255.2
Issuance/retirement of stock for stock awards/options	—	(19.0)	—	(0.7)	28.6	—		—	9.6
Share-based compensation	—	19.7	—	—	—	—		—	19.7
Purchases of common stock	—	—	—	2.8	(121.1)	—		—	(121.1)
Dividends ($0.8600 per share)	—	1.1	(65.1)	—	—	—		(3.0)	(67.0)
Balance at September 30, 2021	75.8	725.4	666.2	3.1	(135.7)	(46.3)		22.6	1,232.2
Total other comprehensive loss, net of tax	—	—	—	—	—	(109.3)		(2.2)	(111.5)
Net income	—	—	208.9	—	—	—		6.3	215.2
Issuance/retirement of stock for stock awards/options	—	(24.0)	—	(1.0)	42.3	—		—	18.3
Share-based compensation	—	21.3	—	—	—	—		—	21.3
Purchases of common stock	—	—	—	4.8	(203.9)	—		—	(203.9)
Dividends ($0.8700 per share)	—	1.1	(63.1)	—	—	—		(1.6)	(63.6)
Balance at September 30, 2022	75.8	$723.8	$812.0	6.9	$(297.3)	$(155.6)		$25.1	$1,108.0

(1)Income tax effects were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of Accounting Standards Update (“ASU”) 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 11 for more information.

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

As a result of the Russian Federation’s invasion of Ukraine in February 2022 (the “Ukraine War”), various nations, including the U.S., have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. Any such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions. The effects of the Ukraine War and such associated measures on management’s estimates and consolidated results of operations through September 30, 2022, are reflected in the Consolidated Financial Statements. As of and for the year-end September 30, 2022, the effects of the Ukraine War have not had a material impact on the Consolidated Financial Statements.

In addition, it has now been more than two years since March 11, 2020, when the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The effects of the COVID-19 pandemic and such associated measures on management’s estimates and consolidated results of operations through September 30, 2022 are reflected in the Consolidated Financial Statements. Given the unprecedented nature of the COVID-19 pandemic, the Company cannot reasonably estimate the full extent of the impact that the COVID-19 pandemic will continue to have on its consolidated financial condition, and the consolidated results of operations, and cash flows in the foreseeable future. The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides or if variant strains of the virus further impacts the global economy or the Company. Events and changes in circumstances arising after September 30, 2022, including those resulting from the COVID-19 pandemic and Ukraine War, will be reflected in management’s estimates for future periods in subsequent periodic filings.

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

Foreign currency translation — The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive loss in shareholders’ equity.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in other income, net within the Consolidated Statements of Operations when the transaction is settled.

Cash and cash equivalents include short-term investments with original maturities of three months or less.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for doubtful accounts is a best estimate of the amount of probable credit losses and collection risk in the existing trade receivables portfolio. The allowance for cash discounts is based upon historical experience and trends. Account balances are charged against the allowance when the Company believes it is probable the trade receivables will not be recovered. The Company generally holds trade receivables until they are collected. At September 30, 2022 and 2021, the Company had allowances against trade receivables of $23.1 and $26.0, respectively.

The Company specifically considered the impact of the Ukraine War and the COVID-19 pandemic on its trade receivables and determined there was no material impact on existing trade receivables at September 30, 2022 or 2021.

Inventories are valued at the lower of cost or net realizable value.  Inventory costs that are determined by the last-in, first-out (“LIFO”) method represented approximately 10% of inventories at both September 30, 2022 and 2021.  Costs of remaining inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods. If the FIFO method of inventory accounting, which approximates current cost, had been used for inventories accounted for using the LIFO method, those inventories would have been $22.7 and $16.2 higher than reported at September 30, 2022 and 2021, respectively. Inventories are comprised of the following amounts:

	September 30,
	2022	2021
Raw materials and components	$216.8	$153.1
Work in process	116.7	104.0
Finished goods	200.3	154.5
Total inventories	$533.8	$411.6

The Company specifically considered the impact of the Ukraine War and the COVID-19 pandemic on its inventories, and determined there was no material impact on existing inventories at September 30, 2022 or 2021.

Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method based on estimated useful lives of three to 50 years for buildings and improvements and three to 25 years for machinery and equipment. Major improvements that extend the useful lives of such assets are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected within other income, net on the Consolidated Statements of Operations. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset (i.e. fair value) are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. There was no impairment loss during the years ended September 30, 2022, 2021, or 2020. Total depreciation expense for the years ended September 30, 2022, 2021, and 2020 was $51.2, $56.1, and $55.7, respectively. Property, plant, and equipment are summarized as follows:

	September 30, 2022		September 30, 2021
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$26.7	$(4.3)	$26.2	$(3.8)
Buildings and building equipment	165.8	(84.8)	164.7	(79.1)
Machinery and equipment	500.9	(323.3)	485.8	(298.7)
Total	$693.4	$(412.4)	$676.7	$(381.6)

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

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the years ended September 30, 2022 and 2021:

	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Balance September 30, 2020	$485.1	$644.4	$8.3	$1,137.8
Acquisitions (1)	—	19.6	—	19.6
Foreign currency adjustments	(0.2)	11.4	—	11.2
Balance September 30, 2021	484.9	675.4	8.3	1,168.6
Acquisitions (2)	74.9	—	—	74.9
Foreign currency adjustments	(43.8)	(40.3)	—	(84.1)
Balance September 30, 2022	$516.0	$635.1	$8.3	$1,159.4

(1)Final measurement period adjustments related to acquisition of Milacron Holdings Corp (“Milacron”) in fiscal 2020.
(2)See Note 4 for further information on the acquisitions of Gabler Engineering GmbH and affiliate (“Gabler”) and Herbold Meckesheim GmbH (“Herbold”) .

Annual impairment assessment

Testing for impairment of goodwill and indefinite-lived intangible assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the asset or reporting unit may have decreased below the carrying value.

The Company performed its annual July 1 goodwill and indefinite-lived intangible asset impairment assessments for all reporting units. For all reporting units, the fair value was determined to exceed the carrying value, resulting in no impairment to goodwill as part of this test for the years ended September 30, 2022 and 2021. As a result of the Milacron acquisition in fiscal 2020, there is less cushion, or headroom, for the reporting units with the Molding Technology Solutions reportable operating segment. The estimated fair value, as calculated at July 1, 2022, for all three reporting units within the Molding Technology Solutions reportable operating segment ranged from approximately 13% to 54% greater than their carrying value (9% to 45% at the previous impairment assessment date).

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

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment, achievement of synergy initiatives, market data and market multiples, discount rates, and terminal growth rates, as well as future levels of net revenue growth and operating margins, which are based upon the Company’s strategic plan. The strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rates may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other factors. While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

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

Impairment recorded in 2020

Fourth quarter of 2020

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource Global (“TerraSource”) and flow control businesses, which included the Red Valve business (“Red Valve”) and Abel Pumps business (“ABEL”), which operated within the Advanced Process Solutions reportable operating segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. The Company had determined that these businesses met the criteria to be classified as held for sale, and therefore classified the related assets and liabilities as held for sale. As a result of classifying these reporting units within the Advanced Process Solutions reportable operating segment as held for sale at September 30, 2020, the Company recorded a goodwill impairment of $16.9 during the fourth quarter of 2020.

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

The impairment charges to goodwill and the intangible assets were nondeductible for tax purposes. The following table summarizes the impairment charges during the second quarter of 2020 by reportable operating segment recorded by the Company during the year ended September 30, 2020:

	Advanced Process Solutions	Molding Technology Solutions	Total
Goodwill	$72.3	$—	$72.3
Trade names	0.7	7.9	8.6
Technology, including patents	—	1.6	1.6
Total	$73.0	$9.5	$82.5

Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which the Company expects to receive future economic benefits from these intangible assets.  The Company assesses the carrying value of indefinite-lived trade names annually, or more often if events or changes in circumstances indicate there may be impairment. Estimated amortization expense related to intangible assets for the next five years is: $52.8 in 2023, $52.6 in 2024, $49.9 in 2025, $49.1 in 2026, and $49.3 in 2027.

	September 30, 2022		September 30, 2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	740.6	(222.0)	798.8	(195.4)
Technology, including patents	132.9	(68.4)	137.6	(62.7)
Software	72.2	(62.1)	68.3	(59.4)
	945.7	(352.5)	1,004.7	(317.5)
Indefinite-lived assets:
Trade names	217.5	—	226.6	—

Total	$1,163.2	$(352.5)	$1,231.3	$(317.5)

The net change in intangible assets during the years ended September 30, 2022 and 2021, was driven primarily by amortization and foreign currency adjustments.

Annual impairment assessment

As a result of the required annual impairment assessment performed in the fourth quarter of 2022 and 2021, as discussed in the goodwill section above, the fair value of indefinite-lived trade names was determined to exceed the carrying value for all indefinite-lived trade names, resulting in no impairment to indefinite-lived trade names as a result of the annual impairment tests during the years ended September 30, 2022 and 2021. The key assumptions used to determine the fair value of the Company’s indefinite-lived trade names are consistent with those described in the Goodwill section above.

Impairment recorded in 2020

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

Pension and postretirement benefit plans — We sponsor retirement and postretirement benefit plans covering some of our employees. The funded status of the Company’s retirement and postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date. For defined benefit retirement plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates. The Company recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of net pension (benefit) costs are recorded ratably on a quarterly basis.

Treasury stock consists of the Company’s common shares that have been issued but subsequently reacquired.  The Company accounts for treasury stock purchases under the cost method.  When these shares are reissued, the Company uses an average-cost method to determine cost.  Proceeds in excess of cost are credited to additional paid-in capital.

During the year ended September 30, 2022, we repurchased approximately 4,767,000 shares for approximately $203.9 in the aggregate. Such shares were classified as treasury stock. The Company repurchased 2,792,205 shares of common stock during 2021, at a total cost of $121.1. There were no shares repurchased during fiscal 2020. During the years ended September 30, 2022, 2021, and 2020, there were shares of approximately 1,000,000, 700,000, and 200,000, respectively, issued from treasury stock under stock compensation programs.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued or outstanding at September 30, 2022 and 2021.

Accumulated other comprehensive loss — includes all changes in Hillenbrand shareholders’ equity during the period except those that resulted from investments by or distributions to shareholders. Accumulated other comprehensive loss was comprised of the following amounts as of:

	September 30,
	2022	2021
Currency translation	$(113.7)	$13.1
Pension and postretirement (net of taxes of $11.9 and $17.8)	(32.8)	(49.2)
Unrealized loss on derivative instruments (net of taxes of $1.2 and $0.7)	(9.1)	(10.2)
Accumulated other comprehensive loss	$(155.6)	$(46.3)

Revenue recognition — Net revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services and is recognized when performance obligations are satisfied under the terms of contracts with customers.

A performance obligation is deemed to be satisfied by the Company when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of the performance obligation, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as sales discounts, customer rebates, and sales incentives, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. We estimate these allowances using the expected value method, which is based upon historical rates and projections of customer purchases toward contractual rebate or incentive thresholds. If a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation; however, these situations do not occur frequently and are not material to the Consolidated Financial Statements, as our contracts generally include one performance obligation for the transfer of goods or services.

The timing of revenue recognition for the contract’s performance obligation is either over time or at a point in time. We recognize revenue over time for contracts that have an enforceable right to collect payment for performance completed to date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Net revenue generated from standard equipment and highly customized equipment or parts contracts without an enforceable right to payment for performance completed to date, as well as non-specialized parts sales and sales of death care products, is recognized at a point in time.

We use the input method of “cost-to-cost” to recognize net revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenue is largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term manufacturing contracts are recognized immediately when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes designed to reduce the risk of contract losses.

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

The balance in receivables from long-term manufacturing contracts at September 30, 2022 and 2021 was $213.3 and $121.9, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at September 30, 2022 and 2021 was $290.3 and $296.6, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the years ended September 30, 2022 and 2021 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2021 and 2020 was $203.8 and $154.2, respectively. During the years ended September 30, 2022, 2021, and 2020, the adjustments related to performance obligations satisfied in previous periods were immaterial.

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

Research and development costs are expensed as incurred as a component of operating expenses and were $20.9, $21.4, and $18.6 for the years ended September 30, 2022, 2021, and 2020, respectively.

Warranty costs — The Company records the estimated warranty cost of a product at the time net revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections. The Company’s warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold. The Company engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $22.4 and $24.2 as of September 30, 2022 and 2021, respectively. Warranty costs are recorded as a component of cost of goods sold and were $10.6, $13.3, and $12.6 during the years ended September 30, 2022, 2021, and 2020, respectively.

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

Derivative financial instruments — The Company has hedging programs in place to manage its currency exposures.  The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  These include foreign currency exchange forward contracts, which generally have terms up to 24 months. Additionally, the Company periodically enters into interest rate swaps to manage or hedge the risks associated with indebtedness and interest payments. The Company’s objectives in using these interest rate swaps are to add stability to interest expense and to manage exposure to interest rate movements.

The Company measures all derivative instruments at fair value and reports them on the Consolidated Balance Sheets as assets or liabilities.  Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting have been satisfied.  If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset or liability are recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss and reclassified to earnings in the same period that the hedged transaction affects earnings. The portion of the gain or loss that does not qualify for hedge accounting is immediately recognized in earnings.

The aggregate notional amount of all derivative instruments was $173.1 and $186.4 at September 30, 2022 and 2021, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $3.0 and $1.9 (included in prepaid expenses and other current assets) and liabilities of $8.0 and $2.5 (included in other current liabilities and other long-term liabilities) at September 30, 2022 and 2021, respectively. See Note 14 for additional information on the fair value of the Company’s derivative instruments.

Foreign currency derivatives

Contracts designated as cash flow hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive loss.  Foreign exchange contracts intended to manage foreign currency exposures within the Consolidated Balance Sheets have an offsetting amount recorded in other income, net.  The cash flows from such hedges are presented in the same category in the Consolidated Statement of Cash Flows as the items being hedged.

Interest rate swap contracts

The Company previously entered into interest rate swap contracts to hedge the interest rate associated with the forecasted issuance of $150.0 ten-year, fixed-rate debt. In September 2019, the Company issued $375.0 of senior unsecured notes (the “2019 Notes” as defined in Note 6) with a term of seven years. As a result of this issuance, Hillenbrand terminated and settled the interest rate swap contracts for a cash payment of $20.2.

Upon the issuance of the 2019 Notes, Hillenbrand determined that it was probable that the originally forecasted issuance of ten-year, fixed-rate debt would not occur. As a result, the Company accelerated the release of accumulated other comprehensive loss related to the missed forecasted transaction, resulting in a loss on settlement of $6.4. The loss on settlement was recorded within other income, net, on the Consolidated Statements of Operations during the year ended September 30, 2020. The remaining $13.8 is classified within accumulated other comprehensive loss and will be amortized into interest expense over the seven-year term of the 2019 Notes. As of September 30, 2022, the Company expects to reclassify amounts of $2.0 out of accumulated other comprehensive loss into interest expense over the next twelve months related to these interest rate swap contracts.

Business acquisitions and related business acquisition and integration costs — Assets and liabilities associated with business acquisitions are recorded at fair value, using the acquisition method of accounting.  The Company allocates the purchase price of acquisitions based upon the fair value of each component, which may be derived from observable or unobservable inputs and assumptions.  The Company generally utilizes third-party valuation specialists to assist us in this allocation.  Initial purchase price allocations are preliminary and subject to revision within the measurement period, generally not to exceed one year from the date of acquisition.

Business acquisition and integration costs are expensed as incurred and are reported as a component of cost of goods sold, operating expenses, and other income, net, depending on the nature of the cost.  The Company defines these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with investigating opportunities (including acquisition and disposition).  Business acquisition and integration costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of the Company’s business development department.

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

Recently adopted accounting standards — In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. ASU 2019-12 became effective for the Company’s fiscal year beginning on October 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Consolidated Financial Statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires companies to apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This generally will result in an acquirer recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition as compared to the ASC 805, Business Combinations requirement that an acquirer recognize and measure the assets it acquires and liabilities it assumes at fair value on the acquisition date. ASU 2021-08 is effective for the Company’s fiscal year beginning October 1, 2023, with early adoption permitted. The Company elected to early adopt ASU 2021-08, and applied it to all acquisitions executed in the current year, as applicable.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the Consolidated Financial Statements.

3.              Revenue Recognition

Net revenue includes gross revenue less sales discounts, customer rebates, and sales incentives, all of which require the Company to make estimates for the portion of these allowances that have yet to be credited or paid to customers. The Company estimates these allowances using the expected value method, which is based upon historical rates and projections of customer purchases toward contractual rebate thresholds.

Transaction price allocated to the remaining performance obligations

As of September 30, 2022, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog, as defined in Part II, Item 7 of this Form 10-K, for the Company was $1,762.0. Approximately 75% of these remaining performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of net revenue

The following tables present net revenue by end market:

	Year Ended September 30, 2022				Year Ended September 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
End Market
Plastics	$925.2	$—	$—	$925.2	$869.2	$—	$—	$869.2
Automotive	—	196.7	—	196.7	—	171.8	—	171.8
Chemicals	101.0	—	—	101.0	85.6	—	—	85.6
Consumer goods	—	159.4	—	159.4	—	156.3	—	156.3
Food and pharmaceuticals	91.1	—	—	91.1	90.3	—	—	90.3
Custom molders	—	143.9	—	143.9	—	142.5	—	142.5
Packaging	—	130.3	—	130.3	—	131.5	—	131.5
Construction	—	121.3	—	121.3	—	108.0	—	108.0
Minerals	49.3	—	—	49.3	50.5	—	—	50.5
Electronics	—	77.6	—	77.6	—	72.7	—	72.7
Medical	—	82.2	—	82.2	—	86.0	—	86.0
Death care	—	—	625.6	625.6	—	—	623.4	623.4
Other industrial	103.2	134.1	—	237.3	150.1	126.9	—	277.0
Total	$1,269.8	$1,045.5	$625.6	$2,940.9	$1,245.7	$995.7	$623.4	$2,864.8

The following tables present net revenue by geographical market:

	Year Ended September 30, 2022				Year Ended September 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Geographical Markets
Americas	$308.4	$583.0	$625.6	$1,517.0	$327.2	$532.4	$623.4	$1,483.0
Asia	646.5	308.1	—	954.6	568.3	296.2	—	864.5
Europe, the Middle East, and Africa	314.9	154.4	—	469.3	350.2	167.1	—	517.3
Total	$1,269.8	$1,045.5	$625.6	$2,940.9	$1,245.7	$995.7	$623.4	$2,864.8

The following tables present net revenue by products and services:

	Year Ended September 30, 2022				Year Ended September 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Products and Services
Equipment	$892.8	$718.2	$—	$1,611.0	$862.2	$666.0	$—	$1,528.2
Parts and services	377.0	261.9	—	638.9	383.5	262.7	—	646.2
Death care	—	—	625.6	625.6	—	—	623.4	623.4
Other	—	65.4	—	65.4	—	67.0	—	67.0
Total	$1,269.8	$1,045.5	$625.6	$2,940.9	$1,245.7	$995.7	$623.4	$2,864.8

The following tables present net revenue by timing of transfer:

	Year Ended September 30, 2022				Year Ended September 30, 2021
	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total	Advanced Process Solutions	Molding Technology Solutions	Batesville	Total
Timing of Transfer
Point in time	$573.4	$1,001.5	$625.6	$2,200.5	$611.2	$993.6	$623.4	$2,228.2
Over time	696.4	44.0	—	740.4	634.5	2.1	—	636.6
Total	$1,269.8	$1,045.5	$625.6	$2,940.9	$1,245.7	$995.7	$623.4	$2,864.8

4.              Acquisitions and Divestitures

Acquisition of Herbold Meckesheim GmbH

On August 31, 2022, the Company completed the acquisition of Herbold for $77.7 (€77.5) in cash, pursuant to the definitive agreement dated June 30, 2022. Based in Meckesheim, Germany, Herbold is a leader in recycling systems, specializing in key process steps such as washing, separating, drying, shredding, and pulverizing.

Preliminary Purchase Price Allocation and Other Items

The determination of the preliminary purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Herbold at this time, given the timing of the close of the transaction. It is anticipated that the majority of the purchase price allocation will ultimately be assigned to the fair value of the acquired property, plant and equipment, working capital assets and liabilities, identifiable intangible assets, and goodwill. The preliminary purchase price allocation will change in future periods as the fair value estimates of assets and liabilities and the valuation of the related tax assets and liabilities are completed. Any necessary adjustments will be finalized within one year from the date of acquisition. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed at the acquisition date throughout the remainder of the measurement period. Based on current fair value estimates and the timing of the close of the transaction, the preliminary purchase price for Herbold has been allocated to individual assets acquired and liabilities assumed as follows:

Assets acquired:
Current assets	$38.2
Property, plant, and equipment	4.7
Goodwill	69.3
Other assets	5.3
Total assets acquired	$117.5

Liabilities assumed:
Current liabilities	33.9
Other long-term liabilities	5.9
Total liabilities assumed	$39.8
Net assets acquired	$77.7
The acquisition of Herbold advances the Company’s long term growth strategy into the key end market of recycling. Herbold offers highly complementary technologies to Hillenbrand’s Coperion branded products and enhances the Company’s offering of complete recycling solutions. The Company incurred $1.8 in acquisition expenses related to the Herbold acquisition which are included in operating expenses in the Consolidated Statements of Operations during the year ended September 30, 2022. Goodwill is not expected to be deductible for tax purposes

The results of Herbold are reported in the Advanced Process Solutions reportable operating segment and are not material to the Consolidated Financial Statements for the year ended September 30, 2022.

Acquisition of Gabler Engineering GmbH

On June 30, 2022, the Company completed the acquisition of Gabler for $12.9 (€12.6) in cash. Gabler, based in Malsch, Germany, specializes in the design, engineering, manufacturing, and implementation of plants and equipment for the confectionery and pharmaceutical industries. The determination of the preliminary purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Gabler. It is anticipated that the majority of the preliminary purchase price allocation will be assigned to the fair value of the acquired property, plant and equipment, working capital assets and liabilities, and residual goodwill (which is currently estimated to be approximately $5.0). Goodwill is not expected to be deductible for tax purposes. The results of Gabler are reported in the Advanced Process Solutions reportable operating segment and are not material to the Consolidated Financial Statements for the year ended September 30, 2022.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the Milacron, Gabler and Herbold acquisitions had been completed on October 1, 2019, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that Hillenbrand believes are reasonable under the circumstances.

The supplemental pro forma financial information for the periods presented is as follows:

	Year Ended September 30,
	2022	2021	2020
Net revenue	$3,008.5	$2,924.7	$2,684.8
Net income attributable to Hillenbrand	214.5	253.3	0.6

Net income attributable to Hillenbrand — per share of common stock:
Basic earnings per share	$2.99	$3.38	$0.01
Diluted earnings per share	$2.97	$3.36	$0.01

Assets and liabilities held for sale

During the fourth quarter of 2020, the Company announced that it had initiated a plan to divest the TerraSource and flow control businesses, which included Red Valve and ABEL, which operated within the Advanced Process Solutions reportable operating segment, as these businesses were no longer considered a strategic fit with the Company’s long-term growth plan and operational objectives. As discussed below, the Company completed the divestitures of Red Valve on December 31, 2020, ABEL on March 10, 2021, and TerraSource on October 22, 2021. The Company had determined that these businesses met the criteria to be classified as held for sale, and therefore classified the related assets and liabilities as held for sale on the Consolidated Balance Sheets in periods prior to their completed sale.

During the second quarter of 2020, the Company performed an interim impairment review for certain of these businesses and recognized impairment charges of $73.0 to goodwill and trade names (see Note 2 for further information). Consistent with the Company’s historical practice, the valuation methodology for purposes of the interim impairment review was based on an equal weighting of both the market and income approaches. As a result of classifying these assets and liabilities as held for sale during the fourth quarter of 2020, the Company recognized a valuation adjustment, as necessary, to recognize the net carrying amount at the lower of cost or fair value, less estimated costs to sell. For determining the fair value of these businesses, the Company incorporated the transaction approach, which utilizes pricing indications derived from recent acquisition transactions involving comparable companies. During the fourth quarter of 2020, the Company recognized a non-cash charge of $62.3, which included a goodwill impairment of $16.9 and a valuation adjustment of $45.4, to recognize the assets of these businesses at fair value less estimated costs to sell. During the fourth quarter of 2021, the Company signed a definitive agreement to sell TerraSource, and as a result, recognized a non-cash valuation adjustment of $11.2 to recognize TerraSource at fair value less estimated cost to sell. The non-cash charges of $11.2 and $62.3 for the year ended September 30, 2021 and 2020, respectively, were recorded within the impairment charges caption on the Consolidated Statements of Operations.

The following is a summary of the major categories of assets and liabilities that have been classified as held for sale as of September 30, 2021. The assets held for sale were included within prepaid expenses and other current assets and the liabilities held for sale were included within other current liabilities on the Consolidated Balance Sheet as of September 30, 2021.

Cash and cash equivalents	$3.5
Trade receivables, net	7.8
Inventories	12.0
Property, plant and equipment, net	12.0
Operating lease right-of-use assets, net	1.9
Intangible assets, net	49.5
Goodwill	12.4
Other assets	4.4
Valuation adjustment (allowance) on disposal group (1)	(47.1)
Total assets held for sale	$56.4

Trade accounts payable	$5.2
Liabilities from long-term manufacturing contracts and advances	7.5
Operating lease liabilities	2.0
Deferred income taxes	4.9
Other liabilities	2.3
Total liabilities held for sale	$21.9

(1)The Company adjusted the carrying value to fair value less costs to sell for certain assets held for sale during the year ended September 30, 2021. Those assets were sold during the year ended September 30, 2022.

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

Divestiture of Flow Control Businesses

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The divestiture included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet at September 30, 2022 and 2021.

As a result of the Red Valve divestiture, the Company recorded a pre-tax gain of $31.6 in the Consolidated Statement of Operations during the year ended September 30, 2021. The related tax effect resulted in tax expense of $9.3 and was included within income tax expense in the Consolidated Statement of Operations during the year ended September 30, 2021. The Company incurred $2.9 of transaction costs associated with the divestiture during the year ended September 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. Red Valve’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on December 31, 2020.

On March 10, 2021, the Company completed the divestiture of ABEL to IDEX Corporation, in a transaction valued at $103.5. The divestiture included cash proceeds received at closing of $106.3, including working capital adjustments.

As a result of the ABEL divestiture, the Company recorded a pre-tax gain of $35.5, after post-closing adjustments, in the Consolidated Statement of Operations during the year ended September 30, 2021. The related tax effect resulted in tax expense of $3.8 and was included within income tax expense in the Consolidated Statement of Operations during the year ended September 30, 2021. The Company incurred $3.9 of transaction costs associated with the divestiture during the year ended September 30, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. ABEL’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the sale on March 10, 2021.
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

As a result of the TerraSource divestiture, the Company recorded a pre-tax loss of $3.1, after post-closing adjustments, in the Consolidated Statement of Operations during the year ended September 30, 2022. The Company incurred $0.4 of transaction costs associated with the divestiture during the year ended September 30, 2022, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021.

Divestiture of Cimcool

On March 30, 2020, the Company completed the divestiture of its Cimcool business (“Cimcool”), which represented the former Fluids Technologies reportable segment of Milacron before its acquisition by the Company, to DuBois Chemicals, Inc. The sale resulted in cash proceeds received of $221.9, net of cash divested.

In addition, the Company may receive contingent consideration for the sale of Cimcool of up to an aggregate of $26.0 based on multiple earn-out provisions. The Company accounts for contingent consideration under a loss recovery approach. Under a loss recovery approach, the Company records a contingent consideration asset only to the extent of the lesser of (1) the amount that the non-contingent consideration received is exceeded by the net assets deconsolidated, or (2) the amount of contingent consideration that it is probable will be received. As of the transaction date (and at September 30, 2022), the Company was unable to determine that it was probable that any of the contingent consideration would be received, and accordingly no amounts were recorded for contingent consideration. Subsequent measurement of contingent consideration will be based on the guidance for gain contingencies and any gain from contingent consideration will be recorded at the time the consideration is received.

As a result of the divestiture, the Company recorded a pre-tax loss of $3.5, using Level 2 nonrecurring fair value measurements, within other income, net in the Consolidated Statement of Operations during the year ended September 30, 2020. The related tax effect resulted in tax expense of $12.7 and was included within income tax expense in the Consolidated Statement of Operations during the year ended September 30, 2020. The Company incurred $4.5 of transaction costs associated with the divestiture during the year ended September 30, 2020, which were recorded within operating expenses in the Consolidated Statements of Operations.

The Company determined that the divestiture of Cimcool did not represent a strategic shift that had a major effect on its consolidated results of operations, and therefore Cimcool was not classified as a discontinued operation. Cimcool’s results of operations were included within the Molding Technology Solutions reportable operating segment until the completion of the sale on March 30, 2020.

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

5.              Leases

The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of September 30, 2022 and 2021. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Company elected an accounting policy to combine lease and non-lease components for all leases.

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

For the years ended September 30, 2022 and 2021, the Company recognized $37.9 and $35.6 of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	September 30,
	2022	2021
Operating lease right-of-use assets, net	$123.5	$138.1

Other current liabilities	28.7	30.7
Operating lease liabilities	92.6	105.6
Total operating lease liabilities	$121.3	$136.3

Weighted-average remaining lease term (in years)	7.0	7.2

Weighted-average discount rate	2.7%	2.1%

As of September 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

2023	$31.5
2024	22.5
2025	15.9
2026	12.9
2027	11.0
Thereafter	38.6
Total lease payments	132.4
Less: imputed interest	(11.1)
Total present value of lease payments	$121.3

Supplemental Consolidated Statement of Cash Flow information is as follows:

	Year Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$35.4	$37.7
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	26.3	18.6
Operating leases acquired in a business combination	4.9	—

6.              Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of:

	September 30,
	2022	2021
$1,000.0 revolving credit facility (excluding outstanding letters of credit)	$6.7	$—
$400.0 senior unsecured notes (1)	397.1	395.8
$375.0 senior unsecured notes, net of discount (2)	372.2	371.5
$350.0 senior unsecured notes (3)	346.2	345.8
$100.0 Series A Notes (4)	99.9	99.8
Total debt	1,222.1	1,212.9
Less: current portion	—	—
Total long-term debt	$1,222.1	$1,212.9

(1) Includes unamortized debt issuance costs of $2.9 and $4.2 at September 30, 2022 and 2021, respectively.
(2) Includes unamortized debt issuance costs of $2.5 and $3.1 at September 30, 2022 and 2021, respectively.
(3) Includes unamortized debt issuance costs of $3.8 and $4.2 at September 30, 2022 and 2021, respectively.
(4) Includes unamortized debt issuance costs of $0.1 and $0.2 at September 30, 2022 and 2021, respectively.

The following table summarizes the scheduled maturities of long-term debt for 2023 through 2027:

Amount
2023	$—
2024	—
2025	500.0
2026	375.0
2027	6.7

Primary Financing Facilities

$1,000.0 Revolving Credit Facility and $200.0 Term Loan Commitments

On June 8, 2022, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which governs our multi-currency revolving credit facility (the “Facility”), by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement increases the maximum principal amount available for borrowing under the Facility to $1,000. The Credit Agreement further provides for a delayed-draw term loan facility in an aggregate principal amount of up to $200. The term loan commitments will be subject to ticking fees if not drawn within 60 days of closing, and the term loan commitments will expire 180 days after closing. The term loans, if drawn, will be subject to quarterly amortization payments equal to 1.25% of the funded term loans for the first twelve calendar quarters following the funding date, and quarterly amortization payments equal to 1.875% of the funded term loans thereafter until the maturity date. The aggregate principal amount available for borrowing under the Credit Agreement may be expanded, subject to the approval of the lenders, by an additional $600. The Credit Agreement extends the maturity date of the Facility to June 8, 2027.

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

Outstanding balances as of September 30, 2022 and 2021 were $6.7 and $0 under the Facility, along with $19.0 and $16.4, respectively, in outstanding letters of credit issued under the Facility. Under the Credit Agreement, the Company had $1,174.3 of available borrowing capacity as of September 30, 2022, of which $901.3 was immediately available based on our most restrictive covenant. The weighted-average interest rate on borrowings under the Facility was 1.18% and 2.28% at September 30, 2022 and 2021, respectively. The weighted average facility fee was 0.15% and 0.22% at September 30, 2022 and 2021, respectively. The weighted average ticking fees for Term Loan A (“TLA”) was 0.15% for the period ended September 30,2022.

On June 9, 2022, Hillenbrand and certain of its domestic subsidiaries entered into the eighth amendment to the Shelf Agreement, which amends the private shelf agreement dated December 6, 2012, among Hillenbrand, the subsidiary guarantors, Prudential, and each Prudential Affiliate (as defined therein), pursuant to which the Company issued $100, 4.60% Series A unsecured notes maturing December 15, 2024. The amendment conforms certain terms of the Shelf Agreement with those contained in the Credit Agreement.

L/G Facility Agreement

On June 21, 2022, Hillenbrand and certain of its subsidiaries entered into a Syndicated L/G Facility Agreement (the “L/G Facility Agreement”) with Commerzbank Aktiengesellschaft, as coordinator, mandated lead arranger, and bookrunner, the other financial institutions party thereto as lenders and issuing banks, and Commerzbank Finance & Covered Bond S.A., as agent. The L/G Facility Agreement replaced the Company’s Syndicated L/G Facility Agreement dated March 8, 2018 as amended (the “Prior L/G Facility Agreement”), and permits Hillenbrand and certain of its subsidiaries (collectively, the “Participants”) to request that one or more of the lenders issue, on the Participants’ behalf, up to an aggregate of €225 in unsecured letters of credit, bank guarantees or other surety bonds (collectively, the “Guarantees”), an increase from €175 under the Prior L/G Facility Agreement. New deferred financing costs related to the L/G Facility Agreement were $1.0, which along with previous unamortized costs of $0.2, are being amortized to interest expense over the term of the L/G Facility Agreement.

The Guarantees carry an annual fee that varies based on the Company’s leverage ratio. The L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The L/G Facility Agreement matures in June 2027 but can be extended or terminated earlier under certain conditions. Unamortized deferred financing costs of $1.1 are being amortized to interest expense over the remaining term of the L/G Facility Agreement.

In the normal course of business, Advanced Process Solutions and Molding Technology Solutions provide, to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations.  This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees.  As of September 30, 2022, the Company had credit arrangements totaling $373.6, under which $247.4 was utilized for this purpose.  These arrangements included the facilities under the L/G Facility Agreement and other ancillary credit facilities.

Long Term Notes

$350.0 Senior Unsecured Notes

On March 3, 2021, the Company issued $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”). The 2021 Notes were issued at par value and bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears beginning September 2021. Unamortized deferred financing costs associated with the 2021 Notes of $3.8 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the 2021 Notes. The 2021 Notes are unsecured unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

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

$400 Senior Unsecured Notes

On June 16, 2020, the Company issued $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”). The 2020 Notes were issued at par value and bear interest at a fixed rate of 5.75% per year, payable semi-annually in arrears beginning December 2020. Unamortized deferred financing costs associated with the 2020 Notes of $2.9 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the remaining term of the 2020 Notes. The 2020 Notes are unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

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

$375 Senior Unsecured Notes

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

The 2019 Notes were issued at a discount of $0.6, resulting in an initial carrying value of $374.4.  The Company is amortizing the discount to interest expense over the term of the 2019 Notes using the effective interest rate method, resulting in an annual interest rate of 4.53%.  Unamortized deferred financing costs associated with the 2019 Notes of $2.5 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the remaining term of the 2019 Notes. The 2019 Notes are unsubordinated obligations of Hillenbrand and rank equally in right of payment with all of the Company’s other existing and future unsubordinated obligations. In conjunction with the issuance of the 2019 Notes, the Company terminated its interest rate swaps associated with the forecasted debt issuance. See Note 2 for further information on the termination of interest rate swaps.

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

$100 Series A Unsecured Notes

On December 15, 2014, the Company issued $100.0 in 4.60% Series A unsecured notes (“Series A Notes”) pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), among the Company, Prudential Investment Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that became a purchaser thereunder. The Series A Notes are unsecured, mature on December 15, 2024, and bear interest at 4.60% payable semi-annually in arrears. As a result of a January 10, 2020 amendment, the interest rate on the Series A Notes increased by 1.00%, payable semi-annually in arrears, based on the rating downgrades issued by Moody’s and S&P Global. The Company may at any time upon providing notice, prepay all or part of the Series A Notes at 100% of the principal amount prepaid plus a make-whole amount (as defined in the Shelf Agreement). Unamortized deferred financing costs of $0.1 related to the Series A Notes are being amortized to interest expense over the remaining term of the Series A Notes.

Covenants related to current Hillenbrand financing agreements

The Credit Agreement, L/G Facility Agreement and the Shelf Agreement contain the following financial covenants: a maximum leverage ratio (as described above and defined in the agreements) of 3.50 to 1.00 and minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.00 to 1.00. The Company may elect to increase the maximum permitted leverage ratio to a ratio of 4.00 to 1.00 following certain acquisitions for four full fiscal quarters (plus the fiscal quarter in which the acquisition takes place). Additionally, the Credit Agreement, the L/G Facility Agreement, and the Shelf Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Credit Agreement, the 2021 Notes, the 2020 Notes, the 2019 Notes, the Series A Notes, and the L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement, the Shelf Agreement and the L/G Facility Agreement each contains certain other customary covenants, representations and warranties and events of default. The indentures governing the 2021 Notes, 2020 Notes and 2019 Notes do not limit our ability to incur additional indebtedness. They do, however, contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the notes with remedies if the Company fails to perform specific obligations. As of September 30, 2022, the Company was in compliance with all covenants and there were no events of default.

7.              Retirement Benefits

Defined Benefit Retirement Plans — Approximately 20% of the Company’s employees participate in one of eight defined benefit retirement programs, including defined benefit retirement plan in the U.S., the defined benefit retirement plans of certain of the Company’s German and Swiss subsidiaries, and the supplemental executive defined benefit retirement plan.  The Company funds the retirement plan trusts in compliance with the Employment Retirement Income Security Act (ERISA) or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All defined benefit retirement plans have a September 30 measurement date.

Effect on the Consolidated Statements of Operations — The components of net pension (benefit) costs under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2022	2021	2020	2022	2021	2020
Service cost	$0.5	$0.7	$1.4	$1.8	$2.0	$1.9
Interest cost	6.2	5.8	8.0	0.8	0.7	0.6
Expected return on plan assets	(10.8)	(10.9)	(12.8)	(0.9)	(0.9)	(0.8)
Amortization of unrecognized prior service cost, net	—	—	—	0.1	0.1	0.1
Amortization of actuarial loss	1.5	2.2	4.8	1.8	2.9	2.5
Settlement expense	—	—	—	0.1	0.3	1.0
Other one-time expense	—	—	—	0.3	—	—
Net pension (benefit) costs (1)	$(2.6)	$(2.2)	$1.4	$4.0	$5.1	$5.3

(1)  Excluding service cost, the components of net pension (benefit) costs are recorded within other income, net on the Consolidated Statements of Operations.

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

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2022	2021	2022	2021
Change in benefit obligation:
Projected benefit obligation at beginning of year	$302.3	$316.6	$171.7	$184.8
Projected benefit obligation attributable to acquisitions	—	—	1.4	—
Service cost	0.5	0.7	1.8	2.0
Interest cost	6.2	5.8	0.8	0.7
Actuarial gain	(66.2)	(5.5)	(30.2)	(7.0)
Benefits paid	(16.0)	(15.3)	(5.1)	(5.4)
Gain due to settlement	—	—	(2.8)	(4.1)
Employee contributions	—	—	1.1	1.0
Other events	—	—	0.3	—
Effect of exchange rates on projected benefit obligation	—	—	(20.9)	(0.3)
Projected benefit obligation at end of year	226.8	302.3	118.1	171.7

Change in plan assets:
Fair value of plan assets at beginning of year	303.2	297.9	47.6	43.8
Fair value of pension assets attributable to acquisitions		—	0.2	—
Actual (loss) return on plan assets	(63.9)	18.8	(4.1)	3.2
Employee and employer contributions	2.1	1.9	9.2	10.1
Benefits paid	(16.0)	(15.4)	(5.1)	(5.4)
Settlements	—	—	(2.8)	(4.1)
Effect of exchange rates on plan assets	—	—	(3.5)	—
Fair value of plan assets at end of year	225.4	303.2	41.5	47.6

Funded status:
Plan assets less than benefit obligations	$(1.4)	$0.9	$(76.6)	$(124.1)

Amounts recorded in the Consolidated Balance Sheets:
Prepaid pension costs, non-current	$19.6	$28.0	$5.4	$1.6
Accrued pension costs, current portion	(2.0)	(2.0)	(5.7)	(7.2)
Accrued pension costs, long-term portion	(19.0)	(25.1)	(76.3)	(118.5)
Plan assets less than benefit obligations	$(1.4)	$0.9	$(76.6)	$(124.1)

Net actuarial losses ($46.5) and prior service costs ($0.1), less an aggregate tax effect ($12.4), are included as components of accumulated other comprehensive loss at September 30, 2022.  Net actuarial losses ($67.5) and prior service costs ($0.2), less an aggregate tax effect ($17.9), are included as components of accumulated other comprehensive loss at September 30, 2021.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2023 is expected to be $(0.4).

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $344.9 and $469.7 at September 30, 2022 and 2021, respectively.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2022	2021	2022	2021
Projected benefit obligation	$20.9	$27.1	$82.3	$125.8
Accumulated benefit obligation	20.9	27.1	82.3	125.7
Fair value of plan assets	—	—	0.3	0.1

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2022	2021	2020	2022	2021	2020
Discount rate for obligation, end of year	5.3%	2.8%	2.6%	3.3%	0.8%	0.6%
Discount rate for (benefit) expense, during the year	3.0%	3.9%	3.0%	1.1%	0.7%	0.3%
Expected rate of return on plan assets	5.2%	4.0%	4.1%	1.9%	2.0%	1.9%
Rate of compensation increase	3.0%	2.4%	3.0%	2.0%	2.0%	2.0%

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

U.S. Pension Plan Assets — Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return.  Prior to July 2022, the primary investment strategy was a dynamic target allocation method that periodically rebalanced among various investment categories depending on the current funded position.  This program was designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.  In July 2022, the Company moved to a 100% liability-hedging portfolio of investments in order to reduce the volatility associated with equity investments. Pension plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies.  Those policies subject investments to the following restrictions in the Company’s domestic plan: short-term securities must be rated A1/P1, liability-hedging fixed income securities must have an average quality credit rating of investment grade and investments in equities in any one company may not exceed 10% of the equity portfolio.

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

None of Hillenbrand’s common stock was directly owned by the defined benefit retirement plan trusts at September 30, 2022 or 2021.

The tables below provide the fair value of the Company’s pension plan assets by asset category at September 30, 2022 and 2021.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 14 for definitions.

Fair values are determined as follows:

•Cash equivalents are stated at the carrying amount, which approximates fair value, or at the fund’s net asset value.
•Equity securities are stated at the last reported sales price on the day of valuation.
•Fixed income securities, include government and corporate bonds, are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources, primarily matrix pricing, with reasonable levels of price transparency. Matrix pricing, primarily used for corporate bonds, is based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the specific security.
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

U.S. Pension Plans

The pension plan assets of the Company’s U.S. pension plans consist of certain investments (common collective trusts) that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. The underlying investments of the common collective trusts are generally composed of marketable debt and equity securities. The underlying investments are subject to various risks including interest rate, market and credit risks. Because the common collective trusts are not readily marketable, the estimated carrying values are subject to uncertainty and, therefore, may differ from the value that would have been used had a public market existed. There are no liquidity restrictions with respect to the common collective trusts after appropriate sale notification is provided. Accordingly, these assets are not required to be classified and reported under the fair value hierarchy. At September 30, 2022 and 2021, the fair values of these investments were $225.4 and $303.2, respectively.

Non-U.S. Pension Plans

	Fair Value at September 30, 2022 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$4.0	$4.0	$—	$—
Equity securities	10.9	10.9	—	—
Fixed income securities:
Government bonds	4.1	4.1	—	—
Corporate bonds	16.7	—	16.7	—
Real estate and real estate funds	4.3	—	—	4.3
Other	1.5	—	1.5	—
Total Non-U.S. pension plan assets	$41.5	$19.0	$18.2	$4.3

	Fair Value at September 30, 2021 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$4.8	$4.8	$—	$—
Equity securities	16.3	16.3	—	—
Other types of investments:	0	0	0	0
Government index funds	4.8	4.8	—	—
Corporate bond funds	13.7	13.7	—	—
Real estate and real estate funds	4.5	—	—	4.5
Other	3.5	—	3.5	—
Total Non-U.S. pension plan assets	$47.6	$39.6	$3.5	$4.5

Cash Flows — During 2022, 2021, and 2020 the Company contributed cash of $10.0, $11.0, and $10.0, respectively, to defined benefit retirement plans.  The Company expects to make estimated contributions of $9.5 in 2023 to the defined benefit retirement plans.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S. Pension Plans Projected Pension Benefits Payout
2023	$16.4	$8.0
2024	16.5	7.9
2025	16.8	7.8
2026	17.0	8.0
2027	17.0	7.9
2028-2032	84.1	37.2

Defined Contribution Plans — The Company sponsors a number of defined contribution plans.  Depending on the plan, the Company may make contributions up to 4% of an employee’s eligible compensation and matching contributions up to 6% of eligible compensation.  Company contributions generally vest over a period of zero to three years.  Expenses related to the Company’s defined contribution plans were $16.1, $15.7, and $15.3 for the years ended September 30, 2022, 2021, and 2020, respectively. See comments above regarding the Company’s retirement strategy to transition its U.S. employees to a defined contribution structure over three-year sunset periods, the latest of which ends January 1, 2023.

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

Postretirement Healthcare Plan — The Company offers a domestic postretirement healthcare plan that provides healthcare benefits to eligible qualified retirees and their spouses.  The plan includes retiree cost-sharing provisions and generally extends retiree coverage for medical, prescription, and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility.  The Company uses a measurement date of September 30.  The net postretirement healthcare cost for 2022 was $0.3, cost for 2021 was $0.2, and cost for 2020 was $0.1.

	September 30,
	2022	2021
Benefit obligation at beginning of year	$8.5	$8.5
Interest cost	0.1	0.1
Service cost	0.2	0.3
Actuarial loss	(1.6)	0.2
Benefits paid	(0.7)	(0.6)
Benefit obligation at end of year	$6.5	$8.5

Amounts recorded in the consolidated balance sheets:
Accrued postretirement benefits, current portion	$0.7	$0.8
Accrued postretirement benefits, long-term portion	5.8	7.7
Net amount recognized	$6.5	$8.5

The weighted-average assumptions used in revaluing the Company’s obligation under the postretirement healthcare plan were:

	Year Ended September 30,
	2022	2021	2020
Discount rate for obligation	5.2%	2.4%	2.1%
Healthcare cost rate assumed for next year	7.1%	6.4%	6.6%
Ultimate trend rate	4.5%	4.5%	4.5%

Net actuarial gains of $1.8 and $0.2 and prior service costs of $0.1 and $0.2, less tax of $0.5 and $0.1, were included as a component of accumulated other comprehensive loss at September 30, 2022 and 2021, respectively.

The Company funds the postretirement healthcare plan as benefits are paid. Current plan benefits are expected to require net Company contributions for retirees of $0.7 per year for the foreseeable future.

8.              Income Taxes

The provision for taxes based on income consists of:

	Year Ended September 30,
	2022	2021	2020
Domestic	$48.3	$64.1	$(40.3)
Foreign	265.7	289.7	21.8
Total earnings (loss) before income taxes	$314.0	$353.8	$(18.5)

Income tax expense (benefit):
Current provision:
Federal	$8.8	$6.0	$(2.4)
State	3.0	4.8	3.0
Foreign	63.5	75.6	53.8
Total current provision	75.3	86.4	54.4

Deferred provision (benefit):
Federal	9.2	13.9	(6.6)
State	1.1	(0.5)	(2.4)
Foreign	13.2	(1.2)	(10.5)
Total deferred provision (benefit)	23.5	12.2	(19.5)
Income tax expense	$98.8	$98.6	$34.9

A reconciliation of the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended September 30,
	2022	2021	2020
Federal statutory rates	21.0%	21.0%	21.0%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	1.1	0.9	0.3
Foreign income tax rate differential	1.8	2.0	(14.3)
Share-based compensation	1.3	0.4	(19.1)
Foreign distribution taxes	4.7	3.1	(54.7)
Valuation allowance	—	0.3	(2.1)
Goodwill impairment charge	—	—	(14.1)
Impact of inclusion of foreign income (1)	1.5	0.5	(101.1)
Impact of foreign legislative rate changes	—	—	41.5
Transaction costs	—	—	(8.7)
Divestitures	0.2	(2.6)	—
Unrecognized tax benefits	0.1	1.7	(4.0)
Other, net	(0.2)	0.6	(33.3)
Effective income tax rate	31.5%	27.9%	(188.6)%

(1)  Represents Subpart F income, GILTI (less Section 250 deduction), and FDII net of associated foreign tax credits

The tax effects of significant temporary differences that comprise tax balances were as follows:

	September 30,
	2022	2021
Deferred tax assets:
Employee benefit accruals	$25.9	$37.6
Loss and tax credit carryforwards	15.7	38.9
Interest limitation carryforward	19.3	23.2
Operating lease liabilities	30.4	37.0
Rebates and other discounts	4.2	5.2
Self-insurance reserves	2.9	2.9
Inventory, net	8.5	8.3
Other, net	26.0	20.0
Total deferred tax assets before valuation allowance	132.9	173.1
Less valuation allowance	(11.8)	(24.4)
Total deferred tax assets, net	121.1	148.7
Deferred tax liabilities:
Depreciation	(21.2)	(24.5)
Amortization	(185.2)	(210.1)
Operating right-of-use assets	(31.0)	(37.4)
Long-term contracts and customer prepayments	(68.9)	(55.3)
Unremitted earnings of foreign operations	(14.7)	(15.0)
Other, net	(3.5)	(4.1)
Total deferred tax liabilities	(324.5)	(346.4)
Deferred tax liabilities, net	$(203.4)	$(197.7)

Amounts recorded in the Consolidated Balance Sheets:
Deferred tax assets, non-current	6.8	9.0
Deferred tax liabilities, non-current	(210.2)	(206.7)
Total	$(203.4)	$(197.7)

At September 30, 2022 and 2021, respectively, the Company had $3.9 and $15.5 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which will begin to expire in 2023, and $28.9 and $45.6 of deferred tax assets related to foreign net operating loss and interest carryforwards. The majority of the foreign net operating loss and interest carryforwards have unlimited carryforward periods. Portions of the net operating loss carryforwards with expiration periods will begin to expire in 2023. Deferred tax assets as of September 30, 2022 and 2021, were reduced by a valuation allowance of $11.8 and $24.4, respectively, relating to foreign net operating loss carryforwards and foreign tax credit carryforwards.  At September 30, 2022 and 2021, the Company had $34.1 and $26.3, respectively, of current income tax payable included in other current liabilities on the Consolidated Balance Sheets. As of September 30, 2022 and 2021, the Company also had a transition tax liability of $14.9 and $16.9 included within other long-term liabilities on the Consolidated Balance Sheets.

The Company establishes a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2022, and 2021, respectively, $14.7 and $15.0 of deferred tax liability on unremitted earnings of foreign subsidiaries was recognized, representing the assumed tax on the future distribution and tax withholdings on the distribution of such earnings among certain of the Company’s foreign subsidiaries.

Deferred tax liabilities were not recorded for any additional basis differences inherent in the Company’s foreign subsidiaries (i.e., basis differences in excess of those subject to the Transition Tax) as these amounts continue to be permanently reinvested outside of the U.S. If these amounts were not considered permanently reinvested, deferred tax liabilities would be recorded for any additional income taxes, distribution taxes, and withholding taxes payable in various countries. A determination of the unrecognized deferred tax liabilities on the permanently reinvested basis differences at September 30, 2022 is not practicable.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2022	2021	2020
Balance at September 30	$40.5	$35.7	$9.7
Assumed and recognized tax positions as part of Milacron acquisition	—	—	29.2
Additions for tax positions related to the current year	—	6.5	0.6
Additions for tax positions of prior years	1.0	1.6	0.7
Reductions for tax positions of prior years	(6.9)	(3.3)	(4.4)
Settlements	(0.7)	—	(0.1)
Balance at September 30	$33.9	$40.5	$35.7

The gross unrecognized tax benefit included $33.9 and $40.5 at September 30, 2022 and 2021, respectively, which, if recognized, would impact the effective tax rate in future periods. The assumed and recognized tax positions as part of the Milacron acquisition, includes historical unrecognized tax benefits related to Milacron, as well as certain unrecognized tax benefits recorded as part of purchase accounting.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2022 and 2021, the Company recognized $0.5 and $1.2, respectively, in additional interest and penalties.  Excluded from the reconciliation were $3.8 and $3.7 of accrued interest and penalties at September 30, 2022 and 2021, respectively.

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

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range up to $0.5 based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although the Company believes that adequate provision has been made for such issues, it is possible that their ultimate resolution could affect earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced and yield a positive impact on earnings. The Company does not expect that the outcome of these audits will significantly impact the Consolidated Financial Statements.

9.                    Earnings (Loss) per Share

The dilutive effects of performance-based stock awards described in Note 10 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective Consolidated Balance Sheet date.  At September 30, 2022, 2021, and 2020, potential dilutive effects representing 373,000, 450,000, and 400,000 shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Year Ended September 30,
	2022	2021	2020
Net income (loss) attributable to Hillenbrand	$208.9	$249.9	$(60.1)
Weighted average shares outstanding — basic (in millions)	71.7	74.9	73.4
Effect of dilutive stock options and unvested time-based restricted stock (in millions) (1)	0.5	0.5	—
Weighted average shares outstanding — diluted (in millions)	72.2	75.4	73.4

Basic earnings (loss) per share	$2.91	$3.34	$(0.82)
Diluted earnings (loss) per share	$2.89	$3.31	$(0.82)

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	0.3	0.8	2.8

(1)As a result of the net loss attributable to Hillenbrand during the year ended September 30, 2020, the effect of stock options and other unvested equity awards were antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

10.    Share-Based Compensation

The Company has share-based compensation plans under which 15,385,436 shares are registered.  As of September 30, 2022, 2,779,027 shares were outstanding under these plans and 8,946,245 shares had been issued, leaving 3,660,164 shares available for future issuance.  Our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, provides for long-term performance compensation for management and members of the Board of Directors.  Under the Stock Incentive Plan, a variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2022	2021	2020
Stock-based compensation cost	$21.3	$19.7	$14.0
Less impact of income tax	4.9	4.5	3.2
Stock-based compensation cost, net of tax	$16.4	$15.2	$10.8

The Company realized current tax benefits of $5.8, $3.9 and $1.9 from the exercise of stock options and the payment of stock awards during the years ended September 30, 2022, 2021 and 2020, respectively.

Stock Options — No stock options were issued during the year ended September 30, 2022 and 2021. For grants issued prior to 2021, fair values of were estimated on the date of grant using the Black-Scholes option-pricing model. The grants are contingent upon continued employment and generally vest over a three-year period.  Expense is recognized on a straight-line basis over the applicable vesting periods. Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $6.63 per share for 2020. The following assumptions were used in the determination of fair value for the year ended September 30, 2020:

Risk-free interest rate	1.6%
Weighted-average dividend yield	2.7%
Weighted-average volatility factor	27.9%
Expected life (years)	5.8

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

A summary of outstanding stock option awards as of September 30, 2022 and changes during the year is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2020	2,436,443	$35.00
Granted	—	—
Exercised	(453,059)	28.86
Forfeited	(9,783)	41.52
Expired/cancelled	(10,651)	41.74
Outstanding at September 30, 2021	1,962,950	36.35
Granted	—	—
Exercised	(702,712)	36.13
Forfeited	(544)	44.22
Expired/cancelled	(7,972)	35.91
Outstanding at September 30, 2022	1,251,722	$36.47

Exercisable at September 30, 2022	1,184,283	$36.73

As of September 30, 2022, there was no unrecognized stock-based compensation associated with unvested stock options. As of September 30, 2022, the average remaining life of the outstanding stock options was 4.1 years with an aggregate intrinsic value of $3.8.  As of September 30, 2022, the average remaining life of the exercisable stock options was 3.9 years with an aggregate intrinsic value of $3.4.  The total intrinsic value of options exercised by employees and directors during 2022, 2021, and 2020 was $9.6, $6.6, and $0.6, respectively. The grant-date fair value of options that vested during 2022, 2021, and 2020 was $11.5, $15.9, and $15.6, respectively.

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

The vesting of the SV awards granted in fiscal 2022 is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period and a corresponding service requirement.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  The number of shares awarded is based upon the fair value of the Company’s common stock at the date of grant adjusted for the attainment level at the end of the period.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum to vest. The Company records expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projections.  As a result, depending on the degree to which performance criteria are achieved or projections change, expenses related to the SV awards may become more volatile as the Company approaches the final performance measurement date at the end of the three-year period.

The vesting of TSR awards granted in fiscal 2022 will be determined by comparing the Company’s total shareholder return during a three-year period to the respective total shareholder returns of members of the Standard & Poor’s 400 Mid Cap Industrials index (the “Index Companies”). Based on the Company’s relative ranking within the Index Companies, performance below the 25th percentile earns a zero payout, a 25 percent minimum payout for achievement at the 25th percentile, 100 percent payout at 50th percentile achievement, and 175 percent payout at 75th percentile achievement and above. Compensation expense for the TSR awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The Company estimates the fair value of TSR awards using a Monte-Carlo simulation model which included the following key assumptions:

	Year Ended Year Ended September 30,
	2022	2021	2020
Expected term (years)	2.83	2.83	2.82
Risk-free interest rate	0.86%	0.20%	1.60%
Share price volatility	43.90%	43.04%	25.61%
Expected dividend yield	—%	—%	—%
Actual dividend yield	1.91%	2.24%	2.63%

A summary of the non-vested stock awards, including dividends, as of September 30, 2022 (representing the maximum number of shares that could be vested) and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2020	346,625	$32.46
Granted	454,873	39.37
Vested	(117,370)	32.95
Forfeited	(66,993)	34.72
Non-vested time-based stock awards at September 30, 2021	617,135	37.21
Granted	408,467	45.46
Vested	(252,346)	35.36
Forfeited	(112,796)	40.28
Non-vested time-based stock awards at September 30, 2022	660,460	$42.50

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2020	694,295	$36.59
Granted	369,138	44.36
Vested	(135,569)	38.35
Forfeited	(194,215)	46.88
Non-vested performance-based stock awards at September 30, 2021	733,649	37.38
Granted	321,472	51.93
Vested	(242,117)	33.65
Forfeited	(274,652)	39.22
Non-vested performance-based stock awards at September 30, 2022	538,352	$47.69

The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2022, 2021, and 2020 was $23.0, $11.1, and $5.5 (including dividends), respectively.

As of September 30, 2022, $16.0 and $6.9 of unrecognized stock-based compensation was associated with the Company’s unvested time-based and performance-based (including SV and TSR) stock awards, respectively.  The unrecognized amount of compensation related to the SV awards is based upon projected performance to date. The unrecognized compensation cost of the time-based and performance-based awards is expected to be recognized over a weighted-average period of 2.3 and 1.8 years and includes a reduction for an estimate of potential forfeitures.  As of September 30, 2022, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $24.3 and $18.5, respectively.

Dividends payable in stock accrue on both time-based and SV awards during the performance period and are subject to the same terms as the original grants.  Dividends do not accrue on TSR awards during the performance period. As of September

30, 2022, a total of 40,729 shares had accumulated on unvested stock awards due to dividend reinvestments and were included in the tables above.  The aggregate fair value of these shares at September 30, 2022 was $1.5.

Vested Deferred Stock — Certain stock-based compensation programs allow or require deferred delivery of shares after vesting.  As of September 30, 2022, there were 328,494 fully vested deferred shares, which were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2022 was $12.1.

11.          Other Comprehensive (Loss) Income

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2022:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)
Other comprehensive income (loss) before reclassifications
Before tax amount	18.4	(126.8)	(0.6)	(109.0)	$(2.2)	$(111.2)
Tax benefit	(5.7)	—	0.3	(5.4)		(5.4)
After tax amount	12.7	(126.8)	(0.3)	(114.4)	(2.2)	(116.6)
Amounts reclassified from accumulated other comprehensive loss (2)	3.7	—	1.4	5.1	—	5.1
Net current period other comprehensive income (loss)	16.4	(126.8)	1.1	(109.3)	$(2.2)	$(111.5)
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)

(1)  Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2022
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments	(Gain)/Loss on Divestiture	Total
	Net Loss Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$—	$(0.1)
Cost of goods sold	—	—	(0.7)	—	(0.7)
Other income, net	4.0	—	1.9	—	5.9
Total before tax	$4.0	$—	$1.1	$—	5.1
Tax benefit					—
Total reclassifications for the period, net of tax					$5.1

(1)These accumulated other comprehensive loss components are included in the computation of net pension cost (see Note 7).

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2021:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)
Other comprehensive income (loss) before reclassifications
Before tax amount	22.5	42.2	0.9	65.6	$(0.1)	$65.5
Tax benefit	(5.6)	—	(0.2)	(5.8)	—	(5.8)
After tax amount	16.9	42.2	0.7	59.8	(0.1)	59.7
Amounts reclassified from accumulated other comprehensive loss (2)	3.5	(8.0)	1.2	(3.3)	—	(3.3)
Net current period other comprehensive income (loss)	20.4	34.2	1.9	56.5	$(0.1)	$56.4
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)

(1)  Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2021
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments	(Gain)/Loss on Divestiture	Total
	Net Loss Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$—	$0.1
Cost of goods sold	—	—	(1.0)	—	$(1.0)
Other income (expense), net	4.2	(0.1)	1.9	(8.0)	$(2.0)
Total before tax	$4.2	$(0.1)	$1.0	$(8.0)	$(2.9)
Tax benefit					(0.4)
Total reclassifications for the period, net of tax					$(3.3)

(1)These accumulated other comprehensive loss components are included in the computation of net pension cost (see Note 7).

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2020:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2019	$(62.3)	$(64.7)	$(13.6)	$(140.6)
Other comprehensive (loss) income before reclassifications
Before tax amount	(8.5)	43.6	(1.2)	33.9	$(0.5)	$33.4
Tax expense	2.0	—	0.2	2.2	—	2.2
After tax amount	(6.5)	43.6	(1.0)	36.1	(0.5)	35.6
Amounts reclassified from accumulated other comprehensive loss (2)	5.2	—	2.5	7.7	—	7.7
Net current period other comprehensive (loss) income	(1.3)	43.6	1.5	43.8	$(0.5)	$43.3
Reclassification of certain income tax effects(3)	$(6.0)	$—	$—	$(6.0)
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)

(1)  Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)  Amounts are net of tax.
(3)  Income tax effects of the Tax Act were reclassified from accumulated other comprehensive loss to retained earnings due to the adoption of ASU 2018-02.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2020
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments
	Net Loss Recognized	Prior Service Costs Recognized		Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	—	—	0.8	0.8
Other income, net	7.1	—	2.0	9.1
Total before tax	$7.1	$—	$2.6	9.7
Tax benefit				(2.0)
Total reclassifications for the period, net of tax				$7.7

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

Claims covered by insurance have in most instances deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period.  For auto, workers compensation, and general liability claims in the U.S., outside insurance companies and third-party claims administrators generally assist in establishing individual claim reserves. An independent outside actuary often provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. For all other types of claims, reserves are established when payment is considered probable and are based upon advice from internal and external counsel and historical settlement information for such claims.

The recorded amounts represent the best estimate of the costs the Company will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

13.             Other Income, Net

	Year Ended September 30,
	2022	2021	2020
Interest income	$5.5	$3.4	$3.2
Foreign currency exchange gain, net	0.2	0.1	1.2
Other, net	2.7	(3.2)	(0.4)
Other income, net	$8.4	$0.3	$4.0

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at September 30, 2022	Fair Value at September 30, 2022
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$234.1	$234.1	$—	$—
Restricted cash	3.5	3.5	—	—
Investments in rabbi trust	2.4	2.4	—	—
Derivative instruments	3.0	—	3.0	—

Liabilities:
Revolving Credit Facility	6.7	—	6.7	—
2021 Notes	350.0	268.7	—	—
2020 Notes	400.0	394.5	—	—
2019 Notes	374.7	349.6	—	—
Series A Notes	100.0	—	97.6	—
Derivative instruments	8.0	—	8.0	—

	Carrying Value at September 30, 2021	Fair Value at September 30, 2021
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$446.1	$446.1	$—	$—
Restricted cash	1.3	1.3	—	—
Cash and cash equivalents held for sale	3.5	3.5	—	—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	1.9	—	1.9

Liabilities:
2021 Notes	350.0	349.0	—	—
2020 Notes	400.0	422.8	—	—
2019 Notes	374.6	421.3	—	—
Series A Notes	100.0	—	107.6	—
Derivative instruments	2.5	—	2.5	—

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
•The fair values of the Facility and Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for the Facility or Series A Notes.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Year Ended September 30,
	2022	2021	2020
Net revenue
Advanced Process Solutions	$1,269.8	$1,245.7	$1,228.6
Molding Technology Solutions	1,045.5	995.7	735.8
Batesville	625.6	623.4	552.6
Total net revenue	$2,940.9	$2,864.8	$2,517.0

Adjusted EBITDA (1)
Advanced Process Solutions	$249.1	$234.5	$234.5
Molding Technology Solutions	216.2	201.8	147.0
Batesville	127.1	160.2	127.1
Corporate	(65.0)	(58.3)	(44.2)

Net revenue
United States	$1,351.4	$1,312.8	$1,202.8
China	573.1	503.6	349.1
India	196.3	178.9	122.3
Germany	140.9	139.0	149.4
All other countries	679.2	730.5	693.4
Total net revenue	$2,940.9	$2,864.8	$2,517.0

(1)  Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.

	September 30,
	2022	2021
Total assets assigned
Advanced Process Solutions	$1,494.2	$1,596.5
Molding Technology Solutions	2,052.6	2,103.0
Batesville	232.3	231.5
Corporate	88.4	83.9
Total assets assigned	$3,867.5	$4,014.9

Tangible long-lived assets, net
United States	$154.1	$161.1
Germany	104.1	113.8
China	42.2	53.0
India	40.7	43.9
All other foreign business units	63.4	61.4
Tangible long-lived assets, net	$404.5	$433.2

The following schedule reconciles segment adjusted EBITDA to consolidated net income (loss)

	Year Ended September 30,
	2022	2021	2020
Adjusted EBITDA:
Advanced Process Solutions	$249.1	$234.5	$234.5
Molding Technology Solutions	216.2	201.8	147.0
Batesville	127.1	160.2	127.1
Corporate	(65.0)	(58.3)	(44.2)
Less:	00	00	00
Interest income	(5.5)	(3.4)	(3.2)
Interest expense	69.8	77.6	77.4
Income tax expense	98.8	98.6	34.9
Depreciation and amortization	108.2	115.2	130.6
Impairment charges	—	11.2	144.8
Business acquisition, disposition, and integration costs	31.3	34.5	77.2
Restructuring and restructuring-related charges	3.2	14.5	9.3
Inventory step-up	—	—	40.7
Loss (gain) on divestiture	3.1	(67.1)	3.5
Other	3.3	1.9	2.6
Consolidated net income (loss)	$215.2	$255.2	$(53.4)

16.             Restructuring

Hillenbrand periodically undergoes restructuring activities in order to enhance profitability through streamlined operations and an improved overall cost structure. The following schedule details the restructuring charges by reportable operating segment and the classification of those charges on the Consolidated Statements of Operations.

	Year Ended September 30,
	2022			2021			2020
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$1.8	$(0.2)	$1.6	$9.3	$5.9	$15.2	$0.9	$3.1	$4.0
Molding Technology Solutions	—	0.2	0.2	4.1	1.0	5.1	2.0	2.0	4.0
Batesville	—	0.1	0.1	0.1	1.1	1.2	—	0.7	0.7
Corporate	—	0.8	0.8	—	0.7	0.7	—	1.8	1.8
Total	$1.8	$0.9	$2.7	$13.5	$8.7	$22.2	$2.9	$7.6	$10.5

The restructuring charges within the Advanced Process Solutions and Batesville reportable operating segments during the years ended September 30, 2022, 2021, and 2020 related primarily to severance costs. The restructuring charges within the Molding Technology Solutions reportable operating segment and Corporate during the years ended September 30, 2022, 2021 and 2020 were primarily related to severance costs associated with the ongoing integration of Milacron, as well as productivity initiatives within the Molding Technology Solutions reportable operating segment. At September 30, 2022, $1.4 of restructuring costs were accrued and are expected to be paid over the next twelve months.

During fiscal 2021, the Company’s wholly-owned subsidiary Coperion GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facilities in Stuttgart and Weingarten, Germany, whereby certain operational functions will be shifted to the Company’s operations in Switzerland or to a third party provider (the “Plan”). As a result, the Company expects to incur severance and other related costs of approximately $11.0 to $12.0 and restructuring-related costs of $3.0 to $4.0 related to the Plan. Substantially all of these costs will result in future cash expenditures that are expected to be substantially paid by the end of calendar year 2022. As the employees are required to render service in order to receive termination benefits, the associated liability related to the Plan will be recognized ratably over the future service period. During the years ended September 30, 2022 and 2021, the Company recognized $2.5 and $7.3, respectively, of expense, and these amounts were included within cost of goods sold and operating expenses in the Company's Consolidated Statements of Operations. The total liability related to the Plan was $1.0 as of September 30, 2022.

17.             Subsequent Events

Acquisition of LINXIS Group SAS

On October 6, 2022, the Company completed the acquisition of LINXIS Group SAS (“Linxis”) from IBERIS INTERNATIONAL S.À R.L, an affiliate of IK Partners, and additional sellers (“Sellers”). As a result of the acquisition, the Company acquired from the Sellers all of the issued and outstanding securities of Linxis, and Linxis became a wholly owned subsidiary of the Company for total aggregate consideration of $590.8 (€596.2) in cash, reflecting an enterprise value of approximately $566.8 (€572.0) plus cash acquired at closing, subject to post-closing adjustments. We utilized borrowings, subsequent to September 30, 2022, under our Facility to fund this acquisition.

Linxis has six leading brands – Bakon, Diosna, Shaffer, Shick Esteve, Unifiller, and VMI – that serve customers in over 100 countries. With a global manufacturing, sales and service footprint, Linxis specializes in design, manufacturing, and service of dosing, kneading, mixing, granulating, drying and coating technologies that are complementary to the equipment and solutions offered under Hillenbrand's Coperion brand. Linxis will be included in our Advanced Process Solutions reportable operating segment.

Proposed Acquisition of Peerless Food Equipment

On November 3, 2022, the Company signed a definitive agreement to acquire from Illinois Tool Works Inc. its Peerless Food Equipment division (“Peerless”), a premier supplier of industrial food processing equipment, for a purchase price of $59.0, subject to customary post-closing adjustments. Headquartered in Sidney, Ohio, Peerless is highly complementary to certain Linxis brands. This transaction is expected to close during the fiscal first quarter of 2023. Peerless will be included in our Advanced Process Solutions reportable operating segment.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (a)	Balance at End of Period
Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2022	$26.0	$2.7	$(0.8)	$(4.8)	$23.1
Year ended September 30, 2021	$24.0	$3.5	$0.1	$(1.6)	$26.0
Year ended September 30, 2020	$22.5	$0.7	$0.2	$0.6	$24.0

Allowance for inventory valuation:

Year ended September 30, 2022	$29.7	$8.4	$(3.0)	$(4.4)	$30.7
Year ended September 30, 2021	$25.6	$5.4	$3.0	$(4.3)	$29.7
Year ended September 30, 2020	$16.2	$6.6	$1.4	$1.4	$25.6

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2022.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, of this Form 10-K.

On August 31, 2022, we completed the acquisition of Herbold, which includes its existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2022, we have excluded Herbold from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. We are currently in the process of evaluating and integrating Herbold’s historical internal control over financial reporting with ours. The integration may lead to changes in future fiscal periods, but we do not expect these changes to materially affect our internal control over financial reporting. We expect to complete this integration in fiscal 2023. For the year ended and as of September 30, 2022, Herbold accounted for less than 1% of total consolidated net revenue and less than 5% of total consolidated assets.

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

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Information about our Executive Officers.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”), which section is incorporated herein by reference. Information regarding our Code of Ethical Business Conduct, compliance with Section 16(a) of the Exchange Act, and the corporate governance matters covered by this Item is incorporated by reference to the 2023 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees” and “Delinquent Section 16(a) Reports.” Information related to corporate governance of the Company, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees, and transactions in our securities by directors and executive officers, is also available free of charge on or through the “Investors” section of our website at www.hillenbrand.com.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation of Directors.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement, where such information will be included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement, where such information will be included under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Consolidated Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 55.

(2) Consolidated Financial Statement Schedule

The financial statement schedule on page 106 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

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

Exhibit 2.2	***	Securities Purchase Agreement, dated as of September 15, 2022, among Hillenbrand France Acquisition Holdings SAS and the Sellers identified therein with respect to Linxis Group (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 15, 2022)
Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of May 5, 2022 (Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed May 9, 2022)
Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. Bank National Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010)
Exhibit 4.2		Supplemental Indenture dated as of January 10, 2013, by and among Hillenbrand, Inc., Batesville Casket Company, Inc., Batesville Manufacturing, Inc., Batesville Services, Inc., Coperion Corporation, K-Tron Investment Co., TerraSource Global Corporation, Process Equipment Group, Inc., Rotex Global, LLC, and U.S. Bank National Association, as trustee (the “Trustee”) (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 11, 2013)
Exhibit 4.3		Supplemental Indenture No.3, dated as of September 25, 2019, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.4		Form of the Company’s 4.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.5	*	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act
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

Exhibit 4.10		Supplemental Indenture No. 7, dated as of March 3, 2021, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2021)
Exhibit 4.11		Form of the Company’s 3.7500% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2021)
Exhibit 10.1	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)
Exhibit 10.2	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)
Exhibit 10.3	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)
Exhibit 10.4	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference as Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.5	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.6	**	Employment Agreement dated as of December 30, 2021, between Hillenbrand, Inc. and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed February 2, 2022)
Exhibit 10.7	**	Change in Control Agreement dated as of December 30, 2021, between Hillenbrand, Inc. and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed February 2, 2022)
Exhibit 10.8	**	Employment Agreement dated as of March 14, 2022, by and between Hillenbrand, Inc. and Robert M. VanHimbergen (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2022)
Exhibit 10.9		Private Shelf Agreement dated as of December 6, 2012, by and between Hillenbrand, Inc. and Prudential Investment Management, Inc. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed February 4, 2013)
Exhibit 10.10	**
Amended and Restated Hillenbrand, Inc. Stock Incentive Plan (Amended and Restated as of December 3, 2020 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2021)

Exhibit 10.11	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.12	**	Hillenbrand, Inc. Third Amended and Restated Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2021)
Exhibit 10.13	*,**	Employment Agreement, dated January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora
Exhibit 10.14	*,**	Restricted Stock Unit Award Agreement, dated as of January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora
Exhibit 10.15	*,**	Sign-on and Retention Agreement, dated as of November 17, 2021, between Hillenbrand, Inc. and Aneesha Arora
Exhibit 10.16	*,**	Cash Award Agreement, dated as of January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora
Exhibit 10.17	*,**	Employment Agreement, dated as of October 1, 2015, between Hillenbrand, Inc. and Nicholas Farrell
Exhibit 10.18	*,**	Form of Change in Control Agreement (2021 revision)
Exhibit 10.19		Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 19, 2014)
Exhibit 10.20		Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2014)

Exhibit 10.21		Amendment No. 3 to Private Shelf Agreement, dated March 24, 2016, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2016)
Exhibit 10.22		Amendment No. 4 to the Private Shelf Agreement, dated as of December 8, 2017, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2017)
Exhibit 10.23	**	Employment Agreement dated as of June 18, 2018, by and between Hillenbrand, Inc. and J. Michael Whitted (Incorporated by reference as Exhibit 10.33 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.24	**	Employment Agreement dated as of September 7, 2015, by and between Batesville Services, Inc. and Christopher Trainor (Incorporated by reference as Exhibit 10.34 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.25	**	Employment Agreement, dated March 30, 2020, by and between Mold-Masters (2007) Limited and Ling An-Heid (Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 3, 2021)
Exhibit 10.26		Fourth Amended and Restated Credit Agreement, dated as of June 8, 2022, among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the co-syndication agents and co-documentation agents named therein (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 13, 2022)
Exhibit 10.27		Amendment No. 5 to Private Shelf Agreement, dated as of September 4, 2019, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 4, 2019)
Exhibit 10.28
Amendment No. 6 to Private Shelf Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.29	***	Warranty Agreement, dated as of September 15, 2022, by and between Hillenbrand France Acquisition Holding SAS and the Sellers identified therein with respect to Linxis Group (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 15, 2022)
Exhibit 10.30
Amendment No. 7 to Private Shelf Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 10.31	***	Syndicated L/G Facility Agreement, dated June 21, 2022, among Hillenbrand, Inc., certain of its subsidiaries party thereto, Commerzbank Aktiengesellschaft and other lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2022)
Exhibit 10.32	**	Form of Performance-Based Unit Award Agreement (Shareholder Value Delivered) (2021 revision) (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.33	**	Form of Performance Based Unit Award Agreement (Relative Total Shareholder Return) (2021 revision) (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.34	**	Form of Restricted Stock Unit Award Agreement (2021 revision) (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.35	**	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) (2021 revision) (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.36		Amendment No. 8 to Private Shelf Agreement, dated as of June 9, 2022, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed June 13, 2022)
Exhibit 10.37	**	Key Employee Retention Agreement, dated as of July 2, 2021, between Hillenbrand, Inc. and Christopher H. Trainor (Incorporated by reference as Exhibit 10.45 to Annual Report on Form 10-K filed November 17, 2021)

Exhibit 10.38	**	Restricted Stock Unit Award Agreement, dated as of July 6, 2021, between Hillenbrand, Inc. and Christopher H. Trainor (Incorporated by reference as Exhibit 10.47 to Annual Report on Form 10-K filed November 17, 2021)
Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.
Exhibit 22	*	List of Guarantor Subsidiaries of Hillenbrand, Inc.
Exhibit 23.1	*	Consent of Ernst & Young LLP
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following documents are being filed pursuant to Inline XBRL:

Exhibit 101		The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.
***	Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Hillenbrand hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND, INC.

By:	/s/ Kimberly K. Ryan
Kimberly K. Ryan
President and Chief Executive Officer
November 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Joseph Loughrey	Chairperson of the Board	November 16, 2022
F. Joseph Loughrey

/s/ Kimberly K. Ryan	President, Chief Executive Officer, and Director	November 16, 2022
Kimberly K. Ryan	(Principal Executive Officer)

/s/ Robert M. VanHimbergen	Senior Vice President and Chief Financial Officer	November 16, 2022
Robert M. VanHimbergen	(Principal Financial Officer)

/s/ Megan A. Walke	Vice President and Chief Accounting Officer	November 16, 2022
Megan A. Walke	(Principal Accounting Officer)

/s/ Gary L. Collar	Director	November 16, 2022
Gary L. Collar

/s/ Helen W. Cornell	Director	November 16, 2022
Helen W. Cornell

/s/ Joy M. Greenway	Director	November 16, 2022
Joy M. Greenway

/s/ Daniel C. Hillenbrand	Director	November 16, 2022
Daniel C. Hillenbrand

/s/ Neil S. Novich	Director	November 16, 2022
Neil S. Novich

/s/ Dennis W. Pullin	Director	November 16, 2022
Dennis W. Pullin

/s/ Jennifer W. Rumsey	Director	November 16, 2022
Jennifer W. Rumsey

/s/ Inderpreet Sawhney	Director	November 16, 2022
Inderpreet Sawhney

/s/ Stuart A. Taylor II	Director	November 16, 2022
Stuart A. Taylor II