Form 10-Q
period 2022-12-31
Hillenbrand, Inc.
filed 2023-02-08
CIK 1417398

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

The registrant had 69,396,956 shares of common stock, no par value per share, outstanding as of February 3, 2023.

Table of Content

HILLENBRAND, INC.

Table of Content
PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2022	2021
Net revenue	$655.7	$565.9
Cost of goods sold	444.8	384.1
Gross profit	210.9	181.8
Operating expenses	142.3	112.0
Amortization expense	19.1	13.7
Loss on divestiture	—	3.1
Interest expense	23.3	17.9
Other income, net	(2.9)	(0.4)
Income from continuing operations before income taxes	29.1	35.5
Income tax expense	2.3	13.3
Income from continuing operations	26.8	22.2
Income from discontinued operations (net of income tax expense)	21.0	27.9
Consolidated net income	47.8	50.1
Less: Net income attributable to noncontrolling interests	2.3	1.1
Net income attributable to Hillenbrand	$45.5	$49.0

Earnings Per Share
Basic earnings per share
Income from continuing operations attributable to Hillenbrand	$0.36	$0.29
Income from discontinued operations	0.30	0.38
Net income attributable to Hillenbrand	$0.66	$0.67
Diluted earnings per share
Income from continuing operations attributable to Hillenbrand	$0.35	$0.29
Income from discontinued operations	0.30	0.38
Net income attributable to Hillenbrand	$0.65	$0.67
Weighted average shares outstanding (basic)	69.4	72.7
Weighted average shares outstanding (diluted)	69.8	73.5

See Condensed Notes to Consolidated Financial Statements

Table of Content
Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2022	2021
Consolidated net income	$47.8	$50.1
Changes in other comprehensive income, net of tax:
Currency translation adjustment (1)	43.0	2.4
Pension and postretirement	(0.2)	0.7
Change in net unrealized gain on derivative instruments	3.7	0.7
Total changes in other comprehensive income, net of tax	46.5	3.8
Consolidated comprehensive income	94.3	53.9
Less: Comprehensive income attributable to noncontrolling interests	2.1	1.0
Comprehensive income attributable to Hillenbrand	$92.2	$52.9

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Table of Content
Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2022 (unaudited)	September 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$193.9	$232.2
Trade receivables, net	326.6	252.9
Receivables from long-term manufacturing contracts, net	270.3	213.3
Inventories, net	591.6	485.6
Prepaid expenses and other current assets	132.9	102.8
Current assets held for sale	238.0	116.1
Total current assets	1,753.3	1,402.9
Property, plant, and equipment, net	285.2	231.9
Operating lease right-of-use assets, net	106.0	87.9
Intangible assets, net	1,095.1	808.0
Goodwill	1,562.7	1,151.1
Other long-term assets	83.6	80.4
Long-term assets held for sale	—	105.3
Total Assets	$4,885.9	$3,867.5

LIABILITIES
Current Liabilities
Trade accounts payable	$397.3	$371.0
Liabilities from long-term manufacturing contracts and advances	392.3	290.3
Current portion of long-term debt	10.0	—
Accrued compensation	93.1	97.0
Current liabilities held for sale	130.6	113.8
Other current liabilities	240.6	205.7
Total current liabilities	1,263.9	1,077.8
Long-term debt	1,890.4	1,222.1
Accrued pension and postretirement healthcare	111.6	101.3
Operating lease liabilities	82.3	70.5
Deferred income taxes	291.1	210.2
Other long-term liabilities	53.8	51.8
Long-term liabilities held for sale	—	25.8
Total Liabilities	$3,693.1	$2,759.5

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 69.3 and 68.9 shares outstanding)	—	—
Additional paid-in capital	706.5	723.8
Retained earnings	842.0	812.0
Treasury stock (6.5 and 6.9 shares, at cost)	(277.0)	(297.3)
Accumulated other comprehensive loss	(108.9)	(155.6)
Hillenbrand Shareholders’ Equity	1,162.6	1,082.9
Noncontrolling interests	30.2	25.1
Total Shareholders’ Equity	1,192.8	1,108.0

Total Liabilities and Shareholders’ Equity	$4,885.9	$3,867.5

See Condensed Notes to Consolidated Financial Statements

Table of Content
Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended December 31,
	2022	2021
Operating activities from continuing operations
Consolidated net income	$47.8	$50.1
Income from discontinued operations (net of income tax expense)	(21.0)	(27.9)
Adjustments to reconcile income from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	31.0	25.6
Loss on divestiture	—	3.1
Deferred income taxes	(5.3)	(12.3)
Amortization of deferred financing costs	0.9	0.9
Share-based compensation	5.1	5.9
Trade accounts receivable, net and receivables from long-term manufacturing contracts	(51.1)	(4.0)
Inventories, net	2.7	(29.8)
Prepaid expenses and other current assets	(13.9)	(2.6)
Trade accounts payable	(11.6)	25.3
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	14.8	(17.8)
Income taxes payable	(1.6)	12.7
Accrued pension and postretirement	(1.9)	(2.0)
Other, net	(1.5)	(6.9)
Net cash (used in) provided by operating activities from continuing operations	(5.6)	20.3

Investing activities from continuing operations
Capital expenditures	(15.3)	(7.6)
Proceeds from sales of property, plant, and equipment	0.8	—
Acquisition of businesses, net of cash acquired	(627.5)	—
Divestiture working capital payment	—	(4.5)
Net cash used in investing activities from continuing operations	(642.0)	(12.1)

Financing activities from continuing operations
Proceeds from issuance of long-term debt	200.0	—
Proceeds from revolving credit facilities	756.3	—
Repayments on revolving credit facilities	(326.3)	—
Payment of deferred financing costs	(0.6)	—
Payments of dividends on common stock	(15.3)	(15.8)
Repurchases of common stock	—	(28.9)
Proceeds from stock option exercises	6.9	14.6
Payments for employee taxes on net settlement equity awards	(9.2)	(5.7)
Other, net	(1.5)	(1.6)
Net cash provided by (used in) financing activities from continuing operations	610.3	(37.4)
Cash used in continuing operations	(37.3)	(29.2)
Cash (used in) provided by discontinued operations:
Operating cash flows	(0.6)	24.2
Investing cash flows	(4.5)	(2.1)
Total cash (used in) provided by discontinued operations	(5.1)	22.1
Effect of exchange rates on cash and cash equivalents	0.6	4.4
Net cash flows	(41.8)	(2.7)

Cash, cash equivalents, restricted cash, and cash and cash equivalents held for sale:
At beginning of period	237.6	450.9
At end of period	$195.8	$448.2

See Condensed Notes to Consolidated Financial Statements

Table of Content
Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended December 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2022	75.8	$723.8	$812.0	6.9	$(297.3)	$(155.6)	$25.1	$1,108.0
Total other comprehensive income (loss), net of tax	—	—	—	—	—	46.7	(0.2)	46.5
Net income	—	—	45.5	—	—	—	2.3	47.8
Issuance/retirement of stock for stock awards/options	—	(22.6)	—	(0.4)	20.3	—	—	(2.3)
Share-based compensation	—	5.1	—	—	—	—	—	5.1
Dividends ($0.22 per share)	—	0.2	(15.5)	—	—	—	(1.6)	(16.9)
Acquisition of noncontrolling interests	—	—	—	—	—	—	4.6	4.6
Balance at December 31, 2022	75.8	$706.5	$842.0	6.5	$(277.0)	$(108.9)	$30.2	$1,192.8

	Three Months Ended December 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2021	75.8	$725.4	$666.2	3.1	$(135.7)	$(46.3)	$22.6	$1,232.2
Total other comprehensive income (loss), net of tax	—	—	—	—	—	3.9	(0.1)	3.8
Net income	—	—	49.0	—	—	—	1.1	50.1
Repurchases of common stock	—	—	—	0.6	(28.9)	—	—	(28.9)
Issuance/retirement of stock for stock awards/options	—	(16.8)	—	(0.5)	25.7	—	—	8.9
Share-based compensation	—	5.9	—	—	—	—	—	5.9
Dividends ($0.2175 per share)	—	0.3	(16.1)	—	—	—	(1.6)	(17.4)
Balance at December 31, 2021	75.8	$714.8	$699.1	3.2	$(138.9)	$(42.4)	$22.0	$1,254.6

See Condensed Notes to Consolidated Financial Statements

Table of Content
Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.Background and Basis of Presentation

Hillenbrand, Inc. (the “Company” or “Hillenbrand”) is a global industrial company with multiple leading brands that serve a wide variety of industries around the world. The Company strives to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The Company recently enhanced the HOM to support our transformation to a pure-play industrial company. The HOM describes the Company’s purpose, mission, vision, values, and mindset as leaders; applies our management practices in Strategy, People, Operational Excellence, and Innovation & Technology; and prescribes four steps (Understand, Focus, Execute, and Grow) designed to make the Company’s businesses both bigger and better.  The Company’s goal is to continue developing Hillenbrand as a world-class global industrial company through the deployment of the HOM. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries unless context otherwise requires.

On December 15, 2022, the Company entered into a definitive agreement to sell its Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, which includes an $11.5 subordinated note, subject to closing adjustments. Batesville is a recognized leader in the death care industry in North America. On February 1, 2023, the Company completed the divestiture. At closing, after applicable adjustments, the Company received $698.0 in pre-tax cash proceeds, including an adjustment for cash on hand acquired from the Company. The Company also received the previously mentioned $11.5 subordinated note. The Company expects to recognize a gain within the Consolidated Statement of Operations during the quarter ended March 31, 2023. Accordingly, the Batesville reportable operating segment assets and liabilities were classified as held for sale in the Consolidated Balance Sheets for all periods presented. Subsequent to the completion of the sale, the Company expects to provide certain transition services to Batesville for applicable fees. The transition services are expected to vary in duration depending upon the type of service provided.

This divestiture represents a strategic shift in Hillenbrand’s business and qualified as a discontinued operation as of December 31, 2022. As a result, the Company classified the results of Batesville in discontinued operations in its Consolidated Statements of Operations for all periods presented. The cash flows related to discontinued operations have been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. Unless otherwise noted, discussion within the notes to the Consolidated Financial Statements relates to continuing operations only and excludes the historical Batesville reportable operating segment. See Note 4 for additional information.

As a result of classifying the Batesville reportable operating segment as a discontinued operation, Hillenbrand is now composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a global leader in highly-engineered process and material handling equipment and systems for a wide variety of industries, including durable plastics, food, and recycling industries. Molding Technology Solutions is a global leader in highly-engineered processing equipment, systems, and aftermarket parts and service for the plastic technology processing industry.

The unaudited Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries.  They also include three subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The unaudited Consolidated Financial Statements have been prepared on the same basis as, and should be read in conjunction with, the audited Consolidated Financial Statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the SEC on November 16, 2022. In the opinion of management, these unaudited Consolidated Financial Statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature. The interim period results are subject to variation and are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year.

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

Table of Content
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

As a result of the Russian Federation’s invasion of Ukraine in February 2022 (the “Ukraine War”), various nations, including the U.S., have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. Any such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions. The effects of the Ukraine War and such associated measures on management’s estimates and consolidated results of operations through December 31, 2022 are reflected in the Consolidated Financial Statements. As of and for the three months ended December 31, 2022, the effects of the Ukraine War have not had a material impact on the Consolidated Financial Statements.

Events and changes in circumstances arising after December 31, 2022, including those resulting from Ukraine War, will be reflected in management’s estimates for future periods in subsequent periodic filings.

2.Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2022, except as described below.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. The Company adopted ASU 2019-12 during the year ended September 30, 2022, and has applied it to all periods presented, as applicable.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires companies to apply Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This generally will result in an acquirer recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition as compared to the ASC 805, Business Combinations (“ASC 805”) requirement that an acquirer recognize and measure the assets it acquires and liabilities it assumes at fair value on the acquisition date. ASU 2021-08 is effective for the Company’s fiscal year beginning October 1, 2023, with early adoption permitted. The Company adopted ASU 2021-08 during the year ended September 30, 2022, and has applied it to all acquisitions executed in the current year, as applicable.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the Consolidated Financial Statements.

3.Revenue Recognition

Net revenue includes gross revenue less sales discounts and sales incentives, all of which require the Company to make estimates for the portion of these allowances that have yet to be credited or paid to customers. The Company estimates these allowances using the expected value method, which is based upon historical rates.

Contract balances

The balance in receivables from long-term manufacturing contracts at December 31, 2022 and September 30, 2022, was $270.3 and $213.3, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at December 31, 2022 and September 30, 2022, was $392.3 and $290.3, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the three months ended December 31, 2022 and 2021, related to liabilities from long-term manufacturing contracts and advances as of September 30, 2022 and 2021, was $91.4 and $98.7, respectively.

Table of Content
During the three months ended December 31, 2022 and 2021, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of December 31, 2022, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $1,959.3. Approximately 79% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End market
Plastics	$240.8	$—	$240.8	$235.0	$—	$235.0
Automotive	—	49.2	49.2	—	49.6	49.6
Chemicals	24.7	—	24.7	24.2	—	24.2
Consumer goods	—	33.1	33.1	—	39.7	39.7
Food and pharmaceuticals	103.8	—	103.8	21.8	—	21.8
Custom molders	—	26.6	26.6	—	38.3	38.3
Packaging	—	28.6	28.6	—	35.2	35.2
Construction	—	31.1	31.1	—	24.6	24.6
Minerals	13.8	—	13.8	12.1	—	12.1
Electronics	—	15.9	15.9	—	14.3	14.3
Medical	—	16.5	16.5	—	20.0	20.0
Other industrial	29.7	41.9	71.6	24.0	27.1	51.1
Total	$412.8	$242.9	$655.7	$317.1	$248.8	$565.9

The following tables present net revenue by geography:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography
Americas	$138.5	$136.2	$274.7	$63.6	$129.1	$192.7
Asia	148.7	68.2	216.9	168.6	81.6	250.2
Europe, the Middle East, and Africa	125.6	38.5	164.1	84.9	38.1	123.0
Total	$412.8	$242.9	$655.7	$317.1	$248.8	$565.9

Table of Content
The following tables present net revenue by products and services:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and services
Equipment	$305.3	$162.1	$467.4	$231.5	$171.8	$403.3
Parts and services	107.5	64.6	172.1	85.6	60.3	145.9
Other	—	16.2	16.2	—	16.7	16.7
Total	$412.8	$242.9	$655.7	$317.1	$248.8	$565.9

The following tables present net revenue by timing of transfer:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$220.2	$230.0	$450.2	$135.0	$246.1	$381.1
Over time	192.6	12.9	205.5	182.1	2.7	184.8
Total	$412.8	$242.9	$655.7	$317.1	$248.8	$565.9

4.Divestitures

Batesville

Held for sale

As previously described in Note 1, the assets and liabilities of the Batesville reportable operating segment have been reflected as assets and liabilities held for sale. The following is a summary of the major categories of assets and liabilities held for sale at:

Table of Content

	December 31, 2022	September 30, 2022
Cash and cash equivalents	$0.9	$1.9
Trade receivables, net	67.9	59.5
Inventories, net	49.6	48.2
Property, plant and equipment, net	51.3	—
Operating lease right-of-use assets, net	39.7	—
Intangible assets, net	2.7	—
Goodwill	8.3	—
Other assets	17.6	6.5
Current assets held for sale	$238.0	$116.1

Property, plant and equipment, net	$—	49.1
Operating lease right-of-use assets, net	—	35.6
Intangible assets, net	—	2.7
Goodwill	—	8.3
Long-term assets	—	9.6
Long-term assets held for sale	$—	$105.3

Trade accounts payable	$58.6	$62.0
Accrued compensation	5.9	13.6
Operating lease liabilities	39.0	13.0
Other liabilities	27.1	25.2
Current liabilities held for sale	$130.6	$113.8

Operating lease liabilities	$—	22.1
Other liabilities	—	3.7
Long-term liabilities held for sale	$—	$25.8

Discontinued operations

As previously described in Note 1, on December 15, 2022, the Company entered into a definitive agreement to sell its Batesville reportable operating segment, which was completed on February 1, 2023. The Company determined that this divestiture qualified as a discontinued operation, in accordance with GAAP, since it represents a strategic shift for the Company and had a major effect on the Company’s consolidated results of operations. Accordingly, the results of operations for the Batesville reportable operating segment have been classified as discontinued operations within the Consolidated Financial Statements for all periods presented.

Certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to the Batesville reportable operating segment do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses. In addition, divestiture-related costs previously not allocated to the Batesville reportable operating segment that were incurred as part of the divestiture have been reflected in discontinued operations. As a result, income before income taxes of Batesville has been decreased by $3.5 for the three months ended December 31, 2022, and has been decreased by $0.3 for the three months ended December 31, 2021, with the offsetting changes in corporate expenses of continuing operations.

Components of amounts reflected in the Consolidated Statements of Operations related to discontinued operations are presented in the table, as follows:

Table of Content

	Three Months Ended December 31,
	2022	2021
Net revenue	$156.0	$162.5
Cost of goods sold	103.7	107.0
Gross profit	52.3	55.5
Operating expenses	19.6	16.1
Other expense, net	1.3	1.5
Income from discontinued operations before income taxes	31.4	37.9
Income tax expense	10.4	10.0
Income from discontinued operations (net of income tax expense)	$21.0	$27.9

Divestiture of TerraSource
On October 22, 2021, the Company completed the divestiture of its TerraSource Global business (“TerraSource”) pursuant to a Contribution Agreement (“Agreement”) between the Company and certain affiliated companies of industrial holding company Right Lane Industries (“RLI”). Under the terms of the Agreement, Hillenbrand contributed TerraSource and its subsidiaries to a newly formed entity, TerraSource Holdings, LLC (“Holdings”), with RLI obtaining majority ownership and full operational control of TerraSource. In exchange for contributing the TerraSource business, the Company (i) received consideration in the form of a $25.6 five-year note, which was extended, subordinated, amended and restated in January 2023 to reflect a principal amount of $27.0, subject to certain adjustments, and an April 2028 maturity date, and (ii) also retained a 49% equity interest in Holdings through one of the Company’s indirect wholly-owned subsidiaries. The fair value of the total consideration received by the Company at closing was $27.7.

As a result of the TerraSource divestiture, the Company recorded a pre-tax loss of $3.1, after post-closing adjustments, in the Consolidated Statement of Operations during the three months ended December 31, 2021. The Company incurred $0.4 of transaction costs associated with the divestiture during the three months ended December 31, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021. Subsequent to the divestiture, the Company’s equity interest in Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

5.Acquisitions

Acquisition of Peerless Food Equipment
On December 1, 2022, the Company completed the acquisition of the Peerless Food Equipment division (“Peerless”) of Illinois Tool Works Inc. for a purchase price of $59.9, subject to customary post-closing adjustments and including cash acquired, using available borrowings under its existing $1,000.0 multi-currency credit facility (the “Facility”). Headquartered in Sidney, Ohio, Peerless is a premier supplier of industrial food processing equipment.

The acquisition of Peerless increases the Company's scale in the food end market, and by combining Peerless’s highly complementary equipment and solutions with existing Coperion, Linxis, and Gabler technologies, allows the Company to deliver more comprehensive solutions to its customers.

Preliminary purchase price allocation and other items

The determination of the preliminary purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Peerless at this time, given the timing of the close of the transaction. It is anticipated that the majority of the purchase price allocation will ultimately be assigned to the fair value of the acquired property, plant and equipment, working capital assets and liabilities, identifiable intangible assets, and goodwill. The preliminary purchase price allocation will change in future periods as the fair value estimates of assets and liabilities and the valuation of the related tax assets and liabilities are completed. Changes during the measurement period could be material. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed at the acquisition date throughout the remainder of the measurement period. Based on current fair value estimates and the timing

Table of Content
of the close of the transaction, the preliminary purchase price for Peerless has been allocated to individual assets acquired and liabilities assumed as of the acquisition date:

December 1, 2022
Assets acquired:
Current assets	$16.2
Property, plant, and equipment	2.3
Goodwill	50.9
Total assets acquired	69.4

Liabilities assumed:
Current liabilities	9.5
Total liabilities assumed	9.5
Net assets acquired	$59.9

Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition. Goodwill is expected to be deductible for tax purposes.

During the three months ended December 31, 2022, the Company incurred $1.2 in acquisition expenses related to the Peerless acquisition, which are included in operating expenses in the Consolidated Statement of Operations. The results of Peerless are reported in the Advanced Process Solutions reportable operating segment and are not material to the Consolidated Financial Statements for the three months ended December 31, 2022.

Acquisition of LINXIS Group SAS

On October 6, 2022, the Company completed the acquisition of LINXIS Group SAS (“Linxis”) from IBERIS INTERNATIONAL S.À R.L, an affiliate of IK Partners, and additional sellers (collectively, the “Sellers”). As a result of the acquisition, the Company acquired from the Sellers all of the issued and outstanding securities of Linxis, and Linxis became a wholly owned subsidiary of the Company for total aggregate consideration of $590.8 (€596.2) in cash, reflecting an approximate enterprise value of $566.8 (€572.0) plus cash acquired at closing, subject to post-closing adjustments. The Company used available borrowings under the Facility to fund this acquisition.

Linxis has six market-leading brands – Bakon, Diosna, Shaffer, Shick Esteve, Unifiller, and VMI – that serve customers in over 100 countries. With a global manufacturing, sales and service footprint, Linxis specializes in design, manufacturing, and service of dosing, kneading, mixing, granulating, drying and coating technologies.

The results of Linxis are reported within the Advanced Process Systems reportable operating segment.

Purchase price allocation and other items

The Company utilized the services of an independent valuation consultant, along with estimates and assumptions provided by management, to estimate the fair value of the assets acquired and liabilities assumed. The preliminary allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. The purchase price allocation of the assets acquired and liabilities assumed is preliminary until the contractual post-closing adjustments are finalized, the final independent valuation consultant report is issued, and the measurement period allowed for under ASC 805 has closed. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. Changes during the measurement period could be material. Based on current fair value estimates, the preliminary purchase price for Linxis has been allocated to individual assets acquired and liabilities assumed as of the acquisition date:

Table of Content

October 6, 2022
Assets acquired:
Cash and cash equivalents	$22.9
Trade receivables	31.5
Receivables from long-term manufacturing contracts	12.1
Inventories	80.1
Prepaid expenses and other current assets	11.7
Property, plant, and equipment	36.7
Operating lease right-of-use assets	15.0
Intangible assets	243.8
Goodwill	332.0
Other noncurrent assets	1.0
Total assets acquired	786.8

Liabilities assumed:
Trade accounts payable	18.9
Liabilities from long-term manufacturing contracts	52.0
Accrued compensation	10.3
Other current liabilities	19.6
Accrued pension and postretirement healthcare	3.9
Operating lease liabilities	9.4
Deferred income taxes	77.0
Other noncurrent liabilities	0.3
Total liabilities assumed	191.4
Net assets acquired	595.4

Less: Fair value of Linxis noncontrolling interest (1)	(4.6)
Purchase price consideration	$590.8

(1) While the Company acquired all issued and outstanding securities of Linxis in the acquisition, a noncontrolling interest in a single subsidiary of Linxis was held by current and former members of that company’s management as of the acquisition date.

Intangible assets identified

The preliminary purchase price allocation included $243.8 of acquired identifiable intangible assets. Intangible assets consist of Linxis’s trade name portfolio and customer relationships and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, degree of stability in the current Linxis customer base, economic factors, and expected future cash flows of the Company post acquisition of Linxis. Trade names were valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Linxis cash flow projections which were based on estimates used to price the Linxis acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (12%).

The preliminary amounts allocated to intangible assets are as follows:

Table of Content

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$211.1	13 years
Trade names	32.7	10 years
Total intangible assets	$243.8

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

The working capital assets and liabilities, as well as the property and equipment acquired, were valued using Level 2 inputs, which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

Impact on results of operations

The results of Linxis operations have been included in Hillenbrand’s Consolidated Financial Statements since the October 6, 2022, acquisition date. The following table provides the results of operations for Linxis included in Hillenbrand’s Consolidated Statement of Operations:

Three Months Ended December 31, 2022
Net revenue	$81.0
Loss from continuing operations before income taxes	(0.1)

During the three months ended December 31, 2022, the Company incurred $0.9 in acquisition expenses related to the Linxis acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

Acquisition of Herbold Meckesheim GmbH

On August 31, 2022, the Company completed the acquisition of Herbold Meckesheim GmbH (“Herbold”) for $77.7 (€77.5) in cash, pursuant to a definitive acquisition agreement dated June 30, 2022. Based in Meckesheim, Germany, Herbold is a leader in recycling systems, specializing in key process steps such as washing, separating, drying, shredding, and pulverizing.

The acquisition of Herbold advances the Company’s long term growth strategy in the key end market of recycling. Herbold offers highly complementary technologies to Hillenbrand’s Coperion branded products and enhances the Company’s offering of complete recycling solutions.

Preliminary purchase price allocation and other items

The Company utilized the services of an independent valuation consultant, along with estimates and assumptions provided by management, to estimate the fair value of the assets acquired and liabilities assumed. The preliminary allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. The purchase price allocation of the assets acquired and liabilities assumed is preliminary until the contractual post-closing adjustments are finalized, the final independent valuation consultant report is issued, and the measurement period allowed for under ASC 805 has closed. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. Changes during the measurement period could be material. Based on current fair value estimates, the preliminary purchase price for Herbold has been allocated to individual assets acquired and liabilities assumed as of the acquisition date:

Table of Content

	August 31, 2022 (as initially reported)	Measurement Period Adjustments	August 31, 2022 (as adjusted)
Assets acquired:
Current assets	$38.2	$2.4	$40.6
Property, plant, and equipment	4.7	2.3	7.0
Intangible assets	—	22.6	22.6
Goodwill	69.3	(26.2)	43.1
Other assets	5.3	—	5.3
Total assets acquired	117.5	1.1	118.6

Liabilities assumed:
Current liabilities	33.9	1.1	35.0
Other long-term liabilities	5.9	—	5.9
Total liabilities assumed	39.8	1.1	40.9
Net assets acquired	$77.7	$—	$77.7
Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to intangible assets, goodwill, and current assets and liabilities. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

Intangible assets identified

The preliminary purchase price allocation included $22.6 of acquired identifiable intangible assets. Intangible assets consist of Herbold’s trade name portfolio, technology, and customer relationships, and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, stability in the current Herbold customer base, economic factors, and future expected cash flows of the Company post acquisition of Herbold. Trade names and technology were valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Herbold cash flow projections which were based on estimates used to price the Herbold acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (20%).

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$10.2	15 years
Trade names	8.0	10 years
Technology	4.4	7 years
Total intangible assets	$22.6

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

Table of Content
The working capital assets and liabilities, as well as the property and equipment acquired, were valued using Level 2 inputs, which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

During the three months ended December 31, 2022, the acquisition expenses related to the Herbold acquisition were not material. The results of Herbold are reported in the Advanced Process Solutions reportable operating segment and are not material to the Consolidated Financial Statements for the three months ended December 31, 2022.

Acquisition of Gabler Engineering GmbH

On June 30, 2022, the Company completed the acquisition of Gabler Engineering GmbH (“Gabler”) for $12.9 (€12.6) in cash. Gabler, based in Malsch, Germany, specializes in the design, engineering, manufacturing, and implementation of plants and equipment for the confectionery and pharmaceutical industries. The determination of the preliminary purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Gabler. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. The majority of the preliminary purchase price allocation was assigned to the fair value of the acquired property, plant and equipment, working capital assets and liabilities, and residual goodwill (which is currently estimated to be approximately $5.4). There were no material changes in the preliminary purchase price allocation during the three months ended December 31, 2022. Goodwill is not expected to be deductible for tax purposes. The results of Gabler are reported in the Advanced Process Solutions reportable operating segment and are not material to the Consolidated Financial Statements for the three months ended December 31, 2022.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the Gabler, Herbold, Linxis, and Peerless acquisitions had been completed on the date indicated, does not reflect synergies that might have been achieved, and is not indicative of future results of operations or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that Hillenbrand believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisitions of Gabler, Herbold, Linxis, and Peerless had occurred on October 1, 2021, to give effect to certain events that Hillenbrand believes to be directly attributable to the acquisitions. These pro forma adjustments primarily include:

•an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets;
•an adjustment to interest expense to reflect the additional borrowings of Hillenbrand and the repayment of Linxis’s historical debt in conjunction with the acquisition;
•an adjustment to remove business acquisition and integration costs and inventory step-up costs during the three months ended December 31, 2022, as these costs are non-recurring in nature and would not have a continuing effect on Hillenbrand’s results of operations; and
•the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

Table of Content

	Three Months Ended December 31,
	2022	2021
Net revenue	$661.5	$661.0
Income from continuing operations attributable to Hillenbrand	33.5	19.0

Income from continuing operations attributable to Hillenbrand — per share of common stock:
Basic earnings per share from continuing operations	$0.48	$0.26
Diluted earnings per share from continuing operations	$0.48	$0.26

6.Supplemental Consolidated Balance Sheet Information

	December 31, 2022	September 30, 2022
Allowance for doubtful accounts	$7.4	$6.4

Warranty reserves	$27.6	$22.4

Accumulated depreciation on property, plant, and equipment	$212.1	$197.6

Inventories, net:
Raw materials and components	$251.7	$210.1
Work in process	136.6	107.9
Finished goods	203.3	167.6
Total inventories, net	$591.6	$485.6

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and cash and cash equivalents held for sale reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$193.9	$446.3
Cash and cash equivalents classified as held for sale	0.9	1.1
Short-term restricted cash included in other current assets	1.0	0.8
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$195.8	$448.2

7.Leases

For the three months ended December 31, 2022 and 2021, the Company recognized $7.1 and $6.1, of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period. The Company’s finance leases were insignificant as of December 31, 2022 and September 30, 2022.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

Table of Content

	December 31, 2022	September 30, 2022
Operating lease right-of-use assets, net	$106.0	$87.9

Other current liabilities	18.3	15.7
Operating lease liabilities	82.3	70.5
Total operating lease liabilities	$100.6	$86.2

Weighted-average remaining lease term (in years)	7.6	7.9

Weighted-average discount rate	2.9%	2.7%

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

2023 (excluding the three months ended December 31, 2022)	$16.2
2024	17.4
2025	14.9
2026	12.5
2027	10.8
Thereafter	39.4
Total lease payments	111.2
Less: imputed interest	(10.6)
Total present value of lease payments	$100.6

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Three Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$5.6	$5.2
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	1.8	0.4
Operating leases acquired in acquisitions	15.0	—

8.Intangible Assets and Goodwill

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

Table of Content
The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	December 31, 2022		September 30, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$998.7	$(244.0)	$739.6	$(221.1)
Trade names	43.6	(1.1)	—	—
Technology, including patents	140.8	(74.0)	132.9	(68.4)
Software	38.1	(28.9)	34.4	(27.0)
	1,221.2	(348.0)	906.9	(316.5)
Indefinite-lived assets:
Trade names	221.9	—	217.6	—

Total	$1,443.1	$(348.0)	$1,124.5	$(316.5)

The net change in intangible assets during the three months ended December 31, 2022, was driven primarily by the acquisitions of Linxis and Herbold, which included intangible assets of $266.4, including impact of measurement period adjustments, normal amortization, and foreign currency adjustments. See Note 5 for further detail on the acquisitions of Linxis and Herbold. Estimated amortization expense related to intangible assets for the next five years is: $74.0 in 2023, $73.9 in 2024, $71.1 in 2025, $70.4 in 2026, and $70.6 in 2027.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the three months ended December 31, 2022:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance as of September 30, 2022	$516.0	$635.1	$1,151.1
Acquisitions(1)	382.9	—	382.9
Acquisition measurement period adjustments	(25.8)	—	(25.8)
Foreign currency adjustments	44.6	9.9	54.5
Balance as of December 31, 2022	$917.7	$645.0	$1,562.7

(1)See Note 5 for further information on the acquisitions of Linxis and Peerless.

During the three months ended December 31, 2022 and 2021, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

Table of Content
9.Financing Agreements
The following table summarizes Hillenbrand’s current and long-term debt as of:

	December 31, 2022	September 30, 2022
$1,000.0 revolving credit facility (excluding outstanding letters of credit)	$484.6	$6.7
$200.0 term loan	200.0	—
$400.0 senior unsecured notes (1)	397.2	397.1
$375.0 senior unsecured notes, net of discount (2)	372.4	372.2
$350.0 senior unsecured notes (3)	346.3	346.2
$100.0 Series A Notes (4)	99.9	99.9
Total debt	1,900.4	1,222.1
Less: current portion	10.0	—
Total long-term debt	$1,890.4	$1,222.1

(1)Includes unamortized debt issuance costs of $2.8 and $2.9 at December 31, 2022 and September 30, 2022, respectively.
(2)Includes unamortized debt issuance costs of $2.3 and $2.5 at December 31, 2022 and September 30, 2022, respectively.
(3)Includes unamortized debt issuance costs of $3.7 and $3.8 at December 31, 2022 and September 30, 2022, respectively.
(4)Includes unamortized debt issuance costs of $0.1 and $0.1 at December 31, 2022 and September 30, 2022, respectively.

With respect to the Facility, as of December 31, 2022 and September 30, 2022, the Company had outstanding balances of $484.6 and $6.7, respectively. As of December 31, 2022, the Company had $21.0 in outstanding letters of credit issued and $494.4 of borrowing capacity under the Facility, all of which was immediately available based on the Company’s most restrictive covenant at December 31, 2022, assuming utilization of the available election to increase the maximum permitted leverage ratio to 4.00 to 1.00. During the three months ended December 31, 2022, the Company executed a $200.0 draw on the term loan provided for by the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The term loan will mature upon the maturity date of the Facility, June 8, 2027. The weighted-average interest rate on borrowings under the Facility was 2.23% for the three months ended December 31, 2022. There were no borrowings under the Facility during the three months ended December 31, 2021. The weighted-average interest rate on the term loan was 5.43% for the three months ended December 31, 2022. There were no borrowings on the term loan during the three months ended December 31, 2021. The weighted average facility fee on the Facility was 0.15% and 0.15% for the three months ended December 31, 2022 and 2021, respectively.

Other credit arrangements

In the normal course of business, certain operating companies within the Advanced Process Solutions and Molding Technology Solutions reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of December 31, 2022 and September 30, 2022, the Company had credit arrangements totaling $440.8 and $373.6, respectively, under which $262.4 and $247.4, respectively, were used for guarantees. These arrangements include the Company’s Syndicated L/G Facility Agreement (“L/G Facility Agreement”) and other ancillary credit facilities.

Covenants related to current financing agreements

The Credit Agreement, L/G Facility Agreement and Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”) among the Company, Prudential Investment Management, Inc. and each Prudential Affiliate (as defined therein) that became a purchaser thereunder, contain the following financial covenants: a maximum leverage ratio (as defined in the agreements) of 3.50 to 1.00 and a minimum ratio of earnings before interest, income tax, depreciation, and amortization (“EBITDA”) (as defined in the agreements) to interest expense of 3.00 to 1.00. The Company may elect to increase the maximum permitted leverage ratio to 4.00 to 1.00, following certain acquisitions, for four full fiscal quarters (plus the fiscal quarter in which the acquisition takes place). As permitted in the Credit Agreement, L/G Facility Agreement, and Shelf Agreement, following the acquisition of Linxis on October 6, 2022, the Company plans to elect to increase the maximum permitted leverage ratio to 4.00 to 1.00 for the quarter ended December 31, 2022, and for the four succeeding quarters. The obligations under the Credit Agreement, L/G Facility Agreement and the Shelf Agreement are unsecured.

Table of Content
All obligations of the Company arising under the Credit Agreement, the L/G Facility Agreement, the $100.0 4.6% Series A unsecured notes (“Series A Notes”), the $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”), the $375.0 of senior unsecured notes due September 2026 (the “2019 Notes”), and the $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”), are fully and unconditionally, jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

As of December 31, 2022, Hillenbrand was in compliance with all covenants contained in the foregoing agreements and credit instruments and there were no events of default.

10.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2022	2021	2022	2021
Service costs	$—	$—	$0.5	$0.5
Interest costs	2.8	1.5	0.9	0.2
Expected return on plan assets	(3.4)	(2.7)	(0.3)	(0.2)
Amortization of net loss (gain)	0.1	0.4	(0.2)	0.6
Net periodic pension (benefit) cost	$(0.5)	$(0.8)	$0.9	$1.1

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $2.9 and $2.7 for the three months ended December 31, 2022, and 2021, respectively.

11.Income Taxes

The effective tax rates for the three months ended December 31, 2022 and 2021 were 7.9% and 37.5%, respectively. The decrease in the effective tax rate was primarily driven by the recognition of discrete tax benefits resulting from the approval of the incentive tax rate for certain operations located in China, equity compensation, and the impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings, partially offset by the revaluation of deferred tax balances as a result of foreign currency fluctuations.

12.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 400,000 shares at both December 31, 2022 and 2021, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

Table of Content

	Three Months Ended December 31,
	2022	2021
Income from continuing operations	$26.8	$22.2
Less: Net income attributable to noncontrolling interests	2.3	1.1
Income from continuing operations attributable to Hillenbrand	$24.5	$21.1

Weighted-average shares outstanding (basic - in millions)	69.4	72.7
Effect of dilutive stock options and other unvested equity awards (in millions)	0.4	0.8
Weighted-average shares outstanding (diluted - in millions)	69.8	73.5

Basic earnings per share from continuing operations attributable to Hillenbrand	$0.36	$0.29
Diluted earnings per share from continuing operations attributable to Hillenbrand	$0.35	$0.29

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.5	—

13. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)
Other comprehensive income (loss) before reclassifications:
Before tax amount	—	43.2	4.7	47.9	$(0.2)	$47.7
Tax expense	—	—	(1.3)	(1.3)	—	(1.3)
After tax amount	—	43.2	3.4	46.6	(0.2)	46.4
Amounts reclassified from accumulated other comprehensive loss (2)	(0.2)	—	0.3	0.1	—	0.1
Net current period other comprehensive (loss) income	(0.2)	43.2	3.7	46.7	$(0.2)	$46.5
Balance at December 31, 2022	$(33.0)	$(70.5)	$(5.4)	$(108.9)

(1)Includes gain and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Table of Content

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)
Other comprehensive income (loss) before reclassifications:
Before tax amount	—	2.5	0.4	2.9	$(0.1)	$2.8
Tax expense	—	—	(0.1)	(0.1)	—	(0.1)
After tax amount	—	2.5	0.3	2.8	(0.1)	2.7
Amounts reclassified from accumulated other comprehensive loss (2)	0.7	—	0.4	1.1	—	1.1
Net current period other comprehensive income (loss)	0.7	2.5	0.7	3.9	$(0.1)	$3.8
Balance at December 31, 2021	$(48.5)	$15.6	$(9.5)	$(42.4)

(1)Includes gains and losses on intra-foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended December 31, 2022
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Gain Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	(0.1)	(0.1)
Other income, net	(0.1)	—	0.5	0.4
Total before tax	$(0.1)	$—	$0.3	$0.2
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.1

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 10).

	Three Months Ended December 31, 2021
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	$—	$—	$(0.2)	$(0.2)
Other income, net	0.9	—	0.6	1.5
Total before tax	$0.9	$—	$0.4	$1.3
Tax expense				(0.2)
Total reclassifications for the period, net of tax				$1.1

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 10).

Table of Content
14.Share-Based Compensation

	Three Months Ended December 31,
	2022	2021
Share-based compensation costs	$4.6	$5.3
Less impact of income taxes	1.1	1.3
Share-based compensation costs, net of tax	$3.5	$4.0

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

During the three months ended December 31, 2022, the Company made the following grants:

Number of Units
Time-based stock awards	225,740
Performance-based stock awards (maximum that can be earned)	363,580

The Company’s time-based stock awards and performance-based stock awards granted during the three months ended December 31, 2022, had weighted-average grant date fair values of $51.32 and $67.41, respectively. Included in the performance-based stock awards granted during the three months ended December 31, 2022 are 214,566 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

15.Other Income, Net

	Three Months Ended December 31,
	2022	2021
Interest income	$(1.8)	$(0.9)
Foreign currency exchange loss, net	—	0.9
Other, net	(1.1)	(0.4)
Other income, net	$(2.9)	$(0.4)

16.Commitments and Contingencies

Like most companies, Hillenbrand is involved from time to time in claims, lawsuits, and government proceedings relating to its operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment-related, and other matters.  The ultimate outcome of any claims, lawsuits, and proceedings cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to these matters.  If a loss is not considered probable and/or cannot be reasonably estimated, the Company is required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

Table of Content
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

17.Fair Value Measurements

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at December 31, 2022	Fair Value at December 31, 2022 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$193.9	$193.9	$—	$—
Restricted cash	1.0	1.0	—	—
Cash and cash equivalents held for sale	0.9	0.9	—	—
Investments in rabbi trust	3.0	3.0	—	—
Derivative instruments	3.0	—	3.0	—

Liabilities:
The Facility	484.6	—	484.6	—
Term loan	200.0	—	200.0	—
2021 Notes	350.0	288.0	—	—
2020 Notes	400.0	399.9	—	—
2019 Notes	374.7	360.7	—	—
Series A Notes	100.0	—	96.3	—
Derivative instruments	3.1	—	3.1	—

Table of Content

	Carrying Value at September 30, 2022	Fair Value at September 30, 2022 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$232.2	$232.2	$—	$—
Restricted cash	3.5	3.5	—	—
Cash and cash equivalents held for sale	1.9	1.9	—	—
Investments in rabbi trust	2.4	2.4	—	—
Derivative instruments	2.6	—	2.6	—

Liabilities:
The Facility	6.7	—	6.7	—
2021 Notes	350.0	268.7	—	—
2020 Notes	400.0	394.5	—	—
2019 Notes	374.7	349.6	—	—
Series A Notes	100.0	—	97.6	—
Derivative instruments	8.0	—	8.0	—

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
•The fair values of the Facility, term loan and Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for the Facility, term loan, or Series A Notes.
•The fair values of the 2021 Notes, 2020 Notes, and 2019 Notes were based on quoted prices in active markets.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $222.5 and $156.0 at December 31, 2022 and September 30, 2022, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities in the Consolidated Balance Sheets.

18.Segment and Geographical Information

As previously described in Note 1, on December 15, 2022, the Company entered into a definitive agreement to sell its Batesville reportable operating segment, which was completed on February 1, 2023. The operating results and cash flows for the Batesville reportable operating segment have been classified as discontinued operations within the Consolidated Financial Statements for all periods presented.

Table of Content

As a result of classifying the Batesville reportable operating segment as a discontinued operation, Hillenbrand is now composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. The Company’s reportable operating segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company records the direct costs of business operations to the reportable operating segments, including stock-based compensation, asset impairments, restructuring activities, and business acquisition costs.  Corporate provides management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, information technology, tax compliance, global supply management, sustainability, and other public company support functions such as internal audit, investor relations, and financial reporting.  With limited exception for certain professional services and back-office and technology costs, the Company does not allocate these types of corporate expenses to the reportable operating segments.

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended December 31,
	2022	2021
Net revenue
Advanced Process Solutions	$412.8	$317.1
Molding Technology Solutions	242.9	248.8
Total	$655.7	$565.9

Adjusted EBITDA (1)
Advanced Process Solutions	$71.3	$54.6
Molding Technology Solutions	43.1	51.8
Corporate	(13.1)	(16.9)

Net revenue (2)
United States	$232.9	$162.9
China	120.2	148.7
India	52.4	50.9
Germany	44.5	34.2
All other countries	205.7	169.2
Total	$655.7	$565.9

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

Table of Content

	December 31, 2022	September 30, 2022
Total assets
Advanced Process Solutions	$2,493.8	$1,494.2
Molding Technology Solutions	2,046.7	2,052.6
Corporate	107.4	99.3
Held for sale assets	238.0	221.4
Total	$4,885.9	$3,867.5

Tangible long-lived assets, net
United States	$95.6	$79.3
Germany	129.9	104.1
China	41.8	42.2
India	39.4	40.7
All other countries	84.5	53.5
Total	$391.2	$319.8

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended December 31,
	2022	2021
Adjusted EBITDA:
Advanced Process Solutions	$71.3	$54.6
Molding Technology Solutions	43.1	51.8
Corporate	(13.1)	(16.9)
Add:
Income from discontinued operations (net of income tax expense)	21.0	27.9
Less:
Interest income	(1.8)	(0.9)
Interest expense	23.3	17.9
Income tax expense	2.3	13.3
Depreciation and amortization	31.0	25.6
Business acquisition, disposition, and integration costs	10.7	7.6
Inventory step up charges	8.0	—
Restructuring and restructuring-related charges	1.0	0.7
Loss on divestiture	—	3.1
Consolidated net income	$47.8	$50.1

19.Restructuring

The following schedule details the restructuring charges by reportable operating segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.1	$1.0	$1.1	$0.9	$0.2	$1.1
Molding Technology Solutions	—	—	—	0.1	—	0.1
Corporate	—	—	—	—	—	—
Total	$0.1	$1.0	$1.1	$1.0	$0.2	$1.2

The restructuring charges during the three months ended December 31, 2022 and 2021, related primarily to severance costs. At December 31, 2022, $1.8 of restructuring costs were accrued and expected to be paid over the next twelve months.

Table of Content
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

Accordingly, in this Quarterly Report on Form 10-Q, we may say something like:

“We expect that future net revenue associated with our reportable operating segments will be influenced by order backlog.”

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the financial markets; the impact of contagious diseases, such as the outbreak of the novel strain of coronavirus (“COVID-19”) and the escalation thereof due to variant strains of the virus and the societal, governmental, and individual responses thereto, including supply chain disruptions, loss of contracts and/or customers, erosion of some customers’ credit quality, downgrades of the Company’s credit quality, closure or temporary interruption of the Company’s or its suppliers’ manufacturing facilities, travel, shipping and logistical disruptions, domestic and international general economic conditions, such as inflation, exchange rates and interest rates, loss of human capital or personnel, and general economic calamities; risks related to the Russian Federation’s invasion of Ukraine (referred to herein as the “Ukraine War”) and resulting geopolitical instability and uncertainty, which could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions, in addition to the potential effect of supply chain disruptions that could adversely affect profitability; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; negative effects of the Linxis Group SAS (“Linxis”) acquisition or other acquisitions on the Company’s business, financial condition, results of operations and financial performance (including the ability of the Company to maintain relationships with its customers, suppliers and others with whom it does business); the possibility that the anticipated benefits from the Linxis acquisition and other acquisitions cannot be realized by the Company in full or at all or may take longer to realize than expected; risks that the integrations of Linxis or other acquired businesses disrupt current operations or pose potential difficulties in employee retention or otherwise affect financial or operating results; potential adverse effects of the Batesville divestiture on the market price of the Company’s common stock or on the ability of the Company to develop and maintain relationships with its personnel and customers, suppliers and others with whom it does business or otherwise on the Company’s business, financial condition, results of operations and financial performance; risks

Table of Content
related to diversion of management’s attention from our ongoing business operations due to the Batesville divestiture; the impact of the Batesville divestiture on the ability of the Company to retain and hire key personnel; unexpected costs, or similar risks, from the Batesville divestiture and associated transition services, including potential adverse reactions or changes to business relationships with customers, employees, or suppliers, making it more difficult to maintain business and operational relationships or to realize the intended benefits of the divestiture; increasing competition for highly skilled and talented workers as well as labor shortages; our level of international sales and operations; the impact of incurring significant amounts of indebtedness and any inability of the Company to respond to changes in its business or make future desirable acquisitions; the ability of the Company to comply with financial or other covenants in debt agreements; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or disposition, including potential synergies and cost savings or the failure of the Company or any acquired company to achieve its plans and objectives generally; impairment charges to goodwill and other identifiable intangible assets; competition in the industries in which we operate, including on price; impacts of decreases in demand or changes in technological advances, laws, or regulation on the revenues that we derive from the plastics industry; our reliance upon employees, agents, and business partners to comply with laws in many countries and jurisdictions; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; the dependence of our business units on relationships with several large customers and providers; the impact to the Company’s effective tax rate of changes in the mix of earnings or tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits and governmental proceedings related to operations; uncertainty in the United States political and regulatory environment or global trade policy; adverse foreign currency fluctuations; labor disruptions; and the effect of certain provisions of the Company’s governing documents and Indiana law that could decrease the trading price of the Company’s common stock. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussion under the heading “Risk Factors” in Part I, Item 1A of Hillenbrand’s Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on November 16, 2022, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. The forward-looking information in this Quarterly Report on Form 10-Q speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking information.

EXECUTIVE OVERVIEW

Hillenbrand (www.Hillenbrand.com) is a global industrial company with multiple leading brands that serve a wide variety of industries around the world. We strive to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results. The Company recently enhanced the HOM to support our transformation to a pure-play industrial company. The HOM describes our purpose, mission, vision, values, and mindset as leaders; applies our management practices in Strategy, People, Operational Excellence, and Innovation & Technology; and prescribes four steps (Understand, Focus, Execute, and Grow) designed to make our businesses both bigger and better. Our goal is to continue developing Hillenbrand as a world-class global industrial company through the deployment of the HOM.

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

During the three months ended December 31, 2022 and 2021, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and consolidated financial position.

Divestitures

Divestiture of Batesville

On December 15, 2022, the Company entered into a definitive agreement to sell its Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, which includes an $11.5 subordinated note, subject to closing adjustments. Batesville is a recognized leader in the death care industry in North America. On February 1, 2023, the Company completed the divestiture. At closing, after applicable adjustments, the Company received $698.0 in pre-tax cash proceeds, including an adjustment for cash on hand acquired from the Company. The Company also received the previously mentioned $11.5 subordinated note. The Company expects to

Table of Content
recognize a gain within the Consolidated Statement of Operations during the quarter ended March 31, 2023. Accordingly, the Batesville reportable operating segment assets and liabilities were classified as held for sale in the Consolidated Balance Sheets for all periods presented. Subsequent to the completion of the sale, the Company expects to provide certain transition services to Batesville for applicable fees. The transition services are expected to vary in duration depending upon the type of service provided.

This divestiture represents a strategic shift in Hillenbrand’s business and qualified as a discontinued operation as of December 31, 2022. As a result, the Company classified the results of Batesville in discontinued operations in its Consolidated Statements of Operations for all periods presented. The cash flows related to discontinued operations have been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. Unless otherwise noted, amounts presented in Management’s Discussion and Analysis are for continuing operations only.

Divestiture of TerraSource
On October 22, 2021, the Company completed the divestiture of its TerraSource Global business (“TerraSource”) pursuant to a Contribution Agreement (“Agreement”) between the Company and certain affiliated companies of industrial holding company Right Lane Industries (“RLI”). Under the terms of the Agreement, Hillenbrand contributed TerraSource and its subsidiaries to a newly formed entity, TerraSource Holdings, LLC (“Holdings”), with RLI obtaining majority ownership and full operational control of TerraSource. In exchange for contributing the TerraSource business, the Company (i) received consideration in the form of a $25.6 five-year note, which was extended, subordinated, amended and restated in January 2023 to reflect a principal amount of $27.0, subject to certain adjustments, and an April 2028 maturity date, and (ii) also retained a 49% equity interest in Holdings through one of the Company’s indirect wholly-owned subsidiaries. The fair value of the total consideration received by the Company at closing was $27.7.

As a result of the TerraSource divestiture, the Company recorded a pre-tax loss of $3.1, after post-closing adjustments, in the Consolidated Statement of Operations during the three months ended December 31, 2021. The Company incurred $0.4 of transaction costs associated with the divestiture during the three months ended December 31, 2021, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021. Subsequent to the divestiture, the Company’s equity interest in Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

Acquisitions

Acquisition of Peerless Food Equipment
On December 1, 2022, the Company completed the acquisition of the Peerless Food Equipment division (“Peerless”) of Illinois Tool Works Inc. for a purchase price of $59.9, subject to customary post-closing adjustments and including cash acquired, using available borrowings under its existing $1,000.0 multi-currency credit facility (the “Facility”). Headquartered in Sidney, Ohio, Peerless is a premier supplier of industrial food processing equipment. The results of Peerless are reported in the Advanced Process Solutions reportable operating segment.

Acquisition of LINXIS Group SAS

On October 6, 2022, the Company completed the acquisition of LINXIS Group SAS (“Linxis”) from IBERIS INTERNATIONAL S.À R.L, an affiliate of IK Partners, and additional sellers (collectively, the “Sellers”). As a result of the acquisition, the Company acquired from the Sellers all of the issued and outstanding securities of Linxis, and Linxis became a wholly owned subsidiary of the Company for total aggregate consideration of $590.8 (€596.2), in cash, reflecting an approximate enterprise value of $566.8 (€572.0) plus cash acquired at closing, subject to post-closing adjustments. The Company used available borrowings under the Facility to fund this acquisition.

Linxis has six market-leading brands – Bakon, Diosna, Shaffer, Shick Esteve, Unifiller, and VMI – that serve customers in over 100 countries. With a global manufacturing, sales and service footprint, Linxis specializes in design, manufacturing, and service of dosing, kneading, mixing, granulating, drying and coating technologies. The results of Linxis are reported within the Advanced Process Systems reportable operating segment.

Acquisition of Herbold Meckesheim GmbH

Table of Content
On August 31, 2022, the Company completed the acquisition of Herbold Meckesheim GmbH (“Herbold”) for $77.7 (€77.5) in cash, pursuant to a definitive acquisition agreement dated June 30, 2022. Based in Meckesheim, Germany, Herbold is a leader in recycling systems, specializing in key process steps such as washing, separating, drying, shredding, and pulverizing. The results of Herbold are reported in the Advanced Process Solutions reportable operating segment.

Acquisition of Gabler Engineering GmbH

On June 30, 2022, the Company completed the acquisition of Gabler Engineering GmbH (“Gabler”) for $12.9 (€12.6) in cash. Gabler, based in Malsch, Germany, specializes in the design, engineering, manufacturing, and implementation of plants and equipment for the confectionery and pharmaceutical industries. The results of Gabler are reported in the Advanced Process Solutions reportable operating segment.

Change in Reportable Operating Segments

As a result of classifying the Batesville reportable operating segment as a discontinued operation, Hillenbrand is now composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a global leader in highly-engineered process and material handling equipment and systems for a wide variety of industries, including durable plastics, food, and recycling industries. Molding Technology Solutions is a global leader in highly-engineered processing equipment, systems, and aftermarket parts and service for the plastic technology processing industry.

Ukraine War

As a result of the Ukraine War, various nations, including the United States, have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. Any such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions.

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

Supply Chain and Inflation

While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. We have experienced significant delays in certain raw materials and components, but we have largely been able to mitigate the impact of these delays on our consolidated results of operations. We continue to identify and qualify alternative sources to mitigate risk associated with single or sole sources of supply, and we may choose to purchase certain materials in safety stock where we have supply chain continuity concerns. It remains possible that we may experience interruptions to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during fiscal 2023 and beyond.

We also experienced material and supply chain inflation during the three months ended December 31, 2022, as further discussed in our Operations Review. Pricing actions and supply chain productivity initiatives have and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which

Table of Content
could have a significant impact on the Company’s consolidated results of operations, and cash flows during fiscal 2023 and beyond.

For additional information regarding supply chain, inflation, and other risks, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2022, to the same periods in 2021.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and primarily exclude expenses associated with business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, inventory step-up charges, gains and losses on divestitures, and other individually immaterial one-time costs. The related income tax impact for all of these items is also excluded. The measures also exclude certain tax items related to the divestiture of TerraSource, the revaluation of deferred tax balances resulting from fluctuations in currency exchange rates and non-routine changes in tax rates for certain foreign jurisdictions, and the impact that the Molding Technology Solutions reportable operating segment’s loss carryforward attributes have on tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (FDII), and the Base Erosion and Anti-Abuse Tax (BEAT).

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

Another important operational measure used is backlog. Backlog is not a term recognized under GAAP; however, it is a common measurement used in industries with extended lead times for order fulfillment (long-term contracts), like those in which our reportable operating segments compete. Backlog represents the amount of net revenue that we expect to realize on contracts awarded to our reportable operating segments. For purposes of calculating backlog, 100% of estimated net revenue attributable to consolidated subsidiaries is included. Backlog includes expected net revenue from large systems and equipment, as well as aftermarket parts, components, and service. The length of time that projects remain in backlog can span from days for aftermarket parts or service to approximately 18 to 24 months for larger system sales within the Advanced Process Solutions reportable operating segment. The majority of the backlog within the Molding Technology Solutions reportable operating segment is expected to be fulfilled within the next twelve months. Backlog includes expected net revenue from the remaining portion of firm orders not yet completed, as well as net revenue from change orders to the extent that they are reasonably expected to be realized. We include in backlog the full contract award, including awards subject to further customer approvals, which we expect to result in net revenue in future periods. In accordance with industry practice, our contracts may include provisions for cancellation, termination or suspension at the discretion of the customer.

We expect that future net revenue associated with our reportable operating segments will be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment for customers. Although backlog can be an indicator of future net revenue, it does not include projects and parts orders that are booked and shipped within the same quarter. The timing of order placement, size, extent of customization, and customer delivery dates can create fluctuations in

Table of Content
backlog and net revenue. Net revenue attributable to backlog may also be affected by foreign exchange fluctuations for orders denominated in currencies other than U.S. dollars.

We calculate the foreign currency impact on net revenue, gross profit, operating expenses, backlog, consolidated net income, and adjusted EBITDA in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in these metrics, either positively or negatively. The cost structure for Corporate is generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review section below where the impact is not significant.

See page 39 for a reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2022, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$655.7	100.0	$565.9	100.0
Gross profit	210.9	32.2	181.8	32.1
Operating expenses	142.3	21.7	112.0	19.8
Amortization expense	19.1		13.7
Loss on divestiture	—		3.1
Interest expense	23.3		17.9
Other income, net	(2.9)		(0.4)
Income tax expense	2.3		13.3
Consolidated net income	47.8		50.1

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Net revenue increased $89.8 (16%), which included an unfavorable foreign currency impact (6%).

•Advanced Process Solutions net revenue increased $95.7 (30%), primarily driven by the impact of acquisitions ($105.8), higher aftermarket parts and service net revenue, and favorable pricing. Foreign currency impact decreased net revenue by 7%.

•Molding Technology Solutions net revenue decreased $5.9 (2%), primarily driven by a decrease in hot runner sales and unfavorable foreign currency impact (5%), partially offset by favorable pricing and higher aftermarket parts and service net revenue.

Gross profit increased $29.1 (16%) and gross profit margin improved 10 basis points to 32.2%. On an adjusted basis, which excluded inventory step up charges, restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, adjusted gross profit increased $36.3 (20%), and adjusted gross profit margin improved 110 basis points to 33.4%.

Table of Content
•Advanced Process Solutions gross profit increased $36.2 (35%), primarily driven by acquisitions and favorable pricing, partially offset by cost inflation. Foreign currency impact decreased gross profit by 8%. Gross profit margin improved 130 basis points to 33.6%, primarily due to favorable pricing and the impact of acquisitions, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($8.0 in 2023), restructuring and restructuring-related charges ($0.7 in 2022) and business acquisition, disposition, and integration costs ($0.3 in 2023 and $0.1 in 2022). Excluding these charges, adjusted gross profit increased $43.7 (42%) and adjusted gross profit margin improved 310 basis points to 35.6%.

•Molding Technology Solutions gross profit decreased $7.1 (9%) primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 5%. Gross profit margin decreased 220 basis points to 29.8%, primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements.

Molding Technology Solutions gross profit included business acquisition, disposition, and integration costs ($0.1 in 2023 and $0.3 in 2022) and restructuring and restructuring-related charges ($0.2 in 2022). Excluding these charges, adjusted gross profit decreased $7.4 (9%) and adjusted gross profit margin decreased 230 basis points to 29.8%.

Operating expenses increased $30.3 (27%), primarily driven by acquisitions, an increase in strategic investments, and an increase in business acquisition, disposition, and integration costs. Foreign currency impact decreased operating expenses by 5%. Our operating expense-to-net-revenue ratio increased by 190 basis points to 21.7%.  Operating expenses included the following items:

	Three Months Ended December 31,
	2022	2021
Business acquisition, disposition, and integration costs	$10.3	$7.2
Restructuring and restructuring-related charges	1.0	0.3
On an adjusted basis, which excludes business acquisition, disposition, and integration costs, and restructuring and restructuring-related charges, operating expenses increased $26.5 (25%). Adjusted operating expenses as a percentage of net revenue increased 150 basis points to 20.0%.

Amortization expense increased $5.4 (39%) primarily driven by the impact of acquisitions.

Loss on divestiture of $3.1 in the prior year was due to the loss realized on the divestiture of TerraSource. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Interest expense increased $5.4 (30%), primarily due to increased borrowing due to acquisitions. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

Other income, net increased $2.5, primarily due to an increase in interest income and a decrease in foreign currency exchange losses.

The effective tax rate was 7.9% in 2023 compared to 37.5% in 2022. The decrease in the effective tax rate was primarily driven by the recognition of discrete tax benefits resulting from the approval of the incentive tax rate for certain operations located in China, equity compensation, and the impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings, partially offset by the revaluation of deferred tax balances as a result of foreign currency fluctuations.

The adjusted effective tax rate was 25.0% in 2023 compared to 30.2% in 2022. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•The impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings ($0.3 benefit in 2023 and $0.1 expense in 2022);
•The revaluation of deferred and current tax balances as a result of tax rate changes ($3.4 benefit in 2023 and $0.5 expense in 2022);
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.2 expense in 2023 and $0.2 benefit in 2022); and

Table of Content
•Adjustments previously discussed within this section, such as business acquisition, disposition, and integration costs ($11.2 benefit in 2023 and $4.8 benefit in 2022).

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended December 31,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$412.8	100.0	$317.1	100.0
Gross profit	138.5	33.6	102.3	32.3
Operating expenses	83.0	20.1	50.1	15.8
Amortization expense	10.3		4.5

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Net revenue increased $95.7 (30%) primarily driven by the impact of acquisitions ($105.8), higher aftermarket parts and service net revenue, and favorable pricing. Foreign currency impact decreased net revenue by 7%.

Order backlog increased $306.8 (23%) from $1,318.4 on December 31, 2021, to $1,625.2 on December 31, 2022. The increase in order backlog was primarily driven by acquisitions, partially offset by unfavorable foreign currency impact (5%). On a sequential basis, order backlog increased $227.3 (16%) to $1,625.2 at December 31, 2022, up from $1,397.9 at September 30, 2022, primarily driven by acquisitions and favorable foreign currency (7%).

Gross profit increased $36.2 (35%) primarily driven by acquisitions and favorable pricing, partially offset by cost inflation. Foreign currency impact decreased gross profit by 8%. Gross profit margin improved 130 basis points to 33.6%, primarily due to favorable pricing and the impact of acquisitions, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($8.0 in 2023), restructuring and restructuring-related charges ($0.7 in 2022) and business acquisition, disposition, and integration costs ($0.3 in 2023 and $0.1 in 2022). Excluding these charges, adjusted gross profit increased $43.7 (42%) and adjusted gross profit margin improved 310 basis points to 35.6%.

Operating expenses increased $32.9 (66%) primarily driven by the impact of acquisitions, an increase in strategic investments, and cost inflation. Foreign currency impact decreased operating expenses by 7%. Operating expenses as a percentage of net revenue increased 430 basis points to 20.1%.

Operating expenses included business acquisition, disposition, and integration costs ($1.5 in 2023 and $0.2 in 2022) and restructuring and restructuring-related charges ($0.9 in 2023 and $0.1 in 2022). Excluding these items, adjusted operating expenses increased $30.8 (62%) and adjusted operating expenses as a percentage of net revenue increased 380 basis points to 19.5%.

Amortization expense increased $5.8 (129%) primarily driven by the impact of acquisitions.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended December 31,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$242.9	100.0	$248.8	100.0
Gross profit	72.4	29.8	79.5	32.0
Operating expenses	37.8	15.6	36.9	14.8
Amortization expense	8.8		9.2

Table of Content
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Net revenue decreased $5.9 (2%), primarily driven by a decrease in hot runner sales and unfavorable foreign currency impact (5%), partially offset by favorable pricing and higher aftermarket parts and service net revenue.

Order backlog decreased $72.3 (18%) from $406.4 on December 31, 2021, to $334.1 on December 31, 2022. The decrease in order backlog was primarily driven by a decrease in orders within our injection molding and extrusion product lines. Foreign currency impact decreased order backlog by 2%. On a sequential basis, order backlog decreased $30.0 (8%) to $334.1 at December 31, 2022, down from $364.1 at September 30, 2022. The decrease in order backlog was primarily driven by the execution of existing backlog coupled with a decrease in orders within our injection molding and extrusion product lines.

Gross profit decreased $7.1 (9%) primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 5%. Gross profit margin decreased 220 basis points to 29.8%, primarily due to cost inflation and unfavorable mix, partially offset by favorable pricing and productivity improvements.

Molding Technology Solutions gross profit included business acquisition, disposition, and integration costs ($0.1 in 2023 and $0.3 in 2022) and restructuring and restructuring-related charges ($0.2 in 2022). Excluding these charges, adjusted gross profit decreased $7.4 (9%) and adjusted gross profit margin decreased 230 basis points to 29.8%.

Operating expenses increased $0.9 (2%), primarily due to an increase in strategic investments, and increase in business acquisition, disposition, and integration costs, and cost inflation. Foreign currency impact decreased operating expenses by 4%. Operating expense as a percentage of net revenue increased 80 basis points to 15.6%.

Operating expenses included business acquisition, disposition, and integration costs ($1.4 in 2023). Excluding these charges, adjusted operating expenses decreased $0.3 (1%) and adjusted operating expenses as a percentage of net revenue increased 20 basis points to 14.9%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$14.1	2.2	$18.0	3.2
Business acquisition, disposition, and integration costs	7.4	1.1	7.0	1.2
Operating expenses	$21.5	3.3	$25.0	4.4

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

As a result of classifying the Batesville reportable operating segment as a discontinued operation, certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to the Batesville reportable operating segment do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses for all periods presented. In addition, divestiture-related costs previously not allocated to the Batesville reportable operating segment that were incurred as part of the divestiture have been reflected in discontinued operations for the three months ended December 31, 2022.

Table of Content

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Operating expenses decreased $3.5 (14%), primarily due to prior year one-time expenses associated with the realignment of the executive management team and lower variable compensation, partially offset by an increase in business acquisition, disposition, and integration costs. These expenses as a percentage of net revenue were 3.3%, an improvement of 110 basis points from the prior year.

Core operating expenses decreased $3.9 (22%), primarily due to prior year one-time expenses associated with the realignment of the executive management team and lower variable compensation. These expenses as a percentage of net revenue were 2.2%, an improvement of 100 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA from continuing operations.

	Three Months Ended December 31,
	2022	2021
Consolidated net income	$47.8	$50.1
Interest income	(1.8)	(0.9)
Interest expense	23.3	17.9
Income tax expense	2.3	13.3
Depreciation and amortization	31.0	25.6
Consolidated EBITDA	102.6	106.0
Income from discontinued operations (net of income tax expense)	(21.0)	(27.9)
Business acquisition, disposition, and integration costs (1)	10.7	7.6
Inventory step-up charges	8.0	—
Restructuring and restructuring-related charges (2)	1.0	0.7
Loss on divestiture (3)	—	3.1
Adjusted EBITDA from continuing operations	$101.3	$89.5

(1)Business acquisition, disposition, and integration costs during the three months ended December 31, 2022, primarily included professional fees related to acquisitions and professional fees and employee-related costs attributable to the integration of Milacron. Business acquisition, disposition, and integration costs during the three months ended December 31, 2021, primarily included professional fees and employee-related costs attributable to the integration of Milacron and the divestiture of TerraSource.
(2)Restructuring and restructuring-related charges primarily included severance costs unrelated to the integration of Milacron during the three months ended December 31, 2022 and 2021.
(3)The amount during the three months ended December 31, 2021 represents the loss on the divestiture of TerraSource. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Consolidated net income decreased $2.3 (5%) for the three months ended December 31, 2022, compared to the same period in 2022. The decrease was primarily driven by cost inflation, a decrease in income from discontinued operations, an increase in strategic investments, inventory step up charges related to acquisitions, an increase in interest expense, an increase in depreciation and amortization, and a decrease in volume in the Molding Technology Solutions reportable operating segment. This decrease in consolidated net income was partially offset by favorable pricing, lower tax expense, the impact of acquisitions, and productivity improvements. Foreign currency impact decreased consolidated net income by $4.2.

Consolidated adjusted EBITDA increased $11.8 (13%) for the three months ended December 31, 2022, compared to the same period in 2021. The increase was primarily driven by favorable pricing, the impact of acquisitions, and productivity

Table of Content
improvements, partially offset by cost inflation, an increase in strategic investments, and a decrease in volume in the Molding Technology Solutions reportable operating segment. Foreign currency impact decreased adjusted EBITDA by $7.1.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first three months of 2023 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of December 31, 2022, we had $494.4 of borrowing capacity under the Credit Agreement, all of which was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $21.0 for outstanding letters of credit issued under the Credit Agreement. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Credit Agreement, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of December 31, 2022, we had guarantee arrangements totaling $440.8, under which $262.4 was used for guarantees. These arrangements include the L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of December 31, 2022, we had a transition tax liability of $16.9 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $168.7 at December 31, 2022. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

Ukraine War

The Ukraine War that began in February 2022 continues as of the date of this Quarterly Report. We have suspended all new business in Russia and Belarus but may be contractually obligated to complete existing contracts, insofar as economic sanctions do not prevent us from doing so. Russia, Belarus, and Ukraine do not constitute a material portion of our customer and supplier portfolio, however, a significant escalation or expansion of economic disruption of the Ukraine War’s current scope could have a negative effect on our consolidated results of operations and cash flows. However, we do not believe the impact will be material to our consolidated results of operations and cash flows. For more information about the Ukraine War and its effect on the Company’s business and results of operations, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022.

Acquisitions and divestitures

Table of Content
As discussed in Note 5 of Part I, Item 1 of this Form 10-Q, on December 1, 2022, the Company completed the acquisition of Peerless for a purchase price of $59.9, subject to customary post-closing adjustments, and including cash acquired, using available borrowings under the Facility.

As discussed in Note 5 of Part I, Item 1 of this Form 10-Q, on October 6, 2022, the Company completed the acquisition of Linxis. As a result of the acquisition, the Company acquired all of the issued and outstanding securities of Linxis, and Linxis became a wholly owned subsidiary of the Company for total aggregate consideration of $590.8 (€596.2) in cash, reflecting an approximate enterprise value of $566.8 (€572.0) plus cash acquired at closing, subject to post-closing adjustments. The Company used available borrowings under the Facility to fund this acquisition.

On December 15, 2022, the Company entered into a definitive agreement to sell its Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, which includes an $11.5 subordinated note, subject to closing adjustments. On February 1, 2023, the Company completed the divestiture. At closing, after applicable adjustments, the Company received $698.0 in pre-tax cash proceeds, including an adjustment for cash on hand acquired from the Company. The Company also received the previously mentioned $11.5 subordinated note. We estimate taxes of approximately $150.0 associated with the sale are expected to be paid in our third quarter of fiscal 2023. The Company plans to utilize the net proceeds received from this divestiture to reduce existing debt.

Other activities

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $16.9 recorded as of December 31, 2022. The transition tax liability is expected to be paid over the next three years.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. We had $125.0 remaining for share repurchases under the existing authorization at December 31, 2022.

Our anticipated contribution to our defined benefit pension plans in fiscal 2023 is $9.5, of which $2.3 was made during the three months ended December 31, 2022. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.0 based on our outstanding common stock at December 31, 2022. We increased our quarterly dividend in 2023 to $0.22 per common share from $0.2175 per common share paid in 2022.

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

Cash Flows

	Three Months Ended December 31,
	2022	2021
Cash flows (used in) provided by:
Operating activities from continuing operations	$(5.6)	$20.3
Investing activities from continuing operations	(642.0)	(12.1)
Financing activities from continuing operations	610.3	(37.4)
Net cash flows from discontinued operations	(5.1)	22.1
Effect of exchange rates on cash and cash equivalents	0.6	4.4
Net cash flows	$(41.8)	$(2.7)

Table of Content
Operating Activities

Operating activities from continuing operations used $5.6 of cash during the three months ended December 31, 2022, and provided $20.3 of cash during the three months ended December 31, 2021, a $25.9 (128%) decrease.  The decrease in operating cash flow from continuing operations was primarily due to unfavorable timing of working capital requirements, largely driven by lower customer advances.

Working capital requirements for our reportable operating segments fluctuate and may continue to fluctuate in the future due primarily to the type of product and geography of customer projects in process at any point in time.  Working capital needs are lower when advance payments from customers are more heavily weighted toward the beginning of the project. Conversely, working capital needs are higher when a larger portion of the cash is to be received in later stages of manufacturing.

Investing Activities

The $629.9 decrease in net cash flows from investing activities from continuing operations during the three months ended December 31, 2022, was primarily due to the acquisitions of Linxis and Peerless during fiscal 2023.

Financing Activities

Cash provided by financing activities from continuing operations was largely impacted by net borrowing activity and share repurchases.  Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Cash provided by financing activities during the three months ended December 31, 2022 was $610.3, primarily due to net borrowings on the Facility of $430.0 and the $200.0 draw on the term loan, partially offset by payment of dividends on common stock. Cash used in financing activities for the three months ended December 31, 2021 was $37.4, primarily due to repurchases of common stock and payment of dividends on common stock.

We returned $15.3 to shareholders during the three months ended December 31, 2022 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2023 to $0.22 per common share from $0.2175 per common share paid during fiscal 2022.

Table of Content
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

The reported amounts of net income from discontinued operations (net of income tax expense), as well as assets and liabilities held for sale, as reflected in the following combined statements of operations for the three months ended December 31, 2022 and year ended September 30, 2022, and combined balance sheets as of December 31, 2022 and September 30, 2022, relate solely to the Obligor Group of the Company that were Guarantor Subsidiaries as of such dates and which are included in discontinued operations reported in the consolidated financial statements included in this report. Upon the sale of Batesville on February 1, 2023, each of the subsidiaries of Batesville that were Guarantor Subsidiaries ceased to be a guarantor of the senior unsecured notes.

	December 31, 2022	September 30, 2022
Combined Balance Sheets Information:
Current assets (1)	$3,161.8	$2,590.3
Non-current assets	3,260.0	2,656.1
Current liabilities	1,256.8	623.2
Non-current liabilities	1,476.5	1,289.6

	Three Months Ended December 31, 2022	Year Ended September 30, 2022
Combined Statements of Operations Information:
Net revenue (2)	$105.1	$450.1
Gross profit	20.7	206.3
Consolidated net income from continuing operations attributable to Obligors	67.3	338.6
Net income from discontinued operations (net of income tax expense) attributable to Obligors	13.2	59.4
Net income attributable to Obligors	80.5	398.0

(1) Current assets include intercompany receivables from non-guarantors of $1,714.5 as of December 31, 2022 and $1,868.7 as of September 30, 2022.
(2) Net revenue includes intercompany sales with non-guarantors of $2.1 as of December 31, 2022 and $5.6 as of September 30, 2022.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2022 Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022. The following discussion provides information on significant changes to our market risks, resulting from an increase to our variable-rate debt obligations due to recent acquisitions, which could have a significant impact on our operating results, financial condition, and liquidity.

Interest rate risk

Table of Content
As of September 30, 2022, we had outstanding variable-rate debt obligations of $6.7. In connection with recent acquisitions, we incurred significant borrowings under our Facility, including a $200.0 draw on the term loan provided for by the Credit Agreement. As a result, our outstanding variable-rate debt obligations were $684.6 as of December 31, 2022. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed the borrowings under our variable-rate debt obligations remained at $684.6 for 12 months, a one percentage point change in the related interest rates would decrease or increase annual interest expense by approximately $6.8.

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

On October 6, 2022 and December 1, 2022, we completed the acquisitions of Linxis and Peerless, respectively, which included their existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2023, we plan to exclude Linxis and Peerless from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. We are currently in the process of evaluating and integrating Linxis and Peerless’ historical internal controls over financial reporting with ours. These integrations may lead to changes in future fiscal periods, but we do not expect these changes to materially affect our disclosure controls and procedures or internal control over financial reporting. We expect to complete these integrations in fiscal 2024. For the three months ended December 31, 2022, Linxis and Peerless accounted for $84.9 of our total net revenue, and as of December 31, 2022, had total assets of $905.5 (inclusive of acquired goodwill and identifiable intangible assets of $660.0).

Other than as noted above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 16 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022, and the additional risk factor below. The following descriptions of risk factors include any additions and material changes to, and supersede the corresponding descriptions of, the risk factors associated with our business as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022.

We have recently completed several divestitures, including of our Batesville business, and we continually assess the strategic fit of our existing businesses. We may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results, and financial condition will not be materially and adversely affected.

A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, as well as our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs

Table of Content
previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction or experience unexpected costs or similar risks, our consolidated financial position, results of operations, and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of or changes to customer, employee, or supplier relationships, potential adverse impacts to volume-based pricing under existing and future purchasing arrangements, and a decrease in net revenue and earnings associated with the divested business. Furthermore, any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the associated loss of revenue, and may also result in significant write-offs, including those related to goodwill and other intangible assets, any of which could have a material adverse effect on our results of operations and financial condition.

In addition, divestitures, in particular the recent divestiture of our Batesville business, potentially involve significant post-closing separation and transition activities, which could involve the expenditure of material financial resources and significant employee resources. During these activities, we have diverted capital and other resources that otherwise could have been used in our business operations, and we will continue to do so until the process is completed. We also have incurred expenses and could continue to incur substantial expenses associated with the divestiture of Batesville, and there can be no assurance that this transaction will be ultimately beneficial to us or have a positive effect on shareholder value.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Table of Content

Exhibit 2.1	Securities Purchase Agreement, dated as of December 15, 2022, between BL Memorial Partners, LLC, as Purchaser, and Hillenbrand, Inc., as Seller (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 21, 2022)
Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2	Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of May 5, 2022 (Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed May 9, 2022)
Exhibit 22	List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: February 8, 2023	BY:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

Date: February 8, 2023		/s/ Megan A. Walke
Megan A. Walke
Vice President and Chief Accounting Officer