Form 10-Q
period 2023-03-31
Hillenbrand, Inc.
filed 2023-05-08
CIK 1417398

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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
(812) 931-5000
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

The registrant had 69,570,547 shares of common stock, no par value per share, outstanding as of May 3, 2023.

Table of Content

HILLENBRAND, INC.

Table of Content
PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net revenue	$690.9	$565.7	$1,346.6	$1,131.6
Cost of goods sold	461.6	377.0	906.4	761.1
Gross profit	229.3	188.7	440.2	370.5
Operating expenses	144.6	113.5	286.9	225.5
Amortization expense	19.8	13.7	38.9	27.4
Loss on divestiture	—	—	—	3.1
Interest expense	21.1	17.3	44.4	35.2
Other income, net	(4.4)	(6.4)	(7.3)	(6.8)
Income from continuing operations before income taxes	48.2	50.6	77.3	86.1
Income tax expense	24.1	21.2	26.4	34.5
Income from continuing operations	24.1	29.4	50.9	51.6
(Loss) income from discontinued operations (net of income tax (benefit) expense)	(1.5)	26.4	19.5	54.3
Gain on divestiture of discontinued operations (net of income tax expense)	440.9	—	440.9	—
Total income from discontinued operations	439.4	26.4	460.4	54.3
Consolidated net income	463.5	55.8	511.3	105.9
Less: Net income attributable to noncontrolling interests	0.8	1.5	3.1	2.6
Net income attributable to Hillenbrand	$462.7	$54.3	$508.2	$103.3

Earnings per share
Basic earnings per share
Income from continuing operations attributable to Hillenbrand	$0.33	$0.38	$0.69	$0.67
Income from discontinued operations	6.31	0.36	6.62	0.75
Net income attributable to Hillenbrand	$6.64	$0.74	$7.31	$1.42
Diluted earnings per share
Income from continuing operations attributable to Hillenbrand	$0.33	$0.38	$0.68	$0.66
Income from discontinued operations	6.27	0.36	6.59	0.74
Net income attributable to Hillenbrand	$6.60	$0.74	$7.27	$1.40
Weighted average shares outstanding (basic)	69.7	73.1	69.6	72.9
Weighted average shares outstanding (diluted)	70.1	73.7	69.9	73.5

See Condensed Notes to Consolidated Financial Statements

Table of Content
Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Consolidated net income	$463.5	$55.8	$511.3	$105.9
Changes in other comprehensive income (loss), net of tax:
Currency translation adjustment (1)	19.4	(7.4)	62.4	(5.0)
Pension and postretirement	(1.3)	0.7	(1.5)	1.4
Change in net unrealized (loss) gain on derivative instruments	(0.4)	1.2	3.3	1.9
Total changes in other comprehensive income (loss), net of tax	17.7	(5.5)	64.2	(1.7)
Consolidated comprehensive income	481.2	50.3	575.5	104.2
Less: Comprehensive income attributable to noncontrolling interests	1.0	1.3	3.1	2.3
Comprehensive income attributable to Hillenbrand	$480.2	$49.0	$572.4	$101.9

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Table of Content
Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	March 31, 2023 (unaudited)	September 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$315.1	$232.2
Trade receivables, net	334.2	252.9
Receivables from long-term manufacturing contracts, net	299.8	213.3
Inventories, net	588.3	485.6
Prepaid expenses and other current assets	119.9	102.8
Current assets held for sale	—	116.1
Total current assets	1,657.3	1,402.9
Property, plant, and equipment, net	295.2	231.9
Operating lease right-of-use assets, net	108.0	87.9
Intangible assets, net	1,112.3	808.0
Goodwill	1,561.2	1,151.1
Other long-term assets	96.5	80.4
Long-term assets held for sale	—	105.3
Total Assets	$4,830.5	$3,867.5

LIABILITIES
Current Liabilities
Trade accounts payable	$413.0	$371.0
Liabilities from long-term manufacturing contracts and advances	390.7	290.3
Current portion of long-term debt	10.0	—
Accrued compensation	87.5	97.0
Current liabilities held for sale	—	113.8
Other current liabilities	412.6	205.7
Total current liabilities	1,313.8	1,077.8
Long-term debt	1,303.9	1,222.1
Accrued pension and postretirement healthcare	108.0	101.3
Operating lease liabilities	83.2	70.5
Deferred income taxes	297.6	210.2
Other long-term liabilities	57.2	51.8
Long-term liabilities held for sale	—	25.8
Total Liabilities	$3,163.7	$2,759.5

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 69.6 and 68.9 shares outstanding)	—	—
Additional paid-in capital	704.7	723.8
Retained earnings	1,289.2	812.0
Treasury stock (6.2 and 6.9 shares, at cost)	(266.9)	(297.3)
Accumulated other comprehensive loss	(91.4)	(155.6)
Hillenbrand Shareholders’ Equity	1,635.6	1,082.9
Noncontrolling interests	31.2	25.1
Total Shareholders’ Equity	1,666.8	1,108.0

Total Liabilities and Shareholders’ Equity	$4,830.5	$3,867.5

See Condensed Notes to Consolidated Financial Statements

Table of Content
Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended March 31,
	2023	2022
Operating activities from continuing operations
Consolidated net income	$511.3	$105.9
Total income from discontinued operations (net of income tax expense)	(460.4)	(54.3)
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	62.0	50.3
Loss on divestiture	—	3.1
Deferred income taxes	(10.8)	(10.9)
Amortization of deferred financing costs	1.9	1.8
Share-based compensation	11.8	10.8
Trade accounts receivable, net and receivables from long-term manufacturing contracts	(79.1)	(42.3)
Inventories, net	13.2	(70.4)
Prepaid expenses and other current assets	(1.4)	(18.9)
Trade accounts payable	(1.6)	56.1
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(4.5)	(13.8)
Income taxes payable	11.3	0.3
Accrued pension and postretirement	(3.1)	(4.6)
Other, net	(5.9)	(7.6)
Net cash provided by operating activities from continuing operations	44.7	5.5

Investing activities from continuing operations
Capital expenditures	(32.2)	(15.2)
Proceeds from sales of property, plant, and equipment	0.8	1.6
Acquisition of businesses, net of cash acquired	(626.8)	—
Proceeds (payments) from divestitures, net of cash divested	696.7	(4.5)
Net cash provided by (used in) investing activities from continuing operations	38.5	(18.1)

Financing activities from continuing operations
Proceeds from issuance of long-term debt	200.0	—
Repayments on long-term debt	(102.5)	—
Proceeds from revolving credit facilities	829.3	—
Repayments on revolving credit facilities	(887.1)	—
Payment of deferred financing costs	(0.6)	—
Payments of dividends on common stock	(30.6)	(31.7)
Repurchases of common stock	—	(55.5)
Proceeds from stock option exercises	10.6	24.3
Payments for employee taxes on net settlement equity awards	(12.2)	(6.1)
Other, net	(1.5)	(1.5)
Net cash provided by (used in) financing activities from continuing operations	5.4	(70.5)
Cash provided by (used in) continuing operations	88.6	(83.1)
Cash (used in) provided by discontinued operations:
Operating cash flows	4.2	85.2
Investing cash flows	(7.6)	(4.8)
Total cash (used in) provided by discontinued operations	(3.4)	80.4
Effect of exchange rates on cash and cash equivalents	(6.9)	(2.2)
Net cash flows	78.3	(4.9)

Cash, cash equivalents, restricted cash, and cash and cash equivalents held for sale:
At beginning of period	237.6	450.9
At end of period	$315.9	$446.0

See Condensed Notes to Consolidated Financial Statements

Table of Content
Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended March 31, 2023
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2022	75.8	$706.5	$842.0	6.5	$(277.0)	$(108.9)	$30.2	$1,192.8
Total other comprehensive income, net of tax	—	—	—	—	—	17.5	0.2	17.7
Net income	—	—	462.7	—	—	—	0.8	463.5
Issuance/retirement of stock for stock awards/options	—	(9.4)	—	(0.3)	10.1	—	—	0.7
Share-based compensation	—	7.4	—	—	—	—	—	7.4
Dividends ($0.22 per share)	—	0.2	(15.5)	—	—	—	—	(15.3)
Balance at March 31, 2023	75.8	$704.7	$1,289.2	6.2	$(266.9)	$(91.4)	$31.2	$1,666.8

	Six Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2022	75.8	$723.8	$812.0	6.9	$(297.3)	$(155.6)	$25.1	$1,108.0
Total other comprehensive income, net of tax	—	—	—	—	—	64.2	—	64.2
Net income	—	—	508.2	—	—	—	3.1	511.3
Issuance/retirement of stock for stock awards/options	—	(32.0)	—	(0.7)	30.4	—	—	(1.6)
Share-based compensation	—	12.5	—	—	—	—	—	12.5
Dividends ($0.44 per share)	—	0.4	(31.0)	—	—	—	(1.6)	(32.2)
Acquisition of noncontrolling interests	—	—	—	—	—	—	4.6	4.6
Balance at March 31, 2023	75.8	$704.7	$1,289.2	6.2	$(266.9)	$(91.4)	$31.2	$1,666.8

Table of Content

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2021	75.8	$714.8	$699.1	3.2	$(138.9)	$(42.4)	$22.0	$1,254.6
Total other comprehensive loss, net of tax	—	—	—	—	—	(5.3)	(0.2)	(5.5)
Net income	—	—	54.3	—	—	—	1.5	55.8
Repurchases of common stock	—	—	—	0.6	(26.6)	—	—	(26.6)
Issuance/retirement of stock for stock awards/options	—	(4.0)	—	(0.4)	13.3	—	—	9.3
Share-based compensation	—	6.1	—	—	—	—	—	6.1
Dividends ($0.2175 per share)	—	0.4	(16.3)	—	—	—	—	(15.9)
Balance at March 31, 2022	75.8	$717.3	$737.1	3.4	$(152.2)	$(47.7)	$23.3	$1,277.8

	Six Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2021	75.8	$725.4	$666.2	3.1	$(135.7)	$(46.3)	$22.6	$1,232.2
Total other comprehensive loss, net of tax	—	—	—	—	—	(1.4)	(0.3)	(1.7)
Net income	—	—	103.3	—	—	—	2.6	105.9
Repurchases of common stock	—	—	—	1.2	(55.5)	—	—	(55.5)
Issuance/retirement of stock for stock awards/options	—	(20.8)	—	(0.9)	39.0	—	—	18.2
Share-based compensation	—	12.0	—	—	—	—	—	12.0
Dividends ($0.4350 per share)	—	0.7	(32.4)	—	—	—	(1.6)	(33.3)
Balance at March 31, 2022	75.8	$717.3	$737.1	3.4	$(152.2)	$(47.7)	$23.3	$1,277.8

See Condensed Notes to Consolidated Financial Statements

Table of Content
Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.Background and Basis of Presentation

Hillenbrand, Inc. (the “Company” or “Hillenbrand”) is a global industrial company that provides highly-engineered, mission-critical processing equipment and solutions to customers around the world. Our portfolio is composed of leading industrial brands that serve large, attractive end markets, including durable plastics, food, and recycling. The Company strives to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The Company recently enhanced the HOM to support our transformation to a pure-play industrial company by incorporating Purpose, updating our management practices, and restating our values. The HOM describes the Company’s Purpose, mission, vision, values, and mindset as leaders; applies our management practices in Strategy, People, Operational Excellence, and Innovation & Technology; and prescribes four steps (Understand, Focus, Execute, and Grow) designed to make the Company’s businesses both bigger and better.  The Company’s goal is to continue developing Hillenbrand as a world-class global industrial company through the deployment of the HOM. “Hillenbrand,” the “Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries unless context otherwise requires.

On December 15, 2022, the Company entered into a definitive agreement to sell its Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, subject to closing adjustments and including an $11.5 subordinated note. On February 1, 2023, the Company completed the divestiture. This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Accordingly, the operating results and cash flows related to the Batesville reportable operating segment have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows, while the assets and liabilities that were divested were classified within the Consolidated Balance Sheets as held for sale in the periods preceding the divestiture. Unless otherwise noted, discussion within the notes to the Consolidated Financial Statements relates to continuing operations only and excludes the historical Batesville reportable operating segment. See Note 4 for additional information on this divestiture.

Subsequent to the completion of the sale, the Company began providing certain transition services to Batesville for applicable fees. The transition services are expected to vary in duration depending upon the type of service provided.

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

The Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries.  They also include four subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.

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

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under

Table of Content
the over time method, establishment of reserves related to doubtful accounts, warranties, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

As a result of the Russian Federation’s invasion of Ukraine in February 2022 (the “Ukraine War”), various nations, including the U.S., have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. The results of such geopolitical instability and uncertainty have had, and could continue to have, an impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions. The effects of the Ukraine War and such associated measures on management’s estimates and consolidated results of operations through March 31, 2023, are reflected in the Consolidated Financial Statements. As of and for the three and six months ended March 31, 2023 and 2022, the effects of the Ukraine War did not have a material impact on the Consolidated Financial Statements.

2.Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2022.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires companies to apply Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This generally will result in an acquirer recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition as compared to the ASC 805, Business Combinations (“ASC 805”) requirement that an acquirer recognize and measure the assets it acquires and liabilities it assumes at fair value on the acquisition date. ASU 2021-08 is effective for the Company’s fiscal year beginning October 1, 2023, with early adoption permitted. The Company early adopted ASU 2021-08 during the year ended September 30, 2022, and has applied it to all acquisitions executed in the current year, as applicable.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at March 31, 2023 and September 30, 2022, was $299.8 and $213.3, respectively. The change was driven by the impact of net revenue recognized prior to billings to customers. The balance in the liabilities from long-term manufacturing contracts and advances at March 31, 2023 and September 30, 2022, was $390.7 and $290.3, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the six months ended March 31, 2023 and 2022, related to liabilities from long-term manufacturing contracts and advances as of September 30, 2022 and 2021, was $147.1 and $171.3, respectively. During the three and six months ended March 31, 2023 and 2022, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Table of Content
Transaction price allocated to the remaining performance obligations

As of March 31, 2023, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $1,971.6. Approximately 77% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End market
Plastics	$248.3	$—	$248.3	$489.1	$—	$489.1
Automotive	—	52.5	52.5	—	101.7	101.7
Chemicals	32.1	—	32.1	56.8	—	56.8
Consumer goods	—	34.3	34.3	—	67.4	67.4
Food and pharmaceuticals	98.6	—	98.6	202.4	—	202.4
Custom molders	—	30.7	30.7	—	57.3	57.3
Packaging	—	37.4	37.4	—	66.0	66.0
Construction	—	38.7	38.7	—	69.8	69.8
Minerals	18.7	—	18.7	32.5	—	32.5
Electronics	—	19.7	19.7	—	35.6	35.6
Medical	—	15.2	15.2	—	31.7	31.7
Other industrial	32.8	31.9	64.7	62.5	73.8	136.3
Total	$430.5	$260.4	$690.9	$843.3	$503.3	$1,346.6

	Three Months Ended March 31, 2022			Six Months Ended March 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End market
Plastics	$229.5	$—	$229.5	$464.5	$—	$464.5
Automotive	—	56.3	56.3	—	105.9	105.9
Chemicals	25.3	—	25.3	49.5	—	49.5
Consumer goods	—	35.3	35.3	—	75.0	75.0
Food and pharmaceuticals	24.5	—	24.5	46.3	—	46.3
Custom molders	—	34.7	34.7	—	73.0	73.0
Packaging	—	31.2	31.2	—	66.4	66.4
Construction	—	23.8	23.8	—	48.4	48.4
Minerals	10.9	—	10.9	23.0	—	23.0
Electronics	—	20.0	20.0	—	34.3	34.3
Medical	—	20.2	20.2	—	40.2	40.2
Other industrial	24.4	29.6	54.0	48.4	56.7	105.1
Total	$314.6	$251.1	$565.7	$631.7	$499.9	$1,131.6

Table of Content

The following tables present net revenue by geography:

	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$159.0	$157.1	$316.1	$297.5	$293.3	$590.8
Asia	142.3	65.3	207.6	291.0	133.5	424.5
Europe, the Middle East, and Africa	129.2	38.0	167.2	254.8	76.5	331.3
Total	$430.5	$260.4	$690.9	$843.3	$503.3	$1,346.6

	Three Months Ended March 31, 2022			Six Months Ended March 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$75.4	$136.1	$211.5	$139.0	$265.2	$404.2
Asia	158.2	75.0	233.2	326.8	156.6	483.4
Europe, the Middle East, and Africa	81.0	40.0	121.0	165.9	78.1	244.0
Total	$314.6	$251.1	$565.7	$631.7	$499.9	$1,131.6

(1)The Company attributes net revenue to a geography based upon the location of the end customer.

The following tables present net revenue by products and services:

	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and services
Equipment	$305.5	$173.2	$478.7	$610.8	$335.3	$946.1
Parts and services	125.0	70.8	195.8	232.5	135.4	367.9
Other	—	16.4	16.4	—	32.6	32.6
Total	$430.5	$260.4	$690.9	$843.3	$503.3	$1,346.6

	Three Months Ended March 31, 2022			Six Months Ended March 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and services
Equipment	$222.9	$169.1	$392.0	$454.4	$340.9	$795.3
Parts and services	91.7	65.2	156.9	177.3	125.5	302.8
Other	—	16.8	16.8	—	33.5	33.5
Total	$314.6	$251.1	$565.7	$631.7	$499.9	$1,131.6

Table of Content

The following tables present net revenue by timing of transfer:

	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$221.6	$226.1	$447.7	$441.8	$456.1	$897.9
Over time	208.9	34.3	243.2	401.5	47.2	448.7
Total	$430.5	$260.4	$690.9	$843.3	$503.3	$1,346.6

	Three Months Ended March 31, 2022			Six Months Ended March 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$134.4	$240.8	$375.2	$269.4	$486.9	$756.3
Over time	180.2	10.3	190.5	362.3	13.0	375.3
Total	$314.6	$251.1	$565.7	$631.7	$499.9	$1,131.6

4.    Divestitures

Batesville

As previously described, on February 1, 2023, the Company completed the sale of its Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, subject to closing adjustments and including an $11.5 subordinated note. At closing, after the applicable adjustments, the Company received $698.0 in pre-tax cash proceeds, including an adjustment for cash on hand acquired from the Company, and the previously mentioned subordinated note.

This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Accordingly, the operating results and cash flows related to the Batesville reportable operating segment have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows, while the assets and liabilities that were divested were classified within the Consolidated Balance Sheets as held for sale in the periods preceding the divestiture. The Company recognized a $586.0 pre-tax gain on divestiture, recorded within gain on divestiture of discontinued operations (net of income tax expense) in the Consolidated Statement of Operations for the three and six months ended March 31, 2023.

Certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to the Batesville reportable operating segment do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses. In addition, costs directly attributable to the Batesville reportable operating segment divestiture have been reflected in discontinued operations. As a result, income before income taxes of the historical Batesville reportable operating segment decreased $14.4 and $17.9 for the three and six months ended March 31, 2023, respectively, and decreased $0.3 and $0.6 for the three and six months ended March 31, 2022, respectively.

Table of Content
Discontinued operations

Components of amounts reflected in the Consolidated Statements of Operations related to discontinued operations are presented in the table, as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net revenue	$57.7	$176.3	$213.7	$338.8
Cost of goods sold	38.5	121.7	142.2	228.7
Gross profit	19.2	54.6	71.5	110.1
Operating expenses	23.4	18.3	43.0	34.4
Other (income) expense, net	(0.3)	1.6	1.0	3.1
(Loss) income from discontinued operations before income taxes	(3.9)	34.7	27.5	72.6
Income tax (benefit) expense	(2.4)	8.3	8.0	18.3
(Loss) income from discontinued operations (net of income tax (benefit) expense)	(1.5)	26.4	19.5	54.3
Gain on divestiture of discontinued operations (net of $145.1 income tax expense)	440.9	—	440.9	—
Total income from discontinued operations	$439.4	$26.4	$460.4	$54.3

Held for sale

The assets and liabilities of the Batesville reportable operating segment had been reflected as assets and liabilities held for sale in the periods preceding the divestiture. The following is a summary of the major categories of assets and liabilities held for sale at September 30, 2022:

Cash and cash equivalents	$1.9
Trade receivables, net	59.5
Inventories, net	48.2
Other assets	6.5
Current assets held for sale	$116.1

Property, plant and equipment, net	$49.1
Operating lease right-of-use assets, net	35.6
Intangible assets, net	2.7
Goodwill	8.3
Long-term assets	9.6
Long-term assets held for sale	$105.3

Trade accounts payable	$62.0
Accrued compensation	13.6
Operating lease liabilities	13.0
Other liabilities	25.2
Current liabilities held for sale	$113.8

Operating lease liabilities	$22.1
Other liabilities	3.7
Long-term liabilities held for sale	$25.8

Table of Content
Divestiture of TerraSource
On October 22, 2021, the Company completed the divestiture of its TerraSource Global business (“TerraSource”) pursuant to a Contribution Agreement (“Agreement”) between the Company and certain affiliated companies of industrial holding company Right Lane Industries (“RLI”). Under the terms of the Agreement, Hillenbrand contributed TerraSource and its subsidiaries to a newly formed entity, TerraSource Holdings, LLC (“Holdings”), with RLI obtaining majority ownership and full operational control of TerraSource. In exchange for contributing the TerraSource business, the Company (i) received consideration in the form of a $25.6 five-year note, which was extended, subordinated, amended and restated in January 2023 to reflect a principal amount of $27.0, subject to certain adjustments, and an April 2028 maturity date, and (ii) also retained a 49% equity interest in Holdings through one of the Company’s indirect wholly-owned subsidiaries, which became an approximately 46% interest in connection with the January 2023 amendment to the five-year note. The fair value of the total consideration received by the Company at closing was $27.7.

As a result of the TerraSource divestiture, the Company recorded a pre-tax loss of $3.1, after post-closing adjustments, in the Consolidated Statement of Operations during the six months ended March 31, 2022. The Company incurred $0.4 of transaction costs associated with the divestiture during the six months ended March 31, 2022, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021. Subsequent to the divestiture, the Company’s equity interest in Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

5.    Acquisitions

Acquisition of Peerless Food Equipment
On December 1, 2022, the Company completed the acquisition of the Peerless Food Equipment division (“Peerless”) of Illinois Tool Works Inc. for a purchase price of $59.2, net of certain customary post-closing adjustments and including cash acquired, using available borrowings under its existing $1,000.0 multi-currency credit facility (the “Facility”). Headquartered in Sidney, Ohio, Peerless is a premier supplier of industrial food processing equipment.

The acquisition of Peerless increases the Company's scale in the food end market, and by combining Peerless’s highly complementary equipment and solutions with existing Advanced Process Solutions reportable operating segment technologies, allows the Company to deliver more comprehensive solutions to its customers.

The results of Peerless are included in the Advanced Process Solutions reportable operating segment.

Preliminary purchase price allocation and other items

The Company utilized the services of an independent valuation consultant, along with estimates and assumptions determined by management, to estimate the fair value of the assets acquired and liabilities assumed. The preliminary allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. The purchase price allocation of the assets acquired and liabilities assumed is preliminary until the contractual post-closing adjustments are finalized, the final independent valuation consultant report is issued, and the measurement period allowed for under ASC 805 has closed. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. Changes during the measurement period could be material. Based on current fair value estimates, the preliminary purchase price for Peerless has been allocated to individual assets acquired and liabilities assumed as of the acquisition date:

Table of Content

	December 1, 2022 (as initially reported)	Measurement Period Adjustments	December 1, 2022 (as adjusted)
Assets acquired:
Current assets	$16.2	$1.3	$17.5
Property, plant, and equipment	2.3	—	2.3
Intangible assets	—	25.3	25.3
Goodwill	50.9	(27.3)	23.6
Total assets acquired	69.4	(0.7)	68.7

Liabilities assumed:
Current liabilities	9.5	—	9.5
Total liabilities assumed	9.5	—	9.5
Net assets acquired	$59.9	$(0.7)	$59.2

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to intangible assets and goodwill. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

Intangible assets identified

The preliminary purchase price allocation included $25.3 of acquired identifiable intangible assets. Intangible assets consist of Peerless’s trade name and customer relationships, and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, stability in the current Peerless customer base, economic factors, and future expected cash flows of the Company post acquisition of Peerless. The trade name was valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Peerless cash flow projections which were based on estimates used to price the Peerless acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (13%).

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$22.0	13 years
Trade name	3.3	10 years
Total intangible assets	$25.3

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

The working capital assets and liabilities, as well as the property, plant, and equipment acquired, were valued using Level 2 inputs, which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value

Table of Content
measurement. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

Impact on results of operations

The results of Peerless’ operations have been included in Hillenbrand’s Consolidated Financial Statements since the December 1, 2022, acquisition date. The following table provides the results of operations for Peerless included in Hillenbrand’s Consolidated Statement of Operations:

	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Net revenue	$7.5	$11.4
(Loss) income from continuing operations before income taxes	(1.0)	0.1

During the six months ended March 31, 2023, the Company incurred $0.5 in acquisition expenses related to the Peerless acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

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

The results of Linxis are included in the Advanced Process Solutions reportable operating segment.

Purchase price allocation and other items

The Company utilized the services of an independent valuation consultant, along with estimates and assumptions determined by management, to estimate the fair value of the assets acquired and liabilities assumed. The preliminary allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. The purchase price allocation of the assets acquired and liabilities assumed is preliminary until the contractual post-closing adjustments are finalized, the final independent valuation consultant report is issued, and the measurement period allowed for under ASC 805 has closed. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. Changes during the measurement period could be material. Based on current fair value estimates, the preliminary purchase price for Linxis has been allocated to individual assets acquired and liabilities assumed as of the acquisition date:

Table of Content

	October 6, 2022 (as initially reported)	Measurement Period Adjustments	October 6, 2022 (as adjusted)
Assets acquired:
Cash and cash equivalents	$22.9	$—	$22.9
Trade receivables	31.5	—	31.5
Receivables from long-term manufacturing contracts	12.1	—	12.1
Inventories	80.1	—	80.1
Prepaid expenses and other current assets	11.7	—	11.7
Property, plant, and equipment	36.7	1.1	37.8
Operating lease right-of-use assets	15.0	—	15.0
Intangible assets	243.8	—	243.8
Goodwill	332.0	(1.7)	330.3
Other noncurrent assets	1.0	—	1.0
Total assets acquired	786.8	(0.6)	786.2

Liabilities assumed:
Trade accounts payable	18.9	—	18.9
Liabilities from long-term manufacturing contracts	52.0	—	52.0
Accrued compensation	10.3	—	10.3
Other current liabilities	19.6	0.6	20.2
Accrued pension and postretirement healthcare	3.9	—	3.9
Operating lease liabilities	9.4	—	9.4
Deferred income taxes	77.0	(1.2)	75.8
Other noncurrent liabilities	0.3	—	0.3
Total liabilities assumed	191.4	(0.6)	190.8
Net assets acquired	595.4	—	595.4

Less: Fair value of Linxis noncontrolling interest (1)	(4.6)	—	(4.6)
Purchase price consideration	$590.8	$—	$590.8

(1) While the Company acquired all issued and outstanding securities of Linxis in the acquisition, there remain certain noncontrolling interests in two subsidiaries of Linxis that existed as of the acquisition date.

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to property, plant and equipment, deferred income taxes, and goodwill. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

Intangible assets identified

The preliminary purchase price allocation included $243.8 of acquired identifiable intangible assets. Intangible assets consist of Linxis’s trade name portfolio and customer relationships and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, degree of stability in the current Linxis customer base, economic factors, and expected future cash flows of the Company post acquisition of Linxis. The trade name

Table of Content
portfolio was valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Linxis cash flow projections which were based on estimates used to price the Linxis acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (12%).

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$211.1	13 years
Trade name	32.7	10 years
Total intangible assets	$243.8

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

The working capital assets and liabilities, as well as the property, plant and equipment acquired, were valued using Level 2 inputs, which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

Impact on results of operations

The results of Linxis operations have been included in Hillenbrand’s Consolidated Financial Statements since the October 6, 2022, acquisition date. The following table provides the results of operations for Linxis included in Hillenbrand’s Consolidated Statement of Operations:

	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Net revenue	$71.5	$152.5
Loss from continuing operations before income taxes	(2.5)	(2.6)

During the six months ended March 31, 2023, the Company incurred $0.9 in acquisition expenses related to the Linxis acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

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

The results of Herbold are included in the Advanced Process Solutions reportable operating segment.

Table of Content
Preliminary purchase price allocation and other items

The Company utilized the services of an independent valuation consultant, along with estimates and assumptions determined by management, to estimate the fair value of the assets acquired and liabilities assumed. The preliminary allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. The purchase price allocation of the assets acquired and liabilities assumed is preliminary until the contractual post-closing adjustments are finalized, the final independent valuation consultant report is issued, and the measurement period allowed for under ASC 805 has closed. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. Changes during the measurement period could be material. Based on current fair value estimates, the preliminary purchase price for Herbold has been allocated to individual assets acquired and liabilities assumed as of the acquisition date:

	August 31, 2022 (as initially reported)	Measurement Period Adjustments	August 31, 2022 (as adjusted)
Assets acquired:
Current assets	$38.2	$2.3	$40.5
Property, plant, and equipment	4.7	2.3	7.0
Intangible assets	—	22.6	22.6
Goodwill	69.3	(18.8)	50.5
Other assets	5.3	—	5.3
Total assets acquired	117.5	8.4	125.9

Liabilities assumed:
Current liabilities	33.9	1.4	35.3
Other long-term liabilities	5.9	7.0	12.9
Total liabilities assumed	39.8	8.4	48.2
Net assets acquired	$77.7	$—	$77.7
Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to intangible assets and goodwill. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

Intangible assets identified

The preliminary purchase price allocation included $22.6 of acquired identifiable intangible assets. Intangible assets consist of Herbold’s trade name, technology, and customer relationships, and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, stability in the current Herbold customer base, economic factors, and future expected cash flows of the Company post acquisition of Herbold. The trade name and technology were valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Herbold cash flow projections which were based on estimates used to price the Herbold acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (20%).

Table of Content
The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$10.2	15 years
Trade name	8.0	10 years
Technology	4.4	7 years
Total intangible assets	$22.6

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

The working capital assets and liabilities, as well as the property, plant and equipment acquired, were valued using Level 2 inputs, which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

Impact on results of operations

The results of Herbold’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the August 31, 2022, acquisition date. The following table provides the results of operations for Herbold included in Hillenbrand’s Consolidated Statement of Operations:

	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Net revenue	$12.2	$32.2
Loss from continuing operations before income taxes	(1.6)	(3.4)

During the three and six months ended March 31, 2023, the acquisition expenses related to the Herbold acquisition were not material.

Acquisition of Gabler Engineering GmbH

On June 30, 2022, the Company completed the acquisition of Gabler Engineering GmbH (“Gabler”) for $12.9 (€12.6) in cash. Gabler, based in Malsch, Germany, specializes in the design, engineering, manufacturing, and implementation of plants and equipment for the confectionery and pharmaceutical industries. The determination of the preliminary purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Gabler. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. The majority of the preliminary purchase price allocation was assigned to the fair value of the acquired property, plant and equipment, working capital assets and liabilities, and residual goodwill (which is currently estimated to be approximately $5.4). There were no material changes in the preliminary purchase price allocation during the three and six months ended March 31, 2023. Goodwill is not expected to be deductible for tax purposes. The results of Gabler are included in the Advanced Process Solutions reportable operating segment and are not material to the Consolidated Financial Statements for the three and six months ended March 31, 2023.

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

Table of Content
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
•an adjustment to remove business acquisition and integration costs and inventory step-up costs during the three and six months ended March 31, 2023, as these costs are non-recurring in nature and would not have a continuing effect on Hillenbrand’s results of operations; and
•the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net revenue	$690.9	$686.2	$1,352.4	$1,347.2
Income from continuing operations attributable to Hillenbrand	28.9	29.6	63.7	48.6

Income from continuing operations attributable to Hillenbrand — per share of common stock:
Basic earnings per share from continuing operations	$0.41	$0.40	$0.92	$0.67
Diluted earnings per share from continuing operations	$0.41	$0.40	$0.91	$0.66

Table of Content
6.Supplemental Consolidated Balance Sheet Information

	March 31, 2023	September 30, 2022
Allowance for doubtful accounts	$7.3	$6.4

Warranty reserves	$27.9	$22.4

Accumulated depreciation on property, plant, and equipment	$210.7	$197.6

Inventories, net:
Raw materials and components	$276.9	$210.1
Work in process	125.8	107.9
Finished goods	185.6	167.6
Total inventories, net	$588.3	$485.6

Other current liabilities:
Income tax payable	$204.6	$33.6
Other current liabilities	208.0	172.1
Total other current liabilities	$412.6	$205.7

The following table provides a reconciliation of cash and cash equivalents, restricted cash, and cash and cash equivalents held for sale reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$315.1	$442.9
Cash and cash equivalents held for sale	—	1.9
Short-term restricted cash included in other current assets	0.8	1.2
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held for sale shown in the Consolidated Statements of Cash Flows	$315.9	$446.0

7.Leases

For the three and six months ended March 31, 2023 and 2022, the Company recognized $8.1 and $15.2, and $6.8 and $12.9 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period. The Company’s finance leases were insignificant as of March 31, 2023 and September 30, 2022.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	March 31, 2023	September 30, 2022
Operating lease right-of-use assets, net	$108.0	$87.9

Other current liabilities	20.4	15.7
Operating lease liabilities	83.2	70.5
Total operating lease liabilities	$103.6	$86.2

Weighted-average remaining lease term (in years)	7.6	7.9

Weighted-average discount rate	3.1%	2.7%

Table of Content
As of March 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

2023 (excluding the six months ended March 31, 2023)	$11.1
2024	18.8
2025	16.3
2026	13.7
2027	11.7
Thereafter	43.7
Total lease payments	115.3
Less: imputed interest	(11.7)
Total present value of lease payments	$103.6

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Six Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$10.8	$10.3
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	8.1	15.5
Operating leases acquired in acquisitions	15.0	—

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	March 31, 2023		September 30, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,032.9	$(262.1)	$739.6	$(221.1)
Trade names	47.9	(2.4)	—	—
Technology, including patents	141.8	(77.7)	132.9	(68.4)
Software	39.3	(30.4)	34.4	(27.0)
	1,261.9	(372.6)	906.9	(316.5)
Indefinite-lived assets:
Trade names	223.0	—	217.6	—

Total	$1,484.9	$(372.6)	$1,124.5	$(316.5)

The net change in intangible assets during the six months ended March 31, 2023, was driven primarily by the acquisitions of Linxis, Herbold, and Peerless which included acquired intangible assets of $291.7, including impact of measurement period adjustments, normal amortization, and foreign currency adjustments. See Note 5 for further detail on the acquisitions of Linxis, Herbold, and Peerless. Estimated amortization expense related to intangible assets for the next five years is: $76.1 in 2023, $76.0 in 2024, $73.2 in 2025, $72.4 in 2026, and $72.6 in 2027.

Table of Content
Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the six months ended March 31, 2023:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance as of September 30, 2022	$516.0	$635.1	$1,151.1
Acquisitions(1)	353.9	—	353.9
Acquisition measurement period adjustments	(18.7)	—	(18.7)
Foreign currency adjustments	60.5	14.4	74.9
Balance as of March 31, 2023	$911.7	$649.5	$1,561.2

(1)See Note 5 for further information on the acquisitions of Linxis and Peerless.

During the three and six months ended March 31, 2023 and 2022, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

9.Financing Agreements
The following table summarizes Hillenbrand’s current and long-term debt as of:

	March 31, 2023	September 30, 2022
$1,000.0 revolving credit facility (excluding outstanding letters of credit)	$—	$6.7
$200.0 term loan	197.5	—
$400.0 senior unsecured notes (1)	397.5	397.1
$375.0 senior unsecured notes, net of discount (2)	372.5	372.2
$350.0 senior unsecured notes (3)	346.4	346.2
$100.0 Series A Notes (4)	—	99.9
Total debt	1,313.9	1,222.1
Less: current portion	10.0	—
Total long-term debt	$1,303.9	$1,222.1

(1)Includes unamortized debt issuance costs of $2.5 and $2.9 at March 31, 2023 and September 30, 2022, respectively.
(2)Includes unamortized debt issuance costs of $2.2 and $2.5 at March 31, 2023 and September 30, 2022, respectively.
(3)Includes unamortized debt issuance costs of $3.6 and $3.8 at March 31, 2023 and September 30, 2022, respectively.
(4)Includes unamortized debt issuance costs of $0.1 at September 30, 2022.

With respect to the Facility, as of March 31, 2023 and September 30, 2022, the Company had outstanding balances of $0 and $6.7, respectively. As of March 31, 2023, the Company had $18.3 in outstanding letters of credit issued and $981.7 of borrowing capacity under the Facility, of which $793.0 was immediately available based on the Company’s most restrictive covenant. During the six months ended March 31, 2023, the Company executed a $200.0 draw on the term loan commitment provided for by the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The term loan will mature upon the maturity date of the Facility, June 8, 2027. The weighted-average interest rate on borrowings under the Facility was 3.12% and 2.53% for the three and six months ended March 31, 2023, respectively. There were no borrowings under the Facility during the three and six months ended March 31, 2022. The weighted-average interest rate on the term loan was 5.99% and 5.84% for the three and six months ended March 31, 2023, respectively. There were no borrowings on the term loan during the three and six months ended March 31, 2022. The weighted average facility fee on the Facility was 0.20% and 0.16% for the three and six months ended March 31, 2023, respectively, and 0.15% for both the three and six months ended March 31, 2022.

Table of Content
$100.0 Series A Unsecured Notes

On December 15, 2014, the Company issued $100.0 in 4.60% Series A unsecured notes (“Series A Notes”) pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), among the Company, Prudential Investment Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that became a purchaser thereunder. During the three months ended March 31, 2023, the Company repaid in full the $100.0 in Series A Notes using a portion of the net proceeds from the Batesville divestiture and wrote off the remaining issuance costs associated with the Series A Notes.

Other credit arrangements

In the normal course of business, certain operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of March 31, 2023 and September 30, 2022, the Company had credit arrangements totaling $435.3 and $373.6, respectively, under which $311.0 and $247.4, respectively, were used for guarantees. These arrangements include the Company’s Syndicated L/G Facility Agreement (“L/G Facility Agreement”) and other ancillary credit facilities.

Covenants related to current financing agreements

The Credit Agreement, L/G Facility Agreement and Shelf Agreement contain the following financial covenants: a maximum leverage ratio (as defined in the agreements) of 3.50 to 1.00 and a minimum ratio of earnings before interest, income tax, depreciation, and amortization (“EBITDA”) (as defined in the agreements) to interest expense of 3.00 to 1.00. The Company may elect to increase the maximum permitted leverage ratio to 4.00 to 1.00, following certain acquisitions, for four full fiscal quarters (plus the fiscal quarter in which the acquisition takes place). As permitted in the Credit Agreement, L/G Facility Agreement, and Shelf Agreement, following the acquisition of Linxis on October 6, 2022, the Company elected to increase the maximum permitted leverage ratio to 4.00 to 1.00 for the quarter ended December 31, 2022, and for the four succeeding quarters. The obligations under the Credit Agreement, L/G Facility Agreement and the Shelf Agreement are unsecured.

All obligations of the Company arising under the Credit Agreement, L/G Facility Agreement, $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”), $375.0 of senior unsecured notes due September 2026 (the “2019 Notes”), and the $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”), are fully and unconditionally, jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

As of March 31, 2023, Hillenbrand was in compliance with all covenants contained in the foregoing agreements and credit instruments and there were no events of default.

Table of Content
10.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Service costs	$—	$—	$0.5	$0.6
Interest costs	2.8	1.6	1.0	0.2
Expected return on plan assets	(3.4)	(2.7)	(0.2)	(0.3)
Amortization of net loss (gain)	0.1	0.4	(0.2)	—
Net periodic pension (benefit) cost	$(0.5)	$(0.7)	$1.1	$0.5

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service costs	$—	$—	$1.0	$1.1
Interest costs	5.6	3.1	1.9	0.4
Expected return on plan assets	(6.8)	(5.4)	(0.5)	(0.5)
Amortization of net loss (gain)	0.2	0.8	(0.4)	0.6
Net periodic pension (benefit) cost	$(1.0)	$(1.5)	$2.0	$1.6

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $2.5 and $5.4 for the three and six months ended March 31, 2023, respectively, and $2.0 and $4.7 for the three and six months ended March 31, 2022, respectively.

11.Income Taxes

The effective tax rates for the three months ended March 31, 2023 and 2022 were 50.0% and 41.9%, respectively. The increase in the effective tax rate was primarily driven by an increase in the accrual for taxes on unremitted foreign earnings, partially offset by a non-recurring prior period unfavorable change in estimate related to foreign tax credits, the impact of divestitures, the impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings, and the revaluation of deferred tax balances as a result of foreign currency fluctuations.

The effective tax rates for the six months ended March 31, 2023 and 2022 were 34.2% and 40.1%, respectively. The decrease in the effective tax rate was primarily driven by the favorable recognition of discrete tax benefits resulting from the approval of the incentive tax rate for certain operations located in China, the tax benefit of equity compensation, a non-recurring prior period unfavorable change in estimate related to foreign tax credits, the impact of divestitures, the impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings, and the revaluation of deferred tax balances as a result of foreign currency fluctuations. These items were partially offset by an increase in the accrual for taxes on unremitted foreign earnings.

12.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 350,000 and 400,000 shares at March 31, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

Table of Content

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Income from continuing operations	$24.1	$29.4	$50.9	$51.6
Less: Net income attributable to noncontrolling interests	0.8	1.5	3.1	2.6
Income from continuing operations attributable to Hillenbrand	$23.3	$27.9	$47.8	$49.0

Weighted-average shares outstanding (basic - in millions)	69.7	73.1	69.6	72.9
Effect of dilutive stock options and other unvested equity awards (in millions)	0.4	0.6	0.3	0.6
Weighted-average shares outstanding (diluted - in millions)	70.1	73.7	69.9	73.5

Basic earnings per share from continuing operations attributable to Hillenbrand	$0.33	$0.38	$0.69	$0.67
Diluted earnings per share from continuing operations attributable to Hillenbrand	$0.33	$0.38	$0.68	$0.66

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.6	0.1	0.5	0.1

13. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)
Other comprehensive income before reclassifications:
Before tax amount	—	62.4	4.1	66.5	$—	$66.5
Tax expense	—	—	(1.2)	(1.2)	—	(1.2)
After tax amount	—	62.4	2.9	65.3	—	65.3
Amounts reclassified from accumulated other comprehensive loss (2)	(1.5)	—	0.4	(1.1)	—	(1.1)
Net current period other comprehensive (loss) income	(1.5)	62.4	3.3	64.2	$—	$64.2
Balance at March 31, 2023	$(34.3)	$(51.3)	$(5.8)	$(91.4)

(1)Includes gain and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Table of Content

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)
Other comprehensive (loss) income before reclassifications:
Before tax amount	—	(4.7)	1.3	(3.4)	$(0.3)	$(3.7)
Tax expense	—	—	(0.2)	(0.2)	—	(0.2)
After tax amount	—	(4.7)	1.1	(3.6)	(0.3)	(3.9)
Amounts reclassified from accumulated other comprehensive loss (2)	1.4	—	0.8	2.2	—	2.2
Net current period other comprehensive income (loss)	1.4	(4.7)	1.9	(1.4)	$(0.3)	$(1.7)
Balance at March 31, 2022	$(47.8)	$8.4	$(8.3)	$(47.7)

(1)Includes gains and losses on intra-foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended March 31, 2023
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Gain Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.9)	(0.9)
Other income, net	(0.2)	—	0.5	0.3
Gain on divestiture of discontinued operations (net of income tax expense)	(1.4)	(0.1)	—	(1.5)
Total before tax	$(1.6)	$(0.1)	$(0.3)	$(2.0)
Tax expense				0.8
Total reclassifications for the period, net of tax				$(1.2)

	Six Months Ended March 31, 2023
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	$—	$—	$(1.0)	$(1.0)
Other income, net	(0.3)	—	1.0	0.7
Gain on divestiture of discontinued operations (net of income tax expense)	(1.4)	(0.1)	—	(1.5)
Total before tax	$(1.7)	$(0.1)	$—	$(1.8)
Tax expense				0.7
Total reclassifications for the period, net of tax				$(1.1)

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 10).

Table of Content

	Three Months Ended March 31, 2022
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	$—	$—	$(0.1)	$(0.1)
Other income, net	0.8	—	0.4	1.2
Total before tax	$0.8	$—	$0.3	$1.1
Tax expense				—
Total reclassifications for the period, net of tax				$1.1

	Six Months Ended March 31, 2022
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	$—	$—	$(0.3)	$(0.3)
Other income, net	1.7	—	1.0	2.7
Total before tax	$1.7	$—	$0.7	$2.4
Tax expense				(0.2)
Total reclassifications for the period, net of tax				$2.2

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 10).

14.Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Share-based compensation costs	$4.5	$5.5	$9.1	$10.8
Less impact of income taxes	1.0	1.2	2.1	2.5
Share-based compensation costs, net of tax	$3.5	$4.3	$7.0	$8.3

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

During the six months ended March 31, 2023, the Company made the following grants:

Number of Units
Time-based stock awards	256,927
Performance-based stock awards (maximum that can be earned)	365,139

Table of Content
The Company’s time-based stock awards and performance-based stock awards granted during the six months ended March 31, 2023, had weighted-average grant date fair values of $51.32 and $67.38, respectively. Included in the performance-based stock awards granted during the six months ended March 31, 2023 are 214,566 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

15.Other Income, Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Interest income	$(2.5)	$(1.8)	$(4.3)	$(2.7)
Foreign currency exchange loss (gain), net	0.3	(0.7)	0.3	0.2
Other, net	(2.2)	(3.9)	(3.3)	(4.3)
Other income, net	$(4.4)	$(6.4)	$(7.3)	$(6.8)

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

Table of Content
See the section below titled “Valuation techniques” for further discussion of how Hillenbrand determines fair value for certain assets and liabilities.

	Carrying Value at March 31, 2023	Fair Value at March 31, 2023 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$315.1	$315.1	$—	$—
Restricted cash	0.8	0.8	—	—
Investments in rabbi trust	3.1	3.1	—	—
Derivative instruments	2.5	—	2.5	—

Liabilities:
Term loan	197.5	—	197.5	—
2021 Notes	350.0	294.4	—	—
2020 Notes	400.0	400.1	—	—
2019 Notes	374.7	367.3	—	—
Derivative instruments	2.7	—	2.7	—

	Carrying Value at September 30, 2022	Fair Value at September 30, 2022 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$232.2	$232.2	$—	$—
Restricted cash	3.5	3.5	—	—
Cash and cash equivalents held for sale	1.9	1.9	—	—
Investments in rabbi trust	2.4	2.4	—	—
Derivative instruments	2.6	—	2.6	—

Liabilities:
The Facility	6.7	—	6.7	—
2021 Notes	350.0	268.7	—	—
2020 Notes	400.0	394.5	—	—
2019 Notes	374.7	349.6	—	—
Series A Notes	100.0	—	97.6	—
Derivative instruments	8.0	—	8.0	—

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
•The fair values of the Facility, term loan and Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for the Facility, term loan, or Series A Notes, and therefore, are classified within Level 2 of the fair value hierarchy.

Table of Content
•The fair values of the 2021 Notes, 2020 Notes, and 2019 Notes were based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $240.1 and $156.0 at March 31, 2023 and September 30, 2022, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities in the Consolidated Balance Sheets.

18.Segment and Geographical Information

As previously described, on February 1, 2023, the Company completed the divestiture of its Batesville reportable operating segment. The operating results and cash flows for the Batesville reportable operating segment have been classified as discontinued operations within the Consolidated Financial Statements for all periods presented.

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

Table of Content
The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net revenue
Advanced Process Solutions	$430.5	$314.6	$843.3	$631.7
Molding Technology Solutions	260.4	251.1	503.3	499.9
Total	$690.9	$565.7	$1,346.6	$1,131.6

Adjusted EBITDA (1)
Advanced Process Solutions	$73.2	$65.4	$144.5	$120.0
Molding Technology Solutions	47.5	50.4	90.6	102.2
Corporate	(12.1)	(15.5)	(25.2)	(32.4)

Net revenue (2)
United States	$273.0	$180.0	$505.9	$342.9
China	111.7	139.3	231.9	288.0
India	55.3	51.1	107.7	102.0
Germany	52.8	37.3	97.3	71.5
All other countries	198.1	158.0	403.8	327.2
Total	$690.9	$565.7	$1,346.6	$1,131.6

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	March 31, 2023	September 30, 2022
Total assets
Advanced Process Solutions	$2,737.5	$1,494.2
Molding Technology Solutions	1,973.1	2,052.6
Corporate	119.9	99.3
Held for sale assets	—	221.4
Total	$4,830.5	$3,867.5

Tangible long-lived assets, net
United States	$103.2	$79.3
Germany	132.4	104.1
China	42.9	42.2
India	39.4	40.7
All other countries	85.3	53.5
Total	$403.2	$319.8

Table of Content

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Adjusted EBITDA:
Advanced Process Solutions	$73.2	$65.4	$144.5	$120.0
Molding Technology Solutions	47.5	50.4	90.6	102.2
Corporate	(12.1)	(15.5)	(25.2)	(32.4)
Add:
Total income from discontinued operations	439.4	26.4	460.4	54.3
Less:
Interest income	(2.5)	(1.8)	(4.3)	(2.7)
Interest expense	21.1	17.3	44.4	35.2
Income tax expense	24.1	21.2	26.4	34.5
Depreciation and amortization	31.0	24.6	62.0	50.2
Business acquisition, disposition, and integration costs	7.2	3.9	17.9	11.5
Inventory step-up charges	3.1	—	11.1	—
Restructuring and restructuring-related charges	0.5	2.6	1.5	3.3
Loss on divestiture	—	—	—	3.1
Other	—	3.1	—	3.1
Consolidated net income	$463.5	$55.8	$511.3	$105.9

19.Restructuring

The following schedule details the restructuring charges by reportable operating segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$(0.2)	$—	$(0.2)	$1.3	$—	$1.3
Molding Technology Solutions	—	0.5	0.5	—	—	—
Corporate	—	—	—	—	1.0	1.0
Total	$(0.2)	$0.5	$0.3	$1.3	$1.0	$2.3

	Six Months Ended March 31, 2023			Six Months Ended March 31, 2022
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$(0.1)	$1.0	$0.9	$2.2	$0.2	$2.4
Molding Technology Solutions	—	0.5	0.5	0.1	—	0.1
Corporate	—	—	—	—	1.0	1.0
Total	$(0.1)	$1.5	$1.4	$2.3	$1.2	$3.5

The restructuring charges during the three and six months ended March 31, 2023 and 2022, related primarily to severance costs. At March 31, 2023, $1.6 of restructuring costs were accrued and expected to be paid over the next twelve months.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the financial markets; the impact of contagious diseases, such as the outbreak of the novel strain of coronavirus (“COVID-19”) and the escalation thereof due to variant strains of the virus and the societal, governmental, and individual responses thereto, including supply chain disruptions, loss of contracts and/or customers, erosion of some customers’ credit quality, downgrades of the Company’s credit quality, closure or temporary interruption of the Company’s or its suppliers’ manufacturing facilities, travel, shipping and logistical disruptions, domestic and international general economic conditions, such as inflation, exchange rates and interest rates, loss of human capital or personnel, and general economic calamities; risks related to the Russian Federation’s invasion of Ukraine (referred to herein as the “Ukraine War”) and resulting geopolitical instability and uncertainty, which have had, and could continue to have, an impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions, in addition to the potential effect of supply chain disruptions that could adversely affect profitability; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; negative effects of the Linxis Group SAS (“Linxis”) acquisition or other acquisitions on the Company’s business, financial condition, results of operations and financial performance (including the ability of the Company to maintain relationships with its customers, suppliers and others with whom it does business); the possibility that the anticipated benefits from the Linxis acquisition and other acquisitions cannot be realized by the Company in full or at all or may take longer to realize than expected; risks that the integrations of Linxis or other acquired businesses disrupt current operations or pose potential difficulties in employee retention or otherwise affect financial or operating results; increasing competition for highly skilled and talented workers as well as labor shortages; our level of international sales and operations; the impact of incurring significant amounts of indebtedness and any inability of the Company to respond to changes in its business or make future desirable acquisitions; the ability of the Company to comply with financial or other covenants in

Table of Content
debt agreements; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or disposition, including potential synergies and cost savings or the failure of the Company or any acquired company to achieve its plans and objectives generally; impairment charges to goodwill and other identifiable intangible assets; competition in the industries in which we operate, including on price; impacts of decreases in demand or changes in technological advances, laws, or regulation on the revenues that we derive from the plastics industry; our reliance upon employees, agents, and business partners to comply with laws in many countries and jurisdictions; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; the dependence of our business units on relationships with several large customers and providers; the impact to the Company’s effective tax rate of changes in the mix of earnings or tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits and governmental proceedings related to operations; uncertainty in the United States political and regulatory environment or global trade policy; adverse foreign currency fluctuations; labor disruptions; and the effect of certain provisions of the Company’s governing documents and Indiana law that could decrease the trading price of the Company’s common stock. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussion under the heading “Risk Factors” in Part I, Item 1A of Hillenbrand’s Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on November 16, 2022, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. The forward-looking information in this Quarterly Report on Form 10-Q speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking information.

EXECUTIVE OVERVIEW

Hillenbrand (www.Hillenbrand.com) is a global industrial company that provides highly-engineered, mission-critical processing equipment and solutions to customers around the world. Our portfolio is composed of leading industrial brands that serve large, attractive end markets, including durable plastics, food, and recycling. The Company strives to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through deployment of the Hillenbrand Operating Model (“HOM”). The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results.  The Company recently enhanced the HOM to support our transformation to a pure-play industrial company by incorporating Purpose, updating our management practices, and restating our values. The HOM describes the Company’s Purpose, mission, vision, values, and mindset as leaders; applies our management practices in Strategy, People, Operational Excellence, and Innovation & Technology; and prescribes four steps (Understand, Focus, Execute, and Grow) designed to make the Company’s businesses both bigger and better.  The Company’s goal is to continue developing Hillenbrand as a world-class global industrial company through the deployment of the HOM.

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

During the three and six months ended March 31, 2023 and 2022, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and consolidated financial position.

Divestitures

Divestiture of Batesville

As previously described, on February 1, 2023, the Company completed the sale of its Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, subject to closing adjustments and including an $11.5 subordinated note. At closing, after the applicable adjustments, the Company received $698.0 in pre-tax cash proceeds, including an adjustment for cash on hand acquired from the Company, and the previously mentioned subordinated note. The Company recognized a $586.0 pre-tax gain on divestiture, recorded within gain on divestiture of discontinued operations (net of income tax expense) in the Consolidated Statement of Operations for the three and six months ended March 31, 2023.

This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Unless otherwise noted, amounts presented in Management’s Discussion and Analysis are for continuing operations only.

Table of Content
Subsequent to the completion of the sale, the Company began providing certain transition services to Batesville for applicable fees. The transition services are expected to vary in duration depending upon the type of service provided.

Divestiture of TerraSource
On October 22, 2021, the Company completed the divestiture of its TerraSource Global business (“TerraSource”) pursuant to a Contribution Agreement (“Agreement”) between the Company and certain affiliated companies of industrial holding company Right Lane Industries (“RLI”). Under the terms of the Agreement, Hillenbrand contributed TerraSource and its subsidiaries to a newly formed entity, TerraSource Holdings, LLC (“Holdings”), with RLI obtaining majority ownership and full operational control of TerraSource. In exchange for contributing the TerraSource business, the Company (i) received consideration in the form of a $25.6 five-year note, which was extended, subordinated, amended and restated in January 2023 to reflect a principal amount of $27.0, subject to certain adjustments, and an April 2028 maturity date, and (ii) also retained a 49% equity interest in Holdings through one of the Company’s indirect wholly-owned subsidiaries, which became an approximately 46% interest in connection with the January 2023 amendment to the five-year note. The fair value of the total consideration received by the Company at closing was $27.7.

As a result of the TerraSource divestiture, the Company recorded a pre-tax loss of $3.1, after post-closing adjustments, in the Consolidated Statement of Operations during the six months ended March 31, 2022. The Company incurred $0.4 of transaction costs associated with the divestiture during the six months ended March 31, 2022, which were recorded within operating expenses in the Consolidated Statement of Operations. TerraSource’s results of operations were included within the Advanced Process Solutions reportable operating segment until the completion of the divestiture on October 22, 2021. Subsequent to the divestiture, the Company’s equity interest in Holdings is accounted for under the equity method of accounting as prescribed by Generally Accepted Accounting Principles (“GAAP”).

Acquisitions

Acquisition of Peerless Food Equipment
On December 1, 2022, the Company completed the acquisition of the Peerless Food Equipment division (“Peerless”) of Illinois Tool Works Inc. for a purchase price of $59.2, net of certain customary post-closing adjustments and including cash acquired, using available borrowings under its existing $1,000.0 multi-currency credit facility (the “Facility”). Headquartered in Sidney, Ohio, Peerless is a premier supplier of industrial food processing equipment. The results of Peerless are included in the Advanced Process Solutions reportable operating segment.

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

Linxis has six market-leading brands – Bakon, Diosna, Shaffer, Shick Esteve, Unifiller, and VMI – that serve customers in over 100 countries. With a global manufacturing, sales and service footprint, Linxis specializes in design, manufacturing, and service of dosing, kneading, mixing, granulating, drying and coating technologies. The results of Linxis are included in the Advanced Process Solutions reportable operating segment.

Acquisition of Herbold Meckesheim GmbH

On August 31, 2022, the Company completed the acquisition of Herbold Meckesheim GmbH (“Herbold”) for $77.7 (€77.5) in cash, pursuant to a definitive acquisition agreement dated June 30, 2022. Based in Meckesheim, Germany, Herbold is a leader in recycling systems, specializing in key process steps such as washing, separating, drying, shredding, and pulverizing. The results of Herbold are included in the Advanced Process Solutions reportable operating segment.

Acquisition of Gabler Engineering GmbH

On June 30, 2022, the Company completed the acquisition of Gabler Engineering GmbH (“Gabler”) for $12.9 (€12.6) in cash. Gabler, based in Malsch, Germany, specializes in the design, engineering, manufacturing, and implementation of plants and

Table of Content
equipment for the confectionery and pharmaceutical industries. The results of Gabler are included in the Advanced Process Solutions reportable operating segment.

Change in Reportable Operating Segments

As a result of the Batesville divestiture, Hillenbrand is now composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a global leader in highly-engineered process and material handling equipment and systems for a wide variety of industries, including durable plastics, food, and recycling industries. Molding Technology Solutions is a global leader in highly-engineered processing equipment, systems, and aftermarket parts and service for the plastic technology processing industry.

Ukraine War

As a result of the Ukraine War, various nations, including the United States, have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. The results of such geopolitical instability and uncertainty have had, and could continue to have, an impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions.

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

We also experienced material and supply chain inflation during the three and six months ended March 31, 2023, as further discussed in our Operations Review. Pricing actions and supply chain productivity initiatives have and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s consolidated results of operations, and cash flows during fiscal 2023 and beyond.

For additional information regarding supply chain, inflation, and other risks, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2023, to the same periods in 2022.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years relate to fiscal years.  We

Table of Content
begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and primarily exclude expenses associated with business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, inventory step-up charges, gains and losses on divestitures, and other individually immaterial one-time costs. The related income tax impact for all of these items is also excluded. The measures also exclude certain tax items related to acquisitions and divestitures, the revaluation of deferred tax balances resulting from fluctuations in currency exchange rates and non-routine changes in tax rates for certain foreign jurisdictions, and the impact that the Molding Technology Solutions reportable operating segment’s loss carryforward attributes have on tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (FDII), and the Base Erosion and Anti-Abuse Tax (BEAT).

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

Table of Content
See page 46 for a reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2023, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2023		2022		2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$690.9	100.0	$565.7	100.0	$1,346.6	100.0	$1,131.6	100.0
Gross profit	229.3	33.2	188.7	33.4	440.2	32.7	370.5	32.7
Operating expenses	144.6	20.9	113.5	20.1	286.9	21.3	225.5	19.9
Amortization expense	19.8		13.7		38.9		27.4
Loss on divestiture	—		—		—		3.1
Interest expense	21.1		17.3		44.4		35.2
Other income, net	(4.4)		(6.4)		(7.3)		(6.8)
Income tax expense	24.1		21.2		26.4		34.5

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net revenue increased $125.2 (22%), which included an unfavorable foreign currency impact (3%).

•Advanced Process Solutions net revenue increased $115.9 (37%), primarily driven by the impact of acquisitions ($91.8), higher aftermarket parts and service net revenue, and favorable pricing. Foreign currency impact decreased net revenue by 3%.

•Molding Technology Solutions net revenue increased $9.3 (4%), primarily driven by an increase in injection molding equipment sales, favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in hot runner sales. Foreign currency impact decreased net revenue by 3%.

Gross profit increased $40.6 (22%) and gross profit margin decreased 20 basis points to 33.2%. On an adjusted basis, which excluded inventory step up charges and restructuring and restructuring-related charges, adjusted gross profit increased $41.6 (22%), and adjusted gross profit margin decreased 10 basis points to 33.6%.

•Advanced Process Solutions gross profit increased $42.6 (38%), primarily driven by higher aftermarket parts and service volume, the impact of acquisitions and favorable pricing, partially offset by cost inflation. Foreign currency impact decreased gross profit by 3%. Gross profit margin improved 40 basis points to 35.6%, primarily driven by the impact of acquisitions and favorable pricing, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($3.1 in 2023) and restructuring and restructuring-related charges ($1.5 in 2022). Excluding these charges, adjusted gross profit increased $43.5 (39%) and adjusted gross profit margin improved 40 basis points to 36.3%.

•Molding Technology Solutions gross profit decreased $2.0 (3%) primarily driven by unfavorable product mix and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 3%. Gross profit margin decreased 190 basis points to 29.1%, primarily driven by unfavorable product mix and cost inflation, partially offset by favorable pricing and productivity improvements.

Table of Content

Operating expenses increased $31.1 (27%), primarily driven by acquisitions, an increase in strategic investments, and cost inflation, partially offset by lower variable compensation. Foreign currency impact decreased operating expenses by 2%. Our operating expense-to-net-revenue ratio increased by 80 basis points to 20.9%. Operating expenses included the following items:

	Three Months Ended March 31,
	2023	2022
Business acquisition, disposition, and integration costs	$7.3	$4.3
Restructuring and restructuring-related charges	0.6	1.1
Other one-time costs	—	2.6
On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and other one-time costs, including reserves against certain receivables, operating expenses increased $31.2 (30%). Adjusted operating expenses as a percentage of net revenue increased 120 basis points to 19.8%.

Amortization expense increased $6.1 (45%) primarily driven by the impact of acquisitions.

Interest expense increased $3.8 (22%), primarily due to increased borrowing due to acquisitions. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

Other income, net decreased $2.0 (31%), primarily due to foreign currency exchange losses.

The effective tax rate was 50.0% in 2023 compared to 41.9% in 2022. The increase in the effective tax rate was primarily driven by an increase in the accrual for taxes on unremitted foreign earnings, partially offset by a non-recurring prior period unfavorable change in estimate related to foreign tax credits, the impact of divestitures, the impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings, and the revaluation of deferred tax balances as a result of foreign currency fluctuations.

The adjusted effective tax rate was 33.5% in 2023 compared to 33.0% in 2022. The adjusted effective income tax rate primarily excluded the tax effect of the following items:

•The impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings ($0.2 expense in 2023 and $1.9 expense in 2022);
•Change in the assertion with regard to foreign unremitted earnings as a result of the divestiture of Batesville ($4.8 expense in 2023);
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.1 expense in 2023 and $0.7 expense in 2022); and
•Adjustments previously discussed within this section, such as business acquisition, disposition, and integration costs ($7.4 benefit in 2023 and $5.8 benefit in 2022).

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

Net revenue increased $215.0 (19%), which included an unfavorable foreign currency impact (5%).

•Advanced Process Solutions net revenue increased $211.6 (34%), primarily driven by the impact of acquisitions ($197.6), favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in large plastics system sales. Foreign currency impact decreased net revenue by 5%.

•Molding Technology Solutions net revenue increased $3.4 (1%), primarily driven by an increase in injection molding equipment sales, favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in hot runner sales. Foreign currency impact decreased net revenue by 4%.

Gross profit increased $69.7 (19%), which included unfavorable foreign currency impact (5%). Gross profit margin remained flat at 32.7%.  On an adjusted basis, which excluded inventory step-up charges, restructuring and restructuring-related charges and business acquisition, disposition, and integration costs, adjusted gross profit increased $77.9 (21%), and adjusted gross profit margin improved 50 basis points to 33.5%.

•Advanced Process Solutions gross profit increased $78.8 (37%), primarily driven by the impact of acquisitions, favorable pricing, and higher aftermarket parts and service volume, partially offset by cost inflation. Foreign currency

Table of Content
impact decreased gross profit by 5%. Gross profit margin improved 90 basis points to 34.6% primarily driven by the impact of acquisitions and favorable pricing, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($11.1 in 2023), restructuring and restructuring-related charges ($2.2 in 2022), business acquisition, disposition, and integration costs ($0.3 in 2023 and $0.2 in 2022). Excluding these charges, adjusted gross profit increased $87.2 (40%) and adjusted gross profit margin improved 180 basis points to 36.0%.

•Molding Technology Solutions gross profit decreased $9.1 (6%), primarily driven by unfavorable product mix and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 4%. Gross profit margin decreased 200 basis points to 29.5%, primarily driven by unfavorable product mix and cost inflation, partially offset by favorable pricing and productivity improvements.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($0.2 in 2022). Excluding these charges, adjusted gross profit decreased $9.3 (6%) and adjusted gross profit margin decreased 200 basis points to 29.5%.

Operating expenses increased $61.4 (27%), primarily driven by acquisitions, an increase in strategic investments, and cost inflation. Foreign currency impact decreased operating expenses by 3%. Our operating expense-to-revenue ratio increased by 140 basis points to 21.3%.  Operating expenses included the following items:

	Six Months Ended March 31,
	2023	2022
Business acquisition, disposition, and integration costs	$17.6	$11.5
Restructuring and restructuring-related charges	1.6	1.4
Other one-time costs	—	2.6

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and other one-time costs including reserves against certain receivables, operating expenses increased $57.7 (28%). Adjusted operating expenses as a percentage of net revenue increased 130 basis points to 19.9%.

Loss on divestiture of $3.1 in the prior year was due to the loss realized on the divestiture of TerraSource. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Interest expense increased $9.2 (26%), primarily due to increased borrowing due to acquisitions. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

Other income, net increased $0.5, primarily due to an increase in interest income.

The effective tax rate was 34.2% in 2023 compared to 40.1% in 2022. The decrease in the effective tax rate was primarily driven by the favorable recognition of discrete tax benefits resulting from the approval of the incentive tax rate for certain operations located in China, the tax benefit of equity compensation, a non-recurring prior period unfavorable change in estimate related to foreign tax credits, the impact of divestitures, the impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings, and the revaluation of deferred tax balances as a result of foreign currency fluctuations. These items were partially offset by an increase in the accrual for taxes on unremitted foreign earnings.

The adjusted effective tax rate was 29.6% in 2023 compared to 31.7% in 2022. The adjusted effective income tax rate primarily excluded the tax effect of the following items:

•The impact of Milacron tax loss carryforwards on net domestic taxes on foreign earnings ($0.1 benefit in 2023 and $1.9 expense in 2022);
•Change in the assertion with regard to foreign unremitted earnings as a result of the divestiture of Batesville ($4.8 expense in 2023);
•The revaluation of deferred and current tax balances as a result of tax rate changes ($3.4 benefit in 2023);
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.3 expense in 2023 and $0.5 expense in 2022); and
•Adjustments previously discussed within this section ($18.6 benefit in 2023 and $10.6 benefit in 2022).

Table of Content
OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
	2023		2022		2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$430.5	100.0	$314.6	100.0	$843.3	100.0	$631.7	100.0
Gross profit	153.4	35.6	110.8	35.2	291.9	34.6	213.1	33.7
Operating expenses	88.4	20.5	54.1	17.2	171.4	20.3	104.2	16.5
Amortization expense	10.9		4.5		21.2		9.0

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net revenue increased $115.9 (37%) primarily driven by the impact of acquisitions ($91.8), higher aftermarket parts and service net revenue, and favorable pricing. Foreign currency impact decreased net revenue by 3%.

Order backlog increased $390.4 (30%) from $1,283.0 on March 31, 2022, to $1,673.4 on March 31, 2023. The increase in order backlog was primarily driven by acquisitions and an increase in large plastic systems and aftermarket parts and service orders, partially offset by unfavorable foreign currency impact (3%). On a sequential basis, order backlog increased $48.2 (3%) to $1,673.4 at March 31, 2023, up from $1,625.2 at December 31, 2022, primarily driven by favorable foreign currency (2%).

Gross profit increased $42.6 (38%) primarily driven by higher aftermarket parts and service volume, the impact of acquisitions and favorable pricing, partially offset by cost inflation. Foreign currency impact decreased gross profit by 3%. Gross profit margin improved 40 basis points to 35.6%, primarily driven by the impact of acquisitions and favorable pricing, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($3.1 in 2023) and restructuring and restructuring-related charges ($1.5 in 2022). Excluding these charges, adjusted gross profit increased $43.5 (39%) and adjusted gross profit margin improved 40 basis points to 36.3%.

Operating expenses increased $34.3 (63%) primarily driven by the impact of acquisitions, an increase in strategic investments, and an increase in variable compensation. Foreign currency impact decreased operating expenses by 3%. Operating expenses as a percentage of net revenue increased 330 basis points to 20.5%.

Operating expenses included business acquisition, disposition, and integration costs ($1.6 in 2023) and other one-time costs including reserves against certain receivables ($2.4 in 2022). Excluding these items, adjusted operating expenses increased $35.0 (68%) and adjusted operating expenses as a percentage of net revenue increased 370 basis points to 20.1%.

Amortization expense increased $6.4 (142%) primarily driven by the impact of acquisitions.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

Net revenue increased $211.6 (34%), primarily driven by the impact of acquisitions ($197.6), favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in large plastics system sales. Foreign currency impact decreased net revenue by 5%.

Gross profit increased $78.8 (37%), primarily driven by the impact of acquisitions, favorable pricing, and higher aftermarket parts and service volume, partially offset by cost inflation. Foreign currency impact decreased gross profit by 5%. Gross profit margin improved 90 basis points to 34.6%, primarily driven by the impact of acquisitions and favorable pricing, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($11.1 in 2023), restructuring and restructuring-related charges ($2.2 in 2022), business acquisition, disposition, and integration costs ($0.3 in 2023 and $0.2 in 2022). Excluding these charges, adjusted gross profit increased $87.2 (40%) and adjusted gross profit margin improved 180 basis points to 36.0%.

Table of Content
Operating expenses increased $67.2 (65%), primarily due to the impact of acquisitions and an increase in strategic investments. Foreign currency impact decreased operating expenses by 5%. Operating expenses as a percentage of net revenue increased 380 basis points to 20.3%.

Operating expenses included business acquisition, disposition, and integration costs ($3.1 in 2023 and $0.2 in 2022), restructuring and restructuring-related charges ($0.9 in 2023 and $0.2 in 2022), and other one-time costs including reserves against certain receivables ($2.4 in 2022). Excluding these items, adjusted operating expenses increased $65.8 (65%) and adjusted operating expenses as a percentage of net revenue increased 370 basis points to 19.8%.

Amortization expense increased $12.2 (136%) primarily driven by the impact of acquisitions.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
	2023		2022		2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$260.4	100.0	$251.1	100.0	$503.3	100.0	$499.9	100.0
Gross profit	75.9	29.1	77.9	31.0	148.3	29.5	157.4	31.5
Operating expenses	36.2	13.9	37.7	15.0	74.0	14.7	74.6	14.9
Amortization expense	8.9		9.2		17.7		18.4

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net revenue increased $9.3 (4%), primarily driven by an increase in injection molding equipment sales, favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in hot runner sales. Foreign currency impact decreased net revenue by 3%.

Order backlog decreased $119.3 (29%) from $417.5 on March 31, 2022, to $298.2 on March 31, 2023. The decrease in order backlog was primarily driven by a decrease in orders within our injection molding product line. Foreign currency impact decreased order backlog by 1%. On a sequential basis, order backlog decreased $35.9 (11%) to $298.2 at March 31, 2023, down from $334.1 at December 31, 2022. The decrease in order backlog was primarily driven by the execution of existing backlog, partially offset by a sequential increase in orders within our injection molding and extrusion product lines.

Gross profit decreased $2.0 (3%) primarily driven by unfavorable product mix and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 3%. Gross profit margin decreased 190 basis points to 29.1%, primarily driven by unfavorable product mix and cost inflation, partially offset by favorable pricing and productivity improvements.

Operating expenses decreased $1.5 (4%), primarily driven by a decrease in variable compensation, partially offset by cost inflation. Foreign currency impact decreased operating expenses by 2%. Operating expense as a percentage of net revenue improved 110 basis points to 13.9%.

Operating expenses included business acquisition, disposition, and integration costs ($0.6 in 2022) and restructuring and restructuring related charges ($0.5 in 2023). Excluding these charges, adjusted operating expenses decreased $1.2 (3%) and adjusted operating expenses as a percentage of net revenue improved 100 basis points to 13.7%.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

Net revenue increased $3.4 (1%), primarily driven by an increase in injection molding equipment sales, favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in hot runner sales. Foreign currency impact decreased net revenue by 4%.

Gross profit decreased $9.1 (6%), primarily driven by unfavorable product mix and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 4%. Gross profit margin decreased

Table of Content
200 basis points to 29.5%, primarily driven by unfavorable product mix and cost inflation, partially offset by favorable pricing and productivity improvements.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($0.2 in 2022). Excluding these charges, adjusted gross profit decreased $9.3 (6%) and adjusted gross profit margin decreased 200 basis points to 29.5%.

Operating expenses decreased $0.6 (1%), primarily driven by a decrease in variable compensation, partially offset by an increase in strategic investments and cost inflation. Foreign currency impact decreased operating expenses by 3%. Operating expense as a percentage of net revenue improved 20 basis points to 14.7%.

Operating expenses included business acquisition, disposition, and integration costs ($1.4 in 2023 and $0.7 in 2022) and restructuring and restructuring related charges ($0.6 in 2023). Excluding these items, adjusted operating expenses as a percentage of net revenue improved 40 basis points to 14.3%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2023		2022		2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$14.3	2.1	$17.2	3.2	$28.4	2.1	$35.2	3.2
Business acquisition, disposition, and integration costs	5.7	0.8	3.5	1.2	13.1	1.0	10.5	1.2
Restructuring and restructuring-related charges	—	—	1.0	—	—	—	1.0	—
Operating expenses	$20.0	2.9	$21.7	4.4	$41.5	3.1	$46.7	4.4

Corporate operating expenses include the cost of providing management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, information technology, tax compliance, procurement, sustainability, and other public company support functions such as internal audit, investor relations, and financial reporting. Corporate operating expenses also include costs related to business acquisition, disposition, and integration, which we incur as a result of our strategy to grow through selective acquisitions. Core operating expenses primarily represent corporate operating expenses excluding costs related to business acquisition, disposition, and integration costs and restructuring and restructuring-related charges.

Business acquisition, disposition, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisitions and divestitures) and integrating completed acquisitions.

As a result of classifying the Batesville reportable operating segment as a discontinued operation, certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to the Batesville reportable operating segment do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses for all periods presented precedin~~g~~ the sale. In addition, costs directly attributable to the Batesville reportable operating segment divestiture have been reflected in discontinued operations for the three and six months ended March 31, 2023.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Operating expenses decreased $1.7 (8%), primarily due to lower variable compensation and short-term cost containment, partially offset by an increase in business acquisition, disposition, and integrations costs and an increase in strategic investments. These expenses as a percentage of net revenue were 2.9%, an improvement of 150 basis points from the prior year.

Core operating expenses decreased $2.9 (17%), primarily due to lower variable compensation and short-term cost containment, partially offset by an increase in strategic investments. These expenses as a percentage of net revenue were 2.1%, an improvement of 110 basis points from the prior year.

Table of Content
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

Operating expenses decreased $5.2 (11%), primarily due to lower variable compensation, prior year one-time expenses associated with the realignment of the executive management team and short-term cost containment, partially offset by an increase in strategic investments and an increase in business acquisition, disposition, and integrations costs. These expenses as a percentage of net revenue were 3.1%, an improvement of 130 basis points from the prior year.

Core operating expenses decreased $6.8 (19%), primarily due to lower variable compensation, prior year one-time expenses associated with the realignment of the executive management team and short-term cost containment, partially offset by an increase in strategic investments. These expenses as a percentage of net revenue were 2.1%, an improvement of 110 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA from continuing operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Consolidated net income	$463.5	$55.8	$511.3	$105.9
Interest income	(2.5)	(1.8)	(4.3)	(2.7)
Interest expense	21.1	17.3	44.4	35.2
Income tax expense	24.1	21.2	26.4	34.5
Depreciation and amortization	31.0	24.6	62.0	50.2
Consolidated EBITDA	537.2	117.1	639.8	223.1
Total income from discontinued operations	(439.4)	(26.4)	(460.4)	(54.3)
Business acquisition, disposition, and integration costs (1)	7.2	3.9	17.9	11.5
Inventory step-up charges	3.1	—	11.1	—
Restructuring and restructuring-related charges (2)	0.5	2.6	1.5	3.3
Loss on divestiture (3)	—	—	—	3.1
Other (4)	—	3.1	—	3.1
Adjusted EBITDA from continuing operations	$108.6	$100.3	$209.9	$189.8

(1)Business acquisition, disposition, and integration costs during the three and six months ended March 31, 2023, primarily included professional fees related to acquisitions and costs associated with the integration of recent acquisitions. Business acquisition, disposition, and integration costs during the three and six months ended March 31, 2022, primarily included professional fees and employee-related costs attributable to the integration of Milacron and the divestiture of TerraSource.
(2)Restructuring and restructuring-related charges primarily included severance costs during the three and six months ended March 31, 2023 and 2022.
(3)The amount during the six months ended March 31, 2022, represents the loss on the divestiture of TerraSource. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(4)Includes other individually immaterial one-time costs, including reserves against certain receivables during the three and six months ended March 31, 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Consolidated net income increased $407.7 (731%) for the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily driven by the gain on the divestiture of Batesville, as well as favorable pricing, higher aftermarket parts and service net revenue, the impact of acquisitions, and productivity improvements. This increase in consolidated net income was partially offset by a decrease in income from discontinued operations, cost inflation, an increase in depreciation and amortization, an increase in strategic investments, an increase in interest expense, an increase in business acquisition, disposition, and integration costs, and unfavorable product mix. Foreign currency impact decreased consolidated net income by $2.0.

Table of Content
Consolidated adjusted EBITDA increased $8.3 (8%) for the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily driven by favorable pricing, higher aftermarket parts and service net revenue, the impact of acquisitions, and productivity improvements, partially offset by cost inflation, an increase in strategic investments, and unfavorable product mix. Foreign currency impact decreased adjusted EBITDA by $3.9.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

Consolidated net income increased $405.4 (383%) for the six months ended March 31, 2023, compared to the same period in 2022. The increase was primarily driven by the gain on the divestiture of Batesville, as well as favorable pricing, the impact of acquisitions, productivity improvements, a decrease in income tax expense, and higher aftermarket parts and service net revenue, partially offset by cost inflation, a decrease in income from discontinued operations, an increase in strategic investments, an increase in depreciation and amortization, inventory step-up charges related to acquisitions, an increase in business acquisition, disposition, and integration costs, and unfavorable product mix. Foreign currency impact decreased consolidated net income by $6.3.

Consolidated adjusted EBITDA increased $20.1 (11%) for the six months ended March 31, 2023, compared to the same period in 2022. The increase was primarily driven by favorable pricing, the impact of acquisitions, productivity improvements, and higher aftermarket parts and service net revenue, partially offset by cost inflation, an increase in strategic investments, and unfavorable product mix. Foreign currency impact decreased adjusted EBITDA by $11.0.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first six months of 2023 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.

We have taken proactive measures to maintain financial flexibility within the landscape of various uncertainties. We believe the Company ended the quarter with and continues to have sufficient liquidity to operate in the current business environment.

As of March 31, 2023, we had $981.7 of borrowing capacity under the Credit Agreement, of which $793.0 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $18.3 for outstanding letters of credit issued under the Credit Agreement. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Credit Agreement, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of March 31, 2023, we had guarantee arrangements totaling $435.3, under which $311.0 was used for guarantees. These arrangements include the L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the L/G Facility Agreement by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of March 31, 2023, we had a transition tax liability of $14.9 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $275.1 at March 31, 2023. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

Table of Content

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

Other activities

During the three months ended March 31, 2023, the Company repaid in full the $100.0 in 4.6% Series A unsecured notes (“Series A Notes”) using a portion of the net proceeds received from the Batesville divestiture. The remaining net proceeds from the Batesville divestiture were used to repay outstanding borrowings on the Facility. We estimate taxes of approximately $146.0 associated with the Batesville divestiture are expected to be paid in our third quarter of fiscal 2023.

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $14.9 recorded as of March 31, 2023. The transition tax liability is expected to be paid over the next three years.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. We had approximately $125.0 remaining for share repurchases under the existing authorization at March 31, 2023.

Our anticipated contribution to our defined benefit pension plans in fiscal 2023 is $9.5, of which $4.2 was made during the six months ended March 31, 2023. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.3 based on our outstanding common stock at March 31, 2023. We increased our quarterly dividend in 2023 to $0.22 per common share from $0.2175 per common share paid in 2022.

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

Cash Flows

	Six Months Ended March 31,
	2023	2022
Cash flows provided by (used in) provided by:
Operating activities from continuing operations	$44.7	$5.5
Investing activities from continuing operations	38.5	(18.1)
Financing activities from continuing operations	5.4	(70.5)
Net cash flows from discontinued operations	(3.4)	80.4
Effect of exchange rates on cash and cash equivalents	(6.9)	(2.2)
Net cash flows	$78.3	$(4.9)

Table of Content
Operating Activities

Operating activities from continuing operations provided $44.7 of cash during the six months ended March 31, 2023, and provided $5.5 of cash during the six months ended March 31, 2022, a $39.2 (713%) increase.  The increase in operating cash flow from continuing operations was primarily due to favorable timing of working capital requirements.

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

Investing Activities

The $56.6 increase in net cash flows from investing activities from continuing operations during the six months ended March 31, 2023, was primarily due to the proceeds received on the divestiture of the Batesville reportable operating segment, partially offset by the acquisitions of Linxis and Peerless during fiscal year 2023 and an increase in capital expenditures.

Financing Activities

Cash provided by financing activities from continuing operations was largely impacted by net borrowing activity and share repurchases.  Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Cash provided by financing activities during the six months ended March 31, 2023 was $5.4, primarily due to net borrowings on the Facility of $57.8 and the $200.0 draw on the term loan commitment, partially offset by repayment of the Series A Notes and payment of dividends on common stock. Cash used in financing activities for the six months ended March 31, 2022 was $70.5, primarily due to repurchases of common stock and payment of dividends on common stock.

We returned $30.6 to shareholders during the six months ended March 31, 2023 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2023 to $0.22 per common share from $0.2175 per common share paid during fiscal 2022.

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

Upon the divestiture of Batesville on February 1, 2023, each of the subsidiaries of Batesville that were Guarantor Subsidiaries ceased to be a guarantor of the senior unsecured notes.

	March 31, 2023	September 30, 2022
Combined Balance Sheets Information:
Current assets (1)	$3,940.4	$2,590.3
Non-current assets	2,527.9	2,656.1
Current liabilities	1,618.4	623.2
Non-current liabilities	1,412.9	1,289.6

		Six Months Ended March 31, 2023
Combined Statements of Operations Information:
Net revenue (2)		$226.3
Gross profit		44.8
Consolidated net income from continuing operations attributable to Obligors		249.6
Total income from discontinued operations (net of income tax expense) attributable to Obligors (3)		448.7
Net income attributable to Obligors (3)		698.3

(1) Current assets include intercompany receivables from non-guarantors of $1,794.4 as of March 31, 2023 and $1,868.7 as of September 30, 2022.
(2) Net revenue includes intercompany sales with non-guarantors of $3.5 for the six months ended March 31, 2023.
(3) Of the $448.7 of total income from discontinued operations (net of income tax expense), $440.9 related to gain on divestiture (net of income tax expense) of discontinued operations recognized by the Parent. The remaining $7.8 related to the operations of the former subsidiary guarantors of the senior unsecured notes included in discontinued operations, which, as of February 1, 2023, have been divested and are no longer guarantors.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2022 Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022. There have been no material changes in this information since the filing of our 2022 Form 10-K. The following discussion provides information on significant changes to our market risks, resulting from an increase to our variable-rate debt obligations due to recent acquisitions, which could have a significant impact on our operating results, financial condition, and liquidity.

Interest rate risk

Table of Content
As of September 30, 2022, we had outstanding variable-rate debt obligations of $6.7. In connection with recent acquisitions, we executed a $200.0 draw on the term loan commitment provided for by the Credit Agreement. As a result, our outstanding variable-rate debt obligations were $197.5 as of March 31, 2023. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed the borrowings under our variable-rate debt obligations remained at $197.5 for 12 months, a one percentage point change in the related interest rates would decrease or increase annual interest expense by approximately $2.0.

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

On October 6, 2022 and December 1, 2022, we completed the acquisitions of Linxis and Peerless, respectively, which included their existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2023, we plan to exclude Linxis and Peerless from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. We are currently in the process of evaluating and integrating Linxis and Peerless’ historical internal controls over financial reporting with ours. These integrations may lead to changes in future fiscal periods, but we do not expect these changes to materially affect our disclosure controls and procedures or internal control over financial reporting. We expect to complete these integrations in fiscal 2024. For the three and six months ended March 31, 2023, Linxis and Peerless accounted for $79.0 and $163.9 of our total net revenue, and as of March 31, 2023, had total assets of $911.0 (inclusive of acquired goodwill and identifiable intangible assets of $664.9).

Other than as noted above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

HILLENBRAND, INC.

Date: May 8, 2023	By:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

Date: May 8, 2023		/s/ Megan A. Walke
Megan A. Walke
Vice President and Chief Accounting Officer