Form 10-Q
period 2023-06-30
Hillenbrand, Inc.
filed 2023-08-02
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

The registrant had 69,915,289 shares of common stock, no par value per share, outstanding as of July 27, 2023.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$716.6	$579.8	$2,063.2	$1,711.4
Cost of goods sold	469.7	388.8	1,382.5	1,149.9
Gross profit	246.9	191.0	680.7	561.5
Operating expenses	144.8	111.6	424.6	337.1
Amortization expense	19.7	13.4	58.6	40.8
Loss on divestiture	—	—	—	3.1
Interest expense	18.6	17.5	63.0	52.7
Other income, net	(4.0)	(2.5)	(10.6)	(9.3)
Income from continuing operations before income taxes	67.8	51.0	145.1	137.1
Income tax expense	23.8	19.9	50.2	54.4
Income from continuing operations	44.0	31.1	94.9	82.7
Income from discontinued operations (net of income tax expense)	0.6	19.0	20.1	73.3
Gain on divestiture of discontinued operations (net of income tax expense)	0.4	—	441.3	—
Total income from discontinued operations	1.0	19.0	461.4	73.3
Consolidated net income	45.0	50.1	556.3	156.0
Less: Net income attributable to noncontrolling interests	1.7	1.3	4.8	3.9
Net income attributable to Hillenbrand	$43.3	$48.8	$551.5	$152.1

Earnings per share
Basic earnings per share
Income from continuing operations attributable to Hillenbrand	$0.60	$0.42	$1.29	$1.09
Income from discontinued operations	0.02	0.26	6.62	1.01
Net income attributable to Hillenbrand	$0.62	$0.68	$7.91	$2.10
Diluted earnings per share
Income from continuing operations attributable to Hillenbrand	$0.60	$0.42	$1.29	$1.08
Income from discontinued operations	0.02	0.26	6.59	1.00
Net income attributable to Hillenbrand	$0.62	$0.68	$7.88	$2.08
Weighted average shares outstanding (basic)	70.0	71.4	69.7	72.4
Weighted average shares outstanding (diluted)	70.3	72.0	70.0	73.0

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Consolidated net income	$45.0	$50.1	$556.3	$156.0
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustment (1)	(23.8)	(56.6)	38.6	(61.6)
Pension and postretirement	(0.3)	1.7	(1.8)	3.1
Change in net unrealized gain on derivative instruments	—	0.1	3.3	2.0
Total changes in other comprehensive (loss) income, net of tax	(24.1)	(54.8)	40.1	(56.5)
Consolidated comprehensive income (loss)	20.9	(4.7)	596.4	99.5
Less: Comprehensive income attributable to noncontrolling interests	1.1	—	4.2	2.3
Comprehensive income (loss) attributable to Hillenbrand	$19.8	$(4.7)	$592.2	$97.2

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	June 30, 2023 (unaudited)	September 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$290.5	$232.2
Trade receivables, net	318.3	252.9
Receivables from long-term manufacturing contracts, net	280.4	213.3
Inventories, net	568.4	485.6
Prepaid expenses and other current assets	125.7	102.8
Current assets held for sale	—	116.1
Total current assets	1,583.3	1,402.9
Property, plant, and equipment, net	296.4	231.9
Operating lease right-of-use assets, net	105.9	87.9
Intangible assets, net	1,085.6	808.0
Goodwill	1,561.4	1,151.1
Other long-term assets	101.2	80.4
Long-term assets held for sale	—	105.3
Total Assets	$4,733.8	$3,867.5

LIABILITIES
Current Liabilities
Trade accounts payable	$402.3	$371.0
Liabilities from long-term manufacturing contracts and advances	362.6	290.3
Current portion of long-term debt	10.0	—
Accrued compensation	85.5	97.0
Current liabilities held for sale	—	113.8
Other current liabilities	318.9	205.7
Total current liabilities	1,179.3	1,077.8
Long-term debt	1,329.3	1,222.1
Accrued pension and postretirement healthcare	108.2	101.3
Operating lease liabilities	83.0	70.5
Deferred income taxes	288.4	210.2
Other long-term liabilities	60.1	51.8
Long-term liabilities held for sale	—	25.8
Total Liabilities	$3,048.3	$2,759.5

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 69.9 and 68.9 shares outstanding)	—	—
Additional paid-in capital	706.9	723.8
Retained earnings	1,317.0	812.0
Treasury stock (5.9 and 6.9 shares, at cost)	(255.0)	(297.3)
Accumulated other comprehensive loss	(114.9)	(155.6)
Hillenbrand Shareholders’ Equity	1,654.0	1,082.9
Noncontrolling interests	31.5	25.1
Total Shareholders’ Equity	1,685.5	1,108.0

Total Liabilities and Shareholders’ Equity	$4,733.8	$3,867.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2023	2022
Operating activities from continuing operations
Consolidated net income	$556.3	$156.0
Total income from discontinued operations (net of income tax expense)	(461.4)	(73.3)
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	93.1	74.4
Loss on divestiture	—	3.1
Deferred income taxes	(19.1)	(11.6)
Amortization of deferred financing costs	2.7	2.7
Share-based compensation	14.0	14.6
Trade accounts receivable, net and receivables from long-term manufacturing contracts	(44.2)	(87.5)
Inventories, net	32.5	(95.8)
Prepaid expenses and other current assets	(6.1)	(32.0)
Trade accounts payable	(12.6)	81.3
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(26.9)	(39.3)
Income taxes payable	20.6	13.3
Accrued pension and postretirement	(4.8)	(6.7)
Other, net	(10.5)	(9.1)
Net cash provided by (used in) operating activities from continuing operations	133.6	(9.9)

Investing activities from continuing operations
Capital expenditures	(46.1)	(24.6)
Proceeds from sales of property, plant, and equipment	0.8	1.7
Acquisition of businesses, net of cash acquired	(626.8)	(12.9)
Proceeds (payments) from divestitures, net of cash divested	696.7	(4.5)
Other, net	0.4	—
Net cash provided by (used in) investing activities from continuing operations	25.0	(40.3)

Financing activities from continuing operations
Proceeds from issuance of long-term debt	200.0	—
Repayments on long-term debt	(105.0)	—
Proceeds from revolving credit facilities	883.5	—
Repayments on revolving credit facilities	(914.1)	—
Payment of deferred financing costs	(3.3)	(3.5)
Payments of dividends on common stock	(45.9)	(47.0)
Repurchases of common stock	—	(167.0)
Proceeds from stock option exercises	19.9	24.7
Payments for employee taxes on net settlement equity awards	(12.5)	(6.9)
Other, net	(1.2)	(1.6)
Net cash provided by (used in) financing activities from continuing operations	21.4	(201.3)
Cash provided by (used in) continuing operations	180.0	(251.5)
Cash (used in) provided by discontinued operations:
Operating cash flows	(109.4)	104.2
Investing cash flows	(7.6)	(7.9)
Total cash (used in) provided by discontinued operations	(117.0)	96.3
Effect of exchange rates on cash and cash equivalents	(9.3)	(10.2)
Net cash flows	53.7	(165.4)

Cash, cash equivalents, restricted cash, and cash and cash equivalents held for sale:
At beginning of period	237.6	450.9
At end of period	$291.3	$285.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended June 30, 2023
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2023	75.8	$704.7	$1,289.2	6.2	$(266.9)	$(91.4)	$31.2	$1,666.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(23.5)	(0.6)	(24.1)
Net income	—	—	43.3	—	—	—	1.7	45.0
Issuance/retirement of stock for stock awards/options	—	(2.9)	—	(0.3)	11.9	—	—	9.0
Share-based compensation	—	4.9	—	—	—	—	—	4.9
Dividends ($0.22 per share)	—	0.2	(15.5)	—	—	—	—	(15.3)
Purchase of shares of noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2023	75.8	$706.9	$1,317.0	5.9	$(255.0)	$(114.9)	$31.5	$1,685.5

	Nine Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2022	75.8	$723.8	$812.0	6.9	$(297.3)	$(155.6)	$25.1	$1,108.0
Total other comprehensive loss, net of tax	—	—	—	—	—	40.7	(0.6)	40.1
Net income	—	—	551.5	—	—	—	4.8	556.3
Issuance/retirement of stock for stock awards/options	—	(34.9)	—	(1.0)	42.3	—	—	7.4
Share-based compensation	—	17.4	—	—	—	—	—	17.4
Dividends ($0.66 per share)	—	0.6	(46.5)	—	—	—	(1.6)	(47.5)
Acquisition of noncontrolling interests	—	—	—	—	—	—	4.6	4.6
Purchase of shares of noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2023	75.8	$706.9	$1,317.0	5.9	$(255.0)	$(114.9)	$31.5	$1,685.5

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2022	75.8	$717.3	$737.1	3.4	$(152.2)	$(47.7)	$23.3	$1,277.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(53.5)	(1.3)	(54.8)
Net income	—	—	48.8	—	—	—	1.3	50.1
Repurchases of common stock	—	—	—	2.7	(111.5)	—	—	(111.5)
Issuance/retirement of stock for stock awards/options	—	(2.3)	—	—	1.9	—	—	(0.4)
Share-based compensation	—	4.4	—	—	—	—	—	4.4
Dividends ($0.2175 per share)	—	0.1	(15.4)	—	—	—	—	(15.3)
Balance at June 30, 2022	75.8	$719.5	$770.5	6.1	$(261.8)	$(101.2)	$23.3	$1,150.3

	Nine Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2021	75.8	$725.4	$666.2	3.1	$(135.7)	$(46.3)	$22.6	$1,232.2
Total other comprehensive loss, net of tax	—	—	—	—	—	(54.9)	(1.6)	(56.5)
Net income	—	—	152.1	—	—	—	3.9	156.0
Repurchases of common stock	—	—	—	3.9	(167.0)	—	—	(167.0)
Issuance/retirement of stock for stock awards/options	—	(23.1)	—	(0.9)	40.9	—	—	17.8
Share-based compensation	—	16.4	—	—	—	—	—	16.4
Dividends ($0.6525 per share)	—	0.8	(47.8)	—	—	—	(1.6)	(48.6)
Balance at June 30, 2022	75.8	$719.5	$770.5	6.1	$(261.8)	$(101.2)	$23.3	$1,150.3

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

On December 15, 2022, the Company entered into a definitive agreement to sell its historical Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, subject to closing adjustments, and including an $11.5 subordinated note. On February 1, 2023, the Company completed the divestiture. This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Accordingly, the operating results and cash flows related to the historical Batesville reportable operating segment have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that were divested were classified within the Consolidated Balance Sheets as held for sale in the periods preceding the divestiture. Unless otherwise noted, discussion within the notes to the Consolidated Financial Statements relates to continuing operations only and excludes the historical Batesville reportable operating segment. See Note 4 for additional information on this divestiture.

Subsequent to the completion of the divestiture, the Company began providing certain transition services to Batesville for applicable fees. The transition services are expected to vary in duration depending upon the type of service provided.

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

The Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries.  They also include four subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.

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

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the over time method, establishment of reserves related to credit losses, warranties, inventories, income taxes, litigation, self-insurance, and progress toward achievement of performance criteria under incentive compensation programs.

As a result of the Russian Federation’s invasion of Ukraine in February 2022 (the “Ukraine War”), various nations, including the U.S., have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. The results of such geopolitical instability and uncertainty have had, and could continue to have, an impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions. The effects of the Ukraine War and such associated measures on management’s estimates and consolidated results of operations through June 30, 2023, are reflected in the Consolidated Financial Statements. As of and for the three and nine months ended June 30, 2023 and 2022, the effects of the Ukraine War did not have a material impact on the Consolidated Financial Statements.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at June 30, 2023 and September 30, 2022, was $280.4 and $213.3, respectively. The change was driven by the impact of net revenue recognized prior to billings to customers and the impact of acquisitions. The balance in the liabilities from long-term manufacturing contracts and advances at June 30, 2023 and September 30, 2022, was $362.6 and $290.3, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the nine months ended June 30, 2023 and 2022, related to liabilities from long-term manufacturing contracts and advances as of September 30, 2022 and 2021, was $199.7 and $189.8, respectively. During the three and nine months ended June 30, 2023 and 2022, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of June 30, 2023, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $1,870.4. Approximately 77% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End market
Plastics	$270.1	$—	$270.1	$759.2	$—	$759.2
Automotive	—	56.6	56.6	—	158.3	158.3
Chemicals	29.0	—	29.0	85.8	—	85.8
Consumer goods	—	33.5	33.5	—	100.9	100.9
Food and pharmaceuticals	117.8	—	117.8	320.2	—	320.2
Custom molders	—	24.5	24.5	—	81.8	81.8
Packaging	—	32.4	32.4	—	98.4	98.4
Construction	—	31.6	31.6	—	101.4	101.4
Minerals	15.3	—	15.3	47.8	—	47.8
Electronics	—	23.4	23.4	—	59.0	59.0
Medical	—	17.2	17.2	—	48.9	48.9
Other industrial	32.5	32.7	65.2	95.0	106.5	201.5
Total	$464.7	$251.9	$716.6	$1,308.0	$755.2	$2,063.2

	Three Months Ended June 30, 2022			Nine Months Ended June 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End market
Plastics	$224.2	$—	$224.2	$688.7	$—	$688.7
Automotive	—	41.0	41.0	—	146.9	146.9
Chemicals	24.9	—	24.9	74.4	—	74.4
Consumer goods	—	40.9	40.9	—	115.9	115.9
Food and pharmaceuticals	23.1	—	23.1	69.4	—	69.4
Custom molders	—	38.4	38.4	—	111.4	111.4
Packaging	—	28.4	28.4	—	94.8	94.8
Construction	—	35.8	35.8	—	84.2	84.2
Minerals	12.7	—	12.7	35.7	—	35.7
Electronics	—	20.8	20.8	—	55.1	55.1
Medical	—	21.9	21.9	—	62.1	62.1
Other industrial	25.4	42.3	67.7	73.8	99.0	172.8
Total	$310.3	$269.5	$579.8	$942.0	$769.4	$1,711.4

The following tables present net revenue by geography:

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$164.6	$146.1	$310.7	$462.1	$439.4	$901.5
Asia	153.8	67.8	221.6	444.8	201.3	646.1
Europe, the Middle East, and Africa	146.3	38.0	184.3	401.1	114.5	515.6
Total	$464.7	$251.9	$716.6	$1,308.0	$755.2	$2,063.2

	Three Months Ended June 30, 2022			Nine Months Ended June 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$79.9	$159.1	$239.0	$218.9	$424.3	$643.2
Asia	157.6	71.7	229.3	484.4	228.3	712.7
Europe, the Middle East, and Africa	72.8	38.7	111.5	238.7	116.8	355.5
Total	$310.3	$269.5	$579.8	$942.0	$769.4	$1,711.4

(1)The Company attributes net revenue to a geography based upon the location of the end customer.

The following tables present net revenue by products and services:

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and services
Equipment	$341.8	$164.2	$506.0	$952.6	$499.5	$1,452.1
Parts and services	122.9	71.9	194.8	355.4	207.3	562.7
Other	—	15.8	15.8	—	48.4	48.4
Total	$464.7	$251.9	$716.6	$1,308.0	$755.2	$2,063.2

	Three Months Ended June 30, 2022			Nine Months Ended June 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and services
Equipment	$217.2	$187.7	$404.9	$671.6	$528.6	$1,200.2
Parts and services	93.1	65.6	158.7	270.4	191.1	461.5
Other	—	16.2	16.2	—	49.7	49.7
Total	$310.3	$269.5	$579.8	$942.0	$769.4	$1,711.4

The following tables present net revenue by timing of transfer:

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$250.2	$223.4	$473.6	$692.0	$679.5	$1,371.5
Over time	214.5	28.5	243.0	616.0	75.7	691.7
Total	$464.7	$251.9	$716.6	$1,308.0	$755.2	$2,063.2

	Three Months Ended June 30, 2022			Nine Months Ended June 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$143.6	$254.8	$398.4	$413.0	$741.7	$1,154.7
Over time	166.7	14.7	181.4	529.0	27.7	556.7
Total	$310.3	$269.5	$579.8	$942.0	$769.4	$1,711.4

4.    Divestitures

Batesville

As previously described, on February 1, 2023, the Company completed the divestiture of its historical Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, subject to closing adjustments, and including an $11.5 subordinated note. At closing, after the applicable adjustments, the Company received $698.0 in pre-tax cash proceeds, including an adjustment for cash on hand acquired from the Company, and the previously mentioned subordinated note.

This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Accordingly, the operating results and cash flows related to the historical Batesville reportable operating segment have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that were divested were classified within the Consolidated Balance Sheets as held for sale in the periods preceding the divestiture. The Company recognized a $586.0 pre-tax gain on divestiture, recorded within gain on divestiture of discontinued operations (net of income tax expense) in the Consolidated Statement of Operations for the nine months ended June 30, 2023. The $0.4 gain on divestiture of discontinued operations (net of income tax expense) for the three months ended June 30, 2023 is the result of certain income tax adjustments as a result of ongoing evaluation of the income tax impact of the divestiture on Hillenbrand.

Certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to the historical Batesville reportable operating segment do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses. In addition, costs directly attributable to the historical Batesville reportable operating segment divestiture have been reflected in discontinued operations. As a result, income before income taxes of the historical Batesville reportable operating segment decreased $17.5 for the nine months ended June 30, 2023, respectively, and decreased $0.9 and $1.5 for the three and nine months ended June 30, 2022, respectively.

Discontinued operations

Components of amounts reflected in the Consolidated Statements of Operations related to discontinued operations are presented in the table, as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$—	$140.8	$213.7	$479.6
Cost of goods sold	—	100.5	142.2	329.2
Gross profit	—	40.3	71.5	150.4
Operating (income) expenses	(0.4)	17.0	42.6	51.4
Other expense, net	—	1.5	1.0	4.6
Income (loss) from discontinued operations before income taxes	0.4	21.8	27.9	94.4
Income tax (benefit) expense	(0.2)	2.8	7.8	21.1
Income from discontinued operations (net of income tax (benefit) expense)	0.6	19.0	20.1	73.3
Gain on divestiture of discontinued operations(1)	0.4	—	441.3	—
Total income from discontinued operations	$1.0	$19.0	$461.4	$73.3

(1) Income tax benefit of $0.4 during the three months ended June 30, 2023, and net of income tax expense of $144.7 during the nine months ended June 30, 2023.

Held for sale

The assets and liabilities of the historical Batesville reportable operating segment had been reflected as assets and liabilities held for sale in the periods preceding the divestiture. The following is a summary of the major categories of assets and liabilities held for sale at September 30, 2022:

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

5.    Acquisitions

Proposed Acquisition of Schenck Process Food and Performance Materials Business

On May 23, 2023, the Company signed a definitive agreement to acquire the Schenck Process Food and Performance Materials (“FPM”) business, a portfolio company of Blackstone, for an enterprise value of approximately $730.0. Headquartered in Kansas City, Missouri, FPM specializes in the design, manufacturing, and service of feeding, filtration, baking, and material handling technologies and systems that are highly complementary to the equipment and solutions currently offered in our Advanced Process Solutions reportable operating segment. This transaction is expected to close during the fourth fiscal quarter of 2023. It is anticipated that FPM will be included in our Advanced Process Solutions reportable operating segment.

Acquisition of Peerless Food Equipment
On December 1, 2022, the Company completed the acquisition of the Peerless Food Equipment division (“Peerless”) of Illinois Tool Works Inc. for a purchase price of $59.2, net of certain customary post-closing adjustments and including cash acquired, using available borrowings under its multi-currency revolving credit facility (the “Facility”). Headquartered in Sidney, Ohio, Peerless is a premier supplier of industrial food processing equipment.

The acquisition of Peerless increases the Company's scale in the food end market, and by combining Peerless’ highly complementary equipment and solutions with existing Advanced Process Solutions reportable operating segment technologies, allows the Company to deliver more comprehensive solutions to its customers.

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

Intangible assets identified

The preliminary purchase price allocation included $25.3 of acquired identifiable intangible assets. Intangible assets consist of Peerless’ trade name and customer relationships, and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, stability in the current Peerless customer base, economic factors, and future expected cash flows of the Company following the acquisition of Peerless. The trade name was valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Peerless cash flow projections, which were based on estimates used to price the Peerless acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (13%).

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

Impact on results of operations

The results of Peerless’ operations have been included in Hillenbrand’s Consolidated Financial Statements since the December 1, 2022, acquisition date. The following table provides the results of operations for Peerless included in Hillenbrand’s Consolidated Statement of Operations:

	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Net revenue	$6.5	$17.9
Income from continuing operations before income taxes	0.3	0.4

During the nine months ended June 30, 2023, the Company incurred $0.5 in acquisition expenses related to the Peerless acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

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

	October 6, 2022 (as initially reported)	Measurement Period Adjustments	October 6, 2022 (as adjusted)
Assets acquired:
Cash and cash equivalents	$22.9	$—	$22.9
Trade receivables	31.5	—	31.5
Receivables from long-term manufacturing contracts	12.1	—	12.1
Inventories	80.1	—	80.1
Prepaid expenses and other current assets	11.7	—	11.7
Property, plant, and equipment	36.7	1.1	37.8
Operating lease right-of-use assets	15.0	—	15.0
Intangible assets	243.8	—	243.8
Goodwill	332.0	(0.9)	331.1
Other noncurrent assets	1.0	—	1.0
Total assets acquired	786.8	0.2	787.0

Liabilities assumed:
Trade accounts payable	18.9	—	18.9
Liabilities from long-term manufacturing contracts	52.0	—	52.0
Accrued compensation	10.3	—	10.3
Other current liabilities	19.6	1.4	21.0
Accrued pension and postretirement healthcare	3.9	—	3.9
Operating lease liabilities	9.4	—	9.4
Deferred income taxes	77.0	(1.2)	75.8
Other noncurrent liabilities	0.3	—	0.3
Total liabilities assumed	191.4	0.2	191.6
Net assets acquired	595.4	—	595.4

Less: Fair value of Linxis noncontrolling interest (1)	(4.6)	—	(4.6)
Purchase price consideration	$590.8	$—	$590.8

(1) While the Company acquired all issued and outstanding securities of Linxis in the acquisition, there remain certain noncontrolling interests in two subsidiaries of Linxis that existed as of the acquisition date.

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to property, plant and equipment, other current liabilities, deferred income taxes, and goodwill. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

Intangible assets identified

The preliminary purchase price allocation included $243.8 of acquired identifiable intangible assets. Intangible assets consist of Linxis’s trade name portfolio and customer relationships and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, degree of stability in the current Linxis customer base, economic factors, and expected future cash flows of the Company following the acquisition of Linxis. The trade name portfolio was valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Linxis cash flow projections, which were based on estimates used to price the Linxis acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (12%).

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

Impact on results of operations

The results of Linxis operations have been included in Hillenbrand’s Consolidated Financial Statements since the October 6, 2022, acquisition date. The following table provides the results of operations for Linxis included in Hillenbrand’s Consolidated Statement of Operations:

	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Net revenue	$86.0	$238.5
Income from continuing operations before income taxes	5.9	3.3

During the nine months ended June 30, 2023, the Company incurred $1.3 in acquisition expenses related to the Linxis acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

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

	August 31, 2022 (as initially reported)	Measurement Period Adjustments	August 31, 2022 (as adjusted)
Assets acquired:
Current assets	$38.2	$1.4	$39.6
Property, plant, and equipment	4.7	1.9	6.6
Intangible assets	—	22.6	22.6
Goodwill	69.3	(12.3)	57.0
Other assets	5.3	—	5.3
Total assets acquired	117.5	13.6	131.1

Liabilities assumed:
Current liabilities	33.9	6.6	40.5
Other long-term liabilities	5.9	7.0	12.9
Total liabilities assumed	39.8	13.6	53.4
Net assets acquired	$77.7	$—	$77.7
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

Intangible assets identified

The preliminary purchase price allocation included $22.6 of acquired identifiable intangible assets. Intangible assets consist of Herbold’s trade name, technology, and customer relationships, and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, stability in the current Herbold customer base, economic factors, and future expected cash flows of the Company following the acquisition of Herbold. The trade name and technology were valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Herbold cash flow projections, which were based on estimates used to price the Herbold acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (20%).

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

Impact on results of operations

The results of Herbold’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the August 31, 2022, acquisition date. The following table provides the results of operations for Herbold included in Hillenbrand’s Consolidated Statement of Operations:

	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Net revenue	$16.2	$48.4
Income (loss) from continuing operations before income taxes	0.6	(2.8)

During the nine months ended June 30, 2023, the acquisition expenses related to the Herbold acquisition were not material.

Acquisition of Gabler Engineering GmbH

On June 30, 2022, the Company completed the acquisition of Gabler Engineering GmbH (“Gabler”) for $12.9 (€12.6) in cash. Gabler, based in Malsch, Germany, specializes in the design, engineering, manufacturing, and implementation of plants and equipment for the confectionery and pharmaceutical industries. The final determination of the fair value of assets acquired and liabilities assumed was completed during the three months ended June 30, 2023. The majority of the purchase price allocation was assigned to the fair value of the acquired property, plant and equipment, working capital assets and liabilities, and residual goodwill (which was $6.2). There were no material changes in the purchase price allocation during the three and nine months ended June 30, 2023 and no further changes will be made. Goodwill is not deductible for tax purposes. The results of Gabler are included in the Advanced Process Solutions reportable operating segment and are not material to the Consolidated Financial Statements for the three and nine months ended June 30, 2023.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the Gabler, Herbold, Linxis, and Peerless acquisitions had been completed on the date indicated, do not reflect synergies that might have been achieved, and are not indicative of future results of operations or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that Hillenbrand believes are reasonable under the circumstances.

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
•an adjustment to remove business acquisition and integration costs and inventory step-up costs during the three and nine months ended June 30, 2023, as these costs are non-recurring in nature and would not have a continuing effect on Hillenbrand’s results of operations; and
•the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$716.6	$675.4	$2,069.0	$2,022.6
Income from continuing operations attributable to Hillenbrand	43.6	27.1	107.3	75.7

Income from continuing operations attributable to Hillenbrand — per share of common stock:
Basic earnings per share from continuing operations	$0.62	$0.38	$1.54	$1.05
Diluted earnings per share from continuing operations	$0.62	$0.38	$1.53	$1.04

6.Supplemental Consolidated Balance Sheet Information

	June 30, 2023	September 30, 2022
Allowance for credit losses	$8.1	$6.4

Warranty reserves	$28.6	$22.4

Accumulated depreciation on property, plant, and equipment	$219.0	$197.6

Inventories, net:
Raw materials and components	$251.7	$210.1
Work in process	130.8	107.9
Finished goods	185.9	167.6
Total inventories, net	$568.4	$485.6

Other current liabilities:
Income tax payable	$96.2	$33.6
Other current liabilities	222.7	172.1
Total other current liabilities	$318.9	$205.7

The following table provides a reconciliation of cash and cash equivalents, restricted cash, and cash and cash equivalents held for sale reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$290.5	$282.5
Cash and cash equivalents held for sale	—	1.9
Short-term restricted cash included in other current assets	0.8	1.1
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held for sale shown in the Consolidated Statements of Cash Flows	$291.3	$285.5

7.Leases

For the three and nine months ended June 30, 2023 and 2022, the Company recognized $5.6 and $20.8, and $6.1 and $19.0 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period. The Company’s finance leases were insignificant as of June 30, 2023 and September 30, 2022.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	June 30, 2023	September 30, 2022
Operating lease right-of-use assets, net	$105.9	$87.9

Other current liabilities	17.5	15.7
Operating lease liabilities	83.0	70.5
Total operating lease liabilities	$100.5	$86.2

Weighted-average remaining lease term (in years)	5.7	7.9

Weighted-average discount rate	3.6%	2.7%

As of June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

2023 (excluding the nine months ended June 30, 2023)	$5.8
2024	20.0
2025	16.8
2026	14.1
2027	12.1
Thereafter	44.5
Total lease payments	113.3
Less: imputed interest	(12.8)
Total present value of lease payments	$100.5

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Nine Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$17.9	$15.7
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	10.4	18.3
Operating leases acquired in acquisitions	15.3	—

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	June 30, 2023		September 30, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,024.4	$(276.5)	$739.6	$(221.1)
Trade names	48.1	(3.6)	—	—
Technology, including patents	142.1	(80.8)	132.9	(68.4)
Software	39.7	(31.0)	34.4	(27.0)
	1,254.3	(391.9)	906.9	(316.5)
Indefinite-lived assets:
Trade names	223.2	—	217.6	—

Total	$1,477.5	$(391.9)	$1,124.5	$(316.5)

The net change in intangible assets during the nine months ended June 30, 2023, was driven primarily by the acquisitions of Linxis, Herbold, and Peerless which included acquired intangible assets of $291.7, including impact of measurement period adjustments, normal amortization, and foreign currency adjustments. See Note 5 for further detail on the acquisitions of Linxis, Herbold, and Peerless. Estimated amortization expense related to intangible assets for the next five years is: $76.1 in 2023, $76.0 in 2024, $73.2 in 2025, $72.4 in 2026, and $72.4 in 2027.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the nine months ended June 30, 2023:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance as of September 30, 2022	$516.0	$635.1	$1,151.1
Acquisitions(1)	354.7	—	354.7
Acquisition measurement period adjustments	(11.8)	—	(11.8)
Foreign currency adjustments	64.1	3.3	67.4
Balance as of June 30, 2023	$923.0	$638.4	$1,561.4

(1)See Note 5 for further information on the acquisitions of Linxis and Peerless.

During the three and nine months ended June 30, 2023 and 2022, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

9.Financing Agreements
The following table summarizes Hillenbrand’s current and long-term debt as of:

	June 30, 2023	September 30, 2022
$1,000.0 revolving credit facility (excluding outstanding letters of credit)	$27.3	$6.7
$200.0 term loan	195.0	—
$400.0 senior unsecured notes (1)	397.8	397.1
$375.0 senior unsecured notes (2)	372.7	372.2
$350.0 senior unsecured notes (3)	346.5	346.2
$100.0 Series A Notes (4)	—	99.9
Total debt	1,339.3	1,222.1
Less: current portion	10.0	—
Total long-term debt	$1,329.3	$1,222.1

(1)Includes unamortized debt issuance costs of $2.2 and $2.9 at June 30, 2023 and September 30, 2022, respectively.
(2)Includes unamortized debt issuance costs of $2.0 and $2.5 at June 30, 2023 and September 30, 2022, respectively.
(3)Includes unamortized debt issuance costs of $3.5 and $3.8 at June 30, 2023 and September 30, 2022, respectively.
(4)Includes unamortized debt issuance costs of $0.1 at September 30, 2022.

Primary Credit Facilities

$1,000.0 Revolving Credit Facility, $200.0 Term Loan, and €185.0 Term Loan Commitment

On June 21, 2023, the Company entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which governs our multi-currency revolving credit facility (the “Facility”), by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”). The Credit Agreement Amendment amends the Company’s Fourth Amended and Restated Credit Agreement, dated as of June 8, 2022 (the “Prior Credit Agreement,” and, as amended by the Credit Agreement Amendment, the “Amended Credit Agreement”). The amendments effected by the Credit Agreement Amendment include, among other changes, establishment of a euro-denominated, delayed-draw term loan facility available to the Company’s wholly owned subsidiary, Hillenbrand Switzerland GmbH, in an initial aggregate principal amount of up to €185.0 (the “New Term Loan”) and the inclusion of requirements that would be triggered by a Collateral Springing Event (described below).

The New Term Loan commitment is subject to ticking fees if not drawn within 60 days of the date of the Credit Agreement Amendment, and the New Term Loan commitment will expire 180 days after the date of the Credit Agreement Amendment. The New Term Loan, if drawn, will be subject to quarterly amortization payments equal to 1.25% of the funded New Term Loan for the first eight calendar quarters following the funding date, and 1.875% of the funded New Term Loan thereafter until the maturity date. The New Term Loan would, once drawn, accrue interest at the Adjusted EURIBO Rate (as defined in the Amended Credit Agreement) plus a margin, ranging from 1.00% to 2.25%, based on the Company’s leverage ratio. The New Term Loan, if drawn, will mature on June 8, 2027, concurrently with the other obligations under the Credit Agreement Amendment.

As compared to the Prior Credit Agreement, the Credit Agreement Amendment increases the maximum permitted leverage ratio from and after the commencement of the Credit Agreement Amendment Adjusted Period from 4.00x at June 30, 2023 to 4.50x for the twelve month period ending June 30, 2024, stepping down to 4.00x for the three months ended September 30, 2024 and December 31, 2024, to 3.75x for the three months ended March 31, 2025, and to 3.50x for the three months ended June 30, 2025 and thereafter. The Credit Agreement Amendment also requires mandatory prepayments of the New Term Loan with 100% of net proceeds from asset sales (subject to customary carveouts and reinvestment rights) and, as compared to the Prior Credit Agreement, contains additional limitations on liens and restricted payments during the Adjustment Period (defined below). Except for the amendments applicable during the Adjustment Period (defined below), the Credit Agreement Amendment contains substantially the same affirmative and negative covenants and events of default as those in the Prior Credit Agreement. New deferred financing costs related to the Credit Agreement Amendment were $2.6, which along with existing costs of $3.4, are being amortized to interest expense over the remaining term of the Facility.

With respect to the Facility, as of June 30, 2023 and September 30, 2022, the Company had outstanding balances of $27.3 and $6.7, respectively. As of June 30, 2023, the Company had $14.8 in outstanding letters of credit issued and $1,160.2 of borrowing capacity under the Facility, of which $790.2 was immediately available based on the Company’s most restrictive covenant. During the nine months ended June 30, 2023, the Company executed a $200.0 draw on the term loan commitment provided for by the Prior Credit Agreement. The term loan will mature upon the maturity date of the Facility, June 8, 2027. The weighted-average interest rate on borrowings under the Facility was 4.45% and 2.55% for the three and nine months ended June 30, 2023, respectively. There were no borrowings under the Facility during the three and nine months ended June 30, 2022. The weighted-average interest rate on the term loan was 6.52% and 6.12% for the three and nine months ended June 30, 2023, respectively. There were no borrowings on the term loan during the three and nine months ended June 30, 2022. The weighted average facility fee on the Facility was 0.19% and 0.17% for the three and nine months ended June 30, 2023, respectively, and 0.15% for both the three and nine months ended June 30, 2022.

Letter of Guarantee (“L/G”) Facility

On June 22, 2023, the Company entered into an Amendment and Restatement Agreement (the “L/G Amendment”) between the Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Commerzbank Aktiengesellschaft, as mandated lead arranger and bookrunner, Commerzbank Aktiengesellschaft (as successor to Commerzbank Finance & Covered Bond S.A.), as agent (in such capacity, the “L/G Agent”), and the other financial institutions party thereto as mandated lead arrangers, lenders and issuing banks.

The L/G Amendment amends and restates the Company’s Syndicated L/G Facility Agreement, dated June 21, 2022 (the “Prior L/G Agreement” and, as amended by the L/G Amendment, the “Amended L/G Facility Agreement”). The amendments effected by the L/G Amendment include, among other changes, an increase in the facility from €225.0 to €325.0 and the inclusion of requirements that would be triggered by a Collateral Springing Event (described below).

As compared to the Prior L/G Agreement, the Amended L/G Facility Agreement increases the maximum permitted leverage ratio from and after the commencement of the L/G Adjusted Period from 4.00x at June 30, 2023 to 4.50x for the twelve month period ended June 30, 2024, stepping down to 4.00x for the three months ended September 30, 2024 and December 31, 2024, to 3.75x for the three months ended March 31, 2025, and to 3.50x for the three months ended June 30, 2025 and thereafter. The Amended L/G Facility Agreement also, as compared to the Prior L/G Agreement, contains additional limitations on liens and restricted payments during the Adjustment Period (defined below). Except for the amendments applicable during the Adjustment Period (defined below), the Amended L/G Facility Agreement contains substantially the same affirmative and negative covenants and events of default as those in the Prior L/G Agreement. New deferred financing costs related to the Amended L/G Facility Agreement were $0.7, which along with existing costs of $1.0, are being amortized to interest expense over the remaining term of the Amended L/G Facility Agreement.

Letters of credit, guarantees and surety bonds are routinely required by customers of the Company’s industrial businesses. Guarantees may be issued in euros or certain other agreed-upon currencies. Specified sublimits apply, based on the specific lender and currency. The guarantees carry an annual fee that varies based on the Company’s leverage ratio. The Amended L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The Amended L/G Facility Agreement matures on the earlier of (i) June 21, 2028, and (ii) the date of the termination of the Amended Credit Agreement (as such agreement may be from time to time extended or refinanced). The Amended L/G Facility Agreement contains representations, warranties and covenants that are customary for agreements of this type and contains specified customary events of default. The obligations under the Amended L/G Facility Agreement are guaranteed by Hillenbrand and certain of its domestic subsidiaries named therein.

Collateral Springing Event

The Amended Credit Agreement and the Amended L/G Facility Agreement require the Company and certain domestic subsidiaries that are guarantors thereunder to take certain actions if a Collateral Springing Event (as defined in the agreements) occurs before the later of April 1, 2025 or the date that all principal, interest, and other amounts owing in respect of the New Term Loan have been paid in full (the “Adjustment Period”). After a Collateral Springing Event, the Company and the guarantors would be required to grant liens on substantially all of their assets (subject to customary exceptions for excluded assets, including an exception for Principal Property (as defined in the Company’s indentures in respect of its senior notes) and for capital stock of entities that own any such Principal Property) in favor of the Administrative Agent and L/G Agent, as applicable, for the benefit of the secured parties.

Other credit arrangements

In the normal course of business, certain operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of June 30, 2023 and September 30, 2022, the Company had credit arrangements totaling $577.9 and $373.6, respectively, under which $328.9 and $247.4, respectively, were used for guarantees. These arrangements include the Company’s Amended L/G Facility Agreement and other ancillary credit facilities.

Covenants related to current financing agreements

The Amended Credit Agreement and Amended L/G Facility Agreement contain the following financial covenants for the current quarter: a maximum leverage ratio (as described above and defined in the agreements) of 4.00 to 1.00 and a minimum ratio of earnings before interest, income tax, depreciation, and amortization (“EBITDA”) (as defined in the agreements) to interest expense of 3.00 to 1.00. As permitted in the Amended Credit Agreement and Amended L/G Facility Agreement, the Company may elect to increase the maximum permitted leverage ratio to 4.00 to 1.00, following certain acquisitions, for four full fiscal quarters (plus the fiscal quarter in which the acquisition takes place). Following the acquisition of Linxis on October 6, 2022, the Company elected to increase the maximum permitted leverage ratio to 4.00 to 1.00 for the quarter ended December 31, 2022, and for the four succeeding quarters. The Credit Agreement Amendment will supersede this election beginning with the three months ended September 30, 2023, resulting in a maximum permitted leverage ratio of 4.50 to 1.00, as described above. The Company has one remaining permitted election to increase the maximum permitted leverage ratio to 4.00 to 1.00, to begin no earlier than the later of six months after the Credit Agreement Adjustment period has ended on April 1, 2025, or the date on which the New Term Loan is fully paid. The obligations under the Amended Credit Agreement and Amended L/G Facility Agreement are unsecured, but are subject to potential Collateral Springing Events as described above.

All obligations of the Company arising under the Amended Credit Agreement, Amended L/G Facility Agreement, $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”), $375.0 of senior unsecured notes due September 2026 (the “2019 Notes”), and the $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”), are fully and unconditionally, jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

As of June 30, 2023, Hillenbrand was in compliance with all covenants contained in the foregoing agreements and credit instruments and there were no events of default.

Long Term Notes

$100.0 Series A Unsecured Notes

On December 15, 2014, the Company issued $100.0 in 4.60% Series A unsecured notes (“Series A Notes”) pursuant to the Private Shelf Agreement, dated as of December 6, 2012 (as amended, the “Shelf Agreement”), among the Company, Prudential Investment Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that became a purchaser thereunder. During the nine months ended June 30, 2023, the Company repaid in full the $100.0 in Series A Notes using a portion of the net proceeds from the Batesville divestiture and wrote off the remaining issuance costs associated with the Series A Notes.

10.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Service costs	$—	$—	$0.4	$0.4
Interest costs	2.7	1.5	1.2	0.2
Expected return on plan assets	(3.4)	(2.7)	(0.3)	(0.2)
Amortization of net loss (gain)	0.1	0.3	(0.3)	0.4
Net periodic pension (benefit) cost	$(0.6)	$(0.9)	$1.0	$0.8

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service costs	$—	$—	$1.4	$1.5
Interest costs	8.3	4.6	3.1	0.6
Expected return on plan assets	(10.2)	(8.1)	(0.8)	(0.7)
Amortization of net loss (gain)	0.3	1.1	(0.7)	1.0
Net periodic pension (benefit) cost	$(1.6)	$(2.4)	$3.0	$2.4

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $2.7 and $8.1 for the three and nine months ended June 30, 2023, respectively, and $2.3 and $7.0 for the three and nine months ended June 30, 2022, respectively.

11.Income Taxes

The effective tax rates for the three months ended June 30, 2023 and 2022 were 35.1% and 39.0%, respectively. The decrease in the effective tax rate was primarily driven by a non-recurring unfavorable change in estimate related to foreign tax credits and the impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings in the prior period, partially offset by the revaluation of deferred tax balances as a result of foreign currency fluctuations in the current period.

The effective tax rates for the nine months ended June 30, 2023 and 2022 were 34.6% and 39.7%, respectively. The decrease in the effective tax rate was primarily driven by the favorable recognition of discrete tax benefits resulting from the approval of the incentive tax rate for certain operations located in China and the increase in tax benefit of equity compensation in the current period, as well as a non-recurring unfavorable change in estimate related to foreign tax credits, the impact of divestitures, and the impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings in the prior period. These items were partially offset by an increase in the accrual for taxes on unremitted foreign earnings as a result of the divestiture of Batesville and the revaluation of deferred tax balances as a result of foreign currency fluctuations in the current period.

12.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 350,000 and 400,000 shares at June 30, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Income from continuing operations	$44.0	$31.1	$94.9	$82.7
Less: Net income attributable to noncontrolling interests	1.7	1.3	4.8	3.9
Income from continuing operations attributable to Hillenbrand	$42.3	$29.8	$90.1	$78.8

Weighted-average shares outstanding (basic - in millions)	70.0	71.4	69.7	72.4
Effect of dilutive stock options and other unvested equity awards (in millions)	0.3	0.6	0.3	0.6
Weighted-average shares outstanding (diluted - in millions)	70.3	72.0	70.0	73.0

Basic earnings per share from continuing operations attributable to Hillenbrand	$0.60	$0.42	$1.29	$1.09
Diluted earnings per share from continuing operations attributable to Hillenbrand	$0.60	$0.42	$1.29	$1.08

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.1	0.5	0.4	0.4

13. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)
Other comprehensive income before reclassifications:
Before tax amount	—	39.2	3.4	42.6	$(0.6)	$42.0
Tax expense	—	—	(1.0)	(1.0)	—	(1.0)
After tax amount	—	39.2	2.4	41.6	(0.6)	41.0
Amounts reclassified from accumulated other comprehensive loss (2)	(1.8)	—	0.9	(0.9)	—	(0.9)
Net current period other comprehensive (loss) income	(1.8)	39.2	3.3	40.7	$(0.6)	$40.1
Balance at June 30, 2023	$(34.6)	$(74.5)	$(5.8)	$(114.9)

(1)Includes gain and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)
Other comprehensive income (loss) before reclassifications:
Before tax amount	1.8	(60.0)	1.0	(57.2)	$(1.6)	$(58.8)
Tax expense	(0.2)	—	(0.1)	(0.3)	—	(0.3)
After tax amount	1.6	(60.0)	0.9	(57.5)	(1.6)	(59.1)
Amounts reclassified from accumulated other comprehensive loss (2)	1.5	—	1.1	2.6	—	2.6
Net current period other comprehensive income (loss)	3.1	(60.0)	2.0	(54.9)	$(1.6)	$(56.5)
Balance at June 30, 2022	$(46.1)	$(46.9)	$(8.2)	$(101.2)

(1)Includes gains and losses on intra-foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended June 30, 2023
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Gain Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.2)	(0.2)
Other income, net	(0.2)	—	0.5	0.3
Total before tax	$(0.2)	$—	$0.5	$0.3
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.2

	Nine Months Ended June 30, 2023
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(1.2)	(1.2)
Other income, net	(0.5)	—	1.5	1.0
Gain on divestiture of discontinued operations (net of income tax expense)	(1.4)	(0.1)	—	(1.5)
Total before tax	$(1.9)	$(0.1)	$0.5	$(1.5)
Tax benefit				0.6
Total reclassifications for the period, net of tax				$(0.9)

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 10).

	Three Months Ended June 30, 2022
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.2)	(0.2)
Other income, net	0.4	—	0.4	0.8
Total before tax	$0.4	$—	$0.3	$0.7
Tax expense				(0.3)
Total reclassifications for the period, net of tax				$0.4

	Nine Months Ended June 30, 2022
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.5)	(0.5)
Other income, net	2.1	—	1.4	3.5
Total before tax	$2.1	$—	$1.0	$3.1
Tax expense				(0.5)
Total reclassifications for the period, net of tax				$2.6

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 10).

14.Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation costs	$4.9	$3.8	$14.0	$14.6
Less impact of income taxes	1.1	0.9	3.2	3.4
Share-based compensation costs, net of tax	$3.8	$2.9	$10.8	$11.2

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

During the nine months ended June 30, 2023, the Company made the following grants:

Number of Units
Time-based stock awards	266,765
Performance-based stock awards (maximum that can be earned)	366,641

The Company’s time-based stock awards and performance-based stock awards granted during the nine months ended June 30, 2023, had weighted-average grant date fair values of $51.31 and $67.36, respectively. Included in the performance-based stock awards granted during the nine months ended June 30, 2023 are 189,058 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

15.Other Income, Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Interest income	$(2.8)	$(1.3)	$(7.1)	$(4.0)
Foreign currency exchange loss, net	0.1	1.0	0.4	1.2
Other, net	(1.3)	(2.2)	(3.9)	(6.5)
Other income, net	$(4.0)	$(2.5)	$(10.6)	$(9.3)

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

	Carrying Value at June 30, 2023	Fair Value at June 30, 2023 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$290.5	$290.5	$—	$—
Restricted cash	0.8	0.8	—	—
Investments in rabbi trust	3.4	3.4	—	—
Derivative instruments	3.0	—	3.0	—

Liabilities:
The Facility	27.3	—	27.3	—
Term loan	195.0	—	195.0	—
2021 Notes	350.0	296.4	—	—
2020 Notes	400.0	396.5	—	—
2019 Notes	374.7	367.0	—	—
Derivative instruments	2.0	—	2.0	—

	Carrying Value at September 30, 2022	Fair Value at September 30, 2022 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$232.2	$232.2	$—	$—
Restricted cash	3.5	3.5	—	—
Cash and cash equivalents held for sale	1.9	1.9	—	—
Investments in rabbi trust	2.4	2.4	—	—
Derivative instruments	2.6	—	2.6	—

Liabilities:
The Facility	6.7	—	6.7	—
2021 Notes	350.0	268.7	—	—
2020 Notes	400.0	394.5	—	—
2019 Notes	374.7	349.6	—	—
Series A Notes	100.0	—	97.6	—
Derivative instruments	8.0	—	8.0	—

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

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $208.9 and $156.0 at June 30, 2023 and September 30, 2022, respectively. The derivatives are recorded at fair value primarily in other current assets and other current liabilities in the Consolidated Balance Sheets.

18.Segment and Geographical Information

As previously described, on February 1, 2023, the Company completed the divestiture of its historical Batesville reportable operating segment. The operating results and cash flows for the historical Batesville reportable operating segment have been classified as discontinued operations within the Consolidated Financial Statements for all periods presented.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net revenue
Advanced Process Solutions	$464.7	$310.3	$1,308.0	$942.0
Molding Technology Solutions	251.9	269.5	755.2	769.4
Total	$716.6	$579.8	$2,063.2	$1,711.4

Adjusted EBITDA (1)
Advanced Process Solutions	$93.6	$60.6	$238.1	$180.6
Molding Technology Solutions	50.8	54.5	141.4	156.7
Corporate	(18.3)	(14.3)	(43.5)	(46.7)

Net revenue (2)
United States	$258.0	$202.6	$763.9	$545.5
China	123.4	140.9	355.3	428.9
India	57.1	46.7	164.8	148.7
Germany	53.2	33.9	150.5	105.4
All other countries	224.9	155.7	628.7	482.9
Total	$716.6	$579.8	$2,063.2	$1,711.4

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	June 30, 2023	September 30, 2022
Total assets
Advanced Process Solutions	$2,670.1	$1,494.2
Molding Technology Solutions	1,943.5	2,052.6
Corporate	120.2	99.3
Held for sale assets	—	221.4
Total	$4,733.8	$3,867.5

Tangible long-lived assets, net
United States	$105.8	$79.3
Germany	132.9	104.1
China	40.0	42.2
India	38.9	40.7
All other countries	84.7	53.5
Total	$402.3	$319.8

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA:
Advanced Process Solutions	$93.6	$60.6	$238.1	$180.6
Molding Technology Solutions	50.8	54.5	141.4	156.7
Corporate	(18.3)	(14.3)	(43.5)	(46.7)
Add:
Total income from discontinued operations	1.0	19.0	461.4	73.3
Less:
Interest income	(2.8)	(1.3)	(7.1)	(4.0)
Interest expense	18.6	17.5	63.0	52.7
Income tax expense	23.8	19.9	50.2	54.4
Depreciation and amortization	31.1	24.2	93.1	74.4
Business acquisition, disposition, and integration costs	10.6	9.1	28.5	20.6
Inventory step-up charges	—	—	11.1	—
Restructuring and restructuring-related charges	0.8	0.2	2.3	3.5
Loss on divestiture	—	—	—	3.1
Other	—	0.1	—	3.2
Consolidated net income	$45.0	$50.1	$556.3	$156.0

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Throughout this Quarterly Report on Form 10-Q, we make a number of “forward-looking statements,” including statements regarding the proposed acquisition (the “Proposed Transaction”) by the Company of the Schenck Process Food and Performance Materials (“FPM”) business, such as statements about the timing and other anticipated benefits of the Proposed Transaction, that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. As the words imply, these are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the financial markets; the impact of contagious diseases, such as the outbreak of the novel strain of coronavirus (“COVID-19”) and the escalation thereof due to variant strains of the virus and the societal, governmental, and individual responses thereto, including supply chain disruptions, loss of contracts and/or customers, erosion of some customers’ credit quality, downgrades of the Company’s credit quality, closure or temporary interruption of the Company’s or its suppliers’ manufacturing facilities, travel, shipping and logistical disruptions, domestic and international general economic conditions, such as inflation, exchange rates and interest rates, loss of human capital or personnel, and general economic calamities; risks related to the Russian Federation’s invasion of Ukraine (referred to herein as the “Ukraine War”) and resulting geopolitical instability and uncertainty, which have had, and could continue to have, a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions, in addition to the potential effect of supply chain disruptions that could adversely affect profitability; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; the risk that regulatory approvals required for the Proposed Transaction delay the Proposed Transaction or cause the parties to abandon the Proposed Transaction, or that obtaining any such regulatory approvals results in the imposition of conditions, limitations, or restrictions that adversely affect the Company or FPM; the risk that other conditions to the completion of the Proposed Transaction are not satisfied on a timely basis or at all; uncertainties as to the timing of the Proposed Transaction and the risk that the Proposed Transaction may not be completed in a timely manner or at all; uncertainties as to the Company’s access to available financing for the Proposed Transaction on a timely basis and on reasonable terms; the possibility of unanticipated costs or liabilities associated with the

Proposed Transaction; risks related to diversion of management attention of FPM from its ongoing business operations due to the Proposed Transaction or its announcement or pendency; risks associated with contracts containing consent and/or other provisions that may be triggered by the Proposed Transaction; the impact of the announcement or pendency of the Proposed Transaction on the Company’s or FPM’s ability to retain and hire key personnel; the risk of litigation relating to the Proposed Transaction; the possibility that the integration of FPM with the Company’s current operations will be more costly or difficult than expected or may otherwise be unsuccessful; negative effects of the Proposed Transaction (including its announcement or pendency), the Linxis Group SAS (“Linxis”) acquisition, or other acquisitions on the Company’s business, financial condition, results of operations and financial performance (including the ability of the Company to maintain relationships with its customers, suppliers and others with whom it does business); the possibility that the anticipated benefits from the Proposed Transaction, the Linxis acquisition, and other acquisitions, including potential synergies and cost savings, cannot be realized by the Company in full or at all or may take longer to realize than expected, or the failure of the Company or any acquired company to achieve its plans and objectives generally; risks that the integrations of FPM, Linxis, or other acquired businesses disrupt current operations or pose potential difficulties in employee retention or otherwise adversely affect financial or operating results; increasing competition for highly skilled and talented workers as well as labor shortages; our level of international sales and operations; the impact of incurring significant amounts of indebtedness and any inability of the Company to respond to changes in its business or make future desirable acquisitions; the ability of the Company to comply with financial or other covenants in debt agreements; cyclical demand for industrial capital goods; impairment charges to goodwill and other identifiable intangible assets; competition in the industries in which we operate, including on price; impacts of decreases in demand or changes in technological advances, laws, or regulation on the revenues that we derive from the plastics industry; our reliance upon employees, agents, and business partners to comply with laws in many countries and jurisdictions; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; the dependence of our business units on relationships with several large customers and providers; the impact to the Company’s effective tax rate of changes in the mix of earnings or tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits and governmental proceedings related to operations; uncertainty in the United States political and regulatory environment or global trade policy; adverse foreign currency fluctuations; labor disruptions; and the effect of certain provisions of the Company’s governing documents and Indiana law that could decrease the trading price of the Company’s common stock. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of certain factors that could cause actual results to differ from those contained in forward-looking statements, see the discussion under the heading “Risk Factors” in Part I, Item 1A of Hillenbrand’s Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on November 16, 2022, and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. The forward-looking information in this Quarterly Report on Form 10-Q speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking information.

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

During the three and nine months ended June 30, 2023 and 2022, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and consolidated financial position.

Divestitures

Divestiture of Batesville

As previously described, on February 1, 2023, the Company completed the divestiture of its historical Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, subject to closing adjustments, and including an $11.5 subordinated note. At closing, after the applicable adjustments, the Company received $698.0 in pre-tax cash proceeds, including an adjustment for cash on hand acquired from the Company, and the previously mentioned subordinated note. The Company recognized a $586.0 pre-tax gain on divestiture, recorded within gain on divestiture of discontinued operations (net of income tax expense) in the Consolidated Statement of Operations for the nine months ended June 30, 2023. The $0.4 gain on divestiture of discontinued operations (net of income tax expense) for the three months ended June 30, 2023 is the result of certain income tax adjustments as a result of ongoing evaluation of the income tax impact of the divestiture on Hillenbrand.

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

Acquisitions

Proposed Acquisition of Schenck Process Food and Performance Materials Business

On May 23, 2023, the Company signed a definitive agreement to acquire the Schenck Process Food and Performance Materials (“FPM”) business, a portfolio company of Blackstone, for an enterprise value of approximately $730.0. Headquartered in Kansas City, Missouri, FPM specializes in the design, manufacturing, and service of feeding, filtration, baking, and material handling technologies and systems that are highly complementary to the equipment and solutions currently offered in our Advanced Process Solutions reportable operating segment. This transaction is expected to close during the fourth fiscal quarter of 2023. It is anticipated that FPM will be included in our Advanced Process Solutions reportable operating segment.

Acquisition of Peerless Food Equipment
On December 1, 2022, the Company completed the acquisition of the Peerless Food Equipment division (“Peerless”) of Illinois Tool Works Inc. for a purchase price of $59.2, net of certain customary post-closing adjustments and including cash acquired, using available borrowings under its multi-currency revolving credit facility (the “Facility”). Headquartered in Sidney, Ohio, Peerless is a premier supplier of industrial food processing equipment. The results of Peerless are included in the Advanced Process Solutions reportable operating segment.

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

Change in Reportable Operating Segments

As a result of the Batesville divestiture, Hillenbrand is now composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a global leader in highly-engineered process and material handling equipment and systems for a wide variety of industries, including durable plastics, food, and recycling. Molding Technology Solutions is a global leader in highly-engineered processing equipment, systems, and aftermarket parts and service for the plastic technology processing industry.

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

Supply Chain and Inflation

While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. We have experienced significant delays in certain raw materials and components, but we have largely been able to mitigate the impact of these delays on our consolidated results of operations. We continue to identify and qualify alternative sources to mitigate risk associated with single or sole sources of supply, and we may choose to purchase certain materials in safety stock where we have supply chain continuity concerns. We have experienced, and it remains possible that we may experience interruptions to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during fiscal 2023 and beyond.

We also experienced material and supply chain inflation during the three and nine months ended June 30, 2023, as further discussed in our Operations Review. Pricing actions and supply chain productivity initiatives have and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s consolidated results of operations, and cash flows during fiscal 2023 and beyond.

For additional information regarding supply chain, inflation, and other risks, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2023, to the same periods in 2022.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Corporate.  These results of operations are prepared in accordance with GAAP.

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

See page 49 for a reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2023, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$716.6	100.0	$579.8	100.0	$2,063.2	100.0	$1,711.4	100.0
Gross profit	246.9	34.5	191.0	32.9	680.7	33.0	561.5	32.8
Operating expenses	144.8	20.2	111.6	19.2	424.6	20.6	337.1	19.7
Amortization expense	19.7		13.4		58.6		40.8
Loss on divestiture	—		—		—		3.1
Interest expense	18.6		17.5		63.0		52.7
Other income, net	(4.0)		(2.5)		(10.6)		(9.3)
Income tax expense	23.8		19.9		50.2		54.4

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net revenue increased $136.8 (24%).

•Advanced Process Solutions net revenue increased $154.4 (50%), primarily driven by the impact of acquisitions ($110.5), favorable pricing, higher aftermarket parts and service net revenue, and an increase in large plastics systems sales. Foreign currency impact improved net revenue by 1%.

•Molding Technology Solutions net revenue decreased $17.6 (7%), primarily driven by a decrease in injection molding and hot runner equipment sales, partially offset by higher aftermarket parts and service net revenue and favorable pricing. Foreign currency impact decreased net revenue by 1%.

Gross profit increased $55.9 (29%) and gross profit margin improved 160 basis points to 34.5%. On an adjusted basis, which excluded business acquisition, disposition, and integrations costs and restructuring and restructuring-related charges, adjusted gross profit increased $57.1 (30%), and adjusted gross profit margin improved 160 basis points to 34.6%.

•Advanced Process Solutions gross profit increased $61.7 (56%), primarily driven by the impact of acquisitions, favorable pricing, higher volume, and productivity improvements, partially offset by cost inflation. Foreign currency impact improved gross profit by 1%. Gross profit margin improved 150 basis points to 36.9%, primarily driven by favorable pricing, productivity improvements and the impact of acquisitions, partially offset by cost inflation.

Advanced Process Solutions gross profit included business acquisition, disposition, and integration costs ($0.2 in 2023). Excluding these charges, adjusted gross profit increased $61.9 (56%) and adjusted gross profit margin improved 160 basis points to 37.0%.

•Molding Technology Solutions gross profit decreased $5.8 (7%) primarily driven by a decrease in volume, cost inflation, and unfavorable product mix, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 1%. Gross profit margin decreased 20 basis points to 29.9%, primarily driven by cost inflation, partially offset by favorable pricing and productivity improvements.

Molding Technology Solutions gross profit included business acquisition, disposition, and integration costs ($0.6 in 2023) and restructuring and restructuring related charges ($0.4 in 2023). Excluding these charges, adjusted gross profit decreased $4.8 (6%) and adjusted gross profit margin improved 20 basis points to 30.3%.

Operating expenses increased $33.2 (30%), primarily driven by acquisitions, an increase in strategic investments, and cost inflation, partially offset by lower variable compensation. Foreign currency impact increased operating expenses by 1%. Our operating expense-to-net-revenue ratio increased by 100 basis points to 20.2%. Operating expenses included the following items:

	Three Months Ended June 30,
	2023	2022
Business acquisition, disposition, and integration costs	$9.7	$9.0
Restructuring and restructuring-related charges	0.5	0.2
On an adjusted basis, which excludes business acquisition, disposition, and integration costs and restructuring and restructuring-related charges, operating expenses increased $32.1 (31%). Adjusted operating expenses as a percentage of net revenue increased 110 basis points to 18.8%.

Amortization expense increased $6.3 (47%) primarily driven by the impact of acquisitions.

Interest expense increased $1.1 (6%), primarily due to increased borrowing for acquisitions. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

Other income, net increased $1.5 (60%), primarily due to an increase in interest income.

The effective tax rate was 35.1% in 2023 compared to 39.0% in 2022. The decrease in the effective tax rate was primarily driven by a non-recurring unfavorable change in estimate related to foreign tax credits and the impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings in the prior period, partially offset by the revaluation of deferred tax balances as a result of foreign currency fluctuations in the current period.

The adjusted effective tax rate was 30.6% in 2023 compared to 29.9% in 2022. The adjusted effective income tax rate primarily excluded the tax effect of the following items:

•The impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings ($0.1 expense in 2023 and $3.7 expense in 2022);
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.5 expense in 2023 and $0.9 benefit in 2022); and
•Adjustments previously discussed within this section, such as business acquisition, disposition, and integration costs ($7.1 benefit in 2023 and $5.2 benefit in 2022).

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

Net revenue increased $351.8 (21%), which included an unfavorable foreign currency impact (3%).

•Advanced Process Solutions net revenue increased $366.0 (39%), primarily driven by the impact of acquisitions ($308.1), favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in large plastics system sales. Foreign currency impact decreased net revenue by 3%.

•Molding Technology Solutions net revenue decreased $14.2 (2%), primarily driven by a decrease in hot runner equipment sales, partially offset by favorable pricing and higher aftermarket parts and service net revenue. Foreign currency impact decreased net revenue by 3%.

Gross profit increased $119.2 (21%), which included unfavorable foreign currency impact (3%). Gross profit margin improved 20 basis points to 33.0%.  On an adjusted basis, which excluded inventory step-up charges related to acquisitions, business acquisition, disposition, and integration costs, and restructuring and restructuring-related charges, adjusted gross profit increased $128.6 (23%), and adjusted gross profit margin improved 60 basis points to 33.6%.

•Advanced Process Solutions gross profit increased $134.1 (42%), primarily driven by the impact of acquisitions, favorable pricing, higher volume, and productivity improvements, partially offset by cost inflation and an increase in inventory step up charges related to acquisitions. Foreign currency impact decreased gross profit by 3%. Gross profit margin improved 70 basis points to 35.0% primarily driven by favorable pricing, and productivity improvements, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($11.1 in 2023), business acquisition, disposition, and integration costs ($0.5 in 2023 and $0.2 in 2022), and restructuring and restructuring-related charges ($2.2 in 2022). Excluding these charges, adjusted gross profit increased $142.7 (44%) and adjusted gross profit margin improved 120 basis points to 35.8%.

•Molding Technology Solutions gross profit decreased $14.9 (6%), primarily driven by cost inflation and unfavorable product mix, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 3%. Gross profit margin decreased 140 basis points to 29.6%, primarily driven by cost inflation and unfavorable product mix, partially offset by favorable pricing and productivity improvements.

Molding Technology Solutions gross profit included business acquisition, disposition, and integration costs ($0.7 in 2023) and restructuring and restructuring-related charges ($0.4 in 2023 and $0.1 in 2022). Excluding these charges, adjusted gross profit decreased $14.1 (6%) and adjusted gross profit margin decreased 130 basis points to 29.7%.

Operating expenses increased $87.5 (26%), primarily driven by acquisitions, an increase in strategic investments, cost inflation, and an increase in business acquisition, disposition, and integration costs, partially offset by lower variable compensation. Foreign currency impact decreased operating expenses by 2%. Our operating expense-to-revenue ratio increased by 90 basis points to 20.6%.  Operating expenses included the following items:

	Nine Months Ended June 30,
	2023	2022
Business acquisition, disposition, and integration costs	$27.3	$20.5
Restructuring and restructuring-related charges	2.1	1.6
Other one-time costs	—	2.5

On an adjusted basis, which excludes business acquisition, disposition, and integration costs, restructuring and restructuring-related charges, and other one-time costs including reserves against certain receivables, operating expenses increased $82.7 (27%). Adjusted operating expenses as a percentage of net revenue increased 90 basis points to 19.2%.

Amortization expense increased $17.8 (44%) primarily driven by the impact of acquisitions.

Loss on divestiture of $3.1 in the prior year was due to the loss realized on the divestiture of TerraSource that did not repeat in 2023. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Interest expense increased $10.3 (20%), primarily due to increased borrowing for acquisitions. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

Other income, net increased $1.3 (14%), primarily due to an increase in interest income.

The effective tax rate was 34.6% in 2023 compared to 39.7% in 2022. The decrease in the effective tax rate was primarily driven by the favorable recognition of discrete tax benefits resulting from the approval of the incentive tax rate for certain operations located in China and the increase in tax benefit of equity compensation in the current period, as well as a non-recurring unfavorable change in estimate related to foreign tax credits, the impact of divestitures, and the impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings in the prior period. These items were partially offset by an increase in the accrual for taxes on unremitted foreign earnings as a result of the divestiture of Batesville and the revaluation of deferred tax balances as a result of foreign currency fluctuations in the current period.

The adjusted effective tax rate was 30.0% in 2023 compared to 31.1% in 2022. The adjusted effective income tax rate primarily excluded the tax effect of the following items:

•The impact of Milacron tax loss carryforwards on net domestic taxes on foreign earnings ($5.2 expense in 2022);
•Change in the assertion with regard to foreign unremitted earnings as a result of the divestiture of Batesville ($4.8 expense in 2023);
•The revaluation of deferred and current tax balances as a result of an incentive tax rate awarded to certain China operations ($3.4 benefit in 2023 and $0.4 expense in 2022);
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.8 expense in 2023 and $0.4 benefit in 2022); and
•Adjustments previously discussed within this section ($25.7 benefit in 2023 and $15.8 benefit in 2022).

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$464.7	100.0	$310.3	100.0	$1,308.0	100.0	$942.0	100.0
Gross profit	171.7	36.9	110.0	35.4	457.2	35.0	323.1	34.3
Operating expenses	84.8	18.2	50.2	16.2	249.1	19.0	154.4	16.4
Amortization expense	10.8		4.4		32.0		13.4

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net revenue increased $154.4 (50%) primarily driven by the impact of acquisitions ($110.5), favorable pricing, higher aftermarket parts and service net revenue, and an increase in large plastics systems sales. Foreign currency impact improved net revenue by 1%.

Order backlog increased $375.4 (31%) from $1,228.6 on June 30, 2022, to $1,604.0 on June 30, 2023. The increase in order backlog was primarily driven by acquisitions and an increase in large plastics systems and aftermarket parts and service orders. Foreign currency impact increased order backlog by 2%. On a sequential basis, order backlog decreased $69.4 (4%) to $1,604.0 at June 30, 2023, down from $1,673.4 at March 31, 2023, primarily driven by a decrease in large plastics systems orders and the execution of existing backlog.

Gross profit increased $61.7 (56%) primarily driven by the impact of acquisitions, favorable pricing, higher volume, and productivity improvements, partially offset by cost inflation. Foreign currency impact improved gross profit by 1%. Gross profit margin improved 150 basis points to 36.9%, primarily driven by favorable pricing, productivity improvements and the impact of acquisitions, partially offset by cost inflation.

Advanced Process Solutions gross profit included business acquisition, disposition, and integration costs ($0.2 in 2023). Excluding these charges, adjusted gross profit increased $61.9 (56%) and adjusted gross profit margin improved 160 basis points to 37.0%.

Operating expenses increased $34.6 (69%) primarily driven by the impact of acquisitions, cost inflation, an increase in strategic investments, and an increase in business acquisition, disposition, and integration costs. Foreign currency impact increased operating expenses by 1%. Operating expenses as a percentage of net revenue increased 200 basis points to 18.2%.

Operating expenses included business acquisition, disposition, and integration costs ($1.7 in 2023) and restructuring and restructuring-related charges ($0.3 in 2023). Excluding these items, adjusted operating expenses increased $32.5 (65%) and adjusted operating expenses as a percentage of net revenue increased 160 basis points to 17.8%.

Amortization expense increased $6.4 (146%) primarily driven by the impact of acquisitions.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

Net revenue increased $366.0 (39%), primarily driven by the impact of acquisitions ($308.1), favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in large plastics system sales. Foreign currency impact decreased net revenue by 3%.

Gross profit increased $134.1 (42%), primarily driven by the impact of acquisitions, favorable pricing, higher volume, and productivity improvements, partially offset by cost inflation and an increase in inventory step up charges related to acquisitions. Foreign currency impact decreased gross profit by 3%. Gross profit margin improved 70 basis points to 35.0%, primarily driven by favorable pricing, and productivity improvements, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($11.1 in 2023), business acquisition, disposition, and integration costs ($0.5 in 2023 and $0.2 in 2022), and restructuring and restructuring-related charges ($2.2 in 2022). Excluding these charges, adjusted gross profit increased $142.7 (44%) and adjusted gross profit margin improved 120 basis points to 35.8%.

Operating expenses increased $94.7 (61%), primarily due to the impact of acquisitions, an increase in strategic investments, cost inflation, and an increase in business acquisition, disposition, and integration costs. Foreign currency impact decreased operating expenses by 3%. Operating expenses as a percentage of net revenue increased 260 basis points to 19.0%.

Operating expenses included business acquisition, disposition, and integration costs ($4.8 in 2023), restructuring and restructuring-related charges ($1.2 in 2023 and $0.2 in 2022), and other one-time costs including reserves against certain receivables ($2.4 in 2022). Excluding these items, adjusted operating expenses increased $91.3 (60%) and adjusted operating expenses as a percentage of net revenue increased 250 basis points to 18.6%.

Amortization expense increased $18.6 (139%) primarily driven by the impact of acquisitions.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$251.9	100.0	$269.5	100.0	$755.2	100.0	$769.4	100.0
Gross profit	75.2	29.9	81.0	30.1	223.5	29.6	238.4	31.0
Operating expenses	32.5	12.9	37.5	13.9	106.5	14.1	112.1	14.6
Amortization expense	8.9		9.0		26.6		27.4

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net revenue decreased $17.6 (7%), primarily driven by a decrease in injection molding and hot runner equipment sales, partially offset by higher aftermarket parts and service net revenue and favorable pricing. Foreign currency impact decreased net revenue by 1%.

Order backlog decreased $153.8 (37%) from $420.2 on June 30, 2022, to $266.4 on June 30, 2023. The decrease in order backlog was primarily driven by a decrease in orders within our injection molding equipment product line and the execution of existing backlog. On a sequential basis, order backlog decreased $31.8 (11%) to $266.4 at June 30, 2023, down from $298.2 at March 31, 2023. The decrease in order backlog was primarily driven by the execution of existing backlog.

Gross profit decreased $5.8 (7%) primarily driven by a decrease in volume, cost inflation, and unfavorable product mix, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 1%. Gross profit margin decreased 20 basis points to 29.9%, primarily driven by cost inflation, partially offset by favorable pricing and productivity improvements.

Molding Technology Solutions gross profit included business acquisition, disposition, and integration costs ($0.6 in 2023) and restructuring and restructuring related charges ($0.4 in 2023). Excluding these charges, adjusted gross profit decreased $4.8 (6%) and adjusted gross profit margin improved 20 basis points to 30.3%.

Operating expenses decreased $5.0 (13%), primarily driven by a decrease in variable compensation and cost containment. Operating expense as a percentage of net revenue improved 100 basis points to 12.9%.

Operating expenses included business acquisition, disposition, and integration costs ($0.4 in 2023 and $0.6 in 2022). Excluding these charges, adjusted operating expenses decreased $4.7 (13%) and adjusted operating expenses as a percentage of net revenue improved 100 basis points to 12.7%.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

Net revenue decreased $14.2 (2%), primarily driven by a decrease in hot runner equipment sales, partially offset by favorable pricing and higher aftermarket parts and service net revenue. Foreign currency impact decreased net revenue by 3%.

Gross profit decreased $14.9 (6%), primarily driven by cost inflation and unfavorable product mix, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 3%. Gross profit margin decreased 140 basis points to 29.6%, primarily driven by cost inflation and unfavorable product mix, partially offset by favorable pricing and productivity improvements.

Molding Technology Solutions gross profit included business acquisition, disposition, and integration costs ($0.7 in 2023) and restructuring and restructuring-related charges ($0.4 in 2023 and $0.1 in 2022). Excluding these charges, adjusted gross profit decreased $14.1 (6%) and adjusted gross profit margin decreased 130 basis points to 29.7%.

Operating expenses decreased $5.6 (5%), primarily driven by a decrease in variable compensation, partially offset by inflation. Foreign currency impact decreased operating expenses by 2%. Operating expense as a percentage of net revenue improved 50 basis points to 14.1%.

Operating expenses included business acquisition, disposition, and integration costs ($1.8 in 2023 and $1.3 in 2022) and restructuring and restructuring related charges ($0.7 in 2023). Excluding these items, adjusted operating expenses decreased $6.3 (6%) and adjusted operating expenses as a percentage of net revenue improved 50 basis points to 13.8%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$19.7	2.7	$15.2	3.2	$48.1	2.3	$50.4	3.2
Business acquisition, disposition, and integration costs	7.6	1.1	8.7	1.2	20.7	1.0	19.2	1.2
Restructuring and restructuring-related charges	0.2	—	—	—	0.2	—	1.0	—
Operating expenses	$27.5	3.8	$23.9	4.4	$69.0	3.3	$70.6	4.4

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

As a result of classifying the historical Batesville reportable operating segment as a discontinued operation, certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to the historical Batesville reportable operating segment do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses for all periods presented precedin~~g~~ the sale. In addition, costs directly attributable to the historical Batesville reportable operating segment divestiture have been reflected in discontinued operations for the three and nine months ended June 30, 2023.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Operating expenses increased $3.6 (15%), primarily due to an increase in strategic investments and inflation, partially offset by lower variable compensation. These expenses as a percentage of net revenue were 3.8%, an improvement of 60 basis points from the prior year.

Core operating expenses increased $4.5 (30%), primarily due to an increase in strategic investments and inflation, partially offset by lower variable compensation. These expenses as a percentage of net revenue were 2.7%, an improvement of 50 basis points from the prior year.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

Operating expenses decreased $1.6 (2%), primarily due to lower variable compensation, and prior year one-time expenses associated with the realignment of the executive management team, partially offset by an increase in strategic investments, cost inflation, and an increase in business acquisition, disposition, and integrations costs. These expenses as a percentage of net revenue were 3.3%, an improvement of 110 basis points from the prior year.

Core operating expenses decreased $2.3 (5%), primarily due to lower variable compensation, and prior year one-time expenses associated with the realignment of the executive management team, partially offset by an increase in strategic investments and cost inflation. These expenses as a percentage of net revenue were 2.3%, an improvement of 90 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure to our non-GAAP adjusted EBITDA from continuing operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Consolidated net income	$45.0	$50.1	$556.3	$156.0
Interest income	(2.8)	(1.3)	(7.1)	(4.0)
Interest expense	18.6	17.5	63.0	52.7
Income tax expense	23.8	19.9	50.2	54.4
Depreciation and amortization	31.1	24.2	93.1	74.4
Consolidated EBITDA	115.7	110.4	755.5	333.5
Total income from discontinued operations	(1.0)	(19.0)	(461.4)	(73.3)
Business acquisition, disposition, and integration costs (1)	10.6	9.1	28.5	20.6
Inventory step-up charges	—	—	11.1	—
Restructuring and restructuring-related charges (2)	0.8	0.2	2.3	3.5
Loss on divestiture (3)	—	—	—	3.1
Other (4)	—	0.1	—	3.2
Adjusted EBITDA from continuing operations	$126.1	$100.8	$336.0	$290.6

(1)Business acquisition, disposition, and integration costs during the three and nine months ended June 30, 2023, primarily included professional fees related to acquisitions and costs associated with the integration of recent acquisitions. Business acquisition, disposition, and integration costs during the three and nine months ended June 30, 2022, primarily included professional fees related to acquisitions and professional fees and employee-related costs attributable to the integration of Milacron and the divestiture of TerraSource.
(2)Restructuring and restructuring-related charges primarily included severance costs during the three and nine months ended June 30, 2023 and 2022.
(3)The amount during the nine months ended June 30, 2022, represents the loss on the divestiture of TerraSource. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(4)Includes other individually immaterial one-time costs, including reserves against certain receivables during the three and nine months ended June 30, 2022.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Consolidated net income decreased $5.1 (10%) for the three months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily driven by a decrease in total income from discontinued operations, cost inflation, an increase in amortization, and an increase in strategic investments, partially offset by favorable pricing, productivity improvements, the impact of acquisitions, and lower variable compensation. Foreign currency impact decreased consolidated net income by $0.9.

Consolidated adjusted EBITDA from continuing operations increased $25.3 (25%) for the three months ended June 30, 2023, compared to the same period in 2022. The increase was primarily driven by favorable pricing, the impact of acquisitions, productivity improvements, and lower variable compensation, partially offset by cost inflation and an increase in strategic investments. Foreign currency impact decreased adjusted EBITDA by $1.0.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

Consolidated net income increased $400.3 (257%) for the nine months ended June 30, 2023, compared to the same period in 2022. The increase was primarily driven by the increase in total income from discontinued operations, as well as favorable pricing, productivity improvements, higher volume within the Advanced Process Solutions reportable operating segment, and lower variable compensation, partially offset by cost inflation, an increase in strategic investments, an increase in depreciation and amortization, an increase in inventory step-up charges related to acquisitions, an increase in interest expense, unfavorable product mix, and an increase in business acquisition, disposition, and integration costs. Foreign currency impact decreased consolidated net income by $7.1.

Consolidated adjusted EBITDA from continuing operations increased $45.4 (16%) for the nine months ended June 30, 2023, compared to the same period in 2022. The increase was primarily driven by favorable pricing, the impact of acquisitions, productivity improvements, higher volume within the Advanced Process Solutions reportable operating segment, and lower variable compensation, partially offset by cost inflation, an increase in strategic investments, and unfavorable product mix. Foreign currency impact decreased adjusted EBITDA by $12.0.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first nine months of 2023 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of June 30, 2023, we had $1,160.2 of borrowing capacity under the Amended Credit Agreement, of which $790.2 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $14.8 for outstanding letters of credit issued under the Amended Credit Agreement. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Amended Credit Agreement, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of June 30, 2023, we had guarantee arrangements totaling $577.9, under which $328.9 was used for guarantees. These arrangements include the Amended L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the Amended L/G Facility Agreement by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of June 30, 2023, we had a transition tax liability of $14.9 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $248.0 at June 30, 2023. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

Ukraine War

The Ukraine War that began in February 2022 continues as of the date of this Quarterly Report. We have suspended all new business in Russia and Belarus but may be contractually obligated to complete existing contracts, insofar as economic sanctions do not prevent us from doing so. Although Russia, Belarus, and Ukraine do not constitute a material portion of our customer and supplier portfolio, a significant escalation or expansion of economic disruption of the Ukraine War’s current scope could have a negative effect on our consolidated results of operations and cash flows. However, we do not believe the impact will be material to our consolidated results of operations and cash flows. For more information about the Ukraine War and its effect on the Company’s business and results of operations, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022.

Proposed Acquisition of Schenck Process Food and Performance Materials

On May 23, 2023, the Company signed a definitive agreement to acquire the Schenck Process Food and Performance Materials (“FPM”) business, a portfolio company of Blackstone, for an enterprise value of approximately $730.0. This transaction is expected to close during the fourth fiscal quarter of 2023 and we expect to utilize cash on hand, borrowings from the Facility, and the delayed-draw term loan facility available to the Company’s wholly owned subsidiary Hillenbrand Switzerland GmbH (the “New Term Loan”) to fund this acquisition.

Other activities

During the nine months ended June 30, 2023, the Company repaid in full the $100.0 in 4.6% Series A unsecured notes (“Series A Notes”) using a portion of the net proceeds received from the Batesville divestiture. The remaining net proceeds from the Batesville divestiture were used to repay outstanding borrowings on the Facility. We estimate taxes of approximately $138.0 are owed associated with the Batesville divestiture, with $104.0 paid in our third quarter and $34.0 expected to be paid in our fourth quarter of fiscal 2023.

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $14.9 recorded as of June 30, 2023. The transition tax liability is expected to be paid over the next three years.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. We had approximately $125.0 remaining for share repurchases under the existing authorization at June 30, 2023.

Our anticipated contribution to our defined benefit pension plans in fiscal 2023 is $9.5, of which $6.3 was made during the nine months ended June 30, 2023. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.4 based on our outstanding common stock at June 30, 2023. We increased our quarterly dividend in 2023 to $0.22 per common share from $0.2175 per common share paid in 2022.

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

Cash Flows

	Nine Months Ended June 30,
	2023	2022
Cash flows provided by (used in):
Operating activities from continuing operations	$133.6	$(9.9)
Investing activities from continuing operations	25.0	(40.3)
Financing activities from continuing operations	21.4	(201.3)
Net cash flows from discontinued operations	(117.0)	96.3
Effect of exchange rates on cash and cash equivalents	(9.3)	(10.2)
Net cash flows	$53.7	$(165.4)

Operating Activities

Operating activities from continuing operations provided $133.6 of cash during the nine months ended June 30, 2023, and used $9.9 of cash during the nine months ended June 30, 2022, a $143.5 increase.  The increase in operating cash flow from continuing operations was primarily due to favorable timing of working capital requirements.

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

Investing Activities

The $65.3 increase in net cash flows from investing activities from continuing operations during the nine months ended June 30, 2023, was primarily due to the proceeds received on the divestiture of the historical Batesville reportable operating segment, partially offset by the acquisitions of Linxis and Peerless during fiscal year 2023 and an increase in capital expenditures.

Financing Activities

Cash provided by financing activities from continuing operations was largely impacted by net borrowing activity and share repurchases.  Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Cash provided by financing activities during the nine months ended June 30, 2023 was $21.4, primarily due to the $200.0 term loan that funded in November 2022, partially offset by repayment of the Series A Notes, payment of dividends on common stock, and the net repayment on the Facility of $30.6. Cash used in financing activities for the nine months ended June 30, 2022 was $201.3, primarily due to repurchases of common stock and payment of dividends on common stock.

We returned $45.9 to shareholders during the nine months ended June 30, 2023 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2023 to $0.22 per common share from $0.2175 per common share paid during fiscal 2022.

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

	June 30, 2023	September 30, 2022
Combined Balance Sheets Information:
Current assets (1)	$4,088.3	$2,590.3
Non-current assets	2,593.7	2,656.1
Current liabilities	1,644.6	623.2
Non-current liabilities	1,411.3	1,289.6

		Nine Months Ended June 30, 2023
Combined Statements of Operations Information:
Net revenue (2)		$335.9
Gross profit		67.3
Consolidated net income from continuing operations attributable to Obligors		337.1
Total income from discontinued operations (net of income tax expense) attributable to Obligors (3)		449.7
Net income attributable to Obligors (3)		786.8

(1) Current assets include intercompany receivables from non-guarantors of $1,934.6 as of June 30, 2023 and $1,868.7 as of September 30, 2022.
(2) Net revenue includes intercompany sales with non-guarantors of $4.3 for the nine months ended June 30, 2023.
(3) Of the $449.7 of total income from discontinued operations (net of income tax expense), $441.3 related to gain on divestiture (net of income tax expense) of discontinued operations recognized by the Parent. The remaining $8.4 related to the operations of the former subsidiary guarantors of the senior unsecured notes included in discontinued operations, which, as of February 1, 2023, have been divested and are no longer guarantors.

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

Interest rate risk

As of September 30, 2022 we had outstanding variable-rate debt obligations of $6.7. In connection with recent acquisitions, we incurred borrowings under our Facility, including the $200.0 term loan funded in November 2022 under the Credit Agreement. As a result, our outstanding variable-rate debt obligations were $222.3 as of June 30, 2023. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed the borrowings under our variable-rate debt obligations remained at $222.3 for 12 months, a one percentage point change in the related interest rates would decrease or increase annual interest expense by approximately $2.2.

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

On October 6, 2022 and December 1, 2022, we completed the acquisitions of Linxis and Peerless, respectively, which included their existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2023, we plan to exclude Linxis and Peerless from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. We are currently in the process of evaluating and integrating Linxis and Peerless’ historical internal controls over financial reporting with ours. These integrations may lead to changes in future fiscal periods, but we do not expect these changes to materially affect our disclosure controls and procedures or internal control over financial reporting. We expect to complete these integrations in fiscal 2024. For the three and nine months ended June 30, 2023, Linxis and Peerless accounted for $92.5 and $256.4 of our total net revenue, and as of June 30, 2023, had total assets of $912.1 (inclusive of acquired goodwill and identifiable intangible assets of $662.6).

Other than as noted above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 5.                OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

On June 15, 2023, J. Michael Whitted, Senior Vice President, Strategy & Corporate Development of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Whitted’s Rule 10b5-1 Trading Plan, which has a term of one (1) year, provides for 161,940 stock options to be exercised and sold, 17,589 shares underlying restricted stock units to be sold after vesting and applicable tax withholding, and 15,000 shares of common stock to be sold, subject in each case to certain quantities and limit prices.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 2.1	Share Purchase Agreement, dated as of May 23, 2023, between Milacron LLC, as Purchaser, and Schenck Process Holding GmbH, as Seller (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 30, 2023).
Exhibit 3.1	Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2	Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of May 5, 2022 (Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed May 9, 2022)
Exhibit 10.1	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of June 21, 2023, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2023).
Exhibit 10.2	Amendment and Restatement Agreement, dated June 22, 2023, between Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Commerzbank Aktiengesellschaft, as mandated lead arranger and bookrunner, Commerzbank Aktiengesellschaft (as successor to Commerzbank Finance & Covered Bond S.A.), as agent, and the other financial institutions party thereto as mandated lead arrangers, lenders and issuing banks (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed June 23, 2023).
Exhibit 10.3*	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of July 14, 2023, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
Exhibit 22	List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Quarterly Report on Form 10-Q filed May 8, 2023)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: August 2, 2023	By:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

Date: August 2, 2023		/s/ Megan A. Walke
Megan A. Walke
Vice President and Chief Accounting Officer