Form 10-K
period 2023-09-30
Hillenbrand, Inc.
filed 2023-11-15
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2023
OR
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
 Registrant’s telephone number, including area code: (812) 931-5000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of capital stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2023 was $3,252,045,631.  As of November 10, 2023, 69,921,378 shares of common stock were outstanding.
Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The proxy statement will be filed no later than January10, 2024.

(monetary amounts in millions, except per share data)

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Throughout this Form 10-K, we make a number of “forward-looking statements,” including statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. As the words imply, these are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

Accordingly, in this Form 10-K, we may say something like,

“We expect that future net revenue will be influenced by order backlog.”

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the financial markets; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; the impact of disease outbreaks, such as the COVID-19 pandemic, or other health crises; increasing competition for highly skilled and talented workers, as well as labor shortages; uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; uncertainty in United States global trade policy; our level of international sales and operations; the impact of incurring significant amounts of indebtedness and any inability of the Company to respond to changes in its business or make future desirable acquisitions; the ability of the Company to comply with financial or other covenants in debt agreements; negative effects of acquisitions, including the Schenck Process Food and Performance Materials (“FPM”) business and Linxis Group SAS (“Linxis”) acquisitions, on the Company’s business, financial condition, results of operations and financial performance (including the ability of the Company to maintain relationships with its customers, suppliers, and others with whom it does business); the possibility that the anticipated benefits from acquisitions including the FPM and Linxis acquisitions cannot be realized by the Company in full or at all, or may take longer to realize than expected; risks that the integrations of FPM or Linxis or other acquired businesses disrupt current operations or pose potential difficulties in employee retention or otherwise affect financial or operating results; competition in the industries in which we operate, including on price; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or divestiture, including potential synergies and cost savings or the failure of the Company or any acquired company to achieve its plans and objectives generally; impairment charges to goodwill and other identifiable intangible assets; impacts of decreases in demand or changes in technological advances, laws, or regulation on the net revenues that we derive from the plastics industry; changes in food consumption patterns due to dietary trends, or economic conditions, or other reasons; our reliance upon employees, agents, and business partners to comply with laws in many countries and jurisdictions; the impact to the Company’s effective tax rate of changes in the mix of earnings or in tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits, and governmental proceedings related to operations; uncertainty in the U.S. political and regulatory environment; adverse foreign currency fluctuations; labor disruptions; and the effect of certain provisions of the Company’s governing documents and Indiana law that could decrease the trading price of the Company’s common stock.

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

GENERAL
Hillenbrand (www.Hillenbrand.com) is a global industrial company that provides highly-engineered processing equipment and solutions to customers around the world. Our portfolio is composed of leading industrial brands that serve large, attractive end markets, including durable plastics, food, and recycling. Guided by our Purpose, Shape What Matters For Tomorrow™, we pursue excellence, collaboration, and innovation to shape solutions that best serve our people, our customers, and our communities. Customers choose Hillenbrand due to our reputation for designing, manufacturing, and servicing highly-engineered, mission-critical equipment and solutions that meet their unique and complex processing requirements.

Hillenbrand’s portfolio is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Key technologies within the Advanced Process Solutions portfolio include compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies. These reportable operating segments are characterized by well-known brands that are recognized for technological capabilities and process expertise that can be shared across the reportable operating segments to serve customers globally. These reportable operating segments address macro trends supported by a growing middle class driving demand for plastics in a variety of applications, such as construction, food safety, and recycling, and demand for more sustainable food sources such as plant-based proteins,

Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the New York Stock Exchange under the symbol “HI” on April 1, 2008.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries unless context otherwise requires. Although Hillenbrand has been a publicly traded company since 2008, the brands owned by Hillenbrand have been in operation for many decades.

Over the past several years, we have significantly transformed our business through not only the completion of several strategic acquisitions, but also the divestiture of our legacy death care reportable operating segment, Batesville, as well as the divestiture of certain other non-core brands. The acquisitions provided leading brands, complementary technologies, and enhanced scale in attractive end markets, including food and recycling. These end markets are attractive to Hillenbrand because they have strong, long-term growth characteristics, and allow us to leverage our existing expertise in process technology and systems engineering to provide comprehensive solutions to our customers.

Acquisitions

The following acquisitions were made during the years ended September 30, 2023 and 2022, and are all currently included within our Advanced Process Solutions reportable operating segment:

•On September 1, 2023, the Company completed the acquisition of Schenck Process Food and Performance Materials (“FPM”) business;

•On December 1, 2022, the Company completed the acquisition of the Peerless Food Equipment division (“Peerless”) of Illinois Tool Works Inc.;
•On October 6, 2022, the Company completed the acquisition of LINXIS Group SAS (“Linxis”);
•On August 31, 2022, the Company completed the acquisition of Herbold Meckesheim GmbH (“Herbold”); and
•On June 30, 2022, the Company completed the acquisition of Gabler Engineering GmbH and affiliate (“Gabler”).

For further information, see Note 5 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Divestitures

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

On February 1, 2023, the Company completed the divestiture of its historical Batesville reportable operating segment. This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Accordingly, the operating results and cash flows related to the historical Batesville reportable operating segment have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that were divested were classified within the Consolidated Balance Sheets as held for sale in the periods preceding the divestiture. Unless otherwise noted, discussion within this Form 10-K relates to continuing operations only and excludes the historical Batesville reportable operating segment.

For further information, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Reportable Operating Segments

Advanced Process Solutions

Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Key technologies within the Advanced Process Solutions portfolio include compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment.

We believe Advanced Process Solutions has attractive fundamentals including:
•Strong product and technology positions with substantial brand value and recognition;
•Industry-leading applications and engineering expertise;
•Comprehensive solutions capabilities through a differentiated suite of complementary processing technologies;
•A large installed base that supports an aftermarket parts and service business with historically stable revenue and attractive margins;
•A customer base that is highly diversified, including a strong history of long-term relationships with blue-chip end user customers; and
•A strong global footprint for sales, manufacturing, engineering, and service, including established operations in high growth countries such as India and China.

Molding Technology Solutions

Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies.

We believe Molding Technology Solutions has attractive fundamentals including:
•Strong product and technology positions with substantial brand value and recognition;
•Strong market positions and engineering expertise;

•A large installed base that supports an aftermarket parts and service business with historically stable revenue and attractive margins;
•A customer base that is highly diversified in end markets and applications, with a strong history of long-term customer relationships; and
•Geographic diversification, including established operations in high growth countries such as India and China.

How We Operate

Guided by our Purpose, Shape What Matters for Tomorrow, we strive to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through the execution of our profitable growth strategy. We aim to deliver sustainable revenue expansion, profit growth, and substantial free cash flow through our world-class products, solutions, and service, drive continuous improvement through the deployment of the Hillenbrand Operating Model (“HOM”), and effectively deploy our cash flow to maximize shareholder value creation.

Driving Growth

Our growth is driven by several key factors, including:
•Our leading positions in large, attractive end markets that are supported by long-term macro demand trends, including the expanding global middle class, the desire for more sustainable products and solutions, and the evolution of the global supply chain;
•Our strong global footprint and large installed base, which supports profitable aftermarket expansion; and
•A disciplined mergers and acquisitions framework that accelerates our growth with a focus on leading brands that enhance our technological capabilities and build scale in key end markets and/or geographies.

The Hillenbrand Operating Model

Our continuous improvement culture is fueled by the HOM. The HOM is a consistent and repeatable framework designed to produce sustainable and predictable results. The HOM describes the Company’s Purpose, mission, vision, values, and mindset as leaders; applies our management practices in Strategy, People, Operational Excellence, and Innovation & Technology; and prescribes four steps (Understand, Focus, Execute, and Grow) designed to make the Company’s businesses deliver sustainable revenue expansion, profit growth, and substantial free cash flow. The Company’s goal is to continue developing Hillenbrand as a world-class global industrial company through the deployment of the HOM to drive product innovation, best-in-class pricing and commercial practices, and margin enhancement through productivity and integration-related synergy realization.

Sustainability

Sustainability is a key component of the HOM. We believe sustainability to be a source of value creation that must be aligned with the core strategy of the Company. We expect to continue developing this part of our strategy as we grow in our sustainability practice. Among other things, we believe climate change will require meaningful action on a global scale, and we expect that further developing our understanding of our energy consumption and emissions will be an important part of examining the challenges posed by climate change. To date, our costs relating to addressing climate change have not been material.

Capital Allocation Framework

Our capital allocation framework is built around three core priorities in the following order:

•Safety and financial sustainability
◦Maintaining adequate liquidity to support and sustain our ongoing operations;
◦Honoring our current dividend policy, which provides an attractive cash return to our shareholders.
•Growing our business
◦Reinvesting in the business organically to drive innovation, growth, and operating efficiency;
◦Enhancing our growth with strategic acquisitions that expand our technological capabilities, accelerate scale in key end markets or geographies, and provide an appropriate return for our shareholders;
◦Maintaining an appropriate capital structure with a net debt to adjusted EBITDA target range of 1.7x to 2.7x.
•Return capital
◦Periodic opportunistic share repurchases to return capital to our shareholders.

Given the acquisitions completed in fiscal year 2023, we intend to continue to prioritize cash flow deployment to pay down debt, invest in organic initiatives for growth and operating efficiencies, as well as integration-related activities.

Human Capital Management

Purpose and Core Values

Purpose remains our clear foundation. It is the “why” behind everything we do. Purpose shapes the actions we take, the business decisions we make, and how we think about our business, including human capital management and sustainability more broadly. Our employees are at the center of everything we do because without them, we can’t move the world forward. They are the designers, engineers, manufacturers, makers, and shapers that bring our products and brands to life and strengthen our communities.

Our Purpose is underpinned by four Core Values: Win As One, Partner With Possibility, Make It Matter, and Drive To Deliver. Purpose champions across the business remain focused on bringing our Purpose and Core Values to life locally through our daily practices. Purpose and Core Values are an important part of our onboarding as we welcome new employees and acquired companies. We connect the new capabilities and experiences of these companies to our shared Purpose. As we continue to grow as a company, living out our Purpose and Core Values empowers us to better serve one another, our communities, and our customers while we continue to pursue exceptional performance and long-term shareholder value.

People

People are a key pillar of the HOM, and our talent management philosophy is to develop and promote internal employees and supplement with external hires where we require new or different skills and capabilities. This approach has yielded a deep understanding among our employee base of our products and our customers, while encouraging new employees to bring innovative ideas in support of our continuous improvement mindset. We believe that our average employee tenure across the globe — 10.1 years as of the end of fiscal 2023 — reflects the high engagement and dedication of our employees. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented employees, and we encourage employee referrals for open positions.

Once employees are hired, performance expectations are established and tracked annually. Additionally, development plans are created and monitored for critical roles to ensure progress is made along established timelines. Development plans also intersect with our mission, helping us increase our commitment to serve the needs of the local communities in which we operate, while simultaneously providing leadership development opportunities for our employees. Effectively managing employee performance and linking pay to performance management is a critical part of our approach.

Workplace Demographics

Hillenbrand is committed to the growth of our employees by developing talent and building a growth-minded culture. We believe our employees give us the strength and skills to compete, and we must in turn help our employees reach their potential.

As of September 30, 2023, we had approximately 10,400 employees worldwide. Approximately 3,200 employees were located within the United States (“U.S.”) and 7,200 employees were located outside of the U.S., primarily throughout Europe and Asia. Approximately 62% of our workforce within the U.S. is composed of manufacturing direct labor, and the remaining population includes all other selling, general, and administrative professional employees.

As of September 30, 2023, approximately 3,300 employees globally work under collective bargaining agreements and works councils. Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions and works councils representing those employees. As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

Health and Safety

The health and safety of our employees is our highest priority. In fiscal 2023, with both our people and our Core Values in mind, we expanded our focus to driving standardization of health and safety measures across our operations. We restructured our sustainability working groups and created a Global Environment, Health & Safety (EHS) Council to help streamline reporting functions and improve data quality and transparency. This group, made up of EHS representatives from across the enterprise, leads our safety strategy and provides a forum for collaboration and data collection. The Council captures historic and ongoing safety data from our facilities, which is incorporated into our annual Sustainability Report.

Diversity, Equity and Inclusion

Diversity, Equity, and Inclusion (“DEI”) at Hillenbrand is embedded in how we live and work and is part of our Core Values. By listening and acting with respect, embracing our individuality, and trusting in each other’s strengths, we create an inclusive culture that brings our Purpose to life. We continue to focus on making meaningful progress in our DEI Roadmap established in 2021. In fiscal 2023, we continued to cascade DEI into our talent practices by focusing on qualified diverse slates of candidates for senior leadership positions and assessing the diversity of succession plans for pipeline development. Additionally, leaders at director level and above (excluding leaders from our recent acquisitions) committed to a leadership goal related to Environmental, Social and Governance (“ESG”) progress as part of their annual performance goal setting.

We also engage the diverse perspectives of our employees through Business Resource Groups (“BRGs”). During the year, BRG leaders and members championed celebrations and observances, led personal and professional development sessions, and provided our employees with education and awareness about their communities. As we continue to embed our inclusive mindset across Hillenbrand, we launched a DEI foundation building learning program and a Women of Hillenbrand program in addition to our unconscious bias learning program for leaders.

We also hold ourselves accountable through measurement and transparency, including sharing our DEI progress regularly with our Board of Directors and publicly disclosing our global gender and U.S. ethnically diverse representation in our annual Sustainability Report, which can be found on the “Sustainability” section of our website at www.hillenbrand.com.

Total Rewards

Hillenbrand offers rewards programs focused on supporting employees and their families as they navigate work and life. Hillenbrand’s programs are designed to ensure employees are effectively compensated in terms of base salary, incentive compensation, and other benefits that support the health and wellness of themselves and their families. While specific compensation and benefits vary worldwide and are based on regional practices, we offer market-competitive compensation and benefits to retain and attract top talent. Our compensation programs focus on pay for performance, and we strive to pay within pay ranges developed based on market data and internal pay equity. We focus many benefit programs on employee wellness and have implemented solutions including onsite wellness centers, mental health support, telemedicine, and healthy weight loss programs. We believe that these solutions have helped us successfully manage healthcare and prescription drug costs for our employee population.

Hillenbrand believes in supporting employee’s mental health in addition to physical well-being. Mental health care is a covered service under all U.S. Company medical plans, including inpatient care facility services, inpatient professional services, office visits, and outpatient care.

Hillenbrand recognizes the importance of preparing for retirement. Employees are encouraged to participate in their own retirement savings where available. In the U.S., the majority of employees are eligible to participate in one of several 401(k) savings plans. Features of the plans vary but may include automatic Company contributions, Company matching contributions on employee contributions, and automatic enrollment. The plans provide a wide range of investment choices along with tax-deferred investment growth.

Outside of the U.S., Hillenbrand provides an array of benefits to support employees and their families. These include benefits such as paid leaves of absence, medical insurance, disability coverage and life insurance, among others.

Hillenbrand is committed to attracting, developing, engaging, and retaining the best people from around the world to make our businesses run and grow. In everything we do, we strive to provide great professional opportunities for our people and recognize the critical role our human capital plays in supporting our strategy.

As Hillenbrand acquires companies, it will take time to integrate them into our overall programs. Recently acquired companies are at varying stages of implementation as of September 30, 2023.

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

Advanced Process Solutions:  Products and Services

Advanced Process Solutions’ product portfolio has grown through a series of acquisitions and includes products and services for compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Advanced Process Solutions’ product lines are supported by aftermarket parts and services, which represented approximately 28% of Advanced Process Solutions’ total net revenue during fiscal 2023. Products are offered under brand names that are recognized as leaders in their respective categories.

•Compounding, extrusion, and material handling equipment and equipment system design

◦Twin screw compounding and extrusion machines range from small laboratory compounding machines to high performance, high throughput extrusion systems. Small and mid-sized compounders are used by customers in engineered plastics, masterbatch, PVC, recycling, biodegradable products, and other applications for the plastics, chemical, food, and pharmaceutical industries. With the acquisition of FPM in 2023, the Company now offers broader application solutions to support these industries. Extrusion systems are sold to customers in multiple industries. These extrusion products are sold under the Coperion® brand.
◦Material handling equipment includes pneumatic and hydraulic conveying equipment for difficult-to-move materials; high-precision feeders that can operate at both very high and very low fill rates; blenders for pellets and powders; and rotary valves, diverter valves, and slide-gate valves used for feeding, dosing, discharge, and distribution during pneumatic conveying.  The proprietary equipment is highly engineered and designed to solve the needs of customers for customized solutions.  Material handling equipment is sold to a variety of industries, including plastics, food and pharmaceuticals, chemicals, and minerals.  With the acquisition of FPM in 2023, the Company offers expanded material handling capabilities in each of these industries. These products are sold under the Coperion®, Coperion K-Tron®, and Herbold® brands.
◦Compounding, extrusion, and material handling equipment can be sold as a complete system, where strong application and process engineering expertise is used to design and create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale manufacturing lines and turnkey systems.  Larger system sales are generally fulfilled over 18 to 24 months. A considerable portion of revenue for large system sales typically comes from third-party-sourced products that carry only a small up-charge. As a result, margin percentages tend to be lower on these large system sales when compared to the rest of the reportable operating segment.  With the acquisition of Herbold in fiscal 2022, the Company now offers complete, innovative recycling solutions leveraging both Coperion and Herbold complementary technologies. From mechanical processing — shredding, washing, separating, drying, and agglomerating of plastics — to bulk material handling, feeding and extrusion, as well as compounding and pelletizing, our product offering encompasses the complete process chain. With the acquisition of FPM in 2023, the Company offers end-to-end systems and full production line capabilities, as well as broader expertise in food and pet food applications. These products are sold under the Coperion and Herbold brands.

•Mixing technology, ingredient automation, and portion process

◦Mixing machines for both solids and liquids range from small laboratory mixers to large industrial equipment. These products are primarily sold under the VMI, Shaffer, Peerless, and Diosna brands. Ingredient automation provides complete systems for bulk ingredient storage, micro automation, liquid handling, and process control. These products are primarily sold under the Shick Esteve brand. Portion process provides processing equipment, portioning, and equipment solutions. These products are primarily sold under Unifiller and BAKON brands. Primary industries served include food, pharmaceutical, and cosmetics.

•Screening and separating equipment

◦Screening and separating equipment sorts dry, granular products based on the size of the particles being processed.  These products are sold under the Rotex® and BM&M® brands to customers in a variety of industries including proppants, fertilizers, chemicals, agricultural goods, plastics, forest products, and food processing.  A majority of the products use a unique technology based on a specific gyratory-reciprocating motion that provides an optimal material distribution on the screens, gentle handling of particles, and accurate separations.

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

Advanced Process Solutions:  Customers

Advanced Process Solutions has customers in a wide range of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals, and recycling.  These customers range from large, Fortune 500 global companies to regional and local businesses.  No one Advanced Process Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during the years ended September 30, 2023, 2022, or 2021.  For large or customized orders, customers generally pay a deposit and make progress payments in accordance with the project progress.  Often, long-term relationships are established with these customers.

Advanced Process Solutions’ net revenue is diversified by end markets, and further penetration of these end markets is an important element of its strategy. Geographically, approximately 37% of Advanced Process Solutions’ net revenue in fiscal 2023 came from the Americas, 32% from Asia, and 31% from EMEA (Europe, the Middle East, and Africa).

We believe that long-term growth for this segment is driven by megatrends such as a rapidly growing middle class in China and India and a growing global population, resulting in rising demand for products sold in many of the end markets that Advanced Process Solutions serves, including plastic goods, food, and recycling.  These trends include increased use of lightweight plastics in the automotive industry to improve fuel efficiency; more effective packaging in emerging markets to improve food shelf life, freshness, and safety; increased consumption of processed foods in emerging markets; innovation in a variety of applications in the medical space designed to improve safety, drug and therapy delivery, and durability; increased use of engineered plastics in construction that are more durable, lightweight and require little maintenance; increased use of biopolymers to help preserve the environment; and more sustainable food sources such as plant-based proteins. Additionally, we expect Advanced Process Solutions to be able to leverage its technical know-how to win in emerging end markets such as recycling and biodegradable plastics. While overall demand for these products is expected to increase over the long run, we expect short-term periodic fluctuations in demand from time-to-time.

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

Advanced Process Solutions:  Raw and Component Materials

The manufacturing of Advanced Process Solutions’ products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings that are assembled with other component parts purchased from third-party suppliers that generally require particular specifications or qualifications. Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from single sources.  Volatility in the prices Advanced Process Solutions pays for raw materials used in its products has a direct effect on profitability. Advanced Process Solutions regularly takes steps designed to mitigate the impact of volatility in raw and component material prices, including executing Lean initiatives through the application of HOM and various pricing and sourcing actions.  In instances where third-party suppliers are depended upon for outsourced products or components, there is risk of customer dissatisfaction with the quality or performance of the products sold due to supplier failure. Difficulties experienced by third-party suppliers can interrupt Advanced Process Solutions’ ability to obtain the outsourced product and ultimately to supply products to customers. While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. However, Advanced Process Solutions has experienced significant delays of certain raw materials and components, but has largely been able to mitigate the impact on our consolidated results of operations. Advance Process Solutions continues to identify and qualify alternative sources to mitigate risk associated to single or sole source supply continuity, and has and may continue to purchase certain materials in safety stock where we have supply chain continuity concerns. See Part I, Item 1A of this Form 10-K for a more in-depth discussion of Risk Factors that could impact Advanced Process Solutions’ ability to fulfill customer obligations.

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

Molding Technology Solutions

Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies. The product lines within Molding Technology Solutions have strong brand recognition and an established global footprint, and we believe are well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Molding Technology Solutions’ breadth of products, long history, and global reach have resulted in a large installed base of plastic processing equipment and hot runner systems.

Molding Technology Solutions:  Products and Services

Molding Technology Solutions has a product portfolio that includes injection molding and extrusion equipment and hot runner systems and process controller technology. Molding Technology Solutions maintains leadership positions across these product lines, as well as leading positions in process control systems, mold bases and components, and MRO supplies. The Molding Technology Solutions product lines are supported by aftermarket parts and services, which represented approximately 28% of Molding Technology Solutions’ total net revenue during fiscal 2023. Products are offered under brand names that are recognized as being among the leaders in their respective industries.

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

•Hot runner and process control systems

◦Molding Technology Solutions designs, manufactures and sells highly-engineered, technically advanced hot runner and process control systems. Hot runner and controller systems are sold under the Mold-Masters® brand and designed for each product a customer manufactures on an injection molding machine. Hot runner systems are end product-specific and replaced frequently due to design changes and innovation in customers’ end products, with a typical aftermarket cycle of one to five years. Recurring sales are supported by a large installed base of hot runner systems worldwide.

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

Molding Technology Solutions:  Customers

Molding Technology Solutions has customers in a wide range of industries, including automotive, medical, consumer goods, packaging, construction and electronics. These customers range from large, Fortune 500 global companies to regional and local businesses, including original equipment manufacturers (“OEMs”), molders and mold-makers. Molding Technology Solutions has long-standing relationships with its largest customers, having served many of them for over 30 years. No one Molding Technology Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during the years ended September 30, 2023, 2022, or 2021. Customers purchasing injection molding or extrusion machines generally pay a deposit and make progress payments prior to shipment.

Molding Technology Solutions’ net revenue is further diversified by end markets, and continued expansion into these end markets is an important element of its strategy. Geographically, approximately 58% of Molding Technology Solutions’ net revenue in fiscal 2023 came from the Americas, 27% from Asia, and 15% from EMEA (Europe, the Middle East, and Africa).

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

Molding Technology Solutions:  Raw and Component Materials

Steel, which Molding Technology Solutions sources both directly and indirectly through its component suppliers, is the primary material used in the manufacturing of its products. Molding Technology Solutions does not enter into derivative financial instruments to hedge its commodity price risk but it does have some long-term supply contracts with key suppliers. Molding Technology Solutions has developed a global network of reliable, low-cost suppliers in order to secure its supply needs. Difficulties experienced by third-party suppliers can interrupt Molding Technology Solutions’ ability to obtain materials or components and ultimately to supply products to customers. While global supply chains have recently suffered from various headwinds, those supporting Molding Technology Solutions products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. However, Molding Technology Solutions has experienced significant delays of certain raw materials and components, but has largely been able to mitigate the impact on our consolidated results of operations. Molding Technology Solutions continues to identify and qualify alternative sources to mitigate risk associated to single or sole source supply continuity, and has and may continue to purchase certain materials in safety stock where there are supply chain continuity concerns.

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

HILLENBRAND INTELLECTUAL PROPERTY

We own a number of patents on our products and manufacturing processes and maintain trade secrets related to manufacturing processes.  These are important patents and trade secrets, but we do not believe any single patent or trade secret, or related group of patents or trade secrets is of material significance to our business as a whole. We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion, Coperion K-Tron, K-Tron, Rotex, BM&M, Herbold, VMI, Bakon, Shaffer, Peerless, Shick Esteve, Unifiller, and DIOSNA brands are material to our Advanced Process Solutions reportable operating segment.  We believe the marks Milacron and Mold-Masters are material to our Molding Technology Solutions reportable operating segment. As our historical Batesville reportable operating segment was divested in early fiscal 2023, the Company no longer owns the trademark Batesville®, and as a result we do not believe it was material for the year ended September 30, 2023.

Coperion, Coperion K-Tron, K-tron, Rotex, BM&M, Herbold, VMI, Bakon, Shaffer, Peerless, Shick Esteve, Unifiller, DIOSNA, Milacron, and Mold-Masters, as well as other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of Hillenbrand or its subsidiaries. Except as set forth above and solely for convenience, the trademarks, trade names or service marks in this Annual Report on Form 10-K are generally referred to without the ™ and ® symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

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

HILLENBRAND REGULATORY MATTERS

The Advanced Process Solutions and Molding Technology Solutions reportable operating segments are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including relating to the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all our businesses in a manner that protects the environment and makes us good corporate citizens in the communities in which we operate. We have established various cross-functional sustainability working groups, which include top operational leaders and other key team members, to support our sustainability strategy and to facilitate and drive key priorities, including those related to the environment. In addition, we maintain standards for our global suppliers in support of critical environmental policies and other regulatory requirements, and Hillenbrand’s Global Supply Management department engages with our suppliers to support compliance with applicable standards and legal requirements. While we believe that continued compliance with current federal, state, local and foreign laws relating to the protection of the environment and supply chain diligence will not have a material effect on our capital expenditures, earnings or competitive position, future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditure is not known.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 15, 2023.

Kimberly K. Ryan, 56, has served as a director and as President and Chief Executive Officer of the Company since December 2021. Prior to becoming Chief Executive Officer, Ms. Ryan was the Company’s Executive Vice President, beginning in June 2021. Prior to that role, she served as President of the Company’s Coperion business beginning in September 2015, also overseeing Hillenbrand’s Rotex business during part of that period. She previously served as President of the Company’s historical Batesville reportable operating segment (death care) beginning in April 2011, at which time she was also named a Senior Vice President of Hillenbrand. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, strategy, operations, logistics, and information technology.

From 2014 to 2023, Ms. Ryan served on the Board of Directors of Kimball International, Inc., a public manufacturing company (“Kimball”), including as a member of the Audit Committee. She also served as Kimball’s Board Chair from November 2018 to October 2021, during which time she also served on the Compensation Committee and Governance Committee.

Robert M. VanHimbergen, 47, has been the Company’s Senior Vice President and Chief Financial Officer since April 2022. Mr. VanHimbergen joined the Company as Executive Vice President, Finance for a transition period in March 2022 from Johnson Controls International plc (“Johnson Controls”), a manufacturer of HVAC systems, security solutions, fire protection, and smart building technologies, where he was most recently Vice President, Corporate Controller beginning December 2017. Prior to that he served in various roles of increasing responsibility over approximately 15 years at Johnson Controls, including as Chief Financial Officer of Yangfeng Automotive Interiors in Shanghai, China, where he lived for five years. Prior to Johnson Controls, Mr. VanHimbergen spent nearly a decade at Pricewaterhouse Coopers LLP working with large multinational manufacturing companies. Mr. VanHimbergen also serves as the Chair of Ascension SE Wisconsin Foundation (since October 2015).

Aneesha Arora, 45, has served as the Company’s Senior Vice President and Chief Human Resources Officer since January 2022. She brings to this role more than two decades of diverse experience in human resources across multiple industries. Prior to joining Hillenbrand, Ms. Arora was Vice President of Global HR Services for Honeywell International Inc. (“Honeywell”), a diversified technology and manufacturing company, from October 2019 through December 2021. Prior to that, she served as Vice President, Global Human Resources and Communications, Safety and Productivity Solutions at Honeywell from November 2016 to October 2019. Since September 2020, Ms. Arora has also served on the Board of Advisors of the Michigan State University School of Human Resources and Labor Relations.

Ulrich Bartel, 63, was appointed President of the Company’s Coperion business and Senior Vice President of Hillenbrand in June 2021. Since June 2022, he has also served as President of Advance Process Solutions, in which role he also oversees the Company’s Rotex business. Prior to these roles, Mr. Bartel served as President of Coperion’s Polymer Division from March 2020 to June 2021 and as Coperion’s Vice President of Compounding Machines from October 2013 to February 2020. Mr. Bartel began his career at Coperion in 1990 as a process engineer, holding positions of increasing responsibility within Coperion in sales, service, process technology, engineering, manufacturing, and research.

Nicholas R. Farrell, 44, is the Company’s Senior Vice President, General Counsel, and Secretary. He has served as General Counsel and Secretary since 2015 and also served as the Company’s Chief Compliance Officer from 2016 until March 2023. Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel, and in 2014 was named Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Pepper. Mr. Farrell is also Chair of the Board of Trustees of Cure SMA, an international not-for-profit organization committed to developing a treatment and cure for spinal muscular atrophy, the number one genetic cause of death for infants.

Leo J. Kulmaczewski, Jr., 58, has served as the Company’s Senior Vice President, Operations Center of Excellence and HOM since February 2021. Mr. Kulmaczewski brings more than 20 years of technical and manufacturing experience, serving most recently as Senior Vice President of Operations and Lean Enterprise of Belden Inc., a manufacturer of networking, connectivity, and cable products, from October 2018 through November 2020. Prior to that, he served as Vice President of Operations, Global Supply Chain, and Danaher Business Systems at Leica Biosystems, a research, instrument, and medical device company that is a division of Danaher Corporation, from September 2016 through September 2018. During the time at Leica Biosystems, Mr. Kulmaczewski also served as Senior Director and Vice President of Operations and Site Leader, from May 2014 through September 2016. Mr. Kulmaczewski’s experience before Leica Biosystems included technical and manufacturing roles with generally increasing levels of responsibility at various other public and private manufacturing companies.

Tamara Morytko, 52, was appointed Senior Vice President of Hillenbrand and President, Molding Technology Solutions (MTS) in September 2023. Ms. Morytko has more than two decades of leadership in regional and global business operations. Prior to joining Hillenbrand, she served most recently as President of the Pumps Division at Flowserve Corporation, a manufacturer of pumps, valves, and seals, beginning in September 2020. Prior to that role, she served as Chief Operating Officer of Norsk Titanium, an aerospace-grade components manufacturer, beginning in February 2018, and previously held positions of increasing responsibility in finance, general management, and supply chain leadership, including at Baker Hughes (energy technology) and Pratt & Whitney (aircraft engines). She began her career as an auditor at accounting firm Arthur Andersen LLP. From May 2019 through December 2022, Ms. Morytko served on the board for The Crosby Group (rigging, lifting, and material handling applications), a KKR company. She currently serves on the Board of Directors of EnerSys (stored energy solutions for industrial applications), a position she has held since December 2022, including as a member of its Compensation and Audit Committees.

Carole A. Phillips, 51, became the Company’s Senior Vice President, Chief Procurement Officer in January 2023. Ms. Phillips joined the Company as Vice President, Procurement for a transition period beginning September 2022, from Stanley Black & Decker (“Stanley”), a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems, where she was most recently Vice President, Global Supply Management – M&A, Integrations, and Divestitures (from July 2021). Prior to that role, Ms. Phillips served at Stanley as Vice President, Global Supply Management – Outdoor (from October 2019 to July 2021) and Vice President, Global Supply Management – Industrial Division (from January 2015 to October 2019), as part of more than 25 years of experience in global manufacturing environments, including 17 years with Stanley.

Bhavik N. Soni, 50, was elected Senior Vice President, Chief Information Officer effective January 2023, prior to which he served as Vice President, Chief Information Officer beginning May 2017. Mr. Soni joined the Company from Honda Aircraft Company, a jet airplane manufacturer, where he served as Chief Information Officer – IT & Engineering Systems Division from 2015 to 2017. Prior to that, he served as Chief Information Officer for Artificial Lift, GE Oil & Gas at General Electric Company (“GE”), an energy technology company, from 2013 to 2015, preceded by fifteen years in other information technology related roles of increasing responsibility at GE. Mr. Soni’s experience prior to GE included software engineering roles at Rockwell Collins, Inc. (aerospace) and General Dynamics Corporation (aerospace and defense).

J. Michael Whitted, 51, was elected Senior Vice President, Strategy and Corporate Development effective June 2018. Prior to joining the Company, Mr. Whitted served as Vice President, Corporate Development for SPX Corporation and SPX Flow, Inc., diversified global suppliers of infrastructure equipment to various industries, from 2001 to 2015. Prior to that, he served as a Vice President for Bear Stearns (investment banking) from 1998 to 2001, where he led corporate finance and M&A advisory transactions. Mr. Whitted’s experience prior to Bear Stearns included corporate finance and M&A advisory roles at CIBC World Markets, Bankers Trust, and First Chicago NBD (investment banks).

Megan A. Walke, 44, was elected Vice President, Chief Accounting Officer in May 2022, after serving in an interim capacity beginning February 2022. Prior to that time, she served as the Company’s Director, Financial Reporting since August 2014 and prior to that in roles of increasing responsibility in the Company’s finance organization. Ms. Walke began her career with nearly a decade in public accounting at the firm of Ernst and Young LLP. Since 2013, she has also served as a member of the Board of Trustees of Oldenburg Academy, a private high school in Indiana. Ms. Walke also serves on the board of the Ripley County Community Foundation since February 2023.

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

1.Global market and economic conditions, including those related to the financial markets, could have a material adverse effect on our consolidated results of operations, financial condition, and liquidity.

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

2.The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks or unauthorized access, or catastrophic losses affecting infrastructure.

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

In addition, cybersecurity threats and sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems, operational technology systems, networks, and services, as well as the confidentiality and integrity of the Company’s data. Cyber-attacks, security breaches, and other cyber incidents could include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks, and other attacks. These risks may be heightened given our employees’ increased use of remote working environments. Sensitive information is also stored by our vendors and on the platforms and networks of third-party providers. Cyber-attacks on the Company, our vendors, or our third-party providers of service and software could result in inappropriate access to intellectual property, personally identifiable information of our global workforce, suppliers, or customers, or personal credit card or other payment information of our customers. Potential consequences of a successful cyber-attack or other cybersecurity incident include remediation costs, increased cybersecurity protection costs, lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack, litigation and legal risks including governmental or regulatory enforcement actions, increased insurance premiums, reputational damage that adversely affects customer or investor confidence, and damage to the Company’s competitiveness, stock price, and long-term shareholder value. The Company has been subject to cyber-attacks and unauthorized access in the past, which it deemed immaterial to its business and operations, and may be subject to cyber-attacks or unauthorized access of its systems in the future. There can be no assurance that any future cyber-attacks or unauthorized access to the Company’s information systems will not be material to the Company’s business, operations, or financial condition. While we believe that our insurance plan provides appropriate levels of coverage for cyber risks and have taken steps to address these risks by implementing enhanced security technologies, internal controls, and business continuity plans, these measures may not be adequate to cover or prevent all potential losses nor remedy related damage to our reputation.

Regulators globally are increasingly imposing greater fines and penalties for privacy and data protection violations. For example, the European Union and other jurisdictions, including China and some U.S. states, have enacted, and others may enact, new and expanded sets of compliance requirements on companies, like ours, that collect or process personal data. Failure to comply with these or other data protection regulations could expose us to potentially significant liabilities. If the Company suffers a loss or disclosure of protected information due to security breaches or other reasons, and if business continuity plans do not effectively address these issues on a timely basis, the Company may incur fines or penalties, or suffer interruption in its ability to manage operations, as well as reputational, competitive, or business harm, which could have a material adverse effect on our business, financial condition, and consolidated results of operations.

3.A disease outbreak, such as the COVID-19 pandemic, or other health crisis, could have a material adverse effect on our business and consolidated results of operations, the nature and extent of which are highly uncertain and unpredictable.

We have global operations, and the COVID-19 pandemic or other widespread pandemic, disease outbreak, or other health crisis, and the various government, industry and consumer actions related thereto, including mandated or voluntary shutdowns, could have negative impacts on our business and have created or could create or intensify adverse conditions described in our other risk factors. These impacts and conditions include, but may not be limited to, potential significant volatility or decreases in demand for our products, changes in customer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential increased vulnerability to cybersecurity incidents, including breaches of information systems security that could be due to widespread remote working arrangements or other conditions, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, including rapidly changing government orders and regulations and our efforts to comply with them, and related financial and commodity volatility, including volatility in raw material and other input costs (including but not limited to oil prices), any of which could last for extended periods. Disruption caused by a pandemic and the Company’s response thereto could also increase the Company’s exposure to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, and to other workforce related risks, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

Despite our efforts to manage through a widespread pandemic, disease outbreak, or other health crisis, the degree to which these events ultimately impact our business, financial position, results of operations, and cash flows may depend on certain factors beyond our control, including the duration, spread, and severity of the event, the actions taken to contain the event and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume or become impacted by long-lasting changes. The extent to which a disease outbreak, including COVID-19, or any other health crisis, could impact our business cannot be predicted with certainty.

4.Increasing competition for highly skilled and talented workers, as well as labor shortages, could adversely affect our business.

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
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and government regulations. Although we have not experienced any material labor shortages to date, the labor market has become increasingly competitive. The increasing competition for highly skilled and talented employees could result in higher compensation costs, difficulties in maintaining a capable workforce, and leadership succession planning challenges. Although we believe we will be able to attract and retain talented personnel and replace key personnel should the need arise, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, or increased turnover or labor inflation could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business and have other material adverse effects on our business, financial condition, and consolidated results of operations.
5.Increasing environmental regulation and industry standards, as well as physical risks of climate change, could adversely impact the Company's consolidated results of operations, financial condition, and liquidity.
New environmental-related regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. For example, various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, a tax on carbon emissions or restrictions of greenhouse gases. Regulations on energy management and material management and other rules and regulations to address climate change and other environmental risks may increase the Company’s expenses and adversely affect its consolidated results of operations. In addition, the physical risks of climate change are highly uncertain and may differ in the geographic regions in which the Company operates. These physical risks may impact the availability and cost of materials, sources and supply of energy, or product demand and manufacturing, and could increase insurance and other operating costs. Any future increased worldwide regulatory activity relating to climate change could expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or if the Company’s operations are disrupted due to physical impacts of climate change, its customers, or its suppliers, the Company’s business, results of operations, and financial condition could be adversely impacted. Further, any failure to adequately address stakeholder expectations or to achieve announced initiatives or goals with respect to environmental, social and governance matters may adversely impact our reputation, business, consolidated results of operations, financial condition, and liquidity.

6.Increased prices for, poor quality of, or extended inability to source raw materials used in our products or associated services, or supply chain disruptions, could adversely affect profitability.
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

We cannot guarantee that the prices we are paying for raw materials today will continue in the future or that the marketplace will continue to support current prices for our products or that such prices can be adjusted to fully or partially offset raw material price increases in the future.  Any increases in prices of these or other commodities or services could adversely affect our profitability.  We do not engage in hedging transactions for raw material purchases, but we do enter into some fixed-price supply contracts, in an attempt to delay or suppress the impacts of higher prices in the market.

Our dependency upon regular deliveries of supplies and the quality of those supplies upon delivery from particular suppliers means that interruptions, stoppages, or deterioration of quality in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Some of the raw materials used in the manufacture of our products currently are procured from a single source. In some cases, we also outsource certain services to suppliers, including but not limited to, engineering, assembly, shipping, and commissioning services. If a supplier were unable to deliver these materials or services, or unable to deliver quality materials or services, for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities, or other factors, including recent supply chain disruptions we have experienced, or if we were unable to negotiate acceptable terms for the supply of materials or services with these suppliers, our business could be adversely affected.  We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs.  We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements, increases in duties or tariff costs, disruptions in transportation, severe weather, the occurrence or threat of wars or other conflicts, or any other reason, could have an adverse effect on our financial condition, consolidated results of operations, and cash flows. Extended inability to source a necessary raw material or service could cause us to cease manufacturing one or more products for a period of time, which could also lead to loss of customers, as well as reputational, competitive, or business harm, which could have a material adverse effect on our business, financial condition, and consolidated results of operations.

7.Uncertainty in United States global trade policy could negatively impact our business.

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
8.International economic, political, legal, and business factors could negatively affect our operating results, cash flows, financial condition, and growth.

We derived approximately 62%, 67%, and 68% of our net revenue from our operations outside the U.S. for the years ended September 30, 2023, 2022, and 2021, respectively.  This net revenue was primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our revenue and presence outside the U.S., including in emerging markets.

Our international business is subject to risks that are often encountered in non-U.S. operations, including:

•interruption in the transportation of materials to us and finished goods to our customers, including conditions where recovery from natural disasters may be delayed due to country-specific infrastructure and resources;
•threat of wars or other conflicts;
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

If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations, it could adversely affect our business, financial condition, or consolidated results of operations.

9.We have a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.

As of September 30, 2023, our outstanding debt was $2,010.1, and this amount could increase if additional levels of liquidity are needed. This amount of debt (and additional debt we may incur) has important consequences to our businesses.  For example:

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
•We could be exposed to the risk of increased interest rates, because our capital structure target normally includes a component of variable rate debt in addition to fixed rate debt.
•We may be more limited in our flexibility in planning for, or reacting to, changes in our businesses and the industries in which they operate, thereby placing us at a competitive disadvantage compared to competitors that may have less indebtedness.

We may be vulnerable to credit rating downgrades, which could have an impact on our ability to secure future financing on terms commercially acceptable to us, to access the credit and capital markets, or to negotiate favorable covenants in any future amendments to our financial documents or new financings.
10.If we are unable to comply with the financial and other covenants in our debt agreements, our business, financial condition, and liquidity could be materially adversely affected.
Our Credit Agreement and the L/G Facility Agreement (each as defined below) contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions, including as a result of global financial, socioeconomic, and political uncertainty and the effect on our business, and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow or draw additional amounts under the Credit Agreement and L/G Facility Agreement or otherwise obtain the cash necessary to repay that additional debt when due, which could materially adversely affect our business, financial condition, and liquidity. Furthermore, interest rates we pay on our borrowings and our ability to borrow or draw under the Credit Agreement and L/G Facility Agreement or any other credit facility in the future, or pursuant to other available sources, could be adversely affected by matters including market volatility, economic downturns, or other instability or uncertainty. In addition, in light of the impacts to our ability to generate cash from operations during periods of global financial, socioeconomic, and political uncertainty, our results may be further negatively impacted by our payment obligations (including interest) with respect to our outstanding borrowings under the Facility and our other credit agreements (each as defined below).
11.We may be unable to successfully integrate with the businesses of FPM or Linxis, or other acquired companies, or to realize the anticipated benefits of such acquisitions.

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
The integration of these companies may result in material challenges, including, without limitation:

•the diversion of management’s attention from ongoing business concerns, and performance shortfalls as a result of the devotion of management’s attention to the integration;
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

As discussed elsewhere in our risk factors, some of these factors are outside of the Company’s control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenue or synergies, and diversion of management’s time and energy, which could materially affect our financial position, consolidated results of operations, and cash flows.

We have incurred substantial expenses in connection with the completion of the acquisitions of FPM, Linxis, Herbold and Peerless, and we expect to incur further expenses in order to integrate a large number of processes, policies, procedures, operations, technologies, and systems in connection with these acquisitions.

12.We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully, it could have a material adverse effect on our business, financial condition, and consolidated results of operations.
Many of the industries in which we operate are highly competitive. Our products may not compete successfully with those of our competitors. The markets for plastic processing equipment and related products, material handling equipment, complete equipment systems, mold components, are highly competitive and include a number of North American, European, and Asian competitors. Principal competitive factors in the plastic processing industry, material handling equipment, and complete equipment systems include price, lead time, product features, technology, total cost of ownership, performance, reliability, quality, delivery, and customer service. Principal competitive factors in the mold components industry include technology, price, quality, performance, and delivery.

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

13.We operate in cyclical industries.
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

During periods of economic expansion, when capital spending normally increases, our businesses generally benefit from greater demand for our products.  During periods of economic contraction, when capital spending normally decreases, they generally are adversely affected by declining demand for new equipment orders, and may be subject to increases in uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will be sustainable, and our financial condition, consolidated results of operations, and cash flows could be materially adversely affected.

14.A key component of our growth strategy is making significant acquisitions, some of which may be outside the industries in which we currently operate.  We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions.  If an acquisition were to perform unfavorably, it could have an adverse impact on our business and consolidated results of operations.

All acquisitions, including the FPM, Linxis, Herbold, and Peerless acquisitions, involve inherent uncertainties, which may include, among other things, our ability to:

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

We may not achieve the intended benefits of our acquisitions. Under such circumstances, management could be required to spend significant amounts of time and resources in the transition of the acquired business, and we may not fully realize benefits anticipated from key initiatives, including the application of the HOM. We may also decide to sell previously acquired businesses, or portions thereof, that no longer meet our strategic objectives, potentially resulting in a loss, accounting charge, or other negative impact.  As a result of these factors, our business, cash flows, and consolidated results of operations could be materially impacted.

If we acquire a company that operates in an industry that is different from the ones in which we currently operate, our lack of experience with that company’s industry could have a material adverse impact on our ability to manage that business and realize the benefits of that acquisition.

15.We have completed several divestitures, including the recent divestiture of our historical Batesville reportable operating segment, and we continually assess the strategic fit of our existing businesses. We may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, consolidated results of operations, and financial condition will not be materially and adversely affected.

A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, as well as our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction or experience unexpected costs or similar risks, our consolidated financial position, results of operations, and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the potential loss of or changes to customer, employee, or supplier relationships, potential adverse impacts to volume-based pricing under existing and future purchasing arrangements, and a decrease in net revenue and earnings associated with the divested business. Furthermore, any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the associated loss of revenue, and may also result in significant write-offs, including those related to goodwill and other intangible assets, any of which could have a material adverse effect on our results of operations and financial condition.

In addition, divestitures, in particular the recent divestiture of our historical Batesville reportable operating segment, potentially involve significant post-closing separation and transition activities, which could involve the expenditure of material financial resources and significant employee resources. These activities may require diversion of significant capital and other resources that otherwise could have been used in our business operations. There can be no assurance that divestitures, including the historical Batesville reportable operating segment divestiture, will be ultimately beneficial to us or have a positive effect on shareholder value.

16.Goodwill and other identifiable indefinite-lived intangible assets, which are subject to periodic impairment evaluations, represent a significant portion of our total assets.  An impairment charge on these assets could have a material adverse impact on our financial condition and consolidated results of operations.

We maintain intangible assets related to the acquisitions of Burnaby Machine and Mill Equipment Ltd. (“BM&M”), Coperion, FPM, Gabler, Herbold, K-Tron, Linxis, Milacron, Peerless, and Rotex, portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets, and any of these factors may be increasingly impactful during a period of ongoing global supply chain disruption or macroeconomic uncertainty.

As required by applicable accounting standards, we review goodwill and other identifiable intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill and other indefinite-lived intangible assets is generally higher during the early years following an acquisition, because the fair values of these assets align very closely with what we paid to acquire them. As a result, and especially if the acquired business is a separate reporting unit, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. If the acquired business is included in an existing reporting unit, this impact often can be less significant. In any case, until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a small decline in reporting unit fair value may trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Future acquisitions could present these same risks as with the acquisitions we have made to date.
Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.
17.We derive significant revenue from the plastics industry.  Decrease in demand for base resin or engineering plastics or equipment used in the production of these products, changes in technological advances, or changes in laws or regulations could have a material adverse effect on our business, financial condition, and consolidated results of operations.

The majority of net revenue from our Molding Technology Solutions reportable operating segment is realized from the manufacture, distribution, and service of highly engineered and customized systems within the plastic technology and processing market. Advanced Process Solutions also sells equipment, including highly engineered extruders, feeders, and conveying systems, to the plastics industry for the production of base resins, durable engineering grade plastics, and other compounded plastics (including bioplastics and recycled plastic product).  Sales volume is dependent upon the need for equipment used to produce these products, which may be significantly influenced by the demand for plastics, the capital investment needs of companies in the plastics industry, changes in technological advances, or changes in laws or regulations such as, but not limited to, those related to single-use plastics, expanded-polystyrene and polystryrene foams, extended producer responsibility, content requirements for products, recycled content requirements, and reduction mandates. Unfavorable developments in the plastics industry could impact our customers and, as a result, have a material adverse effect on our business, financial condition, and consolidated results of operations.

18.Changes in food consumption patterns due to dietary trends, economic conditions, or other reasons may adversely affect our business, financial condition, results of operations, and cash flows.

Dietary trends can positively or negatively impact demand for certain types of food, including, for example, proteins or carbohydrates, or for certain packaging or categories of food products, including, for example, easy to prepare, transportable meals or traditional canned food products. Because demand for different food types, packagings, or categories can quickly fluctuate as a function of dietary, health, convenience, sustainability, or other trends, food processors can be challenged in accurately forecasting their needed manufacturing capacity and the related investment in equipment and services. Rising food and other input costs, as well as recessionary fears, may negatively impact our customers’ ability to forecast consumer demand for various food products, including pet food, and as a result negatively impact demand for our goods and services. A demand shift away from protein products or processed foods could have a material adverse effect on our business, financial condition, consolidated results of operations, and cash flows.

19.We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and financial results may be impaired by improper conduct by these parties.

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

We are subject to income taxes in the U.S. and various other global jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. There is a global effort among developed countries to enact international tax reform that would change the way multinational organizations are taxed. If the tax reform proposals are enacted, they could have a material impact on our tax provision and value of deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

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

21.We are exposed to a number of different tax uncertainties, which could have a material adverse effect on our consolidated results of operations.

We are required to pay taxes in multiple jurisdictions. We determine the tax liability we are required to pay based on our interpretation of applicable tax laws and regulations in the jurisdictions in which we operate. We may be subject to unfavorable changes, including retroactive changes, in the tax laws and regulations to which we are subject.
We are subject to tax audits by governmental authorities in the U.S. and numerous non-U.S. jurisdictions, which are inherently uncertain. Negative or unexpected results from one or more such tax audits could adversely affect our results of operations. Tax controls and changes in tax laws or regulations or the interpretation given to them may expose us to negative tax consequences, including interest payments and potential penalties, which could have a material adverse effect on our results of operations.
22.We are involved from time to time in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty but could have a material adverse effect on our financial condition, consolidated results of operations, and cash flows.
We are also subject to other potential claims, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, employment-related, and other matters. While we maintain insurance for certain of these exposures, the policies in place are often high-deductible policies.  It is difficult to measure the actual loss that might be incurred related to litigation or other potential claims, and the ultimate outcome of claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows. For a more detailed discussion of claims, see Note 13 to our Consolidated Financial Statement included in Part II, Item 8, of this Form 10-K.

23.Uncertainty in the U.S. political and regulatory environment could negatively impact our business.

The political environment, especially in an election year in the U.S., may create uncertainty with respect to, and could result in additional changes in, or potential gridlock hindering legislation, regulation, international relations, and government policy, or could result in possible civil unrest or other disturbances in connection therewith. Additionally, the scope, clarity of guidance from regulators, and uncertain enforcement and implementation times allowed for new regulations in the U.S. and other jurisdictions may result in increased costs or temporarily impact business operations. While it is not possible to predict whether and when any such additional changes or disturbances could occur, any such events, whether at the local, state or federal level, or outside the U.S., could significantly impact our business and the industries in which we compete. To the extent such disturbances or changes in the political or regulatory environment have a negative impact on the Company or the markets in which we operate, it may materially and adversely impact our business, consolidated results of operations, and financial condition in the periods to come.

24.We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our consolidated results of operations and financial condition.

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue.  In addition, since our Consolidated Financial Statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  The Company’s predominant exposures are to the Euro, Canadian dollar, Swiss franc, Mexican peso, Chinese Renminbi, Japanese Yen, Indian Rupee, and British pound sterling (along with others to a lesser degree). In preparing financial statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, as happens from time to time, the Company’s earnings could be negatively impacted. Although we address currency risk management through regular operating and financing activities and through the use of derivative financial instruments, those actions may not prove to be fully effective.

25.The Company could face labor disruptions that would interfere with operations.

As of September 30, 2023 and 2022, approximately 31% and 30%, respectively, of Hillenbrand’s employees work under collective bargaining agreements or works councils.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we will need to negotiate new labor agreements in coming years and cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our operations.

26.Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

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

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we lease. At September 30, 2023, Advanced Process Solutions operated 16 significant manufacturing facilities located in the U.S. (in Kansas, Missouri, Ohio, and Virginia),

Germany, France, Switzerland, China, Canada, and the United Kingdom. Seven of these facilities are owned and nine are leased.  Advanced Process Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Europe, Asia, Canada, and South America.

At September 30, 2023, Molding Technology Solutions operated nine significant manufacturing facilities located in the U.S. (in Ohio and Kansas), Germany, China, India, Canada, and the Czech Republic. Five of these facilities are owned and four are leased. Molding Technology Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Mexico, Canada, Europe, Asia, and South America.

Facilities often serve multiple purposes, such as administration, sales, manufacturing, testing, warehousing, and distribution.  We believe our current facilities will provide adequate capacity to meet expected demand for the next several years.

Item 3.        LEGAL PROCEEDINGS

Like most companies, we are involved from time to time in claims, lawsuits, and government proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, employment-related, and other matters.  The ultimate outcome of any claims, lawsuits, and proceedings cannot be predicted with certainty.  We carry various forms of commercial, property and casualty, cybersecurity, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us, and in most instances have deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period.  It is difficult to measure the actual loss that might be incurred related to litigation, and the ultimate outcome of these claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, results of operations, and cash flows.

For more information on various legal proceedings, see Note 13 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.  That information is incorporated into this Item 3 by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
        AND ISSUER PURCHASES OF EQUITY SECURITIES

Hillenbrand common stock is traded on the New York Stock Exchange under the ticker symbol “HI.”

As of November 10, 2023, we had approximately 1,502 shareholders of record.

Share Repurchases

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program authorized on December 7, 2018. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  No purchases of our common stock were made during the year ended September 30, 2023.

Dividend Policy

We returned $61.3 to shareholders in fiscal 2023 in the form of quarterly dividends. We increased our quarterly dividend in fiscal 2023 to $0.2200 per common share from $0.2175 per common share paid in fiscal 2022. We currently expect to pay approximately $15.6 each quarter in fiscal 2024 based on our outstanding common stock at September 30, 2023.

Item 6.        Reserved

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations)

(unless otherwise stated, references to years relate to fiscal years)

The following discussion compares our results for the year ended September 30, 2023, to the year ended September 30, 2022. The discussion comparing our results for the year ended September 30, 2022, to the year ended September 30, 2021, is included within Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 16, 2022. We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions and Molding Technology Solutions reportable operating segments, as well as Corporate.  These financial results are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and primarily exclude the following items:

•business acquisitions, divestiture, and integration costs;
•restructuring and restructuring-related charges;
•impairment charges;
•inventory step-up costs related to acquisitions;
•gains and losses on divestitures;
•the related income tax impact for all of these items; and
•the revaluation of deferred tax balances resulting from fluctuations in currency exchange rates and non-routine changes in tax rates for certain foreign jurisdictions, and the impact that the Molding Technology Solutions reportable operating segment’s loss carryforward attributes have on tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (“FDII”), and the Base Erosion and Anti-Abuse Tax (“BEAT”).

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

See page 40 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

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

A performance obligation is deemed to be satisfied by the Company when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of the performance obligation, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as sales discounts and sales incentives, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. We estimate these allowances using the expected value method, which is based upon historical rates and projections of customer purchases toward contractual rebate or incentive thresholds. If a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation; however, these situations do not occur frequently and are not material to the Consolidated Financial Statements, as our contracts generally include one performance obligation for the transfer of goods or services.

The timing of revenue recognition for the contract’s performance obligation is either over time or at a point in time. We recognize revenue over time for contracts that have an enforceable right to collect payment for performance completed to date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Net revenue generated from standard equipment and highly customized equipment or parts contracts without an enforceable right to payment for performance completed to date, as well as net revenue from non-specialized parts sales, is recognized at a point in time.

We use the input method of “cost-to-cost” to recognize net revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenue is largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Net revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term manufacturing contracts are recognized immediately when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes designed to reduce the risk of contract losses.

Standalone service net revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Standalone service revenue is not material to the Company.

Retirement Benefit Plans

We sponsor retirement benefit plans covering some of our employees.  Expense recognized for the plans is based upon actuarial valuations.  Inherent in those valuations are key assumptions including discount rates, expected returns on assets, and projected future salary rates.  The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. The discount rates used in the valuation of our retirement benefit plans are evaluated annually based on current market conditions. We use a full yield curve approach in the estimation of the service and interest cost components of our defined benefit retirement plans. Under this approach, we applied discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plans, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The full yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g., built-in gains in interest cost in an upward sloping projected yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations.

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

Changes in retirement benefit cost and the recognized obligations may occur in the future as a result of a number of factors, including changes to key assumptions such as the expected long-term rate of return on pension assets and the weighted-average discount rate.  Our expected long-term rate of return on domestic and international pension plan assets was 4.8% and 4.7% at September 30, 2023 and 2022, respectively. The weighted-average discount rate was 4.9% and 4.6% for the domestic and international defined benefit pension plans at September 30, 2023 and 2022, respectively.  A 50 basis-point change in the expected long-term rate of return on domestic and international pension plan assets would change annual net periodic pension cost by $1.5.  A 50 basis-point change in the weighted-average discount rate would change the annual net periodic pension cost by $0.2.  Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.

See Note 8 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, for key assumptions and other information regarding our retirement and postretirement benefit plans.

Asset Impairment Determinations

Impairment of goodwill and intangible assets

Goodwill and other intangible assets with indefinite lives, primarily tradenames, are tested for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value may be below carrying value.

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

Under the market approach, we utilize the guideline company method, which involves calculating valuation multiples based on financial data from comparable publicly traded companies. Multiples derived from these companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the financial data for our reporting units to arrive at an indication of value.

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

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill, including discount rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and the limited cushion (or headroom, as commonly referred) due to the acquisition of Milacron in fiscal 2020 and the impact of macroeconomic conditions, goodwill for the reporting units within the Molding Technology Solutions reportable operating segment generally are more susceptible to impairment risk.

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment, achievement of synergy initiatives, market data and market multiples (6.5-11.0 times adjusted EBITDA), discount rates (12.5-16.0%), and terminal growth rates (2.0%), as well as future levels of revenue growth, adjusted EBITDA, and working capital requirements, which are based upon the Company’s strategic plan. Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rates may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other factors. While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a further decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

Although there are always changes in assumptions to reflect changing business and market conditions, our overall valuation methodology and the types of assumptions we use have remained consistent and conservative. While we use the best available information to prepare the cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

Similar to goodwill, the Company can elect to perform the annual impairment test for indefinite-lived intangibles other than goodwill (primarily trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion in order to determine if it is more likely than not that the fair values of the trade names are less than the respective carrying values. If we elect to perform or are required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of indefinite-lived intangible assets using the relief-from-royalty method, which we believe is an appropriate and widely used valuation technique for such assets. The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use. The royalty rates utilized by the Company range from 0.5% to 3.0%.

Annual impairment assessment

The Company performed its annual July 1 goodwill impairment assessment during the fourth quarter of fiscal 2023 for all reporting units. For all reporting units, the fair value of the reporting unit was determined to exceed the carrying value, resulting in no impairment to goodwill as part of this test. As a result of the Milacron acquisition in fiscal 2020 and the impact of macroeconomic headwinds, there is less cushion or headroom for the reporting units with the Molding Technology Solutions reportable operating segment. The estimated fair value, as calculated at July 1, 2023, for the three reporting units within the Molding Technology Solutions reportable operating segment ranged from approximately 10% to 28% greater than their carrying value (13% to 54% at the previous impairment assessment date).

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

During the fourth quarter of 2021, the Company recognized a non-cash valuation adjustment of $11.2 to recognize TerraSource at fair value less estimated cost to sell based on the definitive agreement the Company entered into to sell TerraSource. The non-cash charge of $11.2 for the year ended September 30, 2021, was recorded within the impairment charges caption on the Consolidated Statements of Operations. For further information, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

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

Business Combinations

Estimating fair value for acquired assets and liabilities as part of a business combination typically requires us to exercise judgment, particularly for those assets and liabilities that may be unique or not easily determined by reference to market data. Often estimates for these types of acquired assets and liabilities will be developed using valuation models that require both historical and forecasted inputs, as well as market participant expectations. Thus, the valuation is directly affected by the inputs we judge as best under the given circumstances. When material, we utilize the assistance of competent valuation professionals when the underlying valuation is more complex or unique. In most cases, if material, we will exercise significant judgment in estimating the fair value of identifiable intangible assets, contingent liabilities, and property, plant, and equipment. This list is not exhaustive, but is designed to give you a better understanding of where we think a larger degree of judgment will be required due to the nature of the item and the way it is typically valued.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets, including identifiable intangible assets, and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible asset appraisals, and learn more about the newly acquired business, we are able to refine the estimates of fair value and more accurately allocate the purchase price. The determination of identifiable intangible assets is subjective and generally requires complex valuation methodologies including the relief from royalty method and multi-period excess earnings method, for which we generally use a third-party valuation specialist. The identifiable intangible assets are impacted by a number of judgmental assumptions including future revenue growth rates and EBITDA margins on such revenue, customer attrition rates, and the discount rates.

See Note 5 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, for further information on recent business combinations.

EXECUTIVE OVERVIEW

Hillenbrand (www.Hillenbrand.com) is a global industrial company that provides highly-engineered processing equipment and solutions to customers around the world. Our portfolio is composed of leading industrial brands that serve large, attractive end markets, including durable plastics, food, and recycling. Guided by our Purpose, Shape What Matters For Tomorrow™, we pursue excellence, collaboration, and innovation to shape solutions that best serve our people, our customers, and our communities. Customers choose Hillenbrand due to our reputation for designing, manufacturing, and servicing highly-engineered, mission-critical equipment and solutions that meet their unique and complex processing requirements.

Hillenbrand’s portfolio is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Key technologies within the Advanced Process Solutions portfolio include compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies. These reportable operating segments are characterized by well-known brands that are recognized for technological capabilities and process expertise that can be shared across the reportable operating segments to serve customers globally. These reportable operating segments address macro trends supported by a growing middle class driving demand for plastics in a variety of applications, such as construction, food safety, and recycling.

Guided by our Purpose, Shape What Matters for Tomorrow, we strive to provide superior return for our shareholders, exceptional value for our customers, great professional opportunities for our employees, and to be responsible to our communities through the execution of our profitable growth strategy. We aim to deliver sustainable revenue expansion, profit growth, and substantial free cash flow through our world-class products, solutions, and service, drive continuous improvement through the deployment of the Hillenbrand Operating Model (“HOM”), and effectively deploy our cash flow to maximize shareholder value creation.

During the year ended September 30, 2023, the following operational decisions and economic developments had an impact on our current and may impact our future cash flows, consolidated results of operations, and financial position.

Supply Chain and Inflation

While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. We have experienced significant delays in certain raw materials and components, but we have largely been able to mitigate the impact of these delays on our consolidated results of operations. We continue to identify and qualify alternative sources to mitigate risk associated with single or sole sources of supply, and we may choose to purchase certain materials in safety stock where we have supply chain continuity concerns. We have experienced, and it remains possible that we may experience interruptions to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during fiscal 2024 and beyond.

We also experienced material and supply chain inflation during fiscal 2023, as further discussed in our Operations Review. Pricing actions and supply chain productivity initiatives have mitigated and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s consolidated results of operations, and cash flows during fiscal 2024 and beyond.

For additional information regarding labor, supply chain, and other risks, see Item 1A of this Form 10-K.

Divestitures

Divestiture of Batesville

As previously described, on February 1, 2023, the Company completed the divestiture of its historical Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, subject to closing adjustments, and including an $11.5 subordinated note. At closing, after the applicable adjustments, the Company received $698.0 in pre-tax cash proceeds, including an adjustment for cash on hand acquired from the Company, and the previously mentioned subordinated note. The Company recognized a $586.0 pre-tax gain on divestiture, recorded within gain on divestiture of discontinued operations (net of income tax expense) in the Consolidated Statement of Operations for the year ended September 30, 2023.

This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Unless otherwise noted, amounts presented in Management’s Discussion and Analysis are for continuing operations only.

Subsequent to the completion of the divestiture, the Company began providing certain transition services to Batesville for applicable fees which are not material to the Company. The transition services are expected to vary in duration depending upon the type of service provided.

Divestiture of TerraSource

On October 22, 2021, the Company completed the divestiture of TerraSource pursuant to a Contribution Agreement (“Agreement”) between the Company and certain affiliated companies of industrial holding company Right Lane Industries (“RLI”). Under the terms of the Agreement, Hillenbrand contributed TerraSource and its subsidiaries to a newly formed entity, TerraSource Holdings, LLC (“Holdings”), with RLI obtaining majority ownership and full operational control of TerraSource. In exchange for contributing the TerraSource business, the Company received consideration in the form of a five-year note with initial principal amount of $25.6, subject to certain adjustments, and an April 2028 maturity date, and also retained a 49% equity interest in Holdings through one of the Company’s indirect wholly-owned subsidiaries, which became an approximately 46% interest in connection with the January 2023 amendment to the five-year note. The fair value of the total consideration received by the Company was $27.7.

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

Acquisitions

Acquisition of Schenck Process Food and Performance Materials Business

On September 1, 2023, the Company completed the acquisition of the Schenck Process Food and Performance Materials (“FPM”) business, a portfolio company of Blackstone, for total aggregate consideration of $748.7, net of certain customary post-closing adjustments, and including cash acquired, using available borrowings under its multi-currency revolving credit facility (the “Facility”). Headquartered in Kansas City, Missouri, FPM specializes in the design, manufacturing, and service of feeding, filtration, baking, and material handling technologies and systems that are highly complementary to the equipment and solutions offered in our Advanced Process Solutions reportable operating segment. The results of FPM since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

Acquisition of Peerless Food Equipment

On December 1, 2022, the Company completed the acquisition of the Peerless Food Equipment division (“Peerless”) of Illinois Tool Works Inc. for a purchase price of $59.2, net of certain customary post-closing adjustments and including cash acquired, using available borrowings under the Facility. Headquartered in Sidney, Ohio, Peerless is a premier supplier of industrial food processing equipment. The equipment and solutions offered by Peerless are highly complementary to those offered by the Linxis brands. The results of Peerless since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

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

Linxis has six market-leading brands – Bakon, Diosna, Shaffer, Shick Esteve, Unifiller, and VMI – that serve customers in over 100 countries. With a global manufacturing, sales, and service footprint, Linxis specializes in design, manufacturing, and service of dosing, kneading, mixing, granulating, drying, and coating technologies. The results of Linxis since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

Acquisition of Herbold Meckesheim GmbH

On August 31, 2022, the Company completed the acquisition of Herbold Meckesheim GmbH (“Herbold”) for $77.7 (€77.5) in cash, pursuant to a definitive acquisition agreement dated June 30, 2022. Based in Meckesheim, Germany, Herbold is a leader in recycling systems, specializing in key process steps such as washing, separating, drying, shredding, and pulverizing. The results of Herbold since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

Acquisition of Gabler Engineering GmbH

On June 30, 2022, the Company completed the acquisition of Gabler Engineering GmbH (“Gabler”) for $12.9 (€12.6) in cash, which was funded with cash on hand. Gabler, based in Malsch, Germany, specializes in the design, engineering, manufacturing, and implementation of plants and equipment for the confectionery and pharmaceutical industries. The results of Gabler since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

Change in Reportable Operating Segments

As a result of the divestiture of the historical Batesville reportable operating segment, Hillenbrand is now composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a global leader in highly-engineered process and material handling equipment and systems for a wide variety of industries, including durable plastics, food, and recycling industries. Molding Technology Solutions is a global leader in highly-engineered processing equipment, systems, and aftermarket parts and service for the plastic technology processing industry.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30,
	2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$2,826.0	100.0	$2,315.3	100.0
Gross profit	948.2	33.6	763.8	33.0
Operating expenses	574.0	20.3	442.7	19.1
Amortization expense	79.6		54.0
Loss on divestiture	—		3.1
Interest expense	77.7		64.3
Income tax expense	102.8		84.0
Net income attributable to Hillenbrand	569.7		208.9

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022

Net revenue increased $510.7 (22%), which included unfavorable foreign currency impact (2%).

•Advanced Process Solutions’ net revenue increased $553.7 (44%) primarily driven by the impact of acquisitions ($456.8), favorable pricing, and higher aftermarket parts and service net revenue. Foreign currency impact decreased net revenue by 1%.

•Molding Technology Solutions’ net revenue decreased $43.0 (4%), primarily driven by a decrease in hot runner equipment sales, partially offset by favorable pricing and higher aftermarket parts and service net revenue. Foreign currency impact decreased net revenue by 2%.

Gross profit increased $184.4 (24%). Gross profit margin improved 60 basis points to 33.6%. On an adjusted basis, which excluded inventory step-up cost related to acquisitions ($11.7 in 2023), restructuring and restructuring-related charges ($2.3 in 2023 and $2.2 in 2022), business acquisition, divestiture, and integration costs ($1.2 in 2023 and $0.4 in 2022), and other one-time costs ($1.0 in 2022), gross profit increased $196.0 (26%), and adjusted gross profit margin improved 100 basis points to 34.1%.

•Advanced Process Solutions’ gross profit increased $213.1 (49%), primarily due to the impact of acquisitions, favorable pricing, productivity improvements, and higher volume, partially offset by cost inflation and an increase in inventory step-up costs related to acquisitions. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved 120 basis points to 35.7% in 2023, primarily due to the impact of acquisitions and favorable pricing, partially offset by cost inflation.

Advanced Process Solutions’ gross profit included inventory step-up costs related to acquisitions ($11.7 in 2023), business acquisition, divestiture, and integration costs ($0.5 in 2023 and $0.1 in 2022), restructuring and restructuring-related charges ($2.1 in 2022), and other one-time costs ($0.8 in 2022). Excluding these charges, adjusted gross profit increased $222.2 (50%) and adjusted gross profit margin improved 160 basis points to 36.4%.

•Molding Technology Solutions’ gross profit decreased $28.7 (9%), primarily due to cost inflation, unfavorable product mix, and a decrease in volume, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 2%. Gross profit margin decreased 150 basis points to 29.6% in 2023, primarily driven by cost inflation and unfavorable product mix, partially offset by favorable pricing and productivity improvements.

Molding Technology Solutions’ gross profit included restructuring and restructuring-related charges ($2.3 in 2023 and $0.1 in 2022) and business acquisition, divestiture, and integration costs ($0.7 in 2023 and $0.3 in 2022). Excluding these charges, adjusted gross profit decreased $26.2 (8%) and adjusted gross profit margin decreased 130 basis points to 29.9%.

Operating expenses increased $131.3 (30%), primarily driven by acquisitions, an increase in strategic investments, cost inflation, and an increase in business acquisition, divestiture, and integration costs, partially offset by a decrease in variable compensation. Foreign currency impact decreased operating expenses by 3%. Our operating expense-to-revenue ratio increased 120 basis points to 20.3%. This increase is primarily due to the impact of acquisitions, an increase in strategic investments, and inflation, partially offset by a decrease in variable compensation. Operating expenses included the following items:

	Year Ended September 30,
	2023	2022
Business acquisition, divestiture, and integration costs	$45.0	$29.0
Restructuring and restructuring-related charges	2.8	0.9
Other one-time costs	—	2.3

On an adjusted basis, which excludes business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, and other one-time costs including reserves against certain receivables, operating expenses increased $115.7

(28%), which included favorable foreign currency impact (3%). Adjusted operating expenses as a percentage of net revenue increased 90 basis points to 18.6%.

Amortization expense increased $25.6 (47%), primarily due to the impact of acquisitions.

Loss on divestitures of $3.1 in the prior year was due to the loss realized on the divestiture of TerraSource that did not repeat in 2023. For further information on divestitures, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Interest expense increased $13.4 (21%), primarily due to increased borrowing for acquisitions. For further information, see Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The effective tax rate was 47.4% in fiscal 2023 compared to 42.1% in fiscal 2022. The increase in the effective tax rate was primarily driven by an increase in tax expense associated with recent acquisitions and related legal entity reorganization, the recognition of valuation allowances on current year tax losses in certain jurisdictions, and the settlement of tax audits of prior tax years, partially offset by a year-over-year reduction of the provision for taxes on distributions from foreign subsidiaries as a result of lower foreign cash positions, and a reduction in the accrual of taxes for uncertain tax positions in the current year.

Our adjusted effective income tax rate was 29.5% in 2023 compared to 31.5% in 2022. The adjusted effective income tax rate primarily excludes the tax effect of the following items:

•The tax effect of the legal entity reorganization and transaction costs associated with recent acquisitions ($33.3 expense in 2023);
•The divestiture of TerraSource ($0.6 expense in 2022);
•The impact of tax loss carryforwards on net domestic taxes on foreign earnings ($12.7 expense in 2022);
•The revaluation of deferred and current tax balances as a result of tax rate changes ($2.7 benefit in 2023 and $0.5 expense in 2022);
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.3 expense in 2023 and $2.2 benefit in 2022); and
•Adjustments previously discussed within this section, including business acquisition, divestiture, and integration costs, intangible amortization, and restructuring and restructuring-related charges ($34.1 benefit in 2023 and $19.7 benefit in 2022).

Excluding these items, the increase in the current year adjusted effective tax rate was primarily due to an increase in tax expense associated with the recognition of valuation allowances on current year deferred tax items in certain jurisdictions and the settlement of tax audits of prior tax years, partially offset by a year-over-year reduction of the provision for taxes on distributions from foreign subsidiaries as a result of lower foreign cash positions, and reduction in the accrual of taxes for uncertain tax positions in the current year.

OPERATIONS REVIEW — ADVANCED PROCESS SOLUTIONS

	Year Ended September 30,
	2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$1,823.5	100.0	$1,269.8	100.0
Gross profit	651.5	35.7	438.4	34.5
Operating expenses	337.6	18.5	210.0	16.5
Amortization expense	44.2		17.6

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022

Net revenue increased $553.7 (44%) primarily driven by the impact of acquisitions ($456.8), favorable pricing, and higher aftermarket parts and service net revenue. Foreign currency impact decreased net revenue by 1%.

We expect future net revenue for Advanced Process Solutions to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment and solutions for customers. Though backlog can be an indicator of future net revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars. Order backlog increased $468.5 (34%) from $1,397.9 at September 30, 2022, to $1,866.4 at September 30, 2023. The increase in order backlog was primarily driven by acquisitions and a favorable foreign currency impact (5%). On a sequential basis, order backlog increased $262.4 (16%) to $1,866.4 at September 30, 2023, up from $1,604.0 at June 30, 2023, primarily due to acquisitions, partially offset by unfavorable foreign currency impact (3%).

Gross profit increased $213.1 (49%), primarily due to the impact of acquisitions, favorable pricing, productivity improvements, and higher volume, partially offset by cost inflation and an increase in inventory step-up costs related to acquisitions. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved 120 basis points to 35.7% in 2023, primarily due to the impact of acquisitions and favorable pricing, partially offset by cost inflation.

Advanced Process Solutions’ gross profit included inventory step-up costs related to acquisitions ($11.7 in 2023), business acquisition, divestiture, and integration costs ($0.5 in 2023 and $0.1 in 2022), restructuring and restructuring-related charges ($2.1 in 2022), and other one-time costs ($0.8 in 2022). Excluding these charges, adjusted gross profit increased $222.2 (50%) and adjusted gross profit margin improved 160 basis points to 36.4%.

Operating expenses increased $127.6 (61%), primarily driven by the impact of acquisitions, an increase in strategic investments, cost inflation, and an increase in business acquisition, divestiture, and integration costs. Operating expenses as a percentage of net revenue increased 200 basis points to 18.5%, primarily due to the impact of acquisitions, an increase in strategic investments, and inflation.

Operating expenses included business acquisition, divestiture, and integration costs ($8.1 in 2023 and $1.5 in 2022), restructuring and restructuring-related charges ($1.5 in 2023 and $0.1 in 2022), and other one-time costs including reserves against certain receivables ($2.6 in 2022). Excluding these items, adjusted operating expenses increased $122.1 (59%). Adjusted operating expenses as a percentage of net revenue increased 180 basis points to 18.0%.

Amortization expense increased $26.6 (151%), primarily due to the impact of acquisitions.

OPERATIONS REVIEW — MOLDING TECHNOLOGY SOLUTIONS

	Year Ended September 30,
	2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$1,002.5	100.0	$1,045.5	100.0
Gross profit	296.7	29.6	325.4	31.1
Operating expenses	140.0	14.0	139.7	13.4
Amortization expense	35.4		36.4

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022

Net revenue decreased $43.0 (4%), primarily driven by a decrease in hot runner equipment sales, partially offset by favorable pricing and higher aftermarket parts and service net revenue. Foreign currency impact decreased net revenue by 2%.

Order backlog decreased $130.9 (36%) from $364.1 at September 30, 2022, to $233.2 at September 30, 2023, primarily driven by the execution of existing backlog and a decrease in orders within our injection molding equipment product line. Foreign currency impact increased order backlog by 1%. On a sequential basis, order backlog decreased $33.2 (12%) to $233.2 at September 30, 2023, down from $266.4 at June 30, 2023. The decrease in order backlog was primarily driven by the execution of existing backlog.

Gross profit decreased $28.7 (9%) primarily due to cost inflation, unfavorable product mix, and a decrease in volume, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased gross profit by 2%. Gross profit margin decreased 150 basis points to 29.6% in 2023, primarily driven by cost inflation and unfavorable product mix, partially offset by favorable pricing and productivity improvements.

Molding Technology Solutions’ gross profit included restructuring and restructuring-related charges ($2.3 in 2023 and $0.1 in 2022) and business acquisition, divestiture, and integration costs ($0.7 in 2023 and $0.3 in 2022). Excluding these charges, adjusted gross profit decreased $26.2 (8%) and adjusted gross profit margin decreased 130 basis points to 29.9%.

Operating expenses increased $0.3, primarily due to cost inflation, partially offset by lower variable compensation. Foreign currency impact decreased operating expense by 5%. Operating expenses as a percentage of net revenue increased 60 basis points to 14.0%.

Operating expenses included business acquisition, divestiture, and integration costs ($1.8 in 2023 and $1.3 in 2022) and restructuring and restructuring-related charges ($1.1 in 2023 and $0.5 in 2022). Excluding these charges, adjusted operating expenses as a percentage of net revenue increased 50 basis points to 13.7%.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$61.1	2.2	$66.4	2.9
Business acquisition, divestiture, and integration costs	35.1	1.2	26.1	1.1
Restructuring and restructuring-related charges	0.2	—	0.8	—
Other	—	—	(0.3)	—
Operating expenses	$96.4	3.4	$93.0	4.0

Corporate operating expenses include the cost of providing management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, information technology, tax compliance, procurement, sustainability, and other public company support functions such as internal audit, investor relations, and financial reporting. Corporate operating expenses also include costs related to business acquisition, divestiture, and integration, which we incur as a result of our strategy to grow through selective acquisitions. Core operating expenses primarily represent corporate operating expenses excluding costs related to business acquisition, divestiture, and integration costs.

Business acquisition, divestiture, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisitions and divestitures) and integrating completed acquisitions.

As a result of classifying the historical Batesville reportable operating segment as a discontinued operation, certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to the historical Batesville reportable operating segment do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses for all periods presented preceding the sale. In addition, costs directly attributable to the historical Batesville reportable operating segment divestiture have been reflected in discontinued operations for the years ended September 30, 2023 and 2022.

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022

Operating expenses increased $3.4 (4%) in 2023, primarily due to an increase in business acquisition, divestiture, and integration costs, an increase in strategic investments, and cost inflation, partially offset by a decrease in variable compensation and prior year one-time expenses associated with the realignment of the executive management team that did not repeat in 2023. Operating expenses as a percentage of net revenue were 3.4%, an improvement of 60 basis points from the prior year.

Core operating expenses decreased $5.3 (8%) in 2023, primarily due to a decrease in variable compensation and prior year one-time expenses associated with the realignment of the executive management team that did not repeat in 2023, partially offset by an increase in strategic investments and cost inflation. Operating expenses as a percentage of net revenue were 2.2%, an improvement of 70 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA.

	Year Ended September 30,
	2023	2022
Consolidated net income	$576.7	$215.2
Interest expense, net	77.7	64.3
Income tax expense	102.8	84.0
Depreciation and amortization	125.6	98.6
Consolidated EBITDA	882.8	462.1
Income from discontinued operations (net of income tax expense)	(462.6)	(99.5)
Business acquisition, divestiture, and integration costs (1)	46.2	29.4
Restructuring and restructuring-related charges (2)	5.1	3.1
Inventory step-up costs related to acquisitions	11.7	—
Loss on divestiture (3)	—	3.1
Other	—	3.3
Adjusted EBITDA	$483.2	$401.5

(1)Business acquisition, divestiture, and integration costs during 2023 primarily included professional fees related to the Linxis, Peerless, and FPM acquisitions and professional fees and employee-related costs attributable to the integration of Milacron and Linxis. Business acquisition, divestiture, and integration costs during 2022 primarily included professional fees related to the Gabler, Herbold, and Linxis acquisitions and professional fees and employee-related costs attributable to the integration of Milacron and the divestiture of TerraSource.
(2)Restructuring and restructuring-related charges primarily included severance costs during 2023 and 2022.
(3)The amount during 2022 represents the loss on divestiture of TerraSource.

Consolidated net income for 2023 compared to 2022 increased $361.5 (168%). The increase was primarily driven by the increase in total income from discontinued operations, favorable pricing and productivity improvements, and an increase in demand for equipment within the Advanced Process Solutions reportable operating segment, partially offset by cost inflation, an increase in depreciation and amortization, an increase in strategic investments, an increase in business acquisition, divestiture, and integration costs, an increase in interest expense, and inventory step-up costs related to acquisitions. Foreign currency impact decreased consolidated net income $8.1.

Consolidated adjusted EBITDA for 2023 compared to 2022 increased $81.7 (20%). The increase was primarily driven by favorable pricing and productivity improvements and an increase in demand for equipment within the Advanced Process Solutions reportable operating segment, partially offset by cost inflation, and an increase in strategic investments. Foreign currency impact decreased consolidated adjusted EBITDA by $9.5.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months.  We describe actual results in generating and using cash by comparing 2023 to 2022.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.

We have taken proactive measures to maintain financial flexibility. We believe the Company ended the fiscal year with and continues to have sufficient liquidity to operate in the current business environment.

With respect to the Facility, as of September 30, 2023, the Company had an outstanding balance of $505.1. As of September 30, 2023, the Company had $19.8 in outstanding letters of credit issued and $475.1 of available borrowing capacity under the Facility, all of which was immediately available based on our most restrictive covenant. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Amended Credit Agreement, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of September 30, 2023, we had guarantee arrangements totaling $587.9, under which $326.9 was utilized for this purpose. These arrangements include the Amended L/G Agreement (defined below) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the Amended L/G Agreement by an additional €100, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of September 30, 2023, we had a transition tax liability of $11.2 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our international subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $193.2 at September 30, 2023. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

Leverage update

The Company’s net leverage (defined as debt, net of cash, to pro forma adjusted EBITDA) at September 30, 2023 was 3.2x. The Company remains committed to de-leveraging and intends to prioritize paying down its debt over the next twelve months.

Other activities

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $11.2 recorded as of September 30, 2023. The transition tax liability is expected to be paid over the next two years.

On December 2, 2021, the Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  As of September 30, 2023, we repurchased 4,143,000 shares under the December 2, 2021 share repurchase program for approximately $175.0 in the aggregate. At September 30, 2023, we had approximately $125.0 remaining for share repurchases under the existing authorization by the Board of Directors. No purchases of our common stock were made during the year ended September 30, 2023.

Our anticipated contribution to our defined benefit pension plans in 2024 is $10.9. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay approximately $15.6 in cash dividends each quarter in fiscal 2024 based on our outstanding common stock at September 30, 2023. We increased our quarterly dividend in 2023 to $0.2200 per common share from $0.2175 per common share paid in 2022.

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

Key Liquidity Events

Amendments to current financing agreements

On June 21, 2023, the Company entered into Amendment No. 1 the Credit Agreement (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement includes, among other changes, establishment of a euro-denominated, delayed-draw term loan facility available to the Company’s wholly owned subsidiary, Hillenbrand Switzerland GmbH, in an initial aggregate principal amount of up to €185 (the “€185 Term Loan”) and the inclusion of requirements that would be triggered by a Collateral Springing Event.

On June 22, 2023, the Company entered into an Amendment and Restatement Agreement (as amended, the “Amended L/G Agreement”), which amends and restates the L/G Facility Agreement. The Amended L/G Agreement includes, among other changes, an increase in the facility from €225 to €325 and the inclusion of requirements that would be triggered by a Collateral Springing Event. See Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details on these amendments.

Cash Flows

	Year Ended September 30,
(in millions)	2023	2022	2021
Cash flows provided by (used in):
Operating activities from continuing operations	$207.0	$63.3	$362.7
Investing activities from continuing operations	(722.3)	(131.7)	137.6
Financing activities from continuing operations	693.4	(244.2)	(523.3)
Net cash flows from discontinued operations	(144.4)	116.1	154.1
Effect of exchange rate changes on cash and cash equivalents	(21.1)	(16.8)	8.0
Net cash flows	$12.6	$(213.3)	$139.1

Operating Activities

Operating activities provided $207.0 of cash during 2023, and provided $63.3 of cash during 2022, a $143.7 (227%) increase.  The increase in operating cash flow was primarily due to favorable timing of working capital requirements related to large plastics projects and a decrease in inventory.

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

Investing Activities

The $590.6 decrease in net cash flows from investing activities during 2023 was primarily due to the acquisitions of FPM, Linxis and Peerless, and an increase in capital expenditures, partially offset by the proceeds received on the divestiture of the historical Batesville reportable operating segment. See Notes 4 and 5 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information on these acquisitions and divestitures.

Financing Activities

Cash provided by financing activities was largely impacted by net borrowing activity and share repurchases. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Daily borrowing and repayment activity under the Amended Credit Agreement may fluctuate significantly between periods as we fulfill the capital needs of our business units. Cash provided by financing activities during 2023 was $693.4, an increase of $937.6 from 2022. The increase was primarily due to higher borrowing activity to fund acquisitions, partially offset by a decreases in repurchases of common stock.

We returned $61.3 to shareholders in 2023 in the form of quarterly dividends compared to $62.0 in 2022.  We increased our quarterly dividend in 2023 to $0.2200 per common share from $0.2175 paid during 2022.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees as of September 30, 2023 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations not quantified and disclosed elsewhere in this Form 10-K as of September 30, 2023.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable and other obligations we have already incurred, have recorded, and disclosed in the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on financing agreements (1)	375.1	106.2	177.6	59.6	31.7
Purchase obligations (2)	383.7	364.0	18.7	0.9	0.1
Other obligations (3)	49.9	35.0	8.7	2.0	4.2
Total contractual obligations (4)(5)	$808.7	$505.2	$205.0	$62.5	$36.0

(1)Cash obligations for interest requirements relate to our fixed-rate debt obligations at the contractual rates as of September 30, 2023.
(2)Agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(3)Primarily includes estimated payments for amounts payable to a financial institution in connection with a trade receivables financing arrangement, transition tax liability, the estimated liquidation of liabilities related to both our self-insurance reserves, and severance payments.
(4)We have excluded from the table our $38.9 liability related to uncertain tax positions as the current portion is not significant and we are not able to reasonably estimate the timing of the long-term portion.
(5)See Notes 6, 7, and 8 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for lease, financing, and pension obligations, respectively.

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

	September 30, 2023	September 30, 2022
Combined Balance Sheets Information:
Current assets (1)	$2,710.8	$2,590.3
Non-current assets	3,533.3	2,656.1
Current liabilities	985.1	623.2
Non-current liabilities	1,583.5	1,289.6

	Year Ended September 30, 2023	Year Ended September 30, 2022
Combined Statements of Operations Information:
Net revenue (2)	$441.5	$1,042.0
Gross profit	93.0	353.5
Net income attributable to Obligors	223.2	396.7

(1) Current assets include intercompany receivables from non-guarantors of $2,070.6 and $1,868.7 as of September 30, 2023 and September 30, 2022, respectively.
(2) Net revenue includes intercompany sales with non-guarantors of $5.0 and $32.2 for the years ended September 30, 2023 and 2022, respectively.

Recently Issued and Adopted Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, none of which has or is expected to have a material impact on the Consolidated Financial Statements.

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

We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel.  While these materials are typically available from multiple suppliers, commodity raw materials are subject to market price fluctuations.  We generally buy these commodities based upon market prices that are established with the supplier as part of the purchasing process.  We generally attempt to obtain firm pricing from our larger suppliers for volumes consistent with planned production.  To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or if our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain supply chain efficiencies, including as a result of current global supply chain disruptions, to offset increases in commodity costs.

At September 30, 2023, our variable rate debt obligations were $892.6, which included borrowings on the Facility. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest that is based upon, at the Company’s option, (A) if denominated in US dollars, at the Term SOFR Rate or the Alternate Base Rate (each as defined in the Amended Credit Agreement), (B) if denominated in Japanese Yen, Canadian dollars or Euros, at rates based on the rates offered for deposits in the applicable interbank markets for such currencies and (C) if denominated in Pounds Sterling or Swiss Francs, at SONIA and SARON, respectively (each as defined in the Credit Agreement), plus, in each case, a margin based on the Company’s leverage ratio. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed borrowings under our variable rate debt obligations remained unchanged for the next fiscal year, a one percentage point change in the related interest rates would decrease or increase our annual interest expense by approximately $8.9.

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

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  The aggregate notional amount of all derivative instruments was $164.6 and $156 at September 30, 2023 and 2022, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $1.5 and $2.6 (included in prepaid expenses and other current assets) and liabilities of $1.7 and $8.0 (included in other current liabilities and other long-term liabilities) at September 30, 2023 and 2022, respectively. The fair value of these financial instruments would hypothetically change by $1.2 and $7.6 as of September 30, 2023 and 2022, respectively, if there were a 10% movement in end-of-period market rates.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our Consolidated Balance Sheets.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation or depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of $122.0 and $118.6 as of September 30, 2023 and 2022, respectively.

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

Management has excluded Linxis, Peerless, and FPM from its assessment of internal controls over financial reporting as of September 30, 2023, because the Company acquired Linxis effective October 6, 2022, Peerless effective December 1, 2022, and FPM effective September 1, 2023. Linxis, Peerless, and FPM are included in the 2023 consolidated financial statements of Hillenbrand, Inc. and constituted approximately 35% of total consolidated assets as of September 30, 2023 and approximately 15% of total consolidated net revenue for the year then ended.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2023.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hillenbrand, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hillenbrand, Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hillenbrand, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LINXIS Group SAS (Linxis), Peerless Food Equipment (Peerless), and Schenck Process Food and Performance Materials (FPM), which are included in the 2023 consolidated financial statements of Hillenbrand, Inc. and constituted approximately 35% of total consolidated assets as of September 30, 2023 and approximately 15% of total consolidated net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Linxis, Peerless, and FPM.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and consolidated financial statement schedule listed in the Index at Item 15(a)(2), and our report dated November 15, 2023, expressed an unqualified opinion thereon.

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
November 15, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hillenbrand, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hillenbrand, Inc. (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and consolidated financial statement schedule listed in the Index at Item 15(a)(2) (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 15, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Over Time Revenue Recognition for Long-Term Manufacturing Contracts
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, $939.8 million of the Company’s total net revenue for the year ended September 30, 2023, relates to net revenue recognized over time from long-term manufacturing contracts and is based on the cost-to-cost input method. Under this method, the Company recognizes net revenue, cost of goods sold and gross margin over time based on costs incurred to date relative to total estimated cost at completion.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s process to recognize net revenue over time on long-term manufacturing contracts, including internal controls over management’s review of the significant underlying assumptions described above.

Our audit procedures also included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management's calculations. This included, for example, inspection of the executed contract and testing management’s cost estimates by comparing the inputs to the Company’s historical data or experience for similar contracts, the performance of sensitivity analyses and the performance of retrospective review analysis of prior management cost estimates to actual costs incurred for completed contracts. Additionally, procedures were performed to evaluate the timely identification of circumstances which may warrant a modification to a previous cost estimate, including changes in the Company’s internal and subcontractor performance trends.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets Impairment for the Reporting Units within the Molding Technology Solutions reportable operating segment
Description of the Matter
At September 30, 2023, the Company has $633.2 million and $112.1 million of goodwill and indefinite-lived intangible assets, respectively, within the Molding Technology Solutions reportable operating segment. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment annually on July 1st, or more frequently upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the reporting unit or indefinite-lived intangible asset may have decreased below the carrying value. The Company’s annual impairment test on July 1, 2023, did not result in an impairment of goodwill or indefinite-lived intangible assets for any of the Company’s reporting units.

Auditing management’s annual goodwill and indefinite-lived intangible assets impairment test on July 1, 2023, related to the reporting units and indefinite-lived intangible assets within the Molding Technology Solutions reportable operating segment was challenging due to the complexity of forecasting the long-term cash flows of these reporting units and related indefinite-lived intangible assets and the significant estimation uncertainty of certain assumptions included within such forecasts. The significant estimation uncertainty was primarily due to the sensitivity of the reporting units’ and related indefinite-lived intangibles assets’ fair value to changes in the significant assumptions used in the income approach and the related relief-from-royalty approach, as applicable, such as forecasted net revenue, earnings before income taxes, depreciation and amortization (EBITDA) margins, discount rates, and royalty rates. These significant assumptions require a high degree of estimation and judgment based on an evaluation of historical performance, current and forecasted industry trends, and macroeconomic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s annual goodwill and indefinite-lived intangible assets impairment process, including internal controls over management’s review of the significant assumptions described above as well as internal controls over management’s review of its financial forecasts and carrying values of its reporting units and indefinite-lived intangible assets.

To test the estimated fair value of the reporting units and indefinite-lived intangible assets within the Molding Technology Solutions reportable operating segment, we performed audit procedures that included, among others, using an internal valuation specialist to assist in our evaluation of the methodologies and certain significant assumptions used by the Company, specifically the discount rates. We assessed the reasonableness of the Company’s assumptions around forecasted net revenue, EBITDA margins, discount rates, and royalty rates by comparing those assumptions to recent historical performance, current and forecasted economic and industry trends, recent transactions and financial forecasts. We also assessed the reasonableness of estimates included in the Company’s financial forecasts by evaluating how such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy of forecasting net revenue and EBITDA margins by comparing past forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the reporting units and indefinite-lived intangible assets fair value calculations.

Valuation of the Customer Relationships Intangible Assets Acquired in the LINXIS Group SAS (Linxis) and Schenck Food and Performance Materials (FPM) Business Combinations
Description of the Matter
As described in Note 5 of the consolidated financial statements, the Company completed its acquisitions of Linxis and FPM for a total purchase price of $590.8 million and $748.7 million, respectively. The acquisitions were accounted for as business combinations in accordance with Accounting Standards Codification Topic 805, Business Combinations. The consideration paid in the acquisitions must be allocated to the acquired assets and liabilities assumed generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill.

Auditing the Company’s accounting for its acquisitions of Linxis and FPM was complex primarily due to the significant estimation uncertainty involved in estimating the fair value of the customer relationships intangible assets. The total fair value ascribed to the customer relationships intangible assets for the Linxis and FPM acquisitions was $211.1 million and $290.0 million, respectively. The Company used the multi-period excess earnings method to value the customer relationships intangible assets. The significant assumptions used to estimate the fair value of customer relationships included the forecasted net revenue growth, EBITDA margin, and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for the Linxis and FPM acquisitions, including internal controls over the recognition and measurement of the customer relationships intangible assets and management's judgements and evaluation over the underlying assumptions with regard to the valuation model applied. We also tested management’s internal controls to validate that the data used in the valuation models was complete and accurate.

To test the estimated fair value of the acquired customer relationships intangible assets, our audit procedures included, among others, assessing the appropriateness of the valuation methodology used, evaluating the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For the forecasted net revenue growth and EBITDA margins, we compared the financial projections to current industry and economic trends, the historic financial performance of the acquired businesses, the Company’s history with other acquisitions, and forecasted performance of guideline public companies. We also performed sensitivity analyses to evaluate the changes in the fair value of the customer relationship intangible assets that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the methodologies used to estimate the fair value of the customer relationships intangible assets and to test certain significant assumptions, including the discount rate, which included comparison of the selected discount rates to the acquired business’ weighted average cost of capital, an evaluation of the relationships of the weighted average cost of capital, internal rate of return and weighted-average return on assets, and consideration of guideline public company benchmarking analyses reflecting the composition of purchase prices for similar transactions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Cincinnati, Ohio
November 15, 2023

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2023	2022	2021
Net revenue	$2,826.0	$2,315.3	$2,241.4
Cost of goods sold	1,877.8	1,551.5	1,509.1
Gross profit	948.2	763.8	732.3
Operating expenses	574.0	442.7	451.6
Amortization expense	79.6	54.0	55.7
Loss (gain) on divestitures	—	3.1	(67.1)
Impairment charges	—	—	11.2
Interest expense, net	77.7	64.3	74.3
Income before income taxes	216.9	199.7	206.6
Income tax expense	102.8	84.0	78.6
Income from continuing operations	114.1	115.7	128.0
Income from discontinued operations (net of income tax expense)	19.5	99.5	127.2
Gain on divestiture of discontinued operations (net of income tax expense)	443.1	—	—
Total income from discontinued operations	462.6	99.5	127.2
Consolidated net income	576.7	215.2	255.2
Less: Net income attributable to noncontrolling interests	7.0	6.3	5.3
Net income attributable to Hillenbrand	$569.7	$208.9	$249.9

Earnings per share
Basic earnings per share
Income from continuing operations attributable to Hillenbrand	$1.53	$1.52	$1.64
Income from discontinued operations	6.63	1.39	1.70
Net income attributable to Hillenbrand	$8.16	$2.91	$3.34
Diluted earnings per share
Income from continuing operations attributable to Hillenbrand	$1.53	$1.51	$1.63
Income from discontinued operations	6.60	1.38	1.68
Net income attributable to Hillenbrand	$8.13	$2.89	$3.31
Weighted-average shares outstanding — basic	69.8	71.7	74.9
Weighted-average shares outstanding — diluted	70.1	72.2	75.4

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2023	2022	2021
Consolidated net income	$576.7	$215.2	$255.2
Other comprehensive income (loss), net of tax
Currency translation	6.5	(129.0)	34.1
Pension and postretirement	(1.7)	16.4	20.4
Change in net unrealized gain on derivative instruments	3.6	1.1	1.9
Total other comprehensive income (loss), net of tax	8.4	(111.5)	56.4
Consolidated comprehensive income	585.1	103.7	311.6
Less: Comprehensive income attributable to noncontrolling interests	6.9	4.1	5.2
Comprehensive income attributable to Hillenbrand	$578.2	$99.6	$306.4

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$242.9	$232.2
Trade receivables, net	398.7	252.9
Receivables from long-term manufacturing contracts	260.2	213.3
Inventories	592.6	485.6
Prepaid expenses and other current assets	113.2	102.8
Current assets held for sale	—	116.1
Total current assets	1,607.6	1,402.9
Property, plant, and equipment, net	320.7	231.9
Operating lease right-of-use assets	111.3	87.9
Intangible assets, net	1,377.1	808.0
Goodwill	2,028.1	1,151.1
Other long-term assets	102.9	80.4
Long-term assets held for sale	—	105.3
Total Assets	$5,547.7	$3,867.5

LIABILITIES
Current Liabilities
Trade accounts payable	$451.5	$371.0
Liabilities from long-term manufacturing contracts and advances	388.5	290.3
Current portion of long-term debt	19.7	—
Accrued compensation	99.6	97.0
Other current liabilities	331.7	205.7
Current liabilities held for sale	—	113.8
Total current liabilities	1,291.0	1,077.8
Long-term debt	1,990.4	1,222.1
Accrued pension and postretirement healthcare	101.4	101.3
Operating lease liabilities	88.1	70.5
Deferred income taxes	351.2	210.2
Other long-term liabilities	62.7	51.8
Long-term liabilities held for sale	—	25.8
Total Liabilities	3,884.8	2,759.5

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 69.9 and 68.9 shares outstanding)	—	—
Additional paid-in capital	709.5	723.8
Retained earnings	1,319.6	812.0
Treasury stock (5.9 and 6.9 shares), at cost	(251.7)	(297.3)
Accumulated other comprehensive loss	(147.1)	(155.6)
Hillenbrand Shareholders’ Equity	1,630.3	1,082.9
Noncontrolling interests	32.6	25.1
Total Shareholders’ Equity	1,662.9	1,108.0

Total Liabilities and Equity	$5,547.7	$3,867.5
 See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2023	2022	2021
Operating activities from continuing operations
Consolidated net income	$576.7	$215.2	$255.2
Adjustments to reconcile consolidated net income to cash provided by operating activities from continuing operations:
Total income from discontinued operations (net of income tax expense)	(462.6)	(99.5)	(127.2)
Depreciation and amortization	125.6	98.6	104.6
Impairment charges	—	—	11.2
Deferred income taxes	(5.6)	12.5	(7.9)
Amortization of deferred financing costs	3.8	3.6	7.2
Share-based compensation	18.8	19.0	17.4
Loss (gain) on divestitures	—	3.1	(67.1)
Trade receivables and receivables from long-term manufacturing contracts	(30.8)	(124.2)	(17.5)
Inventories	57.2	(115.7)	(30.2)
Prepaid expenses and other current assets	19.5	(24.0)	(1.3)
Trade accounts payable	(14.7)	95.0	80.8
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(95.8)	(9.5)	141.9
Income taxes payable	29.4	6.7	(2.6)
Accrued pension and postretirement	(9.4)	(9.5)	(9.4)
Other, net	(5.1)	(8.0)	7.6
Net cash provided by operating activities	207.0	63.3	362.7

Investing activities from continuing operations
Capital expenditures	(69.3)	(38.3)	(28.2)
Proceeds from sales of property, plant, and equipment	0.8	1.7	—
Acquisitions of businesses, net of cash acquired	(1,350.9)	(90.6)	—
Proceeds from divestitures, net of cash divested	696.7	(4.5)	165.8
Other, net	0.4	—	—
Net cash (used in) provided by investing activities	(722.3)	(131.7)	137.6

Financing activities from continuing operations
Proceeds from issuance of long-term debt	401.4	—	350.0
Repayments of long-term debt	(107.5)	—	(688.8)
Proceeds from revolving credit facility	1,467.4	83.0	395.0
Repayments on revolving credit facility	(1,009.4)	(74.3)	(395.0)
Payment of deferred financing costs	(3.3)	(3.7)	(5.4)
Payment of dividends on common stock	(61.3)	(62.0)	(64.0)
Repurchases of common stock	—	(203.9)	(121.1)
Proceeds from stock option exercises and other	21.0	25.3	13.1
Payments for employee taxes on net settlement equity awards	(12.7)	(7.0)	(3.5)
Other, net	(2.2)	(1.6)	(3.6)
Net cash provided by (used in) financing activities	693.4	(244.2)	(523.3)
Cash provided by (used in) continuing operations	178.1	(312.6)	(23.0)

Cash (used in) provided by discontinued operations:
Operating cash flows	(136.8)	127.8	165.7
Investing cash flows	(7.6)	(11.7)	(11.6)
Total cash (used in) provided by discontinued operations	(144.4)	116.1	154.1
Effect of exchange rates on cash and cash equivalents	(21.1)	(16.8)	8.0

Net cash flows	12.6	(213.3)	139.1

Cash, cash equivalents, restricted cash, and cash and cash equivalents held for sale:
At beginning of period	237.6	450.9	311.8
At end of period	$250.2	$237.6	$450.9

Cash paid for interest	$80.6	$62.6	$63.2
Cash paid for income taxes	$238.6	$71.5	$93.2
See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2020	75.8	$723.6	$481.4	1.0	$(43.2)	$(102.8)	$20.4	$1,079.4
Total other comprehensive income (loss), net of tax	—	—	—	—	—	56.5	(0.1)	56.4
Net income	—	—	249.9	—	—	—	5.3	255.2
Issuance/retirement of stock for stock awards/options	—	(19.0)	—	(0.7)	28.6	—	—	9.6
Share-based compensation	—	19.7	—	—	—	—	—	19.7
Purchases of common stock	—	—	—	2.8	(121.1)	—	—	(121.1)
Dividends ($0.8600 per share)	—	1.1	(65.1)	—	—	—	(3.0)	(67.0)
Balance at September 30, 2021	75.8	725.4	666.2	3.1	(135.7)	(46.3)	22.6	1,232.2
Total other comprehensive loss, net of tax	—	—	—	—	—	(109.3)	(2.2)	(111.5)
Net income	—	—	208.9	—	—	—	6.3	215.2
Issuance/retirement of stock for stock awards/options	—	(24.0)	—	(1.0)	42.3	—	—	18.3
Share-based compensation	—	21.3	—	—	—	—	—	21.3
Purchases of common stock	—	—	—	4.8	(203.9)	—	—	(203.9)
Dividends ($0.8700 per share)	—	1.1	(63.1)	—	—	—	(1.6)	(63.6)
Balance at September 30, 2022	75.8	723.8	812.0	6.9	(297.3)	(155.6)	25.1	1,108.0
Total other comprehensive income (loss), net of tax	—	—	—	—	—	8.5	(0.1)	8.4
Net income	—	—	569.7	—	—	—	7.0	576.7
Issuance/retirement of stock for stock awards/options	—	(37.3)	—	(1.0)	45.6	—	—	8.3
Share-based compensation	—	22.2	—	—	—	—	—	22.2
Dividends ($0.8800 per share)	—	0.8	(62.1)	—	—	—	(1.6)	(62.9)
Acquisition of noncontrolling interest	—	—	—	—	—	—	3.0	3.0
Purchase of noncontrolling interest	—	—	—	—	—	—	(0.8)	(0.8)
Balance at September 30, 2023	75.8	$709.5	$1,319.6	5.9	$(251.7)	$(147.1)	$32.6	$1,662.9

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

1.              Background

Hillenbrand, Inc. (“Hillenbrand” or the “Company”) is a global industrial company that provides highly-engineered processing equipment and solutions to customers around the world. Our portfolio is composed of leading industrial brands that serve large, attractive end markets, including durable plastics, food, and recycling. Guided by our Purpose, Shape What Matters For Tomorrow™, we pursue excellence, collaboration, and innovation to shape solutions that best serve our people, our customers, and our communities. Customers choose Hillenbrand due to our reputation for designing, manufacturing, and servicing highly-engineered, mission-critical equipment and solutions that meet their unique and complex processing requirements.

On February 1, 2023, the Company completed the divestiture of its historical Batesville reportable operating segment (“Batesville”) to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, subject to customary post-closing adjustments, and including an $11.5 subordinated note.

This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Accordingly, the operating results and cash flows related to Batesville have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that were divested were classified within the Consolidated Balance Sheets as held for sale in the periods preceding the divestiture. Unless otherwise noted, discussion within the notes to the Consolidated Financial Statements relates to continuing operations only and excludes Batesville. See Note 4 for additional information on this divestiture.

The Company is providing, and will continue to provide, certain transition services to Batesville for applicable fees that are not material to the Company. The transition services vary in duration depending upon the type of service provided.

As a result of the divestiture of Batesville, Hillenbrand is now composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions.  Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Key technologies within the Advanced Process Solutions portfolio include compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies.

2.             Summary of Significant Accounting Policies

Basis of presentation — The accompanying Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries, as well as four subsidiaries where the Company’s ownership percentage is less than 100%.  The portion of the businesses that are not owned by the Company is presented as noncontrolling interests within shareholders’ equity in the Consolidated Balance Sheets.  Income attributable to the noncontrolling interests is separately reported within the Consolidated Statements of Operations.  All significant intercompany accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to the current presentation.

Use of estimates — The Company prepared the Consolidated Financial Statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the reporting period.  The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events may cause actual results to differ from management’s estimates.

Foreign currency translation — The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive loss in shareholders’ equity in the Consolidated Balance Sheets.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in operating expenses, net within the Consolidated Statements of Operations when the transaction is settled.

Cash and cash equivalents and restricted cash include short-term investments with original maturities of three months or less.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents and restricted cash are valued at cost, which approximates their fair value.

The following table provides a reconciliation of cash and cash equivalents, restricted cash, cash and cash equivalents held for sale reported within the Consolidated Balance Sheets that sum to the total of the same amounts show in the Consolidated Statements of Cash Flows:

	September 30,
	2023	2022
Cash and cash equivalents	$242.9	$232.2
Short-term restricted cash included in other current assets	7.3	3.5
Cash and cash equivalents held for sale	—	1.9
Total cash, cash equivalents, restricted cash and cash and cash equivalents held for sale shown in the Consolidated Statements of Cash Flows	$250.2	$237.6

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for credit losses is a best estimate of the amount of probable credit losses and collection risk in the existing trade receivables portfolio. Account balances are charged against the allowance when the Company believes it is probable the trade receivables will not be recovered. The Company generally holds trade receivables until they are collected. At September 30, 2023 and 2022, the Company had an allowance for credit losses against trade receivables of $10.1 and $6.4, respectively.

Inventories are generally valued at the lower of cost or net realizable value, unless the inventories are acquired in a business combination, at which time it is recorded at fair value. See Note 5 for additional information. Costs of inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods. Inventories are comprised of the following amounts at:

	September 30,
	2023	2022
Raw materials and components	$285.2	$210.1
Work in process	135.0	107.9
Finished goods	172.4	167.6
Total inventories	$592.6	$485.6

Property, plant, and equipment are carried at cost less accumulated depreciation, unless the property, plant and equipment is acquired in a business combination, at which time is recorded at fair value. See Note 5 for additional information on current year business combinations. Depreciation is computed using principally the straight-line method based on estimated useful lives of three to 50 years for buildings and improvements and three to 25 years for machinery and equipment. Major improvements that extend the useful lives of such assets are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected within operating expenses, net on the Consolidated Statements of Operations. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset (i.e. fair value) are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. There was no impairment loss during the years ended September 30, 2023, 2022, or 2021. Total depreciation expense for the years ended September 30, 2023, 2022, and 2021 was $42.1, $41.7, and $46.2, respectively. Property, plant, and equipment are summarized as follows at:

	September 30, 2023		September 30, 2022
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$31.1	$(1.3)	$22.2	$(1.4)
Buildings and building equipment	144.5	(46.1)	109.5	(38.5)
Machinery and equipment	371.8	(179.3)	297.8	(157.7)
Total	$547.4	$(226.7)	$429.5	$(197.6)

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

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the years ended September 30, 2023 and 2022:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance September 30, 2021	$484.9	$675.4	$1,160.3
Acquisitions (1)	74.9	—	74.9
Foreign currency adjustments	(43.8)	(40.3)	(84.1)
Balance September 30, 2022	516.0	635.1	1,151.1
Acquisitions (2)	859.4	—	859.4
Acquisition measurement period adjustments	(38.9)	—	(38.9)
Foreign currency adjustments	58.4	(1.9)	56.5
Balance September 30, 2023	$1,394.9	$633.2	$2,028.1

(1)See Note 5 for further information on the acquisitions of Gabler Engineering GmbH and affiliate (“Gabler”) and Herbold Meckesheim GmbH (“Herbold”).
(2)See Note 5 for further information on the acquisitions of LINXIS Group SAS (“Linxis”), the Peerless Food Equipment business (“Peerless”), and the Schenck Process Food and Performance Materials (“FPM”) business

Annual impairment assessment

Testing for impairment of goodwill and indefinite-lived intangible assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the asset or reporting unit may have decreased below the carrying value.

The Company performed its annual July 1 goodwill and indefinite-lived intangible asset impairment assessments for all reporting units. For all reporting units, the fair value was determined to exceed the carrying value, resulting in no impairment to goodwill as part of this test for the years ended September 30, 2023 and 2022. As a result of the Milacron acquisition in fiscal 2020 and the impact of macroeconomic conditions, there is less cushion, or headroom, for the reporting units with the Molding Technology Solutions reportable operating segment. The estimated fair value, as calculated at July 1, 2023, for all three reporting units within the Molding Technology Solutions reportable operating segment ranged from approximately 10% to 28% greater than their carrying value (13% to 54% at the previous impairment assessment date).

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

Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which the Company expects to receive future economic benefits from these intangible assets.  The Company assesses the carrying value of indefinite-lived trade names annually, or more often if events or changes in circumstances indicate there may be impairment. Estimated amortization expense related to intangible assets for the next five years is: $102.7 in 2024, $99.8 in 2025, $99.1 in 2026, $99.0 in 2027, and $99.0 in 2028. Intangible assets are summarized as follows at:

	September 30, 2023		September 30, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	1,290.2	(291.4)	739.6	(221.1)
Technology, including patents	192.3	(83.1)	132.9	(68.4)
Software	41.7	(31.7)	34.4	(27.0)
Trade Names	41.9	(4.2)	—	—
	1,566.1	(410.4)	906.9	(316.5)
Indefinite-lived assets:
Trade names	221.4	—	217.6	—

Total	$1,787.5	$(410.4)	$1,124.5	$(316.5)

Finite-lived intangible assets, net of $740.0 and $136.8 are included in the Advanced Process Solutions reportable operating segment at September 30, 2023 and 2022, respectively. Indefinite-lived intangible assets of $109.3 and $105.5 are included in the Advanced Process Solutions reportable operating segment at September 30, 2023 and 2022, respectively. The net change in intangible assets in the Advanced Process Solutions reportable operating segment during the years ended September 30, 2023 and 2022, was driven primarily by acquisitions, amortization, and foreign currency adjustments. Finite-lived intangible assets, net of $412.9 and $450.3 are included in the Molding Technology Solutions reportable operating segment at September 30, 2023 and 2022, respectively. Indefinite-lived intangible assets of $112.1 are included in the Molding Technology Solutions reportable operating segment at both September 30, 2023 and 2022. The net change in intangible assets in the Molding Technology Solutions reportable operating segment during the years ended September 30, 2023 and 2022, was driven primarily by amortization and foreign currency adjustments.

Annual impairment assessment

As a result of the required annual impairment assessment performed in the fourth quarter of 2023 and 2022, as discussed in the goodwill section above, the fair value of indefinite-lived trade names was determined to exceed the carrying value for all indefinite-lived trade names, resulting in no impairment to indefinite-lived trade names as a result of the annual impairment tests during the years ended September 30, 2023 and 2022. The key assumptions used to determine the fair value of the Company’s indefinite-lived trade names are consistent with those described in the Goodwill section above, with the exception of the royalty rate utilized in the relief-from-royalty method, which ranged from 0.5% to 3.0%.

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

Pension benefit plans — The Company sponsors retirement benefit plans covering some of our employees. The funded status of the Company’s retirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date. For defined benefit retirement plans, the benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates. The Company recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of net pension (benefit) costs are recorded ratably on a quarterly basis.

Treasury stock consists of the Company’s common shares that have been issued but subsequently reacquired.  The Company accounts for treasury stock purchases under the cost method.  When these shares are reissued, the Company uses an average-cost method to determine cost.  Proceeds in excess of cost are credited to additional paid-in capital.

There were no shares repurchased during the year ended September 30, 2023. During the year ended September 30, 2022, the Company repurchased 4,767,000 shares for $203.9 in the aggregate. Such shares were classified as treasury stock. During the years ended September 30, 2023, 2022, and 2021, there were shares of approximately 1,000,000, 1,000,000, and 700,000, respectively, issued from treasury stock under stock compensation programs.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued or outstanding at September 30, 2023 and 2022.

Accumulated other comprehensive loss — Includes all changes in Hillenbrand shareholders’ equity during the period except those that resulted from investments by or distributions to shareholders. Accumulated other comprehensive loss was comprised of the following amounts as of:

	September 30,
	2023	2022
Currency translation	$(107.1)	$(113.7)
Pension and postretirement (net of taxes of $11.5 and $11.9)	(34.5)	(32.8)
Unrealized loss on derivative instruments (net of taxes of $0.7 and $1.2)	(5.5)	(9.1)
Accumulated other comprehensive loss	$(147.1)	$(155.6)

Revenue recognition — Net revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services and is recognized when performance obligations are satisfied under the terms of contracts with customers.

A performance obligation is deemed to be satisfied by the Company when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of the performance obligation, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as sales discounts and sales incentives, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. We estimate these allowances using the expected value method, which is based upon historical rates and projections of customer purchases toward contractual rebate or incentive thresholds. If a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation; however, these situations do not occur frequently and are not material to the Consolidated Financial Statements, as our contracts generally include one performance obligation for the transfer of goods or services.

The timing of revenue recognition for the contract’s performance obligation is either over time or at a point in time. We recognize revenue over time for contracts that have an enforceable right to collect payment for performance completed to date upon customer cancellation and provide one or more of the following: (i) service over a period of time, (ii) highly customized equipment, or (iii) parts which are highly engineered and have no alternative use. Net revenue generated from standard equipment and highly customized equipment or parts contracts without an enforceable right to payment for performance completed to date, as well as net revenue from non-specialized parts sales, is recognized at a point in time.

We use the input method of “cost-to-cost” to recognize net revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenue is largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and incentive and award provisions associated with technical performance clauses. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Net revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term manufacturing contracts are recognized immediately when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes designed to reduce the risk of contract losses.

Standalone service net revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Standalone service revenue is not material to the Company.

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

The timing of revenue recognition, billings, and cash collections can result in trade receivables, advance payments, and billings in excess of net revenue recognized. Customer receivables include amounts billed and currently due from customers and are included in trade receivables, net, as well as unbilled amounts (contract assets) which are included in receivables from long-term manufacturing contracts on the Consolidated Balance Sheets. Amounts are billed in accordance with contractual terms or as work progresses in accordance with contractual terms. Unbilled amounts arise when the timing of billing differs from the timing of net revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method is used and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to payment in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the net revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract.

Advance payments and billings in excess of net revenue recognized are included in liabilities from long-term manufacturing contracts and advances on the Consolidated Balance Sheets. Advance payments and billings in excess of net revenue recognized represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. Billings in excess of net revenue recognized primarily relate to performance obligations satisfied over time when the cost-to-cost method is used and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. Contract liabilities become unrecognized when net revenue is recognized and the performance obligation is satisfied.

The balance in receivables from long-term manufacturing contracts at September 30, 2023 and 2022 was $260.2 and $213.3, respectively. The change was driven by acquisitions and the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at September 30, 2023 and 2022 was $388.5 and $290.3, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the years ended September 30, 2023 and 2022 related to liabilities from long-term manufacturing contracts and advances as of September 30, 2022 and 2021 was $218.5 and $203.8, respectively. During the years ended September 30, 2023, 2022, and 2021, the adjustments related to performance obligations satisfied in previous periods were immaterial.

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

Research and development costs are expensed as incurred as a component of operating expenses and were $25.4, $19.8, and $20.3 for the years ended September 30, 2023, 2022, and 2021, respectively.

Warranty costs — The Company records the estimated warranty cost of a product at the time net revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections. The Company’s warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold. The Company engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $35.8 and $22.4 as of September 30, 2023 and 2022, respectively. Warranty costs are recorded as a component of cost of goods sold and were $15.2, $10.6, and $13.3 during the years ended September 30, 2023, 2022, and 2021, respectively.

Income taxes — The Company establishes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined in part based on the differences between the accounting treatment of tax assets and liabilities under GAAP and the tax basis of assets and liabilities using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in statutory tax rates on deferred tax assets and liabilities is recognized in consolidated net income in the period that includes the enactment date. The Company continues to assert that most of the cash at its foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been recorded in the Consolidated Financial

Statements, as the Company does not intend, nor does the Company foresee a need, to repatriate these funds. The Company continues to actively evaluate its global capital deployment and cash needs.

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

The aggregate notional amount of all derivative instruments was $164.6 and $156.0 at September 30, 2023 and 2022, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $1.5 and $2.6 (included in prepaid expenses and other current assets) and liabilities of $1.7 and $8.0 (included in other current liabilities and other long-term liabilities) at September 30, 2023 and 2022, respectively. See Note 14 for additional information on the fair value of the Company’s derivative instruments.

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

Other financial instruments — The Company has a trade receivables financing arrangement (the “Arrangement”) with a financial institution (the “Factor”). In accordance with Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, this Arrangement is not deemed a true sale, as the Company retains effective control over the transferred trade receivables. As such, the Company continues to report the transferred financial assets as trade receivables on the Consolidated Balance Sheet with no change in the assets’ measurement, and recorded the amounts payable to the Factor as secured borrowings. As of September 30, 2023, the Company’s secured borrowing (liability) under this arrangement was $20.9, which is included in other current liabilities in the Consolidated Balance Sheet. This Arrangement did not exist at September 30, 2022.

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

Business acquisition and integration costs are expensed as incurred and are reported as a component of cost of goods sold and operating expenses depending on the nature of the cost.  The Company defines these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with investigating opportunities (including acquisition and divestitures).  Business acquisition and integration costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of the Company’s business development department.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires companies to apply Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This generally will result in an acquirer recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition as compared to the ASC 805, Business Combinations (“ASC 805”) requirement that an acquirer recognize and measure the assets it acquires and liabilities it assumes at fair value on the acquisition date. ASU 2021-08 is effective for the Company’s fiscal year beginning October 1, 2023, with early adoption permitted. The Company elected to early adopt ASU 2021-08, and applied it to all acquisitions executed in the current year, as applicable.

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

Transaction price allocated to the remaining performance obligations

As of September 30, 2023, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog, as defined in Part II, Item 7 of this Form 10-K, for the Company was $2,099.7. Approximately 81% of these remaining performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of net revenue

The following tables present net revenue by end market:

	Year Ended September 30, 2023			Year Ended September 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End Market
Plastics and recycling	$1,033.3	$—	$1,033.3	$925.2	$—	$925.2
Automotive	—	208.4	208.4	—	196.7	196.7
Chemicals	126.3	—	126.3	101.0	—	101.0
Consumer goods	—	134.4	134.4	—	159.4	159.4
Food and pharmaceuticals	470.5	—	470.5	91.1	—	91.1
Custom molders	—	110.1	110.1	—	143.9	143.9
Packaging	—	135.0	135.0	—	130.3	130.3
Construction	—	131.8	131.8	—	121.3	121.3
Minerals	62.6	—	62.6	49.3	—	49.3
Electronics	—	75.4	75.4	—	77.6	77.6
Medical	—	67.0	67.0	—	82.2	82.2
Other industrial	130.8	140.4	271.2	103.2	134.1	237.3
Total	$1,823.5	$1,002.5	$2,826.0	$1,269.8	$1,045.5	$2,315.3

The following tables present net revenue by geographical market:

	Year Ended September 30, 2023			Year Ended September 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geographical Markets
Americas	$670.1	$579.3	$1,249.4	$308.4	$583.0	$891.4
Asia	586.2	270.9	857.1	646.5	308.1	954.6
Europe, the Middle East, and Africa	567.2	152.3	719.5	314.9	154.4	469.3
Total	$1,823.5	$1,002.5	$2,826.0	$1,269.8	$1,045.5	$2,315.3

The following tables present net revenue by products and services:

	Year Ended September 30, 2023			Year Ended September 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and Services
Equipment	$1,319.5	$658.1	$1,977.6	$892.8	$718.2	$1,611.0
Parts and services	504.0	281.4	785.4	377.0	261.9	638.9
Other	—	63.0	63.0	—	65.4	65.4
Total	$1,823.5	$1,002.5	$2,826.0	$1,269.8	$1,045.5	$2,315.3

The following tables present net revenue by timing of transfer:

	Year Ended September 30, 2023			Year Ended September 30, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of Transfer
Point in time	$972.1	$914.1	$1,886.2	$573.4	$1,001.5	$1,574.9
Over time	851.4	88.4	939.8	696.4	44.0	740.4
Total	$1,823.5	$1,002.5	$2,826.0	$1,269.8	$1,045.5	$2,315.3

4.              Divestitures

Batesville

As previously described, on February 1, 2023, the Company completed the divestiture of Batesville to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, subject to closing adjustments, and including an $11.5 subordinated note. At closing, after the applicable adjustments, the Company received $698.0 in pre-tax cash proceeds, including an adjustment for cash on hand acquired from the Company, and the previously mentioned subordinated note.

This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Accordingly, the operating results and cash flows related to Batesville have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that were divested were classified within the Consolidated Balance Sheets as held for sale in the periods preceding the divestiture. The Company recognized a $586.0 pre-tax gain on divestiture, recorded within gain on divestiture of discontinued operations (net of income tax expense) in the Consolidated Statement of Operations for the year ended September 30, 2023.

Certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to Batesville do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses. In addition, costs directly attributable to Batesville have been reflected in discontinued operations. As a result, income before income taxes of Batesville decreased $16.0, $3.1 and $0.7 for the years ended September 30, 2023, 2022 and 2021, respectively.

Discontinued operations

Components of amounts reflected in the Consolidated Statements of Operations related to discontinued operations are presented in the table, as follows:

	Year Ended September 30,
	2023	2022	2021
Net revenue	$213.7	$625.6	$623.4
Cost of goods sold	142.2	434.8	398.4
Gross profit	71.5	190.8	225.0
Operating expense	42.3	76.4	77.9
Income from discontinued operations before income taxes	29.2	114.4	147.1
Income tax expense	9.7	14.9	19.9
Income from discontinued operations (net of income tax expense)	19.5	99.5	127.2
Gain on divestiture of discontinued operations (net of income tax expense of $142.9)	443.1	—	—
Total income from discontinued operations	$462.6	$99.5	$127.2

Assets and liabilities held for sale

The assets and liabilities of Batesville had been reflected as assets and liabilities held for sale in the periods preceding the divestiture. The following is a summary of the major categories of assets and liabilities held for sale at September 30, 2022:

Cash and cash equivalents	$1.9
Trade receivables, net	59.5
Inventories	48.2
Other assets	6.5
Current assets held for sale	$116.1

Property, plant and equipment, net	$49.1
Operating lease right-of-use assets, net	35.6
Intangible assets, net	2.7
Goodwill	8.3
Long-term assets	9.6
Long-term assets held for sale	$105.3

Trade accounts payable	$62.0
Accrued compensation	13.6
Operating lease liabilities	13.0
Other liabilities	25.2
Current liabilities held for sale	$113.8

Operating lease liabilities	$22.1
Other liabilities	3.7
Long-term liabilities held for sale	$25.8

Divestiture of Flow Control Businesses

On December 31, 2020, the Company completed the divestiture of Red Valve to DeZURIK, Inc. in a transaction valued at $63.0. The divestiture included cash proceeds received at closing of $59.4, including working capital adjustments, and a $5.0 note receivable, included within other long-term assets on the Consolidated Balance Sheet at September 30, 2023 and 2022.

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

Divestiture of TerraSource

During the fourth quarter of 2021, the Company signed a definitive agreement to sell TerraSource, and as a result, recognized a non-cash valuation adjustment of $11.2 to recognize TerraSource at fair value less estimated cost to sell. The non-cash charge of $11.2 for the year ended September 30, 2021, was recorded within impairment charges on the Consolidated Statements of Operations.

On October 22, 2021, the Company completed the divestiture of TerraSource pursuant to a Contribution Agreement (“Agreement”) between the Company and certain affiliated companies of industrial holding company Right Lane Industries (“RLI”). Under the terms of the Agreement, Hillenbrand contributed TerraSource and its subsidiaries to a newly formed entity, TerraSource Holdings, LLC (“Holdings”), with RLI obtaining majority ownership and full operational control of TerraSource. In exchange for contributing the TerraSource business, the Company received consideration in the form of a five-year note with initial principal amount of $25.6, subject to certain adjustments, and also retained a 49% equity interest in Holdings through one of the Company’s indirect wholly-owned subsidiaries. The fair value of the total consideration received by the Company was $27.7. Subsequent to the divestiture, the Company’s equity interest in Holdings, which is not material to the Company, is accounted for under the equity method of accounting as prescribed by GAAP.

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

5.              Acquisitions

Acquisition of Schenck Process Food and Performance Materials Business

On September 1, 2023, the Company completed its acquisition of FPM for total aggregate consideration of approximately $748.7, net of certain customary post-closing adjustments, and including cash acquired. The Company used available borrowings under its multi-currency revolving credit facility (the “Facility”) to fund this acquisition.

Headquartered in Kansas City, Missouri, FPM specializes in the design, manufacturing, and service of feeding, filtration, baking, and material handling technologies and systems that are highly complementary to the equipment and solutions offered in our Advanced Process Solutions reportable operating segment. The results of FPM since the date of the acquisition are included in the Advanced Process Solutions reportable operating segment.

Preliminary purchase price allocation and other items

The Company utilized the services of an independent valuation consultant, along with estimates and assumptions determined by management, to estimate the fair value of the assets acquired and liabilities assumed. Given the timing of the acquisition, the valuation of property, plant, and equipment and leases is still in process of being valued by an independent valuation consultant. The preliminary allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. The purchase price allocation of the assets acquired and liabilities assumed is preliminary until the contractual post-closing adjustments are finalized, the final independent valuation consultant report is issued, and the measurement period allowed for under ASC 805 has closed. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. Changes during the measurement period could be material. Based on the timing of this acquisition, there were no measurement period adjustments during the year ended September 30, 2023. Based on current fair value estimates, the preliminary purchase price for FPM has been allocated to individual assets acquired and liabilities assumed as of the acquisition date:

September 1, 2023
Assets acquired:
Cash and cash equivalents	$17.3
Trade receivables	65.2
Receivables from long-term manufacturing contracts	22.4
Inventories	64.8
Prepaid expenses and other current assets	10.3
Property, plant, and equipment	27.3
Operating lease right-of-use assets	11.0
Intangible assets	338.0
Goodwill	476.5
Other non-current assets	2.7
Total assets acquired	1,035.5

Liabilities assumed:
Trade accounts payable	59.4
Liabilities from long-term manufacturing contracts	86.6
Accrued compensation	13.5
Other current liabilities	45.7
Operating lease liabilities	9.5
Deferred income taxes	69.0
Other non-current liabilities	3.1
Total liabilities assumed	286.8
Net assets acquired	$748.7

Intangible assets identified

The preliminary purchase price allocation included $338.0 of acquired identifiable intangible assets. Intangible assets consist of FPM’s technology and customer relationships and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, degree of stability in the current FPM customer base, economic factors, and expected future cash flows of the Company following the acquisition of FPM. The technology was valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included FPM’s future cash flow projections, which were based on estimates used to price the FPM acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (12%).

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$290.0	15 years
Technology	48.0	12 years
Total intangible assets	$338.0

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

The working capital assets and liabilities were valued using Level 2 inputs, which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

Impact on results of operations

The results of FPM’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the September 1, 2023, acquisition date. The following table provides the results of operations for FPM included in Hillenbrand’s Consolidated Statement of Operations:

Year Ended September 30, 2023
Net revenue	$43.3
Income from continuing operations before income taxes	3.4

During the year ended September 30, 2023, the Company incurred $16.2 in acquisition expenses related to the FPM acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

Acquisition of Peerless Food Equipment
On December 1, 2022, the Company completed the acquisition of Peerless for a purchase price of $59.2, net of certain customary post-closing adjustments and including cash acquired, using available borrowings under the Facility. Headquartered in Sidney, Ohio, Peerless is a premier supplier of industrial food processing equipment.

The acquisition of Peerless increased the Company’s scale in the food end market, and combining Peerless’ highly complementary equipment and solutions with other Advanced Process Solutions reportable operating segment technologies now allows the Company to deliver more comprehensive solutions to its customers. The results of Peerless since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

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

Intangible assets identified

The preliminary purchase price allocation included $25.3 of acquired identifiable intangible assets. Intangible assets consist of Peerless’ trade name and customer relationships, and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, stability in the current Peerless customer base, economic factors, and future expected cash flows of the Company following the acquisition of Peerless. The trade name was valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Peerless’ future cash flow projections, which were based on estimates used to price the Peerless acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (13%).

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

Impact on results of operations

The results of Peerless’ operations have been included in Hillenbrand’s Consolidated Financial Statements since the December 1, 2022, acquisition date. The following table provides the results of operations for Peerless included in Hillenbrand’s Consolidated Statement of Operations:

Year Ended September 30, 2023
Net revenue	$32.1
Income from continuing operations before income taxes	2.6

During the year ended September 30, 2023, the Company incurred $0.5 in acquisition expenses related to the Peerless acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

Acquisition of LINXIS Group SAS

On October 6, 2022, the Company completed the acquisition of Linxis from IBERIS INTERNATIONAL S.À R.L, an affiliate of IK Partners, and additional sellers (collectively, the “Sellers”). As a result of the acquisition, the Company acquired from the Sellers all of the issued and outstanding securities of Linxis, and Linxis became a wholly owned subsidiary of the Company for total aggregate consideration of $590.8 (€596.2) in cash, reflecting an approximate enterprise value of $566.8 (€572.0) plus cash acquired at closing, subject to certain customary post-closing adjustments. The Company used available borrowings under the Facility to fund this acquisition. With a global manufacturing, sales and service footprint, Linxis specializes in design, manufacturing, and service of dosing, kneading, mixing, granulating, drying, and coating technologies. The results of Linxis since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

Purchase price allocation and other items

The Company utilized the services of an independent valuation consultant, along with estimates and assumptions determined by management, to estimate the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date:

	October 6, 2022 (as initially reported)	Measurement Period Adjustments	October 6, 2022 (as adjusted)
Assets acquired:
Cash and cash equivalents	$22.9	$—	$22.9
Trade receivables	31.5	(1.1)	30.4
Receivables from long-term manufacturing contracts	12.1	1.0	13.1
Inventories	80.1	(5.3)	74.8
Prepaid expenses and other current assets	11.7	(0.4)	11.3
Property, plant, and equipment	36.7	1.1	37.8
Operating lease right-of-use assets	15.0	—	15.0
Intangible assets	243.8	—	243.8
Goodwill	332.0	(7.8)	324.2
Other non-current assets	1.0	2.0	3.0
Total assets acquired	786.8	(10.5)	776.3

Liabilities assumed:
Trade accounts payable	18.9	—	18.9
Liabilities from long-term manufacturing contracts	52.0	—	52.0
Accrued compensation	10.3	—	10.3
Other current liabilities	19.6	1.1	20.7
Accrued pension and postretirement healthcare	3.9	—	3.9
Operating lease liabilities	9.4	—	9.4
Deferred income taxes	77.0	(10.0)	67.0
Other non-current liabilities	0.3	—	0.3
Total liabilities assumed	191.4	(8.9)	182.5
Net assets acquired	595.4	(1.6)	593.8

Less: Fair value of Linxis noncontrolling interest (1)	(4.6)	1.6	(3.0)
Purchase price consideration	$590.8	$—	$590.8

(1) While the Company acquired all issued and outstanding securities of Linxis in the acquisition, there remain certain noncontrolling interests in two subsidiaries of Linxis that existed as of the acquisition date.

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to inventories, other non-current assets, intangible assets and goodwill. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

During the year ended September 30, 2023, the purchase price allocation for the acquisition was finalized.

Intangible assets identified

The purchase price allocation included $243.8 of acquired identifiable intangible assets. Intangible assets consist of Linxis’s trade name portfolio and customer relationships and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, degree of stability in the current Linxis customer base, economic factors, and expected future cash flows of the Company following the acquisition of Linxis. The trade name portfolio was valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Linxis’ cash flow projections, which were based on estimates used to price the Linxis acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (12%).

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

Impact on results of operations

The results of Linxis’ operations have been included in Hillenbrand’s Consolidated Financial Statements since the October 6, 2022, acquisition date. The following table provides the results of operations for Linxis included in Hillenbrand’s Consolidated Statement of Operations:

Year Ended September 30, 2023
Net revenue	$324.4
Income from continuing operations before income taxes	14.2

During the years ended September 30, 2023 and 2022, the Company incurred $1.4 and $4.5, respectively, in acquisition expenses related to the Linxis acquisition, which are included in operating expenses in the Consolidated Statements of Operations.

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

The acquisition of Herbold advances the Company’s long-term growth strategy in the key end market of recycling. Herbold offers highly complementary technologies to Hillenbrand’s Coperion branded products and enhances the Company’s offering of complete recycling solutions. The results of Herbold since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

Purchase price allocation and other items

The Company utilized the services of an independent valuation consultant, along with estimates and assumptions determined by management, to estimate the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date:

	August 31, 2022 (as initially reported)	Measurement Period Adjustments	August 31, 2022 (as adjusted)
Assets acquired:
Current assets	$38.2	$(0.5)	$37.7
Property, plant, and equipment	4.7	1.5	6.2
Intangible assets	—	22.6	22.6
Goodwill	69.3	(4.4)	64.9
Other assets	5.3	0.4	5.7
Total assets acquired	117.5	19.6	137.1

Liabilities assumed:
Current liabilities	33.9	11.4	45.3
Other long-term liabilities	5.9	8.2	14.1
Total liabilities assumed	39.8	19.6	59.4
Net assets acquired	$77.7	$—	$77.7
Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to intangible assets, goodwill, current liabilities, and other long-term liabilities. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

During the year ended September 30, 2023, the purchase price allocation for the acquisition was finalized.

Intangible assets identified

The purchase price allocation included $22.6 of acquired identifiable intangible assets. Intangible assets consist of Herbold’s trade name, technology, and customer relationships, and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, stability in the current Herbold customer base, economic factors, and future expected cash flows of the Company following the acquisition of Herbold. The trade name and technology were valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Herbold’s future cash flow projections, which were based on estimates used to price the Herbold acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (20%).

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

Impact on results of operations

The results of Herbold’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the August 31, 2022, acquisition date. The following table provides the results of operations for Herbold included in Hillenbrand’s Consolidated Statement of Operations:

	Year Ended September 30,
	2023	2022
Net revenue	$69.9	$1.9
Income (loss) from continuing operations before income taxes	1.3	(1.2)

During the years ended September 30, 2023 and 2022, the Company incurred $0.1 and $1.8, respectively, in acquisition expenses related to the Herbold acquisition, which are included in operating expenses in the Consolidated Statements of Operations.

Acquisition of Gabler Engineering GmbH

On June 30, 2022, the Company completed the acquisition of Gabler Engineering GmbH (“Gabler”) for $12.9 (€12.6) in cash. Gabler, based in Malsch, Germany, specializes in the design, engineering, manufacturing, and implementation of plants and equipment for the confectionery and pharmaceutical industries. The final determination of the fair value of assets acquired and liabilities assumed was completed during the year ended September 30, 2023. The majority of the purchase price allocation was assigned to the fair value of the acquired property, plant and equipment, working capital assets and liabilities, and residual goodwill (which was $6.2). There were no material changes in the purchase price allocation during 2023 the year ended September 30, 2023. Goodwill is not deductible for tax purposes. The results of Gabler are included in the Advanced Process Solutions reportable operating segment and are not material to the Consolidated Financial Statements for the years ended September 30, 2023 or 2022.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the Gabler, Herbold, Linxis, Peerless, and FPM acquisitions had been completed on the date indicated, do not reflect synergies that might have been achieved, and are not indicative of future results of operations or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that Hillenbrand believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisitions of Gabler, Herbold, Linxis, Peerless, and FPM had occurred on October 1, 2020, to give effect to certain events that Hillenbrand believes to be directly attributable to the acquisitions. These pro forma adjustments primarily include:

•an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets;
•an adjustment to interest expense to reflect the additional borrowings of Hillenbrand and the repayment of Linxis’s historical debt in conjunction with the acquisition;
•an adjustment to remove business acquisition and integration costs and inventory step-up costs during the years ended September 30, 2023, 2022 and 2021, as these costs are non-recurring in nature and would not have a continuing effect on Hillenbrand’s results of operations; and
•the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Year Ended September 30,
	2023	2022	2021
Net revenue	$3,331.3	$3,241.4	$3,070.0
Income from continuing operations attributable to Hillenbrand	137.7	111.3	125.6

Income from continuing operations attributable to Hillenbrand — per share of common stock:
Basic earnings per share from continuing operations	$1.97	$1.55	$1.68
Diluted earnings per share from continuing operations	$1.96	$1.54	$1.67

6.              Leases

The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of September 30, 2023 and 2022. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Company elected an accounting policy to combine lease and non-lease components for all leases.

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

For the years ended September 30, 2023 and 2022, the Company recognized $28.9 and $25.4 of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial, in both periods.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases as of:

	September 30,
	2023	2022
Operating lease right-of-use assets, net	$111.3	$87.9

Other current liabilities	18.6	15.7
Operating lease liabilities	88.1	70.5
Total operating lease liabilities	$106.7	$86.2

Weighted-average remaining lease term (in years)	7.1	5.6

Weighted-average discount rate	3.8%	2.9%

As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

2024	$23.0
2025	19.7
2026	16.2
2027	13.4
2028	12.0
Thereafter	36.4
Total lease payments	120.7
Less: imputed interest	(14.0)
Total present value of lease payments	$106.7

Supplemental Consolidated Statement of Cash Flow information is as follows:

	Year Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$24.3	$20.7
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	12.2	24.4
Operating leases acquired in business combinations	31.4	4.9

7.              Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of:

	September 30,
	2023	2022
$1,000 revolving credit facility (excluding outstanding letters of credit)	$505.1	$6.7
$200 term loan	192.5	—
€185 term loan	195.0	—
$400 senior unsecured notes (1)	398.0	397.1
$375 senior unsecured notes (2)	372.9	372.2
$350 senior unsecured notes (3)	346.6	346.2
$100 Series A Notes (4)	—	99.9
Total debt	2,010.1	1,222.1
Less: current portion	19.7	—
Total long-term debt	$1,990.4	$1,222.1

(1) Includes unamortized debt issuance costs of $2.0 and $2.9 at September 30, 2023 and 2022, respectively.
(2) Includes unamortized debt issuance costs of $1.8 and $2.5 at September 30, 2023 and 2022, respectively.
(3) Includes unamortized debt issuance costs of $3.4 and $3.8 at September 30, 2023 and 2022, respectively.

(4) Includes unamortized debt issuance costs of $0.1 at September 30, 2022.

The following table summarizes the scheduled maturities of long-term debt for 2024 through 2028:

Amount
2024	$19.7
2025	419.7
2026	403.4
2027	824.8
2028	—

Primary Financing Facilities

$1,000 Revolving Credit Facility, $200 Term Loan, and €185 Term Loan

On June 8, 2022, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which governs the multi-currency revolving credit facility (the “Facility”), by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement increased the maximum principal amount available for borrowing under the Facility to $1,000. The aggregate principal amount available for borrowing under the Credit Agreement may be expanded, subject to the approval of the lenders, by an additional $600. The Credit Agreement extended the maturity date of the Facility to June 8, 2027. The Credit Agreement further provided for a delayed-draw term loan facility in an aggregate principal amount of up to $200. The term loan commitment was subject to ticking fees if not drawn within 60 days of closing.

The Credit Agreement fully transitioned interest rate benchmarks from LIBOR-based interest rates to SOFR-based interest rates for U.S. dollar borrowings. Borrowings under the Credit Agreement may bear interest (A) if denominated in US dollars, at the Term SOFR Rate or the Alternate Base Rate (each as defined in the Credit Agreement) at the Company’s option, (B) if denominated in Japanese Yen, Canadian dollars or Euros, at rates based on the rates offered for deposits in the applicable interbank markets for such currencies and (C) if denominated in Pounds Sterling or Swiss Francs, at SONIA and SARON, respectively (each as defined in the Credit Agreement), plus, in each case, margin based on the Company’s leverage ratio, ranging from 0% to 0.525% for borrowings bearing interest at the Alternate Base Rate and from 0.90% to 1.525% for all other borrowings. The $200 Term Loan accrues interest, at the Company’s option, at the Term SOFR Rate or the Alternate Base Rate plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 1.75% for term loans bearing interest at the Term SOFR Rate and 0% to 0.75% for term loans bearing interest at the Alternate Base Rate.

In November 2022, the Company drew $200.0 on the $200 Term Loan. The $200 Term Loan is subject to quarterly amortization payments equal to $2.5 for the first full twelve calendar quarters following the funding date, and quarterly amortization payments equal to $3.8 thereafter until the maturity date. The $200 Term Loan will mature on June 8, 2027.

On June 21, 2023, the Company entered into Amendment No. 1 the Credit Agreement (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement includes, among other changes, establishment of a euro-denominated, delayed-draw term loan facility available to the Company’s wholly owned subsidiary, Hillenbrand Switzerland GmbH, in an initial aggregate principal amount of up to €185 (the “€185 Term Loan”) and the inclusion of requirements that would be triggered by a Collateral Springing Event (described below).

In August 2023, the Company drew €185.0 on the €185 Term Loan. The €185 Term Loan is subject to quarterly amortization payments equal to €2.3 for the first full eight calendar quarters following the funding date, and €3.5 thereafter until the maturity date. The €185 Term Loan accrues interest at the Adjusted EURIBO Rate (as defined in the Amended Credit Agreement) plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 2.25%, and will mature on June 8, 2027.

The Amended Credit Agreement increases the maximum permitted leverage ratio to 4.50x for the twelve-month period ending June 30, 2024, stepping down to 4.00x for the three months ended September 30, 2024 and December 31, 2024, to 3.75x for the three months ended March 31, 2025, and to 3.50x for the three months ended June 30, 2025, and thereafter. The Amended Credit Agreement also requires mandatory prepayments of the €185 Term Loan with 100% of net proceeds from asset sales (subject to customary carve outs and reinvestment rights) and contains additional limitations on liens and restricted payments during the Adjustment Period (defined below). Except for the amendments applicable during the Adjustment Period (defined below), the Amended Credit Agreement contains substantially the same affirmative and negative covenants and events of default. New deferred financing costs related to the Amended Credit Agreement were $2.6, which along with existing costs of $3.4, are being amortized to interest expense over the remaining term of the Facility.

On July 14, 2023, the Company entered into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement. Amendment No. 2 clarifies and further defines the requirements for inclusion as a Letter of Credit, as defined in the Amended Credit Agreement.

With respect to the Facility, as of September 30, 2023 and 2022, the Company had outstanding balances of $505.1 and $6.7, respectively. As of September 30, 2023, the Company had $19.8 in outstanding letters of credit issued and $475.1 of available borrowing capacity under the Facility, all of which was immediately available based on our most restrictive covenant. The weighted-average interest rate on borrowings under the Facility was 3.05% and 2.28% for the years ended September 30, 2023 and 2022, respectively. The weighted average facility fee was 0.17% and 0.15% for the years ended September 30, 2023 and 2022, respectively. The weighted-average interest rate on the $200 Term Loan was 6.30% for the year ended September 30, 2023. The weighted-average interest rate on the €185 Term Loan was 5.39% for the year ended September 30, 2023. The weighted average ticking fees for the $200 Term Loan was 0.15% for the period ended September 30, 2022.

On June 9, 2022, Hillenbrand and certain of its domestic subsidiaries entered into the eighth amendment to the Shelf Agreement, which amends the private shelf agreement dated December 6, 2012, (as amended, the “Shelf Agreement”), among Hillenbrand, the subsidiary guarantors, Prudential, and each Prudential Affiliate (as defined therein), pursuant to which the Company issued $100, 4.6% Series A unsecured notes maturing December 15, 2024. The amendment conforms certain terms of the Shelf Agreement with those contained in the Credit Agreement.

€325 L/G Facility Agreement

On June 21, 2022, Hillenbrand and certain of its subsidiaries entered into a Syndicated L/G Facility Agreement (the “L/G Facility Agreement”) with Commerzbank Aktiengesellschaft, as coordinator, mandated lead arranger, and bookrunner, the other financial institutions party thereto as lenders and issuing banks, and Commerzbank Finance & Covered Bond S.A., as agent. The L/G Facility Agreement replaced the Company’s Syndicated L/G Facility Agreement dated March 8, 2018, as amended, and permits Hillenbrand and certain of its subsidiaries (collectively, the “Participants”) to request that one or more of the lenders issue, on the Participants’ behalf, up to an aggregate of €225 in unsecured letters of credit, bank guarantees or other surety bonds (collectively, the “Guarantees”).

The Guarantees carry an annual fee that varies based on the Company’s leverage ratio. The L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility.

On June 22, 2023, the Company entered into an Amendment and Restatement Agreement (as amended, the “Amended L/G Agreement”) which amends and restates the L/G Facility Agreement. The Amended L/G Agreement includes, among other changes, an increase in the facility from €225 to €325 and the inclusion of requirements that would be triggered by a Collateral Springing Event (described below).

The Amended L/G Agreement increases the maximum permitted leverage ratio to 4.50x for the twelve-month period ended June 30, 2024, stepping down to 4.00x for the three months ended September 30, 2024 and December 31, 2024, to 3.75x for the three months ended March 31, 2025, and to 3.50x for the three months ended June 30, 2025, and thereafter. The Amended L/G Agreement contains additional limitations on liens and restricted payments during the Adjustment Period (defined below). Except for the amendments applicable during the Adjustment Period (defined below), the Amended L/G Agreement contains substantially the same affirmative and negative covenants and events of default. New deferred financing costs related to the Amended L/G Agreement were $0.7, which along with existing costs of $1.0, are being amortized to interest expense over the remaining term of the Amended L/G Agreement.

Guarantees may be issued in euros or certain other agreed-upon currencies. Specified sublimits apply, based on the specific lender and currency. The Amended L/G Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The Amended L/G Agreement matures on June 22, 2027, but can be extended or terminated earlier under certain conditions. The Amended L/G Agreement contains representations, warranties and covenants that are customary for agreements of this type and contains specified customary events of default. The obligations under the Amended L/G Agreement are guaranteed by Hillenbrand and certain of its domestic subsidiaries named therein.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of

September 30, 2023, the Company had credit arrangements totaling $587.9, under which $326.9 was utilized for this purpose. These arrangements included the facilities under the Amended L/G Agreement and other ancillary credit facilities.

Collateral Springing Event

The Amended Credit Agreement and the Amended L/G Agreement require the Company and certain domestic subsidiaries that are guarantors thereunder to take certain actions if a Collateral Springing Event (as defined in the agreements) occurs before the later of April 1, 2025 or the date that all principal, interest, and other amounts owing in respect of the €185 Term Loan have been paid in full (the “Adjustment Period”). After a Collateral Springing Event, the Company and the guarantors would be required to grant liens on substantially all of their assets (subject to customary exceptions for excluded assets, including an exception for Principal Property (as defined in the Company’s indentures in respect of its senior notes) and for capital stock of entities that own any such Principal Property) in favor of the Administrative Agent and L/G Agent, as applicable, for the benefit of the secured parties.

Long Term Notes

$350 Senior Unsecured Notes

On March 3, 2021, the Company issued $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”). The 2021 Notes were issued at par value and bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears beginning September 2021. Unamortized deferred financing costs associated with the 2021 Notes of $3.4 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the 2021 Notes. The 2021 Notes are unsecured unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

Subject to certain limitations, in the event of a change of control repurchase event (as defined in the 2021 Notes), the Company will be required to make an offer to purchase the 2021 Notes at a price equal to 101% of the principal amount of the 2021 Notes, plus any accrued and unpaid interest to, but excluding, the date of repurchase. The Company may redeem the 2021 Notes at any time in whole, or from time to time in part, prior to March 1, 2026, at its option at the “make-whole” redemption price, as described in the Indenture. The Company may also redeem the 2021 Notes at any time in whole, or from time to time in part, on or after March 1 of the relevant year listed, as follows: 2026 at a redemption price of 101.875%; 2027 at a redemption price of 101.25%; 2028 at a redemption price of 100.625%; and 2029 and thereafter at a redemption price of 100%. At any time prior to March 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2021 Notes with the proceeds of one or more Equity Offerings (as defined in the Indenture) at a redemption price of 103.75% of the principal amount of the 2021 Notes being redeemed. In each of the above cases, the Company will also pay any accrued and unpaid interest to, but excluding, the applicable redemption date.

$400 Senior Unsecured Notes

On June 16, 2020, the Company issued $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”). The 2020 Notes were issued at par value and bear interest at a fixed rate of 5.75% per year, payable semi-annually in arrears beginning December 2020. Unamortized deferred financing costs associated with the 2020 Notes of $2.0 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the remaining term of the 2020 Notes. The 2020 Notes are unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

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

$375 Senior Unsecured Notes

On September 25, 2019, the Company issued $375.0 of senior unsecured notes due September 2026 (“2019 Notes”).  The 2019 Notes initially had a fixed coupon rate of 4.5% per year, payable semi-annually in arrears beginning March 2020.  The coupon rate on the 2019 Notes is impacted by public bond ratings from Moody’s and S&P Global, as downgrades from either rating agency increases the coupon rate by 0.25% per downgrade level below investment grade. During the third quarter of 2020, Moody’s and S&P Global each downgraded the Company’s senior unsecured credit rating by one level. As such, the original coupon rate of 4.5% on the 2019 Notes increased to 5%, effective September 15, 2020.

The 2019 Notes were issued at a discount of $0.6, resulting in an initial carrying value of $374.4.  The Company is amortizing the discount to interest expense over the term of the 2019 Notes using the effective interest rate method, resulting in an annual interest rate of 4.53%.  Unamortized deferred financing costs associated with the 2019 Notes of $1.8 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the remaining term of the 2019 Notes. The 2019 Notes are unsubordinated obligations of Hillenbrand and rank equally in right of payment with all of the Company’s other existing and future unsubordinated obligations.

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

$100.0 Series A Unsecured Notes

On December 15, 2014, the Company issued $100.0 in 4.6% Series A unsecured notes (“Series A Notes”) pursuant to the Private Shelf Agreement, dated as of December 6, 2012, among the Company, Prudential Investment Management, Inc. (“Prudential”) and each Prudential Affiliate (as defined therein) that became a purchaser thereunder. During the year ended September 30, 2023, the Company repaid in full the Series A Notes using a portion of the net proceeds from the Batesville divestiture and wrote off the remaining issuance costs ($0.1).

Covenants related to current Hillenbrand financing agreements

Except as described above, the Amended Credit Agreement and the Amended L/G Facility Agreement contain the following financial covenants: a maximum leverage ratio (as described above and defined in the agreements) of 3.50 to 1.00 and minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.00 to 1.00. The Company may elect to increase the maximum permitted leverage ratio to a ratio of 4.00 to 1.00 following certain acquisitions for four full fiscal quarters (plus the fiscal quarter in which the acquisition takes place). Additionally, the Amended Credit Agreement and the Amended L/G Facility Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Amended Credit Agreement, the 2021 Notes, the 2020 Notes, the 2019 Notes, and the Amended L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Credit Agreement and the L/G Facility Agreement each contains certain other customary covenants, representations and warranties and events of default. The indentures governing the 2021 Notes, 2020 Notes and 2019 Notes do not limit our ability to incur additional indebtedness. They do, however, contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the notes with remedies if the Company fails to perform specific obligations. As of September 30, 2023, the Company was in compliance with all covenants and there were no events of default.

8.              Retirement Benefits

Defined Benefit Retirement Plans — Certain of the Company’s employees participate in one of ten defined benefit retirement programs, including defined benefit retirement plan in the U.S., the defined benefit retirement plans of certain of the Company’s foreign subsidiaries, and the supplemental executive defined benefit retirement plan.  The Company funds the retirement plan trusts in compliance with the Employment Retirement Income Security Act (ERISA) or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  All defined benefit retirement plans have a September 30 measurement date.

Effect on the Consolidated Statements of Operations — The components of net pension (benefit) costs under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2023	2022	2021	2023	2022	2021
Service cost (1)	$—	$—	$—	$1.5	$1.8	$2.0
Interest cost	11.1	6.2	5.8	4.2	0.8	0.7
Expected return on plan assets	(13.6)	(10.8)	(10.9)	(1.5)	(0.9)	(0.9)
Amortization of unrecognized prior service cost, net	—	—	—	0.1	0.1	0.1
Amortization of actuarial loss (gain)	0.3	1.5	2.2	(0.8)	1.8	2.9
Settlement (benefit) expense	—	—	—	(0.3)	0.1	0.3
Other one-time expense	—	—	—	—	0.3	—
Net pension (benefit) costs (2)	$(2.2)	$(3.1)	$(2.9)	$3.2	$4.0	$5.1

(1)  Service cost for U.S. Pension Benefits includes $0.1, $0.5 and $0.7 included within discontinued operations for the years ended September 30, 2023, 2022 and 2021, respectively.
(2)  The components of net pension (benefit) costs are recorded within operating expenses on the Consolidated Statements of Operations.

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
During 2019, the Company completed all negotiations to transition all employees at U.S. facilities from a defined benefit-based model to a defined contribution structure over three-year sunset periods, the latest of which ended January 1, 2023.  These changes caused remeasurements for the U.S. defined benefit retirement plan for the affected populations as they were implemented. The remeasurements did not cause material changes, as the assumptions did not materially differ from the assumptions prior to the remeasurements.

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2023	2022	2023	2022
Change in benefit obligation:
Projected benefit obligation at beginning of year	$226.8	$302.3	$118.1	$171.7
Projected benefit obligation attributable to acquisitions	—	—	2.7	1.4
Service cost	—	—	1.5	1.8
Interest cost	11.1	6.2	4.2	0.8
Actuarial (gain) loss	(9.1)	(66.2)	1.5	(30.2)
Benefits paid	(15.3)	(16.0)	(3.5)	(5.1)
Settlements	—	—	(3.7)	(2.8)
Employee contributions	—	—	1.3	1.1
Other events	0.1	0.5	—	0.3
Effect of exchange rates on projected benefit obligation	—	—	9.4	(20.9)
Projected benefit obligation at end of year	213.6	226.8	131.5	118.1

Change in plan assets:
Fair value of plan assets at beginning of year	225.4	303.2	41.5	47.6
Fair value of pension assets attributable to acquisitions	—	—	—	0.2
Actual return (loss) on plan assets	7.1	(63.9)	1.7	(4.1)
Employee and employer contributions	2.0	2.1	9.8	9.2
Benefits paid	(15.3)	(16.0)	(3.5)	(5.1)
Settlements	—	—	(3.7)	(2.8)
Effect of exchange rates on plan assets	—	—	3.2	(3.5)
Fair value of plan assets at end of year	219.2	225.4	49.0	41.5

Funded status:
Plan assets less than benefit obligations	$5.6	$(1.4)	$(82.5)	$(76.6)

Amounts recorded in the Consolidated Balance Sheets:
Prepaid pension costs, non-current	$25.3	$19.6	$4.7	$5.4
Accrued pension costs, current portion	(1.9)	(2.0)	(6.7)	(5.7)
Accrued pension costs, long-term portion	(17.8)	(19.0)	(80.5)	(76.3)
Plan assets less than benefit obligations	$5.6	$(1.4)	$(82.5)	$(76.6)

Net actuarial losses ($46.2) and prior service costs ($0.1), less an aggregate tax effect ($11.7), are included as components of accumulated other comprehensive loss at September 30, 2023.  Net actuarial losses ($46.5) and prior service costs ($0.1), less an aggregate tax effect ($12.4), are included as components of accumulated other comprehensive loss at September 30, 2022.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs in 2024 is expected to be $(0.4).

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $345.0 and $344.9 at September 30, 2023 and 2022, respectively.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2023	2022	2023	2022
Projected benefit obligation	$19.7	$20.9	$87.5	$82.3
Accumulated benefit obligation	19.7	20.9	87.5	82.3
Fair value of plan assets	—	—	0.3	0.3

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2023	2022	2021	2023	2022	2021
Discount rate for obligation, end of year	5.7%	5.3%	2.8%	3.5%	3.3%	0.8%
Discount rate for (benefit) costs, during the year	5.4%	3.0%	3.9%	3.9%	1.1%	0.7%
Expected rate of return on plan assets	5.2%	5.2%	4.0%	3.1%	1.9%	2.0%
Rate of compensation increase	N/A	3.0%	2.4%	2.0%	2.0%	2.0%

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

U.S. Pension Plan Assets — The Company terminated the U.S. Pension Plan on June 30, 2023, and is taking steps to wind down the plan and transfer the resulting liability to an insurance company in 2024. Accordingly, the Company currently employs a 100% liability-hedging portfolio of investments in order to reduce the volatility associated with equity investments. Pension plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies. Those policies subject investments to the following restrictions in the Company’s domestic plan: short-term securities must be rated A1/P1, liability-hedging fixed income securities must have an average quality credit rating of investment grade, and investments in equities in any one company may not exceed 10% of the equity portfolio.

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

None of Hillenbrand’s common stock was directly owned by the defined benefit retirement plan trusts at September 30, 2023 or 2022.

The tables below provide the fair value of the Company’s pension plan assets by asset category at September 30, 2023 and 2022.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 15 for definitions.

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

U.S. Pension Plans

The pension plan assets of the Company’s U.S. pension plans consist of cash equivalents as well as certain investments (common collective trusts) that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. The underlying investments of the common collective trusts are generally composed of marketable debt and equity securities. The underlying investments are subject to various risks including interest rate, market and credit risks. Because the common collective trusts are not readily marketable, the estimated carrying values are subject to uncertainty and, therefore, may differ from the value that would have been used had a public market existed. There are no liquidity restrictions with respect to the common collective trusts after appropriate sale notification is provided. Accordingly, these assets are not required to be classified and reported under the fair value hierarchy. At September 30, 2023 and 2022, the fair values of these investments were $144.5 and $222.1, respectively. At September 30, 2023, and 2022, the fair value of cash equivalents, were $74.7 and $3.3, respectively, and are categorized in Level 1 in the fair value hierarchy.

Non-U.S. Pension Plans

	Fair Value at September 30, 2023 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$5.4	$5.4	$—	$—
Equity securities	9.8	9.8	—	—
Fixed income securities:
Government bonds	7.3	7.3	—	—
Corporate bonds	18.6	—	18.6	—
Real estate and real estate funds	6.5	—	—	6.5
Other	1.4	—	1.4	—
Total Non-U.S. pension plan assets	$49.0	$22.5	$20.0	$6.5

	Fair Value at September 30, 2022 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$4.0	$4.0	$—	$—
Equity securities	10.9	10.9	—	—
Other types of investments:	0	0	0	0
Government index funds	4.1	4.1	—	—
Corporate bond funds	16.7	—	16.7	—
Real estate and real estate funds	4.3	—	—	4.3
Other	1.5	—	1.5	—
Total Non-U.S. pension plan assets	$41.5	$19.0	$18.2	$4.3

Cash Flows — During 2023, 2022, and 2021 the Company contributed cash of $10.3, $10.0, and $11.0, respectively, to defined benefit retirement plans.  The Company expects to make estimated contributions of $10.9 in 2024 to the defined benefit retirement plans.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S. Pension Plans Projected Pension Benefits Payout
2024	$61.4	$8.9
2025	14.9	9.2
2026	14.7	9.4
2027	14.5	9.4
2028	14.3	9.0
2029-2032	66.5	43.2

Defined Contribution Plans — The Company sponsors a number of defined contribution plans.  Depending on the plan, the Company may make contributions up to 4% of an employee’s eligible compensation and matching contributions up to 6% of eligible compensation.  Company contributions generally vest over a period of zero to three years.  Expenses related to the Company’s defined contribution plans were $10.4, $9.0, and $8.8 for the years ended September 30, 2023, 2022, and 2021, respectively. See comments above regarding the Company’s retirement strategy to transition its U.S. employees to a defined contribution structure over three-year sunset periods, the latest of which ended January 1, 2023.

9.              Income Taxes

The provision for taxes based on income consists of:

	Year Ended September 30,
	2023	2022	2021
Domestic	$50.7	$(63.6)	$(80.3)
Foreign	166.2	263.3	286.9
Total earnings before income taxes	$216.9	$199.7	$206.6

Income tax expense:
Current provision (benefit):
Federal	$24.0	$5.6	$11.9
State	2.9	2.6	(0.3)
Foreign	81.5	63.3	74.9
Total current provision	108.4	71.5	86.5

Deferred provision (benefit):
Federal	3.8	(0.9)	(6.0)
State	1.6	0.2	(0.7)
Foreign	(11.0)	13.2	(1.2)
Total deferred (benefit) provision	(5.6)	12.5	(7.9)
Income tax expense	$102.8	$84.0	$78.6

A reconciliation of the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended September 30,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	1.4	1.2	(0.4)
Foreign income tax rate differential	6.4	2.7	3.2
Share-based compensation	1.3	1.6	0.8
Foreign distribution taxes	3.6	7.4	5.4
Valuation allowance	3.3	—	0.5
Impact of inclusion of foreign income (1)	3.9	7.9	8.2
Divestitures	—	0.3	(4.5)
Impact of foreign legislative rate changes	(2.9)	—	—
Transaction costs	7.2	—	—
Unrecognized tax benefits	(1.4)	0.1	2.9
Tax audit settlements	2.0	—	—
Other, net	1.6	(0.1)	0.9
Effective income tax rate	47.4%	42.1%	38.0%

(1)  Represents Subpart F income, GILTI (less Section 250 deduction), and FDII net of associated foreign tax credits

The tax effects of significant temporary differences that comprise tax balances were as follows:

	September 30,
	2023	2022
Deferred tax assets:
Employee benefit accruals	$19.6	$25.9
Loss and tax credit carryforwards	20.3	15.7
Interest limitation carryforward	38.3	19.3
Operating lease liabilities	28.8	30.4
Rebates and other discounts	0.5	4.2
Research and development costs	13.5	—
Self-insurance reserves	0.8	2.9
Inventory, net	14.1	8.5
Other, net	28.9	26.0
Total deferred tax assets before valuation allowance	164.8	132.9
Less valuation allowance	(34.1)	(11.8)
Total deferred tax assets, net	130.7	121.1
Deferred tax liabilities:
Depreciation	(23.7)	(21.2)
Amortization	(325.5)	(185.2)
Operating right-of-use assets	(30.0)	(31.0)
Assets and liabilities from long-term manufacturing contracts and advances	(83.3)	(68.9)
Unremitted earnings of foreign operations	(8.6)	(14.7)
Other, net	(2.5)	(3.5)
Total deferred tax liabilities	(473.6)	(324.5)
Deferred tax liabilities, net	$(342.9)	$(203.4)

Amounts recorded in the Consolidated Balance Sheets:
Deferred tax assets, non-current	8.3	6.8
Deferred tax liabilities, non-current	(351.2)	(210.2)
Total	$(342.9)	$(203.4)

At September 30, 2023 and 2022, respectively, the Company had $1.7 and $3.9 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which will begin to expire in 2024, and $32.8 and $28.9 of deferred tax assets related to foreign net operating loss and interest carryforwards. The majority of the foreign net operating loss and interest carryforwards have unlimited carryforward periods. Portions of the net operating loss carryforwards with expiration periods will begin to expire in 2024. Deferred tax assets as of September 30, 2023 and 2022, were reduced by a valuation allowance of $34.1 and $11.8, respectively, relating to foreign net operating loss carryforwards and foreign tax credit carryforwards.  At September 30, 2023 and 2022, the Company had $72.8 and $33.5, respectively, of current income tax payable included in other current liabilities on the Consolidated Balance Sheets. As of September 30, 2023 and 2022, the Company also had a transition tax liability of $11.2 and $14.9 included within other long-term liabilities on the Consolidated Balance Sheets.

The Company establishes a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2023, and 2022, respectively, $8.6 and $14.7 of deferred tax liability on unremitted earnings of foreign subsidiaries was recognized, representing the assumed tax on the future distribution and tax withholdings on the distribution of such earnings among certain of the Company’s foreign subsidiaries.

Deferred tax liabilities were not recorded for any additional basis differences inherent in the Company’s foreign subsidiaries (i.e., basis differences in excess of those subject to the Transition Tax) as these amounts continue to be permanently reinvested outside of the U.S. If these amounts were not considered permanently reinvested, deferred tax liabilities would be recorded for any additional income taxes, distribution taxes, and withholding taxes payable in various countries. A determination of the unrecognized deferred tax liabilities on the permanently reinvested basis differences at September 30, 2023 is not practicable.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2023	2022	2021
Balance at beginning of year	$33.9	$40.5	$35.7
Additions for tax positions related to the current year	0.7	—	6.5
Additions for tax positions of prior years	0.6	1.0	1.6
Reductions for tax positions of prior years	(2.9)	(6.9)	(3.3)
Settlements	(1.7)	(0.7)	—
Balance attributable to acquisitions	8.3	—	—
Balance at end of year	$38.9	$33.9	$40.5

The gross unrecognized tax benefit included $38.9 and $33.9 at September 30, 2023 and 2022, respectively, which, if recognized, would impact the effective tax rate in future periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2023 and 2022, the Company recognized $0.9 and $0.5, respectively, in additional interest and penalties.  Excluded from the reconciliation were $4.9 and $3.8 of accrued interest and penalties at September 30, 2023 and 2022, respectively.

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

10.                    Earnings per Share

The dilutive effects of performance-based stock awards described in Note 10 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective Consolidated Balance Sheet date.  At September 30, 2023, 2022, and 2021, potential dilutive effects representing 349,000, 373,000, and 450,000 shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Year Ended September 30,
	2023	2022	2021
Income from continuing operations	$114.1	$115.7	$128.0
Less: Net income attributable to noncontrolling interests	7.0	6.3	5.3
Income from continuing operations attributable to Hillenbrand	$107.1	$109.4	$122.7

Weighted average shares outstanding — basic (in millions)	69.8	71.7	74.9
Effect of dilutive stock options and unvested time-based restricted stock (in millions)	0.3	0.5	0.5
Weighted average shares outstanding — diluted (in millions)	70.1	72.2	75.4

Basic earnings per share from continuing operations attributable to Hillenbrand	$1.53	$1.52	$1.64
Diluted earnings per share from continuing operations attributable to Hillenbrand	$1.53	$1.51	$1.63

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	0.2	0.3	0.8

11.    Share-Based Compensation

The Company has share-based compensation plans under which 15,385,436 shares are registered.  As of September 30, 2023, 1,988,835 shares were outstanding under these plans and 10,197,059 shares had been issued, leaving 3,199,542 shares available for future issuance.  Our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, provides for long-term performance compensation for management and members of the Board of Directors.  Under the Stock Incentive Plan, a variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2023	2022	2021
Stock-based compensation cost	$22.2	$21.3	$19.7
Less impact of income tax	5.1	4.9	4.5
Stock-based compensation cost, net of tax	$17.1	$16.4	$15.2

The Company realized current tax benefits of $6.4, $5.8 and $3.9 from the exercise of stock options and the payment of stock awards during the years ended September 30, 2023, 2022 and 2021, respectively.

Stock Options — No stock options were issued during the years ended September 30, 2023, 2022 and 2021. For grants issued prior to 2021, fair values of were estimated on the date of grant using the Black-Scholes option-pricing model. The grants are contingent upon continued employment and generally vest over a three-year period.  Expense is recognized on a straight-line basis over the applicable vesting periods. Option terms generally do not exceed 10 years.  The weighted-average fair value of options granted was $6.63 per share for 2020. The following assumptions were used in the determination of fair value for the year ended September 30, 2020:

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

A summary of outstanding stock option awards as of September 30, 2023 and changes during the year is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2021	1,962,950	$36.35
Granted	—	—
Exercised	(702,712)	36.13
Forfeited	(544)	44.22
Expired/cancelled	(7,972)	35.91
Outstanding at September 30, 2022	1,251,722	36.47
Granted	—	—
Exercised	(618,414)	34.39
Forfeited	—	—
Expired/cancelled	(5,699)	31.14
Outstanding at September 30, 2023	627,609	$38.56

Exercisable at September 30, 2023	627,609	$38.56

As of September 30, 2023, there was no unrecognized stock-based compensation associated with unvested stock options. As of September 30, 2023, the average remaining life of the outstanding and exercisable stock options was 4.0 years with an aggregate intrinsic value of $3.2.  The total intrinsic value of options exercised by employees and directors during 2023, 2022, and 2021 was $9.2, $9.6, and $6.6, respectively. The grant-date fair value of options that vested during 2023, 2022, and 2021 was $2.2, $11.5, and $15.9, respectively.

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

The vesting of the SV awards granted in fiscal 2023 is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period and a corresponding service requirement.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  The number of shares awarded is based upon the fair value of the Company’s common stock at the date of grant adjusted for the attainment level at the end of the period.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum (200 percent) to vest. The Company records expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projections.  As a result, depending on the degree to which performance criteria are achieved or projections change, expenses related to the SV awards may become more volatile as the Company approaches the final performance measurement date at the end of the three-year period.

The vesting of TSR awards granted in fiscal 2023 will be determined by comparing the Company’s total shareholder return during a three-year period to the respective total shareholder returns of members of the Standard & Poor’s 400 Mid Cap Industrials index (the “Index Companies”). Based on the Company’s relative ranking within the Index Companies, performance below the 25th percentile earns a zero payout, a 25 percent minimum payout for achievement at the 25th percentile, 100 percent payout at 50th percentile achievement, and 200 percent payout at 75th percentile achievement and above. Compensation expense for the TSR awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The Company estimates the fair value of TSR awards using a Monte-Carlo simulation model which included the following key assumptions:

	Year Ended Year Ended September 30,
	2023	2022	2021
Expected term (years)	2.83	2.83	2.83
Risk-free interest rate	3.96%	0.86%	0.20%
Share price volatility	44.70%	43.90%	43.04%
Expected dividend yield	—%	—%	—%
Actual dividend yield	1.97%	1.91%	2.24%

A summary of the non-vested stock awards, including dividends, as of September 30, 2023 (representing the maximum number of shares that could be vested) and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2021	617,135	$37.21
Granted	408,467	45.46
Vested	(252,346)	35.36
Forfeited	(112,796)	40.28
Non-vested time-based stock awards at September 30, 2022	660,460	42.50
Granted	268,503	50.54
Vested	(358,592)	41.36
Forfeited	(71,635)	47.62
Non-vested time-based stock awards at September 30, 2023	498,736	$46.91

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2020	733,649	$37.38
Granted	321,472	51.93
Vested	(242,117)	33.65
Forfeited	(274,652)	39.22
Non-vested performance-based stock awards at September 30, 2022	538,352	47.69
Granted	368,419	67.04
Vested	(187,894)	43.15
Forfeited	(136,401)	54.78
Non-vested performance-based stock awards at September 30, 2023	582,476	$59.90

The total vest date fair value of shares held by Hillenbrand employees and directors which vested during 2023, 2022, and 2021 was $28.0, $23.0, and $11.1 (including dividends), respectively.

As of September 30, 2023, $12.1 and $8.5 of unrecognized stock-based compensation was associated with the Company’s unvested time-based and performance-based (including SV and TSR) stock awards, respectively.  The unrecognized amount of compensation related to the SV awards is based upon projected performance to date. The unrecognized compensation cost of the time-based and performance-based awards is expected to be recognized over a weighted-average period of 1.7 and 1.7 years and includes a reduction for an estimate of potential forfeitures.  As of September 30, 2023, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $21.1 and $18.5, respectively.

Dividends payable in stock accrue on both time-based and SV awards during the performance period and are subject to the same terms as the original grants.  Dividends do not accrue on TSR awards during the performance period. As of September 30, 2023, a total of 32,308 shares had accumulated on unvested stock awards due to dividend reinvestments and were included in the tables above.  The aggregate fair value of these shares at September 30, 2023 was $1.4.

Vested Deferred Stock — Certain stock-based compensation programs allow or require deferred delivery of shares after vesting.  As of September 30, 2023, there were 280,015 fully vested deferred shares, which were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2023 was $11.8.

12.          Other Comprehensive Income (Loss)

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2023:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)
Other comprehensive income (loss) before reclassifications
Before tax amount	0.2	6.6	3.5	10.3	$(0.1)	$10.2
Tax benefit	(0.6)	—	(0.9)	(1.5)		(1.5)
After tax amount	(0.4)	6.6	2.6	8.8	(0.1)	8.7
Amounts reclassified from accumulated other comprehensive loss (2)	(1.3)	—	1.0	(0.3)	—	(0.3)
Net current period other comprehensive (loss) income	(1.7)	6.6	3.6	8.5	$(0.1)	$8.4
Balance at September 30, 2023	$(34.5)	$(107.1)	$(5.5)	$(147.1)

(1)  Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2023
	Amortization of Pension and Postretirement (1)		(Gain)Loss on Derivative Instruments	Total
	Net Loss Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	(1.3)	$(1.3)
Operating expenses	0.1	—	2.0	$2.1
Gain on divestiture of discontinued operations (net of income tax expense)	(1.4)	(0.1)	—	$(1.5)
Total before tax	$(1.3)	$(0.1)	$0.6	$(0.8)
Tax benefit				0.5
Total reclassifications for the period, net of tax				$(0.3)

(1)These accumulated other comprehensive loss components are included in the computation of net pension cost (see Note 8).

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2022:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)
Other comprehensive income (loss) before reclassifications
Before tax amount	18.4	(126.8)	(0.6)	(109.0)	$(2.2)	$(111.2)
Tax benefit	(5.7)	—	0.3	(5.4)	—	(5.4)
After tax amount	12.7	(126.8)	(0.3)	(114.4)	(2.2)	(116.6)
Amounts reclassified from accumulated other comprehensive loss (2)	3.7	—	1.4	5.1	—	5.1
Net current period other comprehensive income (loss)	16.4	(126.8)	1.1	(109.3)	$(2.2)	$(111.5)
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)

(1)  Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2022
	Amortization of Pension and Postretirement (1)		(Gain) Loss on Derivative Instruments	(Gain) Loss on Divestiture	Total
	Net Loss Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$—	$(0.1)
Cost of goods sold	—	—	(0.7)	—	$(0.7)
Operating expenses	4.0	—	1.9	—	$5.9
Total before tax	$4.0	$—	$1.1	$—	$5.1
Tax benefit					—
Total reclassifications for the period, net of tax					$5.1

(1)These accumulated other comprehensive loss components are included in the computation of net pension cost (see Note 8).

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2021:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2020	$(69.6)	$(21.1)	$(12.1)	$(102.8)
Other comprehensive (loss) income before reclassifications
Before tax amount	22.5	42.2	0.9	65.6	$(0.1)	$65.5
Tax expense	(5.6)	—	(0.2)	(5.8)	—	(5.8)
After tax amount	16.9	42.2	0.7	59.8	(0.1)	59.7
Amounts reclassified from accumulated other comprehensive loss (2)	3.5	(8.0)	1.2	(3.3)	—	(3.3)
Net current period other comprehensive (loss) income	20.4	34.2	1.9	56.5	$(0.1)	$56.4
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)

(1)  Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2021
	Amortization of Pension and Postretirement (1)		(Gain)/Loss on Derivative Instruments	(Gain)/Loss on Divestiture	Total
	Net Loss Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$—	$0.1
Cost of goods sold	—	—	(1.0)	—	$(1.0)
Operating expenses	4.2	(0.1)	1.9	(8.0)	$(2.0)
Total before tax	$4.2	$(0.1)	$1.0	$(8.0)	$(2.9)
Tax benefit					(0.4)
Total reclassifications for the period, net of tax					$(3.3)

(1)These accumulated other comprehensive loss components are included in the computation of net pension cost (see Note 8).

13.          Commitments and Contingencies

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

Claims covered by insurance have in most instances deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period.  For auto, workers compensation, and general liability claims in the U.S., outside insurance companies and third-party claims administrators generally assist in establishing individual claim reserves. An independent outside actuary often provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. For all other types of claims, reserves are established when payment is considered probable and are based upon advice from internal and external counsel and historical settlement information.

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at September 30, 2023	Fair Value at September 30, 2023
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$242.9	$242.9	$—	$—
Restricted cash	7.3	7.3	—	—
Investments in rabbi trust	3.3	3.3	—	—
Derivative instruments	1.5	—	1.5	—

Liabilities:
Revolving Credit Facility	505.1	—	505.1	—
$200.0 term loan	192.5	—	192.5	—
€185 term loan	195.0	—	195.0	—
2021 Notes	350.0	281.6	—	—
2020 Notes	400.0	395.1	—	—
2019 Notes	374.7	355.0	—	—
Series A Notes	—	—	—	—
Derivative instruments	1.7	—	1.7	—

	Carrying Value at September 30, 2022	Fair Value at September 30, 2022
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$232.2	$232.2	$—	$—
Restricted cash	3.5	3.5	—	—
Cash and cash equivalents held for sale	1.9	1.9	—	—
Investments in rabbi trust	2.4	2.4	—	—
Derivative instruments	2.6	—	2.6	—

Liabilities:
2021 Notes	350.0	268.7	—	—
2020 Notes	400.0	394.5	—	—
2019 Notes	374.7	349.6	—	—
Series A Notes	100.0	—	97.6	—
Derivative instruments	8.0	—	8.0	—

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
•The fair values of the Revolving Credit Facility, $200.0 term loan, €185 term loan, and Series A Notes were estimated based on internally-developed models, using current market interest rate data for similar issues, as there is no active market for the Facility or Series A Notes.

15.             Segment and Geographical Information

As previously described, on February 1, 2023, the Company completed the divestiture of Batesville. The operating results and cash flows for Batesville have been classified as discontinued operations within the Consolidated Financial Statements for all periods presented.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Year Ended September 30,
	2023	2022	2021
Net revenue
Advanced Process Solutions	$1,823.5	$1,269.8	$1,245.7
Molding Technology Solutions	1,002.5	1,045.5	995.7
Total net revenue	$2,826.0	$2,315.3	$2,241.4

Adjusted EBITDA (1)
Advanced Process Solutions	$355.7	$249.1	$234.5
Molding Technology Solutions	187.1	216.2	201.8
Corporate	(59.6)	(63.8)	(57.6)

Net revenue
United States	$1,061.6	$760.3	$724.3
China	451.1	573.1	503.6
India	229.5	196.3	178.9
Germany	210.2	140.9	139.0
All other countries	873.6	644.7	695.6
Total net revenue	$2,826.0	$2,315.3	$2,241.4

(1)  Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.

	September 30,
	2023	2022
Total assets assigned
Advanced Process Solutions	$3,525.5	$1,494.2
Molding Technology Solutions	1,883.0	2,052.6
Corporate	139.2	99.3
Held for sale assets	—	221.4
Total assets assigned	$5,547.7	$3,867.5

Tangible long-lived assets, net
United States	$134.1	$79.3
Germany	136.0	104.1
China	38.9	42.2
India	38.1	40.7
All other foreign business units	84.9	53.5
Tangible long-lived assets, net	$432.0	$319.8

The following schedule reconciles segment adjusted EBITDA to consolidated net income:

	Year Ended September 30,
	2023	2022	2021
Adjusted EBITDA:
Advanced Process Solutions	$355.7	$249.1	$234.5
Molding Technology Solutions	187.1	216.2	201.8
Corporate	(59.6)	(63.8)	(57.6)
Add:
Income from discontinued operations (net of income tax expense)	462.6	99.5	127.2
Less:	00	00	00
Interest expense, net	77.7	64.3	74.3
Income tax expense	102.8	84.0	78.6
Depreciation and amortization	125.6	98.6	104.7
Impairment charges	—	—	11.2
Business acquisition, divestiture, and integration costs	46.2	29.4	33.9
Restructuring and restructuring-related charges	5.1	3.1	13.6
Inventory step-up costs related to acquisitions	11.7	—	—
Loss (gain) on divestiture	—	3.1	(67.1)
Other	—	3.3	1.5
Consolidated net income	$576.7	$215.2	$255.2

16.             Restructuring

Hillenbrand periodically undergoes restructuring activities in order to enhance profitability through streamlined operations and an improved overall cost structure. The following schedule details the restructuring charges by reportable operating segment and the classification of those charges on the Consolidated Statements of Operations.

	Year Ended September 30,
	2023			2022			2021
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$(0.1)	$1.3	$1.2	$1.8	$(0.2)	$1.6	$9.3	$5.9	$15.2
Molding Technology Solutions	2.1	0.9	3.0	—	0.2	0.2	4.1	1.0	5.1
Corporate	—	0.2	0.2	—	0.8	0.8	—	0.7	0.7
Total	$2.0	$2.4	$4.4	$1.8	$0.8	$2.6	$13.4	$7.6	$21.0

The restructuring charges within the Advanced Process Solutions reportable operating segment during the years ended September 30, 2023, 2022, and 2021 are related primarily to severance costs. The restructuring charges within the Molding Technology Solutions reportable operating segment and Corporate during the years ended September 30, 2023, 2022 and 2021 were primarily related to severance costs associated with the ongoing integration of Milacron, as well as productivity initiatives within the Molding Technology Solutions reportable operating segment. At September 30, 2023, $2.7 of restructuring costs were accrued and are expected to be paid over the next twelve months.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (a)	Balance at End of Period
Allowance for doubtful accounts, early pay discounts, and sales returns:

Year ended September 30, 2023	$6.4	$2.6	$1.7	$(0.6)	$10.1
Year ended September 30, 2022	$5.7	$2.1	$(0.8)	$(0.6)	$6.4
Year ended September 30, 2021	$5.9	$0.8	$0.1	$(1.1)	$5.7

Allowance for inventory valuation:

Year ended September 30, 2023	$29.5	$8.9	$5.8	$(2.5)	$41.7
Year ended September 30, 2022	$28.4	$8.5	$(3.0)	$(4.4)	$29.5
Year ended September 30, 2021	$24.1	$5.6	$3.0	$(4.3)	$28.4

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2023.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, of this Form 10-K.

On October 6, 2022, we completed the acquisition of Linxis, on December 1, 2022, we completed the acquisition of Peerless, and on September 1, 2023, we completed the acquisition of FPM, each of which includes their existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2023, we have excluded Linxis, Peerless and FPM from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. We are currently in the process of evaluating and integrating Linxis, Peerless, and FPM’s historical internal controls over financial reporting with ours. The integrations may lead to changes in future fiscal periods, but we do not expect these changes to materially affect our internal control over financial reporting. We expect to complete these internal controls integrations in fiscal 2024. For the year ended and as of September 30, 2023, Linxis, Peerless, and FPM accounted for approximately 15% of total consolidated net revenue and approximately 35% of total consolidated assets.

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

Item 9B.    OTHER INFORMATION

(a) Effective November 14, 2023, our Board of Directors approved an amendment of the Company’s Amended and Restated code of By-laws (the “By-law Amendment”). The By-law Amendment prohibits any indemnification or advancement of expenses to a Company director, officer, or employee that would be against public policy, in further support of the Company’s revised Clawback Policy adopted in compliance with listing standards required by the new SEC Rule 10D-1.

The complete text of the Company’s By-laws, as well as a marked copy of the By-laws illustrating the changes made by the By-law Amendment, are attached hereto as Exhibits 3.2 and 3.2(a). The foregoing descriptions are summaries only, do not purport to be complete, and are qualified in their entirety by reference to the complete text of the By-laws which is attached as Exhibit 3.2 and incorporated herein by reference.

(b) Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Information about our Executive Officers.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), which section is incorporated herein by reference. Information regarding our Code of Ethical Business Conduct, compliance with Section 16(a) of the Exchange Act, and the corporate governance matters covered by this Item is incorporated by reference to the 2024 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees” and “Delinquent Section 16(a) Reports.” Information related to corporate governance of the Company, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees, and transactions in our securities by directors and executive officers, is also available free of charge on or through the “Investors” section of our website at www.hillenbrand.com.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation of Directors.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement, where such information will be included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement, where such information will be included under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Consolidated Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 46.

(2) Consolidated Financial Statement Schedule

The financial statement schedule on page 104 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index

Exhibit 2.1	***	Securities Purchase Agreement, dated as of September 15, 2022, among Hillenbrand France Acquisition Holdings SAS and the Sellers identified therein with respect to Linxis Group (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 15, 2022)
Exhibit 2.2	***	Share Purchase Agreement, dated as of May 23, 2023, between Milacron LLC and Schenck
Process Holdings GmbH (Incorporated by reference to Exhibit 2.1 to Current Report on Form
8-K filed September 1, 2023)
Exhibit 2.3		Securities Purchase Agreement, dated as of December 15, 2022, between BL Memorial Partners, LLC and Hillenbrand, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 21, 2022)
Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2	*	Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of November 14, 2023
Exhibit 3.2(a)	*	Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of November 14, 2023 (redline version of amended sections)
Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. Bank National Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010)

Exhibit 4.2		Supplemental Indenture dated as of January 10, 2013, by and among Hillenbrand, Inc., Batesville Casket Company, Inc., Batesville Manufacturing, Inc., Batesville Services, Inc., Coperion Corporation, K-Tron Investment Co., TerraSource Global Corporation, Process Equipment Group, Inc., Rotex Global, LLC, and U.S. Bank National Association, as trustee (the “Trustee”) (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 11, 2013)
Exhibit 4.3		Supplemental Indenture No.3, dated as of September 25, 2019, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.4		Form of the Company’s 4.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.5	*	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act
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

Exhibit 10.11	**	Hillenbrand, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.12	**	Hillenbrand, Inc. Third Amended and Restated Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2021)

Exhibit 10.13	**	Employment Agreement, dated January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.14	**	Restricted Stock Unit Award Agreement, dated as of January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.15	**	Sign-on and Retention Agreement, dated as of November 17, 2021, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.16	**	Cash Award Agreement, dated as of January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.17	**	Employment Agreement, dated as of October 1, 2015, between Hillenbrand, Inc. and Nicholas Farrell (Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.18	**	Form of Change in Control Agreement (2021 revision) (Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.19		Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 19, 2014)
Exhibit 10.20		Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2014)
Exhibit 10.21		Amendment No. 3 to Private Shelf Agreement, dated March 24, 2016, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2016)
Exhibit 10.22		Amendment No. 4 to the Private Shelf Agreement, dated as of December 8, 2017, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2017)
Exhibit 10.23	**	Employment Agreement dated as of June 18, 2018, by and between Hillenbrand, Inc. and J. Michael Whitted (Incorporated by reference as Exhibit 10.33 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.24	*,**	Employment Agreement, dated January 21, 2014, by and between Hillenbrand Germany Holding GmbH and Ulrich Bartel
Exhibit 10.25	**	Employment Agreement, dated March 30, 2020, by and between Mold-Masters (2007) Limited and Ling An-Heid (Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 3, 2021)
Exhibit 10.26		Fourth Amended and Restated Credit Agreement, dated as of June 8, 2022, among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the co-syndication agents and co-documentation agents named therein (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 13, 2022)
Exhibit 10.27		Amendment No. 5 to Private Shelf Agreement, dated as of September 4, 2019, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 4, 2019)
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

Exhibit 10.31	***	Syndicated L/G Facility Agreement, dated June 21, 2022, among Hillenbrand, Inc., certain of its subsidiaries party thereto, Commerzbank Aktiengesellschaft and other lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2022)
Exhibit 10.32	**	Form of Performance-Based Unit Award Agreement (Shareholder Value Delivered) (2021 revision) (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.33	**	Form of Performance Based Unit Award Agreement (Relative Total Shareholder Return) (2021 revision) (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.34	**	Form of Restricted Stock Unit Award Agreement (2021 revision) (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.35	**	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) (2021 revision) (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.36		Amendment No. 8 to Private Shelf Agreement, dated as of June 9, 2022, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed June 13, 2022)
Exhibit 10.37	**	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of June 21, 2023, among Hillenbrand, Inc., the subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2023)
Exhibit 10.38	**	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of July 14, 2023, among Hillenbrand, Inc., the subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (Incorporated by reference as Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 2, 2023)
Exhibit 10.39		Amendment and Restatement Agreement, dated June 22, 2023, between Hillenbrand, Inc., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Commerzbank Aktiengesellschaft and the other financial institutions party thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed June 23, 2023)
Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.
Exhibit 22	*	List of Guarantor Subsidiaries of Hillenbrand, Inc.
Exhibit 23.1	*	Consent of Ernst & Young LLP
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 97.1	*	Hillenbrand, Inc. Clawback Policy
The following documents are being filed pursuant to Inline XBRL:

Exhibit 101		The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.
***	Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Hillenbrand hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND, INC.

By:	/s/ Kimberly K. Ryan
Kimberly K. Ryan
President and Chief Executive Officer
November 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Helen W. Cornell	Chairperson of the Board	November 15, 2023
Helen W. Cornell

/s/ Kimberly K. Ryan	President, Chief Executive Officer, and Director	November 15, 2023
Kimberly K. Ryan	(Principal Executive Officer)

/s/ Robert M. VanHimbergen	Senior Vice President and Chief Financial Officer	November 15, 2023
Robert M. VanHimbergen	(Principal Financial Officer)

/s/ Megan A. Walke	Vice President and Chief Accounting Officer	November 15, 2023
Megan A. Walke	(Principal Accounting Officer)

/s/ Gary L. Collar	Director	November 15, 2023
Gary L. Collar

/s/ Joy M. Greenway	Director	November 15, 2023
Joy M. Greenway

/s/ Daniel C. Hillenbrand	Director	November 15, 2023
Daniel C. Hillenbrand

/s/ Neil S. Novich	Director	November 15, 2023
Neil S. Novich

/s/ Dennis W. Pullin	Director	November 15, 2023
Dennis W. Pullin

/s/ Jennifer W. Rumsey	Director	November 15, 2023
Jennifer W. Rumsey

/s/ Inderpreet Sawhney	Director	November 15, 2023
Inderpreet Sawhney

/s/ Stuart A. Taylor II	Director	November 15, 2023
Stuart A. Taylor II