Form 10-Q
period 2023-12-31
Hillenbrand, Inc.
filed 2024-02-05
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

The registrant had 70,151,784 shares of common stock, no par value per share, outstanding as of January 31, 2024.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2023	2022
Net revenue	$773.3	$655.7
Cost of goods sold	522.3	448.1
Gross profit	251.0	207.6
Operating expenses	157.9	137.9
Amortization expense	25.5	19.1
Pension settlement charge	8.3	—
Interest expense, net	29.8	21.5
Income from continuing operations before income taxes	29.5	29.1
Income tax expense	10.0	2.3
Income from continuing operations	19.5	26.8
(Loss) income from discontinued operations (net of income tax expense)	(0.3)	21.0
Consolidated net income	19.2	47.8
Less: Net income attributable to noncontrolling interests	2.0	2.3
Net income attributable to Hillenbrand	$17.2	$45.5

Earnings per share
Basic earnings per share
Income from continuing operations attributable to Hillenbrand	$0.25	$0.36
Income from discontinued operations	—	0.30
Net income attributable to Hillenbrand	$0.25	$0.66
Diluted earnings per share
Income from continuing operations attributable to Hillenbrand	$0.25	$0.35
(Loss) income from discontinued operations	(0.01)	0.30
Net income attributable to Hillenbrand	$0.24	$0.65
Weighted average shares outstanding (basic)	70.3	69.4
Weighted average shares outstanding (diluted)	70.5	69.8

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2023	2022
Consolidated net income	$19.2	$47.8
Changes in other comprehensive income, net of tax:
Currency translation adjustment (1)	49.3	43.0
Pension and postretirement	6.0	(0.2)
Change in net unrealized gain on derivative instruments	0.9	3.7
Total changes in other comprehensive income, net of tax	56.2	46.5
Consolidated comprehensive income	75.4	94.3
Less: Comprehensive income attributable to noncontrolling interests	2.0	2.1
Comprehensive income attributable to Hillenbrand	$73.4	$92.2

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2023 (unaudited)	September 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$198.4	$242.9
Trade receivables, net	352.5	398.7
Receivables from long-term manufacturing contracts, net	287.2	260.2
Inventories, net	607.5	592.6
Prepaid expenses and other current assets	131.9	113.2
Total current assets	1,577.5	1,607.6
Property, plant, and equipment, net	334.6	320.7
Operating lease right-of-use assets, net	118.8	111.3
Intangible assets, net	1,386.5	1,377.1
Goodwill	2,061.5	2,028.1
Other long-term assets	106.0	102.9
Total Assets	$5,584.9	$5,547.7

LIABILITIES
Current Liabilities
Trade accounts payable	$422.1	$451.5
Liabilities from long-term manufacturing contracts and advances	387.1	388.5
Current portion of long-term debt	20.3	19.7
Accrued compensation	85.1	99.6
Other current liabilities	316.2	331.7
Total current liabilities	1,230.8	1,291.0
Long-term debt	2,021.5	1,990.4
Accrued pension and postretirement healthcare	105.0	101.4
Operating lease liabilities	92.0	88.1
Deferred income taxes	345.7	351.2
Other long-term liabilities	70.9	62.7
Total Liabilities	$3,865.9	$3,884.8

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 70.1 and 69.9 shares outstanding)	—	—
Additional paid-in capital	701.2	709.5
Retained earnings	1,321.0	1,319.6
Treasury stock (5.7 and 5.9 shares, at cost)	(242.7)	(251.7)
Accumulated other comprehensive loss	(90.9)	(147.1)
Hillenbrand Shareholders’ Equity	1,688.6	1,630.3
Noncontrolling interests	30.4	32.6
Total Shareholders’ Equity	1,719.0	1,662.9

Total Liabilities and Shareholders’ Equity	$5,584.9	$5,547.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended December 31,
	2023	2022
Operating activities from continuing operations
Consolidated net income	$19.2	$47.8
Adjustments to reconcile income from continuing operations to used in operating activities:
Total loss (income) from discontinued operations (net of income tax expense)	0.3	(21.0)
Depreciation and amortization	38.8	31.0
Deferred income taxes	(22.4)	(5.3)
Amortization of deferred financing costs	1.1	0.9
Share-based compensation	5.2	5.1
Trade accounts receivable, net and receivables from long-term manufacturing contracts	36.7	(51.1)
Inventories, net	(1.7)	2.7
Prepaid expenses and other current assets	(22.0)	(13.9)
Trade accounts payable	(38.9)	(11.6)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(57.7)	14.8
Income taxes payable	14.9	(1.6)
Accrued pension and postretirement	6.5	(1.9)
Other, net	(4.0)	(1.5)
Net cash used in operating activities from continuing operations	(24.0)	(5.6)

Investing activities from continuing operations
Capital expenditures	(12.4)	(15.3)
Proceeds from sales of property, plant, and equipment	0.1	0.8
Acquisition of businesses, net of cash acquired	—	(627.5)
Other, net	(2.8)	—
Net cash used in investing activities from continuing operations	(15.1)	(642.0)

Financing activities from continuing operations
Proceeds from issuance of long-term debt	—	200.0
Repayments on long-term debt	(2.5)	—
Proceeds from revolving credit facilities	31.4	756.3
Repayments on revolving credit facilities	(24.2)	(326.3)
Payment of deferred financing costs	—	(0.6)
Payments of dividends on common stock	(15.6)	(15.3)
Proceeds from stock option exercises	0.6	6.9
Payments for employee taxes on net settlement equity awards	(5.3)	(9.2)
Other, net	(1.5)	(1.5)
Net cash (used in) provided by financing activities from continuing operations	(17.1)	610.3
Cash used in continuing operations	(56.2)	(37.3)
Cash used in discontinued operations:
Operating cash flows	—	(0.6)
Investing cash flows	—	(4.5)
Total cash used in discontinued operations	—	(5.1)
Effect of exchange rates on cash and cash equivalents	5.6	0.6
Net cash flows	(50.6)	(41.8)

Cash and cash equivalents:
At beginning of period	250.2	237.6
At end of period	$199.6	$195.8

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended December 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2023	75.8	$709.5	$1,319.6	5.9	$(251.7)	$(147.1)	$32.6	$1,662.9
Total other comprehensive income, net of tax	—	—	—	—	—	56.2	—	56.2
Net income	—	—	17.2	—	—	—	2.0	19.2
Issuance/retirement of stock for stock awards/options	—	(13.7)	—	(0.2)	9.0	—	—	(4.7)
Share-based compensation	—	5.2	—	—	—	—	—	5.2
Dividends ($0.2225 per share)	—	0.2	(15.8)	—	—	—	(1.2)	(16.8)
Purchase of noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Balance at December 31, 2023	75.8	$701.2	$1,321.0	5.7	$(242.7)	$(90.9)	$30.4	$1,719.0

	Three Months Ended December 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2022	75.8	$723.8	$812.0	6.9	$(297.3)	$(155.6)	$25.1	$1,108.0
Total other comprehensive income (loss), net of tax	—	—	—	—	—	46.7	(0.2)	46.5
Net income	—	—	45.5	—	—	—	2.3	47.8
Issuance/retirement of stock for stock awards/options	—	(22.6)	—	(0.4)	20.3	—	—	(2.3)
Share-based compensation	—	5.1	—	—	—	—	—	5.1
Dividends ($0.22 per share)	—	0.2	(15.5)	—	—	—	(1.6)	(16.9)
Acquisition of noncontrolling interests	—	—	—	—	—	—	4.6	4.6
Balance at December 31, 2022	75.8	$706.5	$842.0	6.5	$(277.0)	$(108.9)	$30.2	$1,192.8

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data)

1.Background and Basis of Presentation

Hillenbrand, Inc. (the “Company” or “Hillenbrand”) is a global industrial company that provides highly-engineered processing equipment and solutions to customers around the world. Our portfolio is composed of leading industrial brands that serve large, attractive end markets, including durable plastics, food, and recycling. Guided by our Purpose, Shape What Matters for TomorrowTM, we pursue excellence, collaboration, and innovation to shape solutions that best serve our people, our customers, and our communities. Customers choose Hillenbrand due to our reputation for designing, manufacturing, and servicing highly-engineered, mission-critical equipment and solutions that meet their unique and complex processing requirements.

On February 1, 2023, the Company completed the divestiture of its historical Batesville reportable operating segment (“Batesville”) to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, including an $11.5 subordinated note.

This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Accordingly, the operating results and cash flows related to Batesville have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented. Unless otherwise noted, discussion within the condensed notes to the Consolidated Financial Statements relates to continuing operations only and excludes Batesville. See Note 4 for additional information on this divestiture.

The Company is providing, and will continue to provide, certain transition services to Batesville for applicable fees that are not material to the Company’s financial position. The transition services vary in duration depending upon the type of service provided.

As a result of the divestiture, Hillenbrand is now composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies.

The Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries.  They also include three subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The unaudited Consolidated Financial Statements have been prepared on the same basis as, and should be read in conjunction with, the audited Consolidated Financial Statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the SEC on November 15, 2023. In the opinion of management, these unaudited Consolidated Financial Statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature. The interim period results are subject to variation and are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year.

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the over time method, establishment of reserves related to credit losses, warranties, inventories, income taxes, litigation, and self-insurance.

2.Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2023.

Recently adopted accounting standards

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50); Disclosure of Supplier Finance Program Obligations. ASU 2022-04 requires entities that use supplier finance programs to disclose information about the nature and potential magnitude of the programs, activity during the period, and changes from period to period. ASU 2022-04 does not affect the recognition, measurement, or consolidated financial statement presentation of obligations covered by supplier finance programs. The Company adopted ASU 2022-04 effective October 1, 2023. The adoption of ASU 2022-04 did not have a material effect on our Consolidated Financial Statements and related disclosures. See Note 6 for further details.

Recently issued accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires additional disclosures pertaining to significant expenses and other items of an entity’s reportable operating segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (fiscal 2025). Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on the Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). The Company is currently evaluating the impact of ASU 2023-09 on the Consolidated Financial Statements.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the Consolidated Financial Statements.

3.Revenue Recognition

Net revenue includes gross revenue less sales discounts and sales incentives, all of which require the Company to make estimates for the portion of these allowances that have yet to be credited or paid to customers. The Company estimates these allowances based upon historical experience.

Contract balances

The balance in receivables from long-term manufacturing contracts at December 31, 2023 and September 30, 2023, was $287.2 and $260.2, respectively. The change was driven by the impact of net revenue recognized prior to billings to customers. The balance in the liabilities from long-term manufacturing contracts and advances at December 31, 2023 and September 30, 2023, was $387.1 and $388.5, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the three months ended December 31, 2023 and 2022, related to liabilities from long-term manufacturing contracts and advances as of September 30, 2023 and 2022, was $116.4 and $91.4, respectively. During the three months ended December 31, 2023 and 2022, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of December 31, 2023, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $2,147.4. Approximately 80% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End market
Plastics and recycling	$243.6	$—	$243.6	$240.8	$—	$240.8
Automotive	—	40.7	40.7	—	49.2	49.2
Chemicals	45.4	—	45.4	24.7	—	24.7
Consumer goods	—	28.3	28.3	—	33.1	33.1
Food and pharmaceuticals	182.8	—	182.8	103.8	—	103.8
Custom molders	—	25.1	25.1	—	26.6	26.6
Packaging	—	29.6	29.6	—	28.6	28.6
Construction	17.7	25.0	42.7	—	31.1	31.1
Minerals	20.0	—	20.0	13.8	—	13.8
Electronics	—	12.9	12.9	—	15.9	15.9
Medical	—	16.0	16.0	—	16.5	16.5
Other industrial	58.8	27.4	86.2	29.7	41.9	71.6
Total	$568.3	$205.0	$773.3	$412.8	$242.9	$655.7

The following tables present net revenue by geography:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$264.2	$109.9	$374.1	$138.5	$136.2	$274.7
Asia	146.3	60.5	206.8	148.7	68.2	216.9
Europe, the Middle East, and Africa	157.8	34.6	192.4	125.6	38.5	164.1
Total	$568.3	$205.0	$773.3	$412.8	$242.9	$655.7

(1)The Company attributes net revenue to a geography based upon the location of the end customer.

The following tables present net revenue by products and services:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and services
Equipment	$382.0	$127.2	$509.2	$305.3	$162.1	$467.4
Parts and services	186.3	62.8	249.1	107.5	64.6	172.1
Other	—	15.0	15.0	—	16.2	16.2
Total	$568.3	$205.0	$773.3	$412.8	$242.9	$655.7

The following tables present net revenue by timing of transfer:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$278.2	$186.4	$464.6	$220.2	$230.0	$450.2
Over time	290.1	18.6	308.7	192.6	12.9	205.5
Total	$568.3	$205.0	$773.3	$412.8	$242.9	$655.7

4.    Divestitures

Batesville

As previously described, on February 1, 2023, the Company completed the divestiture of Batesville to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, including an $11.5 subordinated note. At closing, after the applicable adjustments, the Company received $698.0 in pre-tax cash proceeds, including an adjustment for cash on hand acquired from the Company, and the previously mentioned subordinated note.

Discontinued operations

Components of amounts reflected in the Consolidated Statements of Operations related to discontinued operations are presented in the table, as follows:

	Three Months Ended December 31,
	2023	2022
Net revenue	$—	$156.0
Cost of goods sold	—	103.7
Gross profit	—	52.3
Operating expenses	0.3	20.9
(Loss) income from discontinued operations before income taxes	(0.3)	31.4
Income tax expense	—	10.4
(Loss) income from discontinued operations (net of income tax expense)	$(0.3)	$21.0

5.    Acquisitions

Acquisition of Schenck Process Food and Performance Materials Business

On September 1, 2023, the Company completed its acquisition of Schenck Process Food and Performance Materials (“FPM”) for $748.7, net of certain customary post-closing adjustments, and including cash acquired. The Company used available borrowings under its multi-currency revolving credit facility (the “Facility”) to fund this acquisition.

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

Preliminary purchase price allocation and other items

The Company utilized the services of an independent valuation consultant, along with estimates and assumptions determined by management, to estimate the fair value of the assets acquired and liabilities assumed. The preliminary allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. The purchase price allocation of the assets acquired and liabilities assumed is preliminary until the contractual post-closing adjustments are finalized, and the measurement period allowed for under Accounting Standards Codification (“ASC

805”), Business Combinations (“ASC 805”) has closed. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. Changes during the measurement period could be material. Based on current fair value estimates, the preliminary purchase price for FPM has been allocated to individual assets acquired and liabilities assumed as of the acquisition date:

	September 1, 2023 (as initially reported)	Measurement Period Adjustments	September 1, 2023 (as adjusted)
Assets acquired:
Cash and cash equivalents	$17.3	$—	$17.3
Trade receivables	65.2	(1.6)	63.6
Receivables from long-term manufacturing contracts	22.4	—	22.4
Inventories	64.8	(0.5)	64.3
Prepaid expenses and other current assets	10.3	—	10.3
Property, plant, and equipment	27.3	14.9	42.2
Operating lease right-of-use assets	11.0	3.5	14.5
Intangible assets	338.0	0.4	338.4
Goodwill	476.5	(12.4)	464.1
Other non-current assets	2.7	(1.0)	1.7
Total assets acquired	1,035.5	3.3	1,038.8

Liabilities assumed:
Trade accounts payable	59.4	(2.4)	57.0
Liabilities from long-term manufacturing contracts	86.6	—	86.6
Accrued compensation	13.5	—	13.5
Other current liabilities	45.7	1.1	46.8
Operating lease liabilities	9.5	—	9.5
Deferred income taxes	69.0	4.6	73.6
Other non-current liabilities	3.1	—	3.1
Total liabilities assumed	286.8	3.3	290.1
Net assets acquired	$748.7	$—	$748.7

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to property, plant, and equipment, operating lease right-of-use assets, intangible assets, goodwill, and deferred income taxes. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

Intangible assets identified

The preliminary purchase price allocation included $338.4 of acquired identifiable intangible assets. Intangible assets consist of FPM’s technology, Baker Perkins trade name, and customer relationships and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, degree of stability in the current FPM customer base, economic factors, and expected future cash flows of the Company following the acquisition of FPM. The technology and Baker Perkins trade name were valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included FPM’s future cash flow projections, which were based on estimates used to price the FPM acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (12%).

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$285.0	15 years
Technology	48.0	12 years
Trade name	4.4	5 years
Other	1.0
Total intangible assets	$338.4

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

Impact on results of operations

The results of FPM’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the September 1,
2023 acquisition date. The following table provides the results of operations for FPM included in Hillenbrand’s Consolidated
Statement of Operations:

Three Months Ended December 31, 2023
Net revenue	$146.0
Income from continuing operations before income taxes	14.1

Acquisition of Peerless Food Equipment
On December 1, 2022, the Company completed the acquisition of the Peerless Food Equipment division (“Peerless”) of Illinois Tool Works Inc. for a purchase price of $59.2, including cash acquired, using available borrowings under the Facility. Headquartered in Sidney, Ohio, Peerless is a premier supplier of industrial food processing equipment.

The acquisition of Peerless increased the Company's scale in the food end market, and combining Peerless’ highly complementary equipment and solutions with existing Advanced Process Solutions reportable operating segment technologies now allows the Company to deliver more comprehensive solutions to its customers. The results of Peerless since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

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

The following table summarizes the final fair values of assets acquired and liabilities assumed as of the acquisition date:

	December 1, 2022 (as initially reported)	Measurement Period Adjustments	December 1, 2022 (as adjusted)
Assets acquired:
Current assets	$16.2	$0.9	$17.1
Property, plant, and equipment	2.3	—	2.3
Intangible assets	—	25.3	25.3
Goodwill	50.9	(27.0)	23.9
Total assets acquired	69.4	(0.8)	68.6

Liabilities assumed:
Current liabilities	9.5	(0.1)	9.4
Total liabilities assumed	9.5	(0.1)	9.4
Net assets acquired	$59.9	$(0.7)	$59.2

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions were subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above, however, no material adjustments were recorded in the three months ended December 31, 2023. Adjustments were primarily made to intangible assets and goodwill. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

During the quarter ended December 31, 2023, the purchase price allocation for the acquisition was finalized.

Intangible assets identified

The purchase price allocation included $25.3 of acquired identifiable intangible assets. Intangible assets consist of Peerless’ trade name and customer relationships, and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, stability in the current Peerless customer base, economic factors, and future expected cash flows of the Company following the acquisition of Peerless. The trade name was valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included Peerless cash flow projections, which were based on estimates used to price the Peerless acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (13%).

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

Impact on results of operations

The results of Peerless’ operations have been included in Hillenbrand’s Consolidated Financial Statements since the December 1, 2022 acquisition date. The following table provides the results of operations for Peerless included in Hillenbrand’s Consolidated Statements of Operations:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Net revenue	$7.1	$4.0
Income from continuing operations before income taxes	0.5	1.1

During the three months ended December 31, 2022, the Company incurred $1.2 in acquisition expenses related to the Peerless acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

Acquisition of LINXIS Group SAS

On October 6, 2022, the Company completed the acquisition of LINXIS Group SAS (“Linxis”) from IBERIS INTERNATIONAL S.À R.L, an affiliate of IK Partners, and additional sellers (collectively, the “Sellers”). As a result of the acquisition, the Company acquired from the Sellers all of the issued and outstanding securities of Linxis, and Linxis became a wholly owned subsidiary of the Company for total aggregate consideration of $590.8 (€596.2) in cash, reflecting an approximate enterprise value of $566.8 (€572.0) plus cash acquired at closing. The Company used available borrowings under the Facility to fund this acquisition.

Linxis has six market-leading brands – Bakon, Diosna, Shaffer, Shick Esteve, Unifiller, and VMI – that serve customers in over 100 countries. With a global manufacturing, sales and service footprint, Linxis specializes in the design, manufacturing, and service of dosing, kneading, mixing, granulating, drying, and coating technologies. The purchase price allocation was finalized during the year ended September 30, 2023. The results of Linxis since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below for the historical period is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the Peerless and FPM acquisitions had been completed on the date indicated, do not reflect synergies that might have been achieved, and are not indicative of future results of operations or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that Hillenbrand believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisitions of Peerless and FPM had occurred on October 1, 2022, to give effect to certain events that Hillenbrand believes to be directly attributable to the acquisitions. These pro forma adjustments primarily include:

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

The supplemental pro forma financial information for the historical period presented is as follows:

Three months ended December 31,
2022
Net revenue	$813.5
Income from continuing operations attributable to Hillenbrand	21.2

Income from continuing operations attributable to Hillenbrand — per share of common stock:
Basic earnings per share from continuing operations	$0.31
Diluted earnings per share from continuing operations	$0.30

6.Supplemental Consolidated Balance Sheet Information

	December 31, 2023	September 30, 2023
Allowance for credit losses	$10.4	$10.1

Warranty reserves	$37.0	$35.8

Accumulated depreciation on property, plant, and equipment	$243.0	$226.7

Inventories, net:
Raw materials and components	$295.4	$285.2
Work in process	129.9	135.0
Finished goods	182.2	172.4
Total inventories, net	$607.5	$592.6

Other current liabilities:
Income tax payable	$76.5	$72.8
Other current liabilities	239.7	258.9
Total other current liabilities	$316.2	$331.7

The following table provides a reconciliation of cash and cash equivalents, restricted cash, and cash and cash equivalents held for sale reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$198.4	$193.9
Cash and cash equivalents held for sale	—	0.9
Short-term restricted cash included in other current assets	1.2	1.0
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held for sale shown in the Consolidated Statements of Cash Flows	$199.6	$195.8
Supplier Finance Program
The Company has agreements with third-party financial institutions to facilitate supply chain finance (“SCF”) programs. The SCF programs allow qualifying suppliers to sell their receivables, on an invoice level at the selection of the supplier, from the Company to the financial institutions and negotiate their outstanding receivable arrangements and associated fees directly with the financial institutions. Hillenbrand is not party to the agreements between the supplier and the financial institutions. The supplier invoices that have been confirmed as valid under the SCF programs require payment in full by the financial institutions to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF programs.

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party financial institutions in trade accounts payable in the Consolidated Balance Sheets, and associated payments are included in cash used in operating activities in the Consolidated Statements of Cash Flows. The Company’s outstanding obligations included in trade accounts payable as of December 31, 2023 and September 30, 2023,  were $29.4 and $29.1, respectively.

Trade Receivables Financing

During the three months ended December 31, 2023, the Company executed an amendment of its trade receivables financing arrangement (as amended, the “Amended Arrangement”) with a financial institution. In accordance with ASC 869, Transfers and Servicing, this Amended Arrangement is deemed a true sale, as the Company retains no rights or interest and has no obligations with respect to the trade receivables. The Company had proceeds from the sale of trade receivables under the Amended Arrangement of $61.3 for the three months ended December 31, 2023 ($0.0 for the three months ended December 31, 2022). As of December 31, 2023 and September 30, 2023, trade receivables in the amount of $30.4 and $0.0, respectively, were sold to the financial institution and are not reflected in the trade receivables in the Consolidated Balance Sheets.

7.Leases

For the three months ended December 31, 2023 and 2022, the Company recognized $8.5 and $7.1 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period. The Company’s finance leases were insignificant as of December 31, 2023 and September 30, 2023.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	December 31, 2023	September 30, 2023
Operating lease right-of-use assets, net	$118.8	$111.3

Other current liabilities	19.2	18.6
Operating lease liabilities	92.0	88.1
Total operating lease liabilities	$111.2	$106.7

Weighted-average remaining lease term (in years)	6.9	7.1

Weighted-average discount rate	3.9%	3.8%

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

2024 (excluding the three months ended December 31, 2023)	$18.5
2025	21.7
2026	18.0
2027	15.1
2028	13.6
Thereafter	38.7
Total lease payments	125.6
Less: imputed interest	(14.4)
Total present value of lease payments	$111.2

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Three Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6.8	$5.6
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	4.9	1.8
Operating leases acquired in acquisitions	3.5	15.0

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	December 31, 2023		September 30, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,312.9	$(317.6)	$1,290.2	$(291.4)
Technology, including patents	196.2	(89.2)	192.3	(83.1)
Software	51.3	(33.4)	41.7	(31.7)
Trade names	47.9	(5.7)	41.9	(4.2)
	1,608.3	(445.9)	1,566.1	(410.4)
Indefinite-lived assets:
Trade names	224.1	—	221.4	—

Total	$1,832.4	$(445.9)	$1,787.5	$(410.4)

Finite-lived intangible assets, net of $742.0 and $740.0 are included in the Advanced Process Solutions reportable operating segment at December 31, 2023 and September 30, 2023, respectively. Indefinite-lived intangible assets of $112.0 and $109.3 are included in the Advanced Process Solutions reportable operating segment at December 31, 2023 and September 30, 2023, respectively. The net change in intangible assets in the Advanced Process Solutions reportable operating segment during the three months ended December 31, 2023, was driven primarily by acquisition measurement period adjustments, amortization, and foreign currency adjustments. Finite-lived intangible assets, net of $412.6 and $412.9 are included in the Molding Technology Solutions reportable operating segment at December 31, 2023 and September 30, 2023, respectively. Indefinite-lived intangible assets of $112.1 are included in the Molding Technology Solutions reportable operating segment at both December 31, 2023 and September 30, 2023. The net change in intangible assets in the Molding Technology Solutions reportable operating segment during the three months ended December 31, 2023, was driven primarily by amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the three months ended December 31, 2023:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance as of September 30, 2023	$1,394.9	$633.2	$2,028.1
Acquisition measurement period adjustments	(12.1)	—	(12.1)
Foreign currency adjustments	35.9	9.6	45.5
Balance as of December 31, 2023	$1,418.7	$642.8	$2,061.5

During the three months ended December 31, 2023 and 2022, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

9.Financing Agreements
The following table summarizes Hillenbrand’s current and long-term debt as of:

	December 31, 2023	September 30, 2023
$1,000 revolving credit facility (excluding outstanding letters of credit)	$530.6	$505.1
$200 term loan	190.0	192.5
€185 term loan	203.0	195.0
$400 senior unsecured notes (1)	398.4	398.0
$375 senior unsecured notes (2)	373.0	372.9
$350 senior unsecured notes (3)	346.8	346.6
Total debt	2,041.8	2,010.1
Less: current portion	20.3	19.7
Total long-term debt	$2,021.5	$1,990.4

(1)Includes unamortized debt issuance costs of $1.6 and $2.0 at December 31, 2023 and September 30, 2023, respectively.
(2)Includes unamortized debt issuance costs of $1.7 and $1.8 at December 31, 2023 and September 30, 2023, respectively.
(3)Includes unamortized debt issuance costs of $3.2 and $3.4 at December 31, 2023 and September 30, 2023, respectively.

As of December 31, 2023, the Company had $20.8 in outstanding letters of credit issued and $448.6 of borrowing capacity under the Facility, all of which was immediately available based on the Company’s most restrictive covenant. The weighted-average interest rate on borrowings under the Facility was 5.84% and 2.23% for the three months ended December 31, 2023 and 2022, respectively. The weighted average facility fee on the Facility was 0.20% and 0.15% for the three months ended December 31, 2023 and 2022, respectively. The weighted-average interest rate on the $200 term loan was 5.60% and 5.43% for the three months ended December 31, 2023 and 2022, respectively. The weighted-average interest rate on the €185 term loan was 5.60% for the three months ended December 31, 2023. There were no borrowings on the €185 term loan during the three months ended December 31, 2022.

Remaining unamortized deferred financing costs related to the Facility, $200 term loan and €185 term loan were $5.6 in aggregate, as of December 31, 2023, and are being amortized to interest expense over the remaining term of these agreements.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of December 31, 2023 and September 30, 2023, the Company had credit arrangements totaling $605.5 and $587.9, respectively, under which $356.4 and $326.9, respectively, were used for guarantees. These arrangements include the Company’s Syndicated L/G Facility Agreement (“L/G Facility”) and other ancillary credit facilities. Remaining unamortized deferred financing costs related to the L/G Facility were $1.5 as of December 31, 2023, and are being amortized to interest expense over the remaining term of the agreement.

As of December 31, 2023, Hillenbrand was in compliance with all covenants contained in the foregoing agreements and credit instruments and there were no events of default.

10.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension cost (benefit) included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2023	2022	2023	2022
Service costs	$—	$—	$0.5	$0.5
Interest costs	2.0	2.8	1.1	0.9
Expected return on plan assets	(2.7)	(3.4)	(0.4)	(0.3)
Amortization of net loss (gain)	0.1	0.1	(0.2)	(0.2)
Settlement charge	8.3	—	—	—
Net periodic pension (benefit) cost	$7.7	$(0.5)	$1.0	$0.9

On July 18, 2023, we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in December 2023, funded by the existing assets in the Plan. As a result, the Company recorded a non-cash settlement pre-tax charge of $8.3 during the three months ended December 31, 2023.

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $2.9 and $2.9 for the three months ended December 31, 2023, and 2022, respectively.

11.Income Taxes

The effective tax rates for the three months ended December 31, 2023 and 2022 were 33.9% and 7.9%, respectively. The increase in the effective tax rate was primarily driven by a non-recurring discrete tax benefit in the prior period resulting from the approval of a reduced incentive tax rate for certain operations located in China and a reduced discrete tax benefit for equity compensation as compared to the prior period, partially offset by a reduction of the tax accrual for unrepatriated earnings.

12.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 440,000 and 400,000 shares at December 31, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2023	2022
Income from continuing operations	$19.5	$26.8
Less: Net income attributable to noncontrolling interests	2.0	2.3
Income from continuing operations attributable to Hillenbrand	$17.5	$24.5

Weighted-average shares outstanding (basic - in millions)	70.3	69.4
Effect of dilutive stock options and other unvested equity awards (in millions)	0.2	0.4
Weighted-average shares outstanding (diluted - in millions)	70.5	69.8

Basic earnings per share from continuing operations attributable to Hillenbrand	$0.25	$0.36
Diluted earnings per share from continuing operations attributable to Hillenbrand	$0.25	$0.35

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.6	0.5

13. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2023	$(34.5)	$(107.1)	$(5.5)	$(147.1)
Other comprehensive income before reclassifications:
Before tax amount	(0.4)	49.3	0.3	49.2	$—	$49.2
Tax benefit	0.2	—	(0.1)	0.1	—	0.1
After tax amount	(0.2)	49.3	0.2	49.3	—	49.3
Amounts reclassified from accumulated other comprehensive loss (2)	6.2	—	0.7	6.9	—	6.9
Net current period other comprehensive income	6.0	49.3	0.9	56.2	$—	$56.2
Balance at December 31, 2023	$(28.5)	$(57.8)	$(4.6)	$(90.9)

(1)Includes gain and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)
Other comprehensive income (loss) before reclassifications:
Before tax amount	—	43.2	4.7	47.9	$(0.2)	$47.7
Tax expense	—	—	(1.3)	(1.3)	—	(1.3)
After tax amount	—	43.2	3.4	46.6	(0.2)	46.4
Amounts reclassified from accumulated other comprehensive loss (2)	(0.2)	—	0.3	0.1	—	0.1
Net current period other comprehensive (loss) income	(0.2)	43.2	3.7	46.7	$(0.2)	$46.5
Balance at December 31, 2022	$(33.0)	$(70.5)	$(5.4)	$(108.9)

(1)Includes gains and losses on intra-foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended December 31, 2023
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	0.3	0.3
Operating expenses	8.2	—	0.5	8.7
Total before tax	$8.2	$—	$0.7	$8.9
Tax expense				(2.0)
Total reclassifications for the period, net of tax				$6.9

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 10).

	Three Months Ended December 31, 2022
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Gain Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	(0.1)	(0.1)
Operating expenses	(0.1)	—	0.5	0.4
Total before tax	$(0.1)	$—	$0.3	$0.2
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.1

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 10).

14.Share-Based Compensation

	Three Months Ended December 31,
	2023	2022
Share-based compensation costs	$5.2	$4.6
Less impact of income taxes	1.2	1.1
Share-based compensation costs, net of tax	$4.0	$3.5

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

During the three months ended December 31, 2023, the Company made the following grants:

Number of Units
Time-based stock awards	276,548
Performance-based stock awards (maximum that can be earned)	472,835

The Company’s time-based stock awards and performance-based stock awards granted during the three months ended December 31, 2023, had weighted-average grant date fair values of $38.39 and $41.45, respectively. Included in the performance-based stock awards granted during the three months ended December 31, 2023 are 275,458 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

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

	Carrying Value at December 31, 2023	Fair Value at December 31, 2023 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$198.4	$198.4	$—	$—
Restricted cash	1.2	1.2	—	—
Investments in rabbi trust	4.0	4.0	—	—
Derivative instruments	2.0	—	2.0	—

Liabilities:
Facility	530.6	—	530.6	—
$200 term loan	190.0	—	190.0	—
€185 term loan	203.0	—	203.0	—
$350 senior unsecured notes	350.0	305.2	—	—
$400 senior unsecured notes	400.0	400.1	—	—
$375 senior unsecured notes	374.8	371.1	—	—
Derivative instruments	1.2	—	1.2	—

	Carrying Value at September 30, 2023	Fair Value at September 30, 2023 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$242.9	$242.9	$—	$—
Restricted cash	7.3	7.3	—	—
Investments in rabbi trust	3.3	3.3	—	—
Derivative instruments	1.5	—	1.5	—

Liabilities:
Facility	505.1	—	505.1	—
$200 term loan	192.5	—	192.5	—
€185 term loan	195.0	—	195.0	—
$350 senior unsecured notes	350.0	281.6	—	—
$400 senior unsecured notes	400.0	395.1	—	—
$375 senior unsecured notes	374.7	355.0	—	—
Derivative instruments	1.7	—	1.7	—

Valuation techniques

•Cash and cash equivalents, restricted cash, and investments in rabbi trust are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The types of financial instruments the Company classifies within Level 1 include most bank deposits, money market securities, and publicly traded mutual funds. The Company does not adjust the quoted market price for such financial instruments.
•The Company estimates the fair value of foreign currency derivatives using industry accepted models.  The significant Level 2 inputs used in the valuation of derivatives include spot rates, forward rates, and volatility.  These inputs were obtained from pricing services, broker quotes, and other sources.
•The fair values of the Facility, $200 term loan, and €185 term loan were estimated based on internally-developed models using current market interest rate data for similar issues, as there is no active market for the Facility, $200 term loan, and €185 term loan, and therefore, are classified within Level 2 of the fair value hierarchy.

•The fair values of the $350 senior unsecured notes, $400 senior unsecured notes and $375 senior unsecured notes were based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $181.0 and $164.6 at December 31, 2023 and September 30, 2023, respectively. The derivatives are recorded at fair value in other current assets and other current liabilities in the Consolidated Balance Sheets.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended December 31,
	2023	2022
Net revenue
Advanced Process Solutions	$568.3	$412.8
Molding Technology Solutions	205.0	242.9
Total	$773.3	$655.7

Adjusted EBITDA (1)
Advanced Process Solutions	$96.0	$71.3
Molding Technology Solutions	32.1	43.1
Corporate	(14.0)	(13.1)

Net revenue (2)
United States	$326.9	$232.9
China	91.9	120.2
India	57.9	52.4
Germany	59.1	44.5
All other countries	237.5	205.7
Total	$773.3	$655.7

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	December 31, 2023	September 30, 2023
Total assets
Advanced Process Solutions	$3,568.4	$3,525.5
Molding Technology Solutions	1,894.4	1,883.0
Corporate	122.1	139.2
Total	$5,584.9	$5,547.7

Tangible long-lived assets, net
United States	$146.9	$134.1
Germany	142.2	136.0
China	39.0	38.9
India	36.9	38.1
All other countries	88.4	84.9
Total	$453.4	$432.0

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended December 31,
	2023	2022
Adjusted EBITDA:
Advanced Process Solutions	$96.0	$71.3
Molding Technology Solutions	32.1	43.1
Corporate	(14.0)	(13.1)
Add:
(Loss) income from discontinued operations (net of income tax expense)	(0.3)	21.0
Less:
Interest expense, net	29.8	21.5
Income tax expense	10.0	2.3
Depreciation and amortization	38.8	31.0
Pension settlement charge	8.3	—
Business acquisition, divestiture, and integration costs	5.6	10.7
Inventory step-up charges	1.5	8.0
Restructuring and restructuring-related charges	0.6	1.0
Consolidated net income	$19.2	$47.8

18.Restructuring

Subsequent to December 31, 2023, the Company announced a program to reduce costs and improve operational efficiency as a result of the weaker than expected order patterns and continued softness in market demand within the Molding Technology Solutions reportable operating segment. As a result, and based on the information available at the date of the Form 10-Q filing, the Company expects to incur severance and other related costs of approximately $20.0 over the next 9 months. The Company expects that substantially all of these costs will result in future cash expenditures, and we anticipate these cash expenditures to be substantially paid by the end of fiscal 2025.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Throughout this Quarterly Report on Form 10-Q, we make a number of “forward-looking statements,” including statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. As the words imply, these are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the financial markets; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; the impact of disease outbreaks, such as the COVID-19 pandemic, or other health crises; increasing competition for highly skilled and talented workers, as well as labor shortages; uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; uncertainty in United States global trade policy; our level of international sales and operations; the impact of incurring significant amounts of indebtedness and any inability of the Company to respond to changes in its business or make future desirable acquisitions; the ability of the Company to comply with financial or other covenants in debt agreements; negative effects of acquisitions, including the Schenck Process Food and Performance Materials (“FPM”) business and Linxis Group SAS (“Linxis”) acquisitions, on the Company’s business, financial condition, results of operations and financial performance (including the ability of the Company to maintain relationships with its customers, suppliers, and others with whom it does business); the possibility that the anticipated benefits from acquisitions including the FPM and Linxis acquisitions cannot be realized by the Company in full or at all, or may take longer to realize than expected; risks that the integrations of FPM or Linxis or other acquired businesses disrupt current operations or pose potential difficulties in employee retention or otherwise affect financial or operating results; competition in the industries in which we operate, including on price; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or divestiture, including potential synergies and cost savings or the failure of the Company or any acquired company to achieve its plans and objectives generally; impairment charges to goodwill and other identifiable intangible assets; impacts of decreases in demand or changes in technological advances, laws, or regulation on the net revenues that we derive from the plastics industry; changes in food consumption patterns due to dietary trends, or economic conditions, or other reasons; our reliance upon employees, agents, and business partners to comply with laws in many countries and jurisdictions; the impact to the Company’s effective tax rate of changes in the mix of earnings or in tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits, and governmental proceedings related to operations; uncertainty in the U.S. political and regulatory environment; adverse foreign currency fluctuations; labor disruptions; and the effect of certain provisions of the Company’s governing documents and Indiana law that could decrease the trading price of the Company’s common stock. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of certain factors that could cause actual results to differ from those contained in forward-looking statements, see the discussion under the heading “Risk Factors” in Part I, Item 1A of Hillenbrand’s Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on November 15, 2023, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. The forward-looking information in this Quarterly Report on Form 10-Q speaks only as of the date covered by this report, and we assume no obligation to update or revise any forward-looking information.

EXECUTIVE OVERVIEW

Hillenbrand (www.Hillenbrand.com) is a global industrial company that provides highly-engineered processing equipment and solutions to customers around the world. Our portfolio is composed of leading industrial brands that serve large, attractive end markets, including durable plastics, food, and recycling. Guided by our Purpose, Shape What Matters for TomorrowTM, we pursue excellence, collaboration, and innovation to shape solutions that best serve our people, our customers, and our communities. Customers choose Hillenbrand due to our reputation for designing, manufacturing, and servicing highly-engineered, mission-critical equipment and solutions that meet their unique and complex processing requirements.

During the three months ended December 31, 2023 and 2022, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and consolidated financial position.

Supply Chain and Inflation

While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. We have experienced significant delays in certain raw materials and components, but we have largely been able to mitigate the impact of these delays on our consolidated results of operations. We continue to identify and qualify alternative sources to mitigate risk associated with single or sole sources of supply, and we may choose to purchase certain materials in safety stock where we have supply chain continuity concerns. We have experienced and we may continue to experience disruptions to our supply chains, which could materially affect our ability to timely manufacture and distribute our products and could also have a significant impact on the Company’s consolidated net revenue, results of operations, and cash flows during fiscal 2024 and beyond.

We also experienced material and supply chain inflation during the three months ended December 31, 2023, as further discussed in our Operations Review. The material and supply chain inflation experienced during the three months ended December 31, 2023 was less significant than the impact during the three months ended December 31, 2022. Pricing actions and supply chain productivity initiatives have mitigated and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s consolidated results of operations and cash flows during fiscal 2024 and beyond.

For additional information regarding supply chain, inflation, and other risks, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 15, 2023.

Divestitures

Divestiture of Batesville

As previously described, on February 1, 2023, the Company completed the divestiture of Batesville to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, including an $11.5 subordinated note.

This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Unless otherwise noted, amounts presented in Management’s Discussion and Analysis are for continuing operations only.

The Company is providing, and will continue to provide, certain transition services to Batesville for applicable fees that are not material to the Company’s financial position. The transition services vary in duration depending upon the type of service provided.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2023, to the same period in 2022.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP measures are referred to as “adjusted” measures and primarily exclude expenses associated with business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, pension settlement charges, and inventory step-up charges. The related income tax impact for all of these items is also excluded. The measures also exclude certain tax items related to acquisitions and divestitures, the revaluation of deferred tax balances resulting from fluctuations in currency exchange rates and non-routine changes in tax rates for certain foreign jurisdictions, and the impact that the Molding Technology Solutions reportable operating segment’s loss carryforward attributes have on tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (“FDII”), and the Base Erosion and Anti-Abuse Tax (“BEAT”).

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

See page 36 for a reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2023, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 15, 2023.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$773.3	100.0	$655.7	100.0
Gross profit	251.0	32.5	207.6	31.7
Operating expenses	157.9	20.4	137.9	21.0
Amortization expense	25.5		19.1
Pension settlement charge	8.3		—
Interest expense, net	29.8		21.5
Income tax expense	10.0		2.3

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

Net revenue increased $117.6 (18%).

•Advanced Process Solutions net revenue increased $155.5 (38%), primarily driven by the impact of acquisitions ($149.5), higher aftermarket parts and service net revenue, and favorable pricing, partially offset by a decrease in capital equipment sales. Foreign currency impact improved net revenue by 3%.

•Molding Technology Solutions net revenue decreased $37.9 (16%), primarily driven by a decrease in injection molding and hot runner equipment sales. Foreign currency impact improved net revenue by 1%.

Gross profit increased $43.4 (21%) and gross profit margin improved 80 basis points to 32.5%. On an adjusted basis, which excluded business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges and inventory step-up charges, adjusted gross profit increased $36.6 (17%), and adjusted gross profit margin decreased 20 basis points to 32.7%.

•Advanced Process Solutions gross profit increased $55.5 (41%), primarily driven by the impact of acquisitions, favorable pricing, productivity improvements, and favorable product mix, partially offset by cost inflation and lower volume. Foreign currency impact improved gross profit by 3%. Gross profit margin improved 80 basis points to 33.6%, primarily driven by favorable pricing, productivity improvements, and favorable product mix, offset by cost inflation and a decrease in inventory step-up charges.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($1.5 in 2024 and $8.0 in 2023) and business acquisition, divestiture, and integration costs of $0.3 in 2023. Excluding these non-recurring items, adjusted gross profit increased $48.7 (34%) and adjusted gross profit margin decreased 100 basis points to 33.8%.

•Molding Technology Solutions gross profit decreased $12.1 (17%) primarily driven by a decrease in volume and cost inflation, partially offset by favorable product mix. Foreign currency impact improved gross profit by 1%. Gross profit margin decreased 40 basis points to 29.4%, primarily driven by cost inflation, partially offset by favorable product mix.

Operating expenses increased $20.0 (15%), primarily driven by acquisitions and cost inflation, partially offset by lower variable compensation and a decrease in business acquisition, divestiture, and integration costs. Foreign currency impact decreased operating expenses by 4%. Our operating expense-to-net-revenue ratio improved by 60 basis points to 20.4%. Operating expenses included the following items:

	Three Months Ended December 31,
	2023	2022
Business acquisition, divestiture, and integration costs	$5.6	$10.3
Restructuring and restructuring-related charges	0.5	1.0

On an adjusted basis, which excludes business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges, operating expenses increased $25.2 (20%). Adjusted operating expenses as a percentage of net revenue increased 30 basis points to 19.6%.

Amortization expense increased $6.4 (34%) primarily driven by the impact of acquisitions in the prior fiscal year.

Pension settlement charge increased $8.3 due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments. See Note 10 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this pension settlement charge.

Interest expense, net increased $8.3 (39%), primarily due to increased borrowing for acquisitions in the prior fiscal year.

The effective tax rate was 33.9% in 2024 compared to 7.9% in 2023. The increase in the effective tax rate was primarily driven by a non-recurring discrete tax benefit in the prior period resulting from the approval of a reduced incentive tax rate for certain operations located in China and a reduced discrete tax benefit for equity compensation as compared to the prior period, partially offset by a reduction of the tax accrual for unrepatriated earnings.

The adjusted effective tax rate was 28.6% in 2024 compared to 25.0% in 2023. The adjusted effective income tax rate excluded the tax effect of the following items:

•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.3 expense in 2024 and $0.2 expense in 2023);
•The impact of tax lass carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings ($0.3 benefit in 2023);
•The revaluation of deferred tax balances as a result of foreign tax rate change ($3.4 benefit in 2023); and
•Adjustments previously discussed within this section, such as business acquisition, divestiture, and integration costs ($10.6 benefit in 2024 and $11.2 benefit in 2023).

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended December 31,
	2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$568.3	100.0	$412.8	100.0
Gross profit	190.7	33.6	135.2	32.8
Operating expenses	107.1	18.8	79.8	19.3
Amortization expense	16.7		10.3

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

Net revenue increased $155.5 (38%) primarily driven by the impact of acquisitions ($149.5), higher aftermarket parts and service net revenue, and favorable pricing, partially offset by a decrease in capital equipment sales. Foreign currency impact improved net revenue by 3%.

Order backlog increased $290.6 (18%) from $1,625.2 at December 31, 2022, to $1,915.8 at December 31, 2023. The increase in order backlog was primarily driven by acquisitions, partially offset by the execution of existing backlog. Foreign currency impact increased order backlog by 3%. On a sequential basis, order backlog increased $49.4 (3%) to $1,915.8 at December 31, 2023, up from $1,866.4 at September 30, 2023, primarily due to favorable foreign currency impact (3%).

Gross profit increased $55.5 (41%) primarily driven by the impact of acquisitions, favorable pricing, productivity improvements, and favorable product mix, partially offset by cost inflation and lower volume. Foreign currency impact improved gross profit by 3%. Gross profit margin improved 80 basis points to 33.6%, primarily driven by favorable pricing, productivity improvements, and favorable product mix, offset by cost inflation and a decrease in inventory step-up charges.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($1.5 in 2024 and $8.0 in 2023) and business acquisition, divestiture, and integration costs of $0.3 in 2023. Excluding these non-recurring items, adjusted gross profit increased $48.7 (34%) and adjusted gross profit margin decreased 100 basis points to 33.8%.

Operating expenses increased $27.3 (34%) primarily driven by the impact of acquisitions, cost inflation, and an increase in business acquisition, divestiture, and integration costs. Foreign currency impact increased operating expenses by 3%. Operating expenses as a percentage of net revenue improved 50 basis points to 18.8%.

Operating expenses included business acquisition, divestiture, and integration costs ($3.5 in 2024 and $1.5 in 2023) and restructuring and restructuring-related charges ($0.4 in 2024 and $0.9 in 2023). Excluding these items, adjusted operating expenses increased $25.8 (33%) and adjusted operating expenses as a percentage of net revenue improved 60 basis points to 18.2%.

Amortization expense increased $6.4 (62%) primarily driven by the impact of acquisitions in the prior fiscal year.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended December 31,
	2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$205.0	100.0	$242.9	100.0
Gross profit	60.3	29.4	72.4	29.8
Operating expenses	34.2	16.7	37.3	15.4
Amortization expense	8.8		8.8

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

Net revenue decreased $37.9 (16%), primarily driven by a decrease in injection molding and hot runner equipment sales. Foreign currency impact improved net revenue by 1%.

Order backlog decreased $102.5 (31%) from $334.1 at December 31, 2022, to $231.6 at December 31, 2023. The decrease in order backlog was primarily driven by the execution of existing backlog. On a sequential basis, order backlog decreased $1.6 (1%) to $231.6 at December 31, 2023, down from $233.2 at September 30, 2023.

Gross profit decreased $12.1 (17%) primarily driven by a decrease in volume and cost inflation, partially offset by favorable product mix. Foreign currency impact improved gross profit by 1%. Gross profit margin decreased 40 basis points to 29.4%, primarily driven by cost inflation, partially offset by favorable product mix.

Operating expenses decreased $3.1 (8%), primarily driven by a decrease in variable compensation and cost containment actions. Operating expense as a percentage of net revenue increased 130 basis points to 16.7%.

Operating expenses included business acquisition, divestiture, and integration costs ($1.4 in 2023). Excluding these charges, adjusted operating expenses decreased $1.7 (5%) and adjusted operating expenses as a percentage of net revenue increased 190 basis points to 16.6%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$14.5	1.9	$13.4	2.0
Business acquisition, divestiture, and integration costs	2.1	0.3	7.4	1.1
Operating expenses	$16.6	2.2	$20.8	3.1

Corporate operating expenses include the cost of providing management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, information technology, tax compliance, procurement, sustainability, and other public company support functions such as internal audit, investor relations, and financial reporting. Corporate operating expenses also include costs related to business acquisition, divestiture, and integration, which we incur as a result of our strategy to grow through selective acquisitions. Core operating expenses primarily represent corporate operating expenses excluding costs related to business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges.

Business acquisition, divestiture, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisitions and divestitures) and integrating completed acquisitions (including severance).

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

Operating expenses decreased $4.2 (20%), primarily driven by a decrease in business acquisition, divestiture, and integration costs, partially offset by an increase in strategic investments and inflation. These expenses as a percentage of net revenue were 2.2%, an improvement of 90 basis points from the prior year.

Core operating expenses increased $1.1 (8%), primarily due to an increase in strategic investments and inflation. These expenses as a percentage of net revenue were 1.9%, an improvement of 10 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA from continuing operations.

	Three Months Ended December 31,
	2023	2022
Consolidated net income	$19.2	$47.8
Interest expense, net	29.8	21.5
Income tax expense	10.0	2.3
Depreciation and amortization	38.8	31.0
Consolidated EBITDA	97.8	102.6
Loss (income) from discontinued operations (net of income tax expense)	0.3	(21.0)
Pension settlement charge (1)	8.3	—
Business acquisition, divestiture, and integration costs (2)	5.6	10.7
Inventory step-up charges	1.5	8.0
Restructuring and restructuring-related charges (3)	0.6	1.0
Adjusted EBITDA from continuing operations	$114.1	$101.3

(1)The pension settlement charge during the three months ended December 31, 2023 was due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments.
(2)Business acquisition, divestiture, and integration costs during the three months ended December 31, 2023, primarily included costs associated with the integration of recent acquisitions. Business acquisition, divestiture, and integration costs during the three months ended December 31, 2022, primarily included professional fees related to acquisitions and professional fees and employee-related costs attributable to the integration of Milacron.
(3)Restructuring and restructuring-related charges primarily included severance costs during the three months ended December 31, 2023 and 2022.

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

Consolidated net income decreased $28.6 (60%) for the three months ended December 31, 2023, compared to the same period in fiscal 2023. The decrease was primarily driven by a decrease in total income from discontinued operations, lower volume, cost inflation, a pension settlement charge in 2024, an increase in interest expense, income taxes and amortization, partially offset by favorable pricing and productivity improvements and favorable product mix. Foreign currency impact increased consolidated net income by $0.3.

Consolidated adjusted EBITDA from continuing operations increased $12.8 (13%) for the three months ended December 31, 2023, compared to the same period in fiscal 2023. The increase was primarily driven by the impact of acquisitions, favorable pricing and productivity improvements, and favorable product mix, partially offset by lower volume and cost inflation. Foreign currency impact increased adjusted EBITDA by $2.1.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first three months of 2024 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of December 31, 2023, we had $448.6 of borrowing capacity under the Facility, all of which was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $20.8 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of December 31, 2023, we had guarantee arrangements totaling $605.5, under which $356.4 was used for guarantees. These arrangements include the Amended L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the Amended L/G Facility Agreement by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of December 31, 2023, we had a transition tax liability of $14.9 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $178.0 at December 31, 2023. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $14.9 recorded as of December 31, 2023. The transition tax liability is expected to be paid over the next two years.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. We had approximately $125.0 remaining for share repurchases under the existing authorization at December 31, 2023.

Our anticipated contribution to our defined benefit pension plans in fiscal 2024 is $10.9, of which $2.2 was made during the three months ended December 31, 2023. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.6 based on our outstanding common stock at December 31, 2023. We increased our quarterly dividend in 2024 to $0.2225 per common share from $0.2200 per common share paid in 2023.

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

Cash Flows

	Three Months Ended December 31,
	2023	2022
Cash flows (used in) provided by:
Operating activities from continuing operations	$(24.0)	$(5.6)
Investing activities from continuing operations	(15.1)	(642.0)
Financing activities from continuing operations	(17.1)	610.3
Net cash flows from discontinued operations	—	(5.1)
Effect of exchange rates on cash and cash equivalents	5.6	0.6
Net cash flows	$(50.6)	$(41.8)

Operating Activities

Operating activities from continuing operations used $24.0 of cash during the three months ended December 31, 2023, and used $5.6 of cash during the three months ended December 31, 2022, an $18.4 increase.  The increase in operating cash flow used in continuing operations was primarily due to unfavorable timing of working capital requirements.

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

Investing Activities

The $626.9 increase in net cash flows from investing activities from continuing operations during the three months ended December 31, 2023, was primarily due to the acquisitions of Linxis and Peerless during fiscal year 2023.

Financing Activities

Cash used in financing activities from continuing operations was largely impacted by net borrowing activity. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. The $627.4 decrease in net cash flows from financing activities from continuing operations during the three months ended December 31, 2023, was primarily due to the net borrowings on the Facility of $430.0 and the $200.0 draw on the term loan during fiscal year 2023 which did not repeat in fiscal year 2024.

We returned $15.6 to shareholders during the three months ended December 31, 2023 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2024 to $0.2225 per common share from $0.2200 per common share paid during fiscal 2023.

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

	December 31, 2023	September 30, 2023
Combined Balance Sheets Information:
Current assets (1)	$3,562.3	$2,710.8
Non-current assets	4,223.4	3,533.3
Current liabilities	1,230.1	985.1
Non-current liabilities	1,652.6	1,583.5

		Three Months Ended December 31, 2023
Combined Statements of Operations Information:
Net revenue (2)		$193.9
Gross profit		53.5
Consolidated net income from continuing operations attributable to Obligors		46.9
Total loss from discontinued operations (net of income tax expense) attributable to Obligors		(0.3)
Net income attributable to Obligors		46.6

(1) Current assets include intercompany receivables from non-guarantors of $2,847.8 as of December 31, 2023 and $2,070.6 as of September 30, 2023.
(2) Net revenue includes intercompany sales with non-guarantors of $2.7 for the three months ended December 31, 2023.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2023 Form 10-K for the year ended September 30, 2023, filed with the SEC on November 15, 2023. There have been no material changes in this information since the filing of our 2023 Form 10-K.

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

There have been no changes in internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 15, 2023.

Item 5.                OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

On December 13, 2023, Nicholas R. Farrell, Senior Vice President, General Counsel and Secretary of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Farrell’s Rule 10b5-1 Trading Plan, which has a term of one (1) year, provides for 8,542 stock options to be exercised and sold, subject in each case to certain quantities and limit prices.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of November 14, 2023 (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed November 15, 2023)
Exhibit 22	*	List of Guarantor Subsidiaries of Hillenbrand, Inc.
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101		The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: February 5, 2024	By:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

Date: February 5, 2024		/s/ Megan A. Walke
Megan A. Walke
Vice President and Chief Accounting Officer