Form 10-Q
period 2024-03-31
Hillenbrand, Inc.
filed 2024-04-30
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

The registrant had 70,195,438 shares of common stock, no par value per share, outstanding as of April 26, 2024.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net revenue	$785.3	$690.9	$1,558.6	$1,346.6
Cost of goods sold	534.6	464.8	1,056.9	912.9
Gross profit	250.7	226.1	501.7	433.7
Operating expenses	181.4	139.5	339.3	277.4
Amortization expense	25.7	19.8	51.2	38.9
Pension settlement charge	—	—	8.3	—
Interest expense, net	30.8	18.6	60.6	40.1
Income from continuing operations before income taxes	12.8	48.2	42.3	77.3
Income tax expense	4.2	24.1	14.2	26.4
Income from continuing operations	8.6	24.1	28.1	50.9
(Loss) income from discontinued operations (net of income tax (benefit) expense)	—	(1.5)	(0.3)	19.5
Gain on divestiture of discontinued operations (net of income tax expense)	—	440.9	—	440.9
Total income (loss) from discontinued operations	—	439.4	(0.3)	460.4
Consolidated net income	8.6	463.5	27.8	511.3
Less: Net income attributable to noncontrolling interests	2.5	0.8	4.5	3.1
Net income attributable to Hillenbrand	$6.1	$462.7	$23.3	$508.2

Earnings per share
Basic earnings per share
Income from continuing operations attributable to Hillenbrand	$0.09	$0.33	$0.34	$0.69
Income from discontinued operations	—	6.31	—	6.62
Net income attributable to Hillenbrand	$0.09	$6.64	$0.34	$7.31
Diluted earnings per share
Income from continuing operations attributable to Hillenbrand	$0.09	$0.33	$0.34	$0.68
Income (loss) from discontinued operations	—	6.27	(0.01)	6.59
Net income attributable to Hillenbrand	$0.09	$6.60	$0.33	$7.27
Weighted average shares outstanding (basic)	70.4	69.7	70.4	69.6
Weighted average shares outstanding (diluted)	70.7	70.1	70.6	69.9

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Consolidated net income	$8.6	$463.5	$27.8	$511.3
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustment (1)	(34.1)	19.4	15.2	62.4
Pension and postretirement	—	(1.3)	6.0	(1.5)
Change in net unrealized (loss) gain on derivative instruments	—	(0.4)	0.9	3.3
Total changes in other comprehensive (loss) income, net of tax	(34.1)	17.7	22.1	64.2
Consolidated comprehensive (loss) income	(25.5)	481.2	49.9	575.5
Less: Comprehensive income attributable to noncontrolling interests	2.0	1.0	4.0	3.1
Comprehensive (loss) income attributable to Hillenbrand	$(27.5)	$480.2	$45.9	$572.4

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	March 31, 2024 (unaudited)	September 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$224.4	$242.9
Trade receivables, net	348.5	398.7
Receivables from long-term manufacturing contracts, net	329.7	260.2
Inventories, net	588.9	592.6
Prepaid expenses and other current assets	137.1	113.2
Total current assets	1,628.6	1,607.6
Property, plant, and equipment, net	329.4	320.7
Operating lease right-of-use assets, net	112.0	111.3
Intangible assets, net	1,346.8	1,377.1
Goodwill	2,044.5	2,028.1
Other long-term assets	109.2	102.9
Total Assets	$5,570.5	$5,547.7

LIABILITIES
Current Liabilities
Trade accounts payable	$452.5	$451.5
Liabilities from long-term manufacturing contracts and advances	369.8	388.5
Current portion of long-term debt	20.0	19.7
Accrued compensation	116.1	99.6
Other current liabilities	253.7	331.7
Total current liabilities	1,212.1	1,291.0
Long-term debt	2,087.0	1,990.4
Accrued pension and postretirement healthcare	101.5	101.4
Operating lease liabilities	85.3	88.1
Deferred income taxes	314.5	351.2
Other long-term liabilities	87.9	62.7
Total Liabilities	3,888.3	3,884.8

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 70.2 and 69.9 shares outstanding)	—	—
Additional paid-in capital	704.2	709.5
Retained earnings	1,311.3	1,319.6
Treasury stock (5.6 and 5.9 shares, at cost)	(239.9)	(251.7)
Accumulated other comprehensive loss	(124.5)	(147.1)
Hillenbrand Shareholders’ Equity	1,651.1	1,630.3
Noncontrolling interests	31.1	32.6
Total Shareholders’ Equity	1,682.2	1,662.9

Total Liabilities and Shareholders’ Equity	$5,570.5	$5,547.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended March 31,
	2024	2023
Operating activities from continuing operations
Consolidated net income	$27.8	$511.3
Adjustments to reconcile income from continuing operations to (used in) provided by operating activities:
Total loss (income) from discontinued operations (net of income tax (benefit) expense)	0.3	(460.4)
Depreciation and amortization	80.0	62.0
Deferred income taxes	(41.3)	(10.8)
Amortization of deferred financing costs	2.0	1.9
Share-based compensation	9.9	11.8
Trade accounts receivable, net and receivables from long-term manufacturing contracts	(13.5)	(79.1)
Inventories, net	5.4	13.2
Prepaid expenses and other current assets	(32.3)	(1.4)
Trade accounts payable	(1.1)	(1.6)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(53.0)	(4.5)
Income taxes payable	(11.5)	11.3
Accrued pension and postretirement	5.6	(3.1)
Other, net	0.9	(5.9)
Net cash (used in) provided by operating activities from continuing operations	(20.8)	44.7

Investing activities from continuing operations
Capital expenditures	(25.2)	(32.2)
Proceeds from sales of property, plant, and equipment	0.1	0.8
Acquisition of businesses, net of cash acquired	—	(626.8)
Proceeds from divestitures, net of cash divested	—	696.7
Other, net	(2.8)	—
Net cash (used in) provided by investing activities from continuing operations	(27.9)	38.5

Financing activities from continuing operations
Proceeds from issuance of long-term debt	500.0	200.0
Repayments on long-term debt	(10.0)	(102.5)
Proceeds from revolving credit facilities	185.1	829.3
Repayments on revolving credit facilities	(585.0)	(887.1)
Payment of deferred financing costs	(6.2)	(0.6)
Payments of dividends on common stock	(31.2)	(30.6)
Proceeds from stock option exercises	2.3	10.6
Payments for employee taxes on net settlement equity awards	(6.1)	(12.2)
Other, net	(2.7)	(1.5)
Net cash provided by financing activities from continuing operations	46.2	5.4
Cash (used in) provided by continuing operations	(2.5)	88.6
Cash (used in) provided by discontinued operations:
Operating cash flows	(23.3)	4.2
Investing cash flows	—	(7.6)
Total cash used in discontinued operations	(23.3)	(3.4)
Effect of exchange rates on cash and cash equivalents	0.8	(6.9)
Net cash flows	(25.0)	78.3

Cash and cash equivalents:
At beginning of period	250.2	237.6
At end of period	$225.2	$315.9

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Shareholders of Hillenbrand, Inc.
	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2023	75.8	$701.2	$1,321.0	5.7	$(242.7)	$(90.9)	$30.4	$1,719.0
Total other comprehensive loss, net of tax	—	—	—	—	—	(33.6)	(0.5)	(34.1)
Net income	—	—	6.1	—	—	—	2.5	8.6
Issuance/retirement of stock for stock awards/options	—	(1.9)	—	(0.1)	2.8	—	—	0.9
Share-based compensation	—	4.7	—	—	—	—	—	4.7
Dividends ($0.2225 per share)	—	0.2	(15.8)	—	—	—	(1.3)	(16.9)
Balance at March 31, 2024	75.8	$704.2	$1,311.3	5.6	$(239.9)	$(124.5)	$31.1	$1,682.2

	Six Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2023	75.8	$709.5	$1,319.6	5.9	$(251.7)	$(147.1)	$32.6	$1,662.9
Total other comprehensive income (loss), net of tax	—	—	—	—	—	22.6	(0.5)	22.1
Net income	—	—	23.3	—	—	—	4.5	27.8
Issuance/retirement of stock for stock awards/options	—	(15.6)	—	(0.3)	11.8	—	—	(3.8)
Share-based compensation	—	9.9	—	—	—	—	—	9.9
Dividends ($0.4450 per share)	—	0.4	(31.6)	—	—	—	(2.5)	(33.7)
Purchase of noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Balance at March 31, 2024	75.8	$704.2	$1,311.3	5.6	$(239.9)	$(124.5)	$31.1	$1,682.2

	Shareholders of Hillenbrand, Inc.
	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2022	75.8	$706.5	$842.0	6.5	$(277.0)	$(108.9)	$30.2	$1,192.8
Total other comprehensive income, net of tax	—	—	—	—	—	17.5	0.2	17.7
Net income	—	—	462.7	—	—	—	0.8	463.5
Issuance/retirement of stock for stock awards/options	—	(9.4)	—	(0.3)	10.1	—	—	0.7
Share-based compensation	—	7.4	—	—	—	—	—	7.4
Dividends ($0.22 per share)	—	0.2	(15.5)	—	—	—	—	(15.3)
Balance at March 31, 2023	75.8	$704.7	$1,289.2	6.2	$(266.9)	$(91.4)	$31.2	$1,666.8

	Six Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2022	75.8	$723.8	$812.0	6.9	$(297.3)	$(155.6)	$25.1	$1,108.0
Total other comprehensive income, net of tax	—	—	—	—	—	64.2	—	64.2
Net income	—	—	508.2	—	—	—	3.1	511.3
Issuance/retirement of stock for stock awards/options	—	(32.0)	—	(0.7)	30.4	—	—	(1.6)
Share-based compensation	—	12.5	—	—	—	—	—	12.5
Dividends ($0.44 per share)	—	0.4	(31.0)	—	—	—	(1.6)	(32.2)
Acquisition of noncontrolling interests	—	—	—	—	—	—	4.6	4.6
Balance at March 31, 2023	75.8	$704.7	$1,289.2	6.2	$(266.9)	$(91.4)	$31.2	$1,666.8

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

The Company is providing, and will continue to provide, certain transition services to Batesville for applicable fees that are not material to the Company’s consolidated financial position. The transition services vary in duration depending upon the type of service provided.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at March 31, 2024 and September 30, 2023, was $329.7 and $260.2, respectively. The change was driven by the impact of net revenue recognized prior to billings to customers. The balance in the liabilities from long-term manufacturing contracts and advances at March 31, 2024 and September 30, 2023, was $369.8 and $388.5, respectively, and consists primarily of cash payments received in advance of satisfying performance obligations. The net revenue recognized for the six months ended March 31, 2024 and 2023, related to liabilities from long-term manufacturing contracts and advances as of September 30, 2023 and 2022, was $209.7 and $147.1, respectively. During the three and six months ended March 31, 2024 and 2023, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of March 31, 2024, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $2,106.9. Approximately 84% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended March 31, 2024			Six Months Ended March 31, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End market
Plastics and recycling	$237.5	$—	$237.5	$481.1	$—	$481.1
Automotive	—	49.1	49.1	—	89.8	89.8
Chemicals	47.7	—	47.7	93.1	—	93.1
Consumer goods	—	23.4	23.4	—	51.7	51.7
Food and pharmaceuticals	175.1	—	175.1	357.9	—	357.9
Custom molders	—	24.3	24.3	—	49.4	49.4
Packaging	—	34.6	34.6	—	64.2	64.2
Construction	14.0	32.6	46.6	31.7	57.6	89.3
Minerals	21.0	—	21.0	41.0	—	41.0
Electronics	—	13.3	13.3	—	26.2	26.2
Medical	—	16.4	16.4	—	32.4	32.4
Other industrial	63.9	32.4	96.3	122.7	59.8	182.5
Total	$559.2	$226.1	$785.3	$1,127.5	$431.1	$1,558.6

	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End market
Plastics and recycling	$248.3	$—	$248.3	$489.1	$—	$489.1
Automotive	—	52.5	52.5	—	101.7	101.7
Chemicals	32.1	—	32.1	56.8	—	56.8
Consumer goods	—	34.3	34.3	—	67.4	67.4
Food and pharmaceuticals	98.6	—	98.6	202.4	—	202.4
Custom molders	—	30.7	30.7	—	57.3	57.3
Packaging	—	37.4	37.4	—	66.0	66.0
Construction	—	38.7	38.7	—	69.8	69.8
Minerals	18.7	—	18.7	32.5	—	32.5
Electronics	—	19.7	19.7	—	35.6	35.6
Medical	—	15.2	15.2	—	31.7	31.7
Other industrial	32.8	31.9	64.7	62.5	73.8	136.3
Total	$430.5	$260.4	$690.9	$843.3	$503.3	$1,346.6

The following tables present net revenue by geography:

	Three Months Ended March 31, 2024			Six Months Ended March 31, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$257.9	$127.5	$385.4	$522.1	$237.4	$759.5
Asia	134.2	62.6	196.8	280.4	123.1	403.5
Europe, the Middle East, and Africa	167.1	36.0	203.1	325.0	70.6	395.6
Total	$559.2	$226.1	$785.3	$1,127.5	$431.1	$1,558.6

	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$159.0	$157.1	$316.1	$297.5	$293.3	$590.8
Asia	142.3	65.3	207.6	291.0	133.5	424.5
Europe, the Middle East, and Africa	129.2	38.0	167.2	254.8	76.5	331.3
Total	$430.5	$260.4	$690.9	$843.3	$503.3	$1,346.6

(1)The Company attributes net revenue to a geography based upon the location of the end customer.

The following tables present net revenue by products and services:

	Three Months Ended March 31, 2024			Six Months Ended March 31, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and services
Equipment	$375.3	$137.0	$512.3	$757.3	$264.2	$1,021.5
Parts and services	183.9	73.8	257.7	370.2	136.6	506.8
Other	—	15.3	15.3	—	30.3	30.3
Total	$559.2	$226.1	$785.3	$1,127.5	$431.1	$1,558.6

	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and services
Equipment	$305.5	$173.2	$478.7	$610.8	$335.3	$946.1
Parts and services	125.0	70.8	195.8	232.5	135.4	367.9
Other	—	16.4	16.4	—	32.6	32.6
Total	$430.5	$260.4	$690.9	$843.3	$503.3	$1,346.6

The following tables present net revenue by timing of transfer:

	Three Months Ended March 31, 2024			Six Months Ended March 31, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$281.6	$205.2	$486.8	$559.7	$391.7	$951.4
Over time	277.6	20.9	298.5	567.8	39.4	607.2
Total	$559.2	$226.1	$785.3	$1,127.5	$431.1	$1,558.6

	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$221.6	$226.1	$447.7	$441.8	$456.1	$897.9
Over time	208.9	34.3	243.2	401.5	47.2	448.7
Total	$430.5	$260.4	$690.9	$843.3	$503.3	$1,346.6

4.    Divestiture

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

Certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to Batesville do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses. In addition, costs directly attributable to the Batesville reportable operating segment divestiture have been reflected in discontinued operations. As a result, income before income taxes of the historical Batesville reportable operating segment decreased $14.4 and $17.9 for the three and six months ended March 31, 2023, respectively.

Discontinued operations

Components of amounts reflected in the Consolidated Statements of Operations related to discontinued operations are presented in the table, as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net revenue	$—	$57.7	$—	$213.7
Cost of goods sold	—	38.5	—	142.2
Gross profit	—	19.2	—	71.5
Operating expenses	—	23.1	0.3	44.0
(Loss) income from discontinued operations before income taxes	—	(3.9)	(0.3)	27.5
Income tax (benefit) expense	—	(2.4)	—	8.0
(Loss) income from discontinued operations (net of income tax (benefit) expense)	—	(1.5)	(0.3)	19.5
Gain on divestiture of discontinued operations (net of income tax expense of $145.1)	—	440.9	—	440.9
Total income (loss) from discontinued operations	$—	$439.4	$(0.3)	$460.4

5.    Acquisitions

Acquisition of Schenck Process Food and Performance Materials Business

On September 1, 2023, the Company completed its acquisition of Schenck Process Food and Performance Materials (“FPM”) for $763.3, net of cash acquired, which consisted of $748.7 in consideration paid at the acquisition date, plus contingent consideration of $14.6. The contingent consideration of $14.6 reflects the estimated fair value, as of the date of acquisition, of contingent future cash payments based on the value of certain research and development tax credits that were generated by FPM prior to the acquisition date. The value of these credits, and therefore the payment of the contingent consideration, is subject to audit by the tax authorities and to the closing of the statute of limitations for the year in which the tax credits are fully utilized, the timing of which is not able to be determined at this time, but we expect to extend several years. We estimated the fair value based on a third-party evaluation of the research and development tax credits completed during the six months ended March 31, 2024 and do not expect the amount to exceed $14.6. The purchase price is also subject to certain customary post-closing adjustments. The Company used available borrowings under its multi-currency revolving credit facility (the “Facility”) to fund the cash consideration portion of this acquisition.

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

Preliminary purchase price allocation and other items

The Company used the services of an independent valuation consultant, along with estimates and assumptions determined by management, to estimate the fair value of the assets acquired and liabilities assumed. The preliminary allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. The purchase price allocation of the assets acquired and liabilities assumed is preliminary until the contractual post-closing adjustments are finalized, and the measurement period allowed for under Accounting Standards Codification (“ASC 805”), Business Combinations (“ASC 805”) has closed. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. Changes during the measurement period could be material. Based on current fair value estimates, the preliminary purchase price for FPM has been allocated to individual assets acquired and liabilities assumed as of the acquisition date:

	September 1, 2023 (as initially reported)	Measurement Period Adjustments	September 1, 2023 (as adjusted)
Assets acquired:
Cash and cash equivalents	$17.3	$—	$17.3
Trade receivables	65.2	(1.6)	63.6
Receivables from long-term manufacturing contracts	22.4	—	22.4
Inventories	64.8	(3.9)	60.9
Prepaid expenses and other current assets	10.3	(0.1)	10.2
Property, plant, and equipment	27.3	14.3	41.6
Operating lease right-of-use assets	11.0	3.1	14.1
Intangible assets	338.0	1.4	339.4
Goodwill	476.5	1.5	478.0
Other non-current assets	2.7	4.1	6.8
Total assets acquired	1,035.5	18.8	1,054.3

Liabilities assumed:
Trade accounts payable	59.4	(2.4)	57.0
Liabilities from long-term manufacturing contracts	86.6	—	86.6
Accrued compensation	13.5	—	13.5
Other current liabilities	45.7	1.4	47.1
Operating lease liabilities	9.5	—	9.5
Deferred income taxes	69.0	4.2	73.2
Other non-current liabilities	3.1	1.0	4.1
Total liabilities assumed	286.8	4.2	291.0
Net assets acquired	$748.7	$14.6	$763.3

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to inventories, property, plant, and equipment, operating lease right-of-use assets, other non-current assets, and deferred income taxes. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

Intangible assets identified

The preliminary purchase price allocation included $339.4 of acquired identifiable intangible assets. Intangible assets consist of FPM’s technology, Baker Perkins trade name, and customer relationships and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, degree of stability in the current FPM customer base, economic factors, and expected future cash flows of the Company following the acquisition of FPM. The technology and Baker Perkins trade name were valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included FPM’s future cash flow projections, which were based on estimates used to price the FPM acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (12%).

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$285.0	15 years
Technology	49.0	12 years
Trade name	4.4	5 years
Other	1.0	6 years
Total intangible assets	$339.4

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

The working capital assets and liabilities, as well as the property, plant, and equipment acquired, were valued using Level 2 inputs, which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, specifically those considered Level 3 measurements. Management oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

Impact on results of operations

The results of FPM’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the September 1,
2023 acquisition date. The following table provides the results of operations for FPM included in Hillenbrand’s Consolidated
Statement of Operations:

	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
Net revenue	$126.0	$272.0
Income from continuing operations before income taxes	12.7	26.8

During the six months ended March 31, 2024, the Company incurred $0.4 in acquisition expenses related to the FPM acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

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

Linxis has six market-leading brands – Bakon, Diosna, Shaffer, Shick Esteve, Unifiller, and VMI – that serve customers in over one hundred countries. With a global manufacturing, sales and service footprint, Linxis specializes in the design, manufacturing, and service of dosing, kneading, mixing, granulating, drying, and coating technologies. The purchase price allocation was finalized during the year ended September 30, 2023. The results of Linxis since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below for the historical period is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the FPM acquisition had been completed on the date indicated, do not reflect synergies that might have been achieved, and are not indicative of future results of operations or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that Hillenbrand believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition of FPM had occurred on October 1, 2022, to give effect to certain events that Hillenbrand believes to be directly attributable to the acquisitions. These pro forma adjustments primarily include:

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

The supplemental pro forma financial information for the historical period presented is as follows:

	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Net revenue	$801.0	$1,614.5
Income from continuing operations attributable to Hillenbrand	19.8	40.6

Income from continuing operations attributable to Hillenbrand — per share of common stock:
Basic earnings per share from continuing operations	$0.28	$0.58
Diluted earnings per share from continuing operations	$0.28	$0.58

6.Supplemental Consolidated Balance Sheet Information

	March 31, 2024	September 30, 2023
Allowance for credit losses	$9.6	$10.1

Warranty reserves	$37.2	$35.8

Accumulated depreciation on property, plant, and equipment	$256.0	$226.7

Inventories, net:
Raw materials and components	$276.0	$285.2
Work in process	135.9	135.0
Finished goods	177.0	172.4
Total inventories, net	$588.9	$592.6

Other current liabilities:
Income tax payable	$31.8	$72.8
Other current liabilities	221.9	258.9
Total other current liabilities	$253.7	$331.7

The following table provides a reconciliation of cash and cash equivalents and restricted cash, reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$224.4	$315.1
Short-term restricted cash included in other current assets	0.8	0.8
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$225.2	$315.9
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

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party financial institutions in trade accounts payable in the Consolidated Balance Sheets, and associated payments are included in cash used in operating activities in the Consolidated Statements of Cash Flows. The Company’s outstanding obligations included in trade accounts payable as of March 31, 2024 and September 30, 2023,  were $28.9 and $29.1, respectively.
Trade Receivables Financing
During the six months ended March 31, 2024, the Company executed an amendment of its trade receivables financing arrangement (as amended, the “Amended Arrangement”) with a financial institution. In accordance with ASC 869, Transfers and Servicing, this Amended Arrangement is deemed a true sale, as the Company retains no rights or interest and has no obligations with respect to the trade receivables. The Company had proceeds from the sale of trade receivables under the Amended Arrangement of $66.4 and $127.7, respectively, for the three and six months ended March 31, 2024 ($0.0 for the three and six months ended March 31, 2023). As of March 31, 2024 and September 30, 2023, trade receivables in the amount of $28.8 and $0.0, respectively, were sold to the financial institution and are not reflected in the trade receivables in the Consolidated Balance Sheets.

7.Leases

For the three and six months ended March 31, 2024 and 2023, the Company recognized $8.1 and $16.6, and $8.1 and $15.2 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in all periods. The Company’s finance leases were insignificant as of March 31, 2024 and September 30, 2023.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	March 31, 2024	September 30, 2023
Operating lease right-of-use assets, net	$112.0	$111.3

Other current liabilities	19.9	18.6
Operating lease liabilities	85.3	88.1
Total operating lease liabilities	$105.2	$106.7

Weighted-average remaining lease term (in years)	6.7	7.1

Weighted-average discount rate	4.0%	3.8%

As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2024 (excluding the six months ended March 31, 2024)	$12.4
2025	22.1
2026	18.1
2027	15.1
2028	13.5
Thereafter	37.7
Total lease payments	118.9
Less: imputed interest	(13.7)
Total present value of lease payments	$105.2

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Six Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$13.7	$10.8
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	7.2	8.1
Operating leases acquired in acquisitions	3.0	15.0

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	March 31, 2024		September 30, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,294.8	$(331.4)	$1,290.2	$(291.4)
Technology, including patents	190.6	(91.5)	192.3	(83.1)
Software	54.5	(35.9)	41.7	(31.7)
Trade names	50.7	(7.5)	41.9	(4.2)
	1,590.6	(466.3)	1,566.1	(410.4)
Indefinite-lived assets:
Trade names	222.5	—	221.4	—

Total	$1,813.1	$(466.3)	$1,787.5	$(410.4)

Finite-lived intangible assets, net of $717.2 and $740.0 are included in the Advanced Process Solutions reportable operating segment at March 31, 2024 and September 30, 2023, respectively. Indefinite-lived intangible assets of $110.4 and $109.3 are included in the Advanced Process Solutions reportable operating segment at March 31, 2024 and September 30, 2023, respectively. The net change in intangible assets in the Advanced Process Solutions reportable operating segment during the six months ended March 31, 2024, was driven primarily by acquisition measurement period adjustments, amortization, and foreign currency adjustments. Finite-lived intangible assets, net of $399.5 and $412.9 are included in the Molding Technology Solutions reportable operating segment at March 31, 2024 and September 30, 2023, respectively. Indefinite-lived intangible assets of $112.1 are included in the Molding Technology Solutions reportable operating segment at both March 31, 2024 and September 30, 2023. The net change in intangible assets in the Molding Technology Solutions reportable operating segment during the six months ended March 31, 2024, was driven primarily by amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the six months ended March 31, 2024:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance as of September 30, 2023	$1,394.9	$633.2	$2,028.1
Acquisition measurement period adjustments	1.8	—	1.8
Foreign currency adjustments	11.0	3.6	14.6
Balance as of March 31, 2024	$1,407.7	$636.8	$2,044.5

During the three and six months ended March 31, 2024 and 2023, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

9.Financing Agreements
The following table summarizes Hillenbrand’s current and long-term debt as of:

	March 31, 2024	September 30, 2023
$1,000 revolving credit facility (excluding outstanding letters of credit)	$112.2	$505.1
$200 term loan	187.5	192.5
€185 term loan	194.5	195.0
$500 senior unsecured notes (1)	494.1	—
$400 senior unsecured notes (2)	398.6	398.0
$375 senior unsecured notes (3)	373.2	372.9
$350 senior unsecured notes (4)	346.9	346.6
Total debt	2,107.0	2,010.1
Less: current portion	20.0	19.7
Total long-term debt	$2,087.0	$1,990.4

(1)Includes unamortized debt issuance costs of $5.9 at March 31, 2024.
(2)Includes unamortized debt issuance costs of $1.4 and $2.0 at March 31, 2024 and September 30, 2023, respectively.
(3)Includes unamortized debt issuance costs of $1.6 and $1.8 at March 31, 2024 and September 30, 2023, respectively.
(4)Includes unamortized debt issuance costs of $3.1 and $3.4 at March 31, 2024 and September 30, 2023, respectively.

$500.0 senior unsecured notes

On February 14, 2024, the Company issued $500.0 of senior unsecured notes due February 2029 (the “2024 Notes”). The 2024 Notes were issued at par value and bear interest at a fixed rate of 6.25% per year, payable semi-annually in arrears beginning August 2024. Deferred financing costs associated with the 2024 Notes of $6.2 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the 2024 Notes. The 2024 Notes are unsecured unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

Subject to certain limitations, in the event of a change of control repurchase event (as defined in the 2024 Notes Indenture), the Company will be required to make an offer to purchase the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus any accrued and unpaid interest to, but excluding, the date of repurchase. The Company may redeem the 2024 Notes at any time in whole, or from time to time in part, prior to February 15, 2026, at its option at the “make-whole” redemption price, as described in the 2024 Notes. The Company may also redeem the 2024 Notes at any time in whole, or from time to time in part, on or after February 15 of the relevant year listed, as follows: 2026 at a redemption price of 103.125%; 2027 at a redemption price of 101.5625%; and 2028 and thereafter at a redemption price of 100.000%. At any time prior to February 15, 2026, the Company may redeem up to 40% of the aggregate principal amount of the 2024 Notes with the proceeds of one or more Equity Offerings (as defined in the 2024 Notes Indenture) at a redemption price of 106.250% of the principal amount of the 2024 Notes being redeemed. In each of the above cases, the Company will also pay any accrued and unpaid interest to, but excluding, the applicable redemption date.

Other borrowing activity

As of March 31, 2024, the Company had $19.5 in outstanding letters of credit issued and $868.3 of borrowing capacity under the Facility, of which $500.5 was immediately available based on the Company’s most restrictive covenant. The weighted-average interest rates on borrowings under the Facility were 6.02% and 5.91% for the three and six months ended March 31, 2024, respectively, and 3.12% and 2.53% for the three and six months ended March 31, 2023, respectively. The weighted average facility fee on the Facility was 0.23% and 0.21% for the three and six months ended March 31, 2024, respectively, and 0.20% and 0.16% for the three and six months ended March 31, 2023, respectively. The weighted-average interest rate on the $200 term loan was 7.19% and 7.08% for the three and six months ended March 31, 2024, respectively, and 5.99% and 5.84% for the three and six months ended March 31, 2023, respectively. The weighted-average interest rate on the €185 term loan was 5.59% and 5.60% for the three and six months ended March 31, 2024, respectively. There were no borrowings on the €185 term loan for the three and six months ended March 31, 2023.

Remaining unamortized deferred financing costs related to the Facility, $200 term loan and €185 term loan were $5.2 in aggregate, as of March 31, 2024, and are being amortized to interest expense over the remaining term of these agreements.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of March 31, 2024 and September 30, 2023, the Company had credit arrangements totaling $588.7 and $587.9, respectively, under which $361.1 and $326.9, respectively, were used for guarantees. These arrangements include the Company’s Syndicated L/G Facility Agreement (“L/G Facility”) and other ancillary credit facilities. Remaining unamortized deferred financing costs related to the L/G Facility were $1.4 and $1.6 as of March 31, 2024 and September 30, 2023, respectively, and are being amortized to interest expense over the remaining term of the agreement.

As of March 31, 2024, Hillenbrand was in compliance with all covenants contained in the foregoing agreements and credit instruments, and there were no events of default.

10.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Service costs	$—	$—	$0.5	$0.5
Interest costs	2.7	2.8	1.1	1.0
Expected return on plan assets	(2.8)	(3.4)	(0.4)	(0.2)
Amortization of net loss (gain)	—	0.1	(0.1)	(0.2)
Net periodic pension (benefit) cost	$(0.1)	$(0.5)	$1.1	$1.1

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service costs	$—	$—	$1.0	$1.0
Interest costs	4.7	5.6	2.2	1.9
Expected return on plan assets	(5.5)	(6.8)	(0.8)	(0.5)
Amortization of net loss (gain)	0.1	0.2	(0.3)	(0.4)
Settlement charge	8.3	—	—	—
Net periodic pension cost (benefit)	$7.6	$(1.0)	$2.1	$2.0

On July 18, 2023, we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in December 2023, funded by the existing assets in the Plan. As a result, the Company recorded a non-cash settlement pre-tax charge of $8.3 during the six months ended March 31, 2024.

In April 2024, the remaining assets of the Plan were used to purchase annuities to support the remaining obligation, resulting in the termination and liquidation of the Plan.

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $2.5 and $5.4 for the three and six months ended March 31, 2024, respectively, and $2.5 and $5.4 for the three and six months ended March 31, 2023, respectively.

11.Income Taxes

The effective tax rates for the three months ended March 31, 2024 and 2023 were 32.8% and 50.0%, respectively. The decrease in the effective tax rate was primarily driven by a decrease in the tax accrual on unrepatriated earnings, a favorable currency fluctuation affecting the valuation of certain deferred tax liabilities, and a non-recurring prior year tax, partially offset by a reduced discrete tax benefit for equity compensation as compared to the prior period.

The effective tax rates for the six months ended March 31, 2024 and 2023 were 33.6% and 34.2%, respectively. The decrease in the effective tax rate was primarily driven by a decrease in the tax accrual on unrepatriated earnings in the current period and a non-recurring prior year tax, partially offset by discrete tax benefits recognized in the prior period as a result of the approval of the incentive tax rate for certain operations located in China, and a reduced discrete tax benefit for equity compensation as compared to the prior period.

12.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 440,000 and 350,000 shares at March 31, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Income from continuing operations	$8.6	$24.1	$28.1	$50.9
Less: Net income attributable to noncontrolling interests	2.5	0.8	4.5	3.1
Income from continuing operations attributable to Hillenbrand	$6.1	$23.3	$23.6	$47.8

Weighted-average shares outstanding (basic - in millions)	70.4	69.7	70.4	69.6
Effect of dilutive stock options and other unvested equity awards (in millions)	0.3	0.4	0.2	0.3
Weighted-average shares outstanding (diluted - in millions)	70.7	70.1	70.6	69.9

Basic earnings per share from continuing operations attributable to Hillenbrand	$0.09	$0.33	$0.34	$0.69
Diluted earnings per share from continuing operations attributable to Hillenbrand	$0.09	$0.33	$0.34	$0.68

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.1	0.6	0.4	0.5

13. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2023	$(34.5)	$(107.1)	$(5.5)	$(147.1)
Other comprehensive (loss) income before reclassifications:
Before tax amount	(0.1)	15.7	(0.3)	15.3	$(0.5)	$14.8
Tax benefit	—	—	0.1	0.1	—	0.1
After tax amount	(0.1)	15.7	(0.2)	15.4	(0.5)	14.9
Amounts reclassified from accumulated other comprehensive loss (2)	6.1	—	1.1	7.2	—	7.2
Net current period other comprehensive income (loss)	6.0	15.7	0.9	22.6	$(0.5)	$22.1
Balance at March 31, 2024	$(28.5)	$(91.4)	$(4.6)	$(124.5)

(1)Includes gain and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)
Other comprehensive income before reclassifications:
Before tax amount	—	62.4	4.1	66.5	$—	$66.5
Tax expense	—	—	(1.2)	(1.2)	—	(1.2)
After tax amount	—	62.4	2.9	65.3	—	65.3
Amounts reclassified from accumulated other comprehensive loss (2)	(1.5)	—	0.4	(1.1)	—	(1.1)
Net current period other comprehensive (loss) income	(1.5)	62.4	3.3	64.2	$—	$64.2
Balance at March 31, 2023	$(34.3)	$(51.3)	$(5.8)	$(91.4)

(1)Includes gains and losses on intra-foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended March 31, 2024
	Amortization of Pension and Postretirement (1)		Loss on
	Net Gain Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Operating expenses	$(0.1)	$—	$0.5	$0.4
Total before tax	$(0.1)	$—	$0.5	0.4
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.3

	Six Months Ended March 31, 2024
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	0.3	0.3
Operating expenses	8.1	—	1.0	9.1
Total before tax	$8.1	$—	$1.2	9.3
Tax expense				(2.1)
Total reclassifications for the period, net of tax				$7.2

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 10).

	Three Months Ended March 31, 2023
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Gain Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$0.1
Cost of goods sold	—	—	(0.9)	(0.9)
Operating expenses	(0.2)	—	0.5	0.3
Gain on divestiture of discontinued operations (net of income tax expense)	(1.4)	(0.1)	—	(1.5)
Total before tax	$(1.6)	$(0.1)	$(0.3)	(2.0)
Tax expense				0.8
Total reclassifications for the period, net of tax				$(1.2)

	Six Months Ended March 31, 2023
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Gain Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Cost of goods sold	—	—	(1.0)	(1.0)
Operating expenses	(0.3)	—	1.0	0.7
Gain on divestiture of discontinued operations (net of income tax expense)	(1.4)	(0.1)	—	(1.5)
Total before tax	$(1.7)	$(0.1)	$—	(1.8)
Tax expense				0.7
Total reclassifications for the period, net of tax				$(1.1)

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 10).

14.Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Share-based compensation costs	$4.7	$4.5	$9.9	$9.1
Less impact of income taxes	1.1	1.0	2.3	2.1
Share-based compensation costs, net of tax	$3.6	$3.5	$7.6	$7.0

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

During the six months ended March 31, 2024, the Company made the following grants:

Number of Units
Time-based stock awards	314,710
Performance-based stock awards (maximum that can be earned)	475,057

The Company’s time-based stock awards and performance-based stock awards granted during the six months ended March 31, 2024 had weighted-average grant date fair values of $39.26 and $41.45, respectively. Included in the performance-based stock awards granted during the six months ended March 31, 2024 are 276,700 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

15.Commitments and Contingencies

From time to time, Hillenbrand is involved in claims, lawsuits, and government proceedings relating to its operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment-related, and other matters.  The ultimate outcome of any claims, lawsuits, and proceedings cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to these matters.  If a loss is not considered probable and/or cannot be reasonably estimated, the Company is required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

At March 31, 2024 and September 30, 2023, the Company had $11.2 and $5.1, respectively, included in other current liabilities on the Consolidated Balance Sheets, related to a discrete commercial dispute stemming from a contract entered into with a Molding Technology Solutions’ customer prior to the Company’s acquisition of the Molding Technology Solutions reportable operating segment.

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

	Carrying Value at March 31, 2024	Fair Value at March 31, 2024 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$224.4	$224.4	$—	$—
Restricted cash	0.8	0.8	—	—
Investments in rabbi trust	4.2	4.2	—	—
Derivative instruments	1.1	—	1.1	—

Liabilities:
Facility	112.2	—	112.2	—
$200 term loan	187.5	—	187.5	—
€185 term loan	194.5	—	194.5	—
$350 senior unsecured notes	350.0	303.3	—	—
$400 senior unsecured notes	400.0	399.5	—	—
$375 senior unsecured notes	374.8	368.7	—	—
$500 senior unsecured notes	500.0	504.4	—	—
Derivative instruments	1.1	—	1.1	—

	Carrying Value at September 30, 2023	Fair Value at September 30, 2023 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$242.9	$242.9	$—	$—
Restricted cash	7.3	7.3	—	—
Investments in rabbi trust	3.3	3.3	—	—
Derivative instruments	1.5	—	1.5	—

Liabilities:
Facility	505.1	—	505.1	—
$200 term loan	192.5	—	192.5	—
€185 term loan	195.0	—	195.0	—
$350 senior unsecured notes	350.0	281.6	—	—
$400 senior unsecured notes	400.0	395.1	—	—
$375 senior unsecured notes	374.7	355.0	—	—
Derivative instruments	1.7	—	1.7	—

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
•The fair values of the $350 senior unsecured notes, $400 senior unsecured notes, $375 senior unsecured notes, and $500 senior unsecured notes were based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.

Derivative instruments

The Company has hedging programs in place to manage its currency exposures. The objectives of the Company’s hedging programs are to mitigate exposures in gross margin and non-functional-currency-denominated assets and liabilities. Under these programs, the Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. These include foreign currency exchange forward contracts, which generally have terms up to 24 months. The aggregate notional value of derivatives was $166.5 and $164.6 at March 31, 2024 and September 30, 2023, respectively. The derivatives are recorded at fair value in other current assets and other current liabilities in the Consolidated Balance Sheets.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net revenue
Advanced Process Solutions	$559.2	$430.5	$1,127.5	$843.3
Molding Technology Solutions	226.1	260.4	431.1	503.3
Total	$785.3	$690.9	$1,558.6	$1,346.6

Adjusted EBITDA (1)
Advanced Process Solutions	$100.8	$73.2	$196.8	$144.5
Molding Technology Solutions	33.6	47.5	65.7	90.6
Corporate	(11.8)	(12.1)	(25.8)	(25.2)

Net revenue (2)
United States	$321.4	$273.0	$648.3	$505.9
China	82.0	111.7	173.9	231.9
India	61.1	55.3	119.0	107.7
Germany	63.5	52.8	122.6	97.3
All other countries	257.3	198.1	494.8	403.8
Total	$785.3	$690.9	$1,558.6	$1,346.6

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	March 31, 2024	September 30, 2023
Total assets
Advanced Process Solutions	$3,581.0	$3,525.5
Molding Technology Solutions	1,856.2	1,883.0
Corporate	133.3	139.2
Total	$5,570.5	$5,547.7

Tangible long-lived assets, net
United States	$133.1	$134.1
Germany	135.1	136.0
China	37.3	38.9
India	36.4	38.1
All other countries	99.5	84.9
Total	$441.4	$432.0

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Adjusted EBITDA:
Advanced Process Solutions	$100.8	$73.2	$196.8	$144.5
Molding Technology Solutions	33.6	47.5	65.7	90.6
Corporate	(11.8)	(12.1)	(25.8)	(25.2)
Add:
Income (loss) from discontinued operations (net of income tax expense)	—	439.4	(0.3)	460.4
Less:
Interest expense, net	30.8	18.6	60.6	40.1
Income tax expense	4.2	24.1	14.2	26.4
Depreciation and amortization	41.2	31.0	80.0	62.0
Pension settlement charge	—	—	8.3	—
Business acquisition, divestiture, and integration costs	9.1	7.2	14.7	17.9
Inventory step-up (adjustment) charges	(0.9)	3.1	0.6	11.1
Restructuring and restructuring-related charges	23.5	0.5	24.1	1.5
Other non-recurring costs related to a discrete commercial dispute	6.1	—	6.1	—
Consolidated net income	$8.6	$463.5	$27.8	$511.3

18.    Restructuring

The following schedule details the restructuring charges by reportable operating segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.3	$—	$0.3	$(0.2)	$—	$(0.2)
Molding Technology Solutions	9.2	12.8	22.0	—	0.5	0.5
Corporate	—	0.1	0.1	—	—	—
Total	$9.5	$12.9	$22.4	$(0.2)	$0.5	$0.3

	Six Months Ended March 31, 2024			Six Months Ended March 31, 2023
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.3	$0.2	$0.5	$(0.1)	$1.0	$0.9
Molding Technology Solutions	9.2	12.8	22.0	—	0.5	0.5
Corporate	—	0.1	0.1	—	—	—
Total	$9.5	$13.1	$22.6	$(0.1)	$1.5	$1.4

During the three months ended March 31, 2024, the Company announced a program (the “Program”) to reduce costs and improve operational efficiency within the Molding Technology Solutions reportable operating segment. The Company expects that substantially all of these costs, which are primarily severance costs, will result in future cash expenditures, and we anticipate the majority of these cash expenditures to be paid in the next twelve months. The total liability related to the Program was $20.3 as of March 31, 2024.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Throughout this Quarterly Report on Form 10-Q, we make a number of “forward-looking statements,” that are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the U.S. Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. As the words imply, these are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

Accordingly, in this Quarterly Report on Form 10-Q, we may say something like:

“We expect that future net revenue associated with our reportable operating segments will be influenced by order backlog.”

That is a forward-looking statement, as indicated by the word “expect” and by the clear meaning of the sentence.

Other words that could indicate we are making forward-looking statements include:

intend	believe	plan	expect	may	goal	would	project	position	future
become	pursue	estimate	will	forecast	continue	could	anticipate	remain	likely
target	encourage	promise	improve	progress	potential	should	impact	strategy

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the continued volatility in the financial markets; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; increasing competition for highly skilled and talented workers, as well as labor shortages; closures or slowdowns and changes in labor costs and labor difficulties; uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change; uncertainty related to environmental regulation, including the Securities and Exchange Commission’s (“SEC”) final climate rules and litigation regarding its enforceability; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; uncertainty in U.S. global trade policy; our level of international sales and operations; the impact of incurring significant amounts of indebtedness and any inability of the Company to respond to changes in its business or make future desirable acquisitions; the ability of the Company to comply with financial or other covenants in debt agreements; negative effects of acquisitions, including the Schenck Process Food and Performance Materials (“FPM”) business and Linxis Group SAS (“Linxis”) acquisitions, on the Company’s business, financial condition, results of operations and financial performance (including the ability of the Company to maintain relationships with its customers, suppliers, and others with whom it does business); the possibility that the anticipated benefits from acquisitions including the FPM and Linxis acquisitions cannot be realized by the Company in full or at all, or may take longer to realize than expected; risks that the integrations of FPM or Linxis or other acquired businesses disrupt current operations or pose potential difficulties in employee retention or otherwise affect financial or operating results; competition in the industries in which we operate, including on price; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or divestiture, including potential synergies and cost savings or the failure of the Company or any acquired company to achieve its plans and objectives generally; impairment charges to goodwill and other identifiable intangible assets; impacts of decreases in demand or changes in technological advances, laws, or regulation on the net revenues that we derive from the plastics industry; changes in food consumption patterns due to dietary trends, or economic conditions, or other reasons; our reliance upon employees, agents, and business partners to comply with laws in many countries and jurisdictions; the impact to the Company’s effective tax rate of changes in the mix of earnings or in tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits, and governmental proceedings related to operations; uncertainty in the U.S. political and regulatory environment; adverse foreign currency fluctuations; labor disruptions; and the effect of certain provisions of the Company’s governing documents and Indiana law that could decrease the trading price of the Company’s common stock. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of certain factors that could cause actual results to differ from those contained in forward-looking statements, see the discussion under the heading “Risk Factors” in Part I, Item 1A of Hillenbrand’s Form 10-K for the year ended September 30, 2023, filed with the SEC on November 15, 2023, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. Any forward-looking statement made in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statement, whether written or oral, made from time to time, whether as a result of new information, future developments or otherwise.

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

During the three and six months ended March 31, 2024 and 2023, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and consolidated financial position.

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

We also experienced material and supply chain inflation during the three and six months ended March 31, 2024, as further discussed in our Operations Review. The material and supply chain inflation experienced during the three and six months ended March 31, 2024 was less significant than the impact during the three and six months ended March 31, 2023. Pricing actions and supply chain productivity initiatives have mitigated and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s consolidated results of operations and cash flows during fiscal 2024 and beyond.

For additional information regarding supply chain, inflation, and other risks, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the SEC on November 15, 2023.

Divestiture

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

Acquisitions

Acquisition of Schenck Process Food and Performance Materials Business

On September 1, 2023, the Company completed the acquisition of the Schenck Process Food and Performance Materials (“FPM”) business, a portfolio company of Blackstone, for total aggregate consideration of $763.3, including cash acquired, and is subject to certain customary post-closing adjustments, using available borrowings under its multi-currency revolving credit facility (the “Facility”). Headquartered in Kansas City, Missouri, FPM specializes in the design, manufacturing, and service of feeding, filtration, baking, and material handling technologies and systems that are highly complementary to the equipment and solutions offered in our Advanced Process Solutions reportable operating segment. The results of FPM since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

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

Restructuring

During the three months ended March 31, 2024, the Company announced a Program to reduce costs and improve operational efficiency within the Molding Technology Solutions reportable operating segment. The Company expects that substantially all of these costs, which are primarily severance costs, will result in future cash expenditures, and we anticipate the majority of these cash expenditures to be paid in the next twelve months.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2024, to the same periods in 2023.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP financial measures are referred to as “adjusted” measures and primarily exclude expenses associated with business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, pension settlement charges, and inventory step-up charges. The related income tax impact for all of these items is also excluded. The measures also exclude certain tax items related to acquisitions and divestitures, the revaluation of deferred tax balances resulting from fluctuations in currency exchange rates and non-routine changes in tax rates for certain foreign jurisdictions, and the impact that the Molding Technology Solutions reportable operating segment’s loss carryforward attributes have on tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (“FDII”), and the Base Erosion and Anti-Abuse Tax (“BEAT”).

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

An important non-GAAP financial measure that we use is adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”). A part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the Hillenbrand Operating Model (“HOM”) to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance. Adjusted EBITDA is not a recognized term under GAAP and therefore does not purport to be an alternative to net income. Further, the Company’s measure of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

See page 41 for a reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use other non-GAAP financial measures in certain other instances and include information reconciling such non-GAAP financial measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP financial measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2024, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 15, 2023.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2024		2023		2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$785.3	100.0	$690.9	100.0	$1,558.6	100.0	$1,346.6	100.0
Gross profit	250.7	31.9	226.1	32.7	501.7	32.2	433.7	32.2
Operating expenses	181.4	23.1	139.5	20.2	339.3	21.8	277.4	20.6
Amortization expense	25.7		19.8		51.2		38.9
Pension settlement charge	—		—		8.3		—
Interest expense, net	30.8		18.6		60.6		40.1
Income tax expense	4.2		24.1		14.2		26.4

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net revenue increased $94.4 (14%).

•Advanced Process Solutions net revenue increased $128.7 (30%), primarily driven by the impact of the FPM acquisition ($126.0), higher aftermarket parts and service net revenue, and favorable pricing, partially offset by a decrease in capital equipment volumes. Foreign currency impact improved net revenue by 1%.

•Molding Technology Solutions net revenue decreased $34.3 (13%), primarily driven by a decrease in injection molding equipment volumes.

Gross profit increased $24.6 (11%) and gross profit margin decreased 80 basis points to 31.9%. On an adjusted basis, which excluded business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges and inventory step-up charges, adjusted gross profit increased $33.1 (15%), and adjusted gross profit margin improved 30 basis points to 33.4%.

•Advanced Process Solutions gross profit increased $48.6 (32%), primarily driven by the impact of the FPM acquisition and favorable pricing, partially offset by cost inflation and lower volume. Foreign currency impact improved gross profit by 1%. Gross profit margin improved 70 basis points to 35.6%, primarily driven by favorable pricing, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up (adjustments) charges related to acquisitions (($0.9) in 2024 and $3.1 in 2023). Excluding this non-recurring item, adjusted gross profit increased $45.0 (29%) and adjusted gross profit margin decreased 20 basis points to 35.4%.

•Molding Technology Solutions gross profit decreased $24.0 (32%) primarily driven by a decrease in volume, an increase in restructuring and restructuring-related charges, and cost inflation, partially offset by favorable product mix. Gross profit margin decreased 610 basis points to 23.0%, primarily driven by an increase in restructuring and restructuring-related charges and cost inflation, partially offset by favorable product mix.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges of $12.0 in 2024. Excluding these charges, adjusted gross profit decreased $12.0 (16%) and adjusted gross profit margin decreased 80 basis points to 28.3%.

Operating expenses increased $41.9 (30%), primarily driven by acquisitions, cost inflation, higher restructuring and restructuring-related charges, an increase in business acquisition, divestiture, and integration costs, and other non-recurring costs in the current year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, partially offset by cost containment and lower variable compensation. Foreign currency impact increased operating expenses by 1%. Operating expenses as a percentage of net revenue increased by 290 basis points to 23.1%. Operating expenses included the following items:

	Three Months Ended March 31,
	2024	2023
Business acquisition, divestiture, and integration costs	$9.1	$7.3
Restructuring and restructuring-related charges	13.3	0.6
Other non-recurring costs related to a discrete commercial dispute	6.1	—
On an adjusted basis, which excludes business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, and other non-recurring costs related to the discrete commercial dispute described above, operating expenses increased $21.3 (16%). Adjusted operating expenses as a percentage of net revenue increased 50 basis points to 19.5%.

Amortization expense increased $5.9 (30%) primarily driven by the impact of acquisitions in the prior fiscal year.

Interest expense, net increased $12.2 (66%), primarily due to increased borrowing for acquisitions in the prior fiscal year. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

The effective tax rate was 32.8% in 2024 compared to 50.0% in 2023. The decrease in the effective tax rate was primarily driven by a decrease in the tax accrual on unrepatriated earnings, a favorable currency fluctuation affecting the valuation of certain deferred tax liabilities, and a non-recurring prior year tax, partially offset by a reduced discrete tax benefit for equity compensation as compared to the prior period.

The adjusted effective tax rate was 28.1% in 2024 compared to 33.5% in 2023. The adjusted effective income tax rate excluded the tax effect of the following items:

•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.4 benefit in 2024 and $0.1 expense in 2023)
•Change in the assertion with regard to foreign unremitted earnings as a result of the divestiture of Batesville ($4.8 expense in 2023)
•The impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings ($0.2 expense in 2023)
•Adjustments previously discussed within this section, such as business acquisition, divestiture, and integration costs ($17.4 benefit in 2024 and $7.4 benefit in 2023).

Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

Net revenue increased $212.0 (16%), which included favorable foreign currency impact (1%).

•Advanced Process Solutions net revenue increased $284.2 (34%), primarily driven by the impact of acquisitions ($275.5), favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in capital equipment volumes. Foreign currency impact improved net revenue by 2%.

•Molding Technology Solutions net revenue decreased $72.2 (14%), primarily driven by a decrease in injection molding equipment volumes.

Gross profit increased $68.0 (16%), which included favorable foreign currency impact (1%). Gross profit margin was flat compared to the prior year at 32.2%.  On an adjusted basis, which excluded inventory step-up charges related to acquisitions and restructuring and restructuring-related charges, adjusted gross profit increased $69.7 (16%), and adjusted gross profit margin was flat compared to the prior year at 33.0%.

•Advanced Process Solutions gross profit increased $104.1 (37%), primarily driven by the impact of acquisitions, favorable pricing, and favorable product mix, partially offset by cost inflation and a decrease in volume. Foreign currency impact improved gross profit by 2%. Gross profit margin improved 70 basis points to 34.5% primarily driven by favorable pricing and favorable product mix, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($0.6 in 2024 and $11.1 in 2023). Excluding these charges, adjusted gross profit increased $93.7 (32%) and adjusted gross profit margin decreased 60 basis points to 34.6%.

•Molding Technology Solutions gross profit decreased $36.1 (24%), primarily driven by a decrease in volume, an increase in restructuring and restructuring-related charges, and cost inflation, partially offset by favorable product mix.

Gross profit margin decreased 350 basis points to 26.0%, primarily driven by restructuring and restructuring-related charges and cost inflation, partially offset by favorable product mix.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges of $12.1 in 2024. Excluding these charges, adjusted gross profit decreased $24.1 (16%) and adjusted gross profit margin decreased 70 basis points to 28.8%.

Operating expenses increased $61.9 (22%), primarily driven by acquisitions, cost inflation, an increase in restructuring and restructuring-related charges, and other non-recurring costs in the current year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, partially offset by lower variable compensation and a decrease in business acquisition, divestiture, and integration costs. Foreign currency impact decreased operating expenses by 2%. Operating expenses as a percentage of net revenue increased by 120 basis points to 21.8%.  Operating expenses included the following items:

	Six Months Ended March 31,
	2024	2023
Business acquisition, divestiture, and integration costs	$14.7	$17.6
Restructuring and restructuring-related charges	13.8	1.6
Other non-recurring costs related to a discrete commercial dispute	6.1	—

On an adjusted basis, which excludes business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, and other non-recurring costs related to the discrete commercial dispute described above, operating expenses increased $46.5 (18%). Adjusted operating expenses as a percentage of net revenue increased 30 basis points to 19.5%.

Amortization expense increased $12.3 (32%) primarily driven by the impact of acquisitions.

Pension settlement charge increased $8.3 due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments. See Note 10 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this pension settlement charge.

Interest expense, net increased $20.5 (51%), primarily due to increased borrowing for acquisitions. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

The effective tax rate was 33.6% in 2024 compared to 34.2% in 2023. The decrease in the effective tax rate was primarily driven by a decrease in the tax accrual on unrepatriated earnings in the current period and a non-recurring prior year tax, partially offset by discrete tax benefits recognized in the prior period as a result of the approval of the incentive tax rate for certain operations located in China, and a reduced discrete tax benefit for equity compensation as compared to the prior period.

The adjusted effective tax rate was 28.3% in 2024 compared to 29.6% in 2023. The adjusted effective income tax rate primarily excluded the tax effect of the following items:

•The impact of Milacron tax loss carryforwards on net domestic taxes on foreign earnings ($0.1 benefit in 2023)
•Change in the assertion with regard to foreign unremitted earnings as a result of the divestiture of Batesville ($4.8 expense in 2023)
•The revaluation of deferred and current tax balances as a result of an incentive tax rate awarded to certain China operations ($3.4 benefit in 2023)
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.1 benefit in 2024 and $0.3 expense in 2023)
•Adjustments previously discussed within this section ($28.0 benefit in 2024 and $18.6 benefit in 2023).

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
	2024		2023		2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$559.2	100.0	$430.5	100.0	$1,127.5	100.0	$843.3	100.0
Gross profit	198.8	35.6	150.2	34.9	389.5	34.5	285.4	33.8
Operating expenses	108.1	19.3	86.1	20.0	215.2	19.1	165.9	19.7
Amortization expense	16.9		10.9		33.6		21.2

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net revenue increased $128.7 (30%) primarily driven by the impact of the FPM acquisition ($126.0), higher aftermarket parts and service net revenue, and favorable pricing, partially offset by a decrease in capital equipment volumes. Foreign currency impact improved net revenue by 1%.

Order backlog increased $203.7 (12%) from $1,673.4 at March 31, 2023, to $1,877.1 at March 31, 2024. The increase in order backlog was primarily driven by acquisitions, partially offset by the execution of existing backlog. Foreign currency impact decreased order backlog by 1%. On a sequential basis, order backlog decreased $38.7 (2%) to $1,877.1 at March 31, 2024, down from $1,915.8 at December 31, 2023, primarily due to the impact of foreign currency.

Gross profit increased $48.6 (32%) primarily driven by the impact of the FPM acquisition and favorable pricing, partially offset by cost inflation and lower volume. Foreign currency impact improved gross profit by 1%. Gross profit margin improved 70 basis points to 35.6%, primarily driven by favorable pricing, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up (adjustments) charges related to acquisitions (($0.9) in 2024 and $3.1 in 2023). Excluding these non-recurring items, adjusted gross profit increased $45.0 (29%) and adjusted gross profit margin decreased 20 basis points to 35.4%.

Operating expenses increased $22.0 (26%) primarily driven by the impact of acquisitions, cost inflation, and an increase in business acquisition, divestiture, and integration costs, partially offset by lower variable compensation. Foreign currency impact increased operating expenses by 1%. Operating expenses as a percentage of net revenue improved 70 basis points to 19.3%.

Operating expenses included business acquisition, divestiture, and integration costs ($3.1 in 2024 and $1.6 in 2023). Excluding these items, adjusted operating expenses increased $20.6 (24%) and adjusted operating expenses as a percentage of net revenue improved 80 basis points to 18.8%.

Amortization expense increased $6.0 (55%) primarily driven by the impact of acquisitions in the prior fiscal year.

Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

Net revenue increased $284.2 (34%), primarily driven by the impact of acquisitions ($275.5), favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in capital equipment volumes. Foreign currency impact improved net revenue by 2%.

Gross profit increased $104.1 (37%), primarily driven by the impact of acquisitions, favorable pricing, and favorable product mix, partially offset by cost inflation and a decrease in volume. Foreign currency impact improved gross profit by 2%. Gross profit margin improved 70 basis points to 34.5%, primarily driven by favorable pricing and favorable product mix, partially offset by cost inflation.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($0.6 in 2024 and $11.1 in 2023). Excluding these charges, adjusted gross profit increased $93.7 (32%) and adjusted gross profit margin decreased 60 basis points to 34.6%.

Operating expenses increased $49.3 (30%), primarily due to the impact of acquisitions and cost inflation, partially offset by lower variable compensation. Foreign currency impact increased operating expenses by 2%. Operating expenses as a percentage of net revenue improved 60 basis points to 19.1%.

Operating expenses included business acquisition, divestiture, and integration costs ($6.6 in 2024 and $3.1 in 2023) and restructuring and restructuring-related charges ($0.4 in 2024 and $0.9 in 2023). Excluding these items, adjusted operating expenses increased $46.4 (29%) and adjusted operating expenses as a percentage of net revenue improved 70 basis points to 18.5%.

Amortization expense increased $12.4 (59%) primarily driven by the impact of acquisitions in the prior fiscal year.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
	2024		2023		2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$226.1	100.0	$260.4	100.0	$431.1	100.0	$503.3	100.0
Gross profit	51.9	23.0	75.9	29.1	112.2	26.0	148.3	29.5
Operating expenses	54.9	24.3	35.0	13.4	89.1	20.7	72.3	14.4
Amortization expense	8.8		8.9		17.6		17.7

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net revenue decreased $34.3 (13%), primarily driven by a decrease in injection molding equipment volumes.

Order backlog decreased $68.4 (23%) from $298.2 at March 31, 2023, to $229.8 at March 31, 2024. The decrease in order backlog was primarily driven by the execution of existing backlog. On a sequential basis, order backlog decreased $1.8 (1%) to $229.8 at March 31, 2024, down from $231.6 at December 31, 2023.

Gross profit decreased $24.0 (32%) primarily driven by a decrease in volume, an increase in restructuring and restructuring-related charges, and cost inflation, partially offset by favorable product mix. Gross profit margin decreased 610 basis points to 23.0%, primarily driven by an increase in restructuring and restructuring-related charges and cost inflation, partially offset by favorable product mix.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges of $12.0 in 2024. Excluding these charges, adjusted gross profit decreased $12.0 (16%) and adjusted gross profit margin decreased 80 basis points to 28.3%.

Operating expenses increased $19.9 (57%), primarily driven by an increase in restructuring and restructuring-related charges and other non-recurring costs in the current year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, partially offset by cost containment actions. Operating expense as a percentage of net revenue increased 1,090 basis points to 24.3%.

Operating expenses included restructuring and restructuring-related charges ($13.2 in 2024 and $0.5 in 2023) and other non-recurring costs related to the discrete commercial dispute described above of $6.1 in 2024. Excluding these charges, adjusted operating expenses increased $1.2 (4%) and adjusted operating expenses as a percentage of net revenue increased 250 basis points to 15.7%.

Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

Net revenue decreased $72.2 (14%), primarily driven by a decrease in injection molding equipment volumes.

Gross profit decreased $36.1 (24%), primarily driven by a decrease in volume, an increase in restructuring and restructuring-related charges, and cost inflation, partially offset by favorable product mix. Gross profit margin decreased 350 basis points to 26.0%, primarily driven by restructuring and restructuring-related charges and cost inflation, partially offset by favorable product mix.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges of $12.1 in 2024. Excluding these charges, adjusted gross profit decreased $24.1 (16%) and adjusted gross profit margin decreased 70 basis points to 28.8%.

Operating expenses increased $16.8 (23%), primarily driven by an increase in restructuring and restructuring-related charges, other non-recurring costs in the current year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, and cost inflation, partially offset by a decrease in variable compensation and cost containment actions. Foreign currency impact increased operating expenses by 1%. Operating expense as a percentage of net revenue increased 630 basis points to 20.7%.

Operating expenses included business acquisition, divestiture, and integration costs of $1.4 in 2023, restructuring and restructuring related charges ($13.3 in 2024 and $0.6 in 2023), and other non-recurring costs related to the discrete commercial dispute described above of $6.1 in 2024. Excluding these items, adjusted operating expenses decreased $0.5 (1%) and adjusted operating expenses as a percentage of net revenue increased 230 basis points to 16.2%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2024		2023		2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$12.3	1.6	$12.7	1.8	$26.8	1.7	$26.1	1.9
Business acquisition, divestiture, and integration costs	6.0	0.8	5.7	0.8	8.1	0.5	13.1	1.0
Restructuring and restructuring-related charges	0.1	—	—	—	0.1	—	—	—
Operating expenses	$18.4	2.4	$18.4	2.6	$35.0	2.2	$39.2	2.9

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Operating expenses were flat compared to the prior year. Cost inflation in the current year was offset by cost containment actions. These expenses as a percentage of net revenue were 2.4%, an improvement of 20 basis points from the prior year.

Core operating expenses decreased $0.4 (3%), primarily driven by cost containment actions, partially offset by cost inflation. These expenses as a percentage of net revenue were 1.6%, an improvement of 20 basis points from the prior year.

Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

Operating expenses decreased $4.2 (11%), primarily due to a decrease in business acquisition, divestiture, and integrations costs. These expenses as a percentage of net revenue were 2.2%, an improvement of 70 basis points from the prior year.

Core operating expenses increased $0.7 (3%). These expenses as a percentage of net revenue were 1.7%, an improvement of 20 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA from continuing operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Consolidated net income	$8.6	$463.5	$27.8	$511.3
Interest expense, net	30.8	18.6	60.6	40.1
Income tax expense	4.2	24.1	14.2	26.4
Depreciation and amortization	41.2	31.0	80.0	62.0
Consolidated EBITDA	84.8	537.2	182.6	639.8
(Income) loss from discontinued operations (net of income tax expense)	—	(439.4)	0.3	(460.4)
Pension settlement charge (1)	—	—	8.3	—
Business acquisition, divestiture, and integration costs (2)	9.1	7.2	14.7	17.9
Inventory step-up (adjustment) charges	(0.9)	3.1	0.6	11.1
Restructuring and restructuring-related charges (3)	23.5	0.5	24.1	1.5
Other non-recurring costs related to a discrete commercial dispute	6.1	—	6.1	—
Adjusted EBITDA from continuing operations	$122.6	$108.6	$236.7	$209.9

(1)The pension settlement charge during the six months ended March 31, 2024 was due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments.
(2)Business acquisition, divestiture, and integration costs during the three and six months ended March 31, 2024, primarily included costs associated with the integration of recent acquisitions. Business acquisition, divestiture, and integration costs during the three and six months ended March 31, 2023, primarily included professional fees related to acquisitions and costs associated with the integration of recent acquisitions.
(3)Restructuring and restructuring-related charges primarily included severance costs during the three and six months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Consolidated net income decreased $454.9 (98%) for the three months ended March 31, 2024, compared to the same period in fiscal 2023. The decrease was primarily driven by a decrease in total income from discontinued operations, an increase in restructuring and restructuring-related charges, cost inflation, lower volume, an increase in interest expense, depreciation and amortization, and other non-recurring costs in the current year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, partially offset by the impact of acquisitions, lower income taxes, favorable pricing, and cost containment.

Consolidated adjusted EBITDA from continuing operations increased $14.0 (13%) for the three months ended March 31, 2024, compared to the same period in fiscal 2023. The increase was primarily driven by the impact of acquisitions, favorable pricing, and cost containment, partially offset by cost inflation and lower volume.

Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

Consolidated net income decreased $483.5 (95%) for the six months ended March 31, 2024, compared to the same period in 2023. The decrease was primarily driven by the increase in total income from discontinued operations, cost inflation, an increase in restructuring and restructuring-related charges, lower volume, an increase in interest expense, depreciation and amortization, and other non-recurring costs related to the discrete commercial dispute described above, partially offset by the impact of acquisitions, lower income taxes, favorable pricing, cost containment and favorable product mix.

Consolidated adjusted EBITDA from continuing operations increased $26.8 (13%) for the six months ended March 31, 2024, compared to the same period in 2023. The increase was primarily driven by the impact of acquisitions, favorable pricing, cost containment, and favorable product mix, partially offset by cost inflation and lower volume.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first six months of 2024 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of March 31, 2024, we had $868.3 of borrowing capacity under the Facility, of which $500.5 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $19.5 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of March 31, 2024, we had guarantee arrangements totaling $588.7, under which $361.1 was used for guarantees. These arrangements include the Amended L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the Amended L/G Facility Agreement by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of March 31, 2024, we had a transition tax liability of $11.2 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $185.1 at March 31, 2024. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $11.2 recorded as of March 31, 2024. The transition tax liability is expected to be paid over the next two years.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. We had approximately $125.0 remaining for share repurchases under the existing authorization at March 31, 2024.

Our anticipated contribution to our defined benefit pension plans in fiscal 2024 is $10.9, of which $4.1 was made during the six months ended March 31, 2024. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.6 based on our outstanding common stock at March 31, 2024. We increased our quarterly dividend in 2024 to $0.2225 per common share from $0.2200 per common share paid in 2023.

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

Cash Flows

	Six Months Ended March 31,
	2024	2023
Cash flows (used in) provided by:
Operating activities from continuing operations	$(20.8)	$44.7
Investing activities from continuing operations	(27.9)	38.5
Financing activities from continuing operations	46.2	5.4
Net cash flows from discontinued operations	(23.3)	(3.4)
Effect of exchange rates on cash and cash equivalents	0.8	(6.9)
Net cash flows	$(25.0)	$78.3

Operating Activities

Operating activities from continuing operations used $20.8 of cash during the six months ended March 31, 2024, and provided $44.7 of cash during the six months ended March 31, 2023, an $65.5 increase.  The increase in operating cash flow used in continuing operations was primarily due to unfavorable timing of working capital requirements.

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

Investing Activities

The $66.4 decrease in net cash flows from investing activities from continuing operations during the six months ended March 31, 2024, was primarily due to the proceeds received on the divestiture of Batesville, partially offset by the acquisitions of Linxis and Peerless, in the prior year.

Financing Activities

Cash provided by financing activities from continuing operations was largely impacted by net borrowing activity. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Cash provided by financing activities from continuing operations during the six months ended March 31, 2024 was $46.2, primarily due to the proceeds from the $500.0 2024 Notes, partially offset by net repayments on the Facility of $399.9 and payment of dividends on common stock. Cash provided by financing activities from continuing operations for the six months ended March 31, 2023 was $5.4, primarily due to net borrowings on the Facility of $57.8 and the $200.0 draw on the term loan commitment, partially offset by repayment of the Series A Notes and payment of dividends on common stock.

We returned $31.2 to shareholders during the six months ended March 31, 2024 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2024 to $0.2225 per common share from $0.2200 per common share paid during fiscal 2023.

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

	March 31, 2024	September 30, 2023
Combined Balance Sheets Information:
Current assets (1)	$3,711.5	$2,710.8
Non-current assets	5,722.7	3,533.3
Current liabilities	1,178.0	985.1
Non-current liabilities	1,930.2	1,583.5

		Six Months Ended March 31, 2024
Combined Statements of Operations Information:
Net revenue (2)		$386.4
Gross profit		104.6
Consolidated net income from continuing operations attributable to Obligors		83.1
Total loss from discontinued operations (net of income tax expense) attributable to Obligors		(0.3)
Net income attributable to Obligors		82.8

(1) Current assets include intercompany receivables from non-guarantors of $2,784.3 as of March 31, 2024 and $2,070.6 as of September 30, 2023.
(2) Net revenue includes intercompany sales with non-guarantors of $5.1 for the six months ended March 31, 2024.

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

In the ordinary course of business, we review our system of internal control over financial reporting and update our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes, and updating existing systems.

There have been no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 5.                OTHER INFORMATION

(a) Effective April 26, 2024, the Company’s Board of Directors approved amendments to its Amended and Restated Code of By-Laws following the regular review of corporate governance matters performed by the Board’s Nominating / Corporate Governance Committee. Among other things, these By-Law amendments address the SEC’s recent adoption of universal proxy rules and related requirements, including to provide that a shareholder nomination will be deemed null and void if the nominating shareholder fails to comply with the universal proxy rules, require a shareholder to provide evidence of compliance with the universal proxy rules, limit the number of directors a shareholder may nominate to the number of directors to be elected at the applicable meeting, and address the color of proxy cards reserved for use by the Board. The By-Law amendments also include other technical, conforming, and clarifying changes.

The complete text of the Company’s By-Laws, as well as a marked copy of the By-Laws illustrating the changes made, are attached hereto as Exhibits 3.2 and 3.2(a). The foregoing description is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the complete text of the By-Laws, which is attached as Exhibit 3.2 and incorporated herein by reference.

(c) Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2	*	Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of April 26, 2024
Exhibit 3.2(a)	*	Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of April 26, 2024 (redline version)
Exhibit 4.2		Supplemental Indenture No. 11, dated as of February 14, 2024, by and among Hillenbrand, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 14, 2024)
Exhibit 4.3		Form of Hillenbrand Inc.’s 6.2500% Senior Notes due 2029 (included in Exhibit 4.2)
Exhibit 22		List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Quarterly Report on Form 10-Q filed February 5, 2024)
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101		The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: April 30, 2024	BY:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

Date: April 30, 2024	BY:	/s/ Megan A. Walke
Megan A. Walke
Vice President and Chief Accounting Officer