Form 10-Q
period 2024-06-30
Hillenbrand, Inc.
filed 2024-08-07
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

The registrant had 70,226,313 shares of common stock, no par value per share, outstanding as of August 2, 2024.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$786.6	$716.6	$2,345.2	$2,063.2
Cost of goods sold	520.2	469.7	1,577.1	1,382.5
Gross profit	266.4	246.9	768.1	680.7
Operating expenses	174.2	143.6	513.5	421.1
Amortization expense	25.5	19.7	76.7	58.6
Impairment charges	265.0	—	265.0	—
Pension settlement charges	26.9	—	35.2	—
Interest expense, net	32.2	15.8	92.8	55.9
(Loss) income from continuing operations before income taxes	(257.4)	67.8	(215.1)	145.1
Income tax (benefit) expense	(10.5)	23.8	3.7	50.2
(Loss) income from continuing operations	(246.9)	44.0	(218.8)	94.9
Income (loss) from discontinued operations (net of income tax expense (benefit))	—	0.6	(0.3)	20.1
Gain on divestiture of discontinued operations (net of income tax expense)	—	0.4	—	441.3
Total income (loss) from discontinued operations	—	1.0	(0.3)	461.4
Consolidated net (loss) income	(246.9)	45.0	(219.1)	556.3
Less: Net income attributable to noncontrolling interests	2.0	1.7	6.5	4.8
Net (loss) income attributable to Hillenbrand	$(248.9)	$43.3	$(225.6)	$551.5

(Loss) earnings per share
Basic (loss) earnings per share
(Loss) income from continuing operations attributable to Hillenbrand	$(3.53)	$0.60	$(3.20)	$1.29
Income from discontinued operations	—	0.02	—	6.62
Net (loss) income attributable to Hillenbrand	$(3.53)	$0.62	$(3.20)	$7.91
Diluted (loss) earnings per share
(Loss) income from continuing operations attributable to Hillenbrand	$(3.53)	$0.60	$(3.20)	$1.29
Income from discontinued operations	—	0.02	—	6.59
Net (loss) income attributable to Hillenbrand	$(3.53)	$0.62	$(3.20)	$7.88
Weighted average shares outstanding (basic)	70.5	70.0	70.4	69.7
Weighted average shares outstanding (diluted)	70.5	70.3	70.4	70.0

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Consolidated net (loss) income	$(246.9)	$45.0	$(219.1)	$556.3
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustment (1)	(6.7)	(23.8)	8.5	38.6
Pension and postretirement	20.5	(0.3)	26.5	(1.8)
Change in net unrealized gain on derivative instruments	4.8	—	5.7	3.3
Total changes in other comprehensive income (loss), net of tax	18.6	(24.1)	40.7	40.1
Consolidated comprehensive (loss) income	(228.3)	20.9	(178.4)	596.4
Less: Comprehensive income attributable to noncontrolling interests	2.4	1.1	6.4	4.2
Comprehensive (loss) income attributable to Hillenbrand	$(230.7)	$19.8	$(184.8)	$592.2

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	June 30, 2024 (unaudited)	September 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$223.8	$242.9
Trade receivables, net	339.7	398.7
Receivables from long-term manufacturing contracts	340.7	260.2
Inventories, net	573.5	592.6
Prepaid expenses and other current assets	159.4	113.2
Total current assets	1,637.1	1,607.6
Property, plant, and equipment, net	328.7	320.7
Operating lease right-of-use assets, net	111.4	111.3
Intangible assets, net	1,291.0	1,377.1
Goodwill	1,788.3	2,028.1
Other long-term assets	115.0	102.9
Total Assets	$5,271.5	$5,547.7

LIABILITIES
Current Liabilities
Trade accounts payable	$444.3	$451.5
Liabilities from long-term manufacturing contracts and advances	332.6	388.5
Current portion of long-term debt	19.9	19.7
Accrued compensation	113.7	99.6
Other current liabilities	303.1	331.7
Total current liabilities	1,213.6	1,291.0
Long-term debt	2,068.9	1,990.4
Accrued pension and postretirement healthcare	100.0	101.4
Operating lease liabilities	84.6	88.1
Deferred income taxes	269.5	351.2
Other long-term liabilities	93.5	62.7
Total Liabilities	3,830.1	3,884.8

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 70.2 and 69.9 shares outstanding)	—	—
Additional paid-in capital	708.1	709.5
Retained earnings	1,046.6	1,319.6
Treasury stock (5.6 and 5.9 shares, at cost)	(238.9)	(251.7)
Accumulated other comprehensive loss	(106.3)	(147.1)
Hillenbrand Shareholders’ Equity	1,409.5	1,630.3
Noncontrolling interests	31.9	32.6
Total Shareholders’ Equity	1,441.4	1,662.9

Total Liabilities and Shareholders’ Equity	$5,271.5	$5,547.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2024	2023
Operating activities from continuing operations
Consolidated net (loss) income	$(219.1)	$556.3
Adjustments to reconcile (loss) income from continuing operations to cash provided by operating activities:
Total loss (income) from discontinued operations (net of income tax (benefit) expense)	0.3	(461.4)
Depreciation and amortization	118.8	93.1
Deferred income taxes	(73.9)	(19.1)
Amortization of deferred financing costs	4.2	2.7
Share-based compensation	14.9	14.0
Impairment charges	265.0	—
Pension settlement charges	35.2	—
Trade accounts receivable, net and receivables from long-term manufacturing contracts	(19.6)	(44.2)
Inventories, net	18.4	32.5
Prepaid expenses and other current assets	(43.5)	(6.1)
Trade accounts payable	(7.4)	(12.6)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(51.1)	(26.9)
Income taxes payable	(1.0)	20.6
Accrued pension and postretirement	(4.2)	(4.8)
Other, net	(12.2)	(10.5)
Net cash provided by operating activities from continuing operations	24.8	133.6

Investing activities from continuing operations
Capital expenditures	(41.1)	(46.1)
Proceeds from sales of property, plant, and equipment	3.4	0.8
Acquisition of businesses, net of cash acquired	(0.9)	(626.8)
Proceeds from divestitures, net of cash divested	—	696.7
Other, net	(1.6)	0.4
Net cash (used in) provided by investing activities from continuing operations	(40.2)	25.0

Financing activities from continuing operations
Proceeds from issuance of long-term debt	500.0	200.0
Repayments on long-term debt	(415.0)	(105.0)
Proceeds from revolving credit facilities	682.1	883.5
Repayments on revolving credit facilities	(692.5)	(914.1)
Payment of deferred financing costs	(6.2)	(3.3)
Payments of dividends on common stock	(46.8)	(45.9)
Proceeds from stock option exercises	2.4	19.9
Payments for employee taxes on net settlement equity awards	(6.5)	(12.5)
Other, net	(4.1)	(1.2)
Net cash provided by financing activities from continuing operations	13.4	21.4
Cash (used in) provided by continuing operations	(2.0)	180.0
Cash used in discontinued operations:
Operating cash flows	(23.3)	(109.4)
Investing cash flows	—	(7.6)
Total cash used in discontinued operations	(23.3)	(117.0)
Effect of exchange rates on cash and cash equivalents	(0.3)	(9.3)
Net cash flows	(25.6)	53.7

Cash and cash equivalents:
At beginning of period	250.2	237.6
At end of period	$224.6	$291.3

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2024	75.8	$704.2	$1,311.3	5.6	$(239.9)	$(124.5)	$31.1	$1,682.2
Total other comprehensive income, net of tax	—	—	—	—	—	18.2	0.4	18.6
Net (loss) income	—	—	(248.9)	—	—	—	2.0	(246.9)
Issuance/retirement of stock for stock awards/options	—	(1.3)	—	—	1.0	—	—	(0.3)
Share-based compensation	—	5.0	—	—	—	—	—	5.0
Dividends ($0.2225 per share)	—	0.2	(15.8)	—	—	—	(1.6)	(17.2)
Balance at June 30, 2024	75.8	$708.1	$1,046.6	5.6	$(238.9)	$(106.3)	$31.9	$1,441.4

	Nine Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2023	75.8	$709.5	$1,319.6	5.9	$(251.7)	$(147.1)	$32.6	$1,662.9
Total other comprehensive income (loss), net of tax	—	—	—	—	—	40.8	(0.1)	40.7
Net (loss) income	—	—	(225.6)	—	—	—	6.5	(219.1)
Issuance/retirement of stock for stock awards/options	—	(16.9)	—	(0.3)	12.8	—	—	(4.1)
Share-based compensation	—	14.9	—	—	—	—	—	14.9
Dividends ($0.6675 per share)	—	0.6	(47.4)	—	—	—	(4.1)	(50.9)
Purchase of shares of noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Balance at June 30, 2024	75.8	$708.1	$1,046.6	5.6	$(238.9)	$(106.3)	$31.9	$1,441.4

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2023	75.8	$704.7	$1,289.2	6.2	$(266.9)	$(91.4)	$31.2	$1,666.8
Total other comprehensive loss, net of tax	—	—	—	—	—	(23.5)	(0.6)	(24.1)
Net income	—	—	43.3	—	—	—	1.7	45.0
Issuance/retirement of stock for stock awards/options	—	(2.9)	—	(0.3)	11.9	—	—	9.0
Share-based compensation	—	4.9	—	—	—	—	—	4.9
Dividends ($0.2200 per share)	—	0.2	(15.5)	—	—	—	—	(15.3)
Purchase of shares of noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2023	75.8	$706.9	$1,317.0	5.9	$(255.0)	$(114.9)	$31.5	$1,685.5

	Nine Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2022	75.8	$723.8	$812.0	6.9	$(297.3)	$(155.6)	$25.1	$1,108.0
Total other comprehensive income (loss), net of tax	—	—	—	—	—	40.7	(0.6)	40.1
Net income	—	—	551.5	—	—	—	4.8	556.3
Issuance/retirement of stock for stock awards/options	—	(34.9)	—	(1.0)	42.3	—	—	7.4
Share-based compensation	—	17.4	—	—	—	—	—	17.4
Dividends ($0.6600 per share)	—	0.6	(46.5)	—	—	—	(1.6)	(47.5)
Acquisition of noncontrolling interests	—	—	—	—	—	—	4.6	4.6
Purchase of shares of noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2023	75.8	$706.9	$1,317.0	5.9	$(255.0)	$(114.9)	$31.5	$1,685.5

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

The Company is providing, and will continue to provide, certain transition services to Batesville for applicable fees that are not material to the Company’s Consolidated Financial Statements. The transition services vary in duration depending upon the type of service provided.

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

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the over time method, preliminary purchase price allocations, determination of reporting unit and identifiable intangible asset fair value, establishment of reserves related to credit losses, retirement benefits, warranties, income taxes, litigation, and self-insurance.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at June 30, 2024 and September 30, 2023, was $340.7 and $260.2, respectively. The change was driven by the impact of net revenue recognized prior to billings to customers. The balance in the liabilities from long-term manufacturing contracts and advances at June 30, 2024 and September 30, 2023, was $332.6 and $388.5, respectively, and consists primarily of cash payments received in advance of satisfying performance obligations. The net revenue recognized for the nine months ended June 30, 2024 and 2023, related to liabilities from long-term manufacturing contracts and advances as of September 30, 2023 and 2022, was $267.0 and $199.7, respectively. During the three and nine months ended June 30, 2024 and 2023, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of June 30, 2024, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $1,974.2. Approximately 85% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by end market:

	Three Months Ended June 30, 2024			Nine Months Ended June 30, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End market
Plastics and recycling	$261.6	$—	$261.6	$786.9	$—	$786.9
Automotive	—	43.8	43.8	—	133.6	133.6
Chemicals	41.7	—	41.7	134.8	—	134.8
Consumer goods	—	26.1	26.1	—	77.8	77.8
Food and pharmaceuticals	187.7	—	187.7	545.6	—	545.6
Custom molders	—	20.1	20.1	—	69.5	69.5
Packaging	—	35.3	35.3	—	99.5	99.5
Construction	13.9	27.8	41.7	45.6	85.4	131.0
Minerals	17.0	—	17.0	58.0	—	58.0
Electronics	—	16.8	16.8	—	43.0	43.0
Medical	—	16.3	16.3	—	48.7	48.7
Other industrial	47.5	31.0	78.5	126.0	90.8	216.8
Total	$569.4	$217.2	$786.6	$1,696.9	$648.3	$2,345.2

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End market
Plastics and recycling	$270.1	$—	$270.1	$759.2	$—	$759.2
Automotive	—	56.6	56.6	—	158.3	158.3
Chemicals	29.0	—	29.0	85.8	—	85.8
Consumer goods	—	33.5	33.5	—	100.9	100.9
Food and pharmaceuticals	117.8	—	117.8	320.2	—	320.2
Custom molders	—	24.5	24.5	—	81.8	81.8
Packaging	—	32.4	32.4	—	98.4	98.4
Construction	—	31.6	31.6	—	101.4	101.4
Minerals	15.3	—	15.3	47.8	—	47.8
Electronics	—	23.4	23.4	—	59.0	59.0
Medical	—	17.2	17.2	—	48.9	48.9
Other industrial	32.5	32.7	65.2	95.0	106.5	201.5
Total	$464.7	$251.9	$716.6	$1,308.0	$755.2	$2,063.2

The following tables present net revenue by geography:

	Three Months Ended June 30, 2024			Nine Months Ended June 30, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$275.4	$115.7	$391.1	$797.5	$353.1	$1,150.6
Asia	128.4	64.9	193.3	408.8	188.0	596.8
Europe, the Middle East, and Africa	165.6	36.6	202.2	490.6	107.2	597.8
Total	$569.4	$217.2	$786.6	$1,696.9	$648.3	$2,345.2

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$164.6	$146.1	$310.7	$462.1	$439.4	$901.5
Asia	153.8	67.8	221.6	444.8	201.3	646.1
Europe, the Middle East, and Africa	146.3	38.0	184.3	401.1	114.5	515.6
Total	$464.7	$251.9	$716.6	$1,308.0	$755.2	$2,063.2

(1)The Company attributes net revenue to a geography based upon the location of the end customer.

The following tables present net revenue by products and services:

	Three Months Ended June 30, 2024			Nine Months Ended June 30, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and services
Equipment	$385.1	$127.2	$512.3	$1,142.4	$391.4	$1,533.8
Parts and services	184.3	76.0	260.3	554.5	212.6	767.1
Other	—	14.0	14.0	—	44.3	44.3
Total	$569.4	$217.2	$786.6	$1,696.9	$648.3	$2,345.2

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and services
Equipment	$341.8	$164.2	$506.0	$952.6	$499.5	$1,452.1
Parts and services	122.9	71.9	194.8	355.4	207.3	562.7
Other	—	15.8	15.8	—	48.4	48.4
Total	$464.7	$251.9	$716.6	$1,308.0	$755.2	$2,063.2

The following tables present net revenue by timing of transfer:

	Three Months Ended June 30, 2024			Nine Months Ended June 30, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$267.2	$203.8	$471.0	$826.9	$595.5	$1,422.4
Over time	302.2	13.4	315.6	870.0	52.8	922.8
Total	$569.4	$217.2	$786.6	$1,696.9	$648.3	$2,345.2

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$250.2	$223.4	$473.6	$692.0	$679.5	$1,371.5
Over time	214.5	28.5	243.0	616.0	75.7	691.7
Total	$464.7	$251.9	$716.6	$1,308.0	$755.2	$2,063.2

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

Certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to Batesville do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses. In addition, costs directly attributable to the Batesville reportable operating segment divestiture have been reflected in discontinued operations. As a result, income before income taxes of the historical Batesville reportable operating segment decreased $17.5 for the nine months ended June 30, 2023, from amounts previously reported.

Discontinued operations

Components of amounts reflected in the Consolidated Statements of Operations related to discontinued operations are presented in the table, as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$—	$—	$—	$213.7
Cost of goods sold	—	—	—	142.2
Gross profit	—	—	—	71.5
Operating (income) expenses	—	(0.4)	0.3	43.6
Income (loss) from discontinued operations before income taxes	—	0.4	(0.3)	27.9
Income tax (benefit) expense	—	(0.2)	—	7.8
Income (loss) from discontinued operations (net of income tax (benefit) expense)	—	0.6	(0.3)	20.1
Gain on divestiture of discontinued operations (1)	—	0.4	—	441.3
Total income (loss) from discontinued operations	$—	$1.0	$(0.3)	$461.4

(1)Net of income tax benefit of $0.4 during the three months ended June 30, 2023, and net of income tax expense of $144.7 during the nine months ended June 30, 2023.

5.    Acquisitions

Acquisition of Schenck Process Food and Performance Materials Business

On September 1, 2023, the Company completed its acquisition of Schenck Process Food and Performance Materials (“FPM”) for $763.3, including cash acquired, which consisted of $748.7 in consideration paid at the acquisition date, plus contingent consideration of $14.6. The contingent consideration of $14.6 reflects the estimated fair value, as of the date of acquisition, of contingent future cash payments based on the value of certain research and development tax credits that were generated by FPM prior to the acquisition date. The value of these credits, and therefore the payment of the contingent consideration, is subject to audit by the tax authorities and to the closing of the statute of limitations for the year in which the tax credits are fully utilized, the timing of which is not able to be determined at this time, but we expect to extend several years. We estimated the fair value based on a third-party evaluation of the research and development tax credits completed during the nine months ended June 30, 2024 and do not expect the amount to exceed $14.6. The purchase price is also subject to certain customary post-closing adjustments. The Company used available borrowings under its multi-currency revolving credit facility (the “Facility”) to fund the cash consideration portion of this acquisition.

Headquartered in Kansas City, Missouri, FPM specializes in the design, manufacturing, and service of feeding, filtration, baking, and material handling technologies and systems that are highly complementary to the equipment and solutions offered in our Advanced Process Solutions reportable operating segment. The results of FPM since the date of the acquisition are included in the Advanced Process Solutions reportable operating segment. As of August 1, 2024, the Schenck Process Food and Performance Materials business has been rebranded under Hillenbrand’s existing Coperion brand.

Preliminary purchase price allocation and other items

The Company used the services of an independent valuation consultant, along with estimates and assumptions determined by management, to estimate the fair value of the assets acquired and liabilities assumed. The preliminary allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. The purchase price allocation of the assets acquired and liabilities assumed is preliminary until the contractual post-closing adjustments are finalized, and the measurement period allowed for under Accounting Standards Codification (“ASC”), Business Combinations (“ASC 805”) has closed. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the one-year measurement period as allowed by ASC 805. Changes during the measurement period could be material. Based on current fair value estimates, the preliminary purchase price for FPM has been allocated to individual assets acquired and liabilities assumed as of the acquisition date:

	September 1, 2023 (as initially reported)	Measurement Period Adjustments	September 1, 2023 (as adjusted)
Assets acquired:
Cash and cash equivalents	$17.3	$—	$17.3
Trade receivables	65.2	(1.6)	63.6
Receivables from long-term manufacturing contracts	22.4	—	22.4
Inventories	64.8	(3.7)	61.1
Prepaid expenses and other current assets	10.3	(0.3)	10.0
Property, plant, and equipment	27.3	14.6	41.9
Operating lease right-of-use assets	11.0	3.1	14.1
Intangible assets	338.0	2.0	340.0
Goodwill	476.5	(10.8)	465.7
Other non-current assets	2.7	4.2	6.9
Total assets acquired	1,035.5	7.5	1,043.0

Liabilities assumed:
Trade accounts payable	59.4	(2.3)	57.1
Liabilities from long-term manufacturing contracts	86.6	0.3	86.9
Accrued compensation	13.5	—	13.5
Other current liabilities	45.7	3.6	49.3
Operating lease liabilities	9.5	—	9.5
Deferred income taxes	69.0	(12.0)	57.0
Other non-current liabilities	3.1	3.3	6.4
Total liabilities assumed	286.8	(7.1)	279.7
Net assets acquired	$748.7	$14.6	$763.3

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to property, plant, and equipment, deferred income taxes, goodwill, other non-current assets, inventories, other current liabilities, and other non-current liabilities. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

Intangible assets identified

The preliminary purchase price allocation included $340.0 of acquired identifiable intangible assets. Intangible assets consist of FPM’s technology, Baker Perkins trade name, and customer relationships and will be amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives is based upon various industry studies, historical acquisition experience, degree of stability in the current FPM customer base, economic factors, and expected future cash flows of the Company following the acquisition of FPM. The technology and Baker Perkins trade name were valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included FPM’s future cash flow projections, which were based on estimates used to price the FPM acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (12%).

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$285.0	15 years
Technology	49.0	12 years
Trade name	5.0	5 years
Other	1.0	6 years
Total intangible assets	$340.0

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

	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024
Net revenue	$136.7	$408.7
Income from continuing operations before income taxes	14.4	41.2

During the nine months ended June 30, 2024, the Company incurred $0.4 in acquisition expenses related to the FPM acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

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

The acquisition of Peerless increased the Company's scale in the food end market, and combining Peerless’ highly complementary equipment and solutions with existing Advanced Process Solutions reportable operating segment technologies now allows the Company to deliver more comprehensive solutions to its customers. The purchase price allocation was finalized during the three months ended December 31, 2023. The results of Peerless since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

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

The supplemental pro forma financial information for the historical period presented is as follows:

	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Net revenue	$847.7	$2,483.1
Income from continuing operations attributable to Hillenbrand	39.6	80.1

Income from continuing operations attributable to Hillenbrand — per share of common stock:
Basic earnings per share from continuing operations	$0.57	$1.15
Diluted earnings per share from continuing operations	$0.56	$1.15

6.Supplemental Consolidated Balance Sheet Information

	June 30, 2024	September 30, 2023
Allowance for credit losses	$10.8	$10.1

Warranty reserves	$43.6	$35.8

Accumulated depreciation on property, plant, and equipment	$263.5	$226.7

Inventories, net:
Raw materials and components	$270.5	$285.2
Work in process	140.5	135.0
Finished goods	162.5	172.4
Total inventories, net	$573.5	$592.6

Other current liabilities:
Income tax payable	$39.7	$72.8
Other current liabilities	263.4	258.9
Total other current liabilities	$303.1	$331.7

The following table provides a reconciliation of cash and cash equivalents and restricted cash, reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$223.8	$290.5
Short-term restricted cash included in other current assets	0.8	0.8
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$224.6	$291.3
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

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party financial institutions in trade accounts payable in the Consolidated Balance Sheets, and associated payments are included in cash used in operating activities in the Consolidated Statements of Cash Flows. The Company’s outstanding obligations included in trade accounts payable as of June 30, 2024 and September 30, 2023,  were $27.4 and $29.1, respectively.
Trade Receivables Financing
During the nine months ended June 30, 2024, the Company executed an amendment of its trade receivables financing arrangement (as amended, the “Amended Arrangement”) with a financial institution. In accordance with ASC 869, Transfers and Servicing, this Amended Arrangement is deemed a true sale, as the Company retains no rights or interest and has no obligations with respect to the trade receivables. The Company had proceeds from the sale of trade receivables under the Amended Arrangement of $70.0 and $197.7, respectively, for the three and nine months ended June 30, 2024 ($0.0 for the three and nine months ended June 30, 2023). As of June 30, 2024 and September 30, 2023, trade receivables in the amount of $32.1 and $0.0, respectively, were sold to the financial institution and are not reflected in the trade receivables in the Consolidated Balance Sheets.

7.Leases

For the three and nine months ended June 30, 2024 and 2023, the Company recognized $7.7 and $24.3, and $5.6 and $20.8 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in all periods. The Company’s finance leases were insignificant as of June 30, 2024 and September 30, 2023.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	June 30, 2024	September 30, 2023
Operating lease right-of-use assets, net	$111.4	$111.3

Other current liabilities	20.3	18.6
Operating lease liabilities	84.6	88.1
Total operating lease liabilities	$104.9	$106.7

Weighted-average remaining lease term (in years)	6.4	7.1

Weighted-average discount rate	4.1%	3.8%

As of June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2024 (excluding the nine months ended June 30, 2024)	$6.4
2025	23.6
2026	19.6
2027	16.3
2028	14.1
Thereafter	38.0
Total lease payments	118.0
Less: imputed interest	(13.1)
Total present value of lease payments	$104.9

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Nine Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$19.9	$17.9
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	12.8	10.4
Operating leases acquired in acquisitions	3.1	15.3

8.Intangible Assets and Goodwill

Impairment assessment

Impairment recorded during the period

Testing for impairment of goodwill and indefinite-lived intangible assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the indefinite-lived intangible asset or reporting unit may have decreased below the carrying value. The Company’s annual goodwill and indefinite-lived intangible asset assessment is performed on July 1 at the indefinite-lived intangible asset and reporting unit level, which consists of determining each indefinite-lived intangible asset or reporting unit’s current fair value compared to its current carrying value. In connection with the preparation of the Consolidated Financial Statements for the three months ended June 30, 2024, an interim impairment assessment was performed for select indefinite-lived intangible assets, specifically trade names, and select reporting units within the Molding Technology Solutions reportable operating segment as a result of certain triggering events and changes in circumstances discussed in detail below. Additionally, based on macroeconomic factors discussed below, and a decline in the Company’s common stock price during the three months ended June 30, 2024, the Company performed a qualitative review for all of the Company’s other indefinite-lived intangible assets and reporting units and determined that those indefinite-lived intangible assets and reporting units did not require an interim impairment test, as it was more likely than not that the current fair value of those indefinite-lived intangible assets and reporting units exceeded their carrying values, based on their current and projected financial performance as well as the headroom from the previous annual goodwill and indefinite-lived intangible asset impairment assessment.

For the select indefinite-lived intangible assets and reporting units within the Molding Technology Solutions reportable operating segment, an interim impairment assessment was triggered by recent macroeconomic conditions including a high interest rate and inflationary cost environment, and changing market fundamentals, coupled with recent business performance and a decrease in the Company’s market capitalization, primarily relating to a decrease in common stock price. As a result of these indicators, during the three months ended June 30, 2024, management developed a new five-year operating plan for the select reporting units within the Molding Technology Solutions reportable operating segment, which established a revised downward outlook for net revenue, gross profit, and operating cash flows. As a result of the change to expected future cash flows and current comparable market information used in the market approach for estimating the fair value of a certain reporting unit, the Company concluded that the carrying value for that reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $238.0 during the three and nine months ended June 30, 2024. The pre-impairment goodwill balance for this reporting unit was $417.0. In the event of a 10% further reduction in the fair value of this reporting unit, a potential additional goodwill impairment of $63.0 could result.

Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name exceeded its fair value associated with that same reporting unit. As a result, an impairment charge of $27.0 was recorded for this trade name during the three and nine months ended June 30, 2024. The pre-impairment balance for this trade name was $88.6. In the event of a 10% further reduction in the fair value of this trade name, a potential additional trade name impairment of $6.2 could result. The goodwill and indefinite-lived intangible asset impairment charges are nondeductible for tax purposes.

The valuation used to test goodwill and indefinite-lived intangible assets for impairment is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, achievement of synergy initiatives, margin expansion, and the Company’s business plans. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions, and estimates that are used in the impairment testing for goodwill and indefinite-lived assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and other factors discussed above, and the limited cushion (or headroom as commonly referred) due to the acquisition of Milacron in fiscal 2020, goodwill and indefinite-lived assets for the reporting units within the Molding Technology Solutions reportable operating segment are more susceptible to impairment risk. The estimated fair value, as calculated during the interim impairment assessment during the three months ended June 30, 2024, for all the reporting units within the Molding Technology Solutions reportable operating segment ranged from approximately 0% to 6% greater than their carrying value (versus 10% to 25% at the previous annual goodwill impairment assessment date). The estimated fair value, as calculated during the interim impairment assessment during the three months ended June 30, 2024, for the indefinite-lived intangible assets within the Molding Technology Solutions reportable operating segment were less than 5% greater than their carrying value (versus 11% at the previous annual indefinite-lived intangible asset assessment date).

The Company is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including impairment assessments). Goodwill and indefinite-lived intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement.

The most significant assumptions used in the determination of the estimated fair value of the indefinite-lived intangible assets and reporting units are the revenue and EBITDA growth rates (including terminal growth rates) and the discount rate. The terminal growth rate represents the rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The terminal growth rate utilized in the Company’s fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted-average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rates may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets, or other factors.

While the Company can implement and has implemented certain strategies to address the events that triggered the interim impairment assessment, future changes in operating plans or other adverse changes could result in a further decline in fair value that would trigger a future material impairment charge of the reporting unit’s goodwill balance or indefinite-lived intangible assets.

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	June 30, 2024		September 30, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,291.1	$(350.5)	$1,290.2	$(291.4)
Technology, including patents	190.3	(95.2)	192.3	(83.1)
Software	55.0	(37.0)	41.7	(31.7)
Trade names	51.1	(8.9)	41.9	(4.2)
	1,587.5	(491.6)	1,566.1	(410.4)
Indefinite-lived assets:
Trade names	195.1	—	221.4	—

Total	$1,782.6	$(491.6)	$1,787.5	$(410.4)

Finite-lived intangible assets, net, of $698.9 and $740.0 are included in the Advanced Process Solutions reportable operating segment at June 30, 2024 and September 30, 2023, respectively. Indefinite-lived intangible assets of $110.0 and $109.3 are included in the Advanced Process Solutions reportable operating segment at June 30, 2024 and September 30, 2023, respectively. The net change in intangible assets in the Advanced Process Solutions reportable operating segment during the nine months ended June 30, 2024 was driven primarily by acquisition measurement period adjustments, amortization, and foreign currency adjustments. Finite-lived intangible assets, net, of $389.8 and $412.9 are included in the Molding Technology Solutions reportable operating segment at June 30, 2024 and September 30, 2023, respectively. Indefinite-lived intangible assets of $85.1 and $112.1 are included in the Molding Technology Solutions reportable operating segment at June 30, 2024 and September 30, 2023, respectively. The net change in intangible assets in the Molding Technology Solutions reportable operating segment during the nine months ended June 30, 2024, was driven primarily by an impairment charge of $27.0 as discussed previously, amortization, and foreign currency adjustments.

Goodwill

Goodwill is not amortized but is subject to an annual impairment assessment. Goodwill has been assigned to reporting units within the reportable operating segments.  The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment. Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the nine months ended June 30, 2024:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance as of September 30, 2023	$1,394.9	$633.2	$2,028.1
Acquisition measurement period adjustments	(10.5)	—	(10.5)
Impairment charge	—	(238.0)	(238.0)
Foreign currency adjustments	6.9	1.8	8.7
Balance as of June 30, 2024	$1,391.3	$397.0	$1,788.3

9.Financing Agreements
The following table summarizes Hillenbrand’s current and long-term debt as of:

	June 30, 2024	September 30, 2023
$1,000 revolving credit facility (excluding outstanding letters of credit)	$498.6	$505.1
$200 term loan	185.0	192.5
€185 term loan	190.4	195.0
$500 senior unsecured notes (1)	494.4	—
$400 senior unsecured notes (2)	—	398.0
$375 senior unsecured notes (3)	373.4	372.9
$350 senior unsecured notes (4)	347.0	346.6
Total debt	2,088.8	2,010.1
Less: current portion	19.9	19.7
Total long-term debt	$2,068.9	$1,990.4

(1)Includes unamortized debt issuance costs of $5.6 at June 30, 2024.
(2)Includes unamortized debt issuance costs of $2.0 at September 30, 2023.
(3)Includes unamortized debt issuance costs of $1.4 and $1.8 at June 30, 2024 and September 30, 2023, respectively.
(4)Includes unamortized debt issuance costs of $3.0 and $3.4 at June 30, 2024 and September 30, 2023, respectively.

Repayment of $400 senior unsecured notes

On June 16, 2020, the Company issued $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”). During the three months ended June 30, 2024, the 2020 Notes were repaid in full by the Company, using a portion of the net proceeds from the 2024 Notes, as defined below, and the remaining issuance costs of $1.1 associated with the 2020 Notes were written off to interest expense in the Consolidated Statement of Operations.

$500 senior unsecured notes

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

Other borrowing activity

As of June 30, 2024, the Company had $18.7 in outstanding letters of credit issued and $482.7 of borrowing capacity under the Facility, of which $455.7 was immediately available based on the Company’s most restrictive covenant. The weighted-average interest rates on borrowings under the Facility were 5.55% and 5.84% for the three and nine months ended June 30, 2024, respectively, and 4.45% and 2.55% for the three and nine months ended June 30, 2023, respectively. The weighted average facility fee on the Facility was 0.24% and 0.22% for the three and nine months ended June 30, 2024, respectively, and 0.19% and 0.17% for the three and nine months ended June 30, 2023, respectively. The weighted-average interest rate on the $200 term loan was 7.34% and 7.17% for the three and nine months ended June 30, 2024, respectively, and 6.52% and 6.12% for the three and nine months ended June 30, 2023, respectively. The weighted-average interest rate on the €185 term loan was 5.72% and 5.64% for the three and nine months ended June 30, 2024, respectively. There were no borrowings on the €185 term loan for the three and nine months ended June 30, 2023.

Remaining unamortized deferred financing costs related to the Facility, $200 term loan and €185 term loan were $5.2 and $6.0, in aggregate, as of June 30, 2024, and September 30, 2023, respectively, and are being amortized to interest expense over the remaining term of these agreements.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of June 30, 2024 and September 30, 2023, the Company had credit arrangements totaling $572.0 and $587.9, respectively, under which $379.3 and $326.9, respectively, were used for guarantees. These arrangements include the Company’s Syndicated L/G Facility Agreement (“L/G Facility”) and other ancillary credit facilities. Remaining unamortized deferred financing costs related to the L/G Facility were $1.4 and $1.6 as of June 30, 2024 and September 30, 2023, respectively, and are being amortized to interest expense over the remaining term of the agreement.

As of June 30, 2024, Hillenbrand was in compliance with all covenants contained in the foregoing agreements and credit instruments, and there were no events of default.

10.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension cost (benefit) included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Service costs	$—	$—	$0.5	$0.4
Interest costs	2.3	2.7	1.1	1.2
Expected return on plan assets	(2.8)	(3.4)	(0.4)	(0.3)
Amortization of net loss (gain)	0.1	0.1	(0.2)	(0.3)
Settlement charge	26.9	—	—	—
Net periodic pension cost (benefit)	$26.5	$(0.6)	$1.0	$1.0

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service costs	$—	$—	$1.5	$1.4
Interest costs	7.0	8.3	3.3	3.1
Expected return on plan assets	(8.3)	(10.2)	(1.2)	(0.8)
Amortization of net loss (gain)	0.2	0.3	(0.5)	(0.7)
Settlement charges	35.2	—	—	—
Net periodic pension cost (benefit)	$34.1	$(1.6)	$3.1	$3.0

On July 18, 2023, we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in December 2023, funded by the existing assets in the Plan. In April 2024, the remaining assets of the Plan were used to purchase annuities to support the remaining obligation, resulting in the termination and liquidation of the Plan. As a result, during the three months ended June 30, 2024, the Company recorded a non-cash settlement pre-tax charge of $26.9 related to the termination and liquidation of the Plan. During the nine months ended June 30, 2024, the Company recorded a non-cash settlement pre-tax charges of $35.2, related to the termination and liquidation of the Plan, as well as to the lump sum payments made in December 2023.

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $2.7 and $8.1 for the three and nine months ended June 30, 2024, respectively, and $2.7 and $8.1 for the three and nine months ended June 30, 2023, respectively.

11.Income Taxes

The effective tax rates for the three months ended June 30, 2024 and 2023 were 4.1% and 35.1%, respectively. The decrease in the effective tax rate was primarily driven by the negative effect of the loss from continuing operations before income taxes, primarily driven by the impairment charges in the current year, and a decrease in the tax accrual on unrepatriated earnings.

The effective tax rates for the nine months ended June 30, 2024 and 2023 were (1.7%) and 34.6%, respectively. The decrease in the effective tax rate was primarily driven by the negative effect of the loss from continuing operations before income taxes, primarily driven by the impairment charges in the current year, a decrease in the tax accrual on unrepatriated earnings, and a non-recurring prior year tax, partially offset by non-recurring prior year tax benefits related to the incentive tax rate for certain operations located in China.

12.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 445,000 and 350,000 shares at June 30, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
(Loss) income from continuing operations	$(246.9)	$44.0	$(218.8)	$94.9
Less: Net income attributable to noncontrolling interests	2.0	1.7	6.5	4.8
(Loss) income from continuing operations attributable to Hillenbrand	$(248.9)	$42.3	$(225.3)	$90.1

Weighted-average shares outstanding (basic - in millions)	70.5	70.0	70.4	69.7
Effect of dilutive stock options and other unvested equity awards (in millions)(1)	—	0.3	—	0.3
Weighted-average shares outstanding (diluted - in millions)	70.5	70.3	70.4	70.0

Basic (loss) earnings per share from continuing operations attributable to Hillenbrand	$(3.53)	$0.60	$(3.20)	$1.29
Diluted (loss) earnings per share from continuing operations attributable to Hillenbrand	$(3.53)	$0.60	$(3.20)	$1.29

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	1.1	0.1	1.1	0.4

 (1)     As a result of the net loss attributable to Hillenbrand during the three and nine months ended June 30, 2024, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

13. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2023	$(34.5)	$(107.1)	$(5.5)	$(147.1)
Other comprehensive (loss) income before reclassifications:
Before tax amount	(0.1)	8.6	(0.6)	7.9	$(0.1)	$7.8
Tax benefit	—	—	0.2	0.2	—	0.2
After tax amount	(0.1)	8.6	(0.4)	8.1	(0.1)	8.0
Amounts reclassified from accumulated other comprehensive loss (2)	26.6	—	6.1	32.7	—	32.7
Net current period other comprehensive income (loss)	26.5	8.6	5.7	40.8	$(0.1)	$40.7
Balance at June 30, 2024	$(8.0)	$(98.5)	$0.2	$(106.3)

(1)Includes gain and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)
Other comprehensive income before reclassifications:
Before tax amount	—	39.2	3.4	42.6	$(0.6)	$42.0
Tax expense	—	—	(1.0)	(1.0)	—	(1.0)
After tax amount	—	39.2	2.4	41.6	(0.6)	41.0
Amounts reclassified from accumulated other comprehensive loss (2)	(1.8)	—	0.9	(0.9)	—	(0.9)
Net current period other comprehensive (loss) income	(1.8)	39.2	3.3	40.7	$(0.6)	$40.1
Balance at June 30, 2023	$(34.6)	$(74.5)	$(5.8)	$(114.9)

(1)Includes gains and losses on intra-foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended June 30, 2024
	Amortization of Pension and Postretirement (1)	Loss on
	Net Loss Recognized	Derivative Instruments	Total
Affected line in the Consolidated Statement of Operations:
Net revenue	$—	$0.9	$0.9
Cost of goods sold	—	0.1	0.1
Operating expenses	26.8	4.3	31.1
Total before tax	$26.8	$5.3	32.1
Tax expense			(6.6)
Total reclassifications for the period, net of tax			$25.5

	Nine Months Ended June 30, 2024
	Amortization of Pension and Postretirement (1)	Loss on
	Net Loss Recognized	Derivative Instruments	Total
Affected line in the Consolidated Statement of Operations:
Net revenue	$—	$0.8	$0.8
Cost of goods sold	—	0.4	0.4
Operating expenses	34.9	5.3	40.2
Total before tax	$34.9	$6.5	41.4
Tax expense			(8.7)
Total reclassifications for the period, net of tax			$32.7

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (benefit) (see Note 10).

	Three Months Ended June 30, 2023
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Gain Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(0.2)	(0.2)
Operating expenses	(0.2)	—	0.5	0.3
Total before tax	$(0.2)	$—	$0.5	0.3
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.2

	Nine Months Ended June 30, 2023
	Amortization of Pension and Postretirement (1)		Loss (Gain) on
	Net Gain Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.2	$0.2
Cost of goods sold	—	—	(1.2)	(1.2)
Operating expenses	(0.5)	—	1.5	1.0
Gain on divestiture of discontinued operations (net of income tax expense)	(1.4)	(0.1)	—	(1.5)
Total before tax	$(1.9)	$(0.1)	$0.5	(1.5)
Tax expense				0.6
Total reclassifications for the period, net of tax				$(0.9)

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (benefit) (see Note 10).

14.Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation costs	$5.0	$4.9	$14.9	$14.0
Less impact of income taxes	1.2	1.1	3.5	3.2
Share-based compensation costs, net of tax	$3.8	$3.8	$11.4	$10.8

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

During the nine months ended June 30, 2024, the Company made the following grants:

Number of Units
Time-based stock awards	385,739
Performance-based stock awards (maximum that can be earned)	479,410

The Company’s time-based stock awards and performance-based stock awards granted during the nine months ended June 30, 2024 had weighted-average grant date fair values of $39.64 and $41.44, respectively. Included in the performance-based stock awards granted during the nine months ended June 30, 2024 are 264,234 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

15.Commitments and Contingencies

From time to time, Hillenbrand is involved in claims, lawsuits, and government proceedings relating to its operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, workers’ compensation, auto liability, employment-related, and other matters.  The ultimate outcome of any claims, lawsuits, and proceedings cannot be predicted with certainty.  An estimated loss from these contingencies is recognized when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated; however, it is difficult to measure the actual loss that might be incurred related to these matters.  If a loss is not considered probable or cannot be reasonably estimated, the Company is required to make a disclosure if there is at least a reasonable possibility that a significant loss may have been incurred.  Legal fees associated with claims and lawsuits are generally expensed as incurred.

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

At June 30, 2024 and September 30, 2023, the Company had $11.2 and $5.1, respectively, included in other current liabilities on the Consolidated Balance Sheets, related to a discrete commercial dispute stemming from a contract entered into with a Molding Technology Solutions’ customer prior to the Company’s acquisition of the Molding Technology Solutions reportable operating segment.

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

	Carrying Value at June 30, 2024	Fair Value at June 30, 2024 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$223.8	$223.8	$—	$—
Restricted cash	0.8	0.8	—	—
Investments in Rabbi trust	4.4	4.4	—	—
Derivative instruments	18.0	—	18.0	—

Liabilities:
Facility	498.6	—	498.6	—
$200 term loan	185.0	—	185.0	—
€185 term loan	190.4	—	190.4	—
$350 senior unsecured notes	350.0	303.1	—	—
$375 senior unsecured notes	374.8	369.1	—	—
$500 senior unsecured notes	500.0	502.3	—	—
Derivative instruments	14.6	—	14.6	—

	Carrying Value at September 30, 2023	Fair Value at September 30, 2023 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$242.9	$242.9	$—	$—
Restricted cash	7.3	7.3	—	—
Investments in Rabbi trust	3.3	3.3	—	—
Derivative instruments	1.5	—	1.5	—

Liabilities:
Facility	505.1	—	505.1	—
$200 term loan	192.5	—	192.5	—
€185 term loan	195.0	—	195.0	—
$350 senior unsecured notes	350.0	281.6	—	—
$400 senior unsecured notes	400.0	395.1	—	—
$375 senior unsecured notes	374.7	355.0	—	—
Derivative instruments	1.7	—	1.7	—

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
•The Company estimates the fair value of foreign currency derivatives and cross-currency swap agreements using industry accepted models.  The significant Level 2 inputs used in the valuation of derivatives include spot rates, forward rates, and volatility.  These inputs were obtained from pricing services, broker quotes, and other sources.
•The fair values of the Facility, $200 term loan, and €185 term loan were estimated based on internally-developed models using current observable market interest rate data for similar issues, as there is no active market for the Facility, $200 term loan, and €185 term loan, and therefore, are classified within Level 2 of the fair value hierarchy.

•The fair values of the $350 senior unsecured notes, $400 senior unsecured notes, $375 senior unsecured notes, and $500 senior unsecured notes were based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.

Derivative instruments
During the three months ended June 30, 2024, Hillenbrand entered into cross-currency swap agreements aiming to hedge the variability in the movement of foreign currency exchange rates for its operations in Europe, while simultaneously lowering the Company’s overall borrowing costs. The maturity dates of these agreements range from 2027 to 2029. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivatives are recorded in other comprehensive (loss) income and remain in accumulated other comprehensive loss attributable to Hillenbrand in shareholders’ equity until the hedged item is recognized in earnings. We assess the effectiveness of cross-currency swap contracts using the spot method, and the difference between the interest rate received and paid under the cross-currency swap agreements is recorded in interest expense, net, in the Consolidated Statements of Operations. As a result of entering into these cross-currency swap agreements, Hillenbrand recorded a reduction in interest expense, net of $1.2 during the three and nine months ended June 30, 2024.
Hillenbrand presents the cross-currency swap agreements periodic settlements in operating activities in the Consolidated Statements of Cash Flows.

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

The aggregate notional value of the cross currency swap agreements was $694.3 and $0 at June 30, 2024 and September 30, 2023, respectively. The aggregate notional value of the foreign currency exchange forward contract derivatives was $159.1 and $164.6 at June 30, 2024 and September 30, 2023, respectively. The derivatives are recorded at fair value in other current assets and other current liabilities in the Consolidated Balance Sheets.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net revenue
Advanced Process Solutions	$569.4	$464.7	$1,696.9	$1,308.0
Molding Technology Solutions	217.2	251.9	648.3	755.2
Total	$786.6	$716.6	$2,345.2	$2,063.2

Adjusted EBITDA (1)
Advanced Process Solutions	$109.2	$93.6	$306.0	$238.1
Molding Technology Solutions	34.6	50.8	100.3	141.4
Corporate	(12.8)	(18.3)	(38.5)	(43.5)

Net revenue (2)
United States	$330.4	$258.0	$978.7	$763.9
China	91.3	123.4	265.2	355.3
India	56.1	57.1	175.1	164.8
Germany	60.5	53.2	183.1	150.5
All other countries	248.3	224.9	743.1	628.7
Total	$786.6	$716.6	$2,345.2	$2,063.2

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	June 30, 2024	September 30, 2023
Total assets
Advanced Process Solutions	$3,517.0	$3,525.5
Molding Technology Solutions	1,579.7	1,883.0
Corporate	174.8	139.2
Total	$5,271.5	$5,547.7

Tangible long-lived assets, net
United States	$136.6	$134.1
Germany	131.8	136.0
China	36.5	38.9
India	36.8	38.1
All other countries	98.4	84.9
Total	$440.1	$432.0

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net (loss) income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA:
Advanced Process Solutions	$109.2	$93.6	$306.0	$238.1
Molding Technology Solutions	34.6	50.8	100.3	141.4
Corporate	(12.8)	(18.3)	(38.5)	(43.5)
Add:
Income (loss) from discontinued operations (net of income tax expense (benefit))	—	1.0	(0.3)	461.4
Less:
Interest expense, net	32.2	15.8	92.8	55.9
Income tax (benefit) expense	(10.5)	23.8	3.7	50.2
Depreciation and amortization	38.7	31.1	118.8	93.1
Impairment charges	265.0	—	265.0	—
Pension settlement charges	26.9	—	35.2	—
Business acquisition, divestiture, and integration costs	24.9	10.6	39.6	28.5
Inventory step-up charges	—	—	0.6	11.1
Restructuring and restructuring-related charges	0.7	0.8	24.8	2.3
Other non-recurring costs related to a discrete commercial dispute	—	—	6.1	—
Consolidated net (loss) income	$(246.9)	$45.0	$(219.1)	$556.3

18.    Restructuring

The following schedule details the restructuring charges by reportable operating segment and the classification of those charges in the Consolidated Statements of Operations.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.5	$0.1	$0.6	$—	$0.1	$0.1
Molding Technology Solutions	4.5	(6.2)	(1.7)	0.2	0.1	0.3
Corporate	—	—	—	—	0.1	0.1
Total	$5.0	$(6.1)	$(1.1)	$0.2	$0.3	$0.5

	Nine Months Ended June 30, 2024			Nine Months Ended June 30, 2023
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.8	$0.3	$1.1	$(0.1)	$1.1	$1.0
Molding Technology Solutions	13.7	6.6	20.3	0.2	0.6	0.8
Corporate	—	0.1	0.1	—	0.1	0.1
Total	$14.5	$7.0	$21.5	$0.1	$1.8	$1.9

During the nine months ended June 30, 2024, the Company announced a program (the “Program”) to reduce costs and improve operational efficiency within the Molding Technology Solutions reportable operating segment. As a result of the refinement of estimates related to the Program, the Company recorded a reclassification from operating expenses to cost of goods sold in the Consolidated Statement of Operations during the three months ended June 30, 2024. The Company expects that substantially all of the initial costs to complete the Program, which are primarily severance costs, will result in future cash expenditures, and we anticipate the majority of these cash expenditures to be paid in the next twelve months. The total liability related to the Program was $13.8 as of June 30, 2024.

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

During the three and nine months ended June 30, 2024 and 2023, the following operational decisions and economic developments had an impact on our current and future cash flows, results of operations, and consolidated financial position.

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

We also experienced material and supply chain inflation during the three and nine months ended June 30, 2024, as further discussed in our Operations Review. The material and supply chain inflation experienced during the three and nine months ended June 30, 2024 was less significant than the impact during the three and nine months ended June 30, 2023. Pricing actions and supply chain productivity initiatives have partially mitigated and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have a significant impact on the Company’s consolidated results of operations and cash flows during fiscal 2024 and beyond.

For additional information regarding supply chain, inflation, and other risks, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the SEC on November 15, 2023.

Impairment recorded during the quarter

In connection with the preparation of the Consolidated Financial Statements for the three months ended June 30, 2024, an interim impairment assessment was performed for select indefinite-lived intangible assets, specifically trade names, and select reporting units within the Molding Technology Solutions reportable operating segment as a result of certain triggering events and changes in circumstances discussed in detail below. Additionally, based on macroeconomic factors discussed below, and a decline in the Company’s common stock price during the three months ended June 30, 2024, the Company performed a qualitative review for all of the Company’s other indefinite-lived intangible assets and reporting units and determined that those indefinite-lived intangible assets and reporting units did not require an interim impairment test, as it was more likely than not that the current fair value of those indefinite-lived intangible assets and reporting units exceeded their carrying values, based on their current and projected financial performance as well as the headroom from the previous annual goodwill and indefinite-lived intangible asset impairment assessment.

For the select indefinite-lived intangible assets and reporting units within the Molding Technology Solutions reportable operating segment, an interim impairment assessment was triggered by recent macroeconomic conditions including a high interest rate and inflationary cost environment, and changing market fundamentals, coupled with recent business performance and a decrease in the Company’s market capitalization, primarily relating to a decrease in common stock price. Hot runner equipment has experienced a prolonged decline in demand and the outlook for a recovery of that demand remains uncertain. There has also been an improvement in the ability of hot runner competitors to supply equipment that is capable of producing high-quality parts. As a result of these indicators, during the three months ended June 30, 2024, management developed a new five-year operating plan for the select reporting units within the Molding Technology Solutions reportable operating segment, which established a revised downward outlook for net revenue, gross profit, and operating cash flows. As a result of the change to expected future cash flows and current comparable market information used in the market approach for estimating the fair value of a certain reporting unit, the Company concluded that the carrying value for that reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $238.0 during the three and nine months ended June 30, 2024. The pre-impairment goodwill balance for this reporting unit was $417.0. Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name exceeded its fair value associated with that same reporting unit. As a result, an impairment charge of $27.0 was recorded for this trade name during the three and nine months ended June 30, 2024.

Divestiture

On February 1, 2023, the Company completed the divestiture of its historical Batesville reportable operating segment (“Batesville”) to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, including an $11.5 subordinated note.

This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Unless otherwise noted, amounts presented in Management’s Discussion and Analysis are for continuing operations only and excludes Batesville.

The Company is providing, and will continue to provide, certain transition services to Batesville for applicable fees that are not material to the Company’s financial position. The transition services vary in duration depending upon the type of service provided.

Acquisitions

Acquisition of Schenck Process Food and Performance Materials Business

On September 1, 2023, the Company completed the acquisition of the Schenck Process Food and Performance Materials (“FPM”) business, a portfolio company of Blackstone, for total aggregate consideration of $763.3, including cash acquired, and is subject to certain customary post-closing adjustments, using available borrowings under its multi-currency revolving credit facility (the “Facility”). Headquartered in Kansas City, Missouri, FPM specializes in the design, manufacturing, and service of feeding, filtration, baking, and material handling technologies and systems that are highly complementary to the equipment and solutions offered in our Advanced Process Solutions reportable operating segment. The results of FPM since the date of acquisition are included in the Advanced Process Solutions reportable operating segment. As of August 1, 2024, the Schenck Process Food and Performance Materials business has been rebranded under Hillenbrand’s existing Coperion brand.

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

Restructuring

During the nine months ended June 30, 2024, the Company announced a Program to reduce costs and improve operational efficiency within the Molding Technology Solutions reportable operating segment. The Company expects that substantially all of the initial costs to complete the Program, which are primarily severance costs, will result in future cash expenditures, and we anticipate the majority of these cash expenditures to be paid in the next twelve months.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2024, to the same periods in 2023.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP financial measures are referred to as “adjusted” measures and primarily exclude expenses associated with business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, impairment charges, pension settlement charges, and inventory step-up charges. The related income tax impact for all of these items is also excluded. The measures also exclude certain tax items related to acquisitions and divestitures, the revaluation of deferred tax balances resulting from fluctuations in currency exchange rates and non-routine changes in tax rates for certain foreign jurisdictions, and the impact that the Molding Technology Solutions reportable operating segment’s loss carryforward attributes have on tax provisions related to the imposition of tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries, the Foreign Derived Intangible Income Deduction (“FDII”), and the Base Erosion and Anti-Abuse Tax (“BEAT”).

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

See page 43 for a reconciliation of adjusted EBITDA to consolidated net (loss) income, the most directly comparable GAAP measure. We use other non-GAAP financial measures in certain other instances and include information reconciling such non-GAAP financial measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP financial measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2024, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 15, 2023.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$786.6	100.0	$716.6	100.0	$2,345.2	100.0	$2,063.2	100.0
Gross profit	266.4	33.9	246.9	34.5	768.1	32.8	680.7	33.0
Operating expenses	174.2	22.1	143.6	20.0	513.5	21.9	421.1	20.4
Amortization expense	25.5		19.7		76.7		58.6
Impairment charges	265.0		—		265.0		—
Pension settlement charges	26.9		—		35.2		—
Interest expense, net	32.2		15.8		92.8		55.9
Income tax (benefit) expense	(10.5)		23.8		3.7		50.2

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net revenue increased $70.0 (10%), which included unfavorable foreign currency impact (1%).

•Advanced Process Solutions net revenue increased $104.7 (23%), primarily driven by the impact of the FPM acquisition ($136.7), higher aftermarket parts and service net revenue, and favorable pricing, partially offset by a decrease in capital equipment sales volumes. Foreign currency impact decreased net revenue by 1%.

•Molding Technology Solutions net revenue decreased $34.7 (14%), primarily driven by a decrease in injection molding equipment volumes.

Gross profit increased $19.5 (8%) and gross profit margin decreased 60 basis points to 33.9%. On an adjusted basis, which excluded business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges and inventory step-up charges, adjusted gross profit increased $24.4 (10%), and adjusted gross profit margin improved 10 basis points to 34.7%.

•Advanced Process Solutions gross profit increased $33.5 (20%), primarily driven by the impact of the FPM acquisition and favorable pricing, partially offset by lower volume and cost inflation. Foreign currency impact decreased gross profit by 1%. Gross profit margin decreased 90 basis points to 36.0%, primarily driven by cost inflation, partially offset by favorable pricing.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges of $0.5 in 2024 and business acquisition, disposition, and integration costs of $0.2 in 2023. Excluding these items, adjusted gross profit increased $33.8 (20%) and adjusted gross profit margin decreased 90 basis points to 36.1%.

•Molding Technology Solutions gross profit decreased $14.0 (19%) primarily driven by a decrease in volume, an increase in restructuring and restructuring-related charges, and cost inflation, partially offset by favorable product mix. Gross profit margin decreased 170 basis points to 28.2%, primarily driven by an increase in restructuring and restructuring-related charges and cost inflation, partially offset by favorable product mix.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($5.7 in 2024 and $0.4 in 2023) and business acquisition, disposition, and integration costs of $0.6 in 2023. Excluding these items, adjusted gross profit decreased $9.3 (12%) and adjusted gross profit margin improved 50 basis points to 30.8%.

Operating expenses increased $30.6 (21%), primarily driven by the impact of the FPM acquisition, cost inflation, and an increase in business acquisition, divestiture, and integration costs, partially offset by a decrease in restructuring and restructuring-related (adjustments) charges, an increase in equity earnings from affiliates, and cost containment. Foreign currency impact decreased operating expenses by 1%. Operating expenses as a percentage of net revenue increased by 210 basis points to 22.1%. Operating expenses included the following items:

	Three Months Ended June 30,
	2024	2023
Business acquisition, divestiture, and integration costs	$24.9	$9.7
Restructuring and restructuring-related (adjustments) charges	(5.2)	0.5
On an adjusted basis, which excludes business acquisition, divestiture and integration costs, and restructuring and restructuring-related (adjustments) charges, operating expenses increased $21.0 (16%). Adjusted operating expenses as a percentage of net revenue increased 100 basis points to 19.6%. As a result of the refinement of estimates related to the Program, the Company recorded a reclassification from operating expenses to cost of goods sold in the Consolidated Statement of Operations during the three months ended June 30, 2024.

Impairment charges were $265.0 due to goodwill and indefinite-lived intangible asset impairments. See Note 8 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Pension settlement charges were $26.9 as a result of the termination and liquidation of the Plan. See Note 10 of Part I, Item 1 of this Form 10-Q for further information on pension settlement charges.

Amortization expense increased $5.8 (29%) primarily driven by the impact of the FPM acquisition.

Interest expense, net increased $16.4 (104%), primarily due to increased borrowing for acquisitions in the prior fiscal year. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

The effective tax rate was 4.1% in 2024 compared to 35.1% in 2023. The decrease in the effective tax rate was primarily driven by the negative effect of the loss from continuing operations before income taxes, primarily driven by the impairment charges in the current year, and a decrease in the tax accrual on unrepatriated earnings.

The adjusted effective tax rate was 28.6% in 2024 compared to 30.7% in 2023. The adjusted effective income tax rate excluded the tax effect of the following items:

•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.1 benefit in 2024 and $0.5 expense in 2023)
•The impact of tax loss carryforwards within the Molding Technology Solutions reportable operating segment on the net domestic taxes on foreign earnings ($0.1 expense in 2023)
•Adjustments previously discussed within this section, such as business acquisition, divestiture, and integration costs ($35.3 benefit in 2024 and $7.1 benefit in 2023).

Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

Net revenue increased $282.0 (14%).

•Advanced Process Solutions net revenue increased $388.9 (30%), primarily driven by the impact of the FPM acquisition ($412.2), favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in capital equipment sales volumes. Foreign currency impact improved net revenue by 1%.

•Molding Technology Solutions net revenue decreased $106.9 (14%), primarily driven by a decrease in injection molding equipment volumes.

Gross profit increased $87.4 (13%), which included favorable foreign currency impact (1%). Gross profit margin was flat compared to the prior year at 32.8%.  On an adjusted basis, which excluded inventory step-up charges related to acquisitions and restructuring and restructuring-related charges, adjusted gross profit increased $94.0 (14%), and adjusted gross profit margin was flat compared to the prior year at 33.6%.

•Advanced Process Solutions gross profit increased $137.5 (30%), primarily driven by the impact of acquisitions, favorable pricing, and favorable product mix, partially offset by a decrease in volume and cost inflation. Foreign currency impact improved gross profit by 1%. Gross profit margin was flat compared to the prior year.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($0.6 in 2024 and $11.1 in 2023) and restructuring and restructuring-related charges ($0.8 in 2024 and $1.2 in 2023). Excluding these items, adjusted gross profit increased $127.6 (27%) and adjusted gross profit margin decreased 70 basis points to 35.1%.

•Molding Technology Solutions gross profit decreased $50.1 (22%), primarily driven by a decrease in volume, an increase in restructuring and restructuring-related charges, and cost inflation, partially offset by favorable product mix. Gross profit margin decreased 290 basis points to 26.7%, primarily driven by restructuring and restructuring-related charges and cost inflation, partially offset by favorable product mix.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges of $17.8 in 2024. Excluding these items, adjusted gross profit decreased $33.5 (15%) and adjusted gross profit margin decreased 20 basis points to 29.5%.

Operating expenses increased $92.4 (22%), primarily driven by the impact of the FPM acquisition, cost inflation, an increase in restructuring and restructuring-related charges, an increase in business acquisition, divestiture, and integration costs, and other non-recurring costs in the current year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, partially offset by an increase in equity earnings from affiliates. Foreign currency impact increased operating expenses by 1%. Operating expenses as a percentage of net revenue increased by 150 basis points to 21.9%.  Operating expenses included the following items:

	Nine Months Ended June 30,
	2024	2023
Business acquisition, divestiture, and integration costs	$39.6	$27.3
Restructuring and restructuring-related charges	8.6	2.0
Other non-recurring costs related to a discrete commercial dispute	6.1	—

On an adjusted basis, which excludes business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, and other non-recurring costs related to the discrete commercial dispute described above, operating expenses increased $67.4 (17%). Adjusted operating expenses as a percentage of net revenue increased 60 basis points to 19.6%.

Amortization expense increased $18.1 (31%) primarily driven by the impact of the FPM acquisition.

Impairment charges were $265.0 due to goodwill and indefinite-lived intangible asset impairments. See Note 8 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Pension settlement charges were $35.2 due to lump-sum payments made from the Plan to former employees who elected to receive such payments and the termination and liquidation of the Plan. See Note 10 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the pension settlement charges.

Interest expense, net increased $36.9 (66%), primarily due to increased borrowing for acquisitions. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

The effective tax rate was (1.7)% in 2024 compared to 34.6% in 2023. The decrease in the effective tax rate was primarily driven by the negative effect of the loss from continuing operations before income taxes, primarily driven by the impairment charges in the current year, a decrease in the tax accrual on unrepatriated earnings, and a non-recurring prior year tax, partially offset by non-recurring prior year tax benefits related to the incentive tax rate for certain operations located in China.

The adjusted effective tax rate was 28.4% in 2024 compared to 30.0% in 2023. The adjusted effective income tax rate primarily excluded the tax effect of the following items:

•Change in the assertion with regard to foreign unremitted earnings as a result of the divestiture of Batesville ($4.8 expense in 2023)
•The revaluation of deferred and current tax balances as a result of an incentive tax rate awarded to certain China operations ($3.4 benefit in 2023)
•The revaluation of deferred tax balances as a result of foreign currency fluctuations ($0.2 benefit in 2024 and $0.8 expense in 2023)
•Adjustments previously discussed within this section ($63.3 benefit in 2024 and $25.7 benefit in 2023).

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$569.4	100.0	$464.7	100.0	$1,696.9	100.0	$1,308.0	100.0
Gross profit	205.2	36.0	171.7	36.9	594.7	35.0	457.2	35.0
Operating expenses	112.2	19.7	85.7	18.4	327.4	19.3	251.7	19.2
Amortization expense	16.7		10.8		50.3		32.0

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net revenue increased $104.7 (23%) primarily driven by the impact of the FPM acquisition ($136.7), higher aftermarket parts and service net revenue, and favorable pricing, partially offset by a decrease in capital equipment sales volumes. Foreign currency impact decreased net revenue by 1%.

Order backlog increased $131.7 (8%) from $1,604.0 at June 30, 2023, to $1,735.7 at June 30, 2024. The increase in order backlog was primarily driven by the FPM acquisition, partially offset by a decrease in capital equipment orders. Foreign currency impact decreased order backlog by 2%. On a sequential basis, order backlog decreased $141.4 (8%) to $1,735.7 at June 30, 2024, down from $1,877.1 at March 31, 2024, primarily due to a decrease in capital equipment orders.

Gross profit increased $33.5 (20%) primarily driven by the impact of the FPM acquisition and favorable pricing, partially offset by lower volume and cost inflation. Foreign currency impact decreased gross profit by 1%. Gross profit margin decreased 90 basis points to 36.0%, primarily driven by cost inflation, partially offset by favorable pricing.

Advanced Process Solutions gross profit included restructuring and restructuring-related charges of $0.5 in 2024 and business acquisition, disposition, and integration costs of $0.2 in 2023. Excluding these items, adjusted gross profit increased $33.8 (20%) and adjusted gross profit margin decreased 90 basis points to 36.1%.

Operating expenses increased $26.5 (31%) primarily driven by the impact of the FPM acquisition and an increase in business acquisition, divestiture, and integration costs. Foreign currency impact decreased operating expenses by 1%. Operating expenses as a percentage of net revenue increased 130 basis points to 19.7%.

Operating expenses included business acquisition, divestiture, and integration costs ($8.4 in 2024 and $1.7 in 2023) and restructuring and restructuring-related charges ($0.3 in 2023). Excluding these items, adjusted operating expenses increased $20.0 (24%) and adjusted operating expenses as a percentage of net revenue increased 20 basis points to 18.2%.

Amortization expense increased $5.9 (55%) primarily driven by the impact of acquisitions in the prior fiscal year.

Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

Net revenue increased $388.9 (30%), primarily driven by the impact of the FPM acquisition ($412.2), favorable pricing, and higher aftermarket parts and service net revenue, partially offset by a decrease in capital equipment sales volumes. Foreign currency impact improved net revenue by 1%.

Gross profit increased $137.5 (30%), primarily driven by the impact of acquisitions, favorable pricing, and favorable product mix, partially offset by a decrease in volume and cost inflation. Foreign currency impact improved gross profit by 1%. Gross profit margin was flat compared to the prior year.

Advanced Process Solutions gross profit included inventory step-up charges related to acquisitions ($0.6 in 2024 and $11.1 in 2023) and restructuring and restructuring-related charges ($0.8 in 2024 and $1.2 in 2023). Excluding these charges, adjusted gross profit increased $127.6 (27%) and adjusted gross profit margin decreased 70 basis points to 35.1%.

Operating expenses increased $75.7 (30%), primarily due to the impact of the FPM acquisition and cost inflation, partially offset by lower variable compensation. Foreign currency impact increased operating expenses by 1%. Operating expenses as a percentage of net revenue increased 10 basis points to 19.3%.

Operating expenses included business acquisition, divestiture, and integration costs ($15.0 in 2024 and $4.8 in 2023) and restructuring and restructuring-related charges ($0.3 in 2024 and $1.2 in 2023). Excluding these items, adjusted operating expenses increased $66.4 (27%) and adjusted operating expenses as a percentage of net revenue improved 40 basis points to 18.4%.

Amortization expense increased $18.3 (57%) primarily driven by the impact of the FPM acquisition in the prior fiscal year.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$217.2	100.0	$251.9	100.0	$648.3	100.0	$755.2	100.0
Gross profit	61.2	28.2	75.2	29.9	173.4	26.7	223.5	29.6
Operating expenses	41.4	19.1	31.5	12.5	130.5	20.1	103.9	13.8
Amortization expense	8.8		8.9		26.4		26.6
Impairment charges	265.0		—		265.0		—

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net revenue decreased $34.7 (14%), primarily driven by a decrease in injection molding equipment volumes.

Order backlog decreased $28.0 (11%) from $266.4 at June 30, 2023, to $238.5 at June 30, 2024. The decrease in order backlog was primarily driven by the execution of existing backlog. On a sequential basis, order backlog increased $8.7 (4%) to $238.5 at June 30, 2024, up from $229.8 at March 31, 2024.

Gross profit decreased $14.0 (19%) primarily driven by a decrease in volume, an increase in restructuring and restructuring-related charges, and cost inflation, partially offset by favorable product mix. Gross profit margin decreased 170 basis points to 28.2%.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($5.7 in 2024 and $0.4 in 2023) and business acquisition, disposition, and integration costs of $0.6 in 2023. Excluding these items, adjusted gross profit decreased $9.3 (12%) and adjusted gross profit margin improved 50 basis points to 30.8%.

Operating expenses increased $9.9 (31%), primarily driven by an increase in business acquisition, divestiture, and integration costs and an increase in trade show expenses in the current year, partially offset by a decrease in restructuring and restructuring-related charges (adjustments), savings from restructuring actions, and cost containment actions. Operating expense as a percentage of net revenue increased 660 basis points to 19.1%.

Operating expenses included restructuring and restructuring-related charges (adjustments) (($5.2) in 2024 and $0.4 in 2023) and business acquisition, divestiture, and integration costs of $9.1 in 2024. Excluding these charges, adjusted operating expenses increased $6.4 (21%) and adjusted operating expenses as a percentage of net revenue increased 500 basis points to 17.3%.

Impairment charges were $265.0 due to goodwill and indefinite-lived intangible asset impairments. See Note 8 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

Net revenue decreased $106.9 (14%), primarily driven by a decrease in injection molding equipment volumes.

Gross profit decreased $50.1 (22%), primarily driven by a decrease in volume, an increase in restructuring and restructuring-related charges, and cost inflation, partially offset by favorable product mix. Gross profit margin decreased 290 basis points to 26.7%, primarily driven by restructuring and restructuring-related charges and cost inflation, partially offset by favorable product mix.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges of $17.8 in 2024. Excluding these items, adjusted gross profit decreased $33.5 (15%) and adjusted gross profit margin decreased 20 basis points to 29.5%.

Operating expenses increased $26.6 (26%), primarily driven by an increase in business acquisition, divestiture, and integration costs, an increase in restructuring and restructuring-related charges, an increase in trade show expenses in the current year, cost inflation, and other non-recurring costs in the current year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, partially offset by savings from restructuring actions and cost containment actions. Operating expense as a percentage of net revenue increased 630 basis points to 20.1%.

Operating expenses included business acquisition, divestiture, and integration costs ($9.1 in 2024 and $1.8 in 2023), restructuring and restructuring related charges ($8.1 in 2024 and $0.6 in 2023), and other non-recurring costs of $6.1 in 2024 related to the discrete commercial dispute described above. Excluding these items, adjusted operating expenses increased $5.8 (6%) and adjusted operating expenses as a percentage of net revenue increased 310 basis points to 16.5%.

Impairment charges were $265.0 due to goodwill and indefinite-lived intangible asset impairments. See Note 8 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$13.3	1.7	$18.6	2.6	$40.1	1.7	$44.7	2.3
Business acquisition, divestiture, and integration costs	7.3	0.9	7.6	1.1	15.4	0.7	20.7	1.0
Restructuring and restructuring-related charges	—	—	0.2	—	0.1	—	0.2	—
Operating expenses	$20.6	2.6	$26.4	3.7	$55.6	2.4	$65.6	3.3

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

Business acquisition, divestiture, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisitions and divestitures), integrating completed acquisitions (including severance), and accelerating cost saving initiatives across the enterprise. These expenses are incurred in the Advanced Process Solutions and Molding Technology Solutions reportable operating segments, and at Corporate.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Operating expenses decreased $5.8 (22%), primarily due to a decrease in strategic investments and an increase in equity earnings from affiliates. These expenses as a percentage of net revenue were 2.6%, an improvement of 110 basis points from the prior year.

Core operating expenses decreased $5.3 (28%), primarily due to a decrease in strategic investments and an increase in equity earnings from affiliates. These expenses as a percentage of net revenue were 1.7%, an improvement of 90 basis points from the prior year.

Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

Operating expenses decreased $10.0 (15%), primarily due to a decrease in business acquisition, divestiture, and integration costs, a decrease in strategic investments, and an increase in equity earnings from affiliates. These expenses as a percentage of net revenue were 2.4%, an improvement of 90 basis points from the prior year.

Core operating expenses decreased $4.6 (10%), primarily due to a decrease in strategic investments and an increase in equity earnings from affiliates. These expenses as a percentage of net revenue were 1.7%, an improvement of 60 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net (loss) income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA from continuing operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Consolidated net (loss) income	$(246.9)	$45.0	$(219.1)	$556.3
Interest expense, net	32.2	15.8	92.8	55.9
Income tax (benefit) expense	(10.5)	23.8	3.7	50.2
Depreciation and amortization	38.7	31.1	118.8	93.1
Consolidated EBITDA	(186.5)	115.7	(3.8)	755.5
(Income) loss from discontinued operations (net of income tax expense (benefit))	—	(1.0)	0.3	(461.4)
Impairment charges (1)	265.0	—	265.0	—
Pension settlement charges (2)	26.9	—	35.2	—
Business acquisition, divestiture, and integration costs (3)	24.9	10.6	39.6	28.5
Inventory step-up charges	—	—	0.6	11.1
Restructuring and restructuring-related charges (4)	0.7	0.8	24.8	2.3
Other non-recurring costs related to a discrete commercial dispute	—	—	6.1	—
Adjusted EBITDA from continuing operations	$131.0	$126.1	$367.8	$336.0

(1)Hillenbrand recorded impairment charges to goodwill and certain indefinite-lived intangible assets within the Molding Technology Solutions reportable operating segment during the three and nine months ended June 30, 2024. See Note 8 of Part I, Item 1 of this Form 10-Q for more information.
(2)The pension settlement charges during the three and nine months ended June 30, 2024 were due to lump-sum payments made from the Plan to former employees who elected to receive such payments and the termination and liquidation of the Plan.
(3)Business acquisition, divestiture, and integration costs during the three and nine months ended June 30, 2024, primarily included costs associated with the integration of recent acquisitions. Business acquisition, divestiture, and integration costs during the three and nine months ended June 30, 2023, primarily included professional fees related to acquisitions and costs associated with the integration of recent acquisitions.
(4)Restructuring and restructuring-related charges primarily included severance costs during the three and nine months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Consolidated net (loss) income decreased $291.9 (649%) for the three months ended June 30, 2024, compared to the same period in fiscal 2023. The decrease was primarily driven by the impairment charges, pension settlement charges, lower volume, an increase in interest expense, cost inflation, an increase in depreciation and amortization, and other non-recurring costs in the current year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, partially offset by the impact of acquisitions, lower income taxes, favorable pricing, and cost containment.

Consolidated adjusted EBITDA from continuing operations increased $4.9 (4%) for the three months ended June 30, 2024, compared to the same period in fiscal 2023. The increase was primarily driven by the impact of the FPM acquisition, favorable pricing, and cost containment, partially offset by lower volume and cost inflation.

Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

Consolidated net (loss) income decreased $775.4 (139%) for the nine months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily driven by the decrease in total income from discontinued operations, impairment charges, lower volume, cost inflation, an increase in interest expense, pension settlement charges, an increase in restructuring and restructuring-related charges, an increase in depreciation and amortization, and other non-recurring costs related to the discrete commercial dispute described above, partially offset by the impact of acquisitions, lower income taxes, favorable pricing, favorable product mix, a decrease in inventory step-up charges, and cost containment.

Consolidated adjusted EBITDA from continuing operations increased $31.8 (10%) for the nine months ended June 30, 2024, compared to the same period in 2023. The increase was primarily driven by the impact of acquisitions, favorable pricing, favorable product mix, and cost containment, partially offset by lower volume and cost inflation.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first nine months of 2024 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of June 30, 2024, we had $482.7 of borrowing capacity under the Facility, of which $455.7 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $18.7 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of June 30, 2024, we had guarantee arrangements totaling $572.0, under which $379.3 was used for guarantees. These arrangements include the Amended L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the Amended L/G Facility Agreement by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of June 30, 2024, we had a transition tax liability of $11.2 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $180.9 at June 30, 2024. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $11.2 recorded as of June 30, 2024. The transition tax liability is expected to be paid over the next two years.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. We had approximately $125.0 remaining for share repurchases under the existing authorization at June 30, 2024.

Our anticipated contribution to our defined benefit pension plans in fiscal 2024 is $10.9, of which $6.2 was made during the nine months ended June 30, 2024. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.6 based on our outstanding common stock at June 30, 2024. We increased our quarterly dividend in 2024 to $0.2225 per common share from $0.2200 per common share paid in 2023.

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

Cash Flows

	Nine Months Ended June 30,
	2024	2023
Cash flows provided by (used in):
Operating activities from continuing operations	$24.8	$133.6
Investing activities from continuing operations	(40.2)	25.0
Financing activities from continuing operations	13.4	21.4
Net cash flows from discontinued operations	(23.3)	(117.0)
Effect of exchange rates on cash and cash equivalents	(0.3)	(9.3)
Net cash flows	$(25.6)	$53.7

Operating Activities

Operating activities from continuing operations provided $24.8 of cash during the nine months ended June 30, 2024, and provided $133.6 of cash during the nine months ended June 30, 2023, an $108.8 decrease.  The decrease in operating cash flow provided by continuing operations was primarily due to unfavorable timing of working capital requirements and decline in operating results.

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

Investing Activities

The $65.2 decrease in net cash flows from investing activities from continuing operations during the nine months ended June 30, 2024, was primarily due to the proceeds received on the divestiture of Batesville, partially offset by the acquisitions of Linxis and Peerless, in the prior year, as well as a decline in capital expenditures.

Financing Activities

Cash provided by financing activities from continuing operations was largely impacted by net borrowing activity. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Cash provided by financing activities from continuing operations during the nine months ended June 30, 2024 was $13.4, primarily due to the proceeds from the 2024 Notes, partially offset by repayment of the 2020 Notes, net repayments on the Facility of $10.4 and payment of dividends on common stock. Cash provided by financing activities from continuing operations for the nine months ended June 30, 2023 was $21.4, primarily due to net borrowings on the Facility of $30.6 and the $200.0 draw on the term loan commitment, partially offset by repayment of the $100 in 4.6% Series A unsecured notes and payment of dividends on common stock.

We returned $46.8 to shareholders during the nine months ended June 30, 2024 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2024 to $0.2225 per common share from $0.2200 per common share paid during fiscal 2023.

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

	June 30, 2024	September 30, 2023
Combined Balance Sheets Information:
Current assets (1)	$2,906.4	$2,710.8
Non-current assets	5,625.5	3,533.3
Current liabilities	808.8	985.1
Non-current liabilities	1,610.6	1,583.5

		Nine Months Ended June 30, 2024
Combined Statements of Operations Information:
Net revenue (2)		$579.3
Gross profit		158.8
Consolidated net loss from continuing operations attributable to Obligors		(137.4)
Total income from discontinued operations (net of income tax expense) attributable to Obligors		0.3
Net loss attributable to Obligors		(137.7)

(1) Current assets include intercompany receivables from non-guarantors of $2,303.8 as of June 30, 2024 and $2,070.6 as of September 30, 2023.
(2) Net revenue includes intercompany sales with non-guarantors of $7.7 for the nine months ended June 30, 2024.

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

There have been no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 5.                OTHER INFORMATION

(a)

On August 1, 2024, the Compensation and Management Development Committee (the “Committee”) of the Company’s Board of Directors adopted a framework administered under the Company’s Stock Incentive Plan by which executives may receive a share match under certain circumstances (details below). The purpose is to provide an opportunity for senior executives to increase their investment in the Company’s common stock in order to further align their interests with those of the Company’s shareholders and to encourage their long-term retention with the Company.

This opportunity permits participants designated by the Committee to receive matching grants of restricted stock units equal to such participant’s qualifying acquisition of, and commitment to hold, shares in a specified period and in minimum and maximum amounts, each to be established by the Committee. Qualifying acquisitions include certain shares acquired through open market purchases, the exercise of stock options or upon settlement of performance-based units or restricted stock units (net of taxes). The matching restricted stock units will be granted under, and count against the share reserve of, the Stock Incentive Plan.

Except as otherwise provided by the Committee, each matching restricted stock unit will cliff vest on the third anniversary of the day after the last day of the applicable acquisition period, subject to (i) the participant’s continued employment through that date (with exceptions for death, disability or retirement or a change in control), and (ii) retention throughout the vesting period of the qualifying shares acquired. If, prior to the applicable vesting date, a participant sells (or is deemed to sell) any qualifying shares acquired, he or she automatically will forfeit the related matching restricted stock units.

The preceding description is a summary only and is qualified in its entirety by Exhibit 10.1, which is filed and incorporated herein by reference.

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of April 26, 2024 (Incorporated by reference to Exhibit 3.2 to Current Report on Form 10-Q filed April 30, 2024)
Exhibit 10.1	*	Executive Matching Shares Program
Exhibit 22		List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Quarterly Report on Form 10-Q filed February 5, 2024)
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: August 7, 2024	BY:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

Date: August 7, 2024	BY:	/s/ Megan A. Walke
Megan A. Walke
Vice President and Chief Accounting Officer