Form 10-K
period 2024-09-30
Hillenbrand, Inc.
filed 2024-11-19
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of capital stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2024 was $3,500,538,155.  As of November 15, 2024, 70,239,942 shares of common stock were outstanding.
Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The proxy statement will be filed no later than January 10, 2025.

(monetary amounts in millions, except per share data)

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Throughout this Annual Report on Form 10-K (“Form 10-K”), we make a number of “forward-looking statements,” including statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. As the words imply, these are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

Accordingly, in this Form 10-K, we may say something like,

“We expect that future net revenue will be influenced by order backlog.”

That is a forward-looking statement, as indicated by the word “expect” and by the clear meaning of the sentence.

Other words that could indicate we are making forward-looking statements include the following:

intend	believe	plan	expect	may	goal	would	project	position	future	outlook
become	pursue	estimate	will	forecast	continue	could	anticipate	remain	likely
target	encourage	promise	improve	progress	potential	should	impact	strategy	assume

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the continued volatility in the financial markets, including as a result of the United States (“U.S.”) presidential election; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; increasing competition for highly skilled and talented workers, as well as labor shortages; closures or slowdowns and changes in labor costs and labor difficulties; uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change; uncertainty related to environmental regulation, including the Securities and Exchange Commission’s (“SEC”) final climate rules and litigation regarding its enforceability; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; economic and financial conditions including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; uncertainty in U.S. global trade policy and risks with governmental instability in certain parts of the world such as Germany; our level of international sales and operations; the impact of incurring significant amounts of indebtedness and any inability of the Company to respond to changes in its business or make future desirable acquisitions; the ability of the Company to comply with financial or other covenants in debt agreements; negative effects of acquisitions, including the Schenck Process Food and Performance Materials (“FPM”) business and Linxis Group SAS (“Linxis”) acquisitions, on the Company’s business, financial condition, results of operations and financial performance (including the ability of the Company to maintain relationships with its customers, suppliers, and others with whom it does business); the possibility that the anticipated benefits from acquisitions including the FPM and Linxis acquisitions cannot be realized by the Company in full or at all, or may take longer to realize than expected; risks that the integrations of FPM or Linxis or other acquired businesses disrupt current operations or pose potential difficulties in employee retention or otherwise affect financial or operating results; competition in the industries in which we operate, including on price; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or divestiture, including potential synergies and cost savings or the failure of the Company or any acquired company to achieve its plans and objectives generally; impairment charges to goodwill and other identifiable intangible assets; impacts of decreases in demand or changes in technological advances, laws, or regulation on the net revenues that we derive from the plastics industry; changes in food consumption patterns due to dietary trends, or economic conditions, or other reasons; our reliance upon employees, agents, and business partners to comply with laws in many countries and jurisdictions; the impact to the Company’s effective tax rate of changes in the mix of earnings or in tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits, and governmental proceedings related to operations; uncertainty in the U.S. political and regulatory environment, including as a result of the U.S. presidential election; adverse foreign currency fluctuations; labor disruptions; and the effect of certain provisions of the Company’s governing documents and Indiana law that could decrease the trading price of the Company’s common stock. Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1.        BUSINESS

In this section of the Form 10-K, we provide you with a general overview of the Company, including a high-level review of our reportable segments and how we operate. We then present our reportable operating segments in greater detail, including the products we manufacture and sell, how those products are distributed and to whom, with whom we compete, the key inputs to production, and an explanation of our business strategies.  We also provide you information on any key patents, trademarks, and regulatory matters important to our business.  Finally, we provide you with a brief background on our executive officers so that you can understand their experience and qualifications.

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

Hillenbrand’s portfolio is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Key technologies within the Advanced Process Solutions portfolio include compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies. These reportable operating segments are characterized by well-known brands that are recognized for technological capabilities and process expertise that can be shared across the reportable operating segments to serve customers globally. These reportable operating segments address macro trends supported by a growing middle class driving demand for plastics in a variety of applications, such as construction, food safety, and recycling, and demand for more sustainable food sources such as plant-based proteins.

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

Over the past several years, we have significantly transformed our business through not only the completion of several strategic acquisitions, but also the divestiture of our historical Batesville reportable operating segment, as well as the divestiture of certain other non-core brands. The acquisitions provided leading brands, complementary technologies, and enhanced scale in attractive end markets, including food and recycling. These end markets are attractive to Hillenbrand because they have strong, long-term growth characteristics, and allow us to leverage our existing expertise in process technology and systems engineering to provide comprehensive solutions to our customers.

Acquisitions

The following acquisitions were made during the years ended September 30, 2023 and 2022, and are included within our Advanced Process Solutions reportable operating segment:

•On September 1, 2023, the Company completed the acquisition of the Schenck Process Food and Performance Materials (“FPM”) business;
•On December 1, 2022, the Company completed the acquisition of the Peerless Food Equipment division (“Peerless”) of Illinois Tool Works Inc.; and
•On October 6, 2022, the Company completed the acquisition of LINXIS Group SAS (“Linxis”).

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
•A customer base that is highly diversified, including a strong history of long-term relationships with blue-chip end user customers; and
•A strong global footprint for sales, manufacturing, engineering, and service, including established operations in high growth countries such as India.

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

Driving Long-Term Growth

Our growth is driven by several key factors, including:
•Our leading positions in large, attractive end markets that are supported by long-term macro demand trends, including the expanding global middle class, the desire for more sustainable products and solutions, and the evolution of the global supply chain;
•Our strong global footprint and large installed base, which supports profitable aftermarket expansion; and
•A disciplined mergers and acquisitions framework that accelerates our growth with a focus on leading brands that enhance our technological capabilities and build scale in key end markets or geographies.

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

Sustainability

Hillenbrand’s sustainability program is overseen by the Board of Directors. The Chief Sustainability Officer, who reports directly to Hillenbrand’s President and CEO, also reports quarterly to the Board’s Nominating Corporate Governance Committee on the progress of our sustainability program, as driven by our Sustainability Steering Committee. This committee consists of executive leaders from across the organization with diverse functional expertise who meet quarterly to review strategies, action plans, and key performance indicators and to make key decisions about the sustainability program, forming a critical path for the flow of information between the operating locations and the Hillenbrand Board of Directors. In this way, sustainability has become a shared commitment that is embedded in all stages of our processes and all levels of our organization.

The HOM pushes us to deliver excellence through a consistent framework and key management practices. Since the establishment of our sustainability program, we have leveraged our HOM to drive sustainability performance in our operations throughout the Company, and we expect to continue developing this part of our strategy as we grow in our sustainability practice. Among other things, we believe climate change will require meaningful action on a global scale, and we expect that further developing our understanding of our energy consumption and emissions will be an important part of examining the challenges posed by climate change. To date, our costs relating to addressing climate change have not been material; however, we have taken steps to better understand the risks and opportunities that climate change poses to our business and those risks and opportunities that result from our business. This includes aligning with the Task Force on Climate-related Financial Disclosures (the “TCFD”), which forms the basis of many upcoming global regulations and provides a standardized approach to reporting on and disclosing climate-related risks and opportunities. Assessing these potential risks — including market risks, extreme weather events, regulatory and policy constraints, cost of energy, and supply chain disruption — improves our ability to be proactive in mitigating and minimizing any adverse effects. Conversely, assessing potential opportunities — such as product innovation, market expansion, new technologies, and supply chain optimization — allows us to maximize the benefit to our customers and shareholders and continually grow our potential as a pure-play industrial company. The TCFD Report can be found on our website under the “Sustainability” section of our website at www.hillenbrand.com.

Sustainability is an integral part of our business strategy, and we lead our industries by delivering innovative products and solutions that help address today’s challenges and tomorrow’s needs. Innovation, new product development, and strategic acquisitions help support our success in key end markets, and we are dedicated to maximizing customer value, focusing on efficiency, and driving continuous improvement through HOM, all of which contribute to our operational excellence. Through innovation, we support the advancement of our customers’ sustainability goals, and we seek to better understand their needs and develop solutions through our extensive applications expertise. We achieve this by developing equipment and solutions designed to minimize impact on the environment by promoting sustainable energy and water use, optimizing material use, and reducing emissions. Our operating locations also partner with customers to extend a product’s lifespan through recommended and preventative maintenance, and our aftermarket services demonstrate how we take responsibility for the full life cycle of our products. This includes looking at the total cost of ownership, how to be more effective with energy use, and how to help align services with their sustainability goals. Guided by customer needs, Hillenbrand aims to create solutions that expedite progress towards a sustainable future.

Capital Allocation Framework

Our capital allocation framework is built around three core priorities in the following order:

•Safety and financial sustainability
◦Maintaining adequate liquidity to support and sustain our ongoing operations;
◦Maintaining an appropriate capital structure with a net debt to consolidated adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) target range of 1.7x to 2.7x.
•Growing our business
◦Reinvesting in the business organically to drive innovation, growth, and operating efficiency;
◦Enhancing our growth with strategic acquisitions that expand our technological capabilities, accelerate scale in key end markets or geographies, and provide an appropriate return for our shareholders
•Return capital
◦Providing cash return to our shareholders through our dividend;
◦Opportunistic share repurchases to return capital to our shareholders.

We intend to continue to prioritize cash flow deployment to pay down debt, invest in organic initiatives for growth and operating efficiencies, as well as integration-related activities.

Human Capital Management

Purpose and Core Values

Purpose remains our clear foundation. It is the “why” behind everything we do. Purpose shapes the actions we take, the business decisions we make, and how we think about sustainability. Our employees are at the center of everything we do because without them, we can’t move the world forward. They are the designers, engineers, manufacturers, makers, and shapers that bring our products and brands to life and strengthen our communities.

Hillenbrand employees around the world are united by a shared Purpose — to Shape What Matters For Tomorrow. Each of our Core Values — Win As One, Partner With Possibility, Make It Matter, and Drive To Deliver — helps activate our Purpose, guides our decision-making, and continually challenges us to be better.

We remain focused on bringing our Purpose to life locally through our daily practices. Purpose and Core Values are an important part of our onboarding as we welcome new employees and integrate new companies. We connect the new capabilities and experiences of these companies to our shared Purpose. As we continue to grow as a company, living out our Purpose empowers us to better serve one another, our communities, and our customers while we continue to pursue exceptional performance and long-term shareholder value.

As we commit to our Purpose, together, we strive to ensuring a respectful and inclusive culture that enables career growth, development, and support for well-being. We are steadfast in our commitment to building a purpose-driven workplace where our people understand our mission and are empowered to achieve their full potential in support of it.

People

People are a key pillar of the HOM, and our talent management philosophy is to develop and promote internal employees and supplement with external hires where we require new or different skills and capabilities. This approach has yielded a deep understanding among our employee base of our products and our customers, while encouraging new employees to bring innovative ideas in support of our continuous improvement mindset. We believe that our average employee tenure across the globe — 10.4 years as of the end of the fiscal year 2024 — reflects the high engagement and dedication of our employees. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented employees, and we encourage employee referrals for open positions.

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

We transformed across the Company reshaping our portfolio into a pure-play industrial company with the divestiture of our historical Batesville reportable operating segment in fiscal 2023. We welcomed employees from around the world, each contributing their knowledge and skills to shape the Company. We focused on supporting our employees while encouraging them to grow and contribute to the business in meaningful ways. We continue to enhance the experience through the ways we develop and promote our talented employees.

Our culture is underpinned by a track record of performance and innovation. We standardized our global performance management approach along with employee driven and manager supported development tools. We remain committed to growing the skills we need to be successful today and continue to innovate for tomorrow.

Workplace Demographics

Hillenbrand is committed to the growth of our employees by developing talent and building a growth-minded culture. We believe our employees give us the strength and skills to compete, and we must in turn help our employees reach their potential.

As of September 30, 2024, we had approximately 10,450 employees worldwide. Approximately 3,000 employees were located within the United States (“U.S.”) and 7,450 employees were located outside of the U.S., primarily throughout Europe and Asia. Approximately 51% of our workforce globally is composed of manufacturing direct labor, and the remaining population includes all other selling, general, and administrative professional employees.

As of September 30, 2024, approximately 3,350 employees globally work under collective bargaining agreements or works councils. Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions and works councils representing those employees. As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

Health and Safety

The health and safety of our employees is our highest priority. We have developed a Safety Framework that sets the foundational safety standards and expectations for every one of our associates, whether sitting at a desk or working on the plant floor. Maintaining a safe working environment for our associates is critical; setting standards, structure, systems, and a safety culture has been a primary focus. This work has been led by a coalition of Environment, Health, and Safety (“EHS”) and other professionals. This group, under the direction of our Global EHS Director, leads our safety strategy, has oversight for EHS data collection, and drives training and awareness on safety and other key topics throughout our enterprise. Safety data can be found in our Sustainability Report.

Diversity, Equity and Inclusion

Diversity, Equity, and Inclusion (“DEI”) at Hillenbrand is embedded in how we live and work and is part of our Core Values. By listening and acting with respect, embracing our individuality, and trusting in each other’s strengths, we create an inclusive culture that brings our Purpose to life. We continue to focus on making meaningful progress in our DEI journey, including by embedding DEI into our talent practices by focusing on qualified diverse slates of candidates for manager through senior leadership positions in the U.S. and assessing the diversity of succession plans for pipeline development. Additionally, in 2024, leaders at director level and above committed to a leadership goal related to sustainability progress as part of their annual performance goal setting.

We also engage the diverse perspectives of our employees through Business Resource Groups (“BRGs”). The BRG leaders and members championed celebrations and observances, led personal and professional development sessions, and provided education and awareness about their communities to our employees.

We also hold ourselves accountable through measurement and transparency, including sharing our diversity, equity, and inclusion progress regularly with our Board of Directors and publicly disclosing our global gender and U.S. ethnically diverse representation in our annual Sustainability Report.

Total Rewards

Hillenbrand offers rewards programs focused on supporting employees and their families as they navigate work and life. Hillenbrand’s programs are designed to ensure employees are effectively compensated in terms of base salary, incentive compensation, and other benefits that support the health and wellness of themselves and their families. While specific compensation and benefits vary worldwide and are based on regional practices, we offer market-competitive compensation and benefits to retain and attract top talent. Our compensation programs focus on pay for performance, and we strive to pay within pay ranges developed based on market data and internal pay equity. We focus many benefit programs on employee wellness and have implemented solutions including a biometric screening program, mental health support, and telemedicine. We believe that these solutions have helped us successfully manage healthcare and prescription drug costs for our employee population.

Hillenbrand believes in supporting employee’s mental health in addition to physical well-being. Mental health care is a covered service under all U.S. company medical plans, including inpatient care facility services, inpatient professional services, office visits, and outpatient care.

Hillenbrand recognizes the importance of preparing for retirement. Employees are encouraged to participate in their own retirement savings where available. In the U.S., most employees are eligible to participate in company 401(k) savings plans.

Outside of the U.S., Hillenbrand offers an array of benefits to support employees and their families. These include benefits such as paid leaves of absence, medical insurance, disability coverage and life insurance, among others.

Hillenbrand is committed to attracting, developing, engaging, and retaining the best people from around the world to make our businesses run and grow. In everything we do, we strive to provide great professional opportunities for our people and recognize the critical role our human capital plays in supporting our strategy.

As Hillenbrand acquires companies, it will take time to integrate them into our overall programs. Recently acquired companies are at varying stages of implementation as of September 30, 2024.

REPORTABLE OPERATING SEGMENTS

Advanced Process Solutions

Advanced Process Solutions designs, engineers, manufactures, markets, and services differentiated process and material handling equipment and systems for a wide variety of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals, energy, recycling, and other general industrials.  Advanced Process Solutions uses its strong applications and process engineering expertise to solve problems for customers.  Its highly engineered capital equipment and systems offerings require aftermarket service or parts replacement, providing an opportunity for ongoing revenue at attractive margins.

Advanced Process Solutions:  Products and Services

Advanced Process Solutions’ product portfolio has grown through a series of acquisitions and includes products and services for compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Advanced Process Solutions’ product lines are supported by aftermarket parts and services, which represented approximately 33% of Advanced Process Solutions’ total net revenue during fiscal 2024. Products are offered under brand names that are recognized as leaders in their respective categories.

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

◦Material handling equipment includes pneumatic and hydraulic conveying equipment for difficult-to-move materials; high-precision feeders that can operate at both very high and very low fill rates; blenders for pellets and powders; and rotary valves, diverter valves, and slide-gate valves used for feeding, dosing, discharge, and distribution during pneumatic conveying.  The proprietary equipment is highly engineered and designed to solve the needs of customers for customized solutions.  Material handling equipment is sold to a variety of industries, including plastics, food and pharmaceuticals, chemicals, minerals, and recycling.  With the acquisition of FPM in 2023, the Company offers expanded material handling capabilities in each of these industries. These products are sold under the Coperion®, Coperion K-Tron®, and Herbold® brands.
◦Compounding, extrusion, and material handling equipment can be sold as a complete system, where strong application and process engineering expertise is used to design and create a broad system solution for customers.  Systems can range from a single manufacturing line to large scale manufacturing lines and turnkey systems.  Larger system sales are generally fulfilled over 18 to 24 months. A considerable portion of revenue for large system sales typically comes from third-party-sourced products that carry only a small up-charge. As a result, margin percentages tend to be lower on these large system sales when compared to the rest of the reportable operating segment.  The Company offers complete, innovative recycling solutions. From mechanical processing — shredding, washing, separating, drying, and agglomerating of plastics — to bulk material handling, feeding and extrusion, as well as compounding and pelletizing, our recycling product offering encompasses the complete process chain. With the acquisition of FPM in 2023, the Company offers end-to-end systems and full production line capabilities, as well as broader expertise in food and pet food applications. These products are sold under the Coperion and Herbold brands.

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

Advanced Process Solutions:  Customers

Advanced Process Solutions has customers in a wide range of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals, and recycling.  These customers range from large, Fortune 500 global companies to regional and local businesses. No one Advanced Process Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during the years ended September 30, 2024, 2023, or 2022.  For large or customized orders, customers generally pay a deposit and make progress payments in accordance with the project progress.  Often, long-term relationships are established with these customers.

Advanced Process Solutions’ net revenue is diversified by end markets, and further penetration of these end markets is an important element of its strategy. Geographically, approximately 46% of Advanced Process Solutions’ net revenue in fiscal 2024 came from the Americas, 25% from Asia, and 29% from EMEA (Europe, the Middle East, and Africa).

We believe that long-term growth for this segment is driven by megatrends such as a rapidly growing middle class in certain geographies, such as China and India and a growing global population, resulting in rising demand for products sold in many of the end markets that Advanced Process Solutions serves, including plastic goods, food, and recycling.  These trends include increased use of lightweight plastics in the automotive industry which helps reduce emissions; more effective packaging in emerging markets to improve food shelf life, freshness, and safety; increased consumption of processed foods in emerging markets; innovation in a variety of applications in the medical space designed to improve safety, drug and therapy delivery, and durability; increased use of engineered plastics in construction that are more durable, lightweight and require little maintenance; increased use of biopolymers to help meet customer content goals; and more sustainable food sources such as plant-based proteins. Additionally, we expect Advanced Process Solutions to be able to leverage its technical know-how to win in emerging end markets such as recycling and biodegradable plastics. While overall demand for these products is expected to increase over the long run, we expect short-term periodic fluctuations in demand from time-to-time.

Advanced Process Solutions:  Competition

Advanced Process Solutions holds leading positions in key industries and has strong brand name recognition because of its commitment to serving the broad needs of customers through the design and quality of products, extensive application and process engineering expertise, product support services, and its unique ability to provide compounding, extrusion, and material handling equipment as a complete system that optimizes output, quality, and energy efficiency to achieve a lower overall cost of ownership for its customers.

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

Advanced Process Solutions:  Raw and Component Materials

The manufacturing of Advanced Process Solutions’ products involves the machining and welding of raw materials (primarily sheet metals and steel) and castings that are assembled with other component parts purchased from third-party suppliers that generally require particular specifications or qualifications. Although most of these raw materials and components are generally available from several sources, some of these items are currently purchased from single sources.  Volatility in the prices Advanced Process Solutions pays for raw materials used in its products has a direct effect on profitability. Advanced Process Solutions regularly takes steps designed to mitigate the impact of volatility in raw and component material prices, including executing Lean initiatives through the application of HOM and various pricing and sourcing actions.  In instances where third-party suppliers are depended upon for outsourced products or components, there is risk of customer dissatisfaction with the quality or performance of the products sold due to supplier failure. Difficulties experienced by third-party suppliers can interrupt Advanced Process Solutions’ ability to obtain the outsourced product and ultimately to supply products to customers. While global supply chains have recently suffered from various headwinds, those supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. Advanced Process Solutions continues to identify and qualify alternative sources to mitigate risk associated to single or sole source supply continuity, and has and may continue to purchase certain materials in safety stock where we have supply chain continuity concerns. See Part I, Item 1A of this Form 10-K for a more in-depth discussion of Risk Factors that could impact Advanced Process Solutions’ ability to fulfill customer obligations.

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

Molding Technology Solutions

Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and MRO supplies. The product lines within Molding Technology Solutions have strong brand recognition and an established global footprint, and we believe are well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Molding Technology Solutions’ breadth of products, long history, and global reach have resulted in a large installed base of plastic processing equipment and hot runner systems.

Molding Technology Solutions:  Products and Services

Molding Technology Solutions has a product portfolio that includes injection molding and extrusion equipment as well as hot runner systems and process controller technology. Molding Technology Solutions maintains leadership positions across these product lines, as well as leading positions in process control systems, mold bases and components, and MRO supplies. The Molding Technology Solutions product lines are supported by aftermarket parts and services, which represented approximately 38% of Molding Technology Solutions’ total net revenue during fiscal 2024. Products are offered under brand names that are recognized as being among the leaders in their respective industries.

•Injection molding and extrusion equipment

◦Molding Technology Solutions designs, manufactures and sells plastic processing equipment and systems, which include injection molding, extrusion and auxiliary systems. This equipment is sold under the Milacron® brand to a diverse set of customers, including companies in the automotive, consumer goods, electronics, construction, medical, and packaging end markets.

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

Molding Technology Solutions:  Customers

Molding Technology Solutions has customers in a wide range of industries, including automotive, medical, consumer goods, packaging, construction, and electronics. These customers range from large, Fortune 500 global companies to regional and local businesses, including original equipment manufacturers (“OEMs”), molders and mold-makers. Molding Technology Solutions has long-standing relationships with its largest customers, having served many of them for over 30 years. No one Molding Technology Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during the years ended September 30, 2024, 2023, or 2022. Customers purchasing injection molding or extrusion machines generally pay a deposit and make progress payments prior to shipment.

Molding Technology Solutions’ net revenue is further diversified by end markets, and continued expansion into these end markets is an important element of its strategy. Geographically, approximately 54% of Molding Technology Solutions’ net revenue in fiscal 2024 came from the Americas, 29% from Asia, and 17% from EMEA (Europe, the Middle East, and Africa).

Global population growth, coupled with continued urbanization, increased purchasing power and improved lifestyle in emerging markets and technical innovation has resulted in greater demand for a broad range of finished plastic products in many segments of the economy, including automotive, medical, construction, and consumer products. We believe Molding Technology Solutions’ strong global presence positions it well to benefit from this growth. Molding Technology Solutions has made significant investments in China and India in order to capitalize on the projected growth in plastics in these markets.

Molding Technology Solutions: Competition

Molding Technology Solutions holds leading positions in key industries because of design and quality of products, extensive application and process engineering expertise, product support services, brand name recognition, and commitment to serving the broad needs of its customers.

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
◦Expand product offering in key end markets, including emerging markets and new segments such as recycling and biodegradable plastics.

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
◦Enable the customer in key end markets to fulfill sustainability requirements (e.g., reduction of virgin resin).

•Leverage HOM to drive margin expansion and profitable growth

◦Apply HOM principles and tools, including voice of customer and segmentation with a goal to drive profitable growth.
◦Leverage Hillenbrand’s global footprint and enhance support to customers through the entire lifecycle of their equipment usage to expand sales of aftermarket parts and services.
◦Drive global supply strategy to achieve operating efficiencies to improve cost and quality.
◦Enhance productivity through process standardization.

HILLENBRAND INTELLECTUAL PROPERTY

We own a number of patents on our products and manufacturing processes and maintain trade secrets related to manufacturing processes.  These are important patents and trade secrets, but we do not believe any single patent or trade secret, or related group of patents or trade secrets is of material significance to our business as a whole. We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion, Coperion K-Tron, K-Tron, Rotex, BM&M, Herbold, VMI, Bakon, Shaffer, Peerless, Shick Esteve, Unifiller, DIOSNA, and Coperion Food Equipment brands are material to our Advanced Process Solutions reportable operating segment.  We believe the marks Milacron and Mold-Masters are material to our Molding Technology Solutions reportable operating segment.

Coperion, Coperion K-Tron, K-Tron, Rotex, BM&M, Herbold, VMI, Bakon, Shaffer, Peerless, Shick Esteve, Unifiller, DIOSNA, Milacron, and Mold-Masters, as well as other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of Hillenbrand or its subsidiaries. Except as set forth above and solely for convenience, the trademarks, trade names or service marks in this Form 10-K are generally referred to without the ™ and ® symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

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

HILLENBRAND REGULATORY MATTERS

The Advanced Process Solutions and Molding Technology Solutions reportable operating segments are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including relating to the handling, storage, discharge, and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all our businesses in a manner that protects the environment and makes us good corporate citizens in the communities in which we operate. We have established various cross-functional sustainability working groups, which include top operational leaders and other key team members, to support our sustainability strategy and to facilitate and drive key priorities, including those related to the environment. In addition, we maintain standards for our global suppliers in support of critical environmental policies and other regulatory requirements, and Hillenbrand’s Global Supply Management department engages with our suppliers to support compliance with applicable standards and legal requirements. While we believe that continued compliance with current federal, state, local, and foreign laws relating to the protection of the environment and supply chain diligence will not have a material effect on our capital expenditures, earnings, or competitive position, future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditure is not known.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 19, 2024.

Kimberly K. Ryan, 57, has served as a director and as President and Chief Executive Officer of the Company since December 2021. Prior to becoming Chief Executive Officer, Ms. Ryan was the Company’s Executive Vice President, beginning in June 2021. Prior to that role, she served as President of the Company’s Coperion business beginning in September 2015, also overseeing Hillenbrand’s Rotex business during part of that period. She previously served as President of the Company’s historical Batesville reportable operating segment (death care) beginning in April 2011, at which time she was also named a Senior Vice President of Hillenbrand. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, strategy, operations, logistics, and information technology.

From 2014 to 2023, Ms. Ryan served on the Board of Directors of Kimball International, Inc., a public manufacturing company (“Kimball”), including as a member of the Audit Committee. She also served as Kimball’s Board Chair from November 2018 to October 2021, during which time she also served on the Compensation Committee and Governance Committee.

Robert M. VanHimbergen, 48, has been the Company’s Senior Vice President and Chief Financial Officer since April 2022. Mr. VanHimbergen joined the Company as Executive Vice President, Finance for a transition period in March 2022 from Johnson Controls International plc (“Johnson Controls”), a manufacturer of HVAC systems, security solutions, fire protection, and smart building technologies, where he was most recently Vice President, Corporate Controller beginning December 2017. Prior to that he served in various roles of increasing responsibility over approximately 15 years at Johnson Controls, including as Chief Financial Officer of Yangfeng Automotive Interiors in Shanghai, China, where he lived for five years. Prior to Johnson Controls, Mr. VanHimbergen spent nearly a decade at Pricewaterhouse Coopers LLP working with large multinational manufacturing companies. Since October 2015, Mr. VanHimbergen served on the Board of Directors of Ascension Wisconsin Foundation, where he was the Board Chair from 2017 to 2023, and he has served as the Board Chair of Ascension SE Wisconsin since 2017.

Aneesha Arora, 46, has served as the Company’s Senior Vice President and Chief Human Resources Officer since January 2022. She brings to this role more than two decades of diverse experience in human resources across multiple industries. Prior to joining Hillenbrand, Ms. Arora was Vice President of Global HR Services for Honeywell International Inc. (“Honeywell”), a diversified technology and manufacturing company, from October 2019 through December 2021. Prior to that, she served as Vice President, Global Human Resources and Communications, Safety and Productivity Solutions at Honeywell from November 2016 to October 2019. Since September 2020, Ms. Arora has also served on the Board of Advisors of the Michigan State University School of Human Resources and Labor Relations.

Ulrich Bartel, 64, was appointed President of the Company’s Coperion business and Senior Vice President of Hillenbrand in June 2021. Since June 2022, he has also served as President of Advanced Process Solutions, in which role he also oversees the Company’s Rotex business. Prior to these roles, Mr. Bartel served as President of Coperion’s Polymer Division from March 2020 to June 2021 and as Coperion’s Vice President of Compounding Machines from October 2013 to February 2020. Mr. Bartel began his career at Coperion in 1990 as a process engineer, holding positions of increasing responsibility within Coperion in sales, service, process technology, engineering, manufacturing, and research.

Nicholas R. Farrell, 45, is the Company’s Senior Vice President, General Counsel, and Secretary. He has served as General Counsel and Secretary since 2015 and also served as the Company’s Chief Compliance Officer from 2016 until 2023. Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel, and in 2014 was named Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Pepper. Mr. Farrell is also Chair of the Board of Trustees of Cure SMA, an international not-for-profit organization committed to developing a treatment and cure for spinal muscular atrophy, the number one genetic cause of death for infants.

Tamara Morytko, 53, was appointed Senior Vice President of Hillenbrand and President, Molding Technology Solutions in September 2023. Ms. Morytko has more than two decades of leadership in regional and global business operations. In August 2024, she was appointed interim Senior Vice President of Operations Center Of Excellence and Hillenbrand Operating Model, in an additional capacity. Prior to joining Hillenbrand, she served most recently as President of the Pumps Division at

Flowserve Corporation, a manufacturer of pumps, valves, and seals, beginning in September 2020. Prior to that role, she served as Chief Operating Officer of Norsk Titanium, an aerospace-grade components manufacturer, beginning in February 2018, and previously held positions of increasing responsibility in finance, general management, and supply chain leadership, including at Baker Hughes (energy technology) and Pratt & Whitney (aircraft engines). She began her career as an auditor at accounting firm Arthur Andersen LLP. From May 2019 through December 2022, Ms. Morytko served on the board for The Crosby Group (rigging, lifting, and material handling applications), a KKR company, as well as Pioneer Energy Services (oilfield services applications), a former publicly traded company. She currently serves on the Board of Directors of EnerSys (stored energy solutions for industrial applications), a position she has held since December 2022, including as a member of its Compensation and Audit Committees. In November 2024, Ms. Morytko became a Trustee of the Board for Harpswell Foundation, a young woman leadership building organization that empowers young women to live impactful lives, and joined its Finance and Strategic Committees.

Carole A. Phillips, 53, became the Company’s Senior Vice President, Chief Procurement Officer in January 2023. Ms. Phillips joined the Company as Vice President, Procurement for a transition period beginning September 2022, from Stanley Black & Decker (“Stanley”), a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems, where she was most recently Vice President, Global Supply Management – M&A, Integrations, and Divestitures (from July 2021). Prior to that role, Ms. Phillips served at Stanley as Vice President, Global Supply Management – Outdoor (from October 2019 to July 2021) and Vice President, Global Supply Management – Industrial Division (from January 2015 to October 2019), as part of more than 25 years of experience in global manufacturing environments, including 17 years with Stanley.

Bhavik N. Soni, 51, was elected Senior Vice President, Chief Information Officer effective January 2023, prior to which he served as Vice President, Chief Information Officer beginning May 2017. Mr. Soni joined the Company from Honda Aircraft Company, a jet airplane manufacturer, where he served as Chief Information Officer – IT & Engineering Systems Division from 2015 to 2017. Prior to that, he served as Chief Information Officer for Artificial Lift, GE Oil & Gas at General Electric Company (“GE”), an energy technology company, from 2013 to 2015, preceded by fifteen years in other information technology related roles of increasing responsibility at GE. Mr. Soni’s experience prior to GE included software engineering roles at Rockwell Collins, Inc. (aerospace) and General Dynamics Corporation (aerospace and defense).

J. Michael Whitted, 52, was elected Senior Vice President, Strategy and Corporate Development effective June 2018. Prior to joining the Company, Mr. Whitted served as Vice President, Corporate Development for SPX Corporation and SPX Flow, Inc., diversified global suppliers of infrastructure equipment to various industries, from 2001 to 2015. Prior to that, he served as a Vice President for Bear Stearns from 1998 to 2001, where he led corporate finance and M&A advisory transactions. Mr. Whitted’s experience prior to Bear Stearns included corporate finance and M&A advisory roles at CIBC World Markets, Bankers Trust, and First Chicago NBD.

Megan A. Walke, 45, was elected Vice President, Chief Accounting Officer in May 2022. Prior to that time, she served as the Company’s Director, Financial Reporting since August 2014 and prior to that in roles of increasing responsibility in the Company’s finance organization. Ms. Walke began her career with nearly a decade in public accounting at the firm of Ernst and Young LLP. She served as a member of the Board of Trustees of Oldenburg Academy, a private high school in Indiana, from 2013 to 2024. Ms. Walke also has served on the board of the Ripley County Community Foundation since February 2023.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

Our website is www.hillenbrand.com.  We make available on this website, free of charge, access to press releases, conference calls, our annual and quarterly reports, and other documents filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after these reports are filed or furnished.  We also make available through the “Investors” section of this website information related to the corporate governance of the Company, including position specifications for the Chairperson and each of the members of the Board of Directors, as well as for committee chairpersons and vice chairpersons; the Corporate Governance Standards of our Board of Directors; the charters of each of the standing committees of the Board of Directors; our Code of Ethical Business Conduct; our Global Anti-Corruption Policy; and our Supply Chain Transparency Policy.  All of these documents are also available to shareholders in print upon request.

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

Our business is sensitive to changes in general economic conditions, both inside and outside the United States.  Instability in the global economy and financial markets can adversely affect our business in several ways, including limiting our customers’ ability to obtain sufficient credit or to pay for our products within the terms of sale.  Competition could further intensify among the manufacturers and distributors with whom we compete for volume and market share, resulting in lower net revenue due to steeper discounts and product mix-down.  In addition, if certain key or sole suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies.

2.We may be unable to successfully integrate with the businesses of FPM or Linxis, or other acquired companies, or to realize the anticipated benefits of such acquisitions.

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
The integration of these companies may result in material challenges, including, but without limitation:

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

As discussed elsewhere in our risk factors, some of these factors are outside of the Company’s control, and any one of them could result in delays, increased costs, decreases in the amount of expected net revenue or synergies, and diversion of management’s time and energy, which could materially affect our financial position, consolidated results of operations, and cash flows.

We have incurred substantial expenses in connection with the completion of the acquisitions of FPM and Linxis, and we expect to incur further expenses in order to integrate a large number of processes, policies, procedures, operations, technologies, and systems in connection with these acquisitions.

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
4.Sustainability-related regulations could adversely impact the Company's reputation, consolidated results of operations, financial condition, and liquidity.
Sustainability-related regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. For example, various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, a tax on carbon emissions or restrictions of greenhouse gases. Regulations on energy management and material management and other rules and regulations to address climate change and other sustainability-related risks may increase the Company’s expenses and adversely affect its consolidated results of operations. Any future increased regulatory activity relating to these matters could expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. If environmental laws or sustainability regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, this could impact suppliers, customers, products, or consolidated results of operations. Further, any failure to comply with sustainability-related regulations with respect to environment, supply chain, or governance matters may adversely impact our reputation, business, consolidated results of operations, financial condition, and liquidity.

5.The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks or unauthorized access, or catastrophic losses affecting infrastructure.

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

The development and use of artificial technologies are still in their early stages, and we are in the initial phase of incorporating artificial intelligence into our business. Artificial intelligence presents risks and challenges that could adversely impact our business. The legal and regulatory landscape surrounding artificial intelligence technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, privacy, and data protection. Compliance with new or changing laws, regulations, or industry standards relating to artificial intelligence may impose significant costs and may limit our ability to develop, deploy, or use artificial intelligence technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

6.We have a significant amount of debt, which could adversely affect the Company and limit our ability to respond to changes in our business or make future desirable acquisitions.

As of September 30, 2024, our outstanding debt was $1,893.0, and this amount could increase if additional levels of liquidity are needed. This amount of debt (and additional debt we may incur) has important consequences to our businesses.  For example:

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
7.If we are unable to comply with the financial and other covenants in our debt agreements, our business, financial condition, and liquidity could be materially adversely affected.
Our credit arrangements, including the Amended Credit Agreement and the Amended L/G Facility Agreement (each as defined below) contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions, including as a result of global financial, socioeconomic, and political uncertainty and the effect on our business, and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow or draw additional amounts under the Amended Credit Agreement and Amended L/G Facility Agreement or otherwise obtain the cash necessary to repay that additional debt when due, which could materially adversely affect our business, financial condition, and liquidity. Furthermore, interest rates we pay on our borrowings and our ability to borrow or draw under the Amended Credit Agreement and Amended L/G Facility Agreement or any other credit facility in the future, or pursuant to other available sources, could be adversely affected by matters including market volatility, economic downturns, or other instability or uncertainty. In addition, in light of the impacts to our ability to generate cash from operations during periods of global financial, socioeconomic, and political uncertainty, our results may be further negatively impacted by our payment obligations (including interest) with respect to our outstanding borrowings under our credit arrangements.

8.A disease outbreak, a pandemic, or other health crisis, could have a material adverse effect on our business and consolidated results of operations, the nature and extent of which are highly uncertain and unpredictable.

We have global operations, and a widespread pandemic, disease outbreak, or other health crisis, and the various government, industry and consumer actions related thereto, including mandated or voluntary shutdowns, could have negative impacts on our business and have created or could create or intensify adverse conditions described in our other risk factors. These impacts and conditions include, but may not be limited to, potential significant volatility or decreases in demand for our products, changes in customer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential increased vulnerability to cybersecurity incidents, including breaches of information systems security that could be due to widespread remote working arrangements or other conditions, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, including rapidly changing government orders and regulations and our efforts to comply with them, and related financial and commodity volatility, including volatility in raw material and other input costs (including but not limited to oil prices), any of which could last for extended periods. Disruption caused by a pandemic and the Company’s response thereto could also increase the Company’s exposure to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, and to other workforce related risks, any of which could have a material adverse effect on the Company’s financial condition and consolidated results of operations.

Despite our efforts to manage through a widespread pandemic, disease outbreak, or other health crisis, the degree to which these events ultimately impact our business, financial position, consolidated results of operations, and cash flows may depend on certain factors beyond our control, including the duration, spread, and severity of the event, the actions taken to contain the event and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume or become impacted by long-lasting changes. The extent to which a disease outbreak, or any other health crisis, could impact our business cannot be predicted with certainty.

9.Increased prices for, poor quality of, or extended inability to source raw materials used in our products or associated services, or supply chain disruptions, could adversely affect profitability.
Our profitability is affected by the prices of the raw materials used in the manufacture of our products.  These prices fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel-related delivery costs, competition, import duties, tariffs, currency exchange rates, and, in some cases, government regulation.  Significant increases in the prices of raw materials, similar to the inflationary increases we have experienced in the past, that cannot be recovered through increases in the price of our products and services could adversely affect our consolidated results of operations and cash flows.

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

10.Uncertainty in United States global trade policy and risks with governmental instability in parts of the world such as Germany could negatively impact our business.

The U.S. government has at times indicated a willingness to significantly change, and has in some cases significantly changed, trade policies or agreements. Specific legislative and regulatory developments and proposals that could have a material impact on us involve matters including (but not limited to) changes to existing trade agreements or entry into new trade agreements, sanctions policies, import and export regulations, tariffs, taxes and customs duties, public company reporting requirements, environmental regulation, and antitrust enforcement. In addition, certain countries that are central to our businesses have imposed or been subject to imposition or have threatened imposition of retaliatory tariffs in response to tariffs imposed by the U.S. upon various raw materials and finished goods, including steel and others that are important to our businesses. This, along with recent governmental instability in parts of the world such as Germany, exposes us to risks of disruption and cost increases in our established patterns for sourcing our raw materials and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in U.S. tariffs, quotas, trade relationships or agreements, or tax law could reduce the supply of goods available to us or increase our cost of goods. Although such changes would in many cases have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could materially and adversely impact our business, consolidated results of operations, and financial condition in the periods to come.
11.International economic, political, legal, and business factors could negatively affect our consolidated results of operations, cash flows, financial condition, and growth.
We derived approximately 59%, 62%, and 67% of our net revenue from our operations outside the U.S. for the years ended September 30, 2024, 2023, and 2022, respectively.  This net revenue was primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our revenue and presence outside the U.S., including in emerging markets.

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

Many of the industries in which we operate are highly competitive. Our products may not compete successfully with those of our competitors. The markets for plastic processing equipment and related products, material handling equipment, complete equipment systems, and mold components are highly competitive and include a number of North American, European, and Asian competitors. Principal competitive factors in the plastic processing industry, material handling equipment, and complete equipment systems include price, lead time, product features, technology, total cost of ownership, performance, reliability, quality, delivery, and customer service. Principal competitive factors in the mold components industry include technology, price, quality, performance, and delivery.
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
Additionally, the Company’s competitors may adopt new technologies and technological advancements using artificial intelligence and machine learning to pursue new products and services more quickly, successfully and effectively than the Company.
Competition in any of these areas may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices, and increased costs of manufacturing, distributing, and selling our products.

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

All acquisitions, including the FPM and Linxis acquisitions, involve inherent uncertainties, which may include, among other things, our ability to:

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

We generally seek indemnification covering these matters from sellers or other sources including insurance policies; however, the liability of the sellers or other sources is often limited, and certain former owners may be unable to meet their indemnification responsibilities.  We cannot be assured that these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

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

A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, as well as our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction or experience unexpected costs or similar risks, our consolidated financial position, consolidated results of operations, and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the potential loss of or changes to customer, employee, or supplier relationships, potential adverse impacts to volume-based pricing under existing and future purchasing arrangements, and a decrease in net revenue and earnings associated with the divested business. Furthermore, any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the associated loss of revenue, and may also result in significant write-offs, including those related to goodwill and other intangible assets, any of which could have a material adverse effect on our consolidated results of operations and financial condition.

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

We maintain intangible assets related to a number of historical acquisitions, portions of which were identified as either goodwill or indefinite-lived assets.  We periodically assess these assets to determine if they are impaired.  Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair these assets, and any of these factors may be increasingly impactful during a period of ongoing global supply chain disruption or macroeconomic uncertainty.

As required by applicable accounting standards, we review goodwill and other identifiable intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill and other indefinite-lived intangible assets is generally higher during the early years following an acquisition, because the fair values of these assets align very closely with what we paid to acquire them. As a result, and especially if the acquired business is a separate reporting unit, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. If the acquired business is included in an existing reporting unit, this impact often can be less significant. In any case, until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a small decline in reporting unit fair value may trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Future acquisitions could present these same risks as with acquisitions we have made to date.
Any charges relating to such impairments, similar to those recorded for the year ended September 30, 2024, could adversely affect our consolidated results of operations in the periods recognized.
17.We derive significant net revenue from the plastics industry.  Decrease in demand for base resin or engineering plastics or equipment used in the production of these products, changes in technological advances, or changes in laws or regulations could have a material adverse effect on our business, financial condition, and consolidated results of operations.

The majority of net revenue from our Molding Technology Solutions reportable operating segment is realized from the manufacture, distribution, and service of highly engineered and customized systems within the plastic technology and processing market. Advanced Process Solutions also sells equipment, including highly engineered extruders, feeders, and conveying systems, to the plastics industry for the production of base resins, durable engineering grade plastics, and other compounded plastics (including bioplastics and recycled plastic product).  Sales volume is dependent upon the need for equipment used to produce these products, which may be significantly influenced by the demand for plastics, the capital investment needs of companies in the plastics industry, changes in technological advances, or changes in laws or regulations such as, but not limited to, those related to single-use plastics, expanded-polystyrene and polystyrene foams, extended producer responsibility, content requirements for products, recycled content requirements, and reduction mandates. Unfavorable developments in the plastics industry could impact our customers and, as a result, have a material adverse effect on our business, financial condition, and consolidated results of operations.

18.Changes in economic conditions, food consumption patterns due to dietary trends, or other reasons may adversely affect our business, financial condition, consolidated results of operations, and cash flows.

Rising food and other input costs, as well as recessionary fears, may negatively impact our customers’ ability to forecast consumer demand for various food products, including pet food, and as a result negatively impact demand for our goods and services. Dietary trends can positively or negatively impact demand for certain types of food, including, for example, proteins or carbohydrates, or for certain packaging or categories of food products, including, for example, easy to prepare, transportable meals, or traditional canned food products. Because demand for different food types, packagings, or categories can quickly fluctuate as a function of dietary, health, convenience, sustainability, or other trends, food processors can be challenged in accurately forecasting their needed manufacturing capacity and the related investment in equipment and services. A demand shift away from protein products or processed foods could have a material adverse effect on our business, financial condition, consolidated results of operations, and cash flows.

19.We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and consolidated results of operations may be impaired by improper conduct by these parties.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate U.S. or non-U.S. laws, including laws governing payments to government officials, bribery, fraud, anti-kickback, false claims, competition, export and import compliance, including the U.S. Commerce Department’s Export Administration Regulations, trade sanctions promulgated by the Office of Foreign Asset Control (“OFAC”), anti-money laundering, and data privacy.  In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries, including us, from making improper payments to government officials or other parties for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced corruption to some degree.  Consequently, we are subject to the jurisdiction of various governments and regulatory agencies outside of the U.S., which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our global operations expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions; could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits; could cause us to incur significant legal fees; and could damage our reputation.
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
We are subject to tax audits by governmental authorities in the U.S. and numerous non-U.S. jurisdictions, which are inherently uncertain. Negative or unexpected results from one or more such tax audits could adversely affect our consolidated results of operations. Tax controls and changes in tax laws or regulations or the interpretation given to them may expose us to negative tax consequences, including interest payments and potential penalties, which could have a material adverse effect on our consolidated results of operations.
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
We are subject to potential claims, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, employment-related, and other matters. While we maintain insurance for certain of these exposures, the policies in place are often high-deductible policies.  It is difficult to measure the actual loss that might be incurred related to litigation or other potential claims, and the ultimate outcome of claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, consolidated results of operations, and cash flows. For a more detailed discussion of claims, see Note 13 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

23.Uncertainty in the U.S. political and regulatory environment could negatively impact our business.

The political environment, especially in an election year in the U.S., may create uncertainty with respect to, and could result in additional changes in, or potential gridlock hindering legislation, regulation, international relations, and government policy, or could result in possible civil unrest or other disturbances in connection therewith. Additionally, the scope, clarity of guidance from regulators, and uncertain enforcement and implementation times allowed for new regulations in the U.S. and other jurisdictions may result in increased costs or temporarily impact business operations. While it is not possible to predict whether and when any such additional changes or disturbances could occur, any such events, whether at the local, state, or federal level, or outside the U.S., could significantly impact our business and the industries in which we compete. To the extent such disturbances or changes in the political or regulatory environment have a negative impact on the Company or the markets in which we operate, it may materially and adversely impact our business, consolidated results of operations, and financial condition in the periods to come.

24.We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our consolidated results of operations and financial condition.

We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue.  In addition, since our Consolidated Financial Statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our consolidated results of operations.  The Company’s predominant exposures are to the Euro, Canadian dollar, Swiss franc, Mexican peso, Chinese Renminbi, Japanese Yen, Indian Rupee, and British pound sterling. In preparing financial statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, as happens from time to time, the Company’s earnings could be negatively impacted. Although we address currency risk management through regular operating and financing activities and through the use of derivative financial instruments, those actions may not prove to be fully effective.

25.The Company could face labor disruptions that would interfere with operations.

As of September 30, 2024 and 2023, approximately 32% and 31%, respectively, of Hillenbrand’s employees work under collective bargaining agreements or works councils.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we will need to negotiate new labor agreements in coming years and cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our consolidated results of operations.

26.Business disruptions due to physical risks of climate change, such as catastrophic weather events and natural disasters, could adversely impact the Company’s consolidated results of operations, financial condition, and liquidity.

The physical risks of climate change are highly uncertain and may differ in the geographic regions in which the Company operates. These physical risks may impact the availability and cost of materials, sources and supply of energy, or product demand and manufacturing, and could increase insurance and other operating costs. There may be operational risk due to the significant impact climate change could pose to employees’ lives, the Company’s supply chain, or electrical power availability from climate-related weather events. Climate-related events have the potential to disrupt our business, including the business of our suppliers, and may cause us to experience higher attrition, losses, and additional costs to resume operations.

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

Item 1C.    CYBERSECURITY

Risk management and strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, which include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, and violation of data privacy or security laws.

We have developed and implemented a cybersecurity risk management program to protect critical assets, scale with business growth, identify and mitigate threats, and enable us to conduct our business securely. The program’s design utilizes the National Institute of Standards and Technology (NIST) Cybersecurity Framework, while adapting certain elements to align with our specific operational needs and objectives. The program and other cybersecurity processes have been integrated into our overall risk management framework.

Certain key components of our cybersecurity program include the following:

Protecting our technology and information systems: We use various tools to help manage our overall program including unauthorized access detection, 24x7 security monitoring, email protection, network intrusion prevention systems, security training, penetration testing, and other similar tools to protect the Company’s data. When adopting or changing technology, we conduct risk-based security and privacy impact assessments and deploy administrative, physical, and technical safeguards that are designed to reasonably protect us from cybersecurity threats. We actively monitor and proactively research potential cybersecurity threats to our technologies and information systems and use what we learn to evolve our security controls over time to mitigate risks posed by such threats.

Incident response and recovery planning: We maintain incident response and recovery plans that direct our response to cybersecurity incidents. These plans guide how we evaluate and assign incident severity levels and reporting thresholds, escalate and engage cross functional incident response teams, perform materiality assessments, and manage and mitigate the related risks. We also maintain a cybersecurity insurance program to reimburse covered costs, losses and claims relating to a data or security breach.

Third-party risk management: We maintain a risk-based approach to identifying and managing cybersecurity threats presented by third-party systems that support our operations, as well as third-party users of our data and systems, including vendors, service providers, and subcontractors. Further, we require third-party users with such access to our data and systems to adhere to industry policies and standards that are comparable to or exceed our policies and standards. For third-party users that do not have access to our data and systems, we require those users to maintain cybersecurity practices that align with industry standards and applicable laws.

Training and awareness: We have a cybersecurity training program designed to educate and train employees on how to identify and report cybersecurity threats, which includes regular phishing exercises and recurring cybersecurity awareness training to all our associates and third parties who have access to Company email and networks. Training programs are conducted on a periodic basis and are focused on giving employees awareness and tools to manage the most relevant and prevalent cybersecurity risks to us. Specialized training is also offered to employees in sensitive roles.

Assessments and testing: We use third party specialists to conduct periodic assessment and testing of our policies, standards, processes, and practices that are designed to address cybersecurity threats. These efforts include tabletop exercises, risk assessments, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. Where appropriate we adjust our cybersecurity policies, standards, processes, and practices accordingly based on internal and external assessment and testing results.

As of the date of this Form 10-K, we are not aware of any cybersecurity threats or incidents that have materially affected us or are reasonably likely to materially affect us, including our business strategy, consolidated results of operations, or financial condition. However, despite our security measures, we cannot assure that we or our third-party partners will not experience a future cybersecurity incident that could materially affect us.

Governance

Our Board of Directors oversees overall cybersecurity risk and strategy, and the Audit Committee of the Board of Directors oversees information security compliance as part of its broader compliance oversight mandate. Together, this ensures that the Board of Directors has a comprehensive view of the Company’s cybersecurity risk profile and framework. The Board of Directors and its Audit Committee include directors with knowledge, skills, and cybersecurity and information technology experience.

Our EMT receives periodic briefings, and the Board of Directors and its Audit Committee receives annual and quarterly briefings, respectively, on cybersecurity matters. These briefings may include updates on critical information security and cybersecurity risks and the threat landscape; cybersecurity improvement initiatives and the internal control environment; and, if relevant, the status of actions taken with respect to any cybersecurity incidents.

The Chief Information Security Officer (“CISO”) is responsible for assessing, identifying, and managing cybersecurity risks, including implementation of our cybersecurity risk management program. The CISO works in partnership with the information technology, legal, finance, and internal audit functions to review information technology-related policies and internal controls in managing the cyber risk.

The CISO has information technology and information security experience, including enterprise risk management leadership, and holds a Certified Information Security Manager certification from the Information Systems Audit and Control Association (ISACA). The CISO reports to the Chief Information Officer (“CIO”), who is a member of the Company’s Executive Management Team (“EMT”) and reports directly to the CEO. The CIO has extensive experience overseeing and executing technology strategies and implementations in complex, global organizations.

As a part of our incident response plan, the CISO also reports and escalates cybersecurity incidents to the EMT and the Audit Committee as appropriate.

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we lease. At September 30, 2024, Advanced Process Solutions operated 14 significant manufacturing facilities located in the U.S. (in Kansas, Missouri, Ohio, and Virginia), Germany, France, Switzerland, China, and the United Kingdom. Five of these facilities are owned and nine are leased.  Advanced Process Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Canada, Europe, Asia, and South America.

At September 30, 2024, Molding Technology Solutions operated nine significant manufacturing facilities located in the U.S. (in Ohio and Kansas), Germany, China, India, Canada, and the Czech Republic. Three of these facilities are owned and six are leased. Molding Technology Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Mexico, Canada, Europe, Asia, and South America.

Facilities often serve multiple purposes, such as administration, sales, manufacturing, testing, warehousing, and distribution.  We believe our current facilities will provide adequate capacity to meet expected demand for the next several years.

Item 3.        LEGAL PROCEEDINGS

From time to time, we are involved in claims, lawsuits, and government proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, employment-related, and other matters.  The ultimate outcome of any claims, lawsuits, and proceedings cannot be predicted with certainty.  We carry various forms of commercial, property and casualty, cybersecurity, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us, and in most instances have deductibles and self-funded retentions up to $0.5 per occurrence or per claim, depending upon the type of coverage and policy period.  It is difficult to measure the actual loss that might be incurred related to litigation, and the ultimate outcome of these claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, consolidated results of operations, and cash flows.

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

As of November 15, 2024, we had approximately 1,423 shareholders of record.

Comparison of Five-Year Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
10/01/19
09/30/20
09/30/21
09/30/22
09/29/23
09/30/24
Hillenbrand, Inc.
S&P 500 (Total Return)
S&P Midcap 400 Industrials (Total Return)

Share Repurchases

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program authorized on December 7, 2018. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  No purchases of our common stock were made during the year ended September 30, 2024.

Dividend Policy

We returned $62.5 to shareholders in fiscal 2024 in the form of quarterly dividends. We increased our quarterly dividend in fiscal 2024 to $0.2225 per common share from $0.2200 per common share paid in fiscal 2023. We currently expect to pay approximately $15.8 each quarter in fiscal 2025 based on our outstanding common stock at September 30, 2024, subject to the discretion of our Board of Directors.

Item 6.        Reserved

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations)

(unless otherwise stated, references to years relate to fiscal years)

The following discussion compares our results for the year ended September 30, 2024, to the year ended September 30, 2023. The discussion comparing our results for the year ended September 30, 2023, to the year ended September 30, 2022, is included within Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 15, 2023. We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions and Molding Technology Solutions reportable operating segments, as well as Corporate.  These financial results are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and primarily exclude the following items:

•business acquisitions, divestiture, and integration costs;
•restructuring and restructuring-related charges;
•impairment charges;
•gain on sale of property, plant, and equipment;
•pension settlement charges;
•inventory step-up costs related to acquisitions;
•other non-recurring costs related to a discrete commercial dispute;
•gains and losses on divestitures;
•other individually immaterial one-time costs;
•the related income tax impact for all of these items; and
•the revaluation of deferred tax balances resulting from fluctuations in currency exchange rates and non-routine changes in tax rates for certain foreign jurisdictions.

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

An important non-GAAP measure that we use is adjusted EBITDA. A part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the Hillenbrand Operating Model (“HOM”) to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance. Adjusted EBITDA is not a recognized term under GAAP and therefore does not purport to be an alternative to consolidated net (loss) income. Further, the Company’s measure of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

A performance obligation is deemed to be satisfied by the Company when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of the performance obligation, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as sales discounts, which may require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. The majority of sales discounts are included on the invoice to the customer and therefore, involved no estimation. If an estimate is required, these allowances are determined using the expected value method, which is typically based upon historical rates.

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

We use the input method of “cost-to-cost” to recognize net revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenue is largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options and change orders. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including the complexity and length of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, and anticipated labor agreements. Net revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term manufacturing contracts are recognized immediately when such losses become evident, which is rare. We maintain financial controls over the customer qualification, contract pricing, and estimation processes designed to reduce the risk of contract losses.

Standalone service net revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Standalone service net revenue is not material to the Company.

Asset Impairment Determinations

Impairment of goodwill and indefinite-lived intangible assets

Goodwill and other intangible assets with indefinite lives, primarily tradenames, are tested for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value may be below carrying value.

Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment if discrete financial information is prepared and regularly reviewed by operating segment management. The Company currently has six reporting units (five during the year ended September 30, 2023). For the purpose of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative test is elected, qualitative factors are assessed to determine whether it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. Such factors we consider in a qualitative analysis include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, Company-specific events, events affecting the reporting unit, and the overall financial performance of the reporting unit. If after performing the qualitative analysis, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company must perform the quantitative goodwill impairment test.

If we elect to perform or are required to perform a quantitative analysis, we compare the carrying amount of the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying value exceeds the fair value, an impairment charge is recognized for the difference between carrying amount and fair value, not to exceed the original amount of goodwill.

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

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment, achievement of synergy initiatives, market data and market multiples (6.0-11.0 times adjusted EBITDA), discount rates (12.0-15.5%), and terminal growth rates (2.0% - 3.0%), as well as future levels of net revenue growth, adjusted EBITDA, and working capital requirements, which are based upon the Company’s strategic plan. Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rates may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other factors. While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a further decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill, including discount rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and the limited cushion (or headroom, as commonly referred) due to a number of recent acquisitions and the impact of macroeconomic conditions, goodwill for certain of the reporting units within the Molding Technology Solutions and Advanced Process Solutions reportable operating segments may be more susceptible to impairment risk.

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

Similar to goodwill, the Company can elect to perform the annual impairment test for indefinite-lived intangible assets other than goodwill (primarily trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion in order to determine if it is more likely than not that the fair values of the trade names are less than the respective carrying values. If we elect to perform or are required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of indefinite-lived intangible assets using the relief-from-royalty method, which we believe is an appropriate and widely used valuation technique for such assets. The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use. The royalty rates utilized by the Company range from 0.5% to 2.5% and are consistent with industry standards.

Interim impairment assessments

In connection with the preparation of the Consolidated Financial Statements for the third quarter of 2024, an interim impairment assessment was performed for select indefinite-lived intangible assets, specifically trade names, and select reporting units within the Molding Technology Solutions reportable operating segment as a result of certain triggering events and changes in circumstances discussed in detail below.

Additionally, based on macroeconomic factors discussed below, and a decline in the Company’s common stock price during the third quarter of 2024, the Company performed a qualitative review for all of the Company’s other indefinite-lived intangible assets and reporting units and determined that those indefinite-lived intangible assets and reporting units did not require an interim impairment test, as it was more likely than not that the current fair value of those indefinite-lived intangible assets and reporting units exceeded their carrying values, based on their current and projected financial performance as well as the headroom from the previous annual goodwill and indefinite-lived intangible asset impairment assessment.

For the select indefinite-lived intangible assets and reporting units within the Molding Technology Solutions reportable operating segment, an interim impairment assessment was triggered by macroeconomic conditions including an elevated interest rate and inflationary cost environment, and changing market fundamentals, coupled with business performance and a decrease in the Company’s overall market capitalization. Hot runner equipment had experienced a prolonged decline in demand and the outlook for a recovery of that demand remained uncertain, which required us to revise our long-term outlook. Additionally, certain competitors had made advancements in supplying high quality hot runner equipment. As a result of these indicators, during the third quarter of 2024, management developed a new five-year strategic plan for the select reporting units within the Molding Technology Solutions reportable operating segment, which established a revised downward outlook for net revenue, EBITDA, and operating cash flows. As a result of the change to expected future cash flows and comparable market information used in the market approach for estimating the fair value of one of the reporting units, the Company concluded that the carrying value for that reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $238.0 during the third quarter of 2024. The pre-impairment goodwill balance for this reporting unit was $417.0. In the event of a 10% further reduction in the fair value of this reporting unit, a potential additional goodwill impairment of $63.0 could occur.

Additionally, under the relief-from-royalty fair value method, the Company concluded during the third quarter of 2024 that the carrying value of a trade name associated with that same reporting unit exceeded its fair value. As a result, an impairment charge of $27.0 was recorded for this trade name during the third quarter of 2024. The pre-impairment balance for this trade name was $88.6. In the event of a 10% further reduction in the fair value of this trade name, a potential additional trade name impairment of $6.2 could occur. The goodwill and indefinite-lived intangible asset impairment charges are nondeductible for tax purposes.

Annual impairment assessment

The Company performed its annual July 1 goodwill and indefinite-lived intangible assets impairment assessment during the fourth quarter of fiscal 2024 for all reporting units and indefinite-lived intangible assets. For all reporting units and indefinite-lived intangible assets, the fair values of the respective reporting unit and indefinite-lived intangible assets were determined to exceed the carrying value, resulting in no impairment to goodwill or indefinite-lived intangible assets as part of the annual impairment assessment.

As a result of a number of recent acquisitions and the impact of macroeconomic headwinds, there is less cushion or headroom for certain reporting units within the Molding Technology Solutions and Advanced Process Solutions reportable operating segments. The estimated fair value, as calculated on July 1, 2024, or as part of the interim impairment assessment discussed above, for the three reporting units within the Molding Technology Solutions reportable operating segment ranged from approximately 3% to 6% greater than their carrying value (10% to 28% at the previous annual goodwill impairment assessment date). The estimated fair value, as calculated on July 1, 2024, or as part of the interim impairment assessment, for the indefinite-lived intangible assets within the Molding Technology Solutions reportable operating segment were less than 5% greater than their carrying value (versus 11% at the previous annual indefinite-lived intangible asset assessment date). The estimated fair value, as calculated on July 1, 2024, for a reporting unit within the Advanced Process Solutions reportable operating segment was approximately 29% greater than its carrying value (this is a newly identified reporting unit as the result of the integration of certain recent acquisitions). Each of the other reporting units and indefinite-lived intangible assets within the Advanced Process Solutions reportable operating segment had significant cushion or headroom at the annual impairment assessment date. The Company compared the total fair values of its reporting units to the Company's market capitalization on July 1, 2024, to determine if the fair values are reasonable. The Company's aggregate fair value of all reporting units exceeded the market capitalization at the annual goodwill impairment assessment date by approximately 6% (representing an implied control premium). Recent comparable (industrial companies) market transactions over the past 5 years would imply control premiums in a median range of 22% - 32% (i.e., the premium of an offer price over the closing stock price immediately preceding an announced transaction), indicating a level of conservatism in the Company's annual goodwill impairment assessment.

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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets, including identifiable intangible assets, and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible asset appraisals, and learn more about the newly acquired business, we are able to refine the estimates of fair value and more accurately allocate the purchase price. The determination of identifiable intangible assets is subjective and generally requires complex valuation methodologies including the relief from royalty method and multi-period excess earnings method, for which we generally use a third-party valuation specialist. The identifiable intangible assets are impacted by a number of judgmental assumptions including future net revenue growth rates and EBITDA margins on such net revenue, customer attrition rates, and the discount rates.

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

Hillenbrand’s portfolio is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Key technologies within the Advanced Process Solutions portfolio include compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and MRO supplies. These reportable operating segments are characterized by well-known brands that are recognized for technological capabilities and process expertise that can be shared across the reportable operating segments to serve customers globally. These reportable operating segments address macro trends supported by a growing middle class driving demand for plastics in a variety of applications, such as construction, food safety, and recycling.

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

During the year ended September 30, 2024, the following operational decisions and economic developments had an impact on our current and may impact our future cash flows, consolidated results of operations, and financial position.

Impairment recorded during the year ended September 30, 2024

In connection with the preparation of the Consolidated Financial Statements for the three months ended June 30, 2024, an interim impairment assessment was performed for select indefinite-lived intangible assets, specifically trade names, and select reporting units within the Molding Technology Solutions reportable operating segment as a result of certain triggering events and changes in circumstances discussed in detail below. As a result of the interim impairment assessment, the Company concluded that the carrying value for that reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $238.0 during the third quarter of 2024. The pre-impairment goodwill balance for this reporting unit was $417.0. Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of a trade name associated with that same reporting unit exceeded its fair value. As a result, an impairment charge of $27.0 was recorded for this trade name during the third quarter of 2024.

Divestitures

Divestiture of Batesville

On February 1, 2023, the Company completed the divestiture of its historical Batesville reportable operating segment to BL Memorial Partners, LLC, a Delaware limited liability company owned by funds affiliated with LongRange Capital, L.P., for $761.5, including an $11.5 subordinated note.

This divestiture represented a strategic shift in Hillenbrand’s business and qualified as a discontinued operation. Unless otherwise noted, amounts presented in Management’s Discussion and Analysis are for continuing operations only and excludes the historical Batesville operating segment.

Acquisitions

Acquisition of Schenck Process Food and Performance Materials Business

On September 1, 2023, the Company completed the acquisition of FPM for total aggregate consideration of $763.3, net of certain customary post-closing adjustments, and including cash acquired. The Company used available borrowings under its multi-currency revolving credit facility (the “Facility”) to fund this acquisition. Headquartered in Kansas City, Missouri, FPM specializes in the design, manufacturing, and service of feeding, filtration, baking, and material handling technologies and systems that are highly complementary to the equipment and solutions offered in our Advanced Process Solutions reportable operating segment. The results of FPM since the date of acquisition are included in the Advanced Process Solutions reportable operating segment. As of August 1, 2024, the Schenck Process Food and Performance Materials business has been rebranded under Hillenbrand’s existing Coperion brand.

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

Linxis’ six market-leading brands – Bakon, Diosna, Shaffer, Shick Esteve, Unifiller, and VMI – serve customers in over 100 countries. With a global manufacturing, sales, and service footprint, Linxis specializes in design, manufacturing, and service of dosing, kneading, mixing, granulating, drying, and coating technologies. The results of Linxis since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

Restructuring

During the year ended September 30, 2024, the Company announced a program (the “Program”) to reduce costs and improve operational efficiency within the Molding Technology Solutions reportable operating segment for an estimated total cost of $26.2. The Company expects that substantially all of the initial costs to complete the Program, which are primarily severance costs, will result in future cash expenditures, and we anticipate the majority of these cash expenditures to be paid during fiscal 2025.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30,
	2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$3,182.8	100.0	$2,826.0	100.0
Gross profit	1,056.5	33.2	948.2	33.6
Operating expenses	707.8	22.2	574.0	20.3
Amortization expense	102.4		79.6
Impairment charges	265.0		—
Gain on sale of property, plant, and equipment	(36.0)		—
Pension settlement charges	35.2		—
Interest expense	121.5		77.7
Income tax expense	64.8		102.8
Net (loss) income attributable to Hillenbrand	(211.0)		569.7

Year Ended September 30, 2024 Compared to Year Ended September 30, 2023

Net revenue increased $356.8 (13%).

•Advanced Process Solutions’ net revenue increased $464.5 (25%) primarily driven by the impact of the FPM acquisition ($489.6), higher aftermarket parts and service net revenue, and favorable pricing, partially offset by a decrease in capital equipment sales volumes. Foreign currency impact increased net revenue by 1%.

•Molding Technology Solutions’ net revenue decreased $107.7 (11%), primarily driven by a decrease in injection molding and hot runner equipment sales volumes.

Gross profit increased $108.3 (11%). Gross profit margin decreased 40 basis points to 33.2%. On an adjusted basis, which excluded inventory step-up costs related to acquisitions ($0.6 in 2024 and $11.7 in 2023), restructuring and restructuring-related charges ($20.3 in 2024 and $2.3 in 2023), and business acquisition, divestiture, and integration costs ($1.2 in 2023), gross profit increased $114.2 (12%), and adjusted gross profit margin decreased 20 basis points to 33.9%.

•Advanced Process Solutions’ gross profit increased $160.4 (25%), primarily due to the impact of the FPM acquisition, favorable pricing, and a decrease in inventory step-up costs related to acquisitions, partially offset by a decrease in capital equipment sales volumes and cost inflation. Foreign currency impact increased gross profit by 1%. Gross profit margin decreased 20 basis points to 35.5% in 2024, primarily due to cost inflation, partially offset by favorable pricing and a decrease in inventory step-up costs.

Advanced Process Solutions’ gross profit included inventory step-up costs related to acquisitions ($0.6 in 2024 and $11.7 in 2023), business acquisition, divestiture, and integration costs ($0.5 in 2023), and restructuring and restructuring-related charges ($0.3 in 2024). Excluding these charges, adjusted gross profit increased $149.4 (23%) and adjusted gross profit margin decreased 90 basis points to 35.5%.

•Molding Technology Solutions’ gross profit decreased $52.1 (18%), primarily driven by a decrease in injection molding and hot runner equipment sales volumes, an increase in restructuring and restructuring-related charges, and cost inflation, partially offset by favorable product mix. Gross profit margin decreased 230 basis points to 27.3% in 2024, primarily driven by restructuring and restructuring-related charges and cost inflation, partially offset by favorable product mix.

Molding Technology Solutions’ gross profit included restructuring and restructuring-related charges ($20.0 in 2024 and $2.3 in 2023) and business acquisition, divestiture, and integration costs ($0.7 in 2023). Excluding these charges, adjusted gross profit decreased $35.2 (12%) and adjusted gross profit margin decreased 30 basis points to 29.6%.

Operating expenses increased $133.8 (23%), primarily driven by the impact of the FPM acquisition, an increase in business acquisition, divestiture, and integration costs, cost inflation, an increase in restructuring and restructuring-related charges, and other non-recurring costs in the current year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, partially offset by an increase in equity earnings from affiliates. Foreign currency impact increased operating expenses by 1%. Operating expenses as a percentage of net revenue increased 190 basis points to 22.2%. Operating expenses included the following items:

	Year Ended September 30,
	2024	2023
Business acquisition, divestiture, and integration costs	$72.0	$45.0
Restructuring and restructuring-related charges	8.4	2.8
Other non-recurring costs related to a discrete commercial dispute	6.1	—

On an adjusted basis, which excludes business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, and other non-recurring costs in the current year related to the discrete commercial dispute described above, operating expenses increased $95.1 (18%), which included unfavorable foreign currency impact (1%). Adjusted operating expenses as a percentage of net revenue increased 90 basis points to 19.5%.

Amortization expense increased $22.8 (29%), primarily due to the impact of recent acquisitions.

Impairment charges were $265.0 due to goodwill and indefinite-lived intangible asset impairments. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the impairment charges.

Gain on sale of property, plant, and equipment was $36.0 primarily due to the sale of property located in Ohio during the year ended September 30, 2024. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the gain on sale of property, plant, and equipment.

Pension settlement charges were $35.2 as a result of the termination and liquidation of the U.S. defined benefit pension plan (the “Plan”) during the year ended September 30, 2024. See Note 8 our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the pension settlement charges.

Interest expense increased $43.8 (56%), primarily due to increased borrowing for recent acquisitions. For further information, see Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The effective tax rate was (46.5)% in fiscal 2024 compared to 47.4% in fiscal 2023. The decrease in the effective tax rate was primarily driven by the negative effect of the loss from continuing operations before income taxes, primarily driven by the impairment charges in the current year, an increase in tax accrual for uncertain tax positions primarily related to corporate restructuring activities, and an increase in withholding tax expense for repatriation of foreign earnings, partially offset by non-recurring tax benefits related to the finalization of prior period tax returns.

OPERATIONS REVIEW — ADVANCED PROCESS SOLUTIONS

	Year Ended September 30,
	2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$2,288.0	100.0	$1,823.5	100.0
Gross profit	811.9	35.5	651.5	35.7
Operating expenses	451.1	19.7	337.6	18.5
Amortization expense	67.2		44.2

Year Ended September 30, 2024 Compared to Year Ended September 30, 2023

Net revenue increased $464.5 (25%) primarily driven by the impact of the FPM acquisition ($489.6), higher aftermarket parts and service net revenue, and favorable pricing, partially offset by a decrease in capital equipment sales volumes. Foreign currency impact increased net revenue by 1%.

We expect future net revenue for Advanced Process Solutions to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment and solutions for customers. Though backlog can be an indicator of future net revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars. Order backlog decreased $185.0 (10%) from $1,866.4 at September 30, 2023, to $1,681.4 at September 30, 2024. The decrease in order backlog was primarily driven by the execution of existing order backlog and a decrease in capital equipment orders, partially offset by a favorable foreign currency impact (4%). On a sequential basis, order backlog decreased $54.3 (3%) to $1,681.4 at September 30, 2024, down from $1,735.7 at June 30, 2024, primarily driven by a decrease in capital equipment orders, partially offset by favorable foreign currency impact (3%).

Gross profit increased $160.4 (25%), primarily due to the impact of the FPM acquisition, favorable pricing, and a decrease in inventory step-up costs related to acquisitions, partially offset by a decrease in capital equipment sales volumes and cost inflation. Foreign currency impact increased gross profit by 1%. Gross profit margin decreased 20 basis points to 35.5% in 2024, primarily due to cost inflation, partially offset by favorable pricing and a decrease in inventory step-up costs.

Advanced Process Solutions’ gross profit included inventory step-up costs related to acquisitions ($0.6 in 2024 and $11.7 in 2023), business acquisition, divestiture, and integration costs ($0.5 in 2023), and restructuring and restructuring-related charges ($0.3 in 2024). Excluding these charges, adjusted gross profit increased $149.4 (23%) and adjusted gross profit margin decreased 90 basis points to 35.5%.

Operating expenses increased $113.5 (34%), primarily driven by the impact of the FPM acquisition, an increase in business acquisition, divestiture, and integration costs, and cost inflation. Foreign currency impact decreased operating expenses by 1%. Operating expenses as a percentage of net revenue increased 120 basis points to 19.7%.

Operating expenses included business acquisition, divestiture, and integration costs ($30.3 in 2024 and $8.1 in 2023) and restructuring and restructuring-related charges ($1.6 in 2024 and $1.5 in 2023). Excluding these items, adjusted operating expenses increased $91.2 (28%). Adjusted operating expenses as a percentage of net revenue increased 30 basis points to 18.3%.

Amortization expense increased $23.0 (52%), primarily due to the impact of recent acquisitions.

OPERATIONS REVIEW — MOLDING TECHNOLOGY SOLUTIONS

	Year Ended September 30,
	2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$894.8	100.0	$1,002.5	100.0
Gross profit	244.6	27.3	296.7	29.6
Operating expenses	175.1	19.6	140.0	14.0
Amortization expense	35.2		35.4
Impairment charges	265.0		—
Gain on sale of property, plant, and equipment	(36.0)		—

Year Ended September 30, 2024 Compared to Year Ended September 30, 2023

Net revenue decreased $107.7 (11%), primarily driven by a decrease in injection molding and hot runner equipment sales volumes.

Order backlog decreased $2.1 (1%) from $233.2 at September 30, 2023, to $231.1 at September 30, 2024. Foreign currency impact increased order backlog by 1%. On a sequential basis, order backlog decreased $7.4 (3%) to $231.1 at September 30, 2024, down from $238.5 at June 30, 2024. The decrease in order backlog was primarily driven by the execution of existing backlog, partially offset by favorable foreign currency impact (1%).

Gross profit decreased $52.1 (18%) primarily driven by a decrease in injection molding and hot runner equipment sales volumes, an increase in restructuring and restructuring-related charges, and cost inflation, partially offset by favorable product mix. Gross profit margin decreased 230 basis points to 27.3% in 2024, primarily driven by restructuring and restructuring-related charges and cost inflation, partially offset by favorable product mix.

Molding Technology Solutions’ gross profit included restructuring and restructuring-related charges ($20.0 in 2024 and $2.3 in 2023) and business acquisition, divestiture, and integration costs ($0.7 in 2023). Excluding these charges, adjusted gross profit decreased $35.2 (12%) and adjusted gross profit margin decreased 30 basis points to 29.6%.

Operating expenses increased $35.1, primarily driven by an increase in business acquisition, divestiture, and integration costs, an increase in restructuring and restructuring-related charges, cost inflation, other non-recurring costs in the current year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, and an increase in trade show expenses in the current year, partially offset by savings from restructuring and cost containment actions. Operating expenses as a percentage of net revenue increased 560 basis points to 19.6%.

Operating expenses included business acquisition, divestiture, and integration costs ($16.0 in 2024 and $1.8 in 2023) and restructuring and restructuring-related charges ($6.7 in 2024 and $1.1 in 2023). Excluding these charges, adjusted operating expenses as a percentage of net revenue increased 260 basis points to 16.3%.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$55.9	1.8	$61.1	2.2
Business acquisition, divestiture, and integration costs	25.7	0.8	35.1	1.2
Restructuring and restructuring-related charges	—	—	0.2	—
Operating expenses	$81.6	2.6	$96.4	3.4

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

Business acquisition, divestiture, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisitions and divestitures) and integrating completed acquisitions, and accelerating synergies and cost saving initiatives across the Company. These expenses are incurred in the Advanced Process Solutions and Molding Technology Solutions reportable operating segments, and at Corporate.

Operating expenses decreased $14.8 (15%) in 2024, primarily due to a decrease in business acquisition, divestiture, and integration costs, and an increase in equity earnings from affiliates. Operating expenses as a percentage of net revenue were 2.6%, an improvement of 80 basis points from the prior year.

Core operating expenses decreased $5.2 (9%) in 2024, primarily due to an increase in equity earnings from affiliates. Core operating expenses as a percentage of net revenue were 1.8%, an improvement of 40 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net (loss) income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA.

	Year Ended September 30,
	2024	2023
Consolidated net (loss) income	$(202.0)	$576.7
Interest expense, net	121.5	77.7
Income tax expense	64.8	102.8
Depreciation and amortization	158.0	125.6
Consolidated EBITDA	142.3	882.8
Income from discontinued operations (net of income tax (benefit) expense)	(2.2)	(462.6)
Impairment charges (1)	265.0	—
Pension settlement charges (2)	35.2	—
Business acquisition, divestiture, and integration costs (3)	72.2	46.2
Inventory step-up costs	0.6	11.7
Restructuring and restructuring-related charges (4)	26.2	5.1
Gain on sale of property, plant, and equipment	(33.7)	—
Other non-recurring costs related to a discrete commercial dispute	6.1	—
Adjusted EBITDA from Continuing Operations	$511.7	$483.2

(1)Hillenbrand recorded impairment charges to goodwill and certain indefinite-lived intangible assets within the Molding Technology Solutions reportable operating segment during 2024.
(2)The pension settlement charges during 2024 were due to the termination and liquidation of the Plan during the year ended September 30, 2024.
(3)Business acquisition, divestiture, and integration costs during 2024 primarily included costs associated with the integration of recent acquisitions. Business acquisition, divestiture, and integration costs during 2023 primarily included professional fees related to the Linxis, Peerless, and FPM acquisitions and professional fees and employee-related costs attributable to the integration of recent acquisitions.
(4)Restructuring and restructuring-related charges primarily included severance costs during 2024 and 2023.

Consolidated net (loss) income for 2024 compared to 2023 decreased $778.7 (135%). The decrease was primarily driven by decrease in total income from discontinued operations, impairment charges, lower capital equipment sales volumes, cost inflation, an increase in interest expense, pension settlement charges, an increase in business acquisition, divestiture, and integration costs, an increase in restructuring and restructuring-related charges, an increase in depreciation and amortization, and other non-recurring costs related to the discrete commercial dispute described above, partially offset by the impact of the FPM acquisition, lower income taxes, favorable pricing, an increase in gain on sale of property, plant, and equipment, current year savings from restructuring actions, favorable product mix, a decrease in inventory step-up costs, and cost containment.

Consolidated adjusted EBITDA for 2024 compared to 2023 increased $28.5 (6%). The increase was primarily driven by the impact of the FPM acquisition, favorable pricing, current year savings from restructuring actions, favorable product mix, and cost containment, partially offset by lower capital equipment sales volumes and cost inflation.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months.  We describe actual results in generating and using cash by comparing 2024 to 2023.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

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

With respect to the Facility, as of September 30, 2024, the Company had an outstanding balance of $298.5. As of September 30, 2024, the Company had $20.3 in outstanding letters of credit issued and $681.2 of available borrowing capacity under the Facility, of which $599.4 was immediately available based on our most restrictive covenant. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Amended Credit Agreement, subject to approval of the lenders.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of September 30, 2024, we had guarantee arrangements totaling $594.3, under which $400.2 was utilized for this purpose. These arrangements include the Amended L/G Facility Agreement (defined below) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the Amended L/G Facility Agreement by an additional €100, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of September 30, 2024, we had a transition tax liability of $6.2 pursuant to the 2017 Tax Cuts and Jobs Act. The cash at our international subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $163.9 at September 30, 2024. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $6.2 recorded as of September 30, 2024. The transition tax liability is expected to be paid over the next year.

On December 2, 2021, the Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  As of September 30, 2024, we repurchased 4,143,000 shares under the December 2, 2021 share repurchase program for approximately $175.0 in the aggregate. At September 30, 2024, we had approximately $125.0 remaining for share repurchases under the existing authorization by the Board of Directors. No repurchases of our common stock were made during the year ended September 30, 2024.

Our anticipated contribution to our defined benefit pension plans in 2025 is $11.8. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay approximately $15.8 in cash dividends each quarter in fiscal 2025 based on our outstanding common stock at September 30, 2024. We increased our quarterly dividend in 2024 to $0.2225 per common share from $0.2200 per common share paid in 2023.

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

On September 23, 2024, the Company, certain subsidiaries of the Company, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent, entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). On September 24, 2024, the Company entered into an amendment to the Company’s syndicated L/G facility agreement, originally dated June 21, 2022, and amended and restated on June 22, 2023 (the “Amended L/G Facility Agreement”) between the Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Commerzbank Aktiengesellschaft, as mandated lead arranger and bookrunner, Commerzbank Aktiengesellschaft, as agent (in such capacity, the “Agent”), and the other financial institutions party thereto as mandated lead arrangers, lenders and issuing banks. The Amended Credit Agreement and the Amended L/G Facility Agreement include among other changes, increases of the maximum permitted leverage ratio to 4.50x for the quarters ending September 30, 2024 and December 31, 2024, stepping down to 4.25x for the quarter ending March 31, 2025, stepping down to 4.00x for the quarters ending June 30, 2025, September 30, 2025 and December 31, 2025, stepping down to 3.75x for the quarter ended March 31, 2026, and stepping down to 3.50x for the quarter ended June 30, 2026, and thereafter.

The Company entered into a sale-leaseback transaction during the year ended September 30, 2024 for two of its industrial properties. The Company received net proceeds of $53.7 and recognized a gain of $33.7, which is included in gain on sale of property, plant, and equipment in the Consolidated Statement of Operations for the year ended September 30, 2024.

Cash Flows

	Year Ended September 30,
(in millions)	2024	2023	2022
Cash flows provided by (used in):
Operating activities from continuing operations	$191.3	$207.0	$63.3
Investing activities from continuing operations	26.8	(722.3)	(131.7)
Financing activities from continuing operations	(227.1)	693.4	(244.2)
Net cash flows from discontinued operations	(23.3)	(144.4)	116.1
Effect of exchange rate changes on cash and cash equivalents	10.0	(21.1)	(16.8)
Net cash flows	$(22.3)	$12.6	$(213.3)

Operating Activities

Operating activities from continuing operations provided $191.3 of cash during 2024, and provided $207.0 of cash during 2023, a $15.7 (8%) decrease.  The decrease in operating cash flow provided by continuing operations was primarily due to unfavorable timing of working capital requirements related to capital equipment sales, partially offset by cash received as a result of the termination and liquidation of the Plan. We utilize a trade receivables financing agreement with a deferred purchase price feature. Under applicable accounting guidance, the proceeds received (collections) from the deferred purchase price component of our trade receivables financing agreement is required to be classified as a cash flow provided by investing activities from continuing operations. Had the proceeds received instead been classified as an operating cash flow with other trade receivables activity, cash flows provided by operating activities from continuing operations would have been $25.6 and $0 higher for the years ended September 30, 2024 and 2023, respectively.

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

Investing Activities

The $749.1 increase in net cash flows from investing activities from continuing operations during 2024 was primarily due to the acquisitions of FPM, Linxis and Peerless in the prior year, partially offset by the proceeds received on the divestiture of Batesville in the prior year, an increase in proceeds from sales of property, plant, and equipment, an increase in the collections of deferred purchase price receivables associated with our factoring arrangement, and a decrease in capital expenditures. See Notes 4 and 5 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information on these acquisitions and divestitures. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information on collections of deferred purchase price receivables associated with our factoring arrangement.

Financing Activities

Cash (used in) provided by financing activities from continuing operations was largely impacted by net borrowing activity. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Cash used in financing activities from continuing operations during 2024 was $227.1, primarily due to the repayment of the $400.0 of senior unsecured notes that were due June 2025, net repayments on the multi-currency revolving credit facility of $228.4, and payment of dividends on common stock, partially offset by the proceeds from the issuance of the $500.0 of senior unsecured notes due February 2029. Cash provided by financing activities from continuing operations during 2023 was $693.4, primarily due to net borrowings to fund acquisitions and payment of dividends on common stock.

We returned $62.5 to shareholders in 2024 in the form of quarterly dividends compared to $61.3 in 2023.  We increased our quarterly dividend in 2024 to $0.2225 per common share from $0.2200 paid during 2023.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees as of September 30, 2024 that we believe are reasonably likely to have a current or future effect on our financial condition, consolidated results of operations, or cash flows.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations not quantified and disclosed elsewhere in this Form 10-K as of September 30, 2024.  This will help give you an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable and other obligations we have already incurred, have recorded, and disclosed in the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on financing agreements (1)	$354.9	$100.5	$166.4	$69.4	$18.6
Purchase obligations (2)	326.5	307.8	18.6	0.1	—
Other obligations (3)	45.8	38.3	6.9	0.3	0.3
Total contractual obligations (4)(5)	$727.2	$446.6	$191.9	$69.8	$18.9

(1)Cash obligations for interest requirements relate to our fixed-rate debt obligations at the contractual rates as of September 30, 2024.
(2)Agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(3)Primarily includes estimated payments for the transition tax liability, the estimated liquidation of liabilities related to both our self-insurance reserves, and severance payments.
(4)We have excluded from the table our $77.9 liability related to uncertain tax positions as the current portion is not significant, and we are not able to reasonably estimate the timing of the long-term portion.
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

	September 30, 2024	September 30, 2023
Combined Balance Sheets Information:
Current assets (1)	$2,077.4	$2,710.8
Non-current assets	6,453.1	3,533.3
Current liabilities	753.3	985.1
Non-current liabilities	1,591.6	1,583.5

	Year Ended September 30, 2024	Year Ended September 30, 2023
Combined Statements of Operations Information:
Net revenue (2)	$784.3	$441.5
Gross profit	215.2	93.0
Net (loss) income attributable to Obligors	(84.2)	223.2

(1) Current assets include intercompany receivables from non-guarantors of $1,487.7 and $2,070.6 as of September 30, 2024 and September 30, 2023, respectively.
(2) Net revenue includes intercompany sales with non-guarantors of $11.3 and $5.0 for the years ended September 30, 2024 and September 30, 2023, respectively.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In this section, we tell you about market risks we think could have a significant impact on our bottom line or the financial strength of our Company.  The term “market risk” generally means how consolidated results of operations and the value of assets and liabilities could be affected by market factors such as interest rates, currency exchange rates, the value of commodities, and debt and equity price risks.  If those factors change significantly, it could help or hurt our bottom line, depending on how we react to them.

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

At September 30, 2024, our variable rate debt obligations were $677.5, which included borrowings on the Facility. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest that is based upon, at the Company’s option, (A) if denominated in U.S. dollars, at the Term SOFR Rate or the Alternate Base Rate (each as defined in the Amended Credit Agreement), (B) if denominated in Japanese Yen, Canadian dollars or Euros, at rates based on the rates offered for deposits in the applicable interbank markets for such currencies and (C) if denominated in Pounds Sterling or Swiss Francs, at SONIA and SARON, respectively (each as defined in the Credit Agreement), plus, in each case, a margin based on the Company’s leverage ratio. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed borrowings under our variable rate debt obligations remained unchanged for the next fiscal year, a one percentage point change in the related interest rates would decrease or increase our annual interest expense by approximately $6.8.

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  The aggregate notional amount of all derivative instruments was $172.5 and $164.6 at September 30, 2024 and 2023, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $19.0 and $1.5 (included in prepaid expenses and other current assets) and liabilities of $40.5 and $1.7 (included in other current liabilities and other long-term liabilities) at September 30, 2024 and 2023, respectively. The fair value of these financial instruments would hypothetically change by $4.1 and $1.2 as of September 30, 2024 and 2023, respectively, if there were a 10% movement in end-of-period market rates.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our Consolidated Balance Sheets.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation or depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of $125.3 and $122.0 as of September 30, 2024 and 2023, respectively.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2024.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hillenbrand, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hillenbrand, Inc.’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hillenbrand, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated November 19, 2024, expressed an unqualified opinion thereon.

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
November 19, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hillenbrand, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hillenbrand, Inc. (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2024, expressed an unqualified opinion thereon.

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

Revenue Recognition - Over Time Revenue Recognition for Large Long-Term Manufacturing Contracts
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, $1,220.1 million of the Company’s total net revenue for the year ended September 30, 2024, relates to net revenue recognized over time from manufacturing contracts and is based on the cost-to-cost input method. Under this method, the Company recognizes net revenue, cost of goods sold and gross margin over time based on costs incurred to date relative to total estimated cost at completion.

Auditing the Company’s measurement of net revenue recognized over time on large long-term manufacturing contracts is especially challenging because it involves subjective management assumptions regarding the estimated remaining costs of the large long-term manufacturing contract that could span from several months to several years. These assumptions could be impacted by the complexity and length of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors and may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s process to recognize net revenue over time on large long-term manufacturing contracts, including internal controls over management’s review of the significant underlying assumptions described above.

Our audit procedures also included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management's calculations. This included, for example, inspection of the executed contract and testing management's cost estimates by comparing the inputs to the Company’s historical data or experience for similar contracts, the performance of sensitivity analyses on gross margins and the performance of retrospective review analysis of prior management cost estimates to actual costs incurred for completed contracts. Additionally, procedures were performed to evaluate the timely identification of circumstances which may warrant a modification to a previous cost estimate, including changes in the Company’s internal and subcontractor performance trends.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets Impairment for Certain Reporting Units and Indefinite-Lived Intangible Assets within the Molding Technology Solutions and Advanced Process Solutions reportable operating segments

Description of the Matter
At September 30, 2024, the Company had $405.5 million and $85.1 million of goodwill and indefinite-lived intangible assets, respectively, within the Molding Technology Solutions reportable operating segment, and $1,430.2 million and $112.3 million of goodwill and indefinite-lived intangible assets, respectively, within the Advanced Process Solutions reportable operating segment. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment annually on July 1st, or more frequently upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the reporting unit or indefinite-lived intangible asset may have decreased below the carrying value. During the third quarter of fiscal 2024, as a result of certain triggering events and changes in circumstances, the Company determined an interim impairment assessment was required for certain reporting units and indefinite-lived intangible assets within the Molding Technology Solutions reportable operating segment. As a result of the interim impairment assessment, the Company recorded a $238.0 million goodwill impairment charge related to one of the reporting units within the Molding Technology Solutions reportable operating segment. Additionally, as a result of the interim impairment assessment, the Company recorded a $27.0 million impairment charge related to an indefinite-lived intangible asset within the Molding Technology Solutions reportable operating segment. The Company’s annual impairment assessment in the fourth quarter of fiscal 2024 did not result in an impairment of goodwill for any of the Company’s reporting units or impairment of any of the Company’s indefinite-lived intangible assets. There were no impairment indicators identified in the fourth quarter of fiscal 2024 which had not been considered as part of the July 1st annual impairment assessment.

Auditing management’s interim and annual goodwill and indefinite-lived intangible assets impairment assessments related to certain reporting units and indefinite-lived intangible assets within the Molding Technology Solutions and Advanced Process Solutions reportable operating segments was challenging due to the complexity of forecasting the long-term cash flows of these reporting units and indefinite-lived intangible assets and the significant estimation uncertainty of certain assumptions included within such forecasts. The significant estimation uncertainty was primarily due to the sensitivity of the reporting units’ and indefinite-lived intangibles assets’ fair value to changes in the significant assumptions used in the income and relief-from-royalty approaches, as applicable, such as forecasted net revenue, earnings before income taxes, depreciation and amortization (EBITDA) margins, discount rates, and royalty rates. These significant assumptions require a high degree of estimation and judgment based on an evaluation of historical performance, current and forecasted industry trends, and macroeconomic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s interim and annual goodwill and indefinite-lived intangible assets impairment process, including internal controls over management’s review of the significant assumptions described above as well as internal controls over management’s review of its financial forecasts and carrying values of its reporting units and indefinite-lived intangible assets.

To test the estimated fair value of certain reporting units and indefinite-lived intangible assets within the Molding Technology Solutions and Advanced Process Solutions reportable operating segments, we performed audit procedures that included, among others, using an internal valuation specialist to assist in our evaluation of the methodologies and certain significant assumptions used by the Company, specifically the discount rates. We assessed the reasonableness of the Company’s assumptions around forecasted net revenue, EBITDA margins, discount rates, and royalty rates by comparing those assumptions to recent historical performance, current and forecasted economic and industry trends, recent transactions and financial forecasts. We also assessed the reasonableness of estimates included in the Company’s financial forecasts by evaluating how such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy of forecasting net revenue and EBITDA margins by comparing past forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the reporting units and indefinite-lived intangible assets fair value calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Cincinnati, Ohio
November 19, 2024

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2024	2023	2022
Net revenue	$3,182.8	$2,826.0	$2,315.3
Cost of goods sold	2,126.3	1,877.8	1,551.5
Gross profit	1,056.5	948.2	763.8
Operating expenses	707.8	574.0	442.7
Amortization expense	102.4	79.6	54.0
Impairment charges	265.0	—	—
Gain on sale of property, plant, and equipment	(36.0)	—	—
Pension settlement charges	35.2	—	—
Loss on divestitures	—	—	3.1
Interest expense, net	121.5	77.7	64.3
(Loss) income from continuing operations before income taxes	(139.4)	216.9	199.7
Income tax expense	64.8	102.8	84.0
(Loss) income from continuing operations	(204.2)	114.1	115.7
Income from discontinued operations (net of income tax (benefit) expense)	2.2	19.5	99.5
Gain on divestiture of discontinued operations (net of income tax expense)	—	443.1	—
Total income from discontinued operations	2.2	462.6	99.5
Consolidated net (loss) income	(202.0)	576.7	215.2
Less: Net income attributable to noncontrolling interests	9.0	7.0	6.3
Net (loss) income attributable to Hillenbrand	$(211.0)	$569.7	$208.9

(Loss) earnings per share
Basic (loss) earnings per share
(Loss) income from continuing operations attributable to Hillenbrand	$(3.03)	$1.53	$1.52
Income from discontinued operations	0.03	6.63	1.39
Net (loss) income attributable to Hillenbrand	$(3.00)	$8.16	$2.91
Diluted (loss) earnings per share
(Loss) income from continuing operations attributable to Hillenbrand	$(3.03)	$1.53	$1.51
Income from discontinued operations	0.03	6.60	1.38
Net (loss) income attributable to Hillenbrand	$(3.00)	$8.13	$2.89
Weighted-average shares outstanding — basic	70.4	69.8	71.7
Weighted-average shares outstanding — diluted	70.4	70.1	72.2

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended September 30,
	2024	2023	2022
Consolidated net (loss) income	$(202.0)	$576.7	$215.2
Changes in other comprehensive income (loss), net of tax:
Currency translation adjustment (1)	51.6	6.5	(129.0)
Pension and postretirement	18.9	(1.7)	16.4
Change in net unrealized (loss) gain on derivative instruments	(20.1)	3.6	1.1
Total other comprehensive income (loss), net of tax	50.4	8.4	(111.5)
Consolidated comprehensive (loss) income	(151.6)	585.1	103.7
Less: Comprehensive income attributable to noncontrolling interests	8.9	6.9	4.1
Comprehensive (loss) income attributable to Hillenbrand	$(160.5)	$578.2	$99.6

 (1) Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$199.3	$242.9
Trade receivables, net	350.1	398.7
Receivables from long-term manufacturing contracts	302.7	260.2
Inventories, net	525.2	592.6
Prepaid expenses and other current assets	132.6	113.2
Total current assets	1,509.9	1,607.6
Property, plant, and equipment, net	316.6	320.7
Operating lease right-of-use assets, net	168.7	111.3
Intangible assets, net	1,285.9	1,377.1
Goodwill	1,835.7	2,028.1
Other long-term assets	121.9	102.9
Total Assets	$5,238.7	$5,547.7

LIABILITIES
Current Liabilities
Trade accounts payable	$444.8	$451.5
Liabilities from long-term manufacturing contracts and advances	315.2	388.5
Current portion of long-term debt	20.6	19.7
Accrued compensation	122.0	99.6
Other current liabilities	286.5	331.7
Total current liabilities	1,189.1	1,291.0
Long-term debt	1,872.4	1,990.4
Accrued pension and postretirement healthcare	109.3	101.4
Operating lease liabilities	141.1	88.1
Deferred income taxes	314.3	351.2
Other long-term liabilities	155.1	62.7
Total Liabilities	3,781.3	3,884.8

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 70.2 and 69.9 shares outstanding)	—	—
Additional paid-in capital	712.6	709.5
Retained earnings	1,045.2	1,319.6
Treasury stock (5.6 and 5.9 shares), at cost	(238.2)	(251.7)
Accumulated other comprehensive loss	(96.6)	(147.1)
Hillenbrand Shareholders’ Equity	1,423.0	1,630.3
Noncontrolling interests	34.4	32.6
Total Shareholders’ Equity	1,457.4	1,662.9

Total Liabilities and Equity	$5,238.7	$5,547.7
 See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2024	2023	2022
Operating activities from continuing operations
Consolidated net (loss) income	$(202.0)	$576.7	$215.2
Adjustments to reconcile (loss) income from continuing operations to cash provided by operating activities:
Total income from discontinued operations (net of income tax (benefit) expense)	(2.2)	(462.6)	(99.5)
Depreciation and amortization	158.0	125.6	98.6
Impairment charges	265.0	—	—
Gain on sale of property, plant, and equipment	(36.0)	—	—
Pension settlement charges	35.2	—	—
Deferred income taxes	(39.6)	(5.6)	12.5
Amortization of deferred financing costs	6.2	3.8	3.6
Share-based compensation	20.3	18.8	19.0
Loss on divestitures	—	—	3.1
Trade receivables and receivables from long-term manufacturing contracts	(5.9)	(30.8)	(124.2)
Inventories, net	83.1	57.2	(115.7)
Prepaid expenses and other current assets	(17.8)	19.5	(24.0)
Trade accounts payable	(17.8)	(14.7)	95.0
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(70.9)	(95.8)	(9.5)
Income taxes payable	(6.6)	29.4	6.7
Accrued pension and postretirement	20.3	(9.4)	(9.5)
Other, net	2.0	(5.1)	(8.0)
Net cash provided by operating activities from continuing operations	191.3	207.0	63.3
Investing activities from continuing operations
Capital expenditures	(54.2)	(69.3)	(38.3)
Proceeds from sales of property, plant, and equipment	56.3	0.8	1.7
Acquisitions of businesses, net of cash acquired	(0.9)	(1,350.9)	(90.6)
Proceeds from divestitures, net of cash divested	—	696.7	(4.5)
Collection of deferred purchase price receivables	25.6	—	—
Other, net	—	0.4	—
Net cash provided by (used in) investing activities from continuing operations	26.8	(722.3)	(131.7)
Financing activities from continuing operations
Proceeds from issuance of long-term debt	500.0	401.4	—
Repayments of long-term debt	(420.1)	(107.5)	—
Proceeds from revolving credit facilities	895.8	1,467.4	83.0
Repayments on revolving credit facilities	(1,124.2)	(1,009.4)	(74.3)
Payment of deferred financing costs	(7.4)	(3.3)	(3.7)
Payment of dividends on common stock	(62.5)	(61.3)	(62.0)
Repurchases of common stock	—	—	(203.9)
Proceeds from stock option exercises and other	2.4	21.0	25.3
Payments for employee taxes on net settlement equity awards	(7.0)	(12.7)	(7.0)
Other, net	(4.1)	(2.2)	(1.6)
Net cash (used in) provided by financing activities from continuing operations	(227.1)	693.4	(244.2)
Cash (used in) provided by continuing operations	(9.0)	178.1	(312.6)
Cash (used in) provided by discontinued operations:
Operating cash flows	(23.3)	(136.8)	127.8
Investing cash flows	—	(7.6)	(11.7)
Total cash (used in) provided by discontinued operations	(23.3)	(144.4)	116.1
Effect of exchange rates on cash and cash equivalents	10.0	(21.1)	(16.8)
Net cash flows	(22.3)	12.6	(213.3)
Cash, cash equivalents, and restricted cash:
At beginning of period	250.2	237.6	450.9
At end of period	$227.9	$250.2	$237.6

Cash paid for interest	$123.4	$80.6	$62.6
Cash paid for income taxes	$115.8	$238.6	$71.5
See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2021	75.8	$725.4	$666.2	3.1	$(135.7)	$(46.3)	$22.6	$1,232.2
Total other comprehensive loss, net of tax	—	—	—	—	—	(109.3)	(2.2)	(111.5)
Net income	—	—	208.9	—	—	—	6.3	215.2
Issuance/retirement of stock for stock awards/options	—	(24.0)	—	(1.0)	42.3	—	—	18.3
Share-based compensation	—	21.3	—	—	—	—	—	21.3
Purchases of common stock	—	—	—	4.8	(203.9)	—	—	(203.9)
Dividends ($0.8700 per share)	—	1.1	(63.1)	—	—	—	(1.6)	(63.6)
Balance at September 30, 2022	75.8	723.8	812.0	6.9	(297.3)	(155.6)	25.1	1,108.0
Total other comprehensive income (loss), net of tax	—	—	—	—	—	8.5	(0.1)	8.4
Net income	—	—	569.7	—	—	—	7.0	576.7
Issuance/retirement of stock for stock awards/options	—	(37.3)	—	(1.0)	45.6	—	—	8.3
Share-based compensation	—	22.2	—	—	—	—	—	22.2
Dividends ($0.8800 per share)	—	0.8	(62.1)	—	—	—	(1.6)	(62.9)
Acquisition of non-controlling interest	—	—	—	—	—	—	3.0	3.0
Purchase of non-controlling interest	—	—	—	—	—	—	(0.8)	(0.8)
Balance at September 30, 2023	75.8	709.5	1,319.6	5.9	(251.7)	(147.1)	32.6	1,662.9
Total other comprehensive income (loss), net of tax	—	—	—	—	—	50.5	(0.1)	50.4
Net (loss) income	—	—	(211.0)	—	—	—	9.0	(202.0)
Issuance/retirement of stock for stock awards/options	—	(18.1)	—	(0.3)	13.5	—	—	(4.6)
Share-based compensation	—	20.3	—	—	—	—	—	20.3
Dividends ($0.8900 per share)	—	0.9	(63.4)	—	—	—	(4.1)	(66.6)
Purchase of noncontrolling interest	—	—	—	—	—	—	(3.0)	(3.0)
Balance at September 30, 2024	75.8	$712.6	$1,045.2	5.6	$(238.2)	$(96.6)	$34.4	$1,457.4

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

2.             Summary of Significant Accounting Policies

Basis of presentation — The accompanying Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries, as well as three subsidiaries where the Company’s ownership percentage is less than 100%.  The portion of the businesses that are not owned by the Company is presented as noncontrolling interests within shareholders’ equity in the Consolidated Balance Sheets.  Income attributable to the noncontrolling interests is separately reported within the Consolidated Statements of Operations.  All significant intercompany accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to the current presentation.

Use of estimates — The Company prepared the Consolidated Financial Statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the reporting period.  The Company’s results are affected by economic, political, legislative, regulatory, and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events may cause actual results to differ from management’s estimates.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts show in the Consolidated Statements of Cash Flows:

	September 30,
	2024	2023
Cash and cash equivalents	$199.3	$242.9
Short-term restricted cash included in other current assets	7.0	7.3
Long-term restricted cash included in other long-term assets	21.6	—
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$227.9	$250.2

In connection with the termination and liquidation of the U.S. defined benefit pension plan (the “Plan”), as discussed in Note 8 – Retirement Benefits, certain surplus assets within the Plan were returned to the Company. Under Internal Revenue Code (“IRC”) Section 4980, employers that transfer surplus assets from a terminated defined benefit plan to a qualified replacement plan, such as a defined contribution plan, can avoid excise taxes provided that the entire surplus is transferred and that the excess assets are assigned to cover future non-matching contributions. The Company intends to use 100% of these surplus assets to offset non-elective contributions in our defined contribution plans, which represent qualified replacement plans in accordance with the IRC Section 4980, and therefore we consider these surplus assets restricted. Upon return to the Company, these surplus assets are invested in cash equivalents, and represent substantially all of our restricted cash at September 30, 2024. While the underlying cash equivalents have maturities of three months or less, the restricted cash is classified on the Consolidated Balance Sheets based on the intended timing of future contributions to our defined contribution plans.

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for credit losses is a best estimate of the amount of probable credit losses and collection risk in the existing trade receivables portfolio. Account balances are charged against the allowance when the Company believes it is probable the trade receivables will not be recovered. The Company generally holds trade receivables until they are collected. At September 30, 2024 and 2023, the Company had an allowance for credit losses against trade receivables of $13.6 and $10.1, respectively.

Inventories are generally valued at the lower of cost or net realizable value, unless the inventories are acquired in a business combination, at which time it is recorded at fair value. Costs of inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods. Inventories are comprised of the following amounts at:

	September 30,
	2024	2023
Raw materials and components	$247.0	$285.2
Work in process	127.6	135.0
Finished goods	150.6	172.4
Total inventories	$525.2	$592.6

Property, plant, and equipment are carried at cost less accumulated depreciation, unless the property, plant and equipment is acquired in a business combination, at which time is recorded at fair value. Depreciation is computed using principally the straight-line method based on estimated useful lives of three to 50 years for buildings and improvements and three to 25 years for machinery and equipment. Major improvements that extend the useful lives of such assets are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected within gain on sale of property, plant, and equipment on the Consolidated Statements of Operations. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset (i.e. fair value) are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. There was no impairment loss during the years ended September 30, 2024, 2023, or 2022. Total depreciation expense for the years ended September 30, 2024, 2023, and 2022 was $51.4, $42.1, and $41.7, respectively. Property, plant, and equipment are summarized as follows at:

	September 30, 2024		September 30, 2023
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$28.6	$(0.8)	$31.1	$(1.3)
Buildings and building equipment	143.0	(51.1)	144.5	(46.1)
Machinery and equipment	410.6	(213.7)	371.8	(179.3)
Total	$582.2	$(265.6)	$547.4	$(226.7)

Leases — The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of September 30, 2024 and 2023. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Company elected an accounting policy to combine lease and non-lease components for all leases.

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

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the years ended September 30, 2024 and 2023:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance September 30, 2022	$516.0	$635.1	$1,151.1
Acquisitions (1)	859.4	—	859.4
Acquisition measurement period adjustments	(38.9)	—	(38.9)
Foreign currency adjustments	58.4	(1.9)	56.5
Balance September 30, 2023	1,394.9	633.2	2,028.1
Impairment charges	—	(238.0)	(238.0)
Acquisition measurement period adjustments	(1.3)	—	(1.3)
Foreign currency adjustments	36.6	10.3	46.9
Balance September 30, 2024	$1,430.2	$405.5	$1,835.7

(1)Goodwill associated with the acquisitions of LINXIS Group SAS (“Linxis”), the Peerless Food Equipment business (“Peerless”), and the Schenck Process Food and Performance Materials (“FPM”) business

Testing for impairment of goodwill and indefinite-lived intangible assets must be performed annually, or on an interim basis upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the indefinite-lived intangible asset or reporting unit may have decreased below the carrying value. The Company’s annual goodwill and indefinite-lived intangible asset assessment is performed on July 1 at the indefinite-lived intangible asset and reporting unit level, which consists of determining each indefinite-lived intangible asset or reporting unit’s current fair value compared to its current carrying value.

Annual impairment assessment
The Company performed its annual July 1 goodwill and indefinite-lived intangible asset impairment assessments for all reporting units. For all reporting units, the fair value was determined to exceed the carrying value, resulting in no impairment to goodwill as part of this assessment for the years ended September 30, 2024, 2023, and 2022.

For purposes of the quantitative goodwill impairment assessment, weighting is equally attributed to both the market and income approaches in arriving at the fair value of the reporting units. The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment activities, achievement of synergy initiatives, market data and market multiples, discount rates, and terminal growth rates, as well as future levels of net revenue growth and EBITDA margins, which are based upon the Company’s strategic plan. The strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The most significant assumptions used in the determination of the estimated fair value of the indefinite-lived intangible assets and reporting units are the net revenue and EBITDA growth rates (including terminal growth rates) and the discount rate. The terminal growth rate represents the rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The terminal growth rate utilized in the Company’s fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted-average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rates may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets, or other factors.

Determining the fair value of a reporting unit requires the Company to make significant judgments, estimates, and assumptions. Although there are always changes in assumptions to reflect changing business and market conditions, our overall valuation methodology and the types of assumptions we use have remained consistent and reasonable. However, future changes in the judgments, assumptions, and estimates that are used in the impairment assessment for goodwill, including discount rates and future cash flow projections, could result in significantly different estimates of fair values, resulting in future impairment charges related to recorded goodwill balances.

Interim impairment assessment

In connection with the preparation of the Consolidated Financial Statements for the third quarter of 2024, an interim impairment assessment was performed for select indefinite-lived intangible assets, specifically trade names, and select reporting units within the Molding Technology Solutions reportable operating segment as a result of certain triggering events and changes in circumstances discussed in detail below.

Additionally, based on macroeconomic factors discussed below, and a decline in the Company’s common stock price during the third quarter of 2024, the Company performed a qualitative review for all of the Company’s other indefinite-lived intangible assets and reporting units and determined that those indefinite-lived intangible assets and reporting units did not require an interim impairment assessment, as it was more likely than not that the current fair value of those indefinite-lived intangible assets and reporting units exceeded their carrying values, based on their current and projected financial performance as well as the headroom from the previous annual goodwill and indefinite-lived intangible asset impairment assessment.

For the select indefinite-lived intangible assets and reporting units within the Molding Technology Solutions reportable operating segment, an interim impairment assessment was triggered by macroeconomic conditions including an elevated interest rate and inflationary cost environment, and changing market fundamentals, coupled with business performance and a decrease in the Company’s market capitalization. Hot runner equipment had experienced a prolonged decline in demand and the outlook for a recovery of that demand remained uncertain. Additionally, certain competitors had made advancements in supplying high quality hot runner equipment. As a result of these indicators, during the third quarter of 2024, management developed a new five-year strategic plan for the select reporting units within the Molding Technology Solutions reportable operating segment, which established a revised downward outlook for net revenue, EBITDA, and operating cash flows. As a result of the change to expected future cash flows and comparable market information used in the market approach for estimating the fair value of one of the reporting units, the Company concluded that the carrying value for that reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $238.0 during the third quarter of 2024. The pre-impairment goodwill balance for this reporting unit was $417.0.

Additionally, under the relief-from-royalty fair value method, the Company concluded during the third quarter of 2024 that the carrying value of a trade name exceeded its fair value associated with that same reporting unit. As a result, an impairment charge of $27.0 was recorded for this trade name during the third quarter of 2024. The pre-impairment balance for this trade name was $88.6. The goodwill and indefinite-lived intangible asset impairment charges are nondeductible for tax purposes.

Summary

As a result of these factors and other factors discussed above, and the limited cushion (or headroom as commonly referred) due to recent acquisitions, goodwill and indefinite-lived intangible assets for the reporting units within the Molding Technology Solutions reportable operating segment are more susceptible to impairment risk. The estimated fair value, as calculated during the interim and annual impairment assessments, for all the reporting units within the Molding Technology Solutions reportable operating segment ranged from approximately 3% to 6% greater than their carrying value (versus 10% to 28% at the previous annual goodwill impairment assessment date). The estimated fair value, as calculated on July 1, 2024, for a reporting unit within the Advanced Process Solutions reportable operating segment was approximately 29% greater than its carrying value (this is a newly identified reporting unit as the result of the integration of recent acquisitions). Each of the other reporting units within the Advanced Process Solutions reportable operating segment had significant cushion or headroom at the annual impairment assessment date.

The Company compared the total fair values of all reporting units to the Company's market capitalization on July 1, 2024, to determine if the fair values were reasonable. The Company's aggregate fair value of all reporting units exceeded the market capitalization at the annual goodwill impairment assessment date by approximately 6% (representing an implied control premium). Recent comparable (industrial companies) market transactions over the past 5 years would imply control premiums in a median range of 22% - 32% at the median (i.e., the premium of an offer price over the closing stock price immediately preceding an announced transaction), indicating a level of conservatism in in the Company’s annual goodwill impairment assessment.

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

Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which the Company expects to receive future economic benefits from these intangible assets.  The Company assesses the carrying value of indefinite-lived trade names annually, or more often if events or changes in circumstances indicate there may be impairment. Estimated amortization expense related to intangible assets for the next five years is: $102.3 in 2025, $101.7 in 2026, $101.7 in 2027, $101.6 in 2028, and $100.5 in 2029. Intangible assets are summarized as follows at:

	September 30, 2024		September 30, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,316.9	$(379.4)	$1,290.2	$(291.4)
Technology, including patents	192.3	(100.9)	192.3	(83.1)
Software	53.0	(35.3)	41.7	(31.7)
Trade names	52.5	(10.6)	41.9	(4.2)
	1,614.7	(526.2)	1,566.1	(410.4)
Indefinite-lived assets:
Trade names	197.4	—	221.4	—

Total	$1,812.1	$(526.2)	$1,787.5	$(410.4)

Finite-lived intangible assets, net of $693.0 and $740.0 are included in the Advanced Process Solutions reportable operating segment at September 30, 2024 and 2023, respectively. Indefinite-lived intangible assets of $112.3 and $109.3 are included in the Advanced Process Solutions reportable operating segment at September 30, 2024 and 2023, respectively. The net change in intangible assets in the Advanced Process Solutions reportable operating segment during the years ended September 30, 2024 and 2023, was driven primarily by acquisition measurement period adjustments, amortization, and foreign currency adjustments.

Finite-lived intangible assets, net of $388.3 and $412.9 are included in the Molding Technology Solutions reportable operating segment at September 30, 2024 and 2023, respectively. Indefinite-lived intangible assets of $85.1 and $112.1 are included in the Molding Technology Solutions reportable operating segment at September 30, 2024 and 2023. The net change in indefinite-lived intangible assets in the Molding Technology Solutions reportable operating segment during the years ended September 30, 2024 and 2023, was driven primarily by an impairment charge of $27.0 as discussed previously, and foreign currency adjustments. The net change in finite-lived intangible assets in the Molding Technology reportable operating segment during the years ended September 30, 2024 and 2023, was driven primarily by amortization and foreign currency adjustments.

Annual impairment assessment

As a result of the required annual indefinite-lived intangible asset impairment assessment performed in the fourth quarter of 2024 and 2023, as discussed in the goodwill section above, the fair value of indefinite-lived trade names were determined to exceed the carrying value for all indefinite-lived trade names, resulting in no impairment to indefinite-lived trade names at the annual indefinite-lived intangible asset impairment assessment date, during the years ended September 30, 2024, 2023, and 2022. The key assumptions used to determine the fair value of the Company’s indefinite-lived trade names are consistent with those described in the goodwill section above, with the exception of the royalty rate utilized in the relief-from-royalty method, which ranged from 0.5% to 2.5%.

Interim impairment assessment

An impairment charge of $27.0 was recorded to indefinite-lived intangible assets as a result of an interim impairment review triggered during the third quarter of 2024. See discussion of interim indefinite-lived intangible asset impairment assessment in the goodwill section above for further information on the impairment charge.

Summary

The estimated fair value, as calculated during the interim and annual impairment assessments, for the indefinite-lived intangible assets within the Molding Technology Solutions reportable operating segment were less than 5% greater than their carrying value (versus 11% at the previous annual indefinite-lived intangible asset assessment date). The indefinite-lived intangible assets within the Advanced Process Solutions reportable operating segment have significant cushion or headroom at the annual impairment assessment date.

Equity method investment — The Consolidated Financial Statements includes our 46% interest in TerraSource Holdings, LLC (“Holdings”), which is accounted for using the equity method of accounting as we have significant influence over the operating and financial policies of Holdings, however, do not control Holdings. When we record our proportionate share of net income, we record it as a reduction to Operating expenses in the Consolidated Statements of Operations and increase the carrying value of our equity method investment. Conversely, when we record our proportionate share of a net loss, if applicable we record it within Operating expenses in the Consolidated Statements of Operations and decrease the carrying value of our equity method investment. The value of our equity method investment in Holdings, which is recorded in Other long-term assets, was $9.2 and $5.1 at September 30, 2024 and 2023, respectively. We recorded our proportionate share of net income (loss) of Holdings of $5.8, $0.1, and $(2.1) for the years ended September 30, 2024, 2023, 2022, as a reduction decrease (increase) of Operating expenses.

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

Pension benefit plans — The Company sponsors retirement benefit plans covering a select number of our employees located outside the U.S. The funded status of the Company’s retirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date. For defined benefit retirement plans, the benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates. The Company recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of net pension costs (benefit) are recorded ratably on a quarterly basis.

Treasury stock consists of the Company’s common shares that have been issued but subsequently reacquired.  The Company accounts for treasury stock purchases under the cost method.  When these shares are reissued, the Company uses an average-cost method to determine cost.  Proceeds in excess of cost are credited to additional paid-in capital.

There were no shares repurchased during the years ended September 30, 2024 and 2023. During the year ended September 30, 2022, the Company repurchased 4,767,000 shares for $203.9 in the aggregate. Such shares were classified as treasury stock. During the years ended September 30, 2024, 2023, and 2022, there were shares of approximately 300,000, 1,000,000, and 1,000,000, respectively, issued from treasury stock under stock compensation programs.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued or outstanding at September 30, 2024 and 2023.

Accumulated other comprehensive loss — Includes all changes in Hillenbrand shareholders’ equity during the period except those that resulted from investments by or distributions to shareholders. Accumulated other comprehensive loss was comprised of the following amounts as of:

	September 30,
	2024	2023
Currency translation	$(55.4)	$(107.1)
Pension and postretirement (net of taxes of $4.9 and $11.5)	(15.6)	(34.5)
Unrealized loss on derivative instruments (net of taxes of $(0.4) and $0.7)	(25.6)	(5.5)
Accumulated other comprehensive loss	$(96.6)	$(147.1)

Revenue recognition — Net revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services and is recognized when performance obligations are satisfied under the terms of contracts with customers.

A performance obligation is deemed to be satisfied by the Company when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of the performance obligation, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as sales discounts, which may require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. The majority of sales discounts are included on the invoice to the customer and therefore, involved no estimation. If an estimate is required, these allowances are determined using the expected value method, which is typically based upon historical rates.

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

We use the input method of “cost-to-cost” to recognize net revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenue is largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options and change orders. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including the complexity and length of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, and anticipated labor agreements. Net revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term manufacturing contracts are recognized immediately when such losses become evident, which is rare. We maintain financial controls over the customer qualification, contract pricing, and estimation processes designed to reduce the risk of contract losses.

Standalone service net revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Standalone service net revenue is not material to the Company.

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

The balance in receivables from long-term manufacturing contracts at September 30, 2024 and 2023 was $302.7 and $260.2, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at September 30, 2024 and 2023 was $315.2 and $388.5, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. Substantially all of the liabilities from long-term manufacturing contracts and advances at September 30, 2023 and 2022, were recognized as net revenue during the years ended September 30, 2024 and 2023. During the years ended September 30, 2024, 2023, and 2022, the adjustments related to performance obligations satisfied in previous periods were immaterial.

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

Research and development costs are expensed as incurred as a component of operating expenses and were $36.7, $25.4, and $19.8 for the years ended September 30, 2024, 2023, and 2022, respectively.

Warranty costs — The Company records the estimated warranty cost of a product at the time net revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections. The Company’s warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold. The Company engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $47.9 and $35.8 as of September 30, 2024 and 2023, respectively. Warranty costs are recorded as a component of cost of goods sold and were $19.4, $15.2, and $10.6 during the years ended September 30, 2024, 2023, and 2022, respectively.

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

Contracts designated as cash flow hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive loss.  Foreign exchange contracts intended to manage foreign currency exposures within the Consolidated Balance Sheets have an offsetting amount recorded in operating expenses.  The cash flows from such hedges are presented in the same category in the Consolidated Statement of Cash Flows as the items being hedged.

Hillenbrand participates in cross-currency swap agreements aiming to hedge the variability in the movement of foreign currency exchange rates for its operations in Europe, while simultaneously lowering the Company’s overall borrowing costs. The maturity dates of these agreements range from 2027 to 2029. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivatives are recorded in other comprehensive (loss) income and remain in accumulated other comprehensive loss attributable to Hillenbrand in shareholders’ equity until the hedged item is recognized in earnings. We assess the effectiveness of cross-currency swap contracts using the spot method, and the difference between the interest rate received and paid under the cross-currency swap agreements is recorded in interest expense, net, in the Consolidated Statements of Operations. As a result of participating in these cross-currency swap agreements, Hillenbrand recorded a reduction in interest expense, net of $3.9 and $0 during the years ended September 30, 2024 and 2023, respectively. Hillenbrand presents the cross-currency swap agreements’ periodic settlements in operating activities in the Consolidated Statements of Cash Flows.
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
The aggregate notional value of the cross currency swap agreements was $727.8 and $0 at September 30, 2024 and 2023, respectively. The aggregate notional value of the foreign currency exchange forward contract derivatives was $172.5 and $164.6 at September 30, 2024 and 2023, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $19.0 and $1.5 (included in prepaid expenses and other current assets) and liabilities of $40.5 and $1.7 (included in other current liabilities and other long-term liabilities) at September 30, 2024 and 2023, respectively. See Note 14 for additional information on the fair value of the Company’s derivative instruments.

Other financial instruments —

Supply chain financing programs

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

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party financial institutions in trade accounts payable in the Consolidated Balance Sheets, and associated payments are included in cash used in operating activities in the Consolidated Statements of Cash Flows. The Company’s outstanding obligations included in trade accounts payable as of September 30, 2024 and 2023, were $16.0 and $29.1, respectively.

Trade receivables financing agreements

The Company sells a small percentage of our trade receivables to outside financial institutions in the normal course of business. These trade receivable financing agreements are accounted for as a sale of assets under the provisions of Accounting Standards Codification (“ASC”) 860, Transfers and Servicing ("ASC 860"). During the year ended September 30, 2024, the Company executed an amendment of its trade receivables financing agreement (as amended, the “Amended Agreement”) with a financial institution. In accordance with ASC 860 this Amended Agreement is deemed a true sale, as the Company retains no rights or interest and has no obligations with respect to the trade receivables, and has no continuing involvement with the trade receivables once transferred to the financial institution. As part of the Amended Agreement, we receive the majority of the proceeds of the trade receivables sold to the financial institution upon sale in cash (level 1 fair value measurement) with the remaining portion of the proceeds held by the financial institution as a deferred purchase price (“DPP”) (level 2 fair value measurement) until the collection of the trade receivables sold. The DPP receivables are ultimately realized by the Company following the collection of the underlying trade receivables sold to the financial institution (typically within 90 - 120 days). As defined in the Amended Agreement, the financial institution is responsible for any credit risk associated with the sold trade receivables. There is no limit on the amount of trade receivables that can be sold under the Amended Agreement; however, all trade receivables must be accepted by the financial institution prior to sale.

Sales of trade receivables under the Amended Agreement and other trade receivable factoring arrangements were $250.0, $25.4, and $28.2, and cash collections from customers on trade receivables sold were $243.4, $25.4 and $28.2 during the fiscal years ended September 30, 2024, 2023 and 2022, respectively. The Company acts as a servicer (collects customer cash on behalf of the financial institution) for one of its trade receivables factoring arrangements. The servicing fee associated with this trade receivables factoring arrangement was not material to the Company for the years ended September 30, 2024, 2023, and 2022. Amounts collected on behalf of the financial institution under this trade receivables factoring arrangement and owed to the financial institution were $3.1 and $0.2 at September 30, 2024 and 2023, respectively. The loss on the sale of trade receivables under the Amended Agreement and other trade receivables factoring arrangements was not material to the Company for the years ended September 30, 2024, 2023, and 2022.

The following roll forward summarizes the activity related to the DPP receivables:

Year Ended September 30, 2024
Beginning DPP receivables balance	$—
Non-cash additions to DPP receivables	32.3
Cash collections on DPP receivables	(25.6)
Ending DPP receivables balance	$6.7

As of September 30, 2023, the Company’s secured borrowing (liability) under the original arrangement was not deemed a true sale, as the Company retained effective control over the transferred trade receivables. As such, the Company reported the transferred financial assets as trade receivables on the Consolidated Balance sheet with no change in the assets’ measurement, and recorded the amounts payable to the outside financial institution as secured borrowings. As of September 2023, the Company’s secured borrowing (liability) under the original arrangement was $20.9, which was included in other current liabilities in the 2023 Consolidated Balance Sheet.

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

Recently adopted accounting standards — In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50); Disclosure of Supplier Finance Program Obligations. ASU 2022-04 requires entities that use supplier finance programs to disclose information about the nature and potential magnitude of the programs, activity during the period, and changes from period to period. ASU 2022-04 does not affect the recognition, measurement, or consolidated financial statement presentation of obligations covered by supplier finance programs. The Company adopted ASU 2022-04 effective October 1, 2023. The adoption of ASU 2022-04 did not have a material effect on our Consolidated Financial Statements and related disclosures. See the other financial instruments section above for further details.

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

In March 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules will be effective for annual periods beginning in calendar 2025 (fiscal 2026). In April 2024, the SEC voluntarily stayed implementation of the final rules pending certain legal challenges. The Company is assessing the effect of the new rules on our Consolidated Financial Statements and related disclosures.

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

Transaction price allocated to the remaining performance obligations

As of September 30, 2024, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog, as defined in Part II, Item 7 of this Form 10-K, for the Company was $1,912.5. Approximately 79% of these remaining performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of net revenue

The following tables present net revenue by end market:

	Year Ended September 30, 2024			Year Ended September 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
End Market
Plastics and recycling	$1,059.3	$—	$1,059.3	$1,033.3	$—	$1,033.3
Automotive	—	181.7	181.7	—	208.4	208.4
Chemicals	173.1	—	173.1	126.3	—	126.3
Consumer goods	—	107.7	107.7	—	134.4	134.4
Food and pharmaceuticals	746.9	—	746.9	470.5	—	470.5
Custom molders	—	96.5	96.5	—	110.1	110.1
Packaging	—	135.7	135.7	—	135.0	135.0
Construction	56.5	125.4	181.9	—	131.8	131.8
Minerals	75.1	—	75.1	62.6	—	62.6
Electronics	—	59.5	59.5	—	75.4	75.4
Medical	—	64.6	64.6	—	67.0	67.0
Other industrial	177.1	123.7	300.8	130.8	140.4	271.2
Total	$2,288.0	$894.8	$3,182.8	$1,823.5	$1,002.5	$2,826.0

The following tables present net revenue by geographical market:

	Year Ended September 30, 2024			Year Ended September 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geographical Markets
Americas	$1,062.2	$485.1	$1,547.3	$670.1	$579.3	$1,249.4
Asia	565.1	262.3	827.4	586.2	270.9	857.1
Europe, the Middle East, and Africa	660.7	147.4	808.1	567.2	152.3	719.5
Total	$2,288.0	$894.8	$3,182.8	$1,823.5	$1,002.5	$2,826.0

The following tables present net revenue by products and services:

	Year Ended September 30, 2024			Year Ended September 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Products and Services
Equipment	$1,531.8	$550.4	$2,082.2	$1,319.5	$658.1	$1,977.6
Parts and services	756.2	344.4	1,100.6	504.0	344.4	848.4
Total	$2,288.0	$894.8	$3,182.8	$1,823.5	$1,002.5	$2,826.0

The following tables present net revenue by timing of transfer:

	Year Ended September 30, 2024			Year Ended September 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of Transfer
Point in time	$1,137.1	$825.6	$1,962.7	$972.1	$914.1	$1,886.2
Over time	1,150.9	69.2	1,220.1	851.4	88.4	939.8
Total	$2,288.0	$894.8	$3,182.8	$1,823.5	$1,002.5	$2,826.0

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

Certain indirect corporate costs included within operating expenses in the Consolidated Statements of Operations that were previously allocated to Batesville do not qualify for classification within discontinued operations and are now reported as operating expenses in continuing operations within corporate expenses. In addition, costs directly attributable to Batesville have been reflected in discontinued operations. As a result, income before income taxes of Batesville decreased $16.0 and $3.1 for the years ended September 30, 2023 and 2022, respectively.

Discontinued operations

Components of amounts reflected in the Consolidated Statements of Operations related to discontinued operations are presented in the table, as follows:

	Year Ended September 30,
	2024	2023	2022
Net revenue	$—	$213.7	$625.6
Cost of goods sold	—	142.2	434.8
Gross profit	—	71.5	190.8
Operating expense	1.1	42.3	76.4
Income from discontinued operations before income taxes	(1.1)	29.2	114.4
Income tax (benefit) expense	(3.3)	9.7	14.9
Income from discontinued operations (net of income tax (benefit) expense)	2.2	19.5	99.5
Gain on divestiture of discontinued operations (1)	—	443.1	—
Total income from discontinued operations	$2.2	$462.6	$99.5

(1)Net of income tax expense of $142.9 during the twelve months ended September 30, 2023

5.              Acquisitions

Acquisition of Schenck Process Food and Performance Materials Business

On September 1, 2023, the Company completed its acquisition of Schenck Process Food and Performance Materials (“FPM”) for $763.3, including cash acquired, which consisted of $748.7 in consideration paid at the acquisition date, plus contingent consideration of $14.6. The contingent consideration of $14.6 reflects the estimated fair value, as of the date of acquisition, of contingent future cash payments based on the value of certain research and development tax credits that were generated by FPM prior to the acquisition date, which is included in other long-term liabilities on the Consolidated Balance Sheets. The value of these credits, and therefore the payment of the contingent consideration, is subject to audit by the tax authorities and to the closing of the statute of limitations for the year in which the tax credits are fully utilized, the timing of which is not able to be determined at this time, but we expect to extend several years. There have been no changes in the estimated fair value of the initial calculation of the contingent consideration during the year ended September 30, 2024. The Company used available borrowings under its multi-currency revolving credit facility (the “Facility”) to fund the cash consideration portion of this acquisition.

Headquartered in Kansas City, Missouri, FPM specializes in the design, manufacturing, and service of feeding, filtration, baking, and material handling technologies and systems that are highly complementary to the equipment and solutions offered in our Advanced Process Solutions reportable operating segment. The results of FPM since the date of the acquisition are included in the Advanced Process Solutions reportable operating segment. As of August 1, 2024, the FPM business has been rebranded under Hillenbrand's existing Coperion brand.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date:

	September 1, 2023 (as initially reported)	Measurement Period Adjustments	September 1, 2023 (as adjusted)
Assets acquired:
Cash and cash equivalents	$17.3	$—	$17.3
Trade receivables	65.2	(8.7)	56.5
Receivables from long-term manufacturing contracts	22.4	—	22.4
Inventories	64.8	1.8	66.6
Prepaid expenses and other current assets	10.3	(0.3)	10.0
Property, plant, and equipment	27.3	14.6	41.9
Operating lease right-of-use assets	11.0	3.1	14.1
Intangible assets	338.0	2.0	340.0
Goodwill	476.5	(1.6)	474.9
Other non-current assets	2.7	3.2	5.9
Total assets acquired	1,035.5	14.1	1,049.6

Liabilities assumed:
Trade accounts payable	59.4	(2.3)	57.1
Liabilities from long-term manufacturing contracts	86.6	11.0	97.6
Accrued compensation	13.5	—	13.5
Other current liabilities	45.7	(1.0)	44.7
Accrued pension and postretirement healthcare	—	2.2	2.2
Operating lease liabilities	9.5	—	9.5
Deferred income taxes	69.0	(19.4)	49.6
Other non-current liabilities	3.1	9.0	12.1
Total liabilities assumed	286.8	(0.5)	286.3
Net assets acquired	$748.7	$14.6	$763.3

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions were subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to property, plant, and equipment, deferred income taxes, liabilities from long-term manufacturing contracts, other non-current liabilities, trade receivables, goodwill, and other non-current assets. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. During the year ended September 30, 2024, the purchase price allocation for the acquisition was finalized.

Intangible assets identified

The purchase price allocation included $340.0 of acquired identifiable intangible assets. Intangible assets primarily consist of FPM’s technology and customer relationships and are being amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Company. The determination of the useful lives was based upon various industry studies, historical acquisition experience, degree of stability in the current FPM customer base, economic factors, and expected future cash flows of the Company following the acquisition of FPM. The technology was valued using the relief-from-royalty method of the income approach. Customer relationships were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations included FPM’s future cash flow projections, which were based on estimates used to price the FPM acquisition, discount rates that were benchmarked with reference to the implied rate of return to the Company’s pricing model, and the applicable weighted-average cost of capital (12%).

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

Impact on consolidated results of operations

The results of FPM’s operations have been included in Hillenbrand’s Consolidated Financial Statements since the September 1, 2023, acquisition date. The following table provides the results of operations for FPM included in Hillenbrand’s Consolidated Statement of Operations:

	Year Ended September 30,
	2024	2023
Net revenue	$535.7	$43.3
Income from continuing operations before income taxes	58.7	3.4

During the years ended September 30, 2024 and 2023, the Company incurred $0.4 and $16.2, respectively, in acquisition expenses related to the FPM acquisition, which are included in operating expenses in the Consolidated Statement of Operations.

Acquisition of Peerless Food Equipment
On December 1, 2022, the Company completed the acquisition of Peerless for a purchase price of $59.2, net of certain customary post-closing adjustments and including cash acquired, using available borrowings under the Facility. Headquartered in Sidney, Ohio, Peerless is a premier supplier of industrial food processing equipment.

The acquisition of Peerless increased the Company’s scale in the food end market, and combining Peerless’ highly complementary equipment and solutions with other Advanced Process Solutions reportable operating segment technologies now allows the Company to deliver more comprehensive solutions to its customers. The purchase price allocation was finalized during the year ended September 30, 2024 with no material purchase price adjustments recognized. The results of Peerless since the date of acquisition are included in the Advanced Process Solutions reportable operating segment.

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

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the FPM, Peerless, Linxis, and other individually immaterial acquisitions had been completed on the date indicated, do not reflect synergies that might have been achieved, and are not indicative of future results of operations or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that Hillenbrand believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisitions of FPM, Peerless, Linxis, and other individually immaterial acquisitions had occurred on October 1, 2021, to give effect to certain events that Hillenbrand believes to be directly attributable to the acquisitions. These pro forma adjustments primarily include:

•an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets;
•an adjustment to interest expense to reflect the additional borrowings of Hillenbrand and the repayment of Linxis’s historical debt in conjunction with the acquisition;
•an adjustment to remove business acquisition and integration costs and inventory step-up costs during the years ended September 30, 2023 and 2022, as these costs are non-recurring in nature and would not have a continuing effect on Hillenbrand’s consolidated results of operations; and
•the related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Year Ended September 30,
	2023	2022
Net revenue	$3,331.3	$3,241.4
Income from continuing operations attributable to Hillenbrand	137.7	111.3

Income from continuing operations attributable to Hillenbrand — per share of common stock:
Basic earnings per share from continuing operations	$1.97	$1.55
Diluted earnings per share from continuing operations	$1.96	$1.54

6.              Leases

For the years ended September 30, 2024 and 2023, the Company recognized $33.5 and $28.9 of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial, in both periods.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases as of:

	September 30,
	2024	2023
Operating lease right-of-use assets, net	$168.7	$111.3

Other current liabilities	22.0	18.6
Operating lease liabilities	141.1	88.1
Total operating lease liabilities	$163.1	$106.7

Weighted-average remaining lease term (in years)	10.3	7.1

Weighted-average discount rate	6.3%	3.8%

As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2025	$30.2
2026	26.6
2027	23.4
2028	21.1
2029	19.5
Thereafter	117.4
Total lease payments	238.2
Less: imputed interest	(75.1)
Total present value of lease payments	$163.1

Supplemental Consolidated Statement of Cash Flow information is as follows:

	Year Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$26.9	$24.3
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	66.5	12.2
Operating leases acquired in business combinations	3.1	31.4
The Company entered into a sale-leaseback transaction during the year ended September 30, 2024 for two of its industrial properties. The lease has an initial term of 20 years with four additional renewal terms of five years each at the option of the Company. In the Company’s lease classification assessment, only the initial term was used as it was not determined to be reasonably probable that the Company would exercise the extensions as of September 30, 2024. The Company received net proceeds of $53.7 and recognized a gain of $33.7, which is included in gain on sale of property, plant, and equipment in the Consolidated Statement of Operations for the year ended September 30, 2024.

7.              Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of:

	September 30,
	2024	2023
$1,000 revolving credit facility (excluding outstanding letters of credit)	$298.5	$505.1
$200 term loan	182.5	192.5
€185 term loan	196.5	195.0
$500 senior unsecured notes (1)	494.6	—
$400 senior unsecured notes (2)	—	398.0
$375 senior unsecured notes (3)	373.6	372.9
$350 senior unsecured notes (4)	347.1	346.6
Other	0.2	—
Total debt	1,893.0	2,010.1
Less: current portion	20.6	19.7
Total long-term debt	$1,872.4	$1,990.4

(1) Includes unamortized debt issuance costs of $5.4 at September 30, 2024.
(2) Includes unamortized debt issuance costs of $2.0 at September 30, 2023.
(3) Includes unamortized debt issuance costs of $1.2 and $1.8 at September 30, 2024 and 2023, respectively.
(4) Includes unamortized debt issuance costs of $2.9 and $3.4 at September 30, 2024 and 2023, respectively.

The following table summarizes the scheduled maturities of long-term debt for 2025 through 2029:

Amount
2025	$20.6
2026	404.3
2027	627.8
2028	—
2029	500.0

Primary Financing Facilities

$1,000 Revolving Credit Facility, $200 Term Loan, and €185 Term Loan

On June 8, 2022, the Company entered into a Fourth Amended and Restated Credit Agreement (such agreement, as amended from time to time as detailed below, the “Prior Credit Agreement”), which governs the multi-currency revolving credit facility (the “Facility”), by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Prior Credit Agreement increased the maximum principal amount available for borrowing under the Facility to $1,000. The aggregate principal amount available for borrowing under the Prior Credit Agreement may be expanded, subject to the approval of the lenders, by an additional $600. The Prior Credit Agreement extended the maturity date of the Facility to June 8, 2027. The Prior Credit Agreement further provided for a delayed-draw term loan facility in an aggregate principal amount of up to $200. The term loan commitment was subject to ticking fees if not drawn within 60 days of closing.

The Prior Credit Agreement fully transitioned interest rate benchmarks from LIBOR-based interest rates to SOFR-based interest rates for U.S. dollar borrowings. Borrowings under the Prior Credit Agreement may bear interest (A) if denominated in US dollars, at the Term SOFR Rate or the Alternate Base Rate (each as defined in the Prior Credit Agreement) at the Company’s option, (B) if denominated in Japanese Yen, Canadian dollars or Euros, at rates based on the rates offered for deposits in the applicable interbank markets for such currencies and (C) if denominated in Pounds Sterling or Swiss Francs, at SONIA and SARON, respectively (each as defined in the Prior Credit Agreement), plus, in each case, margin based on the Company’s leverage ratio, ranging from 0% to 0.525% for borrowings bearing interest at the Alternate Base Rate and from 0.90% to 1.525% for all other borrowings. The $200 Term Loan accrues interest, at the Company’s option, at the Term SOFR Rate or the Alternate Base Rate plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 1.75% for term loans bearing interest at the Term SOFR Rate and 0% to 0.75% for term loans bearing interest at the Alternate Base Rate.

In November 2022, the Company drew $200 on the $200 Term Loan. The $200 Term Loan is subject to quarterly amortization payments equal to $2.5 for the first full twelve calendar quarters following the funding date, and quarterly amortization payments equal to $3.8 thereafter until the maturity date. The $200 Term Loan will mature on June 8, 2027.

On June 21, 2023, the Company entered into Amendment No. 1 to the Prior Credit Agreement (“Amendment No.1”). Amendment No. 1 includes, among other changes, establishment of a euro-denominated, delayed-draw term loan facility available to the Company’s wholly owned subsidiary, Hillenbrand Switzerland GmbH, in an initial aggregate principal amount of up to €185 (the “€185 Term Loan”) and the inclusion of requirements that would be triggered by a Collateral Springing Event (described below).

In August 2023, the Company drew €185.0 on the €185 Term Loan. The €185 Term Loan is subject to quarterly amortization payments equal to €2.3 for the first full eight calendar quarters following the funding date, and €3.5 thereafter until the maturity date. The €185 Term Loan accrues interest at the Adjusted EURIBO Rate (as defined in Amendment No.1) plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 2.25%, and will mature on June 8, 2027.

On May 10, 2024, the Company entered into Amendment No. 3 to the Prior Credit Agreement (“Amendment No.3”). Amendment No. 3 provides for a replacement benchmark rate for borrowings in Canadian Dollars, replacing the Canadian Dollar Overnight Rate, which will no longer be published, as defined further in Amendment No. 3.

On September 23, 2024, the Company entered into Amendment No. 4 to the Prior Credit Agreement (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement increased the maximum permitted leverage ratio to 4.50x for the quarters ended September 30, 2024 and December 31, 2024, stepping down to 4.25x for the quarter ended March 31, 2025, stepping down to 4.00x for the quarters ended June 30, 2025, September 30, 2025 and December 31, 2025, stepping down to 3.75x for the quarter ended March 31, 2026, and stepping down to 3.50x for the quarter ended June 30, 2026, and thereafter. Except for the amendments applicable during the Adjustment Period (defined below), the Amended Credit Agreement contains substantially the same affirmative and negative covenants and events of default. New deferred financing costs related to the Amended Credit Agreement were $1.0, which along with existing costs of $4.5, are being amortized to interest expense over the remaining term of the Amended Credit Agreement.

With respect to the Facility, as of September 30, 2024 and 2023, the Company had outstanding balances of $298.5 and $505.1, respectively. As of September 30, 2024, the Company had $20.3 in outstanding letters of credit issued. Under the Amended Credit Agreement, the Company had $681.2 of available borrowing capacity as of September 30, 2024, of which $599.4 was immediately available based on our most restrictive covenant. The weighted-average interest rate on borrowings under the Facility was 5.76% and 3.05% for the years ended September 30, 2024 and 2023, respectively. The weighted average facility fee was 0.23% and 0.17% for the years ended September 30, 2024 and 2023, respectively. The weighted-average interest rate on the $200 Term Loan was 7.22% and 6.30% for the years ended September 30, 2024 and 2023, respectively. The weighted-average interest rate on the €185 Term Loan was 5.63% and 5.39% for the years ended September 30, 2024 and 2023, respectively.

€325 L/G Facility Agreement

On June 21, 2022, Hillenbrand and certain of its subsidiaries entered into a Syndicated L/G Facility Agreement (such agreement, as amended from time to time as detailed below, the “Prior L/G Facility Agreement”) with Commerzbank Aktiengesellschaft, as coordinator, mandated lead arranger, and bookrunner, the other financial institutions party thereto as lenders and issuing banks, and Commerzbank Finance & Covered Bond S.A., as agent. The Prior L/G Facility Agreement replaced the Company’s Syndicated L/G Facility Agreement dated March 8, 2018, as amended, and permits Hillenbrand and certain of its subsidiaries (collectively, the “Participants”) to request that one or more of the lenders issue, on the Participants’ behalf, up to an aggregate of €225 in unsecured letters of credit, bank guarantees, or other surety bonds (collectively, the “Guarantees”).

The Guarantees carry an annual fee that varies based on the Company’s leverage ratio. The Prior L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility.

On June 22, 2023, the Company entered into an Amendment and Restatement Agreement which amends and restates the Prior L/G Facility Agreement (the “Amended Prior L/G Facility Agreement”). The Amended Prior L/G Facility Agreement includes, among other changes, an increase in the facility from €225 to €325 and the inclusion of requirements that would be triggered by a Collateral Springing Event (described below).

On September 23, 2024, the Company, Commerzbank Aktiengesellschaft, as coordinator, mandated lead arranger, and bookrunner, and the other financial institutions party thereto as lenders and issuing banks, amended the terms of the Amended Prior Amended L/G Facility Agreement (“the Amended L/G Facility Agreement”) to increase the maximum permitted leverage ratio to 4.50x for the quarters ended September 30, 2024 and December 31, 2024, stepping down to 4.25x for the quarter ended March 31, 2025, stepping down to 4.00x for the quarters ended June 30, 2025, September 30, 2025 and December 31, 2025, stepping down to 3.75x for the quarter ended March 31, 2026, and to 3.50x for the quarter ended June 30, 2026, and thereafter. Except for the amendments applicable during the Adjustment Period, the Amended L/G Facility Agreement contains substantially the same affirmative and negative covenants and events of default. New deferred financing costs related to the Amended L/G Facility Agreement were $0.2, which along with existing costs of $2.0, are being amortized to interest expense over the remaining term of the Amended L/G Facility Agreement.

Guarantees may be issued in euros or certain other agreed-upon currencies. Specified sublimits apply, based on the specific lender and currency. The Amended L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The Amended L/G Facility Agreement matures on June 22, 2027, but can be extended or terminated earlier under certain conditions. The Amended L/G Facility Agreement contains representations, warranties, and covenants that are customary for agreements of this type and contains specified customary events of default. The obligations under the Amended L/G Facility Agreement are guaranteed by Hillenbrand and certain of its domestic subsidiaries named therein.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of September 30, 2024, the Company had credit arrangements totaling $594.3, under which $400.2 was utilized for this purpose. These arrangements included the facilities under the Amended L/G Facility Agreement and other ancillary credit facilities.

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

Long Term Notes

$500 Senior Unsecured Notes

On February 14, 2024, the Company issued $500.0 of senior unsecured notes due February 2029 (the “2024 Notes”). The 2024 Notes were issued at par value and bear interest at a fixed rate of 6.25% per year, payable semi-annually in arrears beginning August 2024. Unamortized deferred financing costs associated with the 2024 Notes of $5.4 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the 2024 Notes. The 2024 Notes are unsecured unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

Subject to certain limitations, in the event of a change of control repurchase event (as defined in the 2024 Notes), the Company will be required to make an offer to purchase the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus any accrued and unpaid interest to, but excluding, the date of repurchase. The Company may redeem the 2024 Notes at any time in whole, or from time to time in part, prior to February 15, 2026, at its option at the “make-whole” redemption price, as described in the Indenture. The Company may also redeem the 2024 Notes at any time in whole, or from time to time in part, on or after February 15 of the relevant year listed, as follows: 2026 at a redemption price of 103.125%; 2027 at a redemption price of 101.5625%; and 2028 and thereafter at a redemption price of 100%. At any time prior to February 15, 2026, the Company may redeem up to 40% of the aggregate principal amount of the 2024 Notes with the proceeds of one or more Equity Offerings (as defined in the Indenture) at a redemption price of 106.25% of the principal amount of the 2024 Notes being redeemed. In each of the above cases, the Company will also pay any accrued and unpaid interest to, but excluding, the applicable redemption date.

$350 Senior Unsecured Notes

On March 3, 2021, the Company issued $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”). The 2021 Notes were issued at par value and bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears beginning September 2021. Unamortized deferred financing costs associated with the 2021 Notes of $2.9 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the 2021 Notes. The 2021 Notes are unsecured unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

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

$400 Senior Unsecured Notes

On June 16, 2020, the Company issued $400.0 of senior unsecured notes due June 2025 (the “2020 Notes”). The 2020 Notes were issued at par value and bear interest at a fixed rate of 5.75% per year, payable semi-annually in arrears beginning December 2020. During the year ended September 30, 2024, the 2020 Notes were repaid in full by the Company, using a portion of the net proceeds from the 2024 Notes, and the remaining issuance costs of $1.1 associated with the 2020 Notes were written off to interest expense in the Consolidated Statement of Operations.
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

The 2019 Notes were issued at a discount of $0.6, resulting in an initial carrying value of $374.4.  The Company is amortizing the discount to interest expense over the term of the 2019 Notes using the effective interest rate method, resulting in an annual interest rate of 4.53%.  Unamortized deferred financing costs associated with the 2019 Notes of $1.2 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the remaining term of the 2019 Notes. The 2019 Notes are unsubordinated obligations of Hillenbrand and rank equally in right of payment with all of the Company’s other existing and future unsubordinated obligations.

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

All obligations of the Company arising under the Amended Credit Agreement, the 2024 Notes, the 2021 Notes, the 2020 Notes, the 2019 Notes, and the Amended L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Amended Credit Agreement and the Amended L/G Facility Agreement each contains certain other customary covenants, representations and warranties and events of default. The indentures governing the 2024 Notes, 2021 Notes, 2020 Notes and 2019 Notes do not limit our ability to incur additional indebtedness. They do, however, contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the notes with remedies if the Company fails to perform specific obligations. As of September 30, 2024, the Company was in compliance with all covenants and there were no events of default.

8.              Retirement Benefits

Defined Benefit Retirement Plans — Certain of the Company’s employees participate in one of nine defined benefit retirement programs, including the defined benefit retirement plans of certain of the Company’s foreign subsidiaries, and the supplemental executive defined benefit retirement plan.  The Company funds the retirement plan trusts in compliance with the Employment Retirement Income Security Act (ERISA) or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. All defined benefit retirement plans have a September 30 measurement date.

Effect on the Consolidated Statements of Operations — The components of net pension costs (benefit) under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2024	2023	2022	2024	2023	2022
Service cost (1)	$—	$—	$—	$1.8	$1.5	$1.8
Interest cost	7.2	11.1	6.2	4.5	4.2	0.8
Expected return on plan assets	(8.3)	(13.6)	(10.8)	(1.5)	(1.5)	(0.9)
Amortization of unrecognized prior service cost, net	—	—	—	0.1	0.1	0.1
Amortization of actuarial loss (gain)	0.3	0.3	1.5	(0.7)	(0.8)	1.8
Settlement expense (benefit)	35.2	—	—	0.5	(0.3)	0.1
Other one-time expense	—	—	—	—	—	0.3
Net pension costs (benefit) (2)	$34.4	$(2.2)	$(3.1)	$4.7	$3.2	$4.0

(1)  Service cost for U.S. Pension Benefits includes $0.0, $0.1 and $0.5 included within discontinued operations for the years ended September 30, 2024, 2023 and 2022, respectively.
(2)  The components of net pension costs (benefit) are recorded within operating expenses on the Consolidated Statements of Operations.

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
During 2019, the Company completed all negotiations to transition all employees at U.S. facilities from a defined benefit-based model to a defined contribution structure over three-year sunset periods, the latest of which ended January 1, 2023.  These changes caused remeasurements for the U.S. defined benefit pension plan (the “Plan”) for the affected populations as they were implemented. The remeasurements did not cause material changes, as the assumptions did not materially differ from the assumptions prior to the remeasurements.

On July 18, 2023, we announced an offer to provide former employees who are participants in the Plan the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in December 2023, funded by the existing assets in the Plan. In April 2024, the remaining assets of the Plan were used to purchase annuities to support the remaining obligation, resulting in the termination and liquidation of the Plan. During the year ended September 30, 2024, the Company recorded non-cash settlement pre-tax charges of $35.2, related to the termination and liquidation of the Plan, as well as to the lump sum payments made in December 2023.

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2024	2023	2024	2023
Change in benefit obligation:
Projected benefit obligation at beginning of year	$213.6	$226.8	$131.5	$118.1
Projected benefit obligation attributable to acquisitions	—	—	—	2.7
Service cost	—	—	1.8	1.5
Interest cost	7.2	11.1	4.5	4.2
Actuarial loss (gain)	1.5	(9.1)	12.5	1.5
Benefits paid	(54.3)	(15.3)	(5.5)	(3.5)
Settlements	—	—	(5.0)	(3.7)
Transfer of participants benefit obligation	(150.0)	—	—	—
Employee contributions	—	—	1.4	1.3
Other events	—	0.1	—	—
Effect of exchange rates on projected benefit obligation	—	—	9.8	9.4
Projected benefit obligation at end of year	18.0	213.6	151.0	131.5

Change in plan assets:
Fair value of plan assets at beginning of year	219.2	225.4	49.0	41.5
Actual (loss) return on plan assets	(16.6)	7.1	3.2	1.7
Employee and employer contributions	1.7	2.0	10.3	9.8
Benefits paid	(54.3)	(15.3)	(5.5)	(3.5)
Settlements	—	—	(5.0)	(3.7)
Annuity premium for transferred participants	(150.0)	—	—	—
Effect of exchange rates on plan assets	—	—	4.6	3.2
Fair value of plan assets at end of year	—	219.2	56.6	49.0

Funded status:
Plan assets (less) more than benefit obligations	$(18.0)	$5.6	$(94.4)	$(82.5)

Amounts recorded in the Consolidated Balance Sheets:
Prepaid pension costs, non-current	$—	$25.3	$3.1	$4.7
Accrued pension costs, current portion	(1.7)	(1.9)	(7.0)	(6.7)
Accrued pension costs, long-term portion	(16.3)	(17.8)	(90.5)	(80.5)
Plan assets (less) more than benefit obligations	$(18.0)	$5.6	$(94.4)	$(82.5)

Net actuarial losses ($21.1) and prior service costs ($0.1), less an aggregate tax effect ($5.0), are included as components of accumulated other comprehensive loss at September 30, 2024.  Net actuarial losses ($46.2) and prior service costs ($0.1), less an aggregate tax effect ($11.7), are included as components of accumulated other comprehensive loss at September 30, 2023.  The amount that will be amortized from accumulated other comprehensive loss into net pension costs (benefit) in 2025 is expected to be $0.5.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $169.0 and $345.0 at September 30, 2024 and 2023, respectively.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2024	2023	2024	2023
Projected benefit obligation	$18.0	$19.7	$97.8	$87.5
Accumulated benefit obligation	18.0	19.7	97.8	87.5
Fair value of plan assets	—	—	0.3	0.3

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2024	2023	2022	2024	2023	2022
Discount rate for obligation, end of year	4.6%	5.7%	5.3%	2.7%	3.5%	3.3%
Discount rate for costs (benefit), during the year	5.4%	5.4%	3.0%	3.5%	3.9%	1.1%
Expected rate of return on plan assets	N/A	5.2%	5.2%	2.9%	3.1%	1.9%
Rate of compensation increase	N/A	N/A	3.0%	2.0%	2.0%	2.0%

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

U.S. Pension Plan Assets — As discussed above, the Plan was terminated and liquidated during 2024. Prior to the termination of the Plan, the Company had employed a 100% liability-hedging portfolio of investments in order to reduce the volatility associated with equity investments. Pension plan assets were invested by the plans’ fiduciaries, which directed investments according to specific policies. Those policies subjected investments to the following restrictions in the Company’s domestic plan: short-term securities had to be rated A1/P1, liability-hedging fixed income securities had an average quality credit rating of investment grade, and investments in equities in any one company may not exceed 10% of the equity portfolio.

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

None of Hillenbrand’s common stock was directly owned by the defined benefit retirement plan trusts at September 30, 2024 or 2023.

The tables below provide the fair value of the Company’s pension plan assets by asset category at September 30, 2024 and 2023.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 14 for definitions.

Fair values are determined as follows:

•Cash equivalents are stated at the carrying amount, which approximates fair value, or at the fund’s net asset value.
•Equity securities are stated at the last reported sales price on the day of valuation.
•Fixed income securities, including government and corporate bonds, are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources, primarily matrix pricing, with reasonable levels of price transparency. Matrix pricing, primarily used for corporate bonds, is based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the specific security.
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

U.S. Pension Plans

Prior to the termination of the Plan, the pension plan assets of the Plan consisted of cash equivalents as well as certain investments (common collective trusts) that were measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. The underlying investments of the common collective trusts were generally composed of marketable debt and equity securities. The underlying investments were subject to various risks including interest rate, market and credit risks. Because the common collective trusts were not readily marketable, the estimated carrying values were subject to uncertainty and, therefore, could have differed from the value that would have been used had a public market existed. There are no liquidity restrictions with respect to the common collective trusts after appropriate sale notification is provided. Accordingly, these assets were not required to be classified and reported under the fair value hierarchy. At September 30, 2024 and 2023, the fair values of these investments were $0.0 and $144.5, respectively. At September 30, 2024, and 2023, the fair value of cash equivalents were $0.0 and $74.7, respectively, and are categorized in Level 1 in the fair value hierarchy.

Non-U.S. Pension Plans

	Fair Value at September 30, 2024 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$7.5	$7.5	$—	$—
Equity securities	12.0	12.0	—	—
Fixed income securities:
Government bonds	3.4	3.4	—	—
Corporate bonds	27.8	—	27.8	—
Real estate and real estate funds	3.4	—	—	3.4
Other	2.5	—	2.5	—
Total Non-U.S. pension plan assets	$56.6	$22.9	$30.3	$3.4

	Fair Value at September 30, 2023 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$5.4	$5.4	$—	$—
Equity securities	9.8	9.8	—	—
Fixed income securities:	0	0	0	0
Government bonds	7.3	7.3	—	—
Corporate bonds	18.6	—	18.6	—
Real estate and real estate funds	6.5	—	—	6.5
Other	1.4	—	1.4	—
Total Non-U.S. pension plan assets	$49.0	$22.5	$20.0	$6.5

Cash Flows — During 2024, 2023, and 2022 the Company contributed cash of $10.6, $10.3, and $10.0, respectively, to defined benefit retirement plans.  The Company expects to make estimated contributions of $11.8 in 2025 to the defined benefit retirement plans.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S. Pension Plans Projected Pension Benefits Payout
2025	$1.7	$9.8
2026	1.7	10.0
2027	1.7	10.2
2028	1.6	9.7
2029	1.6	9.6
2030-2034	7.1	45.1

Defined Contribution Plans — The Company sponsors a number of defined contribution plans.  Depending on the plan, the Company may make contributions up to 4% of an employee’s eligible compensation and matching contributions up to 6% of eligible compensation.  Company contributions generally vest over a period of zero to three years.  Expenses related to the Company’s defined contribution plans were $10.4, $10.4, and $9.0 for the years ended September 30, 2024, 2023, and 2022, respectively. See comments above regarding the Company’s retirement strategy to transition its U.S. employees to a defined contribution structure over three-year sunset periods, the latest of which ended January 1, 2023.

9.              Income Taxes

The provision for taxes based on income consists of:

	Year Ended September 30,
	2024	2023	2022
Domestic	$(3.4)	$50.7	$(63.6)
Foreign	(136.0)	166.2	263.3
Total (loss) income before income taxes	$(139.4)	$216.9	$199.7

Income tax expense:
Current provision (benefit):
Federal	$49.4	$24.0	$5.6
State	(2.2)	2.9	2.6
Foreign	57.2	81.5	63.3
Total current provision	104.4	108.4	71.5

Deferred (benefit) provision:
Federal	(22.8)	3.8	(0.9)
State	(0.1)	1.6	0.2
Foreign	(16.7)	(11.0)	13.2
Total deferred (benefit) provision	(39.6)	(5.6)	12.5
Income tax expense	$64.8	$102.8	$84.0

A reconciliation of the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended September 30,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	(0.8)	1.4	1.2
Foreign income tax rate differential	(4.3)	6.4	2.7
Share-based compensation	(1.2)	1.3	1.6
Foreign distribution taxes	(11.3)	3.6	7.4
Valuation allowance	(4.2)	3.3	—
Goodwill impairment charge	(30.2)	—	—
Impact of inclusion of foreign income (1)	7.1	3.9	7.9
Divestitures	—	—	0.3
Impact of foreign legislative rate changes	—	(2.9)	—
Transaction costs	(0.5)	7.2	—
Unrecognized tax benefits	(24.8)	(1.4)	0.1
Tax audit settlements	—	2.0	—
Other, net	2.7	1.6	(0.1)
Effective income tax rate	(46.5)%	47.4%	42.1%

(1)  Represents Subpart F income, GILTI (less Section 250 deduction), and FDII net of associated foreign tax credits

The tax effects of significant temporary differences that comprise tax balances were as follows:

	September 30,
	2024	2023
Deferred tax assets:
Employee benefit accruals	$21.2	$19.6
Loss and tax credit carryforwards	35.6	20.3
Interest limitation carryforward	48.7	38.3
Operating lease liabilities	40.7	28.8
Rebates and other discounts	0.2	0.5
Research and development costs	20.1	13.5
Self-insurance reserves	2.5	0.8
Inventory, net	12.4	14.1
Other, net	20.0	28.9
Total deferred tax assets before valuation allowance	201.4	164.8
Less valuation allowance	(21.2)	(34.1)
Total deferred tax assets, net	180.2	130.7
Deferred tax liabilities:
Depreciation	(26.1)	(23.7)
Amortization	(302.7)	(325.5)
Operating right-of-use assets	(42.2)	(30.0)
Assets and liabilities from long-term manufacturing contracts and advances	(93.2)	(83.3)
Unremitted earnings of foreign operations	(11.5)	(8.6)
Other, net	(1.8)	(2.5)
Total deferred tax liabilities	(477.5)	(473.6)
Deferred tax liabilities, net	$(297.3)	$(342.9)

Amounts recorded in the Consolidated Balance Sheets:
Deferred tax assets, non-current	$17.0	$8.3
Deferred tax liabilities, non-current	(314.3)	(351.2)
Total	$(297.3)	$(342.9)

At September 30, 2024 and 2023, respectively, the Company had $8.3 and $1.7 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which will begin to expire in 2025, and $44.0 and $32.8 of deferred tax assets related to foreign net operating loss and interest carryforwards. The majority of the foreign net operating loss and interest carryforwards have unlimited carryforward periods. Portions of the net operating loss carryforwards with expiration periods will begin to expire in 2025. Deferred tax assets as of September 30, 2024 and 2023, were reduced by a valuation allowance of $21.2 and $34.1, respectively, relating to foreign net operating loss carryforwards and foreign tax credit carryforwards.  At September 30, 2024 and 2023, the Company had $16.5 and $72.8, respectively, of current income tax payable included in other current liabilities on the Consolidated Balance Sheets. As of September 30, 2024 and 2023, the Company also had a transition tax liability of $6.2 and $11.2 included within other long-term liabilities on the Consolidated Balance Sheets.

The Company establishes a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2024 and 2023, respectively, $11.5 and $8.6 of deferred tax liability on unremitted earnings of foreign subsidiaries was recognized, representing the assumed tax on the future distribution and tax withholdings on the distribution of such earnings among certain of the Company’s foreign subsidiaries.

Deferred tax liabilities were not recorded for any additional basis differences inherent in the Company’s foreign subsidiaries (i.e., basis differences in excess of those subject to the Transition Tax) as these amounts continue to be permanently reinvested outside of the U.S. If these amounts were not considered permanently reinvested, deferred tax liabilities would be recorded for any additional income taxes, distribution taxes, and withholding taxes payable in various countries. A determination of the unrecognized deferred tax liabilities on the permanently reinvested basis differences at September 30, 2024 is not practicable.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2024	2023	2022
Balance at beginning of year	$38.9	$33.9	$40.5
Additions for tax positions related to the current year	31.6	0.7	—
Additions for tax positions of prior years	2.5	0.6	1.0
Reductions for tax positions of prior years	(0.8)	(2.9)	(6.9)
Settlements	(0.1)	(1.7)	(0.7)
Balance attributable to acquisitions	5.8	8.3	—
Balance at end of year	$77.9	$38.9	$33.9

The gross unrecognized tax benefit included $77.9 and $38.9 at September 30, 2024 and 2023, respectively, which, if recognized, would impact the effective tax rate in future periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2024 and 2023, the Company recognized $2.6 and $0.9, respectively, in additional interest and penalties.  Excluded from the reconciliation were $7.5 and $4.9 of accrued interest and penalties at September 30, 2024 and 2023, respectively.

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

10.                    Earnings per Share

The dilutive effects of performance-based stock awards described in Note 11 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective Consolidated Balance Sheet date.  At September 30, 2024, 2023, and 2022, potential dilutive effects representing 438,000, 349,000, and 373,000 shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Year Ended September 30,
	2024	2023	2022
(Loss) income from continuing operations	$(204.2)	$114.1	$115.7
Less: Net income attributable to noncontrolling interests	9.0	7.0	6.3
(Loss) income from continuing operations attributable to Hillenbrand	$(213.2)	$107.1	$109.4

Weighted average shares outstanding — basic (in millions)	70.4	69.8	71.7
Effect of dilutive stock options and unvested time-based restricted stock (in millions)(1)	—	0.3	0.5
Weighted average shares outstanding — diluted (in millions)	70.4	70.1	72.2

Basic (loss) earnings per share from continuing operations attributable to Hillenbrand	$(3.03)	$1.53	$1.52
Diluted (loss) earnings per share from continuing operations attributable to Hillenbrand	$(3.03)	$1.53	$1.51

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	1.1	0.2	0.3

 (1)     As a result of the net loss attributable to Hillenbrand during the year ended September 30, 2024, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

11.    Share-Based Compensation

The Company has share-based compensation plans under which 15,385,436 shares are registered.  As of September 30, 2024, 2,174,230 shares were outstanding under these plans and 10,525,888 shares had been issued, leaving 2,637,050 shares available for future issuance.  Our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, provides for long-term performance compensation for management and members of the Board of Directors.  Under the Stock Incentive Plan, a variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2024	2023	2022
Stock-based compensation cost	$20.3	$22.2	$21.3
Less impact of income tax	4.7	5.1	4.9
Stock-based compensation cost, net of tax	$15.6	$17.1	$16.4

The Company realized current tax benefits of $3.2, $6.4 and $5.8 from the exercise of stock options and the payment of stock awards during the years ended September 30, 2024, 2023 and 2022, respectively.

Stock Options — No stock options were issued during the years ended September 30, 2024, 2023 and 2022.

A summary of outstanding stock option awards as of September 30, 2024 and changes during the year is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2022	1,251,722	$36.47
Granted	—	—
Exercised	(618,414)	34.39
Forfeited	—	—
Expired/cancelled	(5,699)	31.14
Outstanding at September 30, 2023	627,609	38.56
Granted	—	—
Exercised	(68,140)	35.85
Forfeited	—	—
Expired/cancelled	(5,578)	37.15
Outstanding at September 30, 2024	553,891	$38.91

Exercisable at September 30, 2024	553,891	$38.91

As of September 30, 2024, there was no unrecognized stock-based compensation associated with unvested stock options. As of September 30, 2024, the average remaining life of the outstanding and exercisable stock options was 3.4 years with an aggregate intrinsic value of $0.0.  The total intrinsic value of options exercised by employees and directors during the years ended September 30, 2024, 2023, and 2022 was $0.7, $9.2, and $9.6, respectively. The grant-date fair value of options that vested during the years ended September 30, 2024, 2023, and 2022 was $0.0, $2.2, and $11.5, respectively.

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

The vesting of the SV awards granted in fiscal 2024 is contingent upon the creation of shareholder value as measured by the cumulative cash returns and final period net operating profit after tax compared to the established hurdle rate over a three-year period and a corresponding service requirement.  The hurdle rate is a reflection of the weighted-average cost of capital and targeted capital structure.  The number of shares awarded is based upon the fair value of the Company’s common stock at the date of grant adjusted for the attainment level at the end of the period.  Based on the extent to which the performance criteria are achieved, it is possible for none of the awards to vest or for a range up to the maximum (200 percent) to vest. The Company records expense associated with the awards on a straight-line basis over the vesting period based upon an estimate of projected performance. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projections.  As a result, depending on the degree to which performance criteria are achieved or projections change, expenses related to the SV awards may become more volatile as the Company approaches the final performance measurement date at the end of the three-year period.

The vesting of TSR awards granted in fiscal 2024 will be determined by comparing the Company’s total shareholder return during a three-year period to the respective total shareholder returns of members of the Standard & Poor’s 400 Mid Cap Industrials index (the “Index Companies”). Based on the Company’s relative ranking within the Index Companies, performance below the 25th percentile earns a zero payout, a 25 percent minimum payout for achievement at the 25th percentile, 100 percent payout at 50th percentile achievement, and 200 percent payout at 75th percentile achievement and above. Compensation expense for the TSR awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The Company estimates the fair value of TSR awards using a Monte-Carlo simulation model which included the following key assumptions:

	Year Ended Year Ended September 30,
	2024	2023	2022
Expected term (years)	2.83	2.83	2.83
Risk-free interest rate	4.28%	3.96%	0.86%
Share price volatility	32.40%	44.70%	43.90%
Expected dividend yield	—%	—%	—%
Actual dividend yield	1.95%	1.97%	1.91%

A summary of the non-vested stock awards, including dividends, as of September 30, 2024 (representing the maximum number of shares that could be vested) and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2022	660,460	$42.50
Granted	268,503	50.54
Vested	(358,592)	41.36
Forfeited	(71,635)	47.62
Non-vested time-based stock awards at September 30, 2023	498,736	46.91
Granted	360,823	39.76
Vested	(260,712)	45.51
Forfeited	(52,159)	44.51
Non-vested time-based stock awards at September 30, 2024	546,688	$43.09

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2022	538,352	$47.69
Granted	368,419	67.04
Vested	(187,894)	43.15
Forfeited	(136,401)	54.78
Non-vested performance-based stock awards at September 30, 2023	582,476	59.90
Granted	482,914	42.18
Vested	(48,268)	46.18
Forfeited	(259,062)	53.90
Non-vested performance-based stock awards at September 30, 2024	758,060	$51.54

The total vest date fair value of shares held by Hillenbrand employees and directors which vested during the years ended September 30, 2024, 2023, and 2022 was $15.6, $28.0, and $23.0 (including dividends), respectively.

As of September 30, 2024, $12.7 and $8.3 of unrecognized stock-based compensation was associated with the Company’s unvested time-based and performance-based (including SV and TSR) stock awards, respectively.  The unrecognized amount of compensation related to the SV awards is based upon projected performance to date. The unrecognized compensation cost of the time-based and performance-based awards is expected to be recognized over a weighted-average period of 1.9 and 1.6 years and includes a reduction for an estimate of potential forfeitures.  As of September 30, 2024, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $15.2 and $14.4, respectively.

Dividends payable in stock accrue on both time-based and SV awards during the performance period and are subject to the same terms as the original grants.  Dividends do not accrue on TSR awards during the performance period. As of September

30, 2024, a total of 37,895 shares had accumulated on unvested stock awards due to dividend reinvestments and were included in the tables above.  The aggregate fair value of these shares at September 30, 2024 was $1.1.

Vested Deferred Stock — Certain stock-based compensation programs allow or require deferred delivery of shares after vesting.  As of September 30, 2024, there were 315,591 fully vested deferred shares, which were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2024 was $8.8.

12.          Other Comprehensive (Loss) Income

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2024:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2023	$(34.5)	$(107.1)	$(5.5)	$(147.1)
Other comprehensive (loss) income before reclassifications
Before tax amount	(9.4)	51.7	0.2	42.5	$(0.1)	$42.4
Tax expense (benefit)	3.0	—	(0.1)	2.9	—	2.9
After tax amount	(6.4)	51.7	0.1	45.4	(0.1)	45.3
Amounts reclassified from accumulated other comprehensive loss (2)	25.3	—	(20.2)	5.1	—	5.1
Net current period other comprehensive income (loss)	18.9	51.7	(20.1)	50.5	$(0.1)	$50.4
Balance at September 30, 2024	$(15.6)	$(55.4)	$(25.6)	$(96.6)

(1)  Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2024
	Amortization of Pension and Postretirement (1)		Loss (Gain) on Derivative Instruments	Total
	Net Loss Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.5	$0.5
Cost of goods sold	—	—	0.3	0.3
Operating expenses	35.0	—	(20.9)	14.1
Total before tax	$35.0	$—	$(20.1)	14.9
Tax benefit				(9.8)
Total reclassifications for the period, net of tax				$5.1

(1)These accumulated other comprehensive loss components are included in the computation of net pension costs (benefit) (see Note 8).

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2023:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)
Other comprehensive income (loss) before reclassifications
Before tax amount	0.2	6.6	3.5	10.3	$(0.1)	$10.2
Tax benefit	(0.6)	—	(0.9)	(1.5)	—	(1.5)
After tax amount	(0.4)	6.6	2.6	8.8	(0.1)	8.7
Amounts reclassified from accumulated other comprehensive loss (2)	(1.3)	—	1.0	(0.3)	—	(0.3)
Net current period other comprehensive (loss) income	(1.7)	6.6	3.6	8.5	$(0.1)	$8.4
Balance at September 30, 2023	$(34.5)	$(107.1)	$(5.5)	$(147.1)

(1)  Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2023
	Amortization of Pension and Postretirement (1)		(Gain) Loss on Derivative Instruments	Total
	Net Loss Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	(1.3)	(1.3)
Operating expenses	0.1	—	2.0	2.1
Gain on divestiture of discontinued operations (net of income tax expense)	(1.4)	(0.1)	—	(1.5)
Total before tax	$(1.3)	$(0.1)	$0.6	(0.8)
Tax expense				0.5
Total reclassifications for the period, net of tax				$(0.3)

(1)These accumulated other comprehensive loss components are included in the computation of net pension costs (benefit) (see Note 8).

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2022:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized Gain (Loss) on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2021	$(49.2)	$13.1	$(10.2)	$(46.3)
Other comprehensive income (loss) before reclassifications
Before tax amount	18.4	(126.8)	(0.6)	(109.0)	$(2.2)	$(111.2)
Tax (benefit) expense	(5.7)	—	0.3	(5.4)	—	(5.4)
After tax amount	12.7	(126.8)	(0.3)	(114.4)	(2.2)	(116.6)
Amounts reclassified from accumulated other comprehensive loss (2)	3.7	—	1.4	5.1	—	5.1
Net current period other comprehensive income (loss)	16.4	(126.8)	1.1	(109.3)	$(2.2)	$(111.5)
Balance at September 30, 2022	$(32.8)	$(113.7)	$(9.1)	$(155.6)

(1)  Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2022
	Amortization of Pension and Postretirement (1)		(Gain) Loss on Derivative Instruments	Total
	Net Loss Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	(0.7)	(0.7)
Operating expenses	4.0	—	1.9	5.9
Total before tax	$4.0	$—	$1.1	5.1
Tax benefit				—
Total reclassifications for the period, net of tax				$5.1

(1)These accumulated other comprehensive loss components are included in the computation of net pension costs (benefit) (see Note 8).

13.          Commitments and Contingencies

Litigation

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

At September 30, 2024 and 2023, the Company had $11.2 and $5.1, respectively, included in other current liabilities on the Consolidated Balance Sheets, related to a discrete commercial dispute stemming from a contract entered into with a Molding Technology Solutions’ customer prior to the Company’s acquisition of the Molding Technology Solutions reportable operating segment.

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at September 30, 2024	Fair Value at September 30, 2024
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$199.3	$199.3	$—	$—
DPP receivables	6.7	—	6.7	—
Restricted cash	1.1	1.1	—	—
Restricted cash for benefit plan contributions	27.5	27.5	—	—
Investments in rabbi trust	4.8	4.8	—	—
Derivative instruments	19.0	—	19.0	—

Liabilities:
Revolving Credit Facility	298.5	—	298.5	—
$200 term loan	182.5	—	182.5	—
€185 term loan	196.5	—	196.5	—
$350 senior unsecured notes	350.0	312.9	—	—
$375 senior unsecured notes	374.8	373.7	—	—
$500 senior unsecured notes	500.0	509.8	—	—
Derivative instruments	40.5	—	40.5	—
Contingent consideration	14.6	—	—	14.6

	Carrying Value at September 30, 2023	Fair Value at September 30, 2023
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$242.9	$242.9	$—	$—
Restricted cash	7.3	7.3	—	—
Investments in rabbi trust	3.3	3.3	—	—
Derivative instruments	1.5	—	1.5	—

Liabilities:
Revolving Credit Facility	505.1	—	505.1	—
$200 term loan	192.5	—	192.5	—
€185 term loan	195.0	—	195.0	—
$350 senior unsecured notes	350.0	281.6	—	—
$400 senior unsecured notes	400.0	395.1	—	—
$375 senior unsecured notes	374.7	355.0	—	—
Derivative instruments	1.7	—	1.7	—

Valuation Techniques

•Cash and cash equivalents, restricted cash, restricted cash for benefit plan contributions, and investments in rabbi trust are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The types of financial instruments the Company classifies within Level 1 include most bank deposits, money market securities, and publicly traded mutual funds. The Company does not adjust the quoted market price for such financial instruments.
•The DPP receivables fair value is based on a discounted cash flow analysis (estimated amount expected to be received) using historical experience and inputs from similar programs, which include the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the inputs in isolation would not result in a materially different fair value estimate. Based on the short-term nature of the DPP receivables, typically 90 -120 days, they are classified as a level 2 measurement.
•The Company estimates the fair value of derivative instruments using industry accepted models.  The significant Level 2 inputs used in the valuation of derivatives include spot rates, forward rates, and volatility.  These inputs were obtained from pricing services, broker quotes, and other sources.
•The fair values of the $350 senior unsecured notes, $400 senior unsecured notes, $375 senior unsecured notes, and $500 senior unsecured notes were based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy.
•The fair value of the amounts outstanding under the Facility, $200 term loan, and €185 term loan approximate carrying value, as the Company believes their variable interest rate terms correspond to current market terms, and therefore, are classified within Level 2 of the fair value hierarchy.
•The contingent consideration of $14.6 reflects the estimated fair value of contingent future cash payments to the previous owners of FPM for research and development tax credits that were generated by FPM prior to the acquisition date. The Company estimated the fair value of the contingent consideration based on the technical merits of the research and development tax credits using an internally developed analysis. The key inputs to this calculation include the nature of the research and development activities, personnel involved in the research and development activities, the level of research and development spend prior to acquisition by the Company, and interpretation of applicable tax law. The value of these credits is subject to audit by the tax authorities and to the closing of the statute of limitations for the year in which the tax credits are fully utilized, the timing of which is not able to be determined at this time, but we expect to extend several years. There have been no changes in the estimated fair value of the initial calculation of the contingent consideration during the year ended September 30, 2024. The inputs for the liability are unobservable, and therefore, are classified within Level 3 of the fair value hierarchy.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Year Ended September 30,
	2024	2023	2022
Net revenue
Advanced Process Solutions	$2,288.0	$1,823.5	$1,269.8
Molding Technology Solutions	894.8	1,002.5	1,045.5
Total net revenue	$3,182.8	$2,826.0	$2,315.3

Adjusted EBITDA (1)
Advanced Process Solutions	$423.2	$355.7	$249.1
Molding Technology Solutions	142.3	187.1	216.2
Corporate	(53.8)	(59.6)	(63.8)

Net revenue (2)
United States	$1,318.0	$1,061.6	$760.3
China	366.2	451.1	573.1
India	241.8	229.5	196.3
Germany	237.1	210.2	140.9
All other countries	1,019.7	873.6	644.7
Total net revenue	$3,182.8	$2,826.0	$2,315.3

(1)  Adjusted consolidated earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)  The Company attributes net revenue to a geography based upon the location of the end customer.

	September 30,
	2024	2023
Total assets assigned
Advanced Process Solutions	$3,470.8	$3,525.5
Molding Technology Solutions	1,600.0	1,883.0
Corporate	167.9	139.2
Total assets assigned	$5,238.7	$5,547.7

Tangible long-lived assets, net
United States	$186.1	$134.1
Germany	134.5	136.0
China	37.1	38.9
India	35.6	38.1
All other foreign business units	92.0	84.9
Tangible long-lived assets, net	$485.3	$432.0

The following schedule reconciles segment adjusted EBITDA to consolidated net (loss) income:

	Year Ended September 30,
	2024	2023	2022
Adjusted EBITDA:
Advanced Process Solutions	$423.2	$355.7	$249.1
Molding Technology Solutions	142.3	187.1	216.2
Corporate	(53.8)	(59.6)	(63.8)
Add:
Income from discontinued operations (net of income tax (benefit) expense)	2.2	462.6	99.5
Less:
Interest expense, net	121.5	77.7	64.3
Income tax expense	64.8	102.8	84.0
Depreciation and amortization	158.0	125.6	98.6
Impairment charges	265.0	—	—
Pension settlement charges	35.2	—	—
Business acquisition, divestiture, and integration costs	72.2	46.2	29.4
Restructuring and restructuring-related charges	26.2	5.1	3.1
Gain on sale of property, plant, and equipment (1)	(33.7)	—	—
Inventory step-up costs	0.6	11.7	—
Loss on divestiture	—	—	3.1
Other non-recurring costs related to a discrete commercial dispute	6.1	—	—
Other	—	—	3.3
Consolidated net (loss) income	$(202.0)	$576.7	$215.2

(1)  The Company entered into a sale-leaseback transaction during the year ended September 30, 2024 and recognized a gain of $33.7, which is included in gain on sale of property, plant, and equipment in the Consolidated Statement of Operations for the year ended September 30, 2024 (see Note 6)

16.             Restructuring

Hillenbrand periodically undergoes restructuring activities in order to enhance profitability through streamlined operations and an improved overall cost structure. The following schedule details the restructuring charges by reportable operating segment and the classification of those charges on the Consolidated Statements of Operations.

	Year Ended September 30,
	2024			2023			2022
	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total	Cost of goods sold	Operating expenses	Total
Advanced Process Solutions	$0.3	$1.7	$2.0	$(0.1)	$1.3	$1.2	$1.8	$(0.2)	$1.6
Molding Technology Solutions	14.3	5.1	19.4	2.1	0.9	3.0	—	0.2	0.2
Corporate	—	—	—	—	0.2	0.2	—	0.8	0.8
Total	$14.6	$6.8	$21.4	$2.0	$2.4	$4.4	$1.8	$0.8	$2.6

During the year ended September 30, 2024, the Company announced a program (the “Program”) to reduce costs and improve operational efficiency within the Molding Technology Solutions reportable operating segment. The Company expects that substantially all of the initial costs to complete the Program, which are primarily severance costs, will result in future cash expenditures, and we anticipate the majority of these cash expenditures to be paid in the next twelve months.

The restructuring charges within the Advanced Process Solutions reportable operating segment during the years ended September 30, 2024, 2023, and 2022 are related primarily to severance costs. The restructuring charges within the Molding Technology Solutions reportable operating segment and Corporate during the years ended September 30, 2023 and 2022 were primarily related to severance costs associated with productivity initiatives within the Molding Technology Solutions reportable operating segment. At September 30, 2024, $10.6 of restructuring costs were accrued and are expected to be paid over the next twelve months.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (a)	Balance at End of Period
Allowance for credit losses:

Year ended September 30, 2024	$10.1	$3.8	$0.4	$(0.7)	$13.6
Year ended September 30, 2023	$6.4	$2.6	$1.7	$(0.6)	$10.1
Year ended September 30, 2022	$5.7	$2.1	$(0.8)	$(0.6)	$6.4

Allowance for inventory valuation:

Year ended September 30, 2024	$41.7	$9.4	$1.4	$(4.7)	$47.8
Year ended September 30, 2023	$29.5	$8.9	$5.8	$(2.5)	$41.7
Year ended September 30, 2022	$28.4	$8.5	$(3.0)	$(4.4)	$29.5

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2024.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, of this Form 10-K.

There have been no changes to our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management’s report on our internal control over financial reporting is included under Part II, Item 8, of this Form 10-K.

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

Item 9B.    OTHER INFORMATION

(b) Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Information about our Executive Officers.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), which section is incorporated herein by reference. Information regarding our Code of Ethical Business Conduct, compliance with Section 16(a) of the Exchange Act, and the corporate governance matters covered by this Item is incorporated by reference to the 2025 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees” and “Delinquent Section 16(a) Reports.” Information related to corporate governance of the Company, including its Code of Ethical Business Conduct, information concerning executive officers, directors and Board committees, and transactions in our securities by directors and executive officers, is also available free of charge on or through the “Investors” section of our website at www.hillenbrand.com.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation of Directors.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement, where such information will be included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement, where such information will be included under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Consolidated Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 47.

(2) Consolidated Financial Statement Schedule

The financial statement schedule on page 101 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index

Exhibit 2.1	***	Securities Purchase Agreement, dated as of September 15, 2022, among Hillenbrand France Acquisition Holdings SAS and the Sellers identified therein with respect to Linxis Group (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 15, 2022)
Exhibit 2.2	***	Share Purchase Agreement, dated as of May 23, 2023, between Milacron LLC and Schenck
Process Holdings GmbH (Incorporated by reference to Exhibit 2.1 to Current Report on Form
8-K filed September 1, 2023)
Exhibit 2.3		Securities Purchase Agreement, dated as of December 15, 2022, between BL Memorial Partners, LLC and Hillenbrand, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 21, 2022)
Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of April 26, 2024 (Incorporated by reference as Exhibit 3.2 to Quarterly Report on Form 10-Q filed April 30, 2024)
Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. Bank National Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010)
Exhibit 4.2		Supplemental Indenture dated as of January 10, 2013, by and among Hillenbrand, Inc., Batesville Casket Company, Inc., Batesville Manufacturing, Inc., Batesville Services, Inc., Coperion Corporation, K-Tron Investment Co., TerraSource Global Corporation, Process Equipment Group, Inc., Rotex Global, LLC, and U.S. Bank National Association, as trustee (the “Trustee”) (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 11, 2013)
Exhibit 4.3		Supplemental Indenture No.3, dated as of September 25, 2019, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.4		Form of the Company’s 4.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.5	*	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act
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

Exhibit 4.10		Supplemental Indenture No. 7, dated as of March 3, 2021, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2021)
Exhibit 4.11		Form of the Company’s 3.7500% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2021)
Exhibit 4.12		Supplemental Indenture No. 11, dated as of February 14, 2024, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to current Report on Form 8-K filed February 14, 2024)
Exhibit 4.13		Form of the Company’s 6.2500% Senior Notes due 2029 (included in Exhibit 4.12)
Exhibit 10.1	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)
Exhibit 10.2	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)
Exhibit 10.3	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)
Exhibit 10.4	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference as Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.5	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.6	**	Employment Agreement dated as of December 30, 2021, between Hillenbrand, Inc. and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed February 2, 2022)
Exhibit 10.7	**	Change in Control Agreement dated as of December 30, 2021, between Hillenbrand, Inc. and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed February 2, 2022)
Exhibit 10.8	**	Employment Agreement dated as of March 14, 2022, by and between Hillenbrand, Inc. and Robert M. VanHimbergen (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2022)
Exhibit 10.9		Private Shelf Agreement dated as of December 6, 2012, by and between Hillenbrand, Inc. and Prudential Investment Management, Inc. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed February 4, 2013)
Exhibit 10.10	**
Amended and Restated Hillenbrand, Inc. Stock Incentive Plan (Amended and Restated as of December 3, 2020 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2021)

Exhibit 10.11	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.12	**	Hillenbrand, Inc. Third Amended and Restated Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2021)
Exhibit 10.13	**	Employment Agreement, dated January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.14	**	Restricted Stock Unit Award Agreement, dated as of January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.15	**	Sign-on and Retention Agreement, dated as of November 17, 2021, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.16	**	Cash Award Agreement, dated as of January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.17	**	Employment Agreement, dated as of October 1, 2015, between Hillenbrand, Inc. and Nicholas Farrell (Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.18	**	Form of Change in Control Agreement (2021 revision) (Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.19		Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 19, 2014)

Exhibit 10.20		Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2014)
Exhibit 10.21		Amendment No. 3 to Private Shelf Agreement, dated March 24, 2016, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2016)
Exhibit 10.22		Amendment No. 4 to the Private Shelf Agreement, dated as of December 8, 2017, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2017)
Exhibit 10.23	**	Employment Agreement dated as of June 18, 2018, by and between Hillenbrand, Inc. and J. Michael Whitted (Incorporated by reference as Exhibit 10.33 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.24	**	Employment Agreement, dated January 21, 2014, by and between Hillenbrand Germany
Holding GmbH and Ulrich Bartel (Incorporated by reference as Exhibit 10.24 on Annual Report on Form 10-K filed November 15, 2023)
Exhibit 10.25	**	Employment Agreement, dated March 30, 2020, by and between Mold-Masters (2007) Limited and Ling An-Heid (Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 3, 2021)
Exhibit 10.26		Fourth Amended and Restated Credit Agreement, dated as of June 8, 2022, among Hillenbrand, Inc., the subsidiary borrowers named therein, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the co-syndication agents and co-documentation agents named therein (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 13, 2022)
Exhibit 10.27		Amendment No. 5 to Private Shelf Agreement, dated as of September 4, 2019, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 4, 2019)
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

Exhibit 10.31	***	Syndicated L/G Facility Agreement, dated June 21, 2022, among Hillenbrand, Inc., certain of its subsidiaries party thereto, Commerzbank Aktiengesellschaft and other lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2022)
Exhibit 10.32	**	Form of Performance-Based Unit Award Agreement (Shareholder Value Delivered) (2021 revision) (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.33	**	Form of Performance Based Unit Award Agreement (Relative Total Shareholder Return) (2021 revision) (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.34	**	Form of Restricted Stock Unit Award Agreement (2021 revision) (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.35	**	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) (2021 revision) (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.36		Amendment No. 8 to Private Shelf Agreement, dated as of June 9, 2022, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed June 13, 2022)

Exhibit 10.37	**	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of June 21, 2023, among Hillenbrand, Inc., the subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2023)
Exhibit 10.38	**	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of July 14, 2023, among Hillenbrand, Inc., the subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (Incorporated by reference as Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 2, 2023)
Exhibit 10.39		Amendment and Restatement Agreement, dated June 22, 2023, between Hillenbrand, Inc., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Commerzbank Aktiengesellschaft and the other financial institutions party thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed June 23, 2023)
Exhibit 10.40		Executive Matching Shares Program (Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 7, 2024)
Exhibit 10.41	***	Agreement for Purchase and Sale of Real Property, dated September 11, 2024, by and between Milacron LLC and HILBAOH001 LLC and HILMTOH001 LLC (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2024)
Exhibit 10.42		Amendment No. 4 to Fourth Amended and Restated Credit Agreement, dated as of September 23, 2024, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 24, 2024)
Exhibit 10.43		Amendment, dated September 24, 2024, to the L/G facility agreement, originally dated June 21, 2022 and amended and restated on June 22, 2023, between Hillenbrand, Inc., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Commerzbank Aktiengesellschaft and the other financial institutions party thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 24, 2024)
Exhibit 19	*	Insider Trading and Disclosure Policy
Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.
Exhibit 22	*	List of Guarantor Subsidiaries of Hillenbrand, Inc.
Exhibit 23.1	*	Consent of Ernst & Young LLP
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 97.1		Hillenbrand, Inc. Clawback Policy (Incorporated by reference as Exhibit 97.1 to Annual Report on Form 10-K filed November 15, 2023)
The following documents are being filed pursuant to Inline XBRL:

Exhibit 101		The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.
***	Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Hillenbrand hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND, INC.

By:	/s/ Kimberly K. Ryan
Kimberly K. Ryan
President and Chief Executive Officer
November 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Helen W. Cornell	Chairperson of the Board	November 19, 2024
Helen W. Cornell

/s/ Kimberly K. Ryan	President, Chief Executive Officer, and Director	November 19, 2024
Kimberly K. Ryan	(Principal Executive Officer)

/s/ Robert M. VanHimbergen	Senior Vice President and Chief Financial Officer	November 19, 2024
Robert M. VanHimbergen	(Principal Financial Officer)

/s/ Megan A. Walke	Vice President and Chief Accounting Officer	November 19, 2024
Megan A. Walke	(Principal Accounting Officer)

/s/ Gary L. Collar	Director	November 19, 2024
Gary L. Collar

/s/ Joy M. Greenway	Director	November 19, 2024
Joy M. Greenway

/s/ Daniel C. Hillenbrand	Director	November 19, 2024
Daniel C. Hillenbrand

/s/ Neil S. Novich	Director	November 19, 2024
Neil S. Novich

/s/ Dennis W. Pullin	Director	November 19, 2024
Dennis W. Pullin

/s/ Jennifer W. Rumsey	Director	November 19, 2024
Jennifer W. Rumsey

/s/ Inderpreet Sawhney	Director	November 19, 2024
Inderpreet Sawhney

/s/ Stuart A. Taylor II	Director	November 19, 2024
Stuart A. Taylor II