Form 10-Q
period 2024-12-31
Hillenbrand, Inc.
filed 2025-02-05
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

The registrant had 70,420,357 shares of common stock, no par value per share, outstanding as of January 31, 2025.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2024	2023
Net revenue	$706.9	$773.3
Cost of goods sold	471.9	522.3
Gross profit	235.0	251.0
Operating expenses	171.1	157.9
Amortization expense	25.2	25.5
Pension settlement (gain) charge	(1.7)	8.3
Interest expense, net	25.1	29.8
Income from continuing operations before income taxes	15.3	29.5
Income tax expense	6.4	10.0
Income from continuing operations	8.9	19.5
Loss from discontinued operations (net of income tax expense)	—	(0.3)
Consolidated net income	8.9	19.2
Less: Net income attributable to noncontrolling interests	2.5	2.0
Net income attributable to Hillenbrand	$6.4	$17.2

Earnings per share
Basic earnings per share
Income from continuing operations attributable to Hillenbrand	$0.09	$0.25
Income from discontinued operations	—	—
Net income attributable to Hillenbrand	$0.09	$0.25
Diluted earnings per share
Income from continuing operations attributable to Hillenbrand	$0.09	$0.25
Loss from discontinued operations	—	(0.01)
Net income attributable to Hillenbrand	$0.09	$0.24
Weighted average shares outstanding (basic)	70.6	70.3
Weighted average shares outstanding (diluted)	70.6	70.5

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended December 31,
	2024	2023
Consolidated net income	$8.9	$19.2
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustment (1)	(63.9)	49.3
Pension and postretirement	0.8	6.0
Change in net unrealized gain on derivative instruments	27.9	0.9
Total changes in other comprehensive (loss) income, net of tax	(35.2)	56.2
Consolidated comprehensive (loss) income	(26.3)	75.4
Less: Comprehensive income attributable to noncontrolling interests	1.9	2.0
Comprehensive (loss) income attributable to Hillenbrand	$(28.2)	$73.4

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2024 (unaudited)	September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$208.0	$199.3
Trade receivables, net	309.5	350.1
Receivables from long-term manufacturing contracts, net	289.5	302.7
Inventories, net	521.7	525.2
Prepaid expenses and other current assets	134.0	132.6
Total current assets	1,462.7	1,509.9
Property, plant, and equipment, net	303.7	316.6
Operating lease right-of-use assets, net	157.8	168.7
Intangible assets, net	1,229.4	1,285.9
Goodwill	1,779.1	1,835.7
Other long-term assets	126.7	121.9
Total Assets	$5,059.4	$5,238.7

LIABILITIES
Current Liabilities
Trade accounts payable	$405.3	$444.8
Liabilities from long-term manufacturing contracts and advances	293.8	315.2
Current portion of long-term debt	20.9	20.6
Accrued compensation	93.1	122.0
Other current liabilities	276.6	286.5
Total current liabilities	1,089.7	1,189.1
Long-term debt	1,885.0	1,872.4
Accrued pension and postretirement healthcare	102.0	109.3
Operating lease liabilities	131.8	141.1
Deferred income taxes	295.5	314.3
Other long-term liabilities	139.0	155.1
Total Liabilities	$3,643.0	$3,781.3

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 70.4 and 70.2 shares outstanding)	—	—
Additional paid-in capital	707.6	712.6
Retained earnings	1,035.5	1,045.2
Treasury stock (5.4 and 5.6 shares, at cost)	(230.6)	(238.2)
Accumulated other comprehensive loss	(131.2)	(96.6)
Hillenbrand Shareholders’ Equity	1,381.3	1,423.0
Noncontrolling interests	35.1	34.4
Total Shareholders’ Equity	1,416.4	1,457.4

Total Liabilities and Shareholders’ Equity	$5,059.4	$5,238.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended December 31,
	2024	2023
Operating activities from continuing operations
Consolidated net income	$8.9	$19.2
Adjustments to reconcile income from continuing operations to used in operating activities:
Total loss from discontinued operations (net of income tax expense)	—	0.3
Depreciation and amortization	37.9	38.8
Deferred income taxes	(4.8)	(22.4)
Amortization of deferred financing costs	1.2	1.1
Share-based compensation	4.7	5.2
Trade accounts receivable, net and receivables from long-term manufacturing contracts	17.2	36.7
Inventories, net	(13.3)	(1.7)
Prepaid expenses and other current assets	(3.6)	(22.0)
Trade accounts payable	(23.8)	(38.9)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(25.8)	(57.7)
Income taxes payable	(8.9)	14.9
Accrued pension and postretirement	(0.5)	6.5
Other, net	(0.5)	(4.0)
Net cash used in operating activities from continuing operations	(11.3)	(24.0)

Investing activities from continuing operations
Capital expenditures	(10.2)	(12.4)
Proceeds from sales of property, plant, and equipment	0.5	0.1
Cross-currency swap settlement	9.1	—
Collection of deferred purchase price receivables	10.1	—
Other, net	—	(2.8)
Net cash provided by (used in) investing activities from continuing operations	9.5	(15.1)

Financing activities from continuing operations
Repayments on long-term debt	(4.9)	(2.5)
Proceeds from revolving credit facilities	119.6	31.4
Repayments on revolving credit facilities	(68.2)	(24.2)
Payments of dividends on common stock	(15.8)	(15.6)
Proceeds from stock option exercises	0.8	0.6
Payments for employee taxes on net settlement equity awards	(3.2)	(5.3)
Other, net	(1.5)	(1.5)
Net cash provided by (used in) financing activities from continuing operations	26.8	(17.1)
Cash provided by (used in) continuing operations	25.0	(56.2)
Cash used in discontinued operations:
Operating cash flows	—	—
Investing cash flows	—	—
Total cash used in discontinued operations	—	—
Effect of exchange rates on cash and cash equivalents	(14.4)	5.6
Net cash flows	10.6	(50.6)

Cash, cash equivalents, and restricted cash:
At beginning of period	227.9	250.2
At end of period	$238.5	$199.6

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended December 31, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2024	75.8	$712.6	$1,045.2	5.6	$(238.2)	$(96.6)	$34.4	$1,457.4
Total other comprehensive loss, net of tax	—	—	—	—	—	(34.6)	(0.6)	(35.2)
Net income	—	—	6.4	—	—	—	2.5	8.9
Issuance/retirement of stock for stock awards/options	—	(10.0)	—	(0.2)	7.6	—	—	(2.4)
Share-based compensation	—	4.7	—	—	—	—	—	4.7
Dividends ($0.225 per share)	—	0.3	(16.1)	—	—	—	(1.2)	(17.0)
Balance at December 31, 2024	75.8	$707.6	$1,035.5	5.4	$(230.6)	$(131.2)	$35.1	$1,416.4

	Three Months Ended December 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2023	75.8	$709.5	$1,319.6	5.9	$(251.7)	$(147.1)	$32.6	$1,662.9
Total other comprehensive income, net of tax	—	—	—	—	—	56.2	—	56.2
Net income	—	—	17.2	—	—	—	2.0	19.2
Issuance/retirement of stock for stock awards/options	—	(13.7)	—	(0.2)	9.0	—	—	(4.7)
Share-based compensation	—	5.2	—	—	—	—	—	5.2
Dividends ($0.2225 per share)	—	0.2	(15.8)	—	—	—	(1.2)	(16.8)
Purchase of noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Balance at December 31, 2023	75.8	$701.2	$1,321.0	5.7	$(242.7)	$(90.9)	$30.4	$1,719.0

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

Hillenbrand is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment, hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies.

The Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries. They also include three subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The unaudited Consolidated Financial Statements have been prepared on the same basis as, and should be read in conjunction with, the audited Consolidated Financial Statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the SEC on November 19, 2024. In the opinion of management, these unaudited Consolidated Financial Statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature. The interim period results are subject to variation and are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year.

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net revenue and expenses during the period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition under the over time method, establishment of reserves related to credit losses, warranties, income taxes, litigation, and self-insurance.

2.Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2024.

Recently issued accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires additional disclosures pertaining to significant expenses and other items of an entity’s reportable operating segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (fiscal 2025), and interim periods beginning in fiscal 2026. The Company is currently evaluating the impact of ASU 2023-07 on the Consolidated Financial Statements.

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

In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules will be effective for annual periods beginning in calendar 2025 (fiscal 2026). In April 2024, the SEC voluntarily stayed implementation of the final rules pending certain legal challenges. The Company is assessing the effect of the new rules on our Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the Consolidated Statement of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (fiscal 2028), and for interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029), with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on the Consolidated Financial Statements.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at December 31, 2024 and September 30, 2024, was $289.5 and $302.7, respectively. The change was driven by the impact of net revenue recognized prior to billings to customers. The balance in the liabilities from long-term manufacturing contracts and advances at December 31, 2024 and September 30, 2024, was $293.8 and $315.2, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the three months ended December 31, 2024 and 2023, related to liabilities from long-term manufacturing contracts and advances as of September 30, 2024 and 2023, was $95.6 and $116.4, respectively. During the three months ended December 31, 2024 and 2023, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of December 31, 2024, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $1,816.7. Approximately 88% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by geography:

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$229.2	$102.9	$332.1	$264.2	$109.9	$374.1
Asia	128.8	60.2	189.0	146.3	60.5	206.8
Europe, the Middle East, and Africa	153.1	32.7	185.8	157.8	34.6	192.4
Total	$511.1	$195.8	$706.9	$568.3	$205.0	$773.3

(1)The Company attributes net revenue to a geography based upon the location of the end customer.

The following tables present net revenue by timing of transfer:

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$269.8	$181.1	$450.9	$278.2	$186.4	$464.6
Over time	241.3	14.7	256.0	290.1	18.6	308.7
Total	$511.1	$195.8	$706.9	$568.3	$205.0	$773.3

4.Supplemental Consolidated Balance Sheet Information

	December 31, 2024	September 30, 2024
Allowance for credit losses	$13.7	$13.6

Warranty reserves	$46.7	$47.9

Accumulated depreciation on property, plant, and equipment	$268.7	$265.6

Inventories, net:
Raw materials and components	$248.1	$247.0
Work in process	120.1	127.6
Finished goods	153.5	150.6
Total inventories, net	$521.7	$525.2

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$208.0	$198.4
Short-term restricted cash included in other current assets	6.9	1.2
Long-term restricted cash included in other long-term assets	23.6	—
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$238.5	$199.6

Equity Method Investment

The Consolidated Financial Statements include our 46% interest in TerraSource Holdings, LLC (“Holdings”), which is accounted for using the equity method of accounting as we have significant influence over the operating and financial policies of Holdings; however, we do not control Holdings. When we record our proportionate share of net income, we record it as a reduction to Operating expenses in the Consolidated Statements of Operations and increase the carrying value of our equity method investment. Conversely, when we record our proportionate share of a net loss, if applicable, we record it within Operating expenses in the Consolidated Statements of Operations and decrease the carrying value of our equity method investment. The value of our equity method investment in Holdings, which is recorded in Other long-term assets, was $12.0 and $9.2 at December 31, 2024 and September 30, 2024, respectively. We recorded our proportionate share of net income of Holdings of $2.8 and $1.5 for the three months ended December 31, 2024 and 2023, respectively, as a reduction of Operating expenses.

Supplier Finance Program

The Company has an agreement with a third-party to facilitate a supply chain finance (“SCF”) program with participating financial institutions. The SCF program allows qualifying suppliers to sell their receivables, on an invoice level at the selection of the supplier, from the Company to the financial institutions and negotiate their outstanding receivable arrangements and associated fees directly with the financial institutions. Hillenbrand is not party to the agreements between the supplier and the financial institutions. The supplier invoices that have been confirmed as valid under the SCF program require payment in full by the financial institutions to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program.

All outstanding amounts related to suppliers participating in the SCF program are recorded upon confirmation with the third-party financial institutions in trade accounts payable in the Consolidated Balance Sheets, and associated payments are included in cash used in operating activities in the Consolidated Statements of Cash Flows. The Company’s outstanding obligations included in trade accounts payable as of December 31, 2024 and September 30, 2024, were $14.4 and $16.0, respectively.

Trade Receivables Financing Agreements

The Company sells a small percentage of its trade receivables to outside financial institutions in the normal course of business. These trade receivable financing agreements are accounted for as a true sale of assets under the provisions of Accounting Standards Codification (“ASC”) 860, Transfer and Servicing (“ASC 860”). During fiscal 2024, the Company executed an amendment of one of its trade receivables financing agreement (as amended, the “Amended Agreement”) with a financial institution. In accordance with ASC 860 this Amended Agreement is deemed a true sale, as the Company retains no rights or interest and has no obligations with respect to the trade receivables, and has no continuing involvement with the trade receivables once transferred to the financial institution. As part of the Amended Agreement, we receive the majority of the proceeds of the trade receivables sold to the financial institution upon sale in cash (level 1 fair value measurement) with the remaining portion of the proceeds held by the financial institution as a deferred purchase price (“DPP”) (level 2 fair value measurement) until the collection of the trade receivables sold. The DPP receivables are ultimately realized by the Company following the collection of the underlying trade receivables sold to the financial institution (typically within 90 - 120 days). As defined in the Amended Agreement, the financial institution is responsible for any credit risk associated with the sold trade receivables. There is no limit on the amount of trade receivables that can be sold under the Amended Agreement; however, all trade receivables must be accepted by the financial institution prior to sale.

Sales of trade receivables under the Amended Agreement and other trade receivable factoring arrangements were $70.8 and $7.2 for the three months ended December 31, 2024 and 2023, respectively, and cash collections from customers on trade receivables sold were $71.7 and $7.2 during the three months ended December 31, 2024 and 2023, respectively. The Company acts as a servicer (collects customer cash on behalf of the financial institution) for one of its trade receivables factoring arrangements. The servicing fee associated with this trade receivables factoring arrangement was not material to the Company for the three months ended December 31, 2024 and 2023, respectively. Amounts collected on behalf of the financial institution under this trade receivables factoring arrangement and owed to the financial institution were $2.2 and $3.1 at December 31, 2024 and September 30, 2024, respectively. The loss on the sale of trade receivables under the Amended Agreement and other trade receivables factoring arrangements was not material to the Company for the three months ended December 31, 2024 and 2023. As of December 31, 2024 and September 30, 2024, trade receivables in the amount of $28.5 and $34.2, respectively were sold to the financial institution and are not reflected in trade receivables in the Consolidated Balance Sheets.

The following roll forward summarizes the activity related to the DPP receivables:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Beginning DPP receivables balance	$6.7	$—
Non-cash additions to DPP receivables	9.2	—
Cash collections on DPP receivables	(10.1)	—
Ending DPP receivables balance	$5.8	$—

5.Leases

For the three months ended December 31, 2024 and 2023, the Company recognized $10.5 and $8.5 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period. The Company’s finance leases were insignificant as of December 31, 2024 and September 30, 2024.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	December 31, 2024	September 30, 2024
Operating lease right-of-use assets, net	$157.8	$168.7

Other current liabilities	20.5	22.0
Operating lease liabilities	131.8	141.1
Total operating lease liabilities	$152.3	$163.1

Weighted-average remaining lease term (in years)	10.1	10.3

Weighted-average discount rate	6.3%	6.3%

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2025 (excluding the three months ended December 31, 2024)	$21.4
2026	25.9
2027	23.0
2028	20.8
2029	19.2
Thereafter	111.4
Total lease payments	221.7
Less: imputed interest	(69.4)
Total present value of lease payments	$152.3

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Three Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$8.0	$6.8
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	4.6	4.9
Operating leases acquired in business combinations	—	3.5

6.Intangible Assets and Goodwill

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	December 31, 2024		September 30, 2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,278.6	$(386.8)	$1,316.9	$(379.4)
Technology, including patents	189.3	(101.8)	192.3	(100.9)
Software	56.4	(38.9)	53.0	(35.3)
Trade names	50.2	(11.5)	52.5	(10.6)
	1,574.5	(539.0)	1,614.7	(526.2)
Indefinite-lived assets:
Trade names	193.9	—	197.4	—

Total	$1,768.4	$(539.0)	$1,812.1	$(526.2)

Finite-lived intangible assets, net of $658.6 and $693.0 are included in the Advanced Process Solutions reportable operating segment at December 31, 2024 and September 30, 2024, respectively. Indefinite-lived intangible assets of $108.8 and $112.3 are included in the Advanced Process Solutions reportable operating segment at December 31, 2024 and September 30, 2024, respectively. The net change in intangible assets in the Advanced Process Solutions reportable operating segment during the three months ended December 31, 2024, was driven primarily by amortization and foreign currency adjustments.

Finite-lived intangible assets, net of $369.7 and $388.3 are included in the Molding Technology Solutions reportable operating segment at December 31, 2024 and September 30, 2024, respectively. Indefinite-lived intangible assets of $85.1 are included in the Molding Technology Solutions reportable operating segment at both December 31, 2024 and September 30, 2024. The net change in intangible assets in the Molding Technology Solutions reportable operating segment during the three months ended December 31, 2024, was driven primarily by amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments. The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the three months ended December 31, 2024:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance as of September 30, 2024	$1,430.2	$405.5	$1,835.7
Foreign currency adjustments	(48.7)	(7.9)	(56.6)
Balance as of December 31, 2024	$1,381.5	$397.6	$1,779.1

During the three months ended December 31, 2024 and 2023, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

7.Financing Agreements
The following table summarizes Hillenbrand’s current and long-term debt as of:

	December 31, 2024	September 30, 2024
$1,000 revolving credit facility (excluding outstanding letters of credit)	$329.0	$298.5
$200 term loan	180.0	182.5
€185 term loan	180.9	196.5
$500 senior unsecured notes (1)	495.0	494.6
$375 senior unsecured notes (2)	373.8	373.6
$350 senior unsecured notes (3)	347.2	347.1
Other	—	0.2
Total debt	1,905.9	1,893.0
Less: current portion	20.9	20.6
Total long-term debt	$1,885.0	$1,872.4

(1)Includes unamortized debt issuance costs of $5.0 and $5.4 at December 31, 2024 and September 30, 2024, respectively.
(2)Includes unamortized debt issuance costs of $1.0 and $1.2 at December 31, 2024 and September 30, 2024, respectively.
(3)Includes unamortized debt issuance costs of $2.8 and $2.9 at December 31, 2024 and September 30, 2024, respectively.

As of December 31, 2024, the Company had $17.7 in outstanding letters of credit issued and $653.3 of borrowing capacity under the revolving credit facility (the “Facility”), of which $424.3 was immediately available based on the Company’s most restrictive covenant. The weighted-average interest rate on borrowings under the Facility was 4.96% and 5.84% for the three months ended December 31, 2024 and 2023, respectively. The weighted average facility fee on the Facility was 0.24% and 0.20% for the three months ended December 31, 2024 and 2023, respectively. The weighted-average interest rate on the $200 term loan was 6.69% and 5.60% for the three months ended December 31, 2024 and 2023, respectively. The weighted-average interest rate on the €185 term loan was 5.05% and 5.60% for the three months ended December 31, 2024 and 2023, respectively.

Remaining unamortized deferred financing costs related to the Facility, $200 term loan and €185 term loan were $5.0 in aggregate, as of December 31, 2024, and are being amortized to interest expense over the remaining term of these agreements.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of December 31, 2024 and September 30, 2024, the Company had credit arrangements totaling $561.3 and $594.3, respectively, under which $331.7 and $400.2, respectively, were used for guarantees. These arrangements include the Company’s Syndicated L/G Facility Agreement (“L/G Facility”) and other ancillary credit facilities. Remaining unamortized deferred financing costs related to the L/G Facility were $1.4 as of December 31, 2024, and are being amortized to interest expense over the remaining term of the agreement.

As of December 31, 2024, Hillenbrand was in compliance with all covenants contained in the foregoing agreements and credit instruments and there were no events of default.

8.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension (benefit) cost included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2024	2023	2024	2023
Service costs	$—	$—	$0.7	$0.5
Interest costs	0.2	2.0	0.8	1.1
Expected return on plan assets	—	(2.7)	(0.3)	(0.4)
Amortization of net loss (gain)	—	0.1	(0.2)	(0.2)
Settlement (gain) charge	(1.7)	8.3	—	—
Net periodic pension (benefit) cost	$(1.5)	$7.7	$1.0	$1.0

On July 18, 2023, we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in December 2023, funded by the existing assets in the Plan. In April 2024, the remaining assets of the Plan were used to purchase annuities to support the remaining obligation, resulting in the termination and liquidation of the Plan. During the three months ended December 31, 2024, the Company received one-time premium refunds of $1.7 related to the termination of the Plan, which was recorded as a pretax pension settlement gain on the Consolidated Statement of Operations. During the three months ended December 31, 2023, the Company recorded a non-cash settlement pre-tax charge of $8.3, related to the termination and liquidation of the Plan.

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $3.1 and $2.9 for the three months ended December 31, 2024, and 2023, respectively.

9.Income Taxes

The effective tax rates for the three months ended December 31, 2024 and 2023 were 41.8% and 33.9%, respectively. The increase in the effective tax rate was primarily driven by an increase in unrecognized tax benefits, the expiration of a reduced incentive tax rate for certain operations located in China, and a reduced discrete tax benefit for equity compensation, partially offset by the revaluation of Canadian deferred tax liabilities as a result of currency fluctuation, and a reduction of the tax accrual for unrepatriated earnings.

10.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 630,000 and 440,000 shares at December 31, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2024	2023
Income from continuing operations	$8.9	$19.5
Less: Net income attributable to noncontrolling interests	2.5	2.0
Income from continuing operations attributable to Hillenbrand	$6.4	$17.5

Weighted-average shares outstanding (basic - in millions)	70.6	70.3
Effect of dilutive stock options and other unvested equity awards (in millions)	—	0.2
Weighted-average shares outstanding (diluted - in millions)	70.6	70.5

Basic earnings per share from continuing operations attributable to Hillenbrand	$0.09	$0.25
Diluted earnings per share from continuing operations attributable to Hillenbrand	$0.09	$0.25

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	0.9	0.6

11. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2024	$(15.6)	$(55.4)	$(25.6)	$(96.6)
Other comprehensive loss before reclassifications:
Before tax amount	1.1	(63.3)	26.5	(35.7)	$(0.6)	$(36.3)
Tax benefit	(0.3)	—	0.7	0.4	—	0.4
After tax amount	0.8	(63.3)	27.2	(35.3)	(0.6)	(35.9)
Amounts reclassified from accumulated other comprehensive loss (2)	—	—	0.7	0.7	—	0.7
Net current period other comprehensive income (loss)	0.8	(63.3)	27.9	(34.6)	$(0.6)	$(35.2)
Balance at December 31, 2024	$(14.8)	$(118.7)	$2.3	$(131.2)

(1)Includes gain and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2023	$(34.5)	$(107.1)	$(5.5)	$(147.1)
Other comprehensive income before reclassifications:
Before tax amount	(0.4)	49.3	0.3	49.2	$—	$49.2
Tax benefit	0.2	—	(0.1)	0.1	—	0.1
After tax amount	(0.2)	49.3	0.2	49.3	—	49.3
Amounts reclassified from accumulated other comprehensive loss (2)	6.2	—	0.7	6.9	—	6.9
Net current period other comprehensive income	6.0	49.3	0.9	56.2	$—	$56.2
Balance at December 31, 2023	$(28.5)	$(57.8)	$(4.6)	$(90.9)

(1)Includes gains and losses on intra-foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended December 31, 2024
	Amortization of Pension and Postretirement (1)		Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.3	$0.3
Operating expenses	—	—	0.5	0.5
Total before tax	$—	$—	$0.8	$0.8
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.7

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 8).

	Three Months Ended December 31, 2023
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	0.3	0.3
Operating expenses	8.2	—	0.5	8.7
Total before tax	$8.2	$—	$0.7	$8.9
Tax expense				(2.0)
Total reclassifications for the period, net of tax				$6.9

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 8).

12.Share-Based Compensation

	Three Months Ended December 31,
	2024	2023
Share-based compensation costs	$4.7	$5.2
Less impact of income taxes	1.1	1.2
Share-based compensation costs, net of tax	$3.6	$4.0

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

During the three months ended December 31, 2024, the Company made the following grants:

Number of Units
Time-based stock awards	354,713
Performance-based stock awards (maximum that can be earned)	588,686

The Company’s time-based stock awards and performance-based stock awards granted during the three months ended December 31, 2024, had weighted-average grant date fair values of $33.62 and $40.06, respectively. Included in the performance-based stock awards granted during the three months ended December 31, 2024 are 294,386 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

13.Commitments and Contingencies

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

The recorded amounts represent the best estimate of costs that the Company will incur in relation to such exposures, but it is possible that actual costs will differ from those estimates.

At December 31, 2024 and September 30, 2024, the Company had $11.2, included in other current liabilities on the Consolidated Balance Sheets, related to a discrete commercial dispute stemming from a contract entered into with a Molding Technology Solutions’ customer prior to the Company’s acquisition of the Molding Technology Solutions reportable operating segment.

14.Fair Value Measurements

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

	Carrying Value at December 31, 2024	Fair Value at December 31, 2024 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$208.0	$208.0	$—	$—
DPP receivables	5.8	—	5.8	—
Restricted cash	1.0	1.0	—	—
Restricted cash for benefit plan contributions	29.5	29.5	—	—
Investments in rabbi trust	5.5	5.5	—	—
Derivative instruments	22.3	—	22.3	—

Liabilities:
Revolving credit facility	329.0	—	329.0	—
$200 term loan	180.0	—	180.0	—
€185 term loan	180.9	—	180.9	—
$350 senior unsecured notes	350.0	306.2	—	—
$375 senior unsecured notes	374.8	372.1	—	—
$500 senior unsecured notes	500.0	501.4	—	—
Derivative instruments	28.1	—	28.1	—
Contingent consideration	14.6	—	—	14.6

	Carrying Value at September 30, 2024	Fair Value at September 30, 2024 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$199.3	$199.3	$—	$—
DPP receivables	6.7	—	6.7	—
Restricted cash	1.1	1.1	—	—
Restricted cash for benefit plan contributions	27.5	27.5	—	—
Investments in rabbi trust	4.8	4.8	—	—
Derivative instruments	19.0	—	19.0	—

Liabilities:
Revolving credit facility	298.5	—	298.5	—
$200 term loan	182.5	—	182.5	—
€185 term loan	196.5	—	196.5	—
$350 senior unsecured notes	350.0	312.9	—	—
$375 senior unsecured notes	374.8	373.7	—	—
$500 senior unsecured notes	500.0	509.8	—	—
Derivative instruments	40.5	—	40.5	—
Contingent consideration	14.6	—	—	14.6

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
•The fair values of the amounts outstanding under the Facility, $200 term loan, and €185 term loan approximate carrying value, as the Company believes their variable interest rate terms correspond to current market terms, and therefore, are classified within Level 2 of the fair value hierarchy.
•The fair values of the $350 senior unsecured notes, $375 senior unsecured notes, and $500 senior unsecured notes were based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
•The contingent consideration of $14.6 reflects the estimated fair value of contingent future cash payments to the previous owners of FPM for research and development tax credits that were generated by FPM prior to the acquisition date. The Company estimated the fair value of the contingent consideration based on the technical merits of the research and development tax credits using an internally developed analysis. The key inputs to this calculation include the nature of the research and development activities, personnel involved in the research and development activities, the level of research and development spend prior to acquisition by the Company, and interpretation of applicable tax law. The value of these credits is subject to audit by the tax authorities and to the closing of the statute of limitations for the year in which the tax credits are fully utilized, the timing of which is not able to be determined at this time, but we expect to extend several years. There have been no changes in the estimated fair value of the initial calculation of the contingent consideration during the three months ended December 31, 2024. The inputs for the liability are unobservable, and therefore, are classified within Level 3 of the fair value hierarchy.

Derivative instruments

Hillenbrand participates in cross-currency swap agreements aiming to hedge the variability in the movement of foreign currency exchange rates for its operations in Europe, while simultaneously lowering the Company’s overall borrowing costs. The maturity dates of these agreements range from 2027 to 2029. These agreements qualify for hedge accounting and accordingly the changes in the fair value of the derivatives are recorded in other comprehensive (loss) income and remain in accumulated other comprehensive loss attributable to Hillenbrand in shareholders’ equity until the hedged item is recognized in earnings. We assess the effectiveness of cross-currency swap contracts using the spot method, and the difference between the interest rate received and paid under the cross-currency swap agreements is recorded in interest expense, net, in the Consolidated Statements of Operations. As a result of participating in these cross-currency swap agreements, Hillenbrand recorded a reduction in interest expense, net of $3.2 and $0.0 during the three months ended December 31, 2024 and 2023, respectively. Hillenbrand presents the cross-currency swap agreements’ periodic settlements in operating activities in the Consolidated Statements of Cash Flows.

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

The aggregate notional value of the cross-currency swap agreements was $691.9 and $727.8 at December 31, 2024 and September 30, 2024, respectively. The aggregate notional value of the foreign currency exchange forward contract derivatives was $262.4 and $172.5 at December 31, 2024 and September 30, 2024, respectively. The derivatives are recorded at fair value in prepaid expenses and other current assets, other current liabilities, and other long-term liabilities in the Consolidated Balance Sheets.

15.Segment and Geographical Information

As previously described, on February 1, 2023, the Company completed the divestiture of Batesville. The operating results and cash flows for Batesville have been classified as discontinued operations within the Consolidated Financial Statements for all periods presented.

Hillenbrand is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. The Company’s reportable operating segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended December 31,
	2024	2023
Net revenue
Advanced Process Solutions	$511.1	$568.3
Molding Technology Solutions	195.8	205.0
Total	$706.9	$773.3

Adjusted EBITDA (1)
Advanced Process Solutions	$82.8	$96.0
Molding Technology Solutions	27.4	32.1
Corporate	(13.1)	(14.0)

Net revenue (2)
United States	$284.7	$326.9
China	81.1	91.9
India	57.1	57.9
Germany	51.1	59.1
All other countries	232.9	237.5
Total	$706.9	$773.3

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP financial measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	December 31, 2024	September 30, 2024
Total assets
Advanced Process Solutions	$3,331.7	$3,470.8
Molding Technology Solutions	1,551.2	1,600.0
Corporate	176.5	167.9
Total	$5,059.4	$5,238.7

Tangible long-lived assets, net
United States	$184.1	$186.1
Germany	123.5	134.5
China	34.8	37.1
India	33.9	35.6
All other foreign business units	85.2	92.0
Total	$461.5	$485.3

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended December 31,
	2024	2023
Adjusted EBITDA:
Advanced Process Solutions	$82.8	$96.0
Molding Technology Solutions	27.4	32.1
Corporate	(13.1)	(14.0)
Add:
Loss from discontinued operations (net of income tax expense)	—	(0.3)
Less:
Interest expense, net	25.1	29.8
Income tax expense	6.4	10.0
Depreciation and amortization	37.9	38.8
Pension settlement (gain) charge	(1.7)	8.3
Business acquisition, divestiture, and integration costs	18.1	5.6
Inventory step-up costs	—	1.5
Restructuring and restructuring-related charges	2.4	0.6
Consolidated net income	$8.9	$19.2

16.Subsequent Event

On February 5, 2025, the Company entered into a definitive agreement to sell an ownership stake of approximately 51% in its Milacron injection molding and extrusion business to an affiliate of Bain Capital, while retaining an approximate 49% ownership stake. The purchase price is expected to be $287.0, subject to customary adjustments, and will be paid in cash. The Company expects the transaction to close in the second or third quarter of 2025.

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

The following list, though not exhaustive, contains words that could indicate a forward-looking statement.

intend	believe	plan	expect	may	goal	would	project	position	future	outlook
become	pursue	estimate	will	forecast	continue	could	anticipate	remain	likely
target	encourage	promise	improve	progress	potential	should	impact	strategy	assume

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the continued volatility in the financial markets, including as a result of the United States (“U.S.”) presidential election; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; increasing competition for highly skilled and talented workers, as well as labor shortages; closures or slowdowns and changes in labor costs and labor difficulties; uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change; uncertainty related to environmental regulation, including the Securities and Exchange Commission’s (“SEC”) final climate rules and litigation regarding its enforceability; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; economic and financial conditions including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; uncertainty in U.S. global trade policy and risks with governmental instability in certain parts of the world such as Germany; our level of international sales and operations; negative effects of acquisitions, including the Schenck Process Food and Performance Materials (“FPM”) business and Linxis Group SAS (“Linxis”) acquisitions, on the Company’s business, financial condition, results of operations and financial performance; competition in the industries in which we operate, including on price; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or divestiture, including the Milacron injection molding and extrusion business sale (the “Proposed Transaction”), including potential synergies and cost savings or the failure of the Company or any acquired company, or the Proposed Transaction, to achieve its plans and objectives generally; any failure by the parties to satisfy any conditions to the Proposed Transaction; the possibility that the Proposed Transaction is ultimately not consummated; potential adverse effects of the announcement or results of the Proposed Transaction on the market price of the Company’s common stock or on the ability of the Company to develop and maintain relationships with its personnel and customers, suppliers and others with whom it does business or otherwise on the Company’s business, financial condition, results of operations and financial performance; risks related to diversion of management’s attention from our ongoing business operations due to the Proposed Transaction; impacts of decreases in demand or changes in technological advances, laws, or regulation on the net revenues that we derive from the plastics industry; the impact to the Company’s effective tax rate of changes in the mix of earnings or in tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits, and governmental proceedings related to operations; uncertainty in the U.S. political and regulatory environment, including as a result of the U.S. presidential election and any proposed tariffs; adverse foreign currency fluctuations; and labor disruptions. There can be no assurances that the Proposed Transaction will be consummated.

Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of certain factors that could cause actual results to differ from those contained in forward-looking statements, see the discussion under the heading “Risk Factors” in Part I, Item 1A of Hillenbrand’s Form 10-K for the year ended September 30,

2024, filed with the SEC on November 19, 2024, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. Any forward-looking statement made in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statement, whether written or oral, made to reflect new information, future developments or otherwise.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2024, to the same period in 2023.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP financial measures are referred to as “adjusted” measures and generally exclude expenses associated with business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, pension settlement (gain) charge, and inventory step-up costs.

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

See page 29 for a reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP financial measure. We use other non-GAAP financial measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP financial measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP financial measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2024, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on November 19, 2024.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$706.9	100.0	$773.3	100.0
Gross profit	235.0	33.2	251.0	32.5
Operating expenses	171.1	24.2	157.9	20.4
Amortization expense	25.2		25.5
Pension settlement (gain) charge	(1.7)		8.3
Interest expense, net	25.1		29.8
Income tax expense	6.4		10.0

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

Net revenue decreased $66.4 (9%).

•Advanced Process Solutions net revenue decreased $57.2 (10%), primarily driven by a decrease in volume, partially offset by favorable pricing.

•Molding Technology Solutions net revenue decreased $9.2 (5%), primarily driven by a decrease in injection molding and hot runner equipment sales. Foreign currency impact decreased net revenue by 1%.

Gross profit decreased $16.0 (6%) and gross profit margin improved 70 basis points to 33.2%. On an adjusted basis, which excludes business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges, adjusted gross profit decreased $16.6 (7%), and adjusted gross profit margin improved 70 basis points to 33.4%.

•Advanced Process Solutions gross profit decreased $15.0 (8%), primarily driven by lower volume and cost inflation, offset by productivity improvements and favorable pricing. Gross profit margin improved 80 basis points to 34.4%, primarily driven by productivity improvements, partially offset by cost inflation.

Advanced Process Solutions gross profit included restructuring and restructuring related charges ($0.8 in 2025) and inventory step-up costs related to acquisitions ($1.5 in 2024). Excluding these non-recurring items, adjusted gross profit decreased $15.7 (8%) and adjusted gross profit margin improved 70 basis points to 34.5%.

•Molding Technology Solutions gross profit decreased $1.0 (2%) primarily driven by a decrease in volume and cost inflation, partially offset by favorable product mix and productivity improvements. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved 90 basis points to 30.3%, primarily driven by productivity improvements and favorable product mix, partially offset by cost inflation.

Operating expenses increased $13.2 (8%), primarily driven by an increase in business acquisition, divestiture, and integration costs and cost inflation. Foreign currency impact increased operating expenses by 1%. Our operating expense-to-net-revenue ratio increased by 380 basis points to 24.2%. Operating expenses included the following items:

	Three Months Ended December 31,
	2024	2023
Business acquisition, divestiture, and integration costs	$18.1	$5.6
Restructuring and restructuring-related charges	1.4	0.5
On an adjusted basis, which excludes business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges, operating expenses were flat to prior year. Adjusted operating expenses as a percentage of net revenue increased 180 basis points to 21.4%.

Pension settlement (gain) charge decreased $10.0 due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments in 2024, partially offset by premium refunds received in 2025. See Note 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this pension settlement (gain) charge.

Interest expense, net decreased $4.7 (16%), primarily due to the impact of cross-currency swaps that were entered into during the quarter ended June 30, 2024.

The effective tax rate was 41.8% in 2025 compared to 33.9% in 2024. The increase in the effective tax rate was primarily driven by an increase in unrecognized tax benefits, the expiration of a reduced incentive tax rate for certain operations located in China, and a reduced discrete tax benefit for equity compensation, partially offset by the revaluation of Canadian deferred tax liabilities as a result of currency fluctuation, and a reduction of the tax accrual for unrepatriated earnings.

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended December 31,
	2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$511.1	100.0	$568.3	100.0
Gross profit	175.7	34.4	190.7	33.6
Operating expenses	109.0	21.3	107.1	18.8
Amortization expense	16.4		16.7

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

Net revenue decreased $57.2 (10%) primarily driven by a decrease in volume, partially offset by favorable pricing.

Order backlog decreased $332.2 (17%) from $1,915.8 at December 31, 2023, to $1,583.6 at December 31, 2024. The decrease in order backlog was primarily driven by a decrease in capital equipment orders. Foreign currency impact decreased order backlog by 3%. On a sequential basis, order backlog decreased $97.8 (6%) to $1,583.6 at December 31, 2024, down from $1,681.4 at September 30, 2024, primarily due to unfavorable foreign currency impact (4%).

Gross profit decreased $15.0 (8%) primarily driven by lower volume and cost inflation, offset by productivity improvements and favorable pricing. Gross profit margin improved 80 basis points to 34.4%, primarily driven by productivity improvements, partially offset by cost inflation.

Advanced Process Solutions gross profit included restructuring and restructuring related charges ($0.8 in 2025) and inventory step-up costs related to acquisitions ($1.5 in 2024). Excluding these non-recurring items, adjusted gross profit decreased $15.7 (8%) and adjusted gross profit margin improved 70 basis points to 34.5%.

Operating expenses increased $1.9 (2%) primarily driven by an increase in cost inflation and variable compensation, partially offset by productivity improvements. Operating expenses as a percentage of net revenue increased 250 basis points to 21.3%.

Operating expenses included business acquisition, divestiture, and integration costs ($7.1 in 2025 and $3.5 in 2024) and restructuring and restructuring-related charges ($0.7 in 2025 and $0.4 in 2024). Excluding these items, adjusted operating expenses decreased $2.0 (2%) and adjusted operating expenses as a percentage of net revenue increased 160 basis points to 19.8%.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended December 31,
	2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$195.8	100.0	$205.0	100.0
Gross profit	59.3	30.3	60.3	29.4
Operating expenses	41.4	21.1	34.2	16.7
Amortization expense	8.8		8.8

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

Net revenue decreased $9.2 (5%), primarily driven by a decrease in injection molding and hot runner equipment sales. Foreign currency impact decreased net revenue by 1%.

Order backlog increased $1.5 (1%) from $231.6 at December 31, 2023, to $233.1 at December 31, 2024. On a sequential basis, order backlog increased $2.0 (1%) to $233.1 at December 31, 2024, up from $231.1 at September 30, 2024.

Gross profit decreased $1.0 (2%) primarily driven by a decrease in volume and cost inflation, partially offset by favorable product mix and productivity improvements. Foreign currency impact decreased gross profit by 1%. Gross profit margin improved 90 basis points to 30.3%, primarily driven by productivity improvements and favorable product mix, partially offset by cost inflation.

Operating expenses increased $7.2 (21%), primarily driven by an increase in business acquisition, divestiture, and integration costs and cost inflation. Operating expense as a percentage of net revenue increased 440 basis points to 21.1%.

Operating expenses included business acquisition, divestiture, and integration costs ($4.0 in 2025) and restructuring and restructuring related costs ($0.7 in 2025). Excluding these charges, adjusted operating expenses increased $2.7 (8%) and adjusted operating expenses as a percentage of net revenue increased 220 basis points to 18.8%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core operating expenses	$13.7	1.9	$14.5	1.9
Business acquisition, divestiture, and integration costs	7.0	1.0	2.1	0.3
Operating expenses	$20.7	2.9	$16.6	2.2

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

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

Operating expenses increased $4.1 (25%), primarily driven by an increase in business acquisition, divestiture, and integration costs, partially offset by an increase in equity earnings from affiliates. These expenses as a percentage of net revenue were 2.9%, an increase of 70 basis points from the prior year.

Core operating expenses decreased $0.8 (6%), primarily due to an increase in equity earnings from affiliates. These expenses as a percentage of net revenue remained flat at 1.9%.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA from continuing operations.

	Three Months Ended December 31,
	2024	2023
Consolidated net income	$8.9	$19.2
Interest expense, net	25.1	29.8
Income tax expense	6.4	10.0
Depreciation and amortization	37.9	38.8
Consolidated EBITDA	78.3	97.8
Loss from discontinued operations (net of income tax expense)	—	0.3
Pension settlement (gain) charge (1)	(1.7)	8.3
Business acquisition, divestiture, and integration costs (2)	18.1	5.6
Inventory step-up costs	—	1.5
Restructuring and restructuring-related charges (3)	2.4	0.6
Adjusted EBITDA from continuing operations	$97.1	$114.1

(1)The pension settlement (gain) charge during the three months ended December 31, 2024, was due to one-time premium refunds received related to the termination of the Company’s U.S. pension plan. The pension settlement (gain) charge during the three months ended December 31, 2023, was due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments.
(2)Business acquisition, divestiture, and integration costs during the three months ended December 31, 2024 and 2023, primarily included costs associated with the integration of recent acquisitions.
(3)Restructuring and restructuring-related charges primarily included severance costs during the three months ended December 31, 2024 and 2023.

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

Consolidated net income decreased $10.3 (54%) for the three months ended December 31, 2024, compared to the same period in fiscal 2024. The decrease was primarily driven by lower volume, cost inflation, and an increase in business acquisition, divestiture, and integration costs, partially offset by favorable pricing and productivity improvements, and a pension settlement charge in fiscal 2024 that did not repeat.

Consolidated adjusted EBITDA from continuing operations decreased $17.0 (15%) for the three months ended December 31, 2024, compared to the same period in fiscal 2024. The decrease was primarily driven by lower volume and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased adjusted EBITDA by $0.5.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first three months of 2025 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of December 31, 2024, we had $653.3 of borrowing capacity under the Facility, of which $424.3 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $17.7 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of December 31, 2024, we had guarantee arrangements totaling $561.3, under which $331.7 was used for guarantees. These arrangements include the Amended L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the Amended L/G Facility Agreement by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of December 31, 2024, we had a transition tax liability of $6.2 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $175.2 at December 31, 2024. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $6.2 recorded as of December 31, 2024. The transition tax liability is expected to be paid over the next two years.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. We had approximately $125.0 remaining for share repurchases under the existing authorization at December 31, 2024.

Our anticipated contribution to our defined benefit pension plans in fiscal 2025 is $11.8, of which $1.7 was made during the three months ended December 31, 2024. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.8 based on our outstanding common stock at December 31, 2024. We increased our quarterly dividend in 2025 to $0.2250 per common share from $0.2225 per common share paid in 2024.

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

Cash Flows

	Three Months Ended December 31,
	2024	2023
Cash flows (used in) provided by:
Operating activities from continuing operations	$(11.3)	$(24.0)
Investing activities from continuing operations	9.5	(15.1)
Financing activities from continuing operations	26.8	(17.1)
Effect of exchange rates on cash and cash equivalents	(14.4)	5.6
Net cash flows	$10.6	$(50.6)

Operating Activities

Operating activities from continuing operations used $11.3 of cash during the three months ended December 31, 2024, and used $24.0 of cash during the three months ended December 31, 2023, a $12.7 increase.  The increase in operating cash flow used in continuing operations was primarily due to favorable timing of working capital requirements.

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

Investing Activities

The $24.6 increase in net cash flows from investing activities from continuing operations during the three months ended December 31, 2024, was primarily due to the increase in collection of deferred purchase price receivables as well as proceeds from a cross currency swap settlement.

Financing Activities

Cash used in financing activities from continuing operations was largely impacted by net borrowing activity. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. The $43.9 increase in net cash flows from financing activities from continuing operations during the three months ended December 31, 2024, was primarily due to the net borrowings on the Facility of $51.4.

We returned $15.8 to shareholders during the three months ended December 31, 2024 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2024 to $0.2250 per common share from $0.2225 per common share paid during fiscal 2023.

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

	December 31, 2024	September 30, 2024
Combined Balance Sheets Information:
Current assets (1)	$1,912.0	$2,077.4
Non-current assets	6,435.0	6,453.1
Current liabilities	810.6	753.3
Non-current liabilities	1,620.0	1,591.6

		Three Months Ended December 31, 2024
Combined Statements of Operations Information:
Net revenue (2)		$167.8
Gross profit		49.0
Consolidated net income from continuing operations attributable to Obligors		30.0
Total loss from discontinued operations (net of income tax expense) attributable to Obligors		—
Net income attributable to Obligors		30.0

(1) Current assets include intercompany receivables from non-guarantors of $1,266.1 as of December 31, 2024 and $1,487.7 as of September 30, 2024.
(2) Net revenue includes intercompany sales with non-guarantors of $2.8 for the three months ended December 31, 2024.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2024 Form 10-K for the year ended September 30, 2024, filed with the SEC on November 19, 2024. There have been no material changes in this information since the filing of our 2024 Form 10-K.

Item 4.                CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

There have been no changes in internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on November 19, 2024.

Item 5.                OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of April 26, 2024 (Incorporated by reference to Exhibit 3.2 to Current Report on Form 10-Q filed April 30, 2024)
Exhibit 22		List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Annual Report on Form 10-K filed November 19, 2024)
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101		The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: February 5, 2025	By:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

Date: February 5, 2025		/s/ Megan A. Walke
Megan A. Walke
Vice President, Corporate Controller and Chief Accounting Officer