Form 10-Q
period 2025-03-31
Hillenbrand, Inc.
filed 2025-04-29
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The registrant had 70,453,924 shares of common stock, no par value per share, outstanding as of April 25, 2025.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net revenue	$715.9	$785.3	$1,422.8	$1,558.6
Cost of goods sold	479.5	534.6	951.4	1,056.9
Gross profit	236.4	250.7	471.4	501.7
Selling, general and administrative expenses	179.8	181.4	350.9	339.3
Amortization expense	23.1	25.7	48.3	51.2
Loss on divestiture	54.6	—	54.6	—
Pension settlement (gain) charge	—	—	(1.7)	8.3
Interest expense, net	23.2	30.8	48.3	60.6
(Loss) income from continuing operations before income taxes	(44.3)	12.8	(29.0)	42.3
Income tax (benefit) expense	(5.7)	4.2	0.7	14.2
(Loss) income from continuing operations	(38.6)	8.6	(29.7)	28.1
Loss from discontinued operations (net of income tax expense)	—	—	—	(0.3)
Consolidated net (loss) income	(38.6)	8.6	(29.7)	27.8
Less: Net income attributable to noncontrolling interests	2.3	2.5	4.8	4.5
Net (loss) income attributable to Hillenbrand	$(40.9)	$6.1	$(34.5)	$23.3

(Loss) earnings per share
Basic (loss) earnings per share
(Loss) income from continuing operations attributable to Hillenbrand	$(0.58)	$0.09	$(0.49)	$0.34
Loss from discontinued operations	—	—	—	—
Net (loss) income attributable to Hillenbrand	$(0.58)	$0.09	$(0.49)	$0.34
Diluted (loss) earnings per share
(Loss) income from continuing operations attributable to Hillenbrand	$(0.58)	$0.09	$(0.49)	$0.34
Loss from discontinued operations	—	—	—	(0.01)
Net (loss) income attributable to Hillenbrand	$(0.58)	$0.09	$(0.49)	$0.33
Weighted average shares outstanding (basic)	70.7	70.4	70.7	70.4
Weighted average shares outstanding (diluted)	70.7	70.7	70.7	70.6

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Consolidated net (loss) income	$(38.6)	$8.6	$(29.7)	$27.8
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustment (1)	11.6	(34.1)	(52.3)	15.2
Pension and postretirement	(3.4)	—	(2.6)	6.0
Change in net unrealized gain on derivative instruments	(11.8)	—	16.1	0.9
Total changes in other comprehensive (loss) income, net of tax	(3.6)	(34.1)	(38.8)	22.1
Consolidated comprehensive (loss) income	(42.2)	(25.5)	(68.5)	49.9
Less: Comprehensive income attributable to noncontrolling interests	1.9	2.0	3.8	4.0
Comprehensive (loss) income attributable to Hillenbrand	$(44.1)	$(27.5)	$(72.3)	$45.9

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	March 31, 2025 (unaudited)	September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$458.4	$199.3
Trade receivables, net	277.8	350.1
Receivables from long-term manufacturing contracts, net	261.9	302.7
Inventories, net	370.6	525.2
Prepaid expenses and other current assets	132.8	132.6
Total current assets	1,501.5	1,509.9
Property, plant, and equipment, net	245.8	316.6
Operating lease right-of-use assets, net	102.4	168.7
Intangible assets, net	1,142.7	1,285.9
Goodwill	1,620.0	1,835.7
Equity method investments	84.1	9.4
Other long-term assets	110.9	112.5
Total Assets	$4,807.4	$5,238.7

LIABILITIES
Current Liabilities
Trade accounts payable	$350.2	$444.8
Liabilities from long-term manufacturing contracts and advances	270.2	315.2
Current portion of long-term debt	23.8	20.6
Accrued compensation	93.7	122.0
Other current liabilities	256.3	286.5
Total current liabilities	994.2	1,189.1
Long-term debt	1,892.9	1,872.4
Accrued pension and postretirement healthcare	84.9	109.3
Operating lease liabilities	77.7	141.1
Deferred income taxes	284.1	314.3
Other long-term liabilities	111.0	155.1
Total Liabilities	$3,444.8	$3,781.3

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 70.4 and 70.2 shares outstanding)	—	—
Additional paid-in capital	712.7	712.6
Retained earnings	978.4	1,045.2
Treasury stock (5.4 and 5.6 shares, at cost)	(229.4)	(238.2)
Accumulated other comprehensive loss	(134.4)	(96.6)
Hillenbrand Shareholders’ Equity	1,327.3	1,423.0
Noncontrolling interests	35.3	34.4
Total Shareholders’ Equity	1,362.6	1,457.4

Total Liabilities and Shareholders’ Equity	$4,807.4	$5,238.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended March 31,
	2025	2024
Operating activities from continuing operations
Consolidated net (loss) income	$(29.7)	$27.8
Adjustments to reconcile (loss) income from continuing operations to used in operating activities:
Total loss from discontinued operations (net of income tax expense)	—	0.3
Loss on divestiture	54.6	—
Depreciation and amortization	72.0	80.0
Deferred income taxes	(16.3)	(41.3)
Amortization of deferred financing costs	2.5	2.0
Share-based compensation	10.5	9.9
Trade accounts receivable, net and receivables from long-term manufacturing contracts	10.8	(13.5)
Inventories, net	(9.6)	5.4
Prepaid expenses and other current assets	(9.7)	(32.3)
Trade accounts payable	(21.5)	(1.1)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(44.0)	(53.0)
Income taxes payable	(24.8)	(11.5)
Accrued pension and postretirement	(0.9)	5.6
Other, net	(3.9)	0.9
Net cash used in operating activities from continuing operations	(10.0)	(20.8)

Investing activities from continuing operations
Capital expenditures	(19.5)	(25.2)
Proceeds from sales of property, plant, and equipment	0.6	0.1
Proceeds from divestiture, net of cash divested	83.9	—
Cross-currency swap settlement	9.1	—
Collection of deferred purchase price receivables	16.7	—
Other, net	—	(2.8)
Net cash provided by (used in) investing activities from continuing operations	90.8	(27.9)

Financing activities from continuing operations
Proceeds from issuance of long-term debt	188.0	500.0
Repayments on long-term debt	(9.9)	(10.0)
Proceeds from revolving credit facilities	170.3	185.1
Repayments on revolving credit facilities	(119.2)	(585.0)
Payment of deferred financing costs	(3.6)	(6.2)
Payments of dividends on common stock	(31.7)	(31.2)
Proceeds from stock option exercises	1.0	2.3
Payments for employee taxes on net settlement equity awards	(3.2)	(6.1)
Other, net	(3.3)	(2.7)
Net cash provided by financing activities from continuing operations	188.4	46.2
Cash provided by (used in) continuing operations	269.2	(2.5)
Cash used in discontinued operations:
Operating cash flows	—	(23.3)
Investing cash flows	—	—
Total cash used in discontinued operations	—	(23.3)
Effect of exchange rates on cash and cash equivalents	(9.3)	0.8
Net cash flows	259.9	(25.0)

Cash, cash equivalents, and restricted cash:
At beginning of period	227.9	250.2
At end of period	$487.8	$225.2

See Condensed Notes to Consolidated Financial Statements
5

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended March 31, 2025
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2024	75.8	$707.6	$1,035.5	5.4	$(230.6)	$(131.2)	$35.1	$1,416.4
Total other comprehensive loss, net of tax	—	—	—	—	—	(3.2)	(0.4)	(3.6)
Net (loss) income	—	—	(40.9)	—	—	—	2.3	(38.6)
Issuance/retirement of stock for stock awards/options	—	(1.0)	—	—	1.2	—	—	0.2
Share-based compensation	—	5.8	—	—	—	—	—	5.8
Dividends ($0.225 per share)	—	0.3	(16.2)	—	—	—	(1.7)	(17.6)
Balance at March 31, 2025	75.8	$712.7	$978.4	5.4	$(229.4)	$(134.4)	$35.3	$1,362.6

	Six Months Ended March 31, 2025
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2024	75.8	$712.6	$1,045.2	5.6	$(238.2)	$(96.6)	$34.4	$1,457.4
Total other comprehensive loss, net of tax	—	—	—	—	—	(37.8)	(1.0)	(38.8)
Net (loss) income	—	—	(34.5)	—	—	—	4.8	(29.7)
Issuance/retirement of stock for stock awards/options	—	(11.0)	—	(0.2)	8.8	—	—	(2.2)
Share-based compensation	—	10.5	—	—	—	—	—	10.5
Dividends ($0.450 per share)	—	0.6	(32.3)	—	—	—	(2.9)	(34.6)
Balance at March 31, 2025	75.8	$712.7	$978.4	5.4	$(229.4)	$(134.4)	$35.3	$1,362.6

	Three Months Ended March 31, 2024
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at December 31, 2023	75.8	$701.2	$1,321.0	5.7	$(242.7)	$(90.9)	$30.4	$1,719.0
Total other comprehensive loss, net of tax	—	—	—	—	—	(33.6)	(0.5)	(34.1)
Net income	—	—	6.1	—	—	—	2.5	8.6
Issuance/retirement of stock for stock awards/options	—	(1.9)	—	(0.1)	2.8	—	—	0.9
Share-based compensation	—	4.7	—	—	—	—	—	4.7
Dividends ($0.2225 per share)	—	0.2	(15.8)	—	—	—	(1.3)	(16.9)
Balance at March 31, 2024	75.8	$704.2	$1,311.3	5.6	$(239.9)	$(124.5)	$31.1	$1,682.2

	Six Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2023	75.8	$709.5	$1,319.6	5.9	$(251.7)	$(147.1)	$32.6	$1,662.9
Total other comprehensive income (loss), net of tax	—	—	—	—	—	22.6	(0.5)	22.1
Net income	—	—	23.3	—	—	—	4.5	27.8
Issuance/retirement of stock for stock awards/options	—	(15.6)	—	(0.3)	11.8	—	—	(3.8)
Share-based compensation	—	9.9	—	—	—	—	—	9.9
Dividends ($0.4450 per share)	—	0.4	(31.6)	—	—	—	(2.5)	(33.7)
Purchase of noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Balance at March 31, 2024	75.8	$704.2	$1,311.3	5.6	$(239.9)	$(124.5)	$31.1	$1,682.2

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

Hillenbrand is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes injection molding and extrusion equipment (see Note 4), hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies.

The Consolidated Financial Statements include the accounts of Hillenbrand and its subsidiaries. They also include three subsidiaries where the Company’s ownership percentage is less than 100%.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The unaudited Consolidated Financial Statements have been prepared on the same basis as, and should be read in conjunction with, the audited Consolidated Financial Statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the SEC on November 19, 2024. In the opinion of management, these unaudited Consolidated Financial Statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature. The interim period results are subject to variation and are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year.

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

For the year ended September 30, 2024, $9.4 of equity method investments were reclassified from other long-term assets on the accompanying Consolidated Balance Sheet for comparability with the March 31, 2025 Consolidated Balance Sheet. There was no change to total assets for the year ended September 30, 2024 as a result of this reclassification.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at March 31, 2025 and September 30, 2024, was $261.9 and $302.7, respectively. The change was driven by the impact of net revenue recognized prior to billings to customers. The balance in the liabilities from long-term manufacturing contracts and advances at March 31, 2025 and September 30, 2024, was $270.2 and $315.2, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the six months ended March 31, 2025 and 2024, related to liabilities from long-term manufacturing contracts and advances as of September 30, 2024 and 2023, was $95.6 and $116.4, respectively. During the six months ended March 31, 2025 and 2024, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of March 31, 2025, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $1,649.6. Approximately 86% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by geography:

	Three Months Ended March 31, 2025			Six Months Ended March 31, 2025
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$221.2	$116.9	$338.1	$450.4	$219.8	$670.2
Asia	130.6	69.4	200.0	259.4	129.6	389.0
Europe, the Middle East, and Africa	142.2	35.6	177.8	295.3	68.3	363.6
Total	$494.0	$221.9	$715.9	$1,005.1	$417.7	$1,422.8

	Three Months Ended March 31, 2024			Six Months Ended March 31, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$257.9	$127.5	$385.4	$522.1	$237.4	$759.5
Asia	134.2	62.6	196.8	280.4	123.1	403.5
Europe, the Middle East, and Africa	167.1	36.0	203.1	325.0	70.6	395.6
Total	$559.2	$226.1	$785.3	$1,127.5	$431.1	$1,558.6

(1)The Company attributes net revenue to a geography based upon the location of the end customer.

The following tables present net revenue by timing of transfer:

	Three Months Ended March 31, 2025			Six Months Ended March 31, 2025
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$275.3	$203.5	$478.8	$545.1	$384.6	$929.7
Over time	218.7	18.4	237.1	460.0	33.1	493.1
Total	$494.0	$221.9	$715.9	$1,005.1	$417.7	$1,422.8

	Three Months Ended March 31, 2024			Six Months Ended March 31, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$281.6	$205.2	$486.8	$559.7	$391.7	$951.4
Over time	277.6	20.9	298.5	567.8	39.4	607.2
Total	$559.2	$226.1	$785.3	$1,127.5	$431.1	$1,558.6

4.Divestiture

On March 31, 2025, the Company completed the divestiture of its majority interest in the Milacron injection molding and extrusion business (“Milacron”) pursuant to the Contribution and Purchase Agreement (“Agreement”) between the Company and an affiliate of Bain Capital (“Bain”). In accordance with the terms of the Agreement, Hillenbrand contributed the net assets of Milacron, and its wholly-owned subsidiaries, to a newly formed limited liability company, Milacron Holdings, LLC (“Milacron Holdings”). Hillenbrand retained 48.74% minority ownership of Milacron Holdings upon contribution of Milacron. Hillenbrand received total consideration of $286.0 for its contribution of Milacron, subject to closing adjustments. The total consideration was comprised of $98.0 of cash proceeds paid by Bain and $188.0 of debt assumed by Bain (as described below), in exchange for obtaining 51.26% majority ownership of Milacron Holdings.

In connection with the closing of the transactions contemplated by the Agreement, certain wholly-owned subsidiaries of Milacron entered into a long-term credit agreement with Midcap Financial Trust, which included initial term loans in an aggregate principal amount of $188.0, which were then assumed by Bain as described above. The maturity date of the long-term credit agreement is March 31, 2032 and includes standard financial and non-financial covenants. The Company was in compliance with all covenants prior to the execution of the Agreement. The long-term credit agreement also included revolving credit loans available to certain wholly-owned subsidiaries of Milacron not to exceed $30.0.

The Company is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including the initial equity method investment in Milacron Holdings). Due to the variability of the required rates of return, established by the members of Milacron Holdings in connection with the Agreement, for Bain as the majority member, and the Company, as the minority member, the Company’s initial equity method investment was valued using Level 3 inputs, which are unobservable by nature, and included an option pricing methodology (“OPM”) and a debt like liquidation preference of the pro rata ownership of the members. Inputs to the OPM valuation were volatility, time to exit, equity value and estimated strike price. Significant increases (decreases) in any of those unobservable inputs, as of the date of the valuation, in isolation could result in a significantly lower (higher) fair value measurement. Management used a third-party valuation firm to assist in the determination of the initial equity method investment of Milacron Holdings, and specifically those considered Level 3 measurements. Management ultimately oversaw the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company. As of the transaction date, the Company recorded an initial fair value of $68.7 related to its 48.74% ownership in Milacron Holdings.

As a result of the Milacron divestiture, the Company recorded a pre-tax loss of $54.6, after post-closing adjustments, in the Consolidated Statement of Operations during the three and six months ended March 31, 2025. The Company incurred $4.1 of transaction costs associated with the divestiture during the three and six months ended March 31, 2025, which were recorded within the Molding Technology Solutions reportable operating segment until the completion of the divestiture on March 31, 2025. Upon the divestiture of Milacron, the Company’s equity interest in Milacron Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

The Company determined that the divestiture of Milacron does not represent a strategic shift in Hillenbrand’s business and that the divestiture, and ongoing equity method investment accounting, does not have significant effect on its consolidated results of operations or cash flows, and therefore the Milacron divestiture does not qualify as a discontinued operation. The results of operations, including the loss on the divestiture, for Milacron are included within the Molding Technology Solutions reportable operating segment for all periods presented. Subsequent to the completion of the divestiture, the Company expects to provide certain transition services to Milacron Holdings. The transition services are expected to vary in duration, depending upon the type of services provided, but are not expected to be provided for more than a year after the date of divestiture.

5.Supplemental Consolidated Balance Sheet Information

	March 31, 2025	September 30, 2024
Allowance for credit losses	$13.8	$13.6

Warranty reserves	$44.9	$47.9

Accumulated depreciation on property, plant, and equipment	$230.2	$265.6

Inventories, net:
Raw materials and components	$176.5	$247.0
Work in process	91.0	127.6
Finished goods	103.1	150.6
Total inventories, net	$370.6	$525.2

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$458.4	$224.4
Short-term restricted cash included in other current assets	7.1	0.8
Long-term restricted cash included in other long-term assets	22.3	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$487.8	$225.2

Equity Method Investments

The Consolidated Financial Statements includes our 48.74% interest in Milacron Holdings and our approximate 46% interest in TerraSource Holdings, LLC (“TerraSource”), which are accounted for using the equity method of accounting as we have significant influence over the operating and financial policies but not controlling interests. When we record our proportionate share of net income or loss, we record it as a reduction or increase to selling, general and administrative expenses in the Consolidated Statements of Operations and adjust the carrying value of our equity method investments. The maximum exposure to loss as a result of the Company’s involvement with the equity method investments cannot be quantified. The value of our equity method investments, which is recorded in Equity method investments in the Consolidated Balance Sheets, was $84.1 and $9.4 at March 31, 2025 and September 30, 2024, respectively. We recorded our proportionate share of net income of the TerraSource Holdings, LLC investment in equity method investments of $3.2 and $6.0, and $1.0 and $2.5 for the three and six months ended March 31, 2025 and 2024, respectively, as a reduction of selling, general and administrative expenses.

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

All outstanding amounts related to suppliers participating in the SCF program are recorded upon confirmation with the third-party financial institutions in trade accounts payable in the Consolidated Balance Sheets, and associated payments are included in cash used in operating activities in the Consolidated Statements of Cash Flows. The Company’s outstanding obligations included in trade accounts payable as of March 31, 2025 and September 30, 2024, were $16.9 and $16.0, respectively.

Trade Receivables Financing Agreements

The Company sells a small percentage of its trade receivables to outside financial institutions in the normal course of business. These trade receivable financing agreements are accounted for as a true sale of assets under the provisions of Accounting Standards Codification (“ASC”) 860, Transfer and Servicing (“ASC 860”). During fiscal 2024, the Company executed an amendment of one of its trade receivables financing agreements (as amended, the “Amended Agreement”) with a financial institution. In accordance with ASC 860 this Amended Agreement is deemed a true sale, as the Company retains no rights or interest and has no obligations with respect to the trade receivables, and has no continuing involvement with the trade receivables once transferred to the financial institution. As part of the Amended Agreement, we receive the majority of the proceeds of the trade receivables sold to the financial institution upon sale in cash (level 1 fair value measurement) with the remaining portion of the proceeds held by the financial institution as a deferred purchase price (“DPP”) (level 2 fair value measurement) until the collection of the trade receivables sold. The DPP receivables are ultimately realized by the Company following the collection of the underlying trade receivables sold to the financial institution (typically within 90 - 120 days). As defined in the Amended Agreement, the financial institution is responsible for any credit risk associated with the sold trade receivables. There is no limit on the amount of trade receivables that can be sold under the Amended Agreement; however, all trade receivables must be accepted by the financial institution prior to sale.

Sales of trade receivables under the Amended Agreement and other trade receivable factoring arrangements were $64.3 and $135.1, and $73.3 and $80.5 for the three and six months ended March 31, 2025 and 2024, respectively, and cash collections from customers on trade receivables sold were $68.1 and $139.8, and $8.1 and $15.3 during the three and six months ended March 31, 2025 and 2024, respectively. The Company acts as a servicer (collects customer cash on behalf of the financial institution) for one of its trade receivables factoring arrangements. The servicing fee associated with this trade receivables factoring arrangement was not material to the Company for the three and six months ended March 31, 2025 and 2024, respectively. Amounts collected on behalf of the financial institution under this trade receivables factoring arrangement and owed to the financial institution were $1.7 and $3.1 at March 31, 2025 and September 30, 2024, respectively. The loss on the sale of trade receivables under the Amended Agreement and other trade receivables factoring arrangements was not material to the Company for the three and six months ended March 31, 2025 and 2024. As of March 31, 2025 and September 30, 2024, trade receivables in the amount of $24.5 and $34.2, respectively were sold to the financial institution and are not reflected in trade receivables in the Consolidated Balance Sheets.

The following roll forward summarizes the activity related to the DPP receivables:

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Beginning DPP receivables balance	$6.7	$—
Non-cash additions to DPP receivables	11.9	10.2
Cash collections on DPP receivables	(16.7)	(2.6)
Ending DPP receivables balance	$1.9	$7.6

6.Leases

For the three and six months ended March 31, 2025 and 2024, the Company recognized $9.6 and $20.1, and $8.1 and $16.6 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period. The Company’s finance leases were insignificant as of March 31, 2025 and September 30, 2024.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	March 31, 2025	September 30, 2024
Operating lease right-of-use assets, net	$102.4	$168.7

Other current liabilities	18.9	22.0
Operating lease liabilities	77.7	141.1
Total operating lease liabilities	$96.6	$163.1

Weighted-average remaining lease term (in years)	5.9	10.3

Weighted-average discount rate	4.4%	6.3%

As of March 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

2025 (excluding the six months ended March 31, 2025)	$11.8
2026	21.7
2027	18.5
2028	15.6
2029	13.9
Thereafter	28.3
Total lease payments	109.8
Less: imputed interest	(13.2)
Total present value of lease payments	$96.6

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Six Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$12.8	$13.7
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	10.1	7.2
Operating leases acquired in business combinations	—	3.0

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	March 31, 2025		September 30, 2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,202.2	$(367.2)	$1,316.9	$(379.4)
Technology, including patents	185.2	(103.7)	192.3	(100.9)
Software	51.9	(35.6)	53.0	(35.3)
Trade names	51.1	(13.1)	52.5	(10.6)
	1,490.4	(519.6)	1,614.7	(526.2)
Indefinite-lived assets:
Trade names	171.9	—	197.4	—

Total	$1,662.3	$(519.6)	$1,812.1	$(526.2)

Finite-lived intangible assets, net of $649.2 and $693.0 are included in the Advanced Process Solutions reportable operating segment at March 31, 2025 and September 30, 2024, respectively. Indefinite-lived intangible assets of $110.3 and $112.3 are included in the Advanced Process Solutions reportable operating segment at March 31, 2025 and September 30, 2024, respectively. The net change in intangible assets in the Advanced Process Solutions reportable operating segment during the six months ended March 31, 2025, was driven primarily by amortization and foreign currency adjustments.

Finite-lived intangible assets, net of $314.2 and $388.3 are included in the Molding Technology Solutions reportable operating segment at March 31, 2025 and September 30, 2024, respectively. Indefinite-lived intangible assets of $61.6 and $85.1 are included in the Molding Technology Solutions reportable operating segment at March 31, 2025 and September 30, 2024, respectively. The net change in intangible assets in the Molding Technology Solutions reportable operating segment during the six months ended March 31, 2025, was driven primarily by the Milacron divestiture, amortization, and foreign currency adjustments.

Goodwill

Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments. The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the six months ended March 31, 2025:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance as of September 30, 2024	$1,430.2	$405.5	$1,835.7
Divestiture of Milacron	—	(180.0)	(180.0)
Foreign currency adjustments	(29.5)	(6.2)	(35.7)
Balance as of March 31, 2025	$1,400.7	$219.3	$1,620.0

During the three and six months ended March 31, 2025 and 2024, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

8.Financing Agreements
The following table summarizes Hillenbrand’s current and long-term debt as of:

	March 31, 2025	September 30, 2024
$1,000 revolving credit facility (excluding outstanding letters of credit)	$338.3	$298.5
$200 term loan	177.5	182.5
€185 term loan	184.3	196.5
$500 senior unsecured notes (1)	495.2	494.6
$375 senior unsecured notes (2)	374.0	373.6
$350 senior unsecured notes (3)	347.3	347.1
Other	0.1	0.2
Total debt	1,916.7	1,893.0
Less: current portion	23.8	20.6
Total long-term debt	$1,892.9	$1,872.4

(1)Includes unamortized debt issuance costs of $4.8 and $5.4 at March 31, 2025 and September 30, 2024, respectively.
(2)Includes unamortized debt issuance costs of $0.9 and $1.2 at March 31, 2025 and September 30, 2024, respectively.
(3)Includes unamortized debt issuance costs of $2.7 and $2.9 at March 31, 2025 and September 30, 2024, respectively.

As of March 31, 2025, the Company had $18.0 in outstanding letters of credit issued and $643.7 of borrowing capacity under the revolving credit facility (the “Facility”), of which $312.1 was immediately available based on the Company’s most restrictive covenant. The weighted-average interest rate on borrowings under the Facility was 4.55% and 4.76% for the three and six months ended March 31, 2025, respectively, and 6.02% and 5.91% for the three and six months ended March 31, 2024, respectively. The weighted average facility fee on the Facility was 0.24% and 0.24% for the three and six months ended March 31, 2025, respectively, and 0.23% and 0.21% for the three and six months ended March 31, 2024, respectively. The weighted-average interest rate on the $200 term loan was 6.32% and 6.51% for the three and six months ended March 31, 2025, respectively, and 7.19% and 7.08% for the three and six months ended March 31, 2024, respectively. The weighted-average interest rate on the €185 term loan was 4.60% and 4.83% for the three and six months ended March 31, 2025, respectively, and 5.59% and 5.60% for the three and six months ended March 31, 2024, respectively.

Remaining unamortized deferred financing costs related to the Facility, $200 term loan and €185 term loan were $4.6 in aggregate, as of March 31, 2025, and are being amortized to interest expense over the remaining term of these agreements.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of March 31, 2025 and September 30, 2024, the Company had credit arrangements totaling $607.9 and $594.3, respectively, under which $339.2 and $400.2, respectively, were used for guarantees. These arrangements include the Company’s Syndicated L/G Facility Agreement (“L/G Facility”) and other ancillary credit facilities. Remaining unamortized deferred financing costs related to the L/G Facility were $1.2 as of March 31, 2025, and are being amortized to interest expense over the remaining term of the agreement.

As of March 31, 2025, Hillenbrand was in compliance with all covenants contained in the foregoing agreements and credit instruments and there were no events of default.

Subsequent to March 31, 2025, the Company repaid the €185 delayed-draw term loan facility made available to the Company’s wholly-owned subsidiary, Hillenbrand Switzerland GmbH, under Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“€185 term loan”) with proceeds from the Milacron divestiture.

9.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension cost (benefit) included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Service costs	$—	$—	$1.0	$0.5
Interest costs	0.2	2.7	0.8	1.1
Expected return on plan assets	—	(2.8)	(0.2)	(0.4)
Amortization of net loss (gain)	0.1	—	(0.3)	(0.1)
Net periodic pension cost (benefit) (1)	$0.3	$(0.1)	$1.3	$1.1

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Service costs	$—	$—	$1.7	$1.0
Interest costs	0.4	4.7	1.6	2.2
Expected return on plan assets	—	(5.5)	(0.5)	(0.8)
Amortization of net loss (gain)	0.1	0.1	(0.5)	(0.3)
Settlement (gain) charge	(1.7)	8.3	—	—
Net periodic pension (benefit) cost (1)	$(1.2)	$7.6	$2.3	$2.1

(1) The components of net periodic pension cost (benefit), excluding settlement (gain) charge, are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations.
On July 18, 2023, we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in December 2023, funded by the existing assets in the Plan. In April 2024, the remaining assets of the Plan were used to purchase annuities to support the remaining obligation, resulting in the termination and liquidation of the Plan. During the six months ended March 31, 2025, the Company received one-time premium refunds of $1.7 related to the termination of the Plan, which was recorded as a pretax pension settlement gain on the Consolidated Statement of Operations. During the six months ended March 31, 2024, the Company recorded a non-cash settlement pre-tax charge of $8.3, related to the termination and liquidation of the Plan.

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $3.7 and $6.8 for the three and six months ended March 31, 2025, respectively, and $2.5 and $5.4 for the three and six months ended March 31, 2024.

10.Income Taxes

The effective tax rates for the three months ended March 31, 2025 and 2024 were 12.9% and 32.8%, respectively. The decrease in the effective tax rate was primarily driven by a decrease in unrecognized tax benefits, partially offset by the estimated tax expense related to the preliminary income tax gain recorded on the divestiture of Milacron on March 31, 2025.

The effective tax rates for the six months ended March 31, 2025 and 2024 were (2.4%) and 33.6%, respectively. The decrease in the effective tax rate was primarily driven by a decrease in unrecognized tax benefits, partially offset by the estimated tax expense related to the preliminary income tax gain recorded on the divestiture of Milacron on March 31, 2025, the current period expiration of a reduced incentive tax rate for certain operations located in China, and an unfavorable geographic mix of earnings.

The Company expects to further refine the estimated tax expense related to the sale of Milacron throughout the remainder of fiscal 2025.

11.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 635,000 and 440,000 shares at March 31, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
(Loss) income from continuing operations	$(38.6)	$8.6	$(29.7)	$28.1
Less: Net income attributable to noncontrolling interests	2.3	2.5	4.8	4.5
(Loss) income from continuing operations attributable to Hillenbrand	$(40.9)	$6.1	$(34.5)	$23.6

Weighted-average shares outstanding (basic - in millions)	70.7	70.4	70.7	70.4
Effect of dilutive stock options and other unvested equity awards (in millions) (1)	—	0.3	—	0.2
Weighted-average shares outstanding (diluted - in millions)	70.7	70.7	70.7	70.6

Basic (loss) earnings per share from continuing operations attributable to Hillenbrand	$(0.58)	$0.09	$(0.49)	$0.34
Diluted (loss) earnings per share from continuing operations attributable to Hillenbrand	$(0.58)	$0.09	$(0.49)	$0.34

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	1.3	0.1	1.2	0.4

 (1)     As a result of the net loss attributable to Hillenbrand during the three and six months ended March 31, 2025, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

12. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2024	$(15.6)	$(55.4)	$(25.6)	$(96.6)
Other comprehensive income (loss) before reclassifications:
Before tax amount	0.7	(45.7)	14.9	(30.1)	$(1.0)	$(31.1)
Tax (expense) benefit	(0.2)	—	0.3	0.1	—	0.1
After tax amount	0.5	(45.7)	15.2	(30.0)	(1.0)	(31.0)
Amounts reclassified from accumulated other comprehensive loss (2)	(3.1)	(5.6)	0.9	(7.8)	—	(7.8)
Net current period other comprehensive (loss) income	(2.6)	(51.3)	16.1	(37.8)	$(1.0)	$(38.8)
Balance at March 31, 2025	$(18.2)	$(106.7)	$(9.5)	$(134.4)

(1)Includes gain and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2023	$(34.5)	$(107.1)	$(5.5)	$(147.1)
Other comprehensive (loss) income before reclassifications:
Before tax amount	(0.1)	15.7	(0.3)	15.3	$(0.5)	$14.8
Tax benefit	—	—	0.1	0.1	—	0.1
After tax amount	(0.1)	15.7	(0.2)	15.4	(0.5)	14.9
Amounts reclassified from accumulated other comprehensive loss (2)	6.1	—	1.1	7.2	—	7.2
Net current period other comprehensive income (loss)	6.0	15.7	0.9	22.6	$(0.5)	$22.1
Balance at March 31, 2024	$(28.5)	$(91.4)	$(4.6)	$(124.5)

(1)Includes gains and losses on intra-foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended March 31, 2025
	Amortization of Pension and Postretirement (1)		Gain on	Gain on
	Net Loss (Gain) Recognized	Prior Service Costs Recognized	Currency Translation	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$(0.1)	$—	$—	$(0.1)
Cost of goods sold	—	(0.1)	—	—	(0.1)
Selling, general and administrative expenses	0.1	0.5	—	—	0.6
Loss on divestiture	(5.2)	—	(5.6)	(0.2)	(11.0)
Total before tax	$(5.1)	$0.3	$(5.6)	$(0.2)	$(10.6)
Tax benefit					2.1
Total reclassifications for the period, net of tax					$(8.5)

	Six Months Ended March 31, 2025
	Amortization of Pension and Postretirement (1)		Gain on	Gain on
	Net Loss (Gain) Recognized	Prior Service Costs Recognized	Currency Translation	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$0.2	$—	$—	$0.2
Cost of goods sold	—	(0.1)	—	—	(0.1)
Selling, general and administrative expenses	0.1	1.0	—	—	1.1
Loss on divestiture	(5.2)	—	(5.6)	(0.2)	(11.0)
Total before tax	$(5.1)	$1.1	$(5.6)	$(0.2)	$(9.8)
Tax benefit					2.0
Total reclassifications for the period, net of tax					$(7.8)

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (benefit) (see Note 9).

	Three Months Ended March 31, 2024
	Amortization of Pension and Postretirement (1)		Loss on
	Net Gain Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Selling, general and administrative expenses	$(0.1)	$—	$0.5	$0.4
Total before tax	$(0.1)	$—	$0.5	$0.4
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.3

	Six Months Ended March 31, 2024
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	0.3	0.3
Selling, general and administrative expenses	8.1	—	1.0	9.1
Total before tax	$8.1	$—	$1.2	$9.3
Tax expense				(2.1)
Total reclassifications for the period, net of tax				$7.2

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (benefit) (see Note 9).

13.Share-Based Compensation

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Share-based compensation costs	$5.8	$4.7	$10.5	$9.9
Less impact of income taxes	1.3	1.1	2.4	2.3
Share-based compensation costs, net of tax	$4.5	$3.6	$8.1	$7.6

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

During the six months ended March 31, 2025, the Company made the following grants:

Number of Units
Time-based stock awards	519,608
Performance-based stock awards (maximum that can be earned)	601,130

The Company’s time-based stock awards and performance-based stock awards granted during the six months ended March 31, 2025, had weighted-average grant date fair values of $31.48 and $40.00, respectively. Included in the performance-based stock awards granted during the six months ended March 31, 2025 are 295,460 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

14.Commitments and Contingencies

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

At March 31, 2025 and September 30, 2024, the Company had $0.0 and $11.2 included in other current liabilities on the Consolidated Balance Sheets related to a discrete commercial dispute which was paid during the three months ended March 31, 2025, that stemmed from a contract entered into with a Molding Technology Solutions’ customer prior to the Company’s acquisition of the Molding Technology Solutions reportable operating segment.

15.Fair Value Measurements

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

	Carrying Value at March 31, 2025	Fair Value at March 31, 2025 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$458.4	$458.4	$—	$—
DPP receivables	1.9	—	1.9	—
Restricted cash	1.2	1.2	—	—
Restricted cash for benefit plan contributions	28.2	28.2	—	—
Investments in rabbi trust	5.1	5.1	—	—
Derivative instruments	20.3	—	20.3	—

Liabilities:
Revolving credit facility	338.3	—	338.3	—
$200 term loan	177.5	—	177.5	—
€185 term loan	184.3	—	184.3	—
$350 senior unsecured notes	350.0	307.5	—	—
$375 senior unsecured notes	374.9	372.4	—	—
$500 senior unsecured notes	500.0	503.1	—	—
Derivative instruments	34.6	—	34.6	—
Contingent consideration	14.6	—	—	14.6

	Carrying Value at September 30, 2024	Fair Value at September 30, 2024 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$199.3	$199.3	$—	$—
DPP receivables	6.7	—	6.7	—
Restricted cash	1.1	1.1	—	—
Restricted cash for benefit plan contributions	27.5	27.5	—	—
Investments in rabbi trust	4.8	4.8	—	—
Derivative instruments	19.0	—	19.0	—

Liabilities:
Revolving credit facility	298.5	—	298.5	—
$200 term loan	182.5	—	182.5	—
€185 term loan	196.5	—	196.5	—
$350 senior unsecured notes	350.0	312.9	—	—
$375 senior unsecured notes	374.8	373.7	—	—
$500 senior unsecured notes	500.0	509.8	—	—
Derivative instruments	40.5	—	40.5	—
Contingent consideration	14.6	—	—	14.6

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
•The contingent consideration of $14.6 reflects the estimated fair value of contingent future cash payments to the previous owners of Schenck Process Food and Performance Materials (“FPM”) for research and development tax credits that were generated by FPM prior to the acquisition date. The Company estimated the fair value of the contingent consideration based on the technical merits of the research and development tax credits using an internally developed analysis. The key inputs to this calculation include the nature of the research and development activities, personnel involved in the research and development activities, the level of research and development spend prior to acquisition by the Company, and interpretation of applicable tax law. The value of these credits is subject to audit by the tax authorities and to the closing of the statute of limitations for the year in which the tax credits are fully utilized, the timing of which is not able to be determined at this time, but we expect to extend several years. There have been no changes in the estimated fair value of the initial calculation of the contingent consideration during the three and six months ended March 31, 2025. The inputs for the liability are unobservable, and therefore, are classified within Level 3 of the fair value hierarchy.

Derivative instruments

Hillenbrand participates in cross-currency swap agreements aiming to hedge the variability in the movement of foreign currency exchange rates for its operations in Europe, while simultaneously lowering the Company’s overall borrowing costs. The maturity dates of these agreements range from 2027 to 2029. These agreements qualify for hedge accounting and accordingly the changes in the fair value of the derivatives are recorded in other comprehensive (loss) income and remain in accumulated other comprehensive loss attributable to Hillenbrand in shareholders’ equity until the hedged item is recognized in earnings. We assess the effectiveness of cross-currency swap contracts using the spot method, and the difference between the interest rate received and paid under the cross-currency swap agreements is recorded in interest expense, net, in the Consolidated Statements of Operations. As a result of participating in these cross-currency swap agreements, Hillenbrand recorded a reduction in interest expense, net of $3.2 and $6.4, and $0.00 and $0.00 during the three and six months ended March 31, 2025 and 2024, respectively. Hillenbrand presents the cross-currency swap agreements’ periodic settlements in operating activities in the Consolidated Statements of Cash Flows.

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

The aggregate notional value of the cross-currency swap agreements was $713.0 and $727.8 at March 31, 2025 and September 30, 2024, respectively. The aggregate notional value of the foreign currency exchange forward contract derivatives was $233.3 and $172.5 at March 31, 2025 and September 30, 2024, respectively. The derivatives are recorded at fair value in prepaid expenses and other current assets, other current liabilities, and other long-term liabilities in the Consolidated Balance Sheets.

16.Segment and Geographical Information

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net revenue
Advanced Process Solutions	$494.0	$559.2	$1,005.1	$1,127.5
Molding Technology Solutions	221.9	226.1	417.7	431.1
Total	$715.9	$785.3	$1,422.8	$1,558.6

Adjusted EBITDA (1)
Advanced Process Solutions	$78.9	$100.8	$161.6	$196.8
Molding Technology Solutions	32.2	33.6	59.6	65.7
Corporate	(12.3)	(11.8)	(25.4)	(25.8)

Net revenue (2)
United States	$283.3	$321.4	$567.9	$648.3
China	80.2	82.0	161.3	173.9
India	65.5	61.1	122.6	119.0
Germany	47.3	63.5	98.4	122.6
All other countries	239.6	257.3	472.6	494.8
Total	$715.9	$785.3	$1,422.8	$1,558.6

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP financial measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	March 31, 2025	September 30, 2024
Total assets
Advanced Process Solutions	$3,522.3	$3,470.8
Molding Technology Solutions	960.8	1,600.0
Corporate	324.3	167.9
Total	$4,807.4	$5,238.7

Tangible long-lived assets, net
United States	$74.2	$186.1
Germany	121.1	134.5
China	34.8	37.1
India	33.0	35.6
All other foreign business units	85.1	92.0
Total	$348.2	$485.3

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Adjusted EBITDA:
Advanced Process Solutions	$78.9	$100.8	$161.6	$196.8
Molding Technology Solutions	32.2	33.6	59.6	65.7
Corporate	(12.3)	(11.8)	(25.4)	(25.8)
Add:
Loss from discontinued operations (net of income tax expense)	—	—	—	(0.3)
Less:
Interest expense, net	23.2	30.8	48.3	60.6
Income tax (benefit) expense	(5.7)	4.2	0.7	14.2
Depreciation and amortization	34.2	41.2	72.0	80.0
Pension settlement (gain) charge	—	—	(1.7)	8.3
Business acquisition, divestiture, and integration costs	25.1	9.1	43.2	14.7
Inventory step-up (adjustments) costs	—	(0.9)	—	0.6
Restructuring and restructuring-related charges	6.0	23.5	8.4	24.1
Loss on divestiture	54.6	—	54.6	—
Other non-recurring costs related to a discrete commercial dispute	—	6.1	—	6.1
Consolidated net (loss) income	$(38.6)	$8.6	$(29.7)	$27.8

17.Subsequent Event

On April 29, 2025, the Company, in conjunction with its majority stake joint-venture partner in TerraSource, entered into a definitive agreement to sell TerraSource to Astec Industries for $245.0. This transaction is expected to close in late fiscal third quarter or early fiscal fourth quarter 2025, subject to regulatory approvals and other customary closing conditions. The Company expects to receive after-tax cash proceeds of approximately $100.0, of which approximately $34.0 will be in the form of a cash payment for an outstanding note receivable that the Company holds in connection with the 2021 divestiture of its majority interest in TerraSource and approximately 46% of the remaining net cash proceeds from the transaction in exchange for its minority interest in TerraSource. As disclosed in Note 5, during the three and six months ended March 31, 2025, Hillenbrand’s consolidated results included its proportionate share of TerraSource’s net income and the TerraSource equity method investment was recorded on the consolidated balance sheet as of March 31, 2025 and September 30, 2024.

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

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the continued volatility in the financial markets, including as a result of the United States (“U.S.”) presidential election and the new U.S. administration’s recently announced tariffs and changed trade policies; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; increasing competition for highly skilled and talented workers, as well as labor shortages; closures or slowdowns and changes in labor costs and labor difficulties; uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change; uncertainty related to environmental regulation; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; economic and financial conditions including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; uncertainty in U.S. global trade policy and risks with governmental instability in certain parts of the world such as Germany; our level of international sales and operations; negative effects of acquisitions, including the Schenck Process Food and Performance Materials (“FPM”) business and Linxis Group SAS (“Linxis”) acquisitions, on the Company’s business, financial condition, results of operations and financial performance; competition in the industries in which we operate, including on price; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or divestiture, including the Milacron injection molding and extrusion business sale or the TerraSource transaction (the “Transactions”), including potential synergies and cost savings or the failure of the Company or any acquired company, or the Transactions, to achieve its plans and objectives generally; any strategic and operational initiatives implemented by the parties after the consummation of the Transactions; potential adverse effects of the announcement or results of the Transactions on the market price of the Company’s common stock or on the ability of the Company to develop and maintain relationships with its personnel and customers, suppliers and others with whom it does business or otherwise on the Company’s business, financial condition, results of operations and financial performance; risks related to diversion of management’s attention from our ongoing business operations due to the Transactions; impacts of decreases in demand or changes in technological advances, laws, or regulation on the net revenues that we derive from the plastics industry; the impact to the Company’s effective tax rate of changes in the mix of earnings or in tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits, and governmental proceedings related to operations; uncertainty in the U.S. political and regulatory environment, including as a result of the U.S. presidential election and any proposed tariffs; adverse foreign currency fluctuations; and labor disruptions.

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

Divestiture of Milacron

On March 31, 2025, the Company completed the divestiture of its majority interest in the Milacron injection molding and extrusion business (“Milacron”) pursuant to the Contribution and Purchase Agreement (“Agreement”) between the Company and an affiliate of Bain Capital (“Bain”). In accordance with the terms of the Agreement, Hillenbrand contributed the net assets of Milacron, and its wholly-owned subsidiaries, to a newly formed limited liability company, Milacron Holdings, LLC (“Milacron Holdings”). Hillenbrand retained 48.74% minority ownership of Milacron Holdings upon contribution of Milacron. Hillenbrand received total consideration of $286.0 for its contribution of Milacron, subject to closing adjustments. The total consideration was comprised of $98.0 of cash proceeds paid by Bain and $188.0 of debt assumed by Bain (as described below), in exchange for obtaining 51.26% majority ownership of Milacron Holdings.

In connection with the closing of the transactions contemplated by the Agreement, certain wholly-owned subsidiaries of Milacron entered into a long-term credit agreement with Midcap Financial Trust, which included initial term loans in an aggregate principal amount of $188.0, which were then assumed by Bain as described above. The maturity date of the long-term credit agreement is March 31, 2032 and includes standard financial and non-financial covenants. The Company was in compliance with all covenants prior to the execution of the Agreement. The long-term credit agreement also included revolving credit loans available to certain wholly-owned subsidiaries of Milacron not to exceed $30.0.

The Company is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including the initial equity method investment in Milacron Holdings). Due to the variability of the required rates of return, established by the members of Milacron Holdings in connection with the Agreement, for Bain as the majority member, and the Company, as the minority member, the Company’s initial equity method investment was valued using Level 3 inputs, which are unobservable by nature, and included an option pricing methodology (“OPM”) and a debt like liquidation preference of the pro rata ownership of the members. Inputs to the OPM valuation were volatility, time to exit, equity value and estimated strike price. Significant increases (decreases) in any of those unobservable inputs, as of the date of the valuation, in isolation could result in a significantly lower (higher) fair value measurement. Management used a third-party valuation firm to assist in the determination of the initial equity method investment of Milacron Holdings, and specifically those considered Level 3 measurements. Management ultimately oversaw the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company. As of the transaction date, the Company recorded an initial fair value of $68.7 related to its 48.74% ownership in Milacron Holdings.

As a result of the Milacron divestiture, the Company recorded a pre-tax loss of $54.6, after post-closing adjustments, in the Consolidated Statement of Operations during the three and six months ended March 31, 2025. The Company incurred $4.1 of transaction costs associated with the divestiture during the three and six months ended March 31, 2025, which were recorded within the Molding Technology Solutions reportable operating segment until the completion of the divestiture on March 31, 2025. Upon the divestiture of Milacron, the Company’s equity interest in Milacron Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and six months ended March 31, 2025, to the same period in 2024.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP financial measures are referred to as “adjusted” measures and generally exclude expenses associated with business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, pension settlement (gain) charge, and inventory step-up (adjustments) costs.

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

We calculate the foreign currency impact on net revenue, gross profit, selling, general and administrative expenses, backlog, consolidated net income, and adjusted EBITDA in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in these metrics, either positively or negatively. The cost structure for Corporate is generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review section below where the impact is not significant.

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

CRITICAL ACCOUNTING ESTIMATES

For the three and six months ended March 31, 2025, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on November 19, 2024.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended March 31,				Six Months Ended March 31,
	2025		2024		2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$715.9	100.0	$785.3	100.0	$1,422.8	100.0	$1,558.6	100.0
Gross profit	236.4	33.0	250.7	31.9	471.4	33.1	501.7	32.2
Selling, general and administrative expenses	179.8	25.1	181.4	23.1	350.9	24.7	339.3	21.8
Amortization expense	23.1		25.7		48.3		51.2
Loss on divestiture	54.6		—		54.6		—
Pension settlement (gain) charge	—		—		(1.7)		8.3
Interest expense, net	23.2		30.8		48.3		60.6
Income tax (benefit) expense	(5.7)		4.2		0.7		14.2

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net revenue decreased $69.4 (9%).

•Advanced Process Solutions net revenue decreased $65.2 (12%), primarily driven by a decrease in volume, partially offset by favorable pricing. Foreign currency impact decreased net revenue by 2%.

•Molding Technology Solutions net revenue decreased $4.2 (2%), primarily driven by foreign currency impact.

Gross profit decreased $14.3 (6%) and gross profit margin improved 110 basis points to 33.0%. On an adjusted basis, which excludes business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges, adjusted gross profit decreased $22.5 (9%), and adjusted gross profit margin improved 10 basis points to 33.5%.

•Advanced Process Solutions gross profit decreased $30.2 (15%), primarily driven by lower volume and cost inflation, partially offset by favorable pricing and productivity. Gross profit margin decreased 150 basis points to 34.1%, primarily driven by cost inflation, partially offset by favorable pricing.

Advanced Process Solutions gross profit included restructuring and restructuring related charges ($3.2 in 2025) and inventory step-up (adjustments) costs related to acquisitions ($0.9) in 2024. Excluding these non-recurring items, adjusted gross profit decreased $26.3 (13%) and adjusted gross profit margin decreased 60 basis points to 34.8%.

•Molding Technology Solutions gross profit increased $15.9 (31%) primarily driven by productivity improvements, including savings from restructuring actions, partially offset by cost inflation. Foreign currency impact decreased gross profit by 3%. Gross profit margin improved 760 basis points to 30.6%, primarily driven by productivity improvements, including savings from restructuring actions, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring related charges $12.0 in 2024. Excluding these non-recurring items, adjusted gross profit increased $3.8 (6%) and adjusted gross profit margin improved 220 basis points to 30.5%.

Selling, general and administrative expenses decreased $1.6 (1%), primarily driven by a decrease in restructuring and restructuring-related charges and other non-recurring costs in the prior year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, partially offset by an increase in business acquisition, divestiture, and integration costs. Foreign currency impact decreased selling, general and administrative expenses by 1%. These expenses as a percentage of net revenue increased by 200 basis points to 25.1%. Selling, general and administrative expenses included the following items:

	Three Months Ended March 31,
	2025	2024
Business acquisition, divestiture, and integration costs (1)	$25.0	$9.1
Restructuring and restructuring-related charges	2.9	13.3
Other non-recurring costs related to a discrete commercial dispute	—	6.1

(1)Includes acquisition costs of $0.0 and $0.3 for the three months ended March 31, 2025 and 2024, respectively, divestiture costs of $4.1 and $0.0 for the three months ended March 31, 2025 and 2024, respectively, and integration costs of $20.9 and $8.8 for the three months ended March 31, 2025 and 2024, respectively.

On an adjusted basis, which excludes business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, and other non-recurring costs in the prior year related to the discrete commercial dispute described above, selling, general and administrative expenses decreased $1.0 (1%). Adjusted selling, general and administrative expenses as a percentage of net revenue increased 170 basis points to 21.2%.

Amortization expense decreased $2.6 (10%) primarily driven by the impact of the divestiture of Milacron.

Loss on divestiture of $54.6 was due to the loss realized on the divestiture of Milacron. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Interest expense, net decreased $7.6 (25%), primarily due to the impact of cross-currency swaps that were entered into during the quarter ended June 30, 2024.

The effective tax rate was 12.9% in 2025 compared to 32.8% in 2024. The decrease in the effective tax rate was primarily driven by a decrease in unrecognized tax benefits, partially offset by the estimated tax expense related to the preliminary income tax gain recorded on the divestiture of Milacron on March 31, 2025.

Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

Net revenue decreased $135.8 (9%), which included an unfavorable foreign currency impact (1%).

•Advanced Process Solutions net revenue decreased $122.4 (11%), primarily driven by a decrease in volume, partially offset by favorable pricing. Foreign currency impact decreased net revenue by 1%.

•Molding Technology Solutions net revenue decreased $13.4 (3%), primarily driven by a decrease in volume. Foreign currency impact decreased net revenue by 2%.

Gross profit decreased $30.3 (6%), which included unfavorable foreign currency impact (1%). Gross profit margin improved 90 basis points to 33.1%.  On an adjusted basis, which excluded inventory step-up costs related to acquisitions, business acquisition, divestiture, and integration costs, and restructuring and restructuring-related charges, adjusted gross profit decreased $39.1 (8%), and adjusted gross profit margin improved 40 basis points to 33.4%.

•Advanced Process Solutions gross profit decreased $45.2 (12%), primarily driven by lower volume partially offset by productivity improvements. Foreign currency impact decreased gross profit by 1%. Gross profit margin decreased 20 basis points to 34.3%.

Advanced Process Solutions gross profit included inventory step-up costs related to acquisitions ($0.6 in 2024) and restructuring and restructuring-related charges ($4.0 in 2025). Excluding these charges, adjusted gross profit decreased $42.0 (11%) and adjusted gross profit margin improved 10 basis points to 34.7%.

•Molding Technology Solutions gross profit increased $14.9 (13%), primarily driven by a decrease in restructuring and restructuring-related charges and productivity improvements, including savings from restructuring actions, partially offset by cost inflation. Foreign currency impact decreased gross profit by 2%. Gross profit margin improved 440 basis points to 30.4%, primarily driven by a decrease in restructuring and restructuring-related charges and productivity improvements, including savings from restructuring actions, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($12.1 in 2024). Excluding these charges, adjusted gross profit increased $2.9 (2%) and adjusted gross profit margin improved 170 basis points to 30.5%.

Selling, general and administrative expenses increased $11.6 (3%), primarily driven by an increase in business acquisition, divestiture, and integration costs, cost inflation, and an increase in variable compensation, partially offset by decrease in restructuring and restructuring-related charges, other non-recurring costs in the prior year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, and productivity improvements. Foreign currency impact decreased selling, general and administrative expenses by 1%. These expenses as a percentage of net revenue increased by 290 basis points to 24.7%.  Selling, general and administrative expenses included the following items:

	Six Months Ended March 31,
	2025	2024
Business acquisition, divestiture, and integration costs (1)	$43.1	$14.7
Restructuring and restructuring-related charges	4.3	13.8
Other non-recurring costs related to a discrete commercial dispute	—	6.1

(1)Includes acquisition costs of $0.0 and $0.4 for the six months ended March 31, 2025 and 2024, respectively, divestiture costs of $4.1 and $0.0 for the six months ended March 31, 2025 and 2024, respectively, and integration costs of $39.0 and 14.3 for the six months ended March 31, 2025 and 2024, respectively.

On an adjusted basis, which excludes business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, and other non-recurring costs in the prior year related to the discrete commercial dispute described above, selling, general and administrative expenses decreased $1.2. Adjusted selling, general and administrative expenses as a percentage of net revenue increased 180 basis points to 21.3%.

Amortization expense decreased $2.9 (6%) primarily driven by the impact of the divestiture of Milacron.

Pension settlement (gain) charge decreased $10.0 due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments in 2024, partially offset by premium refunds received in 2025. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this pension settlement (gain) charge.

Loss on divestiture of $54.6 was due to the loss on divestiture of Milacron. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Interest expense, net decreased $12.3 (20%), primarily due to lower weighted average borrowings. See Note 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

The effective tax rate was (2.4)% in 2025 compared to 33.6% in 2024. The decrease in the effective tax rate was primarily driven by a decrease in unrecognized tax benefits, partially offset by the estimated tax expense related to the preliminary income tax gain recorded on the divestiture of Milacron on March 31, 2025, the current period expiration of a reduced incentive tax rate for certain operations located in China, and an unfavorable geographic mix of earnings.

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
	2025		2024		2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$494.0	100.0	$559.2	100.0	$1,005.1	100.0	$1,127.5	100.0
Gross profit	168.6	34.1	198.8	35.6	344.3	34.3	389.5	34.5
Selling, general and administrative expenses	115.4	23.4	108.1	19.3	224.4	22.3	215.2	19.1
Amortization expense	15.8		16.9		32.2		33.6

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net revenue decreased $65.2 (12%) primarily driven by a decrease in volume, partially offset by favorable pricing. Foreign currency impact decreased net revenue by 2%.

Order backlog decreased $282.2 (15%) from $1,877.1 at March 31, 2024 to $1,594.9 at March 31, 2025. The decrease in order backlog was primarily driven by a decrease in capital equipment orders. On a sequential basis, order backlog increased $11.3 (1%) to $1,594.9 at March 31, 2025, up from $1,583.6 at December 31, 2024, primarily due to favorable foreign currency impact (2%).

Gross profit decreased $30.2 (15%) primarily driven by lower volume and cost inflation, partially offset by favorable pricing and productivity. Foreign currency impact decreased gross profit by 2%. Gross profit margin decreased 150 basis points to 34.1%, primarily driven by cost inflation, partially offset by favorable pricing.

Advanced Process Solutions gross profit included restructuring and restructuring related charges ($3.2 in 2025) and inventory step-up (adjustments) costs related to acquisitions ($0.9) in 2024. Excluding these non-recurring items, adjusted gross profit decreased $26.3 (13%) and adjusted gross profit margin decreased 60 basis points to 34.8%.

Selling, general and administrative expenses increased $7.3 (7%) primarily driven by an increase in cost inflation and variable compensation, partially offset by productivity improvements, including savings from restructuring actions. These expenses as a percentage of net revenue increased 410 basis points to 23.4%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($12.3 in 2025 and $3.1 in 2024) and restructuring and restructuring-related charges ($2.5 in 2025). Excluding these items, adjusted selling, general and administrative expenses decreased $4.5 (4%) and adjusted selling, general and administrative expenses as a percentage of net revenue increased 150 basis points to 20.3%.

Amortization expense decreased $1.1 (7%) primarily driven by favorable foreign currency impact and an intangible asset that became fully amortized during the three months ended March 31, 2025.

Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

Net revenue decreased $122.4 (11%), primarily driven by a decrease in volume, partially offset by favorable pricing. Foreign currency impact decreased net revenue by 1%.

Gross profit decreased $45.2 (12%), primarily driven by lower volume partially offset by productivity improvements. Foreign currency impact decreased gross profit by 1%. Gross profit margin decreased 20 basis points to 34.3%.

Advanced Process Solutions gross profit included inventory step-up costs related to acquisitions ($0.6 in 2024) and restructuring and restructuring-related charges ($4.0 in 2025). Excluding these charges, adjusted gross profit decreased $42.0 (11%) and adjusted gross profit margin improved 10 basis points to 34.7%.

Selling, general and administrative expenses increased $9.2 (4%), primarily due to cost inflation and an increase in business acquisition, divestiture, and integration costs, partially offset by productivity improvements. Foreign currency impact decreased selling, general and administrative expenses by 1%. These expenses as a percentage of net revenue increased 320 basis points to 22.3%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($19.4 in 2025 and $6.6 in 2024) and restructuring and restructuring-related charges ($3.2 in 2025). Excluding these items, adjusted selling, general and administrative expenses decreased $6.5 (3%) and adjusted selling, general and administrative expenses as a percentage of net revenue increased 160 basis points to 20.1%.

Amortization expense decreased $1.4 (4%) primarily driven by favorable foreign currency impact and an intangible asset that became fully amortized during the three months ended March 31, 2025.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
	2025		2024		2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$221.9	100.0	$226.1	100.0	$417.7	100.0	$431.1	100.0
Gross profit	67.8	30.6	51.9	23.0	127.1	30.4	112.2	26.0
Selling, general and administrative expenses	44.0	19.8	54.9	24.3	85.4	20.4	89.1	20.7
Amortization expense	7.3		8.8		16.1		17.6

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net revenue decreased $4.2 (2%), primarily driven by foreign currency impact.

Order backlog decreased $175.1 (76%) from $229.8 at March 31, 2024, to $54.7 at March 31, 2025, primarily due to the Milacron divestiture. On a sequential basis, order backlog decreased $178.4 (77%) to $54.7 at March 31, 2025, down from $233.1 at December 31, 2024, primarily due to the Milacron divestiture.

Gross profit increased $15.9 (31%) primarily driven by productivity improvements, including savings from restructuring actions, partially offset by cost inflation. Foreign currency impact decreased gross profit by 3%. Gross profit margin improved 760 basis points to 30.6%, primarily driven by productivity improvements, including savings from restructuring actions, partially offset by cost inflation.

Selling, general and administrative expenses decreased $10.9 (20%), primarily driven by a decrease in restructuring and restructuring-related costs and other non-recurring costs in the prior year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reportable operating segment, partially offset by an increase in business acquisition, divestiture, and integration costs and cost inflation. These expenses as a percentage of net revenue improved 450 basis points to 19.8%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($5.3 in 2025), restructuring and restructuring related costs ($0.3 in 2025 and $13.2 in 2024), and other non-recurring costs in the prior year related to a discrete commercial dispute described above ($6.1 in 2024). Excluding these charges, adjusted selling, general and administrative expenses increased $2.7 (8%) and adjusted selling, general and administrative expenses as a percentage of net revenue increased 160 basis points to 17.3%.

Amortization expense decreased $1.5 (17%) primarily driven by the impact of the divestiture of Milacron.

Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

Net revenue decreased $13.4 (3%), primarily driven by a decrease in volume. Foreign currency impact decreased net revenue by 2%.

Gross profit increased $14.9 (13%), primarily driven by a decrease in restructuring and restructuring-related charges and productivity improvements, including savings from restructuring actions, partially offset by cost inflation. Foreign currency impact decreased gross profit by 2%. Gross profit margin improved 440 basis points to 30.4%, primarily driven by a decrease in restructuring and restructuring-related charges and productivity improvements, including savings from restructuring actions, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($12.1 in 2024). Excluding these charges, adjusted gross profit increased $2.9 (2%) and adjusted gross profit margin improved 170 basis points to 30.5%.

Selling, general and administrative expenses decreased $3.7 (4%), primarily driven by a decrease in restructuring and restructuring related charges and other non-recurring costs in the prior year related to a discrete commercial dispute described above, partially offset by an increase in business acquisition, divestiture, and integration costs, cost inflation, and an increase in variable compensation. Foreign currency impact decreased selling, general and administrative expenses by 1%. These expenses as a percentage of net revenue improved 30 basis points to 20.4%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($9.3 in 2025), non-recurring costs related to a discrete commercial dispute described above ($6.1 in 2024), and restructuring and restructuring related charges ($1.0 in 2025 and $13.3 in 2024). Excluding these items, adjusted selling, general and administrative expenses increased $5.4 (8%) and adjusted selling, general and administrative expenses as a percentage of net revenue increased 180 basis points to 18.0%.

Amortization expense decreased $1.5 (9%) primarily driven by the impact of the divestiture of Milacron.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended March 31,				Six Months Ended March 31,
	2025		2024		2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core corporate expenses	$13.0	1.8	$12.3	1.6	$26.7	1.9	$26.8	1.7
Business acquisition, divestiture, and integration costs	7.4	1.0	6.0	0.8	14.4	1.0	8.1	0.5
Restructuring and restructuring-related charges	—	—	0.1	—	—	—	0.1	—
Corporate expenses	$20.4	2.8	$18.4	2.4	$41.1	2.9	$35.0	2.2

Corporate expenses include the cost of providing management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, information technology, tax compliance, procurement, sustainability, and other public company support functions such as internal audit, investor relations, and financial reporting. Corporate expenses also include costs related to business acquisition, divestiture, and integration, which we incur as a result of our strategy to grow through selective acquisitions. Core corporate expenses primarily represent corporate expenses excluding costs related to business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Corporate expenses increased $2.0 (11%), primarily driven by an increase in business acquisition, divestiture, and integration costs and higher variable compensation, partially offset by an increase in equity earnings from affiliates. These expenses as a percentage of net revenue were 2.8%, an increase of 40 basis points from the prior year.

Core corporate expenses increased $0.7 (6%), primarily due to an increase in equity earnings from affiliates. These expenses as a percentage of net revenue were 1.8%, an increase of 20 basis points from the prior year.

Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

Corporate expenses increased $6.1 (17%), primarily due to an increase in business acquisition, divestiture, and integration costs. These expenses as a percentage of net revenue were 2.9%, an increase of 70 basis points from the prior year.

Core corporate expenses decreased $0.1. These expenses as a percentage of net revenue were 1.9%, an increase of 20 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA from continuing operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Consolidated net (loss) income	$(38.6)	$8.6	$(29.7)	$27.8
Interest expense, net	23.2	30.8	48.3	60.6
Income tax (benefit) expense	(5.7)	4.2	0.7	14.2
Depreciation and amortization	34.2	41.2	72.0	80.0
Consolidated EBITDA	13.1	84.8	91.3	182.6
Loss from discontinued operations (net of income tax expense)	—	—	—	0.3
Pension settlement (gain) charge (1)	—	—	(1.7)	8.3
Business acquisition, divestiture, and integration costs (2)	25.1	9.1	43.2	14.7
Inventory step-up (adjustments) costs	—	(0.9)	—	0.6
Restructuring and restructuring-related charges (3)	6.0	23.5	8.4	24.1
Loss on divestiture (4)	54.6	—	54.6	—
Other non-recurring costs related to a discrete commercial dispute	—	6.1	—	6.1
Adjusted EBITDA from continuing operations	$98.8	$122.6	$195.8	$236.7

(1)The pension settlement (gain) charge during the six months ended March 31, 2025, was due to one-time premium refunds received related to the termination of the Company’s U.S. pension plan. The pension settlement (gain) charge during the six months ended March 31, 2024, was due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments.
(2)Business acquisition, divestiture, and integration costs during the three and six months ended March 31, 2025 and 2024, primarily included costs associated with the integration of recent acquisitions. Includes acquisition costs of $0.0 and $0.3 for the three months ended March 31, 2025 and 2024, respectively, divestiture costs of $4.1 and $0.0 for the three months ended March 31, 2025 and 2024, respectively, and integration costs of $20.9 and $8.8 for the three months ended March 31, 2025 and 2024, respectively. Includes acquisition costs of $0.0 and $0.4 for the six months ended March 31, 2025 and 2024, respectively, divestiture costs of $4.1 and $0.0 for the six months ended March 31, 2025 and 2024, respectively, and integration costs of $39.0 and 14.3 for the six months ended March 31, 2025 and 2024, respectively.
(3)Restructuring and restructuring-related charges primarily included severance costs during the three and six months ended March 31, 2025 and 2024.
(4)The current year amount represents the loss on divestiture of Milacron during the three and six ended March 31, 2025. See Note 4 of Part I, Item 1 of this Form 10-Q for more information.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Consolidated net (loss) income decreased $47.2 (549%) for the three months ended March 31, 2025, compared to the same period in fiscal 2024. The decrease was primarily driven by a loss on the divestiture of Milacron in the current year, an increase in business acquisition, divestiture, and integration costs, lower volume, and cost inflation, partially offset by a decrease in income taxes, and in restructuring and restructuring-related charges, favorable pricing and productivity improvements, a decrease in interest expense, and in other non-recurring costs related to a discrete commercial dispute described above.

Consolidated adjusted EBITDA from continuing operations decreased $23.8 (19%) for the three months ended March 31, 2025, compared to the same period in fiscal 2024. The decrease was primarily driven by lower volume and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased adjusted EBITDA by $2.1.

Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

Consolidated net (loss) income decreased $57.5 (207%) for the six months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily driven by a loss on the divestiture of Milacron in the current year, an increase in business acquisition, divestiture, and integration costs, lower volume, and cost inflation, partially offset by a decrease in income taxes, restructuring and restructuring-related charges, favorable pricing and productivity improvements, a decrease in interest expense, and in other non-recurring costs related to a discrete commercial dispute described above. Foreign currency impact decreased consolidated net income by $0.4.

Consolidated adjusted EBITDA from continuing operations decreased $40.9 (17%) for the six months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily driven by lower volume and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased adjusted EBITDA by $2.6.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first six months of 2025 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

As of March 31, 2025, we had $643.7 of borrowing capacity under the Facility, of which $312.1 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $18.0 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of March 31, 2025, we had guarantee arrangements totaling $607.9, under which $339.2 was used for guarantees. These arrangements include the amendment to the Company’s syndicated L/G facility agreement, originally dated June 21, 2022, and amended and restated on June 22, 2023 (the “Amended L/G Facility Agreement”) between the Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Commerzbank Aktiengesellschaft, as mandated lead arranger and bookrunner, Commerzbank Aktiengesellschaft, as agent, and the other financial institutions party thereto as mandated lead arrangers, lenders and issuing banks under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the Amended L/G Facility Agreement by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of March 31, 2025, we had a transition tax liability of $6.2 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $458.4 at March 31, 2025. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $6.2 recorded as of March 31, 2025. The transition tax liability is expected to be paid over the next two years.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. We had approximately $125.0 remaining for share repurchases under the existing authorization at March 31, 2025.

Our anticipated contribution to our defined benefit pension plans in fiscal 2025 is $11.8, of which $1.7 was made during the six months ended March 31, 2025. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.8 based on our outstanding common stock at March 31, 2025. We increased our quarterly dividend in 2025 to $0.2250 per common share from $0.2225 per common share paid in 2024.

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

Cash Flows

	Six Months Ended March 31,
	2025	2024
Cash flows (used in) provided by:
Operating activities from continuing operations	$(10.0)	$(20.8)
Investing activities from continuing operations	90.8	(27.9)
Financing activities from continuing operations	188.4	46.2
Net cash flows from discontinued operations	—	(23.3)
Effect of exchange rates on cash and cash equivalents	(9.3)	0.8
Net cash flows	$259.9	$(25.0)

Operating Activities

Operating activities from continuing operations used $10.0 of cash during the six months ended March 31, 2025, and used $20.8 of cash during the six months ended March 31, 2024, a $10.8 increase.  The increase in operating cash flow used in continuing operations was primarily due to favorable timing of working capital requirements.

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

Investing Activities

The $118.7 increase in net cash flows from investing activities from continuing operations during the six months ended March 31, 2025, was primarily due to a portion of the proceeds received on the divestiture of Milacron in the current year and an increase in collection of deferred purchase price receivables.

Financing Activities

Cash provided by financing activities from continuing operations was largely impacted by net borrowing activity. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. The $142.2 increase in net cash flows from financing activities from continuing operations during the six months ended March 31, 2025, was primarily due to the execution of a long-term credit agreement prior to the divestiture of Milacron.

We returned $31.7 to shareholders during the six months ended March 31, 2025 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2025 to $0.2250 per common share from $0.2225 per common share paid during fiscal 2024.

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

Upon the divestiture of Milacron on March 31, 2025, certain subsidiaries of Milacron that were Guarantor Subsidiaries ceased to be a guarantor of the senior unsecured notes.

	March 31, 2025	September 30, 2024
Combined Balance Sheets Information:
Current assets (1)	$881.9	$2,077.4
Non-current assets	6,670.7	6,453.1
Current liabilities (1)	1,275.2	753.3
Non-current liabilities	1,593.9	1,591.6

		Six Months Ended March 31, 2025
Combined Statements of Operations Information:
Net revenue (2)		$178.0
Gross profit		60.1
Consolidated net loss from continuing operations attributable to Obligors		(43.4)
Total loss from discontinued operations (net of income tax expense) attributable to Obligors		—
Net loss attributable to Obligors		(43.4)

(1) Current assets include intercompany receivables from non-guarantors of and $1,487.7 as of September 30, 2024. Current liabilities include intercompany payables to non-guarantors of $415.0 as of March 31, 2025.
(2) Net revenue includes intercompany sales with non-guarantors of $7.2 for the six months ended March 31, 2025.

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

There have been no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 14 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on November 19, 2024 and the additional risk factor below. The following descriptions of risk factors include any additions and material changes to, and supersede the corresponding description of the risk factors associated with our business as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024.

Uncertainty in the United States global trade policy and risks with global governmental instability could negatively impact our business.

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

The new U.S. administration has recently announced several new tariffs on certain imports from various countries, including Mexico, Canada, and China. These tariffs may increase the cost of certain of our products and may negatively impact our results of operations.

Because the situation is fluid and trade negotiations may be ongoing, we cannot, at this time, predict future trade policy or what additional actions, if any, will be taken by the U.S. government with respect to trade agreements or the imposition of additional tariffs or other measures. Accordingly, any pause (such as the 90-day pause on reciprocal tariffs (excluding China) announced on April 9, 2025), suspension, reversal, reinstatement, reduction, or increase on U.S. tariffs on imported goods, or the occurrence of a trade war or other governmental action related to tariffs or trade agreements, could potentially adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. or global economy, which in turn could adversely impact our business, financial condition, and results of operations.

In addition, certain countries that are central to our businesses have imposed or been subject to imposition or have threatened imposition of retaliatory tariffs in response to tariffs imposed by the U.S. upon various raw materials and finished goods, including steel and others that are important to our businesses. While the implementation of the tariffs on imports from Mexico and Canada was initially paused, the Chinese tariffs took effect as scheduled and China responded by implementing reciprocal tariffs on certain U.S. imports. These actions, along with recent governmental instability in certain parts of the world, as well as support for protectionism and rising anti-globalization sentiment in the U.S. and other countries, exposes us to risks of disruption and cost increases in our established patterns for sourcing our raw materials and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in U.S. tariffs, quotas, trade relationships or agreements, or tax law, or similar actions taken by other countries, could reduce the supply of goods available to us or increase our cost of goods. Although such changes would in many cases have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. As we make business decisions in the face of uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could materially and adversely impact our business, consolidated results of operations, and financial condition in the periods to come.

Item 5.                OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

On February 13, 2025, J. Michael Whitted, Senior Vice President, Strategy & Corporate Development of the Company, and Nicholas R. Farrell, Senior Vice President, General Counsel, and Secretary of the Company, each adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Whitted’s Rule 10b5-1 Trading Plan, which has a term of one (1) year, provides for 138,968 stock options to be exercised and sold and 56,152 shares of common stock to be sold, subject in each case to certain quantities and limit prices and applicable tax withholding. Mr. Farrell’s Rule 10b5-1 Trading Plan, which has a term of one (1) year, provides for 9,953 stock options to be exercised and sold, subject in each case to certain quantities and limit prices and applicable tax withholding.

On February 22, 2025, Kimberly K. Ryan, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Ryan’s Rule 10b5-1 Trading Plan, which has a term of one (1) year, provides for 93,729 stock options to be exercised and sold, subject in each case to certain quantities and limit prices and applicable tax withholding.

On March 3, 2025, Ulrich Bartel, Senior Vice President and President of Coperion and Advanced Process Solutions, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Bartel’s Rule 10b5-1 Trading Plan, which has a term of (1) year, provides for 11,004 stock options to be exercised and sold, subject in each case to certain quantities and limit prices and applicable tax withholding.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 2.1	*	Contribution and Purchase Agreement, dated February 5, 2025, between BCSS IOTA (A), LLC, as Purchaser, and Milacron LLC, as Seller
Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of April 26, 2024 (Incorporated by reference to Exhibit 3.2 to Current Report on Form 10-Q filed April 30, 2024)
Exhibit 10.1	*	Employment Agreement dated as of January 1, 2025, by and between Hillenbrand Germany Holding GmbH and Ulrich Bartel
Exhibit 22		List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Annual Report on Form 10-K filed November 19, 2024)
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: April 29, 2025	By:	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Senior Vice President and Chief Financial Officer

Date: April 29, 2025		/s/ Megan A. Walke
Megan A. Walke
Vice President, Corporate Controller and Chief Accounting Officer