Form 10-Q
period 2025-06-30
Hillenbrand, Inc.
filed 2025-08-11
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

The registrant had 70,482,047 shares of common stock, no par value per share, outstanding as of August 1, 2025.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$598.9	$786.6	$2,021.7	$2,345.2
Cost of goods sold	396.3	520.2	1,347.7	1,577.1
Gross profit	202.6	266.4	674.0	768.1
Selling, general and administrative expenses	146.3	174.2	497.2	513.5
Amortization expense	22.9	25.5	71.2	76.7
Loss on divestiture	1.5	—	56.1	—
Impairment charges	—	265.0	—	265.0
Pension settlement charges (gain)	—	26.9	(1.7)	35.2
Interest expense, net	21.3	32.2	69.6	92.8
Income (loss) from continuing operations before income taxes	10.6	(257.4)	(18.4)	(215.1)
Income tax expense (benefit)	6.5	(10.5)	7.2	3.7
Income (loss) from continuing operations	4.1	(246.9)	(25.6)	(218.8)
Loss from discontinued operations (net of income tax benefit)	—	—	—	(0.3)
Consolidated net income (loss)	4.1	(246.9)	(25.6)	(219.1)
Less: Net income attributable to noncontrolling interests	2.2	2.0	7.0	6.5
Net income (loss) attributable to Hillenbrand	$1.9	$(248.9)	$(32.6)	$(225.6)

Earnings (loss) per share
Basic earnings (loss) per share
Income (loss) from continuing operations attributable to Hillenbrand	$0.03	$(3.53)	$(0.46)	$(3.20)
Loss from discontinued operations	—	—	—	—
Net income (loss) attributable to Hillenbrand	$0.03	$(3.53)	$(0.46)	$(3.20)
Diluted earnings (loss) per share
Income (loss) from continuing operations attributable to Hillenbrand	$0.03	$(3.53)	$(0.46)	$(3.20)
Loss from discontinued operations	—	—	—	—
Net income (loss) attributable to Hillenbrand	$0.03	$(3.53)	$(0.46)	$(3.20)
Weighted average shares outstanding (basic)	70.8	70.5	70.7	70.4
Weighted average shares outstanding (diluted)	70.8	70.5	70.7	70.4

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Consolidated net income (loss)	$4.1	$(246.9)	$(25.6)	$(219.1)
Changes in other comprehensive income (loss), net of tax:
Currency translation adjustment (1)	58.0	(6.7)	5.7	8.5
Pension and postretirement	(1.3)	20.5	(3.9)	26.5
Change in net unrealized (loss) gain on derivative instruments	(57.7)	4.8	(41.6)	5.7
Total changes in other comprehensive (loss) income, net of tax	(1.0)	18.6	(39.8)	40.7
Consolidated comprehensive income (loss)	3.1	(228.3)	(65.4)	(178.4)
Less: Comprehensive income attributable to noncontrolling interests	1.9	2.4	5.7	6.4
Comprehensive income (loss) attributable to Hillenbrand	$1.2	$(230.7)	$(71.1)	$(184.8)

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	June 30, 2025 (unaudited)	September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$162.8	$199.3
Trade receivables, net	291.7	350.1
Receivables from long-term manufacturing contracts, net	288.5	302.7
Inventories, net	386.2	525.2
Prepaid expenses and other current assets	157.1	132.6
Total current assets	1,286.3	1,509.9
Property, plant, and equipment, net	246.0	316.6
Operating lease right-of-use assets, net	103.0	168.7
Intangible assets, net	1,158.9	1,285.9
Goodwill	1,685.0	1,835.7
Equity method investments	84.6	9.4
Other long-term assets	112.7	112.5
Total Assets	$4,676.5	$5,238.7

LIABILITIES
Current Liabilities
Trade accounts payable	$387.8	$444.8
Liabilities from long-term manufacturing contracts and advances	255.5	315.2
Current portion of long-term debt	12.6	20.6
Accrued compensation	101.0	122.0
Other current liabilities	273.2	286.5
Total current liabilities	1,030.1	1,189.1
Long-term debt	1,663.6	1,872.4
Accrued pension and postretirement healthcare	90.4	109.3
Operating lease liabilities	78.1	141.1
Deferred income taxes	287.6	314.3
Other long-term liabilities	174.5	155.1
Total Liabilities	$3,324.3	$3,781.3

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 70.4 and 70.2 shares outstanding)	—	—
Additional paid-in capital	716.2	712.6
Retained earnings	964.2	1,045.2
Treasury stock (5.4 and 5.6 shares, at cost)	(228.8)	(238.2)
Accumulated other comprehensive loss	(135.1)	(96.6)
Hillenbrand Shareholders’ Equity	1,316.5	1,423.0
Noncontrolling interests	35.7	34.4
Total Shareholders’ Equity	1,352.2	1,457.4

Total Liabilities and Shareholders’ Equity	$4,676.5	$5,238.7

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2025	2024
Operating activities from continuing operations
Consolidated net loss	$(25.6)	$(219.1)
Adjustments to reconcile loss from continuing operations to cash (used in) provided by operating activities:
Total loss from discontinued operations (net of income tax benefit)	—	0.3
Loss on divestiture	56.1	—
Depreciation and amortization	104.7	118.8
Deferred income taxes	(30.2)	(73.9)
Amortization of deferred financing costs	4.3	4.2
Share-based compensation	14.5	14.9
Impairment charges	—	265.0
Pension settlement charges	—	35.2
Trade accounts receivable, net and receivables from long-term manufacturing contracts	(0.8)	(19.6)
Inventories, net	(8.0)	18.4
Prepaid expenses and other current assets	(17.7)	(43.5)
Trade accounts payable	(2.8)	(7.4)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(69.0)	(51.1)
Income taxes payable	(25.4)	(1.0)
Accrued pension and postretirement	(1.2)	(4.2)
Other, net	(10.4)	(12.2)
Net cash (used in) provided by operating activities from continuing operations	(11.5)	24.8

Investing activities from continuing operations
Capital expenditures	(29.2)	(41.1)
Proceeds from sales of property, plant, and equipment	2.1	3.4
Acquisition of business, net of cash acquired	—	(0.9)
Proceeds from divestiture, net of cash divested	83.9	—
Cross-currency swap settlement	9.1	—
Collection of deferred purchase price receivables	17.3	—
Other, net	1.2	(1.6)
Net cash provided by (used in) investing activities from continuing operations	84.4	(40.2)

Financing activities from continuing operations
Proceeds from issuance of long-term debt	188.0	500.0
Repayments on long-term debt	(204.0)	(415.0)
Proceeds from revolving credit facilities	261.1	682.1
Repayments on revolving credit facilities	(289.5)	(692.5)
Payment of deferred financing costs	(3.9)	(6.2)
Payments of dividends on common stock	(47.5)	(46.8)
Proceeds from stock option exercises	1.0	2.4
Payments for employee taxes on net settlement equity awards	(3.4)	(6.5)
Other, net	(8.8)	(4.1)
Net cash (used in) provided by financing activities from continuing operations	(107.0)	13.4
Cash used in continuing operations	(34.1)	(2.0)
Cash used in discontinued operations:
Operating cash flows	—	(23.3)
Total cash used in discontinued operations	—	(23.3)
Effect of exchange rates on cash and cash equivalents	(3.8)	(0.3)
Net cash flows	(37.9)	(25.6)

Cash, cash equivalents, and restricted cash:
At beginning of period	227.9	250.2
At end of period	$190.0	$224.6

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended June 30, 2025
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2025	75.8	$712.7	$978.4	5.4	$(229.4)	$(134.4)	$35.3	$1,362.6
Total other comprehensive loss, net of tax	—	—	—	—	—	(0.7)	(0.3)	(1.0)
Net income	—	—	1.9	—	—	—	2.2	4.1
Issuance/retirement of stock for stock awards/options	—	(0.8)	—	—	0.6	—	—	(0.2)
Share-based compensation	—	4.0	—	—	—	—	—	4.0
Dividends ($0.225 per share)	—	0.3	(16.1)	—	—	—	(1.5)	(17.3)
Balance at June 30, 2025	75.8	$716.2	$964.2	5.4	$(228.8)	$(135.1)	$35.7	$1,352.2

	Nine Months Ended June 30, 2025
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2024	75.8	$712.6	$1,045.2	5.6	$(238.2)	$(96.6)	$34.4	$1,457.4
Total other comprehensive loss, net of tax	—	—	—	—	—	(38.5)	(1.3)	(39.8)
Net (loss) income	—	—	(32.6)	—	—	—	7.0	(25.6)
Issuance/retirement of stock for stock awards/options	—	(11.8)	—	(0.2)	9.4	—	—	(2.4)
Share-based compensation	—	14.5	—	—	—	—	—	14.5
Dividends ($0.675 per share)	—	0.9	(48.4)	—	—	—	(4.4)	(51.9)
Balance at June 30, 2025	75.8	$716.2	$964.2	5.4	$(228.8)	$(135.1)	$35.7	$1,352.2

	Three Months Ended June 30, 2024
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at March 31, 2024	75.8	$704.2	$1,311.3	5.6	$(239.9)	$(124.5)	$31.1	$1,682.2
Total other comprehensive loss, net of tax	—	—	—	—	—	18.2	0.4	18.6
Net (loss) income	—	—	(248.9)	—	—	—	2.0	(246.9)
Issuance/retirement of stock for stock awards/options	—	(1.3)	—	—	1.0	—	—	(0.3)
Share-based compensation	—	5.0	—	—	—	—	—	5.0
Dividends ($0.2225 per share)	—	0.2	(15.8)	—	—	—	(1.6)	(17.2)
Balance at June 30, 2024	75.8	$708.1	$1,046.6	5.6	$(238.9)	$(106.3)	$31.9	$1,441.4

	Nine Months Ended June 30, 2024
	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2023	75.8	$709.5	$1,319.6	5.9	$(251.7)	$(147.1)	$32.6	$1,662.9
Total other comprehensive income (loss), net of tax	—	—	—	—	—	40.8	(0.1)	40.7
Net (loss) income	—	—	(225.6)	—	—	—	6.5	(219.1)
Issuance/retirement of stock for stock awards/options	—	(16.9)	—	(0.3)	12.8	—	—	(4.1)
Share-based compensation	—	14.9	—	—	—	—	—	14.9
Dividends ($0.6675 per share)	—	0.6	(47.4)	—	—	—	(4.1)	(50.9)
Purchase of noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Balance at June 30, 2024	75.8	$708.1	$1,046.6	5.6	$(238.9)	$(106.3)	$31.9	$1,441.4

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

For the year ended September 30, 2024, $9.4 of equity method investments were reclassified from other long-term assets on the accompanying Consolidated Balance Sheet for comparability with the June 30, 2025 Consolidated Balance Sheet. There was no change to total assets for the year ended September 30, 2024 as a result of this reclassification.

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

Contract balances

The balance in receivables from long-term manufacturing contracts at June 30, 2025 and September 30, 2024, was $288.5 and $302.7, respectively. The change was driven by the impact of net revenue recognized prior to billings to customers. The balance in the liabilities from long-term manufacturing contracts and advances at June 30, 2025 and September 30, 2024, was $255.5 and $315.2, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the nine months ended June 30, 2025 and 2024, related to liabilities from long-term manufacturing contracts and advances as of September 30, 2024 and 2023, was $95.6 and $116.4, respectively. During the nine months ended June 30, 2025 and 2024, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of June 30, 2025, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $1,624.2. Approximately 75% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of revenue

The following tables present net revenue by geography:

	Three Months Ended June 30, 2025			Nine Months Ended June 30, 2025
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$229.4	$27.5	$256.9	$679.8	$247.3	$927.1
Asia	126.0	36.7	162.7	385.4	166.3	551.7
Europe, the Middle East, and Africa	151.6	27.7	179.3	446.9	96.0	542.9
Total	$507.0	$91.9	$598.9	$1,512.1	$509.6	$2,021.7

	Three Months Ended June 30, 2024			Nine Months Ended June 30, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$275.4	$115.7	$391.1	$797.5	$353.1	$1,150.6
Asia	128.4	64.9	193.3	408.8	188.0	596.8
Europe, the Middle East, and Africa	165.6	36.6	202.2	490.6	107.2	597.8
Total	$569.4	$217.2	$786.6	$1,696.9	$648.3	$2,345.2

(1)The Company attributes net revenue to a geography based upon the location of the end customer.

The following tables present net revenue by timing of transfer:

	Three Months Ended June 30, 2025			Nine Months Ended June 30, 2025
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$262.9	$91.9	$354.8	$808.0	$476.5	$1,284.5
Over time	244.1	—	244.1	704.1	33.1	737.2
Total	$507.0	$91.9	$598.9	$1,512.1	$509.6	$2,021.7

	Three Months Ended June 30, 2024			Nine Months Ended June 30, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$267.2	$203.8	$471.0	$826.9	$595.5	$1,422.4
Over time	302.2	13.4	315.6	870.0	52.8	922.8
Total	$569.4	$217.2	$786.6	$1,696.9	$648.3	$2,345.2

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

As a result of the Milacron divestiture, the Company recorded a pre-tax loss of $1.5 and $56.1, after post-closing adjustments, in the Consolidated Statement of Operations during the three and nine months ended June 30, 2025, respectively. The Company incurred $0.8 and $4.9 of transaction costs associated with the divestiture during the three and nine months ended June 30, 2025, respectively, which were recorded within the Molding Technology Solutions reportable operating segment. Upon the divestiture of Milacron, the Company’s equity interest in Milacron Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

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

5.Supplemental Consolidated Balance Sheet Information

	June 30, 2025	September 30, 2024
Allowance for credit losses	$11.1	$13.6

Warranty reserves	$46.4	$47.9

Accumulated depreciation on property, plant, and equipment	$242.5	$265.6

Inventories, net:
Raw materials and components	$184.8	$247.0
Work in process	98.2	127.6
Finished goods	103.2	150.6
Total inventories, net	$386.2	$525.2

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$162.8	$223.8
Short-term restricted cash included in other current assets	6.5	0.8
Long-term restricted cash included in other long-term assets	20.7	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$190.0	$224.6

Equity Method Investments

The Consolidated Financial Statements includes our 48.74% interest in Milacron Holdings and our approximate 46% interest in TerraSource Holdings, LLC (“TerraSource”), which are accounted for using the equity method of accounting as we have significant influence over the operating and financial policies but not controlling interests. When we record our proportionate share of net income or loss, we record it as a reduction or increase to selling, general and administrative expenses in the Consolidated Statements of Operations and adjust the carrying value of our equity method investments. The maximum exposure to loss as a result of the Company’s involvement with the equity method investments cannot be quantified. The value of our equity method investments, which is recorded in Equity method investments in the Consolidated Balance Sheets, was $84.6 and $9.4 at June 30, 2025 and September 30, 2024, respectively. We recorded our proportionate share of net income from equity method investments of $0.4 and $6.4, and $2.1 and $4.7 for the three and nine months ended June 30, 2025 and 2024, respectively, as a reduction of selling, general and administrative expenses.

In July 2025, the Company completed the sale of its interest in TerraSource (Note 17).

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

All outstanding amounts related to suppliers participating in the SCF program are recorded upon confirmation with the third-party financial institutions in trade accounts payable in the Consolidated Balance Sheets, and associated payments are included in cash used in operating activities in the Consolidated Statements of Cash Flows. The Company’s outstanding obligations included in trade accounts payable as of June 30, 2025 and September 30, 2024, were $14.3 and $16.0, respectively.

Trade Receivables Financing Agreements

The Company sells a small percentage of its trade receivables to outside financial institutions in the normal course of business. These trade receivable financing agreements are accounted for as a true sale of assets under the provisions of Accounting Standards Codification (“ASC”) 860, Transfer and Servicing (“ASC 860”). During fiscal 2024, the Company executed an amendment of one of its trade receivables financing agreements (as amended, the “Amended Agreement”) with a financial institution. In accordance with ASC 860, this Amended Agreement is deemed a true sale, as the Company retains no rights or interest and has no obligations with respect to the trade receivables, and has no continuing involvement with the trade receivables once transferred to the financial institution. As part of the Amended Agreement, we receive the majority of the proceeds of the trade receivables sold to the financial institution upon sale in cash (level 1 fair value measurement) with the remaining portion of the proceeds held by the financial institution as a deferred purchase price (“DPP”) (level 2 fair value measurement) until the collection of the trade receivables sold. The DPP receivables are ultimately realized by the Company following the collection of the underlying trade receivables sold to the financial institution (typically within 90 - 120 days). As defined in the Amended Agreement, the financial institution is responsible for any credit risk associated with the sold trade receivables. There is no limit on the amount of trade receivables that can be sold under the Amended Agreement; however, all trade receivables must be accepted by the financial institution prior to sale.

Sales of trade receivables under the Amended Agreement and other trade receivable factoring arrangements were $70.8 and $205.9, and $79.1 and $159.6 for the three and nine months ended June 30, 2025 and 2024, respectively, and cash collections from customers on trade receivables sold were $68.5 and $208.3, and $80.0 and $95.3 during the three and nine months ended June 30, 2025 and 2024, respectively. The Company acts as a servicer (collects customer cash on behalf of the financial institution) for one of its trade receivables factoring arrangements. The servicing fee associated with this trade receivables factoring arrangement was not material to the Company for the three and nine months ended June 30, 2025 and 2024, respectively. Amounts collected on behalf of the financial institution under this trade receivables factoring arrangement and owed to the financial institution were $2.1 and $3.1 at June 30, 2025 and September 30, 2024, respectively. The loss on the sale of trade receivables under the Amended Agreement and other trade receivables factoring arrangements was not material to the Company for the three and nine months ended June 30, 2025 and 2024. As of June 30, 2025 and September 30, 2024, trade receivables in the amount of $23.6 and $34.2, respectively were sold to the financial institution and are not reflected in trade receivables in the Consolidated Balance Sheets.

The following roll forward summarizes the activity related to the DPP receivables:

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Beginning DPP receivables balance	$6.7	$—
Non-cash additions to DPP receivables	15.0	20.6
Cash collections on DPP receivables	(17.3)	(13.9)
Ending DPP receivables balance	$4.4	$6.7

6.Leases

For the three and nine months ended June 30, 2025 and 2024, the Company recognized $7.8 and $27.9, and $7.7 and $24.3 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period. The Company’s finance leases were insignificant as of June 30, 2025 and September 30, 2024.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	June 30, 2025	September 30, 2024
Operating lease right-of-use assets, net	$103.0	$168.7

Other current liabilities	19.4	22.0
Operating lease liabilities	78.1	141.1
Total operating lease liabilities	$97.5	$163.1

Weighted-average remaining lease term (in years)	5.8	10.3

Weighted-average discount rate	4.4%	6.3%

As of June 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

2025 (excluding the nine months ended June 30, 2025)	$6.1
2026	22.9
2027	19.6
2028	16.8
2029	14.9
Thereafter	30.1
Total lease payments	110.4
Less: imputed interest	(12.9)
Total present value of lease payments	$97.5

Supplemental Consolidated Statements of Cash Flows information related to the Company’s operating leases is as follows:

	Nine Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$18.8	$19.9
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	11.2	12.8
Operating leases acquired in business combinations	—	3.1

7.Intangible Assets and Goodwill

Impairment recorded in the prior year

In connection with the preparation of the Consolidated Financial Statements for the three and nine months ended June 30, 2024, an interim impairment assessment was performed for select reporting units within the Molding Technology Solutions reportable operating segment as a result of certain triggering events. The prior year interim impairment assessment was triggered by negative macroeconomic conditions and changing market fundamentals, which resulted in a downward revision to the forecast and a new five-year operating plan for select reporting units within the Molding Technology Solutions reportable operating segment. As a result of the change to expected future cash flows and the comparable market information used in the market approach for estimating the fair value of a certain reporting unit, the Company concluded that the carrying value for that reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $238.0 during the three and nine months ended June 30, 2024.

Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of the trade name associated with that same reporting unit exceeded its fair value. As a result, an impairment charge of $27.0 was recorded for this trade name during the three and nine months ended June 30, 2024.

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

During the three and nine months ended June 30, 2025, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	June 30, 2025		September 30, 2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,240.5	$(400.9)	$1,316.9	$(379.4)
Technology, including patents	189.1	(110.4)	192.3	(100.9)
Software	63.1	(37.7)	53.0	(35.3)
Trade names	54.0	(15.3)	52.5	(10.6)
	1,546.7	(564.3)	1,614.7	(526.2)
Indefinite-lived assets:
Trade names	176.5	—	197.4	—

Total	$1,723.2	$(564.3)	$1,812.1	$(526.2)

Finite-lived intangible assets, net of $654.0 and $693.0 are included in the Advanced Process Solutions reportable operating segment at June 30, 2025 and September 30, 2024, respectively. Indefinite-lived intangible assets of $114.9 and $112.3 are included in the Advanced Process Solutions reportable operating segment at June 30, 2025 and September 30, 2024, respectively. The net change in intangible assets in the Advanced Process Solutions reportable operating segment during the nine months ended June 30, 2025, was driven primarily by amortization and foreign currency adjustments.

Finite-lived intangible assets, net of $312.4 and $388.3 are included in the Molding Technology Solutions reportable operating segment at June 30, 2025 and September 30, 2024, respectively. Indefinite-lived intangible assets of $61.6 and $85.1 are included in the Molding Technology Solutions reportable operating segment at June 30, 2025 and September 30, 2024, respectively. The net change in intangible assets in the Molding Technology Solutions reportable operating segment during the nine months ended June 30, 2025, was driven primarily by the Milacron divestiture, amortization, and foreign currency adjustments.

Goodwill

Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments. The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the nine months ended June 30, 2025:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance as of September 30, 2024	$1,430.2	$405.5	$1,835.7
Divestiture of Milacron	—	(180.0)	(180.0)
Foreign currency adjustments	30.7	(1.4)	29.3
Balance as of June 30, 2025	$1,460.9	$224.1	$1,685.0

8.Financing Agreements
The following table summarizes Hillenbrand’s current and long-term debt as of:

	June 30, 2025	September 30, 2024
$1,000 revolving credit facility (excluding outstanding letters of credit)	$284.0	$298.5
$200 term loan	175.0	182.5
€185 term loan	—	196.5
$500 senior unsecured notes (1)	495.5	494.6
$375 senior unsecured notes (2)	374.1	373.6
$350 senior unsecured notes (3)	347.5	347.1
Other	0.1	0.2
Total debt	1,676.2	1,893.0
Less: current portion	12.6	20.6
Total long-term debt	$1,663.6	$1,872.4

(1)Includes unamortized debt issuance costs of $4.5 and $5.4 at June 30, 2025 and September 30, 2024, respectively.
(2)Includes unamortized debt issuance costs of $0.8 and $1.2 at June 30, 2025 and September 30, 2024, respectively.
(3)Includes unamortized debt issuance costs of $2.5 and $2.9 at June 30, 2025 and September 30, 2024, respectively.

On June 8, 2022, the Company entered into a Fourth Amended and Restated Credit Agreement (such agreement, as amended from time to time as detailed below, the “Prior Credit Agreement”), which governs the multi-currency revolving credit facility (the “Facility”), by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. As of June 30, 2025, the Company had $16.4 in outstanding letters of credit issued and $399.6 of borrowing capacity under the Facility, of which $348.9 was immediately available based on the Company’s most restrictive covenant, and is reflective of the June 30, 2025 covenant revision in conjunction with the Credit Agreement as defined further below. The weighted-average interest rate on borrowings under the Facility was 3.98% and 4.52% for the three and nine months ended June 30, 2025, respectively, and 5.55% and 5.84% for the three and nine months ended June 30, 2024, respectively. The weighted average facility fee on the Facility was 0.25% and 0.24% for the three and nine months ended June 30, 2025, respectively, and 0.24% and 0.22% for the three and nine months ended June 30, 2024, respectively. The weighted-average interest rate on the $200 term loan was 6.42% and 6.48% for the three and nine months ended June 30, 2025, respectively, and 7.34% and 7.17% for the three and nine months ended June 30, 2024, respectively. During the three months ended June 30, 2025, the Company repaid the €185 delayed-draw term loan facility made available to the Company’s wholly-owned subsidiary, Hillenbrand Switzerland GmbH, under Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“€185 term loan”) with proceeds from the Milacron divestiture and wrote off deferred financing costs related to the €185 term loan in the amount of $0.6.

Remaining unamortized deferred financing costs related to the Facility and $200 term loan were $3.9 in aggregate, as of June 30, 2025, and are being amortized to interest expense over the remaining term of these agreements.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of June 30, 2025 and September 30, 2024, the Company had credit arrangements totaling $667.4 and $594.3, respectively, under which $353.8 and $400.2, respectively, were used for guarantees. These arrangements include the Company’s Syndicated L/G Facility Agreement (“L/G Facility”) and other ancillary credit facilities. Remaining unamortized deferred financing costs related to the L/G Facility were $1.1 as of June 30, 2025, and are being amortized to interest expense over the remaining term of the agreement.

As of June 30, 2025, Hillenbrand was in compliance with all covenants contained in the foregoing agreements and credit instruments and there were no events of default.

$700 Revolving Credit Facility, $175 Term Loan, and €240 Term Loan Commitment

Subsequent to June 30, 2025, Hillenbrand entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), on July 9, 2025 (the “Effective Date”).

The Credit Agreement amends and restates the Company’s Fourth Amended and Restated Credit Agreement, dated June 8, 2022 (the “Prior Credit Agreement”). The Credit Agreement provides for a $700 revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement also contains two term loan facilities: a U.S. Dollar-denominated $175 term loan facility (the “Dollar Term Loans”) drawn by the Company on the Effective Date to refinance the U.S. Dollar-denominated term loans outstanding under the Prior Credit Agreement, and a Euro-denominated delayed-draw term loan facility available to Hillenbrand Switzerland GmbH, a wholly owned subsidiary of the Company, providing for term loans in an aggregate principal amount of up to €240 (the “Euro Term Loans”).

The maximum permitted Leverage Ratio under the Credit Agreement as of the last day of each of its fiscal quarters will be: (i) 4.25x for the fiscal quarters ending June 30, 2025, through and including June 30, 2026; (ii) 4.00x for the fiscal quarter ending September 30, 2026; (iii) 3.75x for the fiscal quarter ending December 31, 2026; and (iv) 3.50x for the fiscal quarter ending March 31, 2027, and each fiscal quarter thereafter.

The Revolving Credit Facility, the Dollar Term Loans and the Euro Term Loans mature on July 9, 2030.

€325 L/G Facility Agreement

On July 17, 2025 (the “LG Effective Date”), the Company completed an amendment (the “L/G Facility Amendment”) to its €325 Syndicated L/G Facility Agreement, dated as of June 21, 2022 (as amended or modified prior to the LG Effective Date, the “Existing L/G Facility Agreement,”). The L/G Facility Amendment amends the Existing L/G Facility Agreement by, among other things, increasing the maximum permitted leverage ratio to (i) 4.25x for the fiscal quarters ending June 30, 2025, through and including June 30, 2026; (ii) 4.00x for the fiscal quarter ending September 30, 2026; (iii) 3.75x for the fiscal quarter ending December 31, 2026; and (iv) 3.50x for the fiscal quarter ending March 31, 2027, and each fiscal quarter thereafter. The L/G Facility Amendment matures on June 22, 2027.

Repayment of $375 senior unsecured notes

On September 25, 2019, the Company issued $375 of senior unsecured notes due September 2026 (the “2019 Notes”). Effective July 21, 2025, the 2019 Notes were repaid by the Company, using the net proceeds from the TerraSource divestiture and the proceeds of the Euro Term Loans defined above.

9.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension cost (benefit) included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Service costs	$—	$—	$0.4	$0.5
Interest costs	0.2	2.3	0.6	1.1
Expected return on plan assets	—	(2.8)	(0.3)	(0.4)
Amortization of net loss (gain)	0.1	0.1	0.7	(0.2)
Settlement charge	—	26.9	—	—
Net periodic pension cost (1)	$0.3	$26.5	$1.4	$1.0

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Service costs	$—	$—	$2.1	$1.5
Interest costs	0.6	7.0	2.2	3.3
Expected return on plan assets	—	(8.3)	(0.8)	(1.2)
Amortization of net loss (gain)	0.2	0.2	0.2	(0.5)
Settlement (gain) charges	(1.7)	35.2	—	—
Net periodic pension (benefit) cost (1)	$(0.9)	$34.1	$3.7	$3.1

(1) The components of net periodic pension cost (benefit), excluding settlement (gain) charges, are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations.
On July 18, 2023, we announced an offer to provide former employees who are participants in the Company’s U.S. defined benefit pension plan (the “Plan”) the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in December 2023, funded by the existing assets in the Plan. In April 2024, the remaining assets of the Plan were used to purchase annuities to support the remaining obligation, resulting in the termination and liquidation of the Plan. During the nine months ended June 30, 2025, the Company received one-time premium refunds of $1.7 related to the termination of the Plan, which were recorded as a pretax pension settlement gain on the Consolidated Statement of Operations. During the nine months ended June 30, 2024, the Company recorded non-cash settlement pre-tax charges of $35.2, related to the termination and liquidation of the Plan.

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $3.1 and $9.9 for the three and nine months ended June 30, 2025, respectively, and $2.7 and $8.1 for the three and nine months ended June 30, 2024, respectively.

10.Income Taxes

The effective tax rates for the three months ended June 30, 2025 and 2024 were 61.3% and 4.1%, respectively. The increase in the effective tax rate was primarily driven by an unfavorable geographic mix of earnings and an increase in unrecognized tax benefits, partially offset by a discrete benefit resulting from enacted state income tax legislation.

The effective tax rates for the nine months ended June 30, 2025 and 2024 were (39.1%) and (1.7%), respectively. The decrease in the effective tax rate was primarily driven by an impairment charge that did not recur, a decrease in unrecognized tax benefits, and a discrete benefit resulting from enacted state tax legislation. This decrease was partially offset by the estimated tax expense related to the preliminary income tax gain recorded on the divestiture of Milacron on March 31, 2025, the current period expiration of a reduced incentive tax rate for certain operations located in China, and an unfavorable geographic mix of earnings.

The Company expects to further refine the estimated tax expense related to the sale of Milacron throughout the remainder of fiscal 2025.

11.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 550,000 and 445,000 shares at June 30, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$4.1	$(246.9)	$(25.6)	$(218.8)
Less: Net income attributable to noncontrolling interests	2.2	2.0	7.0	6.5
Income (loss) from continuing operations attributable to Hillenbrand	$1.9	$(248.9)	$(32.6)	$(225.3)

Weighted-average shares outstanding (basic - in millions)	70.8	70.5	70.7	70.4
Effect of dilutive stock options and other unvested equity awards (in millions) (1)	—	—	—	—
Weighted-average shares outstanding (diluted - in millions)	70.8	70.5	70.7	70.4

Basic earnings (loss) per share from continuing operations attributable to Hillenbrand	$0.03	$(3.53)	$(0.46)	$(3.20)
Diluted earnings (loss) per share from continuing operations attributable to Hillenbrand	$0.03	$(3.53)	$(0.46)	$(3.20)

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	1.4	1.1	1.2	1.1

 (1)     As a result of the net loss attributable to Hillenbrand during nine months ended June 30, 2025, and the three and nine months ended June 30, 2024, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

12. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2024	$(15.6)	$(55.4)	$(25.6)	$(96.6)
Other comprehensive (loss) income before reclassifications:
Before tax amount	(1.3)	12.6	(42.1)	(30.8)	$(1.3)	$(32.1)
Tax benefit (expense)	0.4	—	(0.6)	(0.2)	—	(0.2)
After tax amount	(0.9)	12.6	(42.7)	(31.0)	(1.3)	(32.3)
Amounts reclassified from accumulated other comprehensive loss (2)	(3.0)	(5.6)	1.1	(7.5)	—	(7.5)
Net current period other comprehensive (loss) income	(3.9)	7.0	(41.6)	(38.5)	$(1.3)	$(39.8)
Balance at June 30, 2025	$(19.5)	$(48.4)	$(67.2)	$(135.1)

(1)Includes gain and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2023	$(34.5)	$(107.1)	$(5.5)	$(147.1)
Other comprehensive (loss) income before reclassifications:
Before tax amount	(0.1)	8.6	(0.6)	7.9	$(0.1)	$7.8
Tax benefit	—	—	0.2	0.2	—	0.2
After tax amount	(0.1)	8.6	(0.4)	8.1	(0.1)	8.0
Amounts reclassified from accumulated other comprehensive loss (2)	26.6	—	6.1	32.7	—	32.7
Net current period other comprehensive income (loss)	26.5	8.6	5.7	40.8	$(0.1)	$40.7
Balance at June 30, 2024	$(8.0)	$(98.5)	$0.2	$(106.3)

(1)Includes gains and losses on intra-foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended June 30, 2025
	Amortization of Pension and Postretirement (1)		Gain on	(Gain) Loss on
	Gain Recognized	Prior Service Costs Recognized	Currency Translation	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$0.1	$—	$(0.5)	$(0.4)
Cost of goods sold	—	0.1	—	(0.1)	—
Selling, general and administrative expenses	0.2	(0.5)	—	1.0	0.7
Total before tax	$0.2	$(0.3)	$—	$0.4	$0.3
Tax expense					—
Total reclassifications for the period, net of tax					$0.3

	Nine Months Ended June 30, 2025
	Amortization of Pension and Postretirement (1)		Gain on	(Gain) Loss
	Loss (Gain) Recognized	Prior Service Costs Recognized	Currency Translation	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$—	$(0.2)	$(0.2)
Cost of goods sold	—	—	—	(0.1)	(0.1)
Selling, general and administrative expenses	0.3	—	—	1.5	1.8
Loss on divestiture	(5.2)	—	(5.6)	(0.2)	(11.0)
Total before tax	$(4.9)	$—	$(5.6)	$1.0	$(9.5)
Tax expense					2.0
Total reclassifications for the period, net of tax					$(7.5)

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (benefit) (see Note 9).

	Three Months Ended June 30, 2024
	Amortization of Pension and Postretirement (1)		Loss on
	Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.9	$0.9
Cost of goods sold	—	—	0.1	0.1
Selling, general and administrative expenses	26.8	—	4.3	31.1
Total before tax	$26.8	$—	$5.3	$32.1
Tax benefit				(6.6)
Total reclassifications for the period, net of tax				$25.5

	Nine Months Ended June 30, 2024
	Amortization of Pension and Postretirement (1)		Loss on
	Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.8	$0.8
Cost of goods sold	—	—	0.4	0.4
Selling, general and administrative expenses	34.9	—	5.3	40.2
Total before tax	$34.9	$—	$6.5	$41.4
Tax benefit				(8.7)
Total reclassifications for the period, net of tax				$32.7

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (benefit) (see Note 9).

13.Share-Based Compensation

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Share-based compensation costs	$4.0	$5.0	$14.5	$14.9
Less impact of income taxes	1.0	1.2	3.4	3.5
Share-based compensation costs, net of tax	$3.0	$3.8	$11.1	$11.4

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

During the nine months ended June 30, 2025, the Company made the following grants:

Number of Units
Time-based stock awards	541,889
Performance-based stock awards (maximum that can be earned)	607,162

The Company’s time-based stock awards and performance-based stock awards granted during the nine months ended June 30, 2025, had weighted-average grant date fair values of $31.26 and $39.97, respectively. Included in the performance-based stock awards granted during the nine months ended June 30, 2025 are 295,460 units whose payout level is based upon the Company’s relative total shareholder return over the three-year measurement period, as described above.  These units will be expensed on a straight-line basis over the measurement period and are not subsequently adjusted after the grant date.

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

At June 30, 2025 and September 30, 2024, the Company had $0.0 and $11.2, respectively, included in other current liabilities on the Consolidated Balance Sheets related to a discrete commercial dispute which was paid during the nine months ended June 30, 2025, that stemmed from a contract entered into with a Molding Technology Solutions’ customer prior to the Company’s acquisition of the Molding Technology Solutions reportable operating segment.

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

	Carrying Value at June 30, 2025	Fair Value at June 30, 2025 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$162.8	$162.8	$—	$—
DPP receivables	4.4	—	4.4	—
Restricted cash	0.6	0.6	—	—
Restricted cash for benefit plan contributions	26.6	26.6	—	—
Investments in rabbi trust	5.8	5.8	—	—
Derivative instruments	25.2	—	25.2	—

Liabilities:
Revolving credit facility	284.0	—	284.0	—
$200 term loan	175.0	—	175.0	—
$350 senior unsecured notes	350.0	314.8	—	—
$375 senior unsecured notes	374.9	375.4	—	—
$500 senior unsecured notes	500.0	510.4	—	—
Derivative instruments	97.4	—	97.4	—
Contingent consideration	14.6	—	—	14.6

	Carrying Value at September 30, 2024	Fair Value at September 30, 2024 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$199.3	$199.3	$—	$—
DPP receivables	6.7	—	6.7	—
Restricted cash	1.1	1.1	—	—
Restricted cash for benefit plan contributions	27.5	27.5	—	—
Investments in rabbi trust	4.8	4.8	—	—
Derivative instruments	19.0	—	19.0	—

Liabilities:
Revolving credit facility	298.5	—	298.5	—
$200 term loan	182.5	—	182.5	—
€185 term loan	196.5	—	196.5	—
$350 senior unsecured notes	350.0	312.9	—	—
$375 senior unsecured notes	374.8	373.7	—	—
$500 senior unsecured notes	500.0	509.8	—	—
Derivative instruments	40.5	—	40.5	—
Contingent consideration	14.6	—	—	14.6

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
•The fair values of the amounts outstanding under the Facility, $200 term loan, and €185 term loan approximate carrying value and are classified within Level 2 of the fair value hierarchy, as the Company believes their variable interest rate terms correspond to current market terms.
•The fair values of the $350 senior unsecured notes, $375 senior unsecured notes, and $500 senior unsecured notes were based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
•The contingent consideration of $14.6 reflects the estimated fair value of contingent future cash payments to the previous owners of Schenck Process Food and Performance Materials (“FPM”) for research and development tax credits that were generated by FPM prior to the acquisition date. The Company estimated the fair value of the contingent consideration based on the technical merits of the research and development tax credits using an internally developed analysis. The key inputs to this calculation include the nature of the research and development activities, personnel involved in the research and development activities, the level of research and development spend prior to acquisition by the Company, and interpretation of applicable tax law. The value of these credits is subject to audit by the tax authorities and to the closing of the statute of limitations for the year in which the tax credits are fully utilized, the timing of which is not able to be determined at this time, but we expect to extend several years. There have been no changes in the estimated fair value of the initial calculation of the contingent consideration during the three and nine months ended June 30, 2025. The inputs for the liability are unobservable, and therefore, are classified within Level 3 of the fair value hierarchy.

Derivative instruments

Hillenbrand participates in cross-currency swap agreements aiming to hedge the variability in the movement of foreign currency exchange rates for its operations in Europe, while simultaneously lowering the Company’s overall borrowing costs. The maturity dates of these agreements range from 2027 to 2029. These agreements qualify for hedge accounting and accordingly the changes in the fair value of the derivatives are recorded in other comprehensive income (loss) and remain in accumulated other comprehensive loss attributable to Hillenbrand in shareholders’ equity until the hedged item is recognized in earnings. We assess the effectiveness of cross-currency swap contracts using the spot method, and the difference between the interest rate received and paid under the cross-currency swap agreements is recorded in interest expense, net, in the Consolidated Statements of Operations. As a result of participating in these cross-currency swap agreements, Hillenbrand recorded a reduction in interest expense, net of $2.9 and $9.3, and $1.2 and $1.2 during the three and six months ended June 30, 2025 and 2024, respectively. Hillenbrand presents the cross-currency swap agreements’ periodic settlements in operating activities in the Consolidated Statements of Cash Flows.

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

The aggregate notional value of the cross-currency swap agreements was $779.0 and $727.8 at June 30, 2025 and September 30, 2024, respectively. The aggregate notional value of the foreign currency exchange forward contract derivatives was $274.8 and $172.5 at June 30, 2025 and September 30, 2024, respectively. The derivatives are recorded at fair value in prepaid expenses and other current assets, other current liabilities, and other long-term liabilities in the Consolidated Balance Sheets.

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

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net revenue
Advanced Process Solutions	$507.0	$569.4	$1,512.1	$1,696.9
Molding Technology Solutions	91.9	217.2	509.6	648.3
Total	$598.9	$786.6	$2,021.7	$2,345.2

Adjusted EBITDA (1)
Advanced Process Solutions	$80.1	$109.2	$241.7	$306.0
Molding Technology Solutions	18.3	34.6	78.0	100.3
Corporate	(14.1)	(12.8)	(39.6)	(38.5)

Net revenue (2)
United States	$209.5	$330.4	$777.4	$978.7
China	92.1	91.3	253.4	265.2
India	22.8	56.1	145.4	175.1
Germany	51.8	60.5	150.2	183.1
All other countries	222.7	248.3	695.3	743.1
Total	$598.9	$786.6	$2,021.7	$2,345.2

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP financial measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	June 30, 2025	September 30, 2024
Total assets
Advanced Process Solutions	$3,470.9	$3,470.8
Molding Technology Solutions	956.0	1,600.0
Corporate	249.6	167.9
Total	$4,676.5	$5,238.7

Tangible long-lived assets, net
United States	$90.9	$186.1
Germany	126.8	134.5
China	38.4	37.1
India	6.7	35.6
All other foreign business units	86.2	92.0
Total	$349.0	$485.3

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA:
Advanced Process Solutions	$80.1	$109.2	$241.7	$306.0
Molding Technology Solutions	18.3	34.6	78.0	100.3
Corporate	(14.1)	(12.8)	(39.6)	(38.5)
Add:
Loss from discontinued operations (net of income tax benefit)	—	—	—	(0.3)
Less:
Interest expense, net	21.3	32.2	69.6	92.8
Income tax expense (benefit)	6.5	(10.5)	7.2	3.7
Depreciation and amortization	32.7	38.7	104.7	118.8
Impairment charges	—	265.0	—	265.0
Pension settlement charges (gain)	—	26.9	(1.7)	35.2
Business acquisition, divestiture, and integration costs	12.7	24.9	55.9	39.6
Inventory step-up costs	—	—	—	0.6
Restructuring and restructuring-related charges	5.5	0.7	13.9	24.8
Loss on divestiture	1.5	—	56.1	—
Other non-recurring costs related to a discrete commercial dispute	—	—	—	6.1
Consolidated net income (loss)	$4.1	$(246.9)	$(25.6)	$(219.1)

17.Subsequent Event

On July 1, 2025, the Company, in conjunction with its majority stake joint-venture partner in TerraSource, completed the divestiture of TerraSource to Astec Industries for $245.0. The sale included cash proceeds to the Company at closing of $114.7, subject to customary post-closing adjustments. The Company expects to record a pre-tax gain of approximately $66.0, subject to post-closing adjustments. As disclosed in Note 5, during the three and nine months ended June 30, 2025, Hillenbrand’s consolidated results included its proportionate share of TerraSource’s net income and the TerraSource equity method investment was recorded on the consolidated balance sheet as of June 30, 2025 and September 30, 2024.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Throughout this Quarterly Report on Form 10-Q, we make a number of “forward-looking statements,” including statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. These are statements about future capital structure, operations, and financial flexibility, or, as applicable, sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

The following list, though not exhaustive, contains words that could indicate a forward-looking statement.

intend	believe	plan	expect	may	goal	would	project	position	future	outlook
become	pursue	estimate	will	forecast	continue	could	anticipate	remain	likely
target	encourage	promise	improve	progress	potential	should	impact	strategy	assume

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: global market and economic conditions, including those related to the continued volatility in the financial markets, including as a result of the United States (“U.S.”) presidential election and the new U.S. administration’s recently announced tariffs and changed trade policies; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; increasing competition for highly skilled and talented workers, as well as labor shortages; closures or slowdowns and changes in labor costs and labor difficulties; uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; economic and financial conditions including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; uncertainty in U.S. global trade policy and risks with governmental instability in certain parts of the world; our level of international sales and operations; negative effects of acquisitions, including the Schenck Process Food and Performance Materials (“FPM”) business and Linxis Group SAS (“Linxis”) acquisitions, on the Company’s business, financial condition, results of operations and financial performance; competition in the industries in which we operate, including on price; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or divestiture, including the Milacron injection molding and extrusion business sale (the “Transaction”), including potential synergies and cost savings or the failure of the Company or any acquired company, or the Transaction, to achieve its plans and objectives generally; any strategic and operational initiatives implemented by the parties after the consummation of the Transaction; potential adverse effects of the announcement or results of the Transaction on the market price of the Company’s common stock or on the ability of the Company to develop and maintain relationships with its personnel and customers, suppliers and others with whom it does business or otherwise on the Company’s business, financial condition, results of operations and financial performance; risks related to diversion of management’s attention from our ongoing business operations due to the Transaction; impacts of decreases in demand or changes in technological advances, laws, or regulation on the net revenues that we derive from the plastics industry; the impact to the Company’s effective tax rate of changes in the mix of earnings or in tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits, and governmental proceedings related to operations; uncertainty in the U.S. political and regulatory environment; adverse foreign currency fluctuations; and labor disruptions.

Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of certain factors that could cause actual results to differ from those contained in forward-looking statements, see the discussion under the heading “Risk Factors” in Part I, Item 1A of Hillenbrand’s Form 10-K for the year ended September 30, 2024, filed with the SEC on November 19, 2024, and in Part II, Item 1A of Hillenbrand’s Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on April 29, 2025, as well as other risks and uncertainties detailed in our filings with the

SEC from time to time. The forward-looking information in this quarterly report on Form 10-Q speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statement, whether written or oral, made to reflect new information, future developments or otherwise.

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

As a result of the Milacron divestiture, the Company recorded a pre-tax loss of $1.5 and $56.1, after post-closing adjustments, in the Consolidated Statement of Operations during the three and nine months ended June 30, 2025, respectively. The Company incurred $0.8 and $4.9 of transaction costs associated with the divestiture during the three and nine months ended June 30, 2025, which were recorded within the Molding Technology Solutions reportable operating segment. Upon the divestiture of Milacron, the Company’s equity interest in Milacron Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three and nine months ended June 30, 2025, to the same periods in 2024.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP financial measures are referred to as “adjusted” measures and generally exclude expenses associated with business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, gains and losses on divestitures, impairment charges, pension settlement charges (gains), and inventory step-up (adjustments) costs.

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

See page 38 for a reconciliation of adjusted EBITDA to consolidated net income (loss), the most directly comparable GAAP financial measure. We use other non-GAAP financial measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP financial measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP financial measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three and nine months ended June 30, 2025, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on November 19, 2024.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended June 30,				Nine Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$598.9	100.0	$786.6	100.0	$2,021.7	100.0	$2,345.2	100.0
Gross profit	202.6	33.8	266.4	33.9	674.0	33.3	768.1	32.8
Selling, general and administrative expenses	146.3	24.4	174.2	22.1	497.2	24.6	513.5	21.9
Amortization expense	22.9		25.5		71.2		76.7
Loss on divestiture	1.5		—		56.1		—
Impairment charges	—		265.0		—		265.0
Pension settlement charges (gain)	—		26.9		(1.7)		35.2
Interest expense, net	21.3		32.2		69.6		92.8
Income tax expense (benefit)	6.5		(10.5)		7.2		3.7

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net revenue decreased $187.7 (24%).

•Advanced Process Solutions net revenue decreased $62.4 (11%), primarily driven by a decrease in volume, partially offset by favorable pricing. Foreign currency impact increased net revenue by 2%.

•Molding Technology Solutions net revenue decreased $125.3 (58%), primarily driven by the divestiture of Milacron.

Gross profit decreased $63.8 (24%) and gross profit margin decreased 10 basis points to 33.8%. On an adjusted basis, which excludes business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges, adjusted gross profit decreased $65.1 (24%), and adjusted gross profit margin was flat (34.6%).

•Advanced Process Solutions gross profit decreased $37.5 (18%), primarily driven by lower volume, unfavorable product mix, cost inflation and an increase in restructuring and restructuring-related costs, partially offset by favorable pricing and productivity improvements. Gross profit margin decreased 290 basis points to 33.1%, primarily driven by cost inflation and unfavorable product mix, partially offset by productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring related charges ($4.1 in 2025 and $0.5 in 2024) and business acquisition, disposition, and integration costs ($0.6 in 2025.) Excluding these non-recurring items, adjusted gross profit decreased $33.3 (16%) and adjusted gross profit margin decreased 210 basis points to 34.0%.

•Molding Technology Solutions gross profit decreased $26.3 (43%) primarily driven by the divestiture of Milacron, partially offset by a decrease in restructuring and restructuring-related costs. Foreign currency impact increased gross profit by 1%. Gross profit margin improved 980 basis points to 38.0%, primarily driven by productivity improvements, including savings from restructuring actions, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring related charges of $5.7 in 2024. Excluding these non-recurring items, adjusted gross profit decreased $31.7 (47%) and adjusted gross profit margin improved 750 basis points to 38.3%.

Selling, general and administrative expenses decreased $27.9 (16%), primarily driven by the divestiture of Milacron, productivity improvements, decreases in business acquisition, divestiture, and integration costs and variable compensation, partially offset by an increase in restructuring and restructuring-related charges. Foreign currency impact increased selling, general and administrative expenses by 2%. These expenses as a percentage of net revenue increased by 230 basis points to 24.4%. Selling, general and administrative expenses included the following items:

	Three Months Ended June 30,
	2025	2024
Business acquisition, divestiture, and integration costs (1)	$12.1	$24.9
Restructuring and restructuring-related charges (adjustments)	1.2	(5.2)

(1)Includes acquisition costs of $0.0 and $0.0 for the three months ended June 30, 2025 and 2024, respectively, divestiture costs of $0.8 and $0.0 for the three months ended June 30, 2025 and 2024, respectively, and integration costs of $11.3 and $24.9 for the three months ended June 30, 2025 and 2024, respectively.

On an adjusted basis, which excludes business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges, selling, general and administrative expenses decreased $21.5 (14%). Adjusted selling, general and administrative expenses as a percentage of net revenue increased 260 basis points to 22.2%.

Amortization expense decreased $2.6 (10%) primarily driven by the impact of the divestiture of Milacron.

Loss on divestiture of $1.5 was due to the loss realized on the divestiture of Milacron. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Impairment charges were $265.0 in the prior year due to goodwill and indefinite-lived intangible asset impairments. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Interest expense, net decreased $10.9 (34%), primarily due to lower weighted average borrowings. See Note 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

The effective tax rate was 61.3% in 2025 compared to 4.1% in 2024. The increase in the effective tax rate was primarily driven by an unfavorable geographic mix of earnings and an increase in unrecognized tax benefits, partially offset by a discrete benefit resulting from enacted state income tax legislation.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

Net revenue decreased $323.5 (14%).

•Advanced Process Solutions net revenue decreased $184.8 (11%), primarily driven by a decrease in volume, partially offset by favorable pricing.

•Molding Technology Solutions net revenue decreased $138.7 (21%), primarily driven by the divestiture of Milacron and a decrease in volume. Foreign currency impact decreased net revenue by 1%.

Gross profit decreased $94.1 (12%). Gross profit margin improved 50 basis points to 33.3%.  On an adjusted basis, which excludes inventory step-up costs related to acquisitions, business acquisition, divestiture, and integration costs, and restructuring and restructuring-related charges, adjusted gross profit decreased $104.2 (13%), and adjusted gross profit margin improved 20 basis points to 33.8%.

•Advanced Process Solutions gross profit decreased $82.7 (14%), primarily driven by lower volume, unfavorable product mix, cost inflation, and an increase in restructuring and restructuring-related charges, partially offset by favorable pricing and productivity improvements. Gross profit margin decreased 110 basis points to 33.9%.

Advanced Process Solutions gross profit included inventory step-up costs related to acquisitions ($0.6 in 2024), business acquisition, divestiture, and integration costs ($0.7 in 2025) and restructuring and restructuring-related charges ($8.1 in 2025). Excluding these charges, adjusted gross profit decreased $75.5 (13%) and adjusted gross profit margin decreased 70 basis points to 34.4%.

•Molding Technology Solutions gross profit decreased $11.4 (7%), primarily driven by the divestiture of Milacron and cost inflation, partially offset by a reduction in restructuring and restructuring-related charges and productivity improvements. Foreign currency impact decreased gross profit by 1%. Gross profit margin increased 510 basis points to 31.8%, primarily driven by a decrease in restructuring and restructuring-related charges and productivity improvements, including savings from restructuring actions, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($0.4 in 2025 and $17.8 in 2024). Excluding these charges, adjusted gross profit decreased $28.7 (15%) and adjusted gross profit margin increased 240 basis points to 31.9%.

Selling, general and administrative expenses decreased $16.3 (3%), primarily driven by the divestiture of Milacron and productivity improvements, offset by increases in business acquisition, divestiture, and integration costs and cost inflation. These expenses as a percentage of net revenue increased by 270 basis points to 24.6%.  Selling, general and administrative expenses included the following items:

	Nine Months Ended June 30,
	2025	2024
Business acquisition, divestiture, and integration costs (1)	$55.2	$39.6
Restructuring and restructuring-related charges	5.5	8.6
Other non-recurring costs related to a discrete commercial dispute	—	6.1

(1)Includes acquisition costs of $0.0 and $0.4 for the nine months ended June 30, 2025 and 2024, respectively, divestiture costs of $4.9 and $0.0 for the nine months ended June 30, 2025 and 2024, respectively, and integration costs of $50.3 and $39.2 for the nine months ended June 30, 2025 and 2024, respectively.

On an adjusted basis, which excludes business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, and other non-recurring costs in the prior year related to the discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology solutions reportable operating segment, selling, general and administrative expenses decreased $22.7. Adjusted selling, general and administrative expenses as a percentage of net revenue increased 200 basis points to 21.6%.

Amortization expense decreased $5.5 (7%) primarily driven by the impact of the divestiture of Milacron.

Pension settlement charges (gain) decreased $36.9 due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments in 2024, partially offset by premium refunds received in 2025. See Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on these pension settlement charges (gain).

Loss on divestiture of $56.1 was due to the loss on divestiture of Milacron. See Note 4 of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Impairment charges were $265.0 in the prior year due to goodwill and indefinite-lived intangible asset impairments. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Interest expense, net decreased $23.2 (25%), primarily due to lower weighted average borrowings. See Note 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowing activity.

The effective tax rate was (39.1)% in 2025 compared to (1.7)% in 2024. The decrease in the effective tax rate was primarily driven by an impairment charge that did not recur, a decrease in unrecognized tax benefits, and a discrete benefit resulting from enacted state tax legislation. This decrease was partially offset by the estimated tax expense related to the preliminary income tax gain recorded on the divestiture of Milacron on March 31, 2025, the current period expiration of a reduced incentive tax rate for certain operations located in China, and an unfavorable geographic mix of earnings.

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$507.0	100.0	$569.4	100.0	$1,512.1	100.0	$1,696.9	100.0
Gross profit	167.7	33.1	205.2	36.0	512.0	33.9	594.7	35.0
Selling, general and administrative expenses	107.8	21.3	112.2	19.7	332.2	22.0	327.4	19.3
Amortization expense	16.3		16.7		48.5		50.3

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net revenue decreased $62.4 (11%) primarily driven by a decrease in volume, partially offset by favorable pricing. Foreign currency impact increased net revenue by 2%.

Order backlog decreased $166.1 (10%) from $1,735.7 at June 30, 2024 to $1,569.6 at June 30, 2025. The decrease in order backlog was primarily driven by a decrease in capital equipment orders, partially offset by favorable foreign currency impact (5%). On a sequential basis, order backlog decreased $25.3 (2%) to $1,569.6 at June 30, 2025, down from $1,594.9 at March 31, 2025, primarily driven by a decrease in capital equipment orders, partially offset by favorable foreign currency impact (5%).

Gross profit decreased $37.5 (18%) primarily driven by lower volume, unfavorable product mix, cost inflation and an increase in restructuring and restructuring-related costs, partially offset by favorable pricing and productivity improvements. Foreign currency impact increased gross profit by 2%. Gross profit margin decreased 290 basis points to 33.1%, primarily driven by cost inflation and unfavorable product mix, partially offset by productivity improvements.

Advanced Process Solutions gross profit included restructuring and restructuring related charges ($4.1 in 2025 and $0.5 in 2024) and business acquisition, disposition, and integration costs ($0.6 in 2025.) Excluding these non-recurring items, adjusted gross profit decreased $33.3 (16%) and adjusted gross profit margin decreased 210 basis points to 34.0%.

Selling, general and administrative expenses decreased $4.4 (4%) primarily driven by productivity improvements, including savings from restructuring actions, and a decrease in variable compensation. These expenses as a percentage of net revenue increased 160 basis points to 21.3%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($8.0 in 2025 and $8.4 in 2024) and restructuring and restructuring-related charges ($1.1 in 2025). Excluding these items, adjusted selling, general and administrative expenses decreased $4.8 (5%) and adjusted selling, general and administrative expenses as a percentage of net revenue increased 130 basis points to 19.5%.

Amortization expense decreased $0.4 (2%) primarily driven by favorable foreign currency impact and an intangible asset that became fully amortized during the three months ended March 31, 2025.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

Net revenue decreased $184.8 (11%), primarily driven by a decrease in volume, partially offset by favorable pricing.

Gross profit decreased $82.7 (14%), primarily driven by lower volume, unfavorable product mix, cost inflation, and an increase in restructuring and restructuring-related charges, partially offset by favorable pricing and productivity improvements. Gross profit margin decreased 110 basis points to 33.9%.

Advanced Process Solutions gross profit included inventory step-up costs related to acquisitions ($0.6 in 2024), business acquisition, divestiture, and integration costs ($0.7 in 2025) and restructuring and restructuring-related charges ($8.1 in 2025). Excluding these charges, adjusted gross profit decreased $75.5 (13%) and adjusted gross profit margin decreased 70 basis points to 34.4%.

Selling, general and administrative expenses increased $4.8 (2%), primarily due to cost inflation and increases in restructuring and restructuring-related charges and business acquisition, divestiture, and integration costs, partially offset by productivity improvements. These expenses as a percentage of net revenue increased 270 basis points to 22.0%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($27.4 in 2025 and $15.0 in 2024) and restructuring and restructuring-related charges ($4.3 in 2025 and $0.3 in 2024). Excluding these items, adjusted selling, general and administrative expenses decreased $11.5 (4%) and adjusted selling, general and administrative expenses as a percentage of net revenue increased 150 basis points to 19.9%.

Amortization expense decreased $1.8 (4%) primarily driven by favorable foreign currency impact and an intangible asset that became fully amortized during the three months ended March 31, 2025.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$91.9	100.0	$217.2	100.0	$509.6	100.0	$648.3	100.0
Gross profit	34.9	38.0	61.2	28.2	162.0	31.8	173.4	26.7
Selling, general and administrative expenses	21.3	23.2	41.4	19.1	106.7	20.9	130.5	20.1
Amortization expense	6.6		8.8		22.7		26.4
Impairment charges	—		265.0		—		265.0

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net revenue decreased $125.3 (58%), primarily driven by the divestiture of Milacron.

Order backlog decreased $183.9 (77%) from $238.5 at June 30, 2024, to $54.6 at June 30, 2025, primarily due to the Milacron divestiture. On a sequential basis, order backlog decreased $0.1 (0%) to $54.6 at June 30, 2025, down from $54.7 at March 31, 2025.

Gross profit decreased $26.3 (43%) primarily driven by the divestiture of Milacron, partially offset by a decrease in restructuring and restructuring-related costs. Foreign currency impact increased gross profit by 1%. Gross profit margin improved 980 basis points to 38.0%, primarily driven by productivity improvements, including savings from restructuring actions, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges of $5.7 in 2024. Excluding these charges, adjusted gross profit decreased $31.7 (47%) and adjusted gross profit margin improved 750 basis points to 30.8%.

Selling, general and administrative expenses decreased $20.1 (49%), primarily driven by the divestiture of Milacron and an increase in restructuring and restructuring-related costs, offset by a decrease in business acquisition, divestiture and integration costs. These expenses as a percentage of net revenue increased 410 basis points to 23.2%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($1.8 in 2025 and $9.1 in 2024), restructuring and restructuring related costs (adjustments) ($0.3 in 2025 and ($5.2) in 2024). Excluding these charges, adjusted selling, general and administrative expenses decreased $18.3 (49%) and adjusted selling, general and administrative expenses as a percentage of net revenue increased 360 basis points to 20.9%.

Amortization expense decreased $2.2 (25%) primarily driven by the impact of the divestiture of Milacron.

Impairment charges were $265.0 in the prior year due to goodwill and indefinite-lived intangible asset impairments. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

Net revenue decreased $138.7 (21%), primarily driven by the divestiture of Milacron and a decrease in volume. Foreign currency impact decreased net revenue by 1%.

Gross profit decreased $11.4 (7%), primarily driven by the divestiture of Milacron and cost inflation, partially offset by a reduction in restructuring and restructuring-related charges and productivity improvements. Foreign currency impact decreased gross profit by 1%. Gross profit margin increased 510 basis points to 31.8%, primarily driven by a decrease in restructuring and restructuring-related charges and productivity improvements, including savings from restructuring actions, partially offset by cost inflation.

Molding Technology Solutions gross profit included restructuring and restructuring-related charges ($0.4 in 2025 and $17.8 in 2024). Excluding these charges, adjusted gross profit decreased $28.7 (15%) and adjusted gross profit margin increased 240 basis points to 31.9%.

Selling, general and administrative expenses decreased $23.8 (18%), primarily driven by the divestiture of Milacron and a reduction of restructuring and restructuring related charges, partially offset by an increase in business acquisition, divestiture, and integration costs. Foreign currency impact decreased selling, general and administrative expenses by 1%. These expenses as a percentage of net revenue increased 80 basis points to 20.9%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($11.1 in 2025 and $9.1 in 2024), non-recurring costs related to a discrete commercial dispute described above ($6.1 in 2024), and restructuring and restructuring related charges ($1.3 in 2025 and $8.1 in 2024). Excluding these items, adjusted selling, general and administrative expenses decreased $12.9 (12%) and adjusted selling, general and administrative expenses as a percentage of net revenue increased 200 basis points to 18.5%.

Amortization expense decreased $3.7 (14%) primarily driven by the impact of the divestiture of Milacron.

Impairment charges were $265.0 in the prior year due to goodwill and indefinite-lived intangible asset impairments. See Note 7 of Part I, Item 1 of this Form 10-Q for further information on the impairment charges.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended June 30,				Nine Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Core corporate expenses	$14.9	2.5	$13.3	1.7	$41.6	2.1	$40.1	1.7
Business acquisition, divestiture, and integration costs	2.3	0.4	7.3	0.9	16.7	0.8	15.4	0.7
Restructuring and restructuring-related charges	—	—	—	—	—	—	0.1	—
Corporate expenses	$17.2	2.9	$20.6	2.6	$58.3	2.9	$55.6	2.4

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Corporate expenses decreased $3.4 (17%), primarily driven by a decrease in business acquisition, divestiture, and integration costs and lower variable compensation. These expenses as a percentage of net revenue were 2.9%, an increase of 30 basis points from the prior year.

Core corporate expenses increased $1.6 (12%), primarily due to cost inflation. These expenses as a percentage of net revenue were 2.5%, an increase of 80 basis points from the prior year.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

Corporate expenses increased $2.7 (5%), primarily due to cost inflation. These expenses as a percentage of net revenue were 2.9%, an increase of 50 basis points from the prior year.

Core corporate expenses increased $1.5. These expenses as a percentage of net revenue were 2.1%, an increase of 40 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income (loss), the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA from continuing operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Consolidated net income (loss)	$4.1	$(246.9)	$(25.6)	$(219.1)
Interest expense, net	21.3	32.2	69.6	92.8
Income tax expense (benefit)	6.5	(10.5)	7.2	3.7
Depreciation and amortization	32.7	38.7	104.7	118.8
Consolidated EBITDA	64.6	(186.5)	155.9	(3.8)
Loss from discontinued operations (net of income tax benefit)	—	—	—	0.3
Impairment charges (1)	—	265.0	—	265.0
Pension settlement charges (gain) (2)	—	26.9	(1.7)	35.2
Business acquisition, divestiture, and integration costs (3)	12.7	24.9	55.9	39.6
Inventory step-up costs	—	—	—	0.6
Restructuring and restructuring-related charges (4)	5.5	0.7	13.9	24.8
Loss on divestiture (5)	1.5	—	56.1	—
Other non-recurring costs related to a discrete commercial dispute	—	—	—	6.1
Adjusted EBITDA from continuing operations	$84.3	$131.0	$280.1	$367.8

(1)Hillenbrand recorded impairment charges to goodwill and certain indefinite-lived intangible assets within the Molding Technology Solutions reportable operating segment during the three and nine months ended June 30, 2024. See Note 7 of Part I, Item 1 of this Form 10-Q for more information.
(2)The pension settlement gain during the nine months ended June 30, 2025, was due to one-time premium refunds received related to the termination of the Company’s U.S. pension plan. The pension settlement charges during the three and nine months ended June 30, 2024 were due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments.
(3)Business acquisition, divestiture, and integration costs during the three and nine months ended June 30, 2025 and 2024, primarily included costs associated with the integration of recent acquisitions. Includes acquisition costs of $0.6 and $0.0 for the three months ended June 30, 2025 and 2024, respectively, divestiture costs of $0.8 and $0.0 for the three months ended June 30, 2025 and 2024, respectively, and integration costs of $11.3 and $24.9 for the three months ended June 30, 2025 and 2024, respectively. Includes acquisition costs of $0.7 and $0.0 for the nine months ended June 30, 2025 and

2024, respectively, divestiture costs of $4.9 and $0.4 for the nine months ended June 30, 2025 and 2024, respectively, and integration costs of $50.3 and $39.2 for the nine months ended June 30, 2025 and 2024, respectively.
(4)Restructuring and restructuring-related charges primarily included severance costs during the three and nine months ended June 30, 2025 and 2024.
(5)The current year amount represents the loss on divestiture of Milacron during the three and nine ended June 30, 2025. See Note 4 of Part I, Item 1 of this Form 10-Q for more information.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Consolidated net income (loss) increased $251.0 (102%) for the three months ended June 30, 2025, compared to the same period in fiscal 2024. The increase was primarily driven by impairment charges and pension settlement charges in 2024 that did not repeat in 2025, favorable pricing, productivity improvements, and decreases in business acquisition, divestiture, and integration costs and interest expense. The increase in consolidated net income (loss) was partially offset by an increase in restructuring and restructuring-related charges, an increase in income tax expense, lower Advanced Process Solutions reportable operating segment volume, and cost inflation.

Consolidated adjusted EBITDA from continuing operations decreased $46.7 (36%) for the three months ended June 30, 2025, compared to the same period in fiscal 2024. The decrease was primarily driven by lower Advanced Process Solutions reportable operating segment volume and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact increased adjusted EBITDA by $1.6.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

Consolidated net income (loss) increased $193.5 (88%) for the nine months ended June 30, 2025, compared to the same period in 2024. The increase was primarily driven by impairment charges and pension settlement charges in 2024 that did not repeat in 2025, favorable pricing, productivity improvements, and decreases in income taxes, interest expense, restructuring and restructuring-related charges and other non-recurring costs related to a discrete commercial dispute. The increase in consolidated net income (loss) was partially offset by an increase in business acquisition, divestiture, and integration costs, lower volume, and cost inflation. Foreign currency impact decreased consolidated net income by $1.4.

Consolidated adjusted EBITDA from continuing operations decreased $87.7 (24%) for the nine months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily driven by the divestiture of Milacron, lower volume, unfavorable product mix and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact decreased adjusted EBITDA by $1.1.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs. We discuss how we see cash flow being affected for the next twelve months and how we intend to use it. We describe actual results in generating and using cash by comparing the first nine months of 2025 to the same period last year. Finally, we identify other significant matters that could affect liquidity on an ongoing basis.

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

$700 Revolving Credit Facility, $175 Term Loan, and €240 Term Loan Commitment

Subsequent to June 30, 2025, Hillenbrand entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), on July 9, 2025 (the “Effective Date”).

The Credit Agreement amends and restates the Company’s Fourth Amended and Restated Credit Agreement, dated as of June 8, 2022 (the “Prior Credit Agreement”). The Credit Agreement provides for a $700 revolving credit facility (the “Revolving

Credit Facility”). The Credit Agreement also contains two term loan facilities: a U.S. Dollar-denominated $175 term loan facility (the “Dollar Term Loans”) drawn by the Company on the Effective Date to refinance the U.S. Dollar-denominated term loans outstanding under the Prior Credit Agreement, and a Euro-denominated delayed-draw term loan facility available to Hillenbrand Switzerland GmbH, a wholly owned subsidiary of the Company, providing for term loans in an aggregate principal amount of up to €240 (the “Euro Term Loans”).

€325 L/G Facility Agreement

On July 17, 2025 (the “LG Effective Date”), the Company completed an amendment (the “L/G Facility Amendment”) to its €325 Syndicated L/G Facility Agreement, dated as of June 21, 2022 (as amended or modified prior to the LG Effective Date, the “Existing L/G Facility Agreement”). The L/G Facility Amendment amends the Existing L/G Facility Agreement by, among other things, increasing the maximum permitted leverage ratio to (i) 4.25x for the fiscal quarters ending June 30, 2025, through and including June 30, 2026; (ii) 4.00x for the fiscal quarter ending September 30, 2026; (iii) 3.75x for the fiscal quarter ending December 31, 2026; and (iv) 3.50x for the fiscal quarter ending March 31, 2027, and each fiscal quarter thereafter. The L/G Facility Amendment contains substantially the same affirmative and negative covenants and events of default. The L/G Facility Amendment matures on June 22, 2027.

Repayment of $375 senior unsecured notes

On September 25, 2019, the Company issued $375.0 of senior unsecured notes due September 2026 (the “2019 Notes”). The 2019 Notes had a fixed coupon rate of 5.0% per year, payable semi-annually. Effective July 21, 2025, the 2019 Notes were repaid by the Company, using the net proceeds from the TerraSource divestiture and the proceeds of the Euro Term Loans defined above.

Other

As of June 30, 2025, we had $399.6 of borrowing capacity under the Facility, of which $348.9 was immediately available based on our most restrictive covenant. The available borrowing capacity reflects a reduction of $16.4 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of June 30, 2025, we had guarantee arrangements totaling $667.4, under which $353.8 was used for guarantees. These arrangements are included in Company’s Existing L/G Facility Agreement, subsequently amended by the L/G Facility Amendment. The Company may request an increase to the total capacity under the L/G Facility Amendment by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. As of June 30, 2025, we had a transition tax liability of $6.2 pursuant to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $147.4 at June 30, 2025. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

The Company is required to pay a transition tax on unremitted earnings of its foreign subsidiaries, resulting in an estimated liability of $6.2 recorded as of June 30, 2025. The transition tax liability is expected to be paid within the next twelve months.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. We had approximately $125.0 remaining for share repurchases under the existing authorization at June 30, 2025.

Our anticipated contribution to our defined benefit pension plans in fiscal 2025 is $11.3, of which $5.6 was made during the nine months ended June 30, 2025. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We currently expect to pay quarterly cash dividends of approximately $15.8 based on our outstanding common stock at June 30, 2025. We increased our quarterly dividend in 2025 to $0.2250 per common share from $0.2225 per common share paid in 2024.

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

Cash Flows

	Nine Months Ended June 30,
	2025	2024
Cash flows (used in) provided by:
Operating activities from continuing operations	$(11.5)	$24.8
Investing activities from continuing operations	84.4	(40.2)
Financing activities from continuing operations	(107.0)	13.4
Net cash flows from discontinued operations	—	(23.3)
Effect of exchange rates on cash and cash equivalents	(3.8)	(0.3)
Net cash flows	$(37.9)	$(25.6)

Operating Activities

Operating activities from continuing operations used $11.5 of cash during the nine months ended June 30, 2025, and provided $24.8 of cash during the nine months ended June 30, 2024, a $36.3 decrease.  The decrease in operating cash flow used in continuing operations was primarily due to unfavorable timing of working capital requirements.

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

Investing Activities

The $124.6 increase in net cash flows from investing activities from continuing operations during the nine months ended June 30, 2025, was primarily due to a portion of the proceeds received on the divestiture of Milacron in the current year and an increase in collection of deferred purchase price receivables.

Financing Activities

Net cash flows from financing activities from continuing operations was largely impacted by net borrowing activity. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Cash used in financing activities from continuing operations during the nine months ended June 30, 2025 was $107.0, primarily due to the repayment of the €185 term loan, net repayments on the Facility of $28.4 and payment of dividends on common stock, partially offset by the execution of a long-term credit agreement prior to the divestiture of Milacron. Cash provided by financing activities from continuing operations for the nine months ended June 30, 2024 was $13.4, primarily due to the proceeds from the $500 senior unsecured notes, partially offset by repayment of the $400 senior unsecured notes, net repayments on the Facility of $10.4 and payment of dividends on common stock.

We returned $47.5 to shareholders during the nine months ended June 30, 2025 in the form of quarterly dividends.  We increased our quarterly dividend in fiscal 2025 to $0.2250 per common share from $0.2225 per common share paid during fiscal 2024.

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

	June 30, 2025	September 30, 2024
Combined Balance Sheets Information:
Current assets (1)	$1,769.1	$2,077.4
Non-current assets	5,439.2	6,453.1
Current liabilities (1)	1,108.9	753.3
Non-current liabilities	1,567.0	1,591.6

		Nine Months Ended June 30, 2025
Combined Statements of Operations Information:
Net revenue (2)		$267.7
Gross profit		90.3
Consolidated net loss from continuing operations attributable to Obligors		(26.0)
Total loss from discontinued operations (net of income tax expense) attributable to Obligors		—
Net loss attributable to Obligors		(26.0)

(1) Current assets include intercompany receivables from non-guarantors of and $1,487.7 as of September 30, 2024. Current assets include intercompany receivables from non-guarantors of $623.5 as of June 30, 2025.
(2) Net revenue includes intercompany sales with non-guarantors of $12.6 for the six months ended June 30, 2025.

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

Item 4.                CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Interim Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

There have been no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

The U.S. government has at times indicated a willingness to significantly change, and has in some cases significantly changed, trade policies or agreements. Specific proposals that could have a material impact on us involve matters including (but not limited to) changes to existing trade agreements or entry into new trade agreements, sanctions policies, import and export regulations, tariffs or proposed tariffs, taxes and customs duties, public company reporting requirements, environmental regulation, and antitrust enforcement.

The U.S. administration has recently announced or proposed multiple new tariffs on certain industry sectors or imports from various countries, including India, the European Union, Switzerland, Mexico, Canada, and China. These tariffs may increase the cost of certain products and may negatively impact our results of operations.

Because the situation is fluid and trade negotiations may be ongoing, we cannot, at this time, predict future trade policy or what additional actions, if any, will be taken by the U.S. government with respect to trade agreements or the imposition of additional tariffs or other measures. Accordingly, any proposal, pause (such as the 90-day pause on reciprocal tariffs (excluding China) announced on April 9, 2025 and subsequently extended until August 12, 2025), suspension, reversal, reinstatement, reduction, or increase on U.S. tariffs on imported goods, or the occurrence of a trade war or other governmental action related to tariffs or trade agreements, could potentially adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. or global economy, which in turn could adversely impact our business, financial condition, and results of operations.

In addition, certain countries that are central to our businesses have imposed or been subject to imposition or have threatened imposition of retaliatory tariffs in response to tariffs imposed by the U.S. While the implementation of the tariffs from certain countries or Section 232 investigations are currently under negotiation or investigation, these actions, along with recent governmental instability in certain parts of the world, expose us to risk. In addition, support for protectionism and rising anti-globalization sentiment in the U.S. and in other countries could lead to disruption and cost increases in our established patterns for sourcing our raw materials and create increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes or threats in U.S. tariffs, quotas, trade relationships or agreements, or tax law, or similar actions taken by other countries, could reduce the supply of goods available to us or increase our cost of goods. Although such changes would in many cases have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. As we make business decisions in the face of uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could materially and adversely impact our business, consolidated results of operations, and financial condition in the periods to come.

Item 5.                OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of April 26, 2024 (Incorporated by reference to Exhibit 3.2 to Current Report on Form 10-Q filed April 30, 2024)
Exhibit 10.1	***	Fifth Amended and Restated Credit Agreement, dated as of July 9, 2025, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as administrative agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 9, 2025)

Exhibit 10.2	***	Consent and Amendment Request, dated July 4, 2025, among Hillenbrand, Inc., the subsidiary borrowers party thereto and the subsidiary guarantors party thereto and confirmed by Commerzbank Aktiengesellschaft, as agent, on July 17, 2025 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 22, 2025)
Exhibit 10.3	*, **	Form of Performance-Based Unit Award Agreement (2025 Revision)
Exhibit 10.4	**	Form of Change in Control Agreement as entered into by Megan A. Walke on June 26, 2025 (Incorporated by reference to the form filed as Exhibit 10.6 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 22		List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Annual Report on Form 10-K filed November 19, 2024)
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of Form 10-K.
***    Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5). The registrant hereby agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: August 11, 2025	/s/ Megan A. Walke
Megan A. Walke
Interim Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer