Form 10-K
period 2025-09-30
Hillenbrand, Inc.
filed 2025-11-19
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of capital stock (consisting solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2025 was $1,682,990,619.  As of November 14, 2025, 70,506,819 shares of common stock were outstanding.
Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

(monetary amounts in millions, except per share data)

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Throughout this Annual Report on Form 10-K (“Form 10-K”), we make a number of “forward-looking statements,” including statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. As the words imply, these are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company, including the proposed acquisition of Hillenbrand by Lone Star through a merger transaction (the “Merger”), that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

The following list, though not exhaustive, contains words that could indicate a forward-looking statement.

intend	believe	plan	expect	may	goal	would	project	position	future	outlook
become	pursue	estimate	will	forecast	continue	could	anticipate	remain	likely
target	encourage	promise	improve	progress	potential	should	impact	strategy	assume

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: the risk that the Merger may not be consummated in a timely manner or at all; the possible inability of the parties to consummate the definitive agreement for the Merger (the “Merger Agreement”) to obtain the required regulatory approvals for the Merger and to satisfy the other conditions to the closing of the Merger, including approval of the Merger Agreement by Hillenbrand’s shareholders, on a timely basis or at all; the possible occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the risk that the Merger Agreement may be terminated in circumstances that require Hillenbrand to pay a termination fee; the risk that the relevant affiliates of Lone Star Funds fail to obtain on a timely basis or at all the financing necessary to complete the Merger; potential litigation relating to the Merger and the outcome of any such litigation; the potential adverse impact on Hillenbrand of contractual restrictions under the Merger Agreement that limit Hillenbrand’s ability to pursue business opportunities or strategic transactions; risks relating to significant transaction costs associated with the Merger and the possibility that the Merger may be more expensive to complete than anticipated; competitors’ responses to the Merger; global market and economic conditions, including those related to the continued volatility in the financial markets, including as a result of the United States (“U.S.”) administration’s imposition of tariffs and changing trade policies; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; increasing competition for highly skilled and talented workers, as well as labor shortages; closures or slowdowns and changes in labor costs and labor difficulties; uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; economic and financial conditions including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; uncertainty in U.S. global trade policy and risks with governmental instability in certain parts of the world; our level of international sales and operations; negative effects of acquisitions, including the Schenck Process Food and Performance Materials business and Linxis Group SAS acquisitions, on the Company’s business, financial condition, results of operations and financial performance; competition in the industries in which we operate, including on price; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or divestiture, including the sale of the Milacron injection molding and extrusion business (the “Disposition”), including potential synergies and cost savings or the failure of the Company or any acquired company, or the Disposition, to achieve its plans and objectives generally; any strategic and operational initiatives implemented by the parties to the Disposition after the consummation of the Disposition; potential adverse effects of the announcement or results of the Disposition or the announcement or pendency of the Merger, or any failure to complete the Merger, on the market price of the Company’s common stock or on the ability of the Company to develop and maintain relationships with its personnel and customers, suppliers and others with whom it does business or otherwise on the company’s business, financial condition, results of operations and financial performance; risks related to diversion of management’s attention from our ongoing business operations due to the Disposition or the Merger; impairment charges to goodwill and other identifiable intangible assets; impacts of decreases in demand or changes in technological advances, laws, or regulation on the net revenues that we derive from the plastics industry; the impact to the Company’s effective tax rate of changes in the mix of earnings or in tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits, and governmental proceedings related to operations; uncertainty in the U.S. political and regulatory environment; adverse foreign currency fluctuations; and labor disruptions.

Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statement, whether written or oral, that may be made from time to time, to reflect new information or future developments or otherwise.

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

Hillenbrand’s portfolio is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Key technologies within the Advanced Process Solutions portfolio include compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies. These reportable operating segments are characterized by well-known brands that are recognized for technological capabilities and process expertise that can be shared across the reportable operating segments to serve customers globally. These reportable operating segments address macro trends supported by a growing middle class driving demand for plastics in a variety of applications, such as construction, food safety, and recycling, and demand for more sustainable food sources such as plant-based proteins.

Hillenbrand was incorporated on November 1, 2007, in the state of Indiana and began trading on the NYSE under the symbol “HI” on April 1, 2008.  “Hillenbrand,” “the Company,” “we,” “us,” “our,” and similar words refer to Hillenbrand, Inc. and its subsidiaries unless context otherwise requires. Although Hillenbrand has been a publicly traded company since 2008, the brands owned by Hillenbrand have been in operation for many decades.

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

On March 31, 2025, the Company completed the divestiture of its majority interest in the Milacron injection molding and extrusion business (“Milacron”) pursuant to the Contribution and Purchase Agreement (“Agreement”) between the Company and an affiliate of Bain Capital (“Bain”). In accordance with the terms of the Agreement, Hillenbrand contributed the net assets of Milacron, and its wholly-owned subsidiaries, to a newly formed limited liability company, Milacron Holdings, LLC (“Milacron Holdings”). Hillenbrand retained 48.74% minority ownership of Milacron Holdings upon contribution of Milacron. The Company determined that the divestiture of Milacron does not represent a strategic shift in Hillenbrand’s business and that the divestiture, and ongoing equity method investment accounting, does not have significant effect on its consolidated results of operations or cash flows, and therefore the Milacron divestiture does not qualify as a discontinued operation. The results of operations for Milacron are included within the Molding Technology Solutions reportable operating segment until the completion of the sale on March 31, 2025. The loss on the divestiture is recorded in corporate expenses.

For further information, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Acquisition by Lone Star

As announced on October 15, 2025, on October 14, 2025, Hillenbrand entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LSF12 Helix Parent, LLC, a Delaware limited liability company (“Parent”), and LSF12 Helix Merger Sub, Inc., an Indiana corporation and a wholly owned subsidiary of Lone Star (“Merger Sub”), providing for the merger of Merger Sub with and into Hillenbrand (the “Merger”), with Hillenbrand surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Lone Star Fund XII, L.P. At the effective time of the Merger (the “Effective Time”), on the terms and subject to the conditions set forth in the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to such time, other than shares of the Company’s common stock owned by Hillenbrand, any wholly owned subsidiary of Hillenbrand, Parent, Merger Sub or any other wholly owned subsidiary of Parent (each of which will be cancelled), will be converted into the right to receive $32.00 in cash, without interest. The transactions contemplated by the Merger Agreement were unanimously approved by Hillenbrand’s Board of Directors, and the Merger is expected to close by the end of the first quarter of calendar year 2026, subject to customary closing conditions, including approval by Hillenbrand shareholders and receipt of required regulatory approvals.

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

Molding Technology Solutions

Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies.

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

The HOM pushes us to deliver excellence through a consistent framework and key management practices. Since the establishment of our sustainability program, we have leveraged our HOM to drive sustainability performance in our operations throughout the Company. Among other things, we believe climate change will require meaningful action on a global scale, however, to date, our costs relating to addressing climate change have not been material. We have taken steps to better understand the risks and opportunities that climate change poses to our business and those risks and opportunities that result from our business. This includes reporting under the Task Force on Climate-related Financial Disclosures (the “TCFD”), starting in fiscal 2025, which forms the basis of many upcoming global regulations and provides a standardized approach to reporting on and disclosing climate-related risks and opportunities and further aligning this report to additional climate disclosures. Assessing these potential risks — including market risks, extreme weather events, regulatory and policy constraints, cost of energy, and supply chain disruption — improves our ability to be proactive in mitigating and minimizing any adverse effects. Conversely, assessing potential opportunities — such as product innovation, market expansion, new technologies, and supply chain optimization — allows us to maximize the benefit to our customers and shareholders and continually grow our potential as a pure-play industrial company. The TCFD Report can be found on our website under the “Sustainability” section at www.hillenbrand.com.

Sustainability is an integral part of our business strategy, and we lead our industries by delivering innovative products and solutions that help address today’s challenges and tomorrow’s needs. Innovation, new product development, and strategic acquisitions help support our success in key end markets, and we are dedicated to maximizing customer value, focusing on efficiency, and driving continuous improvement through HOM, all of which contribute to our operational excellence. Through innovation, we support the advancement of our customers’ sustainability goals, and we seek to better understand their needs and develop solutions through our extensive applications expertise. We achieve this by developing equipment and solutions, as well as modernization projects, which are designed to minimize impact on the environment by promoting sustainable energy and water use, optimizing material use, and reducing emissions. Our operating locations also partner with customers to extend a product’s lifespan through recommended and preventative maintenance, and our aftermarket services demonstrate how we take responsibility for the full life cycle of our products. This includes looking at the total cost of ownership, how to be more effective with energy use, and how to help align services with their sustainability goals. Guided by customer needs, Hillenbrand aims to create solutions that expedite progress towards a sustainable future.

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

Human Capital Management

Purpose and Core Values

Purpose remains our clear foundation. It is the “why” behind everything we do. Purpose shapes the actions we take and the business decisions we make.. Our employees are at the center of everything we do because without them, we can’t move the world forward. They are the designers, engineers, manufacturers, makers, and shapers that bring our products and brands to life and strengthen our communities.

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

People

People are a key pillar of the HOM, and our talent management philosophy is to develop and promote internal employees and supplement with external hires where we require new or different skills and capabilities. This approach has yielded a deep understanding among our employee base of our products and our customers, while encouraging new employees to bring innovative ideas in support of our continuous improvement mindset. We believe that our average employee tenure across the globe — 10.6 years as of the end of the fiscal year 2025 — reflects the high engagement and dedication of our employees. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented employees, and we encourage employee referrals for open positions.

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

Our culture is underpinned by a track record of performance and innovation. We have standardized our global performance management approach along with employee driven and manager supported development tools. We remain committed to growing the skills we need to be successful today and continue to innovate for tomorrow.

Workplace Demographics

Hillenbrand is committed to the growth of our employees by developing talent and building a growth-minded culture. We believe our employees give us the strength and skills to compete, and we must in turn help our employees reach their potential.

As of September 30, 2025, we had approximately 8,200 employees worldwide. Approximately 1,800 employees were located within the United States (“U.S.”) and 6,400 employees were located outside of the U.S., primarily throughout Europe and Asia. Approximately 69% of our workforce globally is composed of manufacturing direct labor, and the remaining population includes all other selling, general and administrative professional employees.

As of September 30, 2025, approximately 3,500 employees globally work under collective bargaining agreements or works councils. Hillenbrand strives to maintain satisfactory relationships with all its employees, including the unions and works councils representing those employees. As a result, we have not experienced a significant work stoppage due to labor relations in more than 20 years.

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

Advanced Process Solutions:  Products and Services

Advanced Process Solutions’ product portfolio has grown through a series of acquisitions and includes products and services for compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Advanced Process Solutions’ product lines are supported by aftermarket parts and services, which represented approximately 35% of Advanced Process Solutions’ total net revenue during fiscal 2025. Products are offered under brand names that are recognized as leaders in their respective categories.

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

Advanced Process Solutions:  Customers

Advanced Process Solutions has customers in a wide range of industries, including plastics, food and pharmaceuticals, chemicals, fertilizers, minerals, and recycling.  These customers range from large, Fortune 500 global companies to regional and local businesses. No one Advanced Process Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during the years ended September 30, 2025, 2024, or 2023.  For large or customized orders, customers generally pay a deposit and make progress payments in accordance with the project progress. Often, long-term relationships are established with these customers.

Advanced Process Solutions’ net revenue is diversified by end markets, and further penetration of these end markets is an important element of its strategy. Geographically, approximately 45% of Advanced Process Solutions’ net revenue in fiscal 2025 came from the Americas, 26% from Asia, and 29% from EMEA (Europe, the Middle East, and Africa).

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

Molding Technology Solutions

Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes hot runner systems, process control systems, mold bases and components, and MRO supplies. The product lines within Molding Technology Solutions have strong brand recognition and an established global footprint, and we believe are well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Molding Technology Solutions’ breadth of products, long history, and global reach have resulted in a large installed base of hot runner systems.

Molding Technology Solutions:  Products and Services

Molding Technology Solutions has a product portfolio that includes hot runner systems and process controller technology. Molding Technology Solutions maintains leadership positions across these product lines, as well as leading positions in process control systems, mold bases and components, and MRO supplies. The Molding Technology Solutions product lines are supported by aftermarket parts and services, which represented approximately 37% of Molding Technology Solutions’ total net revenue during fiscal 2025. Products are offered under brand names that are recognized as being among the leaders in their respective industries.

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

•Aftermarket parts and service

◦Aftermarket parts and service are a major component of most of the Molding Technology Solutions product lines. Service engineers and technicians are located around the globe to better respond to customers’ equipment and service needs. Molding Technology Solutions offers its customers service, consulting, training, maintenance and repairs, spare parts, and rebuilds.

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

Molding Technology Solutions:  Customers

Molding Technology Solutions has customers in a wide range of industries, including automotive, medical, consumer goods, packaging, construction, and electronics. These customers range from large, Fortune 500 global companies to regional and local businesses, including original equipment manufacturers (“OEMs”), molders and mold-makers. Molding Technology Solutions has long-standing relationships with its largest customers, having served many of them for over 30 years. No one Molding Technology Solutions customer accounted for more than 10% of Hillenbrand’s consolidated net revenue during the years ended September 30, 2025, 2024, or 2023.

Molding Technology Solutions’ net revenue is further diversified by end markets, and continued expansion into these end markets is an important element of its strategy. Geographically, approximately 46% of Molding Technology Solutions’ net revenue in fiscal 2025 came from the Americas, 34% from Asia, and 20% from EMEA (Europe, the Middle East, and Africa).

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

HILLENBRAND INTELLECTUAL PROPERTY

We own a number of patents on our products and manufacturing processes and maintain trade secrets related to manufacturing processes.  These are important patents and trade secrets, but we do not believe any single patent or trade secret, or related group of patents or trade secrets is of material significance to our business as a whole. We also own a number of trademarks and service marks relating to products and services which are of importance.  We believe the marks Coperion, Coperion K-Tron, K-Tron, Rotex, BM&M, Herbold, VMI, Bakon, Shaffer, Peerless, Shick Esteve, Unifiller, DIOSNA, and Coperion Food Equipment brands are material to our Advanced Process Solutions reportable operating segment.  We believe the Mold-Masters mark is material to our Molding Technology Solutions reportable operating segment.

Coperion, Coperion K-Tron, K-Tron, Rotex, BM&M, Herbold, VMI, Bakon, Shaffer, Peerless, Shick Esteve, Unifiller, DIOSNA, and Mold-Masters, as well as other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of Hillenbrand or its subsidiaries. Except as set forth above and solely for convenience, the trademarks, trade names or service marks in this Form 10-K are generally referred to without the ™ and ® symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors is responsible for electing the Company’s executive officers annually and from time to time as necessary.  Executive officers serve in the ensuing year and until their respective successors are elected and qualified.  There are no family relationships between any of our executive officers or between any of them and any members of the Board of Directors.  The following is a list of our executive officers as of November 19, 2025.

Kimberly K. Ryan, 58, has served as a director and as President and Chief Executive Officer of the Company since December 2021. Prior to becoming Chief Executive Officer, Ms. Ryan was the Company’s Executive Vice President, beginning in June 2021. Prior to that role, she served as President of the Company’s Coperion business beginning in September 2015, also overseeing Hillenbrand’s Rotex business during part of that period. She previously served as President of the Company’s historical Batesville reportable operating segment (death care) beginning in April 2011, at which time she was also named a Senior Vice President of Hillenbrand. Ms. Ryan began her career with Batesville in 1989, holding positions of increasing responsibility within Batesville and the Company’s former parent in finance, strategy, operations, logistics, and information technology.

Since 2024 Ms. Ryan has served on the Board of Directors of Timken Company, a global manufacturer of engineered bearings and industrial motion products. From 2014 to 2023, Ms. Ryan served on the Board of Directors of Kimball International, Inc., a public manufacturing company (“Kimball”), including as a member of the Audit Committee. She also served as Kimball’s Board Chair from November 2018 to October 2021, during which time she also served on the Compensation Committee and Governance Committee.

Aneesha Arora, 47, has served as the Company’s Senior Vice President and Chief Human Resources Officer since January 2022. She brings to this role more than two decades of diverse experience in human resources across multiple industries. Prior to joining Hillenbrand, Ms. Arora was Vice President of Global HR Services for Honeywell International Inc. (“Honeywell”), a diversified technology and manufacturing company, from October 2019 through December 2021. Prior to that, she served as Vice President, Global Human Resources and Communications, Safety and Productivity Solutions at Honeywell from November 2016 to October 2019. Since September 2020, Ms. Arora has also served on the Board of Advisors of the Michigan State University School of Human Resources and Labor Relations.

Ulrich Bartel, 65, was appointed Senior Vice President of Hillenbrand in June 2021 and serves as Group President, overseeing our Coperion Performance Materials and Aftermarket divisions, as well as Rotex. Since June 2021, he has served as President of the Company's Coperion business. Prior to these roles, Mr. Bartel served as President of Coperion’s Polymer Division from March 2020 to June 2021 and as Coperion’s Vice President of Compounding Machines from October 2013 to February 2020. Mr. Bartel began his career at Coperion in 1990 as a process engineer, holding positions of increasing responsibility within Coperion in sales, service, process technology, engineering, manufacturing, and research.

Nicholas R. Farrell, 46, is the Company’s Senior Vice President, General Counsel, and Secretary. He has served as General Counsel and Secretary since 2015 and also served as the Company’s Chief Compliance Officer from 2016 until 2023. Mr. Farrell began his career with the Company in 2011 as Corporate and Securities Counsel, and in 2014 was named Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Hillenbrand, Mr. Farrell was in private practice for six years with global law firm Troutman Pepper. Mr. Farrell is also Chair of the Board of Trustees of Cure SMA, an international not-for-profit organization committed to developing a treatment and cure for spinal muscular atrophy, the number one genetic cause of death for infants.

Tamara Morytko, 54, was appointed Senior Vice President of Hillenbrand in September 2023 and serves as Group President, overseeing our Molding Technology Solutions and Food, Health and Nutrition divisions along with oversight of our Hillenbrand Operating Model and Operations Center of Excellence. Ms. Morytko has more than two decades of leadership in regional and global business operations. Prior to joining Hillenbrand, she served most recently as President of the Pumps Division at Flowserve Corporation, a manufacturer of pumps, valves, and seals, beginning in September 2020. Prior to that role, she served as Chief Operating Officer of Norsk Titanium, an aerospace-grade components manufacturer, beginning in February 2018, and previously held positions of increasing responsibility in finance, executive general management, and supply chain leadership, including at Baker Hughes (energy technology) and Pratt & Whitney (aircraft engines). She began her career as an auditor at accounting firm Arthur Andersen LLP. From May 2019 through December 2022, Ms. Morytko served on the board for The Crosby Group (rigging, lifting, and material handling applications), a KKR company, as well as Pioneer Energy Services (oilfield services applications), a former publicly traded company. She currently serves on the Board of Directors of EnerSys (stored energy solutions for industrial applications), a position she has held since December 2022, including as a member of its Compensation and Audit Committees. In November 2024, Ms. Morytko became a Trustee of the Board for Harpswell Foundation, a young woman leadership building organization in Cambodia and APAC that empowers young women to live impactful lives, and is Vice-Chair of its Finance Committee.

Carole A. Phillips, 54, became the Company’s Senior Vice President, Chief Procurement Officer in January 2023. Ms. Phillips joined the Company as Vice President, Procurement for a transition period beginning September 2022, from Stanley Black & Decker (“Stanley”), a global provider of power and hand tools, mechanical access solutions, and electronic monitoring systems, where she was Vice President, Global Supply Management – M&A, Integrations, and Divestitures (from July 2021). Prior to that role, Ms. Phillips served at Stanley as Vice President, Global Supply Management – Outdoor (from October 2019 to July 2021) and Vice President, Global Supply Management – Industrial Division (from January 2015 to October 2019), as part of more than 25 years of experience in global manufacturing environments.

Bhavik N. Soni, 52, was elected Senior Vice President, Chief Information Officer effective January 2023, prior to which he served as Vice President, Chief Information Officer beginning May 2017. Mr. Soni joined the Company from Honda Aircraft Company, a jet airplane manufacturer, where he served as Chief Information Officer – IT & Engineering Systems Division from 2015 to 2017. Prior to that, he served as Chief Information Officer for Artificial Lift, GE Oil & Gas at General Electric Company (“GE”), an energy technology company, from 2013 to 2015, preceded by fifteen years in other information technology related roles of increasing responsibility at GE. Mr. Soni’s experience prior to GE included software engineering roles at Rockwell Collins, Inc. (aerospace) and General Dynamics Corporation (aerospace and defense).

Megan A. Walke, 46, was appointed Interim Chief Financial Officer in June 2025, prior to which she was named Vice President, Corporate Controller and Chief Accounting Officer in December 2024, and was previously elected Vice President, Chief Accounting Officer in May 2022. Prior to that time, she served as the Company’s Director, Financial Reporting since August 2014 and prior to that in roles of increasing responsibility in the Company’s finance organization. Ms. Walke began her career with nearly a decade in public accounting at the firm of Ernst and Young LLP. She served as a member of the Board of

Trustees of Oldenburg Academy, a private high school in Indiana, from 2013 to 2024. Ms. Walke also has served on the board of the Ripley County Community Foundation since February 2023.

J. Michael Whitted, 53, was elected Senior Vice President, Strategy and Corporate Development effective June 2018. Prior to joining the Company, Mr. Whitted served as Vice President, Corporate Development for SPX Corporation and SPX Flow, Inc., diversified global suppliers of infrastructure equipment to various industries, from 2001 to 2015. Prior to that, he served as a Vice President for Bear Stearns from 1998 to 2001, where he led corporate finance and M&A advisory transactions. Mr. Whitted’s experience prior to Bear Stearns included corporate finance and M&A advisory roles at CIBC World Markets, Bankers Trust, and First Chicago NBD.

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

1.The announcement and pendency of the proposed acquisition of the Company could adversely impact the Company’s business, financial condition and results of operations.

Uncertainty about the effect of the Merger on the Company’s employees, customers, and other parties may have an adverse effect on the Company’s business, financial condition and results of operation regardless of whether the Merger is completed. These risks to the Company’s business include the following, all of which could be exacerbated by a delay in the completion of, or failure to complete, the Merger:

•the impairment of the Company’s ability to attract, retain, and motivate its employees, including key personnel;
•the diversion of significant management time and resources towards the completion of the Merger;
•difficulties maintaining relationships with customers, suppliers, and other business partners;
•delays or deferments of certain business decisions by the Company’s customers, suppliers, and other business partners;
•the inability to pursue alternative business opportunities or make changes to the Company’s business because the Merger Agreement requires the Company to use commercially reasonable efforts to conduct its business in the ordinary course consistent with past practice, and to preserve its organization intact and business relations with employees, customers, suppliers, joint venture partners, lenders, governmental authorities and others having material business relations with the Company, and refrain from taking certain actions without Lone Star’s consent prior to the completion of the Merger, including a prohibition on paying dividends other than one cash dividend on or prior to December 31, 2025 in an amount not to exceed $0.2275 per share;
•litigation relating to the Merger and the costs related thereto; and
•the occurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

2.Litigation relating to the Merger may be filed against the Company, its Board of Directors, or others, which could prevent or delay the completion of the Merger or result in the payment of damages.

Litigation relating to the Merger may be filed against the Company, its Board of Directors, or others. Among other remedies, these claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to management.

3.Failure to consummate the Merger within the expected timeframe or at all could adversely impact the Company’s business, financial condition and results of operations.

The completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including the approval of the Merger Agreement by holders of a majority of the outstanding shares of Company common stock, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and specified non-U.S. antitrust and foreign investment laws and CFIUS Approval (as defined in the Merger Agreement). Many of the closing conditions are outside our control, and regulatory authorities have broad discretion in administering relevant laws. Regulatory authorities may impose requirements, limitations, require divestitures, or restrictions on our business as a condition to approval or clearance of the Merger, any of which could delay, jeopardize, or prevent the consummation of the Merger. There can be no assurance that these conditions and the other conditions set forth in the Merger Agreement will be satisfied in a timely manner or at all or that the Merger will be completed.

If the Merger is not completed, including as a result of the Company’s stockholders failing to approve the Merger Agreement, the Company’s stockholders will not receive any payment for their shares in connection with the Merger. Instead, the Company will remain an independent public company, and the shares will continue to be traded on the New York Stock Exchange. The Company’s ongoing business may be materially adversely affected and the Company would be subject to a number of risks, including the following:

•the Company may experience negative publicity, which could have an adverse effect on its ongoing operations including, but not limited to, retaining and attracting customers, suppliers, and other business partners;

•the Company would incur significant costs in future periods relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that the Company would not have undertaken other than to complete the Merger;

•the Merger Agreement places certain restrictions on the conduct of the Company’s business, which may have delayed or prevented the Company from undertaking business opportunities that, absent the Merger Agreement, it may have pursued.

If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on the Company’s business operations, financial condition, results of operations, and stock price, especially to the extent that the current market price of the Company’s common stock reflects an assumption that the Merger will be completed.

4.The Merger Agreement contains restrictions on solicitation that limit our ability to pursue alternatives to the Merger. If the Merger Agreement is terminated, we may, under certain circumstances, be required to pay a termination fee to Parent, using cash that would otherwise have been available for other purposes.

Under the Merger Agreement, the Company is restricted from soliciting, initiating, or knowingly encouraging or facilitating alternative acquisition proposals from third parties, and/or providing non-public information to third parties relating to any inquiries, proposals or offers that would reasonably be expected to lead to certain transactions involving a third party, including a merger, business combination or similar transaction, subject to specified exceptions. The Merger Agreement also contains customary termination provisions for both the Company and Lone Star, including the right of the Company to terminate the Merger Agreement, subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that, in connection with certain terminations of the Merger Agreement by the Company, the Company will pay Lone Star a cash termination fee of $69.0. Payment of a termination fee may require the Company to use available cash that would have otherwise been available for general corporate purposes or other uses and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with the Company or deter such third party from making a competing acquisition proposal.

5.Global market and economic conditions, including those related to the financial markets, could have a material adverse effect on our consolidated results of operations, financial condition, and liquidity.

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

6.We may be unable to successfully integrate with the businesses of FPM or Linxis, or other acquired companies, or to realize the anticipated benefits of such acquisitions.

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

7.Increasing competition for highly skilled and talented workers, as well as labor shortages, could adversely affect our business.

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
8.Sustainability-related regulations could adversely impact the Company's reputation, consolidated results of operations, financial condition, and liquidity.
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

9.The performance of the Company may suffer from business disruptions associated with information technology, cyber-attacks or unauthorized access, or catastrophic losses affecting infrastructure.

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

As of September 30, 2025, our outstanding debt was $1,524.8, and this amount could increase if additional levels of liquidity are needed. This amount of debt (and additional debt we may incur) has important consequences to our businesses.  For example:

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
Our credit arrangements, including the Amended Credit Agreement and the 2025 Amended L/G Facility Agreement (each as defined below) contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions, including as a result of global financial, socioeconomic, and political uncertainty and the effect on our business, and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow or draw additional amounts under the Amended Credit Agreement and 2025 Amended L/G Facility Agreement or otherwise obtain the cash necessary to repay that additional debt when due, which could materially adversely affect our business, financial condition, and liquidity. Furthermore, interest rates we pay on our borrowings and our ability to borrow or draw under the Amended Credit Agreement and 2025 Amended L/G Facility Agreement or any other credit facility in the future, or pursuant to other available sources, could be adversely affected by matters including market volatility, economic downturns, or other instability or uncertainty. In addition, in light of the impacts to our ability to generate cash from operations during periods of global financial, socioeconomic, and political uncertainty, our results may be further negatively impacted by our payment obligations (including interest) with respect to our outstanding borrowings under our credit arrangements.

12.A disease outbreak, a pandemic, or other health crisis, could have a material adverse effect on our business and consolidated results of operations, the nature and extent of which are highly uncertain and unpredictable.

We have global operations, and a widespread pandemic, disease outbreak, or other health crisis, and the various government, industry and consumer actions related thereto, including mandated or voluntary shutdowns, could have negative impacts on our business and have created, and could in the future create or intensify adverse conditions described in our other risk factors. These impacts and conditions include, but may not be limited to, potential significant volatility or decreases in demand for our products, changes in customer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential increased vulnerability to cybersecurity incidents, including breaches of information systems security that could be due to widespread remote working arrangements or other conditions, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, including rapidly changing government orders and regulations and our efforts to comply with them, and related financial and commodity volatility, including volatility in raw material and other input costs (including but not limited to oil prices), any of which could last for extended periods. Disruption caused by a pandemic and the Company’s response thereto could also increase the Company’s exposure to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, and to other workforce related risks, any of which could have a material adverse effect on the Company’s financial condition and consolidated results of operations.

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

13.Increased prices for, poor quality of, or extended inability to source raw materials used in our products or associated services, or supply chain disruptions, could adversely affect profitability.
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

14.Uncertainty in United States global trade policy and risks with governmental instability in certain parts of the world could negatively impact our business.

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
Because the situation is fluid and trade negotiations may be ongoing, we cannot at this time predict future trade policy or what additional actions, if any, will be taken by the U.S. government with respect to trade agreements or the imposition of additional tariffs or other measures, including ongoing trade negotiations between U.S. and other nations, as trade agreements are negotiated. As a result, an increase in tariffs on imported goods, the suspension, reversal, or reinstatement of originally announced agreements, or the occurrence of a trade war or other governmental action related to tariffs or trade agreements, could potentially adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. or global economy, which in turn could adversely impact our business, financial condition, and results of operations.

In addition, certain countries that are central to our businesses have imposed or been subject to imposition or have threatened imposition of retaliatory tariffs in response to tariffs imposed by the U.S. While the implementation of the tariffs from certain countries or Section 232 investigations are currently under negotiation or investigations, these actions, along with recent governmental instability in certain parts of the world, expose us to risk. In addition, support for protectionism and rising anti-globalization sentiment in the U.S. and in other countries could lead to disruption and cost increases in our established patterns for sourcing our raw materials and create increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes or threats in U.S. tariffs, quotas, trade relationships or agreements, or tax law, or similar actions taken by other countries, could reduce the supply of goods available to us or increase our cost of goods. Although such changes would in many cases have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. As we make business decisions in the face of uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could materially and adversely impact our business, consolidated results of operations, and financial condition.
15.International economic, political, legal, and business factors could negatively affect our consolidated results of operations, cash flows, financial condition, and growth.
We derived approximately 63%, 59%, and 62% of our net revenue from our operations outside the U.S. for the years ended September 30, 2025, 2024, and 2023, respectively.  This net revenue was primarily generated in Europe, the Middle East, Asia, South America, and Canada.  In addition, we have manufacturing operations, suppliers, and employees located outside the U.S.  Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our revenue and presence outside the U.S., including in emerging markets.

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

16.We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully, it could have a material adverse effect on our business, financial condition, and consolidated results of operations.
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

17.We operate in cyclical industries.
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

During periods of economic expansion, when capital spending normally increases, our businesses generally benefit from greater demand for our products.  During periods of economic contraction, when capital spending normally decreases, they generally are adversely affected by declining demand for new equipment orders, and may be subject to increases in uncollectible receivables from customers who become insolvent.  There can be no assurance that economic expansion or increased demand will occur or be sustainable, and our financial condition, consolidated results of operations, and cash flows could be materially adversely affected.

18.A key component of our growth strategy is making significant acquisitions, some of which may be outside the industries in which we currently operate.  We may not be able to achieve some or all of the benefits that we expect to achieve from these acquisitions.  If an acquisition were to perform unfavorably, it could have an adverse impact on our business and consolidated results of operations.

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

19.We have completed several divestitures, including the divestiture of our historical Batesville reportable operating segment and a majority interest in Milacron, and we continually assess the strategic fit of our existing businesses. We may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, consolidated results of operations, and financial condition will not be materially and adversely affected.

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

In addition, divestitures, in particular the divestitures of our historical Batesville reportable operating segment and majority interest in Milacron, potentially involve significant post-closing separation and transition activities, which could involve the expenditure of material financial resources and significant employee resources. These activities may require diversion of significant capital and other resources that otherwise could have been used in our business operations. There can be no assurance that divestitures, including the Batesville and Milacron business divestitures noted above, will be ultimately beneficial to us or have a positive effect on shareholder value.

20.Goodwill and other identifiable indefinite-lived intangible assets, which are subject to periodic impairment evaluations, represent a significant portion of our total assets.  An impairment charge on these assets could have a material adverse impact on our financial condition and consolidated results of operations.

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
Any charges relating to such impairments, similar to those recorded for the years ended September 30, 2025 and 2024, could adversely affect our consolidated results of operations in the periods recognized.
21.We derive significant net revenue from the plastics industry.  Decrease in demand for base resin or engineering plastics or equipment used in the production of these products, changes in technological advances, or changes in laws or regulations could have a material adverse effect on our business, financial condition, and consolidated results of operations.

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

22.Changes in economic conditions, food consumption patterns due to dietary trends, or other reasons may adversely affect our business, financial condition, consolidated results of operations, and cash flows.

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

23.We rely upon our employees, agents, and business partners to comply with laws in many different countries and jurisdictions.  We establish policies and provide training to assist them in understanding our policies and the regulations most applicable to our business; however, our reputation, ability to do business, and consolidated results of operations may be impaired by improper conduct by these parties.

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
24.The effective tax rate of the Company may be negatively impacted by changes in the mix of earnings as well as future changes to tax laws in global jurisdictions in which we operate.

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

25.We are exposed to a number of different tax uncertainties, which could have a material adverse effect on our consolidated results of operations.

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
26.We are involved from time to time in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.  The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty but could have a material adverse effect on our financial condition, consolidated results of operations, and cash flows.
We are subject to potential claims, including environmental, antitrust, patent infringement, business practices, commercial transactions, product and general liability, cybersecurity and privacy matters, workers’ compensation, auto liability, employment-related, and other matters. While we maintain insurance for certain of these exposures, the policies in place are often high-deductible policies.  It is difficult to measure the actual loss that might be incurred related to litigation or other potential claims, and the ultimate outcome of claims, lawsuits, and proceedings could have a material adverse effect on our financial condition, consolidated results of operations, and cash flows. For a more detailed discussion of claims, see Note 12 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

27.Uncertainty in the U.S. political and regulatory environment could negatively impact our business.

The U.S. political and regulatory environment may create uncertainty with respect to, and could result in additional changes in, or potential gridlock hindering legislation, regulation, international relations, and government policy, or could result in possible civil unrest or other disturbances in connection therewith. Additionally, the scope, clarity of guidance from regulators, and uncertain enforcement and implementation times allowed for new regulations in the U.S. and other jurisdictions may result in increased costs or temporarily impact business operations. While it is not possible to predict whether and when any such additional changes or disturbances could occur, any such events, whether at the local, state, or federal level, or outside the U.S., could significantly impact our business and the industries in which we compete. To the extent such disturbances or changes in the political or regulatory environment have a negative impact on the Company or the markets in which we operate, it may materially and adversely impact our business, consolidated results of operations, and financial condition.

28.We are subject to risks arising from currency exchange rate fluctuations, which may adversely affect our consolidated results of operations and financial condition.

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

29.The Company could face labor disruptions that interfere with operations.

As of September 30, 2025 and 2024, approximately 43% and 32%, respectively, of Hillenbrand’s employees work under collective bargaining agreements or works councils.  Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we will need to negotiate new labor agreements in coming years and cannot ensure that such a stoppage will not occur in the future.  Inability to negotiate satisfactory new agreements or a labor disturbance at one or more of our facilities could have a material adverse effect on our consolidated results of operations.

30.Business disruptions due to physical risks of climate change, such as catastrophic weather events and natural disasters, could adversely impact the Company’s consolidated results of operations, financial condition, and liquidity.

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

31.Provisions in our Articles of Incorporation and By-laws and facets of Indiana law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

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

Our Company’s Executive Management Team (“EMT”) receives periodic briefings, and the Board of Directors and its Audit Committee receives annual and quarterly briefings, respectively, on cybersecurity matters. These briefings may include updates on critical information security and cybersecurity risks and the threat landscape; cybersecurity improvement initiatives and the internal control environment; and, if relevant, the status of actions taken with respect to any cybersecurity incidents.

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

The CISO has information technology and information security experience, including enterprise risk management leadership, and holds a Certified Information Security Manager certification from the Information Systems Audit and Control Association (ISACA). The CISO reports to the Chief Information Officer (“CIO”), who is a member of the EMT and reports directly to the CEO. The CIO has extensive experience overseeing and executing technology strategies and implementations in complex, global organizations.

As a part of our incident response plan, the CISO also reports and escalates cybersecurity incidents to the EMT and the Audit Committee as appropriate.

Item 2.        PROPERTIES

Our corporate headquarters is located in Batesville, Indiana, in a facility that we lease. At September 30, 2025, Advanced Process Solutions operated 14 significant manufacturing facilities located in the U.S. (in Kansas, Missouri, Ohio, Virginia and Wisconsin), Germany, France, Switzerland, China, and the United Kingdom. Five of these facilities are owned and nine are leased.  Advanced Process Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Canada, Europe, Asia, and South America.

At September 30, 2025, Molding Technology Solutions operated five significant manufacturing facilities located in Germany, China, India, Canada, and the Czech Republic. Two of these facilities are owned and three are leased. Molding Technology Solutions also leases or owns a number of warehouse distribution centers, service centers, and sales offices located in the U.S., Mexico, Canada, Europe, Asia, and South America.

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

As of November 14, 2025, we had approximately 1,351 shareholders of record.

Comparison of Five-Year Cumulative Total Return
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
10/01/20
09/30/21
09/30/22
09/29/23
09/30/24
09/30/25
Hillenbrand, Inc.
S&P 500 (Total Return)
S&P Midcap 400 Industrials (Total Return)

Share Repurchases

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program authorized on December 7, 2018. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  No purchases of our common stock were made during the year ended September 30, 2025.

Dividend Policy

We returned $63.4 to shareholders in fiscal 2025 in the form of quarterly dividends. We increased our quarterly dividend in fiscal 2025 to $0.2250 per common share from $0.2225 per common share paid in fiscal 2024. The Merger Agreement includes certain limitations on our ability to pay dividends. Pursuant to the terms of the Merger Agreement, we currently expect to pay approximately $16.0 in the first quarter of fiscal 2026 based on our outstanding common stock at September 30, 2025, subject to the discretion of our Board of Directors.

Item 6.        Reserved

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations)

(unless otherwise stated, references to years relate to fiscal years)

The following discussion compares our results for the year ended September 30, 2025, to the year ended September 30, 2024. The discussion comparing our results for the year ended September 30, 2024, to the year ended September 30, 2023, is included within Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on November 19, 2024. We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions and Molding Technology Solutions reportable operating segments, as well as Corporate.  These financial results are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We also provide certain non-GAAP operating performance measures.  These non-GAAP measures are referred to as “adjusted” measures and generally exclude expenses associated with business acquisitions, divestiture, and integration costs, restructuring and restructuring-related charges, impairment charges, gains on sale of property, plant, and equipment, gain on equity method investments, pension settlement (gain) charges, inventory step-up costs related to acquisitions, other non-recurring costs related to a discrete commercial dispute, and gains and losses on divestitures.

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

An important non-GAAP measure that we use is adjusted EBITDA. A part of Hillenbrand’s strategy is to selectively acquire companies that we believe can benefit from the Hillenbrand Operating Model (“HOM”) to spur faster and more profitable growth. Given that strategy, it is a natural consequence to incur related expenses, such as amortization from acquired intangible assets and additional interest expense from debt-funded acquisitions. Accordingly, we use adjusted EBITDA, among other measures, to monitor our business performance. Adjusted EBITDA is not a recognized term under GAAP and therefore does not purport to be an alternative to consolidated net income (loss). Further, the Company’s measure of adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

We calculate the foreign currency impact on net revenue, gross profit, selling, general and administrative expenses, consolidated net income (loss) and consolidated adjusted EBITDA, in order to better measure the comparability of results between periods. We calculate the foreign currency impact by translating current year results at prior year foreign exchange rates. This information is provided because exchange rates can distort the underlying change in these metrics, either positively or negatively. The cost structure for Corporate is generally not significantly impacted by the fluctuation in foreign exchange rates, and we do not disclose the foreign currency impact in the Operations Review below where the impact is not significant.

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

See page 41 for reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP measure. We use non-GAAP measures in certain other instances and include information reconciling such non-GAAP measures to the respective most directly comparable GAAP measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

Acquisition by Lone Star

As announced on October 15, 2025, on October 14, 2025, Hillenbrand entered into the Merger Agreement with affiliates of Lone Star Fund XII, L.P. referred to in this Form 10-K as Parent and Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into Hillenbrand, with Hillenbrand surviving the Merger as a wholly owned subsidiary of Parent. At the Effective Time, on the terms and subject to the conditions set forth in the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to such time, other than shares of the Company’s common stock owned by Hillenbrand, any wholly owned subsidiary of Hillenbrand, Parent, Merger Sub or any other wholly owned subsidiary of Parent (each of which will be cancelled), will be converted into the right to receive $32.00 in cash, without interest. The transactions contemplated by the Merger Agreement were unanimously approved by Hillenbrand’s Board of Directors, and the Merger is expected to close by the end of the first quarter of calendar year 2026, subject to customary closing conditions, including approval by Hillenbrand shareholders and receipt of required regulatory approvals.

Other than transaction expenses associated with the Merger of $3.3 for the year ended September 30, 2025, recorded in selling, general and administrative expenses in our Consolidated Statements of Operations, the Merger Agreement did not affect the Company’s Consolidated Financial Statements for the year ended September 30, 2025.

CRITICAL ACCOUNTING POLICY AND ESTIMATE

Our financial results are affected by the selection and application of accounting policies and methods.  Significant accounting policies which require management’s judgment are discussed below. A detailed description of our accounting policies is included in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

Revenue Recognition (Critical Accounting Policy)

Net revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services and is recognized when performance obligations are satisfied under the terms of contracts with customers.

A performance obligation is deemed to be satisfied by the Company when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of the performance obligation, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as sales discounts. The majority of sales discounts are included on the invoice to the customer and therefore, involved no estimation. If an estimate is required, these allowances are determined using the expected value method, which is typically based upon historical rates.

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

We use the input method of “cost-to-cost” to recognize net revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenue is largely determined by negotiated contract prices and quantities. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including the complexity and length of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal performance trends, business volume assumptions, and anticipated labor agreements. Net revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term manufacturing contracts are recognized immediately when such losses become evident, which is rare. We maintain financial controls over the customer qualification, contract pricing, and estimation processes designed to reduce the risk of contract losses.

Standalone service net revenue is recognized either over time proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement. Standalone service net revenue is not material to the Company.

Intangible Asset Impairment Determinations (Critical Accounting Estimate)

Impairment of goodwill and indefinite-lived intangible assets

Goodwill and other intangible assets with indefinite lives, primarily tradenames, are tested for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value may be below carrying value.

Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment if discrete financial information is prepared and regularly reviewed by operating segment management. The Company currently has five reporting units. For the purpose of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative test is elected, qualitative factors are assessed to determine whether it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. Such factors we consider in a qualitative analysis include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, Company-specific events, events affecting the reporting unit, and the overall financial performance of the reporting unit. If after performing the qualitative analysis, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company must perform the quantitative goodwill impairment test.

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

The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment, achievement of synergy initiatives, market data and market multiples (5.5-13.0 times adjusted EBITDA), discount rates (12.0-16.0%), as well as future levels of net revenue growth, adjusted EBITDA, and working capital requirements, which are based upon the Company’s strategic plan. Hillenbrand’s strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rates may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other factors. While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a further decline in fair value that would trigger a future material impairment charge of the reporting units’ goodwill balance.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill, including discount rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and the limited cushion (or headroom, as commonly referred) due to a number of recent acquisitions and prior year impairments, and the impact of macroeconomic conditions, goodwill for certain of the reporting units within the Molding Technology Solutions and Advanced Process Solutions reportable operating segments may be more susceptible to impairment risk.

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

Similar to goodwill, the Company can elect to perform the annual impairment test for indefinite-lived intangible assets other than goodwill (primarily trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion above in order to determine if it is more likely than not that the fair values of the trade names are less than the respective carrying values. If we elect to perform or are required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of indefinite-lived intangible assets using the relief-from-royalty method, which we believe is an appropriate and widely used valuation technique for such assets. The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use. The royalty rates utilized by the Company range from 1.5% to 3.0% and are consistent with industry standards.

Annual impairment assessment

The Company performed its annual July 1 goodwill and indefinite-lived intangible assets impairment assessment during the fourth quarter of fiscal 2025 for all reporting units and indefinite-lived intangible assets.

For the three reporting units within the Advanced Process Solutions reportable segment, the fair value was determined to exceed the carrying value, resulting in no impairment to goodwill as part of the annual assessment. The estimated fair value, as calculated on July 1, 2025, for the three units within the Advanced Process Solutions reportable operating segment ranged from approximately 12% to 96% greater than their carrying value (29% to 93% at the previous annual goodwill impairment assessment date).

For the two reporting units within the Molding Technology Solutions reportable segment, the Company concluded that the carrying value for the Mold-Masters and DME reporting units exceeded their fair values, resulting in a goodwill impairment charge of $82.3 as of July 1, 2025. As a result of the limited cushion (or headroom as commonly referred) due to the prior year impairment of the Mold-Masters reporting unit and recent acquisitions, changes to exchange rates during 2025 that increased the carrying value of the reporting units, and modified revenue and cash flow projections utilized as inputs to estimating the fair value of the reporting units within the Molding Technology Solutions reportable operating segment, the Company concluded that the carrying value for those reporting units exceeded their fair value.

Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of the trade name associated with that Mold-Masters reporting unit exceeded its fair value, resulting in an impairment charge of $1.2 as of July 1, 2025. The goodwill and indefinite-lived intangible asset impairment charges are nondeductible for tax purposes.

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

Hillenbrand’s portfolio is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Key technologies within the Advanced Process Solutions portfolio include compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes hot runner systems, process control systems, mold bases and components, and MRO supplies. These reportable operating segments are characterized by well-known brands that are recognized for technological capabilities and process expertise that can be shared across the reportable operating segments to serve customers globally. These reportable operating segments address macro trends supported by a growing middle class driving demand for plastics in a variety of applications, such as construction, food safety, and recycling.

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

During the year ended September 30, 2025, the following operational decisions and economic developments had an impact on our current and may impact our future cash flows, consolidated results of operations, and financial position.

Impairment recorded during the year ended September 30, 2025

The Company performed its July 1, 2025 annual goodwill and indefinite-lived intangible asset impairment assessments for all five of its reporting units. For the two reporting units within the Molding Technology Solutions reportable segment, the Company concluded that the carrying value for the Mold-Masters and DME reporting units exceeded their fair values, resulting in a goodwill impairment charge of $82.3 as of July 1, 2025. As a result of the limited cushion (or headroom as commonly referred) due to the prior year impairment of the Mold-Masters reporting unit and recent acquisitions, changes to exchanges rates during 2025 that increased the carrying value of the reporting units and modified revenue and cash flow projections utilized as inputs to estimating the fair value of the reporting units within the Molding Technology Solutions segment, the Company concluded that the carrying value for those reporting units exceeded their fair value. Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of the trade name associated with that Mold-Masters reporting unit exceeded its fair value, resulting in an impairment charge of $1.2 as of July 1, 2025.

Divestiture of Milacron

On March 31, 2025, the Company completed the divestiture of its majority interest in the Milacron injection molding and extrusion business (“Milacron”) pursuant to the Contribution and Purchase Agreement (“Agreement”) between the Company and an affiliate of Bain Capital (“Bain”). In accordance with the terms of the Agreement, Hillenbrand contributed $222.6 of net assets of Milacron, and its wholly-owned subsidiaries, to a newly formed limited liability company, Milacron Holdings, LLC (“Milacron Holdings”). Hillenbrand retained a 48.74% minority ownership of Milacron Holdings upon contribution of Milacron. Hillenbrand received total consideration of $286.0 for its contribution of Milacron. The total consideration was comprised of $98.0 of cash proceeds paid by Bain and $188.0 of debt assumed by Bain (as described below), in exchange for obtaining a 51.26% majority ownership of Milacron Holdings.

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

As a result of the Milacron divestiture, the Company recorded a pre-tax loss of $57.2, after post-closing adjustments, in the Consolidated Statement of Operations during year ended September 30, 2025. The Company incurred $8.9 of transaction costs associated with the divestiture during the year ended September 30, 2025, which were recorded within the Molding Technology Solutions reportable operating segment. Upon the divestiture of Milacron, the Company’s equity interest in Milacron Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

Divestiture of TerraSource Investment

On July 1, 2025, the Company, in conjunction with its majority stake joint-venture partner in TerraSource Holdings, LLC (“TerraSource”), completed the divestiture of its 46% interest in TerraSource to Astec Industries for $245.0. The sale included proceeds to the Company of $116.7, including post-closing adjustments. During the year ended September 30, 2025, the Company recorded a pre-tax gain of $68.1. During the years ended September 30, 2025, 2024, and 2023, Hillenbrand’s consolidated results included its proportionate share of TerraSource’s net income, and the TerraSource equity method investment was recorded on the Consolidated Balance Sheet as of September 30, 2024.

OPERATIONS REVIEW — CONSOLIDATED

	Year Ended September 30,
	2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$2,673.8	100.0	$3,182.8	100.0
Gross profit	900.8	33.7	1,056.5	33.2
Selling, general and administrative expenses	650.0	24.3	713.6	22.2
Amortization expense	94.3		102.4
Impairment charges	83.5		265.0
Gain on sale of property, plant, and equipment	—		(36.0)
Gain on equity method investments	(74.6)		(5.8)
Pension settlement (gain) charges	(1.7)		35.2
Loss on divestiture	57.2		—
Interest expense, net	94.5		121.5
Income tax (benefit) expense	(54.5)		64.8
Net income (loss) attributable to Hillenbrand	43.1		(211.0)

Year Ended September 30, 2025 Compared to Year Ended September 30, 2024

Net revenue decreased $509.0 (16%).

•Advanced Process Solutions’ net revenue decreased $218.6 (10%) primarily driven by a decrease in capital equipment sales volume and lower aftermarket parts and service net revenue, partially offset by favorable pricing. Foreign currency impact increased net revenue by 1%.

•Molding Technology Solutions’ net revenue decreased $290.4 (32%), primarily driven by the divestiture of Milacron.

Gross profit decreased $155.7 (15%). Gross profit margin improved 50 basis points to 33.7%. On an adjusted basis, which excluded restructuring and restructuring-related charges ($11.5 in 2025 and $20.3 in 2024), business acquisition, divestiture, and integration costs ($1.3 in 2025), and inventory step-up costs related to acquisitions ($0.6 in 2024), adjusted gross profit decreased $164.0 (15%), and adjusted gross profit margin improved 30 basis points to 34.2%.

•Advanced Process Solutions’ gross profit decreased $109.3 (13%), primarily driven by lower volume, unfavorable product mix, and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact increased gross profit by 1%. Gross profit margin decreased 150 basis points to 34.0% in 2025,

Advanced Process Solutions’ gross profit included business acquisition, divestiture, and integration costs ($1.3 in 2025), restructuring and restructuring-related charges ($9.9 in 2025 and $0.3 in 2024), and inventory step-up costs related to acquisitions ($0.6 in 2024). Excluding these charges, adjusted gross profit decreased $99.0 (12%) and adjusted gross profit margin decreased 100 basis points to 34.5%.

•Molding Technology Solutions’ gross profit decreased $46.4 (19%), primarily driven by the divestiture of Milacron and cost inflation, partially offset by a decrease in restructuring and restructuring-related charges and productivity improvements. Gross profit margin improved 550 basis points to 32.8% in 2025, primarily driven by a decrease in restructuring and restructuring-related charges and productivity improvements, including savings from restructuring actions, and favorable product mix, partially offset by cost inflation.

Molding Technology Solutions’ gross profit included restructuring and restructuring-related charges ($1.6 in 2025 and $20.0 in 2024). Excluding these charges, adjusted gross profit decreased $64.9 (25%) and adjusted gross profit margin improved 340 basis points to 33.0%.

Selling, general and administrative expenses decreased $63.6 (9%), primarily driven by the divestiture of Milacron, productivity improvements, and decreases in business acquisition, divestiture, and integration costs and other non-recurring costs in the prior year related to a discrete commercial dispute stemming from a customer contract entered into prior to the acquisition of the Molding Technology Solutions reporting units, partially offset by cost inflation. Foreign currency impact increased selling, general and administrative expenses by 1%. Selling, general and administrative expenses as a percentage of net revenue increased 210 basis points to 24.3%. Selling, general and administrative expenses included the following items:

	Year Ended September 30,
	2025	2024
Business acquisition, divestiture, and integration costs (1)	$63.8	$72.0
Restructuring and restructuring-related charges	9.9	8.4
Other non-recurring costs related to a discrete commercial dispute	—	6.1

(1) Business acquisition, divestiture, and integration costs during 2025 and 2024 primarily included costs associated with the integration of recent acquisitions. Includes acquisition costs of $0.0 and $0.0 for 2025 and 2024, respectively, divestiture costs of $8.9 and $0.4 for 2025 and 2024, respectively, and integration costs of $54.9 and $71.6 for 2025 and 2024, respectively.

On an adjusted basis, which excludes business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, and other non-recurring costs in the current year related to the discrete commercial dispute described above, selling, general and administrative expenses decreased $57.3 (9%), which included unfavorable foreign currency impact (1%). Adjusted selling, general and administrative expense as a percentage of net revenue increased 180 basis points to 21.3%.

Amortization expense decreased $8.1 (8%), primarily due to the impact of the divestiture of Milacron.

Impairment charges were $83.5 in 2025 and $265.0 in 2024 due to goodwill and indefinite-lived intangible asset impairments. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the impairment charges.

Gain on sale of property, plant, and equipment decreased $36.0 primarily due to the gain on sale of property located in Ohio during the year ended September 30, 2024. No such transaction occurred in 2025.

Gain on equity method investments increased $68.8 as a result of the sale of the Company’s minority interest investment in TerraSource during the year ended September 30, 2025. No such transaction occurred in 2024.

Pension settlement (gain) charges decreased $36.9 due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to received such payments in 2024, partially offset by premium refunds received in 2025. See Note 7 our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the pension settlement (gain) charges.

Loss on divestiture of $57.2 was due to the loss realized on the divestiture of Milacron during the year ended September 30, 2025. See Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information.

Interest expense decreased $27.0 (22%), primarily due to lower weighted average borrowings. For further information, see Note 6 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The effective tax rate was 2,270.8% in fiscal 2025 compared to (46.5)% in fiscal 2024. The increase in the effective tax rate was primarily driven by non-recurring tax benefits of restructuring activities completed during the fiscal year, non-recurring tax benefits recognized for redetermining prior period taxes related to the provisions of the 2017 tax act, and a decrease in the accrual for uncertain tax positions primarily related to current year corporate restructuring activities. This increase is partially offset by the negative effect of the loss from continuing operations before income taxes, taxable gains from the divestitures of Milacron and the Company’s minority interest in TerraSource, non-deductible impairment charges in the current year, and an increase in withholding tax expense for repatriation of foreign earnings.

OPERATIONS REVIEW — ADVANCED PROCESS SOLUTIONS

	Year Ended September 30,
	2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$2,069.4	100.0	$2,288.0	100.0
Gross profit	702.6	34.0	811.9	35.5
Selling, general and administrative expenses	433.4	20.9	451.1	19.7
Amortization expense	65.0		67.2

Year Ended September 30, 2025 Compared to Year Ended September 30, 2024

Net revenue decreased $218.6 (10%) primarily driven by a decrease in capital equipment sales volume and lower aftermarket parts and service net revenue, partially offset by favorable pricing. Foreign currency impact increased net revenue by 1%.

We expect future net revenue for Advanced Process Solutions to continue to be influenced by order backlog because of the lead time involved in fulfilling engineered-to-order equipment and solutions for customers. Though backlog can be an indicator of future net revenue, it does not include projects and aftermarket parts orders that are booked and shipped within the same quarter. The timing of order placement, size of orders, extent of order customization, and customer delivery dates can create fluctuations in backlog and net revenue. Net revenue attributable to backlog is also affected by foreign exchange rate fluctuations for orders denominated in currencies other than U.S. dollars. Order backlog decreased $159.0 (9%) from $1,681.4 at September 30, 2024, to $1,522.4 at September 30, 2025. The decrease in order backlog was primarily driven by a decrease in capital equipment orders, partially offset by a favorable foreign currency impact (2%). On a sequential basis, order backlog decreased $47.2 (3%) to $1,522.4 at September 30, 2025, down from $1,569.6 at June 30, 2025, primarily driven by a decrease in capital equipment orders.

Gross profit decreased $109.3 (13%), primarily driven by lower volume, unfavorable product mix, and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact increased gross profit by 1%. Gross profit margin decreased 150 basis points to 34.0% in 2025.

Advanced Process Solutions’ gross profit included business acquisition, divestiture, and integration costs ($1.3 in 2025), restructuring and restructuring-related charges ($9.9 in 2025 and $0.3 in 2024), and inventory step-up costs related to acquisitions ($0.6 in 2024). Excluding these charges, adjusted gross profit decreased $99.0 (12%) and adjusted gross profit margin decreased 100 basis points to 34.5%.

Selling, general and administrative expenses decreased $17.7 (4%), primarily driven by productivity improvements, including savings from restructuring actions, partially offset by cost inflation. Foreign currency impact decreased selling, general and administrative expenses by 1%. Selling, general and administrative expenses as a percentage of net revenue increased 120 basis points to 20.9%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($29.6 in 2025 and $30.3 in 2024) and restructuring and restructuring-related charges ($6.7 in 2025 and $1.6 in 2024). Excluding these items, adjusted selling, general and administrative expenses decreased $22.1 (5%). Adjusted selling, general and administrative expenses as a percentage of net revenue increased 90 basis points to 19.2%.

Amortization expense decreased $2.2 (3%), primarily driven by favorable foreign currency impact and an intangible asset that became fully amortized during the year ended September 30, 2025.

OPERATIONS REVIEW — MOLDING TECHNOLOGY SOLUTIONS

	Year Ended September 30,
	2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$604.4	100.0	$894.8	100.0
Gross profit	198.2	32.8	244.6	27.3
Selling, general and administrative expenses	127.3	21.1	175.1	19.6
Amortization expense	29.3		35.2
Impairment charges	83.5		265.0
Gain on sale of property, plant, and equipment	—		(36.0)

Year Ended September 30, 2025 Compared to Year Ended September 30, 2024

Net revenue decreased $290.4 (32%), primarily driven by the divestiture of Milacron.

Order backlog decreased $179.3 (78%) from $231.1 at September 30, 2024, to $51.8 at September 30, 2025 primarily due to the Milacron divestiture. On a sequential basis, order backlog decreased $2.8 (5%) to $51.8 at September 30, 2025, down from $54.6 at June 30, 2025. The decrease in order backlog was primarily driven by the execution of existing backlog.

Gross profit decreased $46.4 (19%) primarily driven by the divestiture of Milacron and cost inflation, partially offset by a decrease in restructuring and restructuring-related charges and productivity improvements. Gross profit margin improved 550 basis points to 32.8% in 2025, primarily driven by a decrease in restructuring and restructuring-related charges and productivity improvements, including savings from restructuring actions, and favorable product mix, partially offset by cost inflation.

Molding Technology Solutions’ gross profit included restructuring and restructuring-related charges ($1.6 in 2025 and $20.0 in 2024). Excluding these charges, adjusted gross profit decreased $64.9 (25%) and adjusted gross profit margin improved 340 basis points to 33.0%.

Selling, general and administrative expenses decreased $47.8 (27%), primarily driven by the divestiture of Milacron, a decrease in restructuring and restructuring-related charges, and a decrease in business acquisition, divestiture and integration costs. Selling, general and administrative expenses as a percentage of net revenue increased 150 basis points to 21.1%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($11.5 in 2025 and $16.0 in 2024) and restructuring and restructuring-related charges ($2.7 in 2025 and $6.7 in 2024). Excluding these charges, adjusted selling, general and administrative expenses as a percentage of net revenue increased 240 basis points to 18.7%.

Amortization expense decreased $5.9 (17%), primarily driven by the impact of the divestiture of Milacron.

Impairment charges of $83.5 in 2025 and $265.0 in 2024 were due to goodwill and indefinite-lived intangible asset impairments. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the impairment charges.

Gain on sale of property, plant, and equipment decreased $36.0 primarily due to the gain on sale of property located in Ohio during the year ended September 30, 2024. No such transaction occurred in 2025.

REVIEW OF CORPORATE EXPENSES

	Year Ended September 30,
	2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core corporate expenses	$66.0	2.5	$61.7	1.9
Business acquisition, divestiture, and integration costs	22.7	0.8	25.7	0.8
Restructuring and restructuring-related charges	0.6	—	—	—
Corporate expenses	$89.3	3.3	$87.4	2.7

Corporate expenses include the cost of providing management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, information technology, tax compliance, procurement, sustainability, and other public company support functions such as internal audit, investor relations, and financial reporting. Corporate expenses also include costs related to business acquisition, divestiture, and integration, which we incur as a result of our strategy to grow through selective acquisitions. Core corporate expenses primarily represent corporate expenses excluding costs related to business acquisition, divestiture, and integration costs.

Business acquisition, divestiture, and integration costs include legal, tax, accounting, and other advisory fees and due diligence costs associated with investigating opportunities (including acquisitions and divestitures) and integrating completed acquisitions, as well as accelerating synergies and cost saving initiatives across the Company. These expenses are incurred in the Advanced Process Solutions and Molding Technology Solutions reportable operating segments, and at Corporate.

Corporate expenses increased $1.9 (2%) in 2025, primarily due to cost inflation and higher variable compensation, partially offset by lower business acquisition, divestiture and integration costs. Corporate expenses as a percentage of net revenue were 3.3%, an increase of 60 basis points from the prior year.

Core corporate expenses increased $4.3 (7%) in 2025, primarily due to cost inflation and higher variable compensation. Core corporate expenses as a percentage of net revenue were 2.5%, an increase of 60 basis points from the prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income (loss), the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA.

	Year Ended September 30,
	2025	2024
Consolidated net income (loss)	$52.1	$(202.0)
Interest expense, net	94.5	121.5
Income tax (benefit) expense	(54.5)	64.8
Depreciation and amortization	138.5	158.0
Consolidated EBITDA	230.6	142.3
Income from discontinued operations (net of income tax benefit)	—	(2.2)
Impairment charges (1)	83.5	265.0
Pension settlement (gain) charges (2)	(1.7)	35.2
Business acquisition, divestiture, and integration costs (3)	65.1	72.2
Inventory step-up costs	—	0.6
Restructuring and restructuring-related charges (4)	21.4	26.2
Loss on divestiture (5)	57.2	—
Gain on sale of property, plant, and equipment	—	(33.7)
Gain on equity method investments (6)	(68.1)	—
Other non-recurring costs related to a discrete commercial dispute	—	6.1
Adjusted EBITDA from Continuing Operations	$388.0	$511.7

(1)Hillenbrand recorded impairment charges to goodwill and certain indefinite-lived intangible assets within the Molding Technology Solutions reportable operating segment during 2025 and 2024.

(2)The pension settlement gain during 2025 was due to one-time premium refunds received related to the termination of the Company’s U.S. pension plan. The pension settlement charges during 2024 were due to lump-sum payments made from the Company’s U.S. pension plan to former employees who elected to receive such payments.
(3)Business acquisition, divestiture, and integration costs during 2025 and 2024 primarily included costs associated with the integration of recent acquisitions. Includes acquisition costs of $1.3 and $0.2 for 2025 and 2024, respectively, divestiture costs of $8.9 and $0.4 for 2025 and 2024, respectively, and integration costs of $54.9 and $71.6 for 2025 and 2024, respectively.
(4)Restructuring and restructuring-related charges primarily included severance costs during 2025 and 2024.
(5)The current year amount represents the loss on the divestiture of Milacron during 2025. See Note 4 of Part II, Item 8 of this Form 10-K for more information.
(6)The current year amount represents the gain on the sale of the 46% minority interest in TerraSource during 2025. See Note 2 or Part II, Item of this form 10-K for more information.

Consolidated net income (loss) for 2025 compared to 2024 increased $254.1 (126%). The increase was primarily due to a decrease in non-cash impairment charges recorded related to the hot runner product line within the MTS segment, a decrease in income taxes, gain on sale of our minority stake in TerraSource, and favorable pricing and productivity improvements, partially offset by the loss on the divestiture of Milacron and lower Advance Process Solutions reportable operating segment volume and cost inflation.

Consolidated adjusted EBITDA for 2025 compared to 2024 decreased $123.7 (24%). The decrease was primarily driven by lower Advance Process Solutions reportable operating segment volume and cost inflation, partially offset by favorable pricing and productivity improvements.

LIQUIDITY AND CAPITAL RESOURCES

In this section, we discuss our ability to access cash to meet business needs.  We discuss how we see cash flow being affected for the next twelve months.  We describe actual results in generating and using cash by comparing 2025 to 2024.  Finally, we identify other significant matters, such as contractual obligations and contingent liabilities and commitments that could affect liquidity on an ongoing basis.

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

With respect to our Facility (defined below), as of September 30, 2025, the Company had an outstanding balance of $225.0. As of September 30, 2025, the Company had $15.5 in outstanding letters of credit issued and $459.5 of available borrowing capacity under the Facility, of which $208.5 was immediately available based on our most restrictive covenant. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Amended Credit Agreement (defined below), subject to approval of the lenders.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of September 30, 2025, we had guarantee arrangements totaling $666.1, under which $374.3 was utilized for this purpose. These arrangements include the 2025 Amended L/G Facility Agreement (defined below) under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the 2025 Amended L/G Facility Agreement by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. The cash at our international subsidiaries, including U.S. subsidiaries participating in

non-U.S. cash pooling arrangements, totaled $140.5 at September 30, 2025. We continue to actively evaluate our global capital deployment and cash needs.

12-month Outlook

On December 2, 2021, the Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time.  As of September 30, 2025, we repurchased 4,143,000 shares under the December 2, 2021 share repurchase program for approximately $175.0 in the aggregate. At September 30, 2025, we had approximately $125.0 remaining for share repurchases under the existing authorization by the Board of Directors. No repurchases of our common stock were made during the year ended September 30, 2025.

Our anticipated contribution to our defined benefit pension plans in 2026 is $10.1. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

The Merger Agreement includes certain limitations on our ability to pay dividends. Pursuant to the terms of the Merger Agreement, we currently expect to pay approximately $16.0 in cash dividends in the first quarter of fiscal 2026 based on our outstanding common stock at September 30, 2025. We increased our quarterly dividend in 2025 to $0.2250 per common share from $0.2225 per common share paid in 2024.

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

Merger Agreement

The Merger Agreement contains customary covenants regarding the conduct of the business of the Company and its subsidiaries prior to the closing of the Merger. In addition, pursuant to the Merger Agreement, the Company has agreed, subject to certain exceptions, not to take, authorize or agree or commit to do certain actions, including incurring indebtedness for borrowed money or guaranteeing any such indebtedness, or issuing or selling any debt securities or warrants or other rights to acquire any debt security of the Company or any of its subsidiaries. Notwithstanding the foregoing, the Merger Agreement permits the Company and its subsidiaries to incur indebtedness pursuant to agreements in effect prior to the execution of the Merger Agreement, including under the Amended Credit Agreement, the 2025 Amended L/G Facility Agreement and the indentures governing the 2024 Notes and 2021 Notes, (each as defined in Note 6 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K). The Merger Agreement also prohibits the aggregate principal amount of all outstanding letters of credit, bank guarantees, credit support instruments (other than surety bonds or similar instruments) or similar obligations in respect of the Company and/or any of its subsidiaries to exceed $350 million in the aggregate at any time prior to the consummation of the Merger, subject to certain exceptions. We do not believe that these restrictions or other restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

Key Liquidity Events

$700 Revolving Credit Facility, $175 Term Loan, and €240 Term Loan Commitment

On July 9, 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which governs the multi-currency revolving credit facility (the “Facility”), by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amended Credit Agreement decreased the maximum principal amount available for borrowing under the Facility to $700.0. The aggregate principal amount available for borrowing under the Amended Credit Agreement may be expanded, subject to the approval of the lenders, by an additional $600.0. The Amended Credit Agreement extended the maturity date of the Facility to July 9, 2030. The Amended Credit Agreement further provided for a U.S. Dollar denominated $175.0 term loan facility (the “$175 Term Loan”) and a delayed-draw term loan facility in an aggregate principal amount of up to €240.0 (the “€240 Term Loan”). The €240 Term Loan commitment was subject to ticking fees if not drawn within 60 days of closing.

€325 L/G Facility Agreement

On July 17, 2025 (the “LG Effective Date”), the Company completed an amendment (the “2025 Amended L/G Facility Agreement ”) to its €325 Syndicated L/G Facility Agreement, dated as of June 21, 2022 (as amended or modified prior to the LG Effective Date, the “Amended L/G Facility Agreement”). The 2025 Amended L/G Facility Agreement amends the Amended L/G Facility Agreement by, among other things, increasing the maximum permitted leverage ratio to (i) 4.25x for the fiscal quarters ended June 30, 2025 through and including June 30, 2026; (ii) 4.00x for the fiscal quarter ending September 30, 2026; (iii) 3.75x for the fiscal quarter ending December 31, 2026; and (iv) 3.50x for the fiscal quarter ending March 31, 2027, and each fiscal quarter thereafter. Except for the amendments applicable during the Adjustment Period (as defined in Note 6 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K), the 2025 Amended L/G Facility Agreement contains substantially the same affirmative and negative covenants and events of default as the Amended L/G Facility Agreement. The 2025 Amended L/G Facility Agreement matures on June 22, 2027.

Cash Flows

	Year Ended September 30,
(in millions)	2025	2024	2023
Cash flows provided by (used in):
Operating activities from continuing operations	$56.2	$191.3	$207.0
Investing activities from continuing operations	192.7	26.8	(722.3)
Financing activities from continuing operations	(279.4)	(227.1)	693.4
Net cash flows from discontinued operations	—	(23.3)	(144.4)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	10.0	(21.1)
Net cash flows	$(36.5)	$(22.3)	$12.6

Operating Activities

Operating activities from continuing operations provided $56.2 of cash during 2025, and provided $191.3 of cash during 2024, a $135.1 (71%) decrease.  The decrease in operating cash flow provided by continuing operations was primarily due to lower earnings from decreased order volume and unfavorable timing of working capital requirements related to capital equipment sales. We utilize a trade receivables financing agreement with a deferred purchase price feature. Under applicable accounting guidance, the proceeds received (collections) from the deferred purchase price component of our trade receivables financing agreement is required to be classified as a cash flow provided by investing activities from continuing operations. Had the proceeds received instead been classified as an operating cash flow with other trade receivables activity, cash flows provided by operating activities from continuing operations would have been $20.8 and $25.6 higher for the years ended September 30, 2025 and 2024, respectively. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information on collections of deferred purchase price receivables associated with our factoring arrangement.

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

Investing Activities

The $165.9 increase in net cash flows from investing activities from continuing operations during 2025 was primarily due to the divestiture of the Company’s minority interest in TerraSource and divestiture of Milacron. See Notes 2 and 4 to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for further information on these divestitures.

Financing Activities

Cash used in financing activities from continuing operations was largely impacted by net borrowing activity. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. Cash used in financing activities from continuing operations during 2025 was $279.4, primarily due to the repayment of the $375 senior unsecured notes that were due September 2026 using the net proceeds from the TerraSource divestiture and draw down from the €240 term loan due July 2030, repayment of the €185 term loan with proceeds from the Milacron divestiture, net repayments on the multi-currency revolving credit facility of $86.9, and payment of dividends on common stock. Cash used in financing activities from continuing operations during 2024 was $227.1, primarily due to repayment of the $400.0 of senior unsecured notes that were due June 2025, net repayments on the multi-currency revolving credit facility of $228.4, and payment of dividends on common stock, partially offset by the proceeds from the issuance of the $500.0 of senior unsecured notes due February 2029.

We returned $63.4 to shareholders in 2025 in the form of quarterly dividends compared to $62.5 in 2024.  We increased our quarterly dividend in 2025 to $0.2250 per common share from $0.2225 paid during 2024.

Off-Balance Sheet Arrangements

As part of its normal course of business, Hillenbrand is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Hillenbrand would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Hillenbrand is unable to predict. We have no off-balance sheet financing agreements or guarantees as of September 30, 2025 that we believe are reasonably likely to have a current or future effect on our financial condition, consolidated results of operations, or cash flows.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our future obligations not quantified and disclosed elsewhere in this Form 10-K as of September 30, 2025.  This will help provide an understanding of the significance of cash outlays that are fixed beyond the normal accounts payable and other obligations we have already incurred, have recorded, and disclosed in the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

	Payment Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on financing agreements (1)	$293.0	$72.1	$141.0	$74.4	$5.5
Purchase obligations (2)	302.1	283.7	18.3	0.1	—
Other obligations (3)	38.2	37.0	0.6	0.3	0.3
Total contractual obligations (4)(5)	$633.3	$392.8	$159.9	$74.8	$5.8

(1)Cash obligations for interest requirements relate to our fixed-rate debt obligations at the contractual rates and our variable-rate debt obligations at the current rates as of September 30, 2025.
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
(4)We have excluded from the table our $47.0 liability related to uncertain tax positions as the current portion is not significant, and we are not able to reasonably estimate the timing of the long-term portion.
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

	September 30, 2025	September 30, 2024
Combined Balance Sheets Information:
Current assets (1)	$1,968.0	$2,077.4
Non-current assets	5,667.2	6,453.1
Current liabilities	1,575.7	753.3
Non-current liabilities	1,342.2	1,591.6

	Year Ended September 30, 2025	Year Ended September 30, 2024
Combined Statements of Operations Information:
Net revenue (2)	$369.8	$784.3
Gross profit	126.7	215.2
Net income (loss) attributable to Obligors	125.6	(84.2)

(1) Current assets include intercompany receivables from non-guarantors of $877.5 and $1,487.7 as of September 30, 2025 and September 30, 2024, respectively.
(2) Net revenue includes intercompany sales with non-guarantors of $16.8 and $11.3 for the years ended September 30, 2025 and September 30, 2024, respectively.

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

At September 30, 2025, our variable rate debt obligations were $681.3, which included borrowings on the Facility. We are subject to interest rate risk associated with such borrowings, which bear a variable rate of interest that is based upon, at the Company’s option, (A) if denominated in U.S. dollars, at the Term SOFR Rate or the Alternate Base Rate (each as defined in the Amended Credit Agreement), (B) if denominated in Japanese Yen, Canadian dollars or Euros, at rates based on the rates offered for deposits in the applicable interbank markets for such currencies and (C) if denominated in Pounds Sterling or Swiss Francs, at SONIA and SARON, respectively (each as defined in the Amended Credit Agreement), plus, in each case, a margin based on the Company’s leverage ratio. The interest we pay on such borrowings is dependent on interest rate conditions and the timing of our financing needs. If we assumed borrowings under our variable rate debt obligations remained unchanged for the next fiscal year, a one percentage point change in the related interest rates would decrease or increase our annual interest expense by approximately $6.8.

We are subject to variability in foreign currency exchange rates in our international operations.  Exposure to this variability is periodically managed through the use of natural hedges and also by entering into currency exchange agreements.  The aggregate notional amount of all derivative instruments was $1,143.3 and $900.3 at September 30, 2025 and 2024, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $12.5 and $19.0 (included in prepaid expenses and other current assets) and liabilities of $81.3 and $40.5 (included in other current liabilities and other long-term liabilities) at September 30, 2025 and 2024, respectively. The fair value of these financial instruments would hypothetically change by $8.1 and $4.1 as of September 30, 2025 and 2024, respectively, if there were a 10% movement in end-of-period market rates.

The translation of the financial statements of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates.  These translation gains or losses are recorded as cumulative translation adjustments (“CTA”) within accumulated other comprehensive loss on our Consolidated Balance Sheets.  The hypothetical change in CTA is calculated by multiplying the net assets of our non-U.S. operations by a 10% change in the applicable foreign exchange rates.  The result of the appreciation or depreciation of all applicable currencies against the U.S. dollar would be a change in shareholders’ equity of $131.5 and $125.3 as of September 30, 2025 and 2024, respectively.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2025.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

By:	/s/ Megan A. Walke
Megan A. Walke
Interim Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer

By:	/s/ Kimberly K. Ryan
Kimberly K. Ryan
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hillenbrand, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hillenbrand, Inc.’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hillenbrand, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated November 19, 2025, expressed an unqualified opinion thereon.

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
November 19, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hillenbrand, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hillenbrand, Inc. (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets Impairment for A Reporting Unit and Indefinite-Lived Intangible Asset within the Molding Technology Solutions reportable operating segment
Description of the Matter
At September 30, 2025, the Company had $142.6 million and $60.4 million of goodwill and indefinite-lived intangible assets, respectively, within the Molding Technology Solutions reportable operating segment. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment annually on July 1st, or more frequently upon the occurrence of triggering events or substantive changes in circumstances that indicate that the fair value of the reporting unit or indefinite-lived intangible asset may have decreased below the carrying value. As a result of the annual impairment assessment, the Company recorded a $82.3 million goodwill impairment charge related to reporting units within the Molding Technology Solutions reportable operating segment. Additionally, as a result of the annual impairment assessment, the Company recorded a $1.2 million impairment charge related to an indefinite-lived intangible asset within the Molding Technology Solutions reportable operating segment.

Auditing management’s annual goodwill and indefinite-lived intangible assets impairment assessment related to the Mold-Masters reporting unit and indefinite-lived intangible asset within the Molding Technology Solutions reportable operating segment was challenging due to the complexity of forecasting the long-term cash flows of this reporting unit and indefinite-lived intangible asset and the significant estimation uncertainty of certain assumptions included within such forecasts. The significant estimation uncertainty was primarily due to the sensitivity of the reporting unit’s and indefinite-lived intangibles asset’s fair value to changes in the significant assumptions used in the income and relief-from-royalty approaches, as applicable, such as forecasted net revenue, earnings before income taxes, depreciation and amortization (EBITDA) margin, discount rates, and royalty rate. These significant assumptions require a high degree of estimation and judgment based on an evaluation of historical performance, current and forecasted industry trends, and macroeconomic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s annual goodwill and indefinite-lived intangible assets impairment process of the Mold-Masters reporting unit, including internal controls over management’s review of the significant assumptions described above as well as internal controls over management’s review of its financial forecasts and carrying values of its reporting units and indefinite-lived intangible assets.

To test the estimated fair value of the Mold-Masters reporting unit and indefinite-lived intangible asset within the Molding Technology Solutions reportable operating segments, we performed audit procedures that included, among others, using an internal valuation specialist to assist in our evaluation of the methodologies and certain significant assumptions used by the Company, specifically the discount rates. We assessed the reasonableness of the Company’s assumptions around forecasted net revenue, EBITDA margin, discount rates, and royalty rate by comparing those assumptions to recent historical performance, current and forecasted economic and industry trends, recent transactions and financial forecasts. We also assessed the reasonableness of estimates included in the Company’s financial forecasts by evaluating how such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy of forecasting net revenue and EBITDA margin by comparing past forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the reporting unit and indefinite-lived intangible asset fair value calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Cincinnati, Ohio
November 19, 2025

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2025	2024	2023
Net revenue	$2,673.8	$3,182.8	$2,826.0
Cost of goods sold	1,773.0	2,126.3	1,877.8
Gross profit	900.8	1,056.5	948.2
Selling, general and administrative expenses	650.0	713.6	574.1
Amortization expense	94.3	102.4	79.6
Impairment charges	83.5	265.0	—
Gain on sale of property, plant, and equipment	—	(36.0)	—
Gain on equity method investments	(74.6)	(5.8)	(0.1)
Pension settlement (gain) charges	(1.7)	35.2	—
Loss on divestiture	57.2	—	—
Interest expense, net	94.5	121.5	77.7
(Loss) income from continuing operations before income taxes	(2.4)	(139.4)	216.9
Income tax (benefit) expense	(54.5)	64.8	102.8
Income (loss) from continuing operations	52.1	(204.2)	114.1
Income from discontinued operations (net of income tax (benefit) expense)	—	2.2	19.5
Gain on divestiture of discontinued operations (net of income tax expense)	—	—	443.1
Total income from discontinued operations	—	2.2	462.6
Consolidated net income (loss)	52.1	(202.0)	576.7
Less: Net income attributable to noncontrolling interests	9.0	9.0	7.0
Net income (loss) attributable to Hillenbrand	$43.1	$(211.0)	$569.7

Earnings (loss) per share
Basic earnings (loss) per share
Income (loss) from continuing operations attributable to Hillenbrand	$0.61	$(3.03)	$1.53
Income from discontinued operations	—	0.03	6.63
Net income (loss) attributable to Hillenbrand	$0.61	$(3.00)	$8.16
Diluted earnings (loss) per share
Income (loss) from continuing operations attributable to Hillenbrand	$0.61	$(3.03)	$1.53
Income from discontinued operations	—	0.03	6.60
Net income (loss) attributable to Hillenbrand	$0.61	$(3.00)	$8.13
Weighted-average shares outstanding — basic	70.7	70.4	69.8
Weighted-average shares outstanding — diluted	70.8	70.4	70.1

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended September 30,
	2025	2024	2023
Consolidated net income (loss)	$52.1	$(202.0)	$576.7
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustment (1)	2.0	51.6	6.5
Pension and postretirement	1.8	18.9	(1.7)
Change in net unrealized (loss) gain on derivative instruments	(36.8)	(20.1)	3.6
Total other comprehensive (loss) income, net of tax	(33.0)	50.4	8.4
Consolidated comprehensive income (loss)	19.1	(151.6)	585.1
Less: Comprehensive income attributable to noncontrolling interests	7.5	8.9	6.9
Comprehensive income (loss) attributable to Hillenbrand	$11.6	$(160.5)	$578.2

 (1) Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$164.8	$199.3
Trade receivables, net	297.3	350.1
Receivables from long-term manufacturing contracts	278.8	302.7
Inventories, net	344.0	525.2
Prepaid expenses and other current assets	156.6	132.6
Total current assets	1,241.5	1,509.9
Property, plant, and equipment, net	238.5	316.6
Operating lease right-of-use assets, net	104.1	168.7
Intangible assets, net	1,136.0	1,285.9
Goodwill	1,601.4	1,835.7
Equity method investments	69.2	9.4
Other long-term assets	76.4	112.5
Total Assets	$4,467.1	$5,238.7

LIABILITIES
Current Liabilities
Trade accounts payable	$364.4	$444.8
Liabilities from long-term manufacturing contracts and advances	241.9	315.2
Current portion of long-term debt	22.8	20.6
Accrued compensation	109.0	122.0
Other current liabilities	282.6	286.5
Total current liabilities	1,020.7	1,189.1
Long-term debt	1,502.0	1,872.4
Accrued pension and postretirement healthcare	82.5	109.3
Operating lease liabilities	77.1	141.1
Deferred income taxes	190.0	314.3
Other long-term liabilities	170.6	155.1
Total Liabilities	3,042.9	3,781.3

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 70.5 and 70.2 shares outstanding)	—	—
Additional paid-in capital	717.9	712.6
Retained earnings	1,024.0	1,045.2
Treasury stock (5.3 and 5.6 shares), at cost	(227.1)	(238.2)
Accumulated other comprehensive loss	(128.1)	(96.6)
Hillenbrand Shareholders’ Equity	1,386.7	1,423.0
Noncontrolling interests	37.5	34.4
Total Shareholders’ Equity	1,424.2	1,457.4

Total Liabilities and Equity	$4,467.1	$5,238.7
 See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2025	2024	2023
Operating activities from continuing operations
Consolidated net income (loss)	$52.1	$(202.0)	$576.7
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Total income from discontinued operations (net of income tax (benefit) expense)	—	(2.2)	(462.6)
Depreciation and amortization	138.5	158.0	125.6
Impairment charges	83.5	265.0	—
Gain on sale of property, plant, and equipment	—	(36.0)	—
Gain on equity method investments	(74.6)	(5.8)	(0.1)
Pension settlement charges	—	35.2	—
Deferred income taxes	(131.1)	(39.6)	(5.6)
Amortization of deferred financing costs	7.7	6.2	3.8
Share-based compensation	17.9	20.3	18.8
Loss on divestiture	57.2	—	—
Trade receivables and receivables from long-term manufacturing contracts	(1.6)	(5.9)	(30.8)
Inventories, net	33.9	83.1	57.2
Prepaid expenses and other current assets	(17.3)	(17.8)	19.5
Trade accounts payable	(25.3)	(17.8)	(14.7)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(83.0)	(70.9)	(95.8)
Income taxes payable	6.1	(6.6)	29.4
Accrued pension and postretirement	(3.3)	20.3	(9.4)
Other, net	(4.5)	7.8	(5.0)
Net cash provided by operating activities from continuing operations	56.2	191.3	207.0
Investing activities from continuing operations
Capital expenditures	(38.3)	(54.2)	(69.3)
Proceeds from sales of property, plant, and equipment	2.1	56.3	0.8
Acquisitions of businesses, net of cash acquired	—	(0.9)	(1,350.9)
Proceeds from sale of equity method investment	114.7	—	—
Proceeds from divestiture, net of cash divested	83.9	—	696.7
Cross-currency swap settlement	9.1	—	—
Collection of deferred purchase price receivables	20.8	25.6	—
Other, net	0.4	—	0.4
Net cash provided by (used in) investing activities from continuing operations	192.7	26.8	(722.3)
Financing activities from continuing operations
Proceeds from issuance of long-term debt	468.5	500.0	401.4
Repayments of long-term debt	(579.0)	(420.1)	(107.5)
Proceeds from revolving credit facilities	388.5	895.8	1,467.4
Repayments on revolving credit facilities	(475.4)	(1,124.2)	(1,009.4)
Payment of deferred financing costs	(7.4)	(7.4)	(3.3)
Payment of dividends on common stock	(63.4)	(62.5)	(61.3)
Proceeds from stock option exercises and other	1.0	2.4	21.0
Payments for employee taxes on net settlement equity awards	(3.4)	(7.0)	(12.7)
Other, net	(8.8)	(4.1)	(2.2)
Net cash (used in) provided by financing activities from continuing operations	(279.4)	(227.1)	693.4
Cash (used in) provided by continuing operations	(30.5)	(9.0)	178.1
Cash used in discontinued operations:
Operating cash flows	—	(23.3)	(136.8)
Investing cash flows	—	—	(7.6)
Total cash used in discontinued operations	—	(23.3)	(144.4)
Effect of exchange rates on cash and cash equivalents	(6.0)	10.0	(21.1)
Net cash flows	(36.5)	(22.3)	12.6
Cash, cash equivalents, and restricted cash:
At beginning of period	227.9	250.2	237.6
At end of period	$191.4	$227.9	$250.2

Cash paid for interest	$89.5	$123.4	$80.6
Cash paid for income taxes	$67.9	$115.8	$238.6
See Notes to Consolidated Financial Statements

HILLENBRAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Shareholders of Hillenbrand, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2022	75.8	$723.8	$812.0	6.9	$(297.3)	$(155.6)	$25.1	$1,108.0
Total other comprehensive income (loss), net of tax	—	—	—	—	—	8.5	(0.1)	8.4
Net income	—	—	569.7	—	—	—	7.0	576.7
Issuance/retirement of stock for stock awards/options	—	(37.3)	—	(1.0)	45.6	—	—	8.3
Share-based compensation	—	22.2	—	—	—	—	—	22.2
Dividends ($0.8800 per share)	—	0.8	(62.1)	—	—	—	(1.6)	(62.9)
Acquisition of non-controlling interest	—	—	—	—	—	—	3.0	3.0
Purchase of non-controlling interest			—	—	—	—	(0.8)	(0.8)
Balance at September 30, 2023	75.8	709.5	1,319.6	5.9	(251.7)	(147.1)	32.6	1,662.9
Total other comprehensive income (loss), net of tax	—	—	—	—	—	50.5	(0.1)	50.4
Net (loss) income	—	—	(211.0)	—	—	—	9.0	(202.0)
Issuance/retirement of stock for stock awards/options	—	(18.1)	—	(0.3)	13.5	—	—	(4.6)
Share-based compensation	—	20.3	—	—	—	—	—	20.3
Dividends ($0.8900 per share)	—	0.9	(63.4)	—	—	—	(4.1)	(66.6)
Purchase of non-controlling interest	—	—	—	—	—	—	(3.0)	(3.0)
Balance at September 30, 2024	75.8	712.6	1,045.2	5.6	(238.2)	(96.6)	34.4	1,457.4
Total other comprehensive loss, net of tax	—	—	—	—	—	(31.5)	(1.5)	(33.0)
Net income	—	—	43.1	—	—	—	9.0	52.1
Issuance/retirement of stock for stock awards/options	—	(13.5)	—	(0.3)	11.1	—	—	(2.4)
Share-based compensation	—	17.9	—	—	—	—	—	17.9
Dividends ($0.9000 per share)	—	0.9	(64.3)	—	—	—	(4.4)	(67.8)
Balance at September 30, 2025	75.8	$717.9	$1,024.0	5.3	$(227.1)	$(128.1)	$37.5	$1,424.2

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

Hillenbrand is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions.  Advanced Process Solutions is a leading global provider of highly-engineered process and material handling equipment, systems, and aftermarket parts and services for a variety of industries, including durable plastics, food, and recycling. Key technologies within the Advanced Process Solutions portfolio include compounding, extrusion, material handling, conveying, mixing, ingredient automation, portion process, and screening and separating equipment. Molding Technology Solutions is a global leader in highly-engineered equipment, systems, and aftermarket parts and service for the plastic technology processing industry. Molding Technology Solutions has a comprehensive product portfolio that includes hot runner systems, process control systems, mold bases and components, and maintenance, repair, and operating (“MRO”) supplies.

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

For the year ended September 30, 2024, $9.4 of equity method investments were reclassified from other long-term assets on the accompanying Consolidated Balance Sheet for comparability with the September 30, 2025 Consolidated Balance Sheet. There was no change to total assets for the year ended September 30, 2024 as a result of this reclassification. For the years ended September 30, 2024 and 2023, respectively, $5.8 and $0.1 of gain on equity method investments were reclassified from selling, general and administrative expense in the Consolidated Statements of Operations. There was no change to total net income (loss) from continuing operations for the years ended September 30, 2024 and 2023, respectively, as a result of this change.

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

Foreign currency translation — The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive loss in shareholders’ equity in the Consolidated Balance Sheets.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in selling, general and administrative expenses within the Consolidated Statements of Operations when the transaction is settled.

Cash, cash equivalents, and restricted cash include short-term investments with original maturities of three months or less.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents and restricted cash are valued at cost, which approximates their fair value.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	September 30,
	2025	2024
Cash and cash equivalents	$164.8	$199.3
Short-term restricted cash included in other current assets	6.5	7.0
Long-term restricted cash included in other long-term assets	20.1	21.6
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$191.4	$227.9

In connection with the termination and liquidation of the U.S. defined benefit pension plan (the “Plan”), as discussed in Note 7 – Retirement Benefits, certain surplus assets within the Plan were returned to the Company. Under Internal Revenue Code (“IRC”) Section 4980, employers that transfer surplus assets from a terminated defined benefit plan to a qualified replacement plan, such as a defined contribution plan, can avoid excise taxes provided that the entire surplus is transferred and that the excess assets are assigned to cover future non-matching contributions. The Company intends to use 100% of these surplus assets to offset non-elective contributions in our defined contribution plans, which represent qualified replacement plans in accordance with the IRC Section 4980, and therefore we consider these surplus assets restricted. Upon return to the Company, these surplus assets are invested in cash equivalents, and represent substantially all of our restricted cash at September 30, 2025 and 2024. While the underlying cash equivalents have maturities of three months or less, the restricted cash is classified on the Consolidated Balance Sheets based on the intended timing of future contributions to our defined contribution plans.

Trade receivables are recorded at the invoiced amount and generally do not bear interest, unless they become past due.  The allowance for credit losses is a best estimate of the amount of probable credit losses and collection risk in the existing trade receivables portfolio. Account balances are charged against the allowance when the Company believes it is probable the trade receivables will not be recovered. The Company generally holds trade receivables until they are collected. At September 30, 2025 and 2024, the Company had an allowance for credit losses against trade receivables of $11.3 and $13.6, respectively.

Inventories are generally valued at the lower of cost or net realizable value, unless the inventories are acquired in a business combination, at which time it is recorded at fair value. Costs of inventories have been determined principally by the first-in, first-out (“FIFO”) and average cost methods. Inventories are comprised of the following amounts at:

	September 30,
	2025	2024
Raw materials and components	$164.7	$247.0
Work in process	81.9	127.6
Finished goods	97.4	150.6
Total inventories	$344.0	$525.2

Property, plant, and equipment are carried at cost less accumulated depreciation, unless the property, plant and equipment is acquired in a business combination, at which time is recorded at fair value. Depreciation is computed using principally the straight-line method based on estimated useful lives of three to 50 years for buildings and improvements and three to 25 years for machinery and equipment. Major improvements that extend the useful lives of such assets are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated. Any gain or loss is reflected within gain on sale of property, plant, and equipment on the Consolidated Statements of Operations. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset (i.e. fair value) are less than its carrying amount. The impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. There was no impairment loss during the years ended September 30, 2025, 2024, or 2023. Total depreciation expense for the years ended September 30, 2025, 2024, and 2023 was $39.8, $51.4, and $42.1, respectively. Property, plant, and equipment are summarized as follows at:

	September 30, 2025		September 30, 2024
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$23.7	$(0.4)	$28.6	$(0.8)
Buildings and building equipment	133.6	(52.0)	143.0	(51.1)
Machinery and equipment	326.2	(192.6)	410.6	(213.7)
Total	$483.5	$(245.0)	$582.2	$(265.6)

Leases — The Company’s lease portfolio is comprised of operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company’s finance leases were insignificant as of September 30, 2025 and 2024. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Company elected an accounting policy to combine lease and non-lease components for all leases.

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

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the years ended September 30, 2025 and 2024:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance September 30, 2023	$1,394.9	$633.2	$2,028.1
Impairment charges	—	(238.0)	(238.0)
Acquisition measurement period adjustments	(1.3)	—	(1.3)
Foreign currency adjustments	36.6	10.3	46.9
Balance September 30, 2024	1,430.2	405.5	1,835.7
Divestiture of Milacron	—	(180.0)	(180.0)
Impairment charges	—	(82.3)	(82.3)
Foreign currency adjustments	28.6	(0.6)	28.0
Balance September 30, 2025	$1,458.8	$142.6	$1,601.4

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

For purposes of the quantitative goodwill impairment assessment, weighting is equally attributed to both the market and income approaches in arriving at the fair value of the reporting units. The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment activities, achievement of synergy initiatives, market data and market multiples, discount rates, as well as future levels of net revenue growth and EBITDA margins, which are based upon the Company’s strategic plan. The strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The most significant assumptions used in the determination of the estimated fair value of the indefinite-lived intangible assets and reporting units are the net revenue and EBITDA growth rates and the discount rate. The discount rate, which is consistent with a weighted-average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rates may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets, or other factors.

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

2025 Impairment

The Company performed its July 1, 2025 annual goodwill and indefinite-lived intangible asset impairment assessments for all five of its reporting units.

For the three reporting units within the Advanced Process Solutions reportable segment, the fair value was determined to exceed the carrying value, resulting in no impairment to goodwill as part of the annual assessment.

For the two reporting units within the Molding Technology Solutions reportable segment, the Company concluded that the carrying value for the Mold-Masters and DME reporting units exceeded their fair values, resulting in a goodwill impairment charge of $82.3 as of July 1, 2025. As a result of the limited cushion (or headroom as commonly referred) due to the prior year impairment of the Mold-Masters reporting unit (see below) and recent acquisitions, changes to exchange rates during 2025 that increased the carrying value of the reporting units, and modified revenue and cash flow projections utilized as inputs to estimating the fair value of the reporting units within the Molding Technology Solutions reportable operating segment, the Company concluded that the carrying value for those reporting units exceeded their fair value.

Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of the trade name associated with that Mold-Masters reporting unit exceeded its fair value resulting in an impairment charge of $1.2 recorded as of July 1, 2025. The goodwill and indefinite-lived intangible asset impairment charges are nondeductible for tax purposes.

During the twelve months ended September 30, 2025, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment prior or subsequent to the annual assessment date of July 1, 2025.

2024 Impairment

During the twelve months ended September 30, 2024, an interim impairment assessment was performed for certain reporting units within the Molding Technology Solutions reportable operating segment as a result of certain triggering events, in advance of the July 1, 2024 annual goodwill assessment date. The prior year interim impairment assessment was triggered by negative macroeconomic conditions and changing market fundamentals, which resulted in an interim downward revision to the forecast and a new five-year operating plan for certain reporting units within the Molding Technology Solutions reportable operating segment. As a result of the change to expected future cash flows within the revised five-year operating plan and the comparable market information used in the market approach for estimating the fair value of the Mold-Masters reporting unit, the Company concluded that the carrying value for the Mold-Masters reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $238.0.

Additionally, under the relief-from-royalty fair value method, the Company concluded that the carrying value of the trade name associated with that Mold-Masters reporting unit exceeded its fair value. As a result, an impairment charge of $27.0 was recorded during the twelve months ended September 30, 2024. There were no other interim indicators of impairment in 2024, and it was determined that the fair value of all other reporting units that were assessed on the July 1 annual assessment date exceeded the carrying value of each reporting unit. The goodwill and indefinite-lived intangible asset impairment charges were nondeductible for tax purposes.

Summary

As a result of these factors and other factors discussed above, goodwill and indefinite-lived intangible assets for the reporting units within the Molding Technology Solutions reportable operating segment are more susceptible to impairment risk. The estimated fair value, as calculated during the annual impairment assessment, equaled the carrying value as a result of the impairments recognized.

Each of the reporting units within the Advanced Process Solutions reportable operating segment had sufficient cushion or headroom at the annual impairment assessment date.

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

Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from three to 21 years, representing the period over which the Company expects to receive future economic benefits from these intangible assets.  The Company assesses the carrying value of indefinite-lived trade names annually, or more often if events or changes in circumstances indicate there may be impairment. Estimated amortization expense related to intangible assets for the next five years is: $91.3 in 2026, $91.3 in 2027, $91.3 in 2028, $90.3 in 2029, and $90.0 in 2030. Intangible assets are summarized as follows at:

	September 30, 2025		September 30, 2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,239.7	$(419.1)	$1,316.9	$(379.4)
Technology, including patents	189.0	(113.4)	192.3	(100.9)
Software	66.5	(39.2)	53.0	(35.3)
Trade names	53.9	(16.7)	52.5	(10.6)
	1,549.1	(588.4)	1,614.7	(526.2)
Indefinite-lived assets:
Trade names	175.3	—	197.4	—

Total	$1,724.4	$(588.4)	$1,812.1	$(526.2)

Finite-lived intangible assets, net of $638.1 and $693.0 are included in the Advanced Process Solutions reportable operating segment at September 30, 2025 and 2024, respectively. Indefinite-lived intangible assets of $114.8 and $112.3 are included in the Advanced Process Solutions reportable operating segment at September 30, 2025 and 2024, respectively. The net change in intangible assets in the Advanced Process Solutions reportable operating segment during the years ended September 30, 2025 and 2024, was driven primarily by acquisition measurement period adjustments, amortization, and foreign currency adjustments.

Finite-lived intangible assets, net of $306.2 and $388.3 are included in the Molding Technology Solutions reportable operating segment at September 30, 2025 and 2024, respectively. Indefinite-lived intangible assets of $60.5 and $85.1 are included in the Molding Technology Solutions reportable operating segment at September 30, 2025 and 2024. The net change in indefinite-lived intangible assets in the Molding Technology Solutions reportable operating segment during the years ended September 30, 2025 and 2024, was driven primarily by impairment charges of $1.2 in 2025 and $27.0 in 2024 as discussed previously, and foreign currency adjustments. The net change in finite-lived intangible assets in the Molding Technology reportable operating segment during the years ended September 30, 2025 and 2024, was driven primarily by amortization and foreign currency adjustments.

Annual impairment assessment

As a result of the required annual indefinite-lived intangible asset impairment assessment performed in the fourth quarter of 2025 and 2024, as discussed in the goodwill section above, the Company concluded that the carrying value of the trade name associated with the Mold-Masters reporting unit exceeded its fair value. As a result, impairment charges of $1.2 and $27.0 were recorded during the twelve months ended September 30, 2025 and 2024, respectively. There was no impairment to indefinite-lived trade names at the annual indefinite-lived intangible asset impairment assessment date during the year ended 2023. The key assumptions used to determine the fair value of the Company’s indefinite-lived trade names are consistent with those described in the goodwill section above, with the exception of the royalty rate utilized in the relief-from-royalty method, which ranged from 1.5% to 3.0%.

The indefinite-lived intangible assets within the Advanced Process Solutions reportable operating segment have significant cushion or headroom at the annual impairment assessment date.

Equity method investments — The Consolidated Financial Statements includes certain investments, which are accounted for using the equity method of accounting as we have significant influence over the operating and financial policies but not controlling interests. When we record our proportionate share of net income or loss, we record it as an increase to gain on equity method investments in the Consolidated Statements of Operations and adjust the carrying value of our equity method investments. The maximum exposure to loss as a result of the Company’s involvement with the equity method investments cannot be quantified. The value of our equity method investments, which is recorded in equity method investments in the Consolidated Balance Sheets, was $68.8 and $9.2 at September 30, 2025 and 2024, respectively. We recorded our proportionate share of net income from equity method investments of $5.6, $5.8, and $0.1 for the years ended September 30, 2025, 2024, 2023, respectively, as an increase to gain on equity method investments.

On July 1, 2025, the Company, in conjunction with its majority stake joint-venture partner in TerraSource Holdings, LLC (“TerraSource”), completed the divestiture of its 46% interest in TerraSource to Astec Industries for $245.0. The sale included proceeds to the Company of $116.7, including post-closing adjustments. During the twelve months ended September 30, 2025, the Company recorded a pre-tax gain of $68.1. During the years ended September 30, 2025, 2024, and 2023, Hillenbrand’s consolidated results included its proportionate share of TerraSource’s net income and the TerraSource equity method investment was recorded on the Consolidated Balance Sheet as of September 30, 2024.

See Note 4 for additional discussion related to equity method investment activity during the year ended September 30, 2025.

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

There were no shares repurchased during the years ended September 30, 2025, 2024 and 2023. During the years ended September 30, 2025, 2024, and 2023, there were shares of approximately 300,000, 300,000, and 1,000,000, respectively, issued from treasury stock under stock compensation programs.

Preferred stock — The Company has authorized 1,000,000 shares of preferred stock (no par value), of which no shares were issued or outstanding at September 30, 2025 and 2024.

Accumulated other comprehensive loss — Includes all changes in Hillenbrand shareholders’ equity during the period except those that resulted from investments by or distributions to shareholders. Accumulated other comprehensive loss was comprised of the following amounts as of:

	September 30,
	2025	2024
Currency translation	$(51.9)	$(55.4)
Pension and postretirement (net of taxes of $4.8 and $4.9)	(13.8)	(15.6)
Unrealized loss on derivative instruments (net of taxes of $0.2 and $(0.4))	(62.4)	(25.6)
Accumulated other comprehensive loss	$(128.1)	$(96.6)

Revenue recognition — Net revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services and is recognized when performance obligations are satisfied under the terms of contracts with customers.

A performance obligation is deemed to be satisfied by the Company when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of the performance obligation, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as sales discounts. The majority of sales discounts are included on the invoice to the customer and therefore, involved no estimation. If an estimate is required, these allowances are determined using the expected value method, which is typically based upon historical rates.

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

We use the input method of “cost-to-cost” to recognize net revenue over time. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenue is largely determined by negotiated contract prices and quantities. Contract costs are incurred over longer periods of time and, accordingly, the estimation of these costs requires judgment. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and we believe thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events, including the complexity and length of the work to be performed, the cost of materials, and the performance of suppliers and subcontractors. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal performance trends, business volume assumptions, and anticipated labor agreements. Net revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term manufacturing contracts are recognized immediately when such losses become evident, which is rare. We maintain financial controls over the customer qualification, contract pricing, and estimation processes designed to reduce the risk of contract losses.

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

The balance in receivables from long-term manufacturing contracts at September 30, 2025 and 2024 was $278.8 and $302.7, respectively. The change was driven by the impact of net revenue recognized prior to billings. The balance in the liabilities from long-term manufacturing contracts and advances at September 30, 2025 and 2024 was $241.9 and $315.2, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. Substantially all of the liabilities from long-term manufacturing contracts and advances at September 30, 2024 and 2023, were recognized as net revenue during the years ended September 30, 2025 and 2024. During the years ended September 30, 2025, 2024, and 2023, the adjustments related to performance obligations satisfied in previous periods were immaterial.

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

Research and development costs are expensed as incurred as a component of selling, general and administrative expenses and were $34.1, $36.7, and $25.4 for the years ended September 30, 2025, 2024, and 2023, respectively.

Warranty costs — The Company records the estimated warranty cost of a product at the time net revenue is recognized.  Warranty expense is accrued based upon historical information and may also include specific provisions for known conditions.  Warranty obligations are affected by actual product performance and by material usage and service costs incurred in making product corrections. The Company’s warranty provision takes into account the best estimate of amounts necessary to settle future and existing claims on products sold. The Company engages in extensive product quality programs and processes in an effort to minimize warranty obligations, including active monitoring and evaluation of the quality of component suppliers.  Warranty reserves were $46.0 and $47.9 as of September 30, 2025 and 2024, respectively. Warranty costs are recorded as a component of cost of goods sold and were $12.3, $19.4, and $15.2 during the years ended September 30, 2025, 2024, and 2023, respectively.

Income taxes — The Company establishes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined in part based on the differences between the accounting treatment of tax assets and liabilities under GAAP and the tax basis of assets and liabilities using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in statutory tax rates on deferred tax assets and liabilities is recognized in consolidated net income in the period that includes the enactment date. The Company asserts that a portion of the cash at certain foreign subsidiaries represents earnings considered to be permanently reinvested for which deferred taxes have not been recorded in the Consolidated Financial Statements, as the Company does not intend, nor does the Company foresee a need, to repatriate these funds. The Company provides deferred taxes for the portion of the cash at the foreign subsidiaries for which it does not assert permanent reinvestment of these funds. The Company continues to actively evaluate its global capital deployment and cash needs.

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

Contracts designated as cash flow hedges for customer orders or intercompany purchases have an offsetting tax-adjusted amount in accumulated other comprehensive loss.  Foreign exchange contracts intended to manage foreign currency exposures within the Consolidated Balance Sheets have an offsetting amount recorded in selling, general and administrative expenses.  The cash flows from such hedges are presented in the same category in the Consolidated Statement of Cash Flows as the items being hedged.

Hillenbrand participates in cross-currency swap agreements aiming to hedge the variability in the movement of foreign currency exchange rates for its operations in Europe, while simultaneously lowering the Company’s overall borrowing costs. The maturity dates of these agreements range from 2027 to 2029. These agreements qualify for hedge accounting and accordingly the changes in fair value of the derivatives are recorded in other comprehensive income (loss) and remain in accumulated other comprehensive loss attributable to Hillenbrand in shareholders’ equity until the hedged item is recognized in earnings. We assess the effectiveness of cross-currency swap contracts using the spot method, and the difference between the interest rate received and paid under the cross-currency swap agreements is recorded in interest expense, net, in the Consolidated Statements of Operations. As a result of participating in these cross-currency swap agreements, Hillenbrand recorded a reduction in interest expense, net of $11.9 and $3.9 during the years ended September 30, 2025 and 2024, respectively. Hillenbrand presents the cross-currency swap agreements’ periodic settlements in operating activities in the Consolidated Statements of Cash Flows.
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
The aggregate notional value of the cross currency swap agreements was $778.0 and $727.8 at September 30, 2025 and 2024, respectively. The aggregate notional value of the foreign currency exchange forward contract derivatives was $365.3 and $172.5 at September 30, 2025 and 2024, respectively. The carrying value of all of the Company’s derivative instruments at fair value resulted in assets of $12.5 and $19.0 (included in prepaid expenses and other current assets) and liabilities of $81.3 and $40.5 (included in other current liabilities and other long-term liabilities) at September 30, 2025 and 2024, respectively. See Note 13 for additional information on the fair value of the Company’s derivative instruments.

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

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party financial institutions in trade accounts payable in the Consolidated Balance Sheets, and associated payments are included in cash used in operating activities in the Consolidated Statements of Cash Flows. The Company’s outstanding obligations included in trade accounts payable as of September 30, 2025 and 2024, were $13.7 and $16.0, respectively.

The roll forward of outstanding obligations confirmed as valid under the supplier finance program is as follows:

Year Ended September 30, 2025
Beginning balance	$16.0
Invoices confirmed during the year	60.4
Invoices settled during the year	(62.9)
Foreign currency translation adjustments	0.2
Ending balance	$13.7

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

Sales of trade receivables under the Agreement and other trade receivable factoring arrangements were $277.4, $250.0, and $25.4, and cash collections from customers on trade receivables sold were $280.4, $243.4 and $25.4 during the fiscal years ended September 30, 2025, 2024 and 2023, respectively. The Company acts as a servicer (collects customer cash on behalf of the financial institution) for one of its trade receivables factoring arrangements. The servicing fee associated with this trade receivables factoring arrangement was not material to the Company for the years ended September 30, 2025, 2024, and 2023. Amounts collected on behalf of the financial institution under this trade receivables factoring arrangement and owed to the financial institution were $4.2 and $3.1 at September 30, 2025 and 2024, respectively. The loss on the sale of trade receivables under the Amended Agreement and other trade receivables factoring arrangements was not material to the Company for the years ended September 30, 2025, 2024, and 2023. As of September 30, 2025 and 2024, trade receivables in the amount of $28.3 and $34.2, respectively, were sold to the financial institution and are not reflected in trade receivables in the Consolidated Balance Sheets.

The following roll forward summarizes the activity related to the DPP receivables:

	Year Ended September 30, 2025	Year Ended September 30, 2024
Beginning DPP receivables balance	$6.7	$—
Non-cash additions to DPP receivables	17.8	32.3
Cash collections on DPP receivables	(20.8)	(25.6)
Ending DPP receivables balance	$3.7	$6.7

Business acquisition and integration costs — Business acquisition and integration costs are expensed as incurred and are reported as a component of cost of goods sold and selling, general and administrative expenses depending on the nature of the cost.  The Company defines these costs to include finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, as well as travel associated with investigating opportunities (including acquisition and divestitures).  Business acquisition and integration costs also include costs associated with acquisition tax planning, retention bonuses, and related integration costs.  These costs exclude the ongoing expenses of the Company’s business development department.

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

Recently issued accounting standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires additional disclosures pertaining to significant expenses and other items of an entity’s reportable operating segments. This standard was adopted by the Company on September 30, 2025, and did not have a material impact on the Company’s Consolidated Financial Statements.

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

Transaction price allocated to the remaining performance obligations

As of September 30, 2025, the aggregate amount of transaction price of remaining performance obligations, which corresponds to backlog, as defined in Part II, Item 7 of this Form 10-K, for the Company was $1,574.2. Approximately 74% of these remaining performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

Disaggregation of net revenue

The following tables present net revenue by geographical markets:

	Year Ended September 30, 2025			Year Ended September 30, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geographical Markets
Americas	$923.6	$276.8	$1,200.4	$1,062.2	$485.1	$1,547.3
Asia	538.1	204.0	742.1	565.1	262.3	827.4
Europe, the Middle East, and Africa	607.7	123.6	731.3	660.7	147.4	808.1
Total	$2,069.4	$604.4	$2,673.8	$2,288.0	$894.8	$3,182.8

The following tables present net revenue by timing of transfer:

	Year Ended September 30, 2025			Year Ended September 30, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of Transfer
Point in time	$1,118.3	$570.8	$1,689.1	$1,137.1	$825.6	$1,962.7
Over time	951.1	33.6	984.7	1150.9	69.2	1220.1
Total	$2,069.4	$604.4	$2,673.8	$2,288.0	$894.8	$3,182.8

4.              Divestitures

Milacron

On March 31, 2025, the Company completed the divestiture of its majority interest in the Milacron injection molding and extrusion business (“Milacron”) pursuant to the Contribution and Purchase Agreement (“Agreement”) between the Company and an affiliate of Bain Capital (“Bain”). In accordance with the terms of the Agreement, Hillenbrand contributed $222.6 of net assets of Milacron, and its wholly-owned subsidiaries, to a newly formed limited liability company, Milacron Holdings, LLC (“Milacron Holdings”). Hillenbrand retained 48.74% minority ownership of Milacron Holdings upon contribution of Milacron. Hillenbrand received total consideration of $286.0 for its contribution of Milacron. The total consideration was comprised of $98.0 of cash proceeds paid by Bain and $188.0 of debt assumed by Bain (as described below), in exchange for obtaining 51.26% majority ownership of Milacron Holdings.

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

As a result of the Milacron divestiture, the Company recorded a pre-tax loss of $57.2, after post-closing adjustments, in the Consolidated Statement of Operations during year ended September 30, 2025. The Company incurred $8.9 of transaction costs associated with the divestiture during the year ended September 30, 2025, which were recorded within the Molding Technology Solutions reportable operating segment. Upon the divestiture of Milacron, the Company’s equity interest in Milacron Holdings is accounted for under the equity method of accounting as prescribed by GAAP.

The Company determined that the divestiture of Milacron does not represent a strategic shift in Hillenbrand’s business and that the divestiture, and ongoing equity method investment accounting, does not have significant effect on its consolidated results of operations or cash flows, and therefore the Milacron divestiture does not qualify as a discontinued operation. The results of operations for Milacron are included within the Molding Technology Solutions reportable operating segment until the completion of the sale on March 31, 2025. The loss on the divestiture is recorded in corporate expenses. Subsequent to the completion of the divestiture, the Company expects to provide certain transition services to Milacron Holdings. The transition services are expected to vary in duration, depending upon the type of services provided, but are not expected to be provided for more than a year after the date of divestiture.

Batesville

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

Components of amounts reflected in the Consolidated Statements of Operations related to discontinued operations are presented in the table, as follows:

	Year Ended September 30,
	2025	2024	2023
Net revenue	$—	$—	$213.7
Cost of goods sold	—	—	142.2
Gross profit	—	—	71.5
Selling, general and administrative expenses	—	1.1	42.3
(Loss) income from discontinued operations before income taxes	—	(1.1)	29.2
Income tax (benefit) expense	—	(3.3)	9.7
Income from discontinued operations (net of income tax (benefit) expense)	—	2.2	19.5
Gain on divestiture of discontinued operations (1)	—	—	443.1
Total income from discontinued operations	$—	$2.2	$462.6

(1)Net of income tax expense of $142.9 during the twelve months ended September 30, 2023

5.              Leases

For the years ended September 30, 2025 and 2024, the Company recognized $35.9 and $33.5 of operating lease expense, including short-term lease expense and variable lease costs, which were immaterial, in both periods.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases as of:

	September 30,
	2025	2024
Operating lease right-of-use assets, net	$104.1	$168.7

Other current liabilities	19.6	22.0
Operating lease liabilities	77.1	141.1
Total operating lease liabilities	$96.7	$163.1

Weighted-average remaining lease term (in years)	5.6	10.3

Weighted-average discount rate	4.3%	6.3%

As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

2026	$23.7
2027	20.6
2028	17.8
2029	15.7
2030	14.4
Thereafter	16.8
Total lease payments	109.0
Less: imputed interest	(12.3)
Total present value of lease payments	$96.7

Supplemental Consolidated Statements of Cash Flows information is as follows:

	Year Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$24.9	$26.9
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	18.5	66.5
Operating leases acquired in business combinations	—	3.1
The Company entered into a one-time sale-leaseback transaction during the year ended September 30, 2024 for two of its industrial properties. The Company received net proceeds of $53.7 and recognized a gain of $33.7, which is included in gain on sale of property, plant, and equipment in the Consolidated Statement of Operations for the year ended September 30, 2024.

6.              Financing Agreements

The following table summarizes Hillenbrand’s current and long-term debt as of:

	September 30,
	2025	2024
$700 revolving credit facility (excluding outstanding letters of credit)	$225.0	$298.5
€240 term loan	281.3	—
$200 term loan	—	182.5
$175 term loan	175.0	—
€185 term loan	—	196.5
$500 senior unsecured notes (1)	495.8	494.6
$375 senior unsecured notes (2)	—	373.6
$350 senior unsecured notes (3)	347.7	347.1
Other	—	0.2
Total debt	1,524.8	1,893.0
Less: current portion	22.8	20.6
Total long-term debt	$1,502.0	$1,872.4

(1) Includes unamortized debt issuance costs of $4.2 and $5.4 at September 30, 2025 and 2024, respectively.
(2) Includes unamortized debt issuance costs of $1.2 at September 30, 2024.
(3) Includes unamortized debt issuance costs of $2.3 and $2.9 at September 30, 2025 and 2024, respectively.

The following table summarizes the scheduled maturities of long-term debt for 2026 through 2030:

Amount
2026	$22.8
2027	22.9
2028	22.9
2029	534.2
2030	578.5

Primary Financing Facilities

$700 Revolving Credit Facility, $175 Term Loan, and €240 Term Loan

On July 9, 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which governs the multi-currency revolving credit facility (the “Facility”), by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amended Credit Agreement decreased the maximum principal amount available for borrowing under the Facility to $700.0. The aggregate principal amount available for borrowing under the Amended Credit Agreement may be expanded, subject to the approval of the lenders, by an additional $600.0. The Amended Credit Agreement extended the maturity date of the Facility to July 9, 2030. The Amended Credit Agreement further provided for a U.S. Dollar denominated $175.0 term loan facility (the “$175 Term Loan”) and a delayed-draw term loan facility in an aggregate principal amount of up to €240.0 (the “€240 Term Loan”). The €240 Term Loan commitment was subject to ticking fees if not drawn within 60 days of closing.

Borrowings under the Amended Credit Agreement may bear interest (A) if denominated in US dollars, at the Term SOFR Rate or the Alternate Base Rate at the Company’s option, (B) if denominated in Japanese Yen, Canadian dollars or Euros, at rates based offered on deposits in the applicable interbank markets for such currencies and (C) if denominated in Pounds Sterling or Swiss Francs, at SONIA and SARON, respectively (each as defined in the Amended Credit Agreement), plus, in each case, margin based on the Company’s leverage ratio, ranging from 0% to 0.95% for borrowings bearing interest at the Alternate Base Rate and from 0.90% to 1.95% for all other borrowings. The $175 Term Loan accrues interest, at the Company’s option, at the Term SOFR Rate or the Alternate Base Rate, and the €240 Term Loan accrues interest, at the Company’s option, at the EURIBO Rate or the Alternate Base Rate, plus a margin based on the Company’s leverage ratio, ranging from 1.00% to 2.25% for term loans bearing interest at the Term SOFR Rate and the EURIBO Rate and 0% to 1.25% for term loans bearing interest at the Alternate Base Rate.

In July 2025, the Company drew the €240 Term Loan, which is subject to quarterly amortization payments equal to €3.0 for the first full twelve calendar quarters following the funding date, and quarterly amortization payments equal to €4.5 thereafter until the maturity date. In July 2025, the Company drew the $175 Term Loan, which is subject to quarterly amortization payments equal to $2.2 for the first full twelve calendar quarters following the funding date, and quarterly amortization payments equal to $3.3 thereafter until the maturity date. The $175 Term Loan and the €240 Term Loan will mature on July 9, 2030.

The maximum permitted leverage ratio under the Amended Credit Agreement as of the last day of each of its fiscal quarters will be: (i) 4.25x for the quarter ended June 30, 2025, through and including June 30, 2026; (ii) 4.00x for the quarter ended September 30, 2026; (iii) 3.75x for the quarter ended December 31, 2026; and (iv) 3.50x for the quarter ended March 31, 2027, and each fiscal quarter thereafter. Except for the amendments applicable during the Adjustment Period (defined below), the Amended Credit Agreement contains substantially the same affirmative and negative covenants and events of default as the Amendment No. 4 to the Fourth Amended and Restated Credit Agreement. New deferred financing costs related to the Amended Credit Agreement were $3.8, which along with existing costs of $2.0, are being amortized to interest expense over the remaining term of the Amended Credit Agreement.

On June 8, 2022, the Company entered into a Fourth Amended and Restated Credit Agreement (such agreement, as amended from time to time as detailed below, the “Prior Credit Agreement”), which governs the Facility, by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Prior Credit Agreement increased the maximum principal amount available for borrowing under the Facility to $1,000.0. The Prior Credit Agreement extended the maturity date of the Facility to June 8, 2027. The Prior Credit Agreement further provided for a delayed-draw term loan facility in an aggregate principal amount of up to $200.0 (the “$200 Term Loan”). In November 2022, the Company drew $200.0 on the $200 Term Loan. On July 9, 2025, the Company refinanced the remaining $175.0 outstanding on the $200 Term Loan with proceeds from the $175 Term Loan under the Amended Credit Agreement.

On June 21, 2023, the Company entered into Amendment No. 1 to the Prior Credit Agreement (“Amendment No. 1”). Amendment No. 1 includes, among other changes, establishment of a euro-denominated, delayed-draw term loan facility available to the Company’s wholly owned subsidiary, Hillenbrand Switzerland GmbH, in an initial aggregate principal amount of up to €185.0 (the “€185 Term Loan”) and the inclusion of requirements that would be triggered by a Collateral Springing Event (described below). In August 2023, the Company drew €185.0 on the €185 Term Loan. The €185 Term Loan was fully repaid in April 2025.

With respect to the Facility, as of September 30, 2025 and 2024, the Company had outstanding balances of $225.0 and $298.5, respectively. As of September 30, 2025, the Company had $15.5 in outstanding letters of credit issued. Under the Amended Credit Agreement, the Company had $459.5 of available borrowing capacity as of September 30, 2025, of which $208.5 was immediately available based on our most restrictive covenant. The weighted-average interest rate on borrowings under the Facility was 4.30% and 5.76% for the years ended September 30, 2025 and 2024, respectively. The weighted average facility fee was 0.24% and 0.23% for the years ended September 30, 2025 and 2024, respectively. The weighted-average interest rate on the $175 Term Loan was 6.41% and 7.22% for the years ended September 30, 2025 and 2024, respectively. The weighted-average interest rate on the €240.0 Term Loan was 4.42% for the year ended September 30, 2025.

€325 L/G Facility Agreement

On June 21, 2022, Hillenbrand and certain of its subsidiaries entered into a Syndicated L/G Facility Agreement (such agreement, as amended from time to time as detailed below, the “L/G Facility Agreement”) with Commerzbank Aktiengesellschaft, as coordinator, mandated lead arranger, and bookrunner, the other financial institutions party thereto as lenders and issuing banks, and Commerzbank Finance & Covered Bond S.A., as agent. The L/G Facility Agreement replaced the Company’s Syndicated L/G Facility Agreement dated March 8, 2018, as amended, and permits Hillenbrand and certain of its subsidiaries (collectively, the “Participants”) to request that one or more of the lenders issue, on the Participants’ behalf, up to an aggregate of €225.0 in unsecured letters of credit, bank guarantees, or other surety bonds (collectively, the “Guarantees”).

The Guarantees carry an annual fee that varies based on the Company’s leverage ratio. The L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility.

On June 22, 2023, the Company entered into an Amendment and Restatement Agreement (the “Amended L/G Facility Agreement”) which amended and restated the L/G Facility Agreement to, among other changes, increase the facility from €225.0 to €325.0 and include requirements that would be triggered by a Collateral Springing Event (described below).

On July 17, 2025, the Company, Commerzbank Aktiengesellschaft, as coordinator, mandated lead arranger, and bookrunner, and the other financial institutions party thereto as lenders and issuing banks, amended the terms of the Amended L/G Facility Agreement (“the 2025 Amended L/G Facility Agreement”) to, among other things, increase the maximum permitted leverage ratio to (i) 4.25x for the fiscal quarters ended June 30, 2025 through and including June 30, 2026; (ii) 4.00x for the fiscal quarter ending September 30, 2026; (iii) 3.75x for the fiscal quarter ending December 31, 2026; and (iv) 3.50x for the fiscal quarter ended March 31, 2027, and each fiscal quarter thereafter. Except for the amendments applicable during the Adjustment Period, the 2025 Amended L/G Facility Agreement contains substantially the same affirmative and negative covenants and events of default as the Amended L/G Facility Agreement. New deferred financing costs related to the 2025 Amended L/G Facility Agreement were $0.5 which along with existing costs of $0.9 are being amortized to interest expense over the remaining term of the 2025 Amended L/G Facility Agreement.

Guarantees may be issued in euros or certain other agreed-upon currencies. Specified sublimits apply, based on the specific lender and currency. The 2025 Amended L/G Facility Agreement also provides for a leverage-based commitment fee assessed on the undrawn portion of the facility. The 2025 Amended L/G Facility Agreement matures on June 22, 2027, but can be extended or terminated earlier under certain conditions. The 2025 Amended L/G Facility Agreement contains representations, warranties, and covenants that are customary for agreements of this type and contains specified customary events of default. The obligations under the 2025 Amended L/G Facility Agreement are guaranteed by Hillenbrand and certain of its domestic subsidiaries named therein.

In the normal course of business, the Company provides bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of September 30, 2025, the Company had credit arrangements totaling $666.1, under which $374.3 was utilized for this purpose. These arrangements included the facilities under the 2025 Amended L/G Facility Agreement and other ancillary credit facilities.

Collateral Springing Event

The Amended Credit Agreement and the 2025 Amended L/G Facility Agreement require the Company and certain domestic subsidiaries that are guarantors thereunder to take certain actions if a Collateral Springing Event (as defined in the agreements) occurs before the later of April 1, 2026 or January 1, 2027 if certain conditions, as defined in the Amended Credit Agreement, are met (the “Adjustment Period”). After a Collateral Springing Event, the Company and the guarantors would be required to grant liens on substantially all of their assets (subject to customary exceptions for excluded assets, including an exception for Principal Property (as defined in the Company’s indentures in respect of its senior notes) and for capital stock of entities that own any such Principal Property) in favor of the Administrative Agent and L/G Agent, as applicable, for the benefit of the secured parties.

Long Term Notes

$500 Senior Unsecured Notes

On February 14, 2024, the Company issued $500.0 of senior unsecured notes due February 2029 (the “2024 Notes”). The 2024 Notes were issued at par value and bear interest at a fixed rate of 6.25% per year, payable semi-annually in arrears beginning August 2024. Unamortized deferred financing costs associated with the 2024 Notes of $4.2 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the 2024 Notes. The 2024 Notes are unsecured unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

Subject to certain limitations, in the event of a change of control repurchase event (as defined in the 2024 Notes), the Company will be required to make an offer to purchase the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus any accrued and unpaid interest to, but excluding, the date of repurchase. The Company may redeem the 2024 Notes at any time in whole, or from time to time in part, prior to February 15, 2026, at its option at the “make-whole” redemption price, as described in the indenture governing the 2024 Notes. The Company may also redeem the 2024 Notes at any time in whole, or from time to time in part, on or after February 15 of the relevant year listed, as follows: 2026 at a redemption price of 103.125%; 2027 at a redemption price of 101.5625%; and 2028 and thereafter at a redemption price of 100%. At any time prior to February 15, 2026, the Company may redeem up to 40% of the aggregate principal amount of the 2024 Notes with the proceeds of one or more Equity Offerings (as defined in the Indenture) at a redemption price of 106.25% of the principal amount of the 2024 Notes being redeemed. In each of the above cases, the Company will also pay any accrued and unpaid interest to, but excluding, the applicable redemption date.

$350 Senior Unsecured Notes

On March 3, 2021, the Company issued $350.0 of senior unsecured notes due March 2031 (the “2021 Notes”). The 2021 Notes were issued at par value and bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears beginning September 2021. Unamortized deferred financing costs associated with the 2021 Notes of $2.3 are being amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the 2021 Notes. The 2021 Notes are unsecured unsubordinated obligations of the Company and rank equally in right of payment with all other existing and future unsubordinated obligations.

Subject to certain limitations, in the event of a change of control repurchase event (as defined in the 2021 Notes), the Company will be required to make an offer to purchase the 2021 Notes at a price equal to 101% of the principal amount of the 2021 Notes, plus any accrued and unpaid interest to, but excluding, the date of repurchase. The Company may redeem the 2021 Notes at any time in whole, or from time to time in part, prior to March 1, 2026, at its option at the “make-whole” redemption price, as described in the indenture governing the 2021 Notes. The Company may also redeem the 2021 Notes at any time in whole, or from time to time in part, on or after March 1 of the relevant year listed, as follows: 2026 at a redemption price of 101.875%; 2027 at a redemption price of 101.25%; 2028 at a redemption price of 100.625%; and 2029 and thereafter at a redemption price of 100%. In each of the above cases, the Company will also pay any accrued and unpaid interest to, but excluding, the applicable redemption date.
Repayment of $375 Senior Unsecured Notes

On September 25, 2019, the Company issued $375.0 of senior unsecured notes due September 2026 (the “2019 Notes”). Effective July 21, 2025, the 2019 Notes were repaid by the Company, using the net proceeds from the TerraSource divestiture and the proceeds of the €240 Term Loan defined above and the remaining issuance costs of $0.8 associated with the 2019 Notes were written off to interest expense in the Consolidated Statement of Operations.

Covenants related to current Hillenbrand financing agreements

Except as described above, the Amended Credit Agreement and the 2025 Amended L/G Facility Agreement contain the following financial covenants: a maximum leverage ratio (as described above and defined in the agreements) of 3.50 to 1.00 and minimum ratio of EBITDA (as defined in the agreements) to interest expense of 3.00 to 1.00. The Company may elect to increase the maximum permitted leverage ratio to a ratio of 4.00 to 1.00 following certain acquisitions for four full fiscal quarters (plus the fiscal quarter in which the acquisition takes place). Additionally, the Amended Credit Agreement and 2025 the Amended L/G Facility Agreement provide the Company with the ability to sell assets and to incur debt at its international subsidiaries under certain conditions.

All obligations of the Company arising under the Amended Credit Agreement, the 2024 Notes, the 2021 Notes, and the 2025 Amended L/G Facility Agreement are fully and unconditionally, and jointly and severally, guaranteed by certain of the Company’s domestic subsidiaries.

The Amended Credit Agreement and the 2025 Amended L/G Facility Agreement each contains certain other customary covenants, representations and warranties and events of default. The indentures governing the 2024 Notes and 2021 Notes do not limit our ability to incur additional indebtedness. They do, however, contain certain covenants that restrict our ability to incur secured debt and to engage in certain sale and leaseback transactions. The indentures also contain customary events of default. The indentures provide holders of the notes with remedies if the Company fails to perform specific obligations. As of September 30, 2025, the Company was in compliance with all covenants and there were no events of default.

7.              Retirement Benefits

Defined Benefit Retirement Plans — Certain of the Company’s employees participate in one of eight defined benefit retirement programs, including the defined benefit retirement plans of certain of the Company’s foreign subsidiaries, and the supplemental executive defined benefit retirement plan.  The Company funds the retirement plan trusts in compliance with the Employment Retirement Income Security Act (ERISA) or local funding requirements and as necessary to provide for current service and for any unfunded projected future benefit obligations over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. All defined benefit retirement plans have a September 30 measurement date.

Effect on the Consolidated Statements of Operations — The components of net pension (benefit) costs under defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2025	2024	2023	2025	2024	2023
Service cost (1)	$—	$—	$—	$2.4	$1.8	$1.5
Interest cost	0.8	7.2	11.1	3.5	4.5	4.2
Expected return on plan assets	—	(8.3)	(13.6)	(1.5)	(1.5)	(1.5)
Amortization of unrecognized prior service cost, net	—	—	—	0.1	0.1	0.1
Amortization of actuarial (gain) loss	(0.2)	0.3	0.3	0.2	(0.7)	(0.8)
Settlement (benefit) expense	(1.7)	35.2	—	0.5	0.5	(0.3)
Net pension (benefit) costs (2)	$(1.1)	$34.4	$(2.2)	$5.2	$4.7	$3.2

(1)  Service cost for U.S. Pension Benefits includes $0.0, $0.0 and $0.1 included within discontinued operations for the years ended September 30, 2025, 2024 and 2023, respectively.
(2)  The components of net periodic pension (benefit) costs, excluding settlement (benefit) expense, are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations.

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

On July 18, 2023, the Company announced an offer to provide former employees who are participants in the Plan the opportunity to elect a lump sum distribution of their earned Plan benefits. The Plan’s fiduciaries made lump sum payments to electing eligible participants in December 2023, funded by the existing assets in the Plan. In April 2024, the remaining assets of the Plan were used to purchase annuities to support the remaining obligation, resulting in the termination and liquidation of the Plan. During the year ended September 30, 2024, the Company recorded non-cash settlement pre-tax charges of $35.2, related to the termination and liquidation of the Plan, as well as to the lump sum payments made in December 2023.

Obligations and Funded Status — The change in benefit obligation and funded status of the Company’s defined benefit retirement plans were:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2025	2024	2025	2024
Change in benefit obligation:
Projected benefit obligation at beginning of year	$18.0	$213.6	$151.0	$131.5
Service cost	—	—	2.4	1.8
Interest cost	0.8	7.2	3.5	4.5
Actuarial (gain) loss	(0.2)	1.5	(8.5)	12.5
Benefits paid	(1.7)	(54.3)	(6.2)	(5.5)
Settlements	—	—	(7.7)	(5.0)
Transfer of participants benefit obligation	—	(150.0)	—	—
Employee contributions	—	—	1.5	1.4
Divestiture	—	—	(21.3)	—
Effect of exchange rates on projected benefit obligation	—	—	7.6	9.8
Projected benefit obligation at end of year	16.9	18.0	122.3	151.0

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$219.2	$56.6	$49.0
Actual (loss) return on plan assets	—	(16.6)	0.5	3.2
Employee and employer contributions	1.7	1.7	10.6	10.3
Benefits paid	(1.7)	(54.3)	(6.2)	(5.5)
Settlements	—	—	(7.7)	(5.0)
Annuity premium for transferred participants	—	(150.0)	—	—
Effect of exchange rates on plan assets	—	—	2.8	4.6
Fair value of plan assets at end of year	—	—	56.6	56.6

Funded status:
Plan assets less than benefit obligations	$(16.9)	$(18.0)	$(65.7)	$(94.4)

Amounts recorded in the Consolidated Balance Sheets:
Prepaid pension costs, non-current	$—	$—	$5.2	$3.1
Accrued pension costs, current portion	(1.7)	(1.7)	(6.1)	(7.0)
Accrued pension costs, long-term portion	(15.2)	(16.3)	(64.8)	(90.5)
Plan assets less than benefit obligations	$(16.9)	$(18.0)	$(65.7)	$(94.4)

Net actuarial losses ($18.9) and prior service costs ($0.0), less an aggregate tax effect ($4.9), are included as components of accumulated other comprehensive loss at September 30, 2025.  Net actuarial losses ($21.1) and prior service costs ($0.1), less an aggregate tax effect ($5.0), are included as components of accumulated other comprehensive loss at September 30, 2024.  The amount that will be amortized from accumulated other comprehensive loss into net pension (benefit) costs in 2026 is expected to be $0.8.

Accumulated Benefit Obligation — The accumulated benefit obligation for all defined benefit retirement plans was $139.2 and $169.0 at September 30, 2025 and 2024, respectively.  Selected information for plans with accumulated benefit obligations in excess of plan assets was:

	U.S. Pension Benefits September 30,		Non-U.S. Pension Benefits September 30,
	2025	2024	2025	2024
Projected benefit obligation	$16.9	$18.0	$71.2	$97.8
Accumulated benefit obligation	16.9	18.0	71.2	97.8
Fair value of plan assets	—	—	0.3	0.3

The weighted-average assumptions used in accounting for defined benefit retirement plans were:

	U.S. Pension Benefits Year Ended September 30,			Non-U.S. Pension Benefits Year Ended September 30,
	2025	2024	2023	2025	2024	2023
Discount rate for obligation, end of year	5.0%	4.6%	5.7%	2.8%	2.7%	3.5%
Discount rate for (benefit) costs, during the year	N/A	5.4%	5.4%	2.6%	3.5%	3.9%
Expected rate of return on plan assets	N/A	N/A	5.2%	2.4%	2.9%	3.1%
Rate of compensation increase	N/A	N/A	N/A	2.0%	2.0%	2.0%

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

None of Hillenbrand’s common stock was directly owned by the defined benefit retirement plan trusts at September 30, 2025 or 2024.

The tables below provide the fair value of the Company’s pension plan assets by asset category at September 30, 2025 and 2024.  The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2, and 3).  See Note 13 for definitions.

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

Non-U.S. Pension Plans

	Fair Value at September 30, 2025 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$7.9	$7.9	$—	$—
Equity securities	12.9	12.9	—	—
Fixed income securities:
Government bonds	2.4	—	2.4	—
Corporate bonds	27.4	—	27.4	—
Real estate and real estate funds	3.1	—	—	3.1
Other	2.9	—	2.9	—
Total Non-U.S. pension plan assets	$56.6	$20.8	$32.7	$3.1

	Fair Value at September 30, 2024 Using Inputs Considered as:
	Total	Level 1	Level 2	Level 3
Non-U.S. Pension Plans
Cash equivalents	$7.5	$7.5	$—	$—
Equity securities	12.0	12.0	—	—
Fixed income securities:	0	0	0	0
Government bonds	3.4	—	3.4	—
Corporate bonds	27.8	—	27.8	—
Real estate and real estate funds	3.4	—	—	3.4
Other	2.5	—	2.5	—
Total Non-U.S. pension plan assets	$56.6	$19.5	$33.7	$3.4

Cash Flows — During 2025, 2024, and 2023 the Company contributed cash of $10.8, $10.6, and $10.3, respectively, to defined benefit retirement plans.  The Company expects to make estimated contributions of $10.1 in 2026 to the defined benefit retirement plans.

Estimated Future Benefit Payments — The following represents estimated future benefit payments, including expected future service, which are expected to be paid from plan assets or Company contributions as necessary:

	U.S. Pension Plans Projected Pension Benefits Payout	Non-U.S. Pension Plans Projected Pension Benefits Payout
2026	$1.7	$8.9
2027	1.7	9.4
2028	1.7	8.7
2029	1.6	8.6
2030	1.6	8.4
2031-2035	6.9	37.6

Defined Contribution Plans — The Company sponsors a number of defined contribution plans.  Depending on the plan, the Company may make contributions up to 4% of an employee’s eligible compensation and matching contributions up to 6% of eligible compensation.  Company contributions generally vest over a period of zero to three years.  Expenses related to the Company’s defined contribution plans were $12.4, $10.4, and $10.4 for the years ended September 30, 2025, 2024, and 2023, respectively. See comments above regarding the Company’s retirement strategy to transition its U.S. employees to a defined contribution structure over three-year sunset periods, the latest of which ended January 1, 2023.

8.              Income Taxes

The provision for taxes based on income consists of:

	Year Ended September 30,
	2025	2024	2023
Domestic	$13.2	$(3.4)	$50.7
Foreign	(15.6)	(136.0)	166.2
Total (loss) income before income taxes	$(2.4)	$(139.4)	$216.9

Income tax expense:
Current (benefit) provision:
Federal	$(16.2)	$49.4	$24.0
State	4.0	(2.2)	2.9
Foreign	88.8	57.2	81.5
Total current provision	76.6	104.4	108.4

Deferred (benefit) provision:
Federal	(73.0)	(22.8)	3.8
State	(3.7)	(0.1)	1.6
Foreign	(54.4)	(16.7)	(11.0)
Total deferred (benefit) provision	(131.1)	(39.6)	(5.6)
Income tax (benefit) expense	$(54.5)	$64.8	$102.8

A reconciliation of the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended September 30,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments resulting from the tax effect of:
State income taxes, net of federal benefit	(4.2)	(0.8)	1.4
Foreign income tax rate differential	(1,133.3)	(4.3)	6.4
Share-based compensation	(75.0)	(1.2)	1.3
Foreign distribution taxes	(387.5)	(11.3)	3.6
Valuation allowance	454.2	(4.2)	3.3
Goodwill impairment charge	(595.8)	(30.2)	—
Impact of inclusion of foreign income (1)	612.5	7.1	3.9
Divestiture (2)	2,287.5	—	—
Impact of foreign legislative rate changes	187.5	—	(2.9)
Transaction costs	—	(0.5)	7.2
Unrecognized tax benefits	804.2	(24.8)	(1.4)
Tax audit settlements	—	—	2.0
Other, net	99.7	2.7	1.6
Effective income tax rate	2,270.8%	(46.5)%	47.4%

(1)  Represents Subpart F income, GILTI (less Section 250 deduction), and FDII net of associated foreign tax credits.
(2) Represents income tax expense recognized on the Milacron divestiture, offset by income tax benefit recognized in     connection with legal entity restructuring activity.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	September 30,
	2025	2024
Deferred tax assets:
Employee benefit accruals	$16.0	$21.2
Loss and tax credit carryforwards	27.2	35.6
Interest limitation carryforward	47.8	48.7
Operating lease liabilities	22.6	40.7
Warranty reserves	4.8	6.4
Research and development costs	18.7	20.1
Self-insurance reserves	2.5	2.5
Capital loss	56.9	—
Allowance for doubtful accounts	4.0	3.3
Inventory, net	5.1	12.4
Other, net	7.7	10.5
Total deferred tax assets before valuation allowance	213.3	201.4
Less valuation allowance	(9.0)	(21.2)
Total deferred tax assets, net	204.3	180.2
Deferred tax liabilities:
Depreciation	(19.8)	(26.1)
Amortization	(259.9)	(302.7)
Operating right-of-use assets	(24.5)	(42.2)
Assets and liabilities from long-term manufacturing contracts and advances	(53.7)	(93.2)
Unremitted earnings of foreign operations	(11.9)	(11.5)
Other, net	(5.0)	(1.8)
Total deferred tax liabilities	(374.8)	(477.5)
Deferred tax liabilities, net	$(170.5)	$(297.3)

Amounts recorded in the Consolidated Balance Sheets:
Deferred tax assets, non-current	$19.5	$17.0
Deferred tax liabilities, non-current	(190.0)	(314.3)
Total	$(170.5)	$(297.3)

At September 30, 2025 and 2024, respectively, the Company had $12.3 and $8.3 of deferred tax assets related to U.S. federal and state net operating losses and tax credit carryforwards, which will begin to expire in 2026, and $24.9 and $44.0 of deferred tax assets related to foreign net operating loss and interest carryforwards. The majority of the foreign net operating loss and interest carryforwards have unlimited carryforward periods. Portions of the net operating loss carryforwards with expiration periods will begin to expire in 2026. Deferred tax assets as of September 30, 2025 and 2024, were reduced by a valuation allowance of $9.0 and $21.2, respectively, relating to foreign net operating loss carryforwards and state tax credit carryforwards.  At September 30, 2025 and 2024, the Company had $57.7 and $16.5, respectively, of current income tax payable included in other current liabilities on the Consolidated Balance Sheets. As of September 30, 2025, the Company has a transition tax liability of $6.2 which is included in the short-term liabilities and in 2024 the same $6.2 was included in the long-term liabilities on the Consolidated Balance Sheets.

The Company establishes a valuation allowance for deferred tax assets when it is determined that the amount of expected future taxable income is not likely to support the use of the deduction or credit.

As of September 30, 2025 and 2024, respectively, $11.9 and $11.5 of deferred tax liability on unremitted earnings of foreign subsidiaries was recognized, representing the assumed tax on the future distribution and tax withholdings on the distribution of such earnings among certain of the Company’s foreign subsidiaries.

Deferred tax liabilities were not recorded for any additional basis differences inherent in the Company’s foreign subsidiaries (i.e., basis differences in excess of those subject to the Transition Tax) as these amounts continue to be permanently reinvested outside of the U.S. If these amounts were not considered permanently reinvested, deferred tax liabilities would be recorded for any additional income taxes, distribution taxes, and withholding taxes payable in various countries. A determination of the unrecognized deferred tax liabilities on the permanently reinvested basis differences at September 30, 2025 is not practicable.

A reconciliation of the unrecognized tax benefits is as follows:

	September 30,
	2025	2024	2023
Balance at beginning of year	$77.9	$38.9	$33.9
Additions for tax positions related to the current year	6.2	31.6	0.7
Additions for tax positions of prior years	9.2	2.5	0.6
Reductions for tax positions of prior years	(32.3)	(0.8)	(2.9)
Settlements	(0.4)	(0.1)	(1.7)
Balance attributable to purchase accounting	—	5.8	8.3
Balance attributable to divestiture	(13.6)	—	—
Balance at end of year	$47.0	$77.9	$38.9

The gross unrecognized tax benefit included $47.0 and $77.9 at September 30, 2025 and 2024, respectively, which, if recognized, would impact the effective tax rate in future periods. The balance attributable to divestiture was re-classed to noncurrent liabilities as we retained obligations with respect to the pre-acquisition tax liabilities of the divested business.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2025 and 2024, the Company recognized $1.4 and $2.6, respectively, in additional interest and penalties.  Excluded from the reconciliation were $7.8 and $7.5 of accrued interest and penalties at September 30, 2025 and 2024, respectively.

The Company operates in multiple income tax jurisdictions both inside and outside the U.S. and is currently under examination in various federal, state, and foreign jurisdictions. There are ongoing audits in India, Canada, and Germany specifically which could prove to be significant for the Company. In addition, there are other ongoing audits in various stages of completion in several state and foreign jurisdictions.

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

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Certain provisions will be effective for Hillenbrand beginning in our fiscal 2026 tax year. We are currently evaluating the future impact of these tax law changes on our Consolidated Financial Statements.

9.                    Earnings per Share

The dilutive effects of performance-based stock awards described in Note 10 are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective Consolidated Balance Sheet date.  At September 30, 2025, 2024, and 2023, potential dilutive effects representing 552,000, 438,000, and 349,000 shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Year Ended September 30,
	2025	2024	2023
Income (loss) from continuing operations	$52.1	$(204.2)	$114.1
Less: Net income attributable to noncontrolling interests	9.0	9.0	7.0
Income (loss) from continuing operations attributable to Hillenbrand	$43.1	$(213.2)	$107.1

Weighted average shares outstanding — basic (in millions)	70.7	70.4	69.8
Effect of dilutive stock options and unvested time-based restricted stock (in millions)(1)	0.1	—	0.3
Weighted average shares outstanding — diluted (in millions)	70.8	70.4	70.1

Basic earnings (loss) per share from continuing operations attributable to Hillenbrand	$0.61	$(3.03)	$1.53
Diluted earnings (loss) per share from continuing operations attributable to Hillenbrand	$0.61	$(3.03)	$1.53

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (millions)	1.0	1.1	0.2

 (1)     As a result of the net loss attributable to Hillenbrand during the year ended September 30, 2024, the effect of stock options and other unvested equity awards would be antidilutive. In accordance with GAAP, they have been excluded from the diluted earnings per share calculation.

10.    Share-Based Compensation

The Company has share-based compensation plans under which 15,385,436 shares are registered.  As of September 30, 2025, 2,417,467 shares were outstanding under these plans and 10,902,249 shares had been issued, leaving 2,049,615 shares available for future issuance.  Our primary plan, the Hillenbrand, Inc. Stock Incentive Plan, provides for long-term performance compensation for management and members of the Board of Directors.  Under the Stock Incentive Plan, a variety of discretionary awards for employees and non-employee directors are authorized, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and bonus stock.  These programs are administered by the Board of Directors and its Compensation and Management Development Committee.

	Year Ended September 30,
	2025	2024	2023
Stock-based compensation cost	$17.9	$20.3	$22.2
Less impact of income tax	4.2	4.7	5.1
Stock-based compensation cost, net of tax	$13.7	$15.6	$17.1

The Company realized current tax benefits of $2.3, $3.2 and $6.4 from the exercise of stock options and the payment of stock awards during the years ended September 30, 2025, 2024 and 2023, respectively.

Stock Options — No stock options were issued during the years ended September 30, 2025, 2024 and 2023.

A summary of outstanding stock option awards as of September 30, 2025 and changes during the year is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2023	627,609	$38.56
Granted	—	—
Exercised	(68,140)	35.85
Forfeited	—	—
Expired/cancelled	(5,578)	37.15
Outstanding at September 30, 2024	553,891	38.91
Granted	—	—
Exercised	(31,163)	32.16
Forfeited	—	—
Expired/cancelled	(6,946)	33.58
Outstanding at September 30, 2025	515,782	$39.39

Exercisable at September 30, 2025	515,782	$39.39

As of September 30, 2025, there was no unrecognized stock-based compensation associated with unvested stock options. As of September 30, 2025, the average remaining life of the outstanding and exercisable stock options was 2.4 years with an aggregate intrinsic value of $0.0.  The total intrinsic value of options exercised by employees and directors during the years ended September 30, 2025, 2024, and 2023 was $0.1, $0.7, and $9.2, respectively. The grant-date fair value of options that vested during the years ended September 30, 2025, 2024, and 2023 was $0.0, $0.0, and $2.2, respectively.

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

The vesting of TSR awards will be determined by comparing the Company’s total shareholder return during a three-year period to the respective total shareholder returns of members of the Standard & Poor’s 400 Mid Cap Industrials index (the “Index Companies”). Based on the Company’s relative ranking within the Index Companies, performance below the 25th percentile earns a zero payout, a 25 percent minimum payout for achievement at the 25th percentile, 100 percent payout at 50th percentile achievement, and 200 percent payout at 75th percentile achievement and above. Compensation expense for the TSR awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The Company estimates the fair value of TSR awards using a Monte-Carlo simulation model which included the following key assumptions:

	Year Ended Year Ended September 30,
	2025	2024	2023
Expected term (years)	2.83	2.83	2.83
Risk-free interest rate	4.06%	4.28%	3.96%
Share price volatility	36.00%	32.40%	44.70%
Expected dividend yield	—%	—%	—%
Actual dividend yield	2.24%	1.95%	1.97%

A summary of the non-vested stock awards, including dividends, as of September 30, 2025 (representing the maximum number of shares that could be vested) and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Time-Based Stock Awards
Non-vested time-based stock awards at September 30, 2023	498,736	$46.91
Granted	360,823	39.76
Vested	(260,712)	45.51
Forfeited	(52,159)	44.51
Non-vested time-based stock awards at September 30, 2024	546,688	43.09
Granted	496,662	31.76
Vested	(294,884)	44.13
Forfeited	(124,037)	34.88
Non-vested time-based stock awards at September 30, 2025	624,429	$35.22

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance-Based Stock Awards
Non-vested performance-based stock awards at September 30, 2022	582,476	$59.90
Granted	482,914	42.18
Vested	(48,268)	46.18
Forfeited	(259,062)	53.90
Non-vested performance-based stock awards at September 30, 2024	758,060	51.54
Granted	611,670	40.04
Vested	(16,105)	51.61
Forfeited	(446,995)	58.01
Non-vested performance-based stock awards at September 30, 2025	906,630	$40.57

The total vest date fair value of shares held by Hillenbrand employees and directors which vested during the years ended September 30, 2025, 2024, and 2023 was $12.9, $15.6, and $28.0 (including dividends), respectively.

As of September 30, 2025, $11.2 and $8.0 of unrecognized stock-based compensation was associated with the Company’s unvested time-based and performance-based (including SV and TSR) stock awards, respectively.  The unrecognized amount of compensation related to the SV awards is based upon projected performance to date. The unrecognized compensation cost of the time-based and performance-based awards is expected to be recognized over a weighted-average period of 1.9 and 1.7 years and includes a reduction for an estimate of potential forfeitures.  As of September 30, 2025, the outstanding time-based stock awards and performance-based stock awards had an aggregate fair value of $16.9 and $15.9, respectively.

Dividends payable in stock accrue on both time-based and SV awards during the performance period and are subject to the same terms as the original grants.  Dividends do not accrue on TSR awards during the performance period. As of September

30, 2025, a total of 54,462 shares had accumulated on unvested stock awards due to dividend reinvestments and were included in the tables above.  The aggregate fair value of these shares at September 30, 2025 was $1.5.

Vested Deferred Stock — Certain stock-based compensation programs allow or require deferred delivery of shares after vesting.  As of September 30, 2025, there were 370,657 fully vested deferred shares, which were excluded from the tables above.  The aggregate fair value of these shares at September 30, 2025 was $10.0.

11.          Accumulated Other Comprehensive Loss

The following table summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss during the year ended September 30, 2025:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2024	$(15.6)	$(55.4)	$(25.6)	$(96.6)
Other comprehensive income (loss) before reclassifications
Before tax amount	8.3	9.1	(41.1)	(23.7)	$(1.5)	$(25.2)
Tax (benefit) expense	(2.5)	—	0.6	(1.9)	—	(1.9)
After tax amount	5.8	9.1	(40.5)	(25.6)	(1.5)	(27.1)
Amounts reclassified from accumulated other comprehensive loss (2)	(4.0)	(5.6)	3.7	(5.9)	—	(5.9)
Net current period other comprehensive income (loss)	1.8	3.5	(36.8)	(31.5)	$(1.5)	$(33.0)
Balance at September 30, 2025	$(13.8)	$(51.9)	$(62.4)	$(128.1)

(1)  Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2025
	Amortization of Pension and Postretirement (1)		Loss (Gain) on Derivative Instruments	Gain on Currency Translation	Total
	Gain Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.1	$—	$0.1
Cost of goods sold	—	—	(0.1)	—	(0.1)
Selling, general and administrative expenses	(1.2)	—	3.9	—	2.7
Loss on divestiture	(5.2)	—	(0.2)	(5.6)	(11.0)
Total before tax	$(6.4)	$—	$3.7	$(5.6)	(8.3)
Tax expense					2.4
Total reclassifications for the period, net of tax					$(5.9)

(1)These accumulated other comprehensive loss components are included in the computation of net pension costs (benefit) (see Note 7).

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
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2024
	Amortization of Pension and Postretirement (1)		Loss (Gain) on Derivative Instruments	Total
	Loss Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.5	$0.5
Cost of goods sold	—	—	0.3	0.3
Selling, general and administrative expenses	35.0	—	(20.9)	14.1
Total before tax	$35.0	$—	$(20.1)	14.9
Tax benefit				(9.8)
Total reclassifications for the period, net of tax				$5.1

(1)These accumulated other comprehensive loss components are included in the computation of net pension (benefit) costs (see Note 7).

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
(2)  Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Year Ended September 30, 2023
	Amortization of Pension and Postretirement (1)		(Gain) Loss on Derivative Instruments	Total
	Loss (Gain) Recognized	Prior Service Costs Recognized
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Cost of goods sold	—	—	(1.3)	(1.3)
Selling, general and administrative expenses	0.1	—	2.0	2.1
Gain on divestiture of discontinued operations (net of income tax expense)	(1.4)	(0.1)	—	(1.5)
Total before tax	$(1.3)	$(0.1)	$0.6	(0.8)
Tax expense				0.5
Total reclassifications for the period, net of tax				$(0.3)

(1)These accumulated other comprehensive loss components are included in the computation of net pension (benefit) costs (see Note 7).

12.          Commitments and Contingencies

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

At September 30, 2025 and 2024, the Company had $0.0 and $11.2, respectively, included in other current liabilities on the Consolidated Balance Sheets. The September 30, 2024 liability related to a discrete commercial dispute which was settled and paid during the year ended September 30, 2025, that stemmed from a contract entered into with a Molding Technology Solutions’ customer prior to the Company’s acquisition of the Molding Technology Solutions reporting units.

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable for the asset or liability.

See the section below titled “Valuation Techniques” for further discussion of how Hillenbrand determines fair value for investments.

	Carrying Value at September 30, 2025	Fair Value at September 30, 2025
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$164.8	$164.8	$—	$—
DPP receivables	3.7	—	3.7	—
Restricted cash	0.6	0.6	—	—
Restricted cash for benefit plan contributions	26.0	26.0	—	—
Investments in rabbi trust	6.2	6.2	—	—
Derivative instruments	12.5	—	12.5	—

Liabilities:
Revolving Credit Facility	225.0	—	225.0	—
€240 term loan	281.3	—	281.3	—
$200 term loan	175.0	—	175.0	—
$350 senior unsecured notes	350.0	329.9	—	—
$500 senior unsecured notes	500.0	513.4	—	—
Derivative instruments	81.3	—	81.3	—
Contingent consideration	14.2	—	—	14.2

	Carrying Value at September 30, 2024	Fair Value at September 30, 2024
		Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$199.3	$199.3	$—	$—
DPP receivables	6.7	—	6.7	—
Restricted cash	1.1	1.1	—	—
Restricted cash for benefit plan contributions	27.5	27.5	—	—
Investments in rabbi trust	4.8	4.8	—	—
Derivative instruments	19.0	—	19.0	—

Liabilities:
Revolving Credit Facility	298.5	—	298.5	—
$200 term loan	182.5	—	182.5	—
€185 term loan	196.5	—	196.5	—
$350 senior unsecured notes	350.0	312.9	—	—
$375 senior unsecured notes	374.8	373.7	—	—
$500 senior unsecured notes	500.0	509.8	—	—
Derivative instruments	40.5	—	40.5	—
Contingent consideration	14.6	—	—	14.6

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
•The fair value of the amounts outstanding under the Facility, €240 term loan, $200 term loan, and €185 term loan approximate carrying value, as the Company believes their variable interest rate terms correspond to current market terms, and therefore, are classified within Level 2 of the fair value hierarchy.
•The contingent consideration reflects the estimated fair value of contingent future cash payments to the previous owners of FPM for research and development tax credits that were generated by FPM prior to the acquisition date. The Company estimated the fair value of the contingent consideration based on the technical merits of the research and development tax credits using an internally developed analysis. The key inputs to this calculation include the nature of the research and development activities, personnel involved in the research and development activities, the level of research and development spend prior to acquisition by the Company, and interpretation of applicable tax law. The value of these credits is subject to audit by the tax authorities and to the closing of the statute of limitations for the year in which the tax credits are fully utilized, the timing of which is not able to be determined at this time, but we expect to extend several years. The inputs for the liability are unobservable, and therefore, are classified within Level 3 of the fair value hierarchy.

14.             Segment and Geographical Information

Hillenbrand is composed of two reportable operating segments: Advanced Process Solutions and Molding Technology Solutions. The Company’s reportable operating segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company’s CODM is the Chief Executive Officer. The Company’s CODM evaluates the performance of the operating segments and allocates resources to them based on Adjusted EBITDA. Adjusted EBITDA is the Company’s measure of segment performance.

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

Financial information for the Company’s reportable operating segments is presented below.

	For the year ended September 30, 2025
	Advanced Process Solutions	Molding Technology Solutions	Corporate	Total
Net revenue	$2,069.4	$604.4	$—	$2,673.8
Segment cost of goods sold	1,366.8	406.2	—	1,773.0
Adjusted other segment expenses (1)	357.1	99.1	56.6	512.8
Segment adjusted EBITDA	$345.5	$99.1	$(56.6)	$388.0

	For the year ended September 30, 2024
	Advanced Process Solutions	Molding Technology Solutions	Corporate	Total
Net revenue	$2,288.0	$894.8	$—	$3,182.8
Segment cost of goods sold	1,476.1	650.2	—	2,126.3
Adjusted other segment expenses (1)	388.7	102.3	53.8	544.8
Segment adjusted EBITDA	$423.2	$142.3	$(53.8)	$511.7

	For the year ended September 30, 2023
	Advanced Process Solutions	Molding Technology Solutions	Corporate	Total
Net revenue	$1,823.5	$1,002.5	$—	$2,826.0
Segment cost of goods sold	1,172.0	705.8	—	1,877.8
Adjusted other segment expenses (1)	295.8	109.6	59.6	465.0
Segment adjusted EBITDA	$355.7	$187.1	$(59.6)	$483.2

(1) Adjusted other segment expenses consists primarily of segment selling, general and administrative expenses.

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Year Ended September 30,
	2025	2024	2023
Net revenue
Advanced Process Solutions	$2,069.4	$2,288.0	$1,823.5
Molding Technology Solutions	604.4	894.8	1,002.5
Total net revenue	$2,673.8	$3,182.8	$2,826.0

Adjusted EBITDA (1)
Advanced Process Solutions	$345.5	$423.2	$355.7
Molding Technology Solutions	99.1	142.3	187.1
Corporate	(56.6)	(53.8)	(59.6)

Net revenue (2)
United States	$996.7	$1,318.0	$1,061.6
China	354.2	366.2	451.1
India	174.2	241.8	229.5
Germany	204.3	237.1	210.2
All other countries	944.4	1,019.7	873.6
Total net revenue	$2,673.8	$3,182.8	$2,826.0

(1)  Adjusted consolidated earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP measure used by management to measure segment performance and make operating decisions.
(2)  The Company attributes net revenue to a geography based upon the location of the end customer.

	September 30,
	2025	2024
Total assets assigned
Advanced Process Solutions	$3,438.1	$3,470.8
Molding Technology Solutions	824.7	1,600.0
Corporate	204.3	167.9
Total assets assigned	$4,467.1	$5,238.7

Tangible long-lived assets, net
United States	$86.1	$186.1
Germany	125.9	134.5
China	42.1	37.1
India	6.6	35.6
All other foreign business units	81.9	92.0
Tangible long-lived assets, net	$342.6	$485.3

The following schedule reconciles segment adjusted EBITDA to consolidated net income (loss):

	Year Ended September 30,
	2025	2024	2023
Adjusted EBITDA:
Advanced Process Solutions	$345.5	$423.2	$355.7
Molding Technology Solutions	99.1	142.3	187.1
Corporate	(56.6)	(53.8)	(59.6)
Add:
Income from discontinued operations (net of income tax (benefit) expense)	—	2.2	462.6
Less:
Interest expense, net	94.5	121.5	77.7
Income tax (benefit) expense	(54.5)	64.8	102.8
Depreciation and amortization	138.5	158.0	125.6
Impairment charges	83.5	265.0	—
Pension settlement (gain) charges	(1.7)	35.2	—
Business acquisition, divestiture, and integration costs	65.1	72.2	46.2
Restructuring and restructuring-related charges	21.4	26.2	5.1
Gain on sale of property, plant, and equipment (1)	—	(33.7)	—
Gain on equity method investment	(68.1)	—	—
Inventory step-up costs	—	0.6	11.7
Loss on divestiture	57.2	—	—
Other non-recurring costs related to a discrete commercial dispute	—	6.1	—
Consolidated net income (loss)	$52.1	$(202.0)	$576.7

(1)  The Company entered into a one-time sale-leaseback transaction during the year ended September 30, 2024 and recognized a gain of $33.7, which is included in gain on sale of property, plant, and equipment in the Consolidated Statement of Operations for the year ended September 30, 2024 (see Note 5.)

15.             Restructuring

Hillenbrand periodically undergoes restructuring activities in order to enhance profitability through streamlined operations and an improved overall cost structure. The following schedule details the restructuring charges by reportable operating segment and the classification of those charges on the Consolidated Statements of Operations.

	Year Ended September 30,
	2025			2024			2023
	Cost of goods sold	Selling, general and administrative expenses	Total	Cost of goods sold	Selling, general and administrative expenses	Total	Cost of goods sold	Selling, general and administrative expenses	Total
Advanced Process Solutions	$8.3	$5.8	$14.1	$0.3	$1.7	$2.0	$(0.1)	$1.3	$1.2
Molding Technology Solutions	1.2	1.8	3.0	14.3	5.1	19.4	2.1	0.9	3.0
Corporate	—	0.6	0.6	—	—	—	—	0.2	0.2
Total	$9.5	$8.2	$17.7	$14.6	$6.8	$21.4	$2.0	$2.4	$4.4

During the year ended September 30, 2025, the Company incurred restructuring costs driven by footprint consolidation and operational efficiency improvements. The Company expects that substantially all of the costs will result in future cash expenditures, and we anticipate the majority of these cash expenditures to be paid in the next twelve months. During the year ended September 30, 2024, the Company announced a program to reduce costs and improve operational efficiency within the Molding Technology Solutions reportable operating segment. At September 30, 2025, $5.6 of restructuring costs were accrued and are expected to be paid over the next twelve months.

16.             Subsequent Event

As announced on October 15, 2025, on October 14, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LSF12 Helix Parent, LLC, a Delaware limited liability company (“Parent”), and LSF12 Helix Merger Sub, Inc., an Indiana corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into Hillenbrand (the “Merger”), with Hillenbrand surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Lone Star Funds XII, L.P.

At the effective time of the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, each share of the Company’s Common Stock issued and outstanding immediately prior to such time, other than shares of the Company’s Common Stock owned by Hillenbrand, any wholly owned subsidiary of Hillenbrand, Parent, Merger Sub or any other wholly owned subsidiary of Parent (each of which will be cancelled), will be converted into the right to receive $32.00 in cash, without interest.

The transactions contemplated by the Merger Agreement were unanimously approved by Hillenbrand’s Board of Directors, and the Merger is expected to close by the end of the first quarter of calendar year 2026, subject to customary closing conditions, including approval by Hillenbrand shareholders and receipt of required regulatory approvals.

SCHEDULE II
HILLENBRAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

		Additions
(in millions)	Balance at Beginning of Period	Charged to Revenue, Costs, and Expense	Charged to Other Accounts	Deductions Net of Recoveries (a)	Divestiture (b)	Balance at End of Period
Allowance for credit losses:

Year ended September 30, 2025	$13.6	$2.2	$0.2	$(4.2)	$(0.5)	$11.3
Year ended September 30, 2024	$10.1	$3.8	$0.4	$(0.7)	$—	$13.6
Year ended September 30, 2023	$6.4	$2.6	$1.7	$(0.6)	$—	$10.1

Allowance for inventory valuation:

Year ended September 30, 2025	$47.8	$10.3	$2.1	$(7.7)	$(13.1)	$39.4
Year ended September 30, 2024	$41.7	$9.4	$1.4	$(4.7)	$—	$47.8
Year ended September 30, 2023	$29.5	$8.9	$5.8	$(2.5)	$—	$41.7

(a)   Reflects the write-off of specific trade receivables against recorded reserves and other adjustments.
(b) Reflects the impact of the Milacron divestiture on March 31, 2025.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2025.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, of this Form 10-K.

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

Item 9B.    OTHER INFORMATION

(b) Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information related to executive officers is included in this report under Part I, Item 1 within the caption “Information about our Executive Officers.”  Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), which section is incorporated herein by reference. Information regarding our Code of Ethical Business Conduct, compliance with Section 16(a) of the Exchange Act, and the corporate governance matters covered by this Item is incorporated by reference to the 2026 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees” and “Delinquent Section 16(a) Reports.” Information related to corporate governance of the Company, including its Code of Ethical Business Conduct, information concerning executive officers, directors and Board committees, and transactions in our securities by directors and executive officers, is also available free of charge on or through the “Investors” section of our website at www.hillenbrand.com.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement, where such information will be included under the headings “The Board of Directors and Committees,” “Executive Compensation,” “Security Ownership of Beneficial Owners of More than 5% of the Company’s Common Stock,” and “Compensation of Directors.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement, where such information will be included under the headings “Election of Directors,” “Security Ownership of Directors and Management,” and “Equity Compensation Plan Information.”

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement, where such information will be included under the heading “The Board of Directors and Committees.”

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement, where such information will be included under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)   Consolidated Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 48.

(2) Consolidated Financial Statement Schedule

The financial statement schedule on page 95 is filed in response to Item 8 and Item 15(d) of Form 10-K and is listed on the Index to Consolidated Financial Statements.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index

Exhibit 2.1	***	Contribution and Purchase Agreement, dated February 5, 2025, between BCSS IOTA (A), LLC, as Purchaser, and Milacron LLC, as Seller (Incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q filed April 29, 2025)
Exhibit 2.2	***	Securities Purchase Agreement, dated as of September 15, 2022, among Hillenbrand France Acquisition Holdings SAS and the Sellers identified therein with respect to Linxis Group (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 15, 2022)
Exhibit 2.3	***	Share Purchase Agreement, dated as of May 23, 2023, between Milacron LLC and Schenck
Process Holdings GmbH (Incorporated by reference to Exhibit 2.1 to Current Report on Form
8-K filed September 1, 2023)
Exhibit 2.4		Securities Purchase Agreement, dated as of December 15, 2022, between BL Memorial Partners, LLC and Hillenbrand, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 21, 2022)
Exhibit 2.5	***	Agreement and Plan of Merger, dated as of October 14, 2025, by and among Hillenbrand Inc., LSF12 Helix Parent, LLC and LSF12 Helix Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 16, 2025)
Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of April 26, 2024 (Incorporated by reference as Exhibit 3.2 to Quarterly Report on Form 10-Q filed April 30, 2024)
Exhibit 4.1		Form of Indenture between Hillenbrand, Inc. and U.S. Bank National Association as trustee, dated July 09, 2010 (Incorporated by reference to Exhibit 4.11 to Form S-3 filed July 6, 2010)
Exhibit 4.2		Supplemental Indenture dated as of January 10, 2013, by and among Hillenbrand, Inc., Batesville Casket Company, Inc., Batesville Manufacturing, Inc., Batesville Services, Inc., Coperion Corporation, K-Tron Investment Co., TerraSource Global Corporation, Process Equipment Group, Inc., Rotex Global, LLC, and U.S. Bank National Association, as trustee (the “Trustee”) (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 11, 2013)
Exhibit 4.3		Supplemental Indenture No.3, dated as of September 25, 2019, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.4		Form of the Company’s 4.500% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 25, 2019)
Exhibit 4.5	*	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act
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

Exhibit 4.10		Supplemental Indenture No. 7, dated as of March 3, 2021, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2021)
Exhibit 4.11		Form of the Company’s 3.7500% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2021)
Exhibit 4.12		Supplemental Indenture No. 11, dated as of February 14, 2024, by and among the Company, the subsidiary guarantors party thereto and the Trustee (Incorporated by reference to Exhibit 4.2 to current Report on Form 8-K filed February 14, 2024)
Exhibit 4.13		Form of the Company’s 6.2500% Senior Notes due 2029 (included in Exhibit 4.12)
Exhibit 10.1	**	Form of Indemnity Agreement between Hillenbrand, Inc. and its non-employee directors (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10)
Exhibit 10.2	**	Hillenbrand, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed May 14, 2008)
Exhibit 10.3	**	Hillenbrand, Inc. Executive Deferred Compensation Program (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10)
Exhibit 10.4	**	Hillenbrand, Inc. Supplemental Executive Retirement Plan (As Amended and Restated July 1, 2010) (Incorporated by reference as Exhibit 10.31 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.5	**	Hillenbrand, Inc. Supplemental Retirement Plan effective as of July 1, 2010 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed November 23, 2010)
Exhibit 10.6	**	Employment Agreement dated as of December 30, 2021, between Hillenbrand, Inc. and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed February 2, 2022)
Exhibit 10.7	**	Change in Control Agreement dated as of December 30, 2021, between Hillenbrand, Inc. and Kimberly K. Ryan (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed February 2, 2022)
Exhibit 10.8	**	Form of Change in Control Agreement dated June 26, 2025, between Hillenbrand, Inc, and Megan A. Walke (Incorporated by reference to the form filed as Exhibit 10.6 to Current Report on form 8-K filed February 11, 2021)
Exhibit 10.9		Private Shelf Agreement dated as of December 6, 2012, by and between Hillenbrand, Inc. and Prudential Investment Management, Inc. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed February 4, 2013)
Exhibit 10.10	**
Amended and Restated Hillenbrand, Inc. Stock Incentive Plan (Amended and Restated as of December 3, 2020 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2021)

Exhibit 10.11	**	Hillenbrand, Inc. Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2014)
Exhibit 10.12	**	Hillenbrand, Inc. Third Amended and Restated Short-Term Incentive Compensation Plan for Key Executives (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2021)
Exhibit 10.13	**	Employment Agreement, dated January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.14	**	Restricted Stock Unit Award Agreement, dated as of January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.15	**	Sign-on and Retention Agreement, dated as of November 17, 2021, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.16	**	Cash Award Agreement, dated as of January 3, 2022, between Hillenbrand, Inc. and Aneesha Arora (Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed November 16, 2022)

Exhibit 10.17	**	Employment Agreement, dated as of October 1, 2015, between Hillenbrand, Inc. and Nicholas Farrell (Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.18	**	Form of Change in Control Agreement (2021 revision) (Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed November 16, 2022)
Exhibit 10.19		Amendment No. 1 to Private Shelf Agreement, dated December 15, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 19, 2014)
Exhibit 10.20		Amendment No. 2 to Private Shelf Agreement, dated December 19, 2014, by and among Hillenbrand, Inc., Prudential Investment Management, Inc. and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 19, 2014)
Exhibit 10.21		Amendment No. 3 to Private Shelf Agreement, dated March 24, 2016, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), and each Prudential Affiliate (as therein defined) that has become or becomes bound thereby (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2016)
Exhibit 10.22		Amendment No. 4 to the Private Shelf Agreement, dated as of December 8, 2017, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2017)
Exhibit 10.23	**	Employment Agreement dated as of June 18, 2018, by and between Hillenbrand, Inc. and J. Michael Whitted (Incorporated by reference as Exhibit 10.33 to Annual Report on Form 10-K filed November 13, 2018)
Exhibit 10.24	**	Employment Agreement dated January 1, 2025, by and between Hillenbrand Germany
Holding GmbH and Ulrich Bartel (Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 29,2025)
Exhibit 10.25	**	Employment Agreement, dated March 30, 2020, by and between Mold-Masters (2007) Limited and Ling An-Heid (Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 3, 2021)
Exhibit 10.26		Amendment No. 5 to Private Shelf Agreement, dated as of September 4, 2019, by and among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors named therein, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 4, 2019)
Exhibit 10.27
Amendment No. 6 to Private Shelf Agreement, dated as of January 10, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed January 10, 2020)

Exhibit 10.28	***	Warranty Agreement, dated as of September 15, 2022, by and between Hillenbrand France Acquisition Holding SAS and the Sellers identified therein with respect to Linxis Group (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 15, 2022)
Exhibit 10.29
Amendment No. 7 to Private Shelf Agreement, dated as of May 19, 2020, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed May 20, 2020)

Exhibit 10.30	***	Syndicated L/G Facility Agreement, dated June 21, 2022, among Hillenbrand, Inc., certain of its subsidiaries party thereto, Commerzbank Aktiengesellschaft and other lenders party thereto, and Commerzbank Finance & Covered Bond S.A., acting as agent (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2022)
Exhibit 10.31	**	Form of Performance-Based Unit Award Agreement (Shareholder Value Delivered) (2021 revision) (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.32	**	Form of Performance Based Unit Award Agreement (Relative Total Shareholder Return) (2021 revision) (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.33	**	Form of Restricted Stock Unit Award Agreement (2021 revision) (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 11, 2021)
Exhibit 10.34	**	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) (2021 revision) (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed February 11, 2021)

Exhibit 10.35		Amendment No. 8 to Private Shelf Agreement, dated as of June 9, 2022, among Hillenbrand, Inc., PGIM, Inc. (f/k/a Prudential Investment Management, Inc.), the subsidiary guarantors party thereto, and the additional parties thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed June 13, 2022)
Exhibit 10.36		Amendment and Restatement Agreement, dated June 22, 2023, between Hillenbrand, Inc., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Commerzbank Aktiengesellschaft and the other financial institutions party thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed June 23, 2023)
Exhibit 10.37		Executive Matching Shares Program (Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 7, 2024)
Exhibit 10.38	***	Agreement for Purchase and Sale of Real Property, dated September 11, 2024, by and between Milacron LLC and HILBAOH001 LLC and HILMTOH001 LLC (Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2024)
Exhibit 10.39		Amendment, dated September 24, 2024, to the L/G facility agreement, originally dated June 21, 2022 and amended and restated on June 22, 2023, between Hillenbrand, Inc., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Commerzbank Aktiengesellschaft and the other financial institutions party thereto (Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 24, 2024)
Exhibit 10.40	***	Fifth Amended and Restated Credit Agreement, dated as of July 9, 2025, among Hillenbrand, Inc., as a borrower, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as administrative agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 9, 2025)
Exhibit 10.41	***	Consent and Amendment Request, dated July 4, 2025, among Hillenbrand, Inc., the subsidiary borrowers party thereto and the subsidiary guarantors party thereto and confirmed by Commerzbank Aktiengesellschaft, as agent, on July 17, 2025 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 22, 2025)
Exhibit 19	*	Insider Trading and Disclosure Policy
Exhibit 21.1	*	Subsidiaries of Hillenbrand, Inc.
Exhibit 22	*	List of Guarantor Subsidiaries of Hillenbrand, Inc.
Exhibit 23.1	*	Consent of Ernst & Young LLP
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 97.1		Hillenbrand, Inc. Clawback Policy (Incorporated by reference as Exhibit 97.1 to Annual Report on Form 10-K filed November 15, 2023)
The following documents are being filed pursuant to Inline XBRL:

Exhibit 101		The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3) of this Form 10-K.
***	Schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND, INC.

By:	/s/ Kimberly K. Ryan
Kimberly K. Ryan
President and Chief Executive Officer
November 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Helen W. Cornell	Chairperson of the Board	November 19, 2025
Helen W. Cornell

/s/ Kimberly K. Ryan	President, Chief Executive Officer, and Director	November 19, 2025
Kimberly K. Ryan	(Principal Executive Officer)

/s/ Megan A. Walke	Interim Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer	November 19, 2025
Megan A. Walke	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Gary L. Collar	Director	November 19, 2025
Gary L. Collar

/s/ Joy M. Greenway	Director	November 19, 2025
Joy M. Greenway

/s/ Daniel C. Hillenbrand	Director	November 19, 2025
Daniel C. Hillenbrand

/s/ Joseph T. Lower	Director	November 19, 2025
Joseph T. Lower

/s/ Neil S. Novich	Director	November 19, 2025
Neil S. Novich

/s/ Dennis W. Pullin	Director	November 19, 2025
Dennis W. Pullin

/s/ Jennifer W. Rumsey	Director	November 19, 2025
Jennifer W. Rumsey

/s/ Inderpreet Sawhney	Director	November 19, 2025
Inderpreet Sawhney

/s/ Stuart A. Taylor II	Director	November 19, 2025
Stuart A. Taylor II