Form 10-Q
period 2025-12-31
Hillenbrand, Inc.
filed 2026-02-09
CIK 1417398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

The registrant had 70,656,607 shares of common stock, no par value per share, outstanding as of February 4, 2026.

HILLENBRAND, INC.

PART I — FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS

Hillenbrand, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2025	2024
Net revenue	$550.2	$706.9
Cost of goods sold	366.5	471.9
Gross profit	183.7	235.0
Selling, general, and administrative expenses	149.2	171.1
Amortization expense	22.8	25.2
Loss on divestiture	3.4	—
Pension settlement gain	—	(1.7)
Interest expense, net	20.2	25.1
(Loss) income before income taxes	(11.9)	15.3
Income tax (benefit) expense	(12.9)	6.4
Consolidated net income	1.0	8.9
Less: Net income attributable to noncontrolling interests	3.2	2.5
Net (loss) income attributable to Hillenbrand	$(2.2)	$6.4

(Loss) earnings per share
Basic (loss) earnings per share	$(0.03)	$0.09
Diluted (loss) earnings per share	$(0.03)	$0.09
Weighted average shares outstanding (basic)	70.9	70.6
Weighted average shares outstanding (diluted)	70.9	70.6

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended December 31,
	2025	2024
Consolidated net income	$1.0	$8.9
Changes in other comprehensive income (loss), net of tax:
Currency translation adjustment (1)	10.5	(63.9)
Pension and postretirement	0.1	0.8
Change in net unrealized (loss) gain on derivative instruments	(0.6)	27.9
Total changes in other comprehensive income (loss), net of tax	10.0	(35.2)
Consolidated comprehensive income (loss)	11.0	(26.3)
Less: Comprehensive income attributable to noncontrolling interests	2.9	1.9
Comprehensive income (loss) attributable to Hillenbrand	$8.1	$(28.2)

(1)Includes gains and losses on intra-entity foreign currency transactions that are of a long-term investment nature.

See Condensed Notes to Consolidated Financial Statements

Hillenbrand, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2025 (unaudited)	September 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$173.1	$164.8
Trade receivables, net	280.7	297.3
Receivables from long-term manufacturing contracts, net	274.7	278.8
Inventories, net	349.4	344.0
Prepaid expenses and other current assets	154.3	156.6
Total current assets	1,232.2	1,241.5
Property, plant, and equipment, net	233.9	238.5
Operating lease right-of-use assets, net	107.8	104.1
Intangible assets, net	1,116.9	1,136.0
Goodwill	1,607.5	1,601.4
Equity method investments	62.7	69.2
Other long-term assets	108.1	76.4
Total Assets	$4,469.1	$4,467.1

LIABILITIES
Current Liabilities
Trade accounts payable	$342.5	$364.4
Liabilities from long-term manufacturing contracts and advances	238.9	241.9
Current portion of long-term debt	22.9	22.8
Accrued compensation	83.2	109.0
Other current liabilities	279.0	282.6
Total current liabilities	966.5	1,020.7
Long-term debt	1,556.1	1,502.0
Accrued pension and postretirement healthcare	81.7	82.5
Operating lease liabilities	80.4	77.1
Deferred income taxes	196.6	190.0
Other long-term liabilities	167.6	170.6
Total Liabilities	$3,048.9	$3,042.9

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Common stock, no par value (75.8 and 75.8 shares issued, 70.7 and 70.2 shares outstanding)	—	—
Additional paid-in capital	713.5	717.9
Retained earnings	1,005.4	1,024.0
Treasury stock (5.1 and 5.3 shares, at cost)	(220.0)	(227.1)
Accumulated other comprehensive loss	(117.8)	(128.1)
Hillenbrand Shareholders’ Equity	1,381.1	1,386.7
Noncontrolling interests	39.1	37.5
Total Shareholders’ Equity	1,420.2	1,424.2

Total Liabilities and Shareholders’ Equity	$4,469.1	$4,467.1

See Condensed Notes to Consolidated Financial Statements
4

Hillenbrand, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended December 31,
	2025	2024
Operating activities
Consolidated net income	$1.0	$8.9
Adjustments to reconcile consolidated net income to cash provided by (used in) operating activities:
Depreciation and amortization	33.0	37.9
Deferred income taxes	(27.8)	(4.8)
Amortization of deferred financing costs	1.0	1.2
Share-based compensation	4.7	4.7
Trade accounts receivable, net and receivables from long-term manufacturing contracts	20.1	17.2
Inventories, net	(4.0)	(13.3)
Prepaid expenses and other current assets	0.3	(3.6)
Trade accounts payable	(22.8)	(23.8)
Liabilities from long-term manufacturing contracts and advances,
accrued compensation, and other current liabilities	(37.0)	(25.8)
Income taxes payable	5.8	(8.9)
Accrued pension and postretirement	(0.3)	(0.5)
Other, net	(1.4)	(0.5)
Net cash used in operating activities	(27.4)	(11.3)

Investing activities
Capital expenditures	(4.2)	(10.2)
Proceeds from sales of property, plant, and equipment	3.2	0.5
Cross-currency swap settlement	—	9.1
Collection of deferred purchase price receivables	2.4	10.1
Net cash provided by investing activities	1.4	9.5

Financing activities
Repayments on long-term debt	(5.7)	(4.9)
Proceeds from revolving credit facilities	122.2	119.6
Repayments on revolving credit facilities	(65.5)	(68.2)
Payments of dividends on common stock	(16.1)	(15.8)
Proceeds from stock option exercises	0.7	0.8
Payments for employee taxes on net settlement equity awards	(3.0)	(3.2)
Other, net	(1.4)	(1.5)
Net cash provided by financing activities	31.2	26.8

Effect of exchange rates on cash and cash equivalents	1.7	(14.4)

Net cash flows	6.9	10.6

Cash, cash equivalents, and restricted cash:
At beginning of period	191.4	227.9
At end of period	$198.3	$238.5

See Condensed Notes to Consolidated Financial Statements

5

Hillenbrand, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
(in millions)

	Three Months Ended December 31, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2025	75.8	$717.9	$1,024.0	5.3	$(227.1)	$(128.1)	$37.5	$1,424.2
Total other comprehensive loss, net of tax	—	—	—	—	—	10.3	(0.3)	10.0
Net (loss) income	—	—	(2.2)	—	—	—	3.2	1.0
Issuance/retirement of stock for stock awards/options	—	(9.4)	—	(0.2)	7.1	—	—	(2.3)
Share-based compensation	—	4.7	—	—	—	—	—	4.7
Dividends ($0.2275 per share)	—	0.3	(16.4)	—	—	—	(1.3)	(17.4)
Balance at December 31, 2025	75.8	$713.5	$1,005.4	5.1	$(220.0)	$(117.8)	$39.1	$1,420.2

	Three Months Ended December 31, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares			Shares	Amount
Balance at September 30, 2024	75.8	$712.6	$1,045.2	5.6	$(238.2)	$(96.6)	$34.4	$1,457.4
Total other comprehensive income, net of tax	—	—	—	—	—	(34.6)	(0.6)	(35.2)
Net income	—	—	6.4	—	—	—	2.5	8.9
Issuance/retirement of stock for stock awards/options	—	(10.0)	—	(0.2)	7.6	—	—	(2.4)
Share-based compensation	—	4.7	—	—	—	—	—	4.7
Dividends ($0.225 per share)	—	0.3	(16.1)	—	—	—	(1.2)	(17.0)
Balance at December 31, 2024	75.8	$707.6	$1,035.5	5.4	$(230.6)	$(131.2)	$35.1	$1,416.4

See Condensed Notes to Consolidated Financial Statements

6

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

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information required in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The unaudited Consolidated Financial Statements have been prepared on the same basis as, and should be read in conjunction with, the audited Consolidated Financial Statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the SEC on November 19, 2025. In the opinion of management, these unaudited Consolidated Financial Statements reflect all adjustments necessary to present a fair statement of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature. The interim period results are subject to variation and are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year.

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

The transactions contemplated by the Merger Agreement were unanimously approved by Hillenbrand’s Board of Directors, and Hillenbrand’s shareholders voted to approve the Merger Agreement at a special meeting of the Company’s shareholders on
7

January 8, 2026. The Merger is expected to close by the end of the first quarter of calendar year 2026, subject to customary closing conditions.

2.Summary of Significant Accounting Policies

The significant accounting policies used in preparing the Consolidated Financial Statements are consistent with the accounting policies described in the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2025.

Recently issued accounting standards

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

Contract balances

The balance in receivables from long-term manufacturing contracts at December 31, 2025 and September 30, 2025, was $274.7 and $278.8, respectively. The change was driven by the impact of net revenue recognized prior to billings to customers. The balance in the liabilities from long-term manufacturing contracts and advances at December 31, 2025 and September 30, 2025, was $238.9 and $241.9, respectively, and consists primarily of cash payments received or due in advance of satisfying performance obligations. The net revenue recognized for the three months ended December 31, 2025 and 2024, related to liabilities from long-term manufacturing contracts and advances as of September 30, 2025 and 2024, was $76.0 and $95.6, respectively. During the three months ended December 31, 2025 and 2024, the adjustments related to performance obligations satisfied in previous periods were immaterial.

Transaction price allocated to the remaining performance obligations

As of December 31, 2025, the aggregate amount of transaction price of remaining performance obligations for the Company, which corresponds to backlog as defined in Part I, Item 2 of this Quarterly Report on Form 10-Q, was $1,486.7. Approximately 74% of these performance obligations are expected to be satisfied over the next twelve months, and the remaining performance obligations, primarily within one to three years.

8

Disaggregation of revenue

The following tables present net revenue by geography:

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Geography (1)
Americas	$198.5	$29.0	$227.5	$229.2	$102.9	$332.1
Asia	128.4	31.6	160.0	128.8	60.2	189.0
Europe, the Middle East, and Africa	136.7	26.0	162.7	153.1	32.7	185.8
Total	$463.6	$86.6	$550.2	$511.1	$195.8	$706.9

(1)The Company attributes net revenue to a geography based upon the location of the end customer.

The following tables present net revenue by timing of transfer:

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Advanced Process Solutions	Molding Technology Solutions	Total	Advanced Process Solutions	Molding Technology Solutions	Total
Timing of transfer
Point in time	$256.5	$85.7	$342.2	$269.8	$181.1	$450.9
Over time	207.1	0.9	208.0	241.3	14.7	256.0
Total	$463.6	$86.6	$550.2	$511.1	$195.8	$706.9

9

4.Supplemental Consolidated Balance Sheet Information

	December 31, 2025	September 30, 2025
Allowance for credit losses	$11.8	$11.3

Warranty reserves	$43.1	$46.0

Accumulated depreciation on property, plant, and equipment	$251.8	$245.0

Inventories, net:
Raw materials and components	$165.8	$164.7
Work in process	86.4	81.9
Finished goods	97.2	97.4
Total inventories, net	$349.4	$344.0

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$173.1	$208.0
Short-term restricted cash included in other current assets	6.5	6.9
Long-term restricted cash included in other long-term assets	18.7	23.6
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$198.3	$238.5

Equity Method Investment

The Consolidated Financial Statements include our 48.74% interest in Milacron Holdings, which is accounted for using the equity method of accounting as we have significant influence over the operating and financial policies but not controlling interests. When we record our proportionate share of net income, we record it as a reduction or increase to selling, general and administrative expenses in the Consolidated Statements of Operations and adjust the carrying value of our equity method investment. The value of our equity method investments, which is recorded in Equity method investments in the Consolidated Balance Sheet, was $62.6 and $68.8 at December 31, 2025 and September 30, 2025, respectively. We recorded our proportionate share of net (loss) income from equity method investments of $(6.2) and $2.8 for the three months ended December 31, 2025 and 2024, respectively, as a component of selling, general and administrative expenses.

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

All outstanding amounts related to suppliers participating in the SCF program are recorded upon confirmation with the third-party financial institutions in trade accounts payable in the Consolidated Balance Sheets, and associated payments are included in cash used in operating activities in the Consolidated Statements of Cash Flows. The Company’s outstanding obligations included in trade accounts payable as of December 31, 2025 and September 30, 2025, were $12.5 and $13.7, respectively.

Trade Receivables Financing Agreements

The Company sells a small percentage of its trade receivables to outside financial institutions in the normal course of business. These trade receivable financing agreements are accounted for as a true sale of assets under the provisions of Accounting Standards Codification (“ASC”) 860, Transfer and Servicing (“ASC 860”). For one of the Company’s trade receivable financing agreement with a financial institution (the “Agreement”), we receive the majority of the proceeds of the trade receivables sold to the financial institution upon sale in cash (level 1 fair value measurement) with the remaining portion of the proceeds held by the financial institution as a deferred purchase price (“DPP”) (level 2 fair value measurement) until the collection of the trade receivables sold. The DPP receivables are ultimately realized by the Company following the collection of the underlying trade receivables sold to the financial institution (typically within 90 - 120 days). As defined in the Agreement, the financial institution is responsible for any credit risk associated with the sold trade receivables. There is no limit on the amount of trade receivables that can be sold under the Agreement; however, all trade receivables must be accepted by the financial institution prior to sale.

Sales of trade receivables under the Agreement and other trade receivable factoring arrangements were $76.7 and $70.8 for the three months ended December 31, 2025 and 2024, respectively, and cash collections from customers on trade receivables sold were $75.7 and $71.7 during the three months ended December 31, 2025 and 2024, respectively. The Company acts as a servicer (collects customer cash on behalf of the financial institution) for one of its trade receivables factoring arrangements. The servicing fee associated with this trade receivables factoring arrangement was not material to the Company for the three months ended December 31, 2025 or 2024, respectively. Amounts collected on behalf of the financial institution under this trade receivables factoring arrangement and owed to the financial institution were $0.6 and $4.2 at December 31, 2025 and September 30, 2025, respectively. The loss on the sale of trade receivables under the Agreement and other trade receivables factoring arrangements was not material to the Company for the three months ended December 31, 2025 or 2024. As of December 31, 2025 and September 30, 2025, trade receivables in the amount of $26.5 and $28.3, respectively were sold to the financial institution and are not reflected in trade receivables in the Consolidated Balance Sheets.

The following roll forward summarizes the activity related to the DPP receivables:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Beginning DPP receivables balance	$3.7	$6.7
Non-cash additions to DPP receivables	3.4	9.2
Cash collections on DPP receivables	(2.4)	(10.1)
Ending DPP receivables balance	$4.7	$5.8

5.Leases

For the three months ended December 31, 2025 and 2024, the Company recognized $8.0 and $10.5 of operating lease expense, respectively, including short-term lease expense and variable lease costs, which were immaterial in each period. The Company’s finance leases were insignificant as of December 31, 2025 and September 30, 2025.

The following table presents supplemental Consolidated Balance Sheet information related to the Company’s operating leases:

	December 31, 2025	September 30, 2025
Operating lease right-of-use assets, net	$107.8	$104.1

Other current liabilities	20.0	19.6
Operating lease liabilities	80.4	77.1
Total operating lease liabilities	$100.4	$96.7

Weighted-average remaining lease term (in years)	5.6	5.6

Weighted-average discount rate	4.5%	4.3%

As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

2026 (excluding the three months ended December 31, 2025)	$19.0
2027	22.1
2028	19.3
2029	17.0
2030	15.5
Thereafter	21.2
Total lease payments	114.1
Less: imputed interest	(13.7)
Total present value of lease payments	$100.4

Supplemental Consolidated Statements of Cash Flow information related to the Company’s operating leases is as follows:

	Three Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$6.7	$8.0
Operating lease right-of-use assets, net obtained in exchange for new operating lease liabilities	6.1	4.6

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

The following table summarizes the carrying amounts and related accumulated amortization for intangible assets as of:

	December 31, 2025		September 30, 2025
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived assets:
Customer relationships	$1,245.7	$(439.3)	$1,239.7	$(419.1)
Technology, including patents	189.3	(116.7)	189.0	(113.4)
Software	67.5	(40.9)	66.5	(39.2)
Trade names	54.0	(18.2)	53.9	(16.7)
	1,556.5	(615.1)	1,549.1	(588.4)
Indefinite-lived assets:
Trade names	175.5	—	175.3	—

Total	$1,732.0	$(615.1)	$1,724.4	$(588.4)

Finite-lived intangible assets, net of $623.3 and $638.1 are included in the Advanced Process Solutions reportable operating segment at December 31, 2025 and September 30, 2025, respectively. Indefinite-lived intangible assets of $115.0 and $114.8 are included in the Advanced Process Solutions reportable operating segment at December 31, 2025 and September 30, 2025, respectively. The net change in intangible assets in the Advanced Process Solutions reportable operating segment during the three months ended December 31, 2025, was driven primarily by amortization and foreign currency adjustments.

Finite-lived intangible assets, net of $302.3 and $306.2 are included in the Molding Technology Solutions reportable operating segment at December 31, 2025 and September 30, 2025, respectively. Indefinite-lived intangible assets of $60.5 are included in the Molding Technology Solutions reportable operating segment at both December 31, 2025 and September 30, 2025. The net change in intangible assets in the Molding Technology Solutions reportable operating segment during the three months ended December 31, 2025, was driven primarily by amortization and foreign currency adjustments.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. Goodwill has been assigned to reporting units within the reportable operating segments. The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.  Impairment testing is performed at a reporting unit level.

The following table summarizes the changes in the Company’s goodwill, by reportable operating segment, for the three months ended December 31, 2025:

	Advanced Process Solutions	Molding Technology Solutions	Total
Balance as of September 30, 2025	$1,458.8	$142.6	$1,601.4
Foreign currency adjustments	4.6	1.5	6.1
Balance as of December 31, 2025	$1,463.4	$144.1	$1,607.5

During the three months ended December 31, 2025 and 2024, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

7.Financing Agreements
The following table summarizes Hillenbrand’s current and long-term debt as of:

	December 31, 2025	September 30, 2025
$1,000 revolving credit facility (excluding outstanding letters of credit)	$283.5	$225.0
€240 term loan	278.7	281.3
$175 term loan	172.8	175.0
$500 senior unsecured notes (1)	496.2	495.8
$350 senior unsecured notes (2)	347.8	347.7
Total debt	1,579.0	1,524.8
Less: current portion	22.9	22.8
Total long-term debt	$1,556.1	$1,502.0

(1)Includes unamortized debt issuance costs of $3.8 and $4.2 at December 31, 2025 and September 30, 2025, respectively.
(2)Includes unamortized debt issuance costs of $2.2 and $2.3 at December 31, 2025 and September 30, 2025, respectively.

On July 9, 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which governs the multi-currency revolving credit facility (the “Facility”), by and among Hillenbrand and certain of its affiliates, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amended Credit Agreement decreased the maximum principal amount available for borrowing under the Facility to $700.0. The Amended Credit Agreement extended the maturity date of the Facility to July 9, 2030. The Amended Credit Agreement further provided for a U.S. Dollar denominated $175.0 term loan facility (the “$175 Term Loan”) and a delayed-draw term loan facility in an aggregate principal amount of up to €240.0 (the “€240 Term Loan”). As of December 31, 2025, the Company had $15.8 in outstanding letters of credit issued and $400.7 of borrowing capacity under the Facility, of which $34.5 was available as of such date based on the Company’s most restrictive covenant. The weighted-average interest rate on borrowings under the Facility was 3.52% and 4.96% for the three months ended December 31, 2025 and 2024, respectively. The weighted average facility fee on the Facility was 0.24% and 0.24% for the three months ended December 31, 2025 and 2024, respectively. The weighted-average interest rate on the $175 term loan was 5.85% for the three months ended December 31, 2025. The weighted-average interest rate on the €240 term loan was 3.74% for the three months ended December 31, 2025.

Remaining unamortized deferred financing costs related to the Facility, $175 term loan and €240 term loan were $5.5 in aggregate, as of December 31, 2025, and are being amortized to interest expense over the remaining term of these agreements.

In the normal course of business, the Company provides, primarily to certain customers, bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, the Company maintains adequate capacity to provide the guarantees. As of December 31, 2025 and September 30, 2025, the Company had credit arrangements totaling $668.0 and $666.1, respectively, under which $363.3 and $374.3, respectively, were used for guarantees. These arrangements include the Company’s Syndicated L/G Facility Agreement (“L/G Facility”) and other ancillary credit facilities. Remaining unamortized deferred financing costs related to the L/G Facility were $1.2 as of December 31, 2025, and are being amortized to interest expense over the remaining term of the agreement.

As of December 31, 2025, Hillenbrand was in compliance with all covenants contained in the foregoing agreements and credit instruments and there were no events of default.

8.Retirement Benefits

Defined Benefit Plans

Components of net periodic pension cost (benefit) included in the Consolidated Statements of Operations were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2025	2024	2025	2024
Service costs	$—	$—	$0.8	$0.7
Interest costs	0.2	0.2	0.7	0.8
Expected return on plan assets	—	—	(0.3)	(0.3)
Amortization of net loss (gain)	0.1	—	0.1	(0.2)
Settlement gain	—	(1.7)	—	—
Net periodic pension cost (benefit)	$0.3	$(1.5)	$1.3	$1.0

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

Defined Contribution Plans

Expenses related to the Company’s defined contribution plans were $3.1 and $3.1 for the three months ended December 31, 2025, and 2024, respectively.

9.Income Taxes

The effective tax rates for the three months ended December 31, 2025 and 2024 were 108.4% and 41.8%, respectively. The increase in the effective tax rate was primarily driven by one-time discrete impacts related to the finalization of the income tax accounting related to the sale of Milacron and related restructuring activities and the effect of the approval of an incentive reduced income tax rate for certain operations located in China, partially offset by the geographic mix of earnings.

10.Earnings per share

The dilutive effects of performance-based stock awards were included in the computation of diluted earnings per share at the level the related performance criteria were met through the respective Consolidated Balance Sheet date.  Potential dilutive effects, representing approximately 470,000 and 630,000 shares at December 31, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

	Three Months Ended December 31,
	2025	2024
Net (loss) income attributable to Hillenbrand	$(2.2)	$6.4

Weighted-average shares outstanding (basic - in millions)	70.9	70.6
Effect of dilutive stock options and other unvested equity awards (in millions)	—	—
Weighted-average shares outstanding (diluted - in millions)	70.9	70.6

Basic (loss) earnings per share	$(0.03)	$0.09
Diluted (loss) earnings per share	$(0.03)	$0.09

Shares with anti-dilutive effect excluded from the computation of diluted earnings per share (in millions)	1.1	0.9

11. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2025	$(13.8)	$(51.9)	$(62.4)	$(128.1)
Other comprehensive income (loss) before reclassifications:
Before tax amount	(0.1)	10.8	(0.7)	10.0	$(0.3)	$9.7
Tax benefit	—	—	0.2	0.2	—	0.2
After tax amount	(0.1)	10.8	(0.5)	10.2	(0.3)	9.9
Amounts reclassified from accumulated other comprehensive loss (2)	0.2	—	(0.1)	0.1	—	0.1
Net current period other comprehensive income (loss)	0.1	10.8	(0.6)	10.3	$(0.3)	$10.0
Balance at December 31, 2025	$(13.7)	$(41.1)	$(63.0)	$(117.8)

(1)Includes gain and losses on intra-entity foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

	Pension and Postretirement	Currency Translation (1)	Net Unrealized (Loss) Gain on Derivative Instruments	Total Attributable to Hillenbrand, Inc.	Noncontrolling Interests	Total
Balance at September 30, 2024	$(15.6)	$(55.4)	$(25.6)	$(96.6)
Other comprehensive income (loss) before reclassifications:
Before tax amount	1.1	(63.3)	26.5	(35.7)	$(0.6)	$(36.3)
Tax benefit (expense)	(0.3)	—	0.7	0.4	—	0.4
After tax amount	0.8	(63.3)	27.2	(35.3)	(0.6)	(35.9)
Amounts reclassified from accumulated other comprehensive loss (2)	—	—	0.7	0.7	—	0.7
Net current period other comprehensive income (loss)	0.8	(63.3)	27.9	(34.6)	$(0.6)	$(35.2)
Balance at December 31, 2024	$(14.8)	$(118.7)	$2.3	$(131.2)

(1)Includes gains and losses on intra-foreign currency transactions that are of a long-term investment nature.
(2)Amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss include:

	Three Months Ended December 31, 2025
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$(0.1)	$(0.1)
Selling, general and administrative expenses	0.2	—	—	0.2
Total before tax	$0.2	$—	$(0.1)	$0.1
Tax expense				$—
Total reclassifications for the period, net of tax				$0.1

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 8).

	Three Months Ended December 31, 2024
	Amortization of Pension and Postretirement (1)		(Gain) Loss on
	Net Loss Recognized	Prior Service Costs Recognized	Derivative Instruments	Total
Affected Line in the Consolidated Statement of Operations:
Net revenue	$—	$—	$0.3	$0.3
Selling, general and administrative expenses	—	—	0.5	0.5
Total before tax	$—	$—	$0.8	$0.8
Tax expense				(0.1)
Total reclassifications for the period, net of tax				$0.7

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension (benefit) cost (see Note 8).

12.Share-Based Compensation

	Three Months Ended December 31,
	2025	2024
Share-based compensation costs	$4.7	$4.7
Less impact of income taxes	1.1	1.1
Share-based compensation costs, net of tax	$3.6	$3.6

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

During the three months ended December 31, 2025, the Company made the following grants:

Number of Units
Time-based stock awards	642,170

The Company’s time-based stock awards granted during the three months ended December 31, 2025, had weighted-average grant date fair values of $31.61. These units will be expensed on a straight-line basis over the vesting period.

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

	Carrying Value at December 31, 2025	Fair Value at December 31, 2025 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$173.1	$173.1	$—	$—
DPP receivables	4.7	—	4.7	—
Restricted cash	0.6	0.6	—	—
Restricted cash for benefit plan contributions	24.6	24.6	—	—
Investments in rabbi trust	6.9	6.9	—	—
Derivative instruments	12.4	—	12.4	—

Liabilities:
Revolving credit facility	283.5	—	283.5	—
$175 term loan	172.8	—	172.8	—
€240 term loan	278.7	—	278.7	—
$350 senior unsecured notes	350.0	350.6	—	—
$500 senior unsecured notes	500.0	512.2	—	—
Derivative instruments	82.8	—	82.8	—
Contingent consideration	12.3	—	—	12.3

	Carrying Value at September 30, 2025	Fair Value at September 30, 2025 Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$164.8	$164.8	$—	$—
DPP receivables	3.7	—	3.7	—
Restricted cash	0.6	0.6	—	—
Restricted cash for benefit plan contributions	26.0	26.0	—	—
Investments in rabbi trust	6.2	6.2	—	—
Derivative instruments	12.5	—	12.5	—

Liabilities:
Revolving credit facility	225.0	—	225.0	—
$175 term loan	175.0	—	175.0	—
€240 term loan	281.3	—	281.3	—
$350 senior unsecured notes	350.0	329.9	—	—
$500 senior unsecured notes	500.0	513.4	—	—
Derivative instruments	81.3	—	81.3	—
Contingent consideration	14.2	—	—	14.2

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
•The fair values of the amounts outstanding under the Facility, $175 term loan, and €240 term loan approximate carrying value, as the Company believes their variable interest rate terms correspond to current market terms, and therefore, are classified within Level 2 of the fair value hierarchy.
•The fair values of the $350 senior unsecured notes, and $500 senior unsecured notes were based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
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

Derivative instruments

Hillenbrand participates in cross-currency swap agreements aiming to hedge the variability in the movement of foreign currency exchange rates for its operations in Europe, while simultaneously lowering the Company’s overall borrowing costs. The maturity dates of these agreements range from 2027 to 2029. These agreements qualify for hedge accounting and accordingly the changes in the fair value of the derivatives are recorded in other comprehensive (loss) income and remain in accumulated other comprehensive loss attributable to Hillenbrand in shareholders’ equity until the hedged item is recognized in earnings. We assess the effectiveness of cross-currency swap contracts using the spot method, and the difference between the interest rate received and paid under the cross-currency swap agreements is recorded in interest expense, net, in the Consolidated Statements of Operations. As a result of participating in these cross-currency swap agreements, Hillenbrand recorded a reduction in interest expense, net of $2.7 and $3.2 during the three months ended December 31, 2025 and 2024, respectively. Hillenbrand presents the cross-currency swap agreements’ periodic settlements in operating activities in the Consolidated Statements of Cash Flows.

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

The aggregate notional value of the cross-currency swap agreements was $781.5 and $778.0 at December 31, 2025 and September 30, 2025, respectively. The aggregate notional value of the foreign currency exchange forward contract derivatives was $371.7 and $365.3 at December 31, 2025 and September 30, 2025, respectively. The derivatives are recorded at fair value in prepaid expenses and other current assets, other current liabilities, and other long-term liabilities in the Consolidated Balance Sheets.

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

Financial information for the Company’s reportable operating segments is presented below.

	Three Months Ended December 31, 2025
	Advanced Process Solutions	Molding Technology Solutions	Corporate	Total
Net revenue	$463.6	$86.6	$—	$550.2
Segment cost of goods sold	312.6	54.0	—	366.6
Adjusted other segment expenses (1)	90.6	16.4	14.5	121.5
Segment adjusted EBITDA	$60.4	$16.2	$(14.5)	$62.1

	Three Months Ended December 31, 2024
	Advanced Process Solutions	Molding Technology Solutions	Corporate	Total
Net revenue	$511.1	$195.8	$—	$706.9
Segment cost of goods sold	335.4	136.6	—	472.0
Adjusted other segment expenses (1)	92.9	31.8	13.1	137.8
Segment adjusted EBITDA	$82.8	$27.4	$(13.1)	$97.1

(1) Adjusted other segment expenses consists primarily of segment selling, general and administrative expenses.

The following tables present financial information for the Company’s reportable operating segments and significant geographical locations:

	Three Months Ended December 31,
	2025	2024
Net revenue
Advanced Process Solutions	$463.6	$511.1
Molding Technology Solutions	86.6	195.8
Total	$550.2	$706.9

Adjusted EBITDA (1)
Advanced Process Solutions	$60.4	$82.8
Molding Technology Solutions	16.2	27.4
Corporate	(14.5)	(13.1)

Net revenue (2)
United States	$183.3	$284.7
China	72.6	81.1
India	28.5	57.1
Germany	51.7	51.1
All other countries	214.1	232.9
Total	$550.2	$706.9

(1)Adjusted earnings before interest, income tax, depreciation, and amortization (“adjusted EBITDA”) is a non-GAAP financial measure used by management to measure segment performance and make operating decisions.
(2)The Company attributes net revenue to a geography based upon the location of the end customer.

	December 31, 2025	September 30, 2025
Total assets
Advanced Process Solutions	$3,392.7	$3,438.1
Molding Technology Solutions	846.9	824.7
Corporate	229.5	204.3
Total	$4,469.1	$4,467.1

Tangible long-lived assets, net
United States	$83.1	$86.1
Germany	122.6	125.9
China	44.4	42.1
India	12.3	6.6
All other foreign business units	79.3	81.9
Total	$341.7	$342.6

The following schedule reconciles reportable operating segment adjusted EBITDA to consolidated net income:

	Three Months Ended December 31,
	2025	2024
Adjusted EBITDA:
Advanced Process Solutions	$60.4	$82.8
Molding Technology Solutions	16.2	27.4
Corporate	(14.5)	(13.1)
Less:
Interest expense, net	20.2	25.1
Income tax (benefit) expense	(12.9)	6.4
Depreciation and amortization	33.1	37.9
Pension settlement gain	—	(1.7)
Business acquisition, divestiture, and integration costs	7.9	18.1
Non-cash and non-operational expense related to equity method investment	4.5	—
Restructuring and restructuring-related charges	4.9	2.4
Loss on divestiture	3.4	—
Consolidated net income	$1.0	$8.9

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(financial amounts in millions, except share and per share data, throughout Management’s Discussion and Analysis)

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Throughout this Quarterly Report on Form 10-Q, we make a number of “forward-looking statements,” including statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbor provided under these sections. These are statements about future sales, earnings, cash flow, results of operations, uses of cash, financings, share repurchases, ability to meet deleveraging goals, and other measures of financial performance or potential future plans or events, strategies, objectives, beliefs, prospects, assumptions, expectations, and projected costs or savings or transactions of the Company, including the proposed acquisition of Hillenbrand by an affiliate of Lone Star Fund XII, L.P. through a merger transaction (the “Merger”), that might or might not happen in the future, as contrasted with historical information. Forward-looking statements are based on assumptions that we believe are reasonable, but by their very nature are subject to a wide range of risks. If our assumptions prove inaccurate or unknown risks and uncertainties materialize, actual results could vary materially from Hillenbrand’s expectations and projections.

The following list, though not exhaustive, contains words that could indicate a forward-looking statement.

intend	believe	plan	expect	may	goal	would	project	position	future	outlook
become	pursue	estimate	will	forecast	continue	could	anticipate	remain	likely
target	encourage	promise	improve	progress	potential	should	impact	strategy	assume

Any number of factors, many of which are beyond our control, could cause our performance to differ significantly from what is described in the forward-looking statements. These factors include, but are not limited to: the risk that the Merger may not be consummated in a timely manner or at all; the possible inability of the parties to the definitive agreement for the Merger (the “Merger Agreement”) to satisfy the conditions to the closing of the Merger, on a timely basis or at all; the possible occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the risk that the Merger Agreement may be terminated in circumstances that require Hillenbrand to pay a termination fee; the risk that the relevant affiliates of Lone Star Funds fail to obtain on a timely basis or at all the financing necessary to complete the Merger; litigation relating to the Merger and the outcome of any such litigation, the potential adverse impact on Hillenbrand of contractual restrictions under the Merger Agreement that limit Hillenbrand’s ability to pursue business opportunities or strategic transactions; risks relating to significant transaction costs associated with the Merger and the possibility that the Merger may be more expensive to complete than anticipated; competitors’ responses to the Merger; global market and economic conditions, including those related to the continued volatility in the financial markets, including as a result of the United States (“U.S.”) administration’s imposition of tariffs and changing trade policies; the risk of business disruptions associated with information technology, cyber-attacks, or catastrophic losses affecting infrastructure; increasing competition for highly skilled and talented workers, as well as labor shortages; closures or slowdowns and changes in labor costs and labor difficulties; uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change; increased costs, poor quality, or unavailability of raw materials or certain outsourced services and supply chain disruptions; economic and financial conditions including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; uncertainty in U.S. global trade policy and risks with governmental instability in certain parts of the world; our level of international sales and operations; negative effects of acquisitions, including the Schenck Process Food and Performance Materials business and Linxis Group SAS acquisitions, on the Company’s business, financial condition, results of operations and financial performance; competition in the industries in which we operate, including on price; cyclical demand for industrial capital goods; the ability to recognize the benefits of any acquisition or divestiture, including the sale of Milacron injection molding and extrusion business (the “Disposition”), including potential synergies and cost savings or the failure of the Company or any acquired company, or the Disposition, to achieve its plans and objectives generally; any strategic and operational initiatives implemented by the parties to the Disposition after the consummation of the Disposition; potential adverse effects of the announcement or results of the Disposition or the announcement or pendency of the Merger, or any failure to complete the Merger, on the market price of the Company’s common stock or on the ability of the Company to develop and maintain relationships with its personnel and customers, suppliers and others with whom it does business or otherwise on the Company’s business, financial condition, results of operations and financial performance; risks related to diversion of management’s attention from our ongoing business operations due to the Disposition or the Merger; impairment charges to goodwill and other identifiable intangible assets; impacts of decreases in demand or changes in technological advances, laws, or regulation on the net revenues that we derive from the plastics industry; the impact to the Company’s effective tax rate of changes in the mix of earnings or in tax laws and certain other tax-related matters; exposure to tax uncertainties and audits; involvement in claims, lawsuits, and governmental proceedings related to operations; uncertainty in the U.S. political and regulatory environment; adverse foreign currency fluctuations; and labor disruptions. There can be no assurances that the Merger will be consummated.

Shareholders, potential investors, and other readers are urged to consider these risks and uncertainties in evaluating forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. For a more in-depth discussion of certain factors that could cause actual results to differ from those contained in forward-looking statements, see the discussion under the heading “Risk Factors” in Part I, Item 1A of Hillenbrand’s Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2025, as well as other risks and uncertainties detailed in our other filings with the SEC from time to time. Any forward-looking statement made in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statement, whether written or oral, made to reflect new information, future developments or otherwise.

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

The transactions contemplated by the Merger Agreement were unanimously approved by Hillenbrand’s Board of Directors, and Hillenbrand’s shareholders voted to approve the Merger Agreement at a special meeting of the Company’s shareholders on January 8, 2026. The Merger is expected to close by the end of the first quarter of calendar year 2026, subject to customary closing conditions.

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

OPERATING PERFORMANCE MEASURES

The following discussion compares our results for the three months ended December 31, 2025, to the same period in 2024.  The Company’s fiscal year ends on September 30.  Unless otherwise stated, references to years refer to fiscal years.  We begin the discussion at a consolidated level and then provide separate detail about Advanced Process Solutions, Molding Technology Solutions, and Corporate.  These results of operations are prepared in accordance with GAAP.

We also provide certain non-GAAP operating performance measures. These non-GAAP financial measures are referred to as “adjusted” measures and generally exclude expenses associated with business acquisition, divestiture, and integration costs, restructuring and restructuring-related charges, pension settlement gain or charges, and inventory step-up costs.

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

See page 24 for a reconciliation of adjusted EBITDA to consolidated net income, the most directly comparable GAAP financial measure. We use other non-GAAP financial measures in certain other instances and include information reconciling such non-GAAP financial measures to the respective most directly comparable GAAP financial measures. Given that backlog is an operational measure and that the Company’s methodology for calculating backlog does not meet the definition of a non-GAAP financial measure, as that term is defined by the SEC, a quantitative reconciliation is not required or provided.

CRITICAL ACCOUNTING ESTIMATES

For the three months ended December 31, 2025, there were no significant changes to our critical accounting estimates as outlined in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on November 19, 2025.

OPERATIONS REVIEW — CONSOLIDATED

	Three Months Ended December 31,
	2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$550.2		$706.9	100.0
Gross profit	183.7	33.4	235.0	33.2
Selling, general and administrative expenses	149.2	27.1	171.1	24.2
Amortization expense	22.8		25.2
Loss on divestiture	3.4		—
Pension settlement gain	—		(1.7)
Interest expense, net	20.2		25.1
Income tax (benefit) expense	(12.9)		6.4

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

Net revenue decreased $156.7 (22%).

•Advanced Process Solutions net revenue decreased $47.5 (9%), primarily driven by a decrease in capital equipment sales volume and lower aftermarket parts and service net revenue, partially offset by favorable pricing. Foreign currency impact increased net revenue by 4%.

•Molding Technology Solutions net revenue decreased $109.2 (56%), primarily driven by the divestiture of Milacron. Foreign currency impact increased net revenue by 1%.

Gross profit decreased $51.3 (22%) and gross profit margin improved 20 basis points to 33.4%. On an adjusted basis, which excludes business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges, adjusted gross profit decreased $50.2 (21%), and adjusted gross profit margin improved 40 basis points to 33.8%.

•Advanced Process Solutions gross profit decreased $24.6 (14%), primarily driven by lower volume, unfavorable product mix, and cost inflation, partially offset by favorable pricing and productivity improvements. Gross profit margin decreased 180 basis points to 32.6%,

Advanced Process Solutions gross profit included restructuring and restructuring related charges ($1.8 in 2026 and $0.8 in 2025). Excluding these non-recurring items, adjusted gross profit decreased $23.6 (13%) and adjusted gross profit margin decreased 150 basis points to 33.0%.

•Molding Technology Solutions gross profit decreased $26.7 (45%) primarily driven by the divestiture of Milacron. Foreign currency impact improved gross profit by 1%. Gross profit margin increased 730 basis points to 37.6%,

Selling, general and administrative expenses decreased $21.9 (13%), primarily driven by the divestiture of Milacron, a decrease in variable compensation, a decrease in business acquisition, divestiture, and integration costs, and productivity improvements, partially offset by cost inflation. Foreign currency impact increased selling, general and administrative expenses by 1%. Selling, general and administrative expenses as a percentage of net revenue increased 290 basis points to 27.1%. Selling, general and administrative expenses included the following items:

	Three Months Ended December 31,
	2025	2024
Business acquisition, divestiture, and integration costs	$7.9	$18.1
Restructuring and restructuring-related charges	2.8	1.4
On an adjusted basis, which excludes business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges, selling, general and administrative expenses decreased $17.6 (12%). Adjusted selling, general and administrative expenses as a percentage of net revenue increased 300 basis points to 24.4%.

Loss on divestiture of $3.4 was due to the loss on divestiture of Milacron.

Pension settlement gain decreased $1.7 due to one-time premium refunds received in 2025 from the termination of the Company’s U.S. pension plan. See Note 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this pension settlement gain.

Interest expense, net decreased $4.9 (20%), primarily due to lower weighted average borrowings.

The effective tax rate was 108.4% in 2026 compared to 41.8% in 2025. The increase in the effective tax rate was primarily driven by one-time discrete impacts related to the finalization of the income tax accounting related to the sale of Milacron and related restructuring activities and the effect of the approval of an incentive reduced income tax rate for certain operations located in China, partially offset by the geographic mix of earnings.

OPERATIONS REVIEW — Advanced Process Solutions

	Three Months Ended December 31,
	2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$463.6		$511.1	100.0
Gross profit	151.1	32.6	175.7	34.4
Selling, general and administrative expenses	102.6	22.1	109.0	21.3
Amortization expense	16.2		16.4

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

Net revenue decreased $47.5 (9%), primarily driven by a decrease in capital equipment sales volume and lower aftermarket parts and service net revenue, partially offset by favorable pricing. Foreign currency impact increased net revenue by 4%.

Order backlog decreased $150.9 (10%) from $1,583.6 at December 31, 2024, to $1,432.7 at December 31, 2025. The decrease in order backlog was primarily driven by a decrease in capital equipment orders. Foreign currency impact increased order backlog by 6%. On a sequential basis, order backlog decreased $89.7 (6%) to $1,432.7 at December 31, 2025, down from $1,522.4 at September 30, 2025, primarily driven by a decrease in capital equipment orders.

Gross profit decreased $24.6 (14%), primarily driven by lower volume, unfavorable product mix, and cost inflation, partially offset by favorable pricing and productivity improvements. Gross profit margin decreased 180 basis points to 32.6%,

Advanced Process Solutions gross profit included restructuring and restructuring related charges ($1.8 in 2026 and $0.8 in 2025). Excluding these non-recurring items, adjusted gross profit decreased $23.6 (13%) and adjusted gross profit margin decreased 150 basis points to 33.0%.

Selling, general and administrative expenses decreased $6.4 (6%) primarily driven by a decrease in variable compensation and productivity improvements, partially offset by cost inflation. Selling, general and administrative expenses as a percentage of net revenue increased 80 basis points to 22.1%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($0.9 in 2026 and $7.1 in 2025) and restructuring and restructuring-related charges ($2.5 in 2026 and $0.7 in 2025). Excluding these items, adjusted selling, general and administrative expenses decreased $1.9 (2%) and adjusted selling, general and administrative expenses as a percentage of net revenue increased 160 basis points to 21.4%.

OPERATIONS REVIEW — Molding Technology Solutions

	Three Months Ended December 31,
	2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$86.6	100.0	$195.8	100.0
Gross profit	32.6	37.6	59.3	30.3
Selling, general and administrative expenses	19.6	22.6	41.4	21.1
Amortization expense	6.6		8.8

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

Net revenue decreased $109.2 (56%), primarily driven by the divestiture of Milacron. Foreign currency impact increased net revenue by 1%.

Order backlog decreased $179.1 (77%) from $233.1 at December 31, 2024, to $54.0 at December 31, 2025, primarily due to the Milacron divestiture. On a sequential basis, order backlog increased $2.2 (4%) to $54.0 at December 31, 2025, up from $51.8 at September 30, 2025.

Gross profit decreased $26.7 (45%) primarily driven by the divestiture of Milacron. Foreign currency impact improved gross profit by 1%. Gross profit margin increased 730 basis points to 37.6%,

Selling, general and administrative expenses decreased $21.8 (53%), primarily driven the divestiture of Milacron. Selling, general and administrative expenses as a percentage of net revenue increased 150 basis points to 22.6%.

Selling, general and administrative expenses included business acquisition, divestiture, and integration costs ($4.0 in 2025) and restructuring and restructuring related costs ($0.3 in 2026 and $0.7 in 2025). Excluding these charges, adjusted selling, general and administrative expenses decreased $17.6 (48%) and adjusted selling, general and administrative expenses as a percentage of net revenue increased 340 basis points to 22.2%.

REVIEW OF CORPORATE EXPENSES

	Three Months Ended December 31,
	2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue
Core corporate expenses	$15.5	2.8	$13.7	1.9
Business acquisition, divestiture, and integration costs	7.0	1.3	7.0	1.0
Non-cash and non-operational expense related to equity method investment	4.5	0.8	—	—
Corporate expenses	$27.0	4.9	$20.7	2.9

Corporate expenses include the cost of providing management and administrative services to each reportable operating segment.  These services include treasury management, human resources, legal, business development, information technology, tax compliance, procurement, sustainability, and other public company support functions such as internal audit, investor relations, and financial reporting. Corporate expenses also include costs related to business acquisition, divestiture, and integration, which we incur as a result of our strategy to grow through selective acquisitions. Core expenses primarily represent corporate expenses excluding costs related to business acquisition, divestiture, and integration costs and restructuring and restructuring-related charges.

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

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

Corporate expenses increased $6.3 (30%), primarily driven by an increase in non-cash and non-operational expense related to equity method investments and a decrease in equity earnings from affiliates. These expenses as a percentage of net revenue were 4.9%, an increase of 200 basis points from the prior year.

Core corporate expenses increased $1.8 (13.1%), primarily due to a decrease in equity earnings from affiliates. These expenses as a percentage of net revenue were 2.8%, flat to prior year.

NON-GAAP OPERATING PERFORMANCE MEASURES

The following is a reconciliation from consolidated net income, the most directly comparable GAAP operating performance measure, to our non-GAAP adjusted EBITDA.

	Three Months Ended December 31,
	2025	2024
Consolidated net income	$1.0	$8.9
Interest expense, net	20.2	25.1
Income tax (benefit) expense	(12.9)	6.4
Depreciation and amortization	33.1	37.9
Consolidated EBITDA	41.4	78.3
Pension settlement gain (1)	—	(1.7)
Loss on divestiture (2)	3.4	—
Business acquisition, divestiture, and integration costs (3)	7.9	18.1
Non-cash and non-operational expense related to equity method investment (4)	4.5	—
Restructuring and restructuring-related charges (5)	4.9	2.4
Adjusted EBITDA	$62.1	$97.1

(1)The pension settlement gain during the three months ended December 31, 2025, was due to one-time premium refunds received related to the termination of the Company’s U.S. pension plan.

(2)The current year amount represents loss on the divestiture of Milacron.
(3)Business acquisition, divestiture, and integration costs during the three months ended December 31, 2025 and 2024. The costs incurred during the three months ended December 31, 2025, primarily included costs associated with the Merger. The costs incurred during the three months ended December 31, 2024, primarily included costs associated with the integration of recent acquisitions.
(4)Inventory step-up costs related to equity method investment.
(5)Restructuring and restructuring-related charges primarily included severance costs during the three months ended December 31, 2025 and 2024.

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

Consolidated net income decreased $7.9 (89%) for the three months ended December 31, 2025, compared to the same period in fiscal 2025. The decrease was primarily driven by lower volume and cost inflation, partially offset by a decrease in business acquisition, divestiture, and integration costs, a decrease in income tax expense, favorable pricing, and productivity improvements.

Consolidated adjusted EBITDA decreased $35.0 (36%) for the three months ended December 31, 2025, compared to the same period in fiscal 2025. The decrease was primarily driven by the divestiture of Milacron, lower volume, and cost inflation, partially offset by favorable pricing and productivity improvements. Foreign currency impact increased adjusted EBITDA by $1.7 (2%).

LIQUIDITY AND CAPITAL RESOURCES

Ability to Access Cash

Our debt financing has historically included revolving credit facilities, term loans, and long-term notes as part of our overall financing strategy. We regularly review and adjust the mix of fixed-rate and variable-rate debt within our capital structure in order to achieve a target range based on our financing strategy.

As of December 31, 2025, we had $400.7 of borrowing capacity under the Facility, of which $34.5 was available as of such date based on our most restrictive covenant. The available borrowing capacity as of December 31, 2025, reflected a reduction of $15.8 for outstanding letters of credit issued under the Facility. The Company may request an increase of up to $600.0 in the total borrowing capacity under the Facility, subject to approval of the lenders.

In the normal course of business, operating companies within our reportable operating segments provide to certain customers bank guarantees and other credit arrangements in support of performance, warranty, advance payment, and other contractual obligations. This form of trade finance is customary in the industry and, as a result, we maintain adequate capacity to provide the guarantees. As of December 31, 2025, we had guarantee arrangements totaling $668.0, under which $363.3 was used for guarantees. These arrangements include the 2025 Amended L/G Facility Agreement under which unsecured letters of credit, bank guarantees, or other surety bonds may be issued. The Company may request an increase to the total capacity under the 2025 Amended L/G Facility Agreement by an additional €100.0, subject to approval of the lenders.

We have significant operations outside the U.S. We continue to assert that the basis differences in the majority of our foreign subsidiaries continue to be permanently reinvested outside of the U.S. We have recorded tax liabilities associated with distribution taxes on expected distributions of available cash and current earnings. The Company has made, and intends to continue to make, substantial investments in our businesses in foreign jurisdictions to support the ongoing development and growth of our international operations. The cash at our foreign subsidiaries, including U.S. subsidiaries participating in non-U.S. cash pooling arrangements, totaled $144.1 at December 31, 2025. We continue to actively evaluate our global capital deployment and cash needs.

On December 2, 2021, our Board of Directors authorized a new share repurchase program of up to $300.0, which replaced the previous $200.0 share repurchase program. The repurchase program has no expiration date but may be terminated by the Board of Directors at any time. We had approximately $125.0 remaining for share repurchases under the existing authorization at December 31, 2025. We are prohibited under the terms of the Merger Agreement from undertaking share repurchases except as agreed by Parent.

Our anticipated contribution to our defined benefit pension plans in fiscal 2026 is $10.1, of which $1.9 was made during the three months ended December 31, 2025. We will continue to monitor plan funding levels, performance of the assets within the plans, and overall economic activity, and we may make additional discretionary funding decisions based on the net impact of the above factors.

We paid a quarterly cash dividend $0.2275 per common share, approximately $16.1 in the aggregate, during the three months ended December 31, 2025. We are prohibited under the terms of the Merger Agreement from paying any further dividends except as agreed by Parent.

We believe existing cash and cash equivalents, cash flows from operations, borrowings under existing arrangements, and the issuance of debt will be sufficient to fund our operating activities and cash commitments for investing and financing activities. Based on these factors, and assuming the Merger is consummated within the currently expected time frame, we believe our current liquidity position is sufficient and will continue to meet all of our financial commitments in the current business environment.

Merger Agreement

The Merger Agreement contains customary covenants regarding the conduct of the business of the Company and its subsidiaries prior to the closing of the Merger. In addition, pursuant to the Merger Agreement, the Company has agreed, subject to certain exceptions, not to take, authorize or agree or commit to do certain actions, including incurring indebtedness for borrowed money or guaranteeing any such indebtedness, or issuing or selling any debt securities or warrants or other rights to acquire any debt security of the Company or any of its subsidiaries. Notwithstanding the foregoing, the Merger Agreement permits the Company and its subsidiaries to incur indebtedness pursuant to agreements in effect prior to the execution of the Merger Agreement, including the agreement governing the Facility, the Amended L/G Facility Agreement and the indentures governing the Company’s senior unsecured notes due February 2029 and the Company’s senior unsecured notes due March 2031. The Merger Agreement also prohibits the aggregate principal amount of all outstanding letters of credit, bank guarantees, credit support instruments (other than surety bonds or similar instruments) or similar obligations in respect of the Company and/or any of its subsidiaries to exceed $350.0 in the aggregate at any time prior to the consummation of the Merger, subject to certain exceptions. We do not believe that these restrictions or other restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

Cash Flows

	Three Months Ended December 31,
	2025	2024
Cash flows (used in) provided by:
Operating activities	$(27.4)	$(11.3)
Investing activities	1.4	9.5
Financing activities	31.2	26.8
Effect of exchange rates on cash and cash equivalents	1.7	(14.4)
Net cash flows	$6.9	$10.6

Operating Activities

Operating activities used $27.4 of cash during the three months ended December 31, 2025, and used $11.3 of cash during the three months ended December 31, 2024, a $16.1 decrease.  The decrease in operating cash flow used was primarily driven by decreased order volume and unfavorable timing of working capital requirements.

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

Investing Activities

The $8.1 decrease in net cash flows from investing activities during the three months ended December 31, 2025, was primarily due to the decrease in collection of deferred purchase price receivables as well as a decrease in proceeds from a cross currency swap settlement.

Financing Activities

Cash used in financing activities was largely impacted by net borrowing activity. Our general practice is to use available cash to pay down debt unless it is needed for an acquisition. The $4.4 increase in net cash flows from financing activities during the three months ended December 31, 2025, was primarily due to the increase in net borrowings on the Facility.

We returned $16.1 to shareholders during the three months ended December 31, 2025 in the form of quarterly dividends. We increased our quarterly dividend in fiscal 2025 to $0.2275 per common share from $0.2250 per common share paid during fiscal 2025. Pursuant to the terms of the Merger Agreement, no additional cash dividends will be paid.

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

	December 31, 2025	September 30, 2025
Combined Balance Sheets Information:
Current assets (1)	$1,638.5	$1,968.0
Non-current assets	5,757.1	5,667.2
Current liabilities	1,544.5	1,575.7
Non-current liabilities	1,337.6	1,342.2

		Three Months Ended December 31, 2025
Combined Statements of Operations Information:
Net revenue (2)		$93.9
Gross profit		33.3
Net loss attributable to Obligors		(1.0)

(1) Current assets include intercompany receivables from non-guarantors of $665.1 as of December 31, 2025 and $877.5 as of September 30, 2025.
(2) Net revenue includes intercompany sales with non-guarantors of $3.9 for the three months ended December 31, 2025.

Recently Adopted and Issued Accounting Standards

For a summary of recently issued and adopted accounting standards applicable to us, see Item 1, Note 2 of Part I of this Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2025 Form 10-K for the year ended September 30, 2025, filed with the SEC on November 19, 2025. There have been no material changes in this information since the filing of our 2025 Form 10-K.

Item 4.                CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Interim Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

There have been no changes in internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.                RISK FACTORS

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on November 19, 2025.

Item 5.                OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit 2.1		Agreement and Plan of Merger, dated as of October 14, 2025, by and among Hillenbrand Inc., LSF12 Helix Parent, LLC and LSF12 Helix Merger Sub, Inc. (Incorporate by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 15, 2025)
Exhibit 3.1		Restated and Amended Articles of Incorporation of Hillenbrand, Inc., effective as of February 13, 2020 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2020)
Exhibit 3.2		Amended and Restated Code of By-Laws of Hillenbrand, Inc., effective as of April 26, 2024 (Incorporated by reference to Exhibit 3.2 to Current Report on Form 10-Q filed April 30, 2024)
Exhibit 22		List of Guarantor Subsidiaries of Hillenbrand, Inc. (Incorporated by reference to Exhibit 22 to Annual Report on Form 10-K filed November 19, 2025)
Exhibit 31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101		The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND, INC.

Date: February 9, 2026	By:	/s/ Megan A. Walke
Megan A. Walke
Interim Chief Financial Officer, Vice President, Corporate
Controller and Chief Accounting Officer